Form 10QSB
period 2004-03-31
Southern Community Financial Corp.
filed 2004-05-17
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission file number: 0-50765

SOUTHERN COMMUNITY FINANCIAL CORP.

(Exact Name of Small Business Issuer Specified in its Charter)

                  Virginia

 16-1694602

(State or Other Jurisdiction of

 (I.R.S. Employer

     Incorporation or Organization)

 Identification Number)

1231 Alverser Drive, P.O. Box 330, Midlothian, Virginia  23113

(Address of Principal Executive Offices)

804-897-3900

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No__.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

1,712,194 shares of common stock, $4.00 par value, outstanding as of May 3, 2004.

Southern Community Financial Corp.

Form 10-QSB

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements.

Consolidated Statements of Financial Condition

March 31, 2004 (unaudited) and December 31, 2003

3

Consolidated Statements of Operations

For the Three Months Ended

March 31, 2004 and 2003 (unaudited)

4

Consolidated Statements of Stockholders’ Equity

For Three Months Ended

March 31, 2004 and 2003 (unaudited)

5

Consolidated Statements of Cash Flows

For Three Months Ended

March 31, 2004 and 2003 (unaudited)

6

Notes to Condensed Consolidated Financial Statements (unaudited)

7

Item 2.  Management’s Discussion and Analysis or Plan of Operation

10

Item 3.  Controls and Procedures

25

Part II.  Other Information

Item 1.  Legal Proceedings.

26

Item 2.  Changes in Securities and Small Business Issuer Purchases
of Equity Securities.

26

Item 3.  Defaults Upon Senior Securities.

26

Item 4.  Submission of Matters to a Vote of Security Holders.

26

Item 5.  Other Information.

26

Item 6.  Exhibits and Reports on Form 8-K.

26

Signatures

27

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Southern Community Financial Corp.
Consolidated Statements of Financial Condition
March 31, 2004 (unaudited) and December 31, 2003

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and due from banks	$ 4,604,464	$ 3,547,608
Federal funds sold	11,909,620	2,016,833
Investment securities available for sale	4,860,643	8,623,802
Loans held for sale	1,676,568	1,502,997
Loans
Outstandings	104,563,029	93,064,168
Allowance for loan losses	(1,241,794)	(1,137,794)
Deferred fees	(359,048)	(403,867)
	102,962,187	91,522,507
Premises and equipment, net	6,073,906	6,075,786
Accrued interest receivable	396,590	391,658
Goodwill	934,354	934,354
Other assets	606,458	443,958

	$ 134,024,790	$ 115,059,503

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$ 9,003,569	$ 7,522,220
Now	5,132,243	4,686,374
Money market	20,592,559	20,570,001
Savings	3,626,128	3,279,538
Time deposits of $100,000 and over	25,826,568	19,275,603
Other time deposits	50,464,135	40,988,871
	114,645,202	96,322,607
FHLB advances	4,000,000	4,000,000
Other borrowings	872,762	804,197
Accrued interest payable	138,941	114,177
Other liabilities	705,626	228,832
Total liabilities	120,362,531	101,469,813

Stockholders' equity
Preferred stock, $1 par value - 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $4 par value - 3,000,000 shares authorized;
1,712,194 shares issued and outstanding at March 31, 2004,
1,710,994 shares issued and outstanding at December 31, 2003	6,848,776	6,843,976
Additional paid-in capital	8,308,538	8,303,810
Accumulated other comprehensive
income (loss)	10,298	(50,786)
Retained earnings (deficit)	(1,505,353)	(1,507,310)
Total stockholders' equity	13,662,259	13,589,690

	$ 134,024,790	$ 115,059,503

See accompanying notes to consolidated financial statements.

Southern Community Financial Corp.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	Three Months
	Ended March 31,
	2004	2003
Interest income
Loans	$ 1,583,254	$ 955,674
Investment securities	74,184	95,139
Federal funds sold	12,444	8,642
Total interest income	1,669,882	1,059,455

Interest expense
Deposits	542,009	412,349
Borrowed funds	58,499	28,937
Total interest expense	600,508	441,286

Net interest income	1,069,374	618,169
Provision for loan losses	104,000	111,000
Net interest income after provision
for loan losses	965,374	507,169

Noninterest income
Service charges and fees	117,829	76,285
Gain on sale of loans	205,154	11,652
Gain (loss) on securities, net	(16,396)	(1,223)
Other	14,258	14,950
Total noninterest income	320,845	101,664

Noninterest expense
Salaries and benefits	726,412	357,482
Occupancy	68,272	37,580
Equipment	124,044	73,081
Data processing	95,601	55,876
Advertising and marketing	32,741	23,011
Supplies	42,038	38,684
Legal	13,329	3,590
Audit and accounting	18,000	16,875
Other outside services	24,891	20,143
Taxes other than income	26,500	22,500
Loan underwriting	35,751	14,074
Insurance expense	3,770	12,274
Telephone	15,822	6,849
Dues and memberships	5,456	2,690
Other operating expense	51,635	13,735
Total noninterest expense	1,284,262	698,444

Net income (loss) before income taxes	1,957	(89,611)
Provision for income taxes	-	-

Net income (loss)	$ 1,957	$ (89,611)

Earnings (loss) per share, basic	$ -	$ (0.05)
Earnings (loss) per share, diluted	$ -	$ (0.05)

See accompanying notes to consolidated financial statements.

Southern Community Financial Corp.
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2004 and 2003
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2003	1,710,994	$ 6,843,976	$ 8,303,810	$ (1,507,310)	$ (50,786)	$ 13,589,690
Issuance of common stock	1,200	4,800	4,728	-	-	9,528
Net income	-	-	-	1,957	-	1,957
Change in unrealized gain
(loss) on securities
available for sale	-	-	-	-	61,084	61,084
Total comprehensive
income (loss)	-	-	-	1,957	61,084	63,041

Balance, March 31, 2004	1,712,194	$ 6,848,776	$ 8,308,538	$ (1,505,353)	$ 10,298	$ 13,662,259

Balance, December 31, 2002	1,697,294	$ 6,789,176	$ 8,246,325	$ (1,576,135)	$ 10,089	$ 13,469,455
Net loss	-	-	-	(89,611)	-	(89,611)
Change in unrealized gain
(loss) on securities
available for sale	-	-	-	-	(39,897)	(39,897)
Total comprehensive
income (loss)	-	-	-	(89,611)	(39,897)	(129,508)

Balance, March 31, 2003	1,697,294	$ 6,789,176	$ 8,246,325	$ (1,665,746)	$ (29,808)	$ 13,339,947

See accompanying notes to consolidated financial statements.

Southern Community Financial Corp.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	Three Months
	Ended March 31,
	2004	2003
Cash Flows from Operating Activities
Net income (loss)	$ 1,957	$ (89,611)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	88,854	64,695
Provision for loan losses	104,000	111,000
Gain on loans sold	(205,154)	(11,652)
Loss on securities	16,396	1,223
Proceeds from sale of mortgage loans	8,517,579	-
Origination of mortgage loans for sale	(8,485,996)	-
Amortization of premiums and accretion of
discounts on securities, net	4,170	77,216
Increase in interest receivable	(4,932)	(34,145)
Increase in other assets	(162,500)	(144,459)
Increase in interest payable	24,764	9,911
Increase in other liabilities	471,447	91,969
Net cash provided by operating activities	370,585	76,147

Cash Flows from Investing Activities
Purchases of available for sale securities	-	(7,954,023)
Maturities of available for sale securities	3,809,024	17,079,000
Net increase in loans	(11,543,680)	(8,959,368)
Purchase of business	-	(231,906)
Purchases of premises and equipment	(86,974)	(77,014)
Net cash used in investing activities	(7,821,630)	(143,311)

Cash Flows from Financing Activities
Issuance of common stock	9,528	-
Net increase (decrease) in deposits	18,322,595	(293,972)
Federal Home Loan Bank borrowings	-	2,000,000
Net increase in other borrowings	68,565	149,019
Net cash provided by financing activities	18,400,688	1,855,047

Net increase in cash and cash equivalents	10,949,643	1,787,883
Cash and cash equivalents, beginning of period	5,564,441	3,537,429

Cash and cash equivalents, end of period	$ 16,514,084	$ 5,325,312

See accompanying notes to consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Principles of presentation

Southern Community Financial Corp. (the “Company”) is the holding company of and successor to Southern Community Bank & Trust (the “Bank”).  Effective April 30, 2004, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction (the “Share Exchange”) pursuant to an Agreement and Plan of Reorganization, dated January 28, 2003, between the Company and the Bank (the “Agreement”).  The Agreement was approved by the shareholders of the Bank at the annual meeting of shareholders held on April 22, 2003.  Under the terms of the Agreement, the shares of the Bank’s common stock were exchanged for shares of the Company’s common stock, par value $4.00 per share (“Common Stock”), on a one-for-one basis.  As a result, the Bank became a wholly owned subsidiary of the Company, the Company became the holding company for the Bank and the shareholders of the Bank became shareholders of the Company.  All references to the Company in this quarterly report for dates or periods prior to April 30, 2004 are references to the Bank.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Federal Deposit Insurance Corporation.

The consolidated statements include the Company’s wholly owned subsidiary, Southern Community Bank & Trust, as well as the Bank’s three wholly-owned subsidiaries, Community First Mortgage Corporation (“Community First”), Chippenham Insurance Agency, Inc. (“Chippenham Insurance”) and Southern Community Services, Inc. (“Southern Community Services”).

Note 2 - Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period.  Actual results could differ significantly from those estimates.

Note 3 - Earnings (loss) per common share

Basic earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted-average number of common shares outstanding during the period.  During the three month periods ended March 31, 2004 and 2003, the weighted-average number of common shares outstanding totaled 1,711,601 and 1,697,294, respectively. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the net earnings (loss) of the Company. Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings (loss) per share for the periods presented; however, they either had no affect on the computed earnings per share amount or were excluded in the calculation of loss per share as their inclusion would be anti-dilutive.

Note 4 – Stock incentive and stock warrant plans

The Organizational Investors Warrant Plan made available 140,000 warrants for grant to the Company’s initial (organizational) investors for certain risks associated with the establishment of the Company.  The warrants have an exercise price of $10 per share (which approximated the fair value per share of common stock at issuance date) and expire in April 2008.  At March 31, 2004, 137,500 warrants had been issued and none had been exercised.

The Stockholder Loan Referral Warrant Plan provided for the issuance of warrants to purchase up to 50,000 shares of common stock of the Company to shareholders who referred qualifying loans that are accepted by the Company.  The plan applied to all qualifying loans originated during the period from May 1, 2000 through April 30, 2003.  The exercise price of each warrant is equal to the fair value of a share of common stock at the date of grant and the warrant has a twelve month term. During the three months ended March 31, 2004, warrants to purchase 1,200 shares of common stock were exercised at a purchase price of $7.94 per share.  Total warrants issued under this plan amounted to 34,500, of which 800 remain outstanding at March 31, 2004.  The value of the warrants issued is considered immaterial to the financial statements.

The Stock Incentive Plan initially authorizes the issuance of up to 175,000 shares of Common Stock to assist the Company in recruiting and retaining key personnel.  The following table summarizes options outstanding:

Options Activity

		Weighted
		Average
	Options	Exercise Price

Options outstanding January 1, 2004	160,900	$ 8.44
Granted	12,000	11.49
Forfeited	(210)	8.80
Exercised	-	-

Options outstanding March 31, 2004	172,690	$ 8.65

Options exercisable December 31, 2003	93,500

Fair value per share of options
granted during the year	$ 2.69

The Company applies Accounting Principles Board Opinion 25 in accounting for stock options granted to employees and directors pursuant to the Stock Incentive Plan.  Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under SFAS 123, the Company’s net income (loss) for the periods indicated would have been increased to the pro forma amounts indicated in the following table:

Three Months Ended March 31,
	2004	2003

Net income (loss) as reported	$ 1,957	$ (89,611)
Options expense	(17,000)	-

Pro forma net loss	$ (15,043)	$ (89,611)

Net (income) loss per share
Basic - as reported	$ -	$ (0.05)
Basic - pro forma	$ (0.01)	$ (0.05)

Diluted - as reported	$ -	$ (0.05)
Diluted - pro forma	$ (0.01)	$ (0.05)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants for the period indicated:

Three Months
Ended
March 31, 2004

Risk-free interest rate	4%
Dividend yield	0%
Expected weighted average term	7years
Volatility	35%

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are generally identified by phrases such as “we expect,” “we believe” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, interest rate fluctuations, risk inherent in making loans such as repayment risks and fluctuating collateral values, changes in laws and regulations applicable to us, changes in general economic and business conditions, competition within and from outside the banking industry, new products and services in the banking industry, problems with our technology, and changing trends in customer profiles.  Although we believe that our expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

Southern Community Financial Corp. (the “Company”) was organized under the laws of the Commonwealth of Virginia as a bank holding company whose activities consist of investment in its wholly-owned subsidiary, Southern Community Bank & Trust (the “Bank”).  The Bank is engaged in commercial and retail banking.  We opened to the public on December 13, 1999.  We place special emphasis on serving the financial needs of individuals, small and medium sized businesses, entrepreneurs, and professional concerns.

The Bank has three subsidiaries: Community First, Chippenham Insurance, and Southern Community Services. Through our combined companies, we offer a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans.  We are a community-oriented and locally owned and managed financial institution focusing on providing a high level of responsive and personalized services to our customers, delivered in the context of a strong direct relationship with the customer.  We conduct our operations from our main office/corporate headquarters location and three branch offices.

Our total assets increased to $134,025,000 at March 31, 2004 from $115,060,000 at December 31, 2003.  The 16.5% increase in total assets during the first three months of 2004 resulted from the growth of our business and customer base.  This was the highest growth in total assets for one quarter in the history of the Company, which we believe demonstrates the acceptance of our customer service philosophy by the community we serve.

Southern Community Financial Corp. is the holding company of and successor to Southern Community Bank & Trust.  Effective April 30, 2004, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction (the “Share Exchange”) pursuant to an Agreement and Plan of Reorganization, dated January 28, 2003, between the Company and the Bank (the “Agreement”).  The Agreement was approved by the shareholders of the Bank at the annual meeting of shareholders held on April 22, 2003.  Under the terms of the Agreement, the shares of the Bank’s common stock were exchanged for shares of the Company’s common stock, par value $4.00 per share (“Common Stock”), on a one-for-one basis.  As a result, the Bank became a wholly owned subsidiary of the Company, the Company became the holding company for the Bank and the shareholders of the Bank became shareholders of the Company.  All references to the Company in this quarterly report for dates or periods prior to April 30, 2004 are references to the Bank.

The following presents management’s discussion and analysis of the financial condition of the Company at March 31, 2004 and December 31, 2003, and results of operations for the Company for the three month periods ended March 31, 2004 and 2003.  This discussion should be read in conjunction with the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Federal Deposit Insurance Corporation.

Results of operations

We recorded net income of approximately $2,000, or less than $0.01 per share, in the first quarter of 2004 compared to a net loss of approximately $(90,000), or $(0.05) per share, in the first quarter of 2003.

The improvement in the Company's results of operations for the first quarter of 2004 of approximately $92,000 over the results in 2003 is attributable primarily to its growth.  The Company’s primary source of income, net interest income, increased by approximately $451,000, or 73.0%, from $618,000 in the first quarter of 2003 to $1,069,000 in the first quarter of 2004.  This increase in net interest income is a direct result of the Company’s growth in loans and deposits.  Noninterest income increased by approximately $219,000, or 215.6%, from $102,000 in the first quarter of 2003 to $321,000 in the first quarter of 2004.  This increase in noninterest income is attributable to increases in service charges and fees of approximately $42,000, or 54.5%, and gain on loan sales of approximately $194,000, or 1,660.7%.  These increases in noninterest income are primarily due to the operations of Community First and, to a lesser extent, the growth of the Company.  Noninterest expense increased by approximately $586,000, or 83.9%, from $698,000 in the first quarter of 2003 to $1,284,000 in the first quarter of 2004.  This increase in noninterest expense is attributable to our growth and expansion, including the acquisition of the mortgage company, with the majority of the increase in salaries and benefits of approximately $369,000.

Net interest income

Net interest income is our primary source of earnings and represents the difference between interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities.  The level of net interest income is affected primarily by variations in the volume and mix of those assets and liabilities, as well as changes in interest rates when compared to previous periods of operation.

Net interest income for the three months ended March 31, 2004 and 2003 was approximately $1,069,000 and $618,000, respectively.  This increase of $451,000, or 73.0%, in net interest income was due to growth in loans and deposits.  Our net interest margin for the first three months of 2004 was 3.88% compared to 3.45% for the first three months of 2003.

Average interest-earning assets for the first three months of 2004 increased by $37,683,000, or 51.8%, compared to the first three months of 2003.  The increase in interest-earning assets was due to the growth of our loan portfolio.  The average yield on interest-earning assets increased to 6.07% for the first three months of 2004 compared to 5.90% for the first three months of 2003.  The increase in the average yields from 2003 to 2004 was due primarily to an improvement in the yield on investment securities.

Our average interest-bearing liabilities increased by $38,304,000, or 62.4%, for the first three months of 2004 compared to the first three months of 2003.  The growth in those liabilities was primarily due to strong growth in deposits.  The average cost of interest-bearing liabilities declined to 2.42% for the first three months of 2004 from 2.91% for the first three months of 2003.  The principal reason for the sharp decline in the liability costs was the reduction in the costs of certificates of deposit, which fell from an average of 3.51% in the first three months of 2003 to 2.75% in the first three months of 2004.  Most of our deposit liabilities are fixed-rate certificates, so declining market short-term rates in the past year have had a positive impact on our net interest income.  In addition, our average non-interest-bearing deposits increased from $4,117,000 for the first three months of 2003 to $7,685,000 for the first three months of 2004.  See our discussion of interest rate sensitivity below for more information.

The following table illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders' equity and related income, expense and corresponding weighted-average yields and rates.  The average balances used in these tables and other statistical data were calculated using daily average balances.  We have no tax exempt assets for the periods presented.

Average Balance Sheets
(In thousands)

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$ 35,805	$ 567	6.35%	$ 26,987	$ 460	6.91%
Real estate - residential	14,483	210	5.82%	10,908	178	6.62%
Real estate - commercial	18,253	318	6.99%	6,622	124	7.59%
Real estate - construction	26,587	420	6.34%	7,234	122	6.84%
Consumer	3,430	56	6.55%	3,794	72	7.70%
Gross loans	98,558	1,571	6.39%	55,545	956	6.98%
Investment securities	5,584	74	5.32%	13,829	95	2.79%
Loans held for sale	871	12	5.53%	-	-
Federal funds and other	5,414	13	0.96%	3,370	8	0.96%
Total interest earning assets	110,427	1,670	6.07%	72,744	1,059	5.90%
Allowance for loan losses	(1,184)			(796)
Cash and due from banks	4,192			2,461
Premises and equipment, net	6,085			3,890
Other assets	1,924			44
Total assets	$121,444			$ 79,243

Interest bearing deposits
Interest checking	$ 4,869	$ 11	0.91%	$ 3,452	$ 9	1.06%
Money market	20,544	71	1.39%	12,267	48	1.59%
Savings	3,504	10	1.14%	3,358	11	1.33%
Certificates	65,586	450	2.75%	39,864	345	3.51%
Total deposits	94,503	542	2.30%	58,941	413	2.84%
Borrowings	5,210	59	4.54%	2,468	28	4.60%
Total interest bearing liabilities	99,713	601	2.42%	61,409	441	2.91%
Noninterest bearing deposits	7,685			4,117
Other liabilities	353			312
Total liabilities	107,751			65,838
Equity capital	13,693			13,405
Total liabilities and capital	$ 21,444			$ 79,243

Net interest income before
provision for loan losses		$ 1,069			$ 618

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.65%			3.00%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.88%			3.45%

Provision for loan losses

The provision for loan losses for the three months ended March 31, 2004 was $104,000, compared to $111,000 for the three months ended March 31, 2003.  The 6.3% decrease in 2004 was due to a change in our assessment of expected loss percentages on all loan categories.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.

Noninterest income

Noninterest income increased significantly from $102,000 for the first three months of 2003 to $321,000 for the first three months in 2004, a $219,000, or 215.6%, increase.  This increase is directly attributable to the acquisition of our mortgage banking subsidiary, Community First.  As a result of this acquisition, our gains on loan sales increased from $12,000 for the first three months of 2003 to $205,000 for the first three months of 2004, a $193,000, or 1660.7%, increase, and our service charges and fees increased from $76,000 for the first three months of 2003 to $118,000 for the first three months of 2004, a $42,000, or 54.5%, increase.

Noninterest expense

Noninterest expense for the three months ended March 31, 2004 totaled $1,284,000, an increase of 83.9% from the $698,000 recorded for the three months ended March 31, 2004.  Salaries and benefits represented the largest increase, increasing by 103.2% for the first three months of 2004 to $726,000, compared to $357,000 for the first three months of 2003.  This increase as well as other increases in noninterest expense were primarily attributable to the acquisition of Community First and the opening of the Chester branch in the latter half of 2003.

Income taxes

We did not record any income tax expense for the three months ended March 31, 2004 and 2003.  As of December 31, 2003, we have a federal net operating loss carry forward of $914,000, portions of which expire on various dates through 2023.  We have recorded a valuation allowance for the entire amount of the deferred tax asset as the timing and level of future earnings necessary to realize the deferred tax asset are uncertain.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded a franchise tax expense of $26,500 and $22,500 for the three months ended March 31, 2004 and 2003, respectively.

Loan Portfolio

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	March 31, 2004		December 31, 2003
	Amount	%	Amount	%

Commercial	$ 37,611	36.0%	$ 32,822	35.4%
Real estate - residential	14,711	14.1%	14,279	15.3%
Real estate - commercial	20,538	19.6%	16,500	17.7%
Real estate - construction	28,248	27.0%	25,627	27.5%
Consumer	3,455	3.3%	3,836	4.1%

Total loans	104,563	100.0%	93,064	100.0%
Less: unearned income, net	(359)		(404)
Less: Allowance for loan losses	(1,242)		(1,138)

Total loans, net	$ 102,962		$ 91,522

Allowance for loan losses

The allowance for loan losses at March 31, 2004 was $1,242,000, compared to $1,138,000 at December 31, 2003.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) was 1.19% at March 31, 2004 as compared to 1.23% at December 31, 2003.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.  See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Three Months Ended March 31,
	2004	2003

Beginning balance	$ 1,138	$ 755
Provision for loan losses	104	111
Charge-offs - commercial	-	(56)
Recoveries	-	-

Ending balance	$ 1,242	$ 810

Loans outstanding at end of period (1)	$ 104,204	$ 59,266
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of year	1.19%	1.37%

Average loans outstanding for the period (1)	$ 98,558	$ 55,545
Ratio of net charge-offs to average loans
outstanding for the period	N/A	0.10%

(1) Loans are net of unearned income.

Investment portfolio

At March 31, 2004 and December 31, 2003, all of our securities were classified as available-for-sale. The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(In thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
March 31, 2004
US Government Agencies
Within one year	$ 400	$ 400	$ -	$ 400	1.88%
One to five years	500	517	5	522	2.97%
More than five years	2,750	2,760	(7)	2,753	5.24%
Total	3,650	3,677	(2)	3,675	4.55%

Mortgage-backed securities
More than five years	1,107	1,118	18	1,136	3.98%
Total	1,107	1,118	18	1,136	3.98%

Other investments
More than five years	50	50	-	50	3.92%

Total investment securities	$ 4,807	$ 4,845	$ 16	$ 4,861	4.41%

December 31, 2003
US Government Agencies
Within one year	$ 3,400	$ 3,398	$ (1)	$ 3,397	1.93%
One to five years	1,100	1,138	(9)	1,129	3.85%
More than five years	2,750	2,756	(55)	2,701	5.24%
Total	7,250	7,292	(65)	7,227	3.48%

Mortgage-backed securities
More than five years	1,316	1,333	14	1,347	4.06%
Total	1,316	1,333	14	1,347	4.06%

Other investments
More than five years	50	50	-	50	3.92%

Total investment securities	$ 8,616	$ 8,675	$ (51)	$ 8,624	3.57%

Goodwill

Effective June 30, 2003, we purchased for cash all of the outstanding shares of Community First.  Community First is based in Richmond, Virginia and has a loan production office in Staunton, Virginia.  The former owner of Community First is Community Bank of Staunton, Virginia. The purchase resulted in the recording of goodwill of $689,000.

Effective January 1, 2003, we purchased for cash all of the outstanding shares of Chippenham Insurance, a full-service insurance agency that has been doing business in Chesterfield County, Virginia for 22 years.  The purchase resulted in the recording of goodwill of $245,000.

Deposits

Total deposits increased by $18,323,000, or 19.0%, for the first three months of 2004 as compared to a decrease of $145,000, or .2%, for the first three months of 2003.  In 2004, the increase in deposits occurred primarily in noninterest demand accounts which increased by $1,481,000, or 19.7%, and certificates of deposit which increased by $16,026,000, or 26.6%.

The mix of our deposits continues to be weighted toward certificates of deposit which represent 66.5% of our total deposits at March 31, 2004 as compared to 62.6% at December 31, 2003.  As a result, our cost of funds is higher than we would like and we are striving to change this mix more toward lower cost checking accounts.  As our branch network increases and becomes more convenient to a larger segment of our targeted customer base, we believe that a move to a higher percentage of our deposits in checking accounts will occur.  Additionally, we are emphasizing checking account deposit growth at our existing branches.

The average cost of interest-bearing deposits for the three months ended March 31, 2004 and 2003 was 2.30% and 2.84%, respectively.  This decline in our average cost of interest-bearing deposits has mirrored the overall decline in interest rates resulting from the actions by the Federal Reserve to decrease short-term interest rates.

The variety of deposit accounts that we offer has allowed us to be competitive in obtaining funds and has allowed us to respond with flexibility to, although not to eliminate, the threat of disintermediation (the flow of funds away from depository institutions such as banking institutions into direct investment vehicles such as government and corporate securities).  Our ability to attract and retain deposits, and our cost of funds, has been, and will continue to be, significantly affected by money market conditions.

Borrowings

We use borrowings to supplement deposits when they are available at a lower overall cost to us or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $4,000,000 at March 31, 2004 and December 31, 2003.  The FHLB advances are secured by the pledge of U.S. Government agency securities and the pledge of our FHLB stock.

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.  We did not have any purchased federal funds at March 31, 2004 or December 31, 2003.

Also, we borrowed short-term funds from an investment banker to purchase investment securities.  The securities are pledged as collateral for the loan.  The loan is due on demand and bears a daily adjusted market rate.  The amount outstanding at March 31, 2004 was $873,000.

Contractual obligations and other commitments

The following summarizes our contractual cash obligations and commitments, including maturing certificates of deposit, as of March 31, 2004 and the effect such obligations may have on liquidity and cash flows in future periods.

Contractual Obligations
(In thousands)

	Less Than	2-3	4-5	Over 5
	One Year	Years	Years	Years	Total

Leased property	$ 54	$ 110	$ 74	$ 65	$ 303
Time deposits (1)	43,563	23,495	9,152	81	76,291
FHLB advances	-	-	4,000	-	4,000
Other borrowings	873	-	-	-	873
Undisbursed credit lines	27,094	-	-	-	27,094
Commitments to extend credit	9,179	-	-	-	9,179
Standby letters of credit	768	-	-	-	768

	$ 81,531	$ 23,605	$ 13,226	$ 146	$ 118,508

(1) We expect to retain maturing deposits or replace maturing amounts with comparable time deposits based on current market rates.

Capital resources

Stockholders’ equity at March 31, 2004 was $13,662,000, compared to $13,590,000 at December 31, 2003.  The $72,000 increase in equity during the first three months of 2004 was due to proceeds from the issuance of stock of $9,000, a $61,000 increase in net unrealized gains on securities available-for-sale and net income of $2,000.  The $129,000 decrease in equity during the first three months of 2003 was due to a $39,000 increase in net unrealized losses on securities available-for-sale, and the $90,000 operating loss.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands)

	March 31,	December 31,
	2004	2003

Tier 1 capital
Common stock	$ 6,849	$ 6,844
Additional paid-in capital	8,308	8,304
Accumulated deficit	(1,505)	(1,507)
Total equity	13,652	13,641
Less: goodwill	(934)	(934)
Total Tier 1 capital	12,718	12,707

Tier 2 capital
Allowance for loan losses	1,242	1,138
Total Tier 2 capital	1,242	1,138

Total risk-based capital	13,960	13,845

Risk-weighted assets	$ 119,207	$ 99,643

Capital ratios
Tier 1 capital to risk-weighted assets	10.7%	12.8%
Total capital to risk-weighted assets	11.7%	13.9%
Leverage ratio (Tier 1 capital to
average assets)	10.6%	11.4%
Equity to total assets	11.8%	11.8%

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At March 31, 2004, cash, cash equivalents and investment securities available for sale totaled $21,375,000, or 15.9% of total assets, which we believe is adequate to meet short-term liquidity needs.

At March 31, 2004, we had commitments to originate $37,041,000 of loans.  Fixed commitments to incur capital expenditures were less than $25,000 at March 31, 2004.  Certificates of deposit scheduled to mature in the 12-month period ending March 31, 2005 totaled $43,563,000 at March 31, 2004.  We believe that a significant portion of such deposits will remain with us.  We further believe that loan repayments and other sources of funds will be adequate to meet our foreseeable short- and long-term liquidity needs.

Interest rate sensitivity

An important element of asset/liability management is the monitoring of our sensitivity to interest rate movements.  In order to measure the effects of interest rates on our net interest income, management takes into consideration the expected cash flows from the securities and loan portfolios and the expected magnitude of the repricing of specific asset and liability categories.  We evaluate interest sensitivity risk and then formulate guidelines to manage this risk based on management’s outlook regarding the economy, forecasted interest rate movements and other business factors.  Our goal is to maximize and stabilize the net interest margin by limiting exposure to interest rate changes.

Contractual principal repayments of loans do not necessarily reflect the actual term of our loan portfolio.  The average lives of mortgage loans are substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which gives us the right to declare a loan immediately due and payable in the event, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid.  In addition, certain borrowers increase their equity in the security property by making payments in excess of those required under the terms of the mortgage.

The sale of fixed rate loans is intended to protect us from precipitous changes in the general level of interest rates. The valuation of adjustable rate mortgage loans is not as directly dependent on the level of interest rates as is the value of fixed rate loans.  As with other investments, we regularly monitor the appropriateness of the level of adjustable rate mortgage loans in our portfolio and may decide from time to time to sell such loans and reinvest the proceeds in other adjustable rate investments.

The data in the following table reflects repricing or expected maturities of various assets and liabilities at March 31, 2004.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Southern Community Bank & Trust
Interest Rate Sensitivity GAP Analysis
March 31, 2004
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 2,173	$ 564	$ 1,893	$ 1,825	$ 4,510	$ 10,965
Variable rate	65,704	1,626	2,751	5,082	18,435	93,598
Investment securities	399	-	-		4,462	4,861
Loans held for sale	1,677	-	-	-	-	1,677
Federal funds sold	11,910	-	-	-	-	11,910

Total rate sensitive assets	81,863	2,190	4,644	6,907	27,407	123,011
Cumulative rate sensitive assets	81,863	84,053	88,697	95,604	123,011

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	5,132	-	5,132
Money market accounts	20,592	-	-	-	-	20,592
Savings (2)	-	-	-	3,626	-	3,626
Certificates of deposit	13,601	12,024	17,938	23,495	9,233	76,291
FHLB advances	-	-	-	-	4,000	4,000
Other borrowings	873	-	-	-	-	873

Total rate sensitive liabilities	35,066	12,024	17,938	32,253	13,233	110,514
Cumulative rate sensitive liabilities	35,066	47,090	65,028	97,281	110,514

Rate sensitivity gap for period	$ 46,797	$ (9,834)	$ (13,294)	$ (25,346)	$ 14,174	$ 12,497
Cumulative rate sensitivity gap	$ 46,797	$ 36,963	$ 23,669	$ (1,677)	$ 12,497

Ratio of cumulative gap to total assets	34.9%	27.6%	17.7%	(1.3)%	9.3%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	233.5%	178.5%	136.4%	98.3%	111.3%
Ratio of cumulative gap to cumulative
rate sensitive assets	57.2%	44.0%	26.7%	(1.8)%	10.2%

(1) Includes nonaccrual loans of $330,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At March 31, 2004, our assets that reprice within one year exceeded liabilities that reprice within one year by $23,738,000 and therefore we were in an asset sensitive position.  A positive gap can adversely affect earnings in periods of falling interest rates.  This positive position is due primarily to our adjustable rate loan portfolio.

Critical accounting policies

The financial condition and results of operations presented in the financial statements, accompanying notes to the financial statements and management's discussion and analysis are, to a large degree, dependent upon our accounting policies.  The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

Presented below is a discussion of those accounting policies that management believes are the most important accounting policies to the portrayal and understanding of our financial condition and results of operations.  These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.  See also Note 1 of the Notes to Consolidated Financial Statements filed with the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

We monitor and maintain an allowance for loan losses to absorb an estimate of probable losses inherent in the loan.  We maintain policies and procedures that address the systems of controls over the following areas of maintenance of the allowance:  the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan and lease portfolio; and the loan grading system.

We evaluate various loans individually for impairment as required by Statement of Financial Accounting Standards (SFAS) 114, Accounting by Creditors for Impairment of a Loan, and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS 5, Accounting for Contingencies, with a group of loans that have similar characteristics.

For loans without individual measures of impairment, we make estimates of losses for groups of loans as required by SFAS 5.  Loans are grouped by similar characteristics, including the type of loan, the assigned loan classification and the general collateral type.  A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan.  The resulting estimate of losses for groups of loans is adjusted for relevant environmental factors and other conditions of the portfolio of loans and leases, including:  borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

The amounts of estimated impairment for individually evaluated loans and groups of loans are added together for a total estimate of loans and lease losses.  This estimate of losses is compared to our allowance for loan and lease losses as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made.  If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates.  If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high.  If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the financial statements.

Impact of inflation and changing prices and seasonality

The financial statements in this document have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without consideration of changes in the relative purchasing power of money over time due to inflation.

Unlike industrial companies, most of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation.

ITEM 3 – CONTROLS AND PROCEDURES

Based upon an evaluation, as of March 31, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in the this report has been made known to them in a timely fashion.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.

ITEM 2 – CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES
                OF EQUITY SECURITIES

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6(a) – EXHIBITS

31.1

Section 302 Certification by Chief Executive Officer

31.2

Section 302 Certification by Chief Financial Officer

32.1

Section 906 Certification

ITEM 6(b) – REPORTS ON FORM 8-K

Form 8-K furnished April 27, 2004

Press Release issued by the Registrant on April 27, 2004 regarding financial results for the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORP.

(Registrant)

Date:  May 14, 2004

By:   /s/ Thomas W. Winfree

      Thomas W. Winfree

      President and

      Chief Executive Officer

Date:  May 14, 2004

By:  /s/ C. Harril Whitehurst, Jr.

      C. Harril Whitehurst, Jr.

      Senior Vice President and

      Chief Financial Officer

Exhibit Index

Exhibit

Number

Document

31.1

Section 302 Certification by Chief Executive Officer

31.2

Section 302 Certification by Chief Financial Officer

   32.1

Section 906 Certification