Form 10QSB
period 2004-06-30
Southern Community Financial Corp.
filed 2004-08-16
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from _____ to _____

__________

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

1,712,194 shares of common stock, $4.00 par value, outstanding as of August 6, 2004.

Southern Community Financial Corp.

Form 10-QSB

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements.

Consolidated Statements of Financial Condition

June 30, 2004 (unaudited) and December 31, 2003

3

Consolidated Statements of Operations

For the Three and Six Months Ended

June 30, 2004 and 2003 (unaudited)

4

Consolidated Statements of Stockholders’ Equity

For the Six Months Ended

June 30, 2004 and 2003 (unaudited)

5

Consolidated Statements of Cash Flows

For the Six Months Ended

June 30, 2004 and 2003 (unaudited)

6

Notes to Condensed Consolidated Financial Statements (unaudited)

7

Item 2.  Management’s Discussion and Analysis or Plan of Operation

10

Item 3.  Controls and Procedures

25

Part II.  Other Information

Item 1.  Legal Proceedings.

26

Item 2.  Changes in Securities and Small Business Issuer Purchases

  of Equity Securities

26

Item 3.  Defaults Upon Senior Securities.

26

Item 4.  Submission of Matters to a Vote of Security Holders.

26

Item 5.  Other Information.

27

Item 6.  Exhibits and Reports on Form 8-K.

27

Signatures

28

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Southern Community Financial Corp.
Consolidated Statements of Financial Condition
June 30, 2004 (unaudited) and December 31, 2003
	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and due from banks	$ 4,404,190	$ 3,547,608
Federal funds sold	3,188,258	2,016,833
Investment securities available for sale	8,256,639	8,623,802
Loans held for sale	2,908,418	1,502,997
Loans
Outstandings	109,815,762	93,064,168
Allowance for loan losses	(1,220,336)	(1,137,794)
Deferred fees	(311,282)	(403,867)
	108,284,144	91,522,507
Premises and equipment, net	6,044,564	6,075,786
Accrued interest receivable	467,838	391,658
Goodwill	934,354	934,354
Other assets	802,789	443,958

	$ 135,291,194	$ 115,059,503
Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$ 9,642,233	$ 7,522,220
Now	5,082,561	4,686,374
Money market	20,139,112	20,570,001
Savings	3,703,510	3,279,538
Time deposits of $100,000 and over	25,792,460	19,275,603
Other time deposits	52,011,794	40,988,871
	116,371,670	96,322,607
FHLB advances	4,000,000	4,000,000
Other borrowings	836,797	804,197
Accrued interest payable	147,243	114,177
Other liabilities	124,230	228,832
Total liabilities	121,479,940	101,469,813

Stockholders' equity
Preferred stock, $1 par value - 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $4 par value - 3,000,000 shares authorized;
1,712,194 shares issued and outstanding at June 30, 2004,
1,710,994 shares issued and outstanding at December 31, 2003	6,848,776	6,843,976
Additional paid-in capital	8,308,538	8,303,810
Accumulated other comprehensive
income (loss)	(99,879)	(50,786)
Retained earnings (deficit)	(1,246,181)	(1,507,310)
Total stockholders' equity	13,811,254	13,589,690

	$ 135,291,194	$ 115,059,503
See accompanying notes to consolidated financial statements.

Southern Community Financial Corporation
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Interest income
Loans	$1,787,884	$1,118,018	$3,375,441	$2,073,693
Investment securities	54,432	37,443	112,312	128,722
Federal funds sold	27,475	3,174	39,919	11,816
Total interest income	1,869,791	1,158,635	3,527,672	2,214,231

Interest expense
Deposits	622,177	413,033	1,164,186	825,382
Borrowed funds	52,842	44,604	115,644	73,541
Total interest expense	675,019	457,637	1,279,830	898,923

Net interest income	1,194,772	700,998	2,247,842	1,315,308
Provision for loan losses	56,900	136,000	160,900	247,000
Net interest income after provision
for loan losses	1,137,872	564,998	2,086,942	1,068,308

Noninterest income
Service charges and fees	130,314	54,195	247,412	96,020
Gain on sale of loans	321,157	30,776	527,043	42,427
Loss on securities, net	(9,974)	(9,989)	(26,370)	(11,259)
Other	31,094	70,616	61,656	123,933
Total noninterest income	472,591	145,598	809,741	251,121

Noninterest expense
Salaries and benefits	778,877	380,989	1,505,289	738,470
Occupancy	71,499	48,599	139,771	86,178
Equipment	110,276	70,883	234,320	143,964
Data processing	81,123	57,482	176,724	113,359
Advertising and marketing	33,756	27,496	66,498	50,507
Supplies	44,199	46,877	86,237	85,561
Legal	35,988	2,831	49,317	6,421
Audit and accounting	21,500	18,286	39,500	37,161
Other outside services	33,675	7,491	58,566	35,633
Taxes other than income	32,993	20,500	59,493	43,000
Loan underwriting	33,945	2,809	69,696	16,884
Insurance expense	255	534	4,025	24,175
Telephone	15,990	8,690	31,812	15,539
Dues and memberships	4,224	2,420	9,680	5,109
Other operating expense	52,991	53,989	104,626	56,358
Total noninterest expense	1,351,291	759,876	2,635,554	1,458,319

Net income (loss) before income taxes	259,172	(49,280)	261,129	(138,890)
Provision for income taxes	-	-	-	-

Net income (loss)	$259,172	$(49,280)	$261,129	$(138,890)
Earnings (loss) per share, basic	$ 0.15	$ (0.03)	$ 0.15	$ (0.08)
Earnings (loss) per share, diluted	$ 0.14	$ (0.03)	$ 0.15	$ (0.08)
See accompanying notes to consolidated financial statements.

Southern Community Financial Corporation

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2004 and 2003

(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2003	1,710,994	$6,843,976	$8,303,810	$(1,507,310)	$(50,786)	$13,589,690
Issuance of common stock	1,200	4,800	4,728	-	-	9,528
Net income	-	-	-	261,129	-	261,129
Change in unrealized gain
(loss) on securities
available for sale		-	-	-	(49,093)	(49,093)
Total comprehensive
income (loss)	-	-	-	261,129	(49,093)	212,036

Balance, June 30, 2004	1,712,194	$6,848,776	$8,308,538	$(1,246,181)	$(99,879)	$13,811,254

Balance, December 31, 2002	1,697,294	$6,789,176	$8,246,325	$(1,576,135)	$10,089	$13,469,455
Net loss	-	-	-	(138,890)	-	(138,890)
Change in unrealized gain
(loss) on securities
available for sale	-	-	-	-	(42,010)	(42,010)
Total comprehensive
income (loss)	-	-	-	(138,890)	(42,010)	(180,900)

Balance, June 30, 2003	1,697,294	$6,789,176	$8,246,325	$(1,715,025)	$(31,921)	$13,288,555

See accompanying notes to consolidated financial statements.

Southern Community Financial Corporation
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Six Months
	Ended June 30,
	2004	2003
Cash Flows from Operating Activities
Net income (loss)	$ 261,129	$ (138,890)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	177,940	101,800
Provision for loan losses	160,900	247,000
Gain on loans sold	(527,043)	(42,427)
Loss on securities	26,370	11,259
Proceeds from sale of mortgage loans	21,981,309	-
Origination of mortgage loans for sale	(22,859,687)	(676,700)
Mortgage loans purchased	-	(5,740,531)
Amortization of premiums and accretion of
discounts on securities, net	9,174	160,959
Increase in interest receivable	(76,180)	(19,184)
Increase in other assets	(358,831)	(213,448)
Increase in interest payable	33,066	5,109
Increase (decrease) in other liabilities	(104,748)	2,977,532
Net cash used in operating activities	(1,276,601)	(3,327,521)

Cash Flows from Investing Activities
Purchases of available for sale securities	(4,549,239)	(13,246,439)
Maturities of available for sale securities	4,831,911	24,989,514
Net increase in loans	(16,922,537)	(23,580,691)
Purchase of business	-	(928,880)
Purchases of premises and equipment	(146,718)	(919,344)
Net cash used in investing activities	(16,786,583)	(13,685,840)

Cash Flows from Financing Activities
Issuance of common stock	9,528	-
Net increase in deposits	20,049,063	7,083,046
Federal Home Loan Bank borrowings	-	2,000,000
Net increase in other borrowings	32,600	8,272,980
Net cash provided by financing activities	20,091,191	17,356,026

Net increase in cash and cash equivalents	2,028,007	342,665
Cash and cash equivalents, beginning of period	5,564,441	3,537,429

Cash and cash equivalents, end of period	$ 7,592,448	$ 3,880,094

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Federal Deposit Insurance Corporation (the “FDIC”).

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

Note 3 - Earnings (loss) per common share

Basic earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted-average number of common shares outstanding during the period.  During the three month periods ended June 30, 2004 and 2003, the weighted-average number of common shares outstanding totaled 1,712,194 and 1,697,294, respectively.  During the six month periods ended June 30, 2004 and 2003, the weighted-average number of common shares outstanding totaled 1,711,899 and 1,697,294, respectively.   Diluted earnings (loss) per share reflects the potential

dilution of securities that could share in the net earnings (loss) of the Company. Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings (loss) per share for the periods presented.  For the three and six months ended June 30, 2004, the weighted average number of common shares on a fully diluted basis totaled 1,790,194 and 1,786,998, respectively.  For the three and six months ended June 30, 2003, outstanding options and warrants were excluded in the calculation of loss per share as their inclusion would have been anti-dilutive.

Note 4 – Stock incentive and stock warrant plans

The Organizational Investors Warrant Plan made available 140,000 warrants for grant to the Company’s initial (organizational) investors for certain risks associated with the establishment of the Company.  The warrants have an exercise price of $10 per share (which approximated the fair value per share of common stock at issuance date) and expire in April 2008.  At June 30, 2004, 137,500 warrants had been issued and none had been exercised.

The 2000 Stockholder Loan Referral Warrant Plan provided for the issuance of warrants to purchase up to 50,000 shares of common stock of the Company to shareholders who referred qualifying loans that are accepted by the Company from May 1, 2000 through April 30, 2003.  The exercise price of each warrant was equal to the fair value of a share of common stock at the date of grant and each warrant had a twelve month term. During the six months ended June 30, 2004, warrants to purchase 1,200 shares of common stock were exercised at a purchase price of $7.94 per share.  Total warrants issued under this plan amounted to 34,500, of which none remained outstanding at June 30, 2004.  The value of the warrants issued is considered immaterial to the financial statements.

The Southern Community Financial Corp. Incentive Plan (the “Incentive Plan”) initially authorizes the issuance of up to 175,000 shares of Common Stock to assist the Company in recruiting and retaining key personnel.  At the Company’s 2004 Annual Meeting held on June 29, 2004, the shareholders of the Company approved an amendment to the Incentive Plan increasing the number of shares issuable under the plan to 255,000 shares of common stock. The following table summarizes options outstanding as of the indicated dates:

		Weighted
		Average
	Options	Exercise Price

Options outstanding January 1, 2004	160,900	$ 8.44
Granted	12,000	11.49
Forfeited	(210)	8.80
Exercised	-	-

Options outstanding June 30, 2004	172,690	$ 8.65

Options exercisable June 30, 2004	93,500

Fair value per share of options
granted during the period	$ 5.27

The Company applies Accounting Principles Board Opinion 25 in accounting for stock options granted to employees and directors pursuant to the Stock Incentive Plan.  Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under Statement of Financial Accounting Standards (SFAS) 123, the Company’s net income (loss) for the periods indicated would result in the pro forma amounts indicated in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss) as reported	$259,172	$(49,280)	$261,129	$(138,890)
Options expense	(17,000)	(31,000)	(34,000)	(52,000)

Pro forma net income (loss)	$242,172	$(80,280)	$227,129	$(190,890)

Net (income) loss per share
Basic - as reported	$0.15	$(0.03)	$0.15	$(0.08)
Basic - pro forma	$0.14	$(0.05)	$0.13	$(0.11)

Diluted - as reported	$0.14	$(0.03)	$0.15	$(0.08)
Diluted - pro forma	$0.14	$(0.05)	$0.13	$(0.11)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants for the period indicated:

	Three Months Ended June 30,
	2004	2003

Risk-free interest rate	4%	5%
Dividend yield	0%	0%
Expected weighted average term	7 years	7 years
Volatility	35%	35%

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

General

Southern Community Financial Corp. (the “Company,” “we” or “our”) was organized under the laws of the Commonwealth of Virginia as a bank holding company whose activities consist of investment in its wholly-owned subsidiary, Southern Community Bank & Trust (the “Bank”).  The Bank is engaged in commercial and retail banking.  We opened to the public on December 13, 1999.  We place special emphasis on serving the financial needs of individuals, small and medium sized businesses, entrepreneurs, and professional concerns.

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

Our total assets increased to $135,291,000 at June 30, 2004 from $115,060,000 at December 31, 2003.  The 17.6% increase in total assets during the first six months of 2004 resulted from the growth of our business and customer base.  We believe this significant growth in total assets demonstrates the acceptance of our customer service philosophy by the community we serve.

The Company is the holding company of and successor to the Bank.  Effective April 30, 2004, the Company acquired all of the outstanding stock of the Bank in the Share Exchange pursuant to the Agreement.  The Agreement was approved by the shareholders of the Bank at the annual meeting of shareholders held on April 22, 2003.  Under the terms of the Agreement, the shares of the Bank’s common stock were exchanged for shares of the Company’s common stock, par value $4.00 per share, on a one-for-one basis.  As a result, the Bank became a wholly owned subsidiary of the Company, the Company became the holding company for the Bank and the shareholders of the Bank became shareholders of the Company.

The following presents management’s discussion and analysis of the financial condition of the Company at June 30, 2004 and December 31, 2003, and results of operations for the Company for the three and six month periods ended June 30, 2004 and 2003.  This discussion should be read in conjunction with the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Federal Deposit Insurance Corporation.

Results of operations

We recorded net income of approximately $259,000, or $0.14 per share on a fully diluted basis, in the second quarter of 2004 compared to a net loss of approximately $(49,000), or $(0.03) per share, in the second quarter of 2003.  We recorded net income of approximately $261,000, or $0.15 per share on a fully diluted basis, for the six months ended June 30, 2004, compared to a net loss of approximately $(139,000), or $(0.08) per share, for the six months ended June 30, 2003.

The improvement in the Company’s results of operations for the second quarter of 2004 of approximately $308,000 over the results in the second quarter of 2003 is attributable primarily to the Company’s growth.  The Company’s primary source of income, net interest income, increased by approximately $494,000, or 70.4%, from $701,000 in the second quarter of 2003 to $1,195,000 in the second quarter of 2004.  This increase in net interest income is a direct result of the Company’s growth in loans and deposits. Noninterest income increased by approximately $327,000, or 224.0%, from $146,000 in the second quarter of 2003 to $473,000 in the second quarter of 2004.  This increase in noninterest income is attributable to increases in service charges and fees of approximately $76,000, or 140.5%, and gain on loan sales of approximately $290,000, or 943.5%.  These incre ases in noninterest income are primarily due to the mortgage operations of Community First and, to a lesser extent, the growth of the Company.  Noninterest expense increased by approximately $591,000, or 77.8%, from $760,000 in the second quarter of 2003 to $1,351,000 in the second quarter of 2004.  This increase in noninterest expense is attributable to our growth and expansion, including the acquisition of Community First, with the majority of the increase in salaries and benefits of approximately $398,000.

The improvement in the Company’s results of operations for the six months ended June 30, 2004 of approximately $400,000 over the results for the same period in 2003 is also attributable primarily to the Company’s growth.  Net interest income increased by approximately $933,000, or 70.9%, from $1,315,000 in the first six months of 2003 to $2,248,000 for the comparable period in 2004.  This increase in net interest income is a direct result of the Company’s growth in loans and deposits.  Noninterest income increased by approximately $559,000, or 222.7%, from $251,000 for the six months ended June 30, 2003 to $810,000 for the six months ended June 30, 2004.  This increase in noninterest income is attributable to increases in service charges and fees of approximately $151,000, or 157.7%, and gain on loan sales of approximately $485,000, or 1,142.2%.  These increases in noninterest inco me are primarily due to the mortgage operations of Community First and, to a lesser extent, the growth of the Company.  Noninterest expense increased by approximately $1,177,000, or 80.7%, from $1,458,000 in the first six months of 2003 to $2,635,000 in the same period in 2004.  This increase in noninterest expense is attributable to our growth and expansion, including the acquisition of Community First, with the majority of the increase in salaries and benefits of approximately $767,000.

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

Net interest income for the six months ended June 30, 2004 and 2003 was approximately $2,248,000 and $1,315,000, respectively.  This increase of $933,000, or 70.9%, in net interest income was due to growth in loans and deposits.  Our net interest margin for the first six months of 2004 was 3.84% compared to 3.55% for the first six months of 2003.

Average interest-earning assets for the first six months of 2004 amounted to $117,520,000, an increase of $42,827,000, or 57.3%, over the $74,693,000 amount for the first six months of 2003.  The increase in interest-earning assets was due to the growth of our loan portfolio.  The average yield on interest-earning assets for the first six months of 2004 increased slightly to 6.02% compared to 5.98% for the first six months of 2003.  However, the yield on loans declined from 6.83% for the first six months of 2003 to 6.52% for the first six months of 2004.  This was offset in part by an increase in the yield on investments from 2.31% for the first six months of 2003 to 4.43% for the first six months of 2004.

Average interest-bearing liabilities for the first six months of 2004 amounted to $106,335,000, an increase of $42,995,000, or 67.9%, over the $63,340,000 amount for the first six months of 2003.  The growth in average interest-bearing liabilities was primarily due to strong growth in deposits.  The average cost of interest-bearing liabilities declined to 2.41% for the first six months of 2004 from 2.86% for the first six months of 2003.  The principal reason for the decline in the liability costs was the reduction in the costs of certificates of deposit, which fell from an average of 3.37% in the first six months of 2003 to 2.72% in the first six months of 2004.  Most of our deposit liabilities are fixed-rate certificates, so declining market short-term rates in the past year have had a positive impact on our net interest income.  In addition, our average non-interest-bearing deposits increa sed from $4,596,000 for the first six months of 2003 to $8,222,000 for the first six months of 2004.  In the second quarter of 2004, the Board of Governors of the Federal Reserve (the “Federal Reserve”) increased short-term interest rates by .25% and further increases could occur during the latter half of 2004. As a result, the average cost of our interest-bearing deposits will increase.  See our discussion of interest rate sensitivity below for more information.

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

Average Balance Sheets
(Dollars in thousands)
	Six Months Ended June30, 2004			Six Months Ended June 30, 2003
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$ 37,030	$ 1,173	6.35%	$ 29,242	$ 954	6.58%
Real estate – residential	14,422	442	6.15%	11,964	399	6.73%
Real estate - commercial	19,799	708	7.17%	7,977	302	7.63%
Real estate - construction	28,165	907	6.46%	8,242	277	6.78%
Consumer	3,320	112	6.77%	3,764	141	7.55%
Gross loans	102,736	3,342	6.52%	61,189	2,073	6.83%
Investment securities	5,069	112	4.43%	11,265	129	2.31%
Loans held for sale	1,261	34	5.41%	-	-
Federal funds and other	8,454	40	0.95%	2,239	12	1.08%
Total interest earning assets	117,520	3,528	6.02%	74,693	2,214	5.98%
Allowance for loan losses	(1,209)			(844)
Cash and due from banks	4,245			2,768
Premises and equipment, net	6,078			4,025
Other assets	1,978			948
Total assets	$128,612			$81,590

Interest bearing deposits
Interest checking	$ 4,997	$ 23	0.92%	$ 3,306	$ 19	1.16%
Money market	20,259	140	1.39%	11,894	96	1.63%
Savings	3,618	20	1.11%	3,278	22	1.35%
Certificates	72,365	981	2.72%	41,164	688	3.37%
Total deposits	101,239	1,164	2.31%	59,642	825	2.79%
Borrowings	5,096	116	4.57%	3,698	74	4.04%
Total interest bearing liabilities	106,335	1,280	2.41%	63,340	899	2.86%
Noninterest bearing deposits	8,222			4,596
Other liabilities	354			297
Total liabilities	114,911			68,233
Equity capital	13,701			13,357
Total liabilities and capital	$128,612			$81,590

Net interest income before
provision for loan losses		$2,248			$1,315

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.61%			3.12%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.84%			3.55%

Provision for loan losses

The provision for loan losses for the six months ended June 30, 2004 was $160,900, compared to $247,000 for the six months ended June 30, 2003.  The 34.9% decrease in 2004 was due to a change in our assessment of expected loss percentages on all loan categories.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.

Noninterest income

Noninterest income increased significantly from $251,000 for the first six months of 2003 to $810,000 for the first six months in 2004, a $559,000, or 222.5%, increase.  This increase is directly attributable to the acquisition of our mortgage banking subsidiary, Community First.  As a result of this acquisition, our gains on loan sales increased from $42,000 for the first six months of 2003 to $527,000 for the first six months of 2004, a $485,000, or 1154.8%, increase.  Service charges and fees increased from $96,000 for the first six months of 2003 to $247,000 for the first six months of 2004, a $151,000, or 157.7%, increase.

Noninterest expense

Noninterest expense for the six months ended June 30, 2004 totaled $2,636,000, an increase of 80.7% from the $1,458,000 recorded for the six months ended June 30, 2003.  Salaries and benefits represented the largest increase, increasing by 103.8% for the first six months of 2004 to $1,505,000, compared to $738,000 for the first six months of 2003.  This increase as well as other increases in noninterest expense were primarily attributable to the acquisition of Community First and the opening of the Chester branch in the latter half of 2003.

Income taxes

We did not record any income tax expense for the six months ended June 30, 2004 and 2003.  As of December 31, 2003, we have a federal net operating loss carry forward of $914,000, portions of which expire on various dates through 2023.  We have recorded a valuation allowance for the entire amount of the deferred tax asset as the timing and level of future earnings necessary to realize the deferred tax asset are uncertain.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded a franchise tax expense of $56,500 and $43,000 for the six months ended June 30, 2004 and 2003, respectively.

Loan Portfolio

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(Dollars in thousands)

	June 30, 2004		December 31, 2003
	Amount	%	Amount	%

Commercial	$ 36,930	33.6%	$ 32,822	35.4%
Real estate - residential	15,399	14.0%	14,279	15.3%
Real estate - commercial	22,990	21.0%	16,500	17.7%
Real estate - construction	31,168	28.4%	25,627	27.5%
Consumer	3,328	3.0%	3,836	4.1%

Total loans	109,815	100.0%	93,064	100.0%
Less: unearned income, net	(311)		(404)
Less: Allowance for loan losses	(1,220)		(1,138)

Total loans, net	$ 108,284		$ 91,522

Allowance for loan losses

The allowance for loan losses at June 30, 2004 was $1,220,000, compared to $1,138,000 at December 31, 2003.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) was 1.11% at June 30, 2004 as compared to 1.23% at December 31, 2003.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.  See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(Dollars in thousands)

	Six Months Ended June 30,
	2004	2003

Beginning balance	$ 1,138	$ 755
Provision for loan losses	161	247
Acquisition of mortgage company	-	40
Charge-offs – commercial	(79)	(56)
Recoveries	-	-

Ending balance	$ 1,220	$ 986

Loans outstanding at end of period (1)	$109,504	$ 73,958
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of year	1.11%	1.33%

Average loans outstanding for the period (1)	$102,736	$ 61,189
Ratio of net charge-offs to average loans
outstanding for the period	0.08%	0.09%

(1) Loans are net of unearned income.

Investment portfolio

At June 30, 2004 and December 31, 2003, all of our securities were classified as available-for-sale. The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(Dollars in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
June 30, 2004
U.S. government agencies
Within one year	$ 4,402	$ 4,401	$ (1)	$ 4,400	0.95%
One to five years	500	516	(2)	514	2.97%
More than five years	2,500	2,500	(101)	2,399	5.21%
Total	7,402	7,417	(104)	7,313	2.52%

Mortgage-backed securities
More than five years	735	740	4	744	3.74%
Total	735	740	4	744	3.74%

Other investments
Within one year	124	124	-	124	10.16%
More than five years	75	75		75	7.04%
	199	199	-	199	8.98%

Total investment securities	$ 8,336	$ 8,356	$ (100)	$ 8,256	2.79%

December 31, 2003
U.S. government agencies
Within one year	$ 3,400	$ 3,398	$ (1)	$ 3,397	1.93%
One to five years	1,100	1,138	(9)	1,129	3.85%
More than five years	2,750	2,756	(55)	2,701	5.24%
Total	7,250	7,292	(65)	7,227	3.48%

Mortgage-backed securities
More than five years	1,316	1,333	14	1,347	4.06%
Total	1,316	1,333	14	1,347	4.06%

Other investments
More than five years	50	50	-	50	3.92%

Total investment securities	$ 8,616	$ 8,675	$ (51)	$ 8,624	3.57%

Goodwill

Effective June 30, 2003, we purchased for cash all of the outstanding shares of Community First.  Community First is based in Richmond, Virginia and has a loan production office in Verona, Virginia. The former owner of Community First is Community Bank of Staunton, Virginia. The purchase resulted in the recording of goodwill of $689,000.

Effective January 1, 2003, we purchased for cash all of the outstanding shares of Chippenham Insurance, a full-service insurance agency that has been doing business in Chesterfield County, Virginia for 22 years.  The purchase resulted in the recording of goodwill of $245,000.

Deposits

Total deposits increased by $20,049,000, or 20.8%, for the first six months of 2004 as compared to an increase of $7,225,000, or 11.2%, for the first six months of 2003.  During the first six months of 2004, the increase in deposits occurred primarily in noninterest demand accounts which increased by $2,120,000, or 28.2%, and certificates of deposit which increased by $17,540,000, or 29.1%.

The mix of our deposits continues to be weighted toward certificates of deposit which represent 66.9% of our total deposits at June 30, 2004 as compared to 62.6% at December 31, 2003.  As a result, our cost of funds is higher than we would like and we are striving to change this mix more toward lower cost checking accounts.  As our branch network increases and becomes more convenient to a larger segment of our targeted customer base, we believe that a move to a higher percentage of our deposits in checking accounts will occur.  Additionally, we are emphasizing checking account deposit growth at our existing branches.

The average cost of interest-bearing deposits for the six months ended June 30, 2004 and 2003 was 2.31% and 2.79%, respectively.  This decline in our average cost of interest-bearing deposits has mirrored the overall decline in interest rates resulting from the actions by the Federal Reserve to decrease short-term interest rates.  However, in the second quarter of 2004, the Federal Reserve increased short-term interest rates by .25% and further increases could occur during the latter half of 2004. As a result, the average cost of our interest-bearing deposits will increase.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $4,000,000 at

June 30, 2004 and December 31, 2003.  The FHLB advances are secured by the pledge of U.S. government agency securities, our residential mortgage loans, and the pledge of our FHLB stock.

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.  We did not have any purchased federal funds at June 30, 2004 or December 31, 2003.

Also, we borrowed short-term funds from an investment banker to purchase investment securities.  The securities are pledged as collateral for the loan.  The loan is due on demand and bears a daily adjusted market rate.  The amount outstanding at June 30, 2004 was $716,000.

Contractual obligations and other commitments

The following summarizes our contractual cash obligations and commitments, including maturing certificates of deposit, as of June 30, 2004 and the effect such obligations may have on liquidity and cash flows in future periods.

Contractual Obligations
(In thousands)

	Less Than	2-3	4-5	Over 5
	One Year	Years	Years	Years	Total

Leased property	$ 54	$ 110	$ 64	$ 61	$ 289
Time deposits (1)	46,715	21,717	9,287	85	77,804
FHLB advances	-	-	4,000	-	4,000
Other borrowings	837	-	-	-	837
Undisbursed credit lines	28,524	-	-	-	28,524
Commitments to extend credit	13,814	-	-	-	13,814
Standby letters of credit	2,687	-	-	-	2,687

	$92,631	$21,827	$13,351	$ 146	$127,955

(1) We expect to retain maturing deposits or replace maturing amounts with comparable time deposits based on current market rates.

Capital resources

Stockholders’ equity at June 30, 2004 was $13,811,000, compared to $13,589,000 at December 31, 2003.  The $222,000 increase in equity during the first six months of 2004 was due to proceeds from the issuance of stock of $10,000, a $49,000 increase in net unrealized losses on securities available-for-sale and net income of $261,000.  The $180,000 decrease in equity during the first six months of 2003 was due to a $41,000 increase in net unrealized losses on securities available-for-sale, and a $139,000 operating loss.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(Dollars in thousands)

	June 30,	December 31,
	2004	2003

Tier 1 capital
Common stock	$ 6,849	$ 6,844
Additional paid-in capital	8,308	8,304
Accumulated deficit	(1,246)	(1,507)
Total equity	13,911	13,641
Less: goodwill	(934)	(934)
Total Tier 1 capital	12,977	12,707

Tier 2 capital
Allowance for loan losses	1,220	1,138
Total Tier 2 capital	1,220	1,138

Total risk-based capital	14,197	13,845

Risk-weighted assets	$ 125,520	$ 99,643

Capital ratios
Tier 1 capital to risk-weighted assets	10.3%	12.8%
Total capital to risk-weighted assets	11.3%	13.9%
Leverage ratio (Tier 1 capital to
average assets)	9.6%	11.4%
Equity to total assets	10.2%	11.8%

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At June 30, 2004, cash, cash equivalents and investment securities available for sale totaled $15,849,000, or 11.7% of total assets, which we believe is adequate to meet short-term liquidity needs.

At June 30, 2004, we had commitments to originate $45,025,000 of loans.  Fixed commitments to incur capital expenditures were less than $25,000 at June 30, 2004.  Certificates of deposit scheduled to mature in the 12-month period ending June 30, 2005 totaled $46,715,000 at June 30, 2004.  We believe that a significant portion of such deposits will remain with us.  We further believe that loan repayments and other sources of funds will be adequate to meet our foreseeable short- and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at June 30, 2004.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Interest Rate Sensitivity GAP Analysis
June 30, 2004
(Dollars in thousands)

	Within 3	3 to 6	7 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 1,802	$ 873	$ 1,545	$ 2,331	$ 3,530	$10,081
Variable rate	67,952	1,725	3,966	8,122	17,970	99,735
Investment securities	4,524	-	-	513	3,220	8,257
Loans held for sale	2,908	-	-	-	-	2,908
Federal funds sold	3,188	-	-	-	-	3,188

Total rate sensitive assets	80,374	2,598	5,511	10,966	24,720	124,169
Cumulative rate sensitive assets	80,374	82,972	88,483	99,449	124,169

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	5,082	-	5,082
Money market accounts	20,139	-	-	-	-	20,139
Savings (2)	-	-	-	3,704	-	3,704
Certificates of deposit	14,007	11,121	21,587	21,717	9,372	77,804
FHLB advances	-	-	-	-	4,000	4,000
Other borrowings	837	-	-	-	-	837

Total rate sensitive liabilities	34,983	11,121	21,587	30,503	13,372	111,566
Cumulative rate sensitive liabilities	34,983	46,104	67,691	98,194	111,566

Rate sensitivity gap for period	$45,391	$ (8,523)	$(16,076)	$(19,537)	$11,348	$12,603
Cumulative rate sensitivity gap	$45,391	$36,868	$20,792	$ 1,255	$12,603

Ratio of cumulative gap to total assets	33.6%	27.3%	15.4%	0.9%	9.3%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	229.8%	180.0%	130.7%	101.3%	111.3%
Ratio of cumulative gap to cumulative
rate sensitive assets	56.5%	44.4%	23.5%	1.3%	10.1%

(1) Includes nonaccrual loans of $330,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At June 30, 2004, our assets that reprice within one year exceeded liabilities that reprice within one year by $20,792,000 and therefore we were in an asset sensitive position.  A positive gap can adversely affect earnings in periods of falling interest rates.  This positive position is due primarily to our adjustable rate loan portfolio.  The Federal Reserve increased short-term interest rates by .25% in the second quarter of 2004.

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

We monitor and maintain an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio.  We maintain policies and procedures that address the systems of controls over the following areas of maintenance of the allowance:  the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan and lease portfolio; and the loan grading system.

We evaluate various loans individually for impairment as required by SFAS 114, Accounting by Creditors for Impairment of a Loan, and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS 5, Accounting for Contingencies, with a group of loans that have similar characteristics.

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

The amounts of estimated impairment for individually evaluated loans and groups of loans are added together for a total estimate of loans and lease losses.  This estimate of losses is compared to our allowance for loan and lease losses as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made.  If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates.  If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estim ate of losses is derived and used to ascertain whether the allowance is too high.  If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the financial statements.

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

ITEM 3 – CONTROLS AND PROCEDURES

Based upon an evaluation, as of June 30, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in this report has been made known to them in a timely fashion.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2004 Annual Meeting of Stockholders on Tuesday, June 29, 2004 at 10:00 a.m. at the Holiday Inn Select Koger South Conference Center, 1021 Koger Center Boulevard.

There were 1,359,103 shares represented in person or by proxy, which represented 79.4% of the outstanding shares.  There was a quorum for all purposes.

The shareholders were asked to vote on the election of directors of the Company, to amend the Company’s Incentive Plan to increase the number of authorized shares from 175,000 to 255,000 shares of common stock, and to ratify the appointment of the independent auditor for the Company for 2004.

The votes cast for or withheld for the election of directors were as follows:

Name

      For

                   Withheld

Class A Directors:

Craig D. Bell

1,355,303

  3,800

George R. Whittemore

1,355,303

  3,800

Thomas W. Winfree

1,322,303

36,800

Class C Directors:

Michael L. Toalson

1,355,403

  3,700

The votes cast for, against or abstain to approve the amendment to the Company’s Incentive Plan to increase the number of authorized shares from 175,000 to 255,000 shares of common stock were as follows:

    For

 Against

Abstain                   Broker Non-votes

754,212

134,700

  7,200                            462,991

The votes cast for, against or abstain to ratify the appointment of BDO Seidman, LLP as independent auditors for the Company for 2004 were as follows:

      For

 Against

Abstain

1,356,003

     300

  2,800

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6(a) – EXHIBITS

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

ITEM 6(b) – REPORTS ON FORM 8-K

On April 27, 2004, the Bank filed a Current Report on Form 8-K with the FDIC to report, under Item 12, and attach as an exhibit and incorporate by reference, a press release that reported the Bank’s financial results for the quarter ended March 31, 2004.

On May 17, 2004, the Company filed a Current Report on Form 8-K to report under item 5 that the Company had acquired all of the outstanding stock of the Bank in a statutory share exchange transaction and that the Company’s common stock was being registered under Rule 12g-3 under the Exchange Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORP.

(Registrant)

Date:  August 13, 2004

By: /s/ Thomas W. Winfree

      Thomas W. Winfree

      President and

      Chief Executive Officer

Date:  August 13, 2004

By: /s/ C. Harril Whitehurst, Jr.

      C. Harril Whitehurst, Jr.

      Senior Vice President and

      Chief Financial Officer

Exhibit Index

Exhibit

Number

Document

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

   32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350