Form 10-Q
period 2004-09-30
Southern Community Financial Corp.
filed 2004-11-15
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE EXCHANGE ACT

For the transition period from _____ to _____

__________

Commission file number: 0-50765

SOUTHERN COMMUNITY FINANCIAL CORP.

(Exact name of small business issuer as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	16-1694602 (I.R.S. Employer Identification No.)

1231 Alverser Drive P.O. Box 330 Midlothian, Virginia (Address of principal executive offices)	23113 (Zip Code)

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

1,745,744 shares of common stock, $4.00 par value, outstanding as of November 8, 2004.

Southern Community Financial Corp.

Form 10-QSB

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements.

Consolidated Statements of Financial Condition

September 30, 2004 (unaudited) and December 31, 2003

3

Consolidated Statements of Operations

For the Three and Nine Months Ended

September 30, 2004 and 2003 (unaudited)

4

Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended

September 30, 2004 and 2003 (unaudited)

5

Consolidated Statements of Cash Flows

For the Nine Months Ended

September 30, 2004 and 2003 (unaudited)

6

Notes to Condensed Consolidated Financial Statements (unaudited)

7

Item 2.  Management’s Discussion and Analysis or Plan of Operation

10

Item 3.  Controls and Procedures

25

Part II – Other Information

Item 1.  Legal Proceedings

26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3.  Defaults Upon Senior Securities

26

Item 4.  Submission of Matters to a Vote of Security Holders

26

Item 5.  Other Information

26

Item 6.  Exhibits

26

`

Signatures

27

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Southern Community Financial Corp.
Consolidated Statements of Financial Condition
September 30, 2004 (unaudited) and December 31, 2003

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and due from banks	$ 5,794,776	$ 3,547,608
Federal funds sold	2,599,415	2,016,833
Investment securities available for sale	5,565,746	8,623,802
Loans held for sale	2,985,499	1,502,997
Loans
Outstandings	122,121,906	93,064,168
Allowance for loan losses	(1,407,760)	(1,137,794)
Deferred fees	(360,819)	(403,867)
	120,353,327	91,522,507
Premises and equipment, net	6,101,340	6,075,786
Accrued interest receivable	480,508	391,658
Goodwill	934,354	934,354
Other assets	711,265	443,958

	$ 145,526,230	$ 115,059,503

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$ 10,831,004	$ 7,522,220
NOW	5,739,917	4,686,374
Money market	20,847,708	20,570,001
Savings	4,364,509	3,279,538
Time deposits of $100,000 and over	25,153,934	19,275,603
Other time deposits	55,312,418	40,988,871
	122,249,490	96,322,607
FHLB advances	4,000,000	4,000,000
Other borrowings	3,559,244	804,197
Accrued interest payable	150,177	114,177
Other liabilities	1,178,749	228,832
Total liabilities	131,137,660	101,469,813

Stockholders' equity
Preferred stock, $1 par value - 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $4 par value - 3,000,000 shares authorized;
1,745,744 shares issued and outstanding at September 30, 2004,
1,710,994 shares issued and outstanding at December 31, 2003	6,982,976	6,843,976
Additional paid-in capital	8,516,548	8,303,810
Accumulated other comprehensive
income (loss)	(3,804)	(50,786)
Retained earnings (deficit)	(1,107,150)	(1,507,310)
Total stockholders' equity	14,388,570	13,589,690

	$ 145,526,230	$ 115,059,503

See accompanying notes to consolidated financial statements.

Southern Community Financial Corp.
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Interest income
Loans	$ 1,832,222	$ 1,354,715	$ 5,198,375	$ 3,428,409
Investment securities	49,225	15,230	161,537	141,958
Federal funds sold	23,223	8,802	63,142	20,618
Total interest income	1,904,670	1,378,747	5,423,054	3,590,985

Interest expense
Deposits	641,807	477,642	1,805,993	1,303,024
Borrowed funds	42,648	63,235	149,004	136,776
Total interest expense	684,455	540,877	1,954,997	1,439,800

Net interest income	1,220,215	837,870	3,468,057	2,151,185
Provision for loan losses	206,484	100,000	367,384	347,000
Net interest income after provision
for loan losses	1,013,731	737,870	3,100,673	1,804,185

Noninterest income
Service charges and fees	139,142	254,776	386,554	431,941
Gain on sale of loans	294,922	515,683	825,547	558,110
Loss on securities, net	-	(43,783)	(26,370)	(55,042)
Other	71,435	32,492	129,509	77,274
Total noninterest income	505,499	759,168	1,315,240	1,012,283

Noninterest expense
Salaries and benefits	789,886	797,222	2,295,076	1,535,690
Occupancy	85,579	91,906	225,350	178,085
Equipment	108,791	90,557	343,111	234,519
Data processing	81,887	66,133	256,699	179,491
Advertising and marketing	25,451	36,066	91,710	86,576
Supplies	52,146	67,967	138,912	153,528
Legal	32,249	30,969	81,565	37,389
Audit and accounting	22,000	16,000	61,500	53,161
Other outside services	34,204	52,198	100,170	87,833
Taxes other than income	30,000	19,500	86,500	62,500
Loan underwriting	33,579	18,135	103,254	35,019
Insurance expense	255	10,904	4,280	39,701
Telephone	14,590	14,449	46,300	29,988
Dues and memberships	4,280	4,388	12,540	9,497
Other operating expense	65,303	40,463	168,786	92,200
Total noninterest expense	1,380,200	1,356,857	4,015,753	2,815,177

Net income before income taxes	139,030	140,181	400,160	1,291
Provision for income taxes	-	-	-	-

Net income	$ 139,030	$ 140,181	$ 400,160	$ 1,291

Earnings per share, basic	$ 0.08	$ 0.08	$ 0.23	$ 0.00
Earnings per share, diluted	$ 0.07	$ 0.08	$ 0.21	$ 0.00
See accompanying notes to consolidated financial statements.

Southern Community Financial Corp.
Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2004 and 2003
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2003	1,710,994	$6,843,976	$8,303,810	$ (1,507,310)	$ (50,786)	$13,589,690
Issuance of common stock	34,750	139,000	212,738	-	-	351,738
Net income	-	-	-	400,160	-	400,160
Change in unrealized gain
(loss) on securities
available for sale	-	-	-	-	46,982	46,982
Total comprehensive
income	-	-	-	400,160	46,982	447,142

Balance, September 30, 2004	1,745,744	$6,982,976	$8,516,548	$(1,107,150)	$ (3,804)	$14,388,570

Balance, December 31, 2002	1,697,294	$6,789,176	$8,246,325	$(1,576,135)	$ 10,089	$13,469,455
Net income	-	-	-	1,291	-	1,291
Change in unrealized gain
(loss) on securities
available for sale	-	-	-	-	3,759	3,759
Total comprehensive
income	-	-	-	1,291	3,759	5,050

Balance, September 30, 2003	1,697,294	$6,789,176	$8,246,325	$(1,574,844)	$ 13,848	$13,474,505

See accompanying notes to consolidated financial statements.

Southern Community Financial Corp.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Nine Months
	Ended September 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$ 400,160	$ 1,291
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	260,136	197,183
Provision for loan losses	367,384	347,000
Gain on loans sold	(825,547)	(558,110)
Loss on securities	26,370	55,042
Proceeds from sale of mortgage loans	35,654,585	24,517,224
Origination of mortgage loans for sale	(36,311,540)	(20,841,626)
Mortgage loans purchased	-	(5,740,531)
Amortization of premiums and accretion of
discounts on securities, net	18,280	8,769
Increase in interest receivable	(88,850)	(25,128)
Increase in other assets	(267,307)	(185,285)
Increase in interest payable	36,000	3,872
Increase in other liabilities	949,771	395,862
Net cash provided by (used in) operating activities	219,442	(1,824,437)

Cash Flows from Investing Activities
Purchases of available for sale securities	(4,548,664)	(17,240,579)
Maturities of available for sale securities	7,609,198	34,031,120
Net increase in loans	(29,198,204)	(33,097,203)
Purchase of business	-	(934,354)
Purchases of premises and equipment	(285,690)	(2,101,757)
Net cash used in investing activities	(26,423,360)	(19,342,773)

Cash Flows from Financing Activities
Issuance of common stock	351,738	-
Net increase in deposits	25,926,883	23,424,531
Federal Home Loan Bank borrowings	-	2,000,000
Net increase in other borrowings	2,755,047	1,100,000
Net cash provided by financing activities	29,033,668	26,524,531

Net increase in cash and cash equivalents	2,829,750	5,357,321
Cash and cash equivalents, beginning of period	5,564,441	3,537,429

Cash and cash equivalents, end of period	$ 8,394,191	$ 8,894,750

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Federal Deposit Insurance Corporation (the “FDIC”).

The consolidated statements include the Company’s wholly owned subsidiary, the Bank, as well as the Bank’s three wholly-owned subsidiaries, Community First Mortgage Corporation (“Community First”), Chippenham Insurance Agency, Inc. (“Chippenham Insurance”) and Southern Community Services, Inc. (“Southern Community Services”).

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

Note 3 - Earnings (loss) per common share

Basic earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted-average number of common shares outstanding during the period.  During the three month periods ended September 30, 2004 and 2003, the weighted-average number of common shares outstanding totaled 1,729,336 and 1,697,294, respectively.  During the nine month periods ended September 30, 2004 and 2003, the weighted-average number of common shares outstanding totaled 1,717,732 and 1,697,294, respectively.  Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the net earnings (loss) of the Company. Outstanding options and warrants to purchase Common Stock were considered in the computation of diluted earnings (loss) per share for the periods presented.  For the three and nine months ended September 30, 2004, the weighted average number of common shares on a fully diluted basis totaled 1,914,763 and 1,929,242, respectively.  For the three and nine months ended September 30, 2003, outstanding options and warrants had no effect on the computed earnings per share.

Note 4 – Stock incentive and stock warrant plans

The Organizational Investors Warrant Plan made available 140,000 warrants for grant to the Company’s initial (organizational) investors for certain risks associated with the establishment of the Company.  The warrants have an exercise price of $10 per share (which approximated the fair value per share of Common Stock at issuance date) and expire in April 2008.  At September 30, 2004, 137,500 warrants had been issued and none had been exercised.

The 2000 Stockholder Loan Referral Warrant Plan provided for the issuance of warrants to purchase up to 50,000 shares of Common Stock to shareholders who referred qualifying loans that are accepted by the Company from May 1, 2000 through April 30, 2003.  The exercise price of each warrant was equal to the fair value of a share of Common Stock at the date of grant and each warrant had a twelve month term. During the nine months ended September 30, 2004, warrants to purchase 1,200 shares of Common Stock were exercised at a purchase price of $7.94 per share.  Total warrants issued under this plan amounted to 34,500, of which none remained outstanding at September 30, 2004.  The value of the warrants issued is considered immaterial to the financial statements.

The Southern Community Financial Corp. Incentive Plan (the “Incentive Plan”) initially authorized the issuance of up to 175,000 shares of Common Stock to assist the Company in recruiting and retaining key personnel.  At the Company’s 2004 Annual Meeting held on June 29, 2004, the shareholders of the Company approved an amendment to the Incentive Plan increasing the number of shares issuable under the Incentive Plan to 255,000 shares of Common Stock. The following table summarizes options outstanding as of the indicated dates:

		Weighted
		Average
	Options	Exercise Price

Options outstanding January 1, 2004	160,900	$ 8.44
Granted	37,000	12.17
Forfeited	(840)	8.80
Exercised	-	-

Options outstanding September 30, 2004	197,060	$ 9.14

Options exercisable September 30, 2004	122,610

Fair value per share of options
granted during the period	$ 4.99

The Company applies Accounting Principles Board Opinion 25 in accounting for stock options granted to employees and directors pursuant to the Incentive Plan.  Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under Statement of Financial Accounting Standards (SFAS) 123, the Company’s net income (loss) for the periods indicated would result in the pro forma amounts indicated in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income as reported	$139,031	$140,181	$400,160	$1,291
Options expense	(27,000)	(36,000)	(61,000)	(96,000)

Pro forma net income (loss)	$112,031	$104,181	$339,160	$(94,709)

Net income (loss) per share
Basic - as reported	$ 0.08	$ 0.08	$ 0.23	$ -
Basic - pro forma	$ 0.06	$ 0.06	$ 0.20	$ (0.06)

Diluted - as reported	$ 0.07	$ 0.08	$ 0.21	$ -
Diluted - pro forma	$ 0.06	$ 0.06	$ 0.18	$ (0.06)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants for the period indicated:

	Three Months Ended September 30,
	2004	2003

Risk-free interest rate	4%	4%
Dividend yield	0%	0%
Expected weighted average term	7years	7years
Volatility	25%	35%

Note 5 – Reclassifications

Certain amounts in the financial statements for the 2003 periods have been reclassified to conform to classifications adopted for the 2004 periods.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are generally identified by phrases such as “we expect,” “we believe” or words of similar import.  Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•

the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;

•

maintaining capital levels adequate to support the Company’s growth;

•

reliance on the Company’s management team, including its ability to attract and retain key personnel;

•

interest rate fluctuations;

•

risk inherent in making loans such as repayment risks and fluctuating collateral values;

•

the ability to continue to attract low cost core deposits to fund asset growth;

•

changes in laws and regulations applicable to us;

•

changes in general economic and business conditions;

•

competition within and from outside the banking industry;

•

new products and services in the banking industry;

•

problems with our technology, and

•

changing trends in customer profiles and behavior.

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

General

The Company was organized under the laws of the Commonwealth of Virginia as a bank holding company whose activities consist of investment in its wholly-owned subsidiary, the Bank.  The Bank is engaged in commercial and retail banking.  We opened to the public on December 13, 1999.  We place special emphasis on serving the financial needs of individuals, small and medium sized businesses, entrepreneurs, and professional concerns.

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

Our total assets increased to $145,526,000 at September 30, 2004 from $115,060,000 at December 31, 2003.  The 26.5% increase in total assets during the first nine months of 2004 resulted from the growth of our business and customer base.  We believe this significant growth in total assets demonstrates the acceptance of our customer service philosophy by the community we serve.

The Company is the holding company of and successor to the Bank.  Effective April 30, 2004, the Company acquired all of the outstanding stock of the Bank in the Share Exchange pursuant to the Agreement.  The Agreement was approved by the shareholders of the Bank at the annual meeting of shareholders held on April 22, 2003.  Under the terms of the Agreement, the shares of the Bank’s common stock were exchanged for shares of Common Stock on a one-for-one basis.  As a result, the Bank became a wholly owned subsidiary of the Company, the Company became the holding company for the Bank and the shareholders of the Bank became shareholders of the Company.

The following presents management’s discussion and analysis of the financial condition of the Company at September 30, 2004 and December 31, 2003, and results of operations for the Company for the three and nine month periods ended September 30, 2004 and 2003.  This discussion should be read in conjunction with the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Federal Deposit Insurance Corporation.

Results of operations

We recorded net income of approximately $139,000, or $0.07 per share on a fully diluted basis, in the third quarter of 2004 compared to net income of approximately $140,000, or $0.08 per share, in the third quarter of 2003.  We recorded net income of approximately $400,000, or $0.21 per share on a fully diluted basis, for the nine months ended September 30, 2004, compared to net income of approximately $1,000, or less than $0.01 per share, for the nine months ended September 30, 2003.

While the Company’s results of operations for the third quarter of 2004 of $139,000 is similar to the $140,000 earned in the third quarter of 2003, the makeup of the earnings differed.  The Company’s primary source of income, net interest income, increased by approximately $382,000, or 45.6%, from $838,000 in the third quarter of 2003 to $1,220,000 in the third quarter of 2004.  This increase in net interest income is a direct result of the Company’s growth in loans and deposits.  Noninterest income decreased by approximately $254,000, or 33.4%, from $759,000 in the third quarter of 2003 to $505,000 in the third quarter of 2004.  This decrease in noninterest income is attributable to decreases in service charges and fees of approximately $116,000, or 45.4%, and gain on loan sales of approximately $221,000, or 42.8%.  These decreases in noninterest income are primarily due to the mortgage operations of Community First.  In the third quarter of 2003 Community First had net income of $93,000, while in the third quarter of 2004 Community First had a loss of $99,000.  This decline in the operations of Community First is primarily attributable to a decline in mortgage loan refinancings during 2004 which supported mortgage lending operations during 2003.

Noninterest expense increased slightly by approximately $23,000, or 1.7%, from $1,357,000 in the third quarter of 2003 to $1,380,000 in the third quarter of 2004.

The improvement in the Company’s results of operations for the nine months ended September 30, 2004 of approximately $399,000 over the results for the same period in 2003 is attributable primarily to the Company’s growth.  The third quarter of 2003 was the first quarter the Company was profitable in its history, and it has sustained that profitability for each quarter since.  Net interest income increased by approximately $1,317,000, or 61.2%, from $2,151,000 in the first nine months of 2003 to $3,468,000 for the comparable period in 2004.  This increase in net interest income is a direct result of the Company’s growth in loans and deposits.  Noninterest income increased by approximately $303,000, or 29.9%, from $1,012,000 for the nine months ended September 30, 2003 to $1,315,000 for the nine months ended September 30, 2004.  This increase in noninterest income is attributable primarily to an increase in gain on loan sales of approximately $267,000, or 47.9% resulting from the mortgage operations of Community First.  Community First was acquired on June 30, 2003 and only three months of its operations were included in the consolidated results of the Company in 2003 compared to the first nine months in 2004.

Noninterest expense increased by approximately $1,201,000, or 42.6%, from $2,815,000 in the first nine months of 2003 to $4,016,000 in the same period in 2004.  This increase in noninterest expense is attributable to our growth and expansion, including the acquisition of Community First, with the majority of the increase in salaries and benefits of approximately $759,000.

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

Net interest income for the nine months ended September 30, 2004 and 2003 was approximately $3,468,000 and $2,151,000, respectively.  This increase of $1,317,000, or 61.2%, in net interest income was due to growth in loans and deposits.  Our net interest margin for the first nine months of 2004 was 3.85% compared to 3.59% for the first nine months of 2003.

Average interest-earning assets for the first nine months of 2004 amounted to $120,374,000, an increase of $40,171,000, or 50.1%, over the $80,203,000 amount for the first nine months of 2003.  The increase in interest-earning assets was due to the growth of our loan portfolio.  The average yield on interest-earning assets for the first nine months of 2004 increased slightly to 6.02% compared to 5.99% for the first nine months of 2003.  However, the yield on loans declined from 6.75% for the first nine months of 2003 to 6.45% for the first nine months of 2004.  This decrease was offset in part by an increase in the yield on investments from 2.02% for the first nine months of 2003 to 4.36% for the first nine months of 2004.

Average interest-bearing liabilities for the first nine months of 2004 amounted to $108,698,000, an increase of $39,324,000, or 56.7%, over the $69,374,000 amount for the first nine months of 2003.  The growth in average interest-bearing liabilities was primarily due to strong growth in deposits.  The average cost of interest-bearing liabilities declined to 2.40% for the first nine months of 2004 from 2.78% for the first nine months of 2003.  The principal reason for the decline in the liability costs was the reduction in the costs of certificates of deposit, which fell from an average of 3.21% in the first nine months of 2003 to 2.74% in the first nine months of 2004.  Most of our deposit liabilities are fixed-rate certificates, so declining market short-term rates in the past year have had a positive impact on our net interest income.  In addition, our average non-interest-bearing deposits increased from $4,992,000 for the first nine months of 2003 to $8,735,000 for the first nine months of 2004.  In the third quarter of 2004, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) continued to increase short-term interest rates and further increases are expected in the last quarter of 2004. As a result, the average cost of our interest-bearing deposits is expected to increase.  See our discussion of interest rate sensitivity below for more information.

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

(Dollars in thousands)

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$37,463	$1,660	5.92%	$29,999	$1,461	6.51%
Real estate - residential	14,557	684	6.28%	12,737	628	6.59%
Real estate - commercial	22,565	1,199	7.10%	8,792	489	7.44%
Real estate - construction	28,388	1,418	6.67%	11,843	600	6.77%
Consumer	3,417	180	7.04%	3,736	212	7.59%
Gross loans	106,390	5,141	6.45%	67,107	3,390	6.75%
Investment securities	4,960	162	4.36%	9,419	142	2.02%
Loans held for sale	1,392	57	5.47%	1,193	38	4.26%
Federal funds and other	7,632	63	1.10%	2,484	21	1.13%
Total interest earning assets	120,374	5,423	6.02%	80,203	3,591	5.99%
Allowance for loan losses	(1,228)			(912)
Cash and due from banks	4,416			3,387
Premises and equipment, net	6,082			4,417
Other assets	1,993			1,316
Total assets	$131,637			$88,411

Interest bearing deposits
Interest checking	$5,149	$ 36	0.93%	$ 3,570	$ 28	1.05%
Money market	20,525	216	1.41%	13,024	153	1.57%
Savings	3,750	32	1.14%	3,299	31	1.26%
Certificates	74,264	1,522	2.74%	45,493	1,091	3.21%
Total deposits	103,688	1,806	2.33%	65,386	1,303	2.66%
Borrowings	5,010	149	3.97%	3,988	137	4.59%
Total interest bearing liabilities	108,698	1,955	2.40%	69,374	1,440	2.78%
Noninterest bearing deposits	8,735			4,992
Other liabilities	325			658
Total liabilities	117,758			75,024
Equity capital	13,879			13,387
Total liabilities and capital	$131,637			$ 88,411

Net interest income before
provision for loan losses		$3,468			$ 2,151

Interest spread - average yield on interest
interest earning assets, less average
rate on interest bearing liabilities			3.62%			3.21%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.85%			3.59%

Provision for loan losses

The provision for loan losses for the nine months ended September 30, 2004 was $367,000, compared to $347,000 for the nine months ended September 30, 2003.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.

Noninterest income

Noninterest income increased significantly from $1,012,000 for the first nine months of 2003 to $1,315,000 for the first nine months in 2004, a $303,000, or 29.9%, increase.  This increase in noninterest income is due to the mortgage operations of Community First.  Community First was acquired on June 30, 2003 and only three months of its operations were included in the consolidated results of the Company in 2003 compared to nine months in 2004.  Gains on loan sales increased from $558,000 for the first nine months of 2003 to $826,000 for the first nine months of 2004, a $268,000, or 47.9%, increase.

Noninterest expense

Noninterest expense for the nine months ended September 30, 2004 totaled $4,016,000, an increase of 42.6% from the $2,815,000 recorded for the nine months ended September 30, 2003.  Salaries and benefits represented the largest increase, increasing by 49.4% for the first nine months of 2004 to $2,295,000, compared to $1,536,000 for the first nine months of 2003.  This increase as well as other increases in noninterest expense were primarily attributable to the acquisition of Community First and the addition of two branches and staff.

Income taxes

We did not record any income tax expense for the nine months ended September 30, 2004 and 2003.  At December 31, 2003, we had a federal net operating loss carry forward of $914,000, portions of which expire on various dates through 2023.  We have recorded a valuation allowance for the entire amount of the deferred tax asset as the timing and level of future earnings necessary to realize the deferred tax asset are uncertain.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded a franchise tax expense of $86,500 and $62,500 for the nine months ended September 30, 2004 and 2003, respectively.

Loan portfolio

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(Dollars in thousands)

	September 30, 2004		December 31, 2003
	Amount	%	Amount	%

Commercial	$ 39,489	32.3%	$ 32,822	35.4%
Real estate - residential	14,883	12.2%	14,279	15.3%
Real estate - commercial	36,296	29.7%	16,500	17.7%
Real estate - construction	27,470	22.5%	25,627	27.5%
Consumer	3,984	3.3%	3,836	4.1%

Total loans	122,122	100.0%	93,064	100.0%
Less: unearned income, net	(361)		(404)
Less: Allowance for loan losses	(1,408)		(1,138)

Total loans, net	$ 120,353		$ 91,522

Allowance for loan losses

The allowance for loan losses at September 30, 2004 was $1,408,000, compared to $1,138,000 at December 31, 2003.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) was 1.16% at September 30, 2004 as compared to 1.23% at December 31, 2003.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.  See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(Dollars in thousands)

	Nine Months Ended September 30,
	2004	2003

Beginning balance	$ 1,138	$ 755
Provision for loan losses	367	347
Acquisition of mortgage company	-	40
Charge-offs - commercial	(99)	(56)
Recoveries	2	-

Ending balance	$ 1,408	$ 1,086

Loans outstanding at end of period (1)	$ 121,761	$ 83,794
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of year	1.16%	1.30%

Average loans outstanding for the period (1)	$ 106,390	$ 67,107
Ratio of net charge-offs to average loans
outstanding for the period	0.09%	0.08%

(1) Loans are net of unearned income.

Investment portfolio

At September 30, 2004 and December 31, 2003, all of our securities were classified as available-for-sale.  The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(Dollars in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
September 30, 2004
US Government Agencies
Within one year	$ 1,811	$1,804	$ (2)	$1,802	1.67%
One to five years	500	515	(5)	510	2.97%
More than five years	2,500	2,500	(9)	2,491	5.21%
Total	4,811	4,819	(16)	4,803	3.64%

Mortgage-backed securities
More than five years	551	555	12	567	3.66%
Total	551	555	12	567	3.66%

Other investments
Within one year	146	146	-	146	10.16%
More than five years	50	50		50	3.92%
	196	196	-	196	8.56%

Total investment securities	$5,558	$5,570	$ (4)	$5,566	3.82%

December 31, 2003
US Government Agencies
Within one year	$3,400	$3,398	$ (1)	$3,397	1.93%
One to five years	1,100	1,138	(9)	1,129	3.85%
More than five years	2,750	2,756	(55)	2,701	5.24%
Total	7,250	7,292	(65)	7,227	3.48%

Mortgage-backed securities
More than five years	1,316	1,333	14	1,347	4.06%
Total	1,316	1,333	14	1,347	4.06%

Other investments
More than five years	50	50	-	50	3.92%

Total investment securities	$8,616	$ 8,675	$ (51)	$ 8,624	3.57%

Goodwill

On June 30, 2003, we purchased for cash all of the outstanding shares of Community First.  Community First is based in Richmond, Virginia and has a loan production office in Verona, Virginia. The former owner of Community First is Community Bank of Staunton, Virginia. The purchase resulted in the recording of goodwill of $689,000.

On January 1, 2003, we purchased for cash all of the outstanding shares of Chippenham Insurance, a full-service insurance agency that has been doing business in Chesterfield County, Virginia for 22 years.  The purchase resulted in the recording of goodwill of $245,000.

Deposits

Total deposits increased by $25,927,000, or 26.9%, for the first nine months of 2004 as compared to an increase of $23,424,000, or 36.3%, for the first nine months of 2003.  During the first nine months of 2004, the increase in deposits occurred primarily in noninterest demand accounts which increased by $3,309,000, or 44.0%, and certificates of deposit which increased by $20,202,000, or 33.5%.

The mix of our deposits continues to be weighted toward certificates of deposit which represent 65.8% of our total deposits at September 30, 2004 as compared to 62.6% at December 31, 2003.  As a result, our cost of funds is higher than we would like and we are striving to change this mix more toward lower cost checking accounts.  As our branch network increases and becomes more convenient to a larger segment of our targeted customer base, we believe that a move to a higher percentage of our deposits in checking accounts will occur.  Additionally, we are emphasizing checking account deposit growth at our existing branches through advertising and new checking account products.

The average cost of interest-bearing deposits for the nine months ended September 30, 2004 and 2003 was 2.33% and 2.66%, respectively.  This decline in our average cost of interest-bearing deposits has mirrored the overall decline in interest rates resulting from the actions by the Federal Reserve to decrease short-term interest rates during 2003.  However, in the second quarter of 2004, the Federal Reserve increased short-term interest rates by .25% and further increases will occur in the last quarter of 2004. As a result, the average cost of our interest-bearing deposits is expected to increase.

The variety of deposit accounts that we offer has allowed us to be competitive in obtaining funds and has allowed us to respond with flexibility to, although not to eliminate, the threat of disintermediation (the flow of funds away from depository institutions such as banking institutions into direct investment vehicles such as government and corporate securities).  Our ability to attract and retain deposits, and our cost of funds, has been, and we expect it will continue to be, significantly affected by money market conditions.

Borrowings

We use borrowings to supplement deposits when they are available at a lower overall cost to us or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Outstanding borrowings from the FHLB were $4,000,000 at September 30, 2004 and December 31, 2003.  The FHLB advances are secured by the pledge of U.S. government agency securities, our residential mortgage loans, and our FHLB stock.

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.  We had outstanding federal funds purchased of $2,875,000 at September 30, 2004 and none at December 31, 2003.

Contractual obligations and other commitments

The following summarizes our contractual cash obligations and commitments, including maturing certificates of deposit, at September 30, 2004 and the effect such obligations may have on liquidity and cash flows in future periods.

Contractual Obligations
(Dollars in thousands)

	Less Than	2-3	4-5	Over 5
	One Year	Years	Years	Years	Total

Leased property	$ 54	$ 111	$ 54	$ 57	$ 276
Time deposits (1)	50,013	20,313	10,137	3	80,466
FHLB advances	-	-	4,000	-	4,000
Other borrowings	3,559	-	-	-	3,559
Undisbursed credit lines	35,982	-	-	-	35,982
Commitments to extend credit	4,971	-	-	-	4,971
Standby letters of credit	3,186	-	-	-	3,186

	$ 97,765	$ 20,424	$ 14,191	$ 60	$ 132,440

(1) We expect to retain maturing deposits or replace maturing amounts with comparable time deposits based on current market rates.

Capital resources

Stockholders’ equity at September 30, 2004 was $14,389,000, compared to $13,590,000 at December 31, 2003.  The $799,000 increase in equity during the first nine months of 2004 was due to proceeds from the issuance of stock of $352,000, a $47,000 decrease in net unrealized losses on securities available-for-sale and net income of $400,000.  The $5,000 increase in equity during the first nine months of 2003 was due to a $4,000 increase in net unrealized gains on securities available-for-sale, and net income of $1,000.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(Dollars in thousands)

	September 30,	December 31,
	2004	2003

Tier 1 capital
Common stock	$ 6,983	$ 6,844
Additional paid-in capital	8,517	8,304
Accumulated deficit	(1,107)	(1,507)
Total equity	14,393	13,641
Less: goodwill	(934)	(934)
Total Tier 1 capital	13,459	12,707

Tier 2 capital
Allowance for loan losses	1,408	1,138
Total Tier 2 capital	1,408	1,138

Total risk-based capital	14,867	13,845

Risk-weighted assets	$ 136,260	$ 99,643

Capital ratios
Leverage ratio (Tier 1 capital to
average assets)	9.8%	11.4%
Tier 1 capital to risk-weighted assets	9.9%	12.8%
Total capital to risk-weighted assets	10.9%	13.9%
Equity to total assets	9.9%	11.8%

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At September 30, 2004, cash, cash equivalents and investment securities available for sale totaled $13,960,000, or 9.6% of total assets, which we believe is adequate to meet short-term liquidity needs.

At September 30, 2004, we had commitments to originate $40,953,000 of loans.  Fixed commitments to incur capital expenditures were less than $25,000 at September 30, 2004.  Certificates of deposit scheduled to mature in the 12-month period ending September 30, 2005 totaled $50,013,000 at September 30, 2004.  We believe that a significant portion of such deposits will remain with us.  We further believe that loan repayments and other sources of funds will be adequate to meet our foreseeable short- and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at September 30, 2004.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Southern Community Bank & Trust
Interest Rate Sensitivity GAP Analysis
September 30, 2004
(Dollars in thousands)

	Within 3	3 to 6	7 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$2,179	$1,043	$ 988	$2,133	$3,345	$9,688
Variable rate	75,331	2,252	4,286	10,990	19,575	112,434
Investment securities	1,805	-	-	510	3,251	5,566
Loans held for sale	2,985	-	-	-	-	2,985
Federal funds sold	2,599	-	-	-	-	2,599

Total rate sensitive assets	84,899	3,295	5,274	13,633	26,171	133,272
Cumulative rate sensitive assets	84,899	88,194	93,468	107,101	133,272

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	5,740	-	5,740
Money market accounts	20,848	-	-	-	-	20,848
Savings (2)	-	-	-	4,365	-	4,365
Certificates of deposit	12,709	14,541	22,763	20,313	10,140	80,466
FHLB advances	-	-	-	-	4,000	4,000
Other borrowings	3,599	-	-	-	-	3,599

Total rate sensitive liabilities	37,156	14,541	22,763	30,418	14,140	119,018
Cumulative rate sensitive liabilities	37,156	51,697	74,460	104,878	119,018

Rate sensitivity gap for period	$47,743	$(11,246)	$(17,489)	$(16,785)	$12,031	$14,254
Cumulative rate sensitivity gap	$47,743	$36,497	$19,008	$2,223	$14,254

Ratio of cumulative gap to total assets	32.8%	25.1%	13.1%	1.5%	9.8%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	228.5%	170.6%	125.5%	102.1%	112.0%
Ratio of cumulative gap to cumulative
rate sensitive assets	56.2%	41.4%	20.3%	2.1%	10.7%

(1) Includes nonaccrual loans of $418,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At September 30, 2004, our assets that reprice within one year exceeded liabilities that reprice within one year by $19,008,000 and therefore we were in an asset sensitive position.  A positive gap can adversely affect earnings in periods of falling interest rates.  This positive position is due primarily to our adjustable rate loan portfolio.  The Federal Reserve has increased short-term interest rates by 1% in 2004 and further increases are expected.

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

We monitor and maintain an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio.  We maintain policies and procedures that address the systems of controls over the following areas of maintenance of the allowance:  the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

For loans without individual measures of impairment, we make estimates of losses for groups of loans as required by SFAS 5.  Loans are grouped by similar characteristics, including the type of loan, the assigned loan classification and the general collateral type.  A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan.  The resulting estimate of losses for groups of loans is adjusted for relevant environmental factors and other conditions of the portfolio of loans and leases, including:  borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions ..

The amounts of estimated impairment for individually evaluated loans and groups of loans are added together for a total estimate of loans losses.  This estimate of losses is compared to our allowance for loan losses as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made.  If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates.  If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high.  If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the financial statements.

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

ITEM 3 – CONTROLS AND PROCEDURES

Based upon an evaluation as of September 30, 2004 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under the Act are made known to them in a timely fashion.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

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

Date:  November 14, 2004

By: /s/ Thomas W. Winfree

Thomas W. Winfree

President and

Chief Executive Officer

Date:  November 14, 2004

By: /s/ C. Harril Whitehurst, Jr.

C. Harril Whitehurst, Jr.

Senior Vice President and

Chief Financial Officer

Exhibit Index

Exhibit

Number

Document

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

   32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350