Form 10-K
period 2004-12-31
Southern Community Financial Corp.
filed 2005-04-01
CIK 1290476

____________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 0-50765

SOUTHERN COMMUNITY FINANCIAL CORP.

(Name of small business issuer in its charter)

          Virginia

 16-1694602

                          (State or other jurisdiction of

 (I.R.S. Employer

               incorporation or organization)

 Identification No.)

1231 Alverser Drive, P.O. Box 330, Midlothian, Virginia                         23113

                              (Address of principal executive offices)

(Zip Code)

804-897-3900

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $4.00 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No__.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State issuer’s revenues for its most recent fiscal year:  $9,409,000.

The aggregate market value of common stock held by non-affiliates of the registrant as of March 1, 2005 was approximately $19,707,000.

The number of shares of common stock outstanding as of March 1, 2005 was 1,765,844.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2005 definitive Proxy Statement to be used in conjunction with the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

____________________________________________________

Southern Community Financial Corp.

Form 10-KSB

TABLE OF CONTENTS

Part I

Item 1.

Description of Business

3

Item 2.

Description of Property

13

Item 3.

Legal Proceedings

14

Item 4.

Submission of Matters to a Vote of Security Holders

14

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters

15

Item 6.

Management’s Discussion and Analysis or

Plan of Operation

16

Item 7.

Financial Statements

36

Item 8.

Changes In and Disagreements With Accountants

on Accounting and Financial Disclosure

36

Item 8A.

Controls and Procedures

36

Item 8B.

Other Information

36

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons;

Compliance With Section 16(a) of the Exchange Act

37

Item 10.

Executive Compensation

37

Item 11.

Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters

37

Item 12.

Certain Relationships and Related Transactions

37

Item 13.

Exhibits

38

Item 14.

Principal Accountant Fees and Services

39

Signatures

40

PART I

ITEM 1 – DECSRIPTION OF BUSINESS

General

Southern Community Financial Corp. (the “Company”) is the holding company of and successor to Southern Community Bank & Trust (the “Bank”).  Effective April 30, 2004, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction (the “Share Exchange”) pursuant to an Agreement and Plan of Reorganization, dated January 28, 2003, between the Company and the Bank (the “Agreement”).  The Agreement was approved by the shareholders of the Bank at the annual meeting of shareholders held on April 22, 2003.  Under the terms of the Agreement, the shares of the Bank’s common stock were exchanged for shares of the Company’s common stock, par value $4.00 per share (“Common Stock”), on a one-for-one basis.  As a result, the Bank became a wholly owned subsidiary of the Company, the Company became the holding company for the Bank and the shareholders of the Bank became shareholders of the Company.  All references to the Company in this annual report for dates or periods prior to April 30, 2004 are references to the Bank.

The Company was organized under the laws of the Commonwealth of Virginia to engage in commercial and retail banking.  The Company opened to the public on December 13, 1999 as a traditional community bank offering deposit and loan services to individuals and businesses in the Richmond, Virginia metropolitan area.  During 2003, the Company acquired or formed three wholly owned subsidiaries of the Bank, Community First Mortgage Corporation (“Community First”) a full service mortgage banking company, Chippenham Insurance Agency, Inc. (“Chippenham Insurance”) a full service property and casualty insurance agency, and Southern Community Services, Inc. (“Southern Community Services”) a financial services company.

We offer a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans.  We are a community-oriented and locally managed financial institution focusing on providing a high level of responsive and personalized services to our customers, delivered in the context of a strong direct relationship with our customers.  We conduct our operations from our main office/corporate headquarters location in which we have an operating branch and four additional branch offices.

The Company was incorporated in January 2003.

Business Strategy

Our strategies include the following:

•

To be a full service financial services provider enabling us to establish and maintain relationships with our customers.

•

To attract customers by providing the breadth of products offered by larger banks while maintaining the quick response and personal service of a community bank.  We will continue to look for opportunities to expand our products and services.  In our first five years of operation, we have established a diverse product line, including commercial, mortgage and consumer loans.

•

To increase net income and return to shareholders through continued loan growth, while controlling the cost of our deposits and noninterest expenses.

•

To expand our branch network to lower our cost of funds and diversify our loan portfolio with retail, consumer and commercial loans.  We believe that branching will help us attract customers of financial institutions that have recently consolidated in our region who desire the personal services of a community bank.  We plan to open two new branches in 2005 expanding our presence in Chesterfield County.

•

To expand our capacity to generate noninterest income through the sale of mortgage loans.  On June 30, 2003 we acquired Community First Mortgage Corporation, a full service mortgage banking company.  The acquisition of Community First substantially increased our noninterest income during 2004.

•

To continue to emphasize commercial banking products and services.  Small-business commercial customers are a source of prime-based loans and fee income from cash management services, and low cost deposits which we need to fund our growth.  We have been able to build a commercial business base because our staff of commercial bankers seeks opportunities to network within the local business community.  Significant additional growth in this banking area will depend on expanding our lending staff.

•

To target larger commercial customers.  With the additional capital from our secondary stock offering in September 2002, our legal lending limit is approximately $2,000,000.  Our increased legal lending limit is helping us to accommodate the borrowing needs of our customers.

Our officers, employees and the directors live and work in our market area.  We believe that the existing and future banking market in our community represents an opportunity for locally owned and locally managed community banks.  In view of the continuing trend in the financial services industry toward consolidation into larger, sometimes impersonal, statewide, regional and national institutions, the market exists for the personal and customized financial services that an independent, locally owned bank with local decision making can offer.  With the flexibility of our smaller size and through an emphasis on relationship banking, including personal attention and service, we can be more responsive to the individual needs of our customers than our larger competitors.  As a community oriented and locally managed institution, we make most of our loans in our community and can tailor our services to meet the banking and financial needs of our customers who live and do business in our market.

We provide customers with high quality, responsive and technologically advanced banking services. These services include loans that are priced on a deposit-based relationship, easy access to our decision makers, and quick and innovative action necessary to meet a customer’s banking needs.

Location and Market Area

We have focused our operations in Chesterfield County, Virginia, which, despite its potential for business development and population growth, has been underserved by community banks.  Chesterfield’s resources are very favorable for businesses seeking a profitable and stable environment.  The county offers superb commercial and industrial sites, an educated work force, well-designed and developed infrastructure and a competitive tax structure.  Chesterfield has been awarded the U.S. Senate Gold Medallion for Productivity and Quality.  The county has the highest bond rating from three rating agencies - Standard and Poors, Moody’s and Fitch.

Our strategy is to build a strong community banking franchise and branch network in Chesterfield and then expand our franchise into other counties in the Richmond Metropolitan area.  Both Chesterfield County and Henrico County have seen strong population growth in recent years, and the growth trends are expected to continue.  According to the U.S. Census Bureau, the 2000 population of Chesterfield County was 259,903, compared to 209,274 in 1990.  The number of households in Chesterfield County climbed from 73,441 in 1990 to 93,772 in 2000.  The projected figures for 2010 are a population of 319,000 in 117,500 households.  The 2000 population of Henrico County was 262,300 compared to 217,849 in 1990.  The number of households in 2000 was 108,121 compared to 89,138 in 1990.  The projected figures for Henrico County for 2010 are a population of 291,000 in 122,900 households. These population figures place Henrico and Chesterfield, respectively, as the largest two counties in central Virginia and the third and fourth largest counties in the state.

Residential growth in Chesterfield County is the strongest in the Richmond area.  In 2003, Chesterfield issued 2,178 permits for new single-family homes, compared to 1,886 in Henrico County and 1,834 for the remainder of the Richmond Metro area.  Developers continue to locate their planned communities in western Chesterfield County.  The Board of Supervisors of Chesterfield County just recently approved four new residential subdivisions in which approximately 2,000 new single family residences are planned over the next two to three years.  The Winterpock area of Chesterfield County is expected to see substantial growth over the next six years, with the Deer Run development nearing completion and subdivisions such as and Bayhill Point continuing their impressive growth.  The primary road serving these growing subdivisions is Route 360, and all of these communities are within two miles of our Clover Hill branch.  These three subdivisions alone accounted for 248 new homes in 2002 according to The Chesterfield County Residential Development Report prepared by the Chesterfield County Planning Department.   And finally, the western section of Route 288, the circumferential highway around the Richmond Metropolitan area, was completed in 2004 and significantly improved access to and from Chesterfield County by the surrounding counties.

At December 31, 2004, we had five full service banking offices (including one in our main office), which were staffed by 20 full-time employees.  Our senior staff averages more than 25 years of professional or banking experience.  Our principal office, which houses our executive officers, loan department and mortgage banking subsidiary, Community First, was opened in November 2003 and is located at 1231 Alverser Drive, Midlothian, Virginia 23113.  One of our branch facilities is located in this building.  Our main telephone number is (804) 897-3900.  Our four other branch offices are all located in Chesterfield County.  We currently have approval from the Virginia State Corporation Commission for an additional branch to be located on property we already own on Robious Road in Chesterfield County.  Each branch office has been strategically located to be convenient to business and retail customers in the growth sectors of Chesterfield County.

We are investigating several possible sites for additional branches.  The opening of any additional banking offices will require prior regulatory approval, which takes into account a number of factors, including, among others, a determination that we have capital in an amount deemed sufficient to warrant additional expansion and a finding that the public interest will be served.

Prominent local newspapers, one regional newspaper, and a number of radio and television stations provide diverse media outlets.  The broad exposure of television, print media and radio offers several opportunities to explore effective advertising and public relations avenues for Southern Community.

Banking Services

We receive deposits, make consumer and commercial loans, and provide other services customarily offered by a commercial banking institution, such as business and personal checking and savings accounts, drive-up windows, and 24-hour automated teller machines.  We have not yet applied for permission to establish a trust department and offer trust services.  We are not a member of the Federal Reserve System.  Our deposits are insured under the Federal Deposit Insurance Act to the limits provided thereunder.

We offer a full range of short-to-medium term commercial and personal loans.  Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery.  Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments.  We also originate fixed and variable rate mortgage loans and real estate construction and acquisition loans.  Fixed rate residential loans are usually sold in the secondary mortgage market.

Our lending activities are subject to a variety of lending limits imposed by state law.  While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general, for loans that are not secured by readily marketable or other permissible collateral, we are subject to a loans-to-one borrower limit of an amount equal to 15% of our capital and surplus.  We may voluntarily choose to impose a policy limit on loans to a single borrower that is less than the legal lending limit.  We are a member of the Community Bankers’ Bank and may participate out portions of loans when loan amounts exceed our legal lending limits or internal lending policies.

Lending Activities

Our primary focus is on making loans to small businesses and consumers in our local market area.  In addition, we also provide a wide range of real estate finance services.  Our primary lending activities are principally directed to our market area.

Loan Portfolio.  The net loan portfolio was $134,162,000 at December 31, 2004, which compares to $91,523,000 at December 31, 2003.  The Company has enjoyed strong loan growth the last two years reflecting the strong economy in the market we serve.  Loans grew by 85% in 2003 and by 47% in 2004.  Our loan customers are generally located in the Richmond metropolitan area.

Commercial Business Lending.  Our commercial business lending consists of lines of credit, revolving credit facilities, term loans, equipment loans, stand-by letters of credit and unsecured loans and continues to be one of the largest segments of our loan portfolio.  Commercial loans are written for any business purpose including the financing of plant and equipment, carrying accounts receivable, general working capital, contract administration and acquisition activities.  Our client base is diverse, and we do not have a concentration of loans in any specific industry segment.  Commercial business loans are generally secured by accounts receivable, equipment and other collateral such as marketable securities, cash value of life insurance, and time deposits.  Commercial business loans have a higher degree of risk than residential mortgage loans, but have higher yields.  To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of business borrowers.  The availability of funds for the repayment of commercial business loans may substantially depend on the success of the business itself.  Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate.  All commercial loans we make have recourse under the terms of a promissory note.  At December 31, 2004, commercial loans totaled $40,491,000, or 29.8% of the total loan portfolio.

Commercial Real Estate Lending.  We finance commercial real estate for our clients and commercial real estate loans represent the largest segment of our loan portfolio.  This segment of our loan portfolio has become the largest segment in 2004 due to the significant real estate opportunities in our market area.  We generally will finance owner-occupied commercial real estate at an 80% loan-to-value ratio or less.  In many cases our loan-to-value ratio is less than 80%, which provides us with a higher level of collateral security.  Our underwriting policies and procedures focus on the borrower’s ability to repay the loan as well as assessment of the underlying real estate.  Risks inherent in managing a commercial real estate loan portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate.  We attempt to mitigate those risks by carefully underwriting loans of this type as well as following appropriate loan-to-value standards.  Commercial real estate loans (generally owner occupied) at December 31, 2004 were $45,121,000, or 33.2% of the total loan portfolio.

Real Estate Construction Lending.  This segment of our loan portfolio is predominately residential in nature and comprised of loans with short duration, meaning maturities of twelve months or less.  Residential houses under construction and the underlying land for which the loan was obtained secure the construction loans.  Construction lending entails significant risks compared with residential mortgage lending.  These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land and home under construction, which is estimated prior to the completion of the home.  Thus it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios.  To mitigate these risks we generally limit loan amounts to 80% of appraised values on pre-sold homes and 75% on speculative homes, and obtain first lien positions on the property taken as security.  Additionally, we offer real estate construction financing to individuals who have demonstrated the ability to obtain a permanent loan.  At December 31, 2004, construction loans total $30,870,000, or 22.7% of the total loan portfolio.

Residential Mortgage Lending.  We make permanent residential mortgage loans for inclusion in the loan portfolio.  We seek to retain in our portfolio variable rate loans secured by one-to-four-family residences.  However, the majority of permanent residential loans are made by the Bank’s subsidiary, Community First, which sells them to investors in the secondary mortgage market on a pre-sold basis.  Given the low fixed rate residential loan market in recent years, this allows us to offer this service to our customers without retaining a significant low rate residential loan portfolio which would be detrimental to earnings as interest rates increase.  We originate both conforming and non-conforming single-family loans.

Before we make a loan we evaluate both the borrower’s ability to make principal and interest payments and the value of the property that will secure the loan.  We make first mortgage loans in amounts of up to 95% of the appraised value of the underlying real estate.  We retain some second mortgage loans secured by property in our market area, as long as the loan-to-value ratio combined with the first mortgage does not exceed 90%.  For conventional loans in excess of 80% loan-to-value, private mortgage insurance is required.

Our current one-to-four-family residential adjustable rate mortgage loans have interest rates that adjust every 1, 3 and 5 years, generally in accordance with the rates on comparable U.S. Treasury bills.  Our adjustable rate mortgage loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate.  There are risks resulting from increased costs to a borrower as a result of the periodic repricing mechanisms of these loans.  Despite the benefits of adjustable rate mortgage loans to our asset/liability management, they pose additional risks, primarily because as interest rates rise, the underlying payments by the borrowers rise, increasing the potential for default.  At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.  At December 31, 2004, $15,395,000, or 11.3% of our loan portfolio, consisted of residential mortgage loans.

Consumer Installment Lending.  We offer various types of secured and unsecured consumer loans.  We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the primary focus of our lending activities.  Our general guideline is that a consumer’s total debt service should not exceed 40% of the consumer’s gross income.  Our underwriting standards for consumer loans include making a determination of the applicant’s payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan.  The stability of an applicant’s monthly income may be determined by verification of gross monthly income from primary employment and additionally from any verifiable secondary income.  Consumer loans totaled $4,130,000 at December 31, 2004, which was 3.0% of the total loan portfolio.

Loan Commitments and Contingent Liabilities.  In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities which are disclosed in the footnotes of our annual financial statements, including commitments to extend credit.  At December 31, 2004, undisbursed credit lines, standby letters of credit and commitments to extend credit totaled $36,033,000.

Credit Policies and Administration.  The Company has adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans.  Our lending staff follows pricing guidelines established periodically by our management team.  In an effort to manage risk, all credit decisions in excess of the officers’ lending authority must be approved prior to funding by a management loan committee and/or a board of directors-level loan committee.  Any loans above $1,000,000 require full board of directors approval.  Management believes that it employs experienced lending officers, secures appropriate collateral and carefully monitors the financial conditions of our borrowers and the concentration of such loans in the portfolio.

In addition to the normal repayment risks, all loans in our portfolio are subject to the state of the economy and the related effects on the borrower and/or the real estate market.  Generally, longer-term loans have periodic interest rate adjustments and/or call provisions.  Our senior management monitors the loan portfolio closely to ensure that past due loans are minimized and that potential problem loans are swiftly dealt with.  In addition to the internal business processes employed in the credit administration area, the Company retains an outside or independent credit review firm to review the loan portfolio.  A detailed annual review is performed, with an interim update occurring at least once a year.  Results of the report are used to validate our internal loan ratings and to provide independent commentary on specific loans and loan administration activities.

Lending Limit.  As of December 31, 2004, our legal lending limit for loans to one borrower was approximately $2,200,000.  As part of our risk management strategy, we attempt to participate a portion of our larger loans to other financial institutions.  This allows us to maintain customer relationships yet reduce credit exposure and stay within our legal lending limit.

Investments and Funding

We balance our liquidity needs based on loan and deposit growth via the investment portfolio, purchased federal funds, and Federal Home Loan Bank advances.  It is our goal to provide adequate liquidity to support our loan growth.  Should we have excess liquidity, investments are used to generate positive earnings.  In the event deposit growth does not fully support our loan growth, a combination of investment sales, federal funds and Federal Home Loan Bank advances will be used to augment our funding position.

Our investment portfolio is actively monitored and is generally classified as “available for sale.”  Under such a classification, investment instruments may be sold as deemed appropriate by management.  On a monthly basis, the investment portfolio is marked to market via equity as required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.  Additionally, we use the investment portfolio to balance our asset and liability position.  We will invest in fixed rate or floating rate instruments as necessary to reduce our interest rate risk exposure.

For securities classified as available-for-sale securities or held-to-maturity, the Company will evaluate whether a decline in fair value below the amortized cost basis is other than temporary.  If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is be written down to fair value as a new cost basis and the amount of the write-down is included in earnings.  There were no securities at December 31, 2004 where a decline in market value was considered other than temporary.

Competition

We encounter strong competition from other local commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions.  A number of these competitors are well-established.  Competition for loans is keen, and pricing is important.  Most of our competitors have substantially greater resources and higher lending limits than ours and offer certain services, such as extensive and established branch networks and trust services, which we do not provide at the present time.  Deposit competition also is strong, and we may have to pay higher interest rates to attract deposits.  Nationwide banking institutions and their branching have increased competition in our markets, and federal legislation adopted in 1999 allows non-banking companies, such as insurance and investment firms, to establish or acquire banks.

The greater Richmond metropolitan market has experienced several significant mergers or acquisitions involving all four regional banks formerly headquartered in central Virginia over the past fifteen years.  Additionally, other larger banks from outside Virginia have acquired local banks.  We believe that the Company can capitalize on the recent merger activity and attract customers from those who are dissatisfied with the recently acquired banks.

At June 30, 2004, the latest date such information is available from the FDIC, the Bank’s deposit market share in Chesterfield County was 4.50%.

Effect of Adverse Economic Conditions

Our business may be adversely affected by periods of economic slowdown or recession which may be accompanied by decreased demand for consumer credit and declining real estate values.  Any material decline in real estate values could have a significant adverse effect on the operations of the Company as 67.2% of our loan portfolio is collateralized by real estate.  Declines in real estate values can reduce projected cash flows from commercial properties and the ability of borrowers to use home equity to support borrowings and increase the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default.  In addition, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions.

We anticipate the majority of our depositors will be located in and doing business in the local market and we will lend a substantial portion of our capital and deposits to individuals and business borrowers in this market area.  Any factors adversely affecting the economy of this market could, in turn, adversely affect our performance.

Regulation

We are subject to regulations of certain federal and state agencies and receive periodic examinations by those regulatory authorities.  As a consequence of the extensive regulation of commercial banking activities, our business is susceptible to being affected by state and federal legislation and regulations.

General.  The discussion below is only a summary of the principal laws and regulations that comprise the regulatory framework applicable to us.  The descriptions of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and are qualified in their entirety by reference to applicable laws and regulations.  In recent years, regulatory compliance by financial institutions such as ours has placed a significant burden on us both in costs and employee time commitment.

Bank Holding Company.  The Company is a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and Virginia State Corporation Commission (“SCC”).  As a bank holding company, the Company is required to furnish to the Federal Reserve Board an annual report of its operations at the end of each fiscal year and to furnish such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act.  The Federal Reserve Board, FDIC and SCC also may conduct examinations of the Company and/or its subsidiary bank.

The Gramm-Leach-Bliley Act of 1999 (the ”Act”) was enacted on November 12, 1999.  The Act draws new lines between the types of activities that are financial in nature and permitted for banking organizations, and those activities that are commercial in nature and not permitted.  The Act imposes Community Reinvestment requirements on financial service organizations that seek to qualify for the expanded powers to engage in broader financial activities and affiliations with financial companies that are permitted.

The Act creates a new form of financial organization called a financial holding company that may own banks, insurance companies and securities firms.  A financial holding company is authorized to engage in any activity that is financial in nature, incidental to an activity that is financial in nature, or is a complimentary activity.  These activities may include insurance, securities transactions, and traditional banking activities.  The Act establishes a consultative and cooperative procedure between the Federal Reserve and the Secretary of the Treasury for purposes of determination as to the scope of activities permitted by the Act.

A bank holding company must satisfy special criteria to qualify for the expanded powers authorized by the Act, including the maintenance of a well-capitalized and well-managed status for all affiliate banks and a satisfactory community reinvestment rating.

Bank Regulation.  As a Virginia state-chartered bank that is not a member of the Federal Reserve System, the Bank is subject to regulation, supervision and examination by the SCC’s

Bureau of Financial Institutions (“BFI”).  The Bank is also subject to regulation, supervision and examination by the FDIC.  Federal law also governs the activities in which we may engage, the investments we may make and the aggregate amount of loans that may be granted to one borrower.  Various consumer and compliance laws and regulations also affect our operations.  Earnings are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including those referred to above.  The following description summarizes some of the laws to which we are subject.  The BFI and the FDIC will conduct regular examinations, reviewing such matters as the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of their operations.  In addition to these regular examinations, we must furnish the FDIC with periodic reports containing a full and accurate statement of our affairs. Supervision, regulation and examination of banks by these agencies are intended primarily for the protection of depositors rather than shareholders.

Insurance of Accounts, Assessments and Regulation by the FDIC.  Our deposits are insured by the FDIC up to the limits set forth under applicable law, currently $100,000.  Deposits are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC.  The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund.  Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action.  The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC.  We are aware of no existing circumstances that could result in termination of our deposit insurance.

Capital.  The FDIC has issued risk-based and leverage capital guidelines applicable to banking organizations they supervise.  Under the risk-based capital requirements, we are generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit), of 8%.  At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles (“Tier 1 capital”).  The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “total capital”).  In addition, each of the Federal bank regulatory agencies has established minimum leverage capital ratio requirements for banking organizations.  These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to 4% for banks and bank holding companies that meet certain specified criteria.  All other banks and bank holding companies will generally be required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.  The risk-based capital standards of the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy.  The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank’s capital adequacy.

Other Safety and Soundness Regulations.  There are a number of obligations and restrictions imposed on depository institutions by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default.  The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law.  Federal regulatory authorities also have broad enforcement powers over us, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors.

Loan-to-One Borrower. Under applicable laws and regulations the amount of loans and extensions of credit which may be extended by a bank to any one borrower, including related entities, generally may not exceed 15% of the unimpaired capital and unimpaired surplus of the institution.  Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily marketable securities.  An institution’s “unimpaired capital and unimpaired surplus” includes, among other things, the amount of its core capital and supplementary capital included in its total capital under Federal regulations.

Community Reinvestment.  The requirements of the Community Reinvestment Act (“CRA”) are applicable to Southern Community.  The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions.  A financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to 12 assessment factors.  These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Economic and Monetary Policies.  Our operations are affected not only by general economic conditions, but also by the economic and monetary policies of various regulatory authorities.  In particular, the Federal Reserve regulates money, credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits.  Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Employees

As of December 31, 2004, the Company and its subsidiaries had a total of 61 full-time employees and 8 part-time employees.  None of the Company’s employees are covered by a collective bargaining agreement.  The Company considers its relations with its employees to be good.

Dependence on Key Personnel

Our growth and development to date have been largely dependent upon the services of Thomas W. Winfree, President and Chief Executive Officer, Jack M. Robeson, Senior Vice President/Lending, Raymond E. Sanders, Senior Vice President/Retail Banking, and C. Harril Whitehurst, Jr., Senior Vice President and Chief Financial Officer.  The loss of the services for Messrs. Winfree, Robeson, Sanders or Whitehurst for any reason could have a material adverse effect on the Company.

Control by Certain Shareholders

The Company has one shareholder who owns 9.45% of its outstanding Common Stock.  As a group, the Board of Directors and the Company’s Executive Officers control 19.67% of the outstanding Common Stock of the Company.  Accordingly, such persons, if they were to act in concert, would not have majority control of the Bank and would not have the ability to approve certain fundamental corporate transactions or the election of the Board of Directors.

ITEM 2 – DESCRIPTION OF PROPERTY

Our executive and administrative offices are located at 1232 Alverser Drive, Midlothian, Virginia.  We opened this office in November 2003.  This office also houses our mortgage banking company, Community First Mortgage Corporation, and one of our branch operations.  The building, which we own and which has been substantially renovated to meet our needs, is a two-story brick structure consisting of approximately 8,200 square feet.  The cost of this building, including renovations, amounted to $1,046,000.

Our largest branch office is located at 13531 Midlothian Turnpike, Midlothian, Virginia.  This was our initial office location and also housed our executive and administrative offices until the opening of the operations center on Alverser Drive.  The building, which has been substantially renovated, is a two-story brick structure with a basement, consisting of approximately 3,500 square feet.  It has six teller stations, three drive-up lanes and a drive-up ATM and night depository.  Prior to December 31, 2002, this building was leased.  It was purchased from our landlord on December 31, 2002 for $1,713,000.

We have a branch office at 6736 Southshore Drive at Route 360 (Hull Street Road), in Chesterfield County.  The building is a one-story brick structure consisting of approximately 2,400 square feet.  The branch location was purchased in June 2002 from Branch Bank & Trust for $1,384,000.  It has four teller stations, two drive-up lanes and a drive-up ATM and night depository.

We opened a third branch location at 4221 West Hundred Road, Chester, Virginia in April 2003.  The building is a one-story brick structure with a basement consisting of approximately 1,800 square feet.  The branch is being leased for a term of five years commencing April 1, 2003 and ending March 31, 2008 for total lease payments of approximately $186,000 over the life of the lease.  We have renewal options for two five year periods subsequent to the initial term.  It has four teller stations, one drive-up lane and a drive-up ATM and night depository.

We opened our fourth branch at 13521 Waterford Place, in Chesterfield County, in October 2004.  Currently, the branch is temporarily housed in a mobile manufactured building, which we purchased for $46,000 in April 2004, while a one-story brick structure consisting of approximately 2,500 square feet is being built.  The branch is expected to cost $533,000 (including land) and open in May 2005.  It will have three teller stations, two drive-up lanes and a drive-up ATM and night depository.

Our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

ITEM 3 – LEGAL PROCEEDINGS

In the course of its operations, the Company may become a party to legal proceedings.  There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY

AND RELATED STOCKHOLDER MATTERS

Market Price of and Cash Dividends on the Company’s Common Equity

Shares of the Company’s Common Stock trades on the Nasdaq SmallCap Market under the symbol “SCBV”.  The high and low trade prices of shares of the Company’s Common Stock for the periods indicated were as follows:

	High	Low
2003: 1st quarter 2nd quarter 3rd quarter 4th quarter	$8.06 8.63 9.24 12.83	$7.60 7.68 8.15 8.90
2004: 1st quarter 2nd quarter 3rd quarter 4th quarter	$13.00 12.96 12.75 12.25	$10.96 11.00 11.39 11.25

At March 1, 2005, there were approximately 1,055 holders of record of Common Stock.

The Company has not paid any dividends on its Common Stock.  We intend to retain all of our earnings to finance the Company’s operations and we do not anticipate paying cash dividends for the foreseeable future.  Any decision made by the Board of Directors to declare dividends in the future will depend on the Company’s future earnings, capital requirements, financial condition and other factors deemed relevant by the Board.  Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s regulatory agencies.  Such dividends are limited to the lesser of the Bank’s retained earnings or the net income of the previous two years combined with the current year net income.

Transfer Agent and Registrar

Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572 (phone 908-497-2300) serves as our transfer agent and registrar.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company is the holding company of and successor to the Bank.  Effective April 30, 2004, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction (the “Share Exchange”) pursuant to an Agreement and Plan of Reorganization, dated January 28, 2003, between the Company and the Bank (the “Agreement”).  The Agreement was approved by the shareholders of the Bank at the annual meeting of shareholders held on April 22, 2003.  Under the terms of the Agreement, the shares of the Bank’s common stock were exchanged for shares of the Company’s common stock, par value $4.00 per share (“Common Stock”), on a one-for-one basis.  As a result, the Bank became a wholly owned subsidiary of the Company, the Company became the holding company for the Bank and the shareholders of the Bank became shareholders of the Company.  All references to the Company in this annual report for dates or periods prior to April 30, 2004 are references to the Bank.

The Company was organized under the laws of the Commonwealth of Virginia to engage in commercial and retail banking.  The Company opened to the public on December 13, 1999 as a traditional community bank offering deposit and loan services to individuals and businesses in the Richmond, Virginia metropolitan area.  During 2003, the Company acquired or formed three wholly owned subsidiaries of the Bank, Community First Mortgage Corporation (“Community First”) a full service mortgage banking company, Chippenham Insurance Agency, Inc. (“Chippenham Insurance”) a full service property and casualty insurance agency, and Southern Community Services, Inc. (“Southern Community Services”) a financial services company.

We offer a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans.  We are a community-oriented and locally managed financial institution focusing on providing a high level of responsive and personalized services to our customers, delivered in the context of a strong direct relationship with our customers.  We conduct our operations from our main office/corporate headquarters location and four branch offices.

The Company experienced record earnings of $862,000 in 2004 as compared to earnings of $69,000 in 2003 and a loss of $(330,000) in 2002.  This improvement in our earnings is a direct result of our growth.  Loans and deposits, the primary sources of income and expense for the Company, increased from $91,523,000 and $96,323,000 at December 31, 2003 to $134,162,000 and $140,027,000 at December 31, 2004.  These increases resulted in an increase in net interest income of $1,757,000, from $3,124,000 in 2003 to $4,881,000 in 2004.  The 2004 earnings were affected by two nonrecurring items.  First, the Company wrote-off approximately $118,000 related to goodwill associated with the purchase in 2003 of the insurance subsidiary of the Bank.  Second, the Company recorded an income tax benefit of approximately $339,000 related to the removal of the valuation allowance on its net deferred tax assets.  The net effect of these two items increased 2004 results by $221,000, or $0.11 per fully diluted share.

Total assets increased to $160,305,000 at December 31, 2004 from $115,060,000 at December 31, 2003.  The 39.3% increase in total assets during 2004 resulted from the growth of our business and customer base.  Because we believe that interest rates will not increase significantly in 2005 and the local economy will remain healthy, we expect such growth to continue in 2005.

The following presents management’s discussion and analysis of the financial condition of the Company at December 31, 2004 and 2003, and results of operations for the Company for the years ended December 31, 2004, 2003 and 2002.  This discussion should be read in conjunction with the Company’s audited Financial Statements and the notes thereto appearing elsewhere in this report.

Asset/Liability Management

Management strives to manage the maturity or repricing match between assets and liabilities.  The degree to which the Company is “mismatched” in its maturities is a primary measure of interest rate risk.  In periods of stable interest rates, net interest income can be increased by financing higher yielding long-term mortgage loan assets with lower cost short-term deposits and borrowings.  Although such a strategy may increase profits in the short run, it increases the risk of exposure to rising interest rates and can result in funding costs rising faster than asset yields.  We expect to limit our interest rate risk by selling a majority of the fixed rate mortgage loans that we originate and retaining for the most part loans with adjustable rate features.

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

Results of operations

We recorded net income of $862,000, or $0.45 per fully diluted share, in 2004 compared to net income of $69,000, or $0.04 per fully diluted share, in 2003 and a net loss of $(330,000), or $(0.32) per fully diluted share, in 2002.

The significant improvement in our results of operations over the last two years is primarily attributable to two factors.  First, net interest income increased significantly, from $1,888,000 in 2002 to $3,124,000 in 2003, a $1,236,000 increase or 65.4%, to $4,881,000 in 2004, a $1,757,000 increase or 56.2%.  These increases in net interest income are a result of significant increases in net loans, from $49,956,000 at December 31, 2002 to $91,523,000 at December 31, 2003, an increase of $41,567,000 or 83.2%, to $134,162,000 at December 31, 2004, an increase of $42,639,000 or 46.6%.  These increases in loans were funded by significant increases in deposits, from $64,588,000 at December 31, 2002 to $96,323,000 at December 31, 2003, an increase of $31,735,000 or 49.1%, to $140,027,000 at December 31, 2004, an increase of $43,704,000 or 45.4%.  The loan growth was also funded by a decrease in our investment securities available-for-sale from $22,570,000 at December 31, 2002 to $5,428,000 at December 31, 2004, a decrease of $17,142,000 or 76.0% over the last two years.  The interest rates on these securities were much lower than interest rates on the loans made also contributing to net interest income.

Second, the acquisition of Community First in 2003 resulted in a substantial increase in noninterest income from $291,000 in 2002 to $1,434,000 in 2003, an increase of $1,143,000 or 393.2%, to $1,759,000 in 2004, an increase of $325,000 or 22.7%.  These increases in net interest income and noninterest income were somewhat offset by increases in noninterest expense from $2,196,000 in 2002 to $4,090,000 in 2003, and to $5,585,000 in 2004.  These increases in noninterest expense resulted from the acquisition of two of the Bank’s subsidiaries,

Community First and Chippenham Insurance, the addition of the Chester branch in 2003, and the growth in the Company overall.

Also contributing to the increase in net income in 2004 was the recognition of net deferred tax assets of $377,000 due to the elimination of the valuation allowance.  Management believes that it is more likely than not that the net deferred tax assets will be realized through future taxable income.

Interest Rate Risk

Profitability may be directly affected by the levels of and fluctuations in interest rates, which affect our ability to earn a spread between interest received on loans and investments and the costs of deposits and borrowings.  Our profitability is likely to be adversely affected during any period of unexpected or rapid changes in interest rates.  For example, a substantial or sustained increase in interest rates could adversely affect our ability to originate loans and would reduce the value of loans held for sale.

The sale of fixed rate product is intended to protect the Company from precipitous changes in the general level of interest rates. The valuation of adjustable rate mortgage loans is not as directly dependent on the level of interest rates as is the value of fixed rate loans.  Decisions to hold or sell adjustable rate mortgage loans are based on the need for such loans in our portfolio, which is influenced by the level of market interest rates and our asset/liability management strategy.  As with our other investments, we regularly monitor the appropriateness of the level of adjustable rate mortgage loans in our portfolio and may decide from time to time to sell such loans and reinvest the proceeds in other adjustable rate investments.

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

Net interest income for 2004, 2003 and 2002 was $4,881,000, $3,124,000 and $1,888,000, respectively.  The increases in net interest income of $1,757,000, or 56.2%, in 2004 and $1,236,000, or 65.4%, in 2003 are a direct result of increases in loans, from $91,523,000 at December 31, 2003 to $134,162,000 at December 31, 2004, a $42,639,000, or 46.6%, increase, and from $49,956,000 at December 31, 2002 to $91,523,000 at December 31, 2003, a $41,567,000, or 83.2%, increase.  These increases in loans were funded primarily by increases in deposits.  Additionally, our net interest margin has steadily improved over the last three years from 3.13% in 2002 to 3.65% in 2003 to 3.88% in 2004.

Average interest-earning assets in 2004 increased by $40,294,000, or 47.1%, compared to 2003.  The increase in interest-earning assets from 2003 to 2004 was due primarily to the growth of our loan portfolio.  The average yield on interest-earning assets of 6.08% in 2004 was higher than the average yield of 5.99% in 2003.  Previous to 2003, we had experienced a decline in average yield on interest-earning assets due in large part to actions by the Federal Reserve to reduce short-term interest rates in an effort to stimulate the national economy.  During 2003, rates remained relatively flat.  Many of our loans are indexed to short-term rates affected by the Federal Reserve's decisions, and, accordingly, as the Federal Reserve increased interest rates in 2004 the average yield on interest-earning assets increased.

Our interest-bearing liabilities in 2004 increased by $37,836,000, or 50.2%, compared to 2003.  The growth in those liabilities was due primarily to strong growth in deposits from an average of $70,804,000 in 2003 to an average of $108,137,000 in 2004, a $37,333,000, or 52.7%, increase.  The average cost of interest-bearing liabilities declined to 2.45% in 2004 from 2.66% in 2003.  The principal reason for the decline in the liability costs was the reduction in the costs of certificates of deposit, which fell from an average of 3.10% in 2003 to 2.79% in 2004.  Higher-rate promotional certificates of deposit we put on the books primarily in 2000 have been maturing the last two years, and most of the matured deposits were retained at significantly lower rates.  We experienced a similar decline in the average cost of certificates of deposit in 2003 compared with 2002.

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

Average Balance Sheets
(In thousands)

	Year Ended December 31, 2004			Year Ended December 31, 2003
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$ 37,945	$ 2,214	5.83%	$ 30,596	$ 1,966	6.43%
Real estate - residential	14,674	926	6.31%	13,311	862	6.48%
Real estate - commercial	27,253	1,915	7.03%	9,999	741	7.41%
Real estate - construction	28,409	1,957	6.89%	14,566	972	6.67%
Consumer	3,548	252	7.10%	3,697	268	7.25%
Gross loans	111,829	7,264	6.50%	72,169	4,809	6.66%
Investment securities	5,474	213	3.89%	8,551	219	2.56%
Loans held for sale	1,536	84	5.47%	1,292	62	4.80%
Federal funds and other	7,048	89	1.26%	3,581	37	1.03%
Total interest earning assets	125,887	7,650	6.08%	85,593	5,127	5.99%
Allowance for loan losses	(1,290)			(958)
Cash and due from banks	4,594			3,654
Premises and equipment, net	6,108			4,815
Other assets	1,659			1,471
Total assets	$136,958			$ 94,575

Interest bearing deposits
Interest checking	$ 5,434	$ 51	0.94%	$ 3,823	$ 39	1.02%
Money market	20,721	302	1.46%	14,751	224	1.52%
Savings	3,930	44	1.12%	3,349	41	1.22%
Certificates	78,052	2,174	2.79%	48,881	1,513	3.10%
Total deposits	108,137	2,571	2.38%	70,804	1,817	2.57%
Borrowings	4,834	196	4.05%	4,381	184	4.20%
Federal funds purchased	172	2	1.16%	122	2	1.64%
Total interest bearing liabilities	113,143	2,769	2.45%	75,307	2,003	2.66%
Noninterest bearing deposits	9,401			5,431
Other liabilities	384			398
Total liabilities	122,928			81,136
Equity capital	14,030			13,439
Total liabilities and capital	$136,958			$ 94,575

Net interest income before
provision for loan losses		$ 4,881			$ 3,124
Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.63%			3.33%
Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.88%			3.65%

Interest income and interest expense are affected by changes in both average interest rates and average volumes of interest-earning assets and interest-bearing liabilities.  The following table analyzes changes in net interest income attributable to changes in the volume of interest-sensitive assets and liabilities compared to changes in interest rates.  Nonaccrual loans are included in average loans outstanding. The changes in interest due to both rate and volume have been allocated to changes due to volume and changes due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

Rate/Volume Analysis
(In thousands)

	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans	$2,661	$(183)	$2,478	$2,143	$(280)	$1,863
Investment securities	17	(24)	(7)	(173)	(148)	(321)
Fed funds sold and other	42	10	52	(25)	(23)	(48)
Total interest income	2,720	(197)	2,523	1,945	(451)	1,494

Interest expense
Deposits
Interest checking	15	(3)	12	19	(19)	-
Money market accounts	87	(9)	78	13	(8)	5
Savings accounts	6	(3)	3	17	(38)	(21)
Certificates of deposit	794	(133)	661	311	(162)	149
Total deposits	902	(148)	754	360	(227)	133
FHLB Advances	-	-	-	110	(4)	106
Federal funds purchased	-	-	-	1	-	1
Other borrowings	12	-	12	18	-	18
Total interest expense	914	(148)	766	489	(231)	258

Net interest income	$1,806	$ (49)	$1,757	$1,456	$(220)	$1,236

Provision for loan losses

The provision for loan losses for 2004, 2003 and 2002 was $533,000, $399,000, and $313,000, respectively.  The 33.6% increase in 2004 and the 27.5% increase in 2003 were due to stronger loan growth in both years.  Gross outstanding loans increased by $42,942,000 in 2004 and by $42,491,000 in 2003.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.

Noninterest income

Noninterest income has increased significantly over the last two years from $291,000 in 2002 to $1,434,000 in 2003 and to $1,759,000 in 2004, an increase of $1,468,000 over the two year period.  This increase is directly attributable to the acquisition of the Bank’s mortgage banking subsidiary, Community First.  As a result of this acquisition, our gains on loan sales increased from $96,000 in 2002 to $818,000 in 2003 and to $1,073,000 in 2004, a $977,000 increase over the two year period.

Noninterest expense

Noninterest expense for the year ended December 31, 2004 amounted to $5,585,000, an increase of $1,495,000, or 36.6%, from the $4,090,000 recorded in 2003.  Salaries and benefits represented the largest increase, increasing from $2,225,000 in 2003 to $3,108,000 in 2004, a $883,000, or 39.7%, increase.  This increase as well as other increases in noninterest expense were primarily attributable to the growth of the Bank, a full year of operating expense related to Community First, and the opening of two branches in 2004.

Noninterest expense for the year ended December 31, 2003 totaled $4,090,000, an increase of $1,894,000, or 86.2%, from the $2,196,000 recorded in 2002.  Again, salaries and benefits represented the largest increase, increasing by 119.6% in 2003 to $2,225,000, compared to $1,013,000 in 2002.  This increase as well as other increases in noninterest expense were primarily attributable to the acquisition of Community First and the opening of the Chester branch in 2003.

Income taxes

We recorded an income tax benefit of $339,000 in 2004 as a result of removing the valuation allowance against net deferred tax assets.  This valuation allowance had been established in prior years due to the Company’s operating losses.  We did not record any income tax expense in 2003 or 2002.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Bank recorded a franchise tax expense of $116,000, $82,000 and $84,000 for 2004, 2003 and 2002, respectively.

Loans

The following table presents the composition of our loan portfolio at the dates indicated.

Loan Portfolio, Net
(in thousands)

	December 31, 2004		December 31, 2003
	Amount	%	Amount	%

Commercial	$40,491	29.8%	$32,822	35.4%
Real estate – residential	15,395	11.3%	14,279	15.3%
Real estate – commercial	45,121	33.2%	16,500	17.7%
Real estate – construction	30,870	22.7%	25,627	27.5%
Consumer	4,130	3.0%	3,836	4.1%

Total loans	136,007	100.0%	93,064	100.0%
Less: unearned income, net	(331)		(404)
Less: allowance for loan losses	(1,514)		(1,138)

Total loans, net	$134,162		$91,522

Maturities of Selected Loans
December 31, 2004
(In thousands)

		Fixed Rate			Variable Rate
	Within	1 to 5	After		1 to 5	After		Total
	1 Year	Years	5Years	Total	Years	5Years	Total	Maturities

Commercial	$25,435	$4,782	$4,447	$9,229	$5,827	$ -	$5,827	$40,491
R/E Construction	21,350	270	7,415	7,685	1,835	-	1,835	30,870

Allowance for loan losses

The allowance for loan losses at December 31, 2004 was $1,514,000, compared to $1,138,000 at December 31, 2003 and $755,000 at December 31, 2002.  The ratio of the allowance for loan losses to gross loans was 1.12% at December 31, 2004, 1.23% at December 31, 2003, and 1.50% at December 31, 2002.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.  We believe the amount of the allowance for loan losses at December 31, 2004 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Year Ended December 31,
	2004	2003

Beginning balance	$ 1,138	$ 755
Provision for loan losses	533	399
Charge-offs
Commercial	(89)	(55)
Consumer	(48)	-
Mortgage	(21)	-
	(158)	(55)
Recoveries	1	-
Acquisition of Community First	-	39

Ending balance	$ 1,514	$ 1,138

Loans outstanding at end of year (1)	$ 135,676	$ 92,660
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of year	1.12%	1.23%

Average loans outstanding for the year (1)	$ 111,829	$ 72,169
Ratio of net charge-offs to average loans
outstanding for the year	0.14%	0.08%

(1) Loans are net of unearned income.

We have allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within each of the categories of loans.  The allocation of the allowance as shown in the table below should not be interpreted as an indication that losses in future years will occur in the same proportions or that the allocation indicates future loss trends.  Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

Allocation of the Allowance for Loan Losses
(In thousands)

	December 31, 2004		December 31, 2003
	Total	%	Total	%

Commercial	$ 653	43.2%	$ 571	50.2%
Real estate - residential	97	6.4%	71	6.2%
Real estate - commercial	474	31.3%	225	19.8%
Real estate - construction	205	13.5%	172	15.1%
Consumer	85	5.6%	99	8.7%

Total	$ 1,514	100.0%	$ 1,138	100.0%

Asset quality

The following table summarizes asset quality information at the dates indicated:

Asset Quality
(In thousands)

	At December 30,
	2004	2003

Nonaccrual loans	$ 473	$ 336
Restructured loans	-	-
Foreclosed properties	-	-

Total nonperforming assets	$ 473	$ 336
Loans past due 90 days and still accruing
(not included in nonaccrual loans above)	$ 1,134	$ 654

Nonperforming assets to loans at end of year (1)	0.35%	0.36%

Allowance for loan losses to nonaccrual loans	320.1%	338.7%

(1) Loans are net of unearned income.

Interest is accrued on outstanding loan principal balances, unless the Company considers collection to be doubtful.  Commercial and unsecured consumer loans are designated as non-accrual when payment is delinquent 90 days or at the point which the Company considers collection doubtful, if earlier.  Mortgage loans and most other types of consumer loans past due 90 days or more may remain on accrual status if management determines that concern over our ability to collect principal and interest is not significant.  When loans are placed in non-accrual status, previously accrued and unpaid interest is reversed against interest income in the current period and interest is subsequently recognized only to the extent cash is received.  Interest accruals are resumed on such loans only when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

At December 31, 2004, the Company had seven loans totaling $473,000 for which interest was no longer being accrued.  These loans are considered impaired and have specific allowances for loan losses totaling $108,000 at December 31, 2004.  The gross interest income that would have been earned in 2004 if the loans classified as nonaccrual had been current in accordance with the original terms was $60,000.  Ten loans totaling $1,134,000 at December 31, 2004 were past due 90 days or more and interest was still being accrued as such amounts were considered collectible.

Investment portfolio

At December 31, 2004 and 2003, all of our securities were classified as available-for-sale.  The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(Dollars in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
December 31, 2004
US Government Agencies
Within one year	$ 1,820	$ 1,814	$ (1)	$ 1,813	2.13%
One to five years	500	513	(8)	505	2.97%
More than five years	2,500	2,500	(49)	2,451	2.82%
Total	4,820	4,827	(58)	4,769	2.57%

Mortgage-backed securities
More than five years	450	453	10	463	3.62%
Total	450	453	10	463	3.62%

Other investments
Within one year	146	146	-	146	5.50%
More than five years	50	50		50	3.92%
	196	196	-	196	5.10%

Total investment securities	$ 5,466	$ 5,476	$ (48)	$ 5,428	2.75%

December 31, 2003
US Government Agencies
Within one year	$ 3,400	$ 3,398	$ (1)	$ 3,397	1.93%
One to five years	1,100	1,138	(9)	1,129	3.85%
More than five years	2,750	2,756	(55)	2,701	5.24%
Total	7,250	7,292	(65)	7,227	3.48%

Mortgage-backed securities
More than five years	1,316	1,333	14	1,347	4.06%
Total	1,316	1,333	14	1,347	4.06%

Other investments
More than five years	50	50	-	50	3.92%

Total investment securities	$ 8,616	$ 8,675	$ (51)	$ 8,624	3.57%

Deposits

The following table gives the composition of our deposits at the dates indicated.

Deposits
(In thousands)

	December 31, 2004		December 31, 2003
	Amount	%	Amount	%

Demand accounts	$ 10,031	7.2%	$ 7,522	7.8%
Interest checking accounts	6,453	4.6%	4,686	4.9%
Money market accounts	24,000	17.1%	20,570	21.4%
Savings accounts	4,438	3.2%	3,280	3.4%
Time deposits of $100,000 and over	31,974	22.8%	19,276	20.0%
Other time deposits	63,131	45.1%	40,989	42.5%

Total	$ 140,027	100.0%	$ 96,323	100.0%

Total deposits increased by 45.4% in 2004 and by 49.1% in 2003.

The variety of deposit accounts offered by the Company has allowed us to be competitive in obtaining funds and has allowed us to respond with flexibility to, although not to eliminate, the threat of disintermediation (the flow of funds away from depository institutions such as banking institutions into direct investment vehicles such as government and corporate securities).  Our ability to attract and retain deposits, and our cost of funds, has been, and will continue to be, significantly affected by money market conditions.

The following table is a schedule of average balances and average rates paid for each deposit category for the periods presented:

Average Deposits and Rates Paid
(In thousands)

	Year Ended December 31,
	2004		2003
Account Type	Amount	Rate	Amount	Rate

Noninterest-bearing demand accounts	$ 9,401	-	$ 5,425	-
Interest-bearing deposits
Interest checking accounts	5,434	0.94%	3,829	1.02%
Money market accounts	20,721	1.46%	14,751	1.52%
Savings accounts	3,930	1.12%	3,349	1.22%
Time deposits of $100,000 and over	25,857	2.63%	15,846	2.83%
Other time deposits	52,195	2.86%	33,035	3.22%
Total interest-bearing deposits	108,137	2.38%	70,810	2.57%

Total average deposits	$117,538		$ 76,235

The following table is a schedule of maturities for time deposits of $100,000 or more at the dates indicated.

Maturities of Time Deposits of $100,000 or More
(In thousands)

	As of December 31,
	2004	2003

Due within three months	$ 5,685	$ 3,628
Due after three months through six months	6,649	4,623
Due after six months through twelve months	6,966	3,034
Over twelve months	12,674	7,991

	$ 31,974	$ 19,276

Borrowings

We utilize borrowings to supplement deposits when they are available at a lower overall cost to us or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $4,000,000 at December 31, 2004 and 2003.  The FHLB advances are secured by the pledge of residential mortgage loans, U.S. Government agency securities and our FHLB stock.

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.  We did not have any purchased federal funds at December 31, 2004 or 2003.

Contractual obligations and other commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  The contractual amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table summarizes our contractual cash obligations and commitments, including maturing certificates of deposit, as of December 31, 2004 and the effect such obligations may have on liquidity and cash flows in future periods.

Contractual Obligations
(Dollars in thousands)

	Less Than	1-3	3-5	Over 5
	One Year	Years	Years	Years	Total

Leased property	$ 54	$ 85	$ 10	$ -	$ 149
Time deposits (1)	51,973	26,830	16,302	-	95,105
FHLB advances	-	2,000	2,000	-	4,000
Other borrowings	835	-	-	-	835
Undisbursed credit lines	29,355	-	-	-	29,355
Commitments to extend credit	3,151	-	-	-	3,151
Standby letters of credit	3,527	-	-	-	3,527

	$ 88,895	$28,915	$ 18,312	$ -	$136,122

(1) We expect to retain maturing deposits or replace maturing amounts with comparable time deposits based on current market rates.

Capital resources

Stockholders’ equity at December 31, 2004 was $14,985,000, compared to $13,590,000 at December 31, 2003 and $13,469,000 at December 31, 2002.  The $1,395,000 increase in equity during 2004 was due primarily to the net income for the year of $862,000 and proceeds from the issuance of common stock of $515,000.  The $121,000 increase in equity during 2003 was due to the net income for the year of $69,000, the proceeds from the issuance of common stock of $112,000, reduced by the $(61,000) decrease in the net unrealized value of securities available-for-sale.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands)

	As of December 31,
	2004	2003

Tier 1 capital
Common stock	$ 7,047	$ 6,844
Additional paid-in capital	8,616	8,304
Accumulated deficit	(646)	(1,507)
Total equity	15,017	13,641
Less: goodwill	(689)	(934)
Total Tier 1 capital	14,328	12,707

Tier 2 capital
Allowance for loan losses	1,514	1,138
Total Tier 2 capital	1,514	1,138

Total risk-based capital	15,842	13,845

Risk-weighted assets	$ 153,020	$ 99,643

Capital ratios
Tier 1 capital to risk-weighted assets	9.4%	12.8%
Total capital to risk-weighted assets	10.4%	13.9%
Leverage ratio (Tier 1 capital to
average assets)	9.4%	11.4%
Equity to total assets	9.3%	11.8%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  The Bank meets the criteria to be categorized as a “well capitalized” institution as of December 31, 2004.  The “well capitalized” classification permits financial institutions to minimize the cost of FDIC insurance assessments by being charged a lesser rate than those that do not meet this definition.

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At December 31, 2004, cash, cash equivalents and investment securities available-for-sale totaled $14,027,000, or 8.8% of total assets.

At December 31, 2004, we had commitments to originate $36,033,000 of loans.  Fixed commitments to incur capital expenditures were less than $25,000 at December 31, 2004.  Certificates of deposit scheduled to mature in the 12-month period ending December 31, 2004 total $51,804,000.  We believe that a significant portion of such deposits will remain with us.  We further believe that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at December 31, 2004.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Interest Rate Sensitivity GAP Analysis
December 31, 2004
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 1,510	$ 801	$ 1,700	$ 1,971	$ 3,642	$ 9,624
Variable rate	87,617	2,208	4,625	15,483	16,450	126,383
Investment securities	1,814	-	-	506	3,108	5,428
Loans held for sale	2,867	-	-	-	-	2,867
Federal funds sold	4,958	-	-	-	-	4,958

Total rate sensitive assets	98,766	3,009	6,325	17,960	23,200	149,260
Cumulative rate sensitive assets	98,766	101,775	108,100	126,060	149,260

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	6,453	-	6,453
Money market accounts	24,001	-	-	-	-	24,001
Savings (2)	-	-	-	4,438	-	4,438
Certificates of deposit	16,074	15,830	20,069	26,830	16,302	95,105
FHLB advances	-	-	-	-	4,000	4,000
Other borrowings	835	-	-	-	-	835

Total rate sensitive liabilities	40,910	15,830	20,069	37,721	20,302	134,832
Cumulative rate sensitive liabilities	40,910	56,740	76,809	114,530	134,832

Rate sensitivity gap for period	$ 57,856	$(12,821)	$(13,744)	$(19,761)	$ 2,898	$ 14,428
Cumulative rate sensitivity gap	$ 57,856	$ 45,035	$ 31,291	$ 11,530	$ 14,428

Ratio of cumulative gap to total assets	35.9%	27.9%	19.4%	7.2%	8.9%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	241.4%	179.4%	140.7%	110.1%	110.7%
Ratio of cumulative gap to
cumulative rate sensitive assets	58.6%	44.2%	28.9%	9.1%	9.7%

(1) Includes nonaccrual loans of approximately $472,700, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At December 31, 2004, our assets that reprice within one year exceeded liabilities that reprice within one year by $31,291,000 and therefore we were in an asset-sensitive position.  A positive gap can adversely affect earnings in periods of falling interest rates.  This positive position is due primarily to our adjustable rate loan portfolio.

Critical accounting policies

The financial condition and results of operations presented in the financial statements, accompanying notes to the financial statements and management's discussion and analysis are, to a large degree, dependent upon the Company's accounting policies.  The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

Presented below is discussion of those accounting policies that management believes are the most important accounting policies to the portrayal and understanding of our financial condition and results of operations.  These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.  See also Note 1 of the Notes to Consolidated Financial Statements.

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

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loans and lease losses.  This estimate of losses is compared to our allowance for loan and lease losses as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made.  If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates.  If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high.  If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Financial Statements.

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

•

problems with our technology; and

•

changing trends in customer profiles and behavior.

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

New accounting standards

In December 2003, the FASB issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.  This SOP, among other things, no longer allows financial institutions to record an allowance for loan losses, related to credit quality, when they purchase loans, including through a purchase business acquisition.  The SOP is effective, on a prospective basis, for loans acquired in fiscal years beginning after December 31, 2004.  We do not expect the adoption of SOP 03-3 to have an effect on our financial statements.

In January 2003, the FASB’s emerging issues task force issued statement 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.  The statement provides guidance in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.

The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The adoption of EITF 03-1 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In April 2003, the FASB issued Statement No. 149, “FAS 149” Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  The adoption of FAS 149 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2003, the FASB issued FIN No. 46R, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  FIN 46R also requires disclosure about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest.  The consolidation requirements must be adopted no later than the beginning of the first fiscal year or interim period beginning after March 15, 2004.  The adoption of FIN No. 46R is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

SFAS No. 123 (Revised 2004), “Share-Based Payment,” issued in December 2004, is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  This statement is effective as of the beginning of the annual reporting period that begins after December 15, 2005.  Although the Company has not completed its assessment, it does not believe the impact on the consolidated financial position or results of operations will be material.

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

ITEM 7 – FINANCIAL STATEMENTS

Audited Financial Statements

The following 2004 Financial Statements of Southern Community Financial Corp. are included after the signature pages:

Page

- Report of Independent Registered Public Accounting Firm

42

- Consolidated Statements of Financial Condition

43

- Consolidated Statements of Operations

44

- Consolidated Statements of Stockholders’ Equity

45

- Consolidated Statements of Cash Flows

46

- Notes to Consolidated Financial Statements

47

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A – CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting.  There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 9 is contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10 – EXECUTIVE COMPENSATION

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 10 is contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 11 is contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 12 is contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13 – EXHIBITS

Exhibit

Number

Description

3.1

Articles of Incorporation of Southern Community Financial Corp., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K dated April 30, 2004.

3.2

Bylaws of Southern Community Financial Corp., incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated April 30, 2004.

10.1

Incentive Plan.

10.2

Organizational Investors Warrant Plan.

10.3

Shareholder Loan Referral Warrant Plan.

10.4

Executive Employment Agreement, effective as of April 1, 2001, between Thomas W. Winfree and Southern Community Bank & Trust.

10.5

Form of Incentive Stock Option Agreement.

10.6

Form of Non-Employee Director Non-Qualified Stock Option Agreement.

21

Subsidiaries of Southern Community Financial Corp.

31.1

Section 302 Certification by Chief Executive Officer.

31.2

Section 302 Certification by Chief Financial Officer.

32

Section 906 Certification.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 14 is contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY FINANCIAL CORP.

Date:  March 21, 2005

By:/s/ Thomas W. Winfree

Thomas W. Winfree

President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas W. Winfree Thomas W. Winfree	President and Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2005
/s/ C. Harril Whitehurst, Jr. C. Harril Whitehurst, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2005
/s/ R. T. Avery, III R.T. Avery, III	Director	March 21, 2005
/s/ Donald J. Balzer, Jr. Donald J. Balzer, Jr.	Director	March 21, 2005
/s/ Craig D. Bell Craig D. Bell	Director	March 21, 2005
/s/ William B. Chandler William B. Chandler	Director	March 21, 2005
/s/ Kent E. Engelke Kent E. Engelke	Director	March 21, 2005

Signature	Title	Date
/s/ R. Calvert Esleeck, Jr. R. Calvert Esleeck, Jr.	Director	March 21, 2005
/s/ Dean Patrick Dean Patrick	Director	March 21, 2005
/s/ George R. Whittemore George R. Whittemore	Director	March 21, 2005
/s/ Michael L. Toalson Michael L. Toalson	Director	March 21, 2005

Report of Registered Public Accounting Firm

Board of Directors

Southern Community Financial Corp.

Midlothian, Virginia

We have audited the accompanying consolidated statements of financial condition of Southern Community Financial Corp. and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Bank’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Community Financial Corp. and Subsidiary as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Richmond, Virginia

February 7, 2005

Southern Community Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition
December 31, 2004 and 2003

	2004	2003
Assets
Cash and due from banks	$ 3,641,535	$ 3,547,608
Federal funds sold	4,957,872	2,016,833
Investment securities available for sale	5,427,604	8,623,803
Loans held for sale	2,867,084	1,502,997
Loans
Outstandings	136,006,900	93,064,168
Allowance for loan losses	(1,514,029)	(1,137,794)
Unearned income	(330,578)	(403,867)
Loans, net	134,162,293	91,522,507
Premises and equipment, net	6,214,573	6,075,786
Accrued interest receivable	610,866	391,658
Goodwill	689,108	934,354
Other assets	1,733,939	443,957

	$160,304,874	$115,059,503

Liabilities and Stockholders' Equity
Liabilities
Deposits	$140,027,386	$ 96,322,607
Federal Home Loan Bank advances	4,000,000	4,000,000
Other borrowings	835,079	804,197
Accrued interest payable	175,154	114,177
Other liabilities	282,096	228,832
Commitments and contingencies	-	-
Total liabilities	145,319,715	101,469,813

Stockholders' Equity
Preferred stock, $1 par value - 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $4 par value - 3,000,000 shares authorized;	7,046,976	6,843,976
1,761,744 shares issued and outstanding at December 31, 2004,
1,710,994 shares issued and outstanding at December 31, 2003,
Additional paid-in capital	8,615,748	8,303,810
Accumulated other comprehensive income (loss)	(31,798)	(50,786)
Accumulated deficit	(645,767)	(1,507,310)
Total stockholders' equity	14,985,159	13,589,690

	$160,304,874	$115,059,503

See accompanying notes to consolidated financial statements.

Southern Community Financial Corp. and Subsidiary
Consolidated Statements of Operations
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest income
Loans	$ 7,348,033	$ 4,870,572	$ 3,008,117
Investment securities	213,027	219,561	539,677
Federal funds sold and other	88,507	36,992	85,510
Total interest income	7,649,567	5,127,125	3,633,304

Interest expense
Deposits	2,571,166	1,817,087	1,684,372
Borrowed funds	197,675	186,110	60,510
Total interest expense	2,768,841	2,003,197	1,744,882

Net interest income	4,880,726	3,123,928	1,888,422
Provision for loan losses	532,630	399,000	313,000
Net interest income after provision
for loan losses	4,348,096	2,724,928	1,575,422

Noninterest income
Service charges and fees	525,140	601,502	157,045
Gain (loss) on securities, net	(26,370)	(69,555)	(20,930)
Gain on sale of loans	1,072,708	818,390	96,353
Other operating income	187,930	83,736	58,283
Total noninterest income	1,759,408	1,434,073	290,751

Noninterest expense
Salaries and benefits	3,108,032	2,225,006	1,013,441
Occupancy	302,339	251,509	225,509
Equipment	449,519	345,587	235,237
Supplies	188,737	207,106	123,441
Professional and outside services	664,487	524,446	277,704
Advertising and marketing	145,615	128,216	105,054
Other operating expense	726,541	408,306	216,113
Total noninterest expense	5,585,270	4,090,176	2,196,499

Net income (loss) before income taxes	522,234	68,825	(330,326)
Income tax (expense) benefit	339,309	-	-

Net income (loss)	$ 861,543	$ 68,825	$ (330,326)

Earnings (loss) per share, basic	$ 0.50	$ 0.04	$ (0.32)
Earnings (loss) per share, diluted	$ 0.45	$ 0.04	$ (0.32)

See accompanying notes to consolidated financial statements.

Southern Community Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2004, 2003, and 2002

					Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2001	880,094	$3,520,376	$5,190,854	$(1,245,809)	$ (315,622)	$ 7,149,799
Issuance of common stock	817,200	3,268,800	3,055,471	-	-	6,324,271
Net loss	-	-	-	(330,326)	-	(330,326)
Change in unrealized gain
(loss) on securities
available for sale	-	-	-	-	325,711	325,711
Total comprehensive
income (loss)	-	-	-	(330,326)	325,711	(4,615)

Balance, December 31, 2002	1,697,294	6,789,176	8,246,325	(1,576,135)	10,089	13,469,455
Issuance of common stock	13,700	54,800	57,485	-	-	112,285
Net income	-	-	-	68,825	-	68,825
Change in unrealized gain
(loss) on securities
available for sale	-	-	-	-	(60,875)	(60,875)
Total comprehensive
income	-	-	-	68,825	(60,875)	7,950

Balance, December 31, 2003	1,710,994	6,843,976	8,303,810	(1,507,310)	(50,786)	13,589,690
Issuance of common stock	50,750	203,000	311,938			514,938
Net income				861,543		861,543
Change in unrealized gain
(loss) on securities
available for sale					18,988	18,988
Total comprehensive
income	-	-	-	861,543	18,988	880,531

Balance, December 31, 2004	1,761,744	$7,046,976	$8,615,748	$ (645,767)	$ (31,798)	$ 14,985,159

See accompanying notes to consolidated financial statements.

Southern Community Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash Flows from Operating Activities
Net income (loss)	$ 861,543	$ 68,825	$ (330,326)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	336,184	264,168	182,496
Provision for loan losses	532,630	399,000	313,000
Gain on sale of loans	(1,072,708)	(818,390)	(96,353)
Loss on securities	26,370	69,555	20,930
Proceeds from sale of mortgage loans	45,447,941	37,653,942	-
Origination of mortgage loans for sale	(45,739,320)	(32,714,461)	-
Mortgage loans purchased	-	(5,740,531)	-
Amortization of premiums and accretion of
discounts on securities, net	12,629	231,652	(2,317)
Proceeds from sale of insurance business	127,140	-	-
Write-off of goodwill	118,106	-	-
(Increase) decrease in interest receivable	(219,208)	(63,084)	29,418
Increase in other assets	(1,273,746)	(68,517)	(136,035)
Increase in interest payable	60,977	26,795	11,360
Increase in other liabilities	53,264	78,952	57,950
Net cash provided by (used in)
operating activities	(728,198)	(612,094)	50,123

Cash Flows from Investing Activities
Purchases of available for sale securities	(5,956,329)	(20,638,053)	(84,144,501)
Maturities of available for sale securities	9,116,281	34,222,208	65,755,317
Sales of available for sale securities	-	-	13,980,886
Loans originated	(43,172,416)	(42,209,223)	19,734,588)
Purchase of business	-	(934,354)	-
Purchases of premises and equipment	(474,971)	(2,453,048)	(3,281,941)
Net cash used in
investing activities	(40,487,435)	(32,012,470)	(27,424,827)

Cash Flows from Financing Activities
Issuance of common stock	514,938	112,285	6,324,271
Net increase in deposits	43,704,779	31,735,094	22,958,140
Federal Home Loan Bank borrowings	-	2,000,000	2,000,000
Net decrease in federal funds purchased	-	-	(1,710,000)
Net increase in other borrowings	30,882	804,197	-
Net cash provided by
financing activities	44,250,599	34,651,576	29,572,411
Net increase (decrease) in cash and cash equivalents	3,034,966	2,027,012	2,197,707
Cash and cash equivalents, beginning of year	5,564,441	3,537,429	1,339,722

Cash and cash equivalents, end of year	$ 8,599,407	$ 5,564,441	$ 3,537,429

See accompanying notes to consolidated financial statements.

Southern Community Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

Note 1.

Summary of Significant Accounting Policies

The accounting and reporting policies of Southern Community Financial Corp. and subsidiary (the “Company”) conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry.  The following is a description of the more significant of those policies:

Business

The Company is the holding company of and successor to Southern Community Bank & Trust (the “Bank”).  Effective April 30, 2004, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction (the “Share Exchange”) pursuant to an Agreement and Plan of Reorganization, dated January 28, 2003, between the Company and the Bank (the “Agreement”).  The Agreement was approved by the shareholders of the Bank at the annual meeting of shareholders held on April 22, 2003.  Under the terms of the Agreement, the shares of the Bank’s common stock were exchanged for shares of the Company’s common stock, par value $4.00 per share (“Common Stock”), on a one-for-one basis.  As a result, the Bank became a wholly owned subsidiary of the Company, the Company became the holding company for the Bank and the shareholders of the Bank became shareholders of the Company.  All references to the Company in this annual report for dates or periods prior to April 30, 2004 are references to the Bank.

The Bank opened to the public on December 13, 1999 as a traditional community bank offering deposit and loan services to individuals and businesses in the Richmond, Virginia metropolitan area.  During 2003, the Bank acquired or formed three wholly owned subsidiaries, Community First Mortgage Corporation (“Community First”) a full service mortgage banking company, Chippenham Insurance Agency, Inc. (“Chippenham Insurance”) a full service property and casualty insurance agency, and Southern Community Services, Inc. (“Southern Community Services”) a financial services company.  Through these subsidiaries, the Bank provides a broad array of financial services to its customers.

The Company is subject to intense competition from existing bank holding companies, commercial banks and savings banks which have been in business for many years and have established customer bases.  Competition also comes from a variety of other non-bank businesses that offer financial services.  Many of these competitors operate in the same geographic market where the Company operates, are well-known with long-standing relationships with businesses and individuals in the communities, and are substantially larger with greater resources than the Company.

The Bank is also subject to regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.  As a consequence of the extensive regulation of commercial banking activities, the Bank’s business is susceptible to being affected by state and federal legislation and regulations.

The majority of the Company’s real estate loans are collateralized by properties in markets in the Richmond, Virginia metropolitan area.  Accordingly, the ultimate collectibility of those loans collateralized by real estate is particularly susceptible to changes in market conditions in the Richmond area.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.  A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

Investment securities

At the time of purchase, debt securities are classified into the following categories: held-to-maturity, available-for-sale or trading.  Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity.  Held-to-maturity securities are stated at amortized cost adjusted for amortization of premiums and accretion of discounts on purchase using a method that approximates the effective interest method.  Investments classified as trading or available-for-sale are stated at fair market value.  Changes in fair value of trading investments are included in current earnings while changes in fair value of available-for-sale investments are excluded from current earnings and reported, net of taxes, as a separate component of stockholders’ equity.  Presently, the Company does not maintain a portfolio of trading securities.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security.  No such declines have occurred.

Interest income is recognized when earned.  Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Loans held for sale

The Company, through the Bank’s mortgage banking subsidiary Community First, originates residential mortgage loans for sale in the secondary market.  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on an individual loan basis as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Loans held for sale at December 31, 2004 amounted to $2,867,084, the book value of which approximates their market values.

Rate lock commitments

The Company, through the Bank’s mortgage banking subsidiary Community First, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed rate lock commitments.  Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives and must be accounted for as such.  The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 120 days.  The Company protects itself from changes in interest rates during this period by requiring a firm purchase agreement from a permanent investor before a loan can be closed.  As a result, the Company is not exposed to losses nor will it realize gains or losses related to its rate lock commitments due to changes in interest rates.

Loans

Loans are stated at the principal amount outstanding, net of unearned income.  Loan origination fees and certain direct loan origination costs are deferred and amortized to interest income over the life of the loan as an adjustment to the loan’s yield over the term of the loan.

Interest is accrued on outstanding principal balances, unless the Company considers collection to be doubtful.  Commercial and unsecured consumer loans are designated as non-accrual when payment is delinquent 90 days or at the point which the Company considers collection doubtful, if earlier.  Mortgage loans and most other types of consumer loans past due 90 days or more may remain on accrual status if management determines that concern over our ability to collect principal and interest is not significant.  When loans are placed in non-accrual status, previously accrued and unpaid interest is reversed against interest income in the current period and interest is subsequently recognized only to the extent cash is received.  Interest accruals are resumed on such loans only when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

Allowance for loan losses

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can reasonably be anticipated.  The allowance is increased by provisions charged to operations and reduced by net charge-offs.  Loan performance is reviewed regularly by loan officers and senior management.  Management believes the allowance for loan losses is adequate to absorb losses in the loan portfolio.

The allowance for loan losses is established by charges to operations based on management’s evaluation of loans, economic conditions and other factors considered necessary to maintain the allowance at a level adequate to absorb possible losses.  When collateral is considered in determining potential losses, fair value is based upon recent appraisals and evaluations of other factors.  The allowance for loan losses is based on estimates and ultimate losses may vary from the current estimates.  These estimates are reviewed periodically and adjusted as necessary.  In addition, the Bank’s regulatory agencies, as an integral part of their examination process, periodically review the allowance for possible loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

In addition, the Company evaluates its loans for impairment.  A loan is considered to be impaired when it is probable that the Company will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement.  The entire loan portfolio is regularly reviewed by management to identify impaired loans.  Such review includes the maintenance of a current classified and criticized loan list and the regular reporting of delinquent loans to management.

The allowance for loan losses related to loans identified as impaired is primarily based on the excess of the loan’s current outstanding principal balance over the estimated fair market value of the related collateral.  For impaired loans that are not collateral dependent, the allowance for loan losses is recorded at the amount by which the outstanding recorded principal balance exceeds the current best estimate of the future cash flows on the loan, discounted at the loan’s effective interest rate.

Premises and equipment

Land is carried at cost.  Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation of buildings and improvements is computed using the straight-line method over the estimated useful lives of the assets of 39 years.  Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years.  Amortization of premises (leasehold improvements) is computed using the straight-line method over the term of the lease or estimated lives of the improvements, whichever is shorter.

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is evaluated at least annually for impairment by comparing its fair value with its recorded amount and is written down when appropriate.  Projected net operating cash flows are compared to the carrying amount of the goodwill recorded and if the estimated net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value.

Subsequent to December 31, 2004, the Company entered into an agreement to sell the insurance business of Chippenham Insurance.  When the Company acquired Chippenham Insurance in 2003, it recorded goodwill of $245,246.  As a result of the sale, the Company recognized a loss of $118,106 representing the difference between the expected proceeds from the sale and the carrying value of the goodwill.  The expected proceeds from the sale of $127,140 are included in other assets.

Income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  The effect on recorded deferred income taxes of a change in tax laws or rates is recognized in income in the period that includes the enactment date.  To the extent that available evidence about the future raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.  The primary temporary differences are the allowance for loan losses and depreciation and amortization.

Consolidated statements of cash flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks (including cash items in process of collection), interest-bearing deposits with banks and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.  Cash flows from loans originated by the Bank and deposits are reported net.  The Bank paid interest of $2,708,000, $1,976,000, and $1,734,000 in 2004, 2003, and 2002, respectively.  No income taxes were paid in 2003, 2002 and 2001.

Comprehensive income

SFAS 130, Reporting Comprehensive Income, established standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Earnings (loss) per common share

Basic earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted-average number of common shares outstanding during the period, which totaled 1,724,832, 1,698,064 and 1,088,186 during 2004, 2003 and 2002, respectively.  Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the net earnings (loss) of the Company.  Outstanding options and warrants to purchase Common Stock (see Note 12) were considered in the computation of diluted earnings (loss) per share for the years presented.  For the year ended December 31, 2004, the weighted average number of common shares on a fully diluted basis totaled 1,927,004.  Outstanding options and warrants to purchase Common Stock were not included in the computation of diluted earnings (loss) per share for the years ended December 31, 2003 and 2002, as their effect would be anti-dilutive.

Stock incentive plan

The Bank has a stock incentive plan which is more fully described in Note 12.  The Bank applies Accounting Principles Board Opinion 25 in accounting for stock options granted to employees and directors pursuant to the plan.  Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under SFAS 123, the Bank’s net income (loss) and net income (loss) per share for the years indicated would have been the pro forma amounts indicated in the following table:

Year Ended December 31,
	2004	2003	2002

Net income (loss) as reported	$ 861,543	$ 68,825	$ (330,326)
Options expense	(88,000)	(133,000)	(119,000)

Pro forma net income (loss)	$ 773,543	$ (64,175)	$ (449,326)

Net (income) loss per share
Basic - as reported	$ 0.50	$ 0.04	$ (0.32)
Basic - pro forma	$ 0.45	$ (0.04)	$ (0.41)

Diluted - as reported	$ 0.45	$ 0.04	$ (0.32)
Diluted - pro forma	$ 0.40	$ (0.04)	$ (0.41)

The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the years indicated:

	Year Ended December 31,
	2004	2003	2002

Risk-free interest rate	4%	5%	5%
Dividend yield	0%	0%	0%
Expected weighted average term	7years	7years	7 years
Volatility	25%	35%	50%

Fair values of financial instruments

The Bank uses the following methods and assumptions in estimating fair values of financial instruments (see Note 13):

Cash and cash equivalents – The carrying amount of cash and cash equivalents approximates fair value.

Investment securities – The fair value of investment securities held-to-maturity and available-for-sale is estimated based on bid quotations received from independent pricing services.  The carrying amount of other investments approximates fair value.

Loans – For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.  For all other loans, fair values are calculated by discounting the contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loans, or by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits – The fair value of deposits with no stated maturity, such as demand, interest checking and money market, and savings accounts, is equal to the amount payable on demand at year-end.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Borrowings – The fair value of FHLB borrowings is based on the discounted value of contractual cash flows using the rates currently offered for borrowings of similar remaining maturities.  The carrying amounts of federal funds purchased approximate their fair values.  Other borrowings are short-term in nature and the carrying amounts approximate fair value.

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

Off-balance-sheet instruments – The fair value of off-balance-sheet lending commitments is equal to the amount of commitments outstanding at December 31, 2004.  This is based on the fact that the Bank generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

New accounting pronouncements

In December 2003, the FASB issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.  This SOP, among other things, no longer allows financial institutions to record an allowance for loan losses, related to credit quality, when they purchase loans, including through a purchase business acquisition.  The SOP is effective, on a prospective basis, for loans acquired in fiscal years beginning after December 31, 2004.  We do not expect the adoption of SOP 03-3 to have an effect on our financial statements.

In January 2003, the FASB’s emerging issues task force issued statement 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.  The statement provides guidance in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The adoption of EITF 03-1 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In April 2003, the FASB issued Statement No. 149, “FAS 149” Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  The adoption of FAS 149 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2003, the FASB issued FIN No. 46R, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51.  FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  FIN 46R also requires disclosure about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest.  The consolidation requirements must be adopted no later than the beginning of the first fiscal year or interim period beginning after March 15, 2004.  The adoption of FIN No. 46R is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

SFAS No. 123 (Revised 2004), “Share-Based Payment,” issued in December 2004, is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  This statement is effective as of the beginning of the annual reporting period that begins after December 15, 2005.  Although the Company has not completed its assessment, it does not believe the impact on the consolidated financial position or results of operations will be material.

Reclassifications

Certain amounts in the financial statements for 2003 and 2002 have been reclassified to conform to classifications adopted in 2004.

 Note 2.

Investment securities available-for-sale

The amortized cost and estimated fair value of investment securities available-for-sale as of December 31, 2004 and 2003 are as follows:

		Gross	Gross
	Amortized	Unrealzed	Unrealzed	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2004
U.S. Government agencies	$ ,827,502	$ -	$ (58,058)	$4,769,444
Mortgage-backed securities	452,594	10,084	-	462,678
Other investments	195,542	-	(60)	195,482

Total	$5,475,638	$ 10,084	$ (58,118)	$5,427,604

December 31, 2003
U.S. Government agencies	$7,291,595	$ 6,803	$ (72,022)	$7,226,376
Mortgage-backed securities	1,332,867	14,560	-	1,347,427
Other investments	50,126	-	(126)	50,000

Total	$8,674,588	$ 21,363	$ (72,148)	$8,623,803

Investment securities with book values of $3,484,624 and $3,279,317 at December 31, 2004 and 2003, respectively, were pledged to secure municipal deposits and borrowings from the FHLB of Atlanta.

The amortized cost and estimated fair value of investment securities available-for-sale as of December 31, 2004, by contractual maturity, are as follows:

	Amortized	Estimated
	Cost	Fair Value

Within one year	$1,959,786	$1,959,024
One to five years	513,137	505,100
More than five years	3,002,715	2,963,480
Total	$5,475,638	$5,427,604

During 2004 investment securities available-for-sale totaling $9,116,000 were called or sold for gross losses of $26,370.  During 2003 investment securities available-for-sale totaling $34,222,000 were called or sold for net losses of $69,555.  During 2002 investment securities available-for-sale totaling $79,736,000 were called or sold for net losses of $20,930.

Note 3.

Loans

Loans classified by type as of December 31, 2004 and 2003 are as follows:

	2004	2003

Commercial	$ 40,491,210	$32,821,527
Real estate - residential	15,395,373	14,278,932
Real estate - commercial	45,120,414	16,499,978
Real estate - construction	30,869,772	25,627,183
Consumer	4,130,131	3,836,548

Total loans	136,006,900	93,064,168
Less: unearned income, net	(330,578)	(403,867)
Less: Allowance for loan losses	(1,514,029)	(1,137,794)

	$134,162,293	$91,522,507

Gross gains on the sale of loans totaling approximately $1,073,000, $818,000 and $96,000 were realized during the years ended December 31, 2004, 2003 and 2002, respectively.

Ten loans totaling $1,134,000 at December 31, 2004 were past due 90 days or more yet interest was still being accrued.

The following is a summary of loans directly or indirectly with executive officers or directors of the Company for the year ended December 31, 2004:

Balance, January 1, 2004	$ 8,703,061
Additions	3,059,746
Reductions	7,895,868

Balance, December 31, 2004	$ 3,866,939

Executive officers and directors also had unused credit lines totaling $2,314,000 at December 31, 2004. All loans and credit lines to executive officers and directors were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

Note 4.

Allowance for loan losses

Activity in the allowance for loan losses in 2004, 2003 and 2002 was as follows:

	2004	2003	2002

Beginning balance	$ 1,137,794	$ 754,866	$ 458,092
Provision for loan losses	532,630	399,000	313,000
Acquisition of Community First	-	39,416	-
Charge-offs	(158,194)	(55,488)	(16,226)
Recoveries	1,799	-	-

Ending balance	$ 1,514,029	$ 1,137,794	$ 754,866

As of December 31, 2004 and 2003, the Company had impaired loans of $473,000 and $336,000, respectively, which were on nonaccrual status.  These impairments had valuation allowances of $108,000 and $158,000 as of December 31, 2004 and 2003, respectively.  The Company does not record interest income on impaired loans.  Interest income that would have been recorded had these loans been performing would have been $60,000 and $23,000 for 2004 and 2003, respectively.

Note 5.

Premises and equipment

The following is a summary of premises and equipment as of December 31, 2004 and 2003:

	2004	2003

Land	$2,758,965	$ 2,761,302
Buildings and improvements	2,886,221	2,592,441
Furniture, fixtures and equipment	2,092,330	1,908,390

Total premises and equipment	7,737,516	7,262,133
Less: Accumulated depreciation and amortization	(1,522,943)	(1,186,347)

Premises and equipment, net	$6,214,573	$ 6,075,786

Depreciation and amortization of premises and equipment for 2004, 2003 and 2002 amounted to $336,000, $264,000 and $182,000, respectively.

Note 6.

Deposits

Deposits as of December 31, 2004 and 2003 were as follows:

	2004	2003

Demand accounts	$ 10,030,927	$ 7,522,220
Interest checking accounts	6,453,323	4,686,374
Money market accounts	24,000,555	20,570,001
Savings accounts	4,437,962	3,279,538
Time deposits of $100,000 and over	31,974,101	19,275,603
Other time deposits	63,130,518	40,988,871

Total	$140,027,386	$ 96,322,607

The following are the scheduled maturities of time deposits as of December 31, 2004:

		Greater than
	Less Than	or Equal to
Year Ending December 31,	$100,000	$100,000	Total

2005	$32,504,483	$19,299,504	$51,803,987
2006	11,280,357	6,553,794	17,834,152
2007	7,039,563	1,956,531	8,996,093
2008	3,717,733	1,993,831	5,711,564
2009	8,588,382	2,170,441	10,758,823

	$63,130,518	$31,974,101	$95,104,618

Deposits held at the Company by related parties, which include officers, directors, greater than 5% shareholders and companies in which directors of the Board have a significant ownership interest, approximated $1,290,000 and $1,872,000 at December 31, 2004 and 2003, respectively.

Note 7.

Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  The FHLB borrowings are secured by the pledge of U.S. Government agency securities, FHLB stock and qualified single family first mortgage loans.  The FHLB advances held at December 31, 2004 mature $2,000,000 on May 24, 2007 and $2,000,000 on March 11, 2008.

The Company uses federal funds purchased for short-term borrowing needs.  Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.

Information related to borrowings is as follows:

	Year Ended December 31,
	2004	2003

Maximum outstanding during the year
FHLB advances	$ 4,000,000	$ 4,000,000
Federal funds purchased	2,957,000	2,672,000
Balance outstanding at end of year
FHLB advances	4,000,000	4,000,000
Federal funds purchased	-	-
Average amount outstanding during the year
FHLB advances	4,000,000	3,621,918
Federal funds purchased	171,951	121,723
Average interest rate during the year
FHLB advances	4.40%	4.57%
Federal funds purchased	1.93%	1.64%
Average interest rate at end of year
FHLB advances	4.36%	4.36%
Federal funds purchased	-	-

Note 8.

Income taxes

The following summarizes the tax effects of temporary differences which compose net deferred tax assets and liabilities at December 31, 2004 and 2003:

	2004	2003
Deferred tax assets
Net operating loss carryforward	$ -	$ 312,479
Organizational and start-up costs	-	24,750
Allowance for loan losses	425,588	244,493
Unrealized loss on available-for-sale securities	16,381	17,267
Goodwill	10,184	-
Less valuation allowance	-	(524,986)

Total deferred tax assets	452,153	74,003

Deferred tax liabilities
Depreciation	68,981	73,698
Other, net	5,548	305

Total deferred tax liabilities	74,529	74,003

Net deferred tax asset	$ 377,624	$ -

The income tax expense (benefit) charged to operations for the year ended December 31, 2004 consists of the following:

2004

Current tax expense	$ 21,934
Deferred tax benefit	(361,243)

Provision (benefit) for income taxes	$ (339,309)

There was no provision for income taxes for the years ended December 31, 2003 and 2002.

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Net income (loss) before income taxes	$ 522,234	$ 68,825	$ (330,326)

Computed "expected" tax expense	$ 177,560	$ 23,401	$ (112,311)
Nondeductible expenses	7,200	2,777	801
Alternative minimum tax	21,934	-	-
Net operating loss carryforward	(184,760)	(23,910)	-
Valuation reserve	(361,243)	-	111,510

Provision (benefit) for income taxes	$ (339,309)	$ -	$ -

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded a franchise tax expense of $116,000, $82,000 and $84,000 for 2004, 2003 and 2002, respectively.

Note 9.

Lease commitments

The Company leases office space under two non-cancelable operating leases.  These leases expire on June 30, 2006 and March 31, 2008, respectively.  At December 31, 2004, the minimum total rental commitment under such non-cancelable operating leases was as follows:

2005	$ 54,400
2006	46,500
2007	38,500
2008	9,700

$149,100

Total rent expense charged to operations was $196,000, $153,000 and $153,000 in 2004, 2003 and 2002, respectively.

Note 10.

Commitments and contingencies

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the financial statements.  The contract amounts of these instruments reflect the extent of involvement that the Company has in particular classes of instruments.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, and to potential credit loss associated with letters of credit issued, is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for loans and other such on-balance sheet instruments.

At December 31, 2004, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk:

Contract
Amount

Undisbursed credit lines	$ 29,355,000
Commitments to extend or originate credit	3,151,000
Standby letter of credit	3,527,000

Total commitments to extend credit	$ 36,033,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  Historically, many commitments expire without being drawn upon; therefore, the total commitment amounts shown in the above table are not necessarily indicative of future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, as deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.  Collateral held varies but may include personal or income-producing commercial real estate, accounts receivable, inventory and equipment.

Concentrations of credit risk – All of the Company’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area.  Although the Company is building a diversified loan portfolio, a substantial portion of its clients’ ability to honor contracts is reliant upon the economic stability of the Richmond, Virginia area, including the real estate markets in the area.  The concentrations of credit by type of loan are set forth in Note 3.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.

Note 11.

Stockholders’ equity and regulatory matters

In September and October 2002, the Company completed an offering of its common stock through the sale of 817,200 shares at a price of $8.50 per share.  Proceeds to the Company from the offering (net of offering expenses of $624,000) were $6,322,000.  Attached to each share was a warrant to purchase one share of common stock, at a price of $10.20 per share, at any time through September 27, 2007, unless the warrants are cancelled.  The warrants may be cancelled after December 31, 2003 by the Company in whole or in part upon 30 days’ written notice if for 20 or more trading days within any period of 30 consecutive trading days, including the last day of the period, the bid price of the stock exceeds $12.75 per share.  The Company also issued 40,860 warrants to the underwriter of the offering.  As of December 31, 2004, warrants to purchase 49,550 shares of the Company’s common stock have been exercised and warrants to purchase 808,510 common shares remain outstanding.

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures are established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 Capital to average assets (the Leverage ratio).  Management believes that as of December 31, 2004, the Bank meets all capital adequacy requirements to which it is subject.

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  The Bank meets the criteria to be categorized as a “well capitalized” institution as of December 31, 2004.  The “well capitalized” classification permits financial institutions to minimize the cost of FDIC insurance assessments by being charged a lesser rate than those that do not meet this definition.

The Bank’s capital amounts and ratios at December 31, 2004 and 2003 are presented in the table below:

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004
Total capital (to risk-weighted assets)	$15,842,000	10.4%	$ 12,242,000	8.0%	$15,302,000	10.0%

Tier 1 capital (to risk-weighted assets)	14,328,000	9.4%	6,121,000	4.0%	9,181,000	6.0%

Leverage ratio (Tier 1 capital to average
assets)	14,328,000	9.4%	6,085,000	4.0%	5,593,000	5.0%

December 31, 2003
Total capital (to risk-weighted assets)	$13,845,000	13.9%	$ 7,971,000	8.0%	$ 9,964,000	10.0%

Tier 1 capital (to risk-weighted assets)	12,707,000	12.8%	3,986,000	4.0%	5,979,000	6.0%

Leverage ratio (Tier 1 capital to average
assets)	12,707,000	11.4%	4,474,000	4.0%	5,593,000	5.0%

In addition, banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s regulatory agencies.  Such dividends are limited to the lesser of the Bank’s retained earnings or the net income of the previous two years combined with the current year net income.

Note 12.

Stock incentive and stock warrant plans

On March 21, 2000 the Company approved the following stock incentive and warrant plans:

The Organizational Investors Warrant Plan made available 140,000 warrants for grant to the Company’s initial (organizational) investors for certain risks associated with the establishment of the Company.  The warrants have an exercise price of $10 per share (which approximated the fair value per share of common stock at issuance date) and expire in April 2008.  At December 31, 2004, 137,500 warrants had been issued and none had been exercised.

The Stockholder Loan Referral Warrant Plan provides for the issuance of warrants to purchase up to 50,000 shares of common stock of the Company to shareholders who refer qualifying loans that are accepted by the Company.  All shareholders of record of 100 shares or more of common stock are eligible to participate in the plan.  The plan applies to all qualifying loans originated during the period from May 1, 2000 through April 30, 2003.  The exercise price of each warrant is equal to the fair value of a share of common stock at the date of grant and the warrant has a twelve-month term.  During the year ended December 31, 2003, 9,500 warrants were issued under the plan with a weighted-average exercise price of $7.94.  Warrants to purchase 5,900 shares were exercised during 2003.  Total warrants issued under this plan amounted to 36,000 and none remain outstanding at December 31, 2004.  The value of the warrants issued is considered immaterial to the financial statements.

The Stock Incentive Plan initially authorizes the issuance of up to 255,000 shares of Common Stock to assist the Bank in recruiting and retaining key personnel.  The following table summarizes options outstanding:

	Options	Weighted Average Exercise Price

Options outstanding January 1, 2002	136,770	$ 8.50
Granted	16,130	8.66
Forfeited	(3,660)	8.50
Exercised	-	-

Options outstanding December 31, 2002	149,240	8.56
Granted	34,000	8.39
Forfeited	(22,340)	8.48
Exercised	-	-

Options outstanding December 31, 2003	160,900	8.44
Granted	37,850	12.16
Forfeited	(1,340)	9.86
Exercised	-	-

Options outstanding December 31, 2004	197,410	$ 9.14

Options exercisable December 31, 2004	122,610

The fair value per share of the options granted was $4.73, $2.69, and $4.43 for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$7.68 - $9.24	160,060	7.2	$ 8.44	122,610	$ 8.44
$11.20 - $12.50	37,350	9.4	12.17	-	-

	197,410			122,610

Note 13.

Fair values of financial instruments

The estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash and cash equivalents	$ 8,599,407	$ 8,599,407	$ 5,564,441	$ 5,564,441
Investment securities available for sale	5,427,604	5,427,604	8,623,803	8,623,803
Loans held for sale	2,867,084	2,867,084	1,502,997	1,502,997
Loans	134,162,293	134,040,889	91,522,507	91,911,200
Accrued interest receivable	610,866	610,866	391,658	391,658

Financial liabilities
Deposits	140,027,38	139,946,050	96,322,607	96,533,100
FHLB borrowings	4,000,000	4,017,460	4,000,000	4,067,200
Other borrowings	835,079	835,079	804,197	804,197
Accrued interest payable	175,154	175,154	114,177	114,177

Off-balance-sheet instruments
Undisbursed credit lines		29,355,000		27,955,000
Commitments to extend or originate
credit		3,151,000		7,040,000
Standby letters of credit		3,527,000		525,000

Note 14.

Parent corporation only financial statements

Southern Community Financial Corp.
(Parent Corporation Only)
Balance Sheet
December 31, 2004

Assets
Cash and due from banks	$ 361,095
Investment in subsidiaries	14,531,524
Receivable from subsidiary	77,274
Prepaid expenses	15,266

$ 14,985,159

Liabilities and Stockholders' Equity
Liabilities	$ -

Stockholders' equity
Preferred stock	-
Common stock	7,046,976
Additional paid-in capital	8,615,748
Accumulated other comprehensive	-
income (loss)	(31,798)
Retained earnings (deficit)	(645,767)
Total stockholders' equity	14,985,159

$ 14,985,159

Southern Community Financial Corp.
(Parent Corporation Only)
Statement of Operations
Year Ended December 31, 2004

Expenses
Advertising and marketing	$ 196
Supplies	22,200
Legal	24,388
Other outside services	4,992
Total expenses	51,776

Net loss before undistributed equity in subsidiary	(51,776)

Undistributed equity in subsidiary	913,319

Net income	$ 861,543

Southern Community Financial Corp.
(Parent Corporation Only)
Statement of Cash Flows
Year Ended December 31, 2004

Cash Flows from Operating Activities
Net income	$ 861,543
Adjustments to reconcile net income to net cash
provided by operating activities
Undistributed earnings of subsidiary	(913,319)
Increase in other assets	(92,539)
Net cash provided by operations	(144,315)

Cash Flows from Financing Activities
Proceeds from exercise of warrants	505,410
505,410

Net increase in cash	361,095
Cash, beginning of year	-

Cash, end of year	$ 361,095

 Note 15.

Selected quarterly financial data (unaudited)

Condensed quarterly financial data is shown as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004
Interest income	$ 1,669,882	$ 1,869,791	$ 1,904,670	$ 2,205,224
Interest expense	600,508	675,019	684,455	808,859
Net interest income before provision for loan losses	1,069,374	1,194,772	1,220,215	1,396,365
Provision for loan losses	104,000	56,900	206,484	165,246
Gain on sale of loans	205,154	321,157	294,922	251,475
Loss on securities	(16,396)	(9,974)	-	-
Fees and other noninterest income	132,087	161,408	210,577	208,998
Noninterest expenses	1,284,262	1,351,291	1,380,200	1,569,517
Income tax benefit	-	-	-	(339,309)
Net income	1,957	259,172	139,030	461,384
Earnings per share
Basic	$ -	$ 0.15	$ 0.08	$ 0.26
Diluted	$ -	$ 0.14	$ 0.07	$ 0.24

2003
Interest income	$ 1,057,100	$ 1,158,635	$ 1,385,802	$ 1,525,588
Interest expense	432,560	457,637	540,877	572,123
Net interest income before provision for loan losses	624,540	700,998	844,925	953,465
Provision for loan losses	111,000	136,000	100,000	52,000
Gain on sale of loans	11,651	30,776	515,683	260,280
Loss on securities	(1,222)	(10,037)	(43,783)	(14,513)
Fees and other noninterest income	84,867	124,857	280,213	195,301
Noninterest expenses	698,447	759,874	1,356,857	1,274,998
Net income (loss)	(89,611)	(49,280)	140,181	67,535
Earnings (loss) per share
Basic	$ (0.05)	$ (0.03)	$ 0.08	$ 0.04
Diluted	$ (0.05)	$ (0.03)	$ 0.08	$ 0.04

Exhibit Index

Number

Description

3.1

Articles of Incorporation of Southern Community Financial Corp., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K dated April 30, 2004.

3.2

Bylaws of Southern Community Financial Corp., incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated April 30, 2004.

10.1

Incentive Plan.

10.2

Organizational Investors Warrant Plan.

10.3

Shareholder Loan Referral Warrant Plan.

10.4

Executive Employment Agreement, effective as of April 1, 2001, between Thomas W. Winfree and Southern Community Bank & Trust.

10.5

Form of Incentive Stock Option Agreement.

10.6

Form of Non-Employee Director Non-Qualified Stock Option Agreement.

21

Subsidiaries of Southern Community Financial Corp.

31.1

Section 302 Certification by Chief Executive Officer.

31.2

Section 302 Certification by Chief Financial Officer.

32

Section 906 Certification.