Form 10QSB
period 2005-03-31
Southern Community Financial Corp.
filed 2005-05-16
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE EXCHANGE ACT

For the transition period from ______ to ______

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

1,780,944 shares of common stock, $4.00 par value, outstanding as of May 6, 2005.

Southern Community Financial Corp.

Form 10-QSB

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Southern Community Financial Corp.
Consolidated Statements of Financial Condition
March 31, 2005 (unaudited) and December 31, 2004

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and due from banks	$ 6,222,067	$ 3,641,535
Federal funds sold	2,258,006	4,957,872
Investment securities available for sale	10,890,067	5,427,604
Loans held for sale	3,535,927	2,867,084
Loans
Outstandings	139,376,487	136,006,900
Allowance for loan losses	(1,601,782)	(1,514,029)
Deferred fees	(251,925)	(330,578)
	137,522,780	134,162,293
Premises and equipment, net	6,271,445	6,214,573
Accrued interest receivable	657,762	610,866
Goodwill	689,108	689,108
Other assets	2,187,222	1,733,939

	$ 170,234,384	$ 160,304,874

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$ 13,146,650	$ 10,030,927
Now	8,375,321	6,453,323
Money market	21,415,539	24,000,555
Savings	5,024,050	4,437,962
Time deposits of $100,000 and over	28,922,688	31,974,101
Other time deposits	66,382,121	63,130,518
	143,266,369	140,027,386
FHLB advances	4,000,000	4,000,000
Long-term debt - trust preferred securities	5,155,000	-
Other borrowings	1,926,926	835,079
Accrued interest payable	201,440	175,154
Other liabilities	365,418	282,096
Total liabilities	154,915,153	145,319,715

Stockholders' equity
Preferred stock, $1 par value - 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $4 par value - 3,000,000 shares authorized;
1,768,144 shares issued and outstanding at March 31, 2005,
1,761,744 shares issued and outstanding at December 31, 2004	7,072,576	7,046,976
Additional paid-in capital	8,655,428	8,615,748
Accumulated other comprehensive
income (loss)	(31,968)	(31,798)
Retained earnings (deficit)	(376,805)	(645,767)
Total stockholders' equity	15,319,231	14,985,159

	$ 170,234,384	$ 160,304,874

See accompanying notes to consolidated financial statements.

Southern Community Financial Corp.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months
	Ended March 31,
	2005	2004
Interest income
Loans	$ 2,353,462	$ 1,583,254
Investment securities	49,729	74,184
Federal funds sold	48,173	12,444
Total interest income	2,451,364	1,669,882

Interest expense
Deposits	855,150	542,009
Borrowed funds	66,662	58,499
Total interest expense	921,812	600,508

Net interest income	1,529,552	1,069,374
Provision for loan losses	90,533	104,000
Net interest income after provision
for loan losses	1,439,019	965,374

Noninterest income
Service charges and fees	133,292	117,829
Gain on sale of loans	282,725	205,154
Loss on securities, net	-	(16,396)
Other	81,464	14,258
Total noninterest income	497,481	320,845

Noninterest expense
Salaries and benefits	851,740	726,412
Occupancy	85,075	68,272
Equipment	116,329	124,044
Supplies	60,451	42,038
Professional and outside services	207,423	151,821
Advertising and marketing	49,749	32,741
Other operating expense	158,121	138,934
Total noninterest expense	1,528,888	1,284,262

Net income before income taxes	407,612	1,957
Provision for income taxes	138,650	-

Net income	$ 268,962	$ 1,957

Earnings per share, basic	$ 0.15	$ -
Earnings per share, diluted	$ 0.14	$ -

See accompanying notes to consolidated financial statements.

Southern Community Financial Corp.
Consolidated Statements of Stockholders' Equity
For The Three Months Ended March 31, 2005 and 2004
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2004	1,761,744	$ 7,046,976	$8,615,748	$ (645,767)	$ (31,798)	$14,985,159
Issuance of common stock	6,400	25,600	39,680	-	-	65,280
Net income	-	-	-	268,962	-	268,962
Change in unrealized gain
(loss) on securities
available for sale	-	-	-	-	(170)	(170)
Total comprehensive
income (loss)	-	-	-	268,962	(170)	268,792

Balance, March 31, 2005	1,768,144	$ 7,072,576	$8,655,428	$ (376,805)	$ (31,968)	$15,319,231

Balance, December 31, 2003	1,710,994	$ 6,843,976	$8,303,810	$(1,507,310)	$ (50,786)	$13,589,690
Issuance of common stock	1,200	4,800	4,728	-	-	9,528
Net income	-	-	-	1,957	-	1,957
Change in unrealized gain
(loss) on securities
available for sale	-	-	-	-	61,084	61,084
Total comprehensive
income	-	-	-	1,957	61,084	63,041

Balance, March 31, 2004	1,712,194	$ 6,848,776	$8,308,538	$(1,505,353)	$ 10,298	$13,662,259

See accompanying notes to consolidated financial statements.

Southern Community Financial Corp.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months
	Ended March 31,
	2005	2004
Cash Flows from Operating Activities
Net income	$ 268,962	$ 1,957
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	81,164	88,854
Provision for loan losses	90,533	104,000
Gain on loans sold	(282,725)	(205,154)
Loss on securities	-	16,396
Proceeds from sale of mortgage loans	11,996,152	8,517,579
Origination of mortgage loans for sale	(12,382,270)	(8,485,996)
Amortization of premiums and accretion of
discounts on securities, net	1,256	4,170
Increase in interest receivable	(46,896)	(4,932)
Increase in other assets	(453,283)	(162,500)
Increase in interest payable	26,286	24,764
Increase in other liabilities	83,322	471,447
Net cash provided by (used in) operating activities	(617,499)	370,585

Cash Flows from Investing Activities
Purchases of available for sale securities	(8,806,000)	-
Maturities of available for sale securities	3,342,111	3,809,024
Net increase in loans	(3,451,020)	(11,543,680)
Purchases of premises and equipment	(138,036)	(86,974)
Net cash used in investing activities	(9,052,945)	(7,821,630)

Cash Flows from Financing Activities
Issuance of common stock	65,280	9,528
Net increase (decrease) in deposits	3,238,983	18,322,595
Proceeds from issuance of trust preferred securities	5,155,000	-
Net increase in other borrowings	1,091,847	68,565
Net cash provided by financing activities	9,551,110	18,400,688

Net increase (decrease) in cash and cash equivalents	(119,334)	10,949,643
Cash and cash equivalents, beginning of period	8,599,407	5,564,441

Cash and cash equivalents, end of period	$ 8,480,073	$ 16,514,084

See accompanying notes to consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Principles of presentation

Southern Community Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”).  The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s three wholly-owned subsidiaries, Village Bank Mortgage Corporation, Village Insurance Agency, Inc., and Village Financial Services Corporation.  All material intercompany balances and transactions have been eliminated in consolidation.

On April 26, 2005, the Company’s shareholders approved the change of the Company’s name to Village Bank and Trust Financial Corp.  The name change will be effective upon the issuance by the Virginia State Corporation Commission of a certificate of amendment to the Company’s articles of incorporation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three month period ended March 31, 2005 is not necessarily indicative of the results to be expected for the full year ending December 31, 2005.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Bank’s Annual Report on Form 10-KSB fo r the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

Note 3 - Earnings per common share

Basic earnings per common share is computed by dividing the net earnings by the weighted-average number of common shares outstanding during the period, which totaled 1,763,841 and 1,711,601 for the three month periods ended March 31, 2005 and 2004, respectively.  Diluted earnings per share reflects the potential dilution of securities that could share in the net earnings of the Company.  Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented.  During the three month periods ended March 31, 2005 and 2004, the weighted-average number of common shares on a fully diluted basis totaled 1,898,816 and 1,784,255, respectively. At March 31, 2005, there were options to acquire 31,350 shares of common stock that were anti-dilutive, and none that were anti-dilutive at March 31, 2004.

Note 4 – Stock incentive and stock warrant plans

The Organizational Investors Warrant Plan made available 140,000 warrants for grant to the Company’s initial (organizational) investors for certain risks associated with the establishment of the Bank.  The warrants have an exercise price of $10 per share (which approximated the fair value per share of common stock at issuance date) and expire in April 2008.  At March 31, 2005, 137,500 warrants had been issued and none had been exercised.

The Company has an Incentive Plan which authorizes the issuance of up to 255,000 shares of Common Stock to assist the Company in recruiting and retaining key personnel.  The following table summarizes options outstanding under this plan:

	Three Months Ended March 31,
	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Options outstanding at beginning of period	197,410	$ 9.14	160,900	$ 8.44
Granted	500	11.21	12,000	11.49
Forfeited	-	-	(210)	8.80
Exercised	-	-	-	-

Options outstanding at end of period	197,910	$ 9.15	172,690	$ 8.65

Options exercisable at end of period	123,060		93,500

Fair value per share of options
granted during the period	$ 4.30		$ 2.69

The Company applies Accounting Principles Board Opinion 25 in accounting for stock options granted to employees and directors pursuant to the Incentive Plan.  Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under Statement of Financial Accounting Standards No. 123, the Company’s net income for the periods indicated would have been decreased to the pro forma amounts indicated in the following table:

Three Months Ended March 31,
	2005	2004

Net income as reported	$ 268,962	$ 1,957
Options expense	(22,000)	(17,000)

Pro forma net income (loss)	$ 246,962	$ (15,043)

Net income (loss) per share
Basic - as reported	$ 0.15	$ -
Basic - pro forma	$ 0.14	$ (0.01)

Diluted - as reported	$ 0.14	$ -
Diluted - pro forma	$ 0.13	$ (0.01)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants for the period indicated:

Three Months
Ended
March 31, 2005

Risk-free interest rate	4.5%
Dividend yield	0%
Expected weighted average term	7years
Volatility	25%

Note 4 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2005 was 5.16%. The securities may be redeemed at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.  The portion of the Trust Preferred Capital Notes not considered as Tier 1 capital may be included in Tier 2 capital.

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are generally identified by phrases such as “we expect,” “we believe” or words of similar import.  Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•

interest rate fluctuations;

•

changes in laws and regulations applicable to us;

•

competition within and from outside the banking industry;

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

•

changes in general economic and business conditions;

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

The Bank has three subsidiaries: Village Bank Mortgage Company, Village Insurance Agency, Inc., and Village Financial Services Corporation.  Through our combined companies, we offer a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans.  We are a community-oriented and locally owned and managed financial institution focusing on providing a high level of responsive and personalized services to our customers, delivered in the context of a strong direct relationship with the customer.  We conduct our operations from our main office/corporate headquarters location and four branch offices.

Our total assets increased to $170,234,000 at March 31, 2005 from $160,305,000 at December 31, 2004.  The 6.2% increase in total assets during the first three months of 2005 resulted from the growth of our business and customer base.  However, this rate of growth is slower than we experienced in 2004.  While we expect growth to continue in 2005, it may not be at the higher rate experienced in 2004.  Our expectation that our growth will continue in 2005 is based on our belief that the central Virginia economy is strong, with significant real estate activity which represents the largest source of lending for the Bank, and our past history of growth.

The following presents management’s discussion and analysis of the financial condition of the Company at March 31, 2005 and December 31, 2004, and results of operations for the Company for the three month periods ended March 31, 2005 and 2004.  This discussion should be read in conjunction with the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Results of operations

We recorded net income of approximately $269,000, or $0.14 per share on a fully diluted basis, in the first quarter of 2005 compared to net income of approximately $2,000, or less than $0.01 per share, in the first quarter of 2004.

The improvement in our results of operations for the first quarter of 2005 of approximately $267,000 over the results in 2004 was attributable primarily to our growth in loans and an improved net interest margin, as well as improved performance by Village Bank Mortgage.  The Company’s primary source of income, net interest income, increased by approximately $460,000, or 43.0%, from $1,069,000 in the first quarter of 2004 to $1,529,000 in the first quarter of 2005.  Noninterest income increased by approximately $176,000, or 55.1%, from $321,000 in the first quarter of 2004 to $497,000 in the first quarter of 2005.  This increase in noninterest income is primarily due to improved operations of Village Bank Mortgage and, to a lesser extent, increased income from Village Insurance Agency.  We expect better operating results from both Village Bank Mortga ge and Village Insurance Agency in 2005.  Village Bank Mortgage has been successful in attracting new loan officers to generate higher loan volume, and management has reduced the overhead of Village Insurance Agency.

Noninterest expense increased by approximately $245,000, or 19.0%, from $1,284,000 in the first quarter of 2004 to $1,529,000 in the first quarter of 2005.  This increase in noninterest expense is attributable to our growth and expansion, with the majority of the increase in salaries and benefits of approximately $125,000.

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

Net interest income for the three months ended March 31, 2005 and 2004 was approximately $1,529,000 and $1,069,000, respectively.  This increase of $460,000, or 43.0%, in net interest income was due to growth in loans and an improved net interest margin.  Net loans increased by $34,561,000, or 33.6%, from $102,962,000 at March 31, 2004 to $137,523,000 at March 31, 2005.  In addition, our net interest margin for the first three months of 2005 was 4.06% compared to 3.88% for the first three months of 2004.  This improvement in our net interest margin is due to the recent increases in the prime interest rate resulting from the increases in short-term interest rates by the Federal Reserve.

Average interest-earning assets for the first three months of 2005 increased by $42,426,000, or 38.4%, compared to the first three months of 2004.  The increase in interest-earning assets was due to the growth of our loan portfolio.  The average yield on interest-earning assets increased to 6.50% for the first three months of 2005 compared to 6.07% for the first three months of 2004.  The increase in the average yields from 2004 to 2005 was due primarily to an improvement in the yield on loans.

Our average interest-bearing liabilities increased by $35,341,000, or 35.4%, for the first three months of 2005 compared to the first three months of 2004.  The growth in those liabilities was primarily due to strong growth in deposits.  The average cost of interest-bearing liabilities increased to 2.77% for the first three months of 2005 from 2.42% for the first three months of 2004.  The principal reasons for the increase in the liability costs was the rise in short-term rates by the Federal Reserve discussed previously and an increase in our borrowing costs associated with the issuance of trust preferred securities.  See our discussion of interest rate sensitivity below for more information.

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

Average Balance Sheets
(In thousands)

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$ 41,823	$ 586	5.68%	$ 35,805	$ 567	6.35%
Real estate - residential	16,512	267	6.56%	14,483	210	5.82%
Real estate - commercial	45,228	802	7.19%	18,253	318	6.99%
Real estate - construction	31,081	605	7.89%	26,587	420	6.34%
Consumer	3,930	70	7.22%	3,430	56	6.55%
Gross loans	138,574	2,330	6.82%	98,558	1,571	6.39%
Investment securities	4,666	50	4.35%	5,584	74	5.32%
Loans held for sale	1,609	23	5.80%	871	12	5.53%
Federal funds and other	8,004	48	2.43%	5,414	13	0.96%
Total interest earning assets	152,853	2,451	6.50%	110,427	1,670	6.07%
Allowance for loan losses	(1,560)			(1,184)
Cash and due from banks	5,583			4,192
Premises and equipment, net	6,242			6,085
Other assets	4,392			1,924
Total assets	$167,510			$121,444

Interest bearing deposits
Interest checking	$ 7,458	$ 17	0.92%	$ 4,869	$ 11	0.91%
Money market	22,987	105	1.85%	20,544	71	1.39%
Savings	4,516	12	1.08%	3,504	10	1.14%
Certificates	95,889	721	3.05%	65,586	450	2.75%
Total deposits	130,850	855	2.65%	94,503	542	2.30%
Borrowings	4,204	67	6.46%	5,210	59	4.54%
Total interest bearing liabilities	135,054	922	2.77%	99,713	601	2.42%
Noninterest bearing deposits	12,916			7,685
Other liabilities	4,123			353
Total liabilities	152,093			107,751
Equity capital	15,417			13,693
Total liabilities and capital	$167,510			$121,444

Net interest income before
provision for loan losses		$ 1,529			$ 1,069

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.73%			3.65%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			4.06%			3.88%

Provision for loan losses

The provision for loan losses for the three months ended March 31, 2005 was $90,533, compared to $104,000 for the three months ended March 31, 2004.  The 12.9% decrease in 2005 was due to a smaller increase in loans in 2005 than in 2004.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.

Noninterest income

Noninterest income increased significantly from $321,000 for the first three months of 2004 to $497,000 for the first three months in 2005, a $176,000, or 55.1%, increase.  This increase was directly attributable to improvement in the operations of the Bank’s mortgage banking and insurance subsidiaries.  Gains on loan sales increased from $205,000 for the first three months of 2004 to $283,000 for the first three months of 2005, a $78,000, or 37.8%, increase.  Other noninterest income increased from $14,000 for the first three months of 2004 to $81,000 for the first three months of 2005, a $67,000, or 471.4%, increase.

Noninterest expense

Noninterest expense for the three months ended March 31, 2005 totaled $1,529,000, an increase of 19.0% from the $1,284,000 recorded for the three months ended March 31, 2004.  Salaries and benefits represented the largest increase, increasing by 17.3% for the first three months of 2005 to $852,000, compared to $726,000 for the first three months of 2004.  This increase as well as other increases in noninterest expense were primarily attributable to the growth of the Bank.  Audit and accounting expense increased by $42,000, or 233.3%, for the three months ended March 31, 2005 compared to the same period in 2004 due to costs associated with compliance with the Sarbanes-Oxley Act of 2002.

Income taxes

The provision for income taxes for the three months ended March 31, 2005 is based upon the results of operations.  Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income.  If any such assets are not likely to be recovered, a valuation allowance must be recognized.  We have determined that a valuation allowance is not required for deferred tax assets as of March 31, 2005.  The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

We did not record an income tax provision for the three months ended March 31, 2004 as we had a federal net operating loss carry forward of $914,000 which offset taxable income.  Also at March 31, 2004, we recorded a valuation allowance for the entire amount of the deferred tax asset as the timing and level of future earnings necessary to realize the deferred tax asset was uncertain at that time.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded a franchise tax expense of $30,000 and $26,500 for the three months ended March 31, 2005 and 2004, respectively.

Loan portfolio

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	March 31, 2005		December 31, 2004
	Amount	%	Amount	%

Commercial	$ 36,406	26.1%	$ 40,491	29.8%
Real estate - residential	14,749	10.6%	11,068	8.1%
Real estate - commercial	52,472	37.6%	45,121	33.2%
Real estate - construction	26,788	19.2%	30,870	22.7%
Consumer	8,962	6.4%	8,457	6.2%

Total loans	139,377	100.0%	136,007	100.0%
Less: unearned income, net	(252)		(331)
Less: Allowance for loan losses	(1,602)		(1,514)

Total loans, net	$ 137,523		$ 134,162

Allowance for loan losses

The allowance for loan losses at March 31, 2005 was $1,602,000, compared to $1,514,000 at December 31, 2004.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) was 1.15% at March 31, 2005 as compared to 1.12% at December 31, 2004.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.  See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Three Months Ended March 31,
	2005	2004

Beginning balance	$ 1,514	$ 1,138
Provision for loan losses	91	104
Charge-offs - consumer	(4)
Recoveries	1	-

Ending balance	$ 1,602	$ 1,242

Loans outstanding at end of period (1)	$ 139,125	$ 104,204
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of period	1.15%	1.19%

Average loans outstanding for the period (1)	$ 139,854	$ 98,558
Ratio of net charge-offs to average loans
outstanding for the period	0.00%	N/A

(1) Loans are net of unearned income.

Investment portfolio

At March 31, 2005 and December 31, 2004, all of our securities were classified as available-for-sale.  The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(In thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
March 31, 2005
US Government Agencies
Within one year	$ 8,605	$ 8,600	$ 1	$ 8,601	2.72%
One to five years	500	512	(10)	502	2.97%
More than five years	1,200	1,200	(50)	1,150	5.44%
Total	10,305	10,312	(59)	10,253	3.05%

Mortgage-backed securities
More than five years	429	431	11	442	3.63%
Total	429	431	11	442	3.63%

Other investments
Within one year	145	145	-	145	10.16%
More than five years	50	50	-	50	3.92%
	195	195	-	195	8.56%

Total investment securities	$ 10,929	$ 10,938	$ (48)	$ 10,890	3.17%

December 31, 2004
US Government Agencies
Within one year	$ 1,820	$ 1,814	$ (1)	$ 1,813	2.13%
One to five years	500	513	(8)	505	2.97%
More than five years	2,500	2,500	(49)	2,451	2.82%
Total	4,820	4,827	(58)	4,769	2.57%

Mortgage-backed securities
More than five years	450	453	10	463	3.62%
Total	450	453	10	463	3.62%

Other investments
Within one year	146	146	-	146	5.50%
More than five years	50	50		50	3.92%
	196	196	-	196	5.10%

Total investment securities	$ 5,466	$ 5,476	$ (48)	$ 5,428	2.75%

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

Goodwill of $689,000 at March 31, 2005 was related to the Bank’s acquisition of Village Bank Mortgage in 2003.

Deposits

Total deposits increased by $3,239,000, or 2.3%, during the first three months of 2005 as compared to an increase of $18,323,000, or 19.0%, during the first three months of 2004.  In 2005, the increase in deposits resulted primarily from an increase of $3,116,000 in noninterest demand accounts.  This increase in noninterest demand accounts was due to the efforts of our two newest branches which were opened in late 2004.  In 2004, the increase in deposits occurred primarily in noninterest demand accounts which increased by $1,481,000, or 19.7%, and certificates of deposit which increased by $16,026,000, or 26.6%.

The mix of our deposits continues to be weighted toward certificates of deposit which represent 66.5% of our total deposits at March 31, 2005 as compared to 67.9% at December 31, 2004.  As a result, our cost of funds is higher than we would like and we are striving to change this mix more toward lower cost checking accounts.  As our branch network increases and becomes more convenient to a larger segment of our targeted customer base, we believe that a move to a higher percentage of our deposits in checking accounts will occur.  Additionally, we are emphasizing checking account deposit growth at our existing branches.

The average cost of interest-bearing deposits for the three months ended March 31, 2005 and 2004 was 2.65% and 2.30%, respectively.  This increase in our average cost of interest-bearing deposits has mirrored the overall increase in interest rates resulting from the actions by the Federal Reserve to increase short-term interest rates.

The variety of deposit accounts that we offer has allowed us to be competitive in obtaining funds and has allowed us to respond with flexibility to, although not to eliminate, the threat of disintermediation (the flow of funds away from depository institutions such as banking institutions into direct investment vehicles such as government and corporate securities).  Our ability to attract and retain deposits, and our cost of funds, has been, and is expected to continue to be, significantly affected by money market conditions.

Borrowings

We use borrowings to supplement deposits when they are available at a lower overall cost to us or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $4,000,000 at March 31, 2005 and December 31, 2004.  The FHLB advances are secured by the pledge of U.S.

government agency securities and the pledge of our FHLB stock.

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.  We did not have any purchased federal funds at March 31, 2005 or December 31, 2004.

Contractual obligations and other commitments

The following summarizes our contractual cash obligations and commitments, including maturing certificates of deposit, at March 31, 2005 and the effect such obligations may have on liquidity and cash flows in future periods.

Contractual Obligations
(In thousands)

	Less Than	1-3	3-5	Over 5
	One Year	Years	Years	Years	Total

Leased property	$ 88	$ 106	$ 5	$ -	$ 199
Time deposits (1)	51,245	26,615	17,445	-	95,305
FHLB advances	-	4,000	-	-	4,000
Other borrowings	1,927	-	-	-	1,927
Undisbursed credit lines	35,618	-	-	-	35,618
Commitments to extend credit	14,921	-	-	-	14,921
Standby letters of credit	3,893	-	-	-	3,893

	$107,692	$ 30,721	$ 17,450	$ -	$155,863

(1) We expect to retain maturing deposits or replace maturing amounts with comparable time deposits based on current market rates.

Capital resources

Stockholders’ equity at March 31, 2005 was $15,319,000, compared to $14,985,000 at December 31, 2004.  The $334,000 increase in equity during the first three months of 2005 was due to proceeds from the issuance of common stock of $65,000 and net income of $269,000.  The $72,000 increase in equity during the first three months of 2004 was due to proceeds from the issuance of common stock of $9,000, a $61,000 increase in net unrealized losses on securities available-for-sale, and net income of $2,000.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands)

	March 31,	December 31,
	2005	2004

Tier 1 capital
Common stock	$ 6,849	$ 7,047
Additional paid-in capital	8,308	8,616
Trust preferred securities	5,000	-
Accumulated deficit	(145)	(646)
Total equity	20,012	15,017
Less: goodwill	(689)	(689)
Total Tier 1 capital	19,323	14,328

Tier 2 capital
Allowance for loan losses	1,602	1,514
Total Tier 2 capital	1,602	1,514

Total risk-based capital	20,925	15,842

Risk-weighted assets	$ 154,150	$ 153,020

Capital ratios
Tier 1 capital to risk-weighted assets	12.5%	9.4%
Total capital to risk-weighted assets	13.6%	10.4%
Leverage ratio (Tier 1 capital to average assets)	11.6%	9.4%
Equity to total assets	11.7%	9.3%

During the first quarter of 2005, the Company issued $5.2 million in Trust Preferred Capital Notes to increase its regulatory capital and to help fund its expected growth in 2005.  The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At March 31, 2005, cash, cash equivalents and investment securities available for sale totaled $19,370,000, or 11.4% of total assets, which we believe is adequate to meet short-term liquidity needs.

At March 31, 2005, we had commitments to originate $54,432,000 of loans.  Fixed commitments to incur capital expenditures were less than $25,000 at March 31, 2005.  Certificates of deposit scheduled to mature in the 12-month period ending March 31, 2006 totaled $51,245,000 at March

31, 2005.  We believe that a significant portion of such deposits will remain with us.  We further believe that loan repayments and other sources of funds will be adequate to meet our foreseeable short- and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at March 31, 2005.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Southern Community Bank & Trust
Interest Rate Sensitivity GAP Analysis
March 31, 2005
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 1,547	$ 754	$ 5,126	$ 1,873	$ 3,636	$12,936
Variable rate	88,439	3,743	4,697	15,188	14,373	126,440
Investment securities	8,599	145	-	511	1,635	10,890
Loans held for sale	3,536	-	-	-	-	3,536
Federal funds sold	2,258	-	-	-	-	2,258

Total rate sensitive assets	104,379	4,642	9,823	17,572	19,644	156,060
Cumulative rate sensitive assets	104,379	109,021	118,844	136,416	156,060

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	8,375	-	8,375
Money market accounts	21,416	-	-	-	-	21,416
Savings (2)	-	-	-	5,024	-	5,024
Certificates of deposit	17,286	15,993	18,094	26,488	17,445	95,306
FHLB advances	-	-	-	4,000	-	4,000
Trust preferred securities	-	-	-	-	5,155	5,155
Other borrowings	1,927	-	-	-	-	1,927

Total rate sensitive liabilities	40,629	15,993	18,094	43,887	22,600	141,203
Cumulative rate sensitive liabilities	40,629	56,622	74,716	118,603	141,203

Rate sensitivity gap for period	$ 63,750	$(11,351)	$ (8,271)	$(26,315)	$ (2,956)	$14,857
Cumulative rate sensitivity gap	$ 63,750	$52,399	$44,128	$17,813	$14,857

Ratio of cumulative gap to total assets	37.4%	30.8%	25.9%	10.5%	8.7%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	256.9%	192.5%	159.1%	115.0%	110.5%
Ratio of cumulative gap to cumulative
rate sensitive assets	61.1%	48.1%	37.1%	13.1%	9.5%

(1) Includes nonaccrual loans of $1,237,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At March 31, 2005, our assets that reprice within one year exceeded liabilities that reprice within one year by $44,128,000 and therefore we were in an asset sensitive position.  A positive gap can adversely affect earnings in periods of falling interest rates, but can improve earnings in periods of rising interest rates.  This positive position is due primarily to our adjustable rate loan portfolio.

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

Presented below is a discussion of those accounting policies that management believes are the most important accounting policies to the portrayal and understanding of our financial condition and results of operations.  These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.  See also Note 1 of the Notes to Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

The amounts of estimated impairment for individually evaluated loans and groups of loans are added together for a total estimate of loan losses.  This estimate of losses is compared to our allowance for loan losses as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made.  If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates.  If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high.  If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the financial statements.

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

ITEM 3 – CONTROLS AND PROCEDURES

Based upon an evaluation as of March 31, 2005 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act are made known to them in a timely fashion.

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

Date:  May 13, 2005

By: /s/ Thomas W. Winfree

      Thomas W. Winfree

      President and

      Chief Executive Officer

Date:  May 13, 2005

By: /s/ C. Harril Whitehurst, Jr.

      C. Harril Whitehurst, Jr.

      Senior Vice President and

      Chief Financial Officer

Exhibit Index

Exhibit

Number

Document

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350