Form 10-Q
period 2005-06-30
Village Bank & Trust Financial Corp.
filed 2005-08-15
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE EXCHANGE ACT

For the transition period from ______ to ______

__________

Commission file number: 0-50765

VILLAGE BANK AND TRUST FINANCIAL CORP.

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

1,805,192 shares of common stock, $4.00 par value, outstanding as of August 8, 2005.

Village Bank and Trust Financial Corp.

Form 10-QSB

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp.
Consolidated Statements of Financial Condition
June 30, 2005 (unaudited) and December 31, 2004

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and due from banks	$ 4,905,329	$ 3,641,535
Federal funds sold	2,982,684	4,957,872
Investment securities available for sale	2,979,492	5,427,604
Loans held for sale	3,476,444	2,867,084
Loans
Outstandings	146,423,468	136,006,900
Allowance for loan losses	(1,639,109)	(1,514,029)
Deferred fees	(307,454)	(330,578)
	144,476,905	134,162,293
Premises and equipment, net	6,484,114	6,214,573
Accrued interest receivable	704,887	610,866
Goodwill	689,108	689,108
Other assets	3,106,310	1,733,939

	$ 169,805,273	$ 160,304,874

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$ 12,561,666	$ 10,030,927
Now	6,592,031	6,453,323
Money market	21,651,606	24,000,555
Savings	5,267,788	4,437,962
Time deposits of $100,000 and over	31,577,704	31,974,101
Other time deposits	65,627,056	63,130,518
	143,277,851	140,027,386
FHLB advances	4,000,000	4,000,000
Long-term debt - trust preferred securities	5,155,000	-
Other borrowings	87,622	835,079
Accrued interest payable	211,153	175,154
Other liabilities	1,077,389	282,096
Total liabilities	153,809,015	145,319,715

Stockholders' equity
Preferred stock, $1 par value - 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $4 par value - 3,000,000 shares authorized;
1,798,644 shares issued and outstanding at June 30, 2005,
1,761,744 shares issued and outstanding at December 31, 2004	7,194,576	7,046,976
Additional paid-in capital	8,844,528	8,615,748
Accumulated other comprehensive
income (loss)	(1,508)	(31,798)
Retained earnings (deficit)	(41,338)	(645,767)
Total stockholders' equity	15,996,258	14,985,159

	$ 169,805,273	$ 160,304,874

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Interest income
Loans	$ 2,627,493	$ 1,787,884	$ 4,949,904	$ 3,375,441
Investment securities	20,916	54,432	68,437	112,312
Federal funds sold	43,301	27,475	91,474	39,919
Total interest income	2,691,710	1,869,791	5,109,815	3,527,672

Interest expense
Deposits	935,067	622,177	1,790,217	1,164,186
Borrowed funds	160,376	52,842	195,987	115,644
Total interest expense	1,095,443	675,019	1,986,204	1,279,830

Net interest income	1,596,267	1,194,772	3,123,611	2,247,842
Provision for loan losses	37,071	56,900	127,604	160,900
Net interest income after provision
for loan losses	1,559,196	1,137,872	2,996,007	2,086,942

Noninterest income
Service charges and fees	101,366	130,314	234,658	247,412
Gain on sale of loans	541,281	321,157	824,006	527,043
Loss on securities, net	-	(9,974)	-	(26,370)
Other	96,108	31,094	179,780	61,656
Total noninterest income	738,755	472,591	1,238,444	809,741

Noninterest expense
Salaries and benefits	973,515	778,877	1,825,255	1,505,289
Occupancy	86,098	71,499	171,173	139,771
Equipment	138,413	110,276	254,742	234,320
Supplies	102,458	44,199	162,909	86,237
Professional and outside services	246,268	172,286	453,691	324,107
Advertising and marketing	42,069	33,756	91,818	66,498
Other operating expense	200,941	140,398	359,062	279,332
Total noninterest expense	1,789,762	1,351,291	3,318,650	2,635,554

Net income before income taxes	508,189	259,172	915,801	261,129
Provision for income taxes	172,722	-	311,372	-

Net income	$ 335,467	$ 259,172	$ 604,429	$ 261,129

Earnings per share, basic	$ 0.19	$ 0.15	$ 0.34	$ 0.15
Earnings per share, diluted	$ 0.17	$ 0.14	$ 0.31	$ 0.15

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp.
Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2004	1,761,744	$ 7,046,976	$ 8,615,748	$ (645,767)	$ (31,798)	$ 14,985,159
Issuance of common stock	36,900	147,600	228,780	-	-	376,380
Net income	-	-	-	604,429	-	604,429
Change in unrealized gain (loss) on securities available for sale	-	-	-	-	30,290	30,290
Total comprehensive
income	-	-	-	604,429	30,290	634,719

Balance, June 30, 2005	1,798,644	$ 7,194,576	$ 8,844,528	$ (41,338)	$ (1,508)	$ 15,996,258

Balance, December 31, 2003	1,710,994	$ 6,843,976	$ 8,303,810	$ (1,507,310)	$ (50,786)	$ 13,589,690
Issuance of common stock	1,200	4,800	4,728	-	-	9,528
Net income	-	-	-	261,129	-	261,129
Change in unrealized gain (loss) on securities available for sale	-	-	-	-	(49,093)	(49,093)
Total comprehensive
income	-	-	-	261,129	(49,093)	212,036

Balance, June 30, 2004	1,712,194	$ 6,848,776	$ 8,308,538	$ (1,246,181)	$ (99,879)	$ 13,811,254

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$ 604,429	$ 261,129
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	161,904	177,940
Provision for loan losses	127,604	160,900
Gain on loans sold	(824,006)	(527,043)
Loss on securities	-	26,370
Proceeds from sale of mortgage loans	35,788,007	21,981,309
Origination of mortgage loans for sale	(35,573,361)	(22,859,687)
Amortization of premiums and accretion of
discounts on securities, net	8,599	9,174
Increase in interest receivable	(94,021)	(76,180)
Increase in other assets	(1,387,830)	(358,831)
Increase in interest payable	35,999	33,066
Increase (decrease) in other liabilities	795,293	(104,748)
Net cash used in operating activities	(357,383)	(1,276,601)

Cash Flows from Investing Activities
Purchases of available for sale securities	(10,000,410)	(4,549,239)
Maturities of available for sale securities	12,485,672	4,831,911
Net increase in loans	(10,442,216)	(16,922,537)
Purchases of premises and equipment	(431,445)	(146,718)
Net cash used in investing activities	(8,388,399)	(16,786,583)

Cash Flows from Financing Activities
Issuance of common stock	376,380	9,528
Net increase in deposits	3,250,465	20,049,063
Proceeds from issuance of trust preferred securities	5,155,000	-
Net increase (decrease) in other borrowings	(747,457)	32,600
Net cash provided by financing activities	8,034,388	20,091,191

Net increase (decrease) in cash and cash equivalents	(711,394)	2,028,007
Cash and cash equivalents, beginning of period	8,599,407	5,564,441

Cash and cash equivalents, end of period	$ 7,888,013	$ 7,592,448

See accompanying notes to consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”).  The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s three wholly-owned subsidiaries, Village Bank Mortgage Corporation, Village Insurance Agency, Inc., and Village Financial Services Corporation.  All material intercompany balances and transactions have been eliminated in consolidation.

On April 26, 2005, the Company’s shareholders approved the change of the Company’s name to Village Bank and Trust Financial Corp.  The name change became effective upon the issuance by the Virginia State Corporation Commission of a certificate of amendment to the Company’s articles of incorporation on May 18, 2005.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three month and six month periods ended June 30, 2005 is not necessarily indicative of the results to be expected for the full year ending December 31, 2005.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

Note 3 - Earnings per common share

Basic earnings per common share is computed by dividing the net earnings by the weighted-average number of common shares outstanding during the period.  For the three month periods ended June 30, 2005 and 2004, the weighted-average number of common shares totaled 1,783,491 and 1,712,194, respectively.  For the six month periods ended June 30, 2005 and 2004, the weighted-average number of common shares totaled 1,773,720 and 1,711,899, respectively.   Diluted earnings per share reflects the potential dilution of securities that could share in the net earnings of the Company.  Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented.  For the three month periods ended June 30, 2005 and 2004, the weighted-average number of common shares on a fully diluted basis totaled 2,007,318 and 1,790,194, respectively.  For the six month periods ended June 30, 2005 and 2004, the weighted-average number of common shares on a fully diluted basis totaled 1,954,678 and 1,786,998, respectively.  At June 30, 2005, there were options to acquire 35,800 shares of common stock that were anti-dilutive for the six month period ended June 30, 2005, and none that were anti-dilutive for all other periods presented.

Note 4 – Stock incentive and stock warrant plans

The Organizational Investors Warrant Plan made available 140,000 warrants for grant to the Company’s initial (organizational) investors for certain risks associated with the establishment of the Bank.  The warrants have an exercise price of $10 per share (which approximated the fair value per share of common stock at issuance date) and expire in April 2008.  At June 30, 2005, 137,500 warrants had been issued and none had been exercised.

The Company has an Incentive Plan which authorizes the issuance of up to 255,000 shares of Common Stock to assist the Company in recruiting and retaining key personnel.  The following table summarizes options outstanding under this plan:

	Six Months Ended June 30,
	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Options outstanding at beginning of period	197,410	$ 9.14	160,900	$ 8.44
Granted	11,300	11.97	12,000	11.49
Forfeited	-	-	(210)	8.80
Exercised	-	-	-	-

Options outstanding at end of period	208,710	$ 9.29	172,690	$ 8.65

Options exercisable at end of period	123,060		93,500

Fair value per share of options
granted during the period	$ 4.51		$ 5.27

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income as reported	$ 335,467	$ 259,172	$ 604,429	$ 261,129
Options expense	(16,500)	(17,000)	(31,020)	(34,000)

Pro forma net income	$ 318,967	$ 242,172	$ 573,409	$ 227,129

Net income per share
Basic - as reported	$ 0.19	$ 0.15	$ 0.34	$ 0.15
Basic - pro forma	$ 0.18	$ 0.14	$ 0.32	$ 0.13

Diluted - as reported	$ 0.17	$ 0.14	$ 0.31	$ 0.15
Diluted - pro forma	$ 0.16	$ 0.14	$ 0.29	$ 0.13

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants for the periods indicated:

	Three Months Ended June 30,
	2005	2004

Risk-free interest rate	4.1%	4.0%
Dividend yield	0%	0%
Expected weighted average term	7years	7years
Volatility	25%	35%

Note 5 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at June 30, 2005 was 5.56%. The securities may be redeemed at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

·

interest rate fluctuations;

·

risk inherent in making loans such as repayment risks and fluctuating collateral values;

·

the ability to continue to attract low cost core deposits to fund asset growth;

·

changes in general economic and business conditions;

·

changes in laws and regulations applicable to us;

·

competition within and from outside the banking industry;

·

the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;

·

maintaining capital levels adequate to support the Company’s growth;

·

reliance on the Company’s management team, including its ability to attract and retain key personnel;

·

new products and services in the banking industry;

·

problems with our technology, and

·

changing trends in customer profiles and behavior.

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

Our total assets increased to $169,805,000 at June 30, 2005 from $160,305,000 at December 31, 2004.  The 5.9% increase in total assets during the first six months of 2005 resulted from the growth of our business and customer base.  However, this rate of growth is slower than we experienced in 2004.  While we expect growth to continue in 2005, it may not be at the higher rate experienced in 2004.  Our expectation that our growth will continue in 2005 is based on our belief that the central Virginia economy is strong, with significant real estate activity which represents the largest source of lending for the Bank, and our past history of growth.

The following presents management’s discussion and analysis of the financial condition of the Company at June 30, 2005 and December 31, 2004, and results of operations for the Company for the three and six month periods ended June 30, 2005 and 2004.  This discussion should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Results of operations

We recorded net income of $335,000, or $0.17 per share on a fully diluted basis, in the second quarter of 2005 compared to net income of $259,000, or $0.14 per share on a fully diluted basis, in the second quarter of 2004.  For the first six months of 2005, net income amounted to $604,000, or $0.31 per share on a fully diluted basis, as compared to $261,000, or $0.15 per share on a fully diluted basis, for the same period in 2004.

The improvement in our results of operations for the second quarter of 2005 of $76,000 over the results in 2004 was attributable primarily to our growth in loans and an improved net interest margin, as well as improved performance by Village Bank Mortgage.  The Company’s primary source of income, net interest income, increased by $401,000, or 33.6%, from $1,195,000 in the second quarter of 2004 to $1,596,000 in the second quarter of 2005.  Noninterest income increased by $266,000, or 56.3%, from $473,000 in the second quarter of 2004 to $739,000 in the second quarter of 2005.  This increase in noninterest income is primarily due to improved operations of Village Bank Mortgage.  We expected the better operating results from Village Bank Mortgage in 2005 because Village Bank Mortgage has been successful in attracting additional loan officers to generate higher loan volume.

Noninterest expense increased by $439,000, or 32.4%, from $1,351,000 in the second quarter of 2004 to $1,790,000 in the second quarter of 2005.  This increase in noninterest expense is attributable to our growth and expansion, with the majority of the increase in salaries and benefits of $195,000, and a $74,000 increase in professional and outside services resulting from costs associated with compliance with the Sarbanes-Oxley Act of 2002.

The improvement in our results of operations for the six months ended June 30, 2005 of $343,000 over the results for the same period in 2004 was also attributable primarily to our growth in loans and an improved net interest margin, as well as improved performance by Village Bank Mortgage.  The Company’s primary source of income, net interest income, increased by $876,000, or 40.0%, from $2,248,000 for the first six months of 2004 to $3,124,000 for the first six months of 2005.  Noninterest income increased by $428,000, or 52.9%, from $810,000 for the first six months of 2004 to $1,238,000 for the first six months of 2005.  This increase in noninterest income is primarily due to improved operations of Village Bank Mortgage.  As discussed previously, we expected the better operating results from Village Bank Mortgage in 2005.

Noninterest expense increased by $683,000, or 25.9%, from $2,636,000 for the first six months of 2004 to $3,319,000 for the first six months of 2005.  This increase in noninterest expense is attributable to our growth and expansion, with the majority of the increase in salaries and benefits of approximately $320,000, and a $130,000 increase in professional and outside services resulting from costs associated with compliance with the Sarbanes-Oxley Act of 2002.

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

Net interest income for the six months ended June 30, 2005 and 2004 was $3,124,000 and $2,248,000, respectively.  This increase of $876,000, or 39.0%, in net interest income was due to growth in loans and an improved net interest margin.  Net loans increased by $36,193,000, or 33.4%, from $108,284,000 at June 30, 2004 to $144,477,000 at June 30, 2005.  In addition, our net interest margin for the six months ended June 30, 2005 was 4.06% compared to 3.84% for the first six months of 2004.  This improvement in our net interest margin is due to the recent increases in the prime interest rate resulting from the increases in short-term interest rates by the Federal Reserve.

Average interest-earning assets for the first six months of 2005 increased by $37,477,000, or 31.9%, compared to the first six months of 2004.  The increase in interest-earning assets was due to the growth of our loan portfolio.  The average yield on interest-earning assets increased to 6.65% for the first six months of 2005 compared to 6.02% for the first six months of 2004.  The increase in the average yields from 2004 to 2005 was due primarily to an improvement in the yield on loans.

Our average interest-bearing liabilities increased by $32,701,000, or 30.2%, for the first six months of 2005 compared to the first six months of 2004.  The growth in interest-bearing liabilities was primarily due to strong growth in deposits.  The average cost of interest-bearing liabilities increased to 2.88% for the first six months of 2005 from 2.41% for the first six months of 2004.  The principal reasons for the increase in the liability costs was the rise in short-term rates by the Federal Reserve discussed previously and an increase in our borrowing costs associated with the issuance of trust preferred securities.  See our discussion of interest rate sensitivity below for more information.

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

Average Balance Sheets

(In thousands)

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Gross loans	$ 140,509	$ 4,878	7.00%	$ 102,736	$ 3,342	6.52%
Investment securities	5,037	68	2.72%	5,069	112	4.43%
Loans held for sale	2,479	72	5.86%	1,261	34	5.41%
Federal funds and other	6,972	92	2.66%	8,454	40	0.95%
Total interest earning assets	154,997	5,110	6.65%	117,520	3,528	6.02%
Allowance for loan losses	(1,584)			(1,209)
Cash and due from banks	6,384			4,245
Premises and equipment, net	6,307			6,078
Other assets	3,222			1,978
Total assets	$ 169,326			$ 128,612

Interest bearing deposits
Interest checking	$ 7,328	$ 33	0.91%	$ 4,997	$ 23	0.92%
Money market	22,393	221	1.99%	20,259	140	1.39%
Savings	4,807	27	1.13%	3,618	20	1.11%
Certificates	96,154	1,509	3.16%	72,365	981	2.72%
Total deposits	130,682	1,790	2.76%	101,239	1,164	2.31%
Borrowings	8,354	196	4.73%	5,096	116	4.57%
Total interest bearing liabilities	139,036	1,986	2.88%	106,335	1,280	2.41%
Noninterest bearing deposits	13,637			8,222
Other liabilities	1,057			354
Total liabilities	153,730			114,911
Equity capital	15,596			13,701
Total liabilities and capital	$ 169,326			$ 128,612

Net interest income before
provision for loan losses		$ 3,124			$ 2,248

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.77%			3.61%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			4.06%			3.84%

Provision for loan losses

The provision for loan losses for the six months ended June 30, 2005 was $128,000, compared to $161,000 for the six months ended June 30, 2004.  The 20.7% decrease in 2005 was due to a smaller increase in loans in 2005 than in 2004.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.

Noninterest income

Noninterest income increased significantly from $810,000 for the first six months of 2004 to $1,238,000 for the first six months of 2005, a $428,000, or 52.9%, increase.  This increase was directly attributable to improvement in the operations of the Bank’s mortgage banking and insurance subsidiaries.  Gains on loan sales increased from $527,000 for the first six months of 2004 to $824,000 for the first six months of 2005, a $297,000, or 56.3%, increase.  Other noninterest income increased from $62,000 for the first six months of 2004 to $180,000 for the first six months of 2005, a $118,000, or 191.6%, increase.

Noninterest expense

Noninterest expense for the six months ended June 30, 2005 totaled $3,319,000, an increase of $683,000, or 25.9%, from the $2,636,000 recorded for the six months ended June 30, 2004.  Salaries and benefits represented the largest increase, increasing by $320,000, or 21.3%, for the first six months of 2005 to $1,825,000, compared to $1,505,000 for the first six months of 2004.  This increase as well as other increases in noninterest expense were primarily attributable to the growth of the Bank.  Professional and outside services increased by $130,000, or 40.0%, for the six months ended June 30, 2005 compared to the same period in 2004 due to costs associated with compliance with the Sarbanes-Oxley Act of 2002.

Income taxes

The provision for income taxes for the six months ended June 30, 2005 is based upon the results of operations.  Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income.  If any such assets are not likely to be recovered, a valuation allowance must be recognized.  We have determined that a valuation allowance is not required for deferred tax assets as of June 30, 2005.  The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

We did not record an income tax provision for the six months ended June 30, 2004 as we had a federal net operating loss carry forward of $914,000 which offset taxable income.  Also at June 30, 2004, we recorded a valuation allowance for the entire amount of the deferred tax asset as the timing and level of future earnings necessary to realize the deferred tax asset was uncertain at that time.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded a franchise tax expense of $60,000 and $56,000 for the six months ended June 30, 2005 and 2004, respectively.

Loan portfolio

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)
	June 30, 2005		December 31, 2004
	Amount	%	Amount	%

Commercial	$ 14,986	10.2%	$ 40,491	29.8%
Real estate - residential	23,529	16.1%	11,068	8.1%
Real estate - commercial	51,680	35.3%	45,121	33.2%
Real estate - construction	51,102	34.9%	30,870	22.7%
Consumer	5,126	3.5%	8,457	6.2%

Total loans	146,423	100.0%	136,007	100.0%
Less: unearned income, net	(307)		(331)
Less: Allowance for loan losses	(1,639)		(1,514)

Total loans, net	$ 144,477		$ 134,162

Allowance for loan losses

The allowance for loan losses at June 30, 2005 was $1,639,000, compared to $1,514,000 at December 31, 2004.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) was 1.12% at June 30, 2005 and at December 31, 2004.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.  See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Six Months Ended June 30,
	2005	2004

Beginning balance	$ 1,514	$ 1,138
Provision for loan losses	128	161
Charge-offs - comercial	(4)	(79)
Recoveries	1	-

Ending balance	$ 1,639	$ 1,220

Loans outstanding at end of period (1)	$ 146,116	$ 109,504
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of period	1.12%	1.11%

Average loans outstanding for the period (1)	$ 140,509	$ 102,736
Ratio of net charge-offs to average loans
outstanding for the period	0.00%	0.08%

(1) Loans are net of unearned income.

Investment portfolio

At June 30, 2005 and December 31, 2004, all of our securities were classified as available-for-sale.  The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(In thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
June 30, 2005
US Government Agencies
Within one year	$ 605	$ 605	$ (1)	$ 604	3.76%
More than five years	1,789	1,789	(14)	1,775	4.97%
Total	2,394	2,394	(15)	2,379	4.66%

Mortgage-backed securities
More than five years	391	392	13	405	3.65%
Total	391	392	13	405	3.65%

Other investments
Within one year	145	145	-	145	5.50%
More than five years	50	50	-	50	3.92%
	195	195	-	195	5.10%

Total investment securities	$ 2,980	$ 2,981	$ (2)	$ 2,979	4.56%

December 31, 2004
US Government Agencies
Within one year	$ 1,820	$ 1,814	$ (1)	$ 1,813	2.13%
One to five years	500	513	(8)	505	2.97%
More than five years	2,500	2,500	(49)	2,451	2.82%
Total	4,820	4,827	(58)	4,769	2.57%

Mortgage-backed securities
More than five years	450	453	10	463	3.62%
Total	450	453	10	463	3.62%

Other investments
Within one year	146	146	-	146	5.50%
More than five years	50	50	-	50	3.92%
	196	196	-	196	5.10%

Total investment securities	$ 5,466	$ 5,476	$ (48)	$ 5,428	2.75%

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

Goodwill of $689,000 at June 30, 2005 was related to the Bank’s acquisition of Village Bank Mortgage in 2003.  There was no impairment of goodwill at June 30, 2005.

Deposits

Total deposits increased by $3,250,000, or 2.3%, during the first six months of 2005 as compared to an increase of $20,049,000, or 20.8%, during the first six months of 2004.  In 2005, the increase in deposits resulted primarily from an increase of $2,531,000 in noninterest demand accounts and an increase of $2,100,000 in time deposits, offset by a $2,349,000 decline in money market accounts.  The net increase in deposits was due to the efforts of our two newest branches which were opened in late 2004.  In 2004, the increase in deposits occurred primarily in noninterest demand accounts which increased by $2,120,000, or 28.2%, and time deposits which increased by $17,540,000, or 29.1%.

The mix of our deposits continues to be weighted toward time deposits which represent 67.8% of our total deposits at June 30, 2005 as compared to 67.9% at December 31, 2004.  As a result, our cost of funds is higher than we would like and we are striving to change this mix more toward lower cost checking accounts.  As our branch network increases and becomes more convenient to a larger segment of our targeted customer base, we believe that a move to a higher percentage of our deposits in checking accounts will occur.  Additionally, we are emphasizing checking account deposit growth at our existing branches.

The average cost of interest-bearing deposits for the six months ended June 30, 2005 and 2004 was 2.76% and 2.31%, respectively.  This increase in our average cost of interest-bearing deposits has mirrored the overall increase in interest rates resulting from the actions by the Federal Reserve to increase short-term interest rates.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $4,000,000 at June 30, 2005 and December 31, 2004.  The FHLB advances are secured by the pledge of U.S. government agency securities and the pledge of our FHLB stock.

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.  We did not have any purchased federal funds at June 30, 2005 or December 31, 2004.

Contractual obligations and other commitments

The following summarizes our contractual cash obligations and commitments, including maturing certificates of deposit, at June 30, 2005 and the effect such obligations may have on liquidity and cash flows in future periods.

Contractual Obligations
(Dollars in thousands)

	Less Than	1-3	3-5	Over 5
	One Year	Years	Years	Years	Total

Leased property	$ 87	$ 88	$ 2	$ -	$ 177
Time deposits (1)	51,976	25,592	19,637	-	97,205
Trust preferred securities	-	-	-	5,155	5,155
FHLB advances	-	4,000	-	-	4,000
Other borrowings	88	-	-	-	88
Undisbursed credit lines	41,996	-	-	-	41,996
Commitments to extend credit	24,315	-	-	-	24,315
Standby letters of credit	3,916	-	-	-	3,916

	$ 122,378	$ 29,680	$ 19,639	$ 5,155	$ 176,852

(1) We expect to retain maturing deposits or replace maturing amounts with comparable time deposits based on current market rates.

Capital resources

Stockholders’ equity at June 30, 2005 was $15,996,000, compared to $14,985,000 at December 31, 2004.  The $1,011,000 increase in equity during the first six months of 2005 was due to proceeds from the issuance of common stock of $376,000 and net income of $604,000.  The $222,000 increase in equity during the first six months of 2004 was due to proceeds from the issuance of common stock of $10,000, offset by a $49,000 increase in net unrealized losses on securities available-for-sale, and net income of $261,000.

During the first quarter of 2005, the Company issued $5.2 million in Trust Preferred Capital Notes to increase its regulatory capital and to help fund its expected growth in 2005.  The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands)

	June 30,	December 31,
	2005	2004

Tier 1 capital
Common stock	$ 7,195	$ 7,047
Additional paid-in capital	8,845	8,616
Trust preferred securities	5,000	-
Accumulated deficit	(41)	(646)
Total equity	20,999	15,017
Less: goodwill	(689)	(689)
Total Tier 1 capital	20,310	14,328

Tier 2 capital
Allowance for loan losses	1,639	1,514
Total Tier 2 capital	1,639	1,514

Total risk-based capital	21,949	15,842

Risk-weighted assets	$ 158,816	$ 153,020

Capital ratios
Tier 1 capital to risk-weighted assets	12.8%	9.4%
Total capital to risk-weighted assets	13.8%	10.4%
Leverage ratio (Tier 1 capital to
average assets)	11.7%	9.4%
Equity to total assets	9.4%	9.3%

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At June 30, 2005, cash, cash equivalents and investment securities available for sale totaled $10,868,000, or 6.4% of total assets, which we believe is adequate to meet short-term liquidity needs.

At June 30, 2005, we had commitments to originate $70,227,000 of loans.  Fixed commitments to incur capital expenditures were less than $25,000 at June 30, 2005.  Time deposits scheduled to mature in the 12-month period ending June 30, 2006 totaled $51,976,000 at June 30, 2005.  We believe that a significant portion of such deposits will remain with us.  We further believe that loan repayments and other sources of funds will be adequate to meet our foreseeable short- and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at June 30, 2005.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Interest Rate Sensitivity GAP Analysis
June 30, 2005
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 1,444	$ 1,082	$ 4,797	$ 1,931	$ 4,082	$ 13,336
Variable rate	86,425	3,550	7,801	12,635	22,676	133,087
Investment securities	749	-	-	-	2,230	2,979
Loans held for sale	3,476	-	-	-	-	3,476
Federal funds sold	2,983	-	-	-	-	2,983

Total rate sensitive assets	95,077	4,632	12,598	14,566	28,988	155,861
Cumulative rate sensitive assets	95,077	99,709	112,307	126,873	155,861

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	6,592	-	6,592
Money market accounts	21,652	-	-	-	-	21,652
Savings (2)	-	-	-	5,268	-	5,268
Time deposits	16,775	12,492	22,709	25,592	19,637	97,205
FHLB advances	-	-	-	4,000	-	4,000
Trust preferred securities	-	-	-	-	5,155	5,155
Other borrowings	88	-	-	-	-	88

Total rate sensitive liabilities	38,515	12,492	22,709	41,452	24,792	139,960
Cumulative rate sensitive liabilities	38,515	51,007	73,716	115,168	139,960

Rate sensitivity gap for period	$ 56,562	$ (7,860)	$ (10,111)	$ (26,886)	$ 4,196	$ 15,901
Cumulative rate sensitivity gap	$ 56,562	$ 48,702	$ 38,591	$ 11,705	$ 15,901

Ratio of cumulative gap to total assets	33.3%	28.7%	22.7%	6.9%	9.4%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	246.9%	195.5%	152.4%	110.2%	111.4%
Ratio of cumulative gap to cumulative
rate sensitive assets	59.5%	48.8%	34.4%	9.2%	10.2%

(1) Includes nonaccrual loans of $1,092,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At June 30, 2005, our assets that reprice within one year exceeded liabilities that reprice within one year by $38,591,000 and therefore we were in an asset sensitive position.  A positive gap can adversely affect earnings in periods of falling interest rates, but can improve earnings in periods of rising interest rates.  This positive position is due primarily to our adjustable rate loan portfolio.

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

ITEM 3 – CONTROLS AND PROCEDURES

Based upon an evaluation as of June 30, 2005 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act are made known to them in a timely fashion.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2005 Annual Meeting of Shareholders on Tuesday, April 26, 2005 at 10:00 a.m. at the Salisbury Country Club, 13620 Salisbury Road, Midlothian, Virginia.

There were 1,444,124 shares represented in person or by proxy, which represented 81.7% of the outstanding shares.  There was a quorum for all purposes.

The shareholders were asked to vote on the election of directors of the Company, to amend the Company’s Articles of Incorporation to change the name of the holding company to Village Bank and Trust Financial Corp., and to ratify the appointment of the independent auditor for the Company for 2005.

The votes cast for or withheld for the election of directors were as follows:

Name

     For

                   Withheld

Class B Directors:

R. T. Avery, III

1,441,974

  2,150

William B. Chandler

1,441,824

  2,800

Kent E. Engelke

1,408,274

36,650

R. Calvert Esleeck, Jr.

1,439,174

  4,950

The votes cast for or against to approve the amendment to the Company’s Articles of Incorporation to change the name of the holding company to Village Bank and Trust Financial Corp. were as follows:

      For

Against

Abstain

1,392,893

 50,331

  900

The votes cast for or against to ratify the appointment of BDO Seidman, LLP as independent auditors for the Company for 2005 were as follows:

       For

Against

Abstain

1,439,574

   600

 3,950

There were no broker non-votes in connection with the approval of the amendment to the Company’s Articles of Incorporation or the ratification of the appointment of BDO Seidman, LLP.

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

VILLAGE BANK AND TRUST FINANCIAL CORP.

(Registrant)

Date:  August 12, 2005

By: /s/ Thomas W. Winfree

      Thomas W. Winfree

      President and

      Chief Executive Officer

Date:  August 12, 2005

By: /s/ C. Harril Whitehurst, Jr.

      C. Harril Whitehurst, Jr.

      Senior Vice President and

      Chief Financial Officer

Exhibit Index

Exhibit

Number

Document

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

   32.1

Statement of Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350