Form 10-Q
period 2005-09-30
Village Bank & Trust Financial Corp.
filed 2005-11-14
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE EXCHANGE ACT

For the transition period from ______ to ______

__________

Commission file number: 0-50765

VILLAGE BANK AND TRUST FINANCIAL CORP.

(Exact name of small business issuer as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	16-1694602 (State or other jurisdiction of incorporation or organization)

1231 Alverser Drive, P.O. Box 330, Midlothian, Virginia  23113

(Address of principal executive offices)

804-897-3900

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No__.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes__  No X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

1,826,989 shares of common stock, $4.00 par value, outstanding as of November 10, 2005.

Village Bank and Trust Financial Corp.

Form 10-QSB

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Consolidated Statements of Financial Condition

September 30, 2005 (unaudited) and December 31, 2004

3

Consolidated Statements of Operations

For the Three and Nine Months Ended

September 30, 2005 and 2004 (unaudited)

4

Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended

September 30, 2005 and 2004 (unaudited)

5

Consolidated Statements of Cash Flows

For the Nine Months Ended

September 30, 2005 and 2004 (unaudited)

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

26

Item 5.  Other Information

26

Item 6.  Exhibits

26

Signatures

28

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp.
Consolidated Statements of Financial Condition
September 30, 2005 (unaudited) and December 31, 2004

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and due from banks	$ 5,874,017	$ 3,641,535
Federal funds sold	21,781,870	4,957,872
Investment securities available for sale	3,077,432	5,427,604
Loans held for sale	3,862,024	2,867,084
Loans
Outstandings	160,603,217	136,006,900
Allowance for loan losses	(1,785,694)	(1,514,029)
Deferred fees	(197,704)	(330,578)
	158,619,819	134,162,293
Premises and equipment, net	6,938,834	6,214,573
Accrued interest receivable	814,145	610,866
Goodwill	689,108	689,108
Other assets	3,637,008	1,733,939

	$ 205,294,257	$ 160,304,874

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$ 16,148,446	$ 10,030,927
Now	6,871,283	6,453,323
Money market	26,292,495	24,000,555
Savings	4,994,143	4,437,962
Time deposits of $100,000 and over	35,914,250	31,974,101
Other time deposits	87,503,049	63,130,518
	177,723,666	140,027,386
FHLB advances	4,000,000	4,000,000
Long-term debt - trust preferred securities	5,155,000	-
Other borrowings	180,818	835,079
Accrued interest payable	191,935	175,154
Other liabilities	1,521,902	282,096
Total liabilities	188,773,321	145,319,715

Stockholders' equity
Preferred stock, $1 par value - 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $4 par value - 3,000,000 shares authorized;
1,824,764 shares issued and outstanding at September 30, 2005,
1,761,744 shares issued and outstanding at December 31, 2004	7,299,056	7,046,976
Additional paid-in capital	9,006,472	8,615,748
Accumulated other comprehensive
income (loss)	(2,425)	(31,798)
Retained earnings (deficit)	217,833	(645,767)
Total stockholders' equity	16,520,936	14,985,159
	$ 205,294,257	$ 160,304,874
See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Interest income
Loans	$ 2,848,485	$ 1,832,222	$ 7,798,389	$ 5,198,375
Investment securities	35,693	49,225	104,130	161,537
Federal funds sold	121,743	23,223	213,217	63,142
Total interest income	3,005,921	1,904,670	8,115,736	5,423,054

Interest expense
Deposits	1,187,060	641,807	2,977,277	1,805,993
Borrowed funds	114,100	42,648	310,087	149,004
Total interest expense	1,301,160	684,455	3,287,364	1,954,997

Net interest income	1,704,761	1,220,215	4,828,372	3,468,057
Provision for loan losses	155,374	206,484	282,978	367,384
Net interest income after provision
for loan losses	1,549,387	1,013,731	4,545,394	3,100,673

Noninterest income
Service charges and fees	105,444	139,142	340,102	386,554
Gain on sale of loans	621,773	294,922	1,445,779	825,547
Loss on securities, net	-	-	-	(26,370)
Other	186,719	71,435	366,499	129,509
Total noninterest income	913,936	505,499	2,152,380	1,315,240

Noninterest expense
Salaries and benefits	1,147,315	789,886	2,972,570	2,295,076
Occupancy	99,317	85,579	270,490	225,350
Equipment	102,009	108,791	356,751	343,111
Supplies	83,921	52,146	246,825	138,912
Professional and outside services	212,391	170,340	666,082	499,934
Advertising and marketing	92,482	25,451	184,300	91,710
Other operating expense	333,208	148,007	692,272	421,660
Total noninterest expense	2,070,643	1,380,200	5,389,290	4,015,753

Net income before income taxes	392,680	139,030	1,308,484	400,160
Provision for income taxes	133,511	-	444,884	-

Net income	$ 259,169	$ 139,030	$ 863,600	$ 400,160

Earnings per share, basic	$ 0.14	$ 0.08	$ 0.48	$ 0.23
Earnings per share, diluted	$ 0.13	$ 0.07	$ 0.43	$ 0.21

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp.
Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2004	1,761,744	$7,046,976	$8,615,748	$ (645,767)	$ (31,798)	$14,985,159
Issuance of common stock	63,020	252,080	390,724	-	-	642,804
Net income	-	-	-	863,600	-	863,600
Change in unrealized gain
(loss) on securities
available for sale					29,373	29,373
Total comprehensive
income						892,973

Balance, September 30, 2005	1,824,764	$7,299,056	$9,006,472	$ 217,833	$ (2,425)	$16,520,936

Balance, December 31, 2003	1,710,994	$6,843,976	$ 8,303,810	$(1,507,310)	$ (50,786)	$13,589,690
Issuance of common stock	34,750	139,000	212,738	-	-	351,738
Net income	-	-	-	400,160	-	400,160
Change in unrealized gain
(loss) on securities
available for sale		-	-	-	46,982	46,982
Total comprehensive
income						447,142

Balance, September 30, 2004	1,745,744	$6,982,976	$8,516,548	$(1,107,150)	$ (3,804)	$14,388,570

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$ 863,600	$ 400,160
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	239,399	260,136
Provision for loan losses	282,978	367,384
Gain on loans sold	(1,445,779)	(825,547)
Loss on securities	-	26,370
Proceeds from sale of mortgage loans	60,565,787	35,654,585
Origination of mortgage loans for sale	(60,114,948)	(36,311,540)
Amortization of premiums and accretion of
discounts on securities, net	14,294	18,280
Increase in interest receivable	(203,279)	(88,850)
Increase in other assets	(1,903,590)	(267,307)
Increase in interest payable	16,781	36,000
Increase in other liabilities	1,239,806	949,771
Net cash provided by (used in) operating activities	(444,951)	219,442

Cash Flows from Investing Activities
Purchases of available for sale securities	(11,560,031)	(4,548,664)
Maturities of available for sale securities	13,925,803	7,609,198
Net increase in loans	(24,740,504)	(29,198,204)
Purchases of premises and equipment	(963,660)	(285,690)
Net cash used in investing activities	(23,338,392)	(26,423,360)

Cash Flows from Financing Activities
Issuance of common stock	642,804	351,738
Net increase in deposits	37,696,280	25,926,883
Proceeds from issuance of trust preferred securities	5,155,000	-
Net increase (decrease) in other borrowings	(654,261)	2,755,047
Net cash provided by financing activities	42,839,823	29,033,668

Net increase in cash and cash equivalents	19,056,480	2,829,750
Cash and cash equivalents, beginning of period	8,599,407	5,564,441

Cash and cash equivalents, end of period	$ 27,655,887	$ 8,394,191

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information.  Accordingly , they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three month and nine month periods ended September 30, 2005 is not necessarily indicative of the results to be expected for the full year ending December 31, 2005.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Note 2 - Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the period.  Actual results could differ significantly from those estimates.

Note 3 - Earnings per common share

Basic earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period.  For the three month periods ended September 30, 2005 and 2004, the weighted-average number of common shares totaled 1,812,922 and 1,729,336, respectively.  For the nine month periods ended September 30, 2005 and 2004, the weighted-average number of common shares totaled 1,786,931 and 1,717,732, respectively.   Diluted earnings per share reflects the potential dilution of securities that could share in the net income of the Company.  Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented.  For the three month periods ended September 30, 2005 and 2004, the weighted-average number of common shares on a fully diluted basis totaled 2,056,264 and 1,914,763, respectively. For the nine month periods ended September 30, 2005 and 2004, the weighted-average number of common shares on a fully diluted basis totaled 1,987,378 and 1,929,242, respectively. There were options to acquire 17,000 and 42,800 shares of common stock that were anti-dilutive for the three and nine month periods ended September 30, 2005, respectively, and options to acquire 25,000 shares of common stock that were anti-dilutive for the three and nine month periods ended September 30, 2004.

Note 4 – Stock incentive and stock warrant plans

The Organizational Investors Warrant Plan made available 140,000 warrants for grant to the Company’s initial (organizational) investors for certain risks associated with the establishment of the Bank.  The warrants have an exercise price of $10 per share (which approximated the fair value per share of common stock at issuance date) and expire in April 2008.  At September 30, 2005, 137,500 warrants had been issued and none had been exercised.

The Company has an Incentive Plan which authorizes the issuance of up to 255,000 shares of Common Stock to assist the Company in recruiting and retaining key personnel.  The following table summarizes options outstanding under this plan:

	Nine Months Ended September 30,
	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Options outstanding at beginning of period	197,410	$ 9.14	160,900	$ 8.44
Granted	28,300	12.59	37,000	12.17
Forfeited	-	-	(840)	8.80
Exercised	-	-	-	-

Options outstanding at end of period	225,710	$ 9.57	197,060	$ 9.14

Options exercisable at end of period	133,060		122,610

Fair value per share of options
granted during the period	$ 4.74		$ 4.99

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

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2005	2004	2005	2004

Net income as reported	$ 259,169	$ 139,030	$ 863,600	$ 400,160
Options expense	(22,440)	(27,000)	(53,460)	(61,000)

Pro forma net income	$ 236,729	$ 112,030	$ 810,140	$ 339,160

Net income per share
Basic - as reported	$ 0.14	$ 0.08	$ 0.48	$ 0.23
Basic - pro forma	$ 0.13	$ 0.06	$ 0.46	$ 0.20

Diluted - as reported	$ 0.13	$ 0.07	$ 0.43	$ 0.21
Diluted - pro forma	$ 0.12	$ 0.06	$ 0.41	$ 0.18

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants for the periods indicated:

	Three Months Ended Sept 30,
	2005	2004

Risk-free interest rate	4.3%	4.0%
Dividend yield	0%	0%
Expected weighted average term	7years	7years
Volatility	25%	25%

Note 5 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at September 30, 2005 was 6.02%. The securities may be redeemed at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Our total assets increased to $205,294,000 at September 30, 2005 from $160,305,000 at December 31, 2004.  The 28.1% increase in total assets during the first nine months of 2005 resulted from the growth of our business and customer base.  Of the $45.0 million of growth in 2005, $35.5 million occurred in the third quarter.  The third quarter growth is attributable to growth in deposits of $34.4 million.  This increase in deposits was due to the efforts of our two newest branches which were opened in late 2004 and new deposit products that were well received by our customers.  One deposit product generated a significant amount of this growth and was offered only during the month of August.  Accordingly, we may not experience the same growth in deposits in the fourth quarter.

The following presents management’s discussion and analysis of the financial condition of the Company at September 30, 2005 and December 31, 2004, and results of operations for the Company for the three and nine month periods ended September 30, 2005 and 2004.  This discussion should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Results of operations

We recorded net income of $259,000, or $0.13 per share on a fully diluted basis, in the third quarter of 2005 compared to net income of $139,000, or $0.07 per share on a fully diluted basis, in the third quarter of 2004.  For the first nine months of 2005, net income amounted to $864,000, or $0.43 per share on a fully diluted basis, as compared to $400,000, or $0.21 per share on a fully diluted basis, for the same period in 2004.

The improvement in our results of operations for the third quarter of 2005 of $124,000 over the results in 2004 was attributable primarily to our growth in loans and an improved net interest margin, as well as improved performance by Village Bank Mortgage.  The Company’s primary source of income, net interest income, increased by $485,000, or 39.8%, from $1,220,000 in the third quarter of 2004 to $1,705,000 in the third quarter of 2005.  Noninterest income increased by $408,000, or 80.8%, from $506,000 in the third quarter of 2004 to $914,000 in the third quarter of 2005.  This increase in noninterest income is primarily due to improved operations of Village Bank Mortgage.  We expected the better operating results from Village Bank Mortgage in 2005 because Village Bank Mortgage has been successful in attracting additional loan officers to generate higher loan volume.

Noninterest expense increased by $690,000, or 50.0%, from $1,380,000 in the third quarter of 2004 to $2,070,000 in the third quarter of 2005.  This increase in noninterest expense is attributable to our growth and expansion, with the majority of the increase in salaries and benefits of $357,000.

The improvement in our results of operations for the nine months ended September 30, 2005 of $463,000 over the results for the same period in 2004 was also attributable primarily to our growth in loans and an improved net interest margin, as well as improved performance by Village Bank Mortgage.  The Company’s primary source of income, net interest income, increased by $1,360,000, or 39.2%, from $3,468,000 for the first nine months of 2004 to $4,828,000 for the first nine months of 2005.  Noninterest income increased by $837,000, or 63.6%, from $1,315,000 for the first nine months of 2004 to $2,152,000 for the first nine months of 2005.  This increase in noninterest income is primarily due to improved operations of Village Bank Mortgage.  As discussed previously, we expected the better operating results from Village Bank Mortgage in 2005.

Noninterest expense increased by $1,373,000, or 34.2%, from $4,016,000 for the first nine months of 2004 to $5,389,000 for the first nine months of 2005.  This increase in noninterest expense is attributable to our growth and expansion, with the majority of the increase in salaries and benefits of approximately $677,000, and a $166,000 increase in professional and outside services resulting from costs associated with compliance with the Sarbanes-Oxley Act of 2002.

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

Net interest income for the nine months ended September 30, 2005 and 2004 was $4,828,000 and $3,468,000, respectively.  This increase of $1,360,000, or 39.2%, in net interest income was due to growth in loans and an improved net interest margin.  Net loans increased by $38,267,000, or 31.8%, from $120,353,000 at September 30, 2004 to $158,620,000 at September 30, 2005.  In addition, our net interest margin for the nine months ended September 30, 2005 was 4.01% compared to 3.85% for the first nine months of 2004.  This improvement in our net interest margin is due to the recent increases in the prime interest rate resulting from the increases in short-term interest rates by the Federal Reserve.

Average interest-earning assets for the first nine months of 2005 increased by $40,714,000, or 33.8%, compared to the first nine months of 2004.  The increase in interest-earning assets was due to the growth of our loan portfolio.  The average yield on interest-earning assets increased to 6.74% for the first nine months of 2005 compared to 6.02% for the first nine months of 2004.  The increase in the average yields from 2004 to 2005 was due primarily to an improvement in the yield on loans.

Our average interest-bearing liabilities increased by $35,292,000, or 32.5%, for the first nine months of 2005 compared to the first nine months of 2004.  The growth in interest-bearing liabilities was primarily due to strong growth in deposits.  The average cost of interest-bearing liabilities increased to 3.05% for the first nine months of 2005 from 2.40% for the first nine months of 2004.  The principal reasons for the increase in the liability costs was the rise in short-term rates by the Federal Reserve discussed previously and an increase in our borrowing costs associated with the issuance of trust preferred securities.  See our discussion of interest rate sensitivity below for more information.

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

Average Balance Sheets
(In thousands)

	Nine Months Ended Sept 30, 2005			Nine Months Ended Sept 30, 2004
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Gross loans	$144,561	$7,676	7.10%	$106,390	$5,141	6.45%
Investment securities	4,377	104	3.18%	4,960	162	4.36%
Loans held for sale	2,812	123	5.85%	1,392	57	5.47%
Federal funds and other	9,338	213	3.05%	7,632	63	1.10%
Total interest earning assets	161,088	8,116	6.74%	120,374	5,423	6.02%
Allowance for loan losses	(1,615)			(1,228)
Cash and due from banks	6,670			4,416
Premises and equipment, net	6,454			6,082
Other assets	4,051			1,993
Total assets	$176,648			$131,637

Interest bearing deposits
Interest checking	$ 6,990	$ 43	0.82%	$ 5,149	$ 36	0.93%
Money market	22,814	372	2.18%	20,525	216	1.41%
Savings	4,807	40	1.11%	3,750	32	1.14%
Certificates	101,061	2,522	3.34%	74,264	1,522	2.74%
Total deposits	135,672	2,977	2.93%	103,688	1,806	2.33%
Borrowings	8,319	310	4.98%	5,010	149	3.97%
Total interest bearing liabilities	143,991	3,287	3.05%	108,698	1,955	2.40%
Noninterest bearing deposits	14,950			8,735
Other liabilities	1,463			325
Total liabilities	160,404			117,758
Equity capital	16,244			13,879
Total liabilities and capital	$176,648			$131,637

Net interest income before
provision for loan losses		$4,829			$3,468

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.68%			3.62%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			4.01%			3.85%

Provision for loan losses

The provision for loan losses for the nine months ended September 30, 2005 was $283,000, compared to $367,000 for the nine months ended September 30, 2004.  The 23.0% decrease in 2005 was due to a smaller increase in loans in 2005 than in 2004.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.  See our discussion of the allowance for loan losses under Allowance for loan losses and Critical accounting policies below.

Noninterest income

Noninterest income increased significantly from $1,315,000 for the first nine months of 2004 to $2,152,000 for the first nine months of 2005, an $837,000, or 63.6%, increase.  This increase was directly attributable to improvement in the operations of the Bank’s mortgage banking and insurance subsidiaries.  Gains on loan sales increased from $826,000 for the first nine months of 2004 to $1,446,000 for the first nine months of 2005, a $620,000, or 75.1%, increase.  Other noninterest income increased from $130,000 for the first nine months of 2004 to $367,000 for the first nine months of 2005, a $237,000, or 183.0%, increase.

Noninterest expense

Noninterest expense for the nine months ended September 30, 2005 totaled $5,388,000, an increase of $1,374,000, or 34.2%, from the $4,016,000 recorded for the nine months ended September 30, 2004.  Salaries and benefits represented the largest increase, increasing by $678,000, or 29.5%, for the first nine months of 2005 to $2,973,000, compared to $2,295,000 for the first nine months of 2004.  This increase as well as other increases in noninterest expense were primarily attributable to the growth of the Bank.  Professional and outside services increased by $166,000, or 33.2%, for the nine months ended September 30, 2005 compared to the same period in 2004 due to costs associated with compliance with the Sarbanes-Oxley Act of 2002.

Income taxes

The provision for income taxes for the nine months ended September 30, 2005 is based upon the results of operations.  Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income.  If any such assets are not likely to be recovered, a valuation allowance must be recognized.  We have determined that a valuation allowance is not required for deferred tax assets as of September 30, 2005.  The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

We did not record an income tax provision for the nine months ended September 30, 2004 as we had a federal net operating loss carry forward of $914,000 which offset taxable income.  Also at September 30, 2004, we recorded a valuation allowance for the entire amount of the deferred tax asset as the timing and level of future earnings necessary to realize the deferred tax asset was uncertain at that time.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded a franchise tax expense of $90,000 and $86,500 for the nine months ended September 30, 2005 and 2004, respectively.

Loan portfolio

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	September 30, 2005		December 31, 2004
	Amount	%	Amount	%

Commercial	$ 14,932	9.3%	$ 40,491	29.8%
Real estate - residential	26,675	16.6%	11,068	8.1%
Real estate - commercial	59,425	37.0%	45,121	33.2%
Real estate - construction	54,194	33.7%	30,870	22.7%
Consumer	5,377	3.3%	8,457	6.2%

Total loans	160,603	100.0%	136,007	100.0%
Less: unearned income, net	(197)		(331)
Less: Allowance for loan losses	(1,786)		(1,514)

Total loans, net	$ 158,620		$ 134,162

Allowance for loan losses

The allowance for loan losses at September 30, 2005 was $1,786,000, compared to $1,514,000 at December 31, 2004.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) was 1.11% at September 30, 2005 and 1.12% at December 31, 2004.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.  See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004

Beginning balance	$ 1,514	$ 1,138
Provision for loan losses	283	367
Charge-offs - comercial	(13)	(99)
Recoveries	2	2

Ending balance	$ 1,786	$ 1,408

Loans outstanding at end of period (1)	$ 160,406	$ 121,761
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of period	1.11%	1.16%

Average loans outstanding for the period (1)	$ 144,561	$ 106,390
Ratio of net charge-offs to average loans
outstanding for the period	0.01%	0.09%

(1) Loans are net of unearned income.

Investment portfolio

At September 30, 2005 and December 31, 2004, all of our securities were classified as available-for-sale.  The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(In thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
September 30, 2005
US Government Agencies
Within one year	$ 605	$ 600	$ (1)	$ 599	3.86%
One to five years	360	360	-	360	4.65%
More than five years	1,789	1,789	(25)	1,764	4.97%
Total	2,754	2,749	(26)	2,723	4.68%

Mortgage-backed securities
More than five years	295	296	8	304	3.62%
Total	295	296	8	304	3.62%

Other investments
More than five years	50	50	-	50	3.92%
	50	50	-	50	3.92%

Total investment securities	$ 3,099	$ 3,095	$ (18)	$ 3,077	4.57%

December 31, 2004
US Government Agencies
Within one year	$ 1,820	$ 1,814	$ (1)	$ 1,813	2.13%
One to five years	500	513	(8)	505	2.97%
More than five years	2,500	2,500	(49)	2,451	2.82%
Total	4,820	4,827	(58)	4,769	2.57%

Mortgage-backed securities
More than five years	450	453	10	463	3.62%
Total	450	453	10	463	3.62%

Other investments
Within one year	146	146	-	146	5.50%
More than five years	50	50	-	50	3.92%
	196	196	-	196	5.10%

Total investment securities	$ 5,466	$ 5,476	$ (48)	$ 5,428	2.75%

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

Goodwill of $689,000 at September 30, 2005 was related to the Bank’s acquisition of Village Bank Mortgage in 2003.  There was no impairment of goodwill at September 30, 2005.

Deposits

Total deposits increased by $37,696,000, or 26.9%, during the first nine months of 2005 as compared to an increase of $25,927,000, or 26.9%, during the first nine months of 2004.  In 2005, the increase in deposits resulted primarily from an increase of $6,118,000, or 61.0%, in noninterest demand accounts and an increase of $28,313,000, or 29.8%, in time deposits.  The net increase in deposits was due to the efforts of our two newest branches which were opened in late 2004 and new deposit products that have been well received by our customers.  One deposit product generated a significant amount of this growth and was offered only during the month of August. Accordingly, we may not experience the same growth in deposits in the fourth quarter.  In 2004, the increase in deposits occurred primarily in noninterest demand accounts which increased by $3,309,000, or 44.0%, and time deposits which increased by $20,202,000, or 33.5%.

The mix of our deposits continues to be weighted toward time deposits which represent 69.4% of our total deposits at September 30, 2005 as compared to 67.9% at December 31, 2004.  As a result, our cost of funds is higher than we would like and we are striving to change this mix more toward lower cost checking accounts.  As our branch network increases and becomes more convenient to a larger segment of our targeted customer base, we believe that a move to a higher percentage of our deposits in checking accounts will occur.  Additionally, we are emphasizing checking account deposit growth at our existing branches.

The average cost of interest-bearing deposits for the nine months ended September 30, 2005 and 2004 was 2.93% and 2.33%, respectively.  This increase in our average cost of interest-bearing deposits has mirrored the overall increase in interest rates resulting from the actions by the Federal Reserve to increase short-term interest rates.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $4,000,000 at September 30, 2005 and December 31, 2004.  The FHLB advances are secured by the pledge of first mortgage loans and the pledge of our FHLB stock.

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.  We did not have any purchased federal funds at September 30, 2005 or December 31, 2004.

Contractual obligations and other commitments

The following summarizes our contractual cash obligations and commitments, including maturing certificates of deposit, at September 30, 2005 and the effect such obligations may have on liquidity and cash flows in future periods.

Contractual Obligations
(Dollars in thousands)

	Less Than	1-3	3-5	Over 5
	One Year	Years	Years	Years	Total

Leased property	$ 293	$ 552	$ 170	$ 308	$ 1,323
Time deposits (1)	79,528	24,599	19,290	-	123,417
Trust preferred securities	-	-	-	5,155	5,155
FHLB advances	-	4,000	-	-	4,000
Other borrowings	181	-	-	-	181
Undisbursed credit lines	47,760	-	-	-	47,760
Commitments to extend credit	27,317	-	-	-	27,317
Standby letters of credit	3,624	-	-	-	3,624

	$158,703	$ 29,151	$ 19,460	$ 5,463	$212,777

(1) We expect to retain maturing deposits or replace maturing amounts with comparable time deposits based on current market rates.

Capital resources

Stockholders’ equity at September 30, 2005 was $16,521,000, compared to $14,985,000 at December 31, 2004.  The $1,536,000 increase in equity during the first nine months of 2005 was due to proceeds from the issuance of common stock of $643,000 and net income of $864,000.  The $799,000 increase in equity during the first nine months of 2004 was due to proceeds from the issuance of common stock of $352,000, a $47,000 decrease in net unrealized losses on securities available-for-sale, and net income of $400,000.

During the first quarter of 2005, the Company issued $5.2 million in Trust Preferred Capital Notes to increase its regulatory capital and to help fund its expected growth in 2005.  The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands)

	September 30,	December 31,
	2005	2004

Tier 1 capital
Common stock	$ 7,299	$ 7,047
Additional paid-in capital	9,006	8,616
Trust preferred securities	5,000	-
Retained earnings (deficit)	218	(646)
Total equity	21,523	15,017
Less: goodwill	(689)	(689)
Total Tier 1 capital	20,834	14,328

Tier 2 capital
Allowance for loan losses	1,786	1,514
Total Tier 2 capital	1,786	1,514

Total risk-based capital	22,620	15,842

Risk-weighted assets	$ 178,686	$ 153,020

Capital ratios
Tier 1 capital to risk-weighted assets	11.7%	9.4%
Total capital to risk-weighted assets	12.7%	10.4%
Leverage ratio (Tier 1 capital to
average assets)	12.0%	9.4%
Equity to total assets	9.4%	9.3%

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At September 30, 2005, cash, cash equivalents and investment securities available for sale totaled $30,733,000, or 15.0% of total assets, which we believe is adequate to meet short-term liquidity needs.

At September 30, 2005, we had commitments to originate $75,077,000 of loans.  Fixed commitments to incur capital expenditures were less than $25,000 at September 30, 2005.  Time deposits scheduled to mature in the 12-month period ending September 30, 2006 totaled $79,528,000 at September 30, 2005.  We believe that a significant portion of such deposits will remain with us.  We further believe that loan repayments and other sources of funds will be adequate to meet our foreseeable short- and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at September 30, 2005.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Interest Rate Sensitivity GAP Analysis
September 30, 2005
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 352	$ 3,279	$ 1,387	$ 1,898	$5,431	$12,347
Variable rate	100,404	3,633	11,294	14,265	18,660	148,256
Investment securities	600	-	-	-	2,477	3,077
Loans held for sale	3,862	-	-	-	-	3,862
Federal funds sold	21,782	-	-	-	-	21,782

Total rate sensitive assets	127,000	6,912	12,681	16,163	26,568	189,324
Cumulative rate sensitive assets	127,000	133,912	146,593	162,756	189,324

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	6,871	-	6,871
Money market accounts	26,292	-	-	-	-	26,292
Savings (2)	-	-	-	4,994	-	4,994
Time deposits	12,240	12,908	54,461	24,519	19,290	123,418
FHLB advances	-	-	-	4,000	-	4,000
Trust preferred securities	-	-	-	-	5,155	5,155
Other borrowings	181	-	-	-	-	181

Total rate sensitive liabilities	38,713	12,908	54,461	40,384	24,445	170,911
Cumulative rate sensitive liabilities	38,713	51,621	106,082	146,466	170,911

Rate sensitivity gap for period	$88,287	$ (5,996)	$(41,780)	$(24,221)	$ 2,123	$18,413
Cumulative rate sensitivity gap	$88,287	$82,291	$ 40,511	$ 16,290	$18,413

Ratio of cumulative gap to total assets	43.0%	40.1%	19.7%	7.9%	9.0%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	328.1%	259.4%	138.2%	111.1%	110.8%
Ratio of cumulative gap to cumulative
rate sensitive assets	69.5%	61.5%	27.6%	10.0%	9.7%

(1) Includes nonaccrual loans of $4,548,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At September 30, 2005, our assets that reprice within one year exceeded liabilities that reprice within one year by $40,510,000 and therefore we were in an asset sensitive position.  A positive gap can adversely affect earnings in periods of falling interest rates, but can improve earnings in periods of rising interest rates.  This positive position is due primarily to our adjustable rate loan portfolio.

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

ITEM 3 – CONTROLS AND PROCEDURES

Based upon an evaluation as of September 30, 2005 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act are made known to them in a timely fashion.

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

Date:  November 10, 2005

         By: /s/ Thomas W. Winfree

      Thomas W. Winfree

      President and

      Chief Executive Officer

Date:  November 10, 2005

         By: /s/ C. Harril Whitehurst, Jr.

      C. Harril Whitehurst, Jr.

      Senior Vice President and

      Chief Financial Officer

Exhibit Index

Exhibit

Number

Document

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

   32.1

Statement of Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350