Form 10KSB
period 2005-12-31
Village Bank & Trust Financial Corp.
filed 2006-03-27
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-50765

VILLAGE BANK AND TRUST FINANCIAL CORP.

(Name of small business issuer in its charter)

Virginia	16-1694602
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1231 Alverser Drive, P.O. Box 330, Midlothian, Virginia	23113
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 804-897-3900

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $4.00 par value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __ No X

State issuer’s revenues for its most recent fiscal year:  $14,815,000.

The aggregate market value of common stock held by non-affiliates of the registrant as of March 8, 2006 was approximately $25,997,000.

The number of shares of common stock outstanding as of March 8, 2006 was 1,883,823.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in conjunction with the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Village Bank and Trust Financial Corp.

Form 10-KSB

TABLE OF CONTENTS

Part I

Item 1.

Description of Business

3

Item 2.

Description of Property

14

Item 3.

Legal Proceedings

15

Item 4.

Submission of Matters to a Vote of Security Holders

15

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters

16

Item 6.

Management’s Discussion and Analysis or

Plan of Operation

17

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

Management and Related Stockholder Matters

37

Item 12.

Certain Relationships and Related Transactions

37

Item 13.

Exhibits

38

Item 14.

Principal Accountant Fees and Services

39

Signatures

40

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

General

Village Bank and Trust Financial Corp. (the “Company”) was organized under the laws of the Commonwealth of Virginia as a bank holding company whose activities consist of investment in its wholly-owned subsidiary, Village Bank (the “Bank”). The Bank opened to the public on December 13, 1999 as a traditional community bank offering deposit and loan services to individuals and businesses in the Richmond, Virginia metropolitan area. During 2003, the Company acquired or formed three wholly owned subsidiaries of the Bank, Village Bank Mortgage Corporation (“Village Mortgage”), a full service mortgage banking company, Village Insurance Agency, Inc. (“Village Insurance”), a full service property and casualty insurance agency, and Village Financial Services Corporation (“Village Financial Services”), a financial services company.

We offer a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans. We are a community-oriented and locally managed financial institution focusing on providing a high level of responsive and personalized services to our customers, delivered in the context of a strong direct relationship with our customers. We conduct our operations from our main office/corporate headquarters location in which we have an operating branch and five additional branch offices.

The Company was incorporated in January 2003.

Business Strategy

Our strategies include the following:

•

To be a full service financial services provider enabling us to establish and maintain relationships with our customers.

•

To attract customers by providing the breadth of products offered by larger banks while maintaining the quick response and personal service of a community bank. We will continue to look for opportunities to expand our products and services. In our first six years of operation, we have established a diverse product line, including commercial, mortgage and consumer loans as well as a full array of deposit products and services.

•

To increase net income and return to shareholders through continued loan growth, while controlling the cost of our deposits and noninterest expenses.

•

To expand our branch network to lower our cost of funds and diversify our loan portfolio with retail, consumer and commercial loans. We believe that branching will help us attract customers of financial institutions that have recently consolidated in our region who desire the personal services of a community bank. We plan to open four new branches in 2006, further expanding our presence in Chesterfield County and establishing a presence in Henrico County. Our ability to open new branches, however, may be affected by such things as availability of building materials, weather conditions, site approval by local government and regulatory approval.

•

To expand our capacity to generate noninterest income through the sale of mortgage loans. In 2005, we opened a new loan production office in Henrico County which we believe will expand our ability to originate mortgage loans for sale.

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

•

To target larger commercial customers. We plan to seek additional capital through the capital markets to increase our legal lending limit, which currently is approximately $3,000,000. Increasing our legal lending limit will help us accommodate the borrowing needs of larger customers. However, there can be no assurance that we will be successful in seeking additional capital.

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

Our strategy is to build a strong community banking franchise and branch network in Chesterfield and then expand our franchise into other counties in the Richmond Metropolitan area. In 2005, we opened a loan production office in Henrico County and two of the four retail branches we expect to open in 2006 will be in Henrico County. Both Chesterfield County and Henrico County have seen strong population growth in recent years, and the growth trends are expected to continue. According to the U.S. Census Bureau, the 2000 population of Chesterfield County was 259,903, compared to 209,274 in 1990. The number of households in Chesterfield County climbed from 73,441 in 1990 to 93,772 in 2000. The projected figures for 2010 are a population of 319,000 in 117,500 households. The 2000 population of Henrico County was 262,300 compared to 217,849 in 1990. The number of households in 2000 was 108,121 compared to 89,138 in 1990. The projected figures for Henrico County for 2010 are a population of 291,000 in 122,900 households. These population figures place Henrico and Chesterfield, respectively, as the largest two counties in central Virginia and the third and fourth largest counties in the state.

Residential growth in Chesterfield and Henrico Counties remains strong. For the four quarters ended September 30, 2005, Chesterfield issued 5,372 permits for new single-family homes, and Henrico County issued 4,598. Unemployment percentages for Chesterfield and Henrico for the fourth quarter of 2005 were 2.8% and 3.1%, respectively, well below the national average of 4.7%. Developers continue to locate their planned communities in western Chesterfield County. The Winterpock area of Chesterfield County is expected to see substantial growth over the next six years, with the Deer Run development nearing completion and subdivisions such as Birkdale, Ashbrook, and Bayhill Point continuing their impressive growth. The primary road serving these growing subdivisions is Route 360, and all of these communities are within two miles of our Clover Hill branch. Henrico County has long been a strong bedroom community to Richmond. Many of the metropolitan Richmond area’s older upscale housing communities call Henrico home and the western part of Henrico has seen substantial growth in both new business as well as residential communities. The western section of Route 288, the circumferential highway around the Richmond Metropolitan area, was completed in 2004 and significantly improved access to and from Chesterfield County and Henrico County by the surrounding counties.

At December 31, 2005, we had six full service banking offices (including one in our main office), which were staffed by 25 full-time employees. Our senior staff averages more than 25 years of professional or banking experience. Our principal office, which houses our executive officers and loan department, was opened in November 2003 and is located at 1231 Alverser Drive, Midlothian, Virginia 23113. One of our branch facilities is located in this building. Our main telephone number is (804) 897-3900. Our five other branch offices are all located in Chesterfield County. In February 2006, we opened our sixth branch located on Robious Road near Huguenot Road in Chesterfield County. Each branch office has been strategically located to be convenient to business and retail customers in the growth sectors of Chesterfield County. In addition to our branch locations, we opened a loan production office in Henrico County in 2005.

We have plans to open three more branches in 2006 (for a total of four in 2006 including the branch on Robious Road), one in Powhatan County and two in Henrico County. With the substantial growth in Chesterfield and Henrico Counties, we believe that Powhatan County has emerged as the next strong growth area. Powhatan County is the next county west of Chesterfield and offers proximity to many of the same amenities. The opening of any additional banking offices will require prior regulatory approval, which takes into account a number of factors, including, among others, a determination that we have capital in an amount deemed sufficient to warrant additional expansion and a finding that the public interest will be served.

Prominent local newspapers, one regional newspaper, and a number of radio and television stations provide diverse media outlets. The broad exposure of television, print media and radio offers several opportunities to explore effective advertising and public relations avenues for the Company.

Banking Services

We receive deposits, make consumer and commercial loans, and provide other services customarily offered by a commercial banking institution, such as business and personal checking and savings accounts, drive-up windows, and 24-hour automated teller machines. We have not applied for permission to establish a trust department and offer trust services. We are not a member of the Federal Reserve System. Our deposits are insured under the Federal Deposit Insurance Act to the limits provided thereunder.

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

Our lending activities are subject to a variety of lending limits imposed by federal and state law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general, for loans that are not secured by readily marketable or other permissible collateral, we are subject to a loans-to-one borrower limit of an amount equal to 15% of our capital and surplus. We may voluntarily choose to impose a policy limit on loans to a single borrower that is less than the legal lending limit. We are a member of the Community Bankers’ Bank and may participate out portions of loans when loan amounts exceed our legal lending limits or internal lending policies.

Lending Activities

Our primary focus is on making loans to small businesses and consumers in our local market area. In addition, we also provide a wide range of real estate finance services. Our primary lending activities are principally directed to our market area.

Loan Portfolio. The net loan portfolio was $170,447,000 at December 31, 2005, which compares to $134,162,000 at December 31, 2004. The Company has enjoyed strong loan growth the last two years reflecting the strong economy in the market we serve. Loans grew by 47% in 2004 and by 27% in 2005. Our loan customers are generally located in the Richmond metropolitan area.

Commercial Business Lending. Our commercial business lending consists of lines of credit, revolving credit facilities, term loans, equipment loans, stand-by letters of credit and unsecured loans. Commercial loans are written for any business purpose including the financing of plant and equipment, carrying accounts receivable, general working capital, contract administration and acquisition activities. Our client base is diverse, and we do not have a concentration of loans in any specific industry segment. Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral such as marketable securities, cash value of life insurance, and time deposits. Commercial business loans have a higher degree of risk than residential mortgage loans, but have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of business borrowers. The availability of funds for the repayment of commercial business loans may substantially depend on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. All commercial loans we make have recourse under the terms of a promissory note. At December 31, 2005, commercial loans totaled $14,121,000, or 8.2% of the total loan portfolio.

Commercial Real Estate Lending. We finance commercial real estate for our clients and commercial real estate loans represent the largest segment of our loan portfolio. This segment of our loan portfolio became the largest segment in 2004 due to the significant real estate opportunities in our market area. We generally will finance owner-occupied commercial real estate at an 80% loan-to-value ratio or less. In many cases our loan-to-value ratio is less than 80%, which provides us with a higher level of collateral security. Our underwriting policies and procedures focus on the borrower’s ability to repay the loan as well as assessment of the underlying real estate. Risks inherent in managing a commercial real estate loan portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate. We attempt to mitigate those risks by carefully underwriting loans of this type as well as following appropriate loan-to-value standards. Commercial real estate loans (generally owner occupied) at December 31, 2005 were $66,274,000, or 38.4% of the total loan portfolio.

Real Estate Construction Lending. This segment of our loan portfolio is predominately residential in nature and comprised of loans with short duration, meaning maturities of twelve months or less. Residential houses under construction and the underlying land for which the loan was obtained secure the construction loans. Construction lending entails significant risks compared with residential mortgage lending. These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land and home under construction, which is estimated prior to the completion of the home. Thus it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate these risks we generally limit loan amounts to 80% of appraised values on pre-sold homes and 75% on speculative homes, and obtain first lien positions on the property taken as security. Additionally, we offer real estate construction financing to individuals who have demonstrated the ability to obtain a permanent loan. At December 31, 2005, construction loans total $56,146,000, or 32.5% of the total loan portfolio.

Residential Mortgage Lending.  We make permanent residential mortgage loans for inclusion in the loan portfolio. We seek to retain in our portfolio variable rate loans secured by one-to-four-family residences. However, the majority of permanent residential loans are made by the Bank’s subsidiary, Village Bank Mortgage, which sells them to investors in the secondary mortgage market on a pre-sold basis. Given the low fixed rate residential loan market in recent years, this allows us to offer this service to our customers without retaining a significant low rate residential loan portfolio which would be detrimental to earnings as interest rates increase. We originate both conforming and non-conforming single-family loans.

Before we make a loan we evaluate both the borrower’s ability to make principal and interest payments and the value of the property that will secure the loan. We make first mortgage loans in amounts up to 95% of the appraised value of the underlying real estate. We retain some second mortgage loans secured by property in our market area, as long as the loan-to-value ratio combined with the first mortgage does not exceed 90%. For conventional loans in excess of 80% loan-to-value, private mortgage insurance is required.

Our current one-to-four-family residential adjustable rate mortgage loans have interest rates that adjust every 1, 3 and 5 years, generally in accordance with the rates on comparable U.S. Treasury bills. Our adjustable rate mortgage loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. There are risks resulting from increased costs to a borrower as a result of the periodic repricing mechanisms of these loans. Despite the benefits of adjustable rate mortgage loans to our asset/liability management, they pose additional risks, primarily because as interest rates rise, the underlying payments by the borrowers rise, increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. At December 31, 2005, $30,043,000, or 17.4% of our loan portfolio, consisted of residential mortgage loans.

Consumer Installment Lending. We offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the primary focus of our lending activities. Our general guideline is that a consumer’s total debt service should not exceed 40% of the consumer’s gross income. Our underwriting standards for consumer loans include making a determination of the applicant’s payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan. The stability of an applicant’s monthly income may be determined by verification of gross monthly income from primary employment and additionally from any verifiable secondary income. Consumer loans totaled $6,161,000 at December 31, 2005, which was 3.5% of the total loan portfolio.

Loan Commitments and Contingent Liabilities. In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities which are disclosed in the footnotes of our annual financial statements, including commitments to extend credit. At December 31, 2005, undisbursed credit lines, standby letters of credit and commitments to extend credit totaled $85,490,000.

Credit Policies and Administration. The Company has adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans. Our lending staff follows pricing guidelines established periodically by our management team. In an effort to manage risk, all credit decisions in excess of the officers’ lending authority must be approved prior to funding by a management loan committee and/or a board of directors-level loan committee. Any loans above $2,000,000 require full board of directors’ approval. Management believes that it employs experienced lending officers, secures appropriate collateral and carefully monitors the financial conditions of our borrowers and the concentration of such loans in the portfolio.

In addition to the normal repayment risks, all loans in our portfolio are subject to the state of the economy and the related effects on the borrower and/or the real estate market. Generally, longer-term loans have periodic interest rate adjustments and/or call provisions. Our senior management monitors the loan portfolio closely to ensure that past due loans are minimized and that potential problem loans are swiftly dealt with. In addition to the internal business processes employed in the credit administration area, the Company utilizes its internal audit firm to review the loan portfolio. A detailed annual review is performed, with an interim update occurring at least once a year. Results of the report are used to validate our internal loan ratings and to provide independent commentary on specific loans and loan administration activities.

Lending Limit. As of December 31, 2005, our legal lending limit for loans to one borrower was approximately $3,000,000. As part of our risk management strategy, we attempt to participate a portion of our larger loans to other financial institutions. This allows us to maintain customer relationships yet reduce credit exposure and stay within our legal lending limit.

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

Our investment portfolio is actively monitored and is classified as “available for sale.”  Under such a classification, investment instruments may be sold as deemed appropriate by management. On a monthly basis, the investment portfolio is marked to market via equity as required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Additionally, we use the investment portfolio to balance our asset and liability position. We will invest in fixed rate or floating rate instruments as necessary to reduce our interest rate risk exposure.

For securities classified as available-for-sale securities, the Company will evaluate whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. There were no securities at December 31, 2005 where a decline in market value was considered other than temporary.

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

At June 30, 2005, the latest date such information is available from the FDIC, the Bank’s deposit market share in Chesterfield County was 5.20%.

Effect of Adverse Economic Conditions

Our business may be adversely affected by periods of economic slowdown or recession which may be accompanied by decreased demand for consumer credit and declining real estate values. Any material decline in real estate values could have a significant adverse effect on the operations of the Company as 88.2% of our loan portfolio is collateralized by real estate. Declines in real estate values can reduce projected cash flows from commercial properties and the ability of borrowers to use home equity to support borrowings and increase the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. In addition, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions.

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

The Gramm-Leach-Bliley Act of 1999 (the ”Act”) draws new lines between the types of activities that are financial in nature and permitted for banking organizations, and those activities that are commercial in nature and not permitted. The Act imposes Community Reinvestment requirements on financial service organizations that seek to qualify for the expanded powers to engage in broader financial activities and affiliations with financial companies that are permitted.

The Act allows a financial holding company to own banks, insurance companies and securities firms. A financial holding company is authorized to engage in any activity that is financial in nature, incidental to an activity that is financial in nature, or is a complimentary activity. These activities may include insurance, securities transactions, and traditional banking activities. The Act establishes a consultative and cooperative procedure between the Federal Reserve and the Secretary of the Treasury for purposes of determination as to the scope of activities permitted by the Act.

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

Loans-to-One Borrower. Under applicable laws and regulations the amount of loans and extensions of credit which may be extended by a bank to any one borrower, including related entities, generally may not exceed 15% of the unimpaired capital and unimpaired surplus of the institution. Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. An institution’s “unimpaired capital and unimpaired surplus” includes, among other things, the amount of its core capital and supplementary capital included in its total capital under Federal regulations.

Community Reinvestment. The requirements of the Community Reinvestment Act (“CRA”) are applicable to the Company. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to 12 assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

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

Employees

As of December 31, 2005, the Company and its subsidiaries had a total of 86 full-time employees and 15 part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Dependence on Key Personnel

Our growth and development to date have been largely dependent upon the services of Thomas W. Winfree, President and Chief Executive Officer, Jack M. Robeson, Senior Vice President/Lending, Raymond E. Sanders, Senior Vice President and Chief Operations Officer, and C. Harril Whitehurst, Jr., Senior Vice President and Chief Financial Officer. The loss of the services for Messrs. Winfree, Robeson, Sanders or Whitehurst for any reason could have a material adverse effect on the Company.

Control by Certain Shareholders

The Company has one shareholder who owns 8.87% of its outstanding Common Stock. As a group, the Board of Directors and the Company’s Executive Officers control 29.53 % of the outstanding Common Stock of the Company. Accordingly, such persons, if they were to act in concert, would not have majority control of the Bank and would not have the ability to approve certain fundamental corporate transactions or the election of the Board of Directors.

ITEM 2 – DESCRIPTION OF PROPERTY

Our executive and administrative offices are located at 1231 Alverser Drive, Midlothian, Virginia. We opened this office in November 2003. This office also houses our loan department and one of our branch operations. The building, which we own and which has been substantially renovated to meet our needs, is a two-story brick structure consisting of approximately 8,200 square feet. The cost of this building, including renovations, amounted to $1,046,000.

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

We opened our fourth branch at 13521 Waterford Place, in Chesterfield County, in October 2004 utilizing a mobile manufactured building which we purchased in April 2004 for $46,000. The permanent branch building, a one-story brick structure consisting of approximately 2,500 square feet, was completed in June 2005 and cost $646,000. It has three teller stations, two drive-up lanes and a drive-up ATM and night depository.

Our fifth branch, located at 6551 Centralia Road, in Chesterfield County, was opened in November 2005. The building is a one-story brick structure consisting of approximately 2,900 square feet. The branch is being leased for a term of eight years commencing November 19, 2005 and ending November 30, 2013 for total lease payments of approximately $672,000 over the life of the lease. It has five teller stations, two drive-up lanes and a drive-up ATM and night depository.

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

PART II

ITEM 5 – MARKET FOR COMMON EQUITY

AND RELATED STOCKHOLDER MATTERS

Market Price of and Cash Dividends on the Company’s Common Equity

Shares of the Company’s Common Stock trade on the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market) under the symbol “VBFC”. The high and low trade prices of shares of the Company’s Common Stock for the periods indicated were as follows:

	High	Low
2004
1st quarter	$ 13.00	$ 10.96
2nd quarter	12.96	11.00
3rd quarter	12.75	11.39
4th quarter	12.25	11.25

2005
1st quarter	$ 11.99	$ 11.00
2nd quarter	14.04	11.09
3rd quarter	13.00	12.50
4th quarter	13.75	12.75

At March 8, 2006, there were approximately 1,022 holders of record of Common Stock.

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

The Company did not repurchase any of its Common Stock during the fourth quarter of 2005.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

•

with a concentration of loans in the Richmond metropolitan area, a substantial portion of the Company’s debtors’ ability to honor their contracts and the Company’s ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions in this market area;

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

The Company was organized under the laws of the Commonwealth of Virginia to engage in commercial and retail banking. The Company opened to the public on December 13, 1999 as a traditional community bank offering deposit and loan services to individuals and businesses in the Richmond, Virginia metropolitan area. During 2003, the Company acquired or formed three wholly owned subsidiaries of the Bank, Village Bank Mortgage Corporation (“Village Bank Mortgage”), a full service mortgage banking company, Village Insurance Agency, Inc. (“Village Insurance”), a full service property and casualty insurance agency, and Village Financial Services Corporation (“Village Financial Services”), a financial services company.

We offer a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans. We are a community-oriented and locally managed financial institution focusing on providing a high level of responsive and personalized services to our customers, delivered in the context of a strong direct relationship with our customers. We conduct our operations from our main office/corporate headquarters location and five branch offices.

The Company experienced record earnings of $1,231,000 in 2005 as compared to earnings of $862,000 in 2004 and $69,000 in 2003. The improvement in net income in 2005 is even more significant when compared to 2004 on a pretax basis. Pretax income for 2005 amounted to $1,699,000 compared to $523,000 in 2004, a 225% increase. Net income for 2004 was increased by an income tax benefit of approximately $339,000 related to the removal of the valuation allowance on the Company’s net deferred tax assets.

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

The continued improvement in our earnings over the last three years is a direct result of our growth and the improved earnings of Village Bank Mortgage, both of which are discussed more fully following.

Total assets increased to $214,975,000 at December 31, 2005 from $160,305,000 at December 31, 2004. The 34.1% increase in total assets during 2005 resulted from the growth of our business and customer base. The Company has enjoyed strong growth the last three years which has been responsible for our improvement in earnings. However, this growth has been driven primarily by lending on real estate. Any material decline in real estate values could have a significant adverse effect on the future growth and profitability of the Company as 88.2% of our loan portfolio at December 31, 2005 is collateralized by real estate. Declines in real estate values can reduce projected cash flows from commercial properties and the ability of borrowers to use home equity to support borrowings and increase the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. In addition, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. In its Winter 2005 State Profile of Virginia, the FDIC noted that banking conditions in the state of Virginia remain sound, but that housing markets may be in a state of transition. The FDIC observed that “recent trends suggest that an inflection point may have been reached in some local housing markets as they have transitioned from a seller’s to a buyer’s market”. While we do not believe that these trends are currently indicative of the housing market in central Virginia as we continue to see strong demand for real estate supported loans, such trends could occur in our market area and negatively affect the Company’s short-term growth in loans.

The following presents management’s discussion and analysis of the financial condition of the Company at December 31, 2005 and 2004, and results of operations for the Company for the years ended December 31, 2005, 2004 and 2003. This discussion should be read in conjunction with the Company’s audited Financial Statements and the notes thereto appearing elsewhere in this report.

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

Results of operations

We recorded net income of $1,231,000, or $0.61 per fully diluted share, in 2005, compared to net income of $862,000, or $0.45 per fully diluted share, in 2004, and $69,000, or $0.04 per fully diluted share, in 2003.

The significant improvement in our results of operations over the last three years is primarily attributable to two factors. First, the Company’s strong growth the last three years has been instrumental in improving profitability. Loans and deposits, the primary sources of income and expense for the Company, have grown as follows:

	Loans, net	Deposits

December 31, 2002	$ 49,595,841	$ 64,587,513

Growth in 2003
Amount	41,926,666	31,735,094
Percentage	84.54%	49.14%

December 31, 2003	91,522,507	96,322,607

Growth in 2004
Amount	42,639,786	43,704,779
Percentage	46.59%	45.37%

December 31, 2004	134,162,293	140,027,386

Growth in 2005
Amount	36,284,980	46,725,421
Percentage	27.05%	33.37%

December 31, 2005	170,447,273	186,752,807

Three year average
growth rate	52.72%	42.63%

This growth in loans and deposits resulted in net interest income increasing from $3,124,000 in 2003, to $4,881,000 in 2004, and to $7,048,000 in 2005. As we continue to grow, we expect this trend of increasing net interest income to continue. Second, the acquisition of Village Bank Mortgage in 2003 resulted in substantial noninterest income increasing from $1,434,000 in 2003 to $1,759,000 in 2004, an annual increase of $325,000 or 22.7%, and to $2,890,000 in 2005, an annual increase of $1,131,000 or 64.3%. Village Bank Mortgage continues to be successful in attracting additional loan officers to generate higher loan volume. However, as noted previously, our growth in net interest income and noninterest income could be slowed if the housing market should slow down due to higher interest rates, higher real estate values or higher home inventory.

These increases in net interest income and noninterest income were somewhat offset by increases in noninterest expense which increased from $4,090,000 in 2003 to $5,585,000 in 2004, and to $7,778,000 in 2005. These increases in noninterest expense resulted from the acquisition of two of the Bank’s subsidiaries, Village Bank Mortgage and Village Insurance, the addition of new branches, and the growth in the Company overall.

Also contributing to the increase in net income in 2004 was the recognition of net deferred tax assets of $378,000 due to the elimination of the valuation allowance. Management believes that it is more likely than not that the net deferred tax assets will be realized through future taxable income.

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

Net interest income for 2005, 2004 and 2003 was $7,048,000, $4,881,000 and $3,124,000, respectively. The increases in net interest income of $2,167,000, or 44.4%, in 2005 and $1,757,000, or 56.2%, in 2004 are a direct result of increases in loans, from $134,162,000 at December 31, 2004 to $170,447,000 at December 31, 2005, a $36,285,000, or 27.0%, increase, and from $91,523,000 at December 31, 2003 to $134,162,000 at December 31, 2004, a $42,639,000, or 46.6%, increase. These increases in loans were funded primarily by increases in deposits. Additionally, our net interest margin has steadily improved over the last three years from 3.65% in 2003 to 3.88% in 2004 to 4.15% in 2005.

Average interest-earning assets in 2005 increased by $43,755,000, or 34.8%, compared to 2004. The increase in interest-earning assets from 2004 to 2005 was due primarily to the growth of our loan portfolio. The average yield on interest-earning assets of 7.03% in 2005 was higher than the average yield of 6.08% in 2004. Many of our loans are indexed to short-term rates affected by the Federal Reserve's decisions about short-term interest rates, and, accordingly, as the Federal Reserve has increased interest rates in 2005 the average yield on interest-earning assets increased. This also occurred in 2004.

Our interest-bearing liabilities in 2005 increased by $38,918,000, or 34.4%, compared to 2004. The growth in those liabilities was due primarily to strong growth in deposits from an average of $108,137,000 in 2004 to an average of $143,485,000 in 2005, a $35,348,000, or 32.7%, increase. The average cost of interest-bearing liabilities increased to 3.21% in 2005 from 2.45% in 2004. The principal reason for the increase in the liability costs was the increase in short-term rates by the Federal Reserve in 2005. If the Federal Reserve continues to raise short-term interest rates, our cost of interest-bearing liabilities will continue to increase. In 2004, the average cost of interest-bearing liabilities declined to 2.45% from 2.66% in 2003. The principal reason for this decline in liability costs was a reduction in the costs of certificates of deposit, which fell from an average of 3.10% in 2003 to 2.79% in 2004.

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

Average Balance Sheets (In thousands)

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
		Interest	Annualized		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$46,618	$3,257	6.99%	$37,945	$2,214	5.83%	$30,596	$1,966	6.43%
Real estate - residential	23,057	1,610	6.98%	14,674	926	6.31%	13,311	862	6.48%
Real estate - commercial	33,296	2,651	7.96%	27,253	1,915	7.03%	9,999	741	7.41%
Real estate - construction	35,890	2,796	7.79%	28,409	1,957	6.89%	14,566	972	6.67%
Consumer	11,571	884	7.64%	3,548	252	7.10%	3,697	268	7.25%
Gross loans	150,432	11,198	7.44%	111,829	7,264	6.50%	72,169	4,809	6.66%
Investment securities	4,035	139	3.44%	5,474	213	3.89%	8,551	219	2.56%
Loans held for sale	2,740	163	5.95%	1,536	84	5.47%	1,292	62	4.80%
Federal funds and other	12,435	425	3.42%	7,048	89	1.26%	3,581	37	1.03%
Total interest earning assets	169,642	11,925	7.03%	125,887	7,650	6.08%	85,593	5,127	5.99%
Allowance for loan losses	(1,671)			(1,290)			(958)
Cash and due from banks	5,694			4,594			3,654
Premises and equipment, net	6,619			6,108			4,815
Other assets	4,215			1,659			1,471
Total assets	$184,499			$136,958			$94,575

Interest bearing deposits
Interest checking	$6,850	$52	0.76%	$5,434	$51	0.94%	$3,823	$39	1.02%
Money market	24,600	622	2.53%	20,721	302	1.46%	14,751	224	1.52%
Savings	4,805	54	1.12%	3,930	44	1.12%	3,349	41	1.22%
Certificates	107,230	3,738	3.49%	78,052	2,174	2.79%	48,881	1,513	3.10%
Total deposits	143,485	4,466	3.11%	108,137	2,571	2.38%	70,804	1,817	2.57%
Borrowings
Long-tern debt - trust
preferred securities	4,392	239	5.44%	-	-		-	-
FHLB advances	4,000	169	4.22%	4,000	166	4.15%	4,381	184	4.20%
Other borrowings	184	3	1.77%	1,006	32	3.18%	122	2	1.64%
Total interest bearing liabilities	152,061	4,877	3.21%	113,143	2,769	2.45%	75,307	2,003	2.66%
Noninterest bearing deposits	14,864			9,401			5,431
Other liabilities	1,163			384			398
Total liabilities	168,088			122,928			81,136
Equity capital	16,411			14,030			13,439
Total liabilities and capital	$184,499			$136,958			$94,575

Net interest income before
provision for loan losses		$7,048			$4,881			$3,124
Interest spread - average yield
on interest earning assets,
less average rate on
interest bearing liabilities			3.82%			3.63%			3.33%
Annualized net interest margin
(net interest income
expressed as a percentage

of average earning assets)			4.15%			3.88%			3.65%

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

Rate/Volume Analysis
(In thousands)

	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans	$2,847	$1,166	$4,013	$2,661	$(183)	$2,478
Investment securities	(52)	(22)	(74)	17	(24)	(7)
Fed funds sold and other	103	233	336	42	10	52
Total interest income	2,898	1,377	4,275	2,720	(197)	2,523

Interest expense
Deposits
Interest checking	4	(3)	1	15	(3)	12
Money market accounts	65	255	320	87	(9)	78
Savings accounts	10	0	10	6	(3)	3
Certificates of deposit	935	629	1,564	794	(133)	661
Total deposits	1,014	881	1,895	902	(148)	754
Borrowings
Long-term debt	239	-	239	-	-	-
FHLB Advances	-	3	3	-	-	-
Other borrowings	(29)	-	(29)	12	-	12
Total interest expense	1,224	884	2,108	914	(148)	766

Net interest income	$1,674	$493	$2,167	$1,806	$(49)	$1,757

Provision for loan losses

The provision for loan losses for 2005, 2004 and 2003 was $461,000, $533,000, and $399,000, respectively. The 13.5% decline in 2005 compared to 2004 is a result of a lower increase in gross loans outstanding in 2005. Gross loans increased by $36,738,000 in 2005 compared to $42,942,000 in 2004. The 33.6% increase in 2004 was due to a change in the types of loans in the portfolio, with more concentration in loans on which we require higher allowance for loan losses in 2004 than in 2003. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, and gains and losses on sale of mortgage loans and securities held for sale. Noninterest income has increased significantly over the last two years from $1,434,000 in 2003 to $1,759,000 in 2004 and to $2,890,000 in 2005, an increase of $1,456,000 over the two year period. This increase is directly attributable to the acquisition of the Bank’s mortgage banking subsidiary, Village Bank Mortgage. As a result of this acquisition, our gains on loan sales increased from $818,000 in 2003 to $1,073,000 in 2004 and to $1,967,000 in 2005, a $1,149,000 increase over the two year period.

Noninterest expense

Noninterest expense includes all expenses of the Company with the exception of interest expense on deposits and borrowings, provision for loan losses and income taxes. Some of the primary components of noninterest expense are salaries and benefits, and occupancy and equipment costs. Noninterest expense for the year ended December 31, 2005 was $7,778,000, an increase of $2,193,000, or 39.3%, from the $5,585,000 recorded in 2004. Salaries and benefits represented the largest increase, increasing from $3,108,000 in 2004 to $4,345,000 in 2005, a $1,237,000, or 39.8%, increase. This increase as well as other increases in noninterest expense were primarily attributable to the growth of the Bank and Village Bank Mortgage.

Noninterest expense for the year ended December 31, 2004 totaled $5,585,000, an increase of $1,495,000, or 36.6%, from the $4,090,000 recorded in 2003. Again, salaries and benefits represented the largest increase, increasing by 39.7% in 2004 to $3,108,000, compared to $2,225,000 in 2003. This increase as well as other increases in noninterest expense were primarily attributable to the growth of the Bank, a full year of operating expense related to Village Bank Mortgage and the opening of two branches in 2004.

Income taxes

Tax expense in 2005 amounted to $468,000. This was the first year the Company recorded income tax expense due to the use of net operating losses to offset income in prior years. Income tax expense in 2005 was decreased by $118,000 related to net operating loss carryforwards from prior years. The Company has utilized all its net operating loss carryforwards at December 31, 2005. We recorded an income tax benefit of $339,000 in 2004 as a result of removing the valuation allowance against net deferred tax assets. This valuation allowance had been established in prior years due to the Company’s operating losses. We did not record any income tax expense in 2003.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Bank recorded a franchise tax expense of $120,000, $116,000 and $82,000 for 2005, 2004 and 2003, respectively.

Loans

The following tables present the composition of our loan portfolio at the dates indicated and maturities of selected loans at December 31, 2005.

Loan Portfolio, Net
(In thousands)

	December 31,
	2005	2004	2003	2002	2001

Commercial	$14,121	$40,491	$32,822	$24,857	$11,960
Real estate - residential	30,043	15,395	14,279	10,642	6,224
Real estate - commercial	66,274	45,121	16,500	6,476	7,006
Real estate - construction	56,146	30,870	25,627	4,579	2,237
Consumer	6,161	4,130	3,836	4,019	3,251

Total loans	172,745	136,007	93,064	50,573	30,678
Less: unearned income, net	(367)	(331)	(404)	(222)	(142)
Less: Allowance for loan losses	(1,931)	(1,514)	(1,138)	(755)	(458)

Total loans, net	$170,447	$134,162	$91,522	$49,596	$30,078

Maturities of Selected Loans
December 31, 2005
(In thousands)

		Fixed Rate			Variable Rate
	Within	1 to 5	After		1 to 5	After		Total
	1 Year	Years	5 Years	Total	Years	5 Years	Total	Maturities

Commercial	$8,386	$4,483	$573	$5,056	$679	$ -	$679	$14,121
Real estate
Commercial	34,510	2,416	22,056	24,472	7,292	-	7,292	66,274
Construction	51,323	1,031	2,893	3,924	899	-	899	56,146

Allowance for loan losses

The allowance for loan losses at December 31, 2005 was $1,931,000, compared to $1,514,000 at December 31, 2004 and $1,138,000 at December 31, 2003. The ratio of the allowance for loan losses to gross loans was 1.12% at December 31, 2005, 1.12% at December 31, 2004, and 1.23% at December 31, 2003. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. We believe the amount of the allowance for loan losses at December 31, 2005 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)
	Year Ended December 31,
	2005	2004	2003	2002	2001

Beginning balance	$ 1,514	$ 1,138	$ 755	$ 458	$ 283
Provision for loan losses	461	533	399	313	195
Charge-offs
Commercial	-	(89)	(55)	-	-
Consumer	(46)	(48)	-	(15)	(20)
Mortgage	-	(21)	-	(1)	-
	(46)	(158)	(55)	(16)	(20)
Recoveries	2	1	-	-	-
Acquisition of Community First	-	-	39	-	-

Ending balance	$ 1,931	$ 1,514	$ 1,138	$ 755	$ 458

Loans outstanding at end of year (1)	$ 172,378	$ 135,676	$ 92,660	$ 50,351	$ 30,536
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of year	1.12%	1.12%	1.23%	1.50%	1.50%

Average loans outstanding for the year (1)	$ 150,432	$ 111,829	$ 72,169	$ 40,735	$ 22,242
Ratio of net charge-offs to average loans
outstanding for the year	0.03%	0.14%	0.08%	0.04%	0.09%

___________________________________

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

Allocation of the Allowance for Loan Losses

(In thousands)

	December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002		December 31, 2001
	Total	%	Total	%	Total	%	Total	%	Total	%

Commercial	$568	29.5%	$653	43.2%	$571	50.2%	$344	45.6%	$204	44.5%
Real estate
Residential	358	18.5%	97	6.4%	71	6.2%	66	8.7%	51	11.1%
Commercial	444	23.0%	474	31.3%	225	19.8%	135	17.9%	104	22.7%
Construction	485	25.1%	205	13.5%	172	15.1%	83	11.0%	41	9.0%
Consumer	76	3.9%	85	5.6%	99	8.7%	127	16.8%	58	12.7%

Total	$1,931	100.0%	$1,514	100.0%	$1,138	100.0%	$755	100.0%	$458	100.0%

Asset quality

The following table summarizes asset quality information at the dates indicated:

Asset Quality
(In thousands)

	December 31,
	2005	2004	2003	2002	2001

Nonaccrual loans	$ 1,834	$ 473	$ 336	$ 491	$ -
Restructured loans	-	-	-	-	-
Foreclosed properties	-	-	-	-	-

Total nonperforming assets	$ 1,834	$ 473	$ 336	$ 491	$ -
Loans past due 90 days and still accruing
(not included in nonaccrual loans above)	$ 4,932	$ 1,134	$ 654	$ 392	$ 11

Nonperforming assets to loans at end of year (1)	1.06%	0.35%	0.36%	0.98%	0.00%

Allowance for loan losses to nonaccrual loans	105.3%	320.1%	338.7%	153.8%	0.0%

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

At December 31, 2005, the Company had eight loans totaling $731,000 for which interest was no longer being accrued. These loans are considered impaired and have specific allowances for loan losses totaling $223,000 at December 31, 2005. The gross interest income that would have been earned in 2005 if the loans classified as nonaccrual had been current in accordance with the original terms was $91,000. Twenty-one loans totaling $4,932,000 at December 31, 2005 were past due 90 days or more and interest was still being accrued as such amounts were considered collectible.

Investment portfolio

At December 31, 2005, 2004 and 2003, all of our securities were classified as available-for-sale. The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(Dollars in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
December 31, 2005
US Government Agencies
Within one year	$ 605	$ 599	$ (1)	$ 598	4.36%
One to five years	360	360	(10)	350	4.65%
More than five years	1,790	1,790	(49)	1,741	4.97%
Total	2,755	2,749	(60)	2,689	4.79%
Mortgage-backed securities
More than five years	237	238	5	243	3.64%
Other investments
More than five years	50	50	-	50	3.92%
Total investment securities	$ 3,042	$ 3,037	$ (55)	$ 2,982	4.69%

December 31, 2004
US Government Agencies
Within one year	$ 1,820	$ 1,814	$ (1)	$ 1,813	2.13%
One to five years	500	513	(8)	505	2.97%
More than five years	2,500	2,500	(49)	2,451	2.82%
Total	4,820	4,827	(58)	4,769	2.57%
Mortgage-backed securities
More than five years	450	453	10	463	3.62%
Other investments
Within one year	146	146	-	146	5.50%
More than five years	50	50		50	3.92%
Total	196	196	-	196	5.10%
Total investment securities	$ 5,466	$ 5,476	$ (48)	$ 5,428	2.75%

December 31, 2003
US Government Agencies
Within one year	$ 3,400	$ 3,398	$ (1)	$ 3,397	1.93%
One to five years	1,100	1,138	(9)	1,129	3.85%
More than five years	2,750	2,756	(55)	2,701	5.24%
Total	7,250	7,292	(65)	7,227	3.48%
Mortgage-backed securities
More than five years	1,316	1,333	14	1,347	4.06%
Other investments
More than five years	50	50		50	3.92%
Total investment securities	$ 8,616	$ 8,675	$ (51)	$ 8,624	3.57%

Deposits

The following table gives the composition of our deposits at the dates indicated.

Deposits
(In thousands)

	December 31, 2005		December 31, 2004		December 31, 2003
	Amount	%	Amount	%	Amount	%

Demand accounts	$16,092	8.6%	$10,031	7.2%	$7,522	7.8%
Interest checking accounts	6,665	3.6%	6,453	4.6%	4,686	4.9%
Money market accounts	33,827	18.1%	24,000	17.1%	20,570	21.4%
Savings accounts	4,633	2.5%	4,438	3.2%	3,280	3.4%
Time deposits of $100,000 and over	38,416	20.6%	31,974	22.8%	19,276	20.0%
Other time deposits	87,120	46.6%	63,131	45.1%	40,989	42.5%

Total	$186,753	100.0%	$140,027	100.0%	$96,323	100.0%

Total deposits increased by 33.4%, 45.4% and 49.1% in 2005, 2004 and 2003, respectively.

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

The following table is a schedule of average balances and average rates paid for each deposit category for the periods presented:

Average Deposits and Rates Paid
(In thousands)

	Year Ended December 31,
	2005		2004		2003
Account Type	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand accounts	$ 14,864	-	$ 9,401	-	$ 5,425	-
Interest-bearing deposits
Interest checking accounts	6,850	0.76%	5,434	0.94%	3,829	1.02%
Money market accounts	24,600	2.53%	20,721	1.46%	14,751	1.52%
Savings accounts	4,805	1.12%	3,930	1.12%	3,349	1.22%
Time deposits of $100,000 and over	34,519	3.48%	25,857	2.63%	15,846	2.83%
Other time deposits	72,711	3.49%	52,195	2.86%	33,035	3.22%
Total interest-bearing deposits	143,485	3.11%	108,137	2.38%	70,810	2.57%

Total average deposits	$ 158,349		$ 117,538		$ 76,235

The following table is a schedule of maturities for time deposits of $100,000 or more at December 31, 2005.

Maturities of Time Deposits of $100,000 or More
(In thousands)

Due within three months	$ 4,924
Due after three months through six months	13,350
Due after six months through twelve months	8,609
Over twelve months	11,533

$ 38,416

Borrowings

We utilize borrowings to supplement deposits when they are available at a lower overall cost to us or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $4,000,000 at December 31, 2005 and 2004. The FHLB advances are secured by the pledge of residential mortgage loans and our FHLB stock. Available borrowings at December 31, 2005 were approximately $16 million.

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. We did not have any purchased federal funds at December 31, 2005 or 2004.

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

Capital resources

Stockholders’ equity at December 31, 2005 was $17,152,000, compared to $14,985,000 at December 31, 2004 and $13,590,000 at December 31, 2003. The $2,167,000 increase in equity during 2005 was due to the net income for the year of $1,231,000 and the proceeds from the issuance of common stock through the exercise of warrants of $947,000. The $1,395,000 increase in equity during 2004 was due primarily to the net income for the year of $862,000 and proceeds from the issuance of common stock through the exercise of warrants of $515,000.

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

Analysis of Capital
(In thousands)

	As of December 31,
	2005	2004	2003

Tier 1 capital
Common stock	$ 7,418	$ 7,047	$ 6,844
Additional paid-in capital	9,192	8,616	8,304
Retained earnings (deficit)	585	(646)	(1,507)
Qualifying trust preferred securities	5,000	-	-
Total equity	22,195	15,017	13,641
Less: goodwill	(689)	(689)	(934)
Total Tier 1 capital	21,506	14,328	12,707

Tier 2 capital
Allowance for loan losses	1,931	1,514	1,138
Total Tier 2 capital	1,931	1,514	1,138

Total risk-based capital	23,437	15,842	13,845

Risk-weighted assets	$ 191,413	$ 153,020	$ 99,643

Capital ratios
Tier 1 capital to risk-weighted assets	11.2%	9.4%	12.8%
Total capital to risk-weighted assets	12.2%	10.4%	13.9%
Leverage ratio (Tier 1 capital to
average assets)	10.0%	9.4%	11.4%
Equity to total assets	8.0%	9.3%	11.8%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank meets the criteria to be categorized as a “well capitalized” institution as of December 31, 2005. The “well capitalized” classification permits financial institutions to minimize the cost of FDIC insurance assessments by being charged a lesser rate than those that do not meet this definition.

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At December 31, 2005, cash, cash equivalents and investment securities available-for-sale totaled $28,810,000, or 13.4% of total assets.

At December 31, 2005, we had commitments to originate $85,490,000 of loans. Fixed commitments to incur capital expenditures were less than $25,000 at December 31, 2005. Certificates of deposit scheduled to mature in the 12-month period ending December 31, 2006 total $85,488,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at December 31, 2005. The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Interest Rate Sensitivity GAP Analysis
December 31, 2005
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$1,058	$882	$2,024	$3,325	$5,636	$12,925
Variable rate	106,251	7,186	11,514	12,528	22,341	159,820
Investment securities	603	-	-	-	2,379	2,982
Loans held for sale	2,860	-	-	-	-	2,860
Federal funds sold	19,442	-	-	-	-	19,442

Total rate sensitive assets	130,214	8,068	13,538	15,853	30,356	198,029
Cumulative rate sensitive assets	130,214	138,282	151,820	167,673	198,029

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	6,665	-	6,665
Money market accounts	33,827	-	-	-	-	33,827
Savings (2)	-	-	-	4,633	-	4,633
Certificates of deposit	13,344	43,412	28,784	21,699	18,297	125,536
FHLB advances	-	-	-	4,000	-	4,000
Trust preferred securities	-	-	-	-	5,155	5,155
Other borrowings	487	-	-	-	-	487

Total rate sensitive liabilities	47,658	43,412	28,784	36,997	23,452	180,303
Cumulative rate sensitive liabilities	47,658	91,070	119,854	156,851	180,303

Rate sensitivity gap for period	$82,556	$(35,344)	$(15,246)	$(21,144)	$6,904	$17,726
Cumulative rate sensitivity gap	$82,556	$47,212	$31,966	$10,822	$17,726

Ratio of cumulative gap to total assets	38.4%	22.0%	14.9%	5.0%	8.2%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	273.2%	151.8%	126.7%	106.9%	109.8%
Ratio of cumulative gap to cumulative
rate sensitive assets	63.4%	34.1%	21.1%	6.5%	9.0%

(1) Includes nonaccrual loans of approximately $1,830,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At December 31, 2005, our assets that reprice within one year exceeded liabilities that reprice within one year by $32,211,000 and therefore we were in an asset-sensitive position. A positive gap can adversely affect earnings in periods of falling interest rates. This positive position is due primarily to our adjustable rate loan portfolio.

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

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loans losses. This estimate of losses is compared to our allowance for loan losses as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Financial Statements.

New accounting standards

SFAS No. 123 (Revised 2004), “Share-Based Payment,” issued in December 2004, is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the annual reporting period that begins after December 15, 2005. The adoption of SFAS No. 123 (Revised 2004) is not expected to have a material impact on the Company’s consolidated financial statements.

In late 2005, the FASB's staff issued Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss. Additionally, the FSP requires certain disclosures about unrealized losses which have not been recognized as other-than-temporary. The Company's management believes this guidance will not have a material effect on the Company's consolidated financial statements upon implementation on January 1, 2006.

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

ITEM 7 – FINANCIAL STATEMENTS

Audited Financial Statements

The following 2005 Financial Statements of Village Bank and Trust Financial Corp. are included after the signature pages:

                 Page

•

Report of Independent Registered Public Accounting Firm

42

•

Consolidated Balance Sheets

43

•

Consolidated Statements of Income

44

•

Consolidated Statements of Stockholders’ Equity

45

•

Consolidated Statements of Cash Flows

46

•

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

None.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 9 is contained in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10 – EXECUTIVE COMPENSATION

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 10 is contained in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 11 is contained in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 12 is contained in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13 – EXHIBITS

Exhibit

Number

Description

3.1

Articles of Incorporation of Village Bank and Trust Financial Corp. restated in electronic format only as of May 18, 2005.

3.2

Bylaws of Southern Community Financial Corp., incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated April 30, 2004.

10.1

Incentive Plan, incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-KSB for the year ended December 31, 2004. *

10.2

Organizational Investors Warrant Plan, incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-KSB for the year ended December 31, 2004.

10.3

Shareholder Loan Referral Warrant Plan, incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-KSB for the year ended December 31, 2004.

10.4

Executive Employment Agreement, effective as of April 1, 2001, between Thomas W. Winfree and Southern Community Bank & Trust, incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-KSB for the year ended December 31, 2004. *

10.5

Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-KSB for the year ended December 31, 2004. *

10.6

Form of Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-KSB for the year ended December 31, 2004. *

21

Subsidiaries of Village Bank and Trust Financial Corp.

31.1

Section 302 Certification by Chief Executive Officer.

31.2

Section 302 Certification by Chief Financial Officer.

32

Section 906 Certification.

   _____________________________

    * Management contracts and compensatory plans and arrangements.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 14 is contained in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date:  March 20, 2006

By: /s/ Thomas W. Winfree

Thomas W. Winfree

President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas W. Winfree Thomas W. Winfree	President and Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2006
/s/ C. Harril Whitehurst, Jr. C. Harril Whitehurst, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2006
/s/ R. T. Avery, III R.T. Avery, III	Director	March 20, 2006
/s/ Donald J. Balzer, Jr. Donald J. Balzer, Jr.	Director and Vice Chairman of the Board	March 20, 2006
/s/ Craig D. Bell Craig D. Bell	Director and Chairman of the Board	March 20, 2006
/s/ William B. Chandler William B. Chandler	Director	March 20, 2006
/s/ R. Calvert Esleeck, Jr. R. Calvert Esleeck, Jr.	Director	March 20, 2006

/s/ Dean Patrick Dean Patrick	Director	March 20, 2006
/s/ George R. Whittemore George R. Whittemore	Director	March 20, 2006
/s/ Michael L. Toalson Michael L. Toalson	Director	March 20, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors

Village Bank and Trust Financial Corp.

Midlothian, Virginia

We have audited the accompanying consolidated balance sheets of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Richmond, Virginia

January 27, 2006

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004
Assets
Cash and due from banks	$ 6,386,324	$ 3,641,535
Federal funds sold	19,442,230	4,957,872
Investment securities available for sale	2,981,903	5,427,604
Loans held for sale	2,860,440	2,867,084
Loans
Outstandings	172,745,040	136,006,900
Allowance for loan losses	(1,930,999)	(1,514,029)
Unearned income	(366,768)	(330,578)
Loans, net	170,447,273	134,162,293
Premises and equipment, net	7,203,760	6,214,573
Accrued interest receivable	936,589	610,866
Goodwill	689,108	689,108
Other assets	4,027,325	1,733,939

	$ 214,974,952	$ 160,304,874

Liabilities and Stockholders' Equity
Liabilities
Deposits	$ 186,752,807	$ 140,027,386
Federal Home Loan Bank advances	4,000,000	4,000,000
Long-term debt - trust preferred securities	5,155,000	-
Other borrowings	486,810	835,079
Accrued interest payable	221,324	175,154
Other liabilities	1,207,118	282,096
Total liabilities	197,823,059	145,319,715

Stockholders' Equity
Preferred stock, $1 par value - 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $4 par value - 10,000,000 shares authorized;	7,418,472	7,046,976
1,854,618 shares issued and outstanding at December 31, 2005,
1,761,744 shares issued and outstanding at December 31, 2004
Additional paid-in capital	9,191,567	8,615,748
Accumulated other comprehensive income (loss)	(43,562)	(31,798)
Retained earnings (deficit)	585,416	(645,767)
Total stockholders' equity	17,151,893	14,985,159

	$ 214,974,952	$ 160,304,874

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest income
Loans	$11,360,536	$7,348,033	$4,870,572
Investment securities	139,229	213,027	219,561
Federal funds sold and other	425,368	88,507	36,992
Total interest income	11,925,133	7,649,567	5,127,125

Interest expense
Deposits	4,466,396	2,571,166	1,817,087
Borrowed funds	410,980	197,675	186,110
Total interest expense	4,877,376	2,768,841	2,003,197

Net interest income	7,047,757	4,880,726	3,123,928
Provision for loan losses	460,861	532,630	399,000
Net interest income after provision
for loan losses	6,586,896	4,348,096	2,724,928

Noninterest income
Service charges and fees	375,928	525,140	601,502
Loss on securities, net	-	(26,370)	(69,555)
Gain on sale of loans	1,966,854	1,072,708	818,390
Other operating income	547,534	187,930	83,736
Total noninterest income	2,890,316	1,759,408	1,434,073

Noninterest expense
Salaries and benefits	4,344,893	3,108,032	2,225,006
Occupancy	435,971	302,339	251,509
Equipment	462,898	449,519	345,587
Supplies	343,516	188,737	207,106
Professional and outside services	906,278	664,487	524,446
Advertising and marketing	332,746	145,615	128,216
Other operating expense	951,702	726,541	408,306
Total noninterest expense	7,778,004	5,585,270	4,090,176

Net income before income taxes	1,699,208	522,234	68,825
Income tax expense (benefit)	468,025	(339,309)	-

Net income	$1,231,183	$861,543	$68,825

Earnings per share, basic	$0.68	$0.50	$0.04
Earnings per share, diluted	$0.61	$0.45	$0.04

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2005, 2004, and 2003

					Accumulated
	Number of		Additional Paid-in	Retained Earnings	Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (loss)	Total

Balance, December 31, 2002	1,697,294	$6,789,176	$8,246,325	$(1,576,135)	$10,089	$13,469,455
Issuance of common stock	13,700	54,800	57,485	-	-	112,285
Net income	-	-	-	68,825	-	68,825
Change in unrealized gain
(loss) on securities
available for sale					(60,875)	(60,875)
Total comprehensive
income						7,950

Balance, December 31, 2003	1,710,994	6,843,976	8,303,810	(1,507,310)	(50,786)	13,589,690
Issuance of common stock	50,750	203,000	311,938			514,938
Net income				861,543		861,543
Change in unrealized gain
(loss) on securities
available for sale					18,988	18,988
Total comprehensive
income						880,531

Balance, December 31, 2004	1,761,744	7,046,976	8,615,748	(645,767)	(31,798)	14,985,159
Issuance of common stock	92,874	371,496	575,819			947,315
Net income				1,231,183		1,231,183
Change in unrealized gain
(loss) on securities
available for sale (net of
income taxes of $4,470					(11,764)	(11,764)
Total comprehensive
income						1,219,419

Balance, December 31, 2005	1,854,618	$7,418,472	$9,191,567	$585,416	$(43,562)	$17,151,893

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$1,231,183	$861,543	$68,825
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	333,080	336,184	264,168
Provision for loan losses	460,861	532,630	399,000
Gain on loans sold	(1,966,854)	(1,072,708)	(818,390)
Loss on securities	-	26,370	69,555
Proceeds from sale of mortgage loans	83,331,834	45,447,941	37,653,942
Origination of mortgage loans for sale	(81,358,336)	(45,739,320)	(32,714,461)
Mortgage loans purchased	-	-	(5,740,531)
Amortization of premiums and accretion of
discounts on securities, net	3,241	12,629	231,652
Proceeds from sale of insurance business	-	127,140	-
Write-off of goodwill	-	118,106	-
Increase in interest receivable	(325,723)	(219,208)	(63,084)
Increase in other assets	(2,298,613)	(1,273,746)	(68,517)
Increase in interest payable	46,170	60,977	26,795
Increase in other liabilities	925,022	53,264	78,952
Net cash provided by (used in) operating activities	381,865	(728,198)	(612,094)

Cash Flows from Investing Activities
Purchases of available for sale securities	(12,158,531)	(5,956,329)	(20,638,053)
Maturities and calls of available for sale securities	14,594,454	9,116,281	34,222,208
Net increase in loans	(36,745,841)	(43,172,416)	(42,209,223)
Purchase of business	-	-	(934,354)
Purchases of premises and equipment	(1,322,267)	(474,971)	(2,453,048)
Net cash used in investing activities	(35,632,185)	(40,487,435)	(32,012,470)

Cash Flows from Financing Activities
Issuance of common stock	947,315	514,938	112,285
Net increase in deposits	46,725,421	43,704,779	31,735,094
Federal Home Loan Bank borrowings	-	-	2,000,000
Proceeds from issuance of trust preferred securities	5,155,000	-	-
Net increase (decrease) in other borrowings	(348,269)	30,882	804,197
Net cash provided by financing activities	52,479,467	44,250,599	34,651,576

Net increase in cash and cash equivalents	17,229,147	3,034,966	2,027,012
Cash and cash equivalents, beginning of period	8,599,407	5,564,441	3,537,429

Cash and cash equivalents, end of period	$25,828,554	$8,599,407	$5,564,441

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2005, 2004 and 2003

Note 1.

Summary of Significant Accounting Policies

The accounting and reporting policies of Village Bank and Trust Financial Corp. and subsidiary (the “Company”) conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following is a description of the more significant of those policies:

Business

The Company is the holding company of and successor to Village Bank (the “Bank”). Effective April 30, 2004, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction (the “Share Exchange”) pursuant to an Agreement and Plan of Reorganization, dated January 28, 2003, between the Company and the Bank (the “Agreement”). The Agreement was approved by the shareholders of the Bank at the annual meeting of shareholders held on April 22, 2003. Under the terms of the Agreement, the shares of the Bank’s common stock were exchanged for shares of the Company’s common stock, par value $4.00 per share (“Common Stock”), on a one-for-one basis. As a result, the Bank became a wholly owned subsidiary of the Company, the Company became the holding company for the Bank and the shareholders of the Bank became shareholders of the Company. All references to the Company in this annual report for dates or periods prior to April 30, 2004 are references to the Bank.

The Bank opened to the public on December 13, 1999 as a traditional community bank offering deposit and loan services to individuals and businesses in the Richmond, Virginia metropolitan area. During 2003, the Bank acquired or formed three wholly owned subsidiaries, Village Bank Mortgage Corporation (“Village Mortgage”), a full service mortgage banking company, Village Insurance Agency, Inc. (“Village Insurance”), a full service property and casualty insurance agency, and Village Financial Services Corporation (“Village Financial Services”), a financial services company. Through these subsidiaries, the Bank provides a broad array of financial services to its customers.

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

Loans held for sale

The Company, through the Bank’s mortgage banking subsidiary Village Bank Mortgage, originates residential mortgage loans for sale in the secondary market. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on an individual loan basis as determined by outstanding commitments from investors or current investor yield requirements for loans of similar quality and type. The Company requires a firm purchase commitment from a permanent investor before a loan can be closed, thus limiting interest rate risk. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. This difference arises primarily as a result of the value of the mortgage servicing rights.

Once a residential mortgage loan is sold to a permanent investor, the Company has no further involvement or retained interest in the loan. There are limited circumstances in which the permanent investor can contractually require the Company to repurchase the loan. The Company makes no provision for any such recourse related to loans sold as history has shown repurchase of loans under these circumstances has been remote.

Rate lock commitments

The Company, through the Bank’s mortgage banking subsidiary Village Bank Mortgage, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed rate lock commitments. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives and must be accounted for as such. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 120 days. The Company protects itself from changes in interest rates during this period by requiring a firm purchase agreement from a permanent investor before a loan can be closed. As a result, the Company is not exposed to losses nor will it realize gains or losses related to its rate lock commitments due to changes in interest rates.

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

In February 2004, the Company sold the insurance business of Chippenham Insurance. When the Company acquired Chippenham Insurance in 2003, it recorded goodwill of $245,246. As a result of the sale, the Company recognized a loss of $118,106 in 2004 representing the difference between the expected proceeds from the sale and the carrying value of the goodwill. The expected proceeds from the sale of $127,140 are included in other assets at December 31, 2004.

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

Consolidated statements of cash flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks (including cash items in process of collection), interest-bearing deposits with banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash flows from loans originated by the Bank and deposits are reported net. The Company paid interest of $4,831,000, $2,708,000, and $1,976,000 in 2005, 2004, and 2003, respectively. The Company paid income taxes of $482,000 in 2005 and did not pay any income taxes in 2004 and 2003.

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

Earnings per common share

Basic earnings per common share is computed by dividing the net earnings by the weighted-average number of common shares outstanding during the period, which totaled 1,800,061, 1,724,832 and 1,698,064 during 2005, 2004 and 2003, respectively. Diluted earnings per share reflects the potential dilution of securities that could share in the net earnings of the Company. Outstanding options and warrants to purchase Common Stock (see Notes 12 and 13) were considered in the computation of diluted earnings per share for the years presented. For the years ended December 31, 2005 and 2004, the weighted average number of common shares on a fully diluted basis totaled 2,010,152 and 1,927,004. Outstanding options and warrants to purchase Common Stock were not included in the computation of diluted earnings per share for the year ended December 31, 2003 as their effect would have been anti-dilutive.

Stock incentive plan

The Company has a stock incentive plan which is more fully described in Note 13. The Company applies Accounting Principles Board Opinion 25 in accounting for stock options granted to employees and directors pursuant to the plan. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under SFAS 123, the Company’s net income and net income per share for the years indicated would have been the pro forma amounts indicated in the following table:

	Year Ended December 31,
	2005	2004	2003

Net income as reported	$1,231,183	$861,543	$68,825
Options expense net of tax	(253,440)	(88,000)	(133,000)

Pro forma net income	$977,743	$773,543	$(64,175)

Net income per share
Basic - as reported	$0.68	$0.50	$0.04
Basic - pro forma	$0.54	$0.45	$(0.04)

Diluted - as reported	$0.61	$0.45	$0.04
Diluted - pro forma	$0.49	$0.40	$(0.04)

The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the years indicated:

	Year Ended December 31,
	2005	2004	2003

Risk-free interest rate	4.3%	4.0%	5.0%
Dividend yield	0%	0%	0%
Expected weighted average term	7 years	7 years	7 years
Volatility	25%	25%	35%

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

Off-balance-sheet instruments – The fair value of off-balance-sheet lending commitments is equal to the amount of commitments outstanding at December 31, 2005. This is based on the fact that the Bank generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

New accounting pronouncements

SFAS No. 123 (Revised 2004), “Share-Based Payment,” issued in December 2004, is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the annual reporting period that begins after December 15, 2005. The adoption of SFAS No. 123 (Revised 2004) is not expected to have a material impact on the consolidated financial statements.

In late 2005, the FASB's staff issued Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss. Additionally, the FSP requires certain disclosures about unrealized losses which have not been recognized as other-than-temporary. The Bank's management believes this guidance will not have a material effect on the Bank's consolidated financial statements upon implementation on January 1, 2006.

Note 2.

Investment securities available-for-sale

The amortized cost and estimated fair value of investment securities available-for-sale as of December 31, 2005 and 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2005
U.S. Government agencies	$ 2,748,339	$ -	$ (59,918)	$ 2,688,421
Mortgage-backed securities	238,019	5,439	-	243,458
Other investments	50,117	-	(93)	50,024

Total	$ 3,036,475	$ 5,439	$ (60,011)	$ 2,981,903

December 31, 2004
U.S. Government agencies	$ 4,827,502	$ -	$ (58,058)	$ 4,769,444
Mortgage-backed securities	452,594	10,084	-	462,678
Other investments	195,542	-	(60)	195,482

Total	$ 5,475,638	$ 10,084	$ (58,118)	$ 5,427,604

Investment securities with book values of $1,598,929 and $3,484,624 at December 31, 2005 and 2004, respectively, were pledged to secure municipal deposits.

The amortized cost and estimated fair value of investment securities available-for-sale as of December 31, 2005, by contractual maturity, are as follows:

	Amortized	Estimated
	Cost	Fair Value

Within one year	$ 598,929	$ 598,500
One to five years	360,000	349,740
More than five years	2,077,546	2,033,663

Total	$ 3,036,475	$ 2,981,903

During 2005 investment securities available-for-sale totaling $14,594,000 were called or matured with no net losses. During 2004 investment securities available-for-sale totaling $9,116,000 were called or sold for gross losses of $26,370. During 2003 investment securities available-for-sale totaling $34,222,000 were called or sold for net losses of $69,555.

Note 3.

Loans

Loans classified by type as of December 31, 2005 and 2004 are as follows:

	2005	2004

Commercial	$ 14,120,958	$ 40,491,210
Real estate - residential	30,042,905	15,395,373
Real estate - commercial	66,273,903	45,120,414
Real estate - construction	56,146,378	30,869,772
Consumer	6,160,896	4,130,131

Total loans	172,745,040	136,006,900
Less: unearned income, net	(366,768)	(330,578)
Less: Allowance for loan losses	(1,930,999)	(1,514,029)

	$170,447,273	$134,162,293

Gross gains on the sale of loans totaling approximately $1,967,000, $1,073,000 and $818,000 were realized during the years ended December 31, 2005, 2004 and 2003, respectively.

Twenty one loans totaling $4,932,000 at December 31, 2005 were past due 90 days or more yet interest was still being accrued.

The following is a summary of loans directly or indirectly with executive officers or directors of the Company for the years ended December 31, 2005 and 2004:

	2005	2004

Beginning balance	$ 3,866,939	$ 8,703,061
Additions	5,066,108	3,059,746
Reductions	5,124,606	7,895,868

Ending balance	$ 3,808,441	$ 3,866,939

Executive officers and directors also had unused credit lines totaling $2,022,000 and $2,314,000 at December 31, 2005 and 2004, respectively. All loans and credit lines to executive officers and directors were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

Note 4.

Allowance for loan losses

Activity in the allowance for loan losses in 2005, 2004 and 2003 was as follows:

	2005	2004	2003

Beginning balance	$ 1,514,029	$ 1,137,794	$ 754,866
Provision for loan losses	460,861	532,630	399,000
Acquisition of Community First	-	-	39,416
Charge-offs	(45,651)	(158,194)	(55,488)
Recoveries	1,760	1,799	-

Ending balance	$ 1,930,999	$ 1,514,029	$ 1,137,794

As of December 31, 2005 and 2004, the Company had impaired loans of $731,000 and $473,000, respectively, which were on nonaccrual status. These loans had valuation allowances of $223,000 and $108,000 as of December 31, 2005 and 2004, respectively. The Company does not record interest income on impaired loans. Interest income that would have been recorded had impaired loans been performing would have been $91,000, $60,000 and $23,000 for 2005, 2004 and 2003, respectively.

Note 5.

Premises and equipment

The following is a summary of premises and equipment as of December 31, 2005 and 2004:

	2005	2004

Land	$ 2,758,965	$ 2,758,965
Buildings and improvements	3,823,227	2,886,221
Furniture, fixtures and equipment	2,470,222	2,092,330

Total premises and equipment	9,052,414	7,737,516
Less: Accumulated depreciation and amortization	(1,848,654)	(1,522,943)

Premises and equipment, net	$ 7,203,760	$ 6,214,573

Depreciation and amortization of premises and equipment for 2005, 2004 and 2003 amounted to $333,000, $336,000 and $264,000, respectively.

Note 6.

Investment in Bank Owned Life Insurance

The Bank is owner and designated beneficiary on life insurance policies in the face amount of $15,964,000 covering certain of its directors and executive officers. The earnings from these policies is used to offset expenses related to retirement plans. The cash surrender value of these policies at December 31, 2005 was $1,455,000 and was included in other assets. There was no cash surrender value at December 31, 2004.

Note 7.

Deposits

Deposits as of December 31, 2005 and 2004 were as follows:

	2005	2004

Demand accounts	$ 16,092,167	$ 10,030,927
Interest checking accounts	6,664,602	6,453,323
Money market accounts	33,827,042	24,000,555
Savings accounts	4,633,280	4,437,962
Time deposits of $100,000 and over	38,415,949	31,974,101
Other time deposits	87,119,767	63,130,518

Total	$ 186,752,807	$ 140,027,386

The following are the scheduled maturities of time deposits as of December 31, 2005:

		Greater than
	Less Than	or Equal to
Year Ending December 31,	$100,000	$100,000	Total

2005	$ 58,604,690	$ 26,882,800	$ 85,487,490
2006	8,874,291	3,060,007	11,934,298
2007	6,741,696	3,075,135	9,816,831
2008	8,756,969	2,001,658	10,758,627
2009	4,142,121	3,396,349	7,538,470

	$ 87,119,767	$ 38,415,949	$ 125,535,716

Deposits held at the Company by related parties, which include officers, directors, greater than 5% shareholders and companies in which directors of the Board have a significant ownership interest, approximated $1,807,000 and $1,290,000 at December 31, 2005 and 2004, respectively.

Note 8.

Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of U.S. Government agency securities, FHLB stock and qualified single family first mortgage loans. The FHLB advances held at December 31, 2005 mature $2,000,000 on May 24, 2007 and $2,000,000 on March 11, 2008.

The Company uses federal funds purchased for short-term borrowing needs. Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.

Information related to borrowings is as follows:

	Year Ended December 31,
	2005	2004

Maximum outstanding during the year
FHLB advances	$ 4,000,000	$ 4,000,000
Federal funds purchased	1,985,000	2,957,000
Balance outstanding at end of year
FHLB advances	4,000,000	4,000,000
Federal funds purchased	-	-
Average amount outstanding during the year
FHLB advances	4,000,000	4,000,000
Federal funds purchased	46,408	171,951
Average interest rate during the year
FHLB advances	4.22%	4.40%
Federal funds purchased	3.49%	1.93%
Average interest rate at end of year
FHLB advances	4.36%	4.36%
Federal funds purchased	-	-

Note 9.

Income taxes

The following summarizes the tax effects of temporary differences which compose net deferred tax assets and liabilities at December 31, 2005 and 2004:

	2005	2004	2003
Deferred tax assets
Net operating loss carryforward	$ -	$ -	$ 312,479
Organizational and start-up costs	-	-	24,750
Allowance for loan losses	582,280	425,588	244,493
Unrealized loss on available-for-sale securities	14,811	16,381	17,267
Goodwill	2,055	10,184	-
Less valuation allowance	-	-	(524,986)

Total deferred tax assets	599,146	452,153	74,003

Deferred tax liabilities
Depreciation	213,233	68,981	73,698
Unrealized gain on available-for-sale securities	-	-	-
Goodwill	-	-	-
Other, net	7,610	5,548	305

Total deferred tax liabilities	220,843	74,529	74,003

Net deferred tax asset	$ 378,303	$ 377,624	$ -

The income tax expense (benefit) charged to operations for the years ended December 31, 2005 and 2004 consists of the following:

	2005	2004

Current tax expense	$ 613,249	$ 21,934
Deferred tax benefit	(145,224)	(361,243)

Provision (benefit) for income taxes	$ 468,025	$ (339,309)

There was no provision for income taxes for the year ended December 31, 2003.

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Income before income taxes	$ 1,699,208	$ 522,234	$ 68,825

Computed "expected" tax expense	$ 577,731	$ 177,560	$ 23,401
Increase in cash surrender value	(18,788)	-	-
Nondeductible expenses	11,245	7,200	509
Alternative minimum tax	-	21,934	-
Net operating loss carryforward	(118,006)	(184,760)	(23,910)
Valuation reserve	-	(361,243)	-
Other	15,843	-	-

Provision (benefit) for income taxes	$ 468,025	$ (339,309)	$ -

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded a franchise tax expense of $120,000, $116,000 and $82,000 for 2005, 2004 and 2003, respectively.

 Note 10.

Lease commitments

Certain premises and equipment are leased under various operating leases. Total rent expense charged to operations was $235,000, $196,000 and $153,000 in 2005, 2004 and 2003, respectively. At December 31, 2005, the minimum total rental commitment under such non-cancelable operating leases was as follows:

2006	$ 300,800
2007	304,600
2008	201,000
2009	112,500
2010	97,300

$ 1,016,200

Note 11.

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

At December 31, 2005, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk:

Contract
Amount

Undisbursed credit lines	$ 52,644,000
Commitments to extend or originate credit	28,370,000
Standby letter of credit	4,476,000

Total commitments to extend credit	$ 85,490,000

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

Note 12.

Stockholders’ equity and regulatory matters

In September and October 2002, the Company completed an offering of its common stock through the sale of 817,200 shares at a price of $8.50 per share. Proceeds to the Company from the offering (net of offering expenses of $624,000) were $6,322,000. Attached to each share was a warrant to purchase one share of common stock, at a price of $10.20 per share, at any time through September 27, 2007, unless the warrants are cancelled. The warrants may be cancelled after December 31, 2003 by the Company in whole or in part upon 30 days’ written notice if for 20 or more trading days within any period of 30 consecutive trading days, including the last day of the period, the bid price of the stock exceeds $12.75 per share. The Company also issued 40,860 warrants to the underwriter of the offering. As of December 31, 2005, warrants to purchase 142,424 shares of the Company’s common stock have been exercised and warrants to purchase 715,636 common shares remain outstanding.

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

Quantitative measures are established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 Capital to average assets (the Leverage ratio). Management believes that as of December 31, 2005, the Bank meets all capital adequacy requirements to which it is subject.

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank meets the criteria to be categorized as a “well capitalized” institution as of December 31, 2005. The “well capitalized” classification permits financial institutions to minimize the cost of FDIC insurance assessments by being charged a lesser rate than those that do not meet this definition.

The Bank’s capital amounts and ratios at December 31, 2005 and 2004 are presented in the table below:

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2005
Total capital (to risk-
weighted assets)
Consolidated	$23,437,000	12.23%	$15,313,000	8.00%	$19,141,000	10.00%
Village Bank	$22,261,000	11.64%	$15,301,000	8.00%	$19,126,000	10.00%

Tier 1 capital (to risk-
weighted assets)
Consolidated	21,506,000	11.22%	7,657,000	4.00%	11,485,000	6.00%
Village Bank	20,330,000	10.63%	7,650,000	4.00%	11,475,000	6.00%

Leverage ratio (Tier 1
capital to average
assets)
Consolidated	21,506,000	10.03%	8,574,000	4.00%	10,717,000	5.00%
Village Bank	20,330,000	9.48%	8,574,000	4.00%	10,717,000	5.00%

December 31, 2004
Total capital (to risk-
weighted assets)	$15,842,000	10.35%	$12,242,000	8.00%	$15,302,000	10.00%

Tier 1 capital (to risk-
weighted assets)	14,328,000	9.35%	6,121,000	4.00%	9,181,000	6.00%

Leverage ratio (Tier 1
capital to average
assets)	14,328,000	9.42%	6,085,000	4.00%	5,593,000	5.00%

In addition, banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s regulatory agencies. Such dividends are limited to the lesser of the Bank’s retained earnings or the net income of the previous two years combined with the current year net income.

Note 13.

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

The Stockholder Loan Referral Warrant Plan provides for the issuance of warrants to purchase up to 50,000 shares of common stock of the Company to shareholders who refer qualifying loans that are accepted by the Company. All shareholders of record of 100 shares or more of common stock are eligible to participate in the plan. The plan applies to all qualifying loans originated during the period from May 1, 2000 through April 30, 2003. The exercise price of each warrant is equal to the fair value of a share of common stock at the date of grant and the warrant had a twelve-month term. During the year ended December 31, 2003, 9,500 warrants were issued under the plan with a weighted-average exercise price of $7.94. Warrants to purchase 5,900 shares were exercised during 2003. Total warrants issued under this plan amounted to 36,000 and none remain outstanding at December 31, 2005. The value of the warrants issued was considered immaterial to the financial statements.

The Stock Incentive Plan initially authorizes the issuance of up to 255,000 shares of Common Stock to assist the Bank in recruiting and retaining key personnel. The following table summarizes options outstanding:

		Weighted
		Average
		Exercise	Fair Value
	Options	Price	Per Share

Options outstanding January 1, 2003	149,240	$ 8.56
Granted	34,000	8.39	$ 2.69
Forfeited	(22,340)	8.48
Exercised	-	-

Options outstanding December 31, 2003	160,900	8.44
Granted	37,850	12.16	$ 4.73
Forfeited	(1,340)	9.86
Exercised	-	-

Options outstanding December 31, 2004	197,410	9.14
Granted	44,250	12.74	$ 4.58
Forfeited	-	-
Exercised	-	-

Options outstanding December 31, 2005	241,660	9.80

Options exercisable December 31, 2005	241,660

Options exercisable December 31, 2004	122,610

The fair value per share of the options granted was $4.83, $4.73, and $2.69 for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$7.68 - $9.24	160,060	6.2	$ 8.44	160,060	$ 8.44
$11.20 - $13.00	81,600	9.1	12.48	81,600	12.48

	241,660			241,660

Note 14.

Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at December 31, 2005 was 6.64125%. The securities may be redeemed at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 15.

Retirement plans

401K Plan:  The Bank provides a qualified 401K plan to all eligible employees which is administered through the Virginia Bankers Association Benefits Corporation. Employees are eligible to participate in the plan after three months of employment. Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction. The Bank provides a matching contribution of $.50 for every $1.00 the participant contributes up to the first 4% of their salary. Participants are fully vested in their own contributions and vest equally over three years of service in the Bank’s matching contributions.

Total contributions to the plan for the years ended December 31, 2005, 2004 and 2003 were $48,228, $13,359 and $5,364, respectively.

Supplemental Executive Retirement Plan:  The Bank established the Village Bank Supplemental Executive Retirement Plan (the “SERP”) on January 1, 2005 to provide supplemental retirement income to certain executive officers as designated by the Personnel Committee and approved by the Board of Directors. The SERP is an unfunded employee pension plan under the provisions of ERISA. An eligible employee, once designated by the Committee and approved by the Board of Directors in writing to participate in the SERP, becomes a participant in the SERP 60 days following such approval (unless an earlier participation date is approved). There are currently four executive officers who participate in the SERP. The retirement benefit to be received by a participant is determined by the Committee and approved by the Board of Directors and is payable in equal monthly installments over a 15 year period, commencing on the first day of the month following a participant’s retirement or termination of employment, provided the participant has been employed by the Bank for a minimum of 10 years (6 years in the case of one participant). The Personnel Committee, in its sole discretion, may choose to treat a participant who has experienced a termination of employment on or after attaining age 65 but prior to completing his service requirement as having completed his service requirement. The costs associated with this plan are offset by earnings attributable to the Bank’s purchase of Bank Owned Life Insurance (“BOLI”) on the lives of the participants. At December 31, 2005, the Bank’s liability under the SERP was $19,662 and expense for the year ended December 31, 2005 was to $19,662. The increase in cash surrender value of the BOLI related to the participants was $32,340 for the year ended December 31, 2005.

Directors’ Deferral Plan:  The Bank established the Village Bank Outside Directors Deferral Plan (the “Directors Deferral Plan”) on January 1, 2005 under which non-employee Directors of Village Bank have the opportunity to defer receipt of all or a portion of certain compensation until retirement or departure from the Board of Directors. Deferral of compensation under the Directors Deferral Plan is voluntary by non-employee Directors and to participate in the plan a director must file a deferral election as provided in the plan. A Director shall become an active participant with respect to a plan year (as defined in the plan) only if he is expected to have compensation during the plan year and he timely files a deferral election. A separate account is established for each participant in the plan and each account shall, in addition to compensation deferred at the election of the participant, be credited with interest on the balance of the account, the rate of such interest to be established by the Board of Directors in its sole discretion at the beginning of each plan year. The costs associated with this plan are partially offset by earnings attributable to the Bank’s purchase of Bank Owned Life Insurance (“BOLI”) on the lives of the participants. At December 31, 2005, the Bank’s liability under the Directors Deferral Plan was $57,268 and expense for the year ended December 31, 2005 was $57,268. The increase in cash surrender value of the BOLI related to the participants was $18,054 for the year ended December 31, 2005.

Note 16.

Fair values of financial instruments

The estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash and cash equivalents	$ 25,828,554	$ 25,828,554	$ 8,599,407	$ 8,599,407
Investment securities available for sale	2,981,903	2,981,903	5,427,604	5,427,604
Loans held for sale	2,860,440	2,860,440	2,867,084	2,867,084
Loans	170,447,273	167,454,882	134,162,293	134,040,889
Accrued interest receivable	936,589	936,589	610,866	610,866

Financial liabilities
Deposits	186,752,807	186,519,135	140,027,386	139,946,050
FHLB borrowings	4,000,000	3,960,689	4,000,000	4,017,460
Trust preferred securities	5,155,000	5,155,000	-	-
Other borrowings	486,810	486,810	835,079	835,079
Accrued interest payable	221,324	221,324	175,154	175,154

Off-balance-sheet instruments
Undisbursed credit lines		52,644,000		29,355,000
Commitments to extend or originate
credit		28,371,000		3,151,000
Standby letters of credit		4,476,000		3,527,000

Note 17.

Parent corporation only financial statements

Balance Sheets
December 31, 2005 and 2004

	2005	2004
Assets
Cash and due from banks	$ 915,758	$ 361,095
Investment in subsidiaries	20,975,848	14,531,524
Receivable from subsidiary	-	77,274
Investment in special purpose subsidiary	155,000	-
Prepaid expenses and other assets	385,438	15,266

	$ 22,432,044	$ 14,985,159

Liabilities and Stockholders' Equity
Liabilities
Long-term debt - trust preferred securities	$ 5,155,000	$ -
Payable to subsidiary	112,767	-
Other liabilities	12,384	-
Total liabilities	5,280,151	-

Stockholders' Equity
Preferred stock	-	-
Common stock	7,418,472	7,046,976
Additional paid-in capital	9,191,567	8,615,748
Accumulated other comprehensive
income (loss)	(43,562)	(31,798)
Retained earnings (deficit)	585,416	(645,767)
Total stockholders' equity	17,151,893	14,985,159

	$ 22,432,044	$ 14,985,159

Statements of Income
Years Ended December 31, 2005 and 2004

	2005	2004
Expenses
Interest	$ 239,133	$ -
Advertising and marketing	-	196
Supplies	56,352	22,200
Legal	6,186	24,388
Other outside services	8,726	4,992
Total expenses	310,397	51,776

Net loss before undistributed equity in subsidiary	(310,397)	51,776)

Undistributed equity in subsidiary	1,456,088	574,010

Net income before income taxes	1,145,691	522,234
Income taxes (benefit)	(85,492)	(339,309)

	$ 1,231,183	$ 861,543

Statements of Cash Flows
Years Ended December 31, 2005 and 2004

	2005	2004
Cash Flows from Operating Activities
Net income	$ 1,231,183	$ 861,543
Adjustments to reconcile net income to net cash
provided by operating activities
Undistributed earnings of subsidiary	(1,456,088)	(913,319)
Increase in other assets	(447,898)	(92,539)
Increase in other liabilities	125,151	-
Net cash provided by operations	(547,652)	(144,315)

Cash Flows from Investing Activities
Capital contribution to subsidiary	(5,000,000)	-
Net cash used in operations	(5,000,000)	-

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	5,155,000	-
Proceeds from exercise of warrants	947,315	505,410
Net cash provided by operations	6,102,315	505,410

Net increase in cash	554,663	361,095
Cash, beginning of period	361,095	-

Cash, end of period	$ 915,758	$ 361,095

 Note 18.

Selected quarterly financial data (unaudited)

Condensed quarterly financial data is shown as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005
Interest income	$2,451,364	$2,691,710	$3,005,921	$3,776,138
Interest expense	921,812	1,095,443	1,301,160	1,558,961
Net interest income before
provision for loan losses	1,529,552	1,596,267	1,704,761	2,217,177
Provision for loan losses	90,533	37,071	155,374	177,883
Gain on sale of loans	282,725	541,281	621,773	521,075
Fees and other noninterest
income	214,756	197,474	292,163	219,069
Noninterest expenses	1,528,888	1,789,762	2,070,643	2,388,711
Income tax expense	138,650	172,722	133,511	23,142
Net income	268,962	335,467	259,169	367,585
Earnings per share
Basic	$0.15	$0.19	$0.14	$0.20
Diluted	$0.14	$0.17	$0.13	$0.18

2004
Interest income	$1,669,882	$1,869,791	$1,904,670	$2,205,224
Interest expense	600,508	675,019	684,455	808,859
Net interest income before
provision for loan losses	1,069,374	1,194,772	1,220,215	1,396,365
Provision for loan losses	104,000	56,900	206,484	165,246
Gain on sale of loans	205,154	321,157	294,922	251,475
Loss on securities	(16,396)	(9,974)	-	-
Fees and other noninterest
income	132,087	161,408	210,577	208,998
Noninterest expenses	1,284,262	1,351,291	1,380,200	1,569,517
Income tax benefit	-	-	-	(339,309)
Net income	1,957	259,172	139,030	461,384
Earnings per share
Basic	$ -	$0.15	$0.08	$0.26
Diluted	$ -	$0.14	$0.07	$0.24