Form 10QSB
period 2006-03-31
Village Bank & Trust Financial Corp.
filed 2006-05-15
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

1,919,967 shares of common stock, $4.00 par value, outstanding as of May 11, 2006.

Village Bank and Trust Financial Corp.

Form 10-QSB

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets

March 31, 2006 (unaudited) and December 31, 2005

3

Consolidated Statements of Income

For the Three Months Ended

March 31, 2006 and 2005 (unaudited)

4

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended

March 31, 2006 and 2005 (unaudited)

5

Consolidated Statements of Cash Flows

For the Three Months Ended

March 31, 2006 and 2005 (unaudited)

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

26

Item 5.  Other Information

26

Item 6.  Exhibits

26

Signatures

27

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
March 31, 2006 (unaudited) and December 31, 2005

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$ 6,392,344	$ 6,386,324
Federal funds sold	2,617,178	19,442,230
Investment securities available for sale	2,953,612	2,981,903
Loans held for sale	3,600,853	2,860,440
Loans
Outstandings	191,744,811	172,745,040
Allowance for loan losses	(2,148,399)	(1,930,999)
Deferred fees	(437,081)	(366,768)
	189,159,331	170,447,273
Premises and equipment, net	7,242,583	7,203,760
Accrued interest receivable	1,041,293	936,589
Goodwill	689,108	689,108
Other assets	4,455,541	4,027,325

	$ 218,151,843	$ 214,974,952

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$ 19,853,796	$ 16,092,167
Interest checking	6,806,795	6,664,602
Money market	16,987,083	33,827,042
Savings	3,803,662	4,633,280
Time deposits of $100,000 and over	41,246,344	38,415,949
Other time deposits	98,561,234	87,119,767
	187,258,914	186,752,807
FHLB advances	4,000,000	4,000,000
Long-term debt - trust preferred securities	5,155,000	5,155,000
Federal funds purchased	2,647,770	-
Other borrowings	202,200	486,810
Accrued interest payable	264,273	221,324
Other liabilities	879,027	1,207,118
Total liabilities	200,407,184	197,823,059

Stockholders' equity
Preferred stock, $1 par value - 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $4 par value - 10,000,000 shares authorized;
1,885,850 shares issued and outstanding at March 31, 2006,
1,854,618 shares issued and outstanding at December 31, 2005	7,543,400	7,418,472
Additional paid-in capital	9,379,205	9,191,567
Accumulated other comprehensive income (loss)	(45,965)	(43,562)
Retained earnings	868,019	585,416
Total stockholders' equity	17,744,659	17,151,893

	$ 218,151,843	$ 214,974,952

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Income
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months
	Ended March 31,
	2006	2005
Interest income
Loans	$ 3,740,537	$ 2,353,462
Investment securities	35,531	49,729
Federal funds sold	166,307	48,173
Total interest income	3,942,375	2,451,364

Interest expense
Deposits	1,590,517	855,150
Borrowed funds	130,334	66,662
Total interest expense	1,720,851	921,812

Net interest income	2,221,524	1,529,552
Provision for loan losses	217,400	90,533
Net interest income after provision
for loan losses	2,004,124	1,439,019

Noninterest income
Service charges and fees	123,250	133,292
Gain on sale of loans	333,611	282,725
Other	120,691	81,464
Total noninterest income	577,552	497,481

Noninterest expense
Salaries and benefits	1,231,924	851,740
Occupancy	159,669	85,075
Equipment	99,994	116,329
Supplies	71,566	60,451
Professional and outside services	235,006	207,423
Advertising and marketing	63,567	49,749
Other operating expense	291,764	158,121
Total noninterest expense	2,153,490	1,528,888

Net income before income taxes	428,186	407,612
Provision for income taxes	145,583	138,650

Net income	$ 282,603	$ 268,962

Earnings per share, basic	$ 0.15	$ 0.15
Earnings per share, diluted	$ 0.13	$ 0.14

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2006 and 2005
(Unaudited)

					Accumulated
	Common Stock		Additional	Retained	Other
	Number of		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (loss)	Total

Balance, December 31, 2005	1,854,618	$ 7,418,472	$ 9,191,567	$ 585,416	$ (43,562)	$ 17,151,893
Issuance of common stock	31,232	124,928	187,638	-	-	312,566
Net income	-	-	-	282,603	-	282,603
Change in unrealized gain
(loss) on securities
available for sale	-	-	-	-	(2,403)	(2,403)
Total comprehensive
income (loss)	-	-	-	-	-	280,200

Balance, March 31, 2006	1,885,850	$ 7,543,400	$ 9,379,205	$ 868,019	$ (45,965)	$ 17,744,659

Balance, December 31, 2004	1,761,744	$ 7,046,976	$ 8,615,748	$ (645,767)	$ (31,798)	$ 14,985,159
Issuance of common stock	6,400	25,600	39,680	-	-	65,280
Net income	-	-	-	268,962	-	268,962
Change in unrealized gain
(loss) on securities
available for sale	-	-	-	-	(170)	(170)
Total comprehensive
income (loss)	-	-	-	-	-	268,792

Balance, March 31, 2005	1,768,144	$ 7,072,576	$ 8,655,428	$ (376,805)	$ (31,968)	$ 15,319,231

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months
	Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$ 282,603	$ 268,962
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	95,226	81,164
Provision for loan losses	217,400	90,533
Gain on loans sold	(333,611)	(282,725)
Proceeds from sale of mortgage loans	14,034,623	11,996,152
Origination of mortgage loans for sale	(14,441,425)	(12,382,270)
Amortization of premiums and accretion of
discounts on securities, net	(5,959)	1,256
Increase in interest receivable	(104,704)	(46,896)
Increase in other assets	(427,915)	(453,283)
Increase in interest payable	42,949	26,286
Increase (decrease) in other liabilities	(328,091)	83,322
Net cash used in operating activities	(968,904)	(617,499)

Cash Flows from Investing Activities
Purchases of available for sale securities	(597,889)	(8,806,000)
Maturities and calls of available for sale securities	629,435	3,342,111
Net increase in loans	(18,929,458)	(3,451,020)
Purchases of premises and equipment	(134,049)	(138,036)
Net cash used in investing activities	(19,031,961)	(9,052,945)

Cash Flows from Financing Activities
Issuance of common stock	312,566	65,280
Net increase in deposits	506,107	3,238,983
Proceeds from issuance of trust preferred securities	-	5,155,000
Net increase in other borrowings	2,363,160	1,091,847
Net cash provided by financing activities	3,181,833	9,551,110

Net decrease in cash and cash equivalents	(16,819,032)	(119,334)
Cash and cash equivalents, beginning of period	25,828,554	8,599,407

Cash and cash equivalents, end of period	$ 9,009,522	$ 8,480,073

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three month period ended March 31, 2006 is not necessarily indicative of the results to be expected for the full year ending December 31, 2006.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

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

Note 3 - Earnings per common share

Basic earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period.  For the three month periods ended March 31, 2006 and 2005, the weighted-average number of common shares totaled 1,870,208 and 1,763,841, respectively.   Diluted earnings per share reflects the potential dilution of securities that could share in the net income of the Company.  Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented.  For the three month periods ended March 31, 2006 and 2005, the weighted-average number of common shares on a fully diluted basis totaled 2,133,281 and 1,898,816, respectively.  There were no options to acquire common stock that were anti-dilutive for the three month period ended March 31, 2006, and options to acquire 31,350 shares of common stock  were anti-dilutive for the three month period ended March 31, 2005.

Note 4 – Stock incentive and stock warrant plans

In September and October 2002, the Company completed an offering of units, each of which consisted of one share of its common stock and one warrant to purchase one share of its common stock, through the sale of 817,200 units at a price of $8.50 per unit.  Proceeds to the Company from the offering (net of offering expenses of $624,000) were $6,322,000.   The share of common stock and warrant that comprised each unit traded together for 45 days after the offering, but now trade separately. The Company also issued 40,860 warrants to the underwriter of the offering. Each warrant entitles the holder to purchase share of common stock, at a price of $10.20 per share, at any time through September 27, 2007, unless the warrants are cancelled.  The warrants may be cancelled after December 31,

2003 by the Company in whole or in part upon 30 days’ written notice if for 20 or more trading days within any period of 30 consecutive trading days, including the last day of the period, the bid price of the stock exceeds $12.75 per share.  On April 26, 2006, the Company announced that it would be canceling these warrants effective June 13, 2006 under this provision of the agreement covering the warrants.  As of March 31, 2006, warrants to purchase 176,656 shares of the Company’s common stock have been exercised and warrants to purchase 687,404 common shares remain outstanding.

The Organizational Investors Warrant Plan made available 140,000 warrants for grant to the Company’s initial (organizational) investors for certain risks associated with the establishment of the Bank.  The warrants have an exercise price of $10 per share (which approximated the fair value per share of common stock at issuance date) and expire in April 2008.  At March 31, 2006, 137,500 warrants had been issued and none had been exercised.

The Company has an Incentive Plan which authorizes the issuance of up to 255,000 shares of Common Stock to assist the Company in recruiting and retaining key personnel.  The following table summarizes options outstanding under this plan:

	Three Months Ended March 31,
	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Options outstanding at beginning of period	241,660	$ 9.14	197,410	$ 9.14
Granted	-	-	500	11.21
Forfeited	-	-	-	-
Exercised	(3,000)	-	-	-

Options outstanding at end of period	238,660	$ 9.25	197,910	$ 9.15

Options exercisable at end of period	238,660		123,060

Fair value per share of options
granted during the period	$ -		$ 4.30

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for stock options granted to employees and directors pursuant to the Incentive Plan.  Under APB 25, compensation expense was determined based upon the fair value of the awards at the grant date consistent with the method under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and the impact of this expense on net income and earnings per share was disclosed in the notes to financial statements.  Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” issued in December 2004, a revision of SFAS 123, and superseding APB 25, and its related implementation guidance.  SFAS 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award rather than disclosed in the financial statements.  No stock-based compensation was awarded during the three months ended March 31, 2006.

Note 5 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2006 was 7.06%. The securities may be redeemed at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

•

economic conditions in the Richmond metropolitan area;

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

The Bank has three subsidiaries: Village Bank Mortgage Company, Village Insurance Agency, Inc., and Village Financial Services Corporation.  Through our combined companies, we offer a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans.  We are a community-oriented and locally owned and managed financial institution focusing on providing a high level of responsive and personalized services to our customers, delivered in the context of a strong direct relationship with the customer.  We conduct our operations from our main office/corporate headquarters location and six branch offices.

Our total assets increased to $218,152,000 at March 31, 2006 from $214,975,000 at December 31, 2005.  While the 1.5% increase in total assets during the first three months of 2006 is not significant,

the change in the asset mix was positive.  During the first quarter of 2006, net loans increased by $18.7 million which was funded by a decrease in federal funds sold of $19.4 million.  This results in higher yielding assets as interest rates on loans are higher than on federal funds sold.

The following presents management’s discussion and analysis of the financial condition of the Company at March 31, 2006 and December 31, 2005, and results of operations for the Company for the three month periods ended March 31, 2006 and 2005.  This discussion should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission as well as the first quarter 2006 financial statements and notes thereto appearing elsewhere in this report.

Results of operations

Net income totaled $283,000, or $0.13 per share on a fully diluted basis, in the first quarter of 2006 compared to net income of $269,000, or $0.14 per share on a fully diluted basis, in the first quarter of 2005.

While the Company’s earnings in the first quarter of 2006 were only slightly higher than the earnings for the same period in 2005, the components of the results were significantly different.  The Company’s primary source of income, net interest income, increased by $692,000, or 45.2%, from $1,530,000 in the first quarter of 2005 to $2,222,000 in the first quarter of 2006.  Noninterest income increased by $80,000, or 16.1%, from $497,000 in the first quarter of 2005 to $577,000 in the first quarter of 2006.

Noninterest expense increased by $624,000, or 40.9%, from $1,529,000 in the first quarter of 2005 to $2,153,000 in the first quarter of 2006.  This increase in the components of our earnings is attributable to our growth and expansion.  This growth is demonstrated in the following schedule (dollars in thousands):

	March 31,		Increase
	2006	2005	Amount	Percent

Total assets
At period end	$ 218,152	$ 170,234	$ 47,918	28.15%
Average for the quarter	218,659	167,510	51,149	30.53%

Loans, net of unearned income
At period end	191,308	139,125	52,183	37.51%
Average for the quarter	182,099	138,574	43,525	31.41%

Deposits
At period end	187,259	143,266	43,993	30.71%
Average for the quarter	172,522	130,850	41,672	31.85%

Number of branches	7	4	3	75.00%

While we believe that the Company will continue to grow, we do not anticipate growth rates reflected in the above schedule at the same levels in the future, as increasing interest rates are expected to slow down loan growth.

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

Net interest income for the three months ended March 31, 2006 and 2005 was $2,222,000 and $1,530,000, respectively.  This increase of $692,000, or 45.2%, in net interest income was due to growth in loans and an improved net interest margin.  Net loans increased by $52,183,000, or 37.5%, from $139,125,000 at March 31, 2005 to $191,308,000 at March 31, 2006.  Net loans averaged $182,099,000 in the first quarter of 2006 as compared to $138,574,000  in the first quarter of 2005, an increase of $43,525,000, or 31.4%.  In addition, our net interest margin for the three months ended March 31, 2006 was 4.47% compared to 4.06% for the first three months of 2005.  This improvement in our net interest margin is due to the recent increases in the prime interest rate resulting from the increases in short-term interest rates by the Federal Reserve.  While these increases in short-term interest rates have increased our net interest income, we expect continued increases in short-term rates, should they occur, to slow loan growth.

Average interest-earning assets for the first three months of 2006 increased by $48,831,000, or 31.9%, compared to the first three months of 2005.  The increase in interest-earning assets was due primarily to the growth of our loan portfolio.  The average yield on interest-earning assets increased to 7.93% for the first three months of 2006 compared to 6.50% for the first three months of 2005.  The increase in the average yields from 2005 to 2006 was due primarily to an improvement in the yield on loans.

Our average interest-bearing liabilities increased by $46,915,000, or 34.7%, for the first three months of 2006 compared to the first three months of 2005.  The growth in interest-bearing liabilities was primarily due to strong growth in deposits.  The average cost of interest-bearing liabilities increased to 3.84% for the first three months of 2006 from 2.77% for the first three months of 2005.  The principal reasons for the increase in the liability costs was the rise in short-term rates by the Federal Reserve discussed previously and an increase in our borrowing costs associated with the issuance of trust preferred securities.  See our discussion of interest rate sensitivity below for more information.

The following table illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders' equity and related income, expense and corresponding weighted-average yields and rates.  The average balances used in these tables and other statistical data were calculated using daily average balances.  We had no tax exempt assets for the periods presented.

Average Balance Sheets
(In thousands)

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Gross loans	$ 182,099	$ 3,716	8.28%	$ 138,574	$ 2,330	6.82%
Investment securities	2,987	36	4.82%	4,666	50	4.35%
Loans held for sale	1,501	24	6.53%	1,609	23	5.80%
Federal funds and other	15,097	166	4.47%	8,004	48	2.43%
Total interest earning assets	201,684	3,942	7.93%	152,853	2,451	6.50%
Allowance for loan losses	(2,000)			(1,560)
Cash and due from banks	5,912			5,583
Premises and equipment, net	7,354			6,242
Other assets	5,709			4,392
Total assets	$ 218,659			$ 167,510

Interest bearing deposits
Interest checking	$ 6,611	$ 9	0.58%	$ 7,458	$ 17	0.92%
Money market	34,675	323	3.78%	22,987	105	1.85%
Savings	4,245	12	1.13%	4,516	12	1.08%
Certificates	126,991	1,246	3.98%	95,889	721	3.05%
Total deposits	172,522	1,590	3.74%	130,850	855	2.65%
Borrowings	9,447	130	5.60%	4,204	67	6.46%
Total interest bearing liabilities	181,969	1,720	3.84%	135,054	922	2.77%
Noninterest bearing deposits	18,008			12,916
Other liabilities	1,061			4,123
Total liabilities	201,038			152,093
Equity capital	17,621			15,417
Total liabilities and capital	$ 218,659			$ 167,510

Net interest income before
provision for loan losses		$ 2,222			$ 1,529

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			4.09%			3.73%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			4.47%			4.06%

Provision for loan losses

The provision for loan losses for the three months ended March 31, 2006 was $217,000, compared to $91,000 for the three months ended March 31, 2005.  The 140.1% increase from 2005 to 2006 was due to the higher loan volume in 2006 as compared to 2005.  Net loans increased by $18,929,000 in the first quarter of 2006 compared to an increase of $3,448,000 in the first quarter of 2005.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.  See our discussion of the allowance for loan losses under Allowance for loan losses and Critical accounting policies below.

Noninterest income

Noninterest income increased from $497,000 for the first three months of 2005 to $577,000 for the first three months of 2006, an $80,000, or 16.1%, increase.  This increase was directly attributable to the higher loan volume by the Bank’s mortgage banking subsidiary.  Gains on loan sales increased from $283,000 for the first three months of 2005 to $334,000 for the first three months of 2006, a $51,000, or 18.0%, increase. Other noninterest income increased from $82,000 for the first three months of 2005 to $121,000 for the first three months of 2006, a $39,000, or 48.2%, increase.

Noninterest expense

Noninterest expense for the three months ended March 31, 2006 totaled $2,153,000, an increase of $624,000, or 40.9%, from $1,529,000 for the three months ended March 31, 2005.  Salaries and benefits represented the largest increase, increasing by $380,000, or 44.6%, for the first three months of 2006 to $1,232,000, compared to $852,000 for the first three months of 2005.  This increase and other increases in noninterest expense were primarily attributable to the growth of the Company both in personnel and new branches.

Income taxes

The provision for income taxes for the three months ended March 31, 2006 is based upon the results of operations.  Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income.  If any such assets are not likely to be recovered, a valuation allowance must be recognized.  We determined that a valuation allowance was not required for deferred tax assets as of March 31, 2006.  The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded a franchise tax expense of $31,000 and $30,000 for the three months ended March 31, 2006 and 2005, respectively.

Loan portfolio

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%

Commercial	$ 15,027	7.8%	$ 14,121	8.2%
Real estate - residential	30,451	15.9%	30,043	17.4%
Real estate - commercial	74,354	38.8%	66,274	38.4%
Real estate - construction	65,773	34.3%	56,146	32.5%
Consumer	6,140	3.2%	6,161	3.5%

Total loans	191,745	100.0%	172,745	100.0%
Less: unearned income, net	(437)		(367)
Less: allowance for loan losses	(2,149)		(1,931)

Total loans, net	$ 189,159		$ 170,447

Allowance for loan losses

The allowance for loan losses at March 31, 2006 was $2,149,000, compared to $1,931,000 at December 31, 2005.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) was 1.12% at March 31, 2006 and December 31, 2005.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.  See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Three Months Ended
	March 31,
	2006	2005

Beginning balance	$ 1,931	$ 1,514
Provision for loan losses	218	91
Charge-offs - comercial	-	(4)
Recoveries	-	1

Ending balance	$ 2,149	$ 1,602

Loans outstanding at end of period (1)	$ 191,308	$ 138,574
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of period	1.12%	1.16%

Average loans outstanding for the period (1)	$ 182,099	$ 139,854
Ratio of net charge-offs to average loans
outstanding for the period	N/A	0.00%

(1) Loans are net of unearned income.

Investment portfolio

At March 31, 2006 and December 31, 2005, all of our securities were classified as available-for-sale.  The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(In thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
March 31, 2006
US Government Agencies
Within one year	$ 605	$ 598	$ -	$ 598	4.36%
One to five years	360	360	(8)	352	4.65%
More than five years	1,789	1,789	(53)	1,736	4.97%
Total	2,754	2,747	(61)	2,686	4.79%

Mortgage-backed securities
More than five years	213	213	5	218	3.64%
Total	213	213	5	218	3.64%

Other investments
More than five years	50	50	-	50	3.92%
	50	50	-	50	3.92%

Total investment securities	$ 3,017	$ 3,010	$ (56)	$ 2,954	4.69%

December 31, 2005
US Government Agencies
Within one year	$ 605	$ 599	$ 0	$ 599	4.36%
One to five years	360	360	(10)	350	4.65%
More than five years	1,789	1,789	(49)	1,740	4.97%
Total	2,754	2,748	(59)	2,689	4.79%

Mortgage-backed securities
More than five years	237	238	5	243	3.64%
Total	237	238	5	243	3.64%

Other investments
More than five years	50	50	-	50	3.92%

Total investment securities	$ 3,041	$ 3,036	$ (54)	$ 2,982	4.69%

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

Goodwill of $689,000 at March 31, 2006 was related to the Bank’s acquisition of Village Bank Mortgage in 2003.  There was no impairment of goodwill at March 31, 2006.

Deposits

Total deposits increased by $506,000, or 0.3%, during the first three months of 2006 as compared to an increase of $3,329,000, or 2.3%, during the first three months of 2005.  This small increase in deposits is a result of the loss of a money market account with a local brokerage company, Anderson & Strudwick.  This money market account was used by Anderson & Strudwick to deposit its customers cash balances and amounted to $18,887,000 in deposits at December 31, 2005. Because we do not want to become dependent on any single depositor relationship, we renegotiated the terms of this account during the first quarter of 2006 and established both a new lower maximum deposit amount and a lower interest rate consistent with interest rates currently paid on money market accounts. Anderson & Strudwick, which is one of the market-makers for our common stock, subsequently withdrew all of its deposits, but ultimately redeposited a much lower amount of funds with us in order to maintain the banking relationship. We were aware of and planned for this loss of deposits, with increases in demand deposits of $3,904,000 and in certificates of deposit of $14,272,000 offsetting this loss.  As the loss of this deposit was a one time event, we expect higher increases in deposits for the remainder of 2006.  In 2005, the increase in deposits occurred primarily in noninterest demand accounts, which increased by $3,116,000, or 31.1%.

The mix of our deposits continues to be weighted toward time deposits which represent 74.7% of our total deposits at March 31, 2006 as compared to 67.2% at December 31, 2005 (the loss of the money market account discussed previously was the reason for the increase in this percentage).  As a result, our cost of funds is higher than we would like and we are striving to change this mix more toward lower cost checking accounts.  As our branch network increases and becomes more convenient to a larger segment of our targeted customer base, we believe that a move to a higher percentage of our deposits in checking accounts will occur.  Additionally, we are emphasizing checking account deposit growth at our existing branches.

The average cost of interest-bearing deposits for the three months ended March 31, 2006 and 2005 was 3.74% and 2.65%, respectively.  This increase in our average cost of interest-bearing deposits has mirrored the overall increase in interest rates resulting from the actions by the Federal Reserve to increase short-term interest rates.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $4,000,000 at March 31, 2006 and December 31, 2005.  The FHLB advances are secured by the pledge of first mortgage loans and the pledge of our FHLB stock.

Capital resources

Stockholders’ equity at March 31, 2006 was $17,745,000, compared to $17,152,000 at December 31, 2005.  The $593,000 increase in equity during the first three months of 2006 was due to proceeds from the issuance of common stock of $313,000 and net income of $283,000.  Stockholders’ equity at March 31, 2005 was $15,319,000, compared to $14,985,000 at December 31, 2004.  The $334,000 increase in equity during the first three months of 2005 was due to proceeds from the issuance of common stock of $65,000 and net income of $269,000.

During the first quarter of 2005, the Company issued $5.2 million in Trust Preferred Capital Notes.  The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands)

	March 31,	December 31,
	2006	2005

Tier 1 capital
Common stock	$ 7,543	$ 7,418
Additional paid-in capital	9,379	9,192
Retained earnings	868	585
Qualifying trust preferred securities	5,000	5,000
Total equity	22,790	22,195
Less: goodwill	(689)	(689)
Total Tier 1 capital	22,101	21,506

Tier 2 capital
Allowance for loan losses	2,148	1,931
Total Tier 2 capital	2,148	1,931

Total risk-based capital	24,249	23,437

Risk-weighted assets	$ 219,875	$ 191,413

Capital ratios
Tier 1 capital to risk-weighted assets	10.1%	11.2%
Total capital to risk-weighted assets	11.0%	12.2%
Leverage ratio (Tier 1 capital to
average assets)	10.1%	10.0%
Equity to total assets	8.1%	8.0%

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At March 31, 2006, cash, cash equivalents and investment securities available for sale totaled $9,315,000, or 4.3% of total assets, which we believe is adequate to meet short-term liquidity needs.

At March 31, 2006, we had commitments to originate $72,371,000 of loans.  Fixed commitments to incur capital expenditures were less than $25,000 at March 31, 2006.  Time deposits scheduled to mature in the 12-month period ending March 31, 2007 totaled $101,029,000 at March 31, 2006. We believe that a significant portion of such deposits will remain with us.  We further believe that loan repayments and other sources of funds will be adequate to meet our foreseeable short- and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at March 31, 2006.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Interest Rate Sensitivity GAP Analysis
March 31, 2006
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 1,052	$ 1,161	$ 4,754	$ 2,720	$ 8,645	$ 18,332
Variable rate	122,596	7,467	7,391	14,467	21,492	173,413
Investment securities	598	-	-	-	2,356	2,954
Loans held for sale	3,601	-	-	-	-	3,601
Federal funds sold	2,617	-	-	-	-	2,617

Total rate sensitive assets	130,464	8,628	12,145	17,187	32,493	200,917
Cumulative rate sensitive assets	130,464	139,092	151,237	168,424	200,917

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	6,807	-	6,807
Money market accounts	16,987	-	-	-	-	16,987
Savings (2)	-	-	-	3,804	-	3,804

Time deposits	38,981	21,021	41,027	22,483	16,295	139,807
FHLB advances	-	-	-	4,000	-	4,000
Trust preferred securities	-	-	-	-	5,155	5,155
Other borrowings	2,850	-	-	-	-	2,850

Total rate sensitive liabilities	58,818	21,021	41,027	37,094	21,450	179,410
Cumulative rate sensitive liabilities	58,818	79,839	120,866	157,960	179,410

Rate sensitivity gap for period	$ 71,646	$ (12,393)	$ (28,882)	$ (19,907)	$ 11,043	$ 21,507
Cumulative rate sensitivity gap	$ 71,646	$ 59,253	$ 30,371	$ 10,464	$ 21,507

Ratio of cumulative gap to total assets	32.8%	27.2%	13.9%	4.8%	9.9%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	221.8%	174.2%	125.1%	106.6%	112.0%
Ratio of cumulative gap to cumulative
rate sensitive assets	54.9%	42.6%	20.1%	6.2%	10.7%

(1) Includes nonaccrual loans of $1,194,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At March 31, 2006, our assets that reprice within one year exceeded liabilities that reprice within one year by $27,753,000 and therefore we were in an asset sensitive position.  A positive gap can adversely affect earnings in periods of falling interest rates, but can improve earnings in periods of rising interest rates.  This positive position is due primarily to our adjustable rate loan portfolio.

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

Presented below is a discussion of those accounting policies that management believes are the most important accounting policies to the portrayal and understanding of our financial condition and results of operations.  These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.  See also Note 1 of the Notes to Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

ITEM 3 – CONTROLS AND PROCEDURES

Based upon an evaluation as of March 31, 2006 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act are made known to them in a timely fashion.

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

Date:  May 12, 2006

By: /s/ Thomas W. Winfree

      Thomas W. Winfree

      President and

      Chief Executive Officer

Date:  May 12, 2006

By: /s/ C. Harril Whitehurst, Jr.

      C. Harril Whitehurst, Jr.

      Senior Vice President and

      Chief Financial Officer

Exhibit Index

Exhibit

Number

Document

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

   32.1

Statement of Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350