Form 10QSB
period 2006-06-30
Village Bank & Trust Financial Corp.
filed 2006-08-14
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

2,562,088 shares of common stock, $4.00 par value, outstanding as of August 4, 2006.

Village Bank and Trust Financial Corp.

Form 10-QSB

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets

June 30, 2006 (unaudited) and December 31, 2005

3

Consolidated Statements of Income

For the Three and Six Months Ended

June 30, 2006 and 2005 (unaudited)

4

Consolidated Statements of Stockholders’ Equity

For the Six Months Ended

June 30, 2006 and 2005 (unaudited)

5

Consolidated Statements of Cash Flows

For the Six Months Ended

June 30, 2006 and 2005 (unaudited)

6

Notes to Condensed Consolidated Financial Statements (unaudited)

7

Item 2.  Management’s Discussion and Analysis or Plan of Operation

11

Item 3.  Controls and Procedures

26

Part II – Other Information

Item 1.  Legal Proceedings

27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 3.  Defaults Upon Senior Securities

27

Item 4.  Submission of Matters to a Vote of Security Holders

27

Item 5.  Other Information

28

Item 6.  Exhibits

28

Signatures

                                                                                                                    29

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
June 30, 2006 (Unaudited) and December 31, 2005

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$ 4,586,668	$ 6,386,324
Federal funds sold	2,626,518	19,442,230
Investment securities available for sale	10,898,659	2,981,903
Loans held for sale	2,955,907	2,860,440
Loans
Outstandings	204,212,522	172,745,040
Allowance for loan losses	(2,188,877)	(1,930,999)
Deferred fees	(413,914)	(366,768)
	201,609,731	170,447,273
Premises and equipment, net	7,373,040	7,203,760
Accrued interest receivable	1,649,857	936,589
Goodwill	689,108	689,108
Other assets	5,681,152	4,027,325

	$ 238,070,640	$ 214,974,952

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$ 19,739,713	$ 16,092,167
Interest checking	7,874,152	6,664,602
Money market	17,764,973	33,827,042
Savings	3,868,002	4,633,280
Time deposits of $100,000 and over	44,864,278	38,415,949
Other time deposits	107,466,283	87,119,767
	201,577,401	186,752,807
FHLB advances	4,000,000	4,000,000
Long-term debt - trust preferred securities	5,155,000	5,155,000
Federal funds purchased	954,000	-
Other borrowings	158,570	486,810
Accrued interest payable	297,313	221,324
Other liabilities	978,579	1,207,118
Total liabilities	213,120,863	197,823,059

Stockholders' equity
Preferred stock, $1 par value - 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $4 par value - 10,000,000 shares authorized;
2,562,088 shares issued and outstanding at June 30, 2006,
1,854,618 shares issued and outstanding at December 31, 2005	10,248,352	7,418,472
Additional paid-in capital	13,565,881	9,191,567
Accumulated other comprehensive income (loss)	(73,860)	(43,562)
Retained earnings	1,209,404	585,416
Total stockholders' equity	24,949,777	17,151,893

	$ 238,070,640	$ 214,974,952

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Interest income
Loans	$ 4,266,706	$ 2,627,493	$ 8,007,243	$ 4,949,904
Investment securities	40,341	20,916	75,872	68,437
Federal funds sold	88,774	43,301	255,081	91,474
Total interest income	4,395,821	2,691,710	8,338,196	5,109,815

Interest expense
Deposits	1,743,766	935,067	3,334,283	1,790,217
Borrowed funds	135,389	160,376	265,723	195,987
Total interest expense	1,879,155	1,095,443	3,600,006	1,986,204

Net interest income	2,516,666	1,596,267	4,738,190	3,123,611
Provision for loan losses	145,761	37,071	363,161	127,604
Net interest income after provision
for loan losses	2,370,905	1,559,196	4,375,029	2,996,007

Noninterest income
Service charges and fees	139,369	101,366	262,619	234,658
Gain on sale of loans	424,565	541,281	758,176	824,006
Loss on securities, net	-	-	-	-
Other	71,109	96,108	191,800	179,780
Total noninterest income	635,043	738,755	1,212,595	1,238,444

Noninterest expense
Salaries and benefits	1,440,562	973,515	2,672,486	1,825,255
Occupancy	154,959	86,098	314,628	171,173
Equipment	118,178	138,413	218,172	254,742
Supplies	81,244	102,458	152,811	162,909
Professional and outside services	280,663	246,268	515,668	453,691
Advertising and marketing	117,896	42,069	181,463	91,818
Other operating expense	295,196	200,941	586,958	359,062
Total noninterest expense	2,488,698	1,789,762	4,642,186	3,318,650

Net income before income taxes	517,250	508,189	945,438	915,801
Provision for income taxes	175,865	172,722	321,450	311,372

Net income	$ 341,385	$ 335,467	$ 623,988	$ 604,429

Earnings per share, basic	$ 0.16	$ 0.19	$ 0.31	$ 0.34
Earnings per share, diluted	$ 0.16	$ 0.17	$ 0.30	$ 0.31

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

					Accumulated
	Common Stock		Additional	Retained	Other
	Number of		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (loss)	Total

Balance, December 31, 2005	1,854,618	$ 7,418,472	$ 9,191,567	$ 585,416	$ (43,562)	$ 7,151,893
Issuance of common stock	707,470	2,829,880	4,374,314	-	-	7,204,194
Net income	-	-	-	623,988	-	623,988
Change in unrealized gain
(loss) on securities
available for sale	-	-	-	-	(30,298)	(30,298)
Total comprehensive
income (loss)	-	-	-	-	-	593,690

Balance, June 30, 2006	2,562,088	$ 0,248,352	$13,565,881	$1,209,404	$ (73,860)	$24,949,777

Balance, December 31, 2004	1,761,744	$ 7,046,976	$ 8,615,748	$ (645,767)	$ (31,798)	$14,985,159
Issuance of common stock	36,900	147,600	228,780	-	-	376,380
Net income	-	-	-	604,429	-	604,429
Change in unrealized gain
(loss) on securities
available for sale	-	-	-	-	30,290	30,290
Total comprehensive
income (loss)	-	-	-	-	-	634,719

Balance, June 30, 2005	1,798,644	$ 7,194,576	$ 8,844,528	$ (41,338)	$ (1,508)	$15,996,258

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Six Months
	Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$ 623,988	$ 604,429
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	200,509	161,904
Provision for loan losses	363,161	127,604
Gain on loans sold	(758,176)	(824,006)
Proceeds from sale of mortgage loans	32,444,802	35,788,007
Origination of mortgage loans for sale	(31,782,094)	(35,573,361)
Amortization of premiums and accretion of
discounts on securities, net	(20,494)	8,599
Increase in interest receivable	(713,268)	(94,021)
Increase in other assets	(1,640,781)	(1,387,830)
Increase in interest payable	75,989	35,999
Increase (decrease) in other liabilities	(228,539)	795,293
Net cash used in operating activities	(1,434,902)	(357,383)

Cash Flows from Investing Activities
Purchases of available for sale securities	(9,183,855)	(10,000,410)
Maturities and calls of available for sale securities	1,244,249	12,485,672
Net increase in loans	(31,525,619)	(10,442,216)
Purchases of premises and equipment	(369,789)	(431,445)
Net cash used in investing activities	(39,835,014)	(8,388,399)

Cash Flows from Financing Activities
Issuance of common stock	7,204,194	376,380
Net increase in deposits	14,824,594	3,250,465
Proceeds from issuance of trust preferred securities	-	5,155,000
Net increase (decrease) in other borrowings	625,760	(747,457)
Net cash provided by financing activities	22,654,548	8,034,388

Net decrease in cash and cash equivalents	(18,615,368)	(711,394)
Cash and cash equivalents, beginning of period	25,828,554	8,599,407

Cash and cash equivalents, end of period	$ 7,213,186	$ 7,888,013

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three and six month periods ended June 30, 2006 is not necessarily indicative of the results to be expected for the full year ending December 31, 2006.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

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

Note 3 - Earnings per common share

Basic earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period.  For the three month periods ended June 30, 2006 and 2005, the weighted-average number of common shares totaled 2,071,159 and 1,783,491, respectively.  For the six month periods ended June 30, 2006 and 2005, the weighted-average number of common shares totaled 1,971,239 and 1,773,720, respectively.  Diluted earnings per share reflects the potential dilution of securities that could share in the net income of the Company.  Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented.  For the three month periods ended June 30, 2006 and 2005, the weighted-average number of common shares on a fully diluted basis totaled 2,163,716 and 2,007,318, respectively.  For the six month periods ended June 30, 2006 and 2005, the weighted-average number of common shares on a fully diluted basis totaled 2,066,713 and 1,954,678, respectively.  At June 30, 2005, there were options to acquire 35,800 shares of common stock that were anti-dilutive for the six month period ended June 30, 2005, and none that were anti-dilutive for all other periods presented.

Note 4 – Stock incentive and stock warrant plans

In September and October 2002, the Company completed an offering of units, each of which consisted of one share of its common stock and one warrant to purchase one share of its common stock, through the sale of 817,200 units at a price of $8.50 per unit.  Proceeds to the Company from the offering (net of offering expenses of $624,000) were $6,322,000.  The share of common stock and warrant that comprised each unit traded together for 45 days after the offering, but subsequently traded separately.  The Company also issued 40,860 warrants to the underwriter of the offering.  Each warrant entitled the holder to purchase one share of common stock, at a price of $10.20 per share, at any time through September 27, 2007, unless the warrants were cancelled.  The warrants could be cancelled after December 31, 2003 by the Company in whole or in part upon 30 days’ written notice if for 20 or more trading days within any period of 30 consecutive trading days, including the last day of the period, the bid price of the stock exceeds $12.75 per share.  On April 26, 2006, the Company announced that it would be canceling these warrants effective June 13, 2006 under this provision of the agreement covering the warrants and, on June 13, 2006, the warrants were canceled.  The cancellation of the common stock warrants resulted in the issuance of 672,638 shares of common stock and the addition of $6,860,908 in capital.

The Organizational Investors Warrant Plan made available 140,000 warrants for grant to the Company’s initial (organizational) investors for certain risks associated with the establishment of the Bank.  The warrants have an exercise price of $10 per share (which approximated the fair value per share of common stock at issuance date) and expire in April 2008.  At June 30, 2006, 137,500 warrants had been issued and none had been exercised.

The Company has an Incentive Plan which authorizes the issuance of up to 455,000 shares (increased from 255,000 shares by amendment to the Incentive Plan approved by the Company’s shareholders at its 2006 annual meeting on May 23, 2006) of Common Stock to assist the Company in recruiting and retaining key personnel.  The following table summarizes options outstanding under this plan:

	Six Months Ended June 30,
	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Options outstanding at beginning of period	241,660	$ 9.80	197,410	$ 9.14
Granted	16,500	12.50	11,300	11.97
Forfeited	(250)	11.77	-	-
Exercised	(6,000)	8.20	-	-

Options outstanding at end of period	251,910	$ 10.02	208,710	$ 9.29

Options exercisable at end of period	251,910		123,060

Fair value per share of options
granted during the period	$ 5.03		$ 4.51

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for stock options granted to employees and directors pursuant to the Incentive Plan.  Under APB 25, compensation expense was determined based upon the fair value of the awards at the grant date consistent with the method under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and the impact of this expense on net income and earnings per share was disclosed in the notes to financial statements.  Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” issued in December 2004, a revision of SFAS 123, and superseding APB 25, and its related implementation guidance.  SFAS 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award rather than disclosed in the financial statements.  During the three months ended June 30, 2006, the Company granted 16,500 stock options to executive officers, the expense of which was not material to the results of operations for the period then ended.

Note 5 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at June 30, 2006 was 7.48%. The securities may be redeemed at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 6 – New accounting standards

In March 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 156, Accounting for Servicing of Financial Assets, which is an amendment of Statement No. 140, intended to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Statement No. 156 is effective for years beginning after September 15, 2006, although earlier adoption is permitted. Management has not completed its review of the new guidance; however, the effect of the standard’s adoption is not expected to be material.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will become effective January 1, 2007.  Management has not completed its review of the new guidance; however, the effect of FIN 48’s adoption is not expected to be material.

Other proposals, interpretations of existing pronouncements or FASB staff positions have been recently issued which include the following:

•

FASB FSP to require recalculation of leveraged leases if the timing of tax benefits affect cash flows;

•

Emerging Issues Task Force (“EITF”) Issue No. 06-4 which addresses accounting for deferred compensation and post retirement benefits of endorsement split-dollar life insurance; and

•

EITF Issue No. 06-5 which encompasses accounting for purchases of life insurance and the ramifications of determining the amount that could be realized in accordance with FASB Technical Bulletin 84-4.

Management has not completed its analysis of this new guidance (as proposed, where applicable) although it anticipates their potential impact (if finalized, where applicable) would not be material to the Company’s consolidated financial statements.  A variety of proposed or otherwise potential accounting standards are currently under study by standardsetting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

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

The Bank has three subsidiaries: Village Bank Mortgage Company, Village Insurance Agency, Inc., and Village Financial Services Corporation.  Through our combined companies, we offer a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans.  We are a community-oriented and locally owned and managed financial institution focusing on providing a high level of responsive and personalized services to our customers, delivered in the context of a strong direct relationship with the customer.  We conduct our operations from our main office/corporate headquarters location and seven branch offices.

Our total assets increased to $238,071,000 at June 30, 2006 from $214,975,000 at December 31, 2005, a 10.7% increase.  During this period, net loans increased by $31.2 million which was funded by a decrease in federal funds sold of $16.8 million and an increase in deposits of $14.8 million.  This results in higher yielding assets as interest rates on loans are higher than on federal funds sold. However, our cost of funds, primarily interest on deposits, is also increasing as interest rates continue to rise.

The following presents management’s discussion and analysis of the financial condition of the Company at June 30, 2006 and December 31, 2005, and results of operations for the Company for the three and six month periods ended June 30, 2006 and 2005.  This discussion should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission as well as the second quarter 2006 financial statements and notes thereto appearing elsewhere in this report.

Results of operations

Net income totaled $341,000, or $0.16 per share on a fully diluted basis, in the second quarter of 2006 compared to net income of $335,000, or $0.17 per share on a fully diluted basis, in the second quarter of 2005.

While the Company’s earnings in the second quarter of 2006 showed a small increase over the earnings for the same period in 2005, the components of the results were significantly different.  The Company’s primary source of income, net interest income, increased by $920,000, or 57.7%, from $1,596,000 in the second quarter of 2005 to $2,517,000 in the second quarter of 2006.  However, noninterest income decreased by $104,000, or 14.0%, from $739,000 in the second quarter of 2005 to $635,000 in the second quarter of 2006.  Noninterest expense increased by $699,000, or 39.1%, from $1,790,000 in the second quarter of 2005 to $2,489,000 in the second quarter of 2006.

The decline in noninterest income is directly attributable to a slowdown in our mortgage banking activities.  Gain on sale of loans declined to $424,000 in the second quarter of 2006 from $541,000 in the second quarter of 2005, a decrease of $117,000, or 21.6%.  This decline in mortgage banking activities could continue if interest rates stay at the current levels or increase.  If this occurs, it could have a negative impact on our future earnings.

The increases in the components of our earnings are attributable to the growth and expansion of the Bank.  This growth is demonstrated in the following schedule (dollars in thousands):

	June 30,		Increase
	2006	2005	Amount	Percent

Total assets
At period end	$ 238,071	$ 169,805	$ 68,266	40.20%
Average for the quarter	227,285	169,591	57,694	34.02%

Loans, net of unearned income
At period end	203,799	146,116	57,683	39.48%
Average for the quarter	197,679	145,768	51,911	35.61%

Deposits
At period end	201,577	143,278	58,299	40.69%
Average for the quarter	199,640	143,857	55,783	38.78%

Number of offices	8	5	3	60.00%

Similar to the results of the quarter to quarter comparison, net income of $624,000 for the six months ended June 30, 2006 was only 3.2% higher than the $604,000 earned for the same period in 2005.  The components of the results, however, did change significantly.  Net interest income increased by $1,614,000, or 51.7%, from $3,124,000 in the first six months of 2005 to $4,738,000 in the first six months of 2006.  Noninterest income decreased by $26,000, or 2.1%, from $1,238,000 in the first six months of 2005 to $1,212,000 in the first six months of 2006.  Noninterest expense increased by $1,324,000, or 39.9%, from $3,318,000 in the first six months of 2005 to $4,642,000 in the first six months of 2006.

As discussed previously, the decline in noninterest income is directly attributable to a slowdown in our mortgage banking activities.  Gain on sale of loans declined to $758,000 in the first six months of 2006 from $824,000 in the first six months of 2005, a decrease of $66,000, or 8.0%.  The increases in the components of our earnings are attributable to the growth and expansion of the Bank.  Our strategy has been and remains to invest some of our earnings in growth of the Bank.  This strategy will depress earnings somewhat in the short-term but we believe it to the best way to build shareholder value in the long-term.

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

Net interest income for the six months ended June 30, 2006 and 2005 was $4,738,000 and $3,124,000, respectively.  This increase of $1,614,000, or 51.7%, in net interest income was due to growth in loans and an improved net interest margin.  Net loans increased by $57,683,000, or 39.5%, from $146,116,000 at June 30, 2005 to $203,799,000 at June 30, 2006.  Net loans averaged $189,903,000 in the first six months of 2006 as compared to $140,509,000  in the first six months of 2005, an increase of $49,394,000, or 35.2%.  In addition, our net interest margin for the six months ended June 30, 2006 was 4.65% compared to 4.06% for the first six months of 2005.  This improvement in our net interest margin is due to the recent increases in the prime interest rate resulting from the increases in short-term interest rates by the Federal Reserve.  While these increases in short-term interest rates have increased our net interest income, we expect continued increases in short-term rates, should they occur, to slow loan growth and increase our cost of funds.

Average interest-earning assets for the first six months of 2006 increased by $50,284,000, or 29.7%, compared to the first six months of 2005.  The increase in interest-earning assets was due primarily to the growth of our loan portfolio.  The average yield on interest-earning assets increased to 8.18% for the first six months of 2006 compared to 6.65% for the first six months of 2005.  The increase in the average yields from 2005 to 2006 was due primarily to the increases in short-term interest rates by the Federal Reserve.

Our average interest-bearing liabilities increased by $44,847,000, or 32.3%, for the first six months of 2006 compared to the first six months of 2005.  The growth in interest-bearing liabilities was primarily due to strong growth in deposits.  The average cost of interest-bearing liabilities increased to 3.95% for the first six months of 2006 from 2.88% for the first six months of 2005.  The principal reasons for the increase in the liability costs was the rise in short-term rates by the Federal Reserve discussed previously and an increase in our borrowing costs associated with the issuance of trust preferred securities.  See our discussion of interest rate sensitivity below for more information.

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

Average Balance Sheets
(In thousands)

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Gross loans	$ 189,471	$ 7,950	8.46%	$ 140,509	$ 4,878	7.00%
Investment securities	3,182	76	4.82%	5,037	68	2.72%
Loans held for sale	1,777	57	6.47%	2,479	72	5.86%
Federal funds and other	11,154	255	4.61%	6,972	92	2.66%
Total interest earning assets	205,584	8,338	8.18%	154,997	5,110	6.65%
Allowance for loan losses	(2,044)			(1,584)
Cash and due from banks	2,264			6,384
Premises and equipment, net	7,327			6,307
Other assets	6,479			3,222
Total assets	$ 219,610			$ 169,326

Interest bearing deposits
Interest checking	$ 7,624	$ 39	1.03%	$ 7,328	$ 33	0.91%
Money market	25,789	443	3.46%	22,393	221	1.99%
Savings	4,201	24	1.15%	4,807	27	1.13%
Certificates	136,794	2,828	4.17%	96,154	1,509	3.16%
Total deposits	174,408	3,334	3.85%	130,682	1,790	2.76%
Borrowings	9,475	266	5.66%	8,354	196	4.73%
Total interest bearing liabilities	183,883	3,600	3.95%	139,036	1,986	2.88%
Noninterest bearing deposits	15,685			13,637
Other liabilities	1,119			1,057
Total liabilities	200,687			153,730
Equity capital	18,923			15,596
Total liabilities and capital	$ 219,610			$ 169,326

Net interest income before
provision for loan losses		$ 4,738			$ 3,124

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			4.23%			3.77%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			4.65%			4.06%

Provision for loan losses

The provision for loan losses for the six months ended June 30, 2006 was $363,000, compared to $128,000 for the six months ended June 30, 2005.  The 184.6% increase from 2005 to 2006 was due to the higher loan volume in 2006 as compared to 2005.  Net loans increased by $31,420,000 in the first six months of 2006 compared to an increase of $10,440,000 in the first six months of 2005.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.  See our discussion of the allowance for loan losses under Allowance for loan losses and Critical accounting policies below.

Noninterest income

Noninterest income decreased from $1,238,000 for the first six months of 2005 to $1,212,000 for the first six months of 2006, a $26,000, or 2.1%, decrease.  The decline in noninterest income is directly attributable to a slowdown in our mortgage banking activities.  Gains on loan sales declined to $758,000 for the first six months of 2006 from $824,000 for the first six months of 2005, a $66,000, or 8.0%, decrease.  This decline in mortgage banking activities could continue if interest rates stay at the current levels or increase.  This could have a negative impact on our future earnings, and, if a slowdown in mortgage banking activity continues, we will take action to reduce overhead associated with this activity to minimize its impact.

Noninterest expense

Noninterest expense for the six months ended June 30, 2006 totaled $4,642,000, an increase of $1,323,000, or 39.9%, from $3,319,000 for the six months ended June 30, 2005.  Salaries and benefits represented the largest increase, increasing by $847,000, or 46.4%, for the first six months of 2006 to $2,672,000, compared to $1,825,000 for the first six months of 2005.  This increase and other increases in noninterest expense were primarily attributable to the growth of the Company both in personnel and new branches.

Income taxes

The provision for income taxes for the six months ended June 30, 2006 is based upon the results of operations.  Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income.  If any such assets are not likely to be recovered, a valuation allowance must be recognized.  We determined that a valuation allowance was not required for deferred tax assets as of June 30, 2006.  The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded a franchise tax expense of $60,000 for each of the six months ended June 30, 2006 and 2005.

Loan portfolio

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net (In thousands)

	June 30, 2006		December 31, 2005
	Amount	%	Amount	%

Commercial	$ 16,502	8.1%	$ 14,121	8.2%
Real estate - residential	31,653	15.5%	30,043	17.4%
Real estate - commercial	82,266	40.3%	66,274	38.4%
Real estate - construction	67,439	33.0%	56,146	32.5%
Consumer	6,353	3.1%	6,161	3.5%

Total loans	204,213	100.0%	172,745	100.0%
Less: unearned income, net	(414)		(367)
Less: Allowance for loan losses	(2,189)		(1,931)

Total loans, net	$ 201,610		$ 170,447

Allowance for loan losses

The allowance for loan losses at June 30, 2006 was $2,189,000, compared to $1,931,000 at December 31, 2005.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at June 30, 2006 and December 31, 2005 was 1.07% and 1.12%, respectively.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.  See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Six Months Ended
	June 30,
	2006	2005

Beginning balance	$ 1,931	$ 1,514
Provision for loan losses	363	128
Charge-offs - commercial	(105)	(4)
Recoveries	-	1

Ending balance	$ 2,189	$ 1,639

Loans outstanding at end of period (1)	$ 203,799	$ 146,116
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of period	1.07%	1.12%

Average loans outstanding for the period (1)	$ 189,471	$ 140,509
Ratio of net charge-offs to average loans
outstanding for the period	0.06%	0.00%

(1) Loans are net of unearned income.

Investment portfolio

At June 30, 2006 and December 31, 2005, all of our securities were classified as available-for-sale.  The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(Dollars in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
June 30, 2006
US Government Agencies
Within one year	$ 8,605	$ 8,593	$ (7)	$ 8,586	5.09%
One to five years	360	360	(11)	349	4.65%
More than five years	1,790	1,790	(84)	1,706	4.97%
Total	10,755	10,743	(102)	10,641	5.05%

Mortgage-backed securities
More than five years	203	204	4	208	3.64%

Other investments
More than five years	50	50	-	50	3.92%

Total investment securities	$ 11,008	$ 10,997	$ (98)	$ 10,899	5.02%

December 31, 2005
US Government Agencies
Within one year	$ 605	$ 599	$ (1)	$ 598	4.36%
One to five years	360	360	(10)	350	4.65%
More than five years	1,790	1,790	(49)	1,741	4.97%
Total	2,755	2,749	(60)	2,689	4.79%

Mortgage-backed securities
More than five years	237	238	5	243	3.64%

Other investments
More than five years	50	50	-	50	3.92%

Total investment securities	$ 3,042	$ 3,037	$ (55)	$ 2,982	4.69%

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

Goodwill of $689,000 at June 30, 2006 was related to the Bank’s acquisition of Village Bank Mortgage in 2003.  There was no impairment of goodwill at June 30, 2006.

Deposits

Total deposits increased by $14,825,000, or 7.9%, during the first six months of 2006 as compared to an increase of $3,250,000, or 2.3%, during the first six months of 2005.  The increase in deposits in 2006 resulted from increases in checking accounts of $4,857,000 and certificates of deposit of $26,750,000, offset by a decline in money market accounts of $16,062,000.  The increases in checking accounts and certificates of deposit were due primarily to the efforts of our two newest branches opened in 2006 and an increase in interest rates on certificates of deposit.  The decline in money market accounts occurred as a result of the loss of $18,887,000 in a money market account with a local brokerage company, Anderson & Strudwick, as disclosed in the Quarterly Report on Form 10-QSB for the period ended March 31, 2006.  In 2005, the increase in deposits resulted primarily from an increase of $2,531,000 in noninterest demand accounts and an increase of $2,100,000 in time deposits, offset by a $2,349,000 decline in money market accounts.

The mix of our deposits continues to be weighted toward time deposits which represent 75.6% of our total deposits at June 30, 2006 as compared to 67.2% at December 31, 2005 (the loss of the money market account discussed previously was the primary reason for the increase in this percentage).  As a result, our cost of funds is higher than we would like and we are striving to change this mix more toward lower cost checking accounts.  As our branch network increases and becomes more convenient to a larger segment of our targeted customer base, we believe that a move to a higher percentage of our deposits in checking accounts will occur.  Additionally, we are emphasizing checking account deposit growth at our existing branches.

The average cost of interest-bearing deposits for the six months ended June 30, 2006 and 2005 was 3.85% and 2.76%, respectively.  This increase in our average cost of interest-bearing deposits has mirrored the overall increase in interest rates resulting from the actions by the Federal Reserve to increase short-term interest rates.  We expect this increase in our cost of deposits to increase if the Federal Reserve continues to increase short-term interest rates.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $4,000,000 at June 30, 2006 and December 31, 2005.  The FHLB advances are secured by the pledge of first mortgage loans and the pledge of our FHLB stock.

Capital resources

Stockholders’ equity at June 30, 2006 was $24,950,000, compared to $17,152,000 at December 31, 2005.  The $7,798,000 increase in equity during the first six months of 2006 was due to proceeds from the issuance of common stock of $7,204,000 and net income of $624,000.  The proceeds from the exercise of stock was primarily attributable to the cancellation of stock warrants discussed in Note 4 to the Financial Statements.  Stockholders’ equity at June 30, 2005 was $15,996,000, compared to $14,985,000 at December 31, 2004.  The $1,011,000 increase in equity during the first six months of 2005 was due to proceeds from the issuance of common stock of $376,000 from the exercise of stock warrants and net income of $604,000.

During the first quarter of 2005, the Company issued $5.2 million in Trust Preferred Capital Notes.  The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands)

	June 30,	December 31,
	2006	2005

Tier 1 capital
Common stock	$ 10,248	$ 7,418
Additional paid-in capital	13,566	9,192
Retained earnings	1,209	585
Net unrealized losses on securities	74	44
Qualifying trust preferred securities	5,000	5,000
Total equity	30,097	22,239
Less: goodwill	(689)	(689)
Total Tier 1 capital	29,408	21,550

Tier 2 capital
Allowance for loan losses	2,189	1,931
Total Tier 2 capital	2,189	1,931

Total risk-based capital	31,597	23,481

Risk-weighted assets	$ 234,894	$ 191,413

Capital ratios
Tier 1 capital to risk-weighted assets	12.5%	11.3%
Total capital to risk-weighted assets	13.5%	12.3%
Leverage ratio (Tier 1 capital to
average assets)	12.6%	10.0%
Equity to total assets	10.5%	8.0%

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At June 30, 2006, cash, cash equivalents and investment securities available for sale totaled $18,112,000, or 7.6% of total assets, which we believe is adequate to meet short-term liquidity needs.

At June 30, 2006, we had commitments to originate $103,717,000 of loans.  Fixed commitments to incur capital expenditures were less than $25,000 at June 30, 2006.  Time deposits scheduled to mature in the 12-month period ending June 30, 2007 totaled $112,577,000 at June 30, 2006. We believe that a significant portion of such deposits will remain with us.  We further believe that loan repayments and other sources of funds such as deposit growth will be adequate to meet our foreseeable short- and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at June 30, 2006.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Interest Rate Sensitivity GAP Analysis
June 30, 2006
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 1,645	$ 2,256	$ 3,780	$ 3,894	$ 11,982	$ 23,557
Variable rate	131,013	6,772	4,141	16,824	21,906	180,656
Investment securities	8,586	-	-	-	2,315	10,901
Loans held for sale	2,956	-	-	-	-	2,956
Federal funds sold	2,627	-	-	-	-	2,627

Total rate sensitive assets	146,827	9,028	7,921	20,718	36,203	220,697
Cumulative rate sensitive assets	146,827	155,855	163,776	184,494	220,697

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	7,874	-	7,874
Money market accounts	17,765	-	-	-	-	17,765
Savings (2)	-	-	-	3,868	-	3,868
Time deposits	22,397	19,354	70,826	24,733	15,019	152,329
FHLB advances	-	-	-	4,000	-	4,000
Trust preferred securities	-	-	-	-	5,155	5,155
Other borrowings	1,113	-	-	-	-	1,113

Total rate sensitive liabilities	41,275	19,354	70,826	40,475	20,174	192,104
Cumulative rate sensitive liabilities	41,275	60,629	131,455	171,930	192,104

Rate sensitivity gap for period	$ 105,552	$ (10,326)	$ (62,905)	$ (19,757)	$ 16,029	$ 28,593
Cumulative rate sensitivity gap	$ 105,552	$ 95,226	$ 32,321	$ 12,564	$ 28,593

Ratio of cumulative gap to total assets	44.3%	40.0%	13.6%	5.3%	12.0%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	355.7%	257.1%	124.6%	107.3%	114.9%
Ratio of cumulative gap to cumulative
rate sensitive assets	71.9%	61.1%	19.7%	6.8%	13.0%

(1) Includes nonaccrual loans of $1,194,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At June 30, 2006, our assets that reprice within one year exceeded liabilities that reprice within one year by $32,321,000 and therefore we were in an asset sensitive position. An asset positive position, or positive gap, can adversely affect earnings in periods of falling interest rates, but can improve earnings in periods of rising interest rates.  This positive position is due primarily to our adjustable rate loan portfolio.

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

For loans without individual measures of impairment, we make estimates of losses for groups of loans as required by SFAS 5.  Loans are grouped by similar characteristics, including the type of loan, the assigned loan classification and the general collateral type.  A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan.  The resulting estimate of losses for groups of loans is adjusted for relevant environmental factors and other conditions of the portfolio of loans and leases, including:  borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions .

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

ITEM 3 – CONTROLS AND PROCEDURES

Based upon an evaluation as of June 30, 2006 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act are made known to them in a timely fashion.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2006 Annual Meeting of Shareholders on Tuesday, May 23, 2006 at 10:00 a.m. at the Salisbury Country Club, 13620 Salisbury Road, Midlothian, Virginia.

There were 1,642,998 shares represented in person or by proxy, which represented 87.1% of the outstanding shares.  There was a quorum for all purposes.

The shareholders were asked to vote on the election of three directors of the Company for a term of three years each, to approve the Company’s Incentive Plan, as amended and restated, and to ratify the appointment of the independent registered public accounting firm for the Company for 2006.

The votes cast for or withheld for the election of directors were as follows:

Name

     For

Withheld

Class C Directors:

Donald J. Balzer, Jr.

1,637,798

  5,200

Dean T. Patrick

1,635,298

  7,700

Michael L. Toalson

1,634,698

  8,300

The votes cast for, against or abstain and broker non-votes to approve the Company’s Incentive Plan, as amended and restated, were as follows:

For

Against

Abstain

Broker Non-Votes

928,997

124,431

589,570

        609,020

The votes cast for, against or abstain to ratify the appointment of BDO Seidman, LLP as independent registered public accounting firm for the Company for 2005 were as follows:

For

Against

Abstain

1,614,248

  1,100

27,650

There were no broker non-votes in connection with the ratification of the appointment of BDO Seidman, LLP.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

10.1

Incentive Plan, as amended and restated (as of May 23, 2006)

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

(Registrant)

Date:  August 11, 2006

By: /s/ Thomas W. Winfree

Thomas W. Winfree

President and

Chief Executive Officer

Date:  August 11, 2006

By: /s/ C. Harril Whitehurst, Jr.

C. Harril Whitehurst, Jr.

Senior Vice President and

Chief Financial Officer

Exhibit Index

Exhibit

Number

Document

10.1

Incentive Plan, as amended and restated (as of May 23, 2006)

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350