Form 10QSB
period 2006-09-30
Village Bank & Trust Financial Corp.
filed 2006-11-14
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

2,562,088 shares of common stock, $4.00 par value, outstanding as of November 3, 2006.

Village Bank and Trust Financial Corp.

Form 10-QSB

TABLE OF CONTENTS

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2006 (unaudited) and December 31, 2005	3

Consolidated Statements of Income
For the Three and Nine Months Ended
September 30, 2006 and 2005 (unaudited)	4

Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended
September 30, 2006 and 2005 (unaudited)	5

Consolidated Statements of Cash Flows
For the Nine Months Ended
September 30, 2006 and 2005 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	11

Item 3. Controls and Procedures	27

Part II – Other Information

Item 1. Legal Proceedings	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits	28

Signatures	29

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
September 30, 2006 (Unaudited) and December 31, 2005

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$ 4,767,020	$ 6,386,324
Investment securities available for sale	17,863,008	2,981,903
Loans held for sale	2,427,281	2,860,440
Loans
Outstandings	218,787,476	172,745,040
Allowance for loan losses	(2,353,906)	(1,930,999)
Deferred fees	(397,934)	(366,768)
	216,035,636	170,447,273
Premises and equipment, net	7,415,766	7,203,760
Accrued interest receivable	2,158,034	936,589
Goodwill	689,108	689,108
Other assets	6,229,897	4,027,325

	$ 268,092,090	$ 214,974,952

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$ 22,666,619	$ 16,092,167
Interest checking	6,741,112	6,664,602
Money market	17,752,559	33,827,042
Savings	4,063,281	4,633,280
Time deposits of $100,000 and over	55,811,289	38,415,949
Other time deposits	124,904,288	87,119,767
	231,939,148	186,752,807
FHLB advances	4,000,000	4,000,000
Long-term debt - trust preferred securities	5,155,000	5,155,000
Other borrowings	311,889	486,810
Accrued interest payable	385,021	221,324
Other liabilities	820,055	1,207,118
Total liabilities	242,611,113	197,823,059

Stockholders' equity
Preferred stock, $1 par value - 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $4 par value - 10,000,000 shares authorized;
2,562,088 shares issued and outstanding at September 30, 2006,
1,854,618 shares issued and outstanding at December 31, 2005	10,248,352	7,418,472
Additional paid-in capital	13,579,293	9,191,567
Accumulated other comprehensive income (loss)	(30,142)	(43,562)
Retained earnings	1,683,474	585,416
Total stockholders' equity	25,480,977	17,151,893

	$268,092,090	$214,974,952

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Interest income
Loans	$ 4,800,799	$ 2,848,485	$ 12,808,042	$7,798,389
Investment securities	144,872	35,693	220,744	104,130
Federal funds sold	267,834	121,743	522,915	213,217
Total interest income	5,213,505	3,005,921	13,551,701	8,115,736

Interest expense
Deposits	2,353,529	1,187,060	5,687,812	2,977,277
Borrowed funds	125,795	114,100	391,518	310,087
Total interest expense	2,479,324	1,301,160	6,079,330	3,287,364

Net interest income	2,734,181	1,704,761	7,472,371	4,828,372
Provision for loan losses	118,343	155,374	481,504	282,978
Net interest income after provision
for loan losses	2,615,838	1,549,387	6,990,867	4,545,394

Noninterest income
Service charges and fees	159,054	105,444	421,673	340,102
Gain on sale of loans	372,855	621,773	1,131,031	1,445,779
Other	71,171	186,719	262,971	366,499
Total noninterest income	603,080	913,936	1,815,675	2,152,380

Noninterest expense
Salaries and benefits	1,539,082	1,147,315	4,211,568	2,972,570
Occupancy	169,528	99,317	484,156	270,490
Equipment	135,303	102,009	353,475	356,751
Supplies	83,014	83,921	236,172	246,825
Professional and outside services	236,779	212,391	752,174	666,082
Advertising and marketing	91,409	92,482	272,872	184,300
Other operating expense	245,515	333,211	832,399	692,272
Total noninterest expense	2,500,630	2,070,646	7,142,816	5,389,290

Income before income taxes	718,288	392,677	1,663,726	1,308,484
Provision for income taxes	244,218	133,511	565,668	444,884

Net income	$474,070	$259,166	$1,098,058	$863,600

Earnings per share, basic	$0.19	$0.14	$0.51	$0.48

Earnings per share, diluted	$0.18	$0.13	$0.48	$0.43

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp.
Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount

Balance, December 31, 2005	1,854,618	$7,418,472	$9,191,567	$585,416	$(43,562)	$17,151,893
Issuance of common stock	707,470	2,829,880	4,387,726	-	-	7,217,606
Net income	-	-	-	1,098,058	-	1,098,058
Change in unrealized gain
(loss) on securities available for sale	-	-	-	-	13,420	13,420

Total comprehensive
income (loss)	-	-	-	-	-	1,111,478

Balance, September 30, 2006	2,562,088	$10,248,352	$13,579,293	$1,683,474	$(30,142)	$25,480,977

Balance, December 31, 2004	1,761,744	$7,046,976	$8,615,748	$(645,767)	$(31,798)	$14,985,159
Issuance of common stock	63,020	252,080	390,724	-	-	642,804
Net income	-	-	-	863,600	-	863,600
Change in unrealized gain (loss) on securities available for sale	-	-	-	-	29,373	29,373

Total comprehensive income (loss)	-	-	-	-	-	892,973

Balance, September 30, 2005	1,824,764	$7,299,056	$9,006,472	$217,833	$(2,425)	$16,520,936

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Nine Months
	Ended September 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$ 1,098,058	$ 863,600
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	339,469	239,399
Provision for loan losses	481,504	282,978
Gain on loans sold	(1,131,031)	(1,445,779)
Proceeds from sale of mortgage loans	48,515,325	60,565,787
Origination of mortgage loans for sale	(46,951,135)	(60,114,948)
Amortization of premiums and accretion of
discounts on securities, net	(31,747)	14,294
Increase in interest receivable	(1,221,445)	(203,279)
Increase in other assets	(2,210,718)	(1,903,590)
Increase in interest payable	163,697	16,781
Increase (decrease) in other liabilities	(387,063)	1,239,806
Net cash used in operating activities	(1,335,086)	(444,951)

Cash Flows from Investing Activities
Purchases of available for sale securities	(24,781,163)	(11,560,031)
Maturities and calls of available for sale securities	9,953,372	13,925,803
Net increase in loans	(46,069,867)	(24,740,504)
Purchases of premises and equipment	(551,476)	(963,660)
Net cash used in investing activities	(61,449,134)	(23,338,392)

Cash Flows from Financing Activities
Issuance of common stock	7,217,606	642,804
Net increase in deposits	45,186,341	37,696,280
Proceeds from issuance of trust preferred securities	-	5,155,000
Net decrease in other borrowings	(174,921)	(654,261)
Net cash provided by financing activities	52,229,026	42,839,823

Net decrease in cash and cash equivalents	(10,555,194)	19,056,480
Cash and cash equivalents, beginning of period	25,828,554	8,599,407

Cash and cash equivalents, end of period	$ 15,273,360	$ 27,655,887

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2006 is not necessarily indicative of the results to be expected for the full year ending December 31, 2006. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

Note 2 - Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and statements of income for the period. Actual results could differ significantly from those estimates.

Note 3 - Earnings per common share

Basic earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. For the three month periods ended September 30, 2006 and 2005, the weighted-average number of common shares totaled 2,562,088 and 1,812,922, respectively. For the nine month periods ended September 30, 2006 and 2005, the weighted-average number of common shares totaled 2,170,353 and 1,786,931, respectively. Diluted earnings per share reflects the potential dilution of securities that could share in the net income of the Company. Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. For the three month periods ended September 30, 2006 and 2005, the weighted-average number of common shares on a fully diluted basis totaled 2,672,186 and 2,056,264, respectively. For the nine month periods ended September 30, 2006 and 2005, the weighted-average number of common shares on a fully diluted basis totaled 2,270,895 and 1,987,378, respectively. At September 30, 2005, there were options to acquire 17,000 and 42,800 shares of common stock that were anti-dilutive for the three and nine month periods ended September 30, 2005, respectively, and none that were anti-dilutive for all other periods presented.

Note 4 – Stock incentive and stock warrant plans

In September and October 2002, the Company completed an offering of units, each of which consisted of one share of its common stock and one warrant to purchase one share of its common stock, through the sale of 817,200 units at a price of $8.50 per unit. Proceeds to the Company from the offering (net of offering expenses of $624,000) were $6,322,000. The share of common stock and warrant that comprised each unit traded together for 45 days after the offering, but subsequently traded separately. The Company also issued 40,860 warrants to the underwriter of the offering. Each warrant entitled the holder to purchase one share of common stock, at a price of $10.20 per share, at any time through September 27, 2007, unless the warrants were cancelled. The warrants could be cancelled after December 31, 2003 by the Company in whole or in part upon 30 days’ written notice if for 20 or more trading days within any period of 30 consecutive trading days, including the last day of the period, the bid price of the stock exceeds $12.75 per share. On April 26, 2006, the Company announced that it would be canceling these warrants effective June 13, 2006 under this provision of the agreement covering the warrants and, on June 13, 2006, the warrants were canceled. The cancellation of the common stock warrants resulted in the issuance of 672,638 shares of common stock and the addition of $6,860,908 in capital in the second quarter of 2006.

The Organizational Investors Warrant Plan made available 140,000 warrants for grant to the Company’s initial (organizational) investors for certain risks associated with the establishment of the Bank. The warrants have an exercise price of $10 per share (which approximated the fair value per share of common stock at issuance date) and expire in April 2008. At September 30, 2006, 140,000 warrants had been issued and none had been exercised.

The Company has an Incentive Plan which authorizes the issuance of up to 455,000 shares (increased from 255,000 shares by amendment to the Incentive Plan approved by the Company’s shareholders at its 2006 annual meeting on May 23, 2006) of common stock to assist the Company in recruiting and retaining key personnel. The following table summarizes options outstanding under this plan:

	Nine Months Ended September 30,
	2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Options outstanding at beginning of period	241,660	$ 9.80	197,410	$ 9.14
Granted	15,500	$ 9.80	28,300	$ 9.14
Forfeited	(250)	11.77	-	-
Exercised	(6,000)	8.20	-	-

Options outstanding at end of period	251,910	$ 10.02	225,710	$ 9.57

Options exercisable at end of period	251,910		133,060

Fair value per share of options granted during the period	$ 5.03		$ 4.74

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for stock options granted to employees and directors pursuant to the Incentive Plan. Under APB 25, compensation expense was determined based upon the fair value of the awards at the grant date consistent with the method under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and the impact of this expense on net income and earnings per share was disclosed in the notes to financial statements. Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” issued in December 2004, a revision of SFAS 123, and superseding APB 25, and its related implementation guidance. SFAS 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award rather than disclosed in the financial statements. During the nine months ended September 30, 2006, the Company granted 16,500 stock options to executive officers, the expense of which was not material to the results of operations for the period then ended.

Note 5 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at September 30, 2006 was 7.51%. The securities may be redeemed at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 6 – New accounting standards

In March 2006, the Financial Accounting Standards Board (the ”FASB”) issued Statement No. 156, Accounting for Servicing of Financial Assets, which is an amendment of Statement No. 140, intended to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Statement No. 156 is effective for years beginning after September 15, 2006, although earlier adoption is permitted. Management has not completed its review of the new guidance; however, the effect of the standard’s adoption is not expected to be material.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will be material to the Company’s consolidated financial statements.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Our total assets increased to $268,092,000 at September 30, 2006 from $214,975,000 at December 31, 2005, an increase of $53,117,000, or 24.7%. The increase in assets resulted primarily from increases in net loans of $45,588,000, liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) of $4,326,000, and other assets of $2,203,000. These increases in assets were funded by an increase in deposits of $45,186,000 and proceeds from the exercise of warrants to acquire common stock, in connection with their cancellation in the second quarter, of $7,218,000.

The following presents management’s discussion and analysis of the financial condition of the Company at September 30, 2006 and December 31, 2005, and results of operations for the Company for the three and nine month periods ended September 30, 2006 and 2005. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission as well as the third quarter 2006 financial statements and notes thereto appearing elsewhere in this report.

Results of operations

Net income totaled $474,000, or $0.18 per share on a fully diluted basis, in the third quarter of 2006 compared to net income of $259,000, or $0.13 per share on a fully diluted basis, in the third quarter of 2005.

The Company’s earnings in the third quarter of 2006 showed a significant increase over the earnings for the same period in 2005. The Company’s primary source of income, net interest income, increased by $1,029,000, or 60.4%, from $1,705,000 in the third quarter of 2005 to $2,734,000 in the third quarter of 2006. This growth in net interest income is a result of the growth in net loans discussed previously as well as an improving net interest margin.

Offsetting this increase in net interest income were a decrease in noninterest income and an increase in noninterest expense. Noninterest income decreased by $311,000, or 34.0%, from $914,000 in the third quarter of 2005 to $603,000 in the third quarter of 2006. Noninterest expense increased by $430,000, or 20.8%, from $2,071,000 in the third quarter of 2005 to $2,501,000 in the third quarter of 2006. The decline in noninterest income is directly attributable to a slowdown in our mortgage banking activities. Gain on sale of loans declined to $373,000 in the third quarter of 2006 from $622,000 in the third quarter of 2005, a decrease of $249,000, or 40.0%. This decline in mortgage banking activities could continue if interest rates stay at the current levels or increase. If this occurs, it could have a negative impact on our future earnings.

The increases in net interest income and noninterest expense are attributable to the growth and expansion of the Bank. This growth is demonstrated in the following schedule (dollars in thousands):

	September 30,		Increase
	2006	2005	Amount	Percent

Total assets
At period end	$ 268,092	$ 205,294	$ 62,798	30.59%
Average for the quarter	263,585	188,697	74,888	39.69%

Loans, net of unearned income
At period end	218,390	160,406	57,984	36.15%
Average for the quarter	214,959	155,015	59,944	38.67%

Deposits
At period end	231,939	177,724	54,215	30.51%
Average for the quarter	227,608	161,472	66,136	40.96%

Number of offices	8	6	2	33.33%

Similar to the results of the quarter to quarter comparison, net income of $1,098,000 for the nine months ended September 30, 2006 was 27.1% higher than the $864,000 earned for the same period in 2005. Net interest income increased by $2,644,000, or 54.8%, from $4,828,000 in the first nine months of 2005 to $7,472,000 in the first nine months of 2006. Noninterest income decreased by $337,000, or 15.6%, from $2,152,000 in the first nine months of 2005 to $1,816,000 in the first nine months of 2006. Noninterest expense increased by $1,754,000, or 32.5%, from $5,389,000 in the first nine months of 2005 to $7,143,000 in the first nine months of 2006.

As discussed previously, the decline in noninterest income is directly attributable to a slowdown in our mortgage banking activities. Gain on sale of loans declined to $1,131,000 in the first nine months of 2006 from $1,446,000 in the first nine months of 2005, a decrease of $315,000, or 21.8%. The increases in net interest income and noninterest expense are attributable to the growth and expansion of the Bank. Our strategy has been and remains to invest some of our earnings in growth of the Bank. This strategy will depress earnings somewhat in the short-term but we believe it to the best way to build shareholder value in the long-term.

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

Net interest income for the nine months ended September 30, 2006 and 2005 was $7,472,000 and $4,828,000, respectively. This increase of $2,644,000, or 54.8%, in net interest income was due to growth in loans and an improved net interest margin. Loans net of deferred fees increased by $57,984,000, or 36.1%, from $160,406,000 at September 30, 2005 to $218,390,000 at September 30, 2006. Loans net of deferred fees averaged $197,451,000 in the first nine months of 2006 as compared to $144,561,000 in the first nine months of 2005, an increase of $52,890,000, or 36.6%. In addition, our net interest margin (net interest margin is calculated by dividing net interest income by average earning assets) for the nine months ended September 30, 2006 was 4.57% compared to 4.01% for the first nine months of 2005. This improvement in our net interest margin is due to the recent increases in the prime interest rate resulting from the increases in short-term interest rates by the Federal Reserve. While these increases in short-term interest rates have increased our net interest income, we expect continued increases in short-term rates, should they occur, to slow loan growth and increase our cost of funds.

Average interest-earning assets for the first nine months of 2006 increased by $57,757,000, or 35.9%, compared to the first nine months of 2005. The increase in interest-earning assets was due primarily to the growth of our loan portfolio. The average yield on interest-earning assets increased to 8.28% for the first nine months of 2006 compared to 6.74% for the first nine months of 2005. The increase in the average yields from 2005 to 2006 was due primarily to the increases in short-term interest rates by the Federal Reserve.

Our average interest-bearing liabilities increased by $50,659,000, or 35.2%, for the first nine months of 2006 compared to the first nine months of 2005. The growth in interest-bearing liabilities was primarily due to strong growth in deposits. The average cost of interest-bearing liabilities increased to 4.18% for the first nine months of 2006 from 3.05% for the first nine months of 2005. The principal reasons for the increase in the liability costs was the rise in short-term rates by the Federal Reserve discussed previously and an increase in our borrowing costs associated with the issuance of trust preferred securities. See our discussion of interest rate sensitivity below for more information.

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

Average Balance Sheets
(In thousands)

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$ 197,451	$ 12,720	8.61%	$ 144,561	$ 7,676	7.10%
Investment securities	5,292	221	5.58%	4,377	104	3.18%
Loans held for sale	1,784	88	6.60%	2,812	123	5.85%
Federal funds and other	14,318	523	4.88%	9,338	213	3.05%
Total interest earning assets	218,845	13,552	8.28%	161,088	8,116	6.74%
Allowance for loan losses	(2,115)			(1,615)
Cash and due from banks	5,388			6,670
Premises and equipment, net	7,360			6,454
Other assets	6,970			4,051
Total assets	$ 236,448			$ 176,648

Interest bearing deposits
Interest checking	$ 7,673	$ 70	1.22%	$ 6,990	$ 43	0.82%
Money market	23,031	574	3.33%	22,814	372	2.18%
Savings	4,144	35	1.13%	4,807	40	1.11%
Certificates	150,381	5,008	4.45%	101,061	2,522	3.34%
Total deposits	185,229	5,687	4.10%	135,672	2,977	2.93%
Borrowings	9,421	392	5.56%	8,319	310	4.98%
Total interest bearing liabilities	194,650	6,079	4.18%	143,991	3,287	3.05%
Noninterest bearing deposits	19,523			14,950
Other liabilities	1,182			1,463
Total liabilities	215,355			160,404
Equity capital	21,093			16,244
Total liabilities and capital	$ 236,448			$ 176,648

Net interest income before
provision for loan losses		$ 7,473			$ 4,829

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			4.10%			3.68%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			4.57%			4.01%

Provision for loan losses

The provision for loan losses for the nine months ended September 30, 2006 was $482,000, compared to $283,000 for the nine months ended September 30, 2005. The 70.2% increase from 2005 to 2006 was due to the higher loan volume in 2006 as compared to 2005. Net loans increased by $46,011,000 in the first nine months of 2006 compared to an increase of $24,729,000 in the first nine months of 2005. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. See our discussion of the allowance for loan losses under Allowance for loan losses and Critical accounting policies below.

Noninterest income

Noninterest income decreased from $2,152,000 for the first nine months of 2005 to $1,816,000 for the first nine months of 2006, a $336,000, or 15.6%, decrease. The decline in noninterest income is directly attributable to a slowdown in our mortgage banking activities. Gains on loan sales declined to $1,131,000 for the first nine months of 2006 from $1,446,000 for the first nine months of 2005, a $315,000, or 21.8%, decrease. This decline in mortgage banking activities could continue if interest rates stay at the current levels or increase. We have addressed this slowdown in mortgage banking activities by reducing overhead associated with this activity, primarily through closing the mortgage company’s branch office located in the west end of Richmond. This office will be closed during the first quarter of 2007, and the loan officers will be relocated to the Bank’s west end Richmond branch office.

Noninterest expense

Noninterest expense for the nine months ended September 30, 2006 totaled $7,143,000, an increase of $1,754,000, or 32.5%, from $5,389,000 for the nine months ended September 30, 2005. Salaries and benefits represented the largest increase, increasing by $1,239,000, or 41.7%, for the first nine months of 2006 to $4,212,000, compared to $2,973,000 for the first nine months of 2005. This increase and other increases in noninterest expense were primarily attributable to the growth of the Company both in personnel and in new branches.

Income taxes

The provision for income taxes for the nine months ended September 30, 2006 is based upon the results of operations. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. We determined that a valuation allowance was not required for deferred tax assets as of September 30, 2006. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded a franchise tax expense of $90,000 for each of the nine months ended September 30, 2006 and 2005.

Loan portfolio

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	September 30, 2006		December 31, 2005
	Amount	%	Amount	%

Commercial	$ 17,463	8.0%	$ 14,121	8.2%
Real estate - residential	32,680	14.9%	30,043	17.4%
Real estate - commercial	88,250	40.4%	66,274	38.4%
Real estate - construction	74,672	34.1%	56,146	32.5%
Consumer	5,722	2.6%	6,161	3.5%

Total loans	218,787	100.0%	172,745	100.0%
Less: unearned income, net	(398)		(367)
Less: Allowance for loan losses	(2,354)		(1,931)

Total loans, net	$ 216,035		$ 170,447

Allowance for loan losses

The allowance for loan losses at September 30, 2006 was $2,354,000, compared to $1,931,000 at December 31, 2005. The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at September 30, 2006 and December 31, 2005 was 1.08% and 1.12%, respectively. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005

Beginning balance	$ 1,931	$ 1,514
Provision for loan losses	481	283
Charge-offs - commercial	(133)	(13)
Recoveries	75	2

Ending balance	$ 2,354	$ 1,786

Loans outstanding at end of period (1)	$ 218,390	$ 160,406
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of period	1.08%	1.11%

Average loans outstanding for the period (1)	$ 197,451	$ 144,561
Ratio of net charge-offs to average loans
outstanding for the period	0.03%	0.01%

(1) Loans are net of unearned income.

Investment portfolio

At September 30, 2006 and December 31, 2005, all of our securities were classified as available-for-sale. The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(Dollars in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
September 30, 2006
US Government Agencies
Within one year	$ 605	$ 597	$ -	$ 597	5.17%
One to five years	360	360	(11)	349	4.65%
More than five years	16,789	16,789	(24)	16,765	5.92%
Total	17,754	17,746	(35)	17,711	5.87%

Mortgage-backed securities
More than five years	149	149	3	152	3.59%

Other investments
More than five years	-	-	-	-

Total investment securities	$ 17,903	$ 17,895	$ (32)	$ 17,863	5.85%

December 31, 2005
US Government Agencies
Within one year	$ 605	$ 599	$ (1)	$ 598	4.36%
One to five years	360	360	(10)	350	4.65%
More than five years	1,790	1,790	(49)	1,741	4.97%
Total	2,755	2,749	(60)	2,689	4.79%

Mortgage-backed securities
More than five years	237	238	5	243	3.64%

Other investments
More than five years	50	50	-	50	3.92%

Total investment securities	$ 3,042	$ 3,037	$ (55)	$ 2,982	4.69%

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is evaluated at least annually for impairment by comparing its fair value with its recorded amount and is written down when appropriate. Projected net operating cash flows are compared to the carrying amount of the goodwill recorded and, if the estimated net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value.

Goodwill of $689,000 at September 30, 2006 was related to the Bank’s acquisition of Village Bank Mortgage in 2003. There was no impairment of goodwill at September 30, 2006.

Deposits

Total deposits increased by $45,186,000, or 24.2%, during the first nine months of 2006 as compared to an increase of $37,696,000, or 29.9%, during the first nine months of 2005. The increase in deposits in 2006 resulted from increases in checking accounts of $6,651,000 and certificates of deposit of $55,180,000, offset by a decline in money market accounts of $16,074,000.

The increases in checking accounts and certificates of deposit were due primarily to the efforts of our two newest branches opened in 2006 and an increase in interest rates on certificates of deposit. The decline in money market accounts occurred as a result of the loss of $18,887,000 in a money market account with a local brokerage company, Anderson & Strudwick, as disclosed in the Quarterly Report on Form 10-QSB for the period ended March 31, 2006. In 2005, the increase in deposits resulted primarily from an increase of $6,118,000 in noninterest demand accounts and an increase of $28,313,000 in time deposits.

The mix of our deposits continues to be weighted toward time deposits which represent 77.9% of our total deposits at September 30, 2006 as compared to 67.2% at December 31, 2005. The increase in this percentage was a result of the loss of the money market account discussed previously as well as a special promotion on time deposits for the opening of our Willow Lawn branch in June 2006 which resulted in approximately $25 million in new time deposits. As a result, our cost of funds is higher than we would like and we are striving to change this mix more toward lower cost checking accounts. As our branch network increases and becomes more convenient to a larger segment of our targeted customer base, we believe that a move to a higher percentage of our deposits in checking accounts will occur. Additionally, we are emphasizing checking account deposit growth at our existing branches by providing incentives to branch personnel for reaching new checking account growth goals.

The average cost of interest-bearing deposits for the nine months ended September 30, 2006 and 2005 was 4.10% and 2.93%, respectively. This increase in our average cost of interest-bearing deposits has mirrored the overall increase in interest rates resulting from the actions by the Federal Reserve to increase short-term interest rates. We expect this increase in our cost of deposits to increase if the Federal Reserve continues to increase short-term interest rates.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $4,000,000 at September 30, 2006 and December 31, 2005. The FHLB advances are secured by the pledge of first mortgage loans and the pledge of our FHLB stock.

Capital resources

Stockholders’ equity at September 30, 2006 was $25,481,000, compared to $17,152,000 at December 31, 2005. The $8,329,000 increase in equity during the first nine months of 2006 was due to proceeds from the issuance of common stock of $7,218,000 and net income of $1,098,000. The proceeds from the issuance of stock was attributable to the cancellation of stock warrants discussed in Note 4 to the Financial Statements and, to a much lesser extent, the exercise of stock options. Stockholders’ equity at September 30, 2005 was $16,521,000, compared to $14,985,000 at December 31, 2004. The $1,536,000 increase in equity during the first nine months of 2005 was due to proceeds from the issuance of common stock of $643,000 and net income of $864,000.

During the first quarter of 2005, the Company issued $5.2 million in Trust Preferred Capital Notes. The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands)

	September 30,	December 31,
	2006	2005

Tier 1 capital
Common stock	$ 10,248	$ 7,418
Additional paid-in capital	13,579	9,192
Retained earnings	1,683	585
Net unrealized losses on securities	30	44
Qualifying trust preferred securities	5,000	5,000
Total equity	30,540	22,239
Less: goodwill	(689)	(689)
Total Tier 1 capital	29,851	21,550

Tier 2 capital
Allowance for loan losses	2,354	1,931
Total Tier 2 capital	2,354	1,931

Total risk-based capital	32,205	23,481

Risk-weighted assets	$ 255,930	$ 191,413

Capital ratios
Tier 1 capital to risk-weighted assets	11.7%	11.3%
Total capital to risk-weighted assets	12.6%	12.3%
Leverage ratio (Tier 1 capital to
average assets)	11.0%	10.0%
Equity to total assets	9.5%	8.0%

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At September 30, 2006, cash, cash equivalents and investment securities available for sale totaled $33,136,000, or 12.4% of total assets, which we believe is adequate to meet short-term liquidity needs.

At September 30, 2006, we had commitments to originate $75,484,000 of loans. Fixed commitments to incur capital expenditures were less than $25,000 at September 30, 2006. Time deposits scheduled to mature in the 12-month period ending September 30, 2007 totaled $139,346,000 at September 30, 2006. Based on past experience, we believe that a significant portion of such deposits will remain with us. We further believe that loan repayments and other sources of funds such as deposit growth will be adequate to meet our foreseeable short- and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at September 30, 2006. The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Interest Rate Sensitivity GAP Analysis
September 30, 2006
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 2,786	$ 4,646	$ 2,199	$ 5,206	$ 19,867	$ 34,704
Variable rate	127,932	3,188	8,831	14,864	29,268	184,083
Investment securities	597	-	-	-	17,266	17,863
Loans held for sale	2,427	-	-	-	-	2,427
Federal funds sold	10,506	-	-	-	-	10,506

Total rate sensitive assets	144,248	7,834	11,030	20,070	66,401	249,583
Cumulative rate sensitive assets	144,248	152,082	163,112	183,182	249,583

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	6,741	-	6,741
Money market accounts	17,752	-	-	-	-	17,752
Savings (2)	-	-	-	4,063	-	4,063
Time deposits	20,567	58,152	60,627	27,443	13,927	180,716
FHLB advances	-	-	-	4,000	-	4,000
Trust preferred securities	-	-	-	-	5,155	5,155
Other borrowings	312	-	-	-	-	312

Total rate sensitive liabilities	38,631	58,152	60,627	42,247	19,082	218,739
Cumulative rate sensitive liabilities	38,631	96,783	157,410	199,657	218,739

Rate sensitivity gap for period	$ 105,617	$ (50,318)	$ (49,597)	$ (22,177)	$ 47,319	$ 30,844
Cumulative rate sensitivity gap	$ 105,617	$ 55,299	$ 5,702	$ (16,475)	$ 30,844

Ratio of cumulative gap to total assets	39.4%	20.6%	2.1%	(6.1)%	11.5%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive liabilities	373.4%	157.1%	103.6%	91.7%	114.1%
Ratio of cumulative gap to cumulative
rate sensitive assets	73.2%	36.4%	3.5%	(9.0)%	12.4%

(1) Includes nonaccrual loans of $2,792,000, which are spread throughout the categories. rates and therefore has placed such deposits in the "13 to 36 months" category.

At September 30, 2006, our assets that reprice within one year exceeded liabilities that reprice within one year by $5,702,000 and therefore we were in an asset positive position. An asset positive position, or positive gap, can adversely affect earnings in periods of falling interest rates, but can improve earnings in periods of rising interest rates. This positive position is due primarily to our adjustable rate loan portfolio.

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

ITEM 3 – CONTROLS AND PROCEDURES

Based upon an evaluation as of September 30, 2006 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act are made known to them in a timely fashion.

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

VILLAGE BANK AND TRUST FINANCIAL CORP.

(Registrant)

Date: November 14, 2006	By: /s/ Thomas W. Winfree
Thomas W. Winfree
President and
Chief Executive Officer

Date: November 14, 2006	By: /s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibit

Number	Document

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350