Form 10-K
period 2006-12-31
Village Bank & Trust Financial Corp.
filed 2007-03-22
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-50765

VILLAGE BANK AND TRUST FINANCIAL CORP.

(Name of small business issuer in its charter)

Virginia	16-1694602
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1231 Alverser Drive, P.O. Box 330, Midlothian, Virginia	23113
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 804-897-3900

Securities registered under Section 12(b) of the Exchange Act:

None

Title of each class	Name of each exchange
Common Stock, $4.00 par value	on which registered
The Nasdaq Stock Market

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $21,502,000.

The aggregate market value of common stock held by non-affiliates of the registrant as of March 19, 2007 was approximately $39,969,000.

The number of shares of common stock outstanding as of March 19, 2007 was 2,562,088.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in conjunction with the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Village Bank and Trust Financial Corp.

Form 10-KSB

TABLE OF CONTENTS

Part I
Item 1. Description of Business 3

Item 2. Description of Property 13

Item 3. Legal Proceedings 14

Item 4. Submission of Matters to a Vote of Security Holders 14

Part II
Item 5. Market for Common Equity and Related Stockholder Matters 15

Item 6. Management’s Discussion and Analysis or
Plan of Operation 16

Item 7. Financial Statements 35

Item 8. Changes In and Disagreements with Accountants
on Accounting and Financial Disclosure 35

Item 8A. Controls and Procedures 35

Item 8B. Other Information 35

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and
Corporate Governance; Compliance with Section 16(a) of the
Exchange Act 36

Item 10. Executive Compensation 36

Item 11. Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters 36

Item 12. Certain Relationships and Related Transactions,
and Director Independence 36

Item 13. Exhibits 37

Item 14. Principal Accountant Fees and Services 38

Signatures 39

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

The Company is the holding company of and successor to the Bank. Effective April 30, 2004, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction. In the transaction, the shares of the Bank’s common stock were exchanged for shares of the Company’s common stock, par value $4.00 per share (“Common Stock”), on a one-for-one basis. As a result, the Bank became a wholly owned subsidiary of the Company, the Company became the holding company for the Bank and the shareholders of the Bank became shareholders of the Company. All references to the Company in this annual report for dates or periods prior to April 30, 2004 are references to the Bank.

We offer a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans. We are a community-oriented and locally managed financial institution focusing on providing a high level of responsive and personalized services to our customers, delivered in the context of a strong direct relationship with our customers. We conduct our operations from our main office/corporate headquarters location in which we have an operating branch, and we have eight additional branch offices.

The Company was incorporated in January 2003.

Business Strategy

Our strategies include the following:

•	To be a full service financial services provider enabling us to establish and maintain relationships with our customers.

•

To attract customers by providing the breadth of products offered by larger banks while maintaining the quick response and personal service of a community bank. We will continue to look for opportunities to expand our products and services. In our first seven years of operation, we have established a diverse product line, including commercial, mortgage and consumer loans as well as a full array of deposit products and services.

•	To increase net income and return to shareholders through continued loan growth, while controlling the cost of our deposits and noninterest expenses.

•

To expand our branch network to lower our cost of funds and diversify our loan portfolio with retail, consumer and commercial loans. We believe that branching will help us attract customers of financial institutions that have consolidated in our region who desire the personal services of a community bank. We plan to open two new branches in 2007, further expanding our presence in Chesterfield and Henrico Counties. Our ability to open new branches, however, may be affected by such things as availability of building materials, weather conditions, site approval by local government and regulatory approval.

•

To expand our capacity to generate noninterest income through the sale of mortgage loans. In 2005, we opened a new loan production office in Henrico County which we believe will expand our ability to originate mortgage loans for sale.

•

To continue to emphasize commercial banking products and services. Small-business commercial customers are a source of prime-based loans, fee income from cash management services, and low cost deposits, which we need to fund our growth. We have been able to build a commercial business base because our staff of commercial bankers seeks opportunities to network within the local business community. Significant additional growth in this banking area will depend on expanding our lending staff.

•

To target larger commercial customers. In 2006, we increased our capital by approximately $7.2 million through the exercise of common stock warrants issued in 2002. This increase in capital increased our legal lending limit to approximately $4,000,000. Increasing our legal lending limit will help us accommodate the borrowing needs of larger customers.

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

Our strategy is to build a strong community banking franchise and branch network in Chesterfield and then expand our franchise into other counties in the Richmond Metropolitan area. In Henrico County, we opened a loan production office in 2005 and a retail branch in 2006. We have also expanded our community network in 2006 by opening a retail branch in Powhatan County. In 2007, we have plans to open two more branches, one in Chesterfield County and one in Henrico County. Chesterfield, Henrico and Powhatan Counties have each seen strong population growth in recent years, and the growth trends are expected to continue. According to the U.S. Census Bureau, the 2000 population of Chesterfield County was 259,903, compared to 209,274 in 1990. The number of households in Chesterfield County climbed from 73,441 in 1990 to 93,772 in 2000. The projected figures for 2010 are a population of 319,000 in 117,500 households. The 2000 population of Henrico County was 262,300 compared to 217,849 in 1990. The number of households in 2000 was 108,121 compared to 89,138 in 1990. The projected figures for Henrico County for 2010 are a population of 291,000 in 122,900 households. These population figures place Henrico and Chesterfield, respectively, as the largest two counties in central Virginia and the third and fourth largest counties in the state.

Residential growth in Chesterfield, Henrico and Powhatan Counties remains strong. For the four quarters ended September 30, 2006, Chesterfield County issued 5,564 permits for new single-family homes, Henrico County issued 4,313 and Powhatan County issued 874. Unemployment percentages for Chesterfield, Henrico and Powhatan for the third quarter of 2006 were 2.8%, 3.0% and 2.8%, respectively, well below the national average of 4.7%. Developers continue to locate their planned communities in western Chesterfield County. The Winterpock area of Chesterfield County is expected to see substantial growth over the next six years, with the Deer Run development nearing completion and subdivisions such as Birkdale, Ashbrook, and Bayhill Point continuing their impressive growth. The primary road serving these growing subdivisions is Route 360, and all of these communities are within two miles of our Clover Hill branch. Henrico County has long been a strong bedroom community to Richmond. Many of the metropolitan Richmond area’s older upscale housing communities call Henrico home and the western part of Henrico has seen substantial growth in both new business as well as residential communities. The western section of Route 288, the circumferential highway around the Richmond Metropolitan area, was completed in 2004 and significantly improved access to and from Chesterfield County and Henrico County by the surrounding counties.

At December 31, 2006, we had nine full service banking offices (including one in our main office), which were staffed by 38 full-time employees. Our senior staff averages more than 25 years of professional or banking experience. Our principal office, which houses our executive officers and loan department, was opened in November 2003 and is located at 1231 Alverser Drive, Midlothian, Virginia 23113. One of our branch facilities is located in this building. Our main telephone number is (804) 897-3900. Six of our branch offices are located in Chesterfield County, with one branch office each in Henrico and Powhatan Counties. Each branch office has been strategically located to be convenient to business and retail customers in the growth sectors of Chesterfield County. In addition to our branch locations, we opened a loan production office in Henrico County in 2005.

We have plans to open two more branches in 2007 with emphasis in the Henrico market and expanding into Mechanicsville, Virginia. The opening of any additional banking offices will require prior regulatory approval, which takes into account a number of factors, including, among others, a determination that we have capital in an amount deemed sufficient to warrant additional expansion and a finding that the public interest will be served.

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

Loan Portfolio. The net loan portfolio was $238,498,000 at December 31, 2006, which compares to $170,447,000 at December 31, 2005. The Company has enjoyed strong loan growth the last two years reflecting the strong economy in the market we serve. Loans grew by 27% in 2005 and by 40% in 2006. Our loan customers are generally located in the Richmond metropolitan area.  We do not have any subprime loans in our loan portfolio.

Commercial Business Lending. Our commercial business lending consists of lines of credit, revolving credit facilities, term loans, equipment loans, stand-by letters of credit and unsecured loans. Commercial loans are written for any business purpose including the financing of plant and equipment, carrying accounts receivable, general working capital, contract administration and acquisition activities. Our client base is diverse, and we do not have a concentration of loans in any specific industry segment. Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral such as marketable securities, cash value of life insurance, and time deposits. Commercial business loans have a higher degree of risk than residential mortgage loans, but have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of business borrowers. The availability of funds for the repayment of commercial business loans may substantially depend on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. All commercial loans we make have recourse under the terms of a promissory note. At December 31, 2006, commercial loans totaled $17,889,000, or 7.4% of the total loan portfolio.

Commercial Real Estate Lending. We finance commercial real estate for our clients and commercial real estate loans represent the largest segment of our loan portfolio. This segment of our loan portfolio has been the largest segment since 2004 due to the significant real estate opportunities in our market area. We generally will finance owner-occupied commercial real estate at an 80% loan-to-value ratio or less. In many cases our loan-to-value ratio is less than 80%, which provides us with a higher level of collateral security. Our underwriting policies and procedures focus on the borrower’s ability to repay the loan as well as assessment of the underlying real estate. Risks inherent in managing a commercial real estate loan portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate. We attempt to mitigate those risks by carefully underwriting loans of this type as well as following appropriate loan-to-value standards. Commercial real estate loans (generally owner occupied) at December 31, 2006 were $100,039,000, or 41.4% of the total loan portfolio.

Real Estate Construction Lending. This segment of our loan portfolio is predominately residential in nature and comprised of loans with short duration, meaning maturities of twelve months or less. Residential houses under construction and the underlying land for which the loan was obtained secure the construction loans. Construction lending entails significant risks compared with residential mortgage lending. These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land and home under construction, which is estimated prior to the completion of the home. Thus it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate these risks we generally limit loan amounts to 80% of appraised values on pre-sold homes and 75% on speculative homes, and obtain first lien positions on the property taken as security. Additionally, we offer real estate construction financing to individuals who have demonstrated the ability to obtain a permanent loan. At December 31, 2006, construction loans total $80,324,000, or 33.3% of the total loan portfolio.

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

Our current one-to-four-family residential adjustable rate mortgage loans have interest rates that adjust every 1, 3 and 5 years, generally in accordance with the rates on comparable U.S. Treasury bills. Our adjustable rate mortgage loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. There are risks resulting from increased costs to a borrower as a result of the periodic repricing mechanisms of these loans. Despite the benefits of adjustable rate mortgage loans to our asset/liability management, they pose additional risks, primarily because as interest rates rise, the underlying payments by the borrowers rise, increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. At December 31, 2006, $36,408,000, or 15.1% of our loan portfolio, consisted of residential mortgage loans.

Consumer Installment Lending. We offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the primary focus of our lending activities. Our general guideline is that a consumer’s total debt service should not exceed 40% of the consumer’s gross income. Our underwriting standards for consumer loans include making a determination of the applicant’s payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan. The stability of an applicant’s monthly income may be determined by verification of gross monthly income from primary employment and additionally from any verifiable secondary income. Consumer loans totaled $6,730,000 at December 31, 2006, which was 2.8% of the total loan portfolio.

Loan Commitments and Contingent Liabilities. In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities which are disclosed in the footnotes of our annual financial statements, including commitments to extend credit. At December 31, 2006, undisbursed credit lines, standby letters of credit and commitments to extend credit totaled $97,579,000.

Credit Policies and Administration. We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans. Our lending staff follows pricing guidelines established periodically by our management team. In an effort to manage risk, all credit decisions in excess of the officers’ lending authority must be approved prior to funding by a management loan committee and/or a board of directors-level loan committee. Any loans above $2,000,000 require full board of directors’ approval. Management believes that it employs experienced lending officers, secures appropriate collateral and carefully monitors the financial conditions of our borrowers and the concentration of such loans in the portfolio.

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

Lending Limit. As of December 31, 2006, our legal lending limit for loans to one borrower was approximately $4,000,000. As part of our risk management strategy, we attempt to participate a portion of our larger loans to other financial institutions. This allows us to maintain customer relationships yet reduce credit exposure and stay within our legal lending limit.

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

For securities classified as available-for-sale securities, we will evaluate whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. There were no securities at December 31, 2006 where a decline in market value was considered other than temporary.

Competition

We encounter strong competition from other local commercial banks, savings and loan associations,

credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions. A number of these competitors are well-established. Competition for loans is keen, and pricing is important. Most of our competitors have substantially greater resources and higher lending limits than ours and offer certain services, such as extensive and established branch networks and trust services, which we do not provide at the present time. Deposit competition also is strong, and we may have to pay higher interest rates to attract deposits. Nationwide banking institutions and their branches have increased competition in our markets, and federal legislation adopted in 1999 allows non-banking companies, such as insurance and investment firms, to establish or acquire banks.

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

At June 30, 2006, the latest date such information is available from the FDIC, the Bank’s deposit market share in Chesterfield County was 6.39%.

Effect of Adverse Economic Conditions

Our business may be adversely affected by periods of economic slowdown or recession which may be accompanied by decreased demand for consumer credit and declining real estate values. Any material decline in real estate values could have a significant adverse effect on the operations of the Company as 89.8% of our loan portfolio is collateralized by real estate. Declines in real estate values can reduce projected cash flows from commercial properties and the ability of borrowers to use home equity to support borrowings and increase the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. In addition, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions.

We anticipate the majority of our depositors will be located in and doing business in the local market and we will lend a substantial portion of our capital and deposits to individuals and businesses in this market area. Any factors adversely affecting the economy of this market could, in turn, adversely affect our performance.

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

Insurance of Accounts, Assessments and Regulation by the FDIC. Our deposits are insured by the FDIC up to the limits set forth under applicable law, currently $100,000. Deposits are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC. The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. We are aware of no existing circumstances that could result in termination of our deposit insurance.

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

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on depository institutions by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. Federal regulatory authorities also have broad enforcement powers over us, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors.  Village Bank continues to be classified as a well-capitalized financial institution.

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

Employees

As of December 31, 2006, the Company and its subsidiaries had a total of 109 full-time employees and 11 part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Dependence on Key Personnel

Our growth and development to date have been largely dependent upon the services of Thomas W. Winfree, President and Chief Executive Officer, Jack M. Robeson, Senior Vice President/Lending, Raymond E. Sanders, Senior Vice President and Chief Operations Officer, Dennis J. Falk, Senior Vice President/Lending and Administration and C. Harril Whitehurst, Jr., Senior Vice President and Chief Financial Officer. The loss of the services for Messrs. Winfree, Robeson, Sanders or Whitehurst for any reason could have a material adverse effect on the Company.

Control by Certain Shareholders

The Company has one shareholder who owns 6.50% of its outstanding Common Stock. As a group, the Board of Directors and the Company’s Executive Officers control 20.63% of the outstanding Common Stock of the Company as of February 1, 2007. Accordingly, such persons, if they were to act in concert, would not have majority control of the Bank and would not have the ability to approve certain fundamental corporate transactions or the election of the Board of Directors.

ITEM 2 – DESCRIPTION OF PROPERTY

Our executive and administrative offices are located at 1231 Alverser Drive, Midlothian, Virginia. We opened this office in November 2003. This office also houses our loan department and one of our retail branches. The two-story 8,000 square foot building, which has been substantially renovated, is owned by the bank. The cost of this building, including renovations, amounted to $1,046,000.

Our largest deposit branch office is located at 13531 Midlothian Turnpike, Midlothian, Virginia. This was our initial office location and also housed our executive and administrative offices until the opening of the operations center on Alverser Drive. The building, which has been substantially renovated, is a two-story brick structure with a basement, consisting of approximately 3,500 square feet. It has five teller stations, three drive-up lanes and a drive-up ATM and night depository. Prior to December 31, 2002, this building was leased. It was purchased from our landlord on December 31, 2002 for $1,713,000.

We have a branch office at 6736 Southshore Drive at Route 360 (Hull Street Road), in Chesterfield County. The building is a one-story brick structure consisting of approximately 2,400 square feet. The branch location was purchased in June 2002 for $1,384,000. It has four teller stations, two drive-up lanes and a drive-up ATM and night depository.

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

We opened our fourth branch at 13521 Waterford Place, in Chesterfield County, in October 2004 utilizing a mobile manufactured building which we purchased in April 2004 for $46,000. The permanent branch building, a one-story brick structure consisting of approximately 2,400 square feet, was completed in June 2005 and cost $646,000. It has three teller stations, two drive-up lanes and a drive-up ATM and night depository.

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

In March 2006 we opened our sixth office at 11450 Robious Road, in Chesterfield County. We initially opened this branch with our mobile manufactured building and subsequently constructed a 2,400 square foot building that cost $1,035,000 and is owned by the Bank. This branch has three teller stations, two drive-up lanes, and a drive-up ATM and night depository.

Our seventh office, located at 1650 Willow Lawn Drive, in Henrico County, was opened in May 2006. This is our first retail branch location outside Chesterfield County. The building is a three story brick structure. We lease the first floor consisting of approximately 3,000 square feet. The term of the lease is nine years commencing March 1, 2006 and ending February 28, 2016 with total lease payments of $842,000 over the life of the lease. It has four teller stations, three drive thru lanes, a drive-up ATM and night depository.

Our eighth office located at 1793 South Creek One was opened in December 2006 in Powhatan County. This is our first branch located in Powhatan County. This 2,400 square foot structure cost $672,000 and has three teller stations, two drive-up lanes, a drive-up ATM and night depository.

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

ITEM 5 – MARKET FOR COMMON EQUITY

AND RELATED STOCKHOLDER MATTERS

Market Price of and Cash Dividends on the Company’s Common Equity

Shares of the Company’s Common Stock trade on the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market) under the symbol “VBFC”. The high and low trade prices of shares of the Company’s Common Stock for the periods indicated were as follows:

	High	Low
2005
1st quarter	$ 11.99	$ 11.00
2nd quarter	14.04	11.09
3rd quarter	13.00	12.50
4th quarter	13.75	12.75

2006
1st quarter	$ 14.35	$ 12.50
2nd quarter	14.25	12.50
3rd quarter	14.75	13.00
4th quarter	14.55	13.55

At March 19, 2007, there were approximately 985 holders of record of Common Stock.

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

The Company did not repurchase any of its Common Stock during the fourth quarter of 2006.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We offer a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans. We are a community-oriented and locally managed financial institution focusing on providing a high level of responsive and personalized services to our customers, delivered in the context of a strong direct relationship with our customers. We conduct our operations from our main office/corporate headquarters location and eight branch offices.

The Company experienced record earnings of $1,399,000 in 2006 as compared to earnings of $1,231,000 in 2005 and $862,000 in 2004. The improvement in net income in 2006 compared to 2005 and 2004 is even more significant when compared on a pretax basis. Pretax income for 2006 amounted to $2,102,000 compared to $1,699,000 in 2005 and $522,000 in 2004, representing increases of 24% and 225%, respectively. Net income for 2004 was increased by an income tax benefit of approximately $339,000 related to the removal of the valuation allowance on the Company’s net deferred tax assets.

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

The continued improvement in our earnings over the last three years is a direct result of our growth.

Total assets increased to $291,218,000 at December 31, 2006 from $214,975,000 at December 31, 2005 and $160,305,000 at December 31, 2004. This represents a three year growth rate in total assets of 38%. This growth in total assets during the last three years resulted from the growth of our business and customer base and has been responsible for our improvement in earnings. However, this growth has been driven primarily by lending on real estate. Any material decline in real estate values could have a significant adverse effect on the future growth and profitability of the Company as 89.8% of our loan portfolio at December 31, 2006 is collateralized by real estate. Declines in real estate values can reduce projected cash flows from commercial properties and the ability of borrowers to use home equity to support borrowings and increase the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. In addition, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions.

The following presents management’s discussion and analysis of the financial condition of the Company at December 31, 2006 and 2005, and results of operations for the Company for the years ended December 31, 2006, 2005 and 2004. This discussion should be read in conjunction with the Company’s audited Financial Statements and the notes thereto appearing elsewhere in this report.

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

Results of operations

We recorded net income of $1,399,000, or $0.59 per fully diluted share, in 2006, compared to net income of $1,231,000, or $0.61 per fully diluted share, in 2005, and $862,000, or $0.45 per fully diluted share, in 2004.

The significant improvement in our results of operations over the last three years is primarily attributable to the Company’s strong growth. Loans and deposits, the primary sources of income and expense for the Company, have grown as follows:

	Loans, net	Deposits

December 31, 2003	$ 91,522,507	$ 96,322,607

Growth in 2004
Amount	42,639,786	43,704,779
Percentage	47%	45%

December 31, 2004	134,162,293	140,027,386

Growth in 2005
Amount	36,284,980	46,725,421
Percentage	27%	33%

December 31, 2005	170,447,273	186,752,807

Growth in 2006
Amount	68,051,145	66,557,074
Percentage	40%	36%

December 31, 2006	238,498,418	253,309,881

Three year average
growth rate	38%	38%

This growth in loans and deposits resulted in net interest income increasing from $4,881,000 in 2004, to $7,048,000 in 2005, and to $10,233,000 in 2006. As we continue to grow, we expect this trend of increasing net interest income to continue. However, as noted previously, our growth in net interest income could be slowed if the commercial real estate and housing markets should slow down due to the rise in interest rates, higher real estate values or higher home inventory.

Noninterest income declined to $2,483,000 in 2006 from $2,890,000 in 2005, a decline of $407,000, or 14%. This decline was primarily attributable to a decline in the profitability of Village Bank Mortgage. Gain on sale of loans, which is attributable to Village Bank Mortgage’s operations, declined from $1,967,000 in 2005 to $1,519,000 in 2006, a decline of $448,000, or 23%. This decline occurred because rising interest rates as well as higher real estate values slowed the sale of homes. The $2,890,000 in noninterest income in 2005 was a $1,131,000 increase, or 64%, over the $1,759,000 in noninterest income in 2004. This increase was also primarily attributable to the operations of Village Bank Mortgage as gain on loan sales increased from $1,073,000 in 2004 to $1,967,000 in 2005, an increase of $894,000, or 83%. The mortgage market was more favorable in 2005 due to lower interest rates and real estate values and because Village Bank Mortgage was able to attract additional loan officers.

Noninterest expense increased from $5,585,000 in 2004 to $7,778,000 in 2005, and to $9,817,000 in 2006. These increases in noninterest expense resulted from the addition of new branches and the growth in the Company overall. The primary increase in noninterest expense over the last three years has come in salaries and benefits, which increased from $3,108,000 in 2004 to $4,345,000 in 2005, and to $5,728,000 in 2006.

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

Net interest income for 2006, 2005 and 2004 was $10,233,000, $7,048,000, and $4,881,000, respectively. The increases in net interest income of $3,185,000, or 45%, in 2006 and $2,167,000, or 44%, in 2005 are a direct result of increases in loans, from $170,447,000 at December 31, 2005 to $238,498,000 at December 31, 2006, an increase of $68,051,000, or 40%, and from $134,162,000 at December 31, 2004 to $170,447,000 at December 31, 2005, an increase of $36,285,000, or 27%. These increases in loans were funded primarily by increases in deposits. Additionally, our net interest margin has steadily improved over the last three years from 3.88% in 2004 to 4.15% in 2005 to 4.48% in 2006.

Average interest-earning assets in 2006 increased by $58,753,000, or 35%, compared to 2005. The increase in interest-earning assets from 2005 to 2006 was due primarily to the growth of our loan portfolio. The average yield on interest-earning assets of 8.33% in 2006 was higher than the average yield of 7.03% in 2005. Many of our loans are indexed to short-term rates affected by the Federal Reserve's decisions about short-term interest rates, and, accordingly, as the Federal Reserve has increased interest rates in 2005 and 2006 the average yield on interest-earning assets increased.

Our interest-bearing liabilities in 2006 increased by $50,976,000, or 34%, compared to 2005. The growth in those liabilities was due primarily to strong growth in deposits from an average of $143,485,000 in 2005 to an average of $193,508,000 in 2006, an increase of $50,023,000, or 35%. The average cost of interest-bearing liabilities increased to 4.33% in 2006 from 3.21% in 2005. The principal reason for the increase in the liability costs was the increase in short-term rates by the Federal Reserve in 2006. If the Federal Reserve continues to raise short-term interest rates, our cost of interest-bearing liabilities will continue to increase. This also occurred in 2005.

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

Average Balance Sheets
(In thousands)

	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004
		Interest	Annualized		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$ 17,694	$ 1,492	8.43%	$ 46,618	$ 3,257	6.99%	$ 37,945	$ 2,214	5.83%
Real estate - residential	31,713	2,554	8.05%	23,057	1,610	6.98%	14,674	926	6.31%
Real estate - commercial	81,444	6,344	7.79%	33,296	2,651	7.96%	27,253	1,915	7.03%
Real estate - construction	69,038	6,906	10.00%	35,890	2,796	7.79%	28,409	1,957	6.89%
Consumer	6,088	540	8.87%	11,571	884	7.64%	3,548	252	7.10%
Gross loans	205,977	17,836	8.66%	150,432	11,198	7.44%	111,829	7,264	6.50%
Investment securities	8,152	607	7.45%	4,035	139	3.44%	5,474	213	3.89%
Loans held for sale	1,889	126	6.67%	2,740	163	5.95%	1,536	84	5.47%
Federal funds and other	12,377	450	3.64%	12,435	425	3.42%	7,048	89	1.26%
Total interest earning assets	228,395	19,019	8.33%	169,642	11,925	7.03%	125,887	7,650	6.08%
Allowance for loan losses	(2,195)			(1,671)			(1,290)
Cash and due from banks	5,126			5,694			4,594
Premises and equipment, net	7,851			6,619			6,108
Other assets	7,383			4,215			1,659
Total assets	$246,560			$184,499			$136,958

Interest bearing deposits
Interest checking	$ 7,744	$ 88	1.14%	$ 6,850	$ 52	0.76%	$ 5,434	$ 51	0.94%
Money market	21,722	711	3.27%	24,600	622	2.53%	20,721	302	1.46%
Savings	4,124	47	1.14%	4,805	54	1.12%	3,930	44	1.12%
Certificates	159,918	7,432	4.65%	107,230	3,738	3.49%	78,052	2,174	2.79%
Total deposits	193,508	8,278	4.28%	143,485	4,466	3.11%	108,137	2,571	2.38%
Borrowings
Long-tern debt - trust
preferred securities	5,155	368	7.14%	4,392	239	5.44%	-	-	-
FHLB advances	4,000	126	4.22%	4,000	169	4.23%	4,000	166	4.15%
Other borrowings	374	14	1.77%	184	3	1.63%	1,006	32	3.18%
Total interest bearing liabilities	203,037	8,786	4.33%	152,061	4,877	3.21%	113,143	2,769	2.45%
Noninterest bearing deposits	19,976			14,864			9,401
Other liabilities	1,270			1,163			384
Total liabilities	224,283			168,088			122,928
Equity capital	22,279			16,411			13,439
Total liabilities and capital	$246,562			$184,499			$136,367

Net interest income before
provision for loan losses		$10,233			$ 7,048			$ 4,881
Interest spread - average yield
on interest earning assets,
less average rate on
interest bearing liabilities			4.00%			3.82%			3.63%
Annualized net interest margin
(net interest income
expressed as a percentage
of average earning assets)			4.48%			4.15%			3.88%

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

Rate/Volume Analysis
(In thousands)

2006 vs. 2005	2005 vs. 2004
Increase (Decrease)	Increase (Decrease)
Due to Changes in	Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans	$ 4,357	$ 2,244	$ 6,601	$ 2,847	$ 1,166	$ 4,013
Investment securities	219	249	468	(52)	(22)	(74)
Fed funds sold and other	(2)	27	25	103	233	336
Total interest income	4,574	2,520	7,094	2,899	1,376	4,275

Interest expense
Deposits
Interest checking	7	29	36	4	(3)	1
Money market accounts	(59)	148	89	65	255	320
Savings accounts	(8)	1	(7)	10	0	10
Certificates of deposit	2,201	1,493	3,694	935	629	1,564
Total deposits	2,143	1,669	3,812	1,014	883	1,895
Borrowings
Long-term debt	19	110	129	239	-	239
FHLB Advances	-	(43)	(43)	-	3	3
Other borrowings	11	-	11	(29)	-	(29)
Total interest expense	2,173	1,736	3,909	1,224	886	2,108

Net interest income	$ 2,402	$ 783	$ 3,185	$ 1,675	$ 490	$ 2,167

Provision for loan losses

The provision for loan losses for 2006, 2005 and 2004 was $796,000, $461,000, and $533,000, respectively. The 73% increase in 2006 compared to 2005 is a result of a larger increase in gross loans outstanding in 2006. Gross loans increased by $68,645,000 in 2006 compared to $36,738,000 in 2005. The 14% decline in 2005 compared to 2004 is a result of a lower increase in gross loans outstanding in 2005. Gross loans increased by $36,738,000 in 2005 compared to $42,942,000 in 2004. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, and gains and losses on sale of mortgage loans and securities held for sale. Over the last three years the most significant noninterest income item has been gain on loan sales generated by Village Bank Mortgage, representing 61%, 68% and 61% of total noninterest income in 2004, 2005 and 2006, respectively. Noninterest income amounted to $1,759,000 in 2004, $2,890,000 in 2005 and $2,483,000 in 2006. The increase in noninterest income from 2004 to 2005 of $1,131,000 and the decrease from 2005 to 2006 of $407,000 were primarily attributable to the ability of Village Bank Mortgage to generate gains on loan sales. Gains on loan sales increased from $1,073,000 in 2004 to $1,967,000 in 2005 and decreased to $1,519,000 in 2006. The increase in gains on loan sales in 2005 resulted because interest rates were low and the residential real estate market was strong. In 2006, as interest rates continued to increase and real estate values escalated, the residential real estate market slowed down resulting in lower mortgage loan production by Village Bank Mortgage. The mortgage banking business tends to be cyclical and its profitability is dependent on the strength of the residential real estate market.

Noninterest expense

Noninterest expense includes all expenses of the Company with the exception of interest expense on deposits and borrowings, provision for loan losses and income taxes. Some of the primary components of noninterest expense are salaries and benefits, and occupancy and equipment costs. Noninterest expense for the year ended December 31, 2006 was $9,817,000, an increase of $2,039,000, or 26%, from the $7,778,000 recorded in 2005. Salaries and benefits represented the largest increase, increasing from $4,345,000 in 2005 to $5,728,000 in 2006, an increase of $1,383,000, or 31.8%, and representing 68% of the total increase in noninterest expense. This increase in salaries and benefits as well as other increases in noninterest expense was primarily attributable to the growth of the Bank.

Noninterest expense for the year ended December 31, 2005 totaled $7,778,000, an increase of $2,193,000, or 39%, from the $5,585,000 recorded in 2004. Again, salaries and benefits represented the largest increase, increasing by 40% in 2005 to $4,345,000, compared to $3,108,000 in 2004. This increase as well as other increases in noninterest expense was primarily attributable to the growth of the Bank and Village Bank Mortgage.

Income taxes

Tax expense in 2006 amounted to $703,000. This was the first year income tax expense was not reduced by the use of net operating losses from prior years. Income tax expense in 2005 was decreased by $118,000 related to net operating loss carryforwards from prior years and prior to 2005 no income tax expense was recorded as a result of net operating losses. The Company utilized all its net operating loss carryforwards at December 31, 2005. We recorded an income tax benefit of $339,000 in 2004 as a result of removing the valuation allowance against net deferred tax assets. This valuation allowance had been established in prior years due to the Company’s operating losses.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Bank recorded a franchise tax expense of $122,000, $120,000 and $116,000 for 2006, 2005 and 2004, respectively.

Loans

The following tables present the composition of our loan portfolio at the dates indicated and maturities of selected loans at December 31, 2005.

Loan Portfolio, Net
(In thousands)

	December 31,
	2006	2005	2004	2003	2002

Commercial	$ 17,889	$ 14,121	$ 40,491	$ 32,822	$ 24,857
Real estate - residential	36,408	30,043	15,395	14,279	10,642
Real estate - commercial	100,039	66,274	45,121	16,500	6,476
Real estate - construction	80,324	56,146	30,870	25,627	4,579
Consumer	6,730	6,161	4,130	3,836	4,019

Total loans	241,390	172,745	136,007	93,064	50,573
Less: unearned income, net	(339)	(367)	(331)	(404)	(222)
Less: Allowance for loan losses	(2,553)	(1,931)	(1,514)	(1,138)	(755)

Total loans, net	$ 238,498	$ 170,447	$ 134,162	$ 91,522	$ 49,596

Maturities of Selected Loans
December 31, 2006
(In thousands)

		Fixed Rate			Variable Rate
	Within	1 to 5	After		1 to 5	After		Total
	1 Year	Years	5 Years	Total	Years	5 Years	Total	Maturities

Commercial	$10,328	$ 5,296	$ 2,097	$ 7,393	$ 168	$ -	$ 168	$17,889
Real estate
Commercial	36,929	5,267	37,026	42,293	20,817	-	20,817	100,039
Construction	73,580	2,766	2,422	5,188	1,556	-	1,556	80,324

Allowance for loan losses

The allowance for loan losses at December 31, 2006 was $2,553,000, compared to $1,931,000 at December 31, 2005 and $1,514,000 at December 31, 2004. The ratio of the allowance for loan losses to gross loans was 1.06% at December 31, 2006 and 1.12% at December 31, 2005, and December 31, 2004. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. We believe the amount of the allowance for loan losses at December 31, 2006 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Year Ended December 31,
	2006	2005	2004	2003	2002

Beginning balance	$ 1,931	$ 1,514	$ 1,138	$ 755	$ 458
Provision for loan losses	796	461	533	399	313
Charge-offs
Commercial	(183)	-	(89)	(55)	-
Consumer	(72)	(46)	(48)	-	(15)
Mortgage	-	-	(21)	-	(1)
	(255)	(46)	(158)	(55)	(16)
Recoveries
Commercial	74	-	-	-	-
Consumer	7	2	1	-	-
	81	2	1	-	-
Acquisition of Community First	-	-	-	39	-

Ending balance	$ 2,553	$ 1,931	$ 1,514	$ 1,138	$ 755

Loans outstanding at end of year (1)	$ 241,051	$ 172,378	$ 135,676	$ 92,660	$ 50,351
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of year	1.06%	1.12%	1.12%	1.23%	1.50%

Average loans outstanding for the year (1)	$ 205,978	$ 150,432	$ 111,829	$ 72,169	$ 40,735
Ratio of net charge-offs to average loans
outstanding for the year	0.12%	0.03%	0.14%	0.08%	0.04%

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

Allocation of the Allowance for Loan Losses
(In thousands)

	December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002
	Total	%	Total	%	Total	%	Total	%	Total	%

Commercial	$ 377	14.8%	$ 568	29.5%	$ 653	43.2%	$ 571	50.2%	$ 344	45.6%
Real estate
Residential	512	20.1%	358	18.5%	97	6.4%	71	6.2%	66	8.7%
Commercial	884	34.5%	444	23.0%	474	31.3%	225	19.8%	135	17.9%
Construction	694	27.2%	485	25.1%	205	13.5%	172	15.1%	83	11.0%

Consumer	86	3.4%	76	3.9%	85	5.6%	99	8.7%	127	16.8%

Total	$ 2,553	100.0%	$1,931	100.0%	$1,514	100.0%	$1,138	100.0%	$ 755	100.0%

Asset quality

The following table summarizes asset quality information at the dates indicated:

Asset Quality
(In thousands)

	December 31,
	2006	2005	2004	2003	2002

Nonaccrual loans	$ 2,801	$ 1,834	$ 473	$ 336	$ 491
Restructured loans	-	-	-	-	-
Foreclosed properties	-	-	-	-	-

Total nonperforming assets	$ 2,801	$ 1,834	$ 473	$ 336	$ 491
Loans past due 90 days and still accruing
interest (not included in nonaccrual
loans above)	$ 6,520	$ 4,932	$ 1,134	$ 654	$ 392

Nonperforming assets to loans at end of year (1)	1.16%	1.06%	0.35%	0.36%	0.98%

Allowance for loan losses to nonaccrual loans	91.1%	105.3%	320.1%	338.7%	153.8%

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

At December 31, 2006, the Company had seven loans totaling $1,242,000 which were considered impaired and have specific allowances for loan losses totaling $160,000. The gross interest income that would have been earned in 2006 if the loans classified as nonaccrual had been current in accordance with the original terms was $92,000. Forty loans totaling $6,520,000 at December 31, 2006 were past due 90 days or more and interest was still being accrued as such amounts were considered collectible.

Investment portfolio

At December 31, 2006, 2005 and 2004, all of our securities were classified as available-for-sale. The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(Dollars in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
December 31, 2006
US Government Agencies
Within one year	$ 605	$ 597	$ -	$ 597	5.22%
One to five years	360	360	(9)	351	4.65%
More than five years	11,789	11,789	(27)	11,762	5.83%
Total	12,754	12,746	(36)	12,710	5.77%
Mortgage-backed securities
More than five years	77	77	1	78	3.57%
Total investment securities	$ 12,831	$ 12,823	$ (35)	$ 12,788	5.75%

December 31, 2005
US Government Agencies
Within one year	$ 605	$ 599	$ (1)	$ 598	4.36%
One to five years	360	360	(10)	350	4.65%
More than five years	1,790	1,790	(49)	1,741	4.97%
Total	2,755	2,749	(60)	2,689	4.79%
Mortgage-backed securities
More than five years	237	238	5	243	3.64%
Other investments
More than five years	50	50	-	50	3.92%
Total investment securities	$ 3,042	$ 3,037	$ (55)	$ 2,982	4.69%

December 31, 2004
US Government Agencies
Within one year	$ 1,820	$ 1,814	$ (1)	$ 1,813	2.13%
One to five years	500	513	(8)	505	2.97%
More than five years	2,500	2,500	(49)	2,451	2.82%
Total	4,820	4,827	(58)	4,769	2.57%
Mortgage-backed securities
More than five years	450	453	10	463	3.62%
Other investments
Within one year	146	146	-	146	5.50%
More than five years	50	50	-	50	3.92%
Total	196	196	-	196	5.10%
Total investment securities	$ 5,466	$ 5,476	$ (48)	$ 5,428	2.75%

Deposits

The following table gives the composition of our deposits at the dates indicated.

Deposits
(In thousands)

	December 31, 2006		December 31, 2005		December 31, 2004
	Amount	%	Amount	%	Amount	%

Demand accounts	$ 22,381	8.8%	$ 16,092	8.6%	$ 10,031	7.2%
Interest checking accounts	9,415	3.7%	6,665	3.6%	6,453	4.6%
Money market accounts	17,942	7.1%	33,827	18.1%	24,000	17.1%
Savings accounts	4,107	1.6%	4,633	2.5%	4,438	3.2%
Time deposits of $100,000 and over	66,423	26.2%	38,416	20.6%	31,974	22.8%
Other time deposits	133,042	52.6%	87,120	46.6%	63,131	45.1%

Total	$ 253,310	100.0%	$ 186,753	100.0%	$ 140,027	100.0%

Total deposits increased by 36%, 33% and 45% in 2006, 2005 and 2004, respectively.

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

The following table is a schedule of average balances and average rates paid for each deposit category for the periods presented:

Average Deposits and Rates Paid
(In thousands)

	Year Ended December 31,
	2006		2005		2004
Account Type	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand accounts	$ 19,976	-	$ 14,864	-	$ 9,401	-
Interest-bearing deposits
Interest checking accounts	7,744	1.14%	6,850	0.76%	5,434	0.94%
Money market accounts	21,722	3.28%	24,600	2.53%	20,721	1.46%
Savings accounts	4,124	1.14%	4,805	1.12%	3,930	1.12%
Time deposits of $100,000 and over	51,654	4.75%	34,519	3.48%	25,857	2.63%
Other time deposits	108,264	4.60%	72,711	3.49%	52,195	2.86%
Total interest-bearing deposits	193,508	4.28%	143,485	3.11%	108,137	2.38%

Total average deposits	$ 213,484		$ 158,349		$ 117,538

The following table is a schedule of maturities for time deposits of $100,000 or more at December 31, 2006.

Maturities of Time Deposits of $100,000 or More
(In thousands)

Due within three months	$ 21,543
Due after three months through six months	15,606
Due after six months through twelve months	11,130
Over twelve months	18,144

$ 66,423

Borrowings

We utilize borrowings to supplement deposits when they are available at a lower overall cost to us or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $4,000,000 at December 31, 2006 and 2005. The FHLB advances are secured by the pledge of residential mortgage loans and our FHLB stock. Available borrowings at December 31, 2006 were approximately $20 million.

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. We did not have any purchased federal funds at December 31, 2006 or 2005.

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

Capital resources

Stockholders’ equity at December 31, 2006 was $25,644,000, compared to $17,152,000 at December 31, 2005 and $14,985,000 at December 31, 2004. The $8,492,000 increase in equity during 2006 was due to net income of $1,399,000 for 2006 and proceeds from the issuance of common stock of $7,227,000. The proceeds from the issuance of stock was attributable to the exercise of stock warrants and related issuance of common stock discussed in Note 12 of the Notes to Consolidated Financial Statements and, to a much lesser extent, the exercise of stock options. The $2,167,000 increase in equity during 2005 was due to the net income for the year of $1,231,000 and the proceeds from the issuance of common stock through the exercise of warrants of $947,000.

During the first quarter of 2005, the Company issued $5.2 million in Trust Preferred Capital Notes to increase its regulatory capital and to help fund its expected growth in 2005. The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. See Note 14 of the Notes to Consolidated Financial Statements for a more detailed discussion of the Trust Preferred Capital Notes.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands)

	As of December 31,
	2006	2005	2004

Tier 1 capital
Common stock	$ 10,248	$ 7,418	$ 7,047
Additional paid-in capital	13,589	9,192	8,616
Retained earnings (deficit)	1,985	585	(646)
Qualifying trust preferred securities	5,000	5,000	-
Total equity	30,822	22,195	15,017
Less: goodwill	(689)	(689)	(689)
Total Tier 1 capital	30,133	21,506	14,328

Tier 2 capital
Allowance for loan losses	2,553	1,931	1,514
Total Tier 2 capital	2,553	1,931	1,514

Total risk-based capital	32,686	23,437	15,842

Risk-weighted assets	$ 275,323	$ 191,413	$ 153,020

Capital ratios
Tier 1 capital to risk-weighted assets	10.8%	11.2%	9.4%
Total capital to risk-weighted assets	11.8%	12.2%	10.4%
Leverage ratio (Tier 1 capital to
average assets)	10.6%	10.0%	9.4%
Equity to total assets	8.8%	8.0%	9.3%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank meets the criteria to be categorized as a “well capitalized” institution as of December 31, 2006. The “well capitalized” classification permits financial institutions to minimize the cost of FDIC insurance assessments by being charged a lesser rate than those that do not meet this definition.

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At December 31, 2006, cash, cash equivalents and investment securities available-for-sale totaled $29,986,000, or 10% of total assets.

At December 31, 2006, we had commitments to originate $97,579,000 of loans. Fixed commitments to incur capital expenditures were less than $25,000 at December 31, 2006. Certificates of deposit scheduled to mature in the 12-month period ending December 31, 2007 total $142,069,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at December 31, 2006. The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Village Bank and Trust Financial Corp.
Interest Rate Sensitivity GAP Analysis
December 31, 2006
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 7,007	$ 938	$ 2,700	$ 5,565	$ 30,932	$ 47,142
Variable rate	131,850	3,714	10,241	13,425	35,018	194,248
Investment securities	597	-	-	-	12,191	12,788
Loans held for sale	3,149	-	-	-	-	3,149
Federal funds sold	11,496	-	-	-	-	11,496

Total rate sensitive assets	154,099	4,652	12,941	18,990	78,141	268,823
Cumulative rate sensitive assets	154,099	158,751	171,692	190,682	268,823

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	9,415	-	9,415
Money market accounts	17,942	-	-	-	-	17,942
Savings (2)	-	-	-	4,107	-	4,107
Certificates of deposit	61,208	47,831	33,151	46,886	10,389	199,465
FHLB advances	-	-	-	4,000	-	4,000
Trust Preferred Securities	-	-	-	-	5,155	5,155
Other borrowings	704	-	-	-	-	704

Total rate sensitive liabilities	79,854	47,831	33,151	64,408	15,544	240,788
Cumulative rate sensitive liabilities	79,854	127,685	160,836	225,244	240,788

Rate sensitivity gap for period	$ 74,245	$ (43,179)	$ (20,210)	$ (45,418)	$ 62,597	$ 28,035
Cumulative rate sensitivity gap	$ 74,245	$ 31,066	$ 10,856	$ (34,562)	$ 28,035

Ratio of cumulative gap to total assets	25.5%	10.7%	3.7%	(11.9)%	9.6%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	193.0%	124.3%	106.7%	84.7%	111.6%
Ratio of cumulative gap to cumulative
rate sensitive assets	48.2%	19.6%	6.3%	(18.1)%	10.4%

(1) Includes nonaccrual loans of approximately $2,801,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At December 31, 2006, our assets that reprice within one year exceeded liabilities that reprice within one year by $10,856,000 and therefore we were in an asset-sensitive position. A positive gap can adversely affect earnings in periods of falling interest rates. This positive position is due primarily to our adjustable rate loan portfolio.

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

We monitor and maintain an allowance for loan losses to absorb an estimate of probable losses inherent in our loan portfolio. We maintain policies and procedures that address the systems of controls over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan and lease portfolio; and the loan grading system.

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

New accounting standards

In March 2006, the Financial Accounting Standards Board (the ”FASB”) issued Statement No. 156, Accounting for Servicing of Financial Assets, which is an amendment of Statement No. 140, intended to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Statement No. 156 is effective for years beginning after September 15, 2006, although earlier adoption is permitted. We do not believe Statement No. 156 will be material to the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will become effective January 1, 2007. We do not believe FIN 48 will be material to the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not have a material affect on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, Statement No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe Statement No. 157 will be material to the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). Statement No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. Statement No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Statement No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. The adoption of Statement 158 resulted in the Bank recognizing a liability of approximately $220,000.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”. Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Statement No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. We do not believe Statement No. 159 will be material to the Company’s consolidated financial statements.

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

We have not completed our analysis of this new guidance (as proposed, where applicable) although we anticipate their potential impact (if finalized, where applicable) will not be material to the Company’s consolidated financial statements. A variety of proposed or otherwise potential accounting standards are currently under study by standardsetting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, we have not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Impact of inflation and changing prices

The financial statements in this document have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without consideration of changes in the relative purchasing power of money over time due to inflation.

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

ITEM 7 – FINANCIAL STATEMENTS

Audited Financial Statements

The following 2006 Financial Statements of Village Bank and Trust Financial Corp. are included after the signature pages:

Page
• Report of Independent Registered Public Accounting Firm 41
• Consolidated Balance Sheets 42
• Consolidated Statements of Income 43
• Consolidated Statements of Stockholders’ Equity 44
• Consolidated Statements of Cash Flows 45
• Notes to Consolidated Financial Statements 46

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

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 9 is contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10 – EXECUTIVE COMPENSATION

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 10 is contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 11 is contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 12 is contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13 – EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Village Bank and Trust Financial Corp. restated in electronic format only as of May 18, 2005.

3.2	Bylaws of Southern Community Financial Corp., incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated April 30, 2004.

10.1	Incentive Plan, as amended and restated May 23, 2006, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-QSB for the period ended June 30, 2006. *

10.2	Organizational Investors Warrant Plan, incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-KSB for the year ended December 31, 2004.

10.3	Shareholder Loan Referral Warrant Plan, incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 14 is contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: March 20, 2007	By:/s/ Thomas W. Winfree

Thomas W. Winfree

President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas W. Winfree Thomas W. Winfree	President and Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2007
/s/ C. Harril Whitehurst, Jr. C. Harril Whitehurst, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2007
/s/ R. T. Avery, III R.T. Avery, III	Director	March 20, 2007
/s/ Donald J. Balzer, Jr. Donald J. Balzer, Jr.	Director and Vice Chairman of the Board	March 20, 2007
/s/ Craig D. Bell Craig D. Bell	Director and Chairman of the Board	March 20, 2007
/s/ William B. Chandler William B. Chandler	Director	March 20, 2007
/s/ R. Calvert Esleeck, Jr. R. Calvert Esleeck, Jr.	Director	March 20, 2007
/s/ Dean Patrick Dean Patrick 39	Director	March 20, 2007

Signature	Title	Date
/s/ George R. Whittemore George R. Whittemore	Director	March 20, 2007
/s/ Michael L. Toalson Michael L. Toalson	Director	March 20, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors

Village Bank and Trust Financial Corp.

Midlothian, Virginia

We have audited the accompanying consolidated balance sheets of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Richmond, Virginia

March 19, 2007

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
Assets
Cash and due from banks	$ 5,702,401	$ 6,386,324
Federal funds sold	11,496,102	19,442,230
Investment securities available for sale	12,787,644	2,981,903
Loans held for sale	3,149,178	2,860,440
Loans
Outstandings	241,389,621	172,745,040
Allowance for loan losses	(2,552,607)	(1,930,999)
Unearned income	(338,596)	(366,768)
Loans, net	238,498,418	170,447,273
Premises and equipment, net	11,676,854	7,203,760
Accrued interest receivable	2,301,264	936,589
Goodwill	689,108	689,108
Other assets	4,916,791	4,027,325

	$ 291,217,760	$ 214,974,952

Liabilities and Stockholders' Equity
Liabilities
Deposits	$ 253,309,881	$ 186,752,807
Federal Home Loan Bank advances	4,000,000	4,000,000
Long-term debt - trust preferred securities	5,155,000	5,155,000
Other borrowings	704,265	486,810
Accrued interest payable	429,986	221,324
Other liabilities	1,974,513	1,207,118
Total liabilities	265,573,645	197,823,059

Stockholders' Equity
Preferred stock, $1 par value - 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $4 par value - 10,000,000 shares authorized;	10,248,352	7,418,472
2,562,088 shares issued and outstanding at December 31, 2006,
1,854,618 shares issued and outstanding at December 31, 2005
Additional paid-in capital	13,588,888	9,191,567
Accumulated other comprehensive income (loss)	(177,759)	(43,562)
Retained earnings	1,984,634	585,416
Total stockholders' equity	25,644,115	17,151,893

	$ 291,217,760	$ 214,974,952

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
Years Ended December 31, 2006, 2005 and 2004
	2006	2005	2004
Interest income
Loans	$ 17,961,729	$ 11,360,536	$ 7,348,033
Investment securities	450,044	139,229	213,027
Federal funds sold and other	607,338	425,368	88,507
Total interest income	19,019,111	11,925,133	7,649,567

Interest expense
Deposits	8,278,308	4,466,396	2,571,166
Borrowed funds	508,292	410,980	197,675
Total interest expense	8,786,600	4,877,376	2,768,841

Net interest income	10,232,511	7,047,757	4,880,726
Provision for loan losses	796,006	460,861	532,630
Net interest income after provision
for loan losses	9,436,505	6,586,896	4,348,096

Noninterest income
Service charges and fees	582,860	375,928	525,140
Loss on securities, net	-	-	(26,370)
Gain on sale of loans	1,519,442	1,966,854	1,072,708
Other operating income	380,491	547,534	187,930
Total noninterest income	2,482,793	2,890,316	1,759,408

Noninterest expense
Salaries and benefits	5,727,791	4,344,893	3,108,032
Occupancy	681,477	435,971	302,339
Equipment	516,358	462,898	449,519
Supplies	322,542	343,516	188,737
Professional and outside services	1,029,046	906,278	664,487
Advertising and marketing	384,304	332,746	145,615
Other operating expense	1,155,572	951,702	726,541
Total noninterest expense	9,817,090	7,778,004	5,585,270

Income before income taxes	2,102,208	1,699,208	522,234
Income tax expense (benefit)	702,990	468,025	(339,309)

Net income	$ 1,399,218	$ 1,231,183	$ 861,543

Earnings per share, basic	$ 0.62	$ 0.68	$ 0.50
Earnings per share, diluted	$ 0.59	$ 0.61	$ 0.45
See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
and Comprehensive Income
Years Ended December 31, 2006, 2005, and 2004
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total

Balance, December 31, 2003	1,710,994	$ 6,843,976	$ 8,303,810	$ (1,507,310)	$ (50,786)	$ 13,589,690
Issuance of common stock	50,750	203,000	311,938	-	-	514,938
Net income	-	-	-	861,543	-	861,543
Change in unrealized gain
(loss) on securities
available for sale					18,988	18,988
Total comprehensive
income						880,531

Balance, December 31, 2004	1,761,744	7,046,976	8,615,748	(645,767)	(31,798)	14,985,159
Issuance of common stock	92,874	371,496	575,819			947,315
Net income				1,231,183		1,231,183
Change in unrealized gain
(loss) on securities
available for sale (net of
income taxes of $4,470)					(11,764)	(11,764)
Total comprehensive
income						1,219,419

Balance, December 31, 2005	1,854,618	7,418,472	9,191,567	585,416	(43,562)	17,151,893
Issuance of common stock	707,470	2,829,880	4,374,314			7,204,194
Stock based compensation			23,007			23,007
Net income				1,399,218		1,399,218
Change in unrealized gain
(loss) on securities
available for sale (net of
income taxes of $4,743)					11,609	11,609
Minimum pension adjustment
(net of income taxes of
$75,112)					(145,806)	(145,806)
Total comprehensive
income						1,265,021

Balance, December 31, 2006	2,562,088	$ 10,248,352	$ 13,588,888	$ 1,984,634	$ (177,759)	$ 25,644,115

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
	2006	2005	2004
Cash Flows from Operating Activities
Net income	$ 1,399,218	$ 1,231,183	$ 861,543
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	477,517	333,080	336,184
Provision for loan losses	796,006	460,861	532,630
Gain on loans sold	(1,519,442)	(1,966,854)	(1,072,708)
Stock compensation expense	23,007
Loss on securities	-	-	26,370
Proceeds from sale of mortgage loans	64,268,836	83,331,834	45,447,941
Origination of mortgage loans for sale	(63,038,132)	(81,358,336)	(45,739,320)
Amortization of premiums and accretion of
discounts on securities, net	(39,324)	3,241	12,629
Proceeds from sale of insurance business	-	-	127,140
Write-off of goodwill	-	-	118,106
Increase in interest receivable	(1,364,675)	(325,723)	(219,208)
Increase in other assets	(1,042,484)	(2,298,613)	(1,273,746)
Increase in interest payable	208,662	46,170	60,977
Increase in other liabilities	767,395	925,022	53,264
Net cash provided by (used in) operating activities	936,584	381,865	(728,198)

Cash Flows from Investing Activities
Purchases of available for sale securities	(25,378,394)	(12,158,531)	(5,956,329)
Maturities and calls of available for sale securities	15,630,798	14,594,454	9,116,281
Net increase in loans	(68,847,151)	(36,745,841)	(43,172,416)
Purchases of premises and equipment	(4,950,612)	(1,322,267)	(474,971)
Net cash used in investing activities	(83,545,358)	(35,632,185)	(40,487,435)

Cash Flows from Financing Activities
Issuance of common stock	7,204,194	947,315	514,938
Net increase in deposits	66,557,074	46,725,421	43,704,779
Proceeds from issuance of trust preferred securities	-	5,155,000	-
Net increase (decrease) in other borrowings	217,455	(348,269)	30,882
Net cash provided by financing activities	73,978,723	52,479,467	44,250,599

Net (decrease) increase in cash and cash equivalents	(8,630,051)	17,229,147	3,034,966
Cash and cash equivalents, beginning of period	25,828,554	8,599,407	5,564,441

Cash and cash equivalents, end of period	$ 17,198,503	$ 25,828,554	$ 8,599,407

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 1.	Summary of Significant Accounting Policies

The accounting and reporting policies of Village Bank and Trust Financial Corp. and subsidiary (the “Company”) conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following is a description of the more significant of those policies:

Business

The Company is the holding company of and successor to the Village Bank (the”Bank”). Effective April 30, 2004, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction. In the transaction, the shares of the Bank’s common stock were exchanged for shares of the Company’s common stock, par value $4.00 per share (“Common Stock”), on a one-for-one basis. As a result, the Bank became a wholly owned subsidiary of the Company, the Company became the holding company for the Bank and the shareholders of the Bank became shareholders of the Company. All references to the Company in this annual report for dates or periods prior to April 30, 2004 are references to the Bank.

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

Loans held for sale

The Company, through the Bank’s mortgage banking subsidiary, Village Bank Mortgage, originates residential mortgage loans for sale in the secondary market. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on an individual loan basis as determined by outstanding commitments from investors or current investor yield requirements for loans of similar quality and type. The Company requires a firm purchase commitment from a permanent investor before a loan can be closed, thus limiting interest rate risk. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

Rate lock commitments

The Company, through the Bank’s mortgage banking subsidiary, Village Bank Mortgage, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed rate lock commitments. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives and must be accounted for as such. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 120 days. The Company protects itself from changes in interest rates during this period by requiring a firm purchase agreement from a permanent investor before a loan can be closed. As a result, the Company is not exposed to losses nor will it realize gains or losses related to its rate lock commitments due to changes in interest rates.

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

Consolidated statements of cash flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks (including cash items in process of collection), interest-bearing deposits with banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash flows from loans originated by the Bank and deposits are reported net. The Company paid interest of $8,578,000, $4,831,000 and $2,708,000 in 2006, 2005, and 2004, respectively. The Company paid income taxes of $986,000 and $482,000 in 2006 and 2005, respectively, and did not pay any income taxes in 2004.

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

Earnings per common share

Basic earnings per common share is computed by dividing the net earnings by the weighted-average number of common shares outstanding during the period, which totaled 2,269,092, 1,800,061 and 1,724,832 during 2006, 2005 and 2004, respectively. Diluted earnings per share reflects the potential dilution of securities that could share in the net earnings of the Company. Outstanding options and warrants to purchase Common Stock (see Notes 12 and 13) were considered in the computation of diluted earnings per share for the years presented. For the years ended December 31, 2006, 2005 and 2004, the weighted average number of common shares on a fully diluted basis totaled 2,368,686, 2,010,152 and 1,927,004, respectively.

Stock warrant and incentive plans

On March 21, 2000, the Company approved the Organizational Investors Warrant Plan which made available 140,000 warrants for grant to the Company’s initial (organizational) investors for certain risks associated with the establishment of the Bank. The warrants have an exercise price of $10 per share (which approximated the fair value per share of common stock at issuance date) and expire in April 2008. At December 31, 2006, 140,000 warrants had been issued and none had been exercised.

In September and October 2002, the Company completed an offering of units, each of which consisted of one share of its common stock and one warrant to purchase one share of its common stock, through the sale of 817,200 units at a price of $8.50 per unit. Proceeds to the

Company from the offering (net of offering expenses of $624,000) were $6,322,000. The share of common stock and warrant that comprised each unit traded together for 45 days after the offering, but subsequently traded separately. The Company also issued 40,860 warrants to the underwriter of the offering. Each warrant entitled the holder to purchase one share of common stock, at a price of $10.20 per share, at any time through September 27, 2007, unless the warrants were cancelled. The warrants could be cancelled after December 31, 2003 by the Company in whole or in part upon 30 days’ written notice if for 20 or more trading days within any period of 30 consecutive trading days, including the last day of the period, the bid price of the stock exceeds $12.75 per share. On April 26, 2006, the Company announced that it would be canceling these warrants effective June 13, 2006 under this provision of the agreement covering the warrants and, on June 13, 2006, the warrants that were not exercised following this announcement were canceled. The cancellation of the common stock warrants resulted in the issuance of 672,638 shares of common stock and the addition of $6,860,908 in capital in the second quarter of 2006.

The Company has a stock incentive plan which authorizes the issuance of up to 455,000 shares of common stock (increased from 255,000 shares by amendment to the Incentive Plan approved by the Company’s shareholders at its 2006 annual meeting on May 23, 2006) to assist the Company in recruiting and retaining key personnel. See Note 13 for more information on the stock incentive plan.

Fair values of financial instruments

The Bank uses the following methods and assumptions in estimating fair values of financial instruments (see Note 16):

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

Off-balance-sheet instruments – The fair value of off-balance-sheet lending commitments is equal to the amount of commitments outstanding at December 31, 2006. This is based on the fact that the Bank generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

New accounting pronouncements

In March 2006, the Financial Accounting Standards Board (the ”FASB”) issued Statement No. 156, Accounting for Servicing of Financial Assets, which is an amendment of Statement No. 140, intended to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Statement No. 156 is effective for years beginning after September 15, 2006, although earlier adoption is permitted. We do not believe Statement No. 156 will be material to the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will become effective January 1, 2007. We do not believe FIN 48 will be material to the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not have a material affect on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, Statement No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe Statement No. 157 will be material to the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). Statement No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. Statement No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Statement No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. The adoption of Statement 158 resulted in the Bank recognizing a liability of approximately $220,000.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”. Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Statement No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. We do not believe Statement No. 159 will be material to the Company’s consolidated financial statements.

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

We have not completed our analysis of this new guidance (as proposed, where applicable) although we anticipate their potential impact (if finalized, where applicable) will not be material to the Company’s consolidated financial statements. A variety of proposed or otherwise potential accounting standards are currently under study by standardsetting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, we have not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Note 2.	Investment securities available-for-sale

The amortized cost and estimated fair value of investment securities available-for-sale as of December 31, 2006 and 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2006
U.S. Government agencies	$ 12,746,726	$ -	$ (36,435)	$ 12,710,291
Mortgage-backed securities	76,668	685	-	77,352
Other investments	-	-		-

Total	$ 12,823,394	$ 685	$ (36,435)	$ 12,787,644

December 31, 2005
U.S. Government agencies	$ 2,748,339	$ -	$ (59,918)	$ 2,688,421
Mortgage-backed securities	238,019	5,439	-	243,458
Other investments	50,117	-	(93)	50,024

Total	$ 3,036,475	$ 5,439	$ (60,011)	$ 2,981,903

Investment securities with book values of $1,597,316 and $1,598,929 at December 31, 2006 and 2005, respectively, were pledged to secure municipal deposits.

The amortized cost and estimated fair value of investment securities available-for-sale as of December 31, 2006, by contractual maturity, are as follows:

	Amortized	Estimated
	Cost	Fair Value

Within one year	$ 597,317	$ 597,231
One to five years	360,000	351,144
More than five years	11,866,077	11,839,269

Total	$ 12,823,394	$ 12,787,644

During 2006 and 2005, investment securities available-for-sale totaling $15,631,000 and $14,594,000, respectively, were called or matured with no net losses.

Note 3.        Loans

Loans classified by type as of December 31, 2006 and 2005 are as follows:

	2006	2005

Commercial	$ 17,888,875	$ 14,120,958
Real estate - residential	36,407,536	30,042,905
Real estate - commercial	100,038,902	66,273,903
Real estate - construction	80,323,784	56,146,378
Consumer	6,730,524	6,160,896

Total loans	241,389,621	172,745,040
Less: unearned income, net	(338,596)	(366,768)
Less: Allowance for loan losses	(2,552,607)	(1,930,999)

	$238,498,418	$170,447,273

Gross gains on the sale of loans totaling approximately $1,519,000, $1,967,000 and $1,073,000 were realized during the years ended December 31, 2006, 2005 and 2004, respectively.

Forty loans totaling $6,520,000 at December 31, 2006 were past due 90 days or more yet interest was still being accrued.

The following is a summary of loans directly or indirectly with executive officers or directors of the Company for the years ended December 31, 2006 and 2005:

	2006	2005

Beginning balance	$ 3,808,341	$ 3,866,939
Additions	7,476,377	5,066,108
Reductions	7,032,593	5,124,606

Ending balance	$ 4,252,125	$ 3,808,441

Executive officers and directors also had unused credit lines totaling $4,982,000 and $2,022,000 at December 31, 2006 and 2005, respectively. All loans and credit lines to executive officers and directors were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

Note 4.        Allowance for loan losses

Activity in the allowance for loan losses in 2006, 2005 and 2004 was as follows:

	2006	2005	2004

Beginning balance	$ 1,891,582	$ 1,474,613	$ 1,098,378
Provision for loan losses	796,006	460,861	532,630
Charge-offs	(255,616)	(45,651)	(158,194)
Recoveries	81,218	1,760	1,799

Ending balance	$ 2,513,191	$ 1,891,582	$ 1,474,613

As of December 31, 2006 and 2005, the Company had impaired loans of $1,242,000 and $731,000, respectively, which were on nonaccrual status. These loans had valuation allowances of $160,000 and $223,000 as of December 31, 2006 and 2005, respectively. The Company does not record interest income on impaired loans. Interest income that would have been recorded had impaired loans been performing would have been $77,000, $91,000 and $60,000 for 2006, 2005 and 2004, respectively.

Note 5.	Premises and equipment

The following is a summary of premises and equipment as of December 31, 2006 and 2005:

	2006	2005

Land	$ 5,122,047	$ 2,758,965
Buildings and improvements	5,670,486	3,823,227
Furniture, fixtures and equipment	3,167,597	2,470,222

Total premises and equipment	13,960,130	9,052,414
Less: Accumulated depreciation and amortization	(2,283,276)	(1,848,654)

Premises and equipment, net	$ 11,676,854	$ 7,203,760

Depreciation and amortization of premises and equipment for 2006, 2005 and 2004 amounted to $478,000, $333,000 and $336,000 respectively.

Note 6.	Investment in Bank Owned Life Insurance

The Bank is owner and designated beneficiary on life insurance policies in the face amount of $15,964,000 covering certain of its directors and executive officers. The earnings from these policies are used to offset expenses related to retirement plans. The cash surrender value of these policies at December 31, 2006 and 2005 was $2,608,000 and $1,455,000, respectively, and was included in other assets.

Note 7.        Deposits

Deposits as of December 31, 2006 and 2005 were as follows:

	2006	2005

Demand accounts	$ 22,381,251	$ 16,092,167
Interest checking accounts	9,414,544	6,664,602
Money market accounts	17,941,941	33,827,042
Savings accounts	4,106,949	4,633,280
Time deposits of $100,000 and over	66,423,181	3 8,415,949
Other time deposits	133,042,015	87,119,767

Total	$ 253,309,881	$ 186,752,807

The following are the scheduled maturities of time deposits as of December 31, 2006:

		Greater than
Year Ending	Less Than	or Equal to
December 31,	$100,000	$100,000	Total

2007	$ 93,789,992	$ 48,278,638	$ 142,068,630
2008	7,354,134	2,830,053	10,184,187
2009	26,000,773	10,822,603	36,823,376
2010	3,152,349	2,732,137	5,884,486
2011	2,744,767	1,759,750	4,504,517

	$ 133,042,015	$ 66,423,181	$ 199,465,196

Deposits held at the Company by related parties, which include officers, directors, greater than 5% shareholders and companies in which directors of the Board have a significant ownership interest, approximated $2,138,000 and $1,807,000 at December 31, 2006 and 2005, respectively.

Note 8.	Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of U.S. Government agency securities, FHLB stock and qualified single family first mortgage loans. The FHLB advances held at December 31, 2006 mature $2,000,000 on May 24, 2007 and $2,000,000 on March 11, 2008.

The Company uses federal funds purchased for short-term borrowing needs. Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.

Information related to borrowings is as follows:

	Year Ended December 31,
	2006	2005

Maximum outstanding during the year
FHLB advances	$ 4,000,000	$ 4,000,000
Federal funds purchased	6,476,000	1,985,000
Balance outstanding at end of year
FHLB advances	4,000,000	4,000,000
Federal funds purchased	-	-
Average amount outstanding during the year
FHLB advances	4,000,000	4,000,000
Federal funds purchased	196,633	46,408
Average interest rate during the year
FHLB advances	3.15%	4.22%
Federal funds purchased	5.67%	3.49%
Average interest rate at end of year
FHLB advances	4.86%	4.36%
Federal funds purchased	-	-

Note 9.	Income taxes

The following summarizes the tax effects of temporary differences which compose net deferred tax assets and liabilities at December 31, 2006, 2005 and 2004:

	2006	2005	2004
Deferred tax assets
Allowance for loan losses	$ 815,466	$ 582,280	$ 425,588
Unrealized loss on available-for-sale securities	10,864	14,811	16,381
Pension expense	75,112	-	-
Goodwill	3,864	2,055	10,184

Total deferred tax assets	905,306	599,146	452,153

Deferred tax liabilities
Depreciation	216,605	213,233	68,981
Unrealized gain on available-for-sale securities	-	-	-
Goodwill	-	-	-
Other, net	9,831	7,610	5,548

Total deferred tax liabilities	226,435	220,843	74,529

Net deferred tax asset	$ 678,871	$ 378,303	$ 377,624

The income tax expense (benefit) charged to operations for the years ended December 31, 2006, 2005 and 2004 consists of the following:

	2006	2005	2004

Current tax expense	$ 932,392	$ 613,249	$ 21,934
Deferred tax benefit	(229,402)	(145,224)	(361,243)

Provision (benefit) for income taxes	$ 702,990	$ 468,025	$ (339,309)

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Income before income taxes	$ 2,102,209	$ 1,699,208	$ 522,234

Computed "expected" tax expense	$ 714,751	$ 577,731	$ 177,560
Cash surrender value	(17,764)	(18,788)	-
Nondeductible expenses	14,222	11,245	7,200
Alternative minimum tax	-	-	21,934
Net operating loss carryforward	-	(118,006)	(184,760)
Valuation reserve	-	-	(361,243)
Other	(8,219)	15,843	-

Provision (benefit) for income taxes	$ 702,990	$ 468,025	$ (339,309)

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded a franchise tax expense of $122,000, $120,000 and $116,000 for 2006, 2005 and 2004, respectively.

Note 10.	Lease commitments

Certain premises and equipment are leased under various operating leases. Total rent expense charged to operations was $348,000, $235,000 and $196,000 in 2006, 2005 and 2004, respectively. At December 31, 2006, the minimum total rental commitment under such non-cancelable operating leases was as follows:

2007	$ 403,500
2008	284,600
2009	196,800
2010	183,500
2011	172,600

$ 1,241,000

Note 11.	Commitments and contingencies

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

At December 31, 2006, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk:

Contract
Amount

Undisbursed credit lines	$ 64,034,000
Commitments to extend or originate credit	30,072,000
Standby letter of credit	3,473,000

Total commitments to extend credit	$ 97,579,000

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

In September and October 2002, the Company completed an offering of its common stock through the sale of 817,200 shares at a price of $8.50 per share. Proceeds to the Company from the offering (net of offering expenses of $624,000) were $6,322,000. Attached to each share was a warrant to purchase one share of common stock, at a price of $10.20 per share, at any time through September 27, 2007, unless the warrants are cancelled. The warrants may be cancelled after December 31, 2003 by the Company in whole or in part upon 30 days’ written notice if for 20 or more trading days within any period of 30 consecutive trading days, including the last day of the period, the bid price of the stock exceeds $12.75 per share. The Company also issued 40,860 warrants to the underwriter of the offering. On April 26, 2006, the Company announced that it would be cancelling these warrants effective June 13, 2006 under this provision of the agreement covering the warrants and, on June 13, 2006, the warrants that were not exercised following this announcement were canceled. The cancellation of the common stock warrants resulted in the issuance of 672,638 shares of common stock and the addition of $6,860,908 in capital in the second quarter of 2006.

The Organizational Investors Warrant Plan made available 140,000 warrants for grant to the Company’s initial (organizational) investors for certain risks associated with the establishment of the Bank. The warrants have an exercise price of $10 per share (which approximates the fair value per share of common stock at issuance date) and expire in April 2008. At December 31, 2006, 140,000 warrants had been issued and none had been exercised.

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

Quantitative measures are established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 Capital to average assets (the Leverage ratio). Management believes that as of December 31, 2006, the Bank meets all capital adequacy requirements to which it is subject.

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank meets the criteria to be categorized as a “well capitalized” institution as of December 31, 2006. The “well capitalized” classification permits financial institutions to minimize the cost of FDIC insurance assessments by being charged a lesser rate than those that do not meet this definition.

The Bank’s capital amounts and ratios at December 31, 2006 and 2005 are presented in the table below:

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Total capital (to risk-
weighted assets)
Consolidated	$ 32,686,000	11.75%	$ 22,247,000	8.00%	$ 27,809,000	10.00%
Village Bank	30,624,000	11.12%	22,026,000	8.00%	27,532,000	10.00%

Tier 1 capital (to risk-
weighted assets)
Consolidated	30,133,000	10.84%	11,124,000	4.00%	16,685,000	6.00%
Village Bank	28,071,000	10.20%	11,013,000	4.00%	16,519,000	6.00%

Leverage ratio (Tier 1
capital to average
assets)
Consolidated	30,133,000	10.58%	11,268,000	4.00%	14,086,000	5.00%
Village Bank	28,071,000	9.96%	11,268,000	4.00%	14,086,000	5.00%

December 31, 2005
Total capital (to risk-
weighted assets)
Consolidated	$ 23,437,000	12.23%	$ 15,313,000	8.00%	$ 19,141,000	10.00%
Village Bank	22,261,000	11.64%	15,301,000	8.00%	19,126,000	10.00%

Tier 1 capital (to risk-
weighted assets)
Consolidated	21,506,000	11.22%	7,657,000	4.00%	11,485,000	6.00%
Village Bank	20,330,000	10.63%	7,650,000	4.00%	11,475,000	6.00%

Leverage ratio (Tier 1
capital to average
assets)
Consolidated	21,506,000	10.03%	8,574,000	4.00%	10,717,000	5.00%
Village Bank	20,330,000	9.48%	8,574,000	4.00%	10,717,000	5.00%

In addition, banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s regulatory agencies. Such dividends are limited to the lesser of the Bank’s retained earnings or the net income of the previous two years combined with the current year net income.

Note 13.      Stock incentive plan

The following table summarizes options outstanding under the stock incentive plan at the indicated dates:

		Weighted
		Average
		Exercise	Fair Value
	Options	Price	Per Share

Options outstanding January 1, 2004	160,900	$ 8.44	$ 4.38
Granted	37,850	12.16	4.73
Forfeited	(1,340)	9.86	4.77
Exercised	-	-

Options outstanding December 31, 2004	197,410	9.14	4.44
Granted	44,250	12.74	4.58
Forfeited	-	-
Exercised	-	-

Options outstanding December 31, 2005	241,660	9.80	4.47
Granted	16,500	12.50	7.35
Forfeited	(250)	11.77	5.27
Exercised	(6,000)	8.20	3.93

Options outstanding December 31, 2006	251,910	10.22	$ 4.67

Options exercisable December 31, 2006	235,410

Options exercisable December 31, 2005	241,660

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for stock options granted to employees and directors pursuant to the Incentive Plan. Under APB 25, compensation expense was determined based upon the fair value of the awards at the grant date consistent with the method under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and the impact of this expense on net income and earnings per share was disclosed in the notes to financial statements. Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” issued in December 2004, a revision of SFAS 123, and superseding APB 25, and its related implementation guidance. SFAS 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award rather than disclosed in the financial statements. During the year ended December 31, 2006, the Company granted 16,500 stock options to executive officers, the expense of which was not material to the results of operations for the period then ended.

The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the years indicated:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.99%	4.30%	4.00%
Dividend yield	0%	0%	0%
Expected weighted average term	7 years	7 years	7 years
Volatility	50%	25%	25%

The following table summarizes information about stock options outstanding at December 31, 2006:

	Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$7.68 - $9.24	154,060	5.5	$ 8.78	154,060	$ 8.78
$11.20 - $13.00	97,850	8.3	12.47	81,350	12.57

	251,910			235,410

As of December 31, 2006, there was $92,133 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $23,007, $202,834, and $178,866, respectively. There were no stock option forfeitures in 2006.

Note 14.	Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate was 7.51% and 6.64% at December 31, 2006 and 2005, respectively. The securities may be redeemed at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

401K Plan: The Bank provides a qualified 401K plan to all eligible employees which is administered through the Virginia Bankers Association Benefits Corporation. Employees are eligible to participate in the plan after three months of employment. Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction. The Bank provides a matching contribution of $.50 for every $1.00 the participant contributes up to the first 4% of their salary. Participants are fully vested in their own contributions and vest equally over three years of service in the Bank’s matching contributions. Total contributions to the plan for the years ended December 31, 2006, 2005 and 2004 were $76,591, $48,228 and $13,359, respectively.

Supplemental Executive Retirement Plan: The Bank established the Village Bank Supplemental Executive Retirement Plan (the “SERP”) on January 1, 2005 to provide supplemental retirement income to certain executive officers as designated by the Personnel Committee and approved by the Board of Directors. The SERP is an unfunded employee pension plan under the provisions of ERISA. An eligible employee, once designated by the Committee and approved by the Board of Directors in writing to participate in the SERP, becomes a participant in the SERP 60 days following such approval (unless an earlier participation date is approved). There are currently four executive officers who participate in the SERP. The retirement benefit to be received by a participant is determined by the Committee and approved by the Board of Directors and is payable in equal monthly installments over a 15 year period, commencing on the first day of the month following a participant’s retirement or termination of employment, provided the participant has been employed by the Bank for a minimum of 10 years (6 years in the case of one participant). The Personnel Committee, in its sole discretion, may choose to treat a participant who has experienced a termination of employment on or after attaining age 65 but prior to completing his service requirement as having completed his service requirement. The costs associated with this plan are offset by earnings attributable to the Bank’s purchase of Bank Owned Life Insurance (“BOLI”) on the lives of the participants. At December 31, 2006 and 2005, the Bank’s liability under the SERP was $49,925 and $19,662, respectively, and expense for the years ended December 31, 2006 and 2005 was to $29,870 and $19,662, respectively. The increase in cash surrender value of the BOLI related to the participants was $35,909 and $32,340 for the years ended December 31, 2006 and 2005, respectively.

Directors’ Deferral Plan: The Bank established the Village Bank Outside Directors Deferral Plan (the “Directors Deferral Plan”) on January 1, 2005 under which non-employee Directors of Village Bank have the opportunity to defer receipt of all or a portion of certain compensation until retirement or departure from the Board of Directors. Deferral of compensation under the Directors Deferral Plan is voluntary by non-employee Directors and to participate in the plan a director must file a deferral election as provided in the plan. A Director shall become an active participant with respect to a plan year (as defined in the plan) only if he is expected to have compensation during the plan year and he timely files a deferral election. A separate account is established for each participant in the plan and each account shall, in addition to compensation deferred at the election of the participant, be credited with interest on the balance of the account, the rate of such interest to be established by the Board of Directors in its sole discretion at the beginning of each plan year. The costs associated with this plan are partially offset by earnings attributable to the Bank’s purchase of Bank Owned Life Insurance (“BOLI”) on the lives of the participants. At December 31, 2006 and 2005, the Bank’s liability under the Directors Deferral Plan was $106,361 and $57,268, respectively, and expense for the years ended December 31, 2006 and 2005 was $106,306 and $57,268, respectively. The increase in cash surrender value of the BOLI related to the participants was $16,553 and $18,054 for the years ended December 31, 2006 and 2005, respectively.

Note 16.      Fair values of financial instruments

The estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash and cash equivalents	$ 17,198,503	$ 17,198,503	$ 25,828,554	$ 25,828,554
Investment securities available for sale	12,787,644	12,787,644	2,981,903	2,981,903
Loans held for sale	3,149,178	3,149,178	2,860,440	2,860,440
Loans	238,498,418	239,615,657	170,447,273	167,454,882
Accrued interest receivable	2,301,264	2,301,264	936,589	936,589

Financial liabilities
Deposits	253,309,881	252,984,711	186,752,807	186,519,135
FHLB borrowings	4,000,000	3,984,868	4,000,000	3,960,689
Trust preferred securities	5,155,000	5,155,000	5,155,000	5,155,000
Other borrowings	704,265	704,265	486,810	486,810
Accrued interest payable	429,986	429,986	221,324	221,324

Off-balance-sheet instruments
Undisbursed credit lines		64,034,000		52,644,000
Commitments to extend or originate
credit		30,072,000		28,371,000
Standby letters of credit		3,473,000		4,476,000

Note 17.      Parent corporation only financial statements

Balance Sheet December 31, 2006 and 2005

	2006	2005
Assets
Cash and due from banks	$ 62,918	$ 915,758
Investment in subsidiaries	28,581,878	20,975,848
Investment in special purpose subsidiary	155,000	155,000
Prepaid expenses and other assets	2,670,880	385,438

	$ 31,470,676	$ 22,432,044

Liabilities and Stockholders' Equity
Liabilities
Long-term debt - trust preferred securities	$ 5,155,000	$ 5,155,000
Payable to subsidiary	435,590	112,767
Other liabilities	235,971	12,384
Total liabilities	5,826,561	5,280,151

Stockholders' equity
Preferred stock	-	-
Common stock	10,248,352	7,418,472
Additional paid-in capital	13,588,888	9,191,567
Accumulated other comprehensive
income (loss)	(177,759)	(43,562)
Retained earnings	1,984,634	585,416
Total stockholders' equity	25,644,115	17,151,893

	$ 31,470,676	$ 22,432,044

Statements of Income Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Expenses
Interest	$ 368,478	$ 239,133	$ -
Advertising and marketing	152	-	196
Supplies	44,400	56,352	22,200
Legal	64,741	6,186	24,388
Other outside services	-	8,726	4,992
Total expenses	477,771	310,397	51,776

Net loss before undistributed equity
in subsidiary	(477,771)	(310,397)	(51,776)

Undistributed equity in subsidiary	1,717,220	1,456,088	574,010

Net income before income taxes	1,239,449	1,145,691	522,234
Income taxes (benefit)	(159,769)	(85,492)	(339,309)

	$ 1,399,218	$ 1,231,183	$ 861,543

Statement of Cash Flows Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash Flows from Operating Activities
Net income	$ 1,399,218	$ 1,231,183	$ 861,543
Adjustments to reconcile net income to net cash
provided by operating activities
Undistributed earnings of subsidiary	(1,717,220)	(1,456,088)	(913,319)
Increase in other assets	(2,285,442)	(447,898)	(92,539)
Increase in other liabilities	546,410	125,151	-
Net cash provided by operations	(2,057,034)	(547,652)	(144,315)

Cash Flows from Investing Activities
Capital contribution to subsidiary	(6,000,000)	(5,000,000)	-
Net cash used in operations	(6,000,000)	(5,000,000)	-

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	-	5,155,000	-
Proceeds from issuance of common stock	7,204,194	947,315	505,410
Net cash provided by operations	7,204,194	6,102,315	505,410

Net increase in cash	(852,840)	554,663	361,095
Cash, beginning of period	915,758	361,095	-

Cash, end of period	$ 62,918	$ 915,758	$ 361,095

Note 18.	Selected quarterly financial data (unaudited)

Condensed quarterly financial data is shown as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
Interest income	$ 3,942,375	$ 4,395,821	$ 5,213,505	$ 5,467,410
Interest expense	1,720,851	1,879,155	2,479,324	2,707,270
Net interest income before
provision for loan losses	2,221,524	2,516,666	2,734,181	2,760,140
Provision for loan losses	217,400	145,761	118,343	314,502
Gain on sale of loans	333,611	424,565	372,855	388,411
Fees and other noninterest
income	243,941	210,478	230,225	278,707
Noninterest expenses	2,153,490	2,488,698	2,500,630	2,674,272
Income tax expense	145,583	175,865	244,218	137,324
Net income	282,603	341,385	474,070	301,160
Earnings per share
Basic	$ 0.15	$ 0.16	$ 0.19	$ 0.12
Diluted	$ 0.13	$ 0.16	$ 0.18	$ 0.11

2005
Interest income	$ 2,451,364	$ 2,691,710	$ 3,005,921	$ 3,776,138
Interest expense	921,812	1,095,443	1,301,160	1,558,961
Net interest income before
provision for loan losses	1,529,552	1,596,267	1,704,761	2,217,177
Provision for loan losses	90,533	37,071	155,374	177,883
Gain on sale of loans	282,725	541,281	621,773	521,075
Fees and other noninterest
income	214,756	197,474	292,163	219,069
Noninterest expenses	1,528,888	1,789,762	2,070,643	2,388,711
Income tax expense	138,650	172,722	133,511	23,142
Net income	268,962	335,467	259,169	367,585
Earnings per share
Basic	$ 0.15	$ 0.19	$ 0.14	$ 0.20
Diluted	$ 0.14	$ 0.17	$ 0.13	$ 0.18