Form 10QSB
period 2007-03-31
Village Bank & Trust Financial Corp.
filed 2007-05-15
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

2,562,088 shares of common stock, $4.00 par value, outstanding as of April 30, 2007.

Village Bank and Trust Financial Corp.

Form 10-QSB

TABLE OF CONTENTS

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2007 (unaudited) and December 31, 2006	3

Consolidated Statements of Income
For the Three Months Ended
March 31, 2007 and 2006 (unaudited)	4

Consolidated Statements of Stockholders’ Equity
For the Three Months Ended
March 31, 2007 and 2006 (unaudited)	5

Consolidated Statements of Cash Flows
For the Three Months Ended
March 31, 2007 and 2006 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	10

Item 3. Controls and Procedures	25

Part II – Other Information

Item 1. Legal Proceedings	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	26

Item 6. Exhibits	26

Signatures	27

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
March 31, 2007 (Unaudited) and December 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and due from banks	$ 5,246,352	$ 5,702,401
Federal funds sold	5,210,829	11,496,102
Investment securities available for sale	23,171,854	12,787,644
Loans held for sale	3,379,231	3,149,178
Loans
Outstandings	259,119,176	241,389,621
Allowance for loan losses	(2,717,661)	(2,552,607)
Deferred fees	(341,484)	(338,596)
	256,060,031	238,498,418
Premises and equipment, net	11,882,367	11,676,854
Accrued interest receivable	2,281,379	2,301,264
Goodwill	689,108	689,108
Other assets	6,581,509	4,916,791

	$ 314,502,660	$ 291,217,760

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$ 20,500,801	$ 22,381,251
Interest checking	10,814,038	9,414,544
Money market	20,870,126	17,941,940
Savings	3,929,610	4,106,949
Time deposits of $100,000 and over	69,065,666	61,883,307
Other time deposits	150,985,417	137,581,890
	276,165,658	253,309,881
FHLB advances	4,000,000	4,000,000
Long-term debt - trust preferred securities	5,155,000	5,155,000
Other borrowings	489,986	704,265
Accrued interest payable	463,644	429,986
Other liabilities	2,219,595	1,974,513
Total liabilities	288,493,883	265,573,645

Stockholders' equity
Preferred stock, $1 par value - 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $4 par value - 10,000,000 shares authorized;
2,562,088 shares issued and outstanding at March 31, 2007,
2,562,088 shares issued and outstanding at December 31, 2006	10,248,352	10,248,352
Additional paid-in capital	13,588,888	13,588,888
Accumulated other comprehensive income (loss)	(172,446)	(177,759)
Retained earnings	2,343,983	1,984,634
Total stockholders' equity	26,008,777	25,644,115

	$ 314,502,660	$ 291,217,760

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months
	Ended March 31,
	2007	2006
Interest income
Loans	$ 5,317,081	$ 3,740,537
Investment securities	203,596	35,531
Federal funds sold	123,804	166,307
Total interest income	5,644,481	3,942,375

Interest expense
Deposits	2,787,892	1,590,517
Borrowed funds	130,063	130,334
Total interest expense	2,917,955	1,720,851

Net interest income	2,726,526	2,221,524
Provision for loan losses	208,342	217,400
Net interest income after provision
for loan losses	2,518,184	2,004,124

Noninterest income
Service charges and fees	169,061	123,250
Gain on sale of loans	383,789	333,611
Other	112,058	120,691
Total noninterest income	664,908	577,552

Noninterest expense
Salaries and benefits	1,565,483	1,231,924
Occupancy	198,407	159,669
Equipment	157,428	99,994
Supplies	75,235	71,566
Professional and outside services	273,213	235,006
Advertising and marketing	79,827	63,567
Other operating expense	289,030	291,764
Total noninterest expense	2,638,623	2,153,490

Net income before income taxes	544,469	428,186
Provision for income taxes	185,120	145,583

Net income	$ 359,349	$ 282,603

Earnings per share, basic	$ 0.14	$ 0.15
Earnings per share, diluted	$ 0.13	$ 0.13

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp.
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2007 and 2006
(Unaudited)

					Accumulated
	Common Stock		Additional	Retained	Other
	Number of		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (loss)	Total

Balance, December 31, 2006	2,562,088	$10,248,352	$13,588,888	$1,984,634	$ (177,759)	$25,644,115
Issuance of common stock	-	-	-	-	-	-
Net income	-	-	-	359,349	-	359,349
Change in unrealized gain
(loss) on securities
available for sale	-	-	-	-	5,313	5,313
Total comprehensive
income	-	-	-	-	-	364,662

Balance, March 31, 2007	2,562,088	$10,248,352	$13,588,888	$ 2,343,983	$ (172,446)	$26,008,777

Balance, December 31, 2005	1,854,618	$ 7,418,472	$ 9,191,567	$ 585,416	$ (43,562)	$17,151,893
Issuance of common stock	31,232	124,928	187,638	-	-	312,566
Net income	-	-	-	282,603	-	282,603
Change in unrealized gain
(loss) on securities
available for sale	-	-	-	-	(2,403)	(2,403)
Total comprehensive
income	-	-	-	-	-	280,200

Balance, March 31, 2006	1,885,850	$ 7,543,400	$ 9,379,205	$ 868,019	$ (45,965)	$17,744,659

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash Flows from Operating Activities
Net income	$ 359,349	$ 282,603
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	170,947	95,226
Provision for loan losses	208,342	217,400
Gain on loans sold	(383,789)	(333,611)
Proceeds from sale of mortgage loans	17,144,190	14,034,623
Origination of mortgage loans for sale	(16,990,454)	(14,441,425)
Amortization of premiums and accretion of
discounts on securities, net	(24,654)	(5,959)
Increase (decrease) in interest receivable	19,885	(104,704)
Increase in other assets	(1,667,118)	(427,915)
Increase in interest payable	33,658	42,949
Increase (decrease) in other liabilities	245,082	(328,091)
Net cash used in operating activities	(884,563)	(968,904)

Cash Flows from Investing Activities
Purchases of available for sale securities	(10,967,860)	(597,889)
Maturities and calls of available for sale securities	616,018	629,435
Net increase in loans	(17,769,955)	(18,929,458)
Purchases of premises and equipment	(376,459)	(134,049)
Net cash used in investing activities	(28,498,257)	(19,031,961)

Cash Flows from Financing Activities
Issuance of common stock	-	312,566
Net increase in deposits	22,855,777	506,107
Net increase (decrease) in other borrowings	(214,279)	2,363,160
Net cash provided by financing activities	22,641,498	3,181,833

Net decrease in cash and cash equivalents	(6,741,322)	(16,819,032)
Cash and cash equivalents, beginning of period	17,198,503	25,828,554

Cash and cash equivalents, end of period	$ 10,457,181	$ 9,009,522

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2007 is not necessarily indicative of the results to be expected for the full year ending December 31, 2007. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

Note 3 - Earnings per common share

Basic earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. For the three month periods ended March 31, 2007 and 2006, the weighted-average number of common shares totaled 2,562,088 and 1,870,208, respectively. Diluted earnings per share reflects the potential dilution of securities that could share in the net income of the Company. Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. For the three month periods ended March 31, 2007 and 2006, the weighted-average number of common shares on a fully diluted basis totaled 2,688,872 and 2,133,281, respectively. There were no options to acquire common stock that were anti-dilutive for the three month period ended March 31, 2007 and 2006.

Note 4 – Stock warrant and incentive plans

On March 21, 2000, the Company approved the Organizational Investors Warrant Plan which made available 140,000 warrants for grant to the Company’s initial (organizational) investors for certain risks associated with the establishment of the Bank. The warrants have an exercise price of $10 per share (which approximated the fair value per share of common stock at issuance date) and expire in April 2008. At March 31, 2007, 140,000 warrants had been issued and none had been exercised.

Also on March 21, 2000, the Company established the Incentive Plan, a stock incentive plan, which authorizes the issuance of up to 455,000 shares of common stock (increased from 255,000 shares by amendment to the Incentive Plan approved by the Company’s shareholders at its 2006 annual meeting on May 23, 2006) to assist the Company in recruiting and retaining key personnel.

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for stock based compensation granted to employees and directors pursuant to the stock incentive plan. Under APB 25, compensation expense was determined based upon the fair value of the awards at the grant date consistent with the method under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and the impact of this expense on net income and earnings per share was disclosed in the notes to financial statements. Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” issued in December 2004, a revision of SFAS 123, and superseding APB 25, and its related implementation guidance. SFAS 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award rather than disclosed in the financial statements.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Three Months Ended March 31,
	2007			2006
		Weighted			Weighted
		Average			Average
		Exercise	Fair Value		Exercise	Fair Value
	Options	Price	Per Share	Options	Price	Per Share

Options outstanding at
beginning of period	251,910	$ 10.22	$ 4.67	241,660	$ 9.14	$ 4.47
Granted	-	-		-	-
Forfeited	-	-		-	-
Exercised	-	-		(3,000)	8.20	4.33

Options outstanding at end of period	251,910	$ 10.22	$ 4.67	238,660	$ 9.25	$ 4.47

Options exercisable at end of period	235,410			238,660

During the first quarter of 2007, we granted to certain officers 5,725 restricted shares of common stock and 5,725 performance shares of common stock with a weighted average fair market value of $15.95 at the date of grant. The restricted stock awards have three-year graded vesting, and the performance shares cliff vest at the end of the three years. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of non-vested restricted stock and performance share awards was 11,092 at March 31, 2007.

Stock-based compensation expense was not material to the results of operations for the three months ended March 31, 2007 and 2006, respectively. Unamortized stock-based compensation as of March 31, 2007 was $82,669 for stock options and $176,921 for restricted stock and performance shares.

Note 5 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2007 was 7.49%. The securities may be redeemed at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Net interest income is our primary source of earnings and represents the difference between interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. The level of net interest income is affected primarily by variations in the volume and mix of those assets and liabilities, as well as changes in interest rates when compared to previous periods of operation. In addition, revenues are generated from fees charged on deposit accounts and gains from sale of mortgage loans to third-party investors.

Our total assets increased to $314,503,000 at March 31, 2007 from $291,218,000 at December 31, 2006, an increase of $23,285,000, or 8%. The increase in assets resulted primarily from increases in net loans of $17,562,000, liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) of $3,643,000, and other assets of $1,665,000. These increases in assets were funded by an increase in deposits of $22,856,000.

The following presents management’s discussion and analysis of the financial condition of the Company at March 31, 2007 and December 31, 2006, and results of operations for the Company for the three month periods ended March 31, 2007 and 2006. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission as well as the first quarter 2007 financial statements and notes thereto appearing elsewhere in this report.

Results of operations

Net income totaled $359,000, or $0.13 per share on a fully diluted basis, in the first quarter of 2007 compared to net income of $283,000, or $0.13 per share on a fully diluted basis, in the first quarter of 2006. This represents an increase in net income of $76,000, or 27%.

The Company’s primary source of income, net interest income, increased by $505,000, or 23%, from $2,221,000 in the first quarter of 2006 to $2,726,000 in the first quarter of 2007. Noninterest income increased by $87,000, or 15%, from $578,000 in the first quarter of 2006 to $665,000 in the first quarter of 2007. Noninterest expense increased by $486,000, or 23%, from $2,153,000 in the first quarter of 2006 to $2,639,000 in the first quarter of 2007. These increases in the components of our earnings are attributable to the growth and expansion of the Bank. This growth is demonstrated in the following schedule (dollars in thousands):

	March 31,		Increase
	2007	2006	Amount	Percent

Total assets
At period end	$ 314,503	$ 218,152	$ 96,351	44%
Average for the quarter	298,570	218,659	79,911	37%

Loans, net of deferred fees
At period end	258,778	191,308	67,470	35%
Average for the quarter	250,540	182,099	68,441	38%

Deposits
At period end	276,166	187,259	88,907	47%
Average for the quarter	261,463	172,522	88,941	52%

Number of offices	9	7	2	29%

While we believe that the Company will continue to grow, we do not anticipate growth rates reflected in the above schedule to be the same in the future, as increasing interest rates and the decline in real estate development are expected to slow down loan growth.

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

Net interest income for the three months ended March 31, 2007 and 2006 was $2,726,000 and $2,221,000, respectively. This increase of $505,000, or 23%, occurred despite a 46 basis point decline in our net interest margin. The increase in net interest income resulted from the significant growth in our loan portfolio. Loans net of deferred fees increased by $67,470,000, or 35%, from $191,308,000 at March 31, 2006 to $258,778,000 at March 31, 2007. Loans net of deferred fees averaged $250,540,000 in the first quarter of 2007 as compared to $182,099,000 in the first quarter of 2006, an increase of $68,441,000, or 38%. Our net interest margin (net interest margin is calculated by dividing net interest income by average earning assets) for the three months ended March 31, 2007 was 4.01% compared to 4.47% for the first three months of 2006. The declining net interest margin is a result of increasing cost of funds as rates on liabilities reprice upwards. While we believe that our net interest margin will not decline significantly during the remainder of 2007 as interest rates have stabilized, we can provide no assurance that it will not.

Average interest-earning assets for the first three months of 2007 increased by $74,409,000, or 37%, compared to the first three months of 2006. The increase in interest-earning assets was due primarily to the growth of our loan portfolio. The average yield on interest-earning assets increased to 8.29% for the first three months of 2007 compared to 7.93% for the first three months of 2006. The increase in the average yields from 2006 to 2007 was due primarily to an improvement in the yield on loans.

Our average interest-bearing liabilities increased by $67,193,000, or 37%, for the first three months of 2007 compared to the first three months of 2006. The growth in interest-bearing liabilities was primarily due to growth in deposits. The average cost of interest-bearing liabilities increased to 4.75% for the first three months of 2007 from 3.84% for the first three months of 2006. The principal reason for the increase in liability costs was increasing interest rates as liabilities reprice. The increasing interest rates were a result of increases in short term interest rates by the Federal Reserve. See our discussion of interest rate sensitivity below for more information.

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

Average Balance Sheets
(In thousands)

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$ 250,540	$ 5,285	8.55%	$ 182,099	$ 3,716	8.28%
Investment securities	14,099	204	5.87%	2,987	36	4.82%
Loans held for sale	2,025	32	6.41%	1,501	24	6.53%
Federal funds and other	9,429	124	5.33%	15,097	166	4.47%
Total interest earning assets	276,093	5,645	8.29%	201,684	3,942	7.93%
Allowance for loan losses	(2,605)			(2,000)
Cash and due from banks	5,069			5,912
Premises and equipment, net	11,845			7,354
Other assets	8,168			5,709
Total assets	$ 298,570			$ 218,659

Interest bearing deposits
Interest checking	$ 9,815	$ 22	0.91%	$ 6,611	$ 9	0.58%
Money market	19,846	157	3.21%	34,675	323	3.78%
Savings	4,110	12	1.14%	4,245	12	1.13%
Certificates	205,832	2,597	5.12%	126,991	1,246	3.98%
Total deposits	239,603	2,788	4.72%	172,522	1,590	3.74%
Borrowings	9,559	130	5.52%	9,447	130	5.60%
Total interest bearing liabilities	249,162	2,918	4.75%	181,969	1,720	3.84%
Noninterest bearing deposits	21,860			18,008
Other liabilities	1,550			1,061
Total liabilities	272,572			201,038
Equity capital	25,998			17,621
Total liabilities and capital	$ 298,570			$ 218,659

Net interest income before
provision for loan losses		$ 2,727			$ 2,222

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.54%			4.09%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			4.01%			4.47%

Provision for loan losses

The provision for loan losses for the three months ended March 31, 2007 was $208,000, compared to $217,000 for the three months ended March 31, 2006. The 4% decrease from 2006 to 2007 was due to a lower loan volume in 2007 as compared to 2006. Loans net of deferred fees increased by $17,727,000 in the first three months of 2007 compared to an increase of $18,929,000 in the first three months of 2006. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. See our discussion of the allowance for loan losses under Allowance for loan losses and Critical accounting policies below.

Noninterest income

Noninterest income increased from $578,000 for the first three months of 2006 to $665,000 for the first three months of 2007, an $87,000, or 15%, increase. This increase was attributable to an increase in loan originations in the mortgage company and increased service charges and fees resulting from a larger deposit base. Gains on loan sales increased from $334,000 for the first three months of 2006 to $384,000 for the first three months of 2007, a $50,000, or 15% increase. Service charges and fees increased by $46,000, or 37%, from $123,000 for the first three months of 2006 to $169,000 for the first three months of 2007. If the housing market continues to slow down, it will have a negative effect on our noninterest income as a significant amount of noninterest income is derived from gain on sale and fees from mortgage lending.

Noninterest expense

Noninterest expense for the three months ended March 31, 2007 totaled $2,639,000, an increase of $486,000, or 23%, from $2,153,000 for the three months ended March 31, 2006. Salaries and benefits represented the largest increase, increasing by $334,000, or 27%, from $1,232,000 for the first three months of 2006 to $1,565,000 for the first three months of 2007. This increase and other increases in noninterest expense were primarily attributable to the growth of the Company both in personnel and in new branches.

Income taxes

The provision for income taxes of $185,120 for the three months ended March 31, 2007 is based upon the results of operations. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. We determined that a valuation allowance was not required for deferred tax assets as of March 31, 2007. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded a franchise tax expense of $53,000 and $30,000 for the three months ended March 31, 2007 and 2006, respectively.

Loan portfolio

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	March 31, 2007		December 31, 2006
	Amount	%	Amount	%

Commercial	$ 18,469	7.1%	$ 17,889	7.4%
Real estate - residential	39,232	15.1%	36,408	15.1%
Real estate - commercial	108,416	41.8%	100,039	41.4%
Real estate - construction	86,359	33.3%	80,324	33.3%
Consumer	6,643	2.6%	6,730	2.8%

Total loans	259,119	100.0%	241,390	100.0%
Less: unearned income, net	(341)		(339)
Less: Allowance for loan losses	(2,718)		(2,553)

Total loans, net	$ 256,060		$ 238,498

Allowance for loan losses

The allowance for loan losses at March 31, 2007 was $2,718,000, compared to $2,553,000 at December 31, 2006. The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at March 31, 2007 and December 31, 2006 was 1.05% and 1.06%, respectively. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Three Months Ended
	March 31,
	2007	2006

Beginning balance	$ 2,553	$ 1,931
Provision for loan losses	208	217
Charge-offs - comercial	(43)	-
Recoveries	-	-

Ending balance	$ 2,718	$ 2,148

Loans outstanding at end of period (1)	$ 258,778	$ 191,308
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of period	1.05%	1.12%

Average loans outstanding for the period (1)	$ 250,540	$ 182,099
Ratio of net charge-offs to average loans
outstanding for the period	0.02%	N/A

Investment portfolio

At March 31, 2007 and December 31, 2006, all of our securities were classified as available-for-sale. The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
( in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
March 31, 2007
US Government Agencies
Within one year	$ 11,000	$ 10,985	$ (7)	$ 10,978	5.13%
One to five years	360	360	(6)	354	4.65%
More than five years	11,789	11,789	(15)	11,774	5.83%
Total	23,149	23,134	(28)	23,106	5.48%

Mortgage-backed securities
More than five years	66	66	-	66	3.60%

Other investments
More than five years	-	-	-	-

Total investment securities	$ 23,215	$ 23,200	$ (28)	$ 23,172	5.47%

December 31, 2006
US Government Agencies
Within one year	$ 605	$ 597	$ -	$ 597	5.22%
One to five years	360	360	(9)	351	4.65%
More than five years	11,789	11,789	(27)	11,762	5.83%
Total	12,754	12,746	(36)	12,710	5.77%

Mortgage-backed securities
More than five years	77	77	-	77	3.57%

Other investments
More than five years	-	-	-	-

Total investment securities	$ 12,831	$ 12,823	$ (36)	$ 12,787	5.75%

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

Goodwill of $689,000 at March 31, 2007 was related to the Bank’s acquisition of Village Bank Mortgage in 2003. There was no impairment of goodwill at March 31, 2007.

Deposits

Total deposits increased by $22,856,000, or 9%, during the first three months of 2007 as compared to an increase of $506,000, or less than 1%, during the first three months of 2006. The increase in deposits in 2007 resulted primarily from an increase in certificates of deposit of $20,586,000. The increase in certificates of deposit was due primarily to efforts to increase liquidity to fund the large increase in loans discussed previously.

The mix of our deposits continues to be weighted toward time deposits, which represent 80% of our total deposits at March 31, 2007 as compared to 79% at December 31, 2006. As our branch network increases and becomes more convenient to a larger segment of our targeted customer base, we believe that a move to a higher percentage of our deposits in checking accounts will occur. Additionally, we are emphasizing checking account deposit growth at our existing branches by providing incentives to branch personnel for reaching new checking account growth goals.

The average cost of interest-bearing deposits for the three months ended March 31, 2007 and 2006 was 4.72% and 3.74%, respectively. This increase in our average cost of interest-bearing deposits has mirrored the overall increase in interest rates resulting from the actions by the Federal Reserve to increase short-term interest rates. We expect this increase in our cost of deposits to increase if the Federal Reserve continues to increase short-term interest rates.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $4,000,000 at March 31, 2007 and December 31, 2006. The FHLB advances are secured by the pledge of first mortgage loans and the pledge of our FHLB stock.

Capital resources

Stockholders’ equity at March 31, 2007 was $26,009,000, compared to $25,644,000 at December 31, 2006. The $365,000 increase in equity during the first three months of 2007 was primarily due to net income of $359,000. Stockholders’ equity at March 31, 2006 was $17,745,000 compared to $17,152,000 at December 31, 2005. The $593,000 increase in equity during the first three months of 2006 was due to proceeds from the issuance of common stock of $313,000 from the exercise of options and warrants and net income of $283,000.

During the first quarter of 2005, the Company issued $5.2 million in Trust Preferred Capital Notes. The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands)

	March 31,	December 31,
	2007	2006

Tier 1 capital
Common stock	$ 10,248	$ 10,248
Additional paid-in capital	13,589	13,589
Retained earnings	2,344	1,985
Qualifying trust preferred securities	5,000	5,000
Total equity	31,181	30,822
Less: goodwill	(689)	(689)
Total Tier 1 capital	30,492	30,133

Tier 2 capital
Allowance for loan losses	2,718	2,553
Total Tier 2 capital	2,718	2,553

Total risk-based capital	33,210	32,686

Risk-weighted assets	$ 297,026	$ 275,323

Capital ratios
Tier 1 capital to risk-weighted assets	10.3%	10.9%
Total capital to risk-weighted assets	11.2%	11.9%
Leverage ratio (Tier 1 capital to
average assets)	10.2%	10.6%
Equity to total assets	8.3%	8.8%

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At March 31, 2007, cash, cash equivalents and investment securities available for sale totaled $33,629,000, or 10.7% of total assets, which we believe is adequate to meet short-term liquidity needs.

At March 31, 2007, we had commitments to originate $77,189,000 of loans. Fixed commitments to incur capital expenditures were less than $25,000 at March 31, 2007. Time deposits scheduled to mature in the 12-month period ending March 31, 2008 totaled $143,738,000 at March 31, 2007. Based on past experience, we believe that a significant portion of such deposits will remain with us. We further believe that loan repayments and other sources of funds such as deposit growth will be adequate to meet our foreseeable short- and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at March 31, 2007. The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Interest Rate Sensitivity GAP Analysis
March 31, 2007
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 2,355	$ 2,378	$ 8,044	$ 8,005	$ 40,469	$ 61,251
Variable rate	136,661	7,395	5,424	13,930	34,458	197,868
Investment securities	10,978	-	-	-	12,194	23,172
Loans held for sale	3,379	-	-	-	-	3,379
Federal funds sold	5,211	-	-	-	-	5,211

Total rate sensitive assets	158,584	9,773	13,468	21,935	87,121	290,881
Cumulative rate sensitive assets	158,584	168,357	181,825	203,760	290,881

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	10,814	-	10,814
Money market accounts	20,870	-	-	-	-	20,870
Savings (2)	-	-	-	3,930	-	3,930
Certificates of deposit	51,353	43,173	49,212	60,059	16,254	220,051
FHLB advances	-	-	-	4,000	-	4,000
Trust Preferred Securities	-	-	-	-	5,155	5,155
Other borrowings	490	-	-	-	-	490

Total rate sensitive liabilities	72,713	43,173	49,212	78,803	21,409	265,310
Cumulative rate sensitive liabilities	72,713	115,886	165,098	243,901	265,310

Rate sensitivity gap for period	$85,871	$(33,400)	$(35,744)	$(56,868)	$ 65,712	$ 25,571
Cumulative rate sensitivity gap	$85,871	$ 52,471	$ 16,727	$(40,141)	$ 25,571

Ratio of cumulative gap to total assets	27.3%	16.7%	5.3%	(12.8)%	8.1%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	218.1%	145.3%	110.1%	83.5%	109.6%
Ratio of cumulative gap to cumulative
rate sensitive assets	54.1%	31.2%	9.2%	(19.7)%	8.8%

(1) Includes nonaccrual loans of approximately $3,382,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At March 31, 2007, our assets that reprice within one year exceeded liabilities that reprice within one year by $16,727,000 and therefore we were in an asset positive position. An asset positive position, or positive gap, can adversely affect earnings in periods of falling interest rates, but can improve earnings in periods of rising interest rates. This positive position is due primarily to our adjustable rate loan portfolio.

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

Presented below is a discussion of those accounting policies that management believes are the most important accounting policies to the portrayal and understanding of our financial condition and results of operations. These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

ITEM 3 – CONTROLS AND PROCEDURES

Based upon an evaluation as of March 31, 2007 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act are made known to them in a timely fashion.

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

VILLAGE BANK AND TRUST FINANCIAL CORP.
(Registrant)

Date: May 11, 2007	By: /s/ Thomas W. Winfree
Thomas W. Winfree
President and
Chief Executive Officer

Date: May 11, 2007	By: /s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibit

Number	Document

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350