Form 10QSB
period 2007-06-30
Village Bank & Trust Financial Corp.
filed 2007-08-14
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

804-897-3900
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

2,573,485 shares of common stock, $4.00 par value, outstanding as of July 23, 2007.

Village Bank and Trust Financial Corp.

Form 10-QSB

TABLE OF CONTENTS

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
June 30, 2007 (unaudited) and December 31, 2006	3

Consolidated Statements of Income
For the Three and Six Months Ended
June 30, 2007 and 2006 (unaudited)	4

Consolidated Statements of Stockholders’ Equity
For the Six Months Ended
June 30, 2007 and 2006 (unaudited)	5

Consolidated Statements of Cash Flows
For the Six Months Ended
June 30, 2007 and 2006 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	10

Item 3. Controls and Procedures	26

Part II – Other Information

Item 1. Legal Proceedings	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	28

Item 6. Exhibits	28

Signatures	29

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
June 30, 2007 (Unaudited) and December 31, 2006

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and due from banks	$ 4,689,789	$ 5,702,401
Federal funds sold	1,092,395	11,496,102
Investment securities available for sale	13,107,308	12,787,644
Loans held for sale	2,712,782	3,149,178
Loans
Outstandings	289,225,171	241,389,621
Allowance for loan losses	(3,030,339)	(2,552,607)
Deferred fees	(420,376)	(338,596)
	285,774,456	238,498,418
Premises and equipment, net	13,810,637	11,676,854
Accrued interest receivable	2,516,264	2,301,264
Goodwill	689,108	689,108
Other assets	6,727,525	4,916,791

	$ 331,120,264	$ 291,217,760

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$ 23,162,771	$ 22,381,251
Interest checking	10,259,145	9,414,544
Money market	22,091,145	17,941,940
Savings	3,292,067	4,106,949
Time deposits of $100,000 and over	71,585,152	61,883,307
Other time deposits	155,285,159	137,581,890
	285,675,439	253,309,881
FHLB advances	12,000,000	4,000,000
Long-term debt - trust preferred securities	5,155,000	5,155,000
Other borrowings	690,348	704,265
Accrued interest payable	443,260	429,986
Other liabilities	906,422	1,974,513
Total liabilities	304,870,469	265,573,645

Stockholders' equity
Preferred stock, $1 par value - 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $4 par value - 10,000,000 shares authorized;
2,568,485 shares issued and outstanding at June 30, 2007,
2,562,088 shares issued and outstanding at December 31, 2006	10,273,940	10,248,352
Additional paid-in capital	13,659,780	13,588,888
Accumulated other comprehensive income (loss)	(205,531)	(177,759)
Retained earnings	2,521,606	1,984,634
Total stockholders' equity	26,249,795	25,644,115

	$ 331,120,264	$ 291,217,760

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Interest income
Loans	$ 5,934,721	$ 4,266,706	$ 11,251,802	$ 8,007,243
Investment securities	203,944	40,341	407,540	75,872
Federal funds sold	63,577	88,774	187,381	255,081
Total interest income	6,202,242	4,395,821	11,846,723	8,338,196

Interest expense
Deposits	3,102,019	1,743,766	5,889,911	3,334,283
Borrowed funds	149,872	135,389	279,935	265,723
Total interest expense	3,251,891	1,879,155	6,169,846	3,600,006

Net interest income	2,950,351	2,516,666	5,676,877	4,738,190
Provision for loan losses	359,937	145,761	568,279	363,161
Net interest income after provision
for loan losses	2,590,414	2,370,905	5,108,598	4,375,029

Noninterest income
Service charges and fees	187,578	139,369	356,639	262,619
Gain on sale of loans	388,767	424,565	772,556	758,176
Other	108,412	71,109	220,470	191,800
Total noninterest income	684,757	635,043	1,349,665	1,212,595

Noninterest expense
Salaries and benefits	1,717,284	1,440,562	3,282,767	2,672,486
Occupancy	216,425	154,959	414,832	314,628
Equipment	162,860	118,178	320,288	218,172
Supplies	85,360	81,244	160,595	152,811
Professional and outside services	357,920	280,663	631,133	515,668
Advertising and marketing	87,082	117,896	166,909	181,463
Other operating expense	379,116	295,196	668,146	586,958
Total noninterest expense	3,006,047	2,488,698	5,644,670	4,642,186

Income before income taxes	269,124	517,250	813,593	945,438
Provision for income taxes	91,501	175,865	276,621	321,450

Net income	$ 177,623	$ 341,385	$ 536,972	$ 623,988

Earnings per share, basic	$ 0.07	$ 0.16	$ 0.21	$ 0.31
Earnings per share, diluted	$ 0.07	$ 0.16	$ 0.20	$ 0.30

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp.
Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2007 and 2006

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Total

Balance, December 31, 2006	2,562,088	$ 10,248,352	$ 13,588,888	$1,984,634	$ (177,759)	$ 25,644,115
Issuance of common stock	6,397	25,588	40,446	-	-	66,034
Stock based compensation			30,446			30,446
Net income	-	-	-	536,972	-	536,972
Change in unrealized gain
(loss) on securities
available for sale	-	-	-	-	(27,772)	(27,772)
Total comprehensive
income (loss)	-	-	-	-	-	509,200

Balance, June 30, 2007	2,568,485	$ 10,273,940	$ 13,659,780	$2,521,606	$ (205,531)	$ 26,249,795

Balance, December 31, 2005	1,854,618	$ 7,418,472	$ 9,191,567	$ 585,416	$ (43,562)	$ 17,151,893
Issuance of common stock	707,470	2,829,880	4,374,314	-	-	7,204,194
Net income	-	-	-	623,988	-	623,988
Change in unrealized gain
(loss) on securities
available for sale	-	-	-	-	(30,298)	(30,298)
Total comprehensive
income (loss)	-	-	-	-	-	593,690

Balance, June 30, 2006	2,562,088	$ 10,248,352	$ 13,565,881	$1,209,404	$ (73,860)	$ 24,949,777

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash Flows from Operating Activities
Net income	$ 536,972	$ 623,988
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	346,775	200,509
Provision for loan losses	568,279	363,161
Gain on loans sold	(772,556)	(758,176)
Stock compensation expense	30,446
Loss on securities	-	-
Proceeds from sale of mortgage loans	34,885,872	32,444,802
Origination of mortgage loans for sale	(33,676,920)	(31,782,094)
Amortization of premiums and accretion of
discounts on securities, net	(50,991)	(20,494)
Increase in interest receivable	(215,000)	(713,268)
Increase in other assets	(1,789,591)	(1,640,781)
Increase in interest payable	13,274	75,989
Increase (decrease) in other liabilities	(1,068,091)	(228,539)
Net cash used in operating activities	(1,191,531)	(1,434,903)

Cash Flows from Investing Activities
Purchases of available for sale securities	(11,943,954)	(9,183,855)
Maturities and calls of available for sale securities	11,626,366	1,244,249
Net increase in loans	(47,844,317)	(31,525,619)
Purchases of premises and equipment	(2,480,558)	(369,789)
Net cash used in investing activities	(50,642,463)	(39,835,014)

Cash Flows from Financing Activities
Issuance of common stock	66,034	7,204,194
Net increase in deposits	32,365,558	14,824,594
Federal Home Loan Bank borrowings	8,000,000	-
Net increase (decrease) in other borrowings	(13,917)	625,760
Net cash provided by financing activities	40,417,675	22,654,548

Net decrease in cash and cash equivalents	(11,416,319)	(18,615,369)
Cash and cash equivalents, beginning of period	17,198,503	25,828,554

Cash and cash equivalents, end of period	$ 5,782,184	$ 7,213,185

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2007 is not necessarily indicative of the results to be expected for the full year ending December 31, 2007. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

Note 3 - Earnings per common share

Basic earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. For the three month periods ended June 30, 2007 and 2006, the weighted-average number of common shares totaled 2,565,692 and 2,071,159, respectively. For the six month periods ended June 30, 2007 and 2006, the weighted-average number of common shares totaled 2,563,900 and 1,971,239, respectively. Diluted earnings per share reflects the potential dilution of securities that could share in the net income of the Company. Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. For the three month periods ended June 30, 2007 and 2006, the weighted-average number of common shares on a fully diluted basis totaled 2,713,512 and 2,163,716, respectively. For the six month periods ended June 30, 2007 and 2006, the weighted-average number of common shares on a fully diluted basis totaled 2,701,743 and 2,066,713, respectively. There were no options to acquire common stock that were anti-dilutive for the three and six month periods ended June 30, 2007 and 2006.

Note 4 – Stock warrant and incentive plans

On March 21, 2000, the Company approved the Organizational Investors Warrant Plan which made available 140,000 warrants for grant to the Company’s initial (organizational) investors for certain risks associated with the establishment of the Bank. The warrants have an exercise price of $10 per share (which approximated the fair value per share of common stock at issuance date) and expire in April 2008. At June 30, 2007, 140,000 warrants had been issued and none had been exercised.

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

The aggregate intrinsic value of the options outstanding was $1,003,000 and $737,000 at December 31, 2006 and 2005, respectively, and $1,815,000 and $713,000 at June 30, 2007 and 2006, respectively.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Six Months Ended June 30,
	2007			2006
		Weighted			Weighted
		Average			Average
		Exercise	Fair Value		Exercise	Fair Value
	Options	Price	Per Share	Options	Price	Per Share

Options outstanding at beginning of period	251,910	$ 10.22	$ 4.67	241,660	$ 9.80	$ 4.47
Granted	-	-	-	16,500	12.50	7.35
Forfeited	-	-	-	(250)	11.77	5.29
Exercised	(500)	11.77	5.29	(6,000)	8.20	3.93

Options outstanding at end of period	251,410	$ 10.22	$ 4.67	251,910	$ 10.02	$ 4.67

Options exercisable at end of period	234,910			235,410

During the first quarter of 2007, we granted to certain officers 5,725 restricted shares of common stock and 5,725 performance shares of common stock with a weighted average fair market value of $15.95 at the date of grant. During the second quarter an additional 175 restricted shares of common stock and 175 performance shares of common stock were granted with a weighted average fair market value of $16.75 at the date of grant. These restricted stock awards have three-year graded vesting, and the performance shares cliff vest at the end of the three years. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock and performance share awards was 11,200 at June 30, 2007.

Stock-based compensation expense was $30,446 for the six months ended June 30, 2007. Unamortized stock-based compensation as of June 30, 2007 was $73,100 for stock options and $178,900 for restricted stock and performance shares.

Note 5 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at June 30, 2007 was 7.50%. The securities may be redeemed at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

The Bank has three subsidiaries: Village Bank Mortgage Company, Village Insurance Agency, Inc., and Village Financial Services Corporation. Through our combined companies, we offer a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans. We are a community-oriented and locally owned and managed financial institution focusing on providing a high level of responsive and personalized services to our customers, delivered in the context of a strong direct relationship with the customer. We conduct our operations from our main office/corporate headquarters location and nine branch offices.

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

Our total assets increased to $331,120,000 at June 30, 2007 from $291,218,000 at December 31, 2006, an increase of $39,902,000, or 13.7%. The increase in assets resulted primarily from increases in net loans of $47,276,000. The net increase in assets was funded by increases in deposits of $32,366,000 and advances from the Federal Home Loan Bank of Atlanta of $8,000,000, and a decrease in liquid assets of $11,416,000.

The following presents management’s discussion and analysis of the financial condition of the Company at June 30, 2007 and December 31, 2006, and results of operations for the Company for the three and six month periods ended June 30, 2007 and 2006. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission as well as the second quarter 2007 financial statements and notes thereto appearing elsewhere in this report.

Results of operations

Net income totaled $178,000, or $0.07 per share on a fully diluted basis, in the second quarter of 2007 compared to net income of $341,000, or $0.16 per share on a fully diluted basis, in the second quarter of 2006. For the six months ended June 30, 2007, net income totaled $537,000, or $0.20 per share on a fully diluted basis, compared to net income of $624,000, or $0.30 per share on a fully diluted basis, for the same period in 2006.This represents a decrease in net income of $163,000, or 48%, and $167,000, or 14%, for the three and six month periods, respectively.

The decline in earnings for the three and six month periods ended June 30, 2007 compared to the same periods in 2006 is a result of the growth in branches and loans of the Company’s wholly-owned subsidiary, Village Bank. The Bank also experienced several extraordinary expenses in June 2007 including a litigation settlement and the expenses associated with moving the retail operations from our headquarters to an independent location. This growth is demonstrated in the following schedule (dollars in thousands):

	June 30,		Increase
	2007	2006	Amount	Percent

Total assets
At period end	$ 331,120	$ 238,071	$ 93,049	39%
Average for the quarter	321,748	227,285	94,463	42%

Loans, net of deferred fees
At period end	288,805	203,799	85,006	42%
Average for the quarter	275,877	197,679	78,198	40%

Deposits
At period end	285,675	201,577	84,098	42%
Average for the quarter	282,437	199,640	82,797	41%

Number of offices	9	7	2	29%

The Bank’s growth, which included the addition of two new branches since June 30, 2006, resulted in increases in noninterest expense of $517,000 when comparing the second quarter of 2006 to the second quarter of 2007, and $1,003,000 when comparing the first six months of 2006 to the first six months of 2007. For the second quarter of 2007 compared to the second quarter of 2006, the largest increases in noninterest expense occurred in salaries and benefits of $277,000, occupancy costs of $61,000, equipment costs of $45,000 and data processing costs of $18,000. For the six months ended June 30, 2007 compared to the same period in 2006, the largest increases in noninterest expense occurred in salaries and benefits of $610,000, occupancy costs of $100,000, equipment costs of $102,000 and data processing costs of $65,000. The 2007 periods were also negatively affected by a litigation settlement in the amount of $82,000.

Coupled with additional expenses associated with the opening and staffing of the new branches, we had unexpected strong loan growth during the first six months of 2007 of $47 million, which resulted in the highest quarterly provision for loan losses in the Bank’s history. The amount of the provision for loan losses is determined by many factors, but is primarily determined by the amount of loans outstanding. The provisions for loan losses for the three and six month periods ended June 30, 2007 amounted to $360,000 and $568,000, respectively, which was $214,000 and $205,000, respectively, higher than the provisions for the same periods in 2006.

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

Net interest income for the six months ended June 30, 2007 and 2006 was $5,677,000 and $4,738,000, respectively. This increase of $939,000, or 20%, in net interest income was due to growth in loans, offset by a decline in the net interest margin. Loans net of deferred fees increased by $85,006,000, or 42%, from $203,799,000 at June 30, 2006 to $288,805,000 at June 30, 2007. Loans net of deferred fees averaged $262,562,000 for the first six months of 2007 as compared to $189,471,000 for the first six months of 2006, an increase of $73,091,000, or 39%. However, our net interest margin (net interest income expressed as a percentage of average earning assets) for the six months ended June 30, 2007 declined to 4.00% from 4.65% for the same period in 2006. The declining net interest margin is a result of increasing cost of funds as rates on liabilities reprice upwards. While we believe that our net interest margin will not decline significantly during the remainder of 2007 as interest rates have stabilized, we can provide no assurance that it will not.

Average interest-earning assets for the first six months of 2007 increased by $80,552,000, or 39%, compared to the first six months of 2006. The increase in interest-earning assets was due primarily to the growth of our loan portfolio. The average yield on interest-earning assets increased to 8.35% for the first six months of 2007 compared to 8.18% for the first six months of 2006. The increase in the average yields from 2006 to 2007 was due primarily to an improvement in the yield on loans.

Our average interest-bearing liabilities increased by $75,746,000, or 41%, for the first six months of 2007 compared to the first six months of 2006. The growth in interest-bearing liabilities was primarily due to growth in deposits. The average cost of interest-bearing liabilities increased to 4.79% for the first six months of 2007 from 3.95% for the first six months of 2006. The principal reason for the increase in liability costs was increasing interest rates as liabilities reprice. The increasing interest rates were a result of increases in short term interest rates by the Federal Reserve. See our discussion of interest rate sensitivity below for more information.

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

Average Balance Sheets
(In thousands)

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$ 262,562	$ 11,181	8.59%	$189,471	$ 7,950	8.46%
Investment securities	14,180	408	5.80%	3,182	76	4.82%
Loans held for sale	2,212	71	6.47%	1,777	57	6.47%
Federal funds and other	7,182	187	5.25%	11,154	255	4.61%
Total interest earning assets	286,136	11,847	8.35%	205,584	8,338	8.18%
Allowance for loan losses	(2,720)			(2,044)
Cash and due from banks	4,869			2,264
Premises and equipment, net	12,872			7,327
Other assets	8,433			6,479
Total assets	$ 309,590			$219,610

Interest bearing deposits
Interest checking	$ 10,140	$ 46	0.91%	$ 7,624	$ 39	1.03%
Money market	20,665	336	3.28%	25,789	443	3.46%
Savings	3,826	22	1.15%	4,201	24	1.15%
Certificates	214,857	5,486	5.15%	136,794	2,828	4.17%
Total deposits	249,488	5,890	4.76%	174,408	3,334	3.85%
Borrowings	10,141	280	5.57%	9,475	266	5.66%
Total interest bearing liabilities	259,629	6,170	4.79%	183,883	3,600	3.95%
Noninterest bearing deposits	22,159			15,685
Other liabilities	1,576			1,119
Total liabilities	283,364			200,687
Equity capital	26,226			18,923
Total liabilities and capital	$ 309,590			$219,610

Net interest income before
provision for loan losses		$ 5,677			$ 4,738

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.56%			4.23%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			4.00%			4.65%

Provision for loan losses

The provision for loan losses for the three months ended June 30, 2007 was $360,000 compared to $146,000 for the three months ended June 30, 2006. The provision for loan losses for the six months ended June 30, 2007 was $568,000 compared to $363,000 for the six months ended June 30, 2006. The 56% increase when comparing the six month periods was primarily due to the higher loan volume in 2007 compared to 2006. Net loans increased by $47,754,000 during the first six months of 2007 compared to an increase of $31,420,000 during the first six months of 2006. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. See our discussion of the allowance for loan losses under Allowance for loan losses and Critical accounting policies below.

Noninterest income

Noninterest income increased from $635,000 for the first three months of 2006 to $685,000 for the first three months of 2007. Noninterest income also increased from $1,213,000 for the first six months of 2006 to $1,350,000 for the first six months of 2007, a $137,000, or 11%, increase. This increase was attributable to an increase in loan originations in the mortgage company and increased service charges and fees resulting from a larger deposit base. Gains on loan sales increased from $758,000 for the first six months of 2006 to $773,000 for the first six months of 2007, a $14,000, or 2% increase. Service charges and fees increased by $94,000, or 36%, from $263,000 for the first six months of 2006 to $357,000 for the first six months of 2007.

Noninterest expense

Noninterest expense for the three months ended June 30, 2007 was $3,006,000 compared to $2,489,000 for the three months ended June 30, 2006, an increase of $517,000 or 21%. Noninterest expense for the six months ended June 30, 2007 totaled $5,645,000, an increase of $1,002,000, or 22%, from $4,642,000 for the six months ended June 30, 2006. Salaries and benefits represented the largest increase in both periods, increasing by $277,000 or 19% from $1,440,000 for the first three months of 2006 to $1,717,000 for the first three months of 2007 and increasing by $610,000, or 23%, from $2,673,000 for the first six months of 2006 to $3,283,000 for the first six months of 2007. This increase and other increases in noninterest expense were primarily attributable to the growth of the Company both in personnel and in new branches. Occupancy and equipment expenses increased by $202,000, or 38%, when comparing the six month periods.

Income taxes

The provision for income taxes of $277,000 for the six months ended June 30, 2007 is based upon the results of operations. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. We determined that a valuation allowance was not required for deferred tax assets as of June 30, 2007. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded a franchise tax expense of $105,000 and $60,000 for the six months ended June 30, 2007 and 2006, respectively.

Loan portfolio

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	June 30, 2007		December 31, 2006
	Amount	%	Amount	%

Commercial	$ 23,076	8.0%	$ 17,889	7.4%
Real estate - residential	41,380	14.3%	36,408	15.1%
Real estate - commercial	121,262	41.9%	100,039	41.4%
Real estate - construction	96,357	33.3%	80,324	33.3%
Consumer	7,150	2.5%	6,730	2.8%

Total loans	289,225	100.0%	241,390	100.0%
Less: unearned income, net	(420)		(339)
Less: Allowance for loan losses	(3,030)		(2,553)

Total loans, net	$ 285,775		$ 238,498

Allowance for loan losses

The allowance for loan losses at June 30, 2007 was $3,030,000, compared to $2,553,000 at December 31, 2006. The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at June 30, 2007 and December 31, 2006 was 1.05% and 1.06%, respectively. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Six Months Ended
	June 30,
	2007	2006

Beginning balance	$ 2,553	$ 1,931
Provision for loan losses	568	363
Charge-offs - comercial	(91)	(105)
Recoveries	-	-

Ending balance	$ 3,030	$ 2,189

Loans outstanding at end of period (1)	$288,805	$203,799
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of period	1.05%	1.07%

Average loans outstanding for the period (1)	$262,562	$189,471
Ratio of net charge-offs to average loans
outstanding for the period	0.03%	0.06%

(1) Loans are net of unearned income.

Investment portfolio

At June 30, 2007 and December 31, 2006, all of our securities were classified as available-for-sale. The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
( in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
June 30, 2007
US Government Agencies
Within one year	$ 1,000	$ 987	$ (2)	$ 985	5.08%
One to five years	360	360	(8)	352	4.65%
More than five years	11,789	11,789	(75)	11,714	5.83%
Total	13,149	13,136	(85)	13,051	5.74%

Mortgage-backed securities
More than five years	55	55	1	56	3.63%

Other investments
More than five years	-	-	-	-

Total investment securities	$ 13,204	$ 13,191	$ (84)	$ 13,107	5.73%

December 31, 2006
US Government Agencies
Within one year	$ 605	$ 597	$ -	$ 597	5.22%
One to five years	360	360	(9)	351	4.65%
More than five years	11,789	11,789	(27)	11,762	5.83%
Total	12,754	12,746	(36)	12,710	5.77%

Mortgage-backed securities
More than five years	77	77	-	77	3.57%

Other investments
More than five years	-	-	-	-

Total investment securities	$ 12,831	$ 12,823	$ (36)	$ 12,787	5.75%

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

Goodwill of $689,000 at June 30, 2007 was related to the Bank’s acquisition of Village Bank Mortgage in 2003. There was no impairment of goodwill at June 30, 2007.

Deposits

Total deposits increased by $32,366,000, or 13%, during the first six months of 2007 as compared to an increase of $14,825,000, or 8%, during the first six months of 2006. The increase in deposits in 2007 resulted primarily from an increase in certificates of deposit of $27,405,000. The increase in certificates of deposit was due primarily to efforts to increase liquidity to fund the large increase in loans discussed previously.

The mix of our deposits continues to be weighted toward time deposits, which represent 79% of our total deposits at each of June 30, 2007 and December 31, 2006. As our branch network increases and becomes more convenient to a larger segment of our targeted customer base, we believe that a move to a higher percentage of our deposits in checking accounts will occur. Additionally, we are emphasizing checking account deposit growth at our existing branches by providing incentives to branch personnel for reaching new checking account growth goals.

The average cost of interest-bearing deposits for the six months ended June 30, 2007 and 2006 was 4.76% and 3.85%, respectively. This increase in our average cost of interest-bearing deposits has mirrored the overall increase in interest rates resulting from the actions by the Federal Reserve to increase short-term interest rates during 2005 and 2006. We expect our cost of deposits to stabilize now that the Federal Reserve has stopped increasing short-term interest rates.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $12,000,000 and $4,000,000 at June 30, 2007 and December 31, 2006, respectively. The

FHLB advances are secured by the pledge of first mortgage loans and the pledge of our FHLB stock.

Capital resources

Stockholders’ equity at June 30, 2007 was $26,250,000, compared to $25,644,000 at December 31, 2006. The $606,000 increase in equity during the first six months of 2007 was primarily due to net income of $537,000. Stockholders’ equity at June 30, 2006 was $24,950,000 compared to $17,152,000 at December 31, 2005. The $7,798,000 increase in equity during the first six months of 2006 was due to proceeds from the issuance of common stock in stock options and warrants exercises of $7,204,000 and net income of $624,000.

During the first quarter of 2005, the Company issued $5.2 million in Trust Preferred Capital Notes. The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands)

	June 30,	December 31,
	2007	2006
Tier 1 capital
Common stock	$ 10,274	$ 10,248
Additional paid-in capital	13,660	13,589
Retained earnings	2,522	1,985
Net unrealized losses on securities	206	178
Qualifying trust preferred securities	5,000	5,000
Total equity	31,662	31,000
Less: goodwill	(689)	(689)
Total Tier 1 capital	30,973	30,311

Tier 2 capital
Allowance for loan losses	3,030	2,553
Total Tier 2 capital	3,030	2,553

Total risk-based capital	34,003	32,864

Risk-weighted assets	$ 326,464	$ 275,323

Capital ratios
Tier 1 capital to risk-weighted assets	9.5%	11.0%
Total capital to risk-weighted assets	10.4%	11.9%
Leverage ratio (Tier 1 capital to
average assets)	10.0%	10.6%
Equity to total assets	7.9%	8.8%

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At June 30, 2007, cash, cash equivalents and investment securities available for sale totaled $18,889,000, or 6% of total assets, which we believe is adequate to meet short-term liquidity needs.

At June 30, 2007, we had commitments to originate $104,189,000 of loans. Fixed commitments to incur capital expenditures were $12,000,000 at June 30, 2007 and relate to the construction of a new headquarters building in Chesterfield County. Time deposits scheduled to mature in the 12-month period ending June 30, 2008 totaled $131,566,000 at June 30, 2007. Based on past experience, we believe that a significant portion of such deposits will remain with us. We further believe that loan repayments and other sources of funds such as deposit growth will be adequate to meet our foreseeable short- and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at June 30, 2007. The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Interest Rate Sensitivity GAP Analysis
June 30, 2007
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 2,403	$ 1,655	$ 7,826	$ 9,013	$ 52,084	$ 72,981
Variable rate	156,580	4,899	6,844	12,835	35,086	216,244
Investment securities	-	985	-	-	12,122	13,107
Loans held for sale	2,713	-	-	-	-	2,713
Federal funds sold	1,092	-	-	-	-	1,092

Total rate sensitive assets	162,788	7,539	14,670	21,848	99,292	306,137
Cumulative rate sensitive assets	162,788	170,327	184,997	206,845	306,137

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	10,259	-	10,259
Money market accounts	22,091	-	-	-	-	22,091
Savings (2)	-	-	-	3,292	-	3,292
Certificates of deposit	47,601	34,461	49,504	75,933	19,371	226,870
FHLB advances	-	-	2,000	10,000	-	12,000
Trust Preferred Securities	-	-	-	-	5,155	5,155
Other borrowings	690	-	-	-	-	690

Total rate sensitive liabilities	70,382	34,461	51,504	99,484	24,526	280,357
Cumulative rate sensitive liabilities	70,382	104,843	156,347	255,831	280,357

Rate sensitivity gap for period	$92,406	$(26,922)	$(36,834)	$(77,636)	$ 74,766	$ 25,780
Cumulative rate sensitivity gap	$92,406	$ 65,484	$ 28,650	$(48,986)	$ 25,780

Ratio of cumulative gap to total assets	27.9%	19.8%	8.7%	(14.8)%	7.8%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	231.3%	162.5%	118.3%	80.9%	109.2%
Ratio of cumulative gap to cumulative
rate sensitive assets	56.8%	38.4%	15.5%	(23.7)%	8.4%

(1) Includes nonaccrual loans of approximately $3,414,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At June 30, 2007, our assets that reprice within one year exceeded liabilities that reprice within one year by $28,650,000 and therefore we were in an asset positive position. An asset positive position, or positive gap, can adversely affect earnings in periods of falling interest rates, but can improve earnings in periods of rising interest rates. This positive position is due primarily to our adjustable rate loan portfolio.

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

ITEM 3 – CONTROLS AND PROCEDURES

Based upon an evaluation as of June 30, 2007 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act are made known to them in a timely fashion.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2007 Annual Meeting of Shareholders on Tuesday, May 22, 2007 at 6:00 p.m. at the Salisbury Country Club, 13620 Salisbury Road, Midlothian, Virginia.

There were 2,033,116 shares represented in person or by proxy, which represented 79.2% of the outstanding shares. There was a quorum for all purposes.

The shareholders were asked to vote on the election of three directors of the Company for a term of three years each and to ratify the appointment of the independent registered public accounting firm for the Company for 2007.

The votes cast for or withheld for the election of directors were as follows:

Name	For	Withheld

Class C Directors:
Craig D. Bell	1,902,977	130,139
George R. Whittemore	1,975,666	57,450
Thomas W. Winfree	1,821,808	211,308

The votes cast for, against or abstain to ratify the appointment of BDO Seidman, LLP as the independent registered public accounting firm for the Company for 2007 were as follows:

For	Against	Abstain
1,877,566	1,200	152,300

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

VILLAGE BANK AND TRUST FINANCIAL CORP.

(Registrant)

Date: August 13, 2007	By: /s/ Thomas W. Winfree

Thomas W. Winfree

President and

Chief Executive Officer

Date: August 13, 2007	By: /s/ C. Harril Whitehurst, Jr.

C. Harril Whitehurst, Jr.

Senior Vice President and

Chief Financial Officer

Exhibit Index

Exhibit

Number	Document

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350