Form 10QSB
period 2007-09-30
Village Bank & Trust Financial Corp.
filed 2007-11-09
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

804-897-3900
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

2,575,985 shares of common stock, $4.00 par value, outstanding as of October 22, 2007.

Village Bank and Trust Financial Corp.

Form 10-QSB

TABLE OF CONTENTS

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2007 (unaudited) and December 31, 2006	3

Consolidated Statements of Income
For the Three and Nine Months Ended
September 30, 2007 and 2006 (unaudited)	4

Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended
September 30, 2007 and 2006 (unaudited)	5

Consolidated Statements of Cash Flows
For the Nine Months Ended
September 30, 2007 and 2006 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	10

Item 3. Controls and Procedures	25

Part II – Other Information

Item 1. Legal Proceedings	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	26

Item 6. Exhibits	26

Signatures	27

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
September 30, 2007 (Unaudited) and December 31, 2006

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and due from banks	$ 5,104,759	$ 5,702,401
Federal funds sold	7,910,374	11,496,102
Investment securities available for sale	22,992,754	12,787,644
Loans held for sale	2,194,186	3,149,178
Loans
Outstanding	302,036,792	241,389,621
Allowance for loan losses	(3,240,115)	(2,552,607)
Deferred fees	(475,214)	(338,596)
	298,321,463	238,498,418
Premises and equipment, net	15,450,354	11,676,854
Accrued interest receivable	2,963,754	2,301,264
Goodwill	689,108	689,108
Other assets	6,856,692	4,916,791

	$ 362,483,444	$ 291,217,760

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$ 24,168,767	$ 22,381,251
Interest checking	11,294,296	9,414,544
Money market	22,783,295	17,941,940
Savings	3,644,180	4,106,949
Time deposits of $100,000 and over	81,792,226	61,883,307
Other time deposits	168,212,070	137,581,890
	311,894,834	253,309,881
FHLB advances	12,000,000	4,000,000
Long-term debt - trust preferred securities	8,764,000	5,155,000
Other borrowings	1,532,242	704,265
Accrued interest payable	543,237	429,986
Other liabilities	1,183,202	1,974,513
Total liabilities	335,917,515	265,573,645

Stockholders' equity
Preferred stock, $1 par value - 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $4 par value - 10,000,000 shares authorized;
2,575,985 shares issued and outstanding at September 30, 2007,
2,562,088 shares issued and outstanding at December 31, 2006	10,303,940	10,248,352
Additional paid-in capital	13,704,462	13,588,888
Accumulated other comprehensive income (loss)	(222,689)	(177,759)
Retained earnings	2,780,216	1,984,634
Total stockholders' equity	26,565,929	25,644,115

	$ 362,483,444	$ 291,217,760

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Interest income
Loans	$ 6,373,990	$ 4,800,799	$ 17,625,793	$ 12,808,042
Investment securities	225,110	144,872	632,650	220,744
Federal funds sold	199,372	267,834	386,752	522,915
Total interest income	6,798,472	5,213,505	18,645,195	13,551,701

Interest expense
Deposits	3,481,151	2,353,529	9,371,062	5,687,812
Borrowed funds	250,215	125,795	530,150	391,518
Total interest expense	3,731,366	2,479,324	9,901,212	6,079,330

Net interest income	3,067,106	2,734,181	8,743,983	7,472,371
Provision for loan losses	243,730	118,343	812,009	481,504
Net interest income after provision
for loan losses	2,823,376	2,615,838	7,931,974	6,990,867

Noninterest income
Service charges and fees	188,146	159,054	544,785	421,673
Gain on sale of loans	387,680	372,855	1,160,237	1,131,031
Other	250,421	71,171	265,043	262,971
Total noninterest income	826,247	603,080	1,970,065	1,815,675

Noninterest expense
Salaries and benefits	1,797,658	1,539,082	5,080,425	4,211,568
Occupancy	230,269	169,528	645,101	484,156
Equipment	153,062	135,303	473,350	353,475
Supplies	90,444	83,014	251,040	236,172
Professional and outside services	256,748	236,779	887,880	752,174
Advertising and marketing	92,767	91,409	259,676	272,872
Other operating expense	636,842	245,515	1,099,139	832,399
Total noninterest expense	3,257,790	2,500,630	8,696,611	7,142,816

Income before income taxes	391,833	718,288	1,205,428	1,663,726
Provision for income taxes	133,224	244,218	409,846	565,668

Net income	$ 258,609	$ 474,070	$ 795,582	$ 1,098,058

Earnings per share, basic	$ 0.10	$ 0.19	$ 0.31	$ 0.51
Earnings per share, diluted	$ 0.10	$ 0.18	$ 0.29	$ 0.48

Village Bank and Trust Financial Corp.
Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2007 and 2006

					Accumulated
	Common Stock		Additional	Retained	Other
	Number of		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (loss)	Total

Balance, December 31, 2006	2,562,088	$10,248,352	$13,588,888	$ 1,984,634	$ (177,759)	$25,644,115
Issuance of common stock	13,897	55,588	77,646	-	-	133,234
Stock based compensation			37,928			37,928
Net income	-	-	-	795,582	-	795,582
Change in unrealized gain
(loss) on securities
available for sale	-	-	-	-	(44,930)	(44,930)
Total comprehensive
income	-	-	-	-	-	750,652

Balance, September 30, 2007	2,575,985	$10,303,940	$13,704,462	$ 2,780,216	$ (222,689)	$26,565,929

Balance, December 31, 2005	1,854,618	$ 7,418,472	$ 9,191,567	$ 585,416	$ (43,562)	$17,151,893
Issuance of common stock	707,470	2,829,880	4,387,726	-	-	7,217,606
Net income	-	-	-	1,098,058	-	1,098,058
Change in unrealized gain
(loss) on securities
available for sale	-	-	-	-	13,420	13,420
Total comprehensive
income	-	-	-	-	-	1,111,478

Balance, September 30, 2006	2,562,088	$10,248,352	$13,579,293	$ 1,683,474	$ (30,142)	$25,480,977

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash Flows from Operating Activities
Net income	$ 795,582	$ 1,098,058
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	507,285	339,469
Provision for loan losses	812,009	481,504
Gain on loans sold	(1,160,237)	(1,131,031)
Stock compensation expense	37,928	-
Proceeds from sale of mortgage loans	53,680,381	48,515,325
Origination of mortgage loans for sale	(51,565,152)	(46,951,135)
Amortization of premiums and accretion of discounts on securities, net	30,611	(31,747)
Increase in interest receivable	(662,490)	(1,221,445)
Increase in other assets	(1,985,006)	(2,210,718)
Increase in interest payable	113,251	163,697
Decrease in other liabilities	(791,311)	(387,063)
Net cash used in operating activities	(187,149)	(1,335,086)

Cash Flows from Investing Activities
Purchases of available for sale securities	(21,943,954)	(24,781,163)
Maturities and calls of available for sale securities	11,630,071	9,953,372
Net increase in loans	(60,635,054)	(46,069,867)
Purchases of premises and equipment	(4,202,448)	(551,476)
Net cash used in investing activities	(75,151,385)	(61,449,134)

Cash Flows from Financing Activities
Issuance of common stock	133,234	7,217,606
Net increase in deposits	58,584,953	45,186,341
Federal Home Loan Bank borrowings	8,000,000	-
Proceeds from issuance of trust preferred securities	3,609,000	-
Net increase (decrease) in other borrowings	827,977	(174,921)
Net cash provided by financing activities	71,155,164	52,229,026

Net decrease in cash and cash equivalents	(4,183,370)	(10,555,194)
Cash and cash equivalents, beginning of period	17,198,503	25,828,554

Cash and cash equivalents, end of period	$ 13,015,133	$ 15,273,360

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

Note 3 - Earnings per common share

Basic earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. For the three month periods ended September 30, 2007 and 2006, the weighted-average number of common shares totaled 2,574,823 and 2,562,088, respectively. For the nine month periods ended September 30, 2007 and 2006, the weighted-average number of common shares totaled 2,567,662 and 2,170,353, respectively. Diluted earnings per share reflects the potential dilution of securities that could share in the net income of the Company. Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. For the three month periods ended September 30, 2007 and 2006, the weighted-average number of common shares on a fully diluted basis totaled 2,712,714 and 2,672,186, respectively. For the nine month periods ended September 30, 2007 and 2006, the weighted-average number of common shares on a fully diluted basis totaled 2,703,406 and 2,270,895, respectively. There were no options to acquire common stock that were anti-dilutive for the three and nine month periods ended September 30, 2007 and 2006.

Note 4 – Stock incentive and stock warrant plans

On March 21, 2000, the Company approved the Organizational Investors Warrant Plan which made available 140,000 warrants for grant to the Company’s initial (organizational) investors for certain risks associated with the establishment of the Bank. The warrants have an exercise price of $10 per share (which approximated the fair value per share of common stock at the issuance date) and expire in April 2008. At September 30, 2007, 140,000 warrants had been issued and 2,500 had been exercised.

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

The aggregate intrinsic value of the options outstanding was $1,003,000 and $737,000 at December 31, 2006 and 2005, respectively and $1,300,000 and $977,000 at September 30, 2007 and 2006, respectively.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Nine Months Ended September 30,
	2007			2006
		Weighted			Weighted
		Average			Average
		Exercise	Fair Value		Exercise	Fair Value
	Options	Price	Per Share	Options	Price	Per Share

Options outstanding at beginning of period	251,910	$ 10.22	$ 4.67	241,660	$ 9.80	$ 4.47
Granted	-	-	-	16,500	12.50	7.35
Forfeited	-	-	-	(250)	11.77	5.29
Exercised	(5,500)	8.74	4.03	(6,000)	8.20	3.93

Options outstanding at end of period	246,410	$ 10.25	$ 4.68	251,910	$ 10.22	$ 4.67

Options exercisable at end of period	229,910			235,410

During the first quarter of 2007, we granted to certain officers 5,725 restricted shares of common stock and 5,725 performance shares of common stock with a weighted average fair market value of $15.95 at the date of grant. During the second quarter an additional 175 restricted shares of common stock and 175 performance shares of common stock were granted with a weighted average fair market value of $16.75 at the date of grant. These restricted stock awards have three-year graded vesting and the performance shares cliff vest at the end of the three years. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock and performance share awards was 10,831 at September 30, 2007.

Stock-based compensation expense was $37,928 for the nine months ended September 30, 2007. Unamortized stock-based compensation as of September 30, 2007 was $63,428 for stock options and $179,267 for restricted stock and performance shares.

Note 5 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at September 30, 2007 was 7.40%. The securities may be redeemed at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a five year fixed interest rate of 6.29% payable quarterly, converting after five years to a LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.40%) which adjusts, and is also payable, quarterly. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “we expect,” “we believe” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	interest rate fluctuations;
•	risk inherent in making loans such as repayment risks and fluctuating collateral values;
•	changes in economic conditions in the Richmond metropolitan area;
•	the ability to continue to attract low cost core deposits to fund asset growth;
•	changes in general economic and business conditions;
•	changes in laws and regulations applicable to us;
•	competition within and from outside the banking industry;
•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	maintaining capital levels adequate to support the Company’s growth;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	new products and services in the banking industry;
•	problems with our technology; and
•	changing trends in customer profiles and behavior.

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

The Bank has three subsidiaries: Village Bank Mortgage Company, Village Insurance Agency, Inc., and Village Financial Services Corporation. Through our combined companies, we offer a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans. We are a community-oriented and locally owned and managed financial institution focusing on providing a high level of responsive and personalized services to our customers, delivered in the context of a strong direct relationship with the customer. We conduct our operations from our main office/corporate headquarters location and ten branch offices.

Net interest income is our primary source of earnings and represents the difference between interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. The level of net interest income is affected primarily by variations in the volume and mix of those assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. In addition, revenues are generated from fees charged on deposit accounts and gains from sale of mortgage loans to third-party investors.

Our total assets increased to $362,483,000 at September 30, 2007 from $291,218,000 at December 31, 2006, an increase of $71,265,000 or 24.5%. The increase in assets resulted primarily from increases in net loans of $59,823,000, investments available for sale of $10,205,000, and premises and equipment of $3,773,000. The increase in assets was funded by increases in deposits of $58,585,000, advances from the Federal Home Loan Bank of Atlanta of $8,000,000 and trust preferred securities of $3,609,000 and a decrease in liquid assets ( cash equivalents and federal funds sold) of $4,183,000.

The following presents management’s discussion and analysis of the financial condition of the Company at September 30, 2007 and December 31, 2006, and results of operations for the Company for the three and nine month periods ended September 30, 2007 and 2006. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission as well as the third quarter 2007 financial statements and notes thereto appearing elsewhere in this report.

Results of operations

Net income totaled $259,000, or $0.10 per share on a fully diluted basis, in the third quarter of 2007 compared to net income of $474,000, or $0.18 per share on a fully diluted basis, in the third quarter of 2006. For the nine months ended September 30, 2007, net income totaled $796,000 or $0.29 per share on a fully diluted basis, compared to $1,098,000 or $0.48 per share on a fully diluted basis for the same period in 2006. This represents a decrease in net income of $215,000 or 45% and $302,000 or 28% for the three and nine month periods, respectively.

The decline in earnings for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006 is a result of the growth in branches and loans of the Company’s wholly-owned subsidiary, Village Bank. This growth is demonstrated in the following schedule (dollars in thousands):

	September 30,		Increase
	2007	2006	Amount	Percent

Total assets
At period end	$ 362,483	$ 268,092	$ 94,391	35.21%
Average for the quarter	356,522	258,724	97,798	37.80%

Loans, net of deferred fees
At period end	301,562	218,390	83,172	38.08%
Average for the quarter	295,479	214,959	80,520	37.46%

Deposits
At period end	311,895	231,939	79,956	34.47%
Average for the quarter	308,660	232,717	75,943	32.63%

Number of offices	10	8	2	25.00%

The Bank’s growth, which included the addition of two new branches since September 30, 2006, resulted in increases in noninterest expense of $757,000 when comparing the third quarter of 2006 to the third quarter of 2007, and $1,554,000 when comparing the first nine months of 2006 to the first nine months of 2007. The increases in noninterest expense from the third quarter of 2006 to the third quarter of 2007 were in every category, with the largest increases occurring in salaries and benefits of $259,000, occupancy and equipment costs of $79,000, FDIC insurance assessment of $50,000, loan underwriting costs of $44,000, and taxes other than income of $36,000. For the nine months ended September 30, 2007 compared to the same period in 2006, the largest increases in noninterest expense occurred in salaries and benefits of $869,000, occupancy and equipment costs of $281,000, FDIC insurance assessment of $79,000, data processing costs of $77,000, and taxes other than income of $80,000. The 2007 nine month period was also negatively affected by a litigation settlement in the amount of $82,000 in the second quarter.

Coupled with additional expenses associated with the opening and staffing of the new branches, we had unexpected loan growth during the first nine months of 2007 of $60 million resulting in a large provision for loan losses for the nine months ended September 30, 2007. The amount of the provision for loan losses is determined by many factors, but is primarily determined by the amount of loans outstanding. The provisions for loan losses for the three and nine month periods ended September 30, 2007 amounted to $244,000 and $812,000, respectively, which was $125,000 and $330,000, respectively, higher than the provisions for the same periods in 2006.

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

Net interest income for the nine months ended September 30, 2007 and 2006 was $8,744,000 and $7,472,000, respectively. This increase of $1,272,000, or 17.0%, in net interest income was due to growth in loans offset by a decline in the net interest margin. Loans net of deferred fees increased by $83,172,000, or 38.1%, from $218,390,000 at September 30, 2006 to $301,562,000 at September 30, 2007. Loans net of deferred fees averaged $273,095,000 in the first nine months of 2007 as compared to $197,451,000 in the first nine months of 2006, an increase of $75,644,000, or 38.3%. Our net interest margin (net interest margin is calculated by dividing net interest income by average earning assets) for the nine months ended September 30, 2007 was 3.89% compared to 4.57% for the first nine months of 2006. The declining net interest margin is a result of increasing cost of funds as rates on liabilities reprice upwards. While we believe our cost of funds has stabilized in the third quarter, the recent reductions of the discount rate of 0.5% and 0.25% by the Federal Reserve will have a negative impact on earnings in the short-term as a significant portion of our loan portfolio is tied to the prime interest rate.

Average interest-earning assets for the first nine months of 2007 increased by $81,420,000, or 37.2%, compared to the first nine months of 2006. The increase in interest-earning assets was due primarily to the growth of our loan portfolio. The average yield on interest-earning assets did not change significantly, increasing to 8.30% for the first nine months of 2007 compared to 8.28% for the first nine months of 2006.

Our average interest-bearing liabilities increased by $79,668,000, or 40.9%, for the first nine months of 2007 compared to the first nine months of 2006. The growth in interest-bearing liabilities was primarily due to strong growth in deposits, which increased by $76,131,000. The average cost of interest-bearing liabilities increased to 4.83% for the first nine months of 2007 from 4.18% for the first nine months of 2006. The principal reason for the increase in the liability costs was increasing rates as liabilities reprice. See our discussion of interest rate sensitivity below for more information.

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

Average Balance Sheets
(In thousands)

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$ 273,095	$ 17,508	8.57%	$ 197,451	$ 12,720	8.61%
Investment securities	14,521	633	5.83%	5,292	221	5.58%
Loans held for sale	2,387	117	6.55%	1,784	88	6.60%
Federal funds and other	10,262	387	5.04%	14,318	523	4.88%
Total interest earning assets	300,265	18,645	8.30%	218,845	13,552	8.28%
Allowance for loan losses	(2,837)			(2,115)
Cash and due from banks	5,025			5,388
Premises and equipment, net	13,373			7,360
Other assets	9,014			6,970
Total assets	$ 324,840			$ 236,448

Interest bearing deposits
Interest checking	$ 10,342	$ 72	0.93%	$ 7,673	$ 70	1.22%
Money market	21,390	535	3.34%	23,031	574	3.33%
Savings	3,693	32	1.16%	4,144	35	1.13%
Certificates	225,935	8,732	5.17%	150,381	5,008	4.45%
Total deposits	261,360	9,371	4.79%	185,229	5,687	4.10%
Borrowings	12,958	530	5.47%	9,421	392	5.56%
Total interest bearing liabilities	274,318	9,901	4.83%	194,650	6,079	4.18%
Noninterest bearing deposits	22,516			19,523
Other liabilities	1,595			1,182
Total liabilities	298,429			215,355
Equity capital	26,411			21,093
Total liabilities and capital	$ 324,840			$ 236,448

Net interest income before
provision for loan losses		$ 8,744			$ 7,473

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.48%			4.10%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.89%			4.57%

Provision for loan losses

The provision for loan losses for the three and nine months ended September 30, 2007 was $244,000 and $812,000, respectively, compared to $118,000 and $482,000 for the three and nine months ended September 30, 2006, respectively. The 68% increase when comparing the nine month periods was primarily due to the higher loan volume in 2007 compared to 2006. Net loans increased by $60,511,000 for the first nine months of 2007 compared to an increase of $46,011,000 in the first nine months of 2006. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. See our discussion of the allowance for loan losses under Allowance for loan losses and Critical accounting policies below.

Noninterest income

Noninterest income increased from $603,000 for the three months ended September 30, 2006 to $826,000 for the three months ended September 30, 2007, a $223,000 or 37% increase. Noninterest income also increased from $1,816,000 for the nine months ended September 30, 2006 to $1,970,000 for the nine months ended September 30, 2007, a $154,000, or 8.5%, increase. The increase was attributable to an increase in loan originations in the mortgage company and increased service charges and fees resulting from a larger deposit base. Gains on loan sales increased from $1,131,000 for the first nine months of 2006 to $1,160,000 for the first nine months of 2007, a $29,000, or 2.6%, increase. Service charges and fees increased by $123,000 or 29.1% from $422,000 for the first nine months of 2006 to $545,000 for the first nine months of 2007.

Noninterest expense

Noninterest expense for the three months ended September 30, 2007 was $3,258,000 compared to $2,501,000 for the three months ended September 30, 2007, an increase of $757,000 or 30.3%. Noninterest expense for the nine months ended September 30, 2007 totaled $8,697,000, an increase of $1,554,000, or 21.8%, from $7,143,000 for the nine months ended September 30, 2006. Salaries and benefits represented the largest increase in both periods, increasing by $259,000, or 16.8%, from $1,539,000 to $1,798,000 for the three months ended September 30, 2006 and 2007, respectively, and increasing by $868,000, or 20.6%, from $4,212,000 to $5,080,000 for the nine months ended September 30, 2006 and 2007, respectively. This increase and other increases in noninterest expense were primarily attributable to the growth of the Company both in personnel and in new branches.

Income taxes

The provision for income taxes of $410,000 for the nine months ended September 30, 2007 is based upon the results of operations. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. We determined that a valuation allowance was not required for deferred tax assets as of September 30, 2007. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded a franchise tax expense of $158,000 and $90,000 for the nine months ended September 30, 2007 and 2006, respectively.

Loan portfolio

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%

Commercial	$ 22,329	7.4%	$ 17,889	7.4%
Real estate - residential	45,186	15.0%	36,408	15.1%
Real estate - commercial	134,040	44.3%	100,039	41.4%
Real estate - construction	94,455	31.3%	80,324	33.3%
Consumer	6,026	2.0%	6,730	2.8%

Total loans	302,036	100.0%	241,390	100.0%
Less: unearned income, net	(475)		(339)
Less: Allowance for loan losses	(3,240)		(2,553)

Total loans, net	$ 298,321		$ 238,498

Allowance for loan losses

The allowance for loan losses at September 30, 2007 was $3,240,000, compared to $2,553,000 at December 31, 2006. The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at September 30, 2007 and December 31, 2006 was 1.07% and 1.06%, respectively. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Beginning balance	$ 3,030	$ 2,189	$ 2,553	$ 1,931
Provision for loan losses	244	118	812	481
Charge-offs - commercial	(34)	(28)	(125)	(133)
Recoveries	-	75	-	75

Ending balance	$ 3,240	$ 2,354	$ 3,240	$ 2,354

Loans outstanding at end of period (1)	$ 301,562	$ 218,390	$301,562	$218,390
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of period	1.07%	1.08%	1.07%	1.08%

Average loans outstanding for the period (1)	$ 295,479	$ 214,959	$273,095	$197,451
Ratio of net charge-offs to average loans
outstanding for the period	0.01%	0.02%	0.05%	0.03%

(1) Loans are net of unearned income.

Investment portfolio

At September 30, 2007 and December 31, 2006, all of our securities were classified as available-for-sale. The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
( in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
September 30, 2007
US Government Agencies
Within one year	$ 1,000	$ 999	$ (4)	$ 995	5.08%
One to five years	360	360	(8)	352	4.65%
More than five years	19,789	19,729	(47)	19,682	5.78%
Total	21,149	21,088	(59)	21,029	5.72%

Mortgage-backed securities
More than five years	52	52	-	52	3.65%

Other investments
More than five years	2,000	1,967	(55)	1,912	5.65%

Total investment securities	$ 23,201	$ 23,107	$ (114)	$ 22,993	5.71%

December 31, 2006
US Government Agencies
Within one year	$ 605	$ 597	$ -	$ 597	5.22%
One to five years	360	360	(9)	351	4.65%
More than five years	11,789	11,789	(27)	11,762	5.83%
Total	12,754	12,746	(36)	12,710	5.77%

Mortgage-backed securities
More than five years	77	77	1	78	3.57%

Total investment securities	$ 12,831	$ 12,823	$ (35)	$ 12,788	5.75%

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

Goodwill of $689,000 at September 30, 2007 was related to the Bank’s acquisition of Village Bank Mortgage in 2003. There was no impairment of goodwill at September 30, 2007.

Deposits

Total deposits increased by $58,585,000, or 23.1%, during the first nine months of 2007 as compared to an increase of $45,186,000, or 24.2%, during the first nine months of 2006. The increase in deposits in 2007 resulted primarily from increases in certificates of deposit of $50,539,000. The increase in certificates of deposit was due primarily to efforts, primarily through the increase in interest rates, to increase liquidity to fund the large increases in loans discussed previously.

The mix of our deposits continues to be weighted toward time deposits which represented 80.2% of our total deposits at September 30, 2007 as compared to 78.7% at December 31, 2006. As our branch network increases and becomes more convenient to a larger segment of our targeted customer bases, we believe that a move to a higher percentage of our deposits in checking accounts will occur. Additionally, we are emphasizing checking account deposit growth at our existing branches by providing incentives to branch personnel for reaching new checking account growth goals.

The average cost of interest-bearing deposits for the nine months ended September 30, 2007 and 2006 was 4.79% and 4.10%, respectively. This increase in our average cost of interest-bearing deposits has mirrored the overall increase in interest rates resulting from the actions by the Federal Reserve to increase short-term interest rates during 2006. However, with the recent reduction of the discount rate by the Federal Reserve, we expect our cost of deposits to decline.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $12,000,000 and $4,000,000 at September 30, 2007 and December 31, 2006, respectively. The FHLB advances are secured by the pledge of first mortgage loans and the pledge of our FHLB stock.

Capital resources

Stockholders’ equity at September 30, 2007 was $26,566,000, compared to $25,644,000 at December 31, 2006. The $922,000 increase in equity during the first nine months of 2007 was primarily due to net income of $796,000 and proceeds from the issuance of common stock in stock options and warrant exercises of $133,000. Stockholders’ equity at September 30, 2006 was $25,481,000 compared to $17,152,000 at December 31, 2005. The $8,329,000 increase in equity during the first nine months of 2006 was due to the proceeds from the issuance of common stock in stock options and warrant exercises of $7,218,000 and net income of $1,098,000.

During the first quarter of 2005 and the third quarter of 2007, the Company issued $5.2 and $3.6 million, respectively, in Trust Preferred Capital Notes. The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands)

	September 30,	December 31,
	2007	2006

Tier 1 capital
Common stock	$ 10,304	$ 10,248
Additional paid-in capital	13,704	13,589
Retained earnings	2,780	1,985
Qualifying trust preferred securities	8,764	5,155
Total equity	35,552	30,977
Less: goodwill	(689)	(689)
Total Tier 1 capital	34,863	30,288

Tier 2 capital
Allowance for loan losses	3,240	2,553
Total Tier 2 capital	3,240	2,553

Total risk-based capital	38,103	32,841

Risk-weighted assets	$ 356,748	$ 275,323

Capital ratios
Tier 1 capital to risk-weighted assets	9.8%	11.0%
Total capital to risk-weighted assets	10.7%	11.9%
Leverage ratio (Tier 1 capital to
average assets)	10.7%	10.6%
Equity to total assets	7.3%	8.8%

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At September 30, 2007, cash, cash equivalents and investment securities available for sale totaled $36,008,000, or 9.9% of total assets, which we believe is adequate to meet short-term liquidity needs.

At September 30, 2007, we had commitments to originate $88,032,000 of loans. Fixed commitments to incur capital expenditures were $12,000,000 at September 30, 2007. Time deposits scheduled to mature in the 12-month period ending September 30, 2008 totaled $163,688,000 at September 30, 2007. Based on past experience, we believe that a significant portion of such deposits will remain with us. We further believe that loan repayments and other sources of funds such as deposit growth will be adequate to meet our foreseeable short- and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at September 30, 2007. The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Interest Rate Sensitivity GAP Analysis
September 30, 2007
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 2,661	$ 6,209	$ 7,326	$ 8,684	$ 66,512	$ 91,392
Variable rate	150,753	2,764	8,888	11,940	36,300	210,645
Investment securities	-	996	-	352	21,645	22,993
Loans held for sale	2,194	-	-	-	-	2,194
Federal funds sold	7,910	-	-	-	-	7,910

Total rate sensitive assets	163,518	9,969	16,214	20,976	124,457	335,134
Cumulative rate sensitive assets	163,518	173,487	189,701	210,677	335,134

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	11,294	-	11,294
Money market accounts	22,783	-	-	-	-	22,783
Savings (2)	-	-	-	3,644	-	3,644
Certificates of deposit	43,185	54,193	66,310	65,601	20,715	250,004
FHLB advances	-	-	2,000	10,000	-	12,000
Trust Preferred Securities	-	-	-	-	8,764	8,764
Other borrowings	1,532	-	-	-	-	1,532

Total rate sensitive liabilities	67,500	54,193	68,310	90,539	29,479	310,021
Cumulative rate sensitive liabilities	67,500	121,693	190,003	280,542	310,021

Rate sensitivity gap for period	$ 96,018	$ (44,224)	$ (52,096)	$ (69,563)	$ 94,978	$ 25,113
Cumulative rate sensitivity gap	$ 96,018	$ 51,794	$ (302)	$ (69,865)	$ 25,113

Ratio of cumulative gap to total assets	26.5%	14.3%	(0.1)%	(19.3)%	6.9%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	242.2%	142.6%	99.8%	75.1%	108.1%
Ratio of cumulative gap to cumulative
rate sensitive assets	58.7%	29.9%	(0.2)%	(33.2)%	7.5%

(1) Includes nonaccrual loans of approximately $3,087,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At September 30, 2007, our assets that reprice within six months exceeded liabilities that reprice within six months by $51,794,000 and therefore we were in an asset positive position during this time period. An asset positive position, or positive gap, can adversely affect earnings in periods of falling interest rates, but can improve earnings in periods of rising interest rates. Accordingly, the recent reduction in the discount rate of 0.50% by the Federal Reserve will have a negative impact on our earnings during the next six months to one year (repricing of assets and liabilities is approximately the same within one year). Any further reduction of the discount rate by the Federal Reserve will also negatively impact earnings.

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

ITEM 3 – CONTROLS AND PROCEDURES

Based upon an evaluation as of September 30, 2007 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act are made known to them in a timely fashion.

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

VILLAGE BANK AND TRUST FINANCIAL CORP.

(Registrant)

Date: November 9, 2007	By: /s/ Thomas W. Winfree
Thomas W. Winfree
President and
Chief Executive Officer

Date: November 9, 2007	By: /s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibit

Number	Document

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350