Form 10-K
period 2007-12-31
Village Bank & Trust Financial Corp.
filed 2008-03-27
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 0-50765

VILLAGE BANK AND TRUST FINANCIAL CORP.

(Name of small business issuer in its charter)

Virginia	16-1694602
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1231 Alverser Drive, P.O. Box 330, Midlothian, Virginia 23113

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number 804-897-3900

Securities registered under Section 12(b) of the Exchange Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $4.00 par value	The Nasdaq Stock Market

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $28,332,000.

The aggregate market value of common stock held by non-affiliates of the registrant as of March 14, 2008 was approximately $25,708,000.

The number of shares of common stock outstanding as of March 14, 2008 was 2,575,985.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in conjunction with the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Village Bank and Trust Financial Corp.

Form 10-KSB

TABLE OF CONTENTS

Part I

	Item 1.	Description of Business	3

	Item 2.	Description of Property	13

	Item 3.	Legal Proceedings	14

	Item 4.	Submission of Matters to a Vote of Security Holders	14

Part II

	Item 5.	Market for Common Equity and Related Stockholder Matters	15

	Item 6.	Management’s Discussion and Analysis or
		Plan of Operation	16

	Item 7.	Financial Statements	36

	Item 8.	Changes In and Disagreements with Accountants
		on Accounting and Financial Disclosure	36

	Item 8A.	Controls and Procedures	36

	Item 8B.	Other Information	37

Part III

	Item 9.	Directors, Executive Officers, Promoters, Control Persons and
		Corporate Governance; Compliance with Section 16(a) of the
		Exchange Act	38

	Item 10.	Executive Compensation	38

	Item 11.	Security Ownership of Certain Beneficial Owners and
		Management and Related Stockholder Matters	38

	Item 12.	Certain Relationships and Related Transactions,
		and Director Independence	38

	Item 13.	Exhibits	39

	Item 14.	Principal Accountant Fees and Services	40

Signatures			41

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

General

Village Bank and Trust Financial Corp. (the “Company”) was incorporated in January 2003 and was organized under the laws of the Commonwealth of Virginia as a bank holding company whose activities consist of investment in its wholly-owned subsidiary, Village Bank (the “Bank”). The Bank opened to the public on December 13, 1999 as a traditional community bank offering deposit and loan services to individuals and businesses in the Richmond, Virginia metropolitan area. During 2003, the Company acquired or formed three wholly owned subsidiaries of the Bank, Village Bank Mortgage Corporation (“Village Bank Mortgage”), a full service mortgage banking company, Village Insurance Agency, Inc. (“Village Insurance”), a full service property and casualty insurance agency, and Village Financial Services Corporation (“Village Financial Services”), a financial services company.

The Company is the holding company of and successor to the Bank. Effective April 30, 2004, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction. In the transaction, the shares of the Bank’s common stock were exchanged for shares of the Company’s common stock, par value $4.00 per share (“Common Stock”), on a one-for-one basis. As a result, the Bank became a wholly-owned subsidiary of the Company, the Company became the holding company for the Bank and the shareholders of the Bank became shareholders of the Company. All references to the Company in this annual report for dates or periods prior to April 30, 2004 are references to the Bank.

We offer a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans. We are a community-oriented and locally managed financial institution focusing on providing a high level of responsive and personalized services to our customers, delivered in the context of a strong direct relationship with our customers. We conduct our operations from our main office/corporate headquarters location in Chesterfield County, and we have ten branch offices.

On March 9, 2008, Village Bank and Trust Financial Corp. and Village Bank entered into a definitive merger agreement with River City Bank (“River City”) whereby River City will merge with and into Village Bank in a transaction valued at approximately $20.2 million payable in cash and common stock. Under terms of the merger agreement, which was approved by the Board of Directors of both companies, shareholders of River City will be entitled to receive for each share of River City common stock owned, $11.00 in cash or 1 share of Village Bank and Trust Financial Corp. common stock, subject to proration of 20% cash and 80% common stock if either cash or common stock is oversubscribed. It is anticipated that the transaction will be completed in the third quarter of 2008, pending regulatory approval and approval of the shareholders of both companies. With the addition of River City’s three branches, Village Bank will have thirteen branch locations.

Business Strategy

Our strategies include the following:

•	To be a full service financial services provider enabling us to establish and maintain relationships with our customers.

•

To attract customers by providing the breadth of products offered by larger banks while maintaining the quick response and personal service of a community bank. We will continue to look for opportunities to expand our products and services. In our first eight years of operation, we have established a diverse product line, including commercial, mortgage and consumer loans as well as a full array of deposit products and services.

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

•

To expand our capacity to generate noninterest income through the sale of mortgage loans. In 2007 our mortgage company hired additional mortgage loan officers which should expand our ability to originate mortgage loans.

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

•

To target larger commercial customers. In 2006, we increased our capital by approximately $7.2 million through the exercise of common stock warrants issued in 2002. This increase in capital increased our legal lending limit to approximately $4,000,000 in 2006. Increasing our legal lending limit in 2006 helped us accommodate the borrowing needs of larger customers in 2007. Our net loans increased by $86 million in 2007 compared to a budgeted increase of $55 million, with the ability to accommodate larger customers playing a significant role in this increase.

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

Location and Market Area

Our strategy is to become the premier financial institution serving the Richmond metropolitan area. We recognized early on that to be successful with this strategy, we needed to grow aggressively, expanding our branch network to reach the most people possible. Initially, we focused our operations in Chesterfield County, Virginia, which, despite its potential for business development and population growth, has been underserved by community banks. Chesterfield’s resources are very favorable for businesses seeking a profitable and stable environment. The county offers superb commercial and industrial sites, an educated work force, well-designed and developed infrastructure and a competitive tax structure. Chesterfield has been awarded the U.S. Senate Gold Medallion for Productivity and Quality. The county has the highest bond rating from three rating agencies - Standard and Poors, Moody’s and Fitch.

Once we established a strong banking presence in the lucrative Chesterfield County market with seven branches, we continued the implementation of our strategy by expanding our franchise into other counties in the Richmond Metropolitan area. In addition to Chesterfield County, we have now opened two branches in Henrico County and one in Powhatan County, both of which along with Chesterfield have seen strong population growth in recent years. According to the U.S. Census Bureau, the 2000 population of Chesterfield County was 259,903, compared to 209,274 in 1990. The number of households in Chesterfield County climbed from 73,441 in 1990 to 93,772 in 2000. The projected figures for 2010 are a population of 319,000 in 117,500 households. The 2000 population of Henrico County was 262,300 compared to 217,849 in 1990. The number of households in 2000 was 108,121 compared to 89,138 in 1990. The projected figures for Henrico County for 2010 are a population of 291,000 in 122,900 households. These population figures place Henrico and Chesterfield, respectively, as the largest two counties in central Virginia and the third and fourth largest counties in the state. Powhatan County, though not as populous as Henrico and Chesterfield, had a population of 22,377 and household units of 7,509 in 2000, and an estimated population of 27,649 in 2006. As Chesterfield County has grown and matured, Powhatan has become the county for growth moving west.

Residential growth in Chesterfield, Henrico and Powhatan Counties remains strong. For the four quarters ended September 30, 2007, Chesterfield County issued 4,169 permits for new single-family homes, Henrico County issued 3,563 and Powhatan County issued 668. Unemployment percentages for Chesterfield, Henrico and Powhatan for the third quarter of 2007 were 2.6%, 2.7% and 2.3%, respectively, well below the national average of 4.7%. Developers continue to locate their planned communities in western Chesterfield County. The Winterpock area of Chesterfield County is expected to see substantial growth over the next six years, with the Deer Run development nearing completion and subdivisions such as Birkdale, Ashbrook, and Bayhill Point continuing their impressive growth. The primary road serving these growing subdivisions is Route 360, and all of these communities are within two miles of our Clover Hill branch. Henrico County has long been a strong bedroom community to Richmond. Many of the metropolitan Richmond area’s older upscale housing communities call Henrico home and the western part of Henrico has seen substantial growth in both new business as well as residential communities. The western section of Route 288, the circumferential highway around the Richmond Metropolitan area, was completed in 2004 and significantly improved access to and from Chesterfield County and Henrico County by the surrounding counties.

At December 31, 2007, we had ten full service banking offices, which were staffed by 41 full-time employees. Our senior staff averages more than 25 years of professional or banking experience. Our principal office, which houses our executive officers and loan department, was opened in November 2003 and is located at 1231 Alverser Drive, Midlothian, Virginia 23113. Our main telephone number is (804) 897-3900. Seven of our branch offices are located in Chesterfield County, with two branch offices in Henrico County and one in Powhatan County. Each branch office has been strategically located to be convenient to business and retail customers in the growth sectors of Chesterfield County.

In 2008 we will complete the construction of a new 80,000 square foot headquarters building located in Chesterfield County at the intersection of Route 60 (Midlothian Turnpike) and Route 288. We will occupy approximately half of this space, which will include a retail branch facility, and lease the remainder. We are currently scheduled to move into this facility in July 2008. We have a contract to sell our current principal office located at 1231 Alverser Drive, with closing on this sale to coincide with our move to the new building.

Other than the branch to be located in the new headquarters building, we have no plans to open more branches in 2008.

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

We offer a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. We also originate fixed and variable rate mortgage loans and real estate construction and acquisition loans. Residential loans originated by our mortgage company are usually sold in the secondary mortgage market.

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

Loan Portfolio. The net loan portfolio was $323,874,000 at December 31, 2007, which compares to $238,498,000 at December 31, 2006. The Company has enjoyed strong loan growth the last several years reflecting the strong economy in the market we serve. Loans grew by 27% in 2005, 40% in 2006, and 36% in 2007. Our loan customers are generally located in the Richmond metropolitan area. We do not have any subprime loans in our loan portfolio.

Commercial Business Lending. Our commercial business lending consists of lines of credit, revolving credit facilities, term loans, equipment loans, stand-by letters of credit and unsecured loans. Commercial loans are written for any business purpose including the financing of plant and equipment, carrying accounts receivable, general working capital, contract administration and acquisition activities. Our client base is diverse, and we do not have a concentration of loans in any specific industry segment. Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral such as marketable securities, cash value of life insurance, and time deposits. Commercial business loans have a higher degree of risk than residential mortgage loans, but have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of business borrowers. The availability of funds for the repayment of commercial business loans may substantially depend on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. All commercial loans we make have recourse under the terms of a promissory note. At December 31, 2007, commercial loans totaled $23,152,000, or 7.1% of the total loan portfolio.

Commercial Real Estate Lending. We finance commercial real estate for our clients and commercial real estate loans represent the largest segment of our loan portfolio. This segment of our loan portfolio has been the largest segment since 2004 due to the significant real estate opportunities in our market area. We generally will finance owner-occupied commercial real estate at an 80% loan-to-value ratio or less. In many cases our loan-to-value ratio is less than 80%, which provides us with a higher level of collateral security. Our underwriting policies and procedures focus on the borrower’s ability to repay the loan as well as assessment of the underlying real estate. Risks inherent in managing a commercial real estate loan portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate. We attempt to mitigate those risks by carefully underwriting loans of this type as well as following appropriate loan-to-value standards. Commercial real estate loans (generally owner occupied) at December 31, 2007 were $140,176,000, or 42.8% of the total loan portfolio.

Real Estate Construction Lending. This segment of our loan portfolio is predominately residential in nature and comprised of loans with short duration, meaning maturities of twelve months or less. Residential houses under construction and the underlying land for which the loan was obtained secure the construction loans. Construction lending entails significant risks compared with residential mortgage lending. These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land and home under construction, which is estimated prior to the completion of the home. Thus it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate these risks we generally limit loan amounts to 80% of appraised values on pre-sold homes and 75% on speculative homes, and obtain first lien positions on the property taken as security. Additionally, we offer real estate construction financing to individuals who have demonstrated the ability to obtain a permanent loan. At December 31, 2007, construction loans totaled $106,556,000, or 32.5% of the total loan portfolio.

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

Our current one-to-four-family residential adjustable rate mortgage loans have interest rates that adjust every 1, 3 and 5 years, generally in accordance with the rates on comparable U.S. Treasury bills. Our adjustable rate mortgage loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. There are risks resulting from increased costs to a borrower as a result of the periodic repricing mechanisms of these loans. Despite the benefits of adjustable rate mortgage loans to our asset/liability management, they pose additional risks, primarily because as interest rates rise, the underlying payments by the borrowers rise, increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. At December 31, 2007, $51,281,000, or 15.6% of our loan portfolio, consisted of residential mortgage loans.

Consumer Installment Lending. We offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the primary focus of our lending activities. Our general guideline is that a consumer’s total debt service should not exceed 40% of the consumer’s gross income. Our underwriting standards for consumer loans include making a determination of the applicant’s payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan. The stability of an applicant’s monthly income may be determined by verification of gross monthly income from primary employment and additionally from any verifiable secondary income. Consumer loans totaled $6,611,000 at December 31, 2007, which was 2.0% of the total loan portfolio.

Loan Commitments and Contingent Liabilities. In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities which are disclosed in the footnotes of our annual financial statements, including commitments to extend credit. At December 31, 2007, undisbursed credit lines, standby letters of credit and commitments to extend credit totaled $115,648,000.

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

In addition to the normal repayment risks, all loans in our portfolio are subject to the state of the economy and the related effects on the borrower and/or the real estate market. Generally, longer-term loans have periodic interest rate adjustments and/or call provisions. Our senior management monitors the loan portfolio closely to ensure that past due loans are minimized and that potential problem loans are swiftly dealt with. In addition to the internal business processes employed in the credit administration area, the Company utilizes an outside consulting firm to review the loan portfolio. A detailed annual review is performed, with an interim update occurring at least once a year. Results of the report are used to validate our internal loan ratings and to provide independent commentary on specific loans and loan administration activities.

Lending Limit. As of December 31, 2007, our legal lending limit for loans to one borrower was approximately $4,900,000. As part of our risk management strategy, we attempt to participate a portion of our larger loans to other financial institutions. This allows us to maintain customer relationships yet reduce credit exposure and stay within our legal lending limit.

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

For securities classified as available-for-sale securities, we will evaluate whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. There were no securities at December 31, 2007 where a decline in market value was considered other than temporary.

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

At June 30, 2007, the latest date such information is available from the FDIC, the Bank’s deposit market share in Chesterfield County was 7.17%.

Effect of Adverse Economic Conditions

Our business may be adversely affected by periods of economic slowdown or recession which may be accompanied by decreased demand for consumer credit and declining real estate values. Any material decline in real estate values could have a significant adverse effect on the operations of the Company as 90.9% of our loan portfolio is collateralized by real estate. Declines in real estate values can reduce projected cash flows from commercial properties and the ability of borrowers to use home equity to support borrowings and increase the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. In addition, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions.

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

Bank Regulation. As a Virginia state-chartered FDIC bank that is not a member of the Federal Reserve System, the Bank is subject to regulation, supervision and examination by the SCC’s Bureau of Financial Institutions (“BFI”). The Bank is also subject to regulation, supervision and examination by the FDIC. Federal law also governs the activities in which we may engage, the investments we may make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect our operations. Earnings are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including those referred to above. The following description summarizes some of the laws to which we are subject. The BFI and the FDIC will conduct regular examinations, reviewing such matters as the overall safety and soundness of the institution, the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of their operations. In addition to these regular examinations, we must furnish the FDIC with periodic reports containing a full and accurate statement of our affairs. Supervision, regulation and examination of banks by these agencies are intended primarily for the protection of depositors rather than shareholders.

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

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on depository institutions by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. Federal regulatory authorities also have broad enforcement powers over us, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors. Village Bank is currently classified as an adequately capitalized financial institution.

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

Employees

As of December 31, 2007, the Company and its subsidiaries had a total of 123 full-time employees and 7 part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Dependence on Key Personnel

Our growth and development to date have been largely dependent upon the services of Thomas W. Winfree, President and Chief Executive Officer, Jack M. Robeson, Senior Vice President/Lending, Raymond E. Sanders, Senior Vice President and Chief Operations Officer, Dennis J. Falk, Senior Vice President/Lending and Administration and C. Harril Whitehurst, Jr., Senior Vice President and Chief Financial Officer. The loss of the services of Messrs. Winfree, Robeson, Sanders, Falk or Whitehurst for any reason could have a material adverse effect on the Company.

Control by Certain Shareholders

The Company has one shareholder who owns 9.64% of its outstanding Common Stock. As a group, the Board of Directors and the Company’s Executive Officers control 20.91% of the outstanding Common Stock of the Company as of March 1, 2008. Accordingly, such persons, if they were to act in concert, would not have majority control of the Bank and would not have the ability to approve certain fundamental corporate transactions or the election of the Board of Directors.

ITEM 2 – DESCRIPTION OF PROPERTY

Our executive and administrative offices are located at 1231 Alverser Drive in Chesterfield County. We opened this office in November 2003. This office also houses our loan department. The two-story 8,000 square foot building, which has been substantially renovated, is owned by the bank. The cost of this building, including renovations and land, amounted to $1,205,000.

Our largest deposit branch office is located at 13531 Midlothian Turnpike in Chesterfield County. This was our initial office location and also housed our executive and administrative offices until the opening of the operations center on Alverser Drive. The building, which has been substantially renovated, is a two-story brick structure with a basement, consisting of approximately 3,500 square feet. It has five teller stations, three drive-up lanes and a drive-up ATM and night depository. Prior to December 31, 2002, this building was leased. It was purchased from our landlord on December 31, 2002 for $1,713,000.

We opened our second branch office at 6736 Southshore Drive at Route 360 (Hull Street Road) in Chesterfield County, in July 2002. The building is a one-story brick structure consisting of approximately 2,400 square feet. The branch location was purchased in June 2002 for $1,384,000. It has four teller stations, two drive-up lanes and a drive-up ATM and night depository.

We opened a third branch location at 4221 West Hundred Road in Chesterfield County, in April 2003. The building is a one-story brick structure with a basement consisting of approximately 1,800 square feet. It has four teller stations, one drive-up lane and a drive-up ATM and night depository. Initially this branch was leased for a term of five years commencing April 1, 2003 and ending March 31, 2008 for total lease payments of approximately $186,000 over the life of the lease. In December 2007, we purchased this branch for $450,000 and plan on spending another $100,000 in renovations in 2008.

We opened our fourth branch at 13521 Waterford Place in Chesterfield County, in October 2004 utilizing a mobile manufactured building which we purchased in April 2004 for $46,000. The permanent branch building, a one-story brick structure consisting of approximately 2,400 square feet, was completed in June 2005 and cost $955,000. It has three teller stations, two drive-up lanes and a drive-up ATM and night depository.

Our fifth branch, located at 6551 Centralia Road in Chesterfield County, opened in November 2005. The building is a one-story brick structure consisting of approximately 2,900 square feet. The branch is being leased for a term of eight years commencing November 19, 2005 and ending November 30, 2013 for total lease payments of approximately $672,000 over the life of the lease. It has five teller stations, two drive-up lanes and a drive-up ATM and night depository.

In March 2006 we opened our sixth office at 11450 Robious Road in Chesterfield County. We initially opened this branch with our mobile manufactured building and subsequently constructed a 2,400 square foot building that cost $1,860,000 and is owned by the Bank. This branch has three teller stations, two drive-up lanes, and a drive-up ATM and night depository.

Our seventh branch, located at 1650 Willow Lawn Drive in Henrico County, opened in May 2006. This was our first retail branch location outside Chesterfield County. The building is a three story brick structure. We lease the first floor consisting of approximately 3,000 square feet. The term of the lease is nine years commencing March 1, 2006 and ending February 28, 2016 with total lease payments of $842,000 over the life of the lease. It has four teller stations, three drive thru lanes, a drive-up ATM and night depository.

Our eighth branch, located at 1793 South Creek One in Powhatan County, opened in December 2006. This was our first branch located in Powhatan County. This 2,400 square foot structure cost $1,452,000 and has three teller stations, two drive-up lanes, a drive-up ATM and night depository. In addition to three teller stations, the building has offices to support retail, commercial and mortgage company staff.

Our ninth branch, located at 1120 Huguenot Road, opened in June 2007. This branch was a relocation of the retail branch facility that was located in the administrative offices on Alverser Drive. The two story structure consists of 3,514 square feet with offices on both the first and second floors. Village Bank purchased the land and improvements for $786,300 and spent $175,000 remodeling the interior and exterior of the building. There is also a land lease on .56 acres used for additional parking. The annual lease expense on the land lease is $33,275.

Our tenth branch, located at 1401 Santa Rosa Road, opened in August 2007 and is our second branch located in Henrico County. This 2,400 square foot structure cost $1,370,000 and has three teller stations, two drive-up lanes, a drive-up ATM and night depository. In addition to three teller stations, the building has offices to support retail, commercial and mortgage company staff.

In 2008 we will complete the construction of a new 80,000 square foot headquarters building located in Chesterfield County at the intersection of Route 60 (Midlothian Turnpike) and Route 288. We will occupy approximately half of this space, which will include a retail branch facility, and lease the remainder. We are currently scheduled to move into this facility in July 2008. The cost of this building, including land, will be approximately $13.5 million. Through December 31, 2007, we have acquired the land for $1.7 million and made progress payments on the construction of the building of $5 million. We are currently negotiating a contract to sell our current principal office located at 1231 Alverser Drive, with closing on this sale to coincide with our move to the new building.

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

PART II

ITEM 5 – MARKET FOR COMMON EQUITY

AND RELATED STOCKHOLDER MATTERS

Market Price of and Cash Dividends on the Company’s Common Equity

Shares of the Company’s Common Stock trade on the Nasdaq Capital Market under the symbol “VBFC”. The high and low closing prices of shares of the Company’s Common Stock for the periods indicated were as follows:

	High	Low
2006
1st quarter	$ 14.35	$ 12.50
2nd quarter	14.25	12.50
3rd quarter	14.75	13.00
4th quarter	14.55	13.55

2007
1st quarter	$ 16.00	$ 13.55
2nd quarter	17.44	15.01
3rd quarter	17.44	14.53
4th quarter	15.75	10.00

At March 21, 2008, there were approximately 962 holders of record of Common Stock.

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

The Company did not repurchase any of its Common Stock during the fourth quarter of 2007.

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

The Company had earnings of $1,001,000 in 2007 as compared to earnings of $1,399,000 in 2006 and $1,231,000 in 2005. Pretax income for 2007 amounted to $1,517,000 compared to $2,102,000 in 2006 and $1,699,000 in 2005, representing a decrease of 28% in 2007 and an increase of 24% in 2006.

2007 was a challenging year for the banking industry and the economy as a whole. During the first half of the year, the cost of bank liabilities was increasing as long-term deposits were repricing at higher interest rates thus reducing net interest margins. Then in the latter half of 2007, the financial markets experienced significant turmoil due to the crash of the subprime mortgage loan market, with many banks recording significant write-downs of subprime mortgage loan related assets. As the mortgage market collapsed, home values, which had provided the fuel for consumer spending in recent years, declined and the potential for an economic recession became real. In reaction first to the mortgage market collapse and most recently to the real possibility of a recession, the Federal Open Market Committee of the Federal Reserve reduced short-term interest rates significantly in the last three months of 2007 and has continued to decrease rates in 2008.

These events have had an impact on our operations. On the positive side, it is important to note that we have never owned nor have we ever originated subprime mortgage loan product. We have no exposure to the collapse of this market, and, in fact, are confident that our asset quality continues to be strong. On the negative side, the decline in short-term interest rates by the Federal Reserve negatively impacted our earnings in the fourth quarter of 2007 and will likely continue to depress our earnings in 2008. This negative impact on our earnings is a result of a significant portion of our loan portfolio, the primary source of revenue to Village Bank, having interest rates that adjust according to the direction of short-term interest rates. Accordingly, as short-term rates are reduced by the Federal Reserve, the income from our loan portfolio is reduced. While the reduction of short-term interest rates will also reduce the rates we pay on deposits, our largest expense, the reduction in interest rates paid on deposits will be slower than the reduction of interest rates on our loan portfolio as deposits generally do not reprice as quickly as loans. Consequently, our net interest income, the primary source of our earnings, will be negatively impacted as long as short-term interest rates continue to be reduced by the Federal Reserve.

Total assets increased to $393,264,000 at December 31, 2007 from $291,218,000 at December 31, 2006 and $214,975,000 at December 31, 2005. This represents a three year growth rate in total assets of 35%. This growth in total assets during the last three years resulted from the growth of our business and customer base and has been responsible for our continued earnings. However, this growth has been driven primarily by lending on real estate. Any material decline in real estate values could have a significant adverse effect on the future growth and profitability of the Company as 90.9% of our loan portfolio at December 31, 2007 is collateralized by real estate. Declines in real estate values can reduce projected cash flows from commercial properties and the ability of borrowers to use home equity to support borrowings and increase the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. In addition, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions.

The following presents management’s discussion and analysis of the financial condition of the Company at December 31, 2007 and 2006, and results of operations for the Company for the years ended December 31, 2007, 2006 and 2005. This discussion should be read in conjunction with the Company’s audited Financial Statements and the notes thereto appearing elsewhere in this report.

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

Results of operations

We recorded net income of $1,001,000, or $0.37 per fully diluted share, in 2007, compared to net income of $1,399,000, or $0.59 per fully diluted share, in 2006, and $1,231,000, or $0.61 per fully diluted share, in 2005.

The continued success in our results of operations over the last three years is primarily attributable to the Company’s strong growth. Loans and deposits, the primary sources of income and expense for the Company, have grown as follows:

	Loans, net	Deposits

December 31, 2004	$ 134,162,293	$ 140,027,386

Growth in 2005
Amount	36,284,980	46,725,421
Percentage	27%	33%

December 31, 2005	170,447,273	186,752,807

Growth in 2006
Amount	68,051,145	66,557,074
Percentage	40%	36%

December 31, 2006	238,498,418	253,309,881

Growth in 2007
Amount	85,375,322	85,987,377
Percentage	36%	34%

December 31, 2007	323,873,740	339,297,258

Three year average
growth rate	34%	34%

This growth in loans and deposits resulted in net interest income increasing from $7,048,000 in 2005, to $10,233,000 in 2006 and to $11,859,000 in 2007. As we continue to grow, we expect this trend of increasing net interest income to continue. However, as noted previously, our growth in net interest income was slowed in 2007 due to rising funding costs and declining asset yields in the latter part of the year. We expect this trend of a slowing increase in net interest income to continue in 2008 as asset yields decline faster than funding costs as the Federal Reserve continues to decrease short-term interest rates.

Noninterest income increased to $2,667,000 in 2007 from $2,483,000 in 2006, an increase of $184,000, or 7%. This increase was attributable to increased service charges and fees on transactional deposit accounts as such deposits grew by $6,063,000, or 12%, in 2007. The growth in deposits is a result of the maturing of our branch network. Noninterest income declined to $2,483,000 in 2006 from $2,890,000 in 2005, a decline of $407,000, or 14%. This decline was primarily attributable to a decline in the profitability of Village Bank Mortgage. Gain on sale of loans, which is attributable Village Bank Mortgage’s operations, declined from $1,967,000 in 2005 to $1,519,000 in 2006, a decline of $448,000, or 23%. This decline occurred because rising interest rates as well as higher real estate values slowed the sale of homes and originations of loans to be sold.

Noninterest expense increased from $7,778,000 in 2005, to $9,817,000 in 2006 and to $11,821,000 in 2007. These increases in noninterest expense resulted primarily from the addition of new branches and the growth in the Company overall. The primary increase in noninterest expense over the last three years has come in salaries and benefits, which increased from $4,345,000 in 2005 to $5,728,000 in 2006, and to $6,843,000 in 2007. Other growth related increases were increases in occupancy of $219,000 and equipment of $143,000. Also contributing to the increase in 2007 were increases in the FDIC insurance premium of $109,000 and the franchise tax of $90,000.

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

Net interest income for 2007, 2006 and 2005 was $11,859,000, $10,233,000, and $7,048,000, respectively. The increases in net interest income of $1,626,000, or 16%, in 2007 and $3,185,000, or 45%, in 2006 are a direct result of increases in loans, from $238,498,000 at December 31, 2006 to $323,874,000 at December 31, 2007, an increase of $85,376,000, or 36%, and from $170,447,000 at December 31, 2005 to $238,498,000 at December 31, 2006, an increase of $68,051,000, or 40%. These increases in loans were funded primarily by increases in deposits. Net interest income in 2006 was also positively affected by an increase in our net interest margin from 4.15% in 2005 to 4.48% in 2006. However, our net interest margin declined to 3.80% in 2007 which had a negative impact on net interest income in 2007.

Average interest-earning assets increased by $83,744,000, or 37%, in 2007 and by $58,753,000, or 35%, in 2006. These increases in interest-earning assets were due primarily to the growth of our loan portfolio. The average yield on interest-earning assets decreased to 8.22% in 2007 from 8.33% in 2006, but was still higher than the 7.03% in 2005. Many of our loans are indexed to short-term rates affected by the Federal Reserve's decisions about short-term interest rates, and, accordingly, as the Federal Reserve increases or decreases short-term rates, our interest margin is affected. As the Federal Reserve decreased interest rates in the latter half of 2007 the average yield on our interest-earning assets decreased. However, during 2005 and 2006 the Federal Reserve was increasing short-term interest rates which resulted in increased yields on our interest-earning assets.

Our average interest-bearing liabilities increased by $81,978,000, or 40%, in 2007 and by $50,976,000, or 34%, in 2006. These increases in interest-bearing liabilities were due primarily to strong growth in deposits of $75,640,000 in 2007 and $53,023,000 in 2006. The average cost of interest-bearing liabilities increased to 4.84% in 2007 from 4.33% in 2006 and 3.21% in 2005. This significant increase in our cost of funds over the last two years has had a detrimental affect on our profitability and is a result of increases of short-term interest rates by the Federal Reserve in 2005 and 2006. As with our interest-earning assets, the recent declines in the short-term interest rates by the Federal Reserve will also reduce the interest rates we pay on interest-bearing liabilities, however, the reduction in interest rates on our interest-bearing liabilities will be slower than the reduction of interest rates on our interest-earning assets as the liabilities generally do not reprice as quickly as the assets. Consequently, our net interest income, the primary source of our earnings, will be negatively impacted as long as short-term interest rates continue to be reduced by the Federal Reserve. See “Interest rate sensitivity” on page 31 for further discussion of the repricing of assets and liabilities.

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

Average Balance Sheets
(In thousands)

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
		Interest	Annualized		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$ 21,791	$ 1,795	8.24%	$ 17,694	$ 1,492	8.43%	$ 46,618	$ 3,257	6.99%
Real estate - residential	42,461	3,418	8.05%	31,713	2,554	8.05%	23,057	1,610	6.98%
Real estate - commercial	120,797	9,722	8.05%	81,444	6,344	7.79%	33,296	2,651	7.96%
Real estate - construction	92,886	8,707	9.37%	69,038	6,906	10.00%	35,890	2,796	7.79%
Consumer	6,488	582	8.97%	6,088	540	8.87%	11,571	884	7.64%
Gross loans	284,423	24,224	8.52%	205,977	17,836	8.66%	150,432	11,198	7.44%
Investment securities	16,471	847	5.14%	8,152	607	7.45%	4,035	139	3.44%
Loans held for sale	2,368	155	6.55%	1,889	126	6.67%	2,740	163	5.95%
Federal funds and other	8,877	439	4.95%	12,377	450	3.64%	12,435	425	3.42%
Total interest earning assets	312,139	25,665	8.22%	228,395	19,019	8.33%	169,642	11,925	7.03%
Allowance for loan losses	(2,956)			(2,195)			(1,671)
Cash and due from banks	5,169			5,126			5,694
Premises and equipment, net	13,901			7,851			6,619
Other assets	9,497			7,383			4,215
Total assets	$ 337,750			$ 246,560			$ 184,499

Interest bearing deposits
Interest checking	10,454	104	0.99%	$ 7,744	$ 88	1.14%	$ 6,850	$ 52	0.76%
Money market	21,618	726	3.36%	21,722	711	3.27%	24,600	622	2.53%
Savings	3,669	42	1.14%	4,124	47	1.14%	4,805	54	1.12%
Certificates	233,408	12,078	5.17%	159,918	7,432	4.65%	107,230	3,738	3.49%
Total deposits	269,149	12,950	4.81%	193,508	8,278	4.28%	143,485	4,466	3.11%
Borrowings
Long-tern debt - trust
preferred securities	6,173	447	7.24%	5,155	368	7.14%	4,392	239	5.44%
FHLB advances	7,945	340	4.22%	4,000	126	4.22%	4,000	169	4.23%
Other borrowings	1,748	70	1.77%	374	14	1.77%	184	3	1.63%
Total interest bearing liabilities	285,015	13,807	4.84%	203,037	8,786	4.33%	152,061	4,877	3.21%
Noninterest bearing deposits	22,686			19,976			14,864
Other liabilities	2,251			1,270			1,163
Total liabilities	309,952			224,283			168,088
Equity capital	27,798			22,279			16,411
Total liabilities and capital	$ 337,750			$ 246,562			$ 184,499

Net interest income before
provision for loan losses		$11,858			$ 10,233			$ 7,048
Interest spread - average yield
on interest earning assets,
less average rate on
interest bearing liabilities			3.38%			4.00%			3.82%
Annualized net interest margin
(net interest income
expressed as a percentage
of average earning assets)			3.80%			4.48%			4.15%

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

Rate/Volume Analysis
(In thousands)

	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans	$ 6,629	$ (212)	$ 6,417	$ 4,357	$ 2,244	$ 6,601
Investment securities	344	(104)	240	219	249	468
Fed funds sold and other	40	(51)	(11)	(2)	27	25
Total interest income	7,013	(367)	6,646	4,574	2,520	7,094

Interest expense
Deposits
Interest checking	25	(9)	16	7	29	36
Money market accounts	(3)	18	15	(59)	148	89
Savings accounts	(5)	-	(5)	(8)	1	(7)
Certificates of deposit	3,725	920	4,645	2,202	1,492	3,694
Total deposits	3,742	928	4,671	2,142	1,670	3,812
Borrowings
Long-term debt	13	66	79	19	110	129
FHLB Advances	157	57	214	-	(43)	(43)
Other borrowings	56	-	56	11	-	11
Total interest expense	3,968	1,051	5,020	2,172	1,737	3,909

Net interest income	$ 3,045	$(1,419)	$ 1,626	$ 2,402	$ 783	$ 3,185

Provision for loan losses

The provision for loan losses for 2007, 2006 and 2005 was $1,187,000, $796,000, and $461,000, respectively. The increases of 49% in 2007 and 73% in 2006 are a result of a continued increase in gross loans outstanding. Gross loans increased by $86,386,000 in 2007 and $68,645,000 in 2006. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, and gains and losses on sale of mortgage loans and securities held for sale. Over the last three years the most significant noninterest income item has been gain on loan sales generated by Village Bank Mortgage, representing 68%, 61% and 57% of total noninterest income in 2005, 2006 and 2007, respectively. Noninterest income amounted to $2,890,000 in 2005, $2,483,000 in 2006 and $2,667,000 in 2007. The decrease in noninterest income in 2006 of $407,000 was primarily attributable to the ability of Village Bank Mortgage to generate gains on loan sales. Gains on loan sales decreased from $1,967,000 in 2005 to $1,519,000. In 2006, as interest rates continued to increase and real estate values escalated, the residential real estate market slowed down resulting in lower mortgage loan production by Village Bank Mortgage. The mortgage banking business tends to be cyclical and its profitability is dependent on the strength of the residential real estate market.

The increase in noninterest income in 2007 of $184,000 was attributable to increased service charges and fees on transactional deposit accounts as such deposits grew by $6,063,000, or 12%, in 2007. The growth in transactional deposits is a result of the maturing of our branch network.

Noninterest expense

Noninterest expense includes all expenses of the Company with the exception of interest expense on deposits and borrowings, provision for loan losses and income taxes. Some of the primary components of noninterest expense are salaries and benefits, and occupancy and equipment costs. Noninterest expense increased from $7,778,000 in 2005, to $9,817,000 in 2006 and to $11,821,000 in 2007. These increases in noninterest expense resulted from the addition of new branches and the growth in the Company overall. The primary increase in noninterest expense over the last three years has come in salaries and benefits, which increased from $4,345,000 in 2005 to $5,728,000 in 2006, and to $6,843,000 in 2007. Other growth related increases were increases in occupancy of $219,000 and equipment of $143,000. Also contributing to the increase in 2007 were increases in the FDIC insurance premium of $109,000 and the franchise tax of $90,000.

Income taxes

Tax expense amounted to $516,000, $703,000 and $468,000 in 2007, 2006 and 2005, respectively. The $187,000 decline in income tax expense in 2007 was attributable to the lower taxable income in 2007. The $235,000 increase in 2006 was a result of higher taxable income in 2006 as well as a $118,000 reduction of tax expense in 2005 related to net operating loss carryforwards from prior years. The Company utilized all its net operating loss carryforwards at December 31, 2005.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Bank recorded a franchise tax expense of $210,000, $122,000 and $120,000 for 2007, 2006 and 2005, respectively.

Loans

The following tables present the composition of our loan portfolio at the dates indicated and maturities of selected loans at December 31, 2007.

Loan Portfolio, Net
(In thousands)

	December 31,
	2007	2006	2005	2004	2003

Commercial	$ 23,152	$ 17,889	$ 14,121	$ 40,491	$ 32,822
Real estate - residential	51,281	36,408	30,043	15,395	14,279
Real estate - commercial	140,176	100,039	66,274	45,121	16,500
Real estate - construction	106,556	80,324	56,146	30,870	25,627
Consumer	6,611	6,730	6,161	4,130	3,836

Total loans	327,776	241,390	172,745	136,007	93,064
Less: unearned income, net	(433)	(339)	(367)	(331)	(404)
Less: Allowance for loan losses	(3,469)	(2,553)	(1,931)	(1,514)	(1,138)

Total loans, net	$ 323,874	$ 238,498	$ 170,447	$ 134,162	$ 91,522

Maturities of Selected Loans
December 31, 2007
(In thousands)

		Fixed Rate			Variable Rate
	Within	1 to 5	After		1 to 5	After		Total
	1 Year	Years	5 Years	Total	Years	5 Years	Total	Maturities

Commercial	$12,385	6,423	$ 4,220	$10,643	$ 124	$ -	$ 124	$23,152
Real estate
Commercial	47,558	9,624	54,900	64,524	28,094	-	28,094	140,176
Construction	87,601	15,689	2,503	18,192	763	-	763	106,556
Residential	266	5,335	25,918	31,253	19,762	-	19,762	51,281

Allowance for loan losses

The allowance for loan losses was $3,469,000, $2,553,000 and $1,931,000 at December 31, 2007, 2006 and 2005, respectively. The ratio of the allowance for loan losses to gross loans was 1.06% at December 31, 2007 and December 31, 2006, and 1.12% at December 31, 2005. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. We believe the amount of the allowance for loan losses at December 31, 2007 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Year Ended December 31,
	2007	2006	2005	2004	2003

Beginning balance	$ 2,553	$ 1,931	$ 1,514	$ 1,138	$ 755
Provision for loan losses	1,187	796	461	533	399
Charge-offs
Commercial	(31)	(183)	-	(89)	(55)
Construction	(66)	-	-	-	-
Consumer	(54)	(72)	(46)	(48)	-
Mortgage	(120)	-	-	(21)	-
	(271)	(255)	(46)	(158)	(55)
Recoveries
Commercial	-	74	-	-	-
Consumer	-	7	2	1	-
	-	81	2	1	-
Acquisition of Community First	-	-	-	-	39

Ending balance	$ 3,469	$ 2,553	$ 1,931	$ 1,514	$ 1,138

Loans outstanding at end of year (1)	$ 327,343	$ 241,051	$ 172,378	$ 135,676	$ 92,660
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of year	1.06%	1.06%	1.12%	1.12%	1.23%

Average loans outstanding for the year (1)	$ 284,423	$ 205,977	$ 150,432	$ 111,829	$ 72,169
Ratio of net charge-offs to average loans
outstanding for the year	0.10%	0.12%	0.03%	0.14%	0.08%

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

Allocation of the Allowance for Loan Losses
(In thousands)

	December 31, 2007		December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003
	Total	%	Total	%	Total	%	Total	%	Total	%

Commercial	$ 479	13.8%	$ 377	14.8%	$ 568	29.5%	$ 653	43.2%	$ 571	50.2%
Real estate
Residential	712	20.5%	512	20.1%	358	18.5%	97	6.4%	71	6.2%
Commercial	1,204	34.7%	884	34.5%	444	23.0%	474	31.3%	225	19.8%
Construction	989	28.5%	694	27.2%	485	25.1%	205	13.5%	172	15.1%
Consumer	85	2.5%	86	3.4%	76	3.9%	85	5.6%	99	8.7%

Total	$ 3,469	100.0%	$ 2,553	100.0%	$ 1,931	100.0%	$ 1,514	100.0%	$ 1,138	100.0%

Asset quality

The following table summarizes asset quality information at the dates indicated:

Asset Quality
(In thousands)
	December 31,
	2007	2006	2005	2004	2003

Nonaccrual loans	$ 2,585	$ 2,801	$ 1,834	$ 473	$ 336
Restructured loans	-	-	-	-	-
Foreclosed properties	270	-	-	-	-

Total nonperforming assets	$ 2,855	$ 2,801	$ 1,834	$ 473	$ 336
Loans past due 90 days and still accruing
(not included in nonaccrual loans above)	$ 1,219	$ 6,520	$ 4,932	$ 1,134	$ 654

Nonperforming assets to loans at end of year (1)	0.87%	1.16%	1.06%	0.35%	0.36%

Nonperforming assets to total assets	0.73%	0.96%	0.85%	0.30%	0.29%

Allowance for loan losses to nonaccrual loans	134.2%	91.1%	105.3%	320.1%	338.7%

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

At December 31, 2007, the Company had eleven loans totaling $959,000 which were considered impaired and have specific allowances for loan losses totaling $200,000. The gross interest income that would have been earned in 2007 if the loans classified as nonaccrual had been current in accordance with the original terms was $93,000. Sixteen loans totaling $1,219,000 at December 31, 2007 were past due 90 days or more and interest was still being accrued as such amounts were considered collectible.

Investment portfolio

At December 31, 2007 and 2006, all of our securities were classified as available-for-sale. The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(Dollars in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
December 31, 2007
US Government Agencies
Within one year	$ 1,600	$ 1,579	$ (3)	$ 1,576	4.22%
One to five years	360	360	(3)	357	4.65%
More than five years	9,790	9,730	75	9,805	5.56%
Total	11,750	11,669	69	11,738	5.35%
Mortgage-backed securities
More than five years	40	40	1	41	3.61%
Other investments
More than five years	2,000	1,968	(36)	1,932	5.65%
Total investment securities	$ 13,790	$ 13,677	$ 34	$ 13,711	5.39%

December 31, 2006
US Government Agencies
Within one year	$ 605	$ 597	$ -	$ 597	5.22%
One to five years	360	360	(9)	351	4.65%
More than five years	11,789	11,789	(27)	11,762	5.83%
Total	12,754	12,746	(36)	12,710	5.77%
Mortgage-backed securities
More than five years	77	77	1	78	3.57%
Total investment securities	$ 12,831	$ 12,823	$ (35)	$ 12,788	5.75%

Deposits

The following table gives the composition of our deposits at the dates indicated.

Deposits
(In thousands)

	December 31, 2007		December 31, 2006		December 31, 2005
	Amount	%	Amount	%	Amount	%

Demand accounts	$ 23,223	6.8%	$ 22,381	8.8%	$ 22,381	8.8%
Interest checking accounts	10,518	3.1%	9,415	3.7%	9,415	3.7%
Money market accounts	22,060	6.5%	17,942	7.1%	17,942	7.1%
Savings accounts	3,373	1.0%	4,107	1.6%	4,107	1.6%
Time deposits of $100,000 and over	101,987	30.1%	66,423	26.2%	66,423	26.2%
Other time deposits	178,136	52.5%	133,042	52.5%	133,042	52.5%

Total	$ 339,297	100.0%	$ 253,310	100.0%	$ 253,310	100.0%

Total deposits increased by 34%, 36% and 33% in 2007, 2006 and 2005, respectively.

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

The following table is a schedule of average balances and average rates paid for each deposit category for the periods presented:

Average Deposits and Rates Paid
(In thousands)

	Year Ended December 31,
	2007		2006		2005
Account Type	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand accounts	$ 22,686	-	$ 19,976	-	$ 14,864	-
Interest-bearing deposits
Interest checking accounts	10,454	0.99%	7,744	1.14%	6,850	0.76%
Money market accounts	21,618	3.36%	21,722	3.28%	24,600	2.53%
Savings accounts	3,669	1.16%	4,124	1.14%	4,805	1.12%
Time deposits of $100,000 and over	81,828	5.23%	51,654	4.75%	34,519	3.48%
Other time deposits	151,580	5.14%	108,264	4.60%	72,711	3.49%
Total interest-bearing deposits	269,149	4.81%	193,508	4.28%	143,485	3.11%

Total average deposits	$291,835		$213,484		$158,349

The following table is a schedule of maturities for time deposits of $100,000 or more at December 31, 2007.

Maturities of Time Deposits of $100,000 or More
(In thousands)

Due within three months	$ 24,194
Due after three months through six months	18,569
Due after six months through twelve months	29,596
Over twelve months	29,628

$ 101,987

Borrowings

We utilize borrowings to supplement deposits when they are available at a lower overall cost to us or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $12,000,000 and $4,000,000 at December 31, 2007 and 2006 respectively. The FHLB advances are secured by the pledge of residential mortgage loans and our FHLB stock. Available borrowings at December 31, 2007 were approximately $25 million.

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. We did not have any purchased federal funds at December 31, 2007 or 2006.

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

Capital resources

Stockholders’ equity at December 31, 2007 was $26,893,000, compared to $25,644,000 at December 31, 2006 and $17,152,000 at December 31, 2005. The $1,249,000 increase in equity during 2007 was due primarily to net income of $1,001,000 for 2007 and $192,000 in increase in the market value of investments. The $8,492,000 increase in equity during 2006 was due to net income of $1,399,000 for 2006 and proceeds from the issuance of common stock of $7,227,000. The proceeds from the issuance of stock was attributable to the exercise of stock warrants and related issuance of common stock discussed in Note 12 of the Notes to Consolidated Financial Statements and, to a much lesser extent, the exercise of stock options.

During the first quarter of 2005, the Company issued $5.2 million in Trust Preferred Capital Notes to increase its regulatory capital and to help fund its expected growth in 2005. During the third quarter of 2007, the Company issued $3.6 million in Trust Preferred Capital Notes to partially fund the construction of an 80,000 square foot headquarters building scheduled for completion in January 2008. The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. See Note 14 of the Notes to Consolidated Financial Statements for a more detailed discussion of the Trust Preferred Capital Notes.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands)
	As of December 31,
	2007	2006	2005

Tier 1 capital
Common stock	$ 10,304	$ 10,248	$ 7,418
Additional paid-in capital	13,726	13,589	9,192
Retained earnings (deficit)	2,986	1,985	585
Qualifying trust preferred securities	8,500	5,000	5,000
Total equity	35,516	30,822	22,195
Less: goodwill	(689)	(689)	(689)
Total Tier 1 capital	34,827	30,133	21,506

Tier 2 capital
Allowance for loan losses	3,469	2,553	1,931
Total Tier 2 capital	3,469	2,553	1,931

Total risk-based capital	38,296	32,686	23,437

Risk-weighted assets	$ 378,020	$ 275,323	$ 191,413

Capital ratios
Tier 1 capital to risk-weighted assets	9.2%	10.8%	11.2%
Total capital to risk-weighted assets	10.1%	11.8%	12.2%
Leverage ratio (Tier 1 capital to
average assets)	9.1%	10.6%	10.0%
Equity to total assets	6.8%	8.8%	8.0%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank meets the criteria to be categorized as an “adequately capitalized” institution as of December 31, 2007. Prior to June 30, 2007, the Bank met the criteria to be classified as a “well capitalized” institution. When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29. In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At December 31, 2007, cash, cash equivalents and investment securities available-for-sale totaled $35,826,000, or 9.1% of total assets.

At December 31, 2007, we had commitments to originate $115,648,000 of loans. Fixed commitments to incur capital expenditures were $6,737,000 at December 31, 2007 and related to the completion of our 80,000 square foot headquarters building scheduled for completion in January 2008. Certificates of deposit scheduled to mature in the 12-month period ending December 31, 2008 total $195,856,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at December 31, 2007. The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Village Bank and Trust Financial Corp.
Interest Rate Sensitivity GAP Analysis
December 31, 2007
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 8,108	$ 3,046	$ 9,605	$ 8,119	$ 75,663	$ 104,541
Variable rate	157,316	6,213	4,873	14,933	39,900	223,235
Investment securities	-	1,577	-	357	11,777	13,711
Loans held for sale	3,490	-	-	-	-	3,490
Federal funds sold	16,363	-	-	-	-	16,363

Total rate sensitive assets	185,277	10,836	14,478	23,409	127,340	361,340
Cumulative rate sensitive assets	185,277	196,113	210,591	234,000	361,340

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	10,517	-	10,517
Money market accounts	22,060	-	-	-	-	22,060
Savings (2)	-	-	-	3,373	-	3,373
Certificates of deposit	60,130	52,382	83,344	63,036	21,231	280,123
FHLB advances	2,000	-	-	10,000	-	12,000
Trust Preferred Securities	-	-	-	-	8,764	8,764
Federal funds purchased	-	-	-	-	-	-
Other borrowings	1,137	-	-	2,836	-	3,973

Total rate sensitive liabilities	85,327	52,382	83,344	89,762	29,995	340,810
Cumulative rate sensitive liabilities	85,327	137,709	221,053	310,815	340,810

Rate sensitivity gap for period	$ 99,950	$ (41,546)	$ (68,866)	$ (66,353)	$ 97,345	$ 20,530
Cumulative rate sensitivity gap	$ 99,950	$ 58,404	$ (10,462)	$ (76,815)	$ 20,530

Ratio of cumulative gap to total assets	25.4%	14.9%	(2.7)%	(19.5)%	5.2%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	217.1%	142.4%	95.3%	75.3%	106.0%
Ratio of cumulative gap to cumulative
rate sensitive assets	53.9%	29.8%	(5.0)%	(32.8)%	5.7%

(1) Includes nonaccrual loans of approximately $2,585,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At December 31, 2007, our liabilities that reprice within one year exceeded assets that reprice within one year by $10,462,000 and therefore we were in a liability-sensitive position. A negative gap can adversely affect earnings in periods of increasing interest rates. This negative position is due primarily to the short maturity of certificates of deposit.

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

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loan losses. This estimate of losses is compared to our allowance for loan losses as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Financial Statements.

New accounting standards

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations, to further enhance the accounting and financial reporting related to business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Corporation’s adoption of SFAS No. 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Corporation beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Corporation’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. SFAS No. 159 is effective for the Corporation beginning January 1, 2008. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Corporation’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, to create accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (1) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (2) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value, and (5) entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and prohibits early adoption. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Corporation’s results of operations or financial position.

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

ITEM 7 – FINANCIAL STATEMENTS

Audited Financial Statements

The following 2007 Financial Statements of Village Bank and Trust Financial Corp. are included after the signature pages:

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

MANAGEMENT’S REPORT ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management regularly monitors its internal control over financial reporting and takes appropriate action to correct any deficiencies that may be identified.

Management assessed the Company’s internal control over financial reporting as of December 31, 2007. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, internal control effectiveness may vary over time.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Thomas W. Winfree
President and Chief Executive Officer

/s/ C. Harril Whitehurst, Jr.
Senior Vice President and Chief Financial Officer

February 5, 2008
Date

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 9 is contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10 – EXECUTIVE COMPENSATION

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 10 is contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 11 is contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 12 is contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13 – EXHIBITS

Exhibit

Number	Description

3.1	Articles of Incorporation of Village Bank and Trust Financial Corp. restated in electronic format only as of May 18, 2005.

3.2	Bylaws of Village Bank and Trust Financial Corp., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007.

10.1	Incentive Plan, as amended and restated May 23, 2006, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-QSB for the period ended June 30, 2006. *

10.2	Organizational Investors Warrant Plan, incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-KSB for the year ended December 31, 2004.

10.3	Shareholder Loan Referral Warrant Plan, incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction E(3) of Form 10-KSB, the information required to be disclosed in this Item 14 is contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: March 25, 2008	By:/s/ Thomas W. Winfree

Thomas W. Winfree

President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas W. Winfree	President and Chief Executive	March 25, 2008
Thomas W. Winfree	Officer and Director (Principal Executive Officer)
/s/ C. Harril Whitehurst, Jr.	Senior Vice President and Chief	March 25, 2008
C. Harril Whitehurst, Jr.	Financial Officer (Principal Financial and Accounting Officer)
/s/ R. T. Avery, III	Director	March 25, 2008
R.T. Avery, III
/s/ Donald J. Balzer, Jr.	Director and	March 25, 2008
Donald J. Balzer, Jr.	Vice Chairman of the Board
/s/ Craig D. Bell	Director and	March 25, 2008
Craig D. Bell	Chairman of the Board
/s/ William B. Chandler	Director	March 25, 2008
William B. Chandler
/s/ R. Calvert Esleeck, Jr.	Director	March 25, 2008
R. Calvert Esleeck, Jr.
/s/ Dean Patrick	Director	March 25, 2008
Dean Patrick

Signature	Title	Date
/s/ George R. Whittemore	Director	March 25, 2008
George R. Whittemore
/s/ Michael L. Toalson	Director	March 25, 2008
Michael L. Toalson

Report of Independent Registered Public Accounting Firm

Board of Directors

Village Bank and Trust Financial Corp.

Midlothian, Virginia

We have audited the accompanying consolidated balance sheets of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Richmond, Virginia

March 17, 2008

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
Assets
Cash and due from banks	$ 5,752,332	$ 5,702,401
Federal funds sold	16,362,672	11,496,102
Investment securities available for sale	13,711,399	12,787,644
Loans held for sale	3,489,886	3,149,178
Loans
Outstandings	327,775,829	241,389,621
Allowance for loan losses	(3,469,273)	(2,552,607)
Unearned income	(432,816)	(338,596)
Loans, net	323,873,740	238,498,418
Premises and equipment, net	19,162,054	11,676,854
Accrued interest receivable	2,752,755	2,301,264
Goodwill	689,108	689,108
Other assets	7,470,053	4,916,791

	$ 393,263,999	$ 291,217,760

Liabilities and Stockholders' Equity
Liabilities
Deposits	$ 339,297,258	$ 253,309,881
Federal Home Loan Bank advances	12,000,000	4,000,000
Long-term debt - trust preferred securities	8,764,000	5,155,000
Other borrowings	3,972,569	704,265
Accrued interest payable	587,980	429,986
Other liabilities	1,748,893	1,974,513
Total liabilities	366,370,700	265,573,645

Stockholders' Equity
Preferred stock, $1 par value - 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $4 par value - 10,000,000 shares authorized;	10,303,940	10,248,352
2,575,985 shares issued and outstanding at December 31, 2007,
2,562,088 shares issued and outstanding at December 31, 2006
Additional paid-in capital	13,726,269	13,588,888
Accumulated other comprehensive income (loss)	(122,607)	(177,759)
Retained earnings	2,985,697	1,984,634
Total stockholders' equity	26,893,299	25,644,115

	$ 393,263,999	$ 291,217,760

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Interest income
Loans	$ 24,379,103	$ 17,961,729	$ 11,360,536
Investment securities	847,364	450,044	139,229
Federal funds sold and other	438,768	607,338	425,368
Total interest income	25,665,235	19,019,111	11,925,133

Interest expense
Deposits	12,949,807	8,278,308	4,466,396
Borrowed funds	856,908	508,292	410,980
Total interest expense	13,806,715	8,786,600	4,877,376

Net interest income	11,858,520	10,232,511	7,047,757
Provision for loan losses	1,187,482	796,006	460,861
Net interest income after provision
for loan losses	10,671,038	9,436,505	6,586,896

Noninterest income
Service charges and fees	748,695	582,860	375,928
Gain on sale of loans	1,513,318	1,519,442	1,966,854
Other operating income	404,943	380,491	547,534
Total noninterest income	2,666,956	2,482,793	2,890,316

Noninterest expense
Salaries and benefits	6,842,990	5,727,791	4,344,893
Occupancy	900,913	681,477	435,971
Equipment	659,014	516,358	462,898
Supplies	353,573	322,542	343,516
Professional and outside services	1,173,135	1,029,046	906,278
Advertising and marketing	439,749	384,304	332,746
Other operating expense	1,451,858	1,155,572	951,702
Total noninterest expense	11,821,232	9,817,090	7,778,004

Income before income taxes	1,516,762	2,102,208	1,699,208
Income tax expense	515,699	702,990	468,025

Net income	$ 1,001,063	$ 1,399,218	$ 1,231,183

Earnings per share, basic	$ 0.39	$ 0.62	$ 0.68
Earnings per share, diluted	$ 0.37	$ 0.59	$ 0.61

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Interest income
Loans	$ 24,379,103	$ 17,961,729	$ 11,360,536
Investment securities	847,364	450,044	139,229
Federal funds sold and other	438,768	607,338	425,368
Total interest income	25,665,235	19,019,111	11,925,133

Interest expense
Deposits	12,949,807	8,278,308	4,466,396
Borrowed funds	856,908	508,292	410,980
Total interest expense	13,806,715	8,786,600	4,877,376

Net interest income	11,858,520	10,232,511	7,047,757
Provision for loan losses	1,187,482	796,006	460,861
Net interest income after provision
for loan losses	10,671,038	9,436,505	6,586,896

Noninterest income
Service charges and fees	748,695	582,860	375,928
Gain on sale of loans	1,513,318	1,519,442	1,966,854
Other operating income	404,943	380,491	547,534
Total noninterest income	2,666,956	2,482,793	2,890,316

Noninterest expense
Salaries and benefits	6,842,990	5,727,791	4,344,893
Occupancy	900,913	681,477	435,971
Equipment	659,014	516,358	462,898
Supplies	353,573	322,542	343,516
Professional and outside services	1,173,135	1,029,046	906,278
Advertising and marketing	439,749	384,304	332,746
Other operating expense	1,451,858	1,155,572	951,702
Total noninterest expense	11,821,232	9,817,090	7,778,004

Income before income taxes	1,516,762	2,102,208	1,699,208
Income tax expense	515,699	702,990	468,025

Net income	$ 1,001,063	$ 1,399,218	$ 1,231,183

Earnings per share, basic	$ 0.39	$ 0.62	$ 0.68
Earnings per share, diluted	$ 0.37	$ 0.59	$ 0.61

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
and Comprehensive Income
Year Ended December 31, 2007, 2006 and 2005

					Accumulated
	Common Stock		Additional	Retained	Other
	Number of		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (loss)	Total

Balance, December 31, 2004	1,761,744	$ 7,046,976	$ 8,615,748	$ (645,767)	$ (31,798)	$ 14,985,159
Issuance of common stock	92,874	371,496	575,819	-	-	947,315
Net income	-	-	-	1,231,183	-	1,231,183
Change in unrealized gain
(loss) on securities
available for sale (net of
income taxes of $4,470)	-	-	-	-	(11,764)	(11,764)
Total comprehensive
income	-	-	-	-	-	1,219,419

Balance, December 31, 2005	1,854,618	7,418,472	9,191,567	585,416	(43,562)	17,151,893
Issuance of common stock	707,470	2,829,880	4,374,314	-	-	7,204,194
Stock based compensation	-	-	23,007	-	-	23,007
Minimum pension adjustment
(net of income taxes of
$75,112)	-	-	-	-	(145,806)	(145,806)
Net income	-	-	-	1,399,218	-	1,399,218
Change in unrealized gain
(loss) on securities
available for sale (net of
income taxes of $4,743)	-	-	-	-	11,609	11,609
Total comprehensive
income	-	-	-	-	-	1,410,827

Balance, December 31, 2006	2,562,088	10,248,352	13,588,888	1,984,634	(177,759)	25,644,115
Issuance of common stock	13,897	55,588	77,646	-	-	133,234
Stock based compensation	-	-	59,735	-	-	59,735
Minimum pension adjustment
(net of income taxes of
$4,419)	-	-	-	-	8,579	8,579
Net income	-	-	-	1,001,063	-	1,001,063
Change in unrealized gain
(loss) on securities
available for sale (net of
income taxes of $23,992)	-	-	-	-	46,573	46,573
Total comprehensive
income	-	-	-	-	-	1,047,636

Balance, December 31, 2007	2,575,985	$ 10,303,940	$ 13,726,269	$ 2,985,697	$ (122,607)	$ 26,893,299

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash Flows from Operating Activities
Net income	$ 1,001,063	$ 1,399,218	$ 1,231,183
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	673,110	477,517	333,080
Provision for loan losses	1,187,482	796,006	460,861
Gain on loans sold	(1,513,318)	(1,519,442)	(1,966,854)
Stock compensation expense	59,735	23,007	-
Proceeds from sale of mortgage loans	68,667,081	64,268,836	83,331,834
Origination of mortgage loans for sale	(67,494,471)	(63,038,132)	(81,358,336)
Amortization of premiums and accretion of
discounts on securities, net	37,759	(39,324)	3,241
Increase in interest receivable	(451,491)	(1,364,675)	(325,723)
Increase in other assets	(2,370,404)	(1,042,484)	(2,298,613)
Increase in interest payable	157,994	208,662	46,170
Increase in other liabilities	(501,891)	767,395	925,022
Net cash provided by (used in) operating activities	(547,352)	936,584	381,865

Cash Flows from Investing Activities
Purchases of available for sale securities	(23,532,491)	(25,378,393)	(12,158,531)
Maturities and calls of available for sale securities	22,641,205	15,630,798	14,594,454
Net increase in loans	(86,562,804)	(68,847,151)	(36,745,841)
Purchases of premises and equipment	(8,080,207)	(4,950,612)	(1,322,267)
Net cash used in investing activities	(95,534,297)	(83,545,358)	(35,632,185)

Cash Flows from Financing Activities
Issuance of common stock	133,234	7,204,194	947,315
Net increase in deposits	85,987,377	66,557,074	46,725,421
Federal Home Loan Bank borrowings	8,000,000	-	-
Proceeds from issuance of trust preferred securities	3,609,000	-	5,155,000
Net increase (decrease) in other borrowings	3,268,539	217,455	(348,269)
Net cash provided by financing activities	100,998,150	73,978,723	52,479,467

Net increase in cash and cash equivalents	4,916,501	(8,630,051)	17,229,147
Cash and cash equivalents, beginning of period	17,198,503	25,828,554	8,599,407

Cash and cash equivalents, end of period	$ 22,115,004	$ 17,198,503	$ 25,828,554

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 1.	Summary of Significant Accounting Policies

The accounting and reporting policies of Village Bank and Trust Financial Corp. and subsidiary (the “Company”) conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following is a description of the more significant of those policies:

Business

The Company is the holding company of and successor to the Village Bank (the ”Bank”). Effective April 30, 2004, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction. In the transaction, the shares of the Bank’s common stock were exchanged for shares of the Company’s common stock, par value $4.00 per share (“Common Stock”), on a one-for-one basis. As a result, the Bank became a wholly owned subsidiary of the Company, the Company became the holding company for the Bank and the shareholders of the Bank became shareholders of the Company. All references to the Company in this annual report for dates or periods prior to April 30, 2004 are references to the Bank.

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

Consolidated statements of cash flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks (including cash items in process of collection), interest-bearing deposits with banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash flows from loans originated by the Bank and deposits are reported net. The Company paid interest of $13,649,000, $8,578,000 and $4,831,000 in 2007, 2006, and 2005, respectively. The Company paid income taxes of $800,400, $986,000 and $482,000 in 2007, 2006 and 2005, respectively.

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

Earnings per common share

Basic earnings per common share is computed by dividing the net earnings by the weighted-average number of common shares outstanding during the period, which totaled 2,569,529, 2,269,092 and 1,800,061 during 2007, 2006 and 2005, respectively. Diluted earnings per share reflects the potential dilution of securities that could share in the net earnings of the Company. Outstanding options and warrants to purchase Common Stock (see Notes 12 and 13) were considered in the computation of diluted earnings per share for the years presented. For the years ended December 31, 2007, 2006 and 2005, the weighted average number of common shares on a fully diluted basis totaled 2,695,010, 2,368,686 and 2,010,152, respectively.

Stock warrant and incentive plans

On March 21, 2000, the Company approved the Organizational Investors Warrant Plan which made available 140,000 warrants for grant to the Company’s initial (organizational) investors for certain risks associated with the establishment of the Bank. The warrants have an exercise price of $10 per share (which approximated the fair value per share of common stock at issuance date) and expire in April 2008. At December 31, 2007, 140,000 warrants had been issued and 2,500 had been exercised.

In September and October 2002, the Company completed an offering of units, each of which consisted of one share of its common stock and one warrant to purchase one share of its common stock, through the sale of 817,200 units at a price of $8.50 per unit. Proceeds to the Company from the offering (net of offering expenses of $624,000) were $6,322,000. The share of common stock and warrant that comprised each unit traded together for 45 days after the offering, but subsequently traded separately. The Company also issued 40,860 warrants to the underwriter of the offering. Each warrant entitled the holder to purchase one share of common stock, at a price of $10.20 per share, at any time through September 27, 2007, unless the warrants were cancelled. The warrants could be cancelled after December 31, 2003 by the Company in whole or in part upon 30 days’ written notice if for 20 or more trading days within any period of 30 consecutive trading days, including the last day of the period, the bid price of the stock exceeds $12.75 per share. On April 26, 2006, the Company announced that it would be canceling these warrants effective June 13, 2006 under this provision of the agreement covering the warrants and, on June 13, 2006, the warrants that were not exercised following this announcement were canceled. The exercise of warrants subject to cancellation resulted in the issuance of 672,638 shares of common stock and the addition of $6,860,908 in capital in the second quarter of 2006.

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

Off-balance-sheet instruments – The fair value of off-balance-sheet lending commitments is equal to the amount of commitments outstanding at December 31, 2007. This is based on the fact that the Bank generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

New accounting pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations, to further enhance the accounting and financial reporting related to business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Corporation’s adoption of SFAS No. 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Corporation beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Corporation’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. SFAS No. 159 is effective for the Corporation beginning January 1, 2008. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Corporation’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, to create accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (1) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (2) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value, and (5) entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and prohibits early adoption. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Corporation’s results of operations or financial position.

Note 2.        Investment securities available-for-sale

The amortized cost and estimated fair value of investment securities available-for-sale as of December 31, 2007 and 2006 are as follows:

		Gross	Gross
	Amortized	Unrealzed	Unrealzed	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2007
U.S. Government agencies	$11,668,925	$ 74,819	$ (5,164)	$11,738,580
Mortgage-backed securities	40,409	518	-	40,927
Other investments	1,967,589	-	(35,697)	1,931,892

Total	$13,676,923	$ 75,337	$ (40,861)	$13,711,399

December 31, 2006
U.S. Government agencies	$12,746,726	$ -	$ (36,435)	$12,710,291
Mortgage-backed securities	76,668	685	-	77,353

Total	$12,823,394	$ 685	$ (36,435)	$12,787,644

Investment securities with book values of $1,989,011 and $1,597,316 at December 31, 2007 and 2006, respectively, were pledged to secure municipal deposits.

The amortized cost and estimated fair value of investment securities available-for-sale as of December 31, 2007, by contractual maturity, are as follows:

	Amortized	Estimated
	Cost	Fair Value

Within one year	$ 1,578,878	$ 1,576,537
One to five years	360,000	357,178
More than five years	11,738,045	11,777,684

Total	$ 13,676,923	$ 13,711,399

During 2007 and 2006, investment securities available-for-sale totaling $22,641,000 and $15,631,000 respectively, were called or matured with no net losses.

Note 3.        Loans

Loans classified by type as of December 31, 2007 and 2006 are as follows:

	2007	2006

Commercial	$ 23,151,755	$ 17,888,875
Real estate - residential	51,281,168	36,407,536
Real estate - commercial	140,175,939	100,038,902
Real estate - construction	106,555,724	80,323,784
Consumer	6,611,243	6,730,524

Total loans	327,775,829	241,389,621
Less: unearned income, net	(432,816)	(338,596)
Less: Allowance for loan losses	(3,469,273)	(2,552,607)

	$323,873,740	$238,498,418

Gross gains on the sale of loans totaling approximately $1,513,000, $1,519,000 and $1,967,000 were realized during the years ended December 31, 2007, 2006 and 2005, respectively.

Sixteen loans totaling $1,219,000 at December 31, 2007 were past due 90 days or more yet interest was still being accrued.

The following is a summary of loans directly or indirectly with executive officers or directors of the Company for the years ended December 31, 2007 and 2006:

	2007	2006

Beginning balance	$ 4,252,125	$ 3,808,341
Additions	5,983,654	7,476,377
Reductions	(4,800,782)	(7,032,593)

Ending balance	$ 5,434,997	$ 4,252,125

Executive officers and directors also had unused credit lines totaling $4,012,000 and $4,982,000 at December 31, 2007 and 2006, respectively. All loans and credit lines to executive officers and directors were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

Note 4.        Allowance for loan losses

Activity in the allowance for loan losses in 2007, 2006 and 2005 was as follows:

	2007	2006	2005

Beginning balance	$2,552,607	$1,930,999	$1,514,029
Provision for loan losses	1,187,482	796,006	460,861
Charge-offs	(271,016)	(255,616)	(45,651)
Recoveries	200	81,218	1,760

Ending balance	$3,469,273	$2,552,607	$1,930,999

As of December 31, 2007, 2006 and 2005, the Company had impaired loans of $959,000, $1,242,000 and $731,000, respectively, which were on nonaccrual status. These loans had valuation allowances of $200,000, $160,000 and $223,000 as of December 31, 2007, 2006 and 2005, respectively. The Company does not record interest income on impaired loans. Interest income that would have been recorded had impaired loans been performing would have been $93,000, $77,000 and $91,000 for 2007, 2006 and 2005, respectively.

Note 5.	Premises and equipment

The following is a summary of premises and equipment as of December 31, 2007 and 2006:

	2007	2006

Land	$ 5,930,361	$ 5,122,047
Buildings and improvements	7,492,132	5,670,486
Furniture, fixtures and equipment	3,653,850	3,167,597
Total premises and equipment	17,076,343	13,960,130
Less: Accumulated depreciation and amortization	(2,890,138)	(2,283,276)
	14,186,205	11,676,854
Construction in progress	4,975,849	-

Premises and equipment, net	$ 19,162,054	$ 11,676,854

Depreciation and amortization of premises and equipment for 2007, 2006 and 2005 amounted to $673,000, $478,000 and $333,000 respectively.

Fixed commitments to incur capital expenditures were $6,737,000 at December 31, 2007 and related to the completion of our 80,000 square foot headquarters building scheduled for completion in July 2008.

Note 6.	Investment in Bank Owned Life Insurance

The Bank is owner and designated beneficiary on life insurance policies in the face amount of $16,498,000 covering certain of its directors and executive officers. The earnings from these policies are used to offset expenses related to retirement plans. The cash surrender value of these policies at December 31, 2007 and 2006 was $3,991,000 and $2,608,000, respectively, and was included in other assets.

Note 7.	Deposits

Deposits as of December 31, 2007 and 2006 were as follows:

	2007	2006

Demand accounts	$ 23,223,246	$ 22,381,251
Interest checking accounts	10,517,393	9,414,544
Money market accounts	22,060,316	17,941,941
Savings accounts	3,372,986	4,106,949
Time deposits of $100,000 and over	101,986,846	66,423,181
Other time deposits	178,136,471	133,042,015

Total	$ 339,297,258	$ 253,309,881

The following are the scheduled maturities of time deposits as of December 31, 2006:

		Greater than
	Less Than	or Equal to
Year Ending December 31,	$100,000	$100,000	Total

2008	$ 123,497,460	$ 72,358,371	$ 195,855,831
2009	30,506,663	14,591,323	45,097,986
2010	11,746,374	6,192,082	17,938,456
2011	7,821,951	6,204,587	14,026,538
2012	4,564,023	2,640,483	7,204,506

	$ 178,136,471	$ 101,986,846	$ 280,123,317

Deposits held at the Company by related parties, which include officers, directors, greater than 5% shareholders and companies in which directors of the Board have a significant ownership interest, approximated $2,437,000 and $2,138,000 at December 31, 2007 and 2006, respectively.

Note 8.	Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

On September 12, 2007, the Company entered into a promissory note payable to Community Bankers’ Bank for $11,000,000 bearing interest at thirty day LIBOR plus 2.375% and maturing September 12, 2009. Interest on any outstanding balance is paid monthly with principal due at maturity. Proceeds advanced under the promissory note will be used to finance the construction of the Company’s new principal administrative offices in Chesterfield County to be completed in July 2008. Until the building is placed in service, interest paid on amounts outstanding under the promissory note will be capitalized as part of the cost of the building. At December 31, 2007, $2,836,090 was outstanding on the promissory note and interest paid and capitalized was $17,052.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of U.S. Government agency securities, FHLB stock and qualified single family first mortgage loans. The FHLB advances held at December 31, 2007 mature $2,000,000 on March 11, 2008 and $10,000,000 on June 28, 2008.

The Company uses federal funds purchased for short-term borrowing needs. Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.

Information related to borrowings is as follows:

	Year Ended December 31,
	2007	2006

Maximum outstanding during the year
FHLB advances	$ 12,000,000	$ 4,000,000
Federal funds purchased	8,803,000	6,476,000
Community Bankers' Bank	2,836,090	-
Balance outstanding at end of year
FHLB advances	12,000,000	4,000,000
Federal funds purchased	-	-
Community Bankers' Bank	2,836,090	-
Average amount outstanding during the year
FHLB advances	7,945,205	4,000,000
Federal funds purchased	814,674	196,633
Community Bankers' Bank	260,774	-
Average interest rate during the year
FHLB advances	4.28%	3.15%
Federal funds purchased	5.46%	5.67%
Community Bankers' Bank	7.54%	-
Average interest rate at end of year
FHLB advances	3.25%	4.86%
Federal funds purchased	-	-
Community Bankers' Bank	7.60%	-

Note 9.        Income taxes

The following summarizes the tax effects of temporary differences which compose net deferred tax assets and liabilities at December 31, 2007, 2006 and 2005:

	2007	2006	2005
Deferred tax assets
Allowance for loan losses	$ 1,099,684	$ 815,466	$ 582,280
Unrealized loss on available-for-sale securities	-	10,864	14,811
Pension expense	70,695	75,112	-
Goodwill	6,781	3,864	2,055

Total deferred tax assets	1,177,160	905,306	599,146

Deferred tax liabilities
Depreciation	235,447	216,605	213,233
Unrealized gain on available-for-sale securities	11,722	-	-
Other, net	15,049	9,831	7,610

Total deferred tax liabilities	262,217	226,435	220,843

Net deferred tax asset	$ 914,943	$ 678,871	$ 378,303

The income tax expense (benefit) charged to operations for the years ended December 31, 2007, 2006 and 2005 consists of the following:

Tax Expense
	2007	2006	2005

Current tax expense	$ 778,774	$ 932,391	$ 613,249

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Net income (loss) before income taxes	$ 1,516,762	$ 2,102,209	$ 1,699,208

Computed "expected" tax expense	$ 515,699	$ 714,751	$ 577,731
Cash surrender value of life insurance	(28,148)	(17,764)	(18,788)
Nondeductible expenses	17,580	14,222	11,245
Net operating loss carryforward	-	-	(118,006)
Other	10,568	(8,219)	15,843

Provision for income taxes	$ 515,699	$ 702,990	$ 468,025

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense of $122,000, $120,000 and $116,000 for 2007, 2006 and 2005, respectively.

Note 10.	Lease commitments

Certain premises and equipment are leased under various operating leases. Total rent expense charged to operations was $406,000, $348,000 and $235,000 in 2007, 2006 and 2005, respectively. At December 31, 2007, the minimum total rental commitment under such non-cancelable operating leases was as follows:

2008	$ 409,600
2009	300,600
2010	230,200
2011	208,700
2012	229,200

$ 1,378,300

Note 11.	Commitments and contingencies

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

At December 31, 2007, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk:

Contract
Amount

Undisbursed credit lines	$ 80,040,000
Commitments to extend or originate credit	30,195,000
Standby letter of credit	5,413,000

Total commitments to extend credit	$115,648,000

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

The Organizational Investors Warrant Plan made available 140,000 warrants for grant to the Company’s initial (organizational) investors for certain risks associated with the establishment of the Bank. The warrants have an exercise price of $10 per share (which approximates the fair value per share of common stock at issuance date) and expire in April 2008. At December 31, 2007, 140,000 warrants had been issued and 2,500 had been exercised.

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

Quantitative measures are established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 Capital to average assets (the Leverage ratio). Management believes that as of December 31, 2007, the Bank meets all capital adequacy requirements to which it is subject.

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank meets the criteria to be categorized as an “adequately capitalized” institution as of December 31, 2007. Prior to June 30, 2007, the Bank met the criteria to be classified as a “well capitalized” institution. When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29. In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

The capital amounts and ratios at December 31, 2007 and 2006 for the Company and the Bank are presented in the table below:

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007
Total capital (to risk-
weighted assets)
Consolidated	$ 38,296,000	10.13%	$ 30,242,000	8.00%	$ 37,802,000	10.00%
Village Bank	32,940,000	8.90%	29,616,000	8.00%	37,020,000	10.00%

Tier 1 capital (to risk-
weighted assets)
Consolidated	34,827,000	9.21%	15,121,000	4.00%	22,681,000	6.00%
Village Bank	29,471,000	7.96%	14,808,000	4.00%	22,212,000	6.00%

Leverage ratio (Tier 1
capital to average
assets)
Consolidated	34,827,000	9.14%	15,485,000	4.00%	19,357,000	5.00%
Village Bank	29,471,000	7.61%	15,485,000	4.00%	19,357,000	5.00%

December 31, 2006
Total capital (to risk-
weighted assets)
Consolidated	$ 32,686,000	11.75%	$ 22,247,000	8.00%	$ 27,809,000	10.00%
Village Bank	30,624,000	11.12%	22,026,000	8.00%	27,532,000	10.00%

Tier 1 capital (to risk-
weighted assets)
Consolidated	30,133,000	10.84%	11,124,000	4.00%	16,685,000	6.00%
Village Bank	28,071,000	10.20%	11,013,000	4.00%	16,519,000	6.00%

Leverage ratio (Tier 1
capital to average
assets)
Consolidated	30,133,000	10.58%	11,268,000	4.00%	14,086,000	5.00%
Village Bank	28,071,000	9.96%	11,268,000	4.00%	14,086,000	5.00%

December 31, 2005
Total capital (to risk-
weighted assets)
Consolidated	$ 23,437,000	12.23%	$ 15,313,000	8.00%	$ 19,141,000	10.00%
Village Bank	22,261,000	11.64%	15,301,000	8.00%	19,126,000	10.00%

Tier 1 capital (to risk-
weighted assets)
Consolidated	21,506,000	11.22%	7,657,000	4.00%	11,485,000	6.00%
Village Bank	20,330,000	10.63%	7,650,000	4.00%	11,475,000	6.00%

Leverage ratio (Tier 1
capital to average
assets)
Consolidated	21,506,000	10.03%	8,574,000	4.00%	10,717,000	5.00%
Village Bank	20,330,000	9.48%	8,574,000	4.00%	10,717,000	5.00%

In addition, banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s regulatory agencies. Such dividends are limited to the lesser of the Bank’s retained earnings or the net income of the previous two years combined with the current year net income.

Note 13.      Stock incentive plan

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for stock options granted to employees and directors pursuant to the Incentive Plan. Under APB 25, compensation expense was determined based upon the fair value of the awards at the grant date consistent with the method under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and the impact of this expense on net income and earnings per share was disclosed in the notes to financial statements. Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” issued in December 2004, a revision of SFAS 123, and superseding APB 25, and its related implementation guidance. SFAS 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award rather than disclosed in the financial statements. During the years ended December 31, 2007 and 2006, the Company granted 1,000 and 16,500 stock options, respectively, the expense of which was not material to the results of operations for the periods then ended.

The following table summarizes options outstanding under the stock incentive plan at the indicated dates:

	Year Ended December 31,
	2007				2006
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	251,910	$ 10.22	$ 4.67		241,660	$ 9.80	$ 4.47
Granted	1,000	13.96	8.04		16,500	12.50	7.35
Forfeited	-	-	-		(250)	11.77	5.29
Exercised	(5,500)	8.74	4.07		(6,000)	8.20	3.93

Options outstanding,
end of period	247,410	$ 10.26	$ 4.70	$ 1,295,438	251,910	$ 10.22	$ 4.67	$ 1,002,602
Options exercisable,
end of period	229,910				235,410

The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the years indicated:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.81%	4.99%	4.30%
Dividend yield	0%	0%	0%
Expected weighted average term	7 years	7 years	7 years
Volatility	50%	50%	25%

The following table summarizes information about stock options outstanding at December 31, 2007:

		Weighted
		Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$7.68 - $9.24	134,560	4.1	$ 8.45	134,560	$ 8.45
$11.20 - $13.96	112,850	7.3	12.42	95,350	12.36

	247,410			229,910

During the first quarter of 2007, the Company granted to certain officers 5,725 restricted shares of common stock and 5,725 performance shares of common stock with a weighted average fair market value of $15.95 at the date of grant. During the second quarter an additional 175 restricted shares of common stock and 175 performance shares of common stock were granted with a weighted average fair market value of $16.75 at the date of grant. These restricted stock awards have three-year graded vesting and the performance shares cliff vest at the end of three years. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock and performance share awards was 11,800 at December 31, 2007.

Stock-based compensation expense was $59,735 and $23,007 for the years ended December 31, 2007 and 2006, respectively. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of December 31, 2007 and 2006 was $228,527 and $92,133, respectively. Of the $228,527 of unamortized compensation at December 31, 2007, $94,245 relates to performance based restricted stock awards. The time based unamortized compensation of $134,282 is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $59,735, $23,007 and $202,834, respectively. There were no stock option forfeitures in 2007 or 2006.

Note 14.	Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate was 7.14% and 7.51% at December 31, 2007 and 2006, respectively. The securities may be redeemed at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly –owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a five year fixed interest rate of 6.29% payable quarterly, converting after five years to a LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts and is also payable quarterly. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

401K Plan: The Bank provides a qualified 401K plan to all eligible employees which is administered through the Virginia Bankers Association Benefits Corporation. Employees are eligible to participate in the plan after three months of employment. Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction. The Bank provides a matching contribution of $.50 for every $1.00 the participant contributes up to the first 4% of their salary. Participants are fully vested in their own contributions and vest equally over three years of service in the Bank’s matching contributions. Total contributions to the plan for the years ended December 31, 2007, 2006 and 2005 were $98,705, $76,591 and $48,228, respectively.

Supplemental Executive Retirement Plan: The Bank established the Village Bank Supplemental Executive Retirement Plan (the “SERP”) on January 1, 2005 to provide supplemental retirement income to certain executive officers as designated by the Personnel Committee and approved by the Board of Directors. The SERP is an unfunded employee pension plan under the provisions of ERISA. An eligible employee, once designated by the Committee and approved by the Board of Directors in writing to participate in the SERP, becomes a participant in the SERP 60 days following such approval (unless an earlier participation date is approved). There are currently four executive officers who participate in the SERP. The retirement benefit to be received by a participant is determined by the Committee and approved by the Board of Directors and is payable in equal monthly installments over a 15 year period, commencing on the first day of the month following a participant’s retirement or termination of employment, provided the participant has been employed by the Bank for a minimum of 10 years (6 years in the case of one participant). The Personnel Committee, in its sole discretion, may choose to treat a participant who has experienced a termination of employment on or after attaining age 65 but prior to completing his service requirement as having completed his service requirement. The costs associated with this plan are offset by earnings attributable to the Bank’s purchase of Bank Owned Life Insurance (“BOLI”) on the lives of the participants. At December 31, 2007 and 2006, the Bank’s liability under the SERP was $216,421 and $49,925, respectively, and expense for the years ended December 31, 2007, 2006 and 2005 was to $166,495, $30,263 and $14,920, respectively. The increase in cash surrender value of the BOLI related to the participants was $62,410, $35,909 and $32,240 for the years ended December 31, 2007, 2006 and 2005, respectively.

Directors’ Deferral Plan: The Bank established the Village Bank Outside Directors Deferral Plan (the “Directors Deferral Plan”) on January 1, 2005 under which non-employee Directors of Village Bank have the opportunity to defer receipt of all or a portion of certain compensation until retirement or departure from the Board of Directors. Deferral of compensation under the Directors Deferral Plan is voluntary by non-employee Directors and to participate in the plan a director must file a deferral election as provided in the plan. A Director shall become an active participant with respect to a plan year (as defined in the plan) only if he is expected to have compensation during the plan year and he timely files a deferral election. A separate account is established for each participant in the plan and each account shall, in addition to compensation deferred at the election of the participant, be credited with interest on the balance of the account, the rate of such interest to be established by the Board of Directors in its sole discretion at the beginning of each plan year. The costs associated with this plan are partially offset by earnings attributable to the Bank’s purchase of

Bank Owned Life Insurance (“BOLI”) on the lives of the participants. At December 31, 2007 and 2006, the Bank’s liability under the Directors Deferral Plan was $180,913 and $106,361, respectively, and expense for the years ended December 31, 2007, 2006 and 2005 was $74,607, $53,946 and $57,268, respectively. The increase in cash surrender value of the BOLI related to the participants was $20,378, $16,554 and $18,054 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 16.      Fair values of financial instruments

The estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash and cash equivalents	$ 22,115,004	$ 22,115,004	$ 17,198,503	$ 17,198,503
Investment securities available for sale	13,711,399	13,711,399	12,787,644	12,787,644
Loans held for sale	3,489,886	3,489,886	3,149,178	3,149,178
Loans	323,873,740	324,613,316	238,498,418	239,615,657
Accrued interest receivable	2,752,755	2,752,755	2,301,264	2,301,264

Financial liabilities
Deposits	339,297,258	339,090,535	253,309,881	252,984,711
FHLB borrowings	12,000,000	11,918,833	4,000,000	3,984,868
Trust preferred securities	8,764,000	8,764,000	5,155,000	5,155,000
Other borrowings	3,972,569	3,972,569	704,265	704,265
Accrued interest payable	587,980	587,980	429,986	429,986

Off-balance-sheet instruments
Undisbursed credit lines		80,040,000		64,034,000
Commitments to extend or originate
credit		30,195,000		30,072,000
Standby letters of credit		5,413,000		3,473,000

Note 17.      Parent corporation only financial statements

Village Bank and Trust Financial Corp.
(Parent Corporation Only)

Balance Sheets
Dsecember 31, 2007 and 2006

	2007	2006
Assets
Cash and due from banks	$ 148,772	$ 62,918
Receivable from subsidiary	411,667	-
Investment in subsidiaries	30,037,298	28,581,878
Investment in special purpose subsidiary	264,000	155,000
Premises and equipment, net	6,684,405	-
Prepaid expenses and other assets	1,145,382	2,670,880

	$ 38,691,524	$ 31,470,676

Liabilities and Stockholders' Equity
Liabilities
Long-term debt - trust preferred securities	$ 8,764,000	$ 5,155,000
Payable to subsidiary	-	435,590
Oher Borrowings	2,836,090	-
Other liabilities	198,135	235,971
Total liabilities	11,798,225	5,826,561

Stockholders' equity
Preferred stock	-	-
Common stock	10,303,940	10,248,352
Additional paid-in capital	13,726,269	13,588,888
Accumulated other comprehensive
income (loss)	(122,607)	(177,759)
Retained earnings	2,985,697	1,984,634
Total stockholders' equity	26,893,299	25,644,115

	$ 38,691,524	$ 31,470,676

Village Bank and Trust Financial Corp.
(Parent Corporation Only)

Statements of Income
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Expenses
Interest	$ 447,381	$ 368,478	$ 239,133
Occupancy	11,700	-	-
Advertising and marketing	-	152	-
Supplies	33,850	44,400	56,352
Legal	15,029	64,741	6,186
Other outside services	6,389	-	8,726
Total expenses	514,349	477,771	310,397
Net loss before undistributed equity
in subsidiary	(514,349)	(477,771)	(310,397)
Undistributed equity in subsidiary	1,340,533	1,717,220	1,456,088
Income before income taxes	826,184	1,239,449	1,145,691
Income taxes (benefit)	(174,879)	(159,769)	(85,492)

	$ 1,001,063	$ 1,399,218	$ 1,231,183

Village Bank and Trust Financial Corp.
(Parent Corporation Only)

Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash Flows from Operating Activities
Net income	$ 1,001,063	$ 1,399,218	$ 1,231,183
Adjustments to reconcile net income to net cash
provided by operating activities
Undistributed earnings of subsidiary	(1,340,533)	(1,717,220)	(1,456,088)
(Increase) decrease in other assets	1,004,831	(2,285,442)	(447,898)
Increase (decrease) in other liabilities	(473,426)	546,410	125,151
Net cash provided by (used in) operations	191,935	(2,057,034)	(547,652)

Cash Flows from Investing Activities
Capital contribution to subsidiary	-	(6,000,000)	(5,000,000)
Purchase of premises and equipment	(6,684,405)	-	-
Net cash used in investing activities	(6,684,405)	(6,000,000)	(5,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	3,609,000	-	5,155,000
Proceeds from issuance of common stock	133,234	7,204,194	947,315
Net increase in other borrowings	2,836,090	-	-
Net cash provided by financing activities	6,578,324	7,204,194	6,102,315

Net increase (decrease) in cash	85,854	(852,840)	554,663

Note 18.	Selected quarterly financial data (unaudited)

Condensed quarterly financial data is shown as follows:

Village Bank and Trust Financial Corp.
Quarterly Financial Data
Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007
Interest income	$ 5,644,481	$ 6,202,242	$ 6,798,472	$ 7,020,040
Interest expense	2,917,955	3,251,891	3,731,366	3,905,503
Net interest income before
provision for loan losses	2,726,526	2,950,351	3,067,106	3,114,537
Provision for loan losses	208,342	359,937	243,730	375,473
Gain on sale of loans	383,789	388,767	387,680	353,082
Fees and other noninterest
income	281,119	295,990	263,989	312,540
Noninterest expenses	2,638,623	3,006,047	3,083,211	3,093,351
Income tax expense	185,120	91,501	133,224	105,854
Net income	359,349	177,623	258,610	205,481
Earnings per share
Basic	$ 0.14	$ 0.07	$ 0.10	$ 0.08
Diluted	$ 0.13	$ 0.07	$ 0.09	$ 0.08

2006
Interest income	$ 3,942,375	$ 4,395,821	$ 5,213,505	$ 5,467,410
Interest expense	1,720,851	1,879,155	2,479,324	2,707,270
Net interest income before
provision for loan losses	2,221,524	2,516,666	2,734,181	2,760,140
Provision for loan losses	217,400	145,761	118,343	314,502
Gain on sale of loans	333,611	424,565	372,855	388,411
Fees and other noninterest
income	243,941	210,478	230,225	278,707
Noninterest expenses	2,153,490	2,488,698	2,500,630	2,674,272
Income tax expense	145,583	175,865	244,218	137,324
Net income	282,603	341,385	474,070	301,160
Earnings per share
Basic	$ 0.15	$ 0.16	$ 0.19	$ 0.12
Diluted	$ 0.13	$ 0.16	$ 0.18	$ 0.11

Note 19.	Subsequent event (unaudited)

On March 9, 2008, Village Bank and Trust Financial Corp. and Village Bank entered into a definitive merger agreement with River City Bank (“River City”) whereby River City will merge with and into Village Bank in a transaction valued at approximately $20.2 million payable in cash and common stock. Under terms of the merger agreement, which was approved by the Board of Directors of both companies, shareholders of River City will be entitled to receive for each share of River City common stock owned, $11.00 in cash or 1 share of Village Bank and Trust Financial Corp. common stock, subject to proration of 20% cash and 80% common stock if either cash or common stock is oversubscribed. It is anticipated that the transaction will be completed in the third quarter of 2008, pending regulatory approval and approval of the shareholders of both companies.