Form 10-Q
period 2008-03-31
Village Bank & Trust Financial Corp.
filed 2008-05-15
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period March 31, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE EXCHANGE ACT

For the transition period from _______ to ________

_________

Commission file number: 0-50765

VILLAGE BANK AND TRUST FINANCIAL CORP.

(Exact name of small business issuer as specified in its charter)

Virginia	16-1694602
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1231 Alverser Drive, P.O. Box 330, Midlothian, Virginia 23113
(Address of principal executive offices)

804-897-3900
(Issuer’s telephone number)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	(Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

2,594,725 shares of common stock, $4.00 par value, outstanding as of April 30, 2008.

Village Bank and Trust Financial Corp.

Form 10-Q

TABLE OF CONTENTS

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2008 (unaudited) and December 31, 2007	3

Consolidated Statements of Income
For the Three Months Ended
March 31, 2008 and 2007 (unaudited)	4

Consolidated Statements of Stockholders’ Equity
For the Three Months Ended
March 31, 2008 and 2007 (unaudited)	5

Consolidated Statements of Cash Flows
For the Three Months Ended
March 31, 2008 and 2007 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4T. Controls and Procedures	29

Part II – Other Information

Item 1. Legal Proceedings	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	30

Signatures	31

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
March 31, 2008 ( Unaudited) and December 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$ 7,686,160	$ 5,752,332
Federal funds sold	2,449,342	16,362,672
Investment securities available for sale	7,980,169	13,711,399
Loans held for sale	4,772,386	3,489,886
Loans
Outstandings	347,768,123	327,775,829
Allowance for loan losses	(3,508,865)	(3,469,273)
Deferred fees	(377,661)	(432,816)
	343,881,597	323,873,740
Premises and equipment, net	22,082,502	19,162,054
Accrued interest receivable	2,702,454	2,752,755
Goodwill	689,108	689,108
Other assets	7,959,934	7,470,053

	$ 400,203,652	$ 393,263,999

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$ 27,186,508	$ 23,223,246
Now	13,259,947	10,517,393
Money market	28,177,459	22,060,316
Savings	3,541,795	3,372,986
Time deposits of $100,000 and over	91,185,234	92,932,642
Other time deposits	181,560,822	187,190,675
	344,911,765	339,297,258
Trust preferred securities	8,764,000	8,764,000
FHLB advances	10,000,000	12,000,000
Other borrowings	7,606,899	3,972,569
Accrued interest payable	583,664	587,980
Other liabilities	1,287,754	1,748,893
Total liabilities	373,154,082	366,370,700

Stockholders' equity
Preferred stock, $1 par value - 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $4 par value - 10,000,000 shares authorized;	10,318,900	10,303,940
2,579,725 shares issued and outstanding at March 31, 2008
2,575,985 shares issued and outstanding at December 31, 2007
Additional paid-in capital	13,755,721	13,726,269
Accumulated other comprehensive income (loss)	(104,077)	(122,607)
Retained earnings	3,079,026	2,985,697
Total stockholders' equity	27,049,570	26,893,299

	$ 400,203,652	$ 393,263,999
See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007
Interest income
Loans	$ 6,508,558	$ 5,317,081
Investment securities	143,318	203,596
Federal funds sold	106,835	123,804
Total interest income	6,758,711	5,644,481

Interest expense
Deposits	3,695,243	2,787,892
Borrowed funds	277,929	130,063
Total interest expense	3,973,172	2,917,955

Net interest income	2,785,539	2,726,526
Provision for loan losses	249,324	208,342
Net interest income after provision
for loan losses	2,536,215	2,518,184

Noninterest income
Service charges and fees	207,125	169,061
Gain on sale of loans	426,517	383,789
Other	124,749	112,058
Total noninterest income	758,391	664,908

Noninterest expense
Salaries and benefits	1,846,522	1,565,483
Occupancy	252,603	198,407
Equipment	173,275	157,428
Supplies	96,427	75,235
Professional and outside services	341,088	273,213
Advertising and marketing	48,861	79,827
Other operating expense	394,423	289,030
Total noninterest expense	3,153,199	2,638,623

Income before income taxes	141,407	544,469
Provision for income taxes	48,078	185,120

Net income	$ 93,329	$ 359,349

Earnings per share, basic	$ 0.04	$ 0.14
Earnings per share, diluted	$ 0.04	$ 0.13

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2008 and 2007

					Accumulated
	Common Stock		Additional	Retained	Other
	Number of		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (loss)	Total

Balance, December 31, 2007	2,575,985	$10,303,940	$13,726,269	2,985,697	$ (122,607)	$26,893,299
Issuance of common stock	3,740	14,960	10,040	-	-	25,000
Stock based compensation			19,412			19,412
Minimum pension adjustment
(net of income taxes of $729)					2,145	2,145
Net income	-	-	-	93,329	-	93,329
Change in unrealized gain
(loss) on securities
available for sale (net of
income taxes of $5,571)	-	-	-	-	16,385	16,385
Total comprehensive
income (loss)	-	-	-	-	-	111,859

Balance, March 31, 2008	2,579,725	$ 10,318,900	$ 13,755,721	$3,079,026	$ (104,077)	$ 27,049,570

Balance, December 31, 2006	2,562,088	$ 10,248,352	$ 13,588,888	$ 1,984,634	$ (177,759)	$ 25,644,115
Issuance of common stock	-	-	-	-	-	-
Net income	-	-	-	359,349	-	359,349
Change in unrealized gain
(loss) on securities
available for sale (net of
income taxes of $1,806)	-	-	-	-	5,313	5,313
Total comprehensive
income (loss)	-	-	-	-	-	364,662

Balance, March 31, 2007	2,562,088	$ 10,248,352	$ 13,588,888	$ 2,343,983	$ (172,446)	$ 26,008,777

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007

	2008	2007
Cash Flows from Operating Activities
Net income	$ 93,329	$ 359,349
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	166,385	170,947
Provision for loan losses	249,324	208,342
Gain on loans sold	(426,517)	(383,789)
Stock compensation expense	19,412	-
Gain on securities	(23,194)	-
Proceeds from sale of mortgage loans	18,431,482	17,144,190
Origination of mortgage loans for sale	(19,287,465)	(16,990,454)
Amortization of premiums and accretion of
discounts on securities, net	(22,374)	(24,654)
Increase in interest receivable	50,301	19,885
Increase in other assets	(496,177)	(1,667,118)
Increase (decrease) in interest payable	(4,316)	33,658
Increase (decrease) in other liabilities	(461,139)	245,082
Net cash used in operating activities	(1,710,949)	(884,563)

Cash Flows from Investing Activities
Purchases of available for sale securities	(994,374)	(10,967,860)
Maturities and calls of available for sale securities	6,795,999	616,018
Net increase in loans	(20,257,181)	(17,769,955)
Purchases of premises and equipment	(3,086,833)	(376,459)
Net cash used in investing activities	(17,542,390)	(28,498,257)

Cash Flows from Financing Activities
Issuance of common stock	25,000	-
Net increase in deposits	5,614,507	22,855,777
Repayment of Federal Home Loan Bank borrowings	(2,000,000)	-
Net increase (decrease) in other borrowings	3,634,330	(214,279)
Net cash provided by financing activities	7,273,837	22,641,498

Net decrease in cash and cash equivalents	(11,979,502)	(6,741,322)
Cash and cash equivalents, beginning of period	22,115,004	17,198,503

Cash and cash equivalents, end of period	$ 10,135,502	$ 10,457,181

See accompanying notes to consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s three wholly-owned subsidiaries, Village Bank Mortgage Company, Village Insurance Agency, Inc., and Village Financial Services Company. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

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

Note 3 - Earnings per common share

Basic earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. For the three month periods ended March 31, 2008 and 2007, the weighted-average number of common shares totaled 2,576,548 and 2,562,088, respectively. Diluted earnings per share reflect the potential dilution of securities that could share in the net income of the Company. Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. For the three month periods ended March 31, 2008 and 2007, the weighted-average number of common shares on a fully diluted basis totaled 2,607,777 and 2,688,872, respectively. Options to acquire 98,350 shares of common stock were anti-dilutive for the three month period ended March 31, 2008 and thus excluded from the computation of fully diluted earnings per share, and no options were anti-dilutive for the three month period ended March 31, 2007.

Note 4 – Stock warrant and incentive plans

On March 21, 2000, the Company approved the Organizational Investors Warrant Plan which made available 140,000 warrants for grant to the Company’s initial (organizational) investors for certain risks associated with the establishment of the Bank. The warrants have an exercise price of $10 per share (which approximated the fair value per share of common stock at issuance date) and expired on April 30, 2008. Prior to expiration, warrants to purchase 47,500 shares were exercised resulting in $475,000 in additional capital.

Also on March 21, 2000, the Company established the Incentive Plan, a stock incentive plan, which authorizes the issuance of up to 455,000 shares of common stock (increased from 255,000 shares by amendment to the Incentive Plan approved by the Company’s shareholders at its 2006 annual meeting on May 23, 2006) to assist the Company in recruiting and retaining key personnel.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Three Months Ended March 31,
	2008				2007
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	247,710	$ 10.26	$ 4.70		251,910	$ 10.22	$ 4.67
Granted	-	-	-		-	-	-
Forfeited	-	-	-		-	-	-
Exercised	-	-	-		-	-	-
Options outstanding, end of period	247,710	$ 10.26	$ 4.70	$180,609	251,910	$ 10.22	$ 4.67	$1,456,040
Options exercisable, end of period	229,910				235,410

During the first quarter of 2007, we granted to certain officers 5,725 restricted shares of common stock and 5,725 performance shares of common stock with a weighted average fair market value of $15.95 at the date of grant. During the second quarter of 2007 an additional 175 restricted shares of common stock and 175 performance shares of common stock were granted with a weighted average fair market value of $16.75 at the date of grant. These restricted stock awards have three-year graded vesting, and the performance shares cliff vest at the end of the three years. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock and performance share awards was 9,860 and 11,092 at March 31, 2008 and 2007, respectively.

Stock-based compensation expense was $19,412 and $15,171 for the three months ended March 31, 2008 and 2007, respectively. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of March 31, 2008 and 2007 was $204,974 and $259,590, respectively. Of the $204,974 of unamortized compensation at March 31, 2008, $91,055 relates to performance based restricted stock awards. The time based unamortized compensation of $113,919 is expected to be recognized over a weighted average period of 1.62 years.

Note 5 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2008 was 4.93%. The securities may be redeemed at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a five year fixed income rate of 6.29% payable quarterly, converting after five years to a LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.40%) which adjusts, and is also payable, quarterly. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 6 – Pending merger

On March 9, 2008 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with River City Bank (“River City”). The Merger Agreement sets forth the terms and conditions of the Company’s acquisition of River City through the merger of River City with and into Village Bank (the “Merger”). Under the terms of the Merger Agreement, Village Bank will acquire all of the outstanding shares of River City. The shareholders of River City will receive, for each share of River City common stock that they own immediately prior to the effective time of the Merger, either $11 per share in cash or 1.0 shares of common stock of the Company. Pursuant to the terms of the Merger Agreement, shareholders of River City will have the opportunity to elect to receive cash, shares of common stock of the Company, or a combination of both, subject to allocation and proration procedures ensuring that 20% of the total merger consideration will be cash and 80% will be common stock of the Company. In addition, at the effective time of the Merger, each outstanding option to purchase shares of River City common stock under any stock plans shall vest pursuant to its terms and shall be converted into an option to acquire the number of shares of the Company’s common stock equal to the number of shares of River City common stock underlying the option multiplied by 1.0. The exercise price of each option will be adjusted accordingly.

Consummation of the Merger is subject to a number of customary conditions including the approval of the Merger by the shareholders of each of River City, the Company and Village Bank and the receipt of all required regulatory approvals. The Merger is expected to be completed in the third quarter of 2008.

Note 7 – Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. SFAS 157 became effective for the Company on January 1, 2008. See Note 8 of the accompanying notes to the consolidated financial statements for additional information.

In February 2008, the FASB issued FASB Staff Position No. 157-2. The staff position delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow additional time to consider the effect of various implementation issues with regard to the application of SFAS 157. The new staff position defers the effective date of SFAS No. 157 to January 1, 2009 for items within the scope of the staff position. The Company is currently evaluating the impact of FASB Staff Position No. 157-2 on the consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement became effective for the Company on January 1, 2008. The Company has elected the fair value option for residential mortgage loans originated on or after January 1, 2008 and held for sale. See Note 8 of the accompanying notes to the consolidated financial statements for additional information.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting non-controlling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any; the adoption of SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB statement No. 133”, SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under Statement 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 161 on the consolidated financial statements.

Note 8 — Fair value

Effective January 1, 2008, the Company adopted SFAS 157 and SFAS 159. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

Level 1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 - Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods to determine the fair value of each type of financial instrument:

Investment securities: The fair values for investment securities are determined by quoted market prices (Level 1).

Residential loans held for sale: The fair value of loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).

Derivative financial instruments: The fair values of derivative financial instruments are based on derivative market data inputs as of the valuation date (Level 2).

Impaired loans: The fair values of impaired loans are measured for impairment using the fair value of the collateral for collateral-dependent loans on a nonrecurring basis. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The use of discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and are therefore classified within (Level 3).

Assets and liabilities measured at fair value under SFAS No. 157 on a recurring and non-recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurement at March 31, 2008 Using
(In Thousands)

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring
Available for sale investment securities (1)	$ 7,980	$ 7,980
Residential loans held for sale	4,772		4,772

Financial Assets-Non-Recurring
Impaired loans (2)	6,835			6,835

(1) Excludes restricted stock.
(2) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “we expect,” “we believe” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	interest rate fluctuations;
•	risk inherent in making loans such as repayment risks and fluctuating collateral values;
•	economic conditions in the Richmond metropolitan area;
•	the ability to continue to attract low cost core deposits to fund asset growth;
•	changes in general economic and business conditions;
•	changes in laws and regulations applicable to us;
•	competition within and from outside the banking industry;
•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	maintaining capital levels adequate to support the Company’s growth;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	new products and services in the banking industry;
•	problems with our technology, and
•	changing trends in customer profiles and behavior.
•	Merger expenses have been incurred even if the Merger is not completed;
•	the Merger may distract management from its other responsibilities;
•	the Merger might be delayed or changed by regulatory agencies; and
•	the Company may not be able to realize all of the anticipated benefits of the Merger.

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

The Bank has three subsidiaries: Village Bank Mortgage Company, Village Insurance Agency, Inc., and Village Financial Services Company. Through our combined companies, we offer a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans. We are a community-oriented and locally owned and managed financial institution focusing on providing a high level of responsive and personalized services to our customers, delivered in the context of a strong direct relationship with the customer. We conduct our operations from our main office/corporate headquarters location and ten branch offices.

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

Our total assets increased to $400,204,000 at March 31, 2008 from $393,264,000 at December 31, 2007, an increase of $6,940,000, or 1.8%. During the first quarter of 2008 liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) decreased by $17,711,000, loans held for sale increased by $1,283,000, net portfolio loans increased by $20,008,000, premises and equipment increased by $2,920,000 and other assets increased by $440,000. The net increase in these assets of $6,940,000 was funded by a $5,615,000 increase in deposit accounts and a net increase in borrowings of $1,634,000.

The following presents management’s discussion and analysis of the financial condition of the Company at March 31, 2008 and December 31, 2007, and results of operations for the Company for the three month periods ended March 31, 2008 and 2007. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission as well as the first quarter 2008 financial statements and notes thereto appearing elsewhere in this report.

Results of operations

Net income totaled $93,000, or $0.04 per share on a fully diluted basis, in the first quarter of 2008 compared to net income of $359,000, or $0.13 per share on a fully diluted basis, in the first quarter of 2007. This represents a decrease in net income of $266,000, or 74%.

In the latter half of 2007, the financial markets experienced significant turmoil due to the collapse of the subprime mortgage asset market which has had a detrimental affect on banking in general. The collapse of the mortgage asset market has led to what many consider a recessionary economy and resulted in extraordinary write-offs of mortgage related assets by many banks. The detrimental affect of the collapse in the mortgage asset market has continued in the first quarter of 2008 depressing bank stock values. In reaction first to the mortgage market collapse and most recently to the real possibility of a recession, the Federal Open Market Committee (“FOMC”) of the Federal Reserve reduced short-term interest rates significantly in the last three months of 2007 and has continued to decrease rates in 2008. With this significant decline in short-term interest rates and how rapidly in which they were made, our earnings in the fourth quarter of 2007 and now the first quarter of 2008 have declined over prior periods. This decline in our earnings is a result of a significant portion of our loan portfolio, the primary source of revenue to Village Bank, having interest rates that adjust according to the direction of short-term interest rates. Accordingly, as short-term rates are reduced by the FOMC, the income from our loan portfolio is reduced. While the reduction of short-term interest rates will also reduce the rates we pay on deposits, our largest expense, the reduction in interest rates paid on deposits will be slower than the reduction of interest rates on our loan portfolio as deposits generally do not reprice as quickly as loans. Consequently, our net interest income, the primary source of our earnings, will be negatively impacted as long as short-term interest rates continue to be reduced by the FOMC. While the decline in short-term interest rates has had a detrimental affect on our profitability in 2008, we have never owned nor have we ever originated subprime mortgage loan product and thus are not exposed to the kinds of write-offs of such assets many banks have had to make.

Net interest income increased only slightly from $2,726,000 for the first quarter of 2007 to $2,785,000 for the first quarter of 2008, and decreased significantly from $3,114,000 for the fourth quarter of 2007. Changes in net interest income are attributable to changes in the volume of interest-sensitive assets and liabilities and changes in interest rates. The following table shows the affect that the significant negative decline in interest rates had on the first quarter of 2008 compared to the first and fourth quarters of 2007:

	First Qtr 2008 vs First Qtr 2007	First Qtr 2008 vs Fourth Qtr 2007

Increase (decrease) in net
interest income due to changes in
Volume	$ 702,000	$ 104,000
Rate	(643,000)	(433,000)

	$ 59,000	$ (329,000)

Our net interest margin for the first quarter of 2008 was 3.09% compared to 4.01% and 3.64% for the first and fourth quarters of 2007, respectively. Margin compression was the single largest factor in our decline in profitability in the first quarter of 2008 compared to 2007.

Noninterest income of $758,000 for the first quarter of 2008 is $93,000 higher than noninterest income of $665,000 for the first quarter of 2007. This increase in noninterest income is primarily a result of higher gain on loan sales and fees from increased loan production by our mortgage banking subsidiary.

Noninterest expense increased by $515,000 from the first quarter of 2007 to the first quarter of 2008. The largest increases in noninterest expense occurred in salaries and benefits of $281,000, occupancy costs of $54,000, audit and accounting costs of $61,000 and the FDIC insurance assessment of $86,000. The increases in salaries and benefits and occupancy costs are a result of the growth of Village Bank; the increase in audit and accounting costs is directly related to implementation of the requirements of the Sarbanes-Oxley Act; and the increase in the FDIC insurance assessment is related to our capital ratios and overall growth.

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

Net interest income for the three months ended March 31, 2008 and 2007 was $2,785,000 and $2,726,000, respectively. This increase of $59,000, or 2%, occurred despite a 92 basis point decline in our net interest margin. The increase in net interest income resulted from growth in our loan portfolio. Loans net of deferred fees increased by $88,612,000, or 34%, from $258,778,000 at March 31, 2007 to $347,390,000 at March 31, 2008. Loans net of deferred fees averaged $335,988,000 in the first quarter of 2008 as compared to $250,540,000 in the first quarter of 2007, an increase of $85,448,000, or 34%. Our net interest margin (net interest margin is calculated by dividing net interest income by average earning assets) for the three months ended March 31, 2008 was 3.09% compared to 4.01% for the first three months of 2007. Whether this trend of increasing net interest income continues is dependent upon our ability to grow our loan portfolio as well as any further margin compression resulting from declines in short-term interest rates by the FOMC. For the remainder of 2008, we do not expect our loan portfolio to increase significantly. Accordingly, if the FOMC continues to decrease short-term interest rates in 2008 further compressing our net interest margin, net interest income could decline from previous periods.

Average interest-earning assets for the first three months of 2008 increased by $86,358,000, or 31%, compared to the first three months of 2007. The increase in interest-earning assets was due primarily to the growth of our loan portfolio. The average yield on interest-earning assets decreased to 7.50% for the first three months of 2008 compared to 8.29% for the first three months of 2007. This decline in the average yield from 2007 to 2008 was due to the reduction in short-term interest rates by the FOMC during the last quarter of 2007 and the first quarter of 2008.

Our average interest-bearing liabilities increased by $93,278,000, or 37%, for the first three months of 2008 compared to the first three months of 2007. The growth in interest-bearing liabilities was primarily due to growth in deposits. The average cost of interest-bearing liabilities decreased to 4.67% for the first three months of 2008 from 4.75% for the first three months of 2007. The principal reason for the decrease in liability costs was decreasing interest rates as liabilities reprice. The decreasing interest rates were a result of decreases in short term interest rates by the FOMC. See our discussion of interest rate sensitivity following for more information.

The following table illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted-average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances. We had no tax exempt assets for the periods presented.

Average Balance Sheets
(In thousands)

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$ 335,988	$ 6,466	7.74%	$ 250,540	$ 5,285	8.55%
Investment securities	10,861	143	5.31%	14,099	204	5.87%
Loans held for sale	2,780	42	6.10%	2,025	32	6.41%
Federal funds and other	12,822	107	3.35%	9,429	124	5.33%
Total interest earning assets	362,451	6,758	7.50%	276,093	5,645	8.29%
Allowance for loan losses	(3,444)			(2,605)
Cash and due from banks	6,124			5,069
Premises and equipment, net	18,950			11,845
Other assets	10,905			8,168
Total assets	$ 394,986			$ 298,570

Interest bearing deposits
Interest checking	$ 10,918	$ 27	0.99%	$ 9,815	$ 22	0.91%
Money market	25,548	169	2.66%	19,846	157	3.21%
Savings	3,361	10	1.20%	4,110	12	1.14%
Certificates	277,996	3,489	5.05%	205,832	2,597	5.12%
Total deposits	317,823	3,695	4.68%	239,603	2,788	4.72%
Borrowings	24,616	278	4.54%	9,559	130	5.52%
Total interest bearing liabilities	342,439	3,973	4.67%	249,162	2,918	4.75%
Noninterest bearing deposits	23,329			21,860
Other liabilities	1,991			1,550
Total liabilities	367,759			272,572
Equity capital	27,227			25,998
Total liabilities and capital	$ 394,986			$ 298,570

Net interest income before
provision for loan losses		$ 2,785			$ 2,727

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			2.83%			3.54%

Annualized net interest margin (net interest income expressed as percentage of average earning assets			3.09%			4.01%

Provision for loan losses

The provision for loan losses for the three months ended March 31, 2008 was $249,000, compared to $208,000 for the three months ended March 31, 2007. The 20% increase from 2007 to 2008 was due to a higher loan volume in 2008 as compared to 2007. Loans net of deferred fees increased by $20,047,000 in the first three months of 2008 compared to an increase of $17,727,000 in the first three months of 2007. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. See our discussion of the allowance for loan losses under Allowance for loan losses and Critical accounting policies below.

Noninterest income

Noninterest income increased from $665,000 for the first three months of 2007 to $758,000 for the first three months of 2008, a $93,000, or 14%, increase. This increase was attributable to an increase in loan originations in the mortgage company and increased service charges and fees resulting from a larger deposit base. Gains on loan sales increased from $384,000 for the first three months of 2007 to $427,000 for the first three months of 2008, a $43,000, or 11% increase. Service charges and fees increased by $38,000, or 22%, from $169,000 for the first three months of 2007 to $207,000 for the first three months of 2008. If the housing market continues to slow down, it will have a negative effect on our noninterest income as a significant amount of noninterest income is derived from gain on sale and fees from mortgage lending.

Noninterest expense

Noninterest expense for the three months ended March 31, 2008 totaled $3,153,000, an increase of $514,000, or 19%, from $2,639,000 for the three months ended March 31, 2007. The largest increases in noninterest expense occurred in salaries and benefits of $281,000, occupancy costs of $54,000, audit and accounting costs of $61,000 and the FDIC insurance assessment of $86,000. The increases in salaries and benefits and occupancy costs are a result of the growth of Village Bank; the increase in audit and accounting costs is directly related to implementation of the requirements of the Sarbanes-Oxley Act; and the increase in the FDIC insurance assessment is related to our capital ratios and overall growth.

Income taxes

The provision for income taxes of $48,000 for the three months ended March 31, 2008 is based upon the results of operations. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. We determined that a valuation allowance was not required for deferred tax assets as of March 31, 2008. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded a franchise tax expense of $59,000 and $53,000 for the three months ended March 31, 2008 and 2007, respectively.

Loan portfolio

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	March 31, 2008		December 31, 2007
	Amount	%	Amount	%

Commercial	$ 25,204	7.2%	$ 23,152	7.1%
Real estate - residential	55,566	16.0%	51,281	15.6%
Real estate - commercial	143,156	41.2%	140,176	42.8%
Real estate - construction	116,690	33.6%	106,556	32.5%
Consumer	7,152	2.1%	6,611	2.0%

Total loans	347,768	100.0%	327,776	100.0%
Less: unearned income, net	(378)		(433)
Less: allowance for loan losses	(3,509)		(3,469)

Total loans, net	$ 343,881		$ 323,874

Allowance for loan losses

The allowance for loan losses at March 31, 2008 was $3,509,000, compared to $3,469,000 at December 31, 2007. The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at March 31, 2008 and December 31, 2007 was 1.01% and 1.06%, respectively. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Three Months Ended
	March 31,
	2008	2007

Beginning balance	$ 3,469	$ 2,553
Provision for loan losses	249	208
Charge-offs
Commercial	(89)	(20)
Construction	(40)	-
Consumer	-	(23)
Mortgage	(81)	-
	(210)	(43)
Recoveries
Commercial	-	-
Consumer	1	-
	1	-
Ending balance	$ 3,509	$ 2,718

Loans outstanding at end of period (1)	$ 347,390	$ 258,778
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of period	1.01%	1.05%

Average loans outstanding for the period (1)	$ 335,988	$ 250,540
Ratio of net charge-offs to average loans
outstanding for the period	0.06%	0.02%

Investment portfolio

At March 31, 2008 and December 31, 2007, all of our securities were classified as available-for-sale. The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(In thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
March 31, 2008
US Government Agencies
Within one year	$ 2,600	$ 2,594	$ 2	$ 2,596	3.48%
One to five years	360	360	3	363	4.65%
More than five years	3,000	2,964	36	3,000	5.70%
Total	5,960	5,918	41	5,959	4.67%

Mortgage-backed securities
More than five years	34	34	1	35	3.65%

Other investments
More than five years	2,000	1,968	18	1,986	5.65%

Total investment securities	$ 7,994	$ 7,920	$ 60	$ 7,980	4.91%

December 31, 2007
US Government Agencies
Within one year	$ 1,600	$ 1,579	$ (2)	$ 1,576	4.22%
One to five years	360	360	(3)	357	4.65%
More than five years	9,789	9,730	75	9,805	5.56%
Total	11,749	11,669	70	11,738	5.35%

Mortgage-backed securities
More than five years	40	40	1	41	3.61%

Other investments
More than five years	2,000	1,968	(36)	1,932	5.65%

Total investment securities	$ 13,789	$ 13,677	$ 35	$ 13,711	5.39%

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

Goodwill of $689,000 at March 31, 2008 was related to the Bank’s acquisition of Village Bank Mortgage in 2003. There was no impairment of goodwill at March 31, 2008.

Deposits

Total deposits increased by $5,615,000, or 2%, during the first three months of 2008 as compared to an increase of $22,856,000, or 9%, during the first three months of 2007. Although the increase in deposits in 2008 was not significant, the change in the mix of deposits is noteworthy. Demand deposit accounts, including money market accounts, increased by $12,823,000 while time deposits decreased by $7,377,000 during the first six months of 2008. This change in the mix of deposits is noteworthy because demand deposit accounts carry lower interest rates than do time deposits and thus this change in mix lowers our cost of funds. The increase in deposits in 2007 resulted primarily from an increase in time deposits of $20,586,000. The increase in time deposits was due primarily to efforts to increase liquidity to fund the large increase in loans in the first quarter of 2007.

The mix of our deposits continues to be weighted toward time deposits, which represent 79% of our total deposits at March 31, 2008 as compared to 83% at December 31, 2007. However, as our branch network has increased and is more convenient to a larger segment of our targeted customer base, we have experienced a move to a higher percentage of our deposits in checking accounts as reflected in the decline in the percentage attributed to time deposits. We are emphasizing checking account deposit growth at our existing branches by providing incentives to branch personnel for reaching new checking account growth goals.

The average cost of interest-bearing deposits for the three months ended March 31, 2008 and 2007 was 4.67% and 4.75%, respectively. This decrease in our average cost of interest-bearing deposits has mirrored the overall decrease in interest rates resulting from the actions by the FOMC to decrease short-term interest rates. But just as importantly, our efforts to increase checking accounts in our branches is working to reduce our cost of interest-bearing deposits. We expect this decrease in our cost of deposits to continue even if the FOMC does not continue to decrease short-term interest rates.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $10,000,000 at March 31, 2008 and $12,000,000 at December 31, 2007. The FHLB advances are secured by the pledge of first mortgage loans, home equity loans and our FHLB stock.

Capital resources

Stockholders’ equity at March 31, 2008 was $27,050,000, compared to $26,893,000 at December 31, 2007. The $156,000 increase in equity during the first three months of 2008 was primarily due to net income of $93,000 and proceeds from the issuance of common stock in stock options and warrants exercises of $25,000. Stockholders’ equity at March 31, 2007 was $26,009,000 compared to $25,644,000 at December 31, 2006. The $365,000 increase in equity during the first three months of 2007 was primarily due to net income of $359,000.

During the first quarter of 2005 and the third quarter of 2007, the Company issued $5.2 and $3.6 million, respectively in Trust Preferred Capital Notes. The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands )

	March 31,	December 31,
	2008	2007

Tier 1 capital
Common stock	$ 10,319	$ 10,304
Additional paid-in capital	13,756	13,726
Retained earnings	3,079	2,986
Qualifying trust preferred securities	8,764	8,764
Total equity	35,918	35,780
Less: goodwill	(689)	(689)
Total Tier 1 capital	35,229	35,091

Tier 2 capital
Allowance for loan losses	3,509	3,469
Total Tier 2 capital	3,509	3,469

Total risk-based capital	38,738	38,560

Risk-weighted assets	$ 391,570	$ 378,020

Capital ratios
Tier 1 capital to risk-weighted assets	9.00%	9.28%
Total capital to risk-weighted assets	9.89%	10.20%
Leverage ratio (Tier 1 capital to
average assets)	8.92%	9.20%
Equity to total assets	6.76%	6.84%

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At March 31, 2008, cash, cash equivalents and investment securities available for sale totaled $18,116,000, or 4.5% of total assets, which we believe is adequate to meet short-term liquidity needs.

At March 31, 2008, we had commitments to originate $84,467,000 of loans. Fixed commitments to incur capital expenditures were $4,057,000 at March 31, 2008 related to the completion of our 80,000 square foot headquarters building scheduled for completion in July 2008. Time deposits scheduled to mature in the 12-month period ending March 31, 2009 totaled $187,573,000 at March 31, 2008. Based on past experience, we believe that a significant portion of such deposits will remain with us. We further believe that loan repayments and other sources of funds such as deposit growth will be adequate to meet our foreseeable short- and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at March 31, 2008. The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Interest Rate Sensitivity GAP Analysis
March 31, 2008
(In thousands )

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 7,127	$ 10,597	$ 12,483	$ 11,641	$ 83,044	$ 124,892
Variable rate	158,084	4,930	3,375	13,119	43,368	222,876
Investment securities	5,596	-	363	-	2,021	7,980
Loans held for sale	4,772	-	-	-	-	4,772
Federal funds sold	2,449	-	-	-	-	2,449

Total rate sensitive assets	178,028	15,527	16,221	24,760	128,433	362,969
Cumulative rate sensitive assets	178,028	193,555	209,776	234,536	362,969

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	13,260	-	13,260
Money market accounts	28,177	-	-	-	-	28,177
Savings (2)	-	-	-	3,542	-	3,542
Certificates of deposit	61,704	59,672	66,197	66,921	18,252	272,746
FHLB advances	-	-	-	10,000	-	10,000
Trust Preferred Securities	-	-	-	-	8,764	8,764
Other borrowings	7,607	-	-	-	-	7,607

Total rate sensitive liabilities	97,488	59,672	66,197	93,723	27,016	344,096
Cumulative rate sensitive liabilities	97,488	$ 157,160	223,357	317,080	344,096

Rate sensitivity gap for period	$ 80,540	$ (44,145)	$ (49,976)	$ (68,963)	$ 101,417	$ 18,873
Cumulative rate sensitivity gap	$ 80,540	$ 36,395	$ (13,581)	$ (82,544)	$ 18,873

Ratio of cumulative gap to total assets	20.1%	9.1%	(3.4)%	(20.6)%	4.7%

Ratio of cumulative rate sensitive assets to cumulative
rate sensitive liabilities	182.6%	123.2%	93.9%	74.0%	105.5%
Ratio of cumulative gap to cumulative rate sensitive
assets	45.2%	18.8%	(6.5)%	(35.2)%	5.2%

(1) Includes nonaccrual loans of $6,835,000 , which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At March 31, 2008, our assets that reprice within six months exceeded liabilities that reprice within six months by $36,395,000 and therefore we were in an asset positive position. An asset positive position, or positive gap, can adversely affect earnings in periods of falling interest rates, but can improve earnings in periods of rising interest rates. Accordingly, the recent reductions in the short-term rate by the FOMC will have a negative impact on our earnings during the next six months to one year (repricing of assets and liabilities is approximately the same within one year). Any further reduction of the discount rate by the FOMC will also negatively impact earnings.

Critical accounting policies

The financial condition and results of operations presented in the financial statements, accompanying notes to the financial statements and management’s discussion and analysis are, to a large degree, dependent upon our accounting policies. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

Presented below is a discussion of those accounting policies that management believes are the most important accounting policies to the portrayal and understanding of our financial condition and results of operations. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T – CONTROLS AND PROCEDURES

Based upon an evaluation as of March 31, 2008 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act are made known to them in a timely fashion.

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

VILLAGE BANK AND TRUST FINANCIAL CORP. (Registrant)

Date:	May 14, 2008	By:	/s/ Thomas W. Winfree
Thomas W. Winfree President and Chief Executive Officer

Date:	May 14, 2008	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr. Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Document

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350