Form 10KSB/A
period 2007-12-31
Village Bank & Trust Financial Corp.
filed 2008-05-23
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 0-50765

VILLAGE BANK AND TRUST FINANCIAL CORP.

(Name of small business issuer in its charter)

Virginia (State or other jurisdiction of Incorporation or organization)	16-1694602 (IRS Employer Identification No.)

1231 Alverser Drive, P.O. Box 330, Midlothian, Virginia (Address of principal executive offices)	23113 (Zip Code)

Issuer’s telephone number 804-897-3900

Securities registered under Section 12(b) of the Exchange Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $4.00 par value	The Nasdaq Stock Market

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __ No X

State issuer’s revenues for its most recent fiscal year. $28,332,000.

The aggregate market value of common stock held by non-affiliates of the registrant as of March 14, 2008 was approximately $25,708,000.

The number of shares of common stock outstanding as of March 14, 2008 was 2,575,985.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE

The Registrant hereby amends its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (filed on March 27, 2008 with the Securities and Exchange Commission) as set forth in this Annual Report on Form 10-KSB/A (Amendment No. 1) (the “Form 10-KSB/A”). This Form 10-KSB/A includes the items required in Part III, which had previously been expected to be incorporated by reference to the Registrant’s definitive proxy statement for the 2008 annual meeting of shareholders.

TABLE OF CONTENTS

Part III

	Item 9.	Directors, Executive Officers, Promoters, Control Persons and
		Corporate Governance; Compliance with Section 16(a) of the
		Exchange Act	3

	Item 10.	Executive Compensation	11

	Item 11.	Security Ownership of Certain Beneficial Owners and
		Management and Related Stockholder Matters	20

	Item 12.	Certain Relationships and Related Transactions,
		and Director Independence	22

	Item 13.	Exhibits	24

	Item 14.	Principal Accountant Fees and Services	25

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

The business and affairs of Village Bank and Trust Financial Corp. (the “Company”) are managed under the direction of the Board of Directors in accordance with the Virginia Stock Corporation Act and the Company’s Articles of Incorporation and Bylaws. Members of the Board are kept informed of the Company’s business through discussions with the President and Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board of Directors and its committees.

Directors

There are currently nine members on our Board of Directors. The directors are divided into three classes. The following information is current as of May 21, 2008 and describes the business experience of each member of our Board of Directors.

Craig D. Bell, 50, is a founder of the Bank and has been a director since 1998. Mr. Bell is Chairman of the Board of Directors of the Company. He is a partner with the law firm of McGuireWoods LLP, where he is a member of the Business Tax Department and is the head of the State and Local Tax and Tax Litigation Groups. Mr. Bell is on the Board of Directors of the Community Tax Law Project, a non-profit provider of pro bono tax assistance to low income families; a Fellow of the American College of Tax Council; former Chair of both the Virginia State Bar Section of Taxation and the Virginia Bar Association Tax Section; a member of the Edgar J. Murdock Inn of Court for Tax; an adjunct Professor of Law at the College of William and Mary School of Law; and a Trustee of the Virginia War Museum. Mr. Bell retired from the Army Reserves in 2006 as a Lieutenant Colonel after completing 27 years of service.

Thomas W. Winfree, age 63, has been a director since 2001. Mr. Winfree has served as Chief Executive Officer and President of the Company since its inception. He has also served as President and Chief Executive Officer of Village Bank since 2001. Mr. Winfree has over 38 years of banking experience. He served as President of the Chesterfield Chamber of Commerce during 2004 and has recently been appointed to again serve on the Chamber’s Board of Directors. Mr. Winfree is also a founding member and Director of the Families of the Wounded Fund, Inc., an organization dedicated to helping families of wounded soldiers. He currently serves on the Dean’s Advisory Council for the University of

Richmond, the John Tyler Foundation Board, the Chesterfield Business Council Board, and the St. Francis Citizens Board.

R. T. Avery, III, 58, has been a director since 1998. Mr. Avery is President and co-founder of Chesterfield Construction Services, Inc., which trades as Emerald Homes. This company specializes in the “starter-home” sector of the residential construction market.

Donald J. Balzer, Jr., 52, has been a director since 1998. Mr. Balzer is Chairman of the Board of Balzer & Associates, Inc., an architectural, engineering, surveying and landscape architectural firm. He is a Licensed Professional Engineer and served as President of Balzer & Associates, Inc. until his retirement in 2005. He currently serves as President of Cross Creek Development Corp.

William B. Chandler, 58, has been a director since 1998. Mr. Chandler is a co-owner in two corporations: Manchester Industries, Inc., which converts board and paper into sheets from roll stock for the printing industries, and Plastex Fabricators, Inc., which is a fabricator of industrial and commercial plastics used for décor in the retail industry. He currently is responsible for engineering, construction, safety and production of Manchester Industries and serves as its Vice President. Mr. Chandler is President of Plastex Fabricators located in Charlotte, North Carolina.

R. Calvert Esleeck, Jr., 63, has been a director since 1998. Mr. Esleeck recently retired as a practicing certified public accountant and President of the Midlothian area firm of Murray & Esleeck, P.C. He is licensed in Virginia and is a member of the American Institute of CPAs and the Virginia Society of CPAs. Mr. Esleeck is a combat veteran of the Vietnam War where he served as a Marine infantry officer. He also serves as President of the Families of the Wounded Fund, Inc., which provides assistance to the families of the wounded servicemen and women being treated at McGuire Veterans Hospital.

Dean T. Patrick, 47, is a founder of the Bank and has been a director since 1998. Mr. Patrick has been President of Patrick Construction for the past 26 years and a developer for 13 years. Mr. Patrick is also a licensed real estate broker and President of Ted Patrick Realty.

Michael L. Toalson, age 55, has been a director since 2004. Mr. Toalson is Executive Vice President of the HomeBuilders Association of Virginia. He heads the HBAV lobbying team before state lawmakers and regulators and is the chief administrative officer of the organization’s 6,000 members.

George R. Whittemore, 58, has been a director since 1998. Mr. Whittemore is currently retired. He is a member of the Board of Directors of Supertel Hospitality, Inc. (formerly Humphrey Hospitality Trust, Inc.), a publicly-traded real estate investment trust that owns limited service hotels.   He

was a consultant to Supertel Hospitality, Inc. from August 2004 to August 2005 and its President from November 2001 to August 2004. Mr. Whittemore served as a Director and Senior Vice President/Senior Administrative Officer of Anderson & Strudwick, Inc., a brokerage firm, from November 1996 until November 2001. Mr. Whittemore is a director of Prime Group Realty Trust, Inc., a publicly traded real estate investment trust that primarily owns commercial office buildings. He is also a director of Lightstone Value Plus REIT, a non-publicly traded real estate investment trust that owns various types of income producing real estate.

Executive Officers Who Are Not Directors

Jack M. Robeson, 59, has served as Senior Vice President - Lending of the Bank since August 2001. Mr. Robeson served as Vice President for Bank of Essex from January 1996 to August 2001. Mr. Robeson has over 33 years of banking industry experience.

Raymond E. Sanders, 54, has served as Senior Vice President of the Company since its inception. He has served as Senior Vice President and Chief Operating Officer of the Bank since June 2004 and served as Vice President - Retail Banking from July 2002 to June 2004. Mr. Sanders previously served as President of Seasons Mortgage Group from October 1993 until the company was sold in May 2001. He has over 31 years of experience in retail and mortgage banking.

C. Harril Whitehurst, Jr., 57, has served as Senior Vice President and Chief Financial Officer of the Company since its inception. He has served as Senior Vice President and Chief Financial Officer of the Bank since September 2003. Mr. Whitehurst served as a Director for RSM McGladrey from July 2000 to September 2003. Mr. Whitehurst has over 31 years of banking industry experience.

Dennis J. Falk, 49, has served as Senior Vice President - Commercial Banking of the Bank since April 2006. Prior to that, Mr. Falk served as Senior Vice President for SunTrust Bank and was employed by SunTrust (and its predecessor bank in the MidAtlantic region, Crestar Bank) for 14 years. Mr. Falk has over 27 years of banking industry experience.

Code of Ethics

The Company has a Code of Ethics for directors, officers and all employees of the Company and its subsidiaries, and a Code of Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer and other principal financial officers. The Code addresses such topics as protection and proper use of Company assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting and conflicts of interest. A copy of the Code will be provided, without charge, to any shareholder upon written request to the Secretary of the Company, whose address is P.O. Box 330, 1231 Alverser Drive, Midlothian, Virginia 23113.

Board and Committee Meeting Attendance

There were twelve meetings of the Company’s Board of Directors in 2007. Each incumbent director attended greater than 75% of the aggregate number of meetings of the Board of Directors and meetings of committees of which the director was a member in 2007.

Committees of the Board

The Company has an Audit Committee and a Compensation Committee. The Company does not have a standing nominating committee.

Audit Committee

The Company’s Audit Committee assists the Board of Directors in fulfilling its oversight responsibility to the shareholders relating to the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements and the qualifications, independence and the performance of the internal audit function. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attestation services for the Company. The Board of Directors has adopted a written charter for the Audit Committee. A copy of the charter was attached to our 2007 proxy statement.

The members of the Audit Committee are Messrs. Esleeck, Chandler and Toalson,all of whom the Board of Directors, in its business judgment, has determined are independent as defined by the NASDAQ Stock Market’s (“NASDAQ”) listing standards. The Board of Directors also has determined that all of the members of the Audit Committee have sufficient knowledge in financial and auditing matters to serve on the Audit Committee and that Mr. Esleeck qualifies as an audit committee financial expert as defined by SEC regulations.

The Audit Committee met three times in 2007. For additional information regarding the Audit Committee, see “Audit Information – Audit Committee Report” later in this report.

Compensation Committee

The Company’s Compensation Committee assists the Board of Directors in fulfilling their responsibility to the shareholders to ensure that the Company’s officers, key executives, and board members are compensated in accordance with the Company’s total compensation objectives and executive compensation policy. The Compensation Committee advises and recommends for approval compensation policies, strategies, and pay levels necessary to support organizational objectives. The Board of Directors has adopted a written charter for the Compensation Committee. A copy of the charter was attached to our 2007 proxy statement.

The members of the Compensation Committee are Messrs. Avery, Chandler, Balzer, Bell and Whittemore,all of whom the Board in its business judgment has determined are independent as defined by NASDAQ’s listing standards.

The Compensation Committee’s primary objective is to provide competitive levels of compensation to attract, retain and reward outstanding executive officers. In a highly competitive community banking marketplace, excellent leadership is essential. Our executive officers are expected to manage the business of the Company in a manner that promotes its growth and profitability for the benefit of our shareholders. To that end, we believe that:

•	Our key executives should have compensation opportunities at levels that are competitive with peer institutions.
•	Total compensation should include significant “at risk” components that are linked to annual and longer term performance results.
•

Stock-based compensation should form a key component of total compensation as a means of linking senior management to the long term performance of the Company and aligning their interests with those of shareholders.

The Compensation Committee’s compensation philosophy with respect to its executive officers is one of pay for performance. Accordingly, an executive officer’s annual compensation consists of a base salary, an annual monetary bonus and stock-based compensation. The annual monetary bonus is utilized to reward our executives for achieving short-term financial and productivity goals, and stock-based compensation is utilized for achieving long-term financial and productivity goals.

The Compensation Committee met four times in 2007.

Director Nomination Process

The independent members of the Board of Directors perform the functions of a nominating committee. The Board of Directors does not believe it needs a separate nominating committee because the independent directors (as that term is defined in the NASDAQ listing standards) have the time and resources to perform the function of recommending nominees to the Board of Directors. The Board of Directors has adopted a resolution that provides that it will not nominate any person who has not been recommended for nomination by a majority of the independent directors.

In identifying potential nominees, the Board of Directors takes into account such factors as it deems appropriate, including the current composition of the Board of Directors, the range of talents, experiences and skills that would best complement those that are already represented on the Board of Directors, the balance of management and independent directors and the need for specialized expertise. The Board of Directors considers candidates for Board membership suggested by its members and by management, and the Board of Directors will also consider candidates suggested informally by a shareholder of the Company.

In the consideration of director nominees, including any nominee that a shareholder may submit, the Board of Directors considers, at a minimum, the following factors for new directors, or the continued service of existing directors:

•	The ability of the prospective nominee to represent the interests of the shareholders of the Company;
•	The prospective nominee’s standards of integrity, commitment and independence of thought and judgment;
•

The prospective nominee’s ability to dedicate sufficient time, energy and attention to the diligent performance of his or her duties, including the prospective nominee’s service on other public company boards;

•	The extent to which the prospective nominee contributes to the range of talent, skill and expertise appropriate for the Board of Directors; and
•	The prospective nominee’s involvement within the communities the Company serves.

Shareholders entitled to vote for the election of directors may recommend candidates for the independent directors to consider formally in connection with an annual meeting as long as the recommendation is made on or before the last date on which a shareholder may nominate an individual for election to the Board of Directors under the Company’s Bylaws.

Under the process used by the Company for selecting new board candidates, the President and Chief Executive Officer and the Board of Directors identify the need to add a new board member with specific qualifications or to fill a vacancy on the board. The Chairman of the Board of Directors will initiate a search, working with staff support and seeking input from board members and senior management, hiring a search firm, if necessary, and considering any candidates recommended by shareholders. An initial slate of candidates that will satisfy criteria and otherwise qualify for membership on the board may be presented to the Board of Directors. A determination is made as to whether board members have relationships with preferred candidates and can initiate contacts. The President and Chief Executive Officer and the Chairman of the Board of Directors interview prospective candidates. The Board of Directors meets to conduct further interviews of prospective candidates, if necessary or appropriate, and to consider and recommend final candidates for approval.

Director Compensation

Each member of the Board of Directors receives no fees for their service as Directors of the Company.

All of the directors of the Company serve as directors of the Bank. As compensation for his service to the Bank, each member of the Board of Directors receives fees as follows:

•	a retainer fee of $100 for each meeting of the Board ($150 for the Chairman of the Board),
•	an attendance fee of $200 for each meeting of the Board that he attends ($300 for the Chairman of the Board), and
•	an attendance fee of $100 for each meeting of a committee that he attends ($150 for the chairman of the committee).

Board members who are also officers do not receive any additional compensation above their regular salary for Board service or attending committee meetings.

During the year, all directors of the Company also served on the Board of Village Bank Mortgage Corporation and received $100 per meeting for attending such meetings.

In 2005, the Company adopted the Outside Directors Deferral Plan under which non-employee directors of the Bank have the opportunity to defer receipt of all or a portion of their compensation until retirement or departure from the Board of Directors. Any amounts deferred under this plan are maintained in an account for the benefit of the director and are credited annually with interest on the deferred amount at a rate established by the Board of Directors in its sole discretion prior to the beginning of each plan year.

The following table provides information concerning the compensation of all non-employee directors for the year ended December 31, 2007:

Director Compensation

		Nonqualified
	Fees Earned	Deferred
	or Paid	Compensation
Name	in Cash	Earnings (1)	Total

R.T. Avery, III	$ 12,850	$ 1,712	$ 14,562
Donald J. Balzer, Jr.	9,550	1,418	10,968
Craig D. Bell	11,050	1,668	12,718
William B. Chandler	8,500	1,264	9,764
R. Calvert Esleeck, Jr.	9,700	1,393	11,093
Dean T. Patrick	9,900	-	9,900
Michael L. Toalson	10,500	529	11,029
George R. Whittemore	10,800	1,322	12,122

(1) Represents interest earned on deferred fees for the year ended
December 31, 2007.

Annual Meeting Attendance

The Company encourages members of the Board of Directors to attend the annual meeting of shareholders. All of the directors except one attended the 2007 annual meeting.

Communications with Directors

Any director may be contacted by writing to him c/o Village Bank and Trust Financial Corp., P.O. Box 330, 1231 Alverser Drive, Midlothian, Virginia 23113. Communications to the non-management directors as a group may be sent to the same address, c/o the Secretary of the Company. The Company promptly forwards all such correspondence to the indicated directors.

ITEM 10 – EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table presents information concerning the compensation of the named executive officers for services rendered in all capacities to the Company and the Bank.

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal				Awards	Awards	Compensation	Earnings	Compensation
Position	Year	Salary ($)	Bonus ($)	($) (1)	($) (1)	($) (2)	($) (3)	($) (6)	Total

Thomas W. Winfree	2007	$ 190,000	$ -	$ 4,021	$ 10,317	$ -	$ 82,334	$ 23,315	$ 309,987
President and Chief	2006	172,500	-	-	6,018	45,900	21,936	3,450	249,804
Executive Officer

C. Harril Whitehurst, Jr.	2007	121,875	-	2,120	6,878	-	19,818	3,771	154,463
Senior Vice President/	2006	109,313	-	-	4,012	17,802	2,907	2,250	136,284
Chief Financial Officer

Jack M. Robeson	2007	114,583	250	2,035	6,878	-	20,806	9,259	153,812
Senior Vice President	2006	104,963	-	-	4,012	18,282	3,258	2,220	132,735
Lending

Raymond E. Sanders	2007	121,875	-	2,120	6,878	-	17,194	5,760	153,828
Senior Vice President/	2006	109,313	-	-	4,012	17,181	2,162	2,267	134,935
Chief Operating Officer

Dennis J. Falk (4)	2007	123,333	-	2,065	7,429	-	10,330	10,033	153,191
Senior Vice President	2006	90,000	-	-	4,953	11,948	-	600	107,501

Jerry W. Mabrey (5)	2007	72,533	-	-	-	-		5,624	78,158
President, Village Bank
Mortgage Corporation

(1) Amounts represent compensation expense for awards and grants made in accordance with FAS 123R. The annual expense of these awards and grants are based on recording the required expense over their vesting period of three years with the exception of performance shares which cliff vest at the end of three years. Assumptions used in the calculation of these amounts are included in Note 13 to the Company’s audited financial statements for the year ended December 31, 2007 included in the Form 10-KSB filed with the SEC on March 27, 2008. Starting in 2007, the Company only makes awards of restricted stock.
(2) All executive officers declined any amounts due them under the Incentive Plan for 2007.
(3) Amounts represent the Company's expense for the supplemental executive retirement plan.
(4) Mr. Falk's employment with the Company began in April 2006.
(5) Mr. Mabry's employment with the Company began in April 2007.
(6) Amounts shown in the "All Other Compensation" column are detailed in the following table:

All Other Compensation

		Company	Cancer
	Company	Vehicle /	Policy	Telephone
Name and Principal	Match on	Automobile	Insurance	Expense /	Financial
Position	401(k)	Allowance	Premium	Allowance	Planning	Total

Thomas W. Winfree	$ 4,082	$ 11,755	$ 378	$ 2,101	$ 5,000	$ 23,315

C. Harril Whitehurst, Jr.	2,793	-	378	600	-	3,771

Jack M. Robeson	2,662	6,000	378	219	-	9,259

Raymond E. Sanders	2,562	2,400	378	420	-	5,760

Dennis J. Falk	2,706	6,000	427	900	-	10,033

Jerry W. Mabrey	520	4,250	254	600	-	5,624

Messrs. Winfree and Whitehurst have employment agreements with the Company. Additional information on these employment agreements is described later in this report. Information on the components of executive compensation is set forth below.

Salary. A competitive salary for senior management is essential. Furthermore, flexibility to adapt to the particular skills of an individual or the specific needs of the Company is required. Proposed salary adjustments for senior management are presented to the Compensation Committee by Mr. Winfree, typically during the second quarter. The Compensation Committee reviews the recommendations, makes any further adjustments and generally approves the recommendations with input from the Compensation Committee’s external compensation advisor. Recommendations regarding adjustments to Mr. Winfree’s salary are reviewed and, if appropriate, approved by the Compensation Committee in executive session. Salaries for senior management in 2006 were generally deemed to be below the median of the Company’s peer group. At the recommendation of the Compensation Committee’s external compensation advisor, the Compensation Committee approved the proposed salary adjustments and will consider future increases to annual base salaries to bring senior base pay in line with targeted compensation levels and mix as defined in the Company’s executive compensation philosophy, which is described earlier in this report.

Stock-Based Compensation. Prior to 2007, the Compensation Committee awarded stock options to employees under the 2000 Incentive Plan, as amended and restated. These awards of stock options were at the sole discretion of the Board of Directors and were utilized to attract new employees as well as to reward existing employees for performance. Starting in 2007, the Compensation Committee replaced the use of stock options with time-vested and performance-vested restricted stock awards as it believes restricted stock is a more competitive form of compensation to retain and attract new employees.

The Compensation Committee has implemented a restricted stock award strategy that generally favors a mix (50% / 50%) of time-vested and performance-vested restricted stock awards, each of which vests over three-year periods. Time-vested stock awards will vest on each of three anniversary dates in 25%, 25% and 50% increments. Performance-vested stock awards will vest at the end of a three year performance period if the Company achieves targeted measures of return on equity and return on assets. Performance-share vesting can range from 0%, when all are forfeited, to 100%, when all are earned. The Compensation Committee has not implemented a leverage arrangement where the performance-vested shares can be leveraged beyond the original performance stock award. As with all components of pay, the Compensation Committee will consider future increases to each executive’s targeted annual long term grant value to bring total direct compensation levels in line with established compensation levels and mix as defined in the Company’s executive compensation philosophy.

In granting restricted stock awards in 2007, the Compensation Committee asked its external compensation advisor to propose a 2007 restricted stock award for senior management. The Compensation Committee’s advisor recommended restricted stock awards for each executive based on the Company’s executive compensation philosophy statement described elsewhere in this report. In reviewing the compensation advisor’s recommendation for the 2007 restricted stock awards, the Compensation Committee also took into consideration historical stock option grant practices and the conversion from stock option grants to more competitive awards of time-vested and performance-vested restricted stock.

Information on the restricted stock awards in 2007 is provided in the following table:

Grants of Plan Based Awards in 2007

		Estimated Future Payouts Under
		Equity Incentive Plan Awards
	Grant	Time-	Performance-		Grant Date Fair Value
Name	Date	Vested (1)	Vested (2)	Total	Per Share	Total

Thomas W. Winfree	2/15/07	1,100	1,100	2,200	$ 15.95	$ 35,090

C. Harril Whitehurst, Jr.	2/15/07	540	540	1,080	$ 15.95	17,226
	6/1/07	60	60	120	$ 16.75	2,010

Jack M. Robeson	2/15/07	520	520	1,040	$ 15.95	16,588
	6/1/07	55	55	110	$ 16.75	1,843

Raymond E. Sanders	2/15/07	540	540	1,080	$ 15.95	17,226
	6/1/07	60	60	120	$ 16.75	2,010

Dennis J. Falk	2/15/07	565	565	1,130	$ 15.95	18,024

(1) Time-vested stock awards will vest on each of three anniversary dates in 25%, 25% and 50% increments.
(2) Performance-vested stock awards will vest at the end of a three year performance period if the Company achieves targeted measures of return on equity and return on assets. Performance-share vesting can range from 0%, when all are forfeited, to 100%, when all are earned.

Non-Equity Incentive Plan Compensation. We offer senior management an opportunity to receive an annual target non-equity incentive bonus of 15 to 20 percent of their year-end base salary, depending on the executive’s responsibilities. To determine an executive officer’s non-equity incentive, the Compensation Committee adopted the 2006 Management Incentive Plan (the “Plan”). Under the Plan, an executive officer can earn a bonus by achieving short-term financial and productivity goals established by the Compensation Committee. These goals are customized for each executive before the beginning of the Plan year to reflect a mix of corporate and individual initiatives and reflect a minimum, target and maximum amount of incentive. For example, Mr. Winfree’s targeted incentive awards under the Plan are weighted between corporate (70%) and individual (30%) goals. For others in senior management, the mix of corporate and individual weights is generally 60% / 40% or 50% / 50%, respectively, depending on the organizational responsibility of each executive. At a meeting of the Compensation Committee, usually in December, the Compensation Committee’s external compensation advisor recommends award targets and the award leverage schedule (minimum to maximum awards and their relationship to performance intervals), for the upcoming year.

For 2007, Mr. Winfree presented performance results for corporate and individual measures and corresponding proposed incentive amounts that were calculated in accordance with the award leverage schedule in the Plan. The Compensation Committee reviewed the performance of the Company and each executive’s performance against the Plan. At the request of the Compensation Committee, the external compensation advisor validated the award calculations prior to the Compensation Committee’s approval of the Plan award amounts. In general, the target award opportunities under the Plan were below comparative practices of our peer group. As with all components of pay, the Compensation Committee will consider future increases to each executive’s annual target incentive opportunity to bring total cash compensation in line with targeted compensation levels and mix as defined in the Company’s executive compensation philosophy. All executive officers declined any amounts due them under the Plan for 2007.

Non-Qualified Deferred Compensation Plans. We believe that non-qualified deferred compensation plays an important role in retaining key executives, as well as helping them provide for retirement. The Compensation Committee retained an independent consultant to analyze the total retirement benefits provided by the Company and Social Security to employees with various levels of compensation and years of service so that the Compensation Committee could determine the projected replacement ratio of income at retirement compared with active employment. Because of limits under our qualified retirement plan on the amount of deferrals that our executives can make, several of our executives can expect to have a lower retirement replacement ratio than we have targeted for all employees. Consequently, as a matter of “pension equity”, we have adopted a supplemental plan which should provide a benefit for designated executives that will help approach the targeted retirement replacement ratio.

For that reason, we provide a benefit for senior management, including each of the named executive officers. The Company provides a potential supplemental retirement plan benefit of $50,000 annually for 15 years to Mr. Winfree and a potential benefit of $25,000 annually for 15 years to Messrs. Whitehurst, Sanders, Robeson and Falk. Under the plan’s vesting schedule, Mr. Winfree has completed four years of a six year vesting schedule. Messrs. Whitehurst, Sanders, and Robeson have completed three years of a ten year vesting schedule. Mr. Falk has completed one year of a ten year vesting schedule. In the event of a pre-retirement death, vesting is accelerated and the executive’s named beneficiary receives the benefit over the 15 year payout schedule. In the event of a post-retirement death, the executive’s named beneficiary receives any remaining benefit payments of the 15 year payout schedule. In the event of a termination of employment resulting from a change in control of the Company, vesting is accelerated and the benefit is paid under the 15 year payout schedule.

Outstanding Equity Awards

The following table sets forth certain information with respect to the amount and value of outstanding equity awards on an award-by-award basis held by the named executive officers at December 31, 2007.

Outstanding Equity Awards at Fiscal Year-end

	Option Awards				Stock Awards
								Equity Incentive
							Equity Incentive	Plan Awards:
							Plan Awards:	Market or Payout
					Number of	Market Value of	Number of Un-	Value of Un-
					Shares or Units	Shares or Units	earned Shares,	earned Shares,
	Number of Securities Underlying		Option	Option	of Stock That	of Stock That	Units or Other	Units or Other
	Unexercised Options (#)		Exercise	Expiration	Have Not	Have Not	Rights that have	Rights that have
Name	Exercisable	Unexercisable (1)	Price ($)	Date	Vested	Vested ($)	not Vested	not Vested

Thomas W. Winfree	11,000		$ 8.50	9/18/11	1,100	$ 17,545	1,100	$ 17,545
	1,000		8.50	9/18/11
	5,000		8.80	8/19/12
	5,000		7.68	4/18/13
	10,000		12.50	7/16/14
	10,000		11.96	4/26/15
	4,650		13.00	12/20/15
	1,500	3,000	12.50	6/12/16
	48,150	3,000

C. Harril Whitehurst, Jr.	5,000		$ 9.24	9/15/13	600	9,618	600	9,618
	6,000		11.20	1/27/14
	5,000		12.50	7/16/14
	5,000		13.00	7/21/15
	3,100		13.00	12/20/15
	1,000	2,000	12.50	6/12/16
	25,100	2,000

Jack M. Robeson	6,000		$ 8.50	9/18/11	575	9,215	575	9,215
	1,000		8.20	8/18/13
	5,000		12.50	7/16/14
	3,000		13.00	7/21/15
	3,100		13.00	12/20/15
	1,000	2,000	12.50	6/12/16
	19,100	2,000

Raymond E. Sanders	5,000		$ 8.80	8/19/12	600	9,618	600	9,618
	4,000		8.20	8/18/13
	5,000		12.50	7/16/14
	5,000		13.00	7/21/15
	3,100		13.00	12/20/15
	1,000	2,000	12.50	6/12/16
	23,100	2,000

Dennis J. Falk	1,000	2,000	$ 13.50	4/24/16	565	9,012	565	9,012

(1) Award is vested evenly over three years from date of grant.

None of our named executive officers exercised stock options nor did any restricted stock awards vest in 2007.

Employment and Change-in-Control Agreements

Securing the continued service of key executives is essential to the successful future of the Company. Employment agreements and management continuity agreements (which help retain key executives during a possible change of control situation) assist the Company by providing security to key executives.

The Company has entered into employment agreements with Messrs. Winfree and Whitehurst. Mr. Winfree’s employment agreement was entered into May 1, 2001 with an initial term of three years. Under the agreement, Mr. Winfree agrees to perform the services and duties appropriate to his capacity as the Chief Executive Officer of the Company, responsible for all day-to-day operations. Annually, the Board of Directors reviews Mr. Winfree’s performance for the immediately preceding year and, after such review, may extend the employment agreement for an additional twelve months. Mr. Winfree’s current employment agreement covers the period from May 1, 2006 to April 30, 2009.

Mr. Whitehurst’s employment agreement was entered into September 9, 2003 with a term of one year. Under the agreement, Mr. Whitehurst agrees to perform the services and duties appropriate to his capacity as the Chief Financial Officer of the Company. Annually, the Board of Directors reviews Mr. Whitehurst’s performance for the immediately preceding year and, after such review, may extend the employment agreement for twelve months by an appropriate written instrument executed by Mr. Whitehurst and on behalf of the Company. If the employment agreement is not extended in writing before the end of its term or expressly terminated, it shall automatically renew for an additional term of twelve months. Mr. Whitehurst’s current employment agreement covers the period from September 1, 2007 to August 31, 2008.

Under the terms of both agreements, Messrs. Winfree and Whitehurst are entitled to severance payments equal to his respective salary for the balance of the term if he is terminated without “Cause” or if he terminates with “Good Reason”, each as defined in the respective agreement. In addition, for a period of six months, he will continue to receive benefits under all other employee benefit plans or programs in which he was participating prior to termination or, if continued participation is not possible, an equivalent value. At December 31, 2007, the value of Mr. Winfree’s and Mr. Whitehurst’s severance payments following termination without Cause or with Good Reason is $253,300 and $81,300, respectively.

The agreements also provide for termination benefits following a change in control of the Company. If Mr. Winfree’s employment is terminated for any reason other than for Cause during the term of the employment agreement and any renewal term following a change of control of the Company, he will be entitled to a severance payment in an amount equal to 2.99 times his salary and bonus received during the twelve months ending with the termination of the executive’s employment to be paid in equal monthly installments over the thirty-

six months succeeding the date of termination. If Mr. Whitehurst’s employment is terminated for any reason other than for Cause during the term of the employment agreement and any renewal term following a change of control of the Company, he will be entitled to a severance payment in an amount equal to 1.50 times his salary and bonus received during the twelve months ending with the termination of the executive’s employment to be paid in equal monthly installments over the eighteen months succeeding the date of termination. Additionally, for a period of 2.99 and 1.50 years, respectively, following termination or until such time that the executive has secured full time employment with another employer, Messrs. Winfree and Whitehurst are entitled to continued participation in all group, life, health, accident and disability insurance programs and other employee benefit plans that the executive was eligible to participate in prior to his date of termination. Had Mr. Winfree’s employment terminated on December 31, 2007 following a change of control of the Company, he would be entitled to approximately $523,250 (2.99 times his 2007 base salary and bonus, given that his agreement restricts payments that would constitute an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code) payable in equal monthly installments over 36 months. Had Mr. Whitehurst’s employment terminated on December 31, 2006 following a change of control of the Company, he would be entitled to approximately $172,500 (1.50 times his base salary and 2007 bonus) payable in equal monthly installments over 18 months.

Additionally, Messrs. Sanders, Robeson and Falk have entered into change of control agreements that provide for termination benefits following a change in control of the Company. Messrs. Sanders’, Robeson’s and Falk’s agreements state that, if within one year after a change in control of the Company, the executive resigns after a reduction in salary or the Company terminates the executive without Cause, the executive will receive one year’s salary, payable in monthly installments over twelve months or in a single lump sum. Accordingly, Messrs. Sanders’, Robeson’s and Falk’s termination benefit following a change in control of the Company and a termination under the above circumstances is $130,000, $120,000, $125,000, respectively, as of December 31, 2006.

Equity Compensation Plans

The following table sets forth information as of December 31, 2007, with respect to compensation plans under which shares of Common Stock are authorized for issuance.

Equity Compensation Plan Information

			Number of Securities
	Number of Securities to	Weighted Average	Remaining Available
	Be issued Upon Exercise	Exercise Price of	for Future Issuance
	of Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans (1)

Equity Compensation Plans
Approved by Shareholders:

2000 Incentive Plan (2)	259,210	$ 10.26	185,290

Organizational Investors
Warrant Plan	137,500	$ 10.00	-

Equity Compensation Plans
Not Approved by
Shareholders: (3)	-	$ -	-

	396,710	$ 10.17	185,290

(1) Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
(2) The 2000 Incentive Plan permits grants of stock options and awards of Common Stock and/or restricted stock, phantom stock or stock appreciation rights. To date, only options have been granted under the Incentive Plan.
(3) The Company does not have any equity compensation plans that have not been approved by shareholders.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth, as of March 31, 2008, unless otherwise noted, certain information with respect to beneficial ownership of shares of Common Stock by each of the members of the Board of Directors, by the executive officers named in the “Summary Compensation Table” below, by owners of more than 5% of shares of Common Stock known to the Company, and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of a director living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

	Amount and Nature of	Percent of
Name	Beneficial Ownership	Class (%)

Directors:
R. T. Avery, III (1)	77,554	3.00%
Donald J. Balzer, Jr. (2)	66,716	2.58%
Craig D. Bell (3)	69,012	2.66%
William B. Chandler (4)	67,411	2.60%
R. Calvert Esleeck, Jr. (5)	34,811	1.34%
Dean T. Patrick (6)	58,798	2.27%
Michael L. Toalson (7)	6,611	0.26%
George R. Whittemore (8)	27,911	1.08%
Thomas W. Winfree (9)	97,054	3.69%

Executive Officers:
Dennis J. Falk (10)	4,082	0.16%
Jack M. Robeson (11)	21,176	0.82%
Raymond E. Sanders (12)	25,379	0.98%
C. Harril Whitehurst, Jr. (13)	32,028	1.23%

Certain Beneficial Owners:
John S. Clark (14)	248,419	9.64%
1633 Broadway, 30th Floor
New York, NY 10019

Directors and executive officers	588,543	20.98%
as a group (13 persons)

(1)

Amount disclosed includes 2,500 shares of Common Stock owned by Mr. Avery; 5,200 shares of Common Stock in Mr. Avery’s Simplified Employee Pension Plan; 1,200 shares of Common Stock in Mr. Avery’s IRA account; 3,200 shares of Common Stock in Mr. Avery’s 401(k) account; 3,070 shares of Common Stock owned by Mr. Avery’s children; 49,773 shares of Common Stock owned by Mr. Avery’s spouse; options to acquire 10,111 shares of Common Stock; and warrants to acquire 2,500 shares of Common Stock.

(2)

Amount disclosed includes 44,240 shares of Common Stock owned by Mr. Balzer; 3,265 shares of Common Stock in Mr. Balzer’s IRA account; 5,000 shares of Common Stock owned by DJB Family Ltd. Partnership; 1,100 shares of Common Stock owned by Mr. Balzer’s spouse; 3,000 shares of Common Stock owned by Mr. Balzer’s children; and options to acquire 10,111 shares of Common Stock.

(3)

Amount disclosed includes 41,100 shares of Common Stock owned by Mr. Bell; 8,200 shares of Common Stock in Mr. Bell’s IRA account; 1,000 shares owned by Mr. Bell’s father; 100 shares owned jointly with Mr. Bell’s brother; options to acquire 16,112 shares of Common Stock; and warrants to acquire 2,500 shares of Common Stock.

(4)

Amount disclosed includes 46,300 shares of Common Stock owned by Mr. Chandler; 6,000 shares of Common Stock owned by Mr. Chandler’s children; options to acquire 10,111 shares of Common Stock; and warrants to acquire 5,000 shares of Common Stock.

(5)

Amount disclosed includes 4,900 shares of Common Stock owned by Mr. Esleeck; 190 shares of Common Stock in Mr. Esleeck’s Roth IRA account; 1,766 shares of Common Stock in Mr. Esleeck’s IRA account; 9,712 shares of Common Stock owned by Mr. Esleeck’s spouse; 5,632 shares of Common Stock owned by Mr. Esleeck’s children; options to acquire 10,111 shares of Common Stock; and warrants to acquire 2,500 shares of Common Stock.

(6)

Amount disclosed includes 17,460 shares of Common Stock owned by Mr. Patrick; 20,927 shares of Common Stock in Mr. Patrick’s IRA account; 1,800 shares of Common Stock owned by Mr. Patrick’s children and parents; options to acquire 16,111 shares of Common Stock; and warrants to acquire 2,500 shares of Common Stock.

(7)	Amount disclosed includes 3,770 shares of Common Stock owned by Mr. Toalson; 1,230 shares of Common Stock in Mr. Toalson’s IRA account; and options to acquire 1,611 shares of Common Stock.
(8)

Amount disclosed includes 2,600 shares of Common Stock owned by Mr. Whittemore; 1,300 shares of Common Stock in Mr. Whittemore’s IRA account; 2,400 shares of Common Stock in Mr. Whittemore’s Simple IRA account; 9,000 shares of Common Stock owned by Mr. Whittemore’s spouse; options to acquire 10,111 shares of Common Stock; and warrants to acquire 2,500 shares of Common Stock.

(9)

Amount disclosed includes 43,715 shares of Common Stock owned by Mr. Winfree; 666 shares of Common Stock in Mr. Winfree’s IRA account; 1,323 shares of Common Stock in Mr. Winfree’s Roth IRA account; 200 shares of Common Stock owned by Mr. Winfree’s son; and options to acquire 51,150 shares of Common Stock.

(10)	Amount disclosed includes 1,082 shares of Common Stock owned by Mr. Falk and options to acquire 3,000 shares of Common Stock.
(11)	Amount disclosed includes 76 shares of Common Stock owned by Mr. Robeson and options to acquire 21,100 shares of Common Stock.
(12)	Amount disclosed includes 279 shares of Common Stock owned by Mr. Sanders and options to acquire 25,100 shares of Common Stock.
(13)	Amount disclosed includes 4,928 shares of Common Stock owned by Mr. Whitehurst and options to acquire 27,100 shares of Common Stock.
(14)

Mr. Clark beneficially owns 248,419 shares of Common Stock. Mr. Clark has sole voting and dispositive power with respect to 216,419 shares of Common Stock, which includes 12,000 shares of Common Stock held by trusts for which he serves as sole trustee. Mr. Clark has shared voting and dispositive power with respect to 32,000 shares of Common Stock deemed beneficially owned by his spouse.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers, and any persons who own more than 10% of the outstanding shares of Common Stock, to file reports of ownership and changes in ownership of Common Stock. Officers and directors are required by regulations to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports furnished to the Company and the Bank or written representation that no other reports were required, the Company believes that, during fiscal year 2007, our directors and executive officers complied with all applicable Section 16(a) filing requirements, except that R. T. Avery, III, a Director, inadvertently filed a late report on Form 4 covering the purchases of common stock in August and September 2007; Donald J. Balzer, Jr., a Director, inadvertently filed a late report on Form 4 covering the purchases of common stock in February, May and August 2007; Dean Patrick, a Director, inadvertently filed a late report on Form 4 covering purchases of common stock in March and June 2007; Thomas W. Winfree, a Director, inadvertently filed a late report on Form 4 covering the purchase of common stock in June 2007.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management

Some of the directors and officers of the Company are customers of the Company, and the Company has had banking transactions in the ordinary course of its business with directors, officers, and their associates, on substantially the same terms, including interest rates, collateral and repayment terms on loans, as those prevailing at the same time for comparable transactions with others. All outstanding loans to such officers and directors and their associates are current as to principal and interest. None of such outstanding loans are classified as non-accrual, past due, restructured or potential problems. As of December 31, 2007, all loans to directors, executive officers and their affiliates totaled approximately $5,435,000 or approximately 20% of stockholders’ equity at such date.

There are no legal proceedings to which any director, officer or associate is a party that would be material and adverse to the Company.

Independence of the Directors

The Board of Directors has determined that the following 8 individuals of its 9 current members are independent as defined by the listing standards of NASDAQ: R. T. Avery, III, Donald J. Balzer, Jr., Craig D. Bell, William B. Chandler, R. Calvert Esleeck, Jr., Dean T. Patrick, Michael L. Toalson and George R. Whittemore. In reaching this conclusion, the Board of Directors considered that the Company and its subsidiaries conduct business with companies of which certain members of the Board of Directors or members of their immediate families are or were directors or officers.

The Board of Directors considered the following relationships between the Company and two of its directors to determine whether such director was independent under NASDAQ’s listing standards:

•

Donald J. Balzer, Jr. is Chairman of the Board of Balzer & Associates, Inc., an architectural, engineering, surveying and landscape architectural firm. Balzer & Associates is acting as the civil engineer on the construction of a new headquarters building for the Company. The Company estimates that it will pay Balzer & Associates approximately $140,000 to provide civil engineering and landscape design services on this project, of which approximately $97,000 has been paid through April 30, 2008.

•

Craig D. Bell is a partner with the law firm of McGuire Woods LLP. McGuire Woods LLP represented the Company in its merger negotiations with River City Bank, which is described in Note 19 to the Company’s audited financial statements included elsewhere herein. Through April 30, 2008 the Company has paid McGuire Woods LLP approximately $90,000 in legal fees related thereto.

There were no other relationships between the Company and its directors.

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

10.5	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-KSB for the year ended December 31, 2004. *

10.6	Form of Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-KSB for the year ended December 31, 2004. *

21	Subsidiaries of Village Bank and Trust Financial Corp. **

31.1	Section 302 Certification by Chief Executive Officer. **

31.2	Section 302 Certification by Chief Financial Officer. **

31.3	Section 302 Certification by Chief Executive Officer (Amendment No. 1). ***

31.4	Section 302 Certification by Chief Financial Officer (Amendment No. 1). ***

32	Section 906 Certification. **
_____________________________
* Management contracts and compensatory plans and arrangements. ** Previously filed ***Filed herewith

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2007 and 2006, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB, and services that are normally provided in connection with statutory and regulatory filings and engagements, for those fiscal years were $102,000 for 2007 and $91,400 for 2006.

Audit Related Fees

There were no fees billed by BDO Seidman, LLP for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under the heading “Audit Fees” above for the fiscal year ended December 31, 2007 and 2006.

Tax Fees

The aggregate fees billed by BDO Seidman, LLP for professional services for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2007 were $19,562. The fees for fiscal year ended December 31, 2006 were $16,946.

All Other Fees

There were no fees billed by BDO Seidman, LLP for any other services rendered to the Company or the Bank for the fiscal years ended December 31, 2007 and December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: May 22, 2008	By: /s/ Thomas W. Winfree

Thomas W. Winfree

President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.3	Section 302 Certification by Chief Executive Officer (Amendment No. 1)

31.4	Section 302 Certification by Chief Financial Officer (Amendment No. 1)