Form 10-Q
period 2008-06-30
Village Bank & Trust Financial Corp.
filed 2008-08-14
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐(Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

2,622,263 shares of common stock, $4.00 par value, outstanding as of August 6, 2008.

Village Bank and Trust Financial Corp.

Form 10-Q

TABLE OF CONTENTS

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
June 30, 2008 (unaudited) and December 31, 2007	3

Consolidated Statements of Income
For the Three and Six Months Ended
June 30, 2008 and 2007 (unaudited)	4

Consolidated Statements of Stockholders’ Equity
For the Six Months Ended
June 30, 2008 and 2007 (unaudited)	5

Consolidated Statements of Cash Flows
For the Six Months Ended
June 30, 2008 and 2007 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4T. Controls and Procedures	30

Part II – Other Information

Item 1. Legal Proceedings	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. Submission of Matters to a Vote of Security Holders	31

Item 5. Other Information	31

Item 6. Exhibits	31

Signatures	32

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
June 30, 2008 (Unaudited) and December 31, 2007

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$ 7,967,266	$ 5,752,332
Federal funds sold	4,550,468	16,362,672
Investment securities available for sale	5,243,350	13,711,399
Loans held for sale	4,516,574	3,489,886
Loans
Outstandings	343,707,463	327,775,829
Allowance for loan losses	(3,499,776)	(3,469,273)
Deferred fees	(307,784)	(432,816)
	339,899,903	323,873,740
Premises and equipment, net	24,779,246	19,162,054
Accrued interest receivable	2,764,992	2,752,755
Goodwill	689,108	689,108
Other assets	11,026,057	7,470,053

	$ 401,436,964	$ 393,263,999

Liabilities and Stockholders' Equity
Liabilities
Deposits	$ 325,682,691	$ 339,297,258
Trust preferred securities	8,764,000	8,764,000
FHLB advances	25,000,000	12,000,000
Other borrowings	12,647,252	3,972,569
Accrued interest payable	548,943	587,980
Other liabilities	1,223,924	1,748,893
Total liabilities	373,866,810	366,370,700

Stockholders' equity
Preferred stock, $1 par value - 1,000,000 shares authorized;	-	-
no shares issued and outstanding
Common stock, $4 par value - 10,000,000 shares authorized	10,489,052	10,303,940
2,622,263 shares issued and outstanding at June 30, 2008,
2,575,985 shares issued and outstanding at December 31, 2007
Additional paid-in capital	14,025,460	13,726,269
Accumulated other comprehensive income (loss)	(202,229)	(122,607)
Retained earnings (deficit)	3,257,871	2,985,697
Total stockholders' equity	27,570,154	26,893,299

	$ 401,436,964	$ 393,263,999

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Interest income
Loans	$ 6,739,632	$ 5,934,721	$ 13,248,190	$ 11,251,802
Investment securities	90,615	203,944	233,933	407,540
Federal funds sold	39,280	63,577	146,115	187,381
Total interest income	6,869,527	6,202,242	13,628,238	11,846,723

Interest expense
Deposits	3,321,309	3,102,019	7,016,552	5,889,911
Borrowed funds	360,347	149,872	638,276	279,935
Total interest expense	3,681,656	3,251,891	7,654,828	6,169,846

Net interest income	3,187,871	2,950,351	5,973,410	5,676,877
Provision for loan losses	498,024	359,937	747,378	568,279
Net interest income after provision
for loan losses	2,689,847	2,590,414	5,226,032	5,108,598

Noninterest income
Service charges and fees	271,621	187,578	478,746	356,639
Gain on sale of loans	608,344	388,767	1,034,861	772,556
Other	102,161	135,401	226,908	247,457
Total noninterest income	982,126	711,746	1,740,515	1,376,652

Noninterest expense
Salaries and benefits	1,869,578	1,717,284	3,716,100	3,282,767
Occupancy	263,682	216,425	516,285	414,832
Equipment	174,930	162,860	348,205	320,288
Supplies	109,895	85,360	206,322	160,595
Professional and outside services	350,034	357,920	691,122	631,133
Advertising and marketing	77,355	87,082	126,216	166,909
Other operating expense	555,524	406,104	949,914	695,133
Total noninterest expense	3,400,998	3,033,035	6,554,164	5,671,657

Net income before income taxes	270,975	269,125	412,383	813,593
Provision for income taxes	92,131	91,501	140,209	276,621

Net income	$ 178,844	$ 177,624	$ 272,174	$ 536,972

Earnings per share, basic	$ 0.07	$ 0.07	$ 0.10	$ 0.21
Earnings per share, diluted	$ 0.07	$ 0.07	$ 0.10	$ 0.20

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp.
Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2008 and 2007

					Accumulated
	Common Stock		Additional	Retained	Other
	Number of		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (loss)	Total

Balance, December 31, 2007	2,575,985	$10,303,940	$ 13,726,269	$ 2,985,697	$ (122,607)	$ 26,893,299
Issuance of common stock	46,278	185,112	265,249	-	-	450,361
Stock based compensation	-	-	33,942	-	-	33,942
Minimum pension adjustment
(net of income taxes
of $1,459)	-	-	-	-	4,290	4,290
Net income	-	-	-	272,174	-	272,174
Change in unrealized gain (loss)
on securities available for sale
(net of income taxes
of $28,530)	-	-	-	-	(83,912)	(83,912)
Total comprehensive income	-	-	-	-	-	192,552

Balance, June 30, 2008	2,622,263	$ 10,489,052	$ 14,025,460	$ 3,257,871	$ (202,229)	$ 27,570,154

Balance, December 31, 2006	2,562,088	$ 10,248,352	$ 13,588,888	$ 1,984,634	$ (177,759)	$ 25,644,115
Issuance of common stock	6,397	25,588	40,446	-	-	66,034
Stock based compensation	-	-	30,446	-	-	30,446
Net income	-	-	-	536,972	-	536,972
Change in unrealized gain (loss)
on securities available for sale
(net of income taxes
of $9,442)	-	-	-	-	(27,772)	(27,772)
Total comprehensive income	-	-	-	-	-	509,200

Balance, June 30, 2007	2,568,485	$ 10,273,940	$ 13,659,780	$ 2,521,606	$ (205,531)	$ 26,249,795

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash Flows from Operating Activities
Net income	$ 272,174	$ 536,972
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	330,813	346,775
Provision for loan losses	747,378	568,279
Gain on loans sold	(1,034,861)	(772,556)
Stock compensation expense	33,942	30,446
Gain on securities	(23,194)	-
Proceeds from sale of mortgage loans	45,160,669	34,885,872
Origination of mortgage loans for sale	(45,152,496)	(33,676,920)
Amortization of premiums and accretion of
discounts on securities, net	(25,509)	(50,991)
Increase in interest receivable	(12,237)	(215,000)
Increase in other assets	(3,520,644)	(1,789,591)
Increase (decrease) in interest payable	(39,037)	13,274
Decrease in other liabilities	(524,969)	(1,068,091)
Net cash used in operating activities	(3,787,971)	(1,191,531)

Cash Flows from Investing Activities
Purchases of available for sale securities	(994,374)	(11,943,954)
Maturities and calls of available for sale securities	9,396,145	11,626,366
Net increase in loans	(16,773,542)	(47,844,317)
Purchases of premises and equipment	(5,948,005)	(2,480,558)
Net cash used in investing activities	(14,319,776)	(50,642,463)

Cash Flows from Financing Activities
Issuance of common stock	450,361	66,034
Net increase (decrease) in deposits	(13,614,567)	32,365,558
Federal Home Loan Bank borrowings	13,000,000	8,000,000
Net increase (decrease) in other borrowings	8,674,683	(13,917)
Net cash provided by financing activities	8,510,477	40,417,675

Net decrease in cash and cash equivalents	(9,597,270)	(11,416,319)
Cash and cash equivalents, beginning of period	22,115,004	17,198,503

Cash and cash equivalents, end of period	$ 12,517,734	$ 5,782,184

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2008 is not necessarily indicative of the results to be expected for the full year ending December 31, 2008. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

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

Note 3 - Earnings per common share

Basic earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. For the three month periods ended June 30, 2008 and 2007, the weighted-average number of common shares totaled 2,609,835 and 2,565,692, respectively. For the six month periods ended June 30, 2008 and 2007, the weighted-average number of common shares totaled 2,593,192 and 2,563,900 respectively. Diluted earnings per share reflect the potential dilution of securities that could share in the net income of the Company. Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. For the three months ended June 30, 2008 and 2007 the weighted-average number of shares on a fully diluted basis totaled 2,627,111 and 2,713,512 respectively. For the six month periods ended June 30, 2008 and 2007, the weighted-average number of common shares on a fully diluted basis totaled 2,614,668 and 2,701,743, respectively. There were options to acquire 98,350 shares of common stock that were anti-dilutive for the three and six month periods ended June 30, 2008. There were no options to acquire common stock that were anti-dilutive for the three and six month periods ended June 30, 2007.

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

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Six Months Ended June 30,
	2008				2007
	Options	Weighted Average Exercise Price	Fair Value Per Share	Intrinsic Value	Options	Weighted Average Exercise Price	Fair Value Per Share	Intrinsic Value

Options outstanding,
beginning of period	247,410	$ 10.26	$ 4.70		251,910	$ 10.22	$ 4.67
Granted	-	-	-		-	-	-
Forfeited	(2,250)	11.77	5.29		-	-	-
Exercised	-	-	-		(500)	11.77	5.59
Options outstanding,
end of period	245,160	$ 10.25	$ 4.69	$ -	251,410	$ 10.22	$ 4.67	$1,815,180
Options exercisable,
end of period	227,660				234,910

During the first quarter of 2007, we granted to certain officers 5,725 restricted shares of common stock and 5,725 performance shares of common stock with a weighted average fair market value of $15.95 at the date of grant. During the second quarter of 2007 an additional 175 restricted shares of common stock and 175 performance shares of common stock were granted with a weighted average fair market value of $16.75 at the date of grant. These restricted stock awards have three-year graded vesting, and the performance shares cliff vest at the end of the three years. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock and performance share awards was 9,428 and 11,200 at June 30, 2008 and 2007, respectively.

Stock-based compensation expense was $33,942 and $30,446 for the six months ended June 30, 2008 and 2007, respectively. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of June 30, 2008 and 2007 was $189,003 and $252,017, respectively. Of the $189,003 of unamortized compensation at June 30, 2008, $91,055 relates to performance based restricted stock awards. The time based unamortized compensation of $97,948 is expected to be recognized over a weighted average period of 1.4 years.

Note 5 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at June 30, 2008 was 4.92%. The securities may be redeemed at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 6 – Pending merger

On March 9, 2008 the Company and the Bank entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”) with River City Bank (“River City”). The Merger Agreement sets forth the terms and conditions of the Company’s acquisition of River City through the merger of River City with and into Village Bank (the “Merger”). Under the terms of the Merger Agreement, Village Bank will acquire all of the outstanding shares of River City. The shareholders of River City will receive, for each share of River City common stock that they own immediately prior to the effective time of the Merger, either $11 per share in cash or 1.0 shares of common stock of the Company. Pursuant to the terms of the Merger Agreement, shareholders of River City will have the opportunity to elect to receive cash, shares of common stock of the Company, or a combination of both, subject to allocation and proration procedures ensuring that 20% of the total merger consideration will be cash and 80% will be common stock of the Company. In addition, at the effective time of the Merger, each outstanding option to purchase shares of River City common stock under any stock plans shall vest pursuant to its terms and shall be converted into an option to acquire the number of shares of the Company’s common stock equal to the number of shares of River City common stock underlying the option multiplied by 1.0. The exercise price of each option will be adjusted accordingly.

Consummation of the Merger is subject to a number of customary conditions including the approval of the Merger by the shareholders of each of River City, the Company and Village Bank and the receipt of all required regulatory approvals. The Merger is expected to be completed in the fourth quarter of 2008.

Note 7 – Deposits

Deposits as of June 30, 2008 and December 31, 2007 were as follows:

	June 30,	December 31,
	2008	2007

Noninterest bearing demand	$ 28,838,384	$ 23,223,246
Now	11,077,248	10,517,393
Money market	28,081,762	22,060,316
Savings	4,026,052	3,372,986
Time deposits of $100,000 and over	84,678,142	92,932,642
Other time deposits	168,981,103	187,190,675

Total	$ 325,682,691	$ 339,297,258

Note 8 – Recent accounting pronouncements

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

Note 9 — Fair value

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

Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3- Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

	Fair Value Measurement
	at June 30, 2008 Using
	(In Thousands)

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring
Available for sale investment securities (1)	$ 5,243	$ 5,243
Residential loans held for sale	4,517		4,517

Financial Assets-Non-Recurring
Impaired loans (2)	4,621			4,621

(1) Excludes restricted stock.
(2) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2008.

	Impaired Loans	Total assets	Obligation under payment agreement
Balance at March 31, 2008	$ 6,835	$ 6,835	$ -
Total realized and unrealized gains (losses)
Included in earnings	-	-	-
Included in other comprehensive income	-	-	-
Purchases, sales, issuances and other settlements, net	-	-	-
Transfers in and/or out of Level 3	(2,214)	(2,214)	-
Balance at June 30, 2008	$ 4,621	$ 4,621	$ -

	Impaired Loans	Total assets	Obligation under payment agreement
Balance at January 1, 2008	$ 2,858	$ 2,858	$ -
Total realized and unrealized gains (losses)
Included in earnings	-	-	-
Included in other comprehensive income	-	-	-
Purchases, sales, issuances and other settlements, net	-	-	-
Transfers in and/or out of Level 3	1,763	1,763	-
Balance at June 30, 2008	$ 4,621	$ 4,621	$ -

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “we expect,” “we believe” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	interest rate fluctuations;
•	risk inherent in making loans such as repayment risks and fluctuating collateral values;
•	economic conditions in the Richmond metropolitan area;
•	the ability to continue to attract low cost core deposits to fund asset growth;
•	changes in general economic and business conditions;
•	changes in laws and regulations applicable to us;
•	competition within and from outside the banking industry;
•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	maintaining capital levels adequate to support the Company’s growth;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	new products and services in the banking industry;
•	problems with our technology;
•	changing trends in customer profiles and behavior;
•	Merger expenses have been incurred even if the Merger is not completed;
•	the Merger may distract management from its other responsibilities;
•	the Merger might be delayed or changed by regulatory agencies; and
•	the Company may not be able to realize all of the anticipated benefits of the Merger.

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

Our total assets increased to $401,437,000 at June 30, 2008 from $393,264,000 at December 31, 2007, an increase of $8,173,000, or 2.1%. The increase in assets resulted primarily from increases in loans held for sale of $1,027,000, net loans of $16,026,000, premises and equipment of $5,617,000, and other assets of $3,556,000, offset by a decrease in liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) of $18,065,000. In addition to the increase in net assets of $8,173,000, deposits decreased by $13,615,000. The net increase in assets and the decline in deposits was funded by a $21,675,000 increase in borrowings.

The following presents management’s discussion and analysis of the financial condition of the Company at June 30, 2008 and December 31, 2007, and results of operations for the Company for the three and six month periods ended June 30, 2008 and 2007. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission as well as the second quarter 2008 financial statements and notes thereto appearing elsewhere in this report.

Results of operations

Net income totaled $179,000, or $0.07 per share on a fully diluted basis, in the second quarter of 2008 compared to net income of $178,000, or $0.07 per share on a fully diluted basis, in the second quarter of 2007. For the six months ended June 30, 2008, net income totaled $272,000 or $0.10 per share on a fully diluted basis, compared to net income of $537,000 or $.20 per share on a fully diluted basis, for the same period in 2007. This represents an increase in net income of $1,000, or .6% and a decrease of $265,000 or 49%, for the three and six month periods, respectively.

In the latter half of 2007, the financial markets experienced significant turmoil due to the collapse of the subprime mortgage asset market which has had a detrimental affect on banking in general. The collapse of the mortgage asset market has led to what many consider a recessionary economy and resulted in extraordinary write-offs of mortgage related assets by many banks. The detrimental affect of the collapse in the mortgage asset market has continued in 2008, depressing bank stock values. In reaction first to the mortgage market collapse and most recently to the real possibility of a recession, the Federal Open Market Committee (“FOMC”) of the Federal Reserve reduced short-term interest rates significantly in the last three months of 2007 and continued to decrease rates in 2008. With this significant decline in short-term interest rates and how rapidly in which they were made, our earnings for the first six months of 2008 decreased significantly from the same period in 2007. This decline in our earnings is a result of a significant portion of our loan portfolio, the primary source of revenue to Village Bank, having interest rates that adjust according to the direction of short-term interest rates. Accordingly, as short-term rates are reduced by the FOMC, the income from our loan portfolio is reduced. While the reduction of short-term interest rates will also reduce the rates we pay on deposits, our largest expense, the reduction in interest rates paid on deposits will be slower than the reduction of interest rates on our loan portfolio as deposits generally do not reprice as quickly as loans. Consequently, our net interest income, the primary source of our earnings, will be negatively impacted when short-term interest rates are reduced by the FOMC. While the decline in short-term interest rates has had a detrimental affect on our profitability in 2008, we have never owned nor have we ever originated subprime mortgage loan product and thus are not exposed to the kinds of write-offs of such assets many banks have had to make.

Net interest income for the second quarter of $3,188,000 represents an increase of $238,000, or 8%, compared to the second quarter of 2007, and an increase of $403,000, or 14%, compared to the first quarter of 2008. Changes in net interest income are attributable to changes in the volume of interest-sensitive assets and liabilities and changes in interest rates. The increase in net interest income in the second quarter of 2008 when compared to the same period in 2007 is a result of an increase in the size of our loan portfolio (volume) while the second quarter 2008 increase over the first quarter of 2008 is due to an improving interest rate margin (rate). The following table demonstrates this:

	Second Qtr 2008	Second Qtr 2008
	vs	vs
	Second Qtr 2007	First Qtr 2008

Increase (decrease) in net
interest income due to changes in
Volume	$ 460,000	$ (47,000)
Rate	(222,000)	450,000

	$ 238,000	$ 403,000

Our net interest margin (net interest margin is calculated by dividing net interest income by average earning assets) for the second quarter of 2008 was 3.56%, compared to 3.09% for the first quarter of 2008 and 3.95% for the second quarter of 2007. As discussed previously, the significant and rapid change in short-term interest rates in the latter half of 2007 and into the first quarter of 2008 resulted in the significant decline in our net interest margin in the first quarter. Margin compression was the single largest factor in our decline in profitability in the first quarter of 2008 compared to 2007, however as we have been able to reprice our liabilities to the lower interest rates in the second quarter of 2008, our interest rate margin has increased.

Noninterest income of $982,000 for the second quarter of 2008 is $270,000 higher than noninterest income of $712,000 for the second quarter of 2007. This increase in noninterest income is primarily a result of higher gain on loan sales and fees from increased loan production by our mortgage banking subsidiary, although service charges and fees also increased as a result of our expanded branch network.

Noninterest expense increased by $368,000 from the second quarter of 2007 to the second quarter of 2008. The largest increases in noninterest expense occurred in salaries and benefits of $152,000, occupancy costs of $47,000, data processing costs of $61,000, loan underwriting costs of $58,000 and the FDIC insurance assessment of $76,000. The increases in salaries and benefits, occupancy costs and data processing costs are a result of the growth of Village Bank; the increase in loan underwriting costs is directly related to the increase in loan origination by our mortgage company; and the increase in the FDIC insurance assessment is related to our capital ratios and overall growth.

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

Net interest income for the six months ended June 30, 2008 and 2007 was $5,973,000 and $5,677,000, respectively. This increase in net interest income of $296,000, or 5%, occurred despite a 68 basis point decline in our net interest margin. Our net interest margin for the six months ended June 30, 2008 was 3.32% compared to 4.00% for the first six months of 2007. The increase in net interest income resulted from growth in our loan portfolio. Loans net of deferred fees increased by $54,595,000, or 19%, from $288,805,000 at June 30, 2007 to $343,400,000 at June 30, 2008. Loans net of deferred fees averaged $340,721,000 in the first six months of 2008 as compared to $262,562,000 in the first six months of 2007, an increase of $78,159,000, or 30%. Whether this trend of increasing net interest income continues is dependent upon our ability to grow our loan portfolio as well as any changes in short-term interest rates by the FOMC. For the remainder of 2008, we do not expect our loan portfolio to increase significantly. Accordingly, if the FOMC were to decrease short-term interest rates further in 2008, our net interest income could decline from previous periods.

Average interest-earning assets for the first six months of 2008 increased by $75,840,000, or 27%, compared to the first six months of 2007. The increase in interest-earning assets was due primarily to the growth of our loan portfolio. The average yield on interest-earning assets decreased to 7.57% for the first six months of 2008 compared to 8.35% for the first six months of 2007. This decline in the average yield from 2007 to 2008 was due to the reduction in short-term interest rates by the FOMC during the last quarter of 2007 and the first quarter of 2008.

Our average interest-bearing liabilities increased by $84,743,000, or 33%, for the first six months of 2008 compared to the first six months of 2007. The growth in interest-bearing liabilities was primarily due to growth in deposits. The average cost of interest-bearing liabilities decreased to 4.47% for the first six months of 2008 from 4.79% for the first six months of 2007. The principal reason for the decrease in liability costs was decreasing interest rates as liabilities reprice. The decreasing interest rates were a result of decreases in short term interest rates by the FOMC. See our discussion under interest rate sensitivity for more information.

The following table illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted-average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances. We had no tax exempt assets for the periods presented.

Average Balance Sheets
(In thousands)

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$ 340,721	$ 13,151	7.76%	$ 262,562	$ 11,181	8.59%
Investment securities	8,777	234	5.36%	14,180	408	5.80%
Loans held for sale	3,276	97	5.95%	2,212	71	6.47%
Federal funds and other	9,202	146	3.19%	7,182	187	5.25%
Total interest earning assets	361,976	13,628	7.57%	286,136	11,847	8.35%
Allowance for loan losses	(3,533)			(2,720)
Cash and due from banks	6,777			4,869
Premises and equipment, net	21,186			12,872
Other assets	11,748			8,433
Total assets	$ 398,154			$ 309,590

Interest bearing deposits
Interest checking	$ 11,215	$ 61	1.09%	$ 10,140	$ 46	0.91%
Money market	26,723	293	2.20%	20,665	336	3.28%
Savings	3,657	21	1.15%	3,826	22	1.12%
Certificates	270,486	6,641	4.94%	214,857	5,486	5.15%
Total deposits	312,081	7,016	4.52%	249,488	5,890	4.76%
Borrowings	32,291	638	3.97%	10,141	280	5.57%
Total interest bearing liabilities	344,372	7,654	4.47%	259,629	6,170	4.79%
Noninterest bearing deposits	24,461			22,159
Other liabilities	1,867			1,576
Total liabilities	370,700			283,364
Equity capital	27,454			26,226
Total liabilities and capital	$ 398,154			$ 309,590

Net interest income before
provision for loan losses		$ 5,974			$ 5,677

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.10%			3.56%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.32%			4.00%

Provision for loan losses

The provision for loan losses for the three months ended June 30, 2008 was $498,000, compared to $360,000 for the three months ended June 30, 2007. The provision for loan losses for the six months ended June 30, 2008 was $747,000 compared to $568,000 for the six months ended June 30, 2007. The 38% and 32% increases when comparing the three and six month periods, respectively, were primarily due to a write-off in the second quarter of 2008 related to one loan relationship. This loss is believed to be the result of fraudulent activity by the borrower which may be recoverable through insurance coverage, although we have not recognized any such recovery as of June 30, 2008. Without this write-off, the provision for loan losses for the six months ended June 30, 2008 would have been $293,000 and would have decreased from the $568,000 provision for the six months ended June 30, 2007. This decline would have been attributable to a decline in loan volume in 2008 compared to 2007. Loans net of deferred fees increased by $16,057,000 during the first six months of 2008 compared to an increase of $47,754,000 during the first six months of 2007. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. See our discussion of the allowance for loan losses under Allowance for loan losses and Critical accounting policies below.

Noninterest income

Noninterest income increased from $712,000 for the three months ended June 30, 2007 to $982,000 for the three months ended June 30, 2008, an increase of $270,000, or 38%. Noninterest income also increased from $1,377,000 for the first six months of 2007 to $1,741,000 for the first six months of 2008, an increase of $364,000, or 26%. These increases were attributable to an increase in loan originations in the mortgage company and increased service charges and fees resulting from a larger deposit base. Gains on loan sales increased from $773,000 for the first six months of 2007 to $1,035,000 for the first six months of 2008, an increase of $262,000, or 34%. Service charges and fees increased by $122,000, or 34%, from $357,000 for the first six months of 2007 to $479,000 for the first six months of 2008.

Noninterest expense

Noninterest expense for the three months ended June 30, 2008 was $3,401,000 compared to $3,033,000 for the three months ended June 30, 2007, an increase of $368,000, or 12%. Non interest expense for the six months ended June 30, 2008 totaled $6,554,000 an increase of $882,000, or 16%, from $5,672,000 for the six months ended June 30, 2007. Salaries and benefits represented the largest increase in both periods, increasing by $152,000, or 9%, from $1,717,000 for the three months ended June 30, 2007 to $1,869,000 for the same period in 2007, and increasing by $433,000, or 13%, from $3,283,000 for the first six months of 2007 to $3,716,000 for the first six months of 2008. Additionally, the FDIC insurance assessment increased significantly by $76,000 in comparing the three month periods and by $174,000 in comparing the six month periods.

Income taxes

The provision for income taxes of $140,000 for the six months ended June 30, 2008 is based upon the results of operations. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. We determined that a valuation allowance was not required for deferred tax assets as of June 30, 2008. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded a franchise tax expense of $106,000 and $105,000 for the six months ended June 30, 2008 and 2007, respectively.

Loan portfolio

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	June 30, 2008		December 31, 2007
	Amount	%	Amount	%

Commercial	$ 27,058	7.9%	$ 23,152	7.1%
Real estate - residential	56,226	16.3%	51,281	15.6%
Real estate - commercial	152,645	44.4%	140,176	42.8%
Real estate - construction	101,245	29.5%	106,556	32.5%
Consumer	6,533	1.9%	6,611	2.0%

Total loans	343,707	100.0%	327,776	100.0%
Less: unearned income, net	(307)		(433)
Less: Allowance for loan losses	(3,500)		(3,469)

Total loans, net	$ 339,900		$ 323,874

Allowance for loan losses

The allowance for loan losses at June 30, 2008 was $3,500,000, compared to $3,469,000 at December 31, 2007. The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at June 30, 2008 and December 31, 2007 was 1.02% and 1.06%, respectively. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Six Months Ended
	June 30,
	2008	2007

Beginning balance	$ 3,469	$ 2,553
Provision for loan losses	747	568
Charge-offs
Commercial	(89)	(29)
Construction	(557)	-
Consumer	-	(32)
Mortgage	(96)	(30)
	(742)	(91)
Recoveries
Commercial	9	-
Consumer	17	-
	26	-

Ending balance	$ 3,500	$ 3,030

Loans outstanding at end of period (1)	$ 343,400	$ 288,805
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of period	1.02%	1.05%

Average loans outstanding for the period (1)	$ 340,721	$ 262,562
Ratio of net charge-offs to average loans
outstanding for the period	0.22%	0.03%

(1) Loans are net of unearned income.

Investment portfolio

At June 30, 2008 and December 31, 2007, all of our securities were classified as available-for-sale. The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
( in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
June 30, 2008
US Government Agencies
Within one year	$ 360	$ 360	$ 3	$ 363	4.65%
More than five years	3,000	2,965	22	2,987	5.70%
Total	3,360	3,325	25	3,350	5.59%

Mortgage-backed securities
More than five years	34	34	-	34	3.65%

Other investments
More than five years	2,000	1,969	(110)	1,859	5.65%

Total investment securities	$ 5,394	$ 5,328	$ (85)	$ 5,243	5.60%

December 31, 2007
US Government Agencies
Within one year	$ 1,600	$ 1,579	$ (2)	$ 1,576	4.22%
One to five years	360	360	(3)	357	4.65%
More than five years	9,789	9,730	75	9,805	5.56%
Total	11,749	11,669	70	11,738	5.35%

Mortgage-backed securities
More than five years	40	40	1	41	3.61%

Other investments
More than five years	2,000	1,968	(36)	1,932	5.65%

Total investment securities	$ 13,789	$ 13,677	$ 35	$ 13,711	5.39%

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

Goodwill of $689,000 at June 30, 2008 was related to the Bank’s acquisition of Village Bank Mortgage in 2003. There was no impairment of goodwill at June 30, 2008.

Deposits

Total deposits decreased by $13,615,000, or 4%, during the first six months of 2008 as compared to an increase of $32,366,000, or 13%, during the first six months of 2007. Although the decrease in deposits in 2008 was not significant, the change in the mix of deposits is noteworthy. Demand deposit accounts, including money market accounts, increased by $12,196,000 while time deposits decreased by $26,464,000 during the first six months of 2008. This change in the mix of deposits is noteworthy because demand deposit accounts carry lower interest rates than do time deposits and thus this change in mix lowers our cost of funds. The increase in deposits in 2007 resulted primarily from an increase in time deposits of $27,405,000. The increase in time deposits was due primarily to efforts to increase liquidity to fund the large increase in loans in the first six months of 2007.

The mix of our deposits continues to be weighted toward time deposits, which represent 78% of our total deposits at June 30, 2008 as compared to 83% at December 31, 2007. However, as our branch network has increased and is more convenient to a larger segment of our targeted customer base, we have experienced a move to a higher percentage of our deposits in checking accounts as reflected in the decline in the percentage attributed to time deposits. We are emphasizing checking account deposit growth at our existing branches by providing incentives to branch personnel for reaching new checking account growth goals.

The average cost of interest-bearing deposits for the six months ended June 30, 2008 and 2007 was 4.52% and 4.76%, respectively. This decrease in our average cost of interest-bearing deposits has mirrored the overall decrease in interest rates resulting from the actions by the FOMC to decrease short-term interest rates. But just as importantly, our efforts to increase checking accounts in our branches is working to reduce our cost of interest-bearing deposits. We expect this decrease in our cost of deposits to continue even if the FOMC does not continue to decrease short-term interest rates.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $25,000,000 at June 30, 2008 and $12,000,000 at December 31, 2007. The FHLB advances are secured by the pledge of first mortgage loans, home equity loans and our FHLB stock.

Capital resources

Stockholders’ equity at June 30, 2008 was $27,570,000, compared to $26,893,000 at December 31, 2007. The $677,000 increase in equity during the first six months of 2008 was primarily due to comprehensive income of $193,000 and proceeds from the issuance of common stock in stock warrant exercises of $450,000. Stockholders’ equity at June 30, 2007 was $26,250,000 compared to $25,644,000 at December 31, 2006. The $606,000 increase in equity during the first six months of 2007 was primarily due to net income of $537,000.

During the first quarter of 2005 and the third quarter of 2007, the Company issued $5.2 and $3.6 million, respectively in Trust Preferred Capital Notes. The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands)

	June 30,	December 31,
	2008	2007

Tier 1 capital
Common stock	$ 10,489	$ 10,304
Additional paid-in capital	14,025	13,726
Retained earnings	3,258	2,986
Qualifying trust preferred securities	8,764	8,764
Total equity	36,536	35,780
Less: goodwill	(689)	(689)
Total Tier 1 capital	35,847	35,091

Tier 2 capital
Allowance for loan losses	3,500	3,469
Total Tier 2 capital	3,500	3,469

Total risk-based capital	39,347	38,560

Risk-weighted assets	$ 389,426	$ 378,020

Capital ratios
Tier 1 capital to risk-weighted assets	9.21%	9.28%
Total capital to risk-weighted assets	10.10%	10.20%
Leverage ratio (Tier 1 capital to
average assets)	9.00%	9.20%
Equity to total assets	6.87%	6.84%

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At June 30, 2008, cash, cash equivalents and investment securities available for sale totaled $17,761,000, or 4.4% of total assets, which we believe is adequate to meet short-term liquidity needs.

At June 30, 2008, we had commitments to originate $74,500,000 of loans. Fixed commitments to incur capital expenditures were $1,325,000 at June 30, 2008 related to the completion of our 80,000 square foot headquarters building scheduled for completion in July 2008. Time deposits scheduled to mature in the 12-month period ending June 30, 2009 totaled $175,073,000 at June 30, 2008. Based on past experience, we believe that a significant portion of such deposits will remain with us. We further believe that loan repayments and other sources of funds such as deposit growth will be adequate to meet our foreseeable short- and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at June 30, 2008. The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Village Bank and Trust Financial Corp.
Interest Rate Sensitivity GAP Analysis
June 30, 2008
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 11,337	$ 6,388	$ 19,627	$ 14,436	$ 89,264	$ 141,052
Variable rate	137,308	1,754	7,824	9,331	46,438	202,655
Investment securities	-	-	363	-	4,880	5,243
Loans held for sale	4,517	-	-	-	-	4,517
Federal funds sold	4,550	-	-	-	-	4,550

Total rate sensitive assets	157,712	8,142	27,814	23,767	140,582	358,017
Cumulative rate sensitive assets	157,712	165,854	193,668	217,435	358,017

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	11,077	-	11,077
Money market accounts	28,082	-	-	-	-	28,082
Savings (2)	-	-	-	4,026	-	4,026
Certificates of deposit	65,555	54,763	54,755	64,497	14,089	253,659
FHLB advances	-	-	-	25,000	-	25,000
Trust Preferred Securities	-	-	-	-	8,764	8,764
Federal funds purchased	-	-	-	-	-	-
Other borrowings	12,647	-	-	-	-	12,647

Total rate sensitive liabilities	106,284	54,763	54,755	104,600	22,853	343,255
Cumulative rate sensitive liabilities	106,284	161,047	215,802	320,402	343,255

Rate sensitivity gap for period	$ 51,428	$ (46,621)	$ (26,941)	$ (80,833)	$ 117,729	$ 14,762
Cumulative rate sensitivity gap	$ 51,428	$ 4,807	$ (22,134)	$ (102,967)	$ 14,762

Ratio of cumulative gap to total assets	12.8%	1.2%	(5.5)%	(25.5)%	3.7%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive assets	148.4%	103.0%	89.7%	67.9%	104.3%
Ratio of cumulative gap to
assets to cumulative rate sensitive assets	32.6%	2.9%	(11.4)%	(47.4)%	4.1%

(1) Includes nonaccrual loans of approximately $4,621,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At June 30, 2008, our liabilities that reprice within one year exceeded assets that reprice within one year by $22,134,000 and therefore we were in a liability-sensitive position. A negative gap can adversely affect earnings in periods of increasing interest rates. This negative position is due primarily to the short maturity of certificates of deposit.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T – CONTROLS AND PROCEDURES

Based upon an evaluation as of June 30, 2008 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act are made known to them in a timely fashion.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer

32.1	Statement of Chief Executive Officer

32.2	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP. (Registrant)

Date: August 14, 2008	By:	/s/Thomas W. Winfree
Thomas W. Winfree President and Chief Executive Officer

Date: August 14, 2008	By:	/s/C. Harril Whitehurst, Jr.
C. Harril Whitehurst Jr. Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Document

31.1	Certification of Chief Executive Officer

32.1	Statement of Chief Executive Officer

32.2	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350