Form 10-Q
period 2008-09-30
Village Bank & Trust Financial Corp.
filed 2008-11-14
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE EXCHANGE ACT

For the transition period from ______ to ______

__________

Commission file number: 0-50765

VILLAGE BANK AND TRUST FINANCIAL CORP.

(Exact name of small business issuer as specified in its charter)

Virginia	16-1694602
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15521 Midlothian Turnpike, Suite 200, Midlothian, Virginia 23113

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

Large Accelerated Filer	Accelerated Filer	__
Non-Accelerated Filer	__ (Do not check if smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ _ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

4,123,122 shares of common stock, $4.00 par value, outstanding as of November 10, 2008.

Village Bank and Trust Financial Corp.

Form 10-Q

TABLE OF CONTENTS

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2008 (unaudited) and December 31, 2007	3

Consolidated Statements of Income
For the Three and Nine Months Ended
September 30, 2008 and 2007 (unaudited)	4

Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended
September 30, 2008 and 2007 (unaudited)	5

Consolidated Statements of Cash Flows
For the Nine Months Ended
September 30, 2008 and 2007 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk 31

Item 4T. Controls and Procedures	31

Part II – Other Information

Item 1. Legal Proceedings	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	33

Item 6. Exhibits	33

Signatures	34

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
September 30, 2008 (Unaudited) and December 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$ 9,035,181	$ 5,752,332
Federal funds sold	22,524,677	16,362,672
Investment securities available for sale	5,036,121	13,711,399
Loans held for sale	3,402,719	3,489,886
Loans
Outstandings	342,177,702	327,775,829
Allowance for loan losses	(3,852,617)	(3,469,273)
Deferred fees	(229,195)	(432,816)
	338,095,890	323,873,740
Premises and equipment, net	26,072,451	19,162,054
Accrued interest receivable	2,799,072	2,752,755
Goodwill	689,108	689,108
Other assets	10,969,612	7,470,053

	$ 418,624,831	$ 393,263,999

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$ 338,680,315	$ 339,297,258
Trust preferred securities	8,764,000	8,764,000
FHLB advances	25,000,000	12,000,000
Other borrowings	15,497,057	3,972,569
Accrued interest payable	780,945	587,980
Other liabilities	1,748,611	1,748,893
Total liabilities	390,470,928	366,370,700

Stockholders’ equity
Preferred stock, $1 par value - 1,000,000 shares authorized;	-	-
no shares issued and outstanding
Common stock, $4 par value - 10,000,000 shares authorized;
2,682,148 shares issued and outstanding at September 30, 2008
2,575,985 shares issued and outstanding at December 31, 2007	10,728,592	10,303,940
Additional paid-in capital	14,301,895	13,726,269
Accumulated other comprehensive income (loss)	(353,263)	(122,607)
Retained earnings	3,476,679	2,985,697
Total stockholders’ equity	28,153,903	26,893,299

	$ 418,624,831	$ 393,263,999

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Interest income
Loans	$ 6,594,602	$ 6,373,990	$ 19,842,792	$ 17,625,793
Investment securities	80,871	225,110	314,804	632,650
Federal funds sold	49,745	199,372	195,860	386,752
Total interest income	6,725,218	6,798,472	20,353,456	18,645,195

Interest expense
Deposits	3,245,121	3,481,151	10,261,673	9,371,062
Borrowed funds	383,867	250,215	1,022,143	530,150
Total interest expense	3,628,988	3,731,366	11,283,816	9,901,212

Net interest income	3,096,230	3,067,106	9,069,640	8,743,983
Provision for loan losses	514,827	243,730	1,262,205	812,009
Net interest income after provision
for loan losses	2,581,403	2,823,376	7,807,435	7,931,974

Noninterest income
Service charges and fees	319,994	188,146	798,740	544,785
Gain on sale of loans	717,830	387,680	1,752,691	1,160,237
Gain on sale of assets	57,827	-	57,827	-
Other	201,916	250,421	335,476	265,043
Total noninterest income	1,297,567	826,247	2,944,734	1,970,065

Noninterest expense
Salaries and benefits	1,867,306	1,797,658	5,583,406	5,080,425
Occupancy	399,190	230,269	822,126	645,101
Equipment	171,472	153,062	519,677	473,350
Supplies	114,250	90,444	320,572	251,040
Professional and outside services	344,378	256,748	1,035,500	887,880
Advertising and marketing	79,995	92,767	206,211	259,676
Other operating expense	570,852	636,842	1,520,767	1,099,139
Total noninterest expense	3,547,443	3,257,790	10,008,259	8,696,611

Net income before income taxes	331,527	391,833	743,910	1,205,428
Income tax benefit	112,719	133,224	252,928	409,846

Net income	$ 218,808	$ 258,609	$ 490,982	$ 795,582

Earnings per share, basic	$ 0.08	$ 0.10	$ 0.19	$ 0.31
Earnings per share, diluted	$ 0.08	$ 0.10	$ 0.19	$ 0.29

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

					Accumulated
	Common Stock		Additional	Retained	Other
	Number of		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (loss)	Total

Balance, December 31, 2007	2,575,985	$ 10,303,940	$ 13,726,269	$ 2,985,697	$ (122,607)	$ 26,893,299
Issuance of common stock	106,163	424,652	525,712	-	-	950,364
Stock based compensation			49,914			49,914
Minimum pension adjustment
(net of income taxes of $2,188)					6,435	6,435
Net income	-	-	-	490,982	-	490,982
Change in unrealized gain (loss) on
securities available for sale
(net of income taxes of $80,611)	-	-	-	-	(237,091)	(237,091)
Total comprehensive income	-	-	-	-	-	260,326

Balance, September 30, 2008	2,682,148	$ 10,728,592	$ 14,301,895	$ 3,476,679	$ (353,263)	$ 28,153,903

Balance, December 31, 2006	2,562,088	$ 10,248,352	$ 13,588,888	$ 1,984,634	$ (177,759)	$ 25,644,115
Issuance of common stock	13,897	55,588	77,646		-	133,234
Stock based compensation			37,928			37,928
Net income	-	-	-	795,582	-	795,582
Change in unrealized gain (loss) on						-
securities available for sale
(net of income taxes of $15,277)	-	-	-	-	(44,930)	(44,930)
Total comprehensive income	-	-	-	-	-	750,652

Balance, September 30, 2007	2,575,985	$ 10,303,940	$ 13,704,462	$ 2,780,216	$ (222,689)	$ 26,565,929

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$ 490,982	$ 795,582
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	519,091	507,285
Provision for loan losses	1,262,205	812,009
Gain on securities	(23,194)	-
Gain on loans sold	(1,752,691)	(1,160,237)
Gain on sale of premises and equipment	(57,827)	-
Stock compensation expense	49,914	37,928
Proceeds from sale of mortgage loans	75,414,262	53,680,381
Origination of mortgage loans for sale	(73,574,404)	(51,565,152)
Amortization of premiums and accretion of discounts on securities, net	(29,936)	30,611
Increase in interest receivable	(46,317)	(662,490)
Increase in other assets	(3,403,619)	(1,985,006)
Increase in interest payable	192,965	113,251
Decrease in other liabilities	(282)	(791,311)
Net cash used in operating activities	(958,851)	(187,149)

Cash Flows from Investing Activities
Purchases of available for sale securities	(994,375)	(21,943,954)
Maturities and calls of available for sale securities	9,396,186	11,630,071
Net increase in loans	(15,484,355)	(60,635,054)
Purchases of premises and equipment	(8,516,558)	(4,202,448)
Proceeds from sale of premises and equipment	1,144,897	-
Net cash used in investing activities	(14,454,204)	(75,151,385)

Cash Flows from Financing Activities
Issuance of common stock	950,364	133,234
Net increase in deposits	(616,943)	58,584,953
Federal Home Loan Bank borrowings	13,000,000	8,000,000
Proceeds from issuance of trust preferred securities	-	3,609,000
Net increase in other borrowings	11,524,488	827,977
Net cash provided by financing activities	24,857,909	71,155,164

Net increase (decrease) in cash and cash equivalents	9,444,854	(4,183,370)
Cash and cash equivalents, beginning of period	22,115,004	17,198,503

Cash and cash equivalents, end of period	$ 31,559,858	$ 13,015,133

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2008 is not necessarily indicative of the results to be expected for the full year ending December 31, 2008. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

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

Note 3 - Earnings per common share

Basic earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. For the three month periods ended September 30, 2008 and 2007, the weighted-average number of common shares totaled 2,627,814 and 2,574,823, respectively. For the nine month periods ended September 30, 2008 and 2007, the weighted-average number of common shares totaled 2,604,817 and 2,567,662 respectively. Diluted earnings per share reflect the potential dilution of securities that could share in the net income of the Company. Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. For the three months ended September 30, 2008 and 2007 the weighted-average number of shares on a fully diluted basis totaled 2,628,241 and 2,712,714 respectively. For the nine month periods ended September 30, 2008 and 2007, the weighted-average number of common shares on a fully diluted basis totaled 2,612,577 and 2,703,406, respectively. There were options to acquire 177,275 and 110,600 shares of common stock that were anti-dilutive for the three and nine month periods ended September 30, 2008, respectively. There were no options to acquire common stock that were anti-dilutive for the three and nine month periods ended September 30, 2007.

Note 4 – Stock warrant and incentive plans

On March 21, 2000, the Company approved the Organizational Investors Warrant Plan which made available 140,000 warrants for grant to the Company’s initial (organizational) investors for certain risks associated with the establishment of the Bank. The warrants had an exercise price of $10 per share (which approximated the fair value per share of common stock at issuance date) and expired on April 30, 2008. Prior to expiration, warrants to purchase 47,500 shares were exercised resulting in $475,000 in additional capital.

Also on March 21, 2000, the Company established the Incentive Plan, a stock incentive plan, which authorizes the issuance of up to 455,000 shares of common stock (increased from 255,000 shares by amendment to the Incentive Plan approved by the Company’s shareholders at its 2006 annual meeting on May 23, 2006) to assist the Company in recruiting and retaining key personnel.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Nine Months Ended September 30,
	2008				2007
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	247,410	$ 10.26	$ 4.70		251,910	$ 10.22	$ 4.67
Granted	-	-	-		-	-	-
Forfeited	(2,250)	11.77	5.29		-	-	-
Exercised	(59,885)	-	4.46		(5,500)	8.74	4.03
Options outstanding,
end of period	185,275	$ 10.86	$ 4.76	$ -	246,410	$ 10.25	$ 4.68	$ 1,293,653
Options exercisable,
end of period	167,775				229,910

During the first quarter of 2007, we granted to certain officers 5,725 restricted shares of common stock and 5,725 performance shares of common stock with a weighted average fair market value of $15.95 at the date of grant. During the second quarter of 2007 an additional 175 restricted shares of common stock and 175 performance shares of common stock were granted with a weighted average fair market value of $16.75 at the date of grant. These restricted stock awards have three-year graded vesting, and the performance shares cliff vest at the end of the three years. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock and performance share awards was 9,069 and 10,831 at September 30, 2008 and 2007, respectively.

Stock-based compensation expense was $49,914 and $37,928 for the nine months ended September 30, 2008 and 2007, respectively. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of September 30, 2008 and 2007 was $173,031 and $242,695, respectively. Of the $173,031 of unamortized compensation at September 30, 2008, $91,055 relates to performance based restricted stock awards. The time based unamortized compensation expense of $81,976 is expected to be recognized over a weighted average period of 1.18 years.

Note 5 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at September 30, 2008 was 5.27%. The securities may be redeemed at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 6 – Deposits

Deposits as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%

Noninterest bearing demand	$ 29,800,444	8.80%	$ 23,223,246	6.84%
Now	13,120,062	3.87%	10,517,393	3.10%
Money market	26,800,117	7.91%	22,060,316	6.50%
Savings	4,054,805	1.20%	3,372,986	0.99%
Time deposits of $100,000 and over	83,556,393	24.67%	92,932,642	27.39%
Other time deposits	181,348,494	53.55%	187,190,675	55.18%

Total	$ 338,680,315	100.00%	$ 339,297,258	100.00%

Note 7 – Subsequent events

On October 14, 2008, the Company and the Bank completed its acquisition of River City Bank (“River City”) pursuant to an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”) dated as of March 9, 2008 by and among the Company, the Bank and River City. The Merger had previously been approved by both companies’ shareholders at their respective annual meetings on September 30, 2008 as well as the banking regulators. The Merger Agreement sets forth the terms and conditions of the Company’s acquisition of River City through the merger of River City with and into Village Bank (the “Merger”). Under the terms of the Merger Agreement, Village Bank acquired all of the outstanding shares of River City. The shareholders of River City received, for each share of River City common stock that they owned immediately prior to the effective time of the Merger, either $11 per share in cash or one share of common stock of the Company. Pursuant to the terms of the Merger Agreement, shareholders of River City elected to receive cash, shares of common stock of the Company, or a combination of both, subject to allocation and proration procedures which ensured that 20% of the total merger consideration was in cash and 80% was in common stock of the Company. In addition, at the effective time of the Merger, each outstanding option to purchase shares of River City common stock under any stock plans vested pursuant to its terms and was converted into an option to acquire the number of shares of the Company’s common stock equal to the number of shares of River City common stock underlying the option. The Company issued approximately 1,440,000 shares in the Merger.

On October 14, 2008, the U.S. Department of Treasury announced the creation of a voluntary Capital Purchase Program as part of its efforts to provide a firmer capital foundation for financial institutions and to increase credit availability to consumers and businesses. As part of the program, eligible financial institutions will be able to sell equity interests to the U.S. Department of Treasury in amounts equal to 1 percent to 3 percent of the institution’s risk-weighted assets. These equity interests will constitute Tier 1 capital. The Company has notified the Federal Deposit Insurance Corporation that it intends to participate in the Capital Purchase Program. Currently it is estimated that the Company could receive as much as $14 million of capital investment under this program.

Note 8 – Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. SFAS 157 became effective for the Company on January 1, 2008. See Note 9 of the accompanying notes to the consolidated financial statements for additional information.

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

On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The issuance of FSP 157-3 did not have any impact on the Company’s determination of fair value for its financial assets.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement became effective for the Company on January 1, 2008. The Company has elected the fair value option for residential mortgage loans originated on or after January 1, 2008 and held for sale. See Note 9 of the accompanying notes to the consolidated financial statements for additional information.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting non-controlling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB statement No. 133”. SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under Statement 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for the Company on January 1, 2009. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position or results of operations.

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

Fair Value Measurement
at September 30, 2008 Using
(In Thousands)

Quoted Prices
in Active
		Markets for	Other	Significant
		Indentical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets-Recurring
Available for sale investment securities (1)	$ 5,036	$ 5,036
Residential loans held for sale	3,403		$ 3,403

Financial Assets-Non-Recurring
Impaired loans (2)	5,041			$ 5,041

(1) Excludes restricted stock.
(2) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2008.

Impaired
	Loans	Total Assets

Balance at June 30, 2008	$ 4,621	$ 4,621
Total realized and unrealized gains (losses)
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, sales, issuances and other settlements, net	-	-
Transfers in and/or out of Level 3	420	420
Balance at September 30, 2008	$ 5,041	$ 5,041

Impaired
	Loans	Total Assets

Balance at January 1, 2008	$ 2,858	$ 2,858
Total realized and unrealized gains (losses)
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, sales, issuances and other settlements, net	-	-
Transfers in and/or out of Level 3	2,183	2,183
Balance at September 30, 2008	$ 5,041	$ 5,041

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “we expect,” “we believe” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	interest rate fluctuations;
•	risk inherent in making loans such as repayment risks and fluctuating collateral values;
•	economic conditions in the Richmond metropolitan area;
•	the ability to continue to attract low cost core deposits to fund asset growth;
•	changes in general economic and business conditions;
•	changes in laws and regulations applicable to us;
•	competition within and from outside the banking industry;
•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	maintaining capital levels adequate to support the Company’s growth;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	new products and services in the banking industry;
•	problems with our technology,
•	changing trends in customer profiles and behavior; and
•	the Company may not be able to realize all of the anticipated benefits of the merger with River City Bank.

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

General

The Company was organized under the laws of the Commonwealth of Virginia as a bank holding company whose activities consist of investment in its wholly-owned subsidiary, the Bank. Additionally, the Company has investments in two trusts related to issuance of trust preferred securities. The Bank is engaged in commercial and retail banking. We opened to the public on December 13, 1999. We place special emphasis on serving the financial needs of individuals, small and medium sized businesses, entrepreneurs, and professional concerns.

The Bank has three subsidiaries: Village Bank Mortgage Company, Village Insurance Agency, Inc., and Village Financial Services Company. Through our combined companies, we offer a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans. We are a community-oriented and locally owned and managed financial institution focusing on providing a high level of responsive and personalized services to our customers, delivered in the context of a strong direct relationship with the customer. We conduct our operations from our main office/corporate headquarters location and 13 branch offices, three of which were acquired in the merger with River City Bank.

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

Our total assets increased to $418,625,000 at September 30, 2008 from $393,264,000 at December 31, 2007, an increase of $25,361,000, or 6.4%. The increase in assets resulted primarily from increases in liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) of $770,000, net loans of $14,222,000, premises and equipment of $6,910,000, and other assets of $3,500,000. In addition to the increase in net assets of $25,361,000, deposits decreased by $617,000. The net increase in assets and the decline in deposits were funded by increases in borrowings of $24,717,000 and stockholders’ equity of $1,261,000.

The following presents management’s discussion and analysis of the financial condition of the Company at September 30, 2008 and December 31, 2007, and results of operations for the Company for the three and nine month periods ended September 30, 2008 and 2007. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission as well as the third quarter 2008 financial statements and notes thereto appearing elsewhere in this report.

Results of operations

Net income totaled $219,000, or $0.08 per share on a fully diluted basis, in the third quarter of 2008 compared to net income of $259,000, or $0.10 per share on a fully diluted basis, in the third quarter of 2007. For the nine months ended September 30, 2008, net income totaled $491,000 or $0.19 per share on a fully diluted basis, compared to net income of $796,000 or $.29 per share on a fully diluted basis, for the same period in 2007. This represents a decrease in net income of $40,000, or 15% and a decrease of $305,000 or 38%, for the three and nine month periods, respectively.

In the latter half of 2007, the financial markets experienced significant turmoil due to the collapse of the subprime mortgage asset market which has had a detrimental affect on banking in general. The collapse of the mortgage asset market has led to what many consider a recessionary economy and resulted in extraordinary write-offs of mortgage related assets by many banks. The detrimental affect of the collapse in the mortgage asset market has continued in 2008, depressing bank stock values. In reaction first to the mortgage market collapse and most recently to the real possibility of a recession, the Federal Open Market Committee (“FOMC”) of the Federal Reserve reduced short-term interest rates significantly in the last three months of 2007 and continued to decrease rates in 2008 resulting in a total decrease in short-term interest rates of 325 basis points to 1.5% at September 30, 2008. With this significant decline in short-term interest rates and how rapidly in which they were made, our earnings for the first nine months of 2008 decreased significantly from the same period in 2007. This decline in our earnings is a result of a significant portion of our loan portfolio, the primary source of revenue to Village Bank, having interest rates that adjust according to the direction of short-term interest rates. Accordingly, as short-term rates are reduced by the FOMC, the income from our loan portfolio is reduced. While the reduction of short-term interest rates will also reduce the rates we pay on deposits, our largest expense, the reduction in interest rates paid on deposits will be slower than the reduction of interest rates on our loan portfolio as deposits generally do not reprice as quickly as loans. Consequently, our net interest income, the primary source of our earnings, will be negatively impacted when short-term interest rates are reduced by the FOMC. While the decline in short-term interest rates has had a detrimental affect on our profitability in 2008, we have never owned nor have we ever originated subprime mortgage loan product and thus are not exposed to the kinds of write-offs of such assets many banks have had to make.

Net interest income for the third quarter of $3,096,000 represents an increase of $29,000, or 1%, compared to the third quarter of 2007. Changes in net interest income are attributable to changes in the volume of interest-sensitive assets and liabilities and changes in interest rates. The increase in net interest income in the third quarter of 2008 when compared to the same period in 2007 is a result of an increase in the size of our loan portfolio (volume). The decline in net interest income from the second quarter of 2008 to the third quarter of 2008 of $(92,000) resulted from a decline in our interest rate margin (rate) in the third quarter. In contrast, the net interest income for the second quarter of 2008 increased by $402,000 over the first quarter of 2008 due to an improving interest rate margin (rate). The following table demonstrates this:

	Third Qtr 2008	Third Qtr 2008	Second Qtr 2008
	vs	vs	vs
	Third Qtr 2007	Second Qtr 2008	First Qtr 2008

Increase (decrease) in net
interest income due to changes in
Volume	$ 201,000	$ 70,000	$ (48,000)
Rate	(172,000)	(162,000)	450,000

	$ 29,000	$ (92,000)	$ 402,000

Our net interest margin (net interest margin is calculated by dividing net interest income by average earning assets) for the third quarter of 2007 was 3.71%. Our net interest margin declined significantly in the first quarter of 2008 to 3.09%. As discussed in prior reports, this decline was attributable to the significant and rapid decline in short-term interest rates by the FOMC in the latter part of 2007 and into 2008. Our interest rate margin improved to 3.53% in the second quarter of 2008 as short-term rates remained constant and our cost of funds declined as our interest-bearing liabilities began to reprice to the lower rates. In the third quarter of 2008, our interest rate margin declined to 3.31%. This decline was a result of a decision by management to raise rates on our certificates of deposit in July 2008 to increase our liquidity above normal amounts as we believed that depositors were demonstrating concern over the safety of their deposits.

However, overall, our net interest margin in 2008 has been lower than in 2007. For the nine months ended September 30, 2008, our net interest margin was 3.31% compared to 3.89% for the same period in 2007. This decline in net interest margin has decreased our net interest income by approximately $1.5 million. The decline in interest rates by the FOMC has had a detrimental affect on our profitability. Margin compression due to the lowering of short-term interest rates by the FOMC has been the most significant factor in our decline in profitability in 2008 compared to 2007.

Noninterest income increased significantly from $826,000 for the three months ended September 30, 2007 to $1,298,000 for the same period in 2008, an increase of $472,000, or 57%. This increase in noninterest income is a result of higher gain on loan sales and fees from increased loan production by our mortgage banking subsidiary as well as higher service charges and fees from our branch network. Additionally, there was a gain from sale of our previous headquarters building of $58,000.

Noninterest expense increased by $290,000 from the third quarter of 2007 to the third quarter of 2008. The largest increases in noninterest expense occurred in salaries and benefits of $69,000, occupancy costs of $169,000, data processing costs of $57,000, loan underwriting costs of $109,000, audit and accounting costs of $30,000 and the FDIC insurance assessment of $30,000. The increases in salaries and benefits and occupancy and data processing costs are a result of the growth of the Company; the increase in loan underwriting costs is directly related to the increase in loan production by our mortgage company; the increase in audit and accounting is a result of compliance with the requirements of the Sarbanes-Oxley Act; and the increase in the FDIC insurance assessment is related to our capital ratios and overall growth.

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

Net interest income for the nine months ended September 30, 2008 and 2007 was $9,070,000 and $8,744,000, respectively. This increase in net interest income of $326,000, or 4%, occurred despite a 58 basis point decline in our net interest margin. Our net interest margin for the nine months ended September 30, 2008 was 3.31% compared to 3.89% for the first nine months of 2007. The increase in net interest income resulted from growth in our loan portfolio. Loans net of deferred fees increased by $40,387,000, or 13%, from $301,562,000 at September 30, 2007 to $341,949,000 at September 30, 2008. Loans net of deferred fees averaged $342,902,000 in the first nine months of 2008 as compared to $273,095,000 in the first nine months of 2007, an increase of $69,807,000, or 26%. Whether this trend of increasing net interest income continues is dependent upon our ability to grow our loan portfolio as well as any changes in short-term interest rates by the FOMC. For the remainder of 2008, we do not expect our loan portfolio to increase significantly. Recently, the FOMC decreased short-term interest rates by another 50 basis points to 1% reflecting their concern about the economy. As a result, our net interest income for the last quarter of 2008 will decline from previous periods.

Average interest-earning assets for the first nine months of 2008 increased by $65,202,000, or 22%, compared to the first nine months of 2007. The increase in interest-earning assets was due primarily to the growth of our loan portfolio. The average yield on interest-earning assets decreased to 7.44% for the first nine months of 2008 from 8.30% for the first nine months of 2007. This decline in the average yield from 2007 to 2008 was due to the reduction in short-term interest rates by the FOMC during the last quarter of 2007 and the first quarter of 2008.

Our average interest-bearing liabilities increased by $75,250,000, or 27%, for the first nine months of 2008 compared to the first nine months of 2007. The growth in interest-bearing liabilities was due to growth in deposits as well as borrowings. The average cost of interest-bearing liabilities decreased to 4.31% for the first nine months of 2008 from 4.83% for the first nine months of 2007. The principal reason for the decrease in liability costs was decreasing interest rates as liabilities reprice. The decreasing interest rates were a result of decreases in short term interest rates by the FOMC. See our discussion under Interest rate sensitivity for more information.

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

Average Balance Sheets
(In thousands)

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$ 342,902	$ 19,671	7.66%	$ 273,095	$ 17,508	8.57%
Investment securities	7,572	315	5.55%	14,521	633	5.83%
Loans held for sale	3,689	172	6.24%	2,387	117	6.55%
Federal funds and other	11,304	196	2.32%	10,262	387	5.04%
Total interest earning assets	365,467	20,354	7.44%	300,265	18,645	8.30%
Allowance for loan losses	(3,577)			(2,837)
Cash and due from banks	7,513			5,025
Premises and equipment, net	22,557			13,373
Other assets	12,652			9,014
Total assets	$ 404,612			$ 324,840

Interest bearing deposits
Interest checking	$ 11,269	$ 102	1.21%	$ 10,342	$ 72	0.93%
Money market	26,885	411	2.04%	21,390	535	3.34%
Savings	3,771	33	1.17%	3,693	32	1.12%
Certificates	270,648	9,716	4.80%	225,935	8,732	5.17%
Total deposits	312,573	10,262	4.39%	261,360	9,371	4.79%
Borrowings	36,994	1,022	3.69%	12,958	530	5.47%
Total interest bearing liabilities	349,567	11,284	4.31%	274,318	9,901	4.83%
Noninterest bearing deposits	25,505			22,516
Other liabilities	1,852			1,595
Total liabilities	376,924			298,429
Equity capital	27,688			26,411
Total liabilities and capital	$ 404,612			$ 324,840

Net interest income before
provision for loan losses		$ 9,070			$ 8,744

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.13%			3.48%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.31%			3.89%

Provision for loan losses

The provision for loan losses for the three months ended September 30, 2008 was $515,000, compared to $244,000 for the three months ended September 30, 2007. The provision for loan losses for the nine months ended September 30, 2008 was $1,262,000 compared to $812,000 for the nine months ended September 30, 2007. The 111% and 55% increases when comparing the three and nine month periods, respectively, was due to loan charge-offs for the first nine months of 2008 of $906,000. The largest loan charge-off in 2008 was for $500,000 related to one relationship and is believed to be the result of fraudulent activity by the borrower which may be recoverable through insurance coverage, although we have not recognized any such recovery as of September 30, 2008. The volume of our charge-offs in 2008 is higher than for all the previous years the Company has been in existence and reflects the significant downturn in the economy in 2008. If the economy continues to be depressed in the coming months, we could continue to see loan charge-offs at higher levels than we have experienced prior to 2008, which would have a detrimental effect on future profitability. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. See our discussion of the allowance for loan losses under Allowance for loan losses and Critical accounting policies below.

Noninterest income

Noninterest income increased from $826,000 for the three months ended September 30, 2007 to $1,298,000 for the three months ended September 30, 2008, an increase of $472,000, or 57%. Noninterest income also increased from $1,970,000 for the first nine months of 2007 to $2,945,000 for the first nine months of 2008, an increase of $975,000, or 50%. These increases were attributable to an increase in loan originations from the mortgage company and increased service charges and fees resulting from a larger deposit base. Gains on loan sales increased from $1,160,000 for the first nine months of 2007 to $1,753,000 for the first nine months of 2008, an increase of $593,000, or 51%. Service charges and fees increased by $254,000, or 47%, from $545,000 for the first nine months of 2007 to $799,000 for the first nine months of 2008.

Noninterest expense

Noninterest expense for the three months ended September 30, 2008 was $3,547,000 compared to $3,258,000 for the three months ended September 30, 2007, an increase of $289,000, or 9%. Non interest expense for the nine months ended September 30, 2008 totaled $10,008,000 an increase of $1,311,000, or 15%, from $8,697,000 for the nine months ended September 30, 2007. Salaries and benefits increased in both periods, increasing by $69,000, or 4%, from $1,798,000 for the three months ended September 30, 2007 to $1,867,000 for the same period in 2008, and increasing by $503,000, or 10%, from $5,080,000 for the first nine months of 2007 to $5,583,000 for the first nine months of 2008. Occupancy costs increased by $169,000 in comparing the three month periods and $177,000 comparing the nine month periods related to the new headquarters building. Loan underwriting expenses also had significant increases in both periods, increasing by $108,000, or 152%, from $71,000 for the three months ended September 30, 2007 to $179,000 for the same period in 2008, and increasing by $191,000 or 96% from $198,000 for the first nine months of 2007 to $389,000 for the first nine months of 2008. These increases in loan underwriting expenses relate to the increase loan volume by our mortgage company. Additionally, the FDIC insurance assessment increased by $30,000 in comparing the three month periods and by $191,000 in comparing the nine month periods.

Income taxes

The provision for income taxes of $253,000 for the nine months ended September 30, 2008 is based upon the results of operations. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. We determined that a valuation allowance was not required for deferred tax assets as of September 30, 2008. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded a franchise tax expense of $130,000 and $158,000 for the nine months ended September 30, 2008 and 2007, respectively.

Loan portfolio

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%

Commercial	$ 24,481	7.2%	$ 23,152	7.1%
Real estate - residential	59,972	17.5%	51,281	15.6%
Real estate - commercial	151,362	44.2%	140,176	42.8%
Real estate - construction	99,391	29.1%	106,556	32.5%
Consumer	6,972	2.0%	6,611	2.0%

Total loans	342,178	100.0%	327,776	100.0%
Less: unearned income, net	(229)		(433)
Less: Allowance for loan losses	(3,853)		(3,469)

Total loans, net	$ 338,096		$ 323,874

Allowance for loan losses

The allowance for loan losses at September 30, 2008 was $3,853,000, compared to $3,469,000 at December 31, 2007. The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at September 30, 2008 and December 31, 2007 was 1.13% and 1.06%, respectively. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. Given the higher level of charge-offs in 2008 combined with the depressed economy, we believe the ratio of the allowance for loan losses to gross portfolio loans will increase in future periods until we see some improvement in the economy. See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007

Beginning balance	$ 3,469	$ 2,553
Provision for loan losses	1,262	812
Charge-offs
Commercial	(104)	(29)
Construction	(705)	-
Consumer	(1)	(53)
Mortgage	(96)	(43)
	(906)	(125)
Recoveries
Commercial	9	-
Consumer	19	-
	28	-

Ending balance	$ 3,853	$ 3,240

Loans outstanding at end of period (1)	$ 341,949	$ 301,562
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of period	1.13%	1.07%

Average loans outstanding for the period (1)	$ 342,902	$ 273,095
Ratio of net charge-offs to average loans
outstanding for the period	0.26%	0.05%

(1) Loans are net of unearned income.

Investment portfolio

At September 30, 2008 and December 31, 2007, all of our securities were classified as available-for-sale. The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
September 30, 2008
US Government Agencies
Within one year	$ 360	$ 360	$ (2)	$ 358	4.65%
More than five years	3,000	2,965	(22)	2,943	5.70%
Total	3,360	3,325	(24)	3,301	5.59%

Mortgage-backed securities
More than five years	34	35	(4)	31	3.65%

Other investments
More than five years	2,000	1,969	(265)	1,704	5.65%

Total investment securities	$ 5,394	$ 5,329	$ (293)	$ 5,036	5.60%

December 31, 2007
US Government Agencies
Within one year	$ 1,600	$ 1,579	$ (2)	$ 1,577	4.22%
One to five years	360	360	(3)	357	4.65%
More than five years	9,789	9,730	75	9,805	5.56%
Total	11,749	11,669	70	11,739	5.35%

Mortgage-backed securities
More than five years	40	40	1	41	3.61%

Other investments
More than five years	2,000	1,968	(36)	1,932	5.65%

Total investment securities	$ 13,789	$ 13,677	$ 35	$ 13,712	5.39%

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

Goodwill of $689,000 at September 30, 2008 was related to the Bank’s acquisition of Village Bank Mortgage in 2003. There was no impairment of goodwill at September 30, 2008.

Deposits

Total deposits decreased by $617,000, or 0.2%, during the first nine months of 2008 as compared to an increase of $58,585,000, or 23%, during the first nine months of 2007. Although the decrease in deposits in 2008 was not significant, the change in the mix of deposits is noteworthy. Demand deposit accounts, including money market accounts, increased by $13,920,000 while time deposits decreased by $15,218,000 during the first nine months of 2008. This change in the mix of deposits is noteworthy because demand deposit accounts carry lower interest rates than do time deposits and thus this change in mix lowers our cost of funds. The increase in deposits in 2007 resulted primarily from an increase in time deposits of $50,539,000. The increase in time deposits was due primarily to efforts to increase liquidity to fund the large increase in loans in the first nine months of 2007.

The mix of our deposits continues to be weighted toward time deposits, which represent 78% of our total deposits at September 30, 2008 as compared to 83% at December 31, 2007. However, as our branch network has increased and is more convenient to a larger segment of our targeted customer base, we have experienced a move to a higher percentage of our deposits in checking accounts as reflected in the decline in the percentage attributed to time deposits. We are emphasizing checking account deposit growth at our existing branches by providing incentives to branch personnel for reaching new checking account growth goals.

The average cost of interest-bearing deposits for the nine months ended September 30, 2008 and 2007 was 4.39% and 4.79%, respectively. This decrease in our average cost of interest-bearing deposits has mirrored the overall decrease in interest rates resulting from the actions by the FOMC to decrease short-term interest rates. But just as importantly, our efforts to increase checking accounts in our branches are working to reduce our cost of interest-bearing deposits. We expect this decrease in our cost of deposits to continue as the FOMC has decreased short-term interest rates again in the third quarter.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $25,000,000 at September 30, 2008 and $12,000,000 at December 31, 2007. The FHLB advances are secured by the pledge of first mortgage loans, home equity loans and our FHLB stock.

Capital resources

Stockholders’ equity at September 30, 2008 was $28,154,000, compared to $26,893,000 at December 31, 2007. The $1,261,000 increase in equity during the first nine months of 2008 was primarily due to comprehensive income of $260,000 and proceeds from the issuance of common stock and stock warrant exercises of $950,000. Stockholders’ equity at September 30, 2007 was $26,566,000 compared to $25,644,000 at December 31, 2006. The $922,000 increase in equity during the first nine months of 2007 was primarily due to net income of $796,000 and proceeds from the issuance of common stock in stock options and warrant exercises of $133,000.

During the first quarter of 2005 and the third quarter of 2007, the Company issued $5.2 and $3.6 million, respectively in Trust Preferred Capital Notes. The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands)

	September 30,	December 31,
	2008	2007

Tier 1 capital
Common stock	$ 10,729	$ 10,304
Additional paid-in capital	14,302	13,726
Retained earnings	3,477	2,986
Qualifying trust preferred securities	8,764	8,764
Total equity	37,272	35,780
Less: goodwill	(689)	(689)
Total Tier 1 capital	36,583	35,091

Tier 2 capital
Allowance for loan losses	3,823	3,469
Total Tier 2 capital	3,823	3,469

Total risk-based capital	40,406	38,560

Risk-weighted assets	$ 365,653	$ 378,020

Capital ratios
Tier 1 capital to risk-weighted assets	10.00%	9.28%
Total capital to risk-weighted assets	11.05%	10.20%
Leverage ratio (Tier 1 capital to
average assets)	9.04%	9.20%
GAAP equity to total assets	6.73%	6.84%

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At September 30, 2008, cash, cash equivalents and investment securities available for sale totaled $36,596,000, or 8.7% of total assets, which we believe is adequate to meet short-term liquidity needs.

At September 30, 2008, we had commitments to originate $68,309,000 of loans. Fixed commitments to incur capital expenditures were less than $25,000 at September 30, 2008. Time deposits scheduled to mature in the 12-month period ending September 30, 2009 totaled $192,151,000 at September 30, 2008. Based on past experience, we believe that a significant portion of such deposits will remain with us. We further believe that loan repayments and other sources of funds such as deposit growth will be adequate to meet our foreseeable short- and long-term liquidity needs.

On October 14, 2008, the U.S. Department of Treasury announced the creation of a voluntary Capital Purchase Program as part of its efforts to provide a firmer capital foundation for financial institutions and to increase credit availability to consumers and businesses. As part of the program, eligible financial institutions will be able to sell equity interests to the U.S. Department of Treasury in amounts equal to 1 percent to 3 percent of the institution’s risk-weighted assets. These equity interests will constitute Tier 1 capital. The Company has notified the Federal Deposit Insurance Corporation that it intends to participate in the Capital Purchase Program. Currently it is estimated that the Company could receive as much as $14 million of capital investment under this program.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at September 30, 2008. The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Village Bank and Trust Financial Corp.
Interest Rate Sensitivity GAP Analysis
September 30, 2008
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 12,291	$ 10,456	$ 19,698	$ 16,964	$ 92,213	$ 151,622
Variable rate	125,112	3,171	8,019	9,085	45,169	190,556
Investment securities	-	-	358	-	4,678	5,036
Loans held for sale	3,403	-	-	-	-	3,403
Federal funds sold	22,525	-	-	-	-	22,525

Total rate sensitive assets	163,331	13,627	28,075	26,049	142,060	373,142
Cumulative rate sensitive assets	163,331	176,958	205,033	231,082	373,142

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	13,120	-	13,120
Money market accounts	26,800	-	-	-	-	26,800
Savings (2)	-	-	-	4,055	-	4,055
Certificates of deposit	59,436	48,111	84,604	61,081	11,673	264,905
FHLB advances	-	-	-	25,000	-	25,000
Trust Preferred Securities	-	-	-	-	8,764	8,764
Federal funds purchased	-	-	-	-	-	-
Other borrowings	15,497	-	-	-	-	15,497

Total rate sensitive liabilities	101,733	48,111	84,604	103,256	20,437	358,141
Cumulative rate sensitive liabilities	101,733	149,844	234,448	337,704	358,141

Rate sensitivity gap for period	$ 61,598	$ (34,484)	$ (56,529)	$ (77,207)	$ 121,623	$ 15,001
Cumulative rate sensitivity gap	$ 61,598	$ 27,114	$ (29,415)	$ (106,622)	$ 15,001

Ratio of cumulative gap to total assets	14.7%	6.5%	(7.0)%	(25.5)%	3.6%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	160.5%	118.1%	87.5%	68.4%	104.2%
Ratio of cumulative gap to cumulative
rate sensitive assets	37.7%	15.3%	(14.3)%	(46.1)%	4.0%

(1) Includes nonaccrual loans of approximately $5,041,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the “13 to 36 months” category.

At September 30, 2008, our liabilities that reprice within one year exceeded assets that reprice within one year by $29,415,000 and therefore we were in a liability-sensitive position. A negative gap can adversely affect earnings in periods of increasing interest rates. This negative position is due primarily to the short maturity of certificates of deposit.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T – CONTROLS AND PROCEDURES

Based upon an evaluation as of September 30, 2008 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act are made known to them in a timely fashion.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2008 Annual Meeting of Shareholders on Tuesday, September 30, 2008 at 6:00 p.m. at the Village Bank at Watkins Centre, 15521 Midlothian Turnpike, Midlothian, Virginia.

There were 2,222,598 shares represented in person or by proxy, which represented 84.8% of the outstanding shares. There was a quorum for all purposes.

The shareholders were asked to approve the proposed merger of River City Bank into Village Bank, elect three directors of the Company for a term of three years each and to ratify the appointment of the independent registered public accounting firm for the Company for 2008.

The votes cast for, against or abstain to approve the merger of River City Bank into Village Bank were as follows:

For	Against	Abstain

1,569,787	11,400	2,400

The votes cast for or withheld for the election of directors were as follows:

	For	Withheld
Class B Directors
R.T. Avery, III	2,157,469	65,129
William B. Chandler	2,158,569	64,029
R. Calvert Esleeck, Jr.	2,121,620	100,978

The votes cast for, against or abstain to ratify the appointment of BDO Seidman, LLP as the independent registered public accounting firm for the Company for 2007 were as follows:

For	Against	Abstain

2,211,738	5,001	5,859

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

VILLAGE BANK AND TRUST FINANCIAL CORP. (Registrant)
Date: November 14, 2008	By:	/s/ Thomas W. Winfree
Thomas W. Winfree President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr. Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Document

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350