Form 10-K
period 2008-12-31
Village Bank & Trust Financial Corp.
filed 2009-03-31
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 0-50765

VILLAGE BANK AND TRUST FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	16-1694602 (I.R.S. Employer Identification No.)

15521 Midlothian Turnpike, Suite 200, Midlothian, Virginia (Address of principal executive offices)	23113 (Zip Code)

Issuer’s telephone number 804-897-3900

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Common Stock, $4.00 par value	Name of each exchange on which registered The Nasdaq Stock Market

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $18,916,000.

The number of shares of common stock outstanding as of March 10, 2009 was 4,229,372.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in conjunction with the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Village Bank and Trust Financial Corp.

Form 10-K

PART I

ITEM 1. BUSINESS

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

We offer a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans. We are a community-oriented and locally managed financial institution focusing on providing a high level of responsive and personalized services to our customers, delivered in the context of a strong direct relationship with our customers. We conduct our operations from our main office/corporate headquarters location in Chesterfield County, and we have fifteen branch offices.

On October 14, 2008, Village Bank and Trust Financial Corp. and Village Bank completed its merger with River City Bank pursuant to an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”) dated as of March 9, 2008 by and among the Company, the Bank and River City Bank. The merger had previously been approved by both companies’ shareholders at their respective annual meetings on September 30, 2008 as well as the banking regulators. The Merger Agreement sets forth the terms and conditions of the Company’s merger with River City Bank through the merger of River City Bank with and into Village Bank. Under the terms of the Merger Agreement, Village Bank acquired all of the outstanding shares of River City Bank. The shareholders of River City Bank received, for each share of River City Bank common stock that they owned immediately prior to the effective time of the merger, either $11 per share in cash or one share of common stock of the Company. Pursuant to the terms of the Merger Agreement, shareholders of River City Bank elected to receive cash, shares of common stock of the Company, or a combination of both, subject to allocation and proration procedures which ensured that 20% of the total merger consideration was in cash and 80% was in common stock of the Company. In addition, at the effective time of the merger, each outstanding option to purchase shares of River City Bank common stock under any stock plans vested pursuant to its terms and was converted into an option to acquire the number of shares of the Company’s common stock equal to the number of shares of River City Bank common stock underlying the option. The Company issued approximately 1,440,000 shares in the Merger.

Business Strategy

Our strategies include the following:

•	To be a full service financial services provider enabling us to establish and maintain relationships with our customers.

•

To attract customers by providing the breadth of products offered by larger banks while maintaining the quick response and personal service of a community bank. We will continue to look for opportunities to expand our products and services. In our first nine years of operation, we have established a diverse product line, including commercial, mortgage and consumer loans as well as a full array of deposit products and services.

•	To increase net income and return to shareholders through continued loan growth, while controlling the cost of our deposits and noninterest expenses.

•

To expand our branch network to lower our cost of funds and diversify our loan portfolio with retail, consumer and commercial loans. We believe that branching will help us attract customers of financial institutions that have consolidated in our region who desire the personal services of a community bank. Our ability to open new branches, however, may be affected by such things as site approval by local government and regulatory approval.

•

To expand our capacity to generate noninterest income through the sale of mortgage loans. In 2008 our mortgage company hired additional mortgage loan officers which should expand our ability to originate mortgage loans.

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

Once we established a strong banking presence in the lucrative Chesterfield County market with eight branches, we continued the implementation of our strategy by expanding our franchise into other counties in the Richmond Metropolitan area. In addition to Chesterfield County, we have now opened three branches in both Hanover and Henrico Counties and one in Powhatan County, all three along with Chesterfield have seen strong population growth in recent years. According to the U.S. Census Bureau, the 2000 population of Chesterfield County was 259,903, compared to 209,274 in 1990. The number of households in Chesterfield County climbed from 73,441 in 1990 to 93,772 in 2000. The projected figures for 2010 are a population of 319,000 in 117,500 households. The 2000 population of Henrico County was 262,300 compared to 217,849 in 1990. The number of households in 2000 was 108,121 compared to 89,138 in 1990. The projected figures for Henrico County for 2010 are a population of 291,000 in 122,900 households. The 2000 population of Hanover County was 86,320 compared to 63,306 in 1990. The projected figures for Hanover County for 2010 are a population of 106,000. The number of households was 32,196 compared to 23,727 in 1990. These population figures place Henrico and Chesterfield, respectively, as the largest two counties in central Virginia and the third and fourth largest counties in the state. Powhatan County, though not as populous as Henrico and Chesterfield, had a population of 22,377 and household units of 7,509 in 2000, and an estimated population of 27,649 in 2006. As Chesterfield County has grown and matured, Powhatan has become the county for growth moving west.

Residential growth in Chesterfield, Henrico, Hanover and Powhatan Counties remains strong. For the four quarters ended September 30, 2008, Chesterfield County issued 2,233 permits for new single-family homes, Henrico County issued 2,355, Hanover County issued 728 and Powhatan County issued 363. Unemployment percentages for the third quarter of 2008 for Chesterfield and Henrico were 4.3% while Hanover and Powhatan were 4.1%, well below the national average of 8.1%. Developers continue to locate their planned communities in western Chesterfield County. The Winterpock area of Chesterfield County is expected to see substantial growth over the next six years, with the Deer Run development nearing completion and subdivisions such as Birkdale, Ashbrook, and Bayhill Point continuing their impressive growth. The primary road serving these growing subdivisions is Route 360, and all of these communities are within two miles of our Clover Hill branch. Henrico County has long been a strong bedroom community to Richmond. Many of the metropolitan Richmond area’s older upscale housing communities call Henrico home and the western part of Henrico has seen substantial growth in both new business as well as residential communities. The western section of Route 288, the circumferential highway around the Richmond Metropolitan area, was completed in 2004 and significantly improved access to and from Chesterfield County and Henrico County by the surrounding counties.

At December 31, 2008, we had fifteen full service banking offices, which were staffed by 55 full-time employees. Our senior staff averages more than 25 years of professional or banking experience. Our principal office, which houses our executive officers and loan department, was opened in August 2008 and is located at 15521 Midlothian Turnpike, Midlothian, Virginia 23113. Our main telephone number is (804) 897-3900. Our main office which includes a branch facility and seven of our branch offices are located in Chesterfield County, with three branch offices in Hanover County, three in Henrico County and one in Powhatan County. Each branch office has been strategically located to be convenient to business and retail customers in the growth sectors of each County.

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

Loan Portfolio. The net loan portfolio was $464,663,000 at December 31, 2008, which compares to $323,874,000 at December 31, 2007. The Company has enjoyed strong loan growth the last several years reflecting the strong economy in the market we serve. Loans grew by 40% in 2006, 36% in 2007, and 44% in 2008. The majority of the loan growth in 2008 came as a result of our merger with River City Bank. Our loan customers are generally located in the Richmond metropolitan area. We do not have any subprime loans in our loan portfolio.

Commercial Business Lending. Our commercial business lending consists of lines of credit, revolving credit facilities, term loans, equipment loans, stand-by letters of credit and unsecured loans. Commercial loans are written for any business purpose including the financing of plant and equipment, carrying accounts receivable, general working capital, contract administration and acquisition activities. Our client base is diverse, and we do not have a concentration of loans in any specific industry segment. Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral such as marketable securities, cash value of life insurance, and time deposits. Commercial business loans have a higher degree of risk than residential mortgage loans, but have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of business borrowers. The availability of funds for the repayment of commercial business loans may substantially depend on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. All commercial loans we make have recourse under the terms of a promissory note. At December 31, 2008, commercial loans totaled $52,438,000, or 11.1% of the total loan portfolio.

Commercial Real Estate Lending. We finance commercial real estate for our clients and commercial real estate loans represent the largest segment of our loan portfolio. This segment of our loan portfolio has been the largest segment since 2004 due to the significant real estate opportunities in our market area. We generally will finance owner-occupied commercial real estate at an 80% loan-to-value ratio or less. In many cases our loan-to-value ratio is less than 80%, which provides us with a higher level of collateral security. Our underwriting policies and procedures focus on the borrower’s ability to repay the loan as well as assessment of the underlying real estate. Risks inherent in managing a commercial real estate loan portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate. We attempt to mitigate those risks by carefully underwriting loans of this type as well as following appropriate loan-to-value standards. Commercial real estate loans (generally owner occupied) at December 31, 2008 were $220,400,000, or 46.8% of the total loan portfolio.

Real Estate Construction Lending. This segment of our loan portfolio is predominately residential in nature and comprised of loans with short duration, meaning maturities of twelve months or less. Residential houses under construction and the underlying land for which the loan was obtained secure the construction loans. Construction lending entails significant risks compared with residential mortgage lending. These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land and home under construction, which is estimated prior to the completion of the home. Thus it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate these risks we generally limit loan amounts to 80% of appraised values on pre-sold homes and 75% on speculative homes, and obtain first lien positions on the property taken as security. Additionally, we offer real estate construction financing to individuals who have demonstrated the ability to obtain a permanent loan. At December 31, 2008, construction loans totaled $103,161,000, or 21.9% of the total loan portfolio.

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

Our current one-to-four-family residential adjustable rate mortgage loans have interest rates that adjust every 1, 3 and 5 years, generally in accordance with the rates on comparable U.S. Treasury bills. Our adjustable rate mortgage loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. There are risks resulting from increased costs to a borrower as a result of the periodic repricing mechanisms of these loans. Despite the benefits of adjustable rate mortgage loans to our asset/liability management, they pose additional risks, primarily because as interest rates rise, the underlying payments by the borrowers rise, increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. At December 31, 2008, $84,612,000, or 18.0% of our loan portfolio, consisted of residential mortgage loans.

Consumer Installment Lending. We offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the primary focus of our lending activities. Our general guideline is that a consumer’s total debt service should not exceed 40% of the consumer’s gross income. Our underwriting standards for consumer loans include making a determination of the applicant’s payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan. The stability of an applicant’s monthly income may be determined by verification of gross monthly income from primary employment and additionally from any verifiable secondary income. Consumer loans totaled $10,307,000 at December 31, 2008, which was 2.2% of the total loan portfolio.

Loan Commitments and Contingent Liabilities. In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities which are disclosed in the footnotes of our annual financial statements, including commitments to extend credit. At December

31, 2008, undisbursed credit lines, standby letters of credit and commitments to extend credit totaled $88,892,000.

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

Lending Limit. As of December 31, 2008, our legal lending limit for loans to one borrower was approximately $7,700,000. As part of our risk management strategy, we attempt to participate a portion of our larger loans to other financial institutions. This allows us to maintain customer relationships yet reduce credit exposure and stay within our legal lending limit.

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

For securities classified as available-for-sale securities, we will evaluate whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. There were no securities at December 31, 2008 where a decline in market value was considered other than temporary.

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

At June 30, 2008, the latest date such information is available from the FDIC, the Bank’s deposit market share in Chesterfield County was 7.54% and 0.74% in the Richmond MSA.

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

Gramm-Leach-Bliley Act. On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law. Gramm-Leach-Bliley permits commercial banks to affiliate with investment banks. It also permits bank holding companies which elect financial holding company status to engage in any type of financial activity, including securities, insurance, merchant banking/equity investment and other activities that are financial in nature. The merchant banking provisions allow a bank holding company to make a controlling investment in any kind of company, financial or commercial. These new powers allow a bank to engage in virtually every type of activity currently recognized as financial or incidental or complementary to a financial activity. A commercial bank that wishes to engage in these activities is required to be well capitalized, well managed and have a satisfactory or better Community Reinvestment Act rating. Gramm-Leach-Bliley also allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies, like the Company, that have securities registered under the Securities Exchange Act of 1934. Specifically, the Sarbanes-Oxley Act and the various regulations promulgated under the Act, established, among other things: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; and (v) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws. In addition, Sarbanes-Oxley required stock exchanges, such as NASDAQ, to institute additional requirements relating to corporate governance in their listing rules.

Section 404 of the Sarbanes-Oxley Act requires the Company to include in its Annual Report on Form 10-K a report by management. Management’s internal control report must, among other things, set forth management’s assessment of the effectiveness of the Company’s internal control over financial reporting.

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

Insurance of Accounts, Assessments and Regulation by the FDIC. Our deposits are insured by the FDIC up to the limits set forth under applicable law, currently $250,000. Deposits are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC. The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. We are aware of no existing circumstances that could result in termination of our deposit insurance.

Additionally, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to establish its Temporary Liquidity Guarantee Program (“TLGP”). Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, until the end of 2009, all non-interest-bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts). The TLGP also guarantees all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days. All eligible institutions were permitted to participate in both of the components of the TLGP without cost for the first 30 days of the program. Following the initial 30 day grace period, institutions were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 for the transaction account guarantee program and at the rate of either 50, 75, or 100 basis points of the amount of debt issued, depending on the maturity date of the guaranteed debt, for the debt guarantee program. Institutions were required to opt-out of the TLGP if they did not wish to participate. The Company and its applicable subsidiaries elected to participate in both of these programs.

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

USA Patriot Act.The USA Patriot Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA Patriot Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. Although it does create a reporting obligation and compliance costs, the USA Patriot Act has not materially affected the Bank’s products, services or other business activities.

Reporting Terrorist Activities.The Office of Foreign Assets Control (OFAC), which is a division of the Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on depository institutions by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. Federal regulatory authorities also have broad enforcement powers over us, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors. Village Bank is currently classified as well capitalized financial institution.

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

Employees

As of December 31, 2008, the Company and its subsidiaries had a total of 153 full-time employees and 14 part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Control by Certain Shareholders

The Company has one shareholder who owns 8.39% of its outstanding Common Stock. As a group, the Board of Directors and the Company’s Executive Officers control 17.41% of the outstanding Common Stock of the Company as of March 1, 2009. Accordingly, such persons, if they were to act in concert, would not have majority control of the Bank and would not have the ability to approve certain fundamental corporate transactions or the election of the Board of Directors.

Additional Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any reports, statements and other information we file at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operations of the Public Reference Room. Our SEC filings are also available on the SEC’s Internet site (http://www.sec.gov).

The Company’s common stock trades under the symbol “VBFC” on the Nasdaq Capital Market. You may also read reports, proxy statements and other information we file at the offices of the National Association of Securities Dealers, Inc., 1735 K Street, N.W., Washington, DC 20006.

The Company’s Internet address is www.villagebank.com. At that address, we make available, free of charge, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (see “Investor Relations” section of website), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC (except for exhibits). Requests should be directed to C. Harril Whitehurst, Jr., Chief Financial Officer, Village Bank and Trust Financial Corp., PO Box 330, Midlothian, VA 23113.

The information on the websites listed above is not and should not be considered to be part of this annual report on Form 10-K and is not incorporated by reference in this document.

ITEM 1A. RISK FACTORS

In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:

Changes in interest rates may have an adverse effect on the Company’s profitability.

The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution’s net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. The Federal Reserve Board (FRB) regulates the national money supply in order to manage recessionary and inflationary pressures. In doing so, the FRB may use techniques such as engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. The use of these techniques may also affect interest rates charged on loans and paid on deposits. The interest rate environment, which includes both the level of interest rates and the shape of the U.S. Treasury yield curve, has a significant impact on net interest income. Like all financial institutions, the Company’s balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of deposits away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than bank deposit products. See “Item 7: Management’s Discussion of Financial Condition and Results of Operations” and “Item 7A: Quantitative and Qualitative Disclosure about Market Risk”.

Changes in economic conditions and the composition of the Company’s loan portfolio could lead to an increase in the allowance for loan losses, which could decrease earnings.

The Company has established an allowance for loan losses which management believes to be adequate to offset probable losses on the Company’s existing loans. However, there is no precise method of estimating loan losses. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require the Company to increase its allowance for loan losses, which could reduce earnings. Furthermore, an increase in unemployment could cause an increase in loan charge-offs.

Declines in value may adversely impact the investment portfolio.

We have not realized any non-cash, other-than-temporary impairment charges during 2008 as a result of reductions in fair value below original cost of any investments in our investment portfolio. However, we could be required to record future impairment charges on our investment securities if they suffer any declines in value that are considered other-than-temporary. Considerations used to determine other-than-temporary impairment status to individual holdings include the length of time the stock has remained in an unrealized loss position, and the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent news that would affect expectations for recovery or further decline.

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our results of operations and our stock price.

The recent national and global economic downturn has resulted in unprecedented levels of financial market volatility which may depress the market value of financial institutions, limit access to capital or have a material adverse effect on the financial condition or results of operations of banking companies. In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate our exposure to credit risk. The United States Treasury and the FDIC have initiated programs to address economic stabilization, yet the effectiveness of these programs in stabilizing the economy and the banking system at large are uncertain.

Negative developments in the latter half of 2007 and 2008 in the subprime mortgage market and the securitization markets for such loans have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing through 2009. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly, due to liquidity concerns at many financial institutions. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends regarding lending and funding practices and liquidity standards identified in examinations, including issuing many formal enforcement actions. Negative developments in the financial services industry and the impact of potential new legislation and regulations in response to those developments could negatively impact our business by restricting our operations, including our ability to originate or sell loans or raise additional capital, and could adversely impact our financial performance and stock price.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

Changes in economic conditions and related uncertainties may have an adverse affect on the Company’s profitability.

Commercial banking is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the Company’s control may adversely affect the potential profitability of the Company. Any future rises in interest rates, while increasing the income yield on the Company’s earnings assets, may adversely affect loan demand and the cost of funds and, consequently, the profitability of the Company. Any future decreases in interest rates may adversely affect the Company’s profitability because such decreases may reduce the amounts that the Company may earn on its assets. A continued recessionary climate could result in the delinquency of outstanding loans. Management does not expect any one particular factor to have a material effect on the Company’s results of operations. However, downtrends in several areas, including real estate, construction and consumer spending, could have a material adverse impact on the Company’s profitability.

Our results of operations are significantly affected by the ability of our borrowers to repay their loans.

Lending money is an essential part of the banking business. However, borrowers do not always repay their loans. The risk of non-payment is affected by credit risks of a particular borrower, changes in economic and industry conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral.

The supervision and regulation to which the Company is subject can be a competitive disadvantage.

The operations of the Company and the Bank are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities. In particular, the monetary policies of the Federal Reserve have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary polices of the Federal Reserve or to existing federal and state legislation or the effect that such changes may have on the future business and earnings prospects of the Company.

The Company is subject to changes in federal and state tax laws as well as changes in banking and credit regulations, accounting principles and governmental economic and monetary policies.

During the past several years, significant legislative attention has been focused on the regulation and deregulation of the financial services industry. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, have been permitted to engage in activities that compete directly with traditional bank business.

The competition the Company faces is increasing and may reduce our customer base and negatively impact the Company’s results of operations.

There is significant competition among banks in the market areas served by the Company. In addition, as a result of deregulation of the financial industry, the Bank also competes with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than the Company with respect to the products and services they provide. Some of the Company’s competitors have greater resources than the Corporation and, as a result, may have higher lending limits and may offer other services not offered by our Company. See “Item 1: Business — Competition.”

Our deposit insurance premium could be substantially higher in the future which would have an adverse effect on our future earnings.

The FDIC insures deposits at FDIC-insured financial institutions, including Village Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, which may result in the FDIC making more payments from the Deposit Insurance Fund and, in connection therewith, raising deposit premiums. In February 2009, the FDIC finalized a rule that increases premiums paid by insured institutions and makes other changes to the assessment system. Additionally, the FDIC adopted an interim rule that imposes an emergency special assessment in the second quarter of 2009 and further gives the FDIC authority to impose additional emergency special assessments of up to 10 basis points in subsequent quarters. These significant final and proposed increases will adversely affect our net income.

Concern of customers over deposit insurance may cause a decrease in deposits.

With the recent news about bank failures, customers are increasingly concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with us is fully insured. Decreases in deposits may adversely affect our funding costs and net income.

The actions of the U.S. Government for the purpose of stabilizing the financial markets, or market response to those actions, may not achieve the intended effect, and our results of operations could be adversely affected.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Congress recently enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program (“TARP”) to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Federal Reserve, determines the purchase of which is necessary to promote financial market stability.

As part of the EESA, the Treasury Department has developed a Capital Purchase Program to purchase up to $250 billion in senior preferred stock from qualifying financial institutions. The Capital Purchase Program was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. The EESA also increases the insurance coverage of deposit accounts to $250,000 per depositor. In a related action, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC provides a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. We have applied for participation in the Capital Purchase Program and have opted to participate in the Temporary Liquidity Guarantee Program for the additional coverage for non-interest bearing transaction deposit accounts, available until December 31, 2009. In February 2009, the American Recovery and Reinvestment Act of 2009 (“the Stimulus Bill”) was enacted, which is intended to stabilize the financial markets and slow or reverse the downturn in the U.S. economy, and which revised certain provisions of the EESA.

The U.S. Congress or federal banking regulatory agencies could adopt additional regulatory requirements or restrictions in response to the threats to the financial system and such changes may adversely affect our operations. There can be no assurance that the EESA and its implementing regulations, the Stimulus Bill, the FDIC programs, or any other governmental program will have a positive impact on the financial markets. The failure of the EESA, the Stimulus Bill, the FDIC programs, or any other actions of the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations or the trading price of the Company’s common stock.

Fluctuations in the stock market could negatively affect the value of the Company’s common stock.

The Company’s common stock trades under the symbol “VBFC” on the Nasdaq Capital Market. There can be no assurance that a regular and active market for the Common Stock will develop in the foreseeable future. See “Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.” Investors in the shares of common stock may, therefore, be required to assume the risk of their investment for an indefinite period of time. Current lack of investor confidence in large banks may keep investors away from the banking sector as a whole, causing unjustified deterioration in the trading prices of well-capitalized community banks such as the Company.

If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock.

The Company has established a process to document and evaluate its internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of the Company’s internal controls over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding the Company’s assessment of its internal controls over financial reporting. The Company’s management and audit committee have given the Company’s compliance with Section 404 a high priority. The Company cannot be certain that these measures will ensure that the Company implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations. If the Company fails to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fails to prevent fraud, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive and administrative offices are owned by the Company and are located at 15521 Midlothian Turnpike, Midlothian, Virginia 23113 in Chesterfield County where an 80,000 square foot corporate headquarters and operations center was opened in August 2008. The Company and the Bank currently occupy approximately forty percent of the space, which includes a full service branch location leased by the Bank. The Company leases the other portions to unrelated parties. In addition to leasing the branch to the Bank, the Bank’s wholly-owned subsidiary, Village Bank Mortgage Corporation, also leases space in the building from the Company.

In addition to the branch in the corporate headquarters and operations center, the Bank owns 9 full service branch buildings including the land on those buildings and leases an additional five full service branch buildings. Eight of our branch offices are located in Chesterfield County, with three branch offices in Hanover County, three in Henrico County and one in Powhatan County.

Our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

ITEM 3. LEGAL PROCEEDINGS

In the course of its operations, the Company may become a party to legal proceedings. There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of the Company’s Common Stock trade on the Nasdaq Capital Market under the symbol “VBFC”. The high and low closing prices of shares of the Company’s Common Stock for the periods indicated were as follows:

	High	Low
2007
1st quarter	$ 16.00	$ 13.55
2nd quarter	17.44	15.01
3rd quarter	17.44	14.53
4th quarter	15.75	10.00

2008
1st quarter	$ 11.29	$ 9.26
2nd quarter	10.99	9.25
3rd quarter	9.48	7.50
4th quarter	8.43	3.44

Dividends

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

Holders

At March 11, 2009, there were approximately 1,634 holders of record of Common Stock.

For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities

The Company did not repurchase any of its Common Stock during the fourth quarter of 2008.

Performance Graph

The following graph shows the yearly percentage change in the Company’s cumulative total shareholder return on its common stock from December 31, 2003 to December 31, 2008 compared with the NASDAQ Composite Index and peer group indexes based on asset size.

		Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Village Bank and Trust Financial Corp.	100.00	93.55	103.63	114.52	86.29	36.29
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank $250M-$500M Index	100.00	113.50	120.50	125.91	102.33	58.44
SNL Bank $500M-$1B Index	100.00	113.32	118.18	134.41	107.71	69.02

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data
At year-end
Assets	$ 572,407,993	$ 393,263,999	$291,217,760	$214,974,952	$ 160,304,874
Loans, net of unearned income	470,722,286	327,343,013	241,051,025	172,378,272	135,676,322
Investment securities	24,300,962	13,711,399	12,787,644	2,981,903	5,427,604
Goodwill	7,422,141	689,108	689,108	689,108	689,108
Deposits	466,232,043	339,297,258	253,309,881	186,752,807	140,027,386
Borrowings	57,726,898	24,736,569	9,859,265	9,641,810	4,835,079
Stockholders' equity	46,162,574	26,893,299	25,644,115	17,151,893	14,985,159
Number of shares outstanding	4,229,372	2,575,985	2,562,088	1,854,618	1,761,744

Average for the year
Assets	442,604,327	337,750,179	246,562,178	184,498,899	136,958,252
Stockholders' equity	31,067,165	27,798,307	22,278,897	16,410,583	14,030,632
Weighted average shares outstanding	3,013,175	2,569,529	2,269,092	1,800,061	1,724,832

Income Statement Data
Interest income	$ 29,072,146	$ 25,665,235	$ 19,019,111	$ 11,925,133	$ 7,649,567
Interest expense	15,969,783	13,806,715	8,786,600	4,877,376	2,768,841
Net interest income	13,102,363	11,858,520	10,232,511	7,047,757	4,880,726
Provision for loan losses	2,005,633	1,187,482	796,006	460,861	532,630
Noninterest income	4,184,727	2,666,956	2,482,793	2,890,316	1,759,408
Noninterest expense	14,572,271	11,821,232	9,817,089	7,778,004	5,585,270
Income tax expense (benefit)	241,097	515,699	702,990	468,025	(339,309)
Net income	$ 468,089	$ 1,001,063	$ 1,399,219	$ 1,231,183	$ 861,543

Per Share Data
Earnings per share - basic	$ 0.16	$ 0.39	$ 0.62	$ 0.68	$ 0.50
Earnings per share - diluted	$ 0.16	$ 0.37	$ 0.59	$ 0.61	$ 0.45
Book value at year-end	$ 10.91	$ 10.44	$ 10.01	$ 9.25	$ 8.51

Performance Ratios
Return on average assets	0.11%	0.30%	0.57%	0.67%	0.63%
Return on average equity	1.51%	3.60%	6.28%	7.50%	6.14%
Net interest margin	3.27%	3.80%	4.48%	4.15%	3.88%
Efficiency (1)	84.30%	81.38%	77.21%	78.26%	84.11%
Loans to deposits	100.96%	96.48%	95.16%	92.30%	96.89%

Asset Quality Ratios
ALLL to loans at year-end	1.29%	1.06%	1.06%	1.12%	1.12%
ALLL to nonaccrual loans	71.05%	134.20%	91.12%	105.28%	320.28%
Nonperforming assets to year-end loans	1.81%	0.87%	1.16%	1.06%	0.35%
Net charge-offs to average loans	0.24%	0.10%	0.12%	0.03%	0.09%

(1) Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income and noninterest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist readers in understanding and evaluating the financial condition, changes in financial condition and the results of operations of the Company, consisting of the parent company and its wholly-owned subsidiary, the Bank. This discussion should be read in conjunction with the consolidated financial statements and other financial information contained elsewhere in this report.

Caution About Forward-Looking Statements

In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement, that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic conditions, the quality or composition of the loan or investment portfolios, the level of nonperforming assets and charge-offs, the local real estate market, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. Monetary and fiscal policies of the U.S. Government could also adversely effect the Company; such policies include the impact of any regulations or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (EESA), the American Recovery and Reinvestment Act of 2009 (ARRA) and other policies of the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board.

While the Company has not experienced significant losses during the current economic climate, a continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could impact the Company’s performance, both directly by affecting revenues and the value of the Company’s assets and liabilities, and indirectly by affecting the Company’s counterparties and the economy generally. Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. It is not clear at this time what impact the EESA, the ARRA or other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been announced or any additional programs that may be initiated in the future will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Company.

These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. In addition, past results of operations are not necessarily indicative of future results.

General

The Company was organized under the laws of the Commonwealth of Virginia to engage in commercial and retail banking. The Bank opened to the public on December 13, 1999 as a traditional community bank offering deposit and loan services to individuals and businesses in the Richmond, Virginia metropolitan area. During 2003, the Company acquired or formed three wholly owned subsidiaries of the Bank, Village Bank Mortgage Corporation (“Village Bank Mortgage”), a full service mortgage banking company, Village Insurance Agency, Inc. (“Village Insurance”), a full service property and casualty insurance agency, and Village Financial Services Corporation (“Village Financial Services”), a financial services company. On October 14, 2008, the Company completed its merger with River City Bank pursuant to an Agreement and Plan of Reorganization and Merger, dated as of March 9, 2008, by and among the Company, the Bank and River City Bank. The merger had previously been approved by both companies’ shareholders at their respective annual meetings on September 30, 2008 as well as the banking regulators.

We offer a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans. We are a community-oriented and locally managed financial institution focusing on providing a high level of responsive and personalized services to our customers, delivered in the context of a strong direct relationship with our customers. We conduct our operations from our main office/corporate headquarters location and fourteen branch offices.

The Company had earnings of $468,000 in 2008 as compared to earnings of $1,001,000 in 2007 and $1,399,000 in 2006, representing decreases of 53% in 2008 and 28% in 2007.

2008 was a challenging year for the banking industry and the economy as a whole. In the latter half of 2007, the financial markets experienced significant turmoil due to the collapse of the subprime mortgage asset market which has had a detrimental affect on banking in general. The collapse of the mortgage asset market has led to what many consider a recessionary economy and resulted in extraordinary write-offs of mortgage related assets by many banks. The detrimental affect of the collapse in the mortgage asset market that started in 2007 continued in 2008, depressing bank stock values. As the mortgage market collapsed, home values, which had provided the fuel for consumer spending in recent years, declined and the potential for an economic recession became real. In reaction first to the mortgage market collapse and most recently to the real possibility of a recession, the Federal Open Market Committee of the Federal Reserve reduced short-term interest rates significantly in the last three months of 2007 and continued to decrease rates in 2008.

These events have had an impact on our operations. On the positive side, it is important to note that we have never owned nor have we ever originated subprime mortgage loan product. We have no direct exposure to the collapse of this market. On the negative side, the decline in short-term interest rates by the Federal Reserve negatively impacted our earnings during 2008. This negative impact on our earnings is a result of a significant portion of our loan portfolio, the primary source of revenue to Village Bank, having interest rates that adjust according to the direction of short-term interest rates. Accordingly, as short-term rates are reduced by the Federal Reserve, the income from our loan portfolio is reduced. While the reduction of short-term interest rates will also reduce the rates we pay on deposits, our largest expense, the reduction in interest rates paid on deposits will be slower than the reduction of interest rates on our loan portfolio as our deposits generally do not reprice as quickly as our loans. Consequently, our net interest income, the primary source of our earnings, will be negatively impacted as long as short-term interest rates continue to be reduced by the Federal Reserve. See “Interest Rate Sensitivity” on page 41 for further discussion.

Total assets increased to $572,408,000 at December 31, 2008 from $393,264,000 at December 31, 2007 and $291,218,000 at December 31, 2006, representing increases of 46% in 2008 and 35% in 2007. The growth in total assets in 2007 resulted from internal growth of our business and customer base. In 2008, most of our growth in total assets is attributable to our merger with River City Bank, which added approximately $157.7 million in assets at the time of merger. Much of our internal growth as well as that of River City Bank was driven primarily by lending on real estate. As a result, any material decline in real estate values could have a significant adverse effect on the future growth and profitability of the Company as 86.7% of our loan portfolio at December 31, 2008 is collateralized by real estate. Declines in real estate values can reduce projected cash flows from commercial properties and the ability of borrowers to use home equity to support borrowings and increase the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. In addition, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions.

The following presents management’s discussion and analysis of the financial condition of the Company at December 31, 2008 and 2007, and results of operations for the Company for the years ended December 31, 2008, 2007 and 2006. This discussion should be read in conjunction with the Company’s audited Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

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

Results of operations

We recorded net income of $468,000, or $0.16 per fully diluted share, in 2008, compared to net income of $1,001,000, or $0.37 per fully diluted share, in 2007, and $1,399,000, or $0.59 per fully diluted share, in 2006.

Loans, net of the allowance for loan losses and deferred fees, and deposits, the primary sources of income and expense for the Company, have grown as follows:

	Loans, net	Deposits

December 31, 2005	$ 170,447,273	$ 186,752,807

Growth in 2006
Amount	68,051,145	66,557,074
Percentage	40%	36%

December 31, 2006	238,498,418	186,752,807

Growth in 2007
Amount	85,375,322	152,544,451
Percentage	36%	82%

December 31, 2007	323,873,740	339,297,258

Growth in 2008
Amount	140,789,274	126,934,785
Percentage	43%	37%

December 31, 2008	464,663,014	466,232,043

Three year average
growth rate	40%	52%

This growth in loans and deposits resulted in net interest income increasing from $10,233,000 in 2006, to $11,859,000 in 2007 and to $13,102,000 in 2008. However, net interest income as a percentage of average assets has steadily declined the last two years, from 4.2% in 2006 to 3.5% in 2007 and to 3.0% in 2008. The growth in net interest income has not kept pace with the growth of the Company. This is attributable to a declining net interest margin, from 4.48% in 2006 to 3.80% in 2007 and to 3.27% in 2008. This declining interest margin resulted from declines in short-term interest rates as discussed previously. If rates stabilize in 2009, we should experience an improvement in our net interest margin that will have a positive impact on profitability. Management expects growth to significantly moderate in 2009 due to the depressed economy and related lack of loan demand.

In addition to the declining net interest margin, profitability has also been negatively impacted the last two years by increasing provisions for loan losses The provision for loan losses increased from $796,000 in 2006 to $1,187,000 in 2007, and to $2,006,000 in 2008. These increases in provisions for loan losses are attributable to the growth in our loan portfolio and a deterioration in asset quality as the depressed economy has negatively impacted the ability of our borrowers to repay us. Unless the economy improves, we could experience another increase in the allowance for loan losses in 2009.

Noninterest income increased to $4,185,000 in 2008 from $2,667,000 in 2007, an increase of $1,518,000, or 57%. This increase was primarily attributable to increased service charges and fees on transactional deposit accounts of $412,000 and an increase in gain on sale of loans of $868,000. Transactional deposits grew by $26,112,000, or 47%, in 2008 as a result of the maturing of our branch network coupled with the addition of the deposits of River City Bank, resulting in the increase in service charges and fees. The gain on sale of loans resulted from an increase in loan production by our mortgage company, from $67 million in loan closings in 2007 to $100 million in 2008. Noninterest income increased to $2,667,000 in 2007 from $2,483,000 in 2006, an increase of $184,000, or 7%. This increase was primarily attributable to increased service charges and fees on transactional deposit accounts as such deposits grew by $6,063,000, or 12% in 2007.

Noninterest expense increased from $9,817,000 in 2006, to $11,821,000 in 2007 and to

$14,572,000 in 2008. These increases in noninterest expense resulted primarily from the addition of new branches and the growth in the Company overall, including the merger with River City Bank in 2008. The primary increase in noninterest expense over the last three years has come in salaries and benefits, which increased from $5,728,000 in 2006 to $6,843,000 in 2007, and to $7,976,000 in 2008. Other growth related increases were increases in occupancy of $364,000 in 2008 and $219,000 in 2007, and data processing of $244,000 in 2008 and $115,000 in 2007. Also contributing to the increases were increases in the FDIC insurance premium of $225,000 in 2008 and $109,000 in 2007.

Interest rate risk

Profitability may be directly affected by the levels of and fluctuations in interest rates, which affect our ability to earn a spread between interest received on loans and investments and the costs of deposits and borrowings. Our profitability is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. For example, as the Federal Reserve rapidly decreased short-term interest rates in 2007 and 2008, our net interest margin declined significantly from 4.48% in 2006 to 3.80% in 2007 and to 3.27% in 2008.

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

Net interest income for 2008, 2007 and 2006 was $13,102,000, $11,859,000, and $10,233,000, respectively. The increases in net interest income of $1,244,000, or 10%, in 2008 and $1,626,000, or 16%, in 2007 are a direct result of increases in loans, from $323,874,000 at December 31, 2007 to $464,663,000 at December 31, 2008, an increase of $140,789,000, or 43%, and from $238,498,000 at December 31, 2006 to $323,874,000 at December 31, 2007, an increase of $685,376,000, or 36%. These increases in loans were funded primarily by increases in deposits.

Average interest-earning assets increased by $88,384,000, or 28%, in 2008 and by $83,744,000, or 37%, in 2007. These increases in interest-earning assets were due primarily to the growth of our loan portfolio. However, the average yield on interest-earning assets decreased to 7.26% in 2008 from 8.22% in 2007 and 8.33% in 2006. Many of our loans are indexed to short-term rates affected by the Federal Reserve’s decisions about short-term interest rates, and, accordingly, as the Federal Reserve increases or decreases short-term rates, the yield on interest-earning assets is affected. As the Federal Reserve decreased interest rates starting in 2007 and into 2008, decreasing short-term interest rates by 5% over twelve months, the average yield on our interest-earning assets decreased.

Our average interest-bearing liabilities increased by $96,873,000, or 34%, in 2008 and by $81,978,000, or 40%, in 2007. These increases in interest-bearing liabilities were due to strong growth in deposits of $70,322,000 in 2008 and $75,640,000 in 2007 as well as borrowings of $19,990,000 in 2008 and $3,268,000 in 2007. The average cost of interest-bearing liabilities decreased to 4.18% in 2008 from 4.84% in 2007 and 4.33% in 2006. The significant decrease in our cost of funds in 2008 is a result of decreases in short-term interest rates by the Federal Reserve in 2007 and 2008. The increase in our cost of funds in 2007 was also a result of interest rate changes by the Federal Reserve as they increased short-term interest rates in 2005 and 2006. As with our interest-earning assets, the declines in the short-term interest rates by the Federal Reserve also reduced the interest rates we pay on interest-bearing liabilities in 2008, however, the reduction in interest rates on our interest-bearing liabilities has been slower than the reduction of interest rates on our interest-earning assets as the liabilities generally do not reprice as quickly as the assets. Consequently, our net interest income, the primary source of our earnings, is negatively impacted as long as short-term interest rates continue to be reduced by the Federal Reserve. See “Interest rate sensitivity” on page 41 for further discussion of the repricing of assets and liabilities.

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

Average Balance Sheets
(In thousands)

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
		Interest	Annualized		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$ 39,275	$ 2,034	5.18%	$ 21,791	$ 1,795	8.24%	$ 17,694	$ 1,492	8.43%
Real estate - residential	61,416	5,291	8.62%	42,461	3,418	8.05%	31,713	2,554	8.05%
Real estate - commercial	160,019	10,968	6.85%	120,797	9,722	8.05%	81,444	6,344	7.79%
Real estate - construction	105,732	8,965	8.48%	92,886	8,707	9.37%	69,038	6,906	10.00%
Consumer	7,779	657	8.45%	6,488	582	8.97%	6,088	540	8.87%
Gross loans	374,221	27,915	7.46%	284,423	24,224	8.52%	205,977	17,836	8.66%
Investment securities	12,125	699	5.76%	16,471	847	5.14%	8,152	607	7.45%
Loans held for sale	3,721	225	6.05%	2,368	155	6.55%	1,889	126	6.67%
Federal funds and other	10,455	233	2.23%	8,877	439	4.95%	12,377	450	3.64%
Total interest earning assets	400,522	29,072	7.26%	312,139	25,665	8.22%	228,395	19,019	8.33%
Allowance for loan losses	(4,309)			(2,956)			(2,195)
Cash and due from banks	8,179			5,169			5,126
Premises and equipment, net	23,951			13,901			7,851
Other assets	14,261			9,497			7,383
Total assets	$ 442,604			$ 337,750			$ 246,560

Interest bearing deposits
Interest checking	12,735	159	1.25%	$ 10,454	$ 104	0.99%	$ 7,744	$ 88	1.14%
Money market	28,215	561	1.99%	21,618	726	3.36%	21,722	711	3.27%
Savings	6,891	193	2.80%	3,669	42	1.14%	4,124	47	1.14%
Certificates	291,629	13,435	4.61%	233,408	12,078	5.17%	159,918	7,432	4.65%
Total deposits	339,470	14,348	4.23%	269,149	12,950	4.81%	193,508	8,278	4.28%
Borrowings
Long-tern debt - trust
preferred securities	8,764	508	5.80%	6,173	447	7.24%	5,155	368	7.14%
FHLB advances	20,620	834	4.22%	7,945	340	4.22%	4,000	126	4.22%
Other borrowings	13,034	280	1.77%	1,748	70	1.77%	374	14	1.77%
Total interest bearing liabilities	381,888	15,970	4.18%	285,015	13,807	4.84%	203,037	8,786	4.33%
Noninterest bearing deposits	27,657			22,686			19,976
Other liabilities	1,992			2,251			1,270
Total liabilities	411,537			309,952			224,283
Equity capital	31,067			27,798			22,279
Total liabilities and capital	$ 442,604			$ 337,750			$ 246,562

Net interest income before
provision for loan losses		$ 13,102			$ 11,858			$ 10,233
Interest spread - average yield
on interest earning assets,
less average rate on
interest bearing liabilities			3.08%			3.38%			4.00%
Annualized net interest margin
(net interest income
expressed as a percentage
of average earning assets)			3.27%			3.80%			4.48%

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

Rate/Volume Analysis
(In thousands)

	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans	$ 5,297	$ (1,606)	$ 3,691	$ 6,629	$ (212)	$ 6,417
Investment securities	(273)	125	(148)	344	(104)	240
Fed funds sold and other	169	(305)	(136)	40	(51)	(11)
Total interest income	5,193	(1,786)	3,407	7,013	(367)	6,646

Interest expense
Deposits
Interest checking	24	31	55	25	(9)	16
Money market accounts	489	(654)	(165)	(3)	18	15
Savings accounts	57	94	151	(5)	-	(5)
Certificates of deposit	2,423	(1,066)	1,357	3,725	920	4,645
Total deposits	2,993	(1,595)	1,398	3,742	928	4,671
Borrowings
Long-term debt	18	43	61	13	66	79
FHLB Advances	512	(18)	494	157	57	214
Other borrowings	210	-	210	56	-	56
Total interest expense	3,733	(1,570)	2,163	3,968	1,051	5,020

Net interest income	$ 1,460	$ (216)	$ 1,244	$ 3,045	$ (1,419)	$ 1,626

Note: the combined effect on interest due to changes in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change due to volume and the change due to rate.

Provision for loan losses

The provision for loan losses for 2008, 2007 and 2006 was $2,006,000, $1,187,000, and $796,000, respectively. The increases of 69% in 2008 and 49% in 2007 are a result of a continued increase in loans outstanding as well as an increase in loan charge-offs in 2008 of $2,243,000. Gross loans increased by $143,142,000 in 2008 (primarily as a result of the merger with River City Bank), and $86,386,000 in 2007. The volume of our charge-offs in 2008 is higher than for all previous years the Company has been in existence and reflects the significant downturn in the economy in 2008. If the economy continues to be depressed we could continue to see loan charge-offs at higher levels than we have experienced in 2008, which would have a detrimental effect on future profitability. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, and gains and losses on sale of mortgage loans and securities held for sale. Over the last three years the most significant noninterest income item has been gain on loan sales generated by Village Bank Mortgage, representing 61% in 2006 and 57% in both 2007 and 2008 of total noninterest income. Noninterest income amounted to $2,483,000 in 2006, $2,667,000 in 2007 and $4,185,000 in 2008. The increase in noninterest income in 2008 of $1,518,000 is primarily attributable to increased service charges and fees on transactional deposit accounts of $412,000 and an increase in gain on sale of loans of $868,000. Transactional deposits grew by $26,112,000, or 47%, in 2008 as a result of the maturing of our branch network coupled with the addition of the deposits of River City Bank, resulting in the increase in service charges and fees. The gain on sale of loans resulted from an increase in loan production by our mortgage company, from $67 million in loan closings in 2007 to $100 million in 2008. Despite the depressed economic conditions in 2008, the mortgage company was able to increase loan production due to the addition of new loan officers. Management expects the mortgage company to further increase loan production in 2009 due to declining mortgage loan interest rates that will allow more borrowers to qualify for loans and provide refinance opportunities for existing home owners.

Noninterest expense

Noninterest expense includes all expenses of the Company with the exception of interest expense on deposits and borrowings, provision for loan losses and income taxes. Some of the primary components of noninterest expense are salaries and benefits, and occupancy and equipment costs. Noninterest expense increased from $9,817,000 in 2006, to $11,821,000 in 2007 and to $14,572,000 in 2008. These increases in noninterest expense resulted from the addition of new branches and the growth in the Company overall as well as the merger with River City Bank in 2008. The primary increase in noninterest expense over the last three years has come in salaries and benefits, which increased from $5,728,000 in 2006 to $6,843,000 in 2007, and to $7,976,000 in 2008. Other growth related increases in 2008 were increases in occupancy of $364,000, data processing of $244,000 and equipment of $93,000. Also contributing to the increase in 2008 were increases in the FDIC insurance premium of $225,000, audit and accounting of $194,000 and loan underwriting of $271,000

Income taxes

Tax expense amounted to $241,000, $516,000 and $703,000 in 2008, 2007 and 2006, respectively. The $275,000 decline in income tax expense in 2008 and $187,000 decline in 2007 were attributable to the lower taxable income in both years.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Bank recorded a franchise tax expense of $180,000, $210,000 and $122,000 for 2008, 2007 and 2006, respectively.

Loans

The following tables present the composition of our loan portfolio at the dates indicated and maturities of selected loans at December 31, 2008.

Loan Portfolio, Net
(In thousands)

	December 31,
	2008	2007	2006	2005	2004

Commercial	$ 52,438	$ 23,152	$ 17,889	$ 14,121	$ 40,491
Real estate - residential	84,612	51,281	36,408	30,043	15,395
Real estate - commercial	220,400	140,176	100,039	66,274	45,121
Real estate - construction	103,161	106,556	80,324	56,146	30,870
Consumer	10,307	6,611	6,730	6,161	4,130

Total loans	470,918	327,776	241,390	172,745	136,007
Less: unearned income, net	(196)	(433)	(339)	(367)	(331)
Less: Allowance for loan losses	(6,059)	(3,469)	(2,553)	(1,931)	(1,514)

Total loans, net	$ 464,663	$323,874	$238,498	$170,447	$134,162

Maturities of Selected Loans
December 31, 2008
(In thousands)

		Fixed Rate			Variable Rate
	Within	1 to 5	After		1 to 5	After		Total
	1 Year	Years	5 Years	Total	Years	5 Years	Total	Maturities

Commercial	$31,475	$13,429	$7,493	$20,922	$ 41	$ -	$ 41	$ 52,438
Real estate
Commercial	49,332	59,017	80,327	139,344	30,976	748	31,724	220,400
Construction	81,362	17,740	3,660	21,400	399	-	399	103,161
Residential	42,429	7,788	33,816	41,604	579	-	579	84,612

Allowance for loan losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principals of accounting: (i)Statement of Financial Accounting Standards (“SFAS”) No. 5 Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. An allowance for loan losses is established through a provision for loan losses based upon industry standards, known risk characteristics, management’s evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation considers among other factors, the estimated market value of the underlying collateral, and current economic conditions.

The level of the allowance for loan losses is determined by an ongoing detailed analysis of risk and loss potential within the portfolio as a whole. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by an independent firm and bank regulators.

The overall allowance for loan losses is equivalent to approximately 1.29% of total loans net of deferred fees. The schedule below, Allocation of the Allowance for Loan Losses, reflects the pro rata allocation by the different loan types. The methodology as to how the allowance was derived is a combination of specific allocations and percentage allocations of the unallocated portion of the allowance for loan losses, as discussed below. The Company has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Company to allocate the composition of the allowance for loan losses by types of loans.

The methodology as to how the allowance was derived is detailed below. Unallocated amounts included in the allowance for loan losses have been applied to the loan classifications on a percentage basis.

Adequacy of the reserve is assessed, and appropriate expense and charge-offs are taken, no less frequently than at the close of each fiscal quarter end. The methodology by which we systematically determine the amount of our reserve is set forth by the board of directors in our Loan Policy. Under this Policy, management is charged with ensuring that each loan is individually evaluated and the portfolio characteristics are evaluated to arrive at an appropriate aggregate reserve. The results of the analysis are documented, reviewed and approved by the board of directors no less than quarterly. The following elements are considered in this analysis: individual loan risk ratings, lending staff changes, loan review and board oversight, loan policies and procedures, portfolio trends with respect to volume, delinquency, composition/concentrations of credit, risk rating migration, levels of classified credit, off-balance sheet credit exposure, any other factors considered relevant from time to time (the “general reserve”); loss estimates on specific problem credits (the “specific reserve”), and, finally, an “unallocated reserve” to cover any unforeseen factors as a result of current economic conditions. Each of the reserve components, general, specific and unallocated are discussed in further detail below.

With respect to the general reserve, all loans are graded or “Risk Rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience; our collective management experience in administering similar loan portfolios in the market; and peer data contained in statistical releases issued by the FDIC. Management’s collective experience at this company and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic conditions generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations.

When deterioration develops in an individual credit, the loan is placed on a “Watch List” and the loan is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of non-performance of a particular loan, a portion of the reserve may be specifically allocated to that individual loan. The aggregation of this loan by loan loss analysis comprises the specific reserve.

The unallocated reserve is maintained to absorb risk factors outside of the general and specific reserves. To arrive at the unallocated reserve, the loan portfolio is “shocked” or downgraded by a certain percentage based on management’s subjective assessment of the state of the economy.

The allowance for loan losses was $6,059,000, $3,469,000 and $2,553,000 at December 31, 2008, 2007 and 2006, respectively. The ratio of the allowance for loan losses to gross loans was 1.29% at December 31, 2008, and 1.06% at December 31, 2007 and December 31, 2006. The increase in the allowance for loan losses in 2008 is attributable to the increase in loans outstanding, primarily as a result of the merger with River City Bank, and a deterioration of asset quality. We believe the amount of the allowance for loan losses at December 31, 2008 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Year Ended December 31,
	2008	2007	2006	2005	2004

Beginning balance	$ 3,469	$ 2,553	$ 1,931	$ 1,514	$ 1,138
Provision for loan losses	2,006	1,187	796	461	533
Charge-offs
Commercial	(1,155)	(31)	(183)	-	(89)
Construction	(990)	(66)	-	-	-
Consumer	(96)	(54)	(72)	(46)	(48)
Mortgage	(2)	(120)	-	-	(21)
	(2,243)	(271)	(255)	(46)	(158)
Recoveries
Commercial	9	-	74	-	-
	395	-	-	-	-
Consumer	19	-	7	2	1
	423	-	81	2	1
Net charge-offs	(1,820)	(271)	(174)	(44)	(157)
Acquisition of River City Bank	2,404	-	-	-	-

Ending balance	$ 6,059	$ 3,469	$ 2,553	$ 1,931	$ 1,514

Loans outstanding at end of year (1)	$ 470,722	$ 27,343	$ 241,051	$ 172,378	$ 135,676
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of year	1.29%	1.06%	1.06%	1.12%	1.12%

Average loans outstanding for the year (1)	$ 374,221	$ 284,423	$ 205,978	$ 150,432	$ 111,829
Ratio of net charge-offs to average loans
outstanding for the year	0.60%	0.10%	0.12%	0.03%	0.14%

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

Allocation of the Allowance for Loan Losses
(In thousands)

	December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005		December 31, 2004
	Total	%	Total	%	Total	%	Total	%	Total	%

Commercial	$1,664	27.5%	$ 479	13.8%	$ 377	14.8%	$ 568	29.5%	$ 653	43.2%
Real estate
Residential	1,142	18.8%	712	20.5%	512	20.1%	358	18.5%	97	6.4%
Commercial	2,166	35.7%	1,204	34.7%	884	34.5%	444	23.0%	474	31.3%
Construction	965	15.9%	989	28.5%	694	27.2%	485	25.1%	205	13.5%
Consumer	122	2.0%	85	2.5%	86	3.4%	76	3.9%	85	5.6%

Total	$6,059	100.0%	$3,469	100.0%	$2,553	100.0%	$1,931	100.0%	$1,514	100.0%

Asset quality

The following table summarizes asset quality information at the dates indicated:

Asset Quality
(In thousands)

	December 31,
	2008	2007	2006	2005	2004

Nonaccrual loans	$ 8,528	$ 2,585	$ 2,801	$ 1,834	$ 473
Restructured loans	-	-	-	-	-
Foreclosed properties	2,932	270	-	-	-

Total nonperforming assets	$ 11,460	$ 2,855	$ 2,801	$ 1,834	$ 473
Loans past due 90 days and still accruing
(not included in nonaccrual loans above)	$ 6,197	$ 1,219	$ 6,520	$ 4,932	$ 1,134

Nonperforming assets to loans at end of year (1)	2.43%	0.87%	1.16%	1.06%	0.35%

Nonperforming assets to total assets	2.00%	0.73%	0.96%	0.85%	0.30%

Allowance for loan losses to nonaccrual loans	71.0%	134.2%	91.1%	105.3%	320.1%

(1) Loans are net of unearned income.

Interest is accrued on outstanding loan principal balances, unless the Company considers collection to be doubtful. Commercial and unsecured consumer loans are designated as non-accrual when the Company considers collection doubtful. Mortgage loans and most other types of consumer loans past due 90 days or more may remain on accrual status if management determines that concern over our ability to collect principal and interest is not significant. When loans are placed in non-accrual status, previously accrued and unpaid interest is reversed against interest income in the current period and interest is subsequently recognized only to the extent cash is received. Interest accruals are resumed on such loans only when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

At December 31, 2008, the Company had three loans totaling $1,369,000 which were considered impaired and have specific allowances for loan losses totaling $235,000. The gross interest income that would have been earned in 2008 if the loans classified as nonaccrual had been current in accordance with the original terms was $95,000. Forty three loans totaling $6,197,000 at December 31, 2008 were past due 90 days or more and interest was still being accrued as such amounts were considered collectible. The increase in nonaccrual loans is due to the economic condition. Given that the nonaccrual loans are considered higher risk loans the allowance calculated on these loans is higher. The increase in nonaccrual loans has contributed to the higher overall allowance for loan loss at December 31, 2008.

Investment portfolio

At December 31, 2008 and 2007, all of our securities were classified as available-for-sale. The following table presents the composition of our investment portfolio at the dates indicated

Investment Securities Available-for-Sale
(Dollars in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
December 31, 2008
US Government Agencies
Within one year	$ 360	$ 360	$ (4)	$ 356	4.50%
Five to ten years	5,077	5,027	54	5,081	5.31%
More than ten years	11,500	11,479	130	11,609	5.91%
Total	16,937	16,866	180	17,046	5.70%

Mortgage-backed securities
One to five years	874	875	9	884	4.47%
Five to ten years	704	704	13	717	4.87%
More than ten years	3,868	3,913	(45)	3,868	5.53%
	5,446	5,492	(23)	5,469	5.27%

Other investments
More than five years	2,000	1,970	(184)	1,786	5.65%

Total investment securities	$ 24,383	$ 24,328	$ (27)	$ 24,301	5.60%

December 31, 2007
US Government Agencies
Within one year	$ 1,600	$ 1,579	$ (3)	$ 1,576	4.22%
One to five years	360	360	(3)	357	4.65%
Five to ten years	9,200	9,140	74	9,214	5.66%
More than ten years	590	590	1	591	5.56%
Total	11,750	11,669	69	11,738	5.35%

Mortgage-backed securities
More than ten years	40	40	1	41	3.61%

Other investments
Five to ten years	2,000	1,968	(36)	1,932	5.65%

Total investment securities	$ 13,790	$ 13,677	$ 34	$ 13,711	5.39%

Deposits

The following table gives the composition of our deposits at the dates indicated.

Deposits
(In thousands)

	December 31, 2008		December 31, 2007		December 31, 2006
	Amount	%	Amount	%	Amount	%

Demand accounts	$ 34,483	7.4%	$ 23,223	6.8%	$ 22,381	8.8%
Interest checking accounts	17,427	3.7%	10,518	3.1%	9,415	3.7%
Money market accounts	30,003	6.4%	22,060	6.5%	17,942	7.1%
Savings accounts	5,388	1.2%	3,373	1.0%	4,107	1.6%
Time deposits of $100,000 and over	148,173	31.8%	101,987	30.1%	66,423	26.2%
Other time deposits	230,758	49.5%	178,136	52.5%	133,042	52.5%

Total	$ 466,232	100.0%	$ 339,297	100.0%	$ 253,310	100.0%

Total deposits increased by 37%, 34% and 36% in 2008, 2007 and 2006, respectively.

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

The following table is a schedule of average balances and average rates paid for each deposit category for the periods presented:

Average Deposits and Rates Paid
(In thousands)

	Year Ended December 31,
	2008		2007		2006
Account Type	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand accounts	$ 27,657	-	$ 22,686	-	$ 19,976	-
Interest-bearing deposits
Interest checking accounts	12,735	1.25%	10,454	0.99%	7,744	1.14%
Money market accounts	28,215	1.99%	21,618	3.36%	21,722	3.28%
Savings accounts	6,891	2.81%	3,669	1.16%	4,124	1.14%
Time deposits of $100,000 and over	100,840	4.90%	81,828	5.23%	51,654	4.75%
Other time deposits	190,789	4.44%	151,580	5.14%	108,265	4.60%
Total interest-bearing deposits	339,470	4.23%	269,149	4.81%	193,509	4.28%

Total average deposits	$ 367,127		$291,835		$213,485

The following table is a schedule of maturities for time deposits of $100,000 or more at December 31, 2008.

Maturities of Time Deposits of $100,000 or More
(In thousands)

Due within three months	$ 37,875
Due after three months through six months	18,851
Due after six months through twelve months	61,313
Over twelve months	30,134

$ 148,173

Borrowings

We utilize borrowings to supplement deposits when they are available at a lower overall cost to us or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $25,000,000 and $12,000,000 at December 31, 2008 and 2007 respectively. The FHLB advances are secured by the pledge of residential mortgage loans and our FHLB stock. Available borrowings at December 31, 2008 were approximately $15 million.

Securities sold under agreements to repurchase, which totaled $9,425,000 as of December 31, 2008, are classified as borrowings in accordance with the provisions of FAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. We did not have any purchased federal funds at December 31, 2008 or 2007.

On September 24, 2008 the Company obtained a note payable from Virginia Community Bank for $2,250,000 bearing interest at 5% payable quarterly and maturing September 24, 2009.

On September 12, 2007, the Company entered into a promissory note payable to Community Bankers’ Bank for $11,000,000 bearing interest at thirty day LIBOR plus 2.375% and maturing September 12, 2009. Interest on any outstanding balance is paid monthly with principal due at maturity. Proceeds advanced under the promissory note were used to finance the construction of the Company’s new principal administrative offices in Chesterfield County which was completed in July 2008. The balances outstanding were $10,021,871 and $2,836,090 at December 31, 2008 and 2007 respectively.

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

Capital resources

Stockholders’ equity at December 31, 2008 was $46,163,000, compared to $26,893,000 at December 31, 2007 and $25,644,000 at December 31, 2006. During the third quarter of 2008, the Company took steps to increase the capital position of both the Company and the Bank in connection with the planned merger with River City Bank. Such actions were taken, in part, to allow the FDIC to consider the merger application on an expedited/delegated basis. In that regard, the Company issued 59,885 shares of common stock and received proceeds of $500,000 as a result of the exercise of previously issued options to its directors, all of which was contributed to the Bank as capital. In addition, the Company obtained a loan for $2,250,000 from Virginia Community Bank of which it contributed $2,000,000 to the Bank as capital. And lastly, the Company issued 106,250 shares of common stock to the Company’s largest shareholder for proceeds of $850,000, all of which was contributed to the Bank as capital. The merger with River City Bank resulted in an additional $5,764,000 in common stock and $10,505,000 of surplus. All of the above transactions contributed to the $19,270,000 increase in equity during 2008. The $1,249,000 increase in equity during 2007 was due primarily to net income of $1,001,000 for 2007 and $192,000 increase in the market value of investments. The proceeds from the issuance of stock was attributable to the exercise of stock warrants and related issuance of common stock discussed in Note 15 of the Notes to Consolidated Financial Statements and, to a much lesser extent, the exercise of stock options.

During the first quarter of 2005, the Company issued $5.2 million in Trust Preferred Capital Notes to increase its regulatory capital and to help fund its expected growth in 2005. During the third quarter of 2007, the Company issued $3.6 million in Trust Preferred Capital Notes to partially fund the construction of an 80,000 square foot headquarters building scheduled for completion in January 2008. The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. See Note 15 of the Notes to Consolidated Financial Statements for a more detailed discussion of the Trust Preferred Capital Notes.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands)

	As of December 31,
	2008	2007	2006

Tier 1 capital
Common stock	$ 16,917	$ 10,304	$ 10,248
Additional paid-in capital	25,737	13,726	13,589
Retained earnings	3,454	2,986	1,985
Qualifying trust preferred securities	8,500	8,500	5,000
Total equity	54,608	35,516	30,822
Less: goodwill	(7,422)	(689)	(689)
Total Tier 1 capital	47,186	34,827	30,133

Tier 2 capital
Allowance for loan losses	6,059	3,469	2,553
Total Tier 2 capital	6,059	3,469	2,553

Total risk-based capital	53,245	38,296	32,686

Risk-weighted assets	$ 500,689	$ 378,020	$ 275,323

Capital ratios
Tier 1 capital to risk-weighted assets	9.4%	9.2%	10.9%
Total capital to risk-weighted assets	10.6%	10.1%	11.9%
Leverage ratio (Tier 1 capital to
average assets)	8.4%	9.1%	14.1%
Equity to total assets	8.1%	6.8%	8.0%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank meets the criteria to be categorized as a “well capitalized” institution as of December 31, 2008 and was “adequately capitalized” at December 31, 2007. When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29. In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At December 31, 2008, cash, cash equivalents and investment securities available-for-sale totaled $50,902,000, or 8.8% of total assets.

At December 31, 2008, we had commitments to originate $88,892,000 of loans. Fixed commitments to incur capital expenditures were less than $25,000 at December 31, 2008. Certificates of deposit scheduled to mature in the 12-month period ending December 31, 2008 total $301,200,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at December 31, 2008. The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Village Bank and Trust Financial Corp.
Interest Rate Sensitivity GAP Analysis
December 31, 2008
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 25,281	$ 16,754	$ 24,174	$ 24,795	$144,250	$235,254
Variable rate	169,853	5,846	6,801	10,518	42,646	235,664
Investment securities	356	-	-	753	23,192	24,301
Loans held for sale	4,326	-	-	-	-	4,326
Federal funds sold	13,494	-	-	-	-	13,494

Total rate sensitive assets	213,310	22,600	30,975	36,066	210,088	513,039
Cumulative rate sensitive assets	213,310	235,910	266,885	302,951	513,039

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	17,427	-	17,427
Money market accounts	30,003	-	-	-	-	30,003
Savings (2)	-	-	-	5,388	-	5,388
Certificates of deposit	87,939	56,419	159,055	62,184	13,334	378,931
FHLB advances	-	-	-	25,000	-	25,000
Trust Preferred Securities	-	-	-	-	8,764	8,764
Federal funds purchased	-	-	-	-	-	-
Other borrowings	23,963	-	-	-	-	23,963

Total rate sensitive liabilities	141,905	56,419	159,055	109,999	22,098	489,476
Cumulative rate sensitive liabilities	141,905	198,324	357,379	467,378	489,476

Rate sensitivity gap for period	$ 71,405	$(33,819)	$(128,080)	$ (73,933)	$187,990	$ 23,563
Cumulative rate sensitivity gap	$ 71,405	$ 37,586	$ (90,494)	$ (164,427)	$ 23,563

Ratio of cumulative gap to total assets	12.5%	6.6%	(15.8)%	(28.7)%	4.1%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	150.3%	119.0%	74.7%	64.8%	104.8%
Ratio of cumulative gap to cumulative
rate sensitive assets	33.5%	15.9%	(33.9)%	(54.3)%	4.6%

(1) Includes nonaccrual loans of approximately $8,528,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At December 31, 2008, our liabilities that reprice within one year exceeded assets that reprice within one year by $90,494,000 and therefore we were in a liability-sensitive position. A negative gap can adversely affect earnings in periods of increasing interest rates. This negative position is due primarily to the short maturity of certificates of deposit.

Critical accounting policies

The financial condition and results of operations presented in the financial statements, accompanying notes to the financial statements and management’s discussion and analysis are, to a large degree, dependent upon the Company’s accounting policies. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assts and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement became effective for the Company on January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. The Company does not expect the adoption of this statement to have a material effect on our results of operations or financial position as of December 31, 2008, however, it will impact the accounting for acquisitions subsequent to the effective date.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related footnotes of the Company are presented below.

Report of Independent Registered Public Accounting Firm

Board of Directors

Village Bank and Trust Financial Corp.

Midlothian, Virginia

We have audited the accompanying consolidated balance sheets of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Richmond, Virginia

March 27, 2009

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets
Cash and due from banks	$ 13,107,245	$ 5,752,332
Federal funds sold	13,493,584	16,362,672
Investment securities available for sale	24,300,962	13,711,399
Loans held for sale	4,325,746	3,489,886
Loans
Outstanding	470,918,182	327,775,829
Allowance for loan losses	(6,059,272)	(3,469,273)
Deferred fees	(195,896)	(432,816)
	464,663,014	323,873,740
Premises and equipment, net	28,173,518	19,162,054
Accrued interest receivable	3,499,793	2,752,755
Goodwill	7,422,141	689,108
Real estate owned	2,932,100	270,000
Bank owned life insurance	5,099,022	3,990,511
Other assets	5,390,868	3,209,542

	$ 572,407,993	$ 393,263,999

Liabilities and Stockholders' Equity
Liabilities
Deposits	466,232,043	339,297,258
Trust preferred securities	8,764,000	8,764,000
Federal home loan bank advances	25,000,000	12,000,000
Other borrowings	23,962,898	3,972,569
Accrued interest payable	1,014,534	587,980
Other liabilities	1,271,944	1,748,893
Total liabilities	526,245,419	366,370,700

Commitments and contingencies

Stockholders' equity
Preferred stock, $1 par value - 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $4 par value - 10,000,000 shares authorized;	16,917,488	10,303,940
4,229,372 shares issued and outstanding at December 31, 2008
2,575,985 shares issued and outstanding at December 31, 2007
Additional paid-in capital	25,737,048	13,726,269
Accumulated other comprehensive income (loss)	54,250	(122,607)
Retained earnings	3,453,788	2,985,697
Total stockholders' equity	46,162,574	26,893,299

	$ 572,407,993	$ 393,263,999

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
Year Ended December 31,

	2008	2007	2006
Interest income
Loans	$ 28,140,129	$ 24,379,103	$ 17,961,729
Investment securities	698,790	847,364	450,044
Federal funds sold	233,227	438,768	607,338
Total interest income	29,072,146	25,665,235	19,019,111

Interest expense
Deposits	14,348,287	12,949,807	8,278,308
Borrowed funds	1,621,496	856,908	508,292
Total interest expense	15,969,783	13,806,715	8,786,600

Net interest income	13,102,363	11,858,520	10,232,511
Provision for loan losses	2,005,633	1,187,482	796,006
Net interest income after provision
for loan losses	11,096,730	10,671,038	9,436,505

Noninterest income
Service charges and fees	1,160,500	748,695	582,860
Gain on sale of loans	2,381,023	1,513,318	1,519,442
Gain on sale of fixed assets	57,827	-	-
Rental income	4,183	-	-
Other operating income	581,194	404,943	380,491
Total noninterest income	4,184,727	2,666,956	2,482,793

Noninterest expense
Salaries and benefits	7,976,472	6,842,990	5,727,791
Occupancy	1,264,757	900,913	681,477
Equipment	751,698	659,014	516,358
Supplies	464,900	353,573	322,542
Professional and outside services	1,544,895	1,173,135	1,029,046
Advertising and marketing	315,985	439,749	384,304
Other operating expense	2,253,564	1,451,858	1,155,572
Total noninterest expense	14,572,271	11,821,232	9,817,090

Income before income taxes	709,186	1,516,762	2,102,208
Income tax expense	241,097	515,699	702,990

Net income	$ 468,089	$ 1,001,063	$ 1,399,218

Earnings per share, basic	$ 0.16	$ 0.39	$ 0.62
Earnings per share, diluted	$ 0.16	$ 0.37	$ 0.59

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
and Comprehensive Income
Year Ended December 31, 2008, 2007 and 2006
					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Total

Balance, December 31, 2005	1,854,618	$ 7,418,472	$ 9,191,567	$ 585,416	$ (43,562)	$ 17,151,893
Issuance of common stock	707,470	2,829,880	4,374,314	-	-	7,204,194
Stock based compensation	-	-	23,007	-	-	23,007
Minimum pension adjustment
(net of income taxes of
$75,112)	-	-	-	-	(145,806)	(145,806)
Net income	-	-	-	1,399,218	-	1,399,218
Change in unrealized gain
(loss) on securities
available for sale (net of
income taxes of $4,743)	-	-	-	-	11,609	11,609
Total comprehensive income	-	-	-	-	-	1,410,827

Balance, December 31, 2006	2,562,088	10,248,352	13,588,888	1,984,634	(177,759)	25,644,115
Issuance of common stock	13,897	55,588	77,646	-	-	133,234
Stock based compensation	-	-	59,735	-	-	59,735
Minimum pension adjustment
(net of income taxes of $4,419)					8,579	8,579
Net income	-	-	-	1,001,063	-	1,001,063
Change in unrealized gain
(loss) on securities
available for sale (net of
income taxes of $23,992)	-	-	-	-	46,573	46,573
Total comprehensive income	-	-	-	-	-	1,047,636

Balance, December 31, 2007	2,575,985	10,303,940	13,726,269	2,985,697	(122,607)	26,893,299
Issuance of common stock	212,413	849,652	950,712	-	-	1,800,364
Stock issued in acquisition of				-	-	-
River City Bank	1,440,974	5,763,896	10,504,700			16,268,596
Stock based compensation	-	-	555,367	-	-	555,367
Minimum pension adjustment
(net of income taxes of $2,917)	-	-	-	-	8,580	8,580
Net income	-	-	-	468,091		468,091
Change in unrealized gain
(loss) on securities
(net of income taxes of $57,214)	-	-	-	-	168,277	168,277
Total comprehensive income						636,368

Balance, December 31, 2008	4,229,372	$16,917,488	$ 25,737,048	$ 3,453,788	$ 54,250	$ 46,162,574
See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash Flows from Operating Activities
Net income	$ 468,089	$ 1,001,063	$ 1,399,218
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	798,965	673,110	477,517
Deferred income taxes	(291,679)	(236,072)	(300,568)
Provision for loan losses	2,005,633	1,187,482	796,006
Gain on securities	(23,194)	-	-
Gain on loans sold	(2,381,023)	(1,513,318)	(1,519,442)
Gain on sale of premises and equipment	(57,827)
Stock compensation expense	555,367	59,735	23,007
Proceeds from sale of mortgage loans	101,624,820	68,667,081	64,268,836
Origination of mortgage loans for sale	(100,079,657)	(67,494,471)	(63,038,132)
Amortization of premiums and accretion of discounts
on securities, net	(31,098)	37,759	(39,324)
Increase in interest receivable	(43,355)	(451,491)	(1,364,675)
Increase in other assets	(5,715,821)	(2,134,332)	(741,916)
Increase (decrease) in interest payable	(178,382)	157,994	208,662
Increase(decrease) in other liabilities	262,945	(501,892)	767,395
Net cash provided by (used in) operating activities	(3,086,217)	(547,352)	936,584

Cash Flows from Investing Activities
Purchases of available for sale securities	282,960	(23,532,491)	(25,378,393)
Maturities and calls of available for sale securities	16,336,043	22,641,205	15,630,798
Net increase in loans	(29,547,499)	(86,562,804)	(68,847,151)
Purchases of premises and equipment	(8,954,314)	(8,080,207)	(4,950,612)
Proceeds from sale of premises and equipment	1,144,595	-	-
Acquisition net of cash required	(57,175)	-	-
Net cash used in investing activities	(20,795,390)	(95,534,297)	(83,545,358)

Cash Flows from Financing Activities
Issuance of common stock	1,800,364	133,234	7,204,194
Net increase (decrease) in deposits	(3,277,260)	85,987,377	66,557,074
Federal Home Loan Bank borrowings	13,000,000	8,000,000	-
Proceeds from issuance of trust preferred securities	-	3,609,000	-
Net increase in other borrowings	16,844,328	3,268,539	217,455
Net cash provided by financing activities	28,367,432	100,998,150	73,978,723

Net increase (decrease) in cash and cash equivalents	4,485,825	4,916,501	(8,630,051)
Cash and cash equivalents, beginning of period	22,115,004	17,198,503	25,828,554

Cash and cash equivalents, end of period	$ 26,600,829	$ 22,115,004	$ 17,198,503
See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

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

On October 14, 2008, the Company completed its merger with River City Bank pursuant to an Agreement and Plan of Reorganization and Merger, dated as of March 9, 2008, by and among the Company, the Bank and River City Bank. The merger had previously been approved by both companies’ shareholders at their respective annual meetings on September 30, 2008 as well as the banking regulators.

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

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions which may affect a borrower’s ability to repay, overall portfolio quality, and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of general, specific and unallocated components. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The specific component relates to loans that we have concluded, based on the value of collateral, guarantees and any other pertinent factors, have known losses. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the

Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is evaluated at least annually for impairment by comparing its fair value with its recorded amount and is written down when appropriate. Projected net operating cash flows are compared to the carrying amount of the goodwill recorded and if the estimated net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value. No impairment was recognized on goodwill during the period ended December 31, 2008.

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

Consolidated statements of cash flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks (including cash items in process of collection), interest-bearing deposits with banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash flows from loans originated by the Bank and deposits are reported net. The Company paid interest of $15,543,000, $13,649,000 and $8,578,000 in 2008, 2007, and 2006, respectively. The Company paid income taxes of $260,000, $800,400 and $986,000 in 2008, 2007 and 2006, respectively. Non-cash investing activities included loans converted to real estate owned of $2,662,000 in 2008 and $270,000 in 2007.

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

Earnings per common share

Basic earnings per common share is computed by dividing the net earnings by the weighted-average number of common shares outstanding during the period, which totaled 3,013,175, 2,569,529 and 2,269,092 during 2008, 2007 and 2006, respectively. Diluted earnings per share reflects the potential dilution of securities that could share in the net earnings of the Company. Outstanding options and warrants to purchase Common Stock (see Notes 13 and 14) were considered in the computation of diluted earnings per share for the years presented. For the years ended December 31, 2008, 2007 and 2006, the weighted average number of common shares on a fully diluted basis totaled 3,013,622, 2,695,010 and 2,368,686, respectively.

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

The Company has a stock incentive plan which authorizes the issuance of up to 455,000 shares of common stock (increased from 255,000 shares by amendment to the Incentive Plan approved by the Company’s shareholders at its 2006 annual meeting on May 23, 2006) to assist the Company in recruiting and retaining key personnel. See Note 14 for more information on the stock incentive plan.

Fair values of financial instruments

The fair value information for financial instruments, which is provided below, is based on the requirements of Financial Accounting Standard Board Statement of Financial Accounting Standards

No. 107, “Disclosures about Fair Value of Financial Instruments,” and does not represent the aggregate net fair value of the Bank. Much of the information used to determine fair value is subjective and judgmental in nature; therefore, fair value estimates, especially for less marketable securities, may vary. The amounts actually realized or paid upon settlement or maturity could be significantly different. The Bank uses the following methods and assumptions in estimating fair values of financial instruments (See Note 17):

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

Off-balance-sheet instruments – The fair value of off-balance-sheet lending commitments is equal to the amount of commitments outstanding at December 31, 2008 of $88,892,000. This is based on the fact that the Bank generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

New accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. SFAS 157 became effective for the Company on January 1, 2008. See Note 17 of the accompanying notes to the consolidated financial statements for additional information.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement became effective for the Company on January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company does not expect the adoption of this statement to have a material effect on our results of operations or financial position as of December 31, 2008, however, it will impact the accounting for acquisitions subsequent to the effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting non-

controlling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position or results of operations.

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

Note 2.	Business Combination

On September 30, 2008 the Company acquired River City Bank for approximately $20,720,000. The total consideration included approximately $16,269,000 of common stock, representing approximately 1,441,000 shares, and cash of $3,962,244 paid to stockholders of River City Bank. The transaction requires no future contingent consideration payments. The merger of the Company and River City Bank resulted in a combined company with approximately $572 million in assets and increases the Company’s market presence in Henrico County and establishes a presence in Hanover County continuing our goal of expanding our franchise into other counties in the Richmond metropolitan area.

Goodwill of $6.7 million has been recorded in this transaction which will not be amortizable and is not deductible for tax purposes. The Company also recorded $809,318 in core deposits intangibles which will be amortized over eight years using the straight line method.

This acquisition of River City Bank constituted a business combination under SFAS No. 141 “Business Combinations,” and was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the respective assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The excess of purchase price over the fair value of net assets was recorded as goodwill. The purchase price allocation as of December 31, 2008, is subject to revision in future periods, including adjustments that may be necessary upon the filing of the final tax returns for River City Bank.

The following is the calculation of the purchase price for the River City Bank acquisition.

Purchase price
Value of common stock issued by VBFC	$ 16,268,596
Cash consideration	3,962,244
Fair value of outstanding stock options	489,481
Transactions costs	806,949
21,527,271

The following are the assets acquired and liabilities assumed from River City Bank at September 30, 2008 including the fair value adjustments.

		Fair Market
	River City	Value	As
	Bank	Adjustments	Adjusted
Assets aquired:
Cash and due from banks	$ 2,524,045	$ -	$ 2,524,045
Federal funds sold	326,079	-	326,079
Interest-bearing deposits in banks	1,591,000	-	1,591,000
Investment securities available for sale	22,530,219	(417,152)	22,113,067
Loans	118,893,418	715,409	119,608,827
Premises and equipment, net	1,942,885	-	1,942,885
Accrued interest receivable	703,683	-	703,683
Goodwill	-	6,733,033	6,733,033
Core deposit intangible	-	809,318	809,318
Other assets	874,998	423,491	1,298,489

	$ 149,386,327	$ 8,264,099	$ 157,650,426

Liabilities assumed:
Deposits	$ 131,219,679	$ 1,007,634	$ 132,227,313
Federal funds purchased	3,146,000	-	3,146,000
Accrued interest payable	604,936	-	604,936
Other liabilities	144,906	-	144,906
Total liabilities	135,115,521	1,007,634	136,123,155

Assets acquired less liabilities assumed	$ 14,270,806	$ 7,256,465	$ 21,527,271

The fair value of certain assts and certain liabilities acquired were based on quoted market prices from reliable market sources. When quoted market prices were not available, the estimated fair values were based upon the best information available, including obtained prices for similar assets and liabilities, and the results using other valuation technologies. The prominent other valuation techniques used were the present value technique and appraisal/third party valuations.

The following are the unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2008 and 2007 as though River City Bank had been acquired on January 1, 2007:

	2008	2007

Total interest income	$ 35,673,912	$ 33,493,266
Total interest expense	19,758,823	17,984,800
Net interest income	15,915,089	15,508,466

Provision for loan losses	3,430,633	1,752,482
Net interest income after provision for loan losses	12,484,456	13,755,984

Total noninterest income	4,569,844	3,029,936
Total noninterest expense	17,445,828	15,707,388

Income (loss) before income taxes	(391,528)	1,078,532

Income tax expense (1)	(133,120)	366,701

Net income (loss)	$ (258,408)	$ 711,831

Basic earnings per share	$ 0.11	$ 0.27
Diluted earnings per share	$ 0.11	$ 0.27

(1) Tax effects are reflected at an assumed rate of 34%

Note 3.	Investment securities available-for-sale

The amortized cost and estimated fair value of investment securities available-for-sale as of December 31, 2008 and 2007 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2008
U.S. Government agencies	$16,865,586	$ 184,251	$ (4,347)	$17,045,490
Mortgage-backed securities	5,491,571	15,914	(37,981)	5,469,504
Other investments	1,969,943	-	(183,975)	1,785,968

Total	$24,327,100	$ 200,165	$ (226,303)	$24,300,962

December 31, 2007
U.S. Government agencies	$11,668,925	$ 74,819	$ (5,164)	$11,738,580
Mortgage-backed securities	40,409	518	-	40,927
Other investments	1,967,589	-	(35,697)	1,931,892

Total	$13,676,923	$ 75,337	$ (40,861)	$13,711,399

Investment securities with book values of approximately $12,000,000 and $2,000,000 at December

31, 2008 and 2007, respectively, were pledged to secure municipal deposits.

Investment securities available for sale that have an unrealized loss position at December 31, 2008 and December 31, 2007 are detailed below:

	Securities in a loss		Securities in a loss
	Position for less than		Position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair Value	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	(Loss)	Losses	Value	Losses
(In Thousands)
Investment Securities
available for sale

US Government Agencies	$ 1,350	$ (9)			$ 1,350	$ (9)
Mortgage-backed securities	3,044	(33)			3,044	(33)
Other investments	1,786	(184)	-	-	1,786	(184)

Total	$ 6,180	$ (226)	$ -	$ -	$ 6,180	$ (226)

	Securities in a loss		Securities in a loss
	Position for less than		Position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair Value	Unrealized	Fair	Unrealized
	Value	Losses	(Loss)	Losses	Value	Losses
December 31, 2007
(In Thousands)
Investment Securities
available for sale

US Government Agencies	$ 1,577	$ (2)	$ 357	$ (3)	$ 1,934	$ (5)
Mortgage-backed securities					-	-
Other investments	1,932	(37)	-	-	1,932	(37)

Total	$ 3,509	$ (39)	$ 357	$ (3)	$ 3,866	$ (42)

Management does not believe that any individual unrealized loss as of December 31, 2008 is other than a temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The

Company has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

The amortized cost and estimated fair value of investment securities available-for-sale as of December 31, 2008, by contractual maturity, are as follows:

	Amortized	Estimated
	Cost	Fair Value

Within one year	$ 1,459,569	$ 1,471,136
One to five years	-	-
More than five years	22,867,531	22,829,826

Total	$ 24,327,100	$ 24,300,962

During 2008 and 2007, investment securities available-for-sale totaling $16,336,000 and $22,641,000 respectively, were called or matured with no net losses.

Note 4.	Loans

Loans classified by type as of December 31, 2008 and 2007 are as follows:

	2008	2007

Commercial	$ 52,438,487	$ 23,151,755
Real estate - residential	84,611,678	51,281,168
Real estate - commercial	220,399,707	140,175,939
Real estate - construction	103,161,425	106,555,724
Consumer	10,306,885	6,611,243

Total loans	470,918,182	327,775,829
Less: unearned income, net	(195,896)	(432,816)
Less: Allowance for loan losses	(6,059,272)	(3,469,273)

	$464,663,014	$323,873,740

Gross gains on the sale of loans totaling approximately $2,381,000, $1,513,000 and $1,519,000 were realized during the years ended December 31, 2008, 2007 and 2006, respectively.

Forty-three loans totaling $6,197,000 at December 31, 2008 were past due 90 days or more yet interest was still being accrued.

The following is a summary of loans directly or indirectly with executive officers or directors of the Company for the years ended December 31, 2008 and 2007:

	2008	2007

Beginning balance	$ 5,434,997	$ 4,252,125
Additions	10,178,165	5,983,654
Reductions	(5,627,676)	(4,800,782)

Ending balance	$ 9,985,486	$ 5,434,997

Executive officers and directors also had unused credit lines totaling $4,411,000 and $4,012,000 at December 31, 2008 and 2007, respectively. All loans and credit lines to executive officers and directors were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

Note 5.	Allowance for loan losses

Activity in the allowance for loan losses in 2008, 2007 and 2006 was as follows:

	2008	2007	2006

Beginning balance	$ 3,469,273	$2,552,608	$ 1,930,999
Provision for loan losses	2,005,633	1,187,482	796,006
River City Bank, acquisition	2,403,551	-	-
Charge-offs	(2,242,761)	(271,016)	(255,616)
Recoveries	423,576	199	81,219

Ending balance	$ 6,059,272	$3,469,273	$ 2,552,608

As of December 31, 2008, 2007 and 2006, the Company had impaired loans of $1,369,000, $959,000 and $1,242,000, respectively, which were on nonaccrual status. These loans had valuation allowances of $235,000, $200,000 and $160,000 as of December 31, 2008, 2007 and 2006, respectively. The Company does not record interest income on impaired loans. Interest income that would have been recorded had impaired loans been performing would have been $95,000, $93,000 and $77,000 for 2008, 2007 and 2006, respectively.

Note 6.	Premises and equipment

The following is a summary of premises and equipment as of December 31, 2008 and 2007:

	2008	2007

Land	$ 6,318,761	$ 5,930,361
Buildings and improvements	20,747,905	7,492,132
Furniture, fixtures and equipment	4,858,610	3,653,850
Total premises and equipment	31,925,276	17,076,343
Less: Accumulated depreciation and amortization	(3,751,758)	(2,890,138)
	28,173,518	14,186,205
Construction in progress	-	4,975,849

Premises and equipment, net	$ 28,173,518	$ 19,162,054

Depreciation and amortization of premises and equipment for 2008, 2007 and 2006 amounted to $799,000, $673,000 and $478,000 respectively. The decrease in construction in progress was due to the completion of the Company’s headquarters building in July 2008.

Note 7.	Investment in Bank Owned Life Insurance

The Bank is owner and designated beneficiary on life insurance policies in the face amount of $15,391,000 covering certain of its directors and executive officers. The earnings from these policies are used to offset expenses related to retirement plans. The cash surrender value of these policies at December 31, 2008 and 2007 was $5,099,000 and $3,991,000, respectively.

Note 8.	Deposits

Deposits as of December 31, 2008 and 2007 were as follows:

	2008	2007

Demand accounts	$ 34,483,360	$ 23,223,246
Interest checking accounts	17,427,061	10,517,393
Money market accounts	30,002,756	22,060,316
Savings accounts	5,387,828	3,372,986
Time deposits of $100,000 and over	148,172,837	101,986,846
Other time deposits	230,758,201	178,136,471

Total	$ 466,232,043	$ 339,297,258

The following are the scheduled maturities of time deposits as of December 31, 2008:

		Greater than
	Less Than	or Equal to
Year Ending December 31,	$100,000	$100,000	Total

2009	$ 182,698,580	$ 118,501,913	$ 301,200,493
2010	21,668,765	12,426,915	34,095,680
2011	17,865,039	12,435,740	30,300,779
2012	5,729,264	3,609,950	9,339,214
2013	2,796,553	1,198,319	3,994,872

	$ 230,758,201	$ 148,172,837	$ 378,931,038

Deposits held at the Company by related parties, which include officers, directors, greater than 5% shareholders and companies in which directors of the Board have a significant ownership interest, approximated $2,437,000 and $2,138,000 at December 31, 2007 and 2006, respectively.

Note 9.	Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

On September 12, 2007, the Company entered into a promissory note payable to Community Bankers’ Bank for $11,000,000 bearing interest at thirty day LIBOR plus 2.375% and maturing September 12, 2009. Interest on any outstanding balance is paid monthly with principal due at maturity. Proceeds advanced under the promissory note were used to finance the construction of the Company’s new principal administrative offices in Chesterfield County which was completed in July 2008. On September 24, 2008 the Company obtained a note payable from Virginia Community Bank for $2,250,000 bearing interest at 5% payable quarterly and maturing September 24, 2009.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $1,818,000 in FHLB stock at December 31, 2008 which is held at cost and included in other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of

U.S. Government agency securities, FHLB stock and qualified single family first mortgage loans. The FHLB advances held at December 31, 2008 mature $5,000,000 on April 19, 2010, $10,000,000 on June 28, 2010, $5,000,000 on April 11, 2011 and $5,000,000 April 9, 2012.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Securities sold under agreements to repurchase, which totaled $9,425,000 as of December 31, 2008, are classified as borrowings in accordance with the provisions of FAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Information related to borrowings is as follows:

	Year Ended December 31,
	2008	2007

Maximum outstanding during the year
FHLB advances	$ 25,000,000	$ 12,000,000
Federal funds purchased	29,405,248	8,803,000
Community Bankers' Bank	6,962,518	2,836,090
Balance outstanding at end of year
FHLB advances	25,000,000	12,000,000
Virginia Community Bank	2,250,000	-
Community Bankers' Bank	10,021,871	2,836,090
Average amount outstanding during the year
FHLB advances	20,620,438	7,945,205
Federal funds purchased	2,329,358	814,674
Community Bankers' Bank	6,962,518	260,774
Average interest rate during the year
FHLB advances	4.04%	4.28%
Federal funds purchased	1.78%	5.46%
Community Bankers' Bank	2.94%	7.54%
Average interest rate at end of year
FHLB advances	3.41%	3.25%
Federal funds purchased	-	-
Community Bankers' Bank	2.82%	7.60%
Virginia Community Bank	5.05%	-

Note 10.	Income taxes

The following summarizes the tax effects of temporary differences which compose net deferred tax assets and liabilities at December 31, 2008, 2007 and 2006:

	2008	2007	2006
Deferred tax assets
Allowance for loan losses	$ 1,771,460	$ 1,099,684	$ 815,466
Unrealized loss on available-for-sale securities	-	-	10,864
Pension expense	66,279	70,695	75,112
Goodwill	-	6,781	3,864

Total deferred tax assets	1,837,739	1,177,160	905,306

Deferred tax liabilities
Depreciation	467,219	235,447	216,605
Unrealized gain on available-for-sale securities	94,219	11,722	-
Amortization of intangibles	19,613	-	-
Goodwill	33,857	-	-
Other, net	16,209	15,048	9,830

Total deferred tax liabilities	631,117	262,217	226,435

Net deferred tax asset	$ 1,206,622	$ 914,943	$ 678,871

The income tax expense (benefit) charged to operations for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006

Current tax expense	$ 532,776	$ 778,775	$ 932,391
Deferred tax benefit	(291,679)	(263,076)	(229,401)

Provision for income taxes	$ 241,097	$ 515,699	$ 702,990

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the years ended December 31, 2008, 2007 and 2006:

Income (loss) before income taxes	$ 709,186	$ 1,516,762	$ 2,102,209

Computed "expected" tax expense	$ 241,123	$ 515,699	$ 714,751
Cash surrender value of life insurance	(36,894)	(28,148)	(17,764)
Nondeductible expenses	19,504	17,580	14,222
Other	17,363	10,568	(8,219)

Provision for income taxes	$ 241,096	$ 515,699	$ 702,990

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense of $180,000, $210,000 and $122,000 for 2008, 2007 and 2006, respectively.

Note 11.	Lease commitments

Certain premises and equipment are leased under various operating leases. Total rent expense charged to operations was $455,000, $406,000 and $348,000 in 2008, 2007 and 2006, respectively. At December 31, 2008, the minimum total rental commitment under such non-cancelable operating leases was as follows:

2009	$ 429,000
2010	423,000
2011	408,000
2012	387,000
2013	394,000

$ 2,041,000

Note 12.	Commitments and contingencies

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

At December 31, 2008, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk:

Contract
Amount

Undisbursed credit lines	$ 70,659,000
Commitments to extend or originate credit	14,109,000
Standby letter of credit	4,124,000

Total commitments to extend credit	$ 88,892,000

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

Concentrations of credit risk – All of the Company’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area. Although the Company is building a diversified loan portfolio, a substantial portion of its clients’ ability to honor contracts is reliant upon the economic stability of the Richmond, Virginia area, including the real estate markets in the area. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

Note 13.	Stockholders’ equity and regulatory matters

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

The acquisition of River City Bank was consummated as of October 1, 2008 and resulted in an addition of $5,464,000 of common stock. The company also issued 106,250 shares of common stock to the Company’s largest shareholder for proceeds of $850,000 during the fourth quarter of 2008.

The Organizational Investors Warrant Plan made available 140,000 warrants for grant to the Company’s initial (organizational) investors for certain risks associated with the establishment of the Bank. The warrants have an exercise price of $10 per share (which approximates the fair value per share of common stock at issuance date) and expired on April 30, 2008. Prior to expiration, warrants to purchase 47,000 shares were exercised resulting in $475,000 in additional capital.

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

Quantitative measures are established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 Capital to average assets (the Leverage ratio). Management believes that as of December 31, 2008, the Bank meets all capital adequacy requirements to which it is subject.

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank meets the criteria to be categorized as an “well capitalized” institution as of December 31, 2008.

The capital amounts and ratios at December 31, 2008 and 2007 for the Company and the Bank are presented in the table below:

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008
Total capital (to risk-
weighted assets)
Consolidated	$ 53,245,000	10.63%	$ 40,055,000	8.00%	$ 50,069,000	10.00%
Village Bank	49,834,000	10.27%	38,835,000	8.00%	48,544,000	10.00%

Tier 1 capital (to risk-
weighted assets)
Consolidated	47,186,000	9.42%	20,028,000	4.00%	30,041,000	6.00%
Village Bank	43,775,000	9.02%	19,418,000	4.00%	29,126,000	6.00%

Leverage ratio (Tier 1
capital to average
assets)
Consolidated	47,186,000	8.40%	21,959,000	4.00%	27,449,000	5.00%
Village Bank	43,775,000	8.20%	21,344,000	4.00%	26,681,000	5.00%

December 31, 2007
Total capital (to risk-
weighted assets)
Consolidated	$ 38,296,000	10.13%	$ 30,242,000	8.00%	$ 37,802,000	10.00%
Village Bank	32,940,000	8.90%	29,616,000	8.00%	37,020,000	10.00%

Tier 1 capital (to risk-
weighted assets)
Consolidated	34,827,000	9.21%	15,121,000	4.00%	22,681,000	6.00%
Village Bank	29,471,000	7.96%	14,808,000	4.00%	22,212,000	6.00%

Leverage ratio (Tier 1
capital to average
assets)
Consolidated	34,827,000	9.14%	15,485,000	4.00%	19,357,000	5.00%
Village Bank	29,471,000	7.61%	15,485,000	4.00%	19,357,000	5.00%

In addition, banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s regulatory agencies. Such dividends are limited to the lesser of the Bank’s retained earnings or the net income of the previous two years combined with the current year net income.

Note 14.        Stock incentive plan

SFAS 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award rather than disclosed in the financial statements. During the years ended December 31, 2008, 2007 and 2006 the Company granted 84,325, 1,000 and 16,500 stock options, respectively, resulting in an expense of $489,481, $7,638 and $115,140 in 2008, 2007 and 2006 respectively. The options granted during 2008 are related to the purchase agreement of River City Bank.

The following table summarizes options outstanding under the stock incentive plan at the indicated dates:

	Year Ended December 31,
	2008				2007
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Grant Date			Average	Grant Date
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	247,410	$ 10.26	$ 4.70		251,910	$ 10.22	$ 4.67
Granted	84,325	10.45	6.11		1,000	13.96	8.04
Forfeited	(2,250)	11.77	5.29		-	-	-
Exercised	(59,885)	8.36	4.64	$ 20,923	(5,500)	8.74	4.07	$ 96,246
Options outstanding,
end of period	269,600	$ 10.73	$ 5.15	$ -	247,410	$ 10.26	$ 4.70	$ 1,295,438
Options exercisable,
end of period	252,100				229,910

	Year Ended December 31,
	2006
			Weighted
		Weighted	Average
		Average	Grant Date
		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value
Options outstanding,
beginning of period
Granted	241,660	$ 9.80	$ 4.47
Forfeited	16,500	12.50	7.35
Exercised	(250)	11.77	5.29
Options outstanding,	(6,000)	8.20	3.93	$ 27,450
end of period
Options exercisable,	251,910	$ 10.26	$ 4.67	$ 1,002,602
end of period
	235,410

The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the years indicated:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.88%	4.81%	4.99%
Dividend yield	0%	0%	0%
Expected weighted average term	7 years	7 years	7 years
Volatility	50%	50%	50%

The following table summarizes information about stock options outstanding at December 31, 2008:

Options Outstanding

	Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$7.68 - $9.24	74,675	2.6	$ 8.53	74,675	$ 8.53
$11.20 - $13.96	194,925	7.5	11.58	177,425	11.46

	269,600	6.12		252,100	10.59

During the first quarter of 2007, the Company granted to certain officers 5,725 restricted shares of common stock and 5,725 performance shares of common stock with a weighted average fair market value of $15.95 at the date of grant. During the second quarter an additional 175 restricted shares of common stock and 175 performance shares of common stock were granted with a weighted average fair market value of $16.75 at the date of grant. These restricted stock awards have three-year graded vesting and the performance shares cliff vest at the end of three years. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock and performance share awards was 8,709 and 11,800 at December 31, 2008 and 2007, respectively.

Stock-based compensation expense was $555,367 and $59,735 for the years ended December 31, 2008 and 2007, respectively. The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of December 31, 2008 and 2007 was $173,031 and $228,527, respectively. Of the $173,031 of unamortized compensation at December 31, 2008, $91,055 relates to performance based restricted stock awards. The time based unamortized compensation of $81,976 is expected to be recognized over a weighted average period of .93 years. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $65,886, $59,735 and $23,007, respectively. There were 350 stock option forfeitures in 2008 and none in either 2007 or 2006.

Note 15.	Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate was 4.97% and 7.14% at December 31, 2008 and 2007, respectively. The securities may be redeemed at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 16.	Retirement plans

401K Plan: The Bank provides a qualified 401K plan to all eligible employees which is administered through the Virginia Bankers Association Benefits Corporation. Employees are eligible to participate in the plan after three months of employment. Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction. The Bank provides a matching contribution of $.50 for every $1.00 the participant contributes up to the first 4% of their salary. Participants are fully vested in their own contributions and vest equally over three years of service in the Bank’s matching contributions. Total contributions to the plan for the years ended December 31, 2008, 2007 and 2006 were $107,918, $98,705 and $76,591, respectively.

Supplemental Executive Retirement Plan: The Bank established the Village Bank Supplemental Executive Retirement Plan (the “SERP”) on January 1, 2005 to provide supplemental retirement income to certain executive officers as designated by the Personnel Committee and approved by the Board of Directors. The SERP is an unfunded employee pension plan under the provisions of ERISA. An eligible employee, once designated by the Committee and approved by the Board of Directors in writing to participate in the SERP, becomes a participant in the SERP 60 days following such approval (unless an earlier participation date is approved). There are currently four executive officers who participate in the SERP. The retirement benefit to be received by a participant is determined by the Committee and approved by the Board of Directors and is payable in equal monthly installments over a 15 year period, commencing on the first day of the month following a participant’s retirement or termination of employment, provided the participant has been employed by the Bank for a minimum of 10 years (6 years in the case of one participant). The Personnel Committee, in its sole discretion, may choose to treat a participant who has experienced a termination of employment on or after attaining age 65 but prior to completing his service requirement as having completed his service requirement. The costs associated with this plan are offset by earnings attributable to the Bank’s purchase of Bank Owned Life Insurance (“BOLI”) on the lives of the participants. At December 31, 2008 and 2007, the Bank’s liability under the SERP was $328,880 and $216,421, respectively, and expense for the years ended December 31, 2008, 2007 and 2006 was to $112,459, $166,495 and $30,263, respectively. The increase in cash surrender value of the BOLI related to the participants was $81,101, $62,410 and $35,909 for the years ended December 31, 2008, 2007 and 2006, respectively.

Directors’ Deferral Plan: The Bank established the Village Bank Outside Directors Deferral Plan (the “Directors Deferral Plan”) on January 1, 2005 under which non-employee Directors of Village Bank have the opportunity to defer receipt of all or a portion of certain compensation until retirement or departure from the Board of Directors. Deferral of compensation under the Directors Deferral Plan is voluntary by non-employee Directors and to participate in the plan a director must file a deferral election as provided in the plan. A Director shall become an active participant with respect to a plan year (as defined in the plan) only if he is expected to have compensation during the plan year and he timely files a deferral election. A separate account is established for each participant in the plan and each account shall, in addition to compensation deferred at the election of the participant, be credited with interest on the balance of the account, the rate of such interest to be established by the Board of Directors in its sole discretion at the beginning of each plan year. The costs associated with this plan are partially offset by earnings attributable to the Bank’s purchase of Bank Owned Life Insurance (“BOLI”) on the lives of the participants. At December 31, 2008 and 2007, the Bank’s liability under the Directors Deferral Plan was $263,472 and $180,913, respectively, and expense for the years ended December 31, 2008, 2007 and 2006 was $82,559, $74,607 and $53,946, respectively. The increase in cash surrender value of the BOLI related to the participants was $27,411, $20,378 and $16,554 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 17. Fair Value

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

The Company used the following methods to determine the fair value of each type of financial instrument:

Investment securities: The fair values for investment securities are determined by quoted prices for similar assets or liabilities (Level 2).

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

Fair Value Measurement
at December 31, 2008 Using
(In Thousands)

Quoted Prices
in Active
		Markets for	Other	Significant
		Indentical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets-Recurring
Available for sale investment securities (1)	$ 24,301	-	$ 24,301	-
Residential loans held for sale	$ 4,326	-	$ 4,326	-

Financial Assets-Non-Recurring
Impaired loans (2)	$ 8,528	-	-	$ 8,528

(1) Excludes restricted stock.
(2) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

The following tables present the changes in the Level 3 fair value category for the year ended December 31, 2008.

Impaired
	Loans	Total Assets

Balance at January 1, 2008	$ 2,585	$ 2,585
Total realized and unrealized gains (losses)
Included in earnings	-	-
Included in other comprehensive income	-	-
Transfers in and/or out of Level 3	5,943	5,943
Balance at December 31, 2008	$ 8,528	$ 8,528

The fair value information for financial instruments, which is provided below, is based on the requirements of Financial Accounting Standard Board Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” and does not represent the aggregate net fair value of the Bank. Much of the information used to determine fair value is subjective and judgmental in nature; therefore, fair value estimates, especially for less marketable securities, may vary. The amounts actually realized or paid upon settlement or maturity could be significantly different. The Bank uses the following methods and assumptions in estimating fair values of financial instruments:

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

Off-balance-sheet instruments – The fair value of off-balance-sheet lending commitments is equal to the amount of commitments outstanding at December 31, 2008 of $88,892,000. This is based on the fact that the Bank generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash and cash equivalents	$ 26,612,829	$ 26,612,829	$ 22,115,004	$ 22,115,004
Investment securities available for sale	24,300,962	24,300,962	13,711,399	13,711,399
Loans held for sale	4,325,746	4,325,746	3,489,886	3,489,886
Loans	464,663,014	506,263,603	323,873,740	324,613,316
Accrued interest receivable	3,499,793	3,499,793	2,752,755	2,752,755

Financial liabilities
Deposits	466,232,043	442,567,544	339,297,258	339,090,535
FHLB borrowings	25,000,000	24,977,639	12,000,000	11,918,833
Trust preferred securities	8,764,000	8,764,000	8,764,000	8,764,000
Other borrowings	23,962,898	23,962,898	3,972,804	3,972,804
Accrued interest payable	1,014,534	1,014,534	587,980	587,980

Off-balance-sheet instruments
Undisbursed credit lines		70,659,000		80,040,000
Commitments to extend or originate
credit		14,109,000		30,195,000
Standby letters of credit		4,124,000		5,413,000

Note 18.        Parent corporation only financial statements

Village Bank and Trust Financial Corp. (Parent Corporation Only)

Balance Sheets
December 31,

	2008	2007
Assets
Cash and due from banks	$ 721,617	$ 148,772
Receivable from subsidiary	-	411,667
Investment in subsidiaries	51,404,282	30,037,298
Investment in special purpose subsidiary	264,000	264,000
Premises and equipment, net	14,588,892	6,684,405
Prepaid expenses and other assets	1,263,948	1,145,382

	$ 68,242,739	$ 38,691,524

Liabilities and Stockholders' Equity
Liabilities
Long-term debt - trust preferred securities	$ 8,764,000	$ 8,764,000
Payable to subsidiary	700,737	-
Other borrowings	12,271,871	2,836,090
Other liabilities	343,557	198,135
Total liabilities	22,080,165	11,798,225

Stockholders' equity
Preferred stock	-	-
Common stock	16,917,488	10,303,940
Additional paid-in capital	25,737,048	13,726,269
Accumulated other comprehensive
income (loss)	54,250	(122,607)
Retained earnings	3,453,788	2,985,697
Total stockholders' equity	46,162,574	26,893,299

	$ 68,242,739	$ 38,691,524

Village Bank and Trust Financial Corp.
(Parent Corporation Only)

Statements of Income
Years Ended December 31,

	2008	2007	2006
Noninterest income
Rental Income	265,515	-	-
Total noninterest income	265,515	-	-

Expenses
Interest	$ 708,020	$ 447,381	$ 368,478
Occupancy	232,612	11,700	-
Equipment	7,140	-	-
Advertising and marketing	4,468	-	152
Supplies	52,953	33,850	44,393
Legal	897	15,029	64,741
Other outside services	17,050	6,389	-
Insurance	6,065	-	-
Telephone	44,942	-	-
Other	21,786	-	-
Total expenses	1,095,933	514,349	477,764
Net loss before undistributed equity
in subsidiary	(830,418)	(514,349)	(477,764)
Undistributed equity in subsidiary	1,016,165	1,340,533	1,717,213

Income before income taxes	185,747	826,184	1,239,449
Income taxes (benefit)	(282,342)	(174,879)	(159,769)

	$ 468,089	$ 1,001,063	$ 1,399,218

Village Bank and Trust Financial Corp.
(Parent Corporation Only)
Statement of Cash Flows
Years Ended December 31,

	2008	2007	2006
Cash Flows from Operating Activities
Net income	$ 468,089	$ 1,001,063	$ 1,399,218
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	9,012	-	-
Undistributed earnings of subsidiary	(1,016,165)	(1,340,533)	(1,717,220)
Increase/decrease in other assets	293,101	1,004,831	(2,285,442)
Increase in other liabilities	1,335,642	(473,426)	546,410
Net cash provided by (used in) operations	1,089,679	191,935	(2,057,034)

Cash Flows from Investing Activities
Payments for investments in and advances to subsidiaries	(20,108,076)	-	(6,000,000)
Purchase of premises and equipment	(7,913,499)	(6,684,405)	-
Net cash used in operations	(28,021,575)	(6,684,405)	(6,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	-	3,609,000	-
Proceeds from issuance of common stock	18,068,960	133,234	7,204,194
Net increase in other borrowings	9,435,781	2,836,090	-
Net cash provided by operations	27,504,741	6,578,324	7,204,194

Net increase in cash	572,845	85,854	(852,840)
Cash, beginning of period	148,772	62,918	915,758

Cash, end of period	$ 721,617	$ 148,772	$ 62,918

Note 19.        Selected quarterly financial data (unaudited)

Condensed quarterly financial data is shown as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
Interest income	$ 6,758,711	$ 6,869,527	$ 6,725,218	$ 8,718,690
Interest expense	3,973,172	3,681,656	3,628,988	4,685,967
Net interest income before
provision for loan losses	2,785,539	3,187,871	3,096,230	4,032,723
Provision for loan losses	249,354	498,024	514,827	743,428
Gain on sale of loans	426,517	608,344	717,830	628,332
Fees and other noninterest
income	331,874	373,782	579,737	611,661
Noninterest expenses	3,153,167	3,400,998	3,547,443	4,564,010
Income tax expense	48,078	92,131	112,719	(11,831)
Net income (loss)	93,331	178,844	218,808	(22,891)
Earnings (loss) per share
Basic	$ 0.04	$ 0.07	$ 0.08	$ (0.01)
Diluted	$ 0.04	$ 0.07	$ 0.08	$ (0.01)

2007
Interest income	$ 5,644,481	$ 6,202,242	$ 6,798,472	$ 7,020,040
Interest expense	2,917,955	3,251,891	3,731,366	3,905,503
Net interest income before
provision for loan losses	2,726,526	2,950,351	3,067,106	3,114,537
Provision for loan losses	208,342	359,937	243,730	375,473
Gain on sale of loans	383,789	388,767	387,680	353,082
Fees and other noninterest
income	281,119	295,990	263,989	312,540
Noninterest expenses	2,638,623	3,006,047	3,083,211	3,093,351
Income tax expense	185,120	91,501	133,224	105,854
Net income	359,349	177,623	258,610	205,481
Earnings per share
Basic	$ 0.14	$ 0.07	$ 0.10	$ 0.08
Diluted	$ 0.13	$ 0.07	$ 0.09	$ 0.08

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and timely reporting to management information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports that it files or submits under the Exchange Act.

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

Report on Management’s Assessment of Internal Control over Financial Reporting

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

/s/ Thomas W. Winfree

President and Chief Executive Officer

/s/ C. Harril Whitehurst, Jr.

Senior Vice President and Chief Financial Officer

March 27, 2009

Date

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be disclosed in this Item 10 is contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed in this Item 11 is contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed in this Item 12 is contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in this Item 13 is contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in this Item 14 is contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements and reports are included in Part II, Item 8, of this report on Form 10K.

Report of Independent Registered Public Accounting Firm (BDO Seidman)

Consolidated Balance Sheets – December 31, 2008 and 2007

Consolidated Statements of Income – Years Ended December 31, 2008, 2007 and 2006 Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income – Years

                         Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows – Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit

Number	Description

2.1

Agreement and Plan of Reorganization and Merger by and among Village Bank and Trust Financial Corp., Village Bank and River City Bank dated as of March 9, 2008 incorporated by reference from Annex A to the joint proxy statement/prospectus included in the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on August 5, 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: March 27, 2009	By:/s/ Thomas W. Winfree
Thomas W. Winfree
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas W. Winfree Thomas W. Winfree	President and Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2009
/s/ C. Harril Whitehurst, Jr. C. Harril Whitehurst, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2009
/s/ R. T. Avery, III R.T. Avery, III	Director	March 27, 2009
/s/ Donald J. Balzer, Jr. Donald J. Balzer, Jr.	Director and Vice Chairman of the Board	March 27, 2009
/s/ Craig D. Bell Craig D. Bell	Director and Chairman of the Board	March 27, 2009
/s/ William B. Chandler William B. Chandler	Director	March 27, 2009
/s/ R. Calvert Esleeck, Jr. R. Calvert Esleeck, Jr.	Director	March 27, 2009
/s/ George R. Whittemore George R. Whittemore	Director	March 27, 2009
/s/ Michael L. Toalson Michael L. Toalson	Director	March 27, 2009
/s/ O. Woodland Hogg, Jr. O. Woodland Hogg, Jr.	Director	March 27, 2009

/s/ Michael A. Katzen Michael A. Katzen	Director	March 27, 2009
/s/ Charles E. Walton Charles E. Walton	Director	March 27, 2009
/s/ John T. Wash, Sr. John T. Wash, Sr.	Director	March 27, 2009