Form 10-Q
period 2009-03-31
Village Bank & Trust Financial Corp.
filed 2009-05-14
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE EXCHANGE ACT

For the transition period from ______ to ______

__________

Commission file number: 0-50765

VILLAGE BANK AND TRUST FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Virginia	16-1694602
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15521 Midlothian Turnpike, Midlothian, Virginia	23113
Address of principal executive offices)	(Zip code)

804-897-3900
(Registrant’s telephone number, including area code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

4,230,590 shares of common stock, $4.00 par value, outstanding as of May 8, 2009

Village Bank and Trust Financial Corp.

Form 10-Q

TABLE OF CONTENTS

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2009 (unaudited) and December 31, 2008	2

Consolidated Statements of Income
For the Three Months Ended
March 31, 2009 and 2008 (unaudited)	3

Consolidated Statements of Stockholders’ Equity
For the Three Months Ended
March 31, 2009 and 2008 (unaudited)	4

Consolidated Statements of Cash Flows
For the Three Months Ended
March 31, 2009 and 2008 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4T. Controls and Procedures	30

Part II – Other Information

Item 1. Legal Proceedings	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. Submission of Matters to a Vote of Security Holders	31

Item 5. Other Information	31

Item 6. Exhibits	31

Signatures	32

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
March 31, 2009 (Unaudited) and December 31, 2008

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$13,414,337	$13,107,245
Federal funds sold	11,382,190	13,493,584
Investment securities available for sale	25,806,650	24,300,962
Loans held for sale	9,531,878	4,325,746
Loans
Outstanding	472,981,216	470,918,182
Allowance for loan losses	(6,848,682)	(6,059,272)
Deferred fees	(206,422)	(195,896)
	465,926,112	464,663,014
Premises and equipment, net	27,975,269	28,173,518
Accrued interest receivable	3,266,111	3,499,793
Goodwill	7,422,141	7,422,141
Real estate owned	3,967,225	2,932,100
Bank owned life insurance	5,158,567	5,099,022
Other assets	5,791,987	5,390,868

	$579,642,467	$572,407,993

Liabilities and Stockholders' Equity
Liabilities
Deposits	482,439,183	466,232,043
Trust preferred securities	8,764,000	8,764,000
Federal home loan bank advances	25,000,000	25,000,000
Other borrowings	15,090,100	23,962,898
Accrued interest payable	925,330	1,014,534
Other liabilities	1,447,898	1,271,944
Total liabilities	533,666,511	526,245,419

Stockholders' equity
Preferred stock, $1 par value - 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $4 par value - 10,000,000 shares authorized;
4,230,590 shares issued and outstanding at March 31, 2009
4,229,372 shares issued and outstanding at December 31, 2008	16,922,360	16,917,488
Additional paid-in capital	25,777,637	25,737,048
Accumulated other comprehensive income (loss)	(102,691)	54,250
Retained earnings	3,378,650	3,453,788
Total stockholders' equity	45,975,956	46,162,574

	$579,642,467	$572,407,993

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Income Statements

Three Months Ended March 31, 2009
(Unaudited)

	Three Months
	Ended March 31,
	2009	2008
Interest income
Loans	$8,009,697	$6,508,558
Investment securities	336,458	143,318
Federal funds sold	7,273	106,835
Total interest income	8,353,428	6,758,711

Interest expense
Deposits	4,003,456	3,695,243
Borrowed funds	443,306	277,929
Total interest expense	4,446,762	3,973,172

Net interest income	3,906,666	2,785,539
Provision for loan losses	1,100,000	249,324
Net interest income after provision
for loan losses	2,806,666	2,536,215

Noninterest income
Service charges and fees	373,119	207,125
Gain on sale of loans	943,116	426,517
Rental Income	41,671	-
Other	98,480	124,749
Total noninterest income	1,456,386	758,391

Noninterest expense
Salaries and benefits	2,464,614	1,846,522
Occupancy	444,044	252,603
Equipment	255,618	173,275
Supplies	125,825	96,427
Professional and outside services	435,641	341,088
Advertising and marketing	71,495	48,861
Other operating expense	579,662	394,423
Total noninterest expense	4,376,899	3,153,199

Net income (loss) before income taxes	(113,847)	141,407
Income tax expense (benefit)	(38,709)	48,078

Net income (loss)	$(75,138)	$93,329

Earnings per share, basic	$(0.02)	$0.04
Earnings per share, diluted	$(0.02)	$0.04

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2009 and 2008
Unaudited)

						Accumulated
	Common Stock		Additional	Retained		Other
	Number of		Paid-in	Earnings		Comprehensive
	Shares	Amount	Capital	(Deficit)		Income (loss)	Total

Balance, December 31, 2008	4,229,372	$16,917,488	$25,737,048	$3,453,788	$	$ 54,250	$46,162,574
Issuance of common stock	1,218	4,872	(4,872)	-		-	-
Stock based compensation			45,461				45,461
Minimum pension adjustment
(net of income taxes of $729)						2,145	,145
Net loss	-	-	-	(75,138)		-	(75,138)
Change in unrealized gain
(loss) on securities
available for sale (net of income
taxes of $54,089)	-	-	-	-		(159,086)	(159,086)
Total comprehensive
income (loss)	-	-	-	-		-	(232,079)

Balance, March 31, 2009	4,230,590	$16,922,360	$25,777,637	$3,378,650		$(102,691)	$45,975,956

Balance, December 31, 2007	2,575,985	$10,303,940	$13,726,269	$2,985,697		$(122,607)	$26,893,299
Issuance of common stock	3,740	14,960	10,040	-		-	25,000
Stock based compensation			19,412				19,412
Minimum pension adjustment
(net of income taxes of $729)						2,145	2,145
Net income	-	-	-	93,329		-	93,329
Change in unrealized gain
(loss) on securities
available for sale (net of income
taxes of $5,571)	-	-	-	-		16,385	16,385
Total comprehensive
income (loss)	-	-	-	-		-	111,859

Balance, March 31, 2008	2,579,725	$10,318,900	$13,755,721	$3,079,026		$(104,077)	$27,049,570

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$(75,138)	$93,329
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	310,004	166,385
Provision for loan losses	1,100,000	249,324
Gain on securities	(8,061)	(23,194)
Gain on loans sold	(943,116)	(426,517)
Gain on sale of premises and equipment	(645)	-
Stock compensation expense	45,461	19,412
Proceeds from sale of mortgage loans	45,065,904	18,431,482
Origination of mortgage loans for sale	(49,328,920)	(19,287,465)
Amortization of premiums and accretion of discounts on securities, net	7,692	(22,374)
Increase in interest receivable	233,682	50,301
Increase in other assets	(1,401,382)	(496,177)
Decrease in interest payable	(89,204)	(4,316)
Increase (decrease) in other liabilities	175,954	(461,139)
Net cash used in operating activities	(4,907,769)	(1,710,949)

Cash Flows from Investing Activities
Purchases of available for sale securities	(6,230,297)	(994,374)
Maturities and calls of available for sale securities	4,473,630	6,795,999
Net increase in loans	(2,363,098)	(20,257,182)
Purchases of premises and equipment	(120,736)	(3,086,833)
Proceeds from sale of premises and equipment	9,626	-
Net cash used in investing activities	(4,230,875)	(17,542,390)

Cash Flows from Financing Activities
Issuance of common stock	-	25,000
Net increase in deposits	16,207,140	5,614,507
Federal Home Loan Bank borrowings	-	(2,000,000)
Net increase (decrease) in other borrowings	(8,872,798)	3,634,330
Net cash provided by financing activities	7,334,342	7,273,837

Net decrease in cash and cash equivalents	(1,804,302)	(11,979,502)
Cash and cash equivalents, beginning of period	26,600,829	22,115,004

Cash and cash equivalents, end of period	$24,796,527	$10,135,502

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

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

Note 3 - Earnings per common share

Basic earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. For the three month periods ended March 31, 2009 and 2008, the weighted-average number of common shares totaled 4,229,981 and 2,576,548, respectively. Diluted earnings per share reflect the potential dilution of securities that could share in the net income of the Company. Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. For the three month periods ended March 31, 2009 and 2008, the weighted-average number of common shares on a fully diluted basis totaled 4,229,981 and 2,607,777, respectively. Options to acquire 333,955 shares of common stock were anti-dilutive for the three month period ended March 31, 2009 and thus excluded from the computation of fully diluted earnings per share, and 98,350 were anti-dilutive for the three month period ended March 31, 2008.

Note 4 – Stock warrant and incentive plans

The company has a stock incentive plan which authorizes the issuance of up to 455,000 shares of common stock to assist the Company in recruiting and retaining key personnel.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Three Months Ended March 31,
	2009				2008
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	333,955	$10.66	$5.34		247,410	$10.26	$4.70
Granted	-	-	-		-	-	-
Forfeited	-	-	-		-	-	-
Exercised	-	-	-		-	-	-
Options outstanding,
end of period	333,955	$10.66	5.34	$-	247,410	$10.26	$4.70	$180,609
Options exercisable,
end of period	298,600				229,910

During the first quarter or 2009, we granted to certain officers 26,592 restricted shares of common stock with a weighted average fair market value of $4.60 at the date of grant. These restricted stock awards have three-year graded vesting and the performance shares cliff vest at the end of the three years. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock and performance share awards was 34,710 and 9,860 at March 31, 2009 and 2008, respectively.

Stock-based compensation expense was $45,461 and $19,412 for the three months ended March 31, 2009 and 2008, respectively. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of March 31, 2009 and 2008 was $441,312 and $204,974, respectively. Of the $441,312 of unamortized compensation at March 31, 2009, $91,055 relates to performance based restricted stock awards. The time based unamortized compensation of $350,257 is expected to be recognized over a weighted average period of 2.00 years.

Note 5 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2009 was 3.42%. The securities may be redeemed at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 6 – Deposits

Deposits as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%

Noninterest bearing demand	$38,074,200	7.89%	$34,483,360	7.40%
Now	21,440,629	4.44%	17,427,061	3.74%
Money market	31,546,366	6.54%	30,002,756	6.43%
Savings	7,032,895	1.46%	5,387,829	1.15%
Time deposits of $100,000 and over	125,814,121	26.08%	120,750,254	25.90%
Other time deposits	258,530,972	53.59%	258,180,783	55.38%

Total	$482,439,183	100.00%	$466,232,043	100.00%

Note 7 – Business Combination

On September 30, 2008 the Company acquired River City Bank for approximately $20,720,000. The total consideration included approximately $16,269,000 of common stock, representing approximately 1,441,000 shares, and cash of $3,962,244 paid to stockholders of River City Bank. The transaction requires no future contingent consideration payments. The merger of the Company and River City Bank resulted in a combined company with approximately $572 million in assets and increases the Company’s presence in Henrico County and establishes a presence in Hanover County continuing our goal of expanding our franchise into other counties in the Richmond metropolitan area.

Goodwill of $6.7 million has been recorded in this transaction which will not be amortizable and is not deductible for tax purposes. The Company also recorded $809,318 in core deposits intangibles which will be amortized over eight years using the straight line method.

The acquisition of River City Bank constituted a business combination under SFAS No. 141 “Business Combinations,” and was accounted for using the purchase method of accounting. Accordingly the purchase price was allocated to the respective assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The excess of purchase price over the fair value of net assets was recorded as goodwill. The purchase price allocation as of December 31, 2008, is subject to revision in future periods, including adjustments that may be necessary upon the filing of the final tax returns of River City Bank.

Note 8 — Fair value

Effective January 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

Level 3— Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

	Fair Value Measurement
	at March 31, 2009 Using
	(In Thousands)

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring
Available for sale investment securities (1)	$25,807		$25,807
Residential loans held for sale	9,532		9,532

Financial Assets-Non-Recurring
Impaired loans (2)	13,369			$13,369
Real estate owned				3,967

(1) Excludes restricted stock.
(2) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2009.

	Impaired Loans	Total Assets

Balance at December 31, 2008	$8,528	$8,528
Total realized and unrealized gains (losses)
Included in earnings	-	-
Included in other comprehensive income	-	-
settlements, net	-	-
Transfers in and/or out of Level 3	4,841	4,841
Balance at March 31, 2009	$13,369	$13,369

	Fair Value Measurement
	at December 31, 2008 Using
	(In Thousands)

		Quoted Prices
		in Active
		Markets for	Other	Significant
		Indentical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets-Recurring
Available for sale investment securities (1)	$24,301	-	$24,301	-
Residential loans held for sale	$4,326	-	$4,326	-

Financial Assets-Non-Recurring
Impaired loans (2)	$8,528	-	-	$8,528
Real estate owned				2,932

(1) Excludes restricted stock.
(2) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

Note 9 – Subsequent events

On May 1, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 14,738 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $4.00 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 499,029 shares of the Company’s common stock at an initial exercise price of $4.43 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $14,738,000 in cash.

The Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. The Preferred Stock is generally non-voting, other than on certain matters that could adversely affect the Preferred Stock.

The Warrant is immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of common stock, and upon certain issuances of common stock at or below a specified price relative to the then-current market price of common stock. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than the purchase price of the Preferred Stock from one or more “Qualified Equity Offerings” announced after October 13, 2008, the number of shares of common stock issuable pursuant to the Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

Note 10 – Recent accounting pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. The Company does not expect the adoption of this statement to have a material effect on our results of operations or financial position at this time.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107,

“Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “we expect,” “we believe” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	interest rate fluctuations;
•	risk inherent in making loans such as repayment risks and fluctuating collateral values;
•	economic conditions in the Richmond metropolitan area;
•	the ability to continue to attract low cost core deposits to fund asset growth;
•	changes in general economic and business conditions;
•	changes in laws and regulations applicable to us;
•	competition within and from outside the banking industry;
•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	maintaining capital levels adequate to support the Company’s growth;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	new products and services in the banking industry;
•	problems with our technology;
•	changing trends in customer profiles and behavior;
•	negative developments in the financial services industry and U.S. and global credit markets may adversely impact our results of operations and our stock price; and
•	soundness of other financial institutions could adversely affect us.

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

Our total assets increased to $579,642,000 at March 31, 2009 from $572,408,000 at December 31, 2008, an increase of $7,234,000, or 1.3%. During the first quarter of 2009 liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) decreased by $299,000, loans held for sale increased by $5,206,000, net portfolio loans increased by $1,263,000, premises and equipment decreased by $198,000 and other assets increased by $1,262,000. The net increase in these assets of $7,234,000 was funded by a $16,207,000 increase in deposit accounts offset by a decrease in borrowings of $8,873,000.

The following presents management’s discussion and analysis of the financial condition of the Company at March 31, 2009 and December 31, 2008, and results of operations for the Company for the three month periods ended March 31, 2009 and 2008. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission as well as the first quarter 2009 financial statements and notes thereto appearing elsewhere in this report.

Results of operations

The Company had a loss totaling $(75,000), or $(0.02) per share on a fully diluted basis, in the first quarter of 2009 compared to net income of $93,000, or $0.04 per share on a fully diluted basis, in the first quarter of 2008. This represents a decrease in profitability of $168,000, or 181%.

The decline in net earnings during the quarter ended March 31, 2009 resulted primarily from an increase in the provision for loan losses of $851,000 offset by an increase in gain on sale of loans of $517,000. The increase in the provision for loan losses is discussed following under Asset Quality and Provision for Loan Losses. The increase in gain on sale of loans is attributable to increased loan production by the mortgage banking subsidiary of the Bank. The mortgage subsidiary closed $49,329,000 in mortgage loans in the first quarter of 2009 compared to $19,287,000 in the first quarter of 2008. Lower interest rates in 2009 have resulted in increased refinancing activity.

On October 1, 2008, River City Bank was merged into Village Bank adding approximately $157.7 million in assets at the time of merger. The financial statements of the Company for the first quarter of 2009 reflect the combined operations of the Company and River City Bank whereas the financial statements for the first quarter of 2008 do not. This merger has a significant affect on the Company’s results of operations. A significant, and in certain instances dominant, component of the changes in the Company’s results of operations between the first quarter of 2008 and the first quarter of 2009 is attributable to the merger.

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

Net interest income for the three months ended March 31, 2009 and 2008 was $3,907,000 and $2,786,000, respectively. This increase of $1,121,000 is primarily attributable to the merger with River City Bank.

Our net interest margin (net interest margin is calculated by dividing net interest income by average earning assets) for the first quarter of 2009 was 3.04% compared to 3.09% for the first quarter of 2008. The net interest margin for the first quarters of 2009 and 2008 were negatively affected by a reduction in interest income on loans resulting from the reversal of accrued interest on loans classified as nonaccrual of $171,000 and $107,000, respectively. Adjusting the net interest margins for the affect of such interest reversals would result in a net interest margins of 3.17% and 3.21%, respectively (see discussion of nonaccrual loans under Asset Quality and Provision for Loan Losses). Margin compression from declining interest rates over the last two years has been a significant factor in our decline in profitability over that period. As interest rates were reduced by the Federal Reserve during 2007 and 2008 in reaction to the declining economy, our margin was compressed as our deposits generally do not reprice as quickly as our loans. In addition, the net interest margin starting with the fourth quarter of 2008 was negatively affected by the merger with River City Bank primarily due to lower yields on loans acquired through the merger.

Average interest-earning assets for the first quarter of 2009 increased by $159,357,000, or 44%, compared to the first quarter of 2008. The increase in interest-earning assets was due primarily to the merger with River City Bank. The average yield on interest-earning assets decreased to 6.49% for the first quarter of 2009 compared to 7.50% for the first quarter of 2008. Many of our loans are indexed to short-term rates affected by the Federal Reserve’s decisions about short-term interest rates, and, accordingly, as the Federal Reserve increases or decreases short-term rates, the yield on interest-earning assets is affected. As the Federal Reserve decreased interest rates starting in 2007 and into 2008, decreasing short-term interest rates by 5% over twelve months, the average yield on our interest-earning assets decreased. In addition, the yield on loans was negatively affected by the merger with River City Bank.

Our average interest-bearing liabilities increased by $153,696,000, or 45%, for the first quarter of 2009 compared to the first quarter of 2008. The growth in interest-bearing liabilities was primarily due to the merger with River City Bank. The average cost of interest-bearing liabilities decreased to 3.63% for the first three months of 2009 from 4.67% for the first quarter of 2008. The principal reason for the decrease in liability costs was the reduction in short-term interest rates by the Federal Reserve. See our discussion of interest rate sensitivity below for more information.

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

Average Balance Sheets
(In thousands)

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$474,419	$ 7,928	6.78%	$335,988	$6,466	7.74%
Investment securities	25,740	337	5.30%	10,861	143	5.31%
Loans held for sale	6,461	81	5.10%	2,780	42	6.10%
Federal funds and other	15,188	7	0.19%	12,822	107	3.35%
Total interest earning assets	521,808	8,353	6.49%	362,451	6,758	7.50%

Allowance for loan losses	(6,221)			(3,444)
Cash and due from banks	12,300			6,124
Premises and equipment, net	28,121			18,950
Other assets	24,953			10,905
Total assets	$580,961			$394,986

Interest bearing deposits
Interest checking	$19,122	$67	1.42%	$10,918	$27	0.99%
Money market	30,420	132	1.76%	25,548	169	2.66%
Savings	6,107	18	1.19%	3,361	10	1.20%
Certificates	388,877	3,786	3.95%	277,996	3,489	5.05%
Total deposits	444,526	4,003	3.65%	317,823	3,695	4.68%
Borrowings	51,609	443	3.48%	24,616	278	4.54%
Total interest bearing liabilities	496,135	4,446	3.62%	342,439	3,973	4.67%
Noninterest bearing deposits	36,013			23,329
Other liabilities	2,746			1,991
Total liabilities	534,894			367,759
Equity capital	46,067			27,227
Total liabilities and capital	$580,961			$394,986

Net interest income before provision for loan losses		$3,907			$2,785
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			2.86%			2.83%
Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.04%			3.09%

Asset Quality and Provision for Loan Losses

Provisions for loan losses amounted to $1,100,000 for the three months ended March 31, 2009 compared to $249,000 for the first quarter of 2008. The increase in the provision for loan losses in 2009 when compared to 2008 reflects a higher level of problem loans, management’s concern about the uncertainty in the economy, and the current nationwide credit crisis.

Nonperforming assets consisting of nonaccrual loans and other real estate owned for the indicated periods is as follows (dollars in thousands):

	March 31,	December 31,	%
	2009	2008	Increase

Nonaccrual loans
Number	49	36
Amount	$13,369	$8,528	56.77%
Other real estate owned	3,967	2,932	35.30%

	$17,336	$11,460	51.27%

Percentage of total assets	2.99%	2.00%

The increase in nonperforming assets in the first quarter of 2009 reflects the continued decline in the economy and related stress on our lending relationships. Our approach to troubled lending relationships is to work with the borrower to the extent possible and still adhere to strong credit management guidelines. If the economy continues to be depressed at the levels we have experienced in the latter part of 2008 and into 2009, nonperforming assets could continue to increase. See our discussion of the allowance for loan losses under Allowance for loan losses and Critical accounting policies below.

In addition to the nonperforming assets at March 31, 2009, there were nineteen loans past due 90 days or more and still accruing interest totaling $1,435,000, down significantly from forty-three loans totaling $6,197,000 at December 31, 2008. We believe that these assets are adequately collateralized and are currently recorded at realistically recoverable values. However, economic circumstances related to specific credit relationships are changing, which may impact our assessments of collectability.

The following table reflects details related to asset quality and allowance for loan losses of Village Bank (dollars in thousands):

	March 31,	Dec. 31,	March 31,
	2009	2008	2008

Loans 90+ days past due	$1,435	$6,197	$1,623

Nonaccrual loans	$13,369	$8,528	$6,835

Other real estate owned	$3,967	$2,932	$385

Allowance for loan losses
Beginning balance	$6,059	$3,853	$3,469
Provision for loan losses	1,100	744	249
River City Bank acquisition	-	2,404	-
Charge-offs	(314)	(1,337)	(209)
Recoveries	4	395	-
Ending balance	$6,849	$6,059	$3,509

Ratios
Allowance for loan losses to
Loans, net of unearned income	1.45%	1.29%	1.01%
Nonaccrual loans	51.23%	71.05%	51.34%
Nonperforming assets to total assets	2.99%	2.00%	1.85%

Noninterest income

Noninterest income of $1,456,000 for the first quarter of 2009 is $698,000 higher than noninterest income of $758,000 for the first quarter of 2008. This increase in noninterest income is primarily a result of higher gain on loan sales and fees from increased loan production by our mortgage banking subsidiary attributable to a much higher volume of lending as a result of the refinance market.

Noninterest expense

Noninterest expense increased by $1,224,000 from the first quarter of 2008 to the first quarter of 2009, an increase of 39%. The increase was primarily a result of the merger with River City Bank. The most significant increases from the merger were in salaries and benefits of $618,000 and occupancy expenses of $191,000. Loan underwriting expenses also increased by $112,000 which was attributable to the increased loan volume by our mortgage company discussed previously.

Income taxes

The benefit for income taxes of $(39,000) for the three months ended March 31, 2009 is based upon the results of operations. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. We determined that a valuation allowance was not required for deferred tax assets as of March 31, 2009. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded a franchise tax expense of $30,000 and $59,000 for the three months ended March 31, 2009 and 2008, respectively.

Loan portfolio

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%

Commercial	$48,952	10.3%	$52,438	11.1%
Real estate - residential	87,133	18.4%	84,612	18.0%
Real estate - commercial	225,437	47.7%	220,400	46.8%
Real estate - construction	102,595	21.7%	103,161	21.9%
Consumer	8,864	1.9%	10,307	2.2%

Total loans	472,981	100.0%	470,918	100.0%
Less: unearned income, net	(206)		(196)
Less: Allowance for loan losses	(6,849)		(6,059)

Total loans, net	$465,926		$464,663

Allowance for loan losses

The allowance for loan losses at March 31, 2009 was $6,849,000, compared to $6,059,000 at December 31, 2008. The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at March 31, 2009 and December 31, 2008 was 1.45% and 1.29%, respectively. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Three Months Ended
	March 31,
	2009	2008

Beginning balance	$6,059	$3,469
Provision for loan losses	1,100	249
Charge-offs
Commercial	-	(89)
Construction	(187)	(40)
Consumer	(127)	-
Mortgage	-	(81)
	(314)	(210)
Recoveries
Commercial	-	-
Construction	3	-
Consumer	1	1
	4	1

Ending balance	$6,849	$3,509

Loans outstanding at end of year (1)	$472,775	$347,390
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of year	1.45%	1.01%

Average loans outstanding for the period (1)	$474,420	$335,988
Ratio of net charge-offs to average loans
outstanding for the period	0.07%	0.06%

(1) Loans are net of unearned income.

Investment portfolio

At March 31, 2009 and December 31, 2008, all of our securities were classified as available-for-sale. The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(Dollars in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
March 31, 2009
US Government Agencies
Within one year	$-	$-	$-	$-	-
One to five years	-	-	-	-	-
More than five years	18,693	18,886	274	19,160	5.42%
Total	18,693	18,886	274	19,160	5.42%

Mortgage-backed securities
One to five years	1,038	1,039	18	1,057	4.39%
More than five years	4,161	4,159	129	4,288	5.50%

Other investments
More than five years	2,000	1,971	(669)	1,302	5.65%

Total investment securities	$25,892	$26,055	$(248)	$25,807	5.14%

December 31, 2008
US Government Agencies
Within one year	$360	$360	$(4)	$356	4.22%
One to five years	-	-	-	-	-
More than five years	16,577	16,506	184	16,690	4.64%
Total	16,937	16,866	180	17,046	5.42%

Mortgage-backed securities
One to five years	1,100	1,100	15	1,115	4.39%
More than five years	4,346	4,392	(38)	4,354	5.53%

Other investments
More than five years	2,000	1,970	(184)	1,786	5.65%

Total investment securities	$24,383	$24,328	$(27)	$24,301	5.14%

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

Goodwill of $7,422,000 at March 31, 2009 was made up of $689,000 related to the Bank’s acquisition of Village Bank Mortgage Corporation in 2003, and $6,733,000 related to the merger with River City Bank in 2008. There was no impairment of goodwill at March 31, 2009.

Deposits

Total deposits increased by $16,207,000, or 4%, during the first three months of 2009 as compared to an increase of $5,615,000, or 2%, during the first three months of 2008. For the first three months of 2009, demand deposit accounts, including money market accounts, increased by $9,148,000 and time deposits increased by $5,414,000. We believe these increases reflect our increased branch network as a result of the merger with River City Bank as well as the general movement of cash to federally insured deposits from more risky investments. For the first quarter of 2008, demand deposit accounts, including money market accounts, increased by $12,823,000 while time deposits decreased by $7,377,000. This reflected management’s strategy to allow higher yielding time deposits to decline to improve our cost of funds.

The mix of our deposits continues to be weighted toward time deposits, which represent 80% of our total deposits at March 31, 2009 as compared to 81% at December 31, 2008. However, as our branch network has increased and is more convenient to a larger segment of our targeted customer base, we have experienced a move to a higher percentage of our deposits in checking accounts. We are emphasizing checking account deposit growth at our existing branches.

The average cost of interest-bearing deposits for the first quarter of 2009 was 3.65% compared to 4.68% for the first quarter of 2008. This decrease in our average cost of interest-bearing deposits has mirrored the overall decrease in interest rates resulting from the actions by the Federal Reserve to decrease short-term interest rates. But just as importantly, our effort to increase checking accounts in our branches is working to reduce our cost of interest-bearing deposits. We expect this decrease in our cost of deposits to continue even if the Federal Reserve does not continue to decrease short-term interest rates, primarily due to repricing of time deposits.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $25,000,000 at March 31, 2009 and December 31, 2008. The FHLB advances are secured by the pledge of first mortgage loans, home equity loans and our FHLB stock.

Capital resources

Stockholders’ equity at March 31, 2009 was $45,976,000, compared to $46,163,000 at December 31, 2008. The $187,000 decrease in equity during the first three months of 2009 was primarily due to net loss of $(75,000) and a $(157,000) other comprehensive loss related to the available for sale investments.

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank meets the criteria to be categorized as a “well capitalized” institution as of March 31, 2009.

During the first quarter of 2005 and the third quarter of 2007, the Company issued $5.2 and $3.6 million, respectively in Trust Preferred Capital Notes. The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

On May 1, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 14,738 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $4.00 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant to purchase 499,029 shares of the Company’s common stock at an initial exercise price of $4.43 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $14,738,000 in cash. The Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. The Preferred Stock is generally non-voting, other than on certain matters that could adversely affect the Preferred Stock. Had this transaction occurred as of March 31, 2009, our tier 1 and total risk-based capital would have been $60,714,000 and $68,148,000, respectively.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands)

	March 31,	December 31,
	2009	2008

Tier 1 capital
Common stock	$16,922	$16,917
Additional paid-in capital	25,778	25,737
Retained earnings	3,379	3,454
Accumulated other comprehensive income	(103)	54
Total equity	45,976	46,162
Less: Net unrealized gains (losses) on
available for sale securities	(103)	54
Qualifying restricted core capital elements	8,500	8,500
Less: goodwill	(7,422)	(7,422)
Total Tier 1 capital	47,157	47,186

Tier 2 capital
Allowance for loan losses includible in Tier 2 (1)	6,253	6,059
Total Tier 2 capital	6,253	6,059

Total risk-based capital	53,410	53,245

Risk-weighted assets	$499,654	$500,689

Capital ratios
Tier 1 capital to risk-weighted assets	9.44%	9.42%
Total capital to risk-weighted assets	10.69%	10.6%
Leverage ratio (Tier 1 capital to
average assets)	8.23%	8.40%
Equity to total assets	7.93%	8.06%

(1) Amount is limited to 1.25 percent of the Company's gross risk weighted assets.

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At March 31, 2009, cash, cash equivalents and investment securities available for sale totaled $50,603,000, or 8.7% of total assets, which we believe is adequate to meet short-term liquidity needs.

At March 31, 2009, we had commitments to originate $111,047,000 of loans as compared to $88,892,000 at December 31, 2008. The increase is primarily attributable to commitments to make mortgage loans by our mortgage company which will be sold in the secondary market.

Fixed commitments to incur capital expenditures were less than $25,000 at March 31, 2009. Time deposits scheduled to mature in the 12-month period ending March 31, 2010 totaled $317,352,000 at March 31, 2009. Based on past experience, we believe that a significant portion of such deposits will remain with us. We further believe that loan repayments and other sources of funds such as deposit growth will be adequate to meet our foreseeable short-term and long-term liquidity needs.

The receipt of $14,738,000 in new capital from the Capital Purchase Program established by the U.S. Department of the Treasury discussed in Note 9 to the interim financial statements will provide additional liquidity in the short term. However, it is anticipated that these funds will be used to fund new and existing loan commitments within twelve months.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at March 31, 2009. The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Village Bank and Trust Financial Corp.
Interest Rate Sensitivity GAP Analysis
March 31, 2009
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$30,311	$14,933	$33,294	$18,862	$150,113	$247,513
Variable rate	154,677	5,866	5,361	11,027	48,537	225,468
Investment securities	-	-	-	860	24,947	25,807
Loans held for sale	9,532	-	-	-	-	9,532
Federal funds sold	11,382	-	-	-	-	11,382

Total rate sensitive assets	205,902	20,799	38,655	30,749	223,597	519,702
Cumulative rate sensitive assets	205,902	226,701	265,356	296,105	519,702

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	21,441	-	21,441
Money market accounts	31,546	-	-	-	-	31,546
Savings (2)	-	-	-	7,033	-	7,033
Certificates of deposit	64,116	98,465	154,771	57,304	9,689	384,345
FHLB advances	-	-		25,000	-	25,000
Trust Preferred Securities	-	-	-	-	8,764	8,764
Federal funds purchased	-	-	-	-	-	-
Other borrowings	15,090	-	-	-	-	15,090

Total rate sensitive liabilities	110,752	98,465	154,771	110,778	18,453	493,219
Cumulative rate sensitive liabilities	110,752	209,217	363,988	474,766	493,219

Rate sensitivity gap for period	$95,150	$(77,666)	$(116,116)	$(80,029)	$205,144	$26,483
Cumulative rate sensitivity gap	$95,150	$17,484	$(98,632)	$(178,661)	$26,483

Ratio of cumulative gap to total assets	16.4%	3.0%	(17.0)%	(30.8)%	4.6%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	185.9%	108.4%	72.9%	62.4%	105.4%
Ratio of cumulative gap to cumulative
rate sensitive assets	46.2%	7.7%	(37.2)%	(60.3)%	5.1%

(1) Includes nonaccrual loans of approximately $13,369,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At March 31, 2009, our assets that reprice within six months exceeded liabilities that reprice within six months by $17,484,000 and therefore we were in an asset positive position. An asset positive position, or positive gap, can adversely affect earnings in periods of falling interest rates, but can improve earnings in periods of rising interest rates.

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

Presented below is a discussion of those accounting policies that management believes are the most important accounting policies to the portrayal and understanding of our financial condition and results of operations. These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T – CONTROLS AND PROCEDURES

Based upon an evaluation as of March 31, 2009 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.
(Registrant)

Date: May 14, 2009	By: /s/ Thomas W. Winfree
Thomas W. Winfree
President and
Chief Executive Officer

Date: May 14, 2009	By: /s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibit

Number	Document

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350