Form 10-Q
period 2009-06-30
Village Bank & Trust Financial Corp.
filed 2009-08-14
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

4,230,628 shares of common stock, $4.00 par value, outstanding as of August 4, 2009

Village Bank and Trust Financial Corp.

Form 10-Q

TABLE OF CONTENTS

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
June 30, 2009 (unaudited) and December 31, 2008	3

Consolidated Statements of Income
For the Three and Six Months Ended
June 30, 2009 and 2008 (unaudited)	4

Consolidated Statements of Stockholders’ Equity
For the Six Months Ended
June 30, 2009 and 2008 (unaudited)	5

Consolidated Statements of Cash Flows
For the Six Months Ended
June 30, 2009 and 2008 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk 38

Item 4T. Controls and Procedures	38

Part II – Other Information

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Submission of Matters to a Vote of Security Holders	39

Item 5. Other Information	40

Item 6. Exhibits	40

Signatures	42

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
June 30, 2009 (Unaudited) and December 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$ 14,233,867	$ 13,107,245
Federal funds sold	16,201,871	13,493,584
Investment securities available for sale	20,406,023	24,300,962
Loans held for sale	19,520,283	4,325,746
Loans
Outstanding	480,245,383	470,918,182
Allowance for loan losses	(9,617,886)	(6,059,272)
Deferred fees	(92,140)	(195,896)
	470,535,357	464,663,014
Premises and equipment, net	27,759,795	28,173,518
Accrued interest receivable	3,156,115	3,499,793
Goodwill	7,422,141	7,422,141
Other real estate owned	4,625,967	2,932,100
Bank owned life insurance	5,140,781	5,099,022
Other assets	5,576,869	5,390,868

	$ 594,579,069	$ 572,407,993

Liabilities and Stockholders' Equity
Liabilities
Deposits	$ 483,663,351	$ 466,232,043
Trust preferred securities	8,764,000	8,764,000
Federal home loan bank advances	25,000,000	25,000,000
Other borrowings	16,432,991	23,962,898
Accrued interest payable	822,577	1,014,534
Other liabilities	1,014,430	1,271,944
Total liabilities	535,697,349	526,245,419

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference,
1,000,000 shares authorized, 14,738 shares issued and outstanding	58,952	-
Common stock, $4 par value - 10,000,000 shares authorized;
4,230,628 shares issued and outstanding at June 30, 2009
4,229,372 shares issued and outstanding at December 31, 2008	16,922,512	16,917,488
Additional paid-in capital	40,498,332	25,737,048
Retained earnings	1,449,751	3,453,788
Warrant	732,479	-
Discount on preferred stock	(708,660)	-
Accumulated other comprehensive income (loss)	(71,646)	54,250
Total stockholders' equity	58,881,720	46,162,574

	$ 594,579,069	$ 572,407,993

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income
Loans	$ 8,136,161	$ 6,739,632	$ 16,145,858	$ 13,248,190
Investment securities	286,519	90,615	622,977	233,933
Federal funds sold	5,136	39,280	12,409	146,115
Total interest income	8,427,816	6,869,527	16,781,244	13,628,238

Interest expense
Deposits	3,824,352	3,321,309	7,827,808	7,016,552
Borrowed funds	435,569	360,347	878,874	638,276
Total interest expense	4,259,921	3,681,656	8,706,682	7,654,828

Net interest income	4,167,895	3,187,871	8,074,562	5,973,410
Provision for loan losses	3,100,000	498,024	4,200,000	747,378
Net interest income after provision
for loan losses	1,067,895	2,689,847	3,874,562	5,226,032

Noninterest income
Service charges and fees	452,636	271,621	825,755	478,746
Gain on sale of loans	1,509,971	608,344	2,453,087	1,034,861
Loss on Sale of equipment	(38,234)	-	(37,873)	-
Rental Income	40,349	-	82,019	-
Other	71,022	102,161	169,141	226,908
Total noninterest income	2,035,744	982,126	3,492,129	1,740,515

Noninterest expense
Salaries and benefits	2,558,276	1,869,578	5,022,890	3,716,100
Occupancy	417,457	263,682	861,500	516,285
Equipment	202,305	174,930	457,924	348,205
Supplies	124,773	109,895	250,598	206,322
Professional and outside services	456,108	350,034	891,749	691,122
Advertising and marketing	86,675	77,355	158,170	126,216
Other real estate owned expenses	905,592	-	945,515	30,354
Other operating expense	1,052,343	555,524	1,592,081	919,560
Total noninterest expense	5,803,529	3,400,998	10,180,427	6,554,164

Net income (loss) before income taxes	(2,699,890)	270,975	(2,813,736)	412,383
Income tax (benefit) expense	(917,962)	92,131	(956,671)	140,209

Net income (loss)	(1,781,928)	178,844	(1,857,065)	272,174

Preferred stock dividends	123,153	-	123,153	-
Net income (loss) available to common
shareholders	$ (1,905,081)	$ 178,844	$ (1,980,219)	$ 272,174

Earnings per share, basic	$ (0.45)	$ 0.07	$ (0.47)	$ 0.10
Earnings per share, diluted	$ (0.45)	$ 0.07	$ (0.47)	$ 0.10

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

							Accumulated
			Additional	Retained		Discount on	Other
	Preferred	Common	Paid-in	Earnings		Preferred	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Stock	Income (loss)	Total

Balance, December 31, 2008	$ -	$ 16,917,488	$ 25,737,048	$ 3,453,788	$ -	$ -	$ 54,250	$ 46,162,574
Issuance of preferred stock	58,952	-	14,679,048	-	732,479	(732,479)	-	14,738,000
Amortization of preferred stock
discount	-	-	-	(23,818)	-	23,819	-	1
Preferred stock dividend	-	-	-	(123,153)	-	-	-	(123,153)
Issuance of common stock	-	5,024	(5,024)	-		-	-	-
Stock based compensation	-	-	87,260	-	-	-	-	87,260
Minimum pension adjustment
(net of income taxes of $1,459)	-	-	-	-	-	-	4,290	4,290
Net income (loss)	-	-	-	(1,857,066)	-	-	-	(1,857,066)
Change in unrealized gain
(loss) on securities
available for sale (net of
income taxes of $44,263)	-	-	-	-	-	-	(130,186)	(130,186)
Total comprehensive
income (loss)	-	-	-	-	-	-	-	(1,982,962)

Balance, June 30, 2009	$ 58,952	$ 16,922,512	$ 40,498,332	$ 1,449,751	$ 732,479	$ (708,660)	$ (71,646)	$ 58,881,719

Balance, December 31, 2007	$ -	$ 10,303,940	$ 13,726,269	$ 2,985,697	-	-	$ (122,607)	$ 26,893,299
Issuance of common stock	-	185,112	265,249	-	-	-	-	450,361
Stock based compensation	-	-	33,942	-	-	-	-	33,942
Minimum pension adjustment
(net of income taxes of $729)	-	-	-	-	-	-	4,290	4,290
Net income	-	-	-	272,174	-	-	-	272,174
Change in unrealized gain
(loss) on securities
available for sale (net of income
taxes of $5,571)	-	-	-	-	-	-	(83,912)	(83,912)
Total comprehensive
income (loss)	-	-	-	-	-	-	-	192,552

Balance, June 30, 2008	$ -	$ 10,489,052	$ 14,025,460	$ 3,257,871	$ -	$ -	$ (202,229)	$ 27,570,154

See accompanying notes to consolidated financial statements.

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$ (1,857,066)	$ 272,174
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	619,533	330,813
Provision for loan losses	4,200,000	747,378
Gain on securities	(8,061)	(23,194)
Gain on loans sold	(2,453,087)	(1,034,861)
Loss on sale of premises and equipment	(37,872)	-
Stock compensation expense	87,260	33,942
Amortization of preferred stock discount	23,819
Proceeds from sale of mortgage loans	114,618,514	45,160,669
Origination of mortgage loans for sale	(127,359,964)	(45,152,496)
Amortization of premiums and accretion
discounts on securities, net	24,444	(25,509)
Increase (decrease) in interest receivable	343,678	(12,237)
Increase in other assets	(1,834,612)	(3,520,644)
Decrease in interest payable	(191,957)	(39,037)
Decrease in other liabilities	(404,485)	(524,969)
Net cash used in operating activities	(14,229,856)	(3,787,971)

Cash Flows from Investing Activities
Purchases of available for sale securities	(6,230,297)	(994,374)
Maturities and calls of available for sale securities	9,895,942	9,396,145
Net increase in loans	(10,072,343)	(16,773,542)
Purchases of premises and equipment	(574,454)	(5,948,005)
Proceeds from sale of premises and equipment	406,516	-
Net cash used in investing activities	(6,574,636)	(14,319,776)

Cash Flows from Financing Activities
Issuance of preferred stock	14,738,000
Issuance of common stock	-	450,361
Net increase (decrease) in deposits	17,431,308	(13,614,567)
Federal Home Loan Bank borrowings	-	13,000,000
Net increase (decrease) in other borrowings	(7,529,907)	8,674,683

Net cash provided by financing activities	24,639,401	8,510,477

Net increase (decrease) in cash and cash equivalents	3,834,909	(9,597,270)
Cash and cash equivalents, beginning of period	26,600,829	22,115,004

Cash and cash equivalents, end of period	$ 30,435,738	$ 12,517,734

Supplemental Schedule of Noncash Activities
Real estate owned assets acquired in settlement of loans	$ 3,743,473	$ 1,964,856

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

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

Note 3 - Earnings per common share

Basic earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. For the three month periods ended June 30, 2009 and 2008, the weighted-average number of common shares totaled 4,230,603 and 2,609,835, respectively. For the six month periods ended June 30, 2009 and 2008, the weighted –average number of common shares totaled 4,230,293 and 2,593,192, respectively. Diluted earnings per share reflect the potential dilution of securities that could share in the net income of the Company. Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. For the three month periods ended June 30, 2009 and 2008, the weighted-average number of common shares on a fully diluted basis totaled 4,230,603 and 2,627,111, respectively For the six month periods ended June 30, 2009 and 2008, the weighted-average number of common shares on a fully diluted basis totaled 4,230,293 and 2,614,668, respectively. Options and warrants to acquire 333,955 and 499,029 shares respectively of common stock were anti-dilutive for the three and six month period ended June 30, 2009 and thus excluded from the computation of fully diluted earnings per share, and 98,350 were anti-dilutive for the three and six month periods ended June 30, 2008.

Note 4 – Incentive plans

The company has a stock incentive plan which authorizes the issuance of up to 455,000 shares of common stock to assist the Company in recruiting and retaining key personnel.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Six Months Ended June 30,
	2009				2008
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	247,410	$ 10.26	$ 4.70		247,410	$ 10.26	$ 4.70
Granted	-	-	-		-	-	-
Forfeited	-	-	-		(2,250)	11.77	5.29
Exercised	-	-	-		-	-	-
Options outstanding,
end of period	247,410	$ 10.26	$ 4.70	$ -	245,160	$ 10.25	$ 4.69	$ -
Options exercisable,
end of period	298,600				227,660

During the first quarter of 2009, we granted to certain officers 26,592 restricted shares of common stock with a weighted average fair market value of $4.60 at the date of grant. These restricted stock awards have three-year graded vesting and the performance shares cliff vest at the end of the three years. The number of performance shares that ultimately vest is dependent upon achieving specific performance targets. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock and performance share awards was 33,998 and 9,428 at June 30, 2009 and 2008, respectively.

Stock-based compensation expense was $87,260 and $33,942 for the six months ended June 30, 2009 and 2008, respectively. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of June 30, 2009 and 2008 was $399,665 and $189,003, respectively. Of the $399,665 of unamortized compensation at June 30, 2009, $91,055 relates to performance based restricted stock awards. The time based unamortized compensation of $308,610 is expected to be recognized over a weighted average period of 2.39 years.

Note 5 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at June 30, 2009 was 2.77%. The securities may be redeemed at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 6 – Deposits

Deposits as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%

Noninterest bearing demand	$ 44,085,257	9.11%	$ 34,483,360	7.40%
Now	22,416,254	4.63%	17,427,061	3.74%
Money market	57,342,345	11.86%	30,002,756	6.43%
Savings	6,289,819	1.30%	5,387,829	1.15%
Time deposits of $100,000 and over	116,028,526	24.00%	120,750,254	25.90%
Other time deposits	237,501,150	49.10%	258,180,783	55.38%

Total	$ 483,663,351	100.00%	$ 466,232,043	100.00%

Note 7 – Business Combination

On September 30, 2008 the Company acquired River City Bank for approximately $20,720,000. The total consideration included approximately $16,269,000 of common stock, representing approximately 1,441,000 shares, and cash of $3,962,244 paid to shareholders of River City Bank. The transaction requires no future contingent consideration payments. The merger of the Company and River City Bank resulted in a combined company with approximately $572 million in assets and increases the Company’s presence in Henrico County and establishes a presence in Hanover County continuing our goal of expanding our franchise into other counties in the Richmond metropolitan area.

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

Real estate owned: Real estate owned assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, real estate owned assets are carried at net realizable value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets and liabilities measured at fair value under SFAS No. 157 on a recurring and non-recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurement
	at June 30, 2009 Using
	(In Thousands)

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring
US Government Agencies	$ 13,654		$ 13,654
MBS	5,062		5,062
Other available for sale (1)	1,690		1,690

Financial Assets-Non-Recurring
Impaired loans	18,795			$ 18,795
Real estate owned				4,626
Residential loans held for sale	19,520		19,520

(1) Excludes restricted stock.

The following tables present the changes in the Level 3 fair value category for the six months ended June 30, 2009.

	Impaired	Real Estate
	Loans	Owned	Total Assets

Balance at December 31, 2008	$ 8,528	$ 2,932	$ 11,460
Total realized and unrealized gains (losses)
Included in earnings	-	29	29
Included in other comprehensive income	-		-
Purchases, sales, issuances and other settlements, net	-		29
Transfers in and/or out of Level 3	10,267	1,665	11,932
Balance at June 30, 2009	$ 18,795	$ 4,626	$ 23,450

Fair Value Measurement
at December 31, 2008 Using
(In Thousands)

Quoted Prices
in Active
		Markets for	Other	Significant
		Indentical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets-Recurring
Available for sale investment securities (1)	$ 24,301	-	$ 24,301	-
Residential loans held for sale	$ 4,326	-	$ 4,326	-

Financial Assets-Non-Recurring
Impaired loans	$ 8,528	-	-	$ 8,528
Real estate owned				2,932

(1) Excludes restricted stock.

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

Investment securities – The fair value of investment securities available-for-sale is estimated based on bid quotations received from independent pricing services for similar assets. The carrying amount of other investments approximates fair value.

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

Off-balance-sheet instruments –The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to extend credit, including letters of credit, is estimated to approximate their aggregate book balance and is not considered material and therefore not included in the following table.

	June 30,		December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash and cash equivalents	$ 30,435,738	$ 30,435,738	$ 26,612,829	$ 26,612,829
Investment securities available for sale	20,406,023	20,406,023	24,300,962	24,300,962
Loans held for sale	19,520,283	19,520,283	4,325,746	4,325,746
Loans	470,535,357	496,189,327	464,663,014	506,263,603
Accrued interest receivable	3,156,115	3,156,115	3,499,793	3,499,793

Financial liabilities
Deposits	483,663,351	470,879,596	466,232,043	442,567,544
FHLB borrowings	25,000,000	24,984,410	25,000,000	24,977,639
Trust preferred securities	8,764,000	8,764,000	8,764,000	8,764,000
Other borrowings	16,432,991	16,432,991	23,962,898	23,962,898
Accrued interest payable	822,577	822,577	1,014,534	1,014,534

Off-balance-sheet instruments
Undisbursed credit lines		58,945,000		80,040,000
Commitments to extend or originate
credit		31,088,000		30,195,000
Standby letters of credit		4,286,000		5,413,000

Note 9 – Capital Purchase Program

On May 1, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 14,738 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $4.00 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 499,029 shares of the Company’s common stock at an initial exercise price of $4.43 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $14,738,000 in cash. The fair value of the preferred stock was estimated using discounted cash flow methodology at an assumed market equivalent rate of 13%, with 20 quarterly payments over a five year period. The fair value of the warrant was estimated using the Black-Scholes option pricing model, with assumptions of 25% volatility, a risk-free rate of 2.03%, a yield of 6.162% and an estimated life of 5 years. The value attributed to the warrant is being accreted as a discount on the preferred stock using the effective interest rate method over five years.

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

Note 10 – Recent accounting pronouncements

On March 20, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. SFAS 161 also requires certain tabular formats for disclosing such information. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133. Among other things, SFAS 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements as a result of contingent credit-related features. The adoption of SFAS 161 did not have an impact on the Company’s financial statements.

On February 20, 2008, the FASB issued FASB Staff Position (“FSP”) 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”), which provides guidance on accounting for transfers of financial assets and repurchase financings.  FSP

140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”).  However, if certain criteria, as described in FSP 140-3, are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140.  If the linked transaction does not meet the requirements for sale accounting, the linked transaction shall generally be accounted for as a forward contract, as opposed to the current presentation, where the purchased asset and the repurchase liability are reflected separately on the balance sheet. FSP 140-3 is effective on a prospective basis for fiscal years beginning after November 15, 2008, with earlier application not permitted. The adoption of FSP 140-3 did not have an impact on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. The adoption of this statement did not have a material effect on our results of operations or financial position at this time.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP FAS 157-4 did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”)which amends disclosures about fair value of financial instruments. The FSP requires a public entity to provide disclosures about fair value of financial instruments in interim financial information. The Company elected to adopt the provisions of FAS 107-1 during the first quarter of 2009 and has included the required disclosures in its notes to unaudited condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairment” (“FSP 115-2”)which clarifies other-than-temporary impairment. FSP 115-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP 115-2 declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. The Company adopted FSP 115-2 during the first quarter of 2009. The adoption of this FSP 115-2 did not have a significant impact on the Company’s financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes standards under which an entity shall recognize and disclose events that occur after a balance sheet date but before the related financial statements are issued or are available to be issued. Statement 165 does not change the recording or recognition of subsequent events under generally accepted accounting principles but requires issuers to disclose the date through which subsequent events have been evaluated. For the financial statements and footnotes included in this Form 10-Q, subsequent events occurring prior to August 10, 2009 have been considered.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends SFAS 140 to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and the transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods that begin after November 15, 2009. The Company is currently assessing the impact, if any, that the adoption of SFAS No. 166 may have on its consolidated financial position and results of operations.

In June 2009, the FASB also issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS 168”). Upon the effective date of SFAS 168, the codification will become the sole source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the

FASB. SFAS 168 is effective for fiscal years and interim periods ending after September 15, 2009. Adoption of SFAS 168 as of September 30, 2009 is not expected to have a material impact on the Company’s consolidated financial position or results of operations as it does not alter existing GAAP.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 167 significantly changes the criteria for determining whether the consolidation of a variable interest entity is required.  SFAS 167 also addresses the effect of changes required by SFAS No. 166 on FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) and concerns regarding the application of certain provisions of FIN 46(R), including concerns that the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an entity’s involvement in a variable interest entity.  SFAS 167 is effective for interim and annual reporting periods that begin after November 15, 2009.  The Company is currently assessing the impact, if any, that the adoption of SFAS 167 may have on its consolidated financial position and results of operations.

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

Our total assets increased to $594,579,000 at June 30, 2009 from $572,408,000 at December 31, 2008, an increase of $22,171,000, or 3.9%. The increase in assets resulted primarily from increases in loans held for sale of $15,195,000, net portfolio loans of $5,872,000, and other assets of $1,922,000. The net increase in assets was funded by a $17,431,000 increase in deposits and the receipt of the capital investment under the government’s Capital Purchase Program of $14,738,000, offset by a decrease in borrowings of $7,530,000.

The following presents management’s discussion and analysis of the financial condition of the Company at June 30, 2009 and December 31, 2008, and results of operations for the Company for the three and six month periods ended June 30, 2009 and 2008. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission as well as the second quarter 2009 financial statements and notes thereto appearing elsewhere in this report.

Results of operations

For the three months ended June 30, 2009, the Company had a loss totaling $(1,782,000), and a net loss available to common shareholders of $(1,905,000), or $(0.45) per fully diluted share, compared to net income of $179,000, or $0.07 per fully diluted share, for the same period in 2008. For the six months ended June 30, 2009, the Company had a loss totaling $(1,857,000), and a net loss available to common shareholders of $(1,980,000), or $(.47) per share on a fully diluted basis, compared to $272,000 or $0.10 per share on a fully diluted basis, for the same period in 2008. This represents decreases in profitability (net income (loss) available to shareholders) of $2,084,000, or 1164%, and $2,252,000 and 828% for the three and six month periods, respectively.

The decline in net earnings during the second quarter ended June 30, 2009 compared to the same period in 2008 is primarily a result of:

•	an increase in net interest income of $980,000,
•	an increase in the provision for loan losses of $2,602,000,
•	an increase in gain on sale of loans of $902,000, and
•	an increase in noninterest expenses of $2,403,000.

The increase in net interest income is primarily attributable to the merger with River City Bank. The increase in the provision for loan losses is attributable to deteriorating asset quality and is discussed following under Asset Quality and Provision for Loan Losses. The increase in gain on sale of loans is attributable to increased loan production by the mortgage banking subsidiary of the Bank. The mortgage subsidiary closed $78,031,000 in mortgage loans in the second quarter of 2009 compared to $25,984,000 in the second quarter of 2008. And the increase in noninterest expenses is attributable to the merger with River City Bank as well as an increase in expenses related to other real estate owned of $906,000 and a special FDIC insurance assessment of $266,000.

On October 1, 2008, River City Bank was merged into Village Bank adding approximately $157.7 million in assets at the time of merger. The financial statements of the Company for the second quarter of 2009 reflect the combined operations of the Company and River City Bank whereas the financial statements for the second quarter of 2008 do not. This merger has had a significant affect on the Company’s results of operations. A significant, and in certain instances dominant, component of the changes in the Company’s results of operations between the second quarter of 2008 and the second quarter of 2009 is attributable to the merger.

Net interest income and net interest margin

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

Net interest income for the second quarter of $4,168,000 represents an increase of $980,000, or 31%, compared to the second quarter of 2008, and an increase of $261,000, or 7%, compared to the first quarter of 2009.

Net interest margin is calculated by dividing net interest income by average earning assets. Net interest margin may be affected by interest on nonaccrual loans as any accrued but unpaid interest is deducted from interest income when a loan is placed on nonaccrual status. Conversely, if a nonaccrual loan is returned to performing status, the accrued but unpaid interest is added back to interest income. As our nonaccrual loans have increased, the effect on nonaccrual interest has been more significant (see discussion of nonaccrual loans under Asset Quality and Provision for Loan Losses). Management believes presenting our actual net interest margin and our net interest margin adjusted for nonaccrual interest for the indicated periods is meaningful to the reader in understanding operating performance. Our net interest margin over the last several quarters is provided in the following table:

		Adjusted
		for Interest
		On Non-
Quarter Ended	Actual	Accrual Loans

June 30, 2008	3.53%	3.39%
September 30, 2008	3.35%	3.39%
December 31, 2008	3.10%	3.14%
March 31, 2009	3.04%	3.17%
June 30, 2009	3.17%	3.27%

In the last quarter of 2008, our net interest margin (adjusted for the effect of interest on nonaccrual loans) declined to 3.14% from 3.39% the prior two quarters. Our margin in the fourth quarter of 2008 was negatively impacted by the merger with River City Bank. However, the net interest margin (adjusted for the affect of interest on nonaccrual loans) has increased in both quarters of 2009 as our cost of funds has decreased in response to the overall decline in interest rates and we have been successful in adding interest rate floors to loans acquired in the merger with River City Bank.

The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial services industry to determine how profitably earning assets are funded.

Margin compression from declining interest rates over the last two years has been a significant factor in our decline in profitability over that period. As interest rates were reduced by the Federal Reserve during 2007 and 2008 in reaction to the declining economy, our margin was compressed as our deposits generally do not reprice as quickly as our loans. Because our deposits continue to reprice downward and the yield on interest earning assets appears to be stabilizing, we expect the upward trend in out net interest margin experienced the first two quarters of 2009 will continue. However, given the continued depressed economy and the potential impact on interest income from new nonaccrual loans, no assurance can be provided that this will occur.

Average interest-earning assets for the first six months of 2009 increased by $185,983,000, or 47%, compared to the first six months of 2008. The increase in interest-earning assets was due primarily to the merger with River City Bank. The average yield on interest-earning assets decreased to 6.45% for the first six months of 2009 compared to 7.57% for the first six months of 2008. Many of our loans are indexed to short-term rates affected by the Federal Reserve’s decisions about short-term interest rates, and, accordingly, as the Federal Reserve increases or decreases short-term rates, the yield on interest-earning assets is affected. As the Federal Reserve decreased interest rates starting in 2007 and into 2008, decreasing short-term interest rates by 5% over twelve months, the average yield on our interest-earning assets decreased. In addition, the yield on loans was negatively affected by the merger with River City Bank as it was generally not the practice of River City Bank’s management to place floors on loans. As a result, River City Bank’s yield on variable rate loans declined with short-term interest rates.

Our average interest-bearing liabilities increased by $147,509,000, or 43%, for the first six months of 2009 compared to the first six months of 2008. The growth in interest-bearing liabilities was primarily due to the merger with River City Bank. The average cost of interest-bearing liabilities decreased to 3.57% for the first six months of 2009 from 4.47% for the first six months of 2008. The principal reason for the decrease in liability costs was the reduction in short-term interest rates by the Federal Reserve. See our discussion of interest rate sensitivity below for more information.

The following tables illustrate average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders' equity and related income, expense and corresponding weighted-average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances. We had no tax exempt assets for the periods presented.

Average Balance Sheets
(In thousands)

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$ 477,692	$ 7,977	6.70%	$ 345,454	$ 6,685	7.78%
Investment securities	23,231	286	4.94%	6,693	91	5.47%
Loans held for sale	13,112	160	4.89%	3,772	55	5.86%
Federal funds and other	13,528	5	0.15%	7,606	39	2.06%
Total interest earning assets	527,563	8,428	6.41%	363,525	6,870	7.60%

Allowance for loan losses	(7,080)			(3,620)
Cash and due from banks	13,124			7,430
Premises and equipment, net	27,858			23,422
Other assets	25,790			12,591
Total assets	$ 587,255			$ 403,348

Interest bearing deposits
Interest checking	$ 21,982	$ 79	1.44%	$ 11,513	$ 34	1.19%
Money market	35,708	159	1.79%	27,898	124	1.79%
Savings	7,219	21	1.17%	3,954	11	1.12%
Certificates	373,657	3,566	3.83%	262,976	3,152	4.82%
Total deposits	438,566	3,825	3.50%	306,341	3,321	4.36%
Borrowings	49,161	436	3.56%	41,989	360	3.45%
Total interest bearing liabilities	487,727	4,261	3.50%	348,330	3,681	4.25%
Noninterest bearing deposits	40,729			25,593
Other liabilities	2,678			1,744
Total liabilities	531,134			375,667
Equity capital	56,122			27,681
Total liabilities and capital	$ 587,256			$ 403,348

Net interest income before
provision for loan losses		$ 4,167			$ 3,189

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			2.90%			3.35%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.17%			3.53%

Average Balance Sheets
(In thousands)

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$ 476,062	$ 15,905	6.74%	$ 340,721	$ 13,151	7.76%
Investment securities	24,479	623	5.13%	8,777	234	5.36%
Loans held for sale	9,647	241	5.04%	3,276	97	5.95%
Federal funds and other	14,415	12	0.17%	9,202	146	3.19%
Total interest earning assets	524,603	16,781	6.45%	361,976	13,628	7.57%

Allowance for loan losses	(6,653)			(3,533)
Cash and due from banks	12,917			6,777
Premises and equipment, net	27,988			21,186
Other assets	25,282			11,748
Total assets	$ 584,137			$ 398,154

Interest bearing deposits
Interest checking	$ 20,562	$ 146	1.43%	$ 11,215	$ 61	1.09%
Money market	33,052	291	1.78%	26,723	293	2.20%
Savings	6,635	39	1.19%	3,657	21	1.15%
Certificates	381,254	7,352	3.89%	270,486	6,641	4.94%
Total deposits	441,503	7,828	3.58%	312,081	7,016	4.52%
Borrowings	50,378	879	3.52%	32,291	638	3.97%
Total interest bearing liabilities	491,881	8,707	3.57%	344,372	7,654	4.47%
Noninterest bearing deposits	38,368			24,461
Other liabilities	2,403			1,867
Total liabilities	532,652			370,700
Equity capital	51,484			27,454
Total liabilities and capital	$ 584,136			$ 398,154

Net interest income before
provision for loan losses		$ 8,074			$ 5,974

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			2.88%			3.10%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.10%			3.32%

Asset Quality and Provision for Loan Losses

Provisions for loan losses for the three months ended June 30, 2009 was $3,100,000 compared to $498,000 for the three months ended June 30, 2008. The provision for loan losses for the six months ended June 30, 2009 was $4,200,000 compared to $747,000 for the six months ended June 30, 2008. The 522% and 462% increases when comparing the three and six month periods, respectively. The increase in the provision for loan losses in 2009 when compared to 2008 reflects a higher level of problems loans, management’s concern about the uncertainty in the economy, and the current nationwide credit crisis.

Nonperforming assets consisting of nonaccrual loans and other real estate owned for the indicated periods is as follows (dollars in thousands):

	June 30,	March 31,	December 31,
	2009	2009	2008

Nonaccrual loans
Number	96	49	36
Amount	$ 18,795	$ 13,369	$ 8,528
Other real estate owned	4,626	3,967	2,932

	$ 23,421	$ 17,336	$ 11,460

Percentage of total assets	3.94%	2.99%	2.00%

The increase in nonperforming assets in the second quarter of 2009 reflects the continued decline in the economy and related stress on our lending relationships. Our approach to troubled lending relationships is to work with the borrower to the extent possible and still adhere to strong credit management guidelines. If the economy continues to be depressed at the levels we have experienced in the latter part of 2008 and into 2009, nonperforming assets could continue to increase. See our discussion of the allowance for loan losses under Allowance for loan losses and Critical accounting policies below.

In addition to the nonperforming assets at June 30, 2009, there were twenty-four loans past due 90 days or more and still accruing interest totaling $1,670,000, down significantly from forty-three loans totaling $6,197,000 at December 31, 2008. We believe that these assets are adequately collateralized and are currently recorded at realistically recoverable values. However, economic circumstances related to specific credit relationships are changing, which may impact our assessments of collectability.

The following table reflects details related to asset quality and allowance for loan losses of Village Bank (dollars in thousands):

	Six Months	Year	Six Months
	Ended	Ended	Ended
	June 30,	Dec. 31,	June 30,
	2009	2008	2008

Loans 90+ days past due	$ 1,670	$ 6,197	$ 1,984

Nonaccrual loans	$ 18,795	$ 8,528	$ 4,621

Other real estate owned	$ 4,626	$ 2,932	$ 1,777

Allowance for loan losses
Beginning balance	$ 6,059	$ 3,853	$ 3,469
Provision for loan losses	4,200	744	747
River City Bank acquisition	-	2,404	-
Charge-offs	(651)	(1,337)	(742)
Recoveries	10	395	26
Ending balance	$ 9,618	$ 6,059	$ 3,500

Ratios
Allowance for loan losses to
Loans, net of unearned income	2.00%	1.29%	1.02%
Nonaccrual loans	51.17%	71.05%	75.74%
Nonperforming assets to total assets	3.94%	2.00%	1.59%

Noninterest income

Noninterest income increased from $982,126 for the three months ended June 30, 2008 to $2,036,000 for the three months ended June 30, 2009, an increase of $1,051,000 or 107%. Noninterest income also increased from $1,741,000 for the first six months of 2008 to $3,492,000 for the first six months of 2009, an increase of $1,751,000 or 101%. These increases in noninterest income are primarily a result of higher gain on loan sales and fees from increased loan production by our mortgage banking subsidiary as well as higher service charges and fees from our branch network. The merger with River City Bank in the fourth quarter of 2008 added five branches to our branch network. Our mortgage banking subsidiary has experienced significant increase in loan production as a result of low mortgage interest rates.

Noninterest expense

Noninterest expense for the three months ended June 30, 2009 was $5,804,000 compared to $3,401,000 for the three months ended June 30, 2008, an increase of $2,403,000 or 71%. Noninterest expense for the six months ended June 30, 2009 totaled $10,180,000, an increase of $3,626,000, or 55% from $6,554,000 for the six months ended June 30, 2008. The increases were primarily a result of the merger with River City Bank. Salaries and benefits increased by $689,000 or 37% from $1,869,000 for the three months ended June 30, 2008 to $2,558,000 for the three months ended June 30, 2009 and increasing from $3,716,000 for the six months ended June 30, 2008 to $5,023,000 for the six months ended June 30, 2009. Occupancy costs increased by $154,000 from $264,000 for the three months ended June 30, 2008 to $418,000 for the three months ended June 30, 2009 and increasing from $516,285 for the six months ended June 30, 2008 to $861,000 for the six months ended June 30, 2009.

In addition to increases in noninterest expense from the merger with River City bank, expenses related to other real estate owned (as a result of foreclosure) as well as a special FDIC insurance premium assessment in the second quarter of 2009 contributed to the increases. Expenses related to other real estate owned increased by $875,000 from the second quarter of 2008 to the second quarter of 2009, from $31,000 in 2008 to $906,000 in 2009. The significant increase in other real estate owned expenses is related to write downs of such real estate due to declining values. Such expenses increased from $31,000 for the six months ended June 30, 2008 to $946,000 for the six months ended June 30, 2009. In the second quarter of 2009, the FDIC assessed all banks with a special insurance premium assessment. This special assessment was $266,000 and was the primary reason the FDIC insurance premium expense increased by $284,000 when comparing the second quarter 2009 to the same period in 2008 and by $286,000 for the comparative six months.

Income taxes

The benefit for income taxes of $(957,000) for the six months ended June 30, 2009 is based upon the results of operations. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. We determined that a valuation allowance was not required for deferred tax assets as of June 30, 2009. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded a franchise tax expense of $166,000 and $106,000 for the six months ended June 30, 2009 and 2008, respectively.

Loan portfolio

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%

Commercial	$ 47,063	9.8%	$ 52,438	11.1%
Real estate - residential	88,769	18.5%	84,612	18.0%
Real estate - commercial	234,032	48.7%	220,400	46.8%
Real estate - construction	100,616	21.0%	103,161	21.9%
Consumer	9,765	2.0%	10,307	2.2%

Total loans	480,245	100.0%	470,918	100.0%
Less: unearned income, net	(92)		(196)
Less: Allowance for loan losses	(9,618)		(6,059)

Total loans, net	$ 470,535		$ 464,663

Allowance for loan losses

The allowance for loan losses at June 30, 2009 was $9,618,000, compared to $6,059,000 at December 31, 2008. The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at June 30, 2009 and December 31, 2008 was 2.00% and 1.29%, respectively. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Six Months Ended
	June 30,
	2009	2008

Beginning balance	$ 6,059	$ 3,469
Provision for loan losses	4,200	747
Charge-offs
Commercial	(100)	(89)
Construction	(411)	(557)
Consumer	(140)	-
Mortgage	-	(96)
	(651)	(742)
Recoveries
Commercial	-	9
Construction	3	-
Consumer	7	17
	10	26

Ending balance	$ 9,618	$ 3,500

Loans outstanding at end of year (1)	$ 480,153	$ 343,400
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of year	2.00%	1.02%

Average loans outstanding for the year (1)	$ 476,062	$ 340,721
Ratio of net charge-offs to average loans
outstanding for the year	0.13%	0.22%

(1) Loans are net of unearned income.

Investment portfolio

At June 30, 2009 and December 31, 2008, all of our securities were classified as available-for-sale. The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(Dollars in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
June 30, 2009
US Government Agencies
Within one year	$ -	$ -	$ -	$ -	-
One to five years	-	-	-	-	-
More than five years	13,531	13,707	(53)	13,654	4.83%
Total	13,531	13,707	(53)	13,654	4.83%

Mortgage-backed securities
One to five years	974	975	15	$ 990	4.39%
More than five years	3,962	3,959	113	4,072	5.50%

Other investments
More than five years	2,000	1,971	(281)	1,690	5.65%

Total investment securities	$ 20,467	$ 20,612	$ (206)	$ 20,406	5.02%

December 31, 2008
US Government Agencies
Within one year	$ 360	$ 360	$ (4)	$ 356	4.22%
One to five years	-	-	-	-	-
More than five years	16,577	16,506	184	16,690	4.64%
Total	16,937	16,866	180	17,046	5.42%

Mortgage-backed securities
One to five years	1,100	1,100	15	1,115	4.39%
More than five years	4,346	4,392	(38)	4,354	5.53%

Other investments
More than five years	2,000	1,970	(184)	1,786	5.65%

Total investment securities	$ 24,383	$ 24,328	$ (27)	$ 24,301	5.14%

Investment securities available for sale that have an unrealized loss position at June 30, 2009 and December 31, 2008 are detailed below.

	Securities in a loss		Securities in a loss
	Position for less than		Position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair Value	Unrealized	Fair	Unrealized
June 30, 2009	Value	Losses	(Loss)	Losses	Value	Losses
(In Thousands)
Investment Securities
available for sale

US Government Agencies	$ 9,070	$ (119)	$ -	$ -	$ 9,070	$ (119)
Mortgage-backed securities	-	-	-	-	-	-
Other investments	-	-	1,690	(281)	1,690	(281)

Total	$ 9,070	$ (119)	$ 1,690	$ (281)	$ 10,760	$ (400)

	Securities in a loss		Securities in a loss
	Position for less than		Position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair Value	Unrealized	Fair	Unrealized
	Value	Losses	(Loss)	Losses	Value	Losses
December 31, 2008
(In Thousands)
Investment Securities
available for sale

US Government Agencies	$ 1,350	$ (9)	$ -	$ -	$ 1,350	$ (9)
Mortgage-backed securities	3,044	(40)			3,044	(40)
Other investments	1,786	(184)	-	-	1,786	(184)

Total	$ 6,180	$ (233)	$ -	$ -	$ 6,180	$ (233)

Management does not believe that any individual unrealized loss as of June 30, 2009 and December 31, 2008 is other than a temporary impairment. These unrealized losses are primarily attributable to changes in interst rates. The
Company has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

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

Goodwill of $7,422,000 at June 30, 2009 was made up of $689,000 related to the Bank’s acquisition of Village Bank Mortgage Corporation in 2003, and $6,733,000 related to the merger with River City Bank in 2008. There was no impairment of goodwill at June 30, 2009.

Deposits

Total deposits increased by $17,431,000, or 4%, during the first six months of 2009 as compared to a decrease of $13,615,000, or 4%, during the first six months of 2008. For the first six months of 2009, demand deposit accounts, including money market accounts, increased by $41,931,000 and time deposits decreased by $25,401,000. While the deposits have increased during the first six months of 2009 the significant change is the mix of deposits. The change in the mix is attributable to management’s strategy to allow higher rate certificates of deposit leave the bank and attract new money market deposits offering a competitive rate. As a result, the cost of our interest bearing deposits declined to 3.50% for the second quarter of 2009 from 3.65% for the first quarter of 2009.

The mix of our deposits continues to be weighted toward time deposits, which represent 73% of our total deposits at June 30, 2009 as compared to 81% at December 31, 2008. However, as our branch network has increased and is more convenient to a larger segment of our targeted customer base, we have experienced a move to a higher percentage of our deposits in checking accounts. We are emphasizing checking account deposit growth at our existing branches.

The average cost of interest-bearing deposits for the first six months of 2009 was 3.58% compared to 4.52% for the first six months of 2008. This decrease in our average cost of interest-bearing deposits has mirrored the overall decrease in interest rates resulting from the actions by the Federal Reserve to decrease short-term interest rates. But just as importantly, our effort to increase checking accounts in our branches is working to reduce our cost of interest-bearing deposits. We expect this decrease in our cost of deposits to continue even if the Federal Reserve does not continue to decrease short-term interest rates, primarily due to repricing of time deposits.

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

The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $25,000,000 at June 30, 2009 and December 31, 2008. The FHLB advances are secured by the pledge of first mortgage loans, home equity loans and our FHLB stock.

Capital resources

Stockholders’ equity at June 30, 2009 was $58,882,000, compared to $46,163,000 at December 31, 2008. The $12,719,000 increase in equity during the first six months of 2009 was primarily due to the receipt of a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the TARP Program). The large increase in equity from the investment was offset by a net loss of $(1,857,066) and a $(126,000) other comprehensive loss related to the available for sale investments.

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank meets the criteria to be categorized as a “well capitalized” institution as of June 30, 2009.

During the first quarter of 2005 and the third quarter of 2007, the Company issued $5.2 and $3.6 million, respectively in Trust Preferred Capital Notes. The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands)

	June 30,	December 31,
	2009	2008

Tier 1 capital
Preferred stock	$ 14,029	$ -
Warrant surplus	733	-
Common stock	16,923	16,917
Additional paid-in capital	25,819	25,737
Retained earnings	1,450	3,454
Accumulated other comprehensive income	(72)	54
Total equity	58,882	46,162
Less: Net unrealized gains (losses) on
available for sale securities	(72)	54
Qualifying restricted core capital elements	8,500	8,500
Less: goodwill	(7,422)	(7,422)
Total Tier 1 capital	60,032	47,186

Tier 2 capital
Allowance for loan losses includible in Tier 2 (1)	6,231	6,059
Total Tier 2 capital	6,231	6,059

Total risk-based capital	66,263	53,245

Risk-weighted assets	$ 495,107	$ 500,689

Capital ratios
Tier 1 capital to risk-weighted assets	12.13%	9.42%
Total capital to risk-weighted assets	13.38%	10.6%
Leverage ratio (Tier 1 capital to
average assets)	10.33%	8.40%
Equity to total assets	9.90%	8.06%

(1) Amount is limited to 1.25 percent of the Company's gross risk weighted assets

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At June 30, 2009, cash, cash equivalents and investment securities available for sale totaled $50,842,000, or 8.6% of total assets, which we believe is adequate to meet short-term liquidity needs.

At June 30, 2009, we had commitments to originate $94,319,000 of loans as compared to $115,648,000 at December 31, 2008. The increase is primarily attributable to commitments to make mortgage loans by our mortgage company which will be sold in the secondary market. Fixed commitments to incur capital expenditures were less than $25,000 at June 30, 2009. Time deposits scheduled to mature in the 12-month period ending June 30, 2010 totaled $292,409,000 at June 30, 2009. Based on past experience, we believe that a significant portion of such deposits will remain with us. We further believe that loan repayments and other sources of funds such as deposit growth will be adequate to meet our foreseeable short-term and long-term liquidity needs.

The receipt of $14,738,000 in new capital from the Capital Purchase Program established by the U.S. Department of the Treasury discussed in Note 9 to the interim financial statements has provided additional liquidity in the short term. However, it is anticipated that these funds will be used to fund new and existing loan commitments within twelve months. In addition to the Preferred Shares, the Treasury Department received a warrant with a ten year exercise period to purchase

Interest rate sensitivity

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at June 30, 2009. The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Village Bank and Trust Financial Corp.
Interest Rate Sensitivity GAP Analysis
June 30, 2009
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 22,012	$ 13,036	$ 48,664	$ 26,253	$ 153,503	$ 263,468
Variable rate	144,372	4,200	4,622	15,346	48,237	216,777
Investment securities	-	-	-	696	19,710	20,406
Loans held for sale	19,520	-	-	-	-	19,520
Federal funds sold	16,202	-	-	-	-	16,202

Total rate sensitive assets	202,106	17,236	53,286	42,295	221,450	536,373
Cumulative rate sensitive assets	202,106	219,342	272,628	314,923	536,373

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	22,416	-	22,416
Money market accounts	57,342	-	-	-	-	57,342
Savings (2)	-	-	-	6,290	-	6,290
Certificates of deposit	109,220	88,239	94,950	52,819	8,302	353,530
FHLB advances	-	-		25,000	-	25,000
Trust Preferred Securities	-	-	-	-	8,764	8,764
Federal funds purchased	-	-	-	-	-	-
Other borrowings	16,433	-	-	-	-	16,433

Total rate sensitive liabilities	182,995	88,239	94,950	106,525	17,066	489,775
Cumulative rate sensitive liabilities	182,995	271,234	366,184	472,709	489,775

Rate sensitivity gap for period	$ 19,111	$ (71,003)	$ (41,664)	$ (64,230)	$ 204,384	$ 46,598
Cumulative rate sensitivity gap	$ 19,111	$ (51,892)	$ (93,556)	$ (157,786)	$ 46,598

Ratio of cumulative gap to total assets	3.2%	(8.7)%	(15.7)%	(26.5)%	7.8%
Ratio of cumulative rate sensitive
assets to cumulative rate
sensitive liabilities	110.4%	80.9%	74.5%	66.6%	109.5%
Ratio of cumulative gap to
cumulative rate sensitive assets	9.5%	(23.7)%	(34.3)%	(50.1)%	8.7%

(1) Includes nonaccrual loans of approximately $18,794,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At June 30, 2009, our liabilities that reprice within one year exceeded assets that reprice within one year by $93,556,000 and therefore we were in a liability-sensitive position. A negative gap can adversely affect earnings in periods of increasing interest rates. This negative position is due primarily to the short maturity of certificates of deposit.

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

Allowance for loan losses

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

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test.  Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life.  Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142.  The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed eight years.  Amortization expense charged to operations was $49,000 for the six months ended June 30, 2009.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T – CONTROLS AND PROCEDURES

Based upon an evaluation as of June 30, 2009 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.

ITEM 1A – Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in the Quarterly Reporttogether with those previously disclosed in the Form 10-K  or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in this Quarterly Report on Form 10-Q.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2009 Annual Meeting of Shareholders on Tuesday, May 26, 2009 at 6:00 p.m. at the Village Bank at Watkins Centre, 15521 Midlothian Turnpike, Midlothian, Virginia.

There were 3,357,007 shares represented in person or by proxy, which represented 79.4% of the outstanding shares. There was a quorum for all purposes.

The shareholders were asked to elect four directors for a term of three years each, one director for a two year term and one director for a one year term, consider and approve the compensation of executive officers as disclosed in this proxy statement and to ratify the appointment of the independent registered public accounting firm for the Company for 2009.

The votes cast for or withheld for the election of directors were as follows:

	For	Withheld
Class A Director
John T. Wash	3,206,706	150,271
Class B Director
Charles E. Walton	3,208,437	148,570
Class C Director
Donald J. Balzer, Jr.	3,204,615	152,392
Michael A. Katzen	3,199,324	157,683

Michael L. Toalson	3,205,219	151,788
O. Woodland Hogg, Jr.	3,206,615	150,392

The votes cast for or withheld to approve the compensation of executive officers were as follows:

For	Against	Abstain

3,037,706	275,357	43,944

The votes cast for, against or abstain to ratify the appointment of BDO Seidman, LLP as the independent registered public accounting firm for the Company for 2007 were as follows:

For	Against	Abstain

3,312,844	27,720	16,443

There were no broker non-votes in connection with the ratification of the appointment of BDO Seidman, LLP.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

3.1

Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009

4.1

Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009

4.2

Warrant to Purchase Shares of Common Stock, dated May 1, 2009, incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009

10.1

Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Corp. and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009

10.2

Side Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Corp. and the United States Department of the Treasury, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009

10.3	Form of Senior Executive Officer Waiver, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009

10.4	Form of Senior Executive Officer Consent Letter, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.
(Registrant)

Date: August 14, 2009	By: /s/ Thomas W. Winfree
Thomas W. Winfree
President and
Chief Executive Officer

Date: August 14, 2009	By: /s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibit

Number	Document

3.1

Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009

4.1

Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009

4.2

Warrant to Purchase Shares of Common Stock, dated May 1, 2009, incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009

10.1

Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Corp. and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009

10.2

Side Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Corp. and the United States Department of the Treasury, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009

10.3	Form of Senior Executive Officer Waiver, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009

10.4	Form of Senior Executive Officer Consent Letter, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350