Form 10-Q
period 2009-09-30
Village Bank & Trust Financial Corp.
filed 2009-11-16
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE EXCHANGE ACT

For the transition period from ______ to ______

__________

Commission file number: 0-50765

VILLAGE BANK AND TRUST FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Virginia	16-1694602
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15521 Midlothian Turnpike, Midlothian, Virginia	23113
(Address of principal executive offices)	(Zip code)

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

4,230,628 shares of common stock, $4.00 par value, outstanding as of November 6, 2009

Village Bank and Trust Financial Corp.

Form 10-Q

TABLE OF CONTENTS

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2009 (unaudited) and December 31, 2008	3

Consolidated Statements of Income
For the Three and Nine Months Ended
September 30, 2009 and 2008 (unaudited)	4

Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended
September 30, 2009 and 2008 (unaudited)	5

Consolidated Statements of Cash Flows
For the Nine Months Ended
September 30, 2009 and 2008 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	40

Part II – Other Information

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 4. Submission of Matters to a Vote of Security Holders	41

Item 5. Other Information	41

Item 6. Exhibits	41

Signatures	42

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
September 30, 2009 (Unaudited) and December 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$ 13,411,593	$ 13,107,245
Federal funds sold	25,440,149	13,493,584
Investment securities available for sale	46,047,797	24,300,962
Loans held for sale	7,086,594	4,325,746
Loans
Outstandings	471,568,965	470,918,182
Allowance for loan losses	(9,527,457)	(6,059,272)
Deferred fees	51,985	(195,896)
	462,093,493	464,663,014
Premises and equipment, net	27,779,142	28,173,518
Accrued interest receivable	3,557,419	3,499,793
Goodwill	7,422,141	7,422,141
Bank owned life insurance	9,174,256	5,099,022
Other real estate owned	11,249,080	2,932,101
Other assets	6,744,343	5,390,867

	$ 620,006,007	$ 572,407,993

Liabilities and Stockholders' Equity
Liabilities
Deposits	507,818,673	466,232,043
Trust preferred securities	8,764,000	8,764,000
FHLB advances	29,000,000	25,000,000
Other borrowings	16,474,581	23,962,898
Accrued interest payable	620,600	1,014,534
Other liabilities	966,137	1,271,944
Total liabilities	563,643,991	526,245,419

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference,
1,000,000 shares authorized, 14,738 shares issued and outstanding	58,952	-
Common stock, $4 par value - 10,000,000 shares authorized;
4,230,628 shares issued and outstanding at September 30, 2009
4,229,372 shares issued and outsanding at December 31, 2008	16,922,512	16,917,488
Additional paid-in capital	40,534,201	25,737,048
Retained earnings	(1,542,359)	3,453,788
Warrant	732,479	-
Discount on preferred stock	(672,855)	-
Accumulated other comprehensive income (loss)	329,086	54,250
Total stockholders' equity	56,362,016	46,162,574

	$ 620,006,007	$ 572,407,993

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2009 and 2008

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Interest income
Loans	$ 7,954,250	$ 6,594,602	$ 24,100,108	$ 19,842,792
Investment securities	373,158	80,871	996,135	314,804
Federal funds sold	6,798	49,745	19,207	195,860
Total interest income	8,334,206	6,725,218	25,115,450	20,353,456

Interest expense
Deposits	3,474,837	3,245,121	11,302,645	10,261,673
Borrowed funds	534,507	383,867	1,413,381	1,022,143
Total interest expense	4,009,344	3,628,988	12,716,026	11,283,816

Net interest income	4,324,862	3,096,230	12,399,424	9,069,640
Provision for loan losses	6,000,000	514,827	10,200,000	1,262,205
Net interest income after provision
for loan losses	(1,675,138)	2,581,403	2,199,424	7,807,435

Noninterest income
Service charges and fees	404,723	319,994	1,230,478	798,740
Gain on sale of loans	1,842,129	717,830	4,295,216	1,752,691
Gain (loss) on sale of fixed assets	(5,764)	57,827	(43,637)	57,827
Rental Income	54,834	-	128,141	-
Other	98,020	201,916	267,161	335,476
Total noninterest income	2,393,942	1,297,567	5,877,359	2,944,734

Noninterest expense
Salaries and benefits	2,718,326	1,867,306	7,741,216	5,583,406
Occupancy	466,187	399,190	1,318,975	822,126
Equipment	210,882	171,472	668,806	519,677
Supplies	126,407	114,250	377,005	320,572
Professional and outside services	402,952	344,378	1,294,701	1,035,500
Advertising and marketing	75,191	79,995	233,361	206,211
Other real estate owned expense	111,543	89,374	1,057,059	120,326
Other operating expense	805,143	481,478	2,397,223	1,400,441
Total noninterest expense	4,916,631	3,547,443	15,088,346	10,008,259

Net income (loss) before income taxes	(4,197,827)	331,527	(7,011,563)	743,910
Income tax benefit	(1,427,260)	112,719	(2,383,932)	252,928

Net income (loss)	(2,770,567)	218,808	(4,627,631)	490,982

Preferred stock dividends	185,739	-	308,892	-
Net income (loss) available to common
shareholders	$ (2,956,306)	$ 218,808	$ (4,936,523)	$ 490,982

Earnings (Loss) per share, basic	$ (0.70)	$ 0.08	$ (1.17)	$ 0.19
Earnings (Loss) per share, diluted	$ (0.70)	$ 0.08	$ (1.17)	$ 0.19

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2009 and 2008

							Accumulated
			Additional	Retained		Discount on	Other
	Preferred	Common	Paid-in	Earnings		Preferred	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Stock	Income (loss)	Total

Balance, December 31, 2008	$ -	$ 16,917,488	$ 25,737,048	$ 3,453,788	$ -	$ -	$ 54,250	$ 46,162,574
Issuance of preferred stock	58,952		$ 14,679,048		732,479	(732,479)		14,738,000
Amortization of preferred stock
discount				(59,624)		59,624		-
Preferred stock dividend				(308,892)				(308,892)
Issuance of common stock		5,024	(5,024)	-		-	-	-
Stock based compensation			123,129					123,129
Minimum pension adjustment
(net of income taxes of 2,188)							6,435	6,435
Net income		-	-	(4,627,631)	-	-	-	(4,627,631)
Change in unrealized gain
(loss) on securities
available for sale (net of
income taxes of $91,256)		-	-	-	-	-	268,401	268,401
Total comprehensive
income (loss)		-	-	-	-	-	-	(4,352,795)

Balance, September 30, 2009	$ 58,952	$ 16,922,512	$ 40,534,201	$(1,542,359)	$ 732,479	$ (672,855)	$ 329,086	$ 56,362,016

Balance, December 31, 2007	$ -	$ 10,303,940	$ 13,726,269	$ 2,985,697			$ (122,607)	$ 26,893,299
Issuance of common stock		424,652	525,712	-			-	950,364
Stock based compensation			49,914					49,914
Minimum pension adjustment
(net of income taxes of $2,188)							6,435	6,435
Net income	-	-	-	490,982	-	-	-	490,982
Change in unrealized gain
(loss) on securities
available for sale (net of income
taxes of $80,611)	-	-	-	-	-	-	(237,091)	(237,091)
Total comprehensive
income (loss)	-	-	-	-	-	-	-	260,326

Balance, September 30, 2008	$ -	$ 10,728,592	$ 14,301,895	$ 3,476,679	$ -	$ -	$ (353,263)	$ 28,153,903

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008

	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$ (4,627,631)	$ 490,982
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	907,351	519,091
Provision for loan losses	10,200,000	1,262,205
Gain on securities	(8,061)	(23,194)
Gain on loans sold	(4,295,216)	(1,752,691)
(Gain) loss on sale of premises and equipment	37,589	(57,827)
Stock compensation expense	123,129	49,914
Proceeds from sale of mortgage loans	190,689,712	75,414,262
Origination of mortgage loans for sale	(189,155,344)	(73,574,404)
Amortization of premiums and accrection of discounts on securities, net	148,794	(29,936)
Decrease in interest receivable	(57,626)	(46,317)
Increase in other assets	(13,877,017)	(3,403,619)
Increase (decrease) in interest payable	(393,934)	192,965
Decrease in other liabilities	(305,807)	(282)
Net cash used in operating activities	(10,614,061)	(958,851)

Cash Flows from Investing Activities
Purchases of available for sale securities	(33,331,406)	(994,375)
Maturities and calls of available for sale securities	11,850,002	9,396,186
Net increase in loans	(7,630,479)	(15,484,355)
Purchases of premises and equipment	(1,232,306)	(8,516,558)
Proceeds from sale of premises and equipment	681,741	1,144,897
Net cash used in investing activities	(29,662,448)	(14,454,204)

Cash Flows from Financing Activities
Issuance of preferred stock	14,738,000	-
Issuance of common stock	-	950,364
Net increase (decrease) in deposits	41,586,630	(616,943)
Federal Home Loan Bank borrowings	4,000,000	13,000,000
Net increase (decrease) in other borrowings	(7,488,317)	11,524,488
Dividends on preferred stock	(308,892)	-
Net cash provided by financing activities	52,527,421	24,857,909

Net increase in cash and cash equivalents	12,250,913	9,444,854
Cash and cash equivalents, beginning of period	26,600,829	22,115,004

Cash and cash equivalents, end of period	$ 38,851,742	$ 31,559,858

Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$ 8,941,954	$ 1,337,306

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

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) which, effective for all interim and annual periods ending after September 15, 2009, principally consist of the Financial Accounting Standards Board Accounting Standards Codification (“FASB Codification”). FASB Codification Topic 105: Generally Accepted Accounting Principles establishes the FASB codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the FASB Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the FASB Codification is superseded and deemed non-authoritative.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

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

Note 3 - Earnings per common share

Basic earnings per common share are computed by dividing the net income by the weighted-average number of common shares outstanding during the period. For the three month periods ended September 30, 2009 and 2008, the weighted-average number of common shares totaled 4,230,628 and 2,627,814, respectively. For the nine month periods ended September 30, 2009 and 2008, the weighted-average number of common shares totaled 4,230,406 and 2,604,814, respectively. Diluted earnings per share reflect the potential dilution of securities that could share in the net income of the Company. Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. For the three month periods ended September 30, 2009 and 2008, the weighted-average number of common shares on a fully diluted basis totaled 4,230,875 and 2,628,241, respectively For the nine month periods ended September 30, 2009 and 2008, the weighted-average number of common shares on a fully diluted basis totaled 4,230,516 and 2,612,577, respectively. Options and warrants to acquire 333,255 shares of common stock were anti-dilutive for the three and nine month periods ended September 30, 2009 and options to acquire 177,275 shares and 110,600 shares were anti-dilutive for the three and nine month periods ended September 30, 2008 and thus excluded from the computation of fully diluted earnings per share.

Note 4 – Incentive plans

The company has a stock incentive plan which authorizes the issuance of up to 455,000 shares of common stock to assist the Company in recruiting and retaining key personnel.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Nine Months Ended September 30,
	2009				2008
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	333,955	$ 9.63	$ 4.77		247,410	$ 10.26	$ 4.70
Granted	3,000	4.45	2.86		-	-	-
Forfeited	(700)	10.42	6.12		(2,250)	11.77	5.29
Exercised	-	-	-		(59,885)	-	4.46
Options outstanding,
end of period	336,255	$ 9.58	$ 4.75	$ -	185,275	$ 10.25	$ 4.77	$ -
Options exercisable,
end of period	300,900				167,775

During the first quarter of 2009, we granted to certain officers 26,592 restricted shares of common stock with a weighted average fair market value of $4.60 at the date of grant. These restricted stock awards have three-year graded vesting. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock and performance share awards was 22,238 and 9,069 at September 30, 2009 and 2008, respectively.

Stock-based compensation expense was $123,129 and $49,914 for the nine months ended September 30, 2009 and 2008, respectively. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of September 30, 2009 and 2008 was $360,247 and $173,031, respectively. Of the $360,247 of unamortized compensation at September 30, 2009, $91,055 relates to performance based restricted stock awards. The time based unamortized compensation of $269,192 is expected to be recognized over a weighted average period of 2.17 years.

Note 5 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at September 30, 2009 was 2.45%. The securities may be redeemed at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 6 – Deposits

Deposits as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%

Noninterest bearing demand	$ 40,506,192	7.51%	$ 34,483,360	7.40%
Now	34,500,133	6.39%	17,427,061	3.74%
Money market	114,534,276	21.22%	30,002,756	6.43%
Savings	7,158,337	1.33%	5,387,829	1.15%
Time deposits of $100,000 and over	105,488,507	19.56%	148,172,832	31.78%
Other time deposits	237,501,150	44.01%	230,758,201	49.49%

Total	$ 539,688,595	100.00%	$ 466,232,039	100.00%

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

Goodwill of $6.7 million has been recorded in this transaction which will not be amortizable and is not deductible for tax purposes. The Company also recorded $809,318 in core deposits intangibles which is being amortized over eight years using the straight line method.

The acquisition of River City Bank constituted a business combination and was accounted for using the purchase method of accounting. Accordingly the purchase price was allocated to the respective assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The excess of purchase price over the fair value of net assets was recorded as goodwill. The purchase price allocation as of December 31, 2008, is subject to revision in future periods, including adjustments that may be necessary upon the filing of the final tax returns of River City Bank.

Note 8 — Fair value

Effective January 1, 2008, the Company adopted the provisions of FASB Codification Topic 820: Fair Value Measurements which defines fair value, establishes a framework for measuring fair value under U.S GAAP, and expands disclosures about fair value measurements.

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact.

FASB Codification Topic 820: Fair Value Measurements and Disclosures establishes a hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair values hierarchy is as follows:

•	Level 1 Inputs— Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•

Level 2 Inputs — Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 Inputs - Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurement
	at September 30, 2009 Using
	(In Thousands)

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring
US Government Agencies	$ 39,736		$ 39,736
MBS	4,377		4,377
Other available for sale (1)	1,934		1,934

Financial Assets-Non-Recurring
Impaired loans	21,916			$ 21,916
Real estate owned	11,249			11,249
Residential loans held for sale	7,087		7,087

(1) Excludes restricted stock.

The following tables present the changes in the Level 3 fair value category for the nine months ended September 30, 2009.

	Impaired	Real Estate
	Loans	Owned	Total Assets

Balance at December 31, 2008	$ 8,528	$ 2,932	$ 11,460
Total realized and unrealized gains (losses)
Included in earnings	-	29	29
Included in other comprehensive income	-		-
	-		29
Transfers in and/or out of Level 3	13,388	8,288	21,676
Balance at September 30, 2009	$ 21,916	$ 11,249	$ 33,194

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

(1) Excludes restricted stock.

In general, fair value of securities is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon market prices determined by an outside, independent entity that primarily uses as inputs, observable market-based parameters. Fair value of loans held for sale is based upon internally developed models that primarily use as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth in the 2008 Form 10-K.

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

	September 30,		December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash and cash equivalents	$ 38,851,742	$ 38,851,742	$ 26,612,829	$ 26,612,829
Investment securities available for sale	46,047,797	46,047,797	24,300,962	24,300,962
Loans held for sale	7,086,594	7,086,594	4,325,746	4,325,746
Loans	462,093,493	465,742,133	464,663,014	506,263,603
Accrued interest receivable	3,557,419	3,557,419	3,499,793	3,499,793

Financial liabilities
Deposits	507,818,673	506,600,538	466,232,043	442,567,544
FHLB borrowings	29,000,000	29,116,300	25,000,000	24,977,639
Trust preferred securities	8,764,000	8,764,000	8,764,000	8,764,000
Other borrowings	16,474,581	16,474,581	23,962,898	23,962,898
Accrued interest payable	620,600	620,600	1,014,534	1,014,534

Off-balance-sheet instruments
Undisbursed credit lines		54,629,000		80,040,000
Commitments to extend or originate
credit		24,338,000		30,195,000
Standby letters of credit		4,382,782		5,413,000

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

Note 10- Investment portfolio

At September 30, 2009 and December 31, 2008, all of our securities were classified as available-for-sale. The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(Dollars in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
September 30, 2009
US Government Agencies
Within one year	$ -	$ -	$ -	$ -	-
One to five years	-	-	-	-	-
More than five years	38,213	39,480	256	39,736	3.52%
Total	38,213	39,480	256	39,736	3.52%

Mortgage-backed securities
One to five years	437	437	12	$ 449	4.25%
More than five years	3,773	3,770	159	3,929	5.41%

Other investments
More than five years	2,000	1,972	(38)	1,934	5.65%

Total investment securities	$ 44,423	$ 45,659	$ 389	$ 46,048	3.80%

December 31, 2008
US Government Agencies
Within one year	$ 360	$ 360	$ (4)	$ 356	4.22%
One to five years	-	-	-	-	-
More than five years	16,577	16,506	184	16,690	4.64%
Total	16,937	16,866	180	17,046	5.42%

Mortgage-backed securities
One to five years	1,100	1,100	15	1,115	4.39%
More than five years	4,346	4,392	(38)	4,354	5.53%

Other investments
More than five years	2,000	1,970	(184)	1,786	5.65%

Total investment securities	$ 24,383	$ 24,328	$ (27)	$ 24,301	5.14%

Investment securities available for sale that have an unrealized loss position at September 30, 2009 and December 31, 2008 are detailed below.

	Securities in a loss		Securities in a loss
	Position for less than		Position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair Value	Unrealized	Fair	Unrealized
September 30, 2009	Value	Losses	(Loss)	Losses	Value	Losses
(In Thousands)
Investment Securities
available for sale

US Government Agencies	$ 6,265	$ (21)	$ -	$ -	$ 6,265	$ (21)
Mortgage-backed securities	265	(1)	-	-	265	(1)
Other investments	-	-	1,934	(38)	1,934	(38)

Total	$ 6,530	$ (22)	$ 1,934	$ (38)	$ 8,464	$ (60)

	Securities in a loss		Securities in a loss
	Position for less than		Position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair Value	Unrealized	Fair	Unrealized
	Value	Losses	(Loss)	Losses	Value	Losses
December 31, 2008
(In Thousands)
Investment Securities
available for sale

US Government Agencies	$ 1,350	$ (9)	$ -	$ -	$ 1,350	$ (9)
Mortgage-backed securities	3,044	(40)			3,044	(40)
Other investments	1,786	(184)	-	-	1,786	(184)

Total	$ 6,180	$ (233)	$ -	$ -	$ 6,180	$ (233)

Management does not believe that any individual unrealized loss as of September 30, 2009 and December 31, 2008 is other than a temporary impairment. These unrealized losses are primarily attributable to changes in interst rates. The
Company has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

Note 11 – Recent accounting pronouncements

In June 2009, the FASB issued ASU 2009-01 — Topic 105 Generally Accepted Accounting Principles-amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (formerly FASB Statement No. 168). Under the ASU The FASB Accounting Standards Codification (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this ASU of September 15, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. In the FASB’s view, the issuance of this ASU and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38-76. The adoption of ASU 2009-01 did not have a material impact on the Company’s consolidated financial statements.

The FASB Accounting Standards Codification (Codification) is the single source of authoritative nongovernmental U.S. generally accepted accounting principles. An Accounting Standards Update (ASU) is not authoritative; it only provides background information about an issue, updates the Codification and provides the basis for conclusions for the Board’s decisions to update the Codification.

On January 12, 2009, the FASB amended Topic 820 Fair Value Measurement and Disclosures of The FASB Accounting Standards Codification (ASC) to reduce complexity and achieve more consistent determinations as to whether other-than-temporary impairments of available for sale or held to maturity debt securities have occurred. The ASU was effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements. This ASU was formerly FASB Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP).

In April 2009, the FASB issued three amendments to provide additional guidance and disclosures regarding fair value measurements and impairments of securities. These three amendments were effective for interim and annual periods ending after June 15, 2009. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements. These amendments were formerly:

FSP FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This amendment is included in ASC 820-10-35.

FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairment provided guidance for impaired debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. This amendment is included in ASC 320-10-25.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, required disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This amendment is included in ASC 825-10-50.

In May 2009, the FASB issued guidance on subsequent events that standardizes accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. As a public entity, the Company is required to evaluate subsequent events through the date its financial statements are issued. Accordingly, the Company has completed an evaluation of subsequent events through November 13, 2009. These rules became effective for the Company during its interim period ending after June 15, 2009, and did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued standards on accounting for transfers of financial assets, removing the concept of qualifying special-purpose entities as an accounting criteria that had provided an exception to consolidation, and provided additional guidance on requirements for consolidation. This guidance is effective for annual periods ending after November 15, 2009, and is not expected to have a material impact on the Company’s consolidated financial statements.

FASB Codification Topic 825: Financial Instruments now requires enhanced disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of these amendments were effective for the Company’s interim period ending on June 30, 2009. Since the new requirements only enhance disclosure about fair value of financial instruments in interim periods, the adoption of these amendments did not have a material impact on the Company’s financial statements.

FASB Codification Topic 320: Investments-Debt and Equity Securities was amended to make the other-than-temporary impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. Existing U.S. GAAP regarding the recognition and measurement of other-than-temporary impairment of equity securities remains unchanged. The amendments were effective for the Company’s interim period ending on June 30, 2009, and their adoption did not have a material impact on the Company’s financial statements.

FASB Codification Topic 805: Business Combinations was amended to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Codification Topic 450: Contingencies. Certain guidance on accounting for contingencies in a business combination is no longer provided by U.S. GAAP. Instead, entities are required to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. The amendments eliminate the requirement to disclose and estimate the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures specified in FASB Codification Topic 805. Under these amendments, contingent consideration arrangements of an acquiree that are assumed by the acquirer in a business combination should be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with U.S. GAAP on business combinations. The amendments to FASB Codification Topic 805: Business Combinations are

effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

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

Our total assets increased to $620,006,000 at September 30, 2009 from $572,408,000 at December 31, 2008, an increase of $47,598,000, or 8.3%. The increase in assets resulted primarily from increases in investment securities of $21,747,000, federal funds sold of $11,947,000, other real estate owned of $8,317,000 and bank owned life insurance of $4,075,000. The net increase in assets was funded by a $41,587,000 increase in deposits and the receipt of the capital investment under the government’s Capital Purchase Program of $14,738,000, offset by a decrease in borrowings of $7,488,000.

The following presents management’s discussion and analysis of the financial condition of the Company at September 30, 2009 and December 31, 2008, and results of operations for the Company for the three and nine month periods ended September 30, 2009 and 2008. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission as well as the third quarter 2009 financial statements and notes thereto appearing elsewhere in this report.

Results of operations

For the three months ended September 30, 2009, the Company had a loss totaling $(2,771,000), and a net loss available to common shareholders of $(2,956,000), or $(0.70) per fully diluted share, compared to net income of $219,000, or $0.08 per fully diluted share, for the same period in 2008. For the nine months ended September 30, 2009, the Company had a loss totaling $(4,628,000), and a net loss available to common shareholders of $(4,937,000), or $(1.17) per share on a fully diluted basis, compared to $491,000 or $0.19 per share on a fully diluted basis, for the same period in 2008.

The decline in net earnings during the quarter ended September 30, 2009 compared to the same period in 2008 is primarily a result of:

•	an increase in net interest income of $1,229,000,
•	an increase in the provision for loan losses of $5,485,000,
•	an increase in gain on sale of loans of $1,124,000, and
•	an increase in noninterest expenses of $1,369,000.

The increase in net interest income is primarily attributable to the merger with River City Bank that was effective October 1, 2008. The increase in the provision for loan losses is attributable to deteriorating asset quality and is discussed following under Asset Quality and Provision for Loan Losses. The increase in gain on sale of loans is attributable to increased loan production by the mortgage banking subsidiary of the Bank. The mortgage subsidiary closed $61,795,000 in mortgage loans in the third quarter of 2009 compared to $28,422,000 in the third quarter of 2008. And the increase in noninterest expenses is primarily attributable to the merger with River City Bank, with the largest increase in salaries and benefits of $851,000, as well as an increase in the FDIC insurance assessment of $156,000.

On October 1, 2008, River City Bank was merged into Village Bank adding approximately $157.7 million in assets at the time of merger. The financial statements of the Company for the third quarter of 2009 reflect the combined operations of the Company and River City Bank whereas the financial statements for the third quarter of 2008 do not. This merger has had a significant affect on the Company’s results of operations. A significant, and in certain instances dominant, component of the changes in the Company’s results of operations between the third quarter of 2008 and the third quarter of 2009 is attributable to the merger.

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

Net interest income for the third quarter of $4,325,000 represents an increase of $1,229,000, or 40%, compared to the third quarter of 2008, and an increase of $157,000, or 4%, compared to the second quarter of 2009. The reason for the increase from prior year is primarily a result of the merger with River City Bank. The increase from the second quarter of 2009 to the third quarter of 2009 is a result of a decline in the Company’s cost of funds.

Net interest income for the nine months ended September 30, 2009 of $12,399,000 represents an increase of $3,329,000 or 27%, compared to the nine months ended September 30, 2008 of $9,070,000. The reason for the increase is due primarily to the merger with River City Bank.

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

		Adjusted
		for Interest
		On Non-
Quarter Ended	Actual	Accrual Loans

September 30, 2008	3.35%	3.39%
December 31, 2008	3.10%	3.14%
March 31, 2009	3.04%	3.17%
June 30, 2009	3.17%	3.27%
September 30, 2009	3.14%	3.32%

In the last quarter of 2008, our net interest margin (adjusted for the effect of interest on nonaccrual loans) declined to 3.14% from 3.39% the prior quarter. Our margin in the fourth quarter of 2008 was negatively impacted by the merger with River City Bank. However, the net interest margin (adjusted for the affect of interest on nonaccrual loans) has increased in all three quarters of 2009 as our cost of funds has decreased in response to the overall decline in interest rates and we have been successful in adding interest rate floors to loans acquired in the merger with River City Bank.

Margin compression from declining interest rates over the last two years has been a significant factor in our decline in profitability over that period. As interest rates were reduced by the Federal Reserve during 2007 and 2008 in reaction to the declining economy, our margin was compressed as our deposits generally do not reprice as quickly as our loans. Because our deposits continue to reprice downward and the yield on interest earning assets appears to be stabilizing, we expect the upward trend in out net interest margin experienced the first three quarters of 2009 will continue. However, given the continued depressed economy and the potential impact on interest income from new nonaccrual loans, no assurance can be provided that this will occur.

Average interest-earning assets for the first nine months of 2009 increased by $166,485,000, or 46%, compared to the first nine months of 2008. The increase in interest-earning assets was due primarily to the merger with River City Bank. The average yield on interest-earning assets decreased to 6.31% for the first nine months of 2009 compared to 7.44% for the first nine months of 2008. Many of our loans are indexed to short-term rates affected by the Federal Reserve’s decisions about short-term interest rates, and, accordingly, as the Federal Reserve increases or decreases short-term rates, the yield on interest-earning assets is affected. As the Federal Reserve decreased interest rates starting in 2007 and into 2008, decreasing short-term interest rates by 5% over twelve months, the average yield on our interest-earning assets decreased. In addition, the yield on loans was negatively affected by the merger with River City Bank as it was generally not the practice of River City Bank’s management to place floors on loans. As a result, River City Bank’s yield on variable rate loans declined with short-term interest rates.

Our average interest-bearing liabilities increased by $147,004,000, or 42%, for the first nine months of 2009 compared to the first nine months of 2008. The growth in interest-bearing liabilities was primarily due to the merger with River City Bank. The average cost of interest-bearing liabilities decreased to 3.42% for the first nine months of 2009 from 4.31% for the first nine months of 2008. The principal reason for the decrease in liability costs was the reduction in short-term interest rates by the Federal Reserve. See our discussion of interest rate sensitivity below for more information.

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

Average Balance Sheets
(In thousands)

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$ 483,613	$ 7,777	6.38%	$ 347,228	$ 6,548	7.50%
Investment securities	31,563	373	4.69%	5,186	81	6.21%
Loans held for sale	12,993	177	5.39%	4,508	75	6.62%
Federal funds and other	18,240	7	0.15%	14,261	50	1.39%
Total interest earning assets	546,409	8,334	6.05%	371,183	6,754	7.24%

Allowance for loan losses	(7,679)			(3,665)
Cash and due from banks	14,372			8,958
Premises and equipment, net	27,898			25,273
Other assets	25,855			14,440
Total assets	$ 606,855			$ 416,189

Interest bearing deposits
Interest checking	$ 29,465	$ 137	1.84%	$ 11,379	$ 40	1.40%
Money market	96,455	468	1.92%	27,208	118	1.73%
Savings	6,916	21	1.20%	3,997	12	1.19%
Certificates	321,579	2,849	3.51%	271,028	3,075	4.51%
Total deposits	454,415	3,475	3.03%	313,612	3,245	4.12%
Borrowings	51,382	534	4.12%	45,012	384	3.39%
Total interest bearing liabilities	505,797	4,009	3.14%	358,624	3,629	4.03%
Noninterest bearing deposits	41,913			27,587
Other liabilities	2,631			1,825
Total liabilities	550,341			388,036

Equity capital	59,262			28,154

Total liabilities and capital	$ 609,603			$ 416,190

Net interest income before provision for L/L		$ 4,325			$ 3,125

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			2.91%			3.21%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.14%			3.35%

Average Balance sSheets
(In thousands)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$ 478,606	$ 23,682	6.62%	$ 342,902	$ 19,671	7.66%
Investment securities	26,867	996	4.96%	7,572	315	5.55%
Loans held for sale	10,775	418	5.19%	3,689	172	6.23%
Federal funds and other	15,704	19	0.16%	11,304	196	2.32%
Total interest earning assets	531,952	25,115	6.31%	365,467	20,354	7.44%

Allowance for loan losses	(7,679)			(3,577)
Cash and due from banks	14,372			7,513
Premises and equipment, net	27,898			22,557
Other assets	25,855			12,652
Total assets	$ 592,398			$ 404,612

Interest bearing deposits
Interest checking	$ 23,562	$ 282	1.60%	$ 11,269	$ 102	1.21%
Money market	54,419	759	1.86%	26,885	411	2.04%
Savings	6,730	60	1.19%	3,771	33	1.17%
Certificates	361,144	10,202	3.78%	270,648	9,716	4.80%
Total deposits	445,855	11,303	3.39%	312,573	10,262	4.39%
Borrowings	50,716	1,413	3.73%	36,994	1,022	3.69%
Total interest bearing liabilities	496,571	12,716	3.42%	349,567	11,284	4.31%
Noninterest bearing deposits	39,563			25,505
Other liabilities	2,108			1,852
Total liabilities	538,242			376,924

Equity capital	54,156			27,588

Total liabilities and capital	$ 592,398			$ 404,512

Net interest income before
provision for loan losses		$ 12,399			$ 9,070

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			2.89%			3.13%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.12%			3.31%

Asset Quality and Provision for Loan Losses

Provisions for loan losses for the three months ended September 30, 2009 was $6,000,000 compared to $515,000 for the three months ended September 30, 2008. The provision for loan losses for the nine months ended September 30, 2009 was $10,200,000 compared to $1,262,000 for the nine months ended September 30, 2008. The increases in the provision for loan losses in 2009 when compared to 2008 reflects a higher level of problems loans, management’s concern about the uncertainty in the economy, and the current nationwide credit crisis. Further, as reflected in the following table, our nonperforming assets significantly increased in the third quarter of 2009 necessitating a large increase in the provision to reflect potential losses in those assets.

Nonperforming assets consisting of nonaccrual loans and other real estate owned for the indicated periods is as follows (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2008

Nonaccrual loans
Number	117	96	49	36
Amount	$ 21,916	$ 18,795	$ 13,369	$ 8,528
Other real estate owned	11,249	4,626	3,967	2,932

	$ 33,165	$ 23,421	$ 17,336	$ 11,460

Percentage of total assets	5.35%	3.94%	2.99%	2.00%

The increase in nonperforming assets in the third quarter of 2009 reflects the continued decline in the economy and related stress on our lending relationships. To address the asset quality deterioration, in early 2009 additional resources were allocated to bolster collections, workouts and the disposition of nonperforming assets, and those resources were further augmented by the hiring of a Special Assets Officer in the third quarter. Our approach to troubled lending relationships is to work with the borrower to the extent possible and still adhere to strong credit management guidelines. If the economy continues to be depressed at the levels we have experienced in the latter part of 2008 and into 2009, nonperforming assets could continue to increase. See our discussion of the allowance for loan losses under Allowance for loan losses and Critical accounting policies below.

In addition to the nonperforming assets at September 30, 2009, there were fifteen loans past due 90 days or more and still accruing interest totaling $1,661,000, down significantly from forty-three loans totaling $6,197,000 at December 31, 2008, most of which were placed on nonaccrual status during the period. We believe that these assets are adequately collateralized and are currently recorded at realistically recoverable values. However, economic circumstances related to specific credit relationships are changing, which may impact our assessments of collectability.

Of the nonperforming assets at September 30, 2009, 67% are associated with loans whose purpose was to acquire, development and construct commercial and residential real estate projects (“ADC loans”).  ADC loans amounted to $127,000,000 at September 30, 2009, or 27% of total loans outstanding at that date.  That represents a decrease in ADC loans of $31 million, or 20%, from September 30, 2008.

The following table reflects details related to asset quality and allowance for loan losses of Village Bank (dollars in thousands):

	Sept. 30,	Dec. 31,	Sept. 30,
	2009	2008	2008

Loans 90+ days past due	$ 1,661	$ 6,197	$ 2,522

Nonaccrual loans	$ 21,916	$ 8,528	$ 5,041

Other real estate owned	$ 11,249	$ 2,932	$ 1,607

Allowance for loan losses
Beginning balance	$ 9,618	$ 3,853	$ 3,499
Provision for loan losses	6,000	744	515
River City Bank acquisition	-	2,404	-
Charge-offs	(6,091)	(1,337)	(163)
Recoveries	-	395	2
Ending balance	$ 9,527	$ 6,059	$ 3,853

Ratios
Allowance for loan losses to
Loans, net of unearned income	2.02%	1.29%	1.13%
Nonaccrual loans	43.47%	71.05%	76.43%
Nonperforming assets to total assets	5.35%	2.00%	1.65%

Noninterest income

Noninterest income increased from $1,298,000 for the three months ended September 30, 2008 to $2,394,000 for the three months ended September 30, 2009, an increase of $1,096,000 or 84%. Noninterest income also increased from $2,945,000 for the first nine months of 2008 to $5,877,000 for the first nine months of 2009, an increase of $2,932,000 or 100%. These increases in noninterest income are primarily a result of higher gain on loan sales and fees from increased loan production by our mortgage banking subsidiary as well as higher service charges and fees from our branch network. The merger with River City Bank in the fourth quarter of 2008 added four branches to our branch network. Our mortgage banking subsidiary has experienced significant increase in loan production as a result of low mortgage interest rates and tax incentives provided by the government.

Noninterest expense

Noninterest expense for the three months ended September 30, 2009 was $4,917,000 compared to $3,547,000 for the three months ended September 30, 2008, an increase of $1,370,000 or 39%. Noninterest expense for the nine months ended September 30, 2009 totaled $15,088,000, an increase of $5,080,000, or 51% from $10,008,000 for the nine months ended September 30, 2008. The increases were primarily a result of the merger with River City Bank. Salaries and benefits increased by $851,000 or 47% from $1,867,000 for the three months ended September 30, 2008 to $2,718,000 for the three months ended September 30, 2009 and increased from $5,583,000 for the nine months ended September 30, 2008 to $7,741,000 for the nine months ended September 30, 2009. Occupancy costs increased by $97,000, from $399,000 for the three months ended September 30, 2008 to $466,000 for the three months ended September 30, 2009, and increased from $822,285 for the nine months ended September 30, 2008 to $1,319,000 for the nine months ended September 30, 2009.

In addition to increases in noninterest expense from the merger with River City bank, expenses related to other real estate owned (as a result of foreclosure) as well as a special FDIC insurance premium assessment in the second quarter of 2009 contributed to the increases. Expenses related to other real estate owned increased by $937,000 from the first nine months of 2008 to the same period in 2009, from $120,000 in 2008 to $1,057,000 in 2009. The significant increase in expenses related to other real estate owned primarily consists of write downs of such real estate due to declining values and related costs to carry. In the second quarter of 2009, the FDIC assessed all banks with a special insurance premium assessment. This special assessment was $266,000 and was a significant portion of the FDIC insurance premium expense increased by $442,000 when comparing the nine months ended September 30, 2009 to the same period in 2008.

Income taxes

The benefit for income taxes of $(2,384,000) for the nine months ended September 30, 2009 is based upon the results of operations. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. We determined that a valuation allowance was not required for deferred tax assets as of September 30, 2009. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded a franchise tax expense of $260,000 and $130,000 for the nine months ended September 30, 2009 and 2008, respectively.

Loan portfolio

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%

Commercial	$ 44,215	9.4%	$ 52,438	11.1%
Real estate - residential	90,986	19.3%	84,612	18.0%
Real estate - commercial	235,651	50.0%	220,400	46.8%
Real estate - construction	89,460	19.0%	103,161	21.9%
Consumer	11,257	2.3%	10,307	2.2%

Total loans	471,569	100.0%	470,918	100.0%
Less: unearned income, net	52		(196)
Less: Allowance for loan losses	(9,527)		(6,059)

Total loans, net	$ 462,094		$ 464,663

Allowance for loan losses

The allowance for loan losses at September 30, 2009 was $9,527,000, compared to $6,059,000 at December 31, 2008. The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at September 30, 2009 and December 31, 2008 was 2.02% and 1.29%, respectively. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008

Beginning balance	$ 6,059	$ 3,469
Provision for loan losses	10,200	1,262
Charge-offs
Commercial	(4,878)	(104)
Construction	(892)	(705)
Consumer	(972)	(1)
Mortgage	-	(96)
	(6,742)	(906)
Recoveries
Commercial	-	9
Construction	3	-
Consumer	7	19
	10	28

Ending balance	$ 9,527	$ 3,853

Loans outstanding at end of year (1)	$ 471,621	$ 341,949
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of year	2.02%	1.13%

Average loans outstanding for the year (1)	$ 478,607	$ 342,902
Ratio of net charge-offs to average loans
outstanding for the year	1.41%	0.26%

(1) Loans are net of unearned income.

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

Goodwill of $7,422,000 at September 30, 2009 was made up of $689,000 related to the Bank’s acquisition of Village Bank Mortgage Corporation in 2003, and $6,733,000 related to the merger with River City Bank in 2008. There was no impairment of goodwill at September 30, 2009.

Deposits

Total deposits increased by $41,587,000, or 9%, during the first nine months of 2009 as compared to an increase of $617,000, or 0.2%, during the first nine months of 2008. Lower cost checking, money market and savings accounts increased by $109,398,000 while higher cost time deposits declined by $67,811,000. As a result, the cost of our interest bearing deposits declined to 3.03% for the third quarter of 2009 compared to 4.00% for the fourth quarter of 2008.

While the mix of our deposits continues to be weighted toward time deposits, such deposits represent only 61% of total deposits at September 30, 2009 as compared to 81% at December 31, 2008. As our branch network has increased and is more convenient to a larger segment of our targeted customer base, we have experienced a move to a higher percentage of our deposits in checking accounts. We are emphasizing checking account deposit growth at our existing branches.

The average cost of interest-bearing deposits for the first nine months of 2009 was 3.39% compared to 4.39% for the first nine months of 2008. This decrease in our average cost of interest-bearing deposits has mirrored the overall decrease in interest rates resulting from the actions by the Federal Reserve to decrease short-term interest rates. But just as importantly, our effort to increase checking accounts in our branches is working to reduce our cost of interest-bearing deposits. We expect this decrease in our cost of deposits to continue, primarily due to repricing of time deposits.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $29,000,000 and $25,000,000 at September 30, 2009 and December 31, 2008 respectively. The FHLB advances are secured by the pledge of first mortgage loans, home equity loans and our FHLB stock.

Capital resources

Stockholders’ equity at September 30, 2009 was $56,362,000, compared to $46,163,000 at December 31, 2008. The $10,199,000 increase in equity during the first nine months of 2009 was primarily due to the receipt of a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the TARP Program), offset by a net loss of $(4,937,000).

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank meets the criteria to be categorized as a “well capitalized” institution as of September 30, 2009.

During the first quarter of 2005 and the third quarter of 2007, the Company issued $5.2 and $3.6 million, respectively in Trust Preferred Capital Notes. The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

The following table presents the composition of regulatory capital and the capital ratios of the Company at the dates indicated.

Analysis of Capital
(In thousands)

	September 30,	December 31,
	2009	2008

Tier 1 capital
Preferred stock	$ 59	$ -
Warrant surplus	732	-
Common stock	16,923	16,917
Additional paid-in capital	40,534	25,737
Retained earnings	(1,542)	3,454
Accumulated other comprehensive income	329	54
Total equity	57,035	46,162
Less: Net unrealized gains (losses) on
available for sale securities	(72)	54
Qualifying restricted core capital elements	8,500	8,500
Less: goodwill	(7,422)	(7,422)
Total Tier 1 capital	58,185	47,186

Tier 2 capital
Allowance for loan losses includible in Tier 2 (1)	6,231	6,059
Total Tier 2 capital	6,231	6,059

Total risk-based capital	64,416	53,245

Risk-weighted assets	$ 495,107	$ 500,689

Capital ratios
Tier 1 capital to risk-weighted assets	11.75%	9.42%
Total capital to risk-weighted assets	13.01%	10.6%
Leverage ratio (Tier 1 capital to
average assets)	10.01%	8.40%
Equity to total assets	9.90%	8.06%

(1) Amount is limited to 1.25 percent of the
Company's gross risk weighted assets

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At September 30, 2009, cash, cash equivalents and investment securities available for sale totaled $84,900,000, or 13.7% of total assets, which we believe is adequate to meet short-term liquidity needs.

At September 30, 2009, we had commitments to originate $83,350,000 of loans as compared to $115,648,000 at December 31, 2008. The decrease is primarily attributable to commitments to make mortgage loans by our mortgage company which will be sold in the secondary market. Fixed commitments to incur capital expenditures were less than $25,000 at September 30, 2009. Time deposits scheduled to mature in the 12-month period ending September 30, 2010 totaled $238,994,000 at September 30, 2009. Based on past experience, we believe that a significant portion of such deposits will remain with us. We further believe that loan repayments and other sources of funds such as deposit growth will be adequate to meet our foreseeable short-term and long-term liquidity needs.

On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the TARP Program). The TARP Program is a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers. Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 499,030 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Capital Purchase Program carries a 5% dividend for each of the first 5 years of the investment, and 9% thereafter, unless the shares are redeemed by the Company.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at September 30, 2009. The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Village Bank and Trust Financial Corp.
Interest Rate Sensitivity GAP Analysis
September 30, 2009
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 24,253	$ 24,887	$ 26,398	$ 20,339	$ 154,627	$ 250,504
Variable rate	145,019	3,414	6,802	15,736	50,094	221,065
Investment securities	-	-	-	272	45,776	46,048
Loans held for sale	7,087	-	-	-	-	7,087
Federal funds sold	25,440	-	-	-	-	25,440

Total rate sensitive assets	201,799	28,301	33,200	36,347	250,497	550,144
Cumulative rate sensitive assets	201,799	230,100	263,300	299,647	550,144

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	34,500	-	34,500
Money market accounts	114,534	-	-	-	-	114,534
Savings (2)	-	-	-	7,158	-	7,158
Certificates of deposit	101,301	79,658	58,035	64,575	7,551	311,120
FHLB advances	-	-	15,000	14,000	-	29,000
Trust Preferred Securities	-	-	-	-	8,764	8,764
Federal funds purchased	-	-	-	-	-	-
Other borrowings	16,475	-	-	-	-	16,475

Total rate sensitive liabilities	232,310	79,658	73,035	120,233	16,315	521,551
Cumulative rate sensitive liabilities	232,310	311,968	385,003	505,236	521,551

Rate sensitivity gap for period	$ (30,511)	$ (51,357)	$ (39,835)	$ (83,886)	$ 234,182	$ 28,593
Cumulative rate sensitivity gap	$ (30,511)	$ (81,868)	$ (121,703)	$ (205,589)	$ 28,593

Ratio of cumulative gap to total assets	(4.9)%	(13.2)%	(19.7)%	(33.2)%	4.6%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	86.9%	73.8%	68.4%	59.3%	105.5%
Ratio of cumulative gap to cumulative
rate sensitive assets	(15.1)%	(35.6)%	(46.2)%	(68.6)%	5.2%

(1) Includes nonaccrual loans of approximately $21,916,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the “13 to 36 months” category.

At September 30, 2009, our liabilities that reprice within one year exceeded assets that reprice within one year by $110,193,000 and therefore we were in a liability-sensitive position. A negative gap can adversely affect earnings in periods of increasing interest rates. This negative position is due primarily to the short maturity of certificates of deposit and the significant increase in money market accounts.

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

The allowance reflects management’s best estimate of probable losses within the existing loan portfolio and of the risk inherent in various components of the loan portfolio, including loans identified as impaired as required by FASB Codification Topic 310: Receivables. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.

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

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) codified within ASC 350.  Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test.  Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life.  Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142.  The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed eight years.  Amortization expense charged to operations was $73,000 for the nine months ended September 30, 2009.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Based upon an evaluation as of September 30, 2009 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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

Not applicable

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

VILLAGE BANK AND TRUST FINANCIAL CORP.
(Registrant)

Date: November 13, 2009	By: /s/ Thomas W. Winfree
Thomas W. Winfree President and Chief Executive Officer

Date: November 13, 2009	By: /s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr. Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit

Number	Document

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350