Form 10-K
period 2009-12-31
Village Bank & Trust Financial Corp.
filed 2010-03-30
CIK 1290476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

                                   Title of each class                                                              Name of each exchange on which registered
                              Common Stock, $4.00 par value                                                                               The Nasdaq Stock Market

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
Yes ☐  No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $19,884,000

The number of shares of common stock outstanding as of March 5, 2010 was 4,230,628.

   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in conjunction with the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Village Bank and Trust Financial Corp.
Form 10-K

TABLE OF CONTENTS

Part I

Part II

Part III
Item 10.	Directors, Executive Officers, and Corporate Governance	90
Item 11.	Executive Compensation	90
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	90
Item 13.	Certain Relationships and Related Transactions, and Director Independence	90
Item 14.	Principal Accounting Fees and Services	90

Part IV
Item 15.	Exhibits, Financial Statement Schedules	91
Signatures		94

PART I

ITEM 1.  BUSINESS

The disclosures set forth in this item are qualified by ITEM 1A. RISK FACTORS on pages 17 to 24 and the section captioned “Caution About Forward-Looking Statements” on page 29 and other cautionary statements set forth elsewhere in this report.

General

Village Bank and Trust Financial Corp. (the “Company”) was incorporated in January 2003 and was organized under the laws of the Commonwealth of Virginia as a bank holding company whose activities consist of investment in its wholly-owned subsidiary, Village Bank (the “Bank”).  The Bank opened to the public on December 13, 1999 as a traditional community bank offering deposit and loan services to individuals and businesses in the Richmond, Virginia metropolitan area.  During 2003, the Company acquired or formed three wholly owned subsidiaries of the Bank, Village Bank Mortgage Corporation (“Village Bank Mortgage”), a full service mortgage banking company, Village Insurance Agency, Inc. (“Village Insurance”), a full service property and casualty insurance agency, and Village Financial Services Corporation (“Village Financial Services”), a financial services company.  Currently, Village Insurance and Village Financial Services have no ongoing operations.

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

Business Strategy

Our current business strategies include the following:

●	To be a full service financial services provider enabling us to establish and maintain relationships with our customers.

●
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

●	To increase net income and return to shareholders through moderate loan growth, while controlling the cost of our deposits and noninterest expenses.

●
To reduce the level of our nonperforming assets.  Nonperforming assets, consisting of nonaccrual loans and real estate acquired through foreclosure, reached record highs in 2009 and are having a negative affect on profitability.  We have committed significant resources to reduce the level of nonperforming assets.

●
To expand our capacity to generate noninterest income through the sale of mortgage loans.  In 2009 our mortgage company hired additional mortgage loan officers which should expand our ability to originate mortgage loans.

●
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

Location and Market Area

Our overall strategy is to become the premier financial institution serving the Richmond metropolitan area.  We recognized early on that to be successful with this strategy, we needed to grow aggressively, expanding our branch network to reach the most people possible.  Initially, we focused our operations in Chesterfield County, Virginia, which, despite its potential for business development and population growth, has been underserved by community banks.  Chesterfield’s resources are very favorable for businesses seeking a profitable and stable environment.  The county offers superb commercial and industrial sites, an educated work force, well-designed and developed infrastructure and a competitive tax structure.  Chesterfield has been awarded the U.S. Senate Gold Medallion for

Productivity and Quality.  The county has the highest bond rating from three rating agencies - Standard and Poors, Moody’s and Fitch.

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

At December 31, 2009, we had fifteen full service banking offices, which were staffed by 54 full-time employees.  Our senior staff averages more than 25 years of professional or banking experience.  Our principal office, which houses our executive officers and loan department, was opened in August 2008 and is located at 15521 Midlothian Turnpike, Midlothian, Virginia 23113.  Our main telephone number is (804) 897-3900.  Our main office which includes a branch facility and seven of our branch offices are located in Chesterfield County, with three branch offices in Hanover County, three in Henrico County and one in Powhatan County.  Each branch office has been strategically located to be convenient to business and retail customers in the growth sectors of each County.

Historically the Richmond Metropolitan area has been a favorable market for us to provide banking services.  However with the depressed economy that started in late 2008 and was prevalent throughout 2009, this market area was negatively impacted by the decline in the housing market, especially in Chesterfield County where residential housing has been an economic driver in the past.  Because a substantial part of our loan portfolio is collateralized by residential real estate primarily in Chesterfield County, this decline in the housing market has had a negative impact on our asset quality.  The result has been a substantial increase in nonperforming assets, and in turn, a negative impact on profitability.  See further discussion of nonperforming assets under Asset Quality in Management’s Discussion and Analysis of Financial Condition and Results of Operations following.

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

Lending Activities

Our primary focus is on making loans to small businesses and consumers in our local market area.  In addition, we also provide a select range of real estate finance services.  Our primary lending activities are principally directed to our market area.

Loan Portfolio.  The net loan portfolio was $457,047,000 at December 31, 2009, which compares to $464,663,000 at December 31, 2008.  The Company saw a decline in loan growth for the first time in several years.  Loans declined by 1.6% in 2009 while loans grew by 44% in 2008 and 36% in 2007.  The decline in loan growth in 2009 is a direct result of the prolonged economic downturn while the majority of the loan growth in 2008 came as a result of our merger with River City Bank.  Our loan customers are generally located in the Richmond metropolitan area.  We do not have any subprime loans in our loan portfolio.

Commercial Real Estate Lending.  We finance commercial real estate for our clients and commercial real estate loans represent the largest segment of our loan portfolio.  This segment of our loan portfolio has been the largest segment since 2004 due to the significant real estate opportunities in our market area.  We generally will finance owner-occupied commercial real estate at an 80% loan-to-value ratio or less.  In many cases our loan-to-value ratio is less than 80%, which provides us with a higher level of collateral security.  Our underwriting policies and procedures focus on the borrower’s ability to repay the loan as well as assessment of the underlying real estate.  Risks inherent in managing a commercial real estate loan portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate.  We attempt to mitigate those risks by carefully underwriting loans of this type as well as following appropriate loan-to-value standards.  Commercial real estate loans (generally owner occupied) at December 31, 2009 were $240,829,000, or 51.5% of the total loan portfolio.

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

Before we make a loan we evaluate both the borrower’s ability to make principal and interest payments and the value of the property that will secure the loan.  We make first mortgage loans in amounts up to 90% of the appraised value of the underlying real estate.  We retain some second mortgage loans secured by property in our market area, as long as the loan-to-value ratio combined with the first mortgage does not exceed 90%.  For conventional loans in excess of 80% loan-to-value, private mortgage insurance is required.

Our current one-to-four-family residential adjustable rate mortgage loans have interest rates that adjust annually after a fixed period of 1, 3 and 5 years, generally in accordance with the rates on comparable U.S. Treasury bills plus a margin.  Our adjustable rate mortgage loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate.  There are risks resulting from increased costs to a borrower as a result of the periodic repricing mechanisms of these loans.  Despite the benefits of adjustable rate mortgage loans to our asset/liability management, they pose additional risks, primarily because as interest rates rise; the underlying payments by the borrowers rise, increasing the potential for default.  At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.  At December 31, 2009, $93,657,000, or 20.0% of our loan portfolio, consisted of residential mortgage loans.

Real Estate Construction Lending.  This segment of our loan portfolio is predominately residential in nature and comprised of loans with short duration, meaning maturities of twelve months or less.  Residential houses under construction and the underlying land for which the loan was obtained secure the construction loans.  Construction lending entails significant risks compared with residential mortgage lending.  These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land and home under construction, which is estimated prior to the completion of the home.  Thus it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios.  To mitigate these risks we generally limit loan amounts to 80% of appraised values on pre-sold homes and 75% on speculative homes, and obtain first lien positions on the property taken as security.  Additionally, we offer real estate construction financing to individuals who have demonstrated the ability to obtain a permanent loan.  At December 31, 2009, construction loans totaled $81,688,000, or 17.5% of the total loan portfolio.

Commercial Business Lending.  Our commercial business lending consists of lines of credit, revolving credit facilities, term loans, equipment loans, stand-by letters of credit and unsecured loans.  Commercial loans are written for any business purpose including the financing of plant and equipment, carrying accounts receivable, general working capital, contract administration and acquisition activities.  Our client base is diverse, and we do not have a concentration of loans in any specific industry segment.  Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral such as marketable securities, cash value of life insurance, and time deposits.  Commercial business loans have a higher degree of risk than residential mortgage loans, but have higher yields.  To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of business borrowers.  The availability of funds for the repayment of commercial business loans may substantially depend on the success of the business itself.  Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate.  All commercial loans we make have recourse under the terms of a promissory note.  At December 31, 2009, commercial loans totaled $39,576,000, or 8.5% of the total loan portfolio.

Consumer Installment Lending.  We offer various types of secured and unsecured consumer loans.  We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the primary focus of our lending activities.  Our general guideline is that a consumer’s total debt service should not exceed 40% of the consumer’s gross income.  Our underwriting standards for consumer loans include making a determination of the applicant’s payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan.  The stability of an applicant’s monthly income may be determined by verification of gross monthly income from primary employment and additionally from any verifiable secondary income.  Consumer loans totaled $11,609,000 at December 31, 2009, which was 2.5% of the total loan portfolio.

Loan Commitments and Contingent Liabilities.  In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities which are disclosed in the footnotes of our annual financial statements, including commitments to extend credit.  At December 31, 2009, undisbursed credit lines, standby letters of credit and commitments to extend credit totaled $72,876,000.

Credit Policies and Administration.  We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans.  Our lending staff follows pricing guidelines established periodically by our management team.  In an effort to manage risk, all credit decisions in excess of the officers’ lending authority must be approved prior to funding by a management loan committee and/or a board of directors-level loan committee.  Any loans above $5,000,000 require full board of directors’ approval.  Management believes that it employs experienced lending officers, secures appropriate collateral and carefully monitors the financial conditions of our borrowers and the concentration of such loans in the portfolio.

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

Lending Limit.  As of December 31, 2009, our legal lending limit for loans to one borrower was approximately $8,059,000.  However, we generally will not extend credit to any one individual or entity in excess of $5,000,000, and, as noted above, any amount over that must be approved by the full Board of Directors.

Investments and Funding

We balance our liquidity needs based on loan and deposit growth via the investment portfolio, purchased federal funds, and Federal Home Loan Bank advances.  It is our goal to provide adequate liquidity to support our loan growth.  Should we have excess liquidity, investments are used to generate positive earnings.  In the event deposit growth does not fully support our loan growth, a combination of investment sales, federal funds and Federal Home Loan Bank advances will be used to augment our funding position.  However, we believe that due to a continued depressed economy as well as capital limitations, we will not see any significant growth in our loan portfolio in 2010.  Accordingly, any growth in our deposits will be used to increase our investment portfolio or reduce higher cost borrowings.

Our investment portfolio is actively monitored and is classified as “available for sale.”  Under such a classification, investment instruments may be sold as deemed appropriate by management.  On a monthly basis, the investment portfolio is marked to market via equity as required by generally accepted accounting principles.  Additionally, we use the investment portfolio to balance our asset and liability position.  We will invest in fixed rate or floating rate instruments as necessary to reduce our interest rate risk exposure.

For securities classified as available-for-sale securities, we will evaluate whether a decline in fair value below the amortized cost basis is other than temporary.  If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings.  There were no securities at December 31, 2009 where a decline in market value was considered other than temporary.

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

At June 30, 2009, the latest date such information is available from the FDIC, the Bank’s deposit market share in Chesterfield County was 7.36% and 0.91% in the Richmond MSA.

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

Emergency Economic Stabilization Act of 2008. In response to unprecedented market turmoil during the third quarter of 2008, the Emergency Economic Stabilization Act (“EESA”) of 2008 was enacted on October 3, 2008.  EESA authorizes the U.S. Treasury to provide up to $700 billion to support the financial services industry.  Pursuant to the EESA, the U.S. Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”).  Of this amount, the U.S. Treasury allocated $250 billion to the TARP Capital Purchase Program.  On January 15, 2009, the second $350 billion of TARP monies was released to the U.S. Treasury.  The Secretary’s authority under TARP was to expire on December 31, 2009, unless the Secretary certifies to Congress that extension is necessary provided that his authority may not extend beyond October 3, 2010.  On December 9, 2009, the Secretary sent such a letter to the Congress, extending his authority under the TARP through October 3, 2010.

On May 1, 2009, the Company issued preferred shares and a warrant to purchase its common shares to the U.S. Treasury as a participant in the TARP Capital Purchase Program.  The amount of capital raised in that transaction was $14.7 million, approximately three percent of the Company’s risk-weighted assets.  Prior to May 1, 2012, unless the parent company has redeemed all such preferred shares or the U.S. Treasury has transferred all such preferred shares to a third party, the consent of the U.S. Treasury will be required for us to, among other things, pay a dividend on the   Company’s common shares or repurchase our common shares or outstanding preferred shares except in limited circumstances.  No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock.  The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights.  The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods.  The Company filed a registration statement on Form S-3 covering the warrant as required under the terms of the TARP investment, on May 29, 2009.  The registration statement was declared effective by the SEC on June 16, 2009.

In addition, until the U.S. Treasury ceases to own any of the Company’s securities sold under the TARP Capital Purchase Program, the compensation arrangements for our senior executive officers must comply in all respects with EESA and the rules and regulations there under.  In compliance with such requirements, each of our senior executive officers agreed in writing to accept the compensation standards in existence at that time under the TARP Capital Purchase Program and thereby cap or eliminate some of their contractual or legal rights.

American Recovery and Reinvestment Act of 2009.  On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”) into law.  ARRA modified the compensation-related limitations contained in the TARP Capital Purchase Program (the “CPP”), created additional compensation-related limitations and directed the Secretary of the Treasury to establish standards for executive compensation applicable to participants in TARP.  Thus, the newly enacted compensation-related limitations are applicable to the Company which have been added or modified by ARRA are as follows, which provisions must be included in standards established by the U.S. Treasury:

●
No Severance Payments.  Under ARRA “golden parachutes” were redefined as any severance payment resulting from involuntary termination of employment, or from bankruptcy of the employer, except for payments for services performed or benefits accrued. Consequently under ARRA the Company is prohibited from making any severance payment to our “senior executive officers” (defined in ARRA as the five highest paid executive officers) and our next five most highly compensated employees during the CPP Covered Period.

●
Recovery of Incentive Compensation if Based on Certain Material Inaccuracies.  ARRA also contains the “clawback provision” discussed above but extends its application to any bonus or retention awards and other incentive compensation paid to any of our senior executive officers or next 20 most highly compensated employees during the CPP Covered Period that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance

●
No Compensation Arrangements That Encourage Earnings Manipulation.  Under ARRA, during the CPP Covered Period, the Company is not allowed to enter into compensation arrangements that encourage manipulation of the reported earnings of the Company to enhance the compensation of any of our employees.

●
Limits on Incentive Compensation.  ARRA contains a provision that prohibits the payment or accrual of any bonus, retention award or incentive compensation to any of our 5 most highly compensated employees during the CPP Covered Period other than awards of long-term restricted stock that (i) do not fully vest during the CPP Coverage Period, (ii) have a value not greater than one-third of the total annual compensation of the awardee and (iii) are subject to such other restrictions as determined by the Secretary of the Treasury.  The prohibition on bonus, incentive compensation and retention awards does not preclude payments required under written employment contracts entered into on or prior to February 11, 2009.

●
Compensation Committee Functions.  ARRA requires that our Compensation Committee be comprised solely of independent directors and that it meet at least semiannually to discuss and evaluate our employee compensation plans in light of an assessment of any risk posed to us from such compensation plans.

●
Compliance Certifications.  ARRA also requires a written certification by our Chief Executive Officer and Chief Financial Officer of our compliance with the provisions of ARRA.  These certifications must be contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and any subsequent year during the Capital Purchase Plan Covered Period the relevant U.S. Treasury regulations are issued.

●
Treasury Review of Excessive Bonuses Previously Paid.  ARRA directs the Secretary of the Treasury to review all compensation paid to our senior executive officers and our next 20 most highly compensated employees to determine whether any such payments were inconsistent with the purposes of ARRA or were otherwise contrary to the public interest.  If the Secretary of the Treasury makes such a finding, the Secretary of the Treasury is directed to negotiate with the TARP Capital Purchase Program recipient and the subject employee for appropriate reimbursements to the federal government with respect to the compensation and bonuses.

●	Say on Pay. Under ARRA the SEC promulgated rules requiring a non-binding say on pay vote by the shareholders on executive compensation at the annual meeting during the CPP Covered Period.

ARRA also provides that the U.S. Treasury, after consultation with the Company’s federal regulator, permit the Company at any time to redeem our Series A Preferred Shares at liquidation value.  Upon such redemption, the warrant to purchase the parent company’s common stock that was issued to the U.S. Treasury would also be repurchased at its then current fair value.

On June 10, 2009, the U.S. Treasury issued guidance on the compensation and corporate governance standards that apply to TARP recipients, as summarized below:

●
Bonuses accrued or paid before the effective date of the rule adopted by the U.S. Treasury are not subject to the rule’s bonus payment limitation.  In addition, separation pay for departures that occurred before receipt of TARP assistance also is not subject to the limits of the rule (even if payments continue to be made after effectiveness).

●
The term “most highly compensated employees” covers all employees, not only executive officers or other policy makers.  The determination of the most highly compensated employees is based on annual compensation for the prior year calculated in accordance with SEC disclosure rules.

●
The rule permits salary paid in property, including stock, so long as it is based on a dollar amount (not a number of shares), is fully vested and accrues as cash salary would.  The rule also permits salary paid in stock units in respect of shares of the TARP recipient, or subsidiaries or divisions of the TARP recipient (though not below the subsidiary or division for which the employee directly provides services).  Holding periods also are permitted.

●
Commission payments for sales, brokerage and asset management services for unrelated customers will not be subject to the bonus restrictions, but only if they are consistent with an existing plan of the TARP recipient in effect before February 17, 2009.

●
The rule imposes a restrictive set of “best practices” on TARP recipients: (i) the five senior executive officers and the next 20 most highly compensated employees may not receive any tax “gross-up” payment of any kind, including payments to cover taxes due on company-provided benefits or separation payments; (ii) the prohibition on separation payments to the five senior executive officers and the next five most highly compensated employees is extended to payments in connection with a change in control; (iii) the compensation committee must review all employee compensation plans every six months for unnecessary risk and provide an expanded certification including narrative disclosure of its analysis and conclusions; (iv) TARP recipients must exercise their clawback rights unless doing so would be unreasonable; and (v) TARP recipients must adopt a policy reasonably designed to eliminate excessive or luxury expenditures.

●
An institution will not become subject to the compensation standards merely as a result of acquiring a TARP recipient. In addition, if an acquiror is not subject to the standards immediately after the transaction, any employees of the acquiror (including former employees of the TARP recipient who become acquiror employees as a result of the transaction) will not be subject to the standards.

●
The “TARP period” during which the compensation standards apply ceases when the obligations arising from financial assistance cease and specifically excludes any period when the only outstanding obligation of a TARP recipient consists of U.S. Treasury warrants to purchase common stock.

Comprehensive Financial Stability Plan of 2009.  On February 10, 2009, the Treasury Secretary announced a new comprehensive financial stability plan (the “Financial Stability Plan”), which earmarked the second $350 billion of unused funds originally authorized under the EESA.   The major elements of the Financial Stability Plan included: (i) a capital assistance program that has invested in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a public/private investment fund intended to leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

Regulatory Reform.  In June 2009, the Obama administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States.  Significant aspects of the Obama administration’s proposals included, among other things, proposals (i) that any financial firm whose combination of size, leverage and interconnectedness could pose a threat to financial stability be subject to certain enhanced regulatory requirements, (ii) that federal bank regulators require loan originators or sponsors to retain part of the credit risk of securitized exposures, (iii) that there be increased regulation of broker-dealers and investment advisers, (iv) for the creation of a federal consumer financial protection agency that would, among other things, be charged with applying consistent regulations to similar products (such as imposing certain notice and consent requirements on consumer overdraft lines of credit), (v) that there be comprehensive regulation of OTC derivatives, (vi) that the controls on the ability of banking institutions to engage in transactions with affiliates be tightened, and (vii) that financial holding companies be required to be “well-capitalized” and “well-managed” on a consolidated basis.

The Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the broad range of reform proposals set forth by the Obama administration described above.  Separate comprehensive financial reform bills intended to address the proposals set forth by the Obama administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate.  In addition, both the U.S. Treasury Department and the Basel Committee on Banking

Supervision (the “Basel Committee”) have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations.

We cannot predict whether or in what form further legislation and/or regulations may be adopted or the extent to which the Company’s business may be affected thereby.

Incentive Compensation.  On October 22, 2009, the Federal Reserve Board issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.  The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.  The Incentive Compensation Proposal also contemplates a detailed review by the Federal Reserve Board of the incentive compensation policies and practices of a number of “large, complex banking organizations”.  Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions.  The Incentive Compensation Proposal provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.  In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.  It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Company to hire, retain and motivate its and their key employees

Bank Regulation.  As a Virginia state-chartered FDIC bank that is not a member of the Federal Reserve System, the Bank is subject to regulation, supervision and examination by the SCC’s Bureau of Financial Institutions (“BFI”).  The Bank is also subject to regulation, supervision and examination by the FDIC.  Federal law also governs the activities in which we may engage, the investments we may make and the aggregate amount of loans that may be granted to one borrower.  Various consumer and compliance laws and regulations also affect our operations.  Earnings are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including those referred to above.  The following description summarizes some of the laws to which we are subject.  The BFI and the FDIC will conduct regular examinations, reviewing such matters as the overall safety and soundness of the institution, the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of their operations.  In addition to these regular examinations, we must furnish the FDIC with periodic reports containing a full and accurate statement of our affairs. Supervision, regulation and examination of banks by these agencies are intended primarily for the protection of depositors rather than shareholders.

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

Additionally, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to establish its Temporary Liquidity Guarantee Program (“TLGP”). Under one component of this program, the Transaction Account Guarantee Program (“TAGP”), the FDIC temporarily provided a full guarantee on all non-interest bearing transaction accounts held by any depositor, regardless of dollar amount, through December 31, 2009.  The $250,000 deposit insurance coverage limit was scheduled to return to $100,000 on January 1, 2010, but was extended by congressional action until December 31, 2013.  The TLGP has been extended to cover debt of FDIC-insured institutions issued through April 30, 2010, and the TAGP has been extended through June 30, 2010.  The TLGP also guarantees all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days. All eligible institutions were permitted to participate in both of the components of the TLGP without cost for the first 30 days of the program. Following the initial 30 day grace period, institutions were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 for the transaction account guarantee program and at the rate of either 50, 75, or 100 basis points of the amount of debt issued, depending on the maturity date of the guaranteed debt, for the debt guarantee program. Institutions were required to opt-out of the TLGP if they did not wish to participate. The Company and its applicable subsidiaries elected to participate in both of these programs.

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

USA Patriot Act. The USA Patriot Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA Patriot Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. Although it does create a reporting obligation and compliance costs, the USA Patriot Act has not materially affected the Bank’s products, services or other business activities.

Reporting Terrorist Activities. The Office of Foreign Assets Control (OFAC), which is a division of the Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress.  OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

Employees

As of December 31, 2009, the Company and its subsidiaries had a total of 194 full-time employees and 13 part-time employees.  None of the Company’s employees are covered by a collective bargaining agreement.  The Company considers its relations with its employees to be good.

Control by Certain Shareholders

The Company has one shareholder who owns 8.38% of its outstanding Common Stock.  As a group, the Board of Directors and the Company’s Executive Officers control 16.42% of the outstanding Common Stock of the Company as of March 1, 2009.  Accordingly, such persons, if they were to act in concert, would not have majority control of the Bank and would not have the ability to approve certain fundamental corporate transactions or the election of the Board of Directors.

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

ITEM 1A.  RISK FACTORS

An investment in the parent company’s common stock is subject to risks inherent to the Company’s business, including the material risks and uncertainties that are described below.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report.  The risks and uncertainties described below are not the only ones facing the Company.  Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial, may also impair the Company’s business operations.  This report is qualified in its entirety by these risk factors.  If any of the following risks adversely affect the Company’s business, financial condition or results of operations, the value of the parent company’s common stock could decline significantly and you could lose all or part of your investment.

The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally.

Since December 2007, the United States has experienced a recession and a slowing of economic activity.  Business activity across a wide range of industries and regions is greatly reduced, and local governments and many businesses are in serious difficulty, due to the lack of consumer spending and the lack of liquidity in the credit markets.  Unemployment has increased significantly.

The financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.  This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities.  The global markets have been characterized by substantially increased volatility and short selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions.  Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties.  Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost of and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions.  Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral.  The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide.  In 2008 and 2009, the U.S. Government, the Federal Reserve and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $200 billion in the equity of other banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

Although the rate of increase in unemployment and the rate of decline in housing prices have slowed and the consumer spending and liquidity in the credit markets have been somewhat improved towards the end of 2009, the economic slowdown generally continues and there can be no assurance such indicia of recovery would herald any prolonged period of economic recovery and growth in 2010.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the market where the Company operates, the Richmond Metropolitan area.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings.  Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.  Overall, during 2009, the business environment was adverse for many households and businesses in the United States and worldwide. The business environment in the Richmond Metropolitan area, the United States and worldwide may continue to deteriorate for the foreseeable future.  There can be no assurance that these conditions will improve in the near term.  Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

Improvements in economic indicators disproportionately affecting the financial services industry may lag improvements in the general economy.

Should the stabilization of the U.S. economy lead to a general economic recovery, the improvement of certain economic indicators, such as unemployment and real estate asset values and rents, may nevertheless continue to lag behind the overall economy.  These economic indicators typically affect certain industries, such as real estate and financial services, more significantly.  For example, improvements in commercial real estate fundamentals typically lag broad economic recovery by 12 to 18 months.  The Company’s clients include entities active in these industries.  Furthermore, financial services companies with a substantial lending business are dependent upon the ability of their borrowers to make debt service payments on loans.  Should unemployment or real estate asset values fail to recover for an extended period of time, the Company could be adversely affected.

Our results of operations are significantly affected by the ability of our borrowers to repay their loans.

A significant source of risk is the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements.  Most of the Company’s loans are secured but some loans are unsecured.  With respect to the secured loans, the collateral securing the repayment of these loans may be insufficient to cover the obligations owed under such loans.  Collateral values may be adversely affected by changes in economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, widespread disease, terrorist activity, environmental contamination and other external events.  In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when it is not.  The Company has adopted underwriting and credit monitoring procedures and policies, including regular reviews of appraisals and borrower financial statements, that management believes are appropriate to mitigate the risk of loss.

As of December 31, 2009, approximately 77.5% of the Company’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans.  Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.  Further, if repurchase and indemnity demands with respect to the Company’s loan portfolio increase, its liquidity, results of operations and financial condition will be adversely affected.

The Company’s allowance for loan losses may be insufficient.

The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.

The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Company’s control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  Further, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

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

We have not realized any non-cash, other-than-temporary impairment charges during 2009 as a result of reductions in fair value below original cost of any investments in our investment portfolio.  However, we could be required to record future impairment charges on our investment securities if they suffer any declines in value that are considered other-than-temporary.  Considerations used to determine other-than-temporary impairment status to individual holdings include the length of time the stock has remained in an unrealized loss position, and the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent news that would affect expectations for recovery or further decline.

The Company may not be able to meet the cash flow requirements of its depositors and borrowers or meet its operating cash needs.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.  The liquidity of the Company is used to service its debt.  The liquidity of the Bank is used to make loans and leases and to repay deposit liabilities as they become due or are demanded by customers.  Liquidity policies and limits are established by the board of directors.  The overall liquidity position of the Company and the Bank are regularly monitored to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity.  Funding sources include Federal funds purchased, securities sold under repurchase agreements and non-core deposits. The Bank is a member of the Federal Home Loan Bank of Atlanta, which provides funding through advances to members that are collateralized with mortgage-related assets.

If the Company is unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital

Negative perceptions associated with the Company’s continued participation in the U.S. Treasury’s Capital Purchase Program may adversely affect its ability to retain customers, attract investors and compete for new business opportunities.

Several financial institutions which participated in the TARP Capital Purchase Program received approval from the U.S. Treasury to exit the program during the second half of 2009.  These institutions have, or are in the process of, repurchasing the preferred stock and repurchasing or auctioning the warrant issued to the U.S. Treasury as part of the program.  The Company has not yet requested the U.S. Treasury’s approval to repurchase the preferred stock and warrant from the U.S. Treasury.  In order to repurchase one or both securities, in whole or in part, the Company must establish that it has satisfied all of the conditions to repurchase and must obtain the approval of the U.S. Treasury.  There can be no assurance that the Company will be able to repurchase these securities from the U.S. Treasury.  The Company’s customers, employees and counterparties in its current and future business relationships may draw negative implications regarding the strength of the Company as a financial institution based on its continued participation in the program following the exit of one or more of its competitors or other financial institutions.  Any such negative perceptions may impair the Company’s ability to effectively compete with other financial institutions for business or to retain high performing employees.  If this were to occur, the Company’s business, financial condition and results of operations may be adversely affected, perhaps materially.

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

Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position.

In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader reform and a restructuring of financial institution regulation. Legislators and regulators in the United States are currently considering a wide range of proposals that, if enacted, could result in major changes to the way banking operations are regulated. Some of these major changes may take effect as early as 2010, and could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.

Certain reform proposals under consideration could result in our becoming subject to stricter capital requirements and leverage limits, and could also affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our shareholders or creditors. In addition, we anticipate the enactment of certain reform proposals under consideration that would introduce stricter substantive standards, oversight and enforcement of rules governing consumer financial products and services, with particular emphasis on retail extensions of credit and other consumer-directed financial products or services. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

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

The FDIC insures deposits at FDIC-insured financial institutions, including Village Bank.  The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level.  Current economic conditions have increased bank failures and expectations for further failures, which may result in the FDIC making more payments from the Deposit Insurance Fund and, in connection therewith, raising deposit premiums.  In addition, the FDIC instituted two temporary programs to further insure customer deposits at FDIC insured banks: deposit accounts are currently insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts at institutions participating in the Transaction Account Guarantee Program are currently fully insured (unlimited coverage).  These programs have placed additional stress on the Deposit Insurance Fund.

In February 2009, the FDIC finalized a rule that increases premiums paid by insured institutions and makes other changes to the assessment system.  Due to mounting losses from failed banking institutions in 2009, the FDIC adopted an interim rule that imposed an emergency special assessment in the second quarter of 2009 and further gave the FDIC authority to impose additional emergency special assessments of up to 10 basis points in subsequent quarters.  In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the depleted fund.  The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance.  If there are additional bank or financial institution failures the Company may be required to pay even higher FDIC premiums than the recently increased levels.  Further, on January 12, 2010, the FDIC requested comments on a proposed rule tying assessment rates of FDIC-insured institutions to the institution’s employee compensation programs.  The exact requirements of such a rule are not yet known, but such a rule could increase the amount of premiums the Company must pay for FDIC insurance.  These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact its earnings.

Concern of customers over deposit insurance may cause a decrease in deposits.

With the continuing news about bank failures, customers are increasingly concerned about the extent to which their deposits are insured by the FDIC.  Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with us is fully insured.  Decreases in deposits may adversely affect our funding costs and net income.

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

The Company is subject to a variety of operational risks, including reputational risk, legal and compliance risk, and the risk of fraud or theft by employees or outsiders.

The Company is exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.  Negative public opinion can result from its actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities.  Negative public opinion can adversely affect its ability to attract and keep customers and can expose the Company to litigation and regulatory action.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified.  The Company’s necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect.  The Company also may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability.  The Company is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as the Company is) and to the risk that its (or its vendors’) business continuity and data security systems prove to be inadequate.  The occurrence of any of these risks could result in a diminished ability of the Company to operate its business, potential liability to clients, reputational damage and regulatory intervention, which could adversely affect its business, financial condition and results of operations, perhaps materially.

The Company relies on other companies to provide key components of its business infrastructure.

Third parties provide key components of the Company’s business infrastructure, for example, system support, and Internet connections and network access.  While the Company has selected these third party vendors carefully, it does not control their actions.  Any problems caused by these third parties, including those resulting from their failure to provide services for any reason or their poor performance of services, could adversely affect its ability to deliver products and services to its customers and otherwise conduct its business.  Replacing these third party vendors could also entail significant delay and expense.

The Company may have to rely on dividends from the Bank.

The Company is a separate and distinct legal entity from its subsidiary bank.  Although the Company has never received any dividends from the Bank, it is entitled to receive dividends in accordance with federal and state regulations.  These federal and state regulations limit the amount of dividends that the Bank may pay to the Company.  In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations or pay dividends on the Company’s common stock.  The inability of the Company to receive dividends from the Bank could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Bank may not be able to remain well capitalized

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  The Bank meets the criteria to be categorized as a “well capitalized” institution as of December 31, 2009 and 2008.  However, the Bank may not be able to remain well capitalized for various reasons including a change in the mix of assets or a lack of profitability.  When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29.  In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

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

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of the Company’s Common Stock trade on the Nasdaq Capital Market under the symbol “VBFC”.  The high and low prices of shares of the Company’s Common Stock for the periods indicated were as follows:

	High	Low
2008
1st quarter	$11.47	$9.25
2nd quarter	10.99	8.08
3rd quarter	9.58	6.11
4th quarter	8.43	3.38

2009
1st quarter	$5.00	$3.77
2nd quarter	4.95	4.12
3rd quarter	5.98	3.85
4th quarter	4.43	2.01

Dividends

The Company has not paid any dividends on its Common Stock.  We intend to retain all of our earnings to finance the Company’s operations and we do not anticipate paying cash dividends for the foreseeable future.  Any decision made by the Board of Directors to declare dividends in the future will depend on the Company’s future earnings, capital requirements, financial condition and other factors deemed relevant by the Board.  Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s regulatory agencies.  Such dividends are limited to the lesser of the Bank’s retained earnings or the net income of the previous two years combined with the current year net income.  In addition, for as long as the U.S. Treasury holds shares of our preferred stock, the consent of the U.S. Treasury will be required prior to the payment of any dividends on our common stock.

Holders

At March 3, 2010, there were approximately 1,634 holders of record of Common Stock.

For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities

The Company did not repurchase any of its Common Stock during the fourth quarter of 2009.

Performance Graph

The following graph shows the yearly percentage change in the Company’s cumulative total shareholder return on its common stock from December 31, 2004 to December 31, 2009 compared with the NASDAQ Composite Index and peer group indexes based on asset size.

Total Return Performance
Index Value
140
120
100
80
60
40
20
0
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
Village Bank and Trust Financial Corp.
NASDAQ Composite
SNL Bank $250M-$500M
SNL Bank $500M-$1B

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Village Bank and Trust Financial Corp.	100.00	110.78	122.41	92.24	38.79	20.11
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank $250M-$500M	100.00	106.17	110.93	90.16	51.49	47.66
SNL Bank $500M-$1B	100.00	104.29	118.61	95.04	60.90	58.00

ITEM 6.  SELECTED FINANCIAL DATA

	Year Ended December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data
At year-end
Assets	$ 602,962,943	$ 572,407,993	$ 393,263,999	$ 291,217,760	$214,974,952
Loans, net of unearned income	467,568,547	470,722,286	327,343,013	241,051,025	172,378,272
Investment securities	54,857,211	24,300,962	13,711,399	12,787,644	2,981,903
Goodwill	-	7,422,141	689,108	689,108	689,108
Deposits	498,285,124	466,232,043	339,297,258	253,309,881	186,752,807
Borrowings	52,593,521	57,726,898	24,736,569	9,859,265	9,641,810
Stockholders' equity	48,941,989	46,162,574	26,893,299	25,644,115	17,151,893
Number of shares outstanding	4,230,628	4,229,372	2,575,985	2,562,088	1,854,618

Average for the year
Assets	600,034,107	442,604,327	337,750,179	246,562,178	184,498,899
Stockholders' equity	56,089,455	31,067,165	27,798,307	22,278,897	16,410,583
Weighted average shares outstanding	4,230,462	3,013,175	2,569,529	2,269,092	1,800,061

Income Statement Data
Interest income	$ 33,195,973	$ 29,072,146	$ 25,665,235	$ 19,019,111	$ 11,925,133
Interest expense	16,407,679	15,969,783	13,806,715	8,786,600	4,877,376
Net interest income	16,788,294	13,102,363	11,858,520	10,232,511	7,047,757
Provision for loan losses	13,220,000	2,005,633	1,187,482	796,006	460,861
Noninterest income	8,285,100	4,184,727	2,666,956	2,482,793	2,890,316
Goodwill impairment	7,422,141	-	-	-	-
Noninterest expense	20,915,737	14,572,271	11,821,232	9,817,089	7,778,004
Income tax expense (benefit)	(4,973,116)	241,097	515,699	702,990	468,025
Net income (loss)	$ (11,511,368)	$ 468,089	$ 1,001,063	$ 1,399,219	$ 1,231,183

Per Share Data
Earnings (loss) per share - basic	$ (2.84)	$ 0.16	$ 0.39	$ 0.62	$ 0.68
Earnings (loss) per share - diluted	$ (2.84)	$ 0.16	$ 0.37	$ 0.59	$ 0.61
Book value at year-end	$ 8.07	$ 10.91	$ 10.44	$ 10.01	$ 9.25

Performance Ratios
Return on average assets	(1.92)%	0.11%	0.30%	0.57%	0.67%
Return on average equity	(20.52)%	1.51%	3.60%	6.28%	7.50%
Net interest margin	3.13%	3.25%	3.80%	4.48%	4.15%
Efficiency (1)	83.42%	84.30%	81.38%	77.21%	78.26%
Loans to deposits	93.84%	100.96%	96.48%	95.16%	92.30%
Equity to assets	8.12%	8.06%	6.84%	8.81%	7.98%

Asset Quality Ratios
ALLL to loans at year-end	2.25%	1.29%	1.06%	1.06%	1.12%
ALLL to nonaccrual loans	49.37%	71.05%	134.20%	91.12%	105.28%
Nonperforming assets to year-end loans	7.95%	2.43%	0.87%	1.16%	1.06%
Net charge-offs to average loans	1.84%	0.60%	0.10%	0.12%	0.03%

(1)  Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income and noninterest income.
The goodwill impairment write-off is excluded in 2009 from noninterest expense.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company experienced significant losses during the year related to the current economic climate.  A continuation of the turbulence in significant portions of the global financial markets, particularly if it worsens, could further impact the Company’s performance, both directly by affecting revenues and the value of the Company’s assets and liabilities, and indirectly by affecting the Company’s counterparties and the economy generally.  Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions in the United States.  Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility.  It is not clear at this time what impact liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been announced or any additional programs that may be initiated in the future will have on the financial markets and the financial services industry.  The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Company.

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

Recent Market Developments

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Pursuant to EESA, the United States Department of the Treasury (the “U.S. Treasury”) was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the U.S. Treasury will purchase equity stakes in a wide variety of banks and thrifts.  Under the program, known as the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, from the $700 billion authorized by EESA, the U.S. Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock.  In conjunction with the purchase of preferred stock, the U.S. Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the U.S.  Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the TARP Capital Purchase Program.  On May 1, 2009, the Company elected to participate in the TARP Capital Purchase Program, under which the Company issued preferred shares and a warrant to purchase common shares to the U.S. Treasury.  As of the date of this report, the Company has not yet repurchased the preferred stock or the warrant to purchase common stock.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”).  The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLG Program (as amended from time to time thereafter) the FDIC would (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide full FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLA”) accounts held at participating FDIC-insured institutions.  The transaction account guarantee program described in clause (ii) will expire on June 30, 2010. Coverage under the TLG Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt.  The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.

On February 10, 2009, the Treasury Secretary announced a new comprehensive financial stability plan which included: (i) a capital assistance program that has invested in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a public-private investment fund intended to leverage public and private capital with public financing to purchase legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

In response to concerns relating to capital adequacy of large financial institutions, the Federal Reserve Board implemented Supervisory Capital Assessment Program (“SCAP”) under which all banking institutions with assets over $100 billion were required to undergo a comprehensive “stress test” to determine if they had sufficient capital to continue lending and to absorb losses that could result from a more severe decline in the economy than projected.  The results of the stress test were announced on May 7, 2009.  In addition, on September 3, 2009, the U.S. Treasury issued a policy statement relating to bank capital requirements, which calls for higher and stronger capital requirements for bank and non-bank financial firms that are deemed to pose a risk to financial stability due to their combination of size, leverage, interconnectedness and liquidity risk.  Also, on

December 17, 2009, the Basel Committee issued a set of proposals relating to the capital adequacy and liquidity risk exposures of financial institutions.

In order to restore the depleted Deposit Insurance Fund (“DIF”) and maintain a sound reserve ratio, the FDIC imposed higher base assessment rates and special one-time assessments and required prepayment of deposit insurance premium.  The FDIC stated that, after its semi-annual reviews, it may further increase assessment rates or take other actions to bring the DIF’s reserve ratio back to a desirable level.

In June of 2009, the Obama administration proposed a wide range of regulatory reforms that included, among other things, proposals (i) that any financial firm whose combination of size, leverage and interconnectedness could pose a threat to financial stability be subject to certain enhanced regulatory requirements, (ii) that federal bank regulators require loan originators or sponsors to retain part of the credit risk of securitized exposures, (iii) that there be increased regulation of broker-dealers and investment advisers, (iv) for the creation of a federal consumer financial protection agency that would, among other things, be charged with applying consistent regulations to similar products (such as imposing certain notice and consent requirements on consumer overdraft lines of credit), (v) that there be comprehensive regulation of OTC derivatives, (vi) that the controls on the ability of banking institutions to engage in transactions with affiliates be tightened, and (vii) that financial holding companies be required to be “well-capitalized” and “well-managed” on a consolidated basis.

On October 22, 2009, the Federal Reserve Board issued a comprehensive proposal on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The proposal covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group.

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

The Company’s primary source of earnings is net interest income, and its principal market risk exposure is interest rate risk.  The Company is not able to predict market interest rate fluctuations and its asset/liability management strategy may not prevent interest rate changes from having a material adverse effect on the Company’s results of operations and financial condition.

Although management endeavors to minimize the credit risk inherent in the Company’s loan portfolio, it must necessarily make various assumptions and judgments about the collectibility of the loan portfolio based on its experience and evaluation of economic conditions.  If such assumptions or judgments prove to be incorrect, the current allowance for loan losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income.

There is intense competition in all areas in which the Company conducts its business. The Company competes with banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions.  Many of these competitors have substantially greater resources and lending limits and provide a wider array of banking services.  To a limited extent, the Company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies.  Competition is based on a number of factors, including prices, interest rates, services, availability of products and geographic location.

The Company had a net loss of $11,511,000 in 2009 as compared to net income of $468,000 in 2008 and of $1,001,000 in 2007.  The single most significant factor in our declining earnings the last two years has been the recessionary economy.

Total assets increased to $602,963,000 at December 31, 2009 from $572,408,000 at December 31, 2008 and $393,264,000 at December 31, 2007, representing increases of 5% in 2009 and 46% in 2008.  The growth in total assets in 2008 is attributable to our merger with River City Bank, which added approximately $157.7 million in assets at the time of merger.  The growth in 2009 was primarily a result of an increase in investment securities of $30,556,000, funded by an increase in deposits of $32,053,000.

Much of our internal growth has been driven by lending on real estate.  As a result, the material decline in real estate values experienced in 2009 had a significant adverse effect on the growth and profitability of the Company.  At December 31, 2009, 89.0% of our loan portfolio was collateralized by real estate.  Declines in real estate values can reduce projected cash flows from commercial properties and the ability of borrowers to use home equity to support borrowings and increase the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default.  In addition, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions.

The following presents management’s discussion and analysis of the financial condition of the Company at December 31, 2009 and 2008, and results of operations for the Company for the years ended December 31, 2009, 2008 and 2007.  This discussion should be read in conjunction with the Company’s audited Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

Income Statement Analysis

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings.  Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity.  Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.  The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax equivalent net interest income by average interest-earning assets.  Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity.

We recorded a net loss of $11,511,000, or $2.84 per fully diluted share, in 2009, compared to net income of $468,000, or $0.16 per fully diluted share, in 2008, and $1,001,000, or $0.37 per fully diluted share, in 2007.  The decline in our profitability in 2009 was attributable to four significant increases in expenses from 2008 to 2009 as follows:

	2009	2008	Increase

Provision for loan losses	$13,220,000	$2,005,633	$11,214,367
Goodwill impairment	7,422,141	-	7,422,141
Expenses related to
foreclosed real estate	1,475,338	165,455	1,309,883
FDIC insurance premium	1,366,612	400,394	966,218

			$20,912,609

All of these increases in expenses are attributable primarily to the recessionary economy that dominated 2009.  The increases in the provision for loan losses and in expenses related to foreclosed real estate reflect the difficulties that many of our borrowers experienced with their ability to repay our loans to them.  The write-off of goodwill was based on our annual evaluation of the value of goodwill which was performed by an independent third party.  Goodwill was considered fully impaired at December 31, 2009 primarily because the value of the Company’s stock, and thus its overall value, declined significantly in 2009 as did many other banks’ stock.  The increase in the FDIC insurance premium was related to the losses the FDIC incurred in 2009 in closing 140 banks as it sought to restore the DIF to a desirable level.  Total assets of failed banks in 2009 totaled $170.9 billion with the loss to the DIF of $4.6 billion.

The decline in earnings from $1,001,000 in 2007 to $468,000 in 2008 was attributable to a decline in our net interest margin from 3.80% for 2007 to 3.27% for 2008, as well as an increase in the provision for loan losses of $818,000, from $1,187,000 in 2007 to $2,005,000 in 2008.  The decline in our net interest margin is attributable to declining interest rates and our acquisition of River City Bank which had a lower net interest margin.  The increase in the provision for loan losses was a result of deteriorating asset quality.

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

Growth in loans and deposits has resulted in net interest income increasing from $11,859,000 in 2007, to $13,102,000 in 2008 and to $16,788,000 in 2009.  However, net interest income as a percentage of average assets has steadily declined the last two years, from 3.5% in 2007 to 3.0% in 2008 and to 2.8% in 2009.  The growth in net interest income has not kept pace with the growth of the Company.  This is attributable to a declining net interest margin, from 3.80% in 2007 to 3.27% in 2008 and to 3.13% in 2009.  This declining interest margin resulted from declines in short-term interest rates that started in 2007 and continued into 2008.  A significant portion of our loan portfolio, the primary source of revenue to Village Bank, has interest rates that adjust according to the direction of short-term interest rates.  Accordingly, as short-term rates were reduced by the Federal Reserve, the income from our loan portfolio was reduced.  While the reduction of short-term interest rates also reduced the rates we pay on deposits, our largest expense, the reduction in interest rates paid on deposits was slower than the reduction of interest rates on our loan portfolio as our deposits generally do not reprice as quickly as our loans.  Consequently, our net interest income, the primary source of our earnings, was negatively impacted as short-term interest rates were reduced by the Federal Reserve.

Although the year to year comparison reflects a declining net interest margin, we are starting to experience a turnaround in this decline.  During 2009, the average interest rate we paid on deposits declined by 1.42%.  This decline outpaced the decline in the average interest rate earned on loans of ..67%, which had a positive impact on our net interest margin.  While the net interest margin of 3.13% for the full year of 2009 was lower than the net interest margin of 3.27% for 2008, it increasedfrom 3.29% for the month of December 2008 to 3.38% for the month of December 2009.  If short-term interest rates remain stable in 2010, we expect further declines in the average rate paid on deposits and an improving net interest margin.

Average interest-earning assets increased by $135,350,000, or 34%, in 2009 and by $88,383,000, or 28%, in 2008.  These increases in interest-earning assets were due primarily to the growth of our loan portfolio.  However, the average yield on interest-earning assets decreased to 6.19% in 2009 from 7.26% in 2008 and 8.22% in 2007.  Many of our loans are indexed to short-term rates affected by the Federal Reserve's decisions about short-term interest rates, and, accordingly, as the Federal Reserve increases or decreases short-term rates, the yield on interest-earning assets is affected.  As the Federal Reserve decreased interest rates starting in 2007 and continuing through 2008, decreasing short-term interest rates by 5% over twelve months, the average yield on our interest-earning assets decreased.

Our average interest-bearing liabilities increased by $120,065,000, or 31%, in 2009 and by $96,873,000, or 34%, in 2008.  These increases in average interest-bearing liabilities were due to strong growth in average deposits of $111,034,000 in 2009 and $70,321,000 in 2008 as well as borrowings of $19,990,000 in 2008. The average cost of interest-bearing liabilities decreased to 3.27% in 2009, from 4.18% in 2008 and 4.84% in 2007.  The significant decrease in our cost of funds in 2009 and 2008 was a result of decreases in short-term interest rates by the Federal Reserve in 2007 and 2008.  As with our interest-earning assets, the declines in the short-term interest rates by the Federal Reserve also reduced the interest rates we pay on interest-bearing liabilities in 2008, however, the reduction in interest rates on our interest-bearing liabilities has been slower than the reduction of interest rates on our interest-earning assets as the liabilities generally do not reprice as quickly as the assets.  Consequently, our net interest income, the primary source of our earnings, is negatively impacted as long as short-term interest rates continue to be reduced by the Federal Reserve.  See “Interest rate sensitivity” on page 48 for further discussion of the repricing of assets and liabilities.

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

Average Balance Sheets
(In thousands)

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
		Interest	Annualized		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$47,607	$2,959	6.22%	$39,275	$2,034	5.18%	$21,791	$1,795	8.24%
Real estate - residential	89,386	5,802	6.49%	61,416	5,291	8.62%	42,461	3,418	8.05%
Real estate - commercial	230,621	15,591	6.76%	160,019	10,968	6.85%	120,797	9,722	8.05%
Real estate - construction	99,103	6,038	6.09%	105,732	8,965	8.48%	92,886	8,707	9.37%
Consumer	10,642	788	7.40%	7,779	657	8.45%	6,488	582	8.97%
Gross loans	477,359	31,178	6.53%	374,221	27,915	7.46%	284,423	24,224	8.52%
Investment securities	33,174	1,458	4.40%	12,125	699	5.76%	16,471	847	5.14%
Loans held for sale	10,305	533	5.17%	3,721	225	6.05%	2,368	155	6.55%
Federal funds and other	15,034	27	0.18%	10,455	233	2.23%	8,877	439	4.95%
Total interest earning assets	535,872	33,196	6.19%	400,522	29,072	7.26%	312,139	25,665	8.22%
Allowance for loan losses	(8,367)			(4,309)			(2,956)
Cash and due from banks	15,998			8,179			5,169
Premises and equipment, net	27,880			23,951			13,901
Other assets	28,651			14,261			9,497
Total assets	$600,034			$442,604			$337,750

Interest bearing deposits
Interest checking	26,530	443	1.67%	$12,735	$159	1.25%	$10,454	$104	0.99%
Money market	69,267	1,242	1.79%	28,215	561	1.99%	21,618	726	3.36%
Savings	7,009	85	1.21%	6,891	193	2.80%	3,669	42	1.14%
Certificates	347,698	12,664	3.64%	291,629	13,435	4.61%	233,408	12,078	5.17%
Total deposits	450,504	14,434	3.20%	339,470	14,348	4.23%	269,149	12,950	4.81%
Borrowings
Long-tern debt - trust
preferred securities	8,764	392	4.47%	8,764	508	5.80%	6,173	447	7.24%
FHLB advances	26,348	970	4.22%	20,620	834	4.22%	7,945	340	4.22%
Other borrowings	16,337	612	1.77%	13,034	280	1.77%	1,748	70	1.77%
Total interest bearing liabilities	501,953	16,408	3.27%	381,888	15,970	4.18%	285,015	13,807	4.84%
Noninterest bearing deposits	39,626			27,657			22,686
Other liabilities	2,366			1,992			2,251
Total liabilities	543,945			411,537			309,952
Equity capital	56,089			31,067			27,798
Total liabilities and capital	$600,034			$442,604			$337,750

Net interest income before
provision for loan losses		$16,788			$13,102			$11,858
Interest spread - average yield
on interest earning assets,
less average rate on
interest bearing liabilities			2.93%			3.08%			3.38%
Net interest margin
(net interest income
expressed as a percentage
of average earning assets)			3.13%			3.27%			3.80%

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

Rate/Volume Analysis
(In thousands)

	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans	$6,333	$(2,762)	$3,571	$5,297	$(1,606)	$3,691
Investment securities	879	(120)	759	(273)	125	(148)
Fed funds sold and other	187	(393)	(206)	169	(305)	(136)
Total interest income	7,399	(3,275)	4,124	5,193	(1,786)	3,407

Interest expense
Deposits
Interest checking	217	66	283	24	31	55
Money market accounts	731	(48)	683	489	(654)	(165)
Savings accounts	3	(110)	(107)	57	94	151
Certificates of deposit	8,613	(9,386)	(773)	2,423	(1,066)	1,357
Total deposits	9,564	(9,478)	86	2,993	(1,595)	1,398
Borrowings
Long-term debt	-	(116)	(116)	18	43	61
FHLB Advances	201	(65)	136	512	(18)	494
Other borrowings	332	-	332	210	-	210
Total interest expense	10,097	(9,659)	438	3,733	(1,570)	2,163

Net interest income	$(2,698)	$6,384	$3,686	$1,460	$(216)	$1,244

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

The level of the allowance reflects changes in the size of the portfolio or in any of its components as well as management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, and political and regulatory conditions.  Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off.  While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Profitability has been negatively impacted the last two years by increasing provisions for loan losses.  The provision for loan losses increased from $1,187,000 in 2007 to $2,006,000 in 2008 and to $13,220,000 in 2009.  These increases in the provision for loan losses are attributable to the growth in our loan portfolio and a deterioration in asset quality as the depressed economy has negatively impacted the ability of our borrowers to repay us.  The deterioration in asset quality has occurred primarily in loans secured by real estate.  Loans secured by real estate represent 89% of our total loan portfolio at December 31, 2009.

We believe that the level of the provision for loan losses experienced in 2009 will not be repeated in 2010, as the economy is showing some signs of recovery which should help the ability of borrowers to repay loans.  However, no assurances can be given that the provision for loan losses in 2010 will not equal or exceed that in 2009.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, and gains and losses on sale of mortgage loans and securities held for sale. Over the last three years the most significant noninterest income item has been gain on loan sales generated by Village Bank Mortgage, representing 57% in both 2007 and 2008 and 70% in 2009 of total noninterest income.  Noninterest income amounted to $2,667,000 in 2007, $4,185,000 in 2008 and $8,285,000 in 2009.

The increase in noninterest income in 2009 of $4,100,000 is primarily attributable to an increase in gain on sale of loans of $3,447,000 and increased service charges and fees on transactional deposit accounts of $452,000.  The gain on sale of loans resulted from an increase in loan production by our mortgage company, from $100 million in loan closings in 2008 to $252 million in 2009.  Despite the depressed economic conditions in 2009, the mortgage company was able to increase loan production due to the addition of new loan officers.  Management expects the mortgage company to further increase loan production in 2010 due to declining mortgage loan interest rates that will allow more borrowers to qualify for loans and provide refinance opportunities for existing home owners.  Service charges and fees increased because transactional deposits grew by $108,215,000, or 132%, in 2009 as a result of maturing time deposits moving to money market accounts.

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

Noninterest expense

Noninterest expense includes all expenses of the Company with the exception of interest expense on deposits and borrowings, provision for loan losses and income taxes.  Some of the primary components of noninterest expense are salaries and benefits, and occupancy and equipment costs.  Over the last three years, the most significant noninterest expense item has been salaries and benefits, representing 58%, 55% and 50% of noninterest expense (excluding the write-off of goodwill in 2009) in 2007, 2008 and 2009, respectively.  Noninterest expense increased from $11,821,000 in 2007, to $14,572,000 in 2008 and to $28,338,000 in 2009.  In 2009 the write-off of all goodwill of $7,422,141 was included in noninterest expense.  This was a one time expense as we no longer have any goodwill.

The increase in noninterest expense of $13,766,000 in 2009 resulted from the goodwill write-off of $7,422,000 as well as increases in expenses related to foreclosed assets of $1,310,000 and the FDIC insurance premium of $966,000.  Other growth related increases in noninterest expense in 2009 were increases in salaries and benefits of $2,500,000, occupancy of $493,000, loan underwriting expense of $430,000, data processing of $159,000 and equipment of $126,000.

The increases in noninterest expense of $2,751,000 in 2008 resulted from the addition of new branches and the growth in the Company overall as well as the merger with River City Bank.  Growth related increases in noninterest expense in 2008 were increases in salaries and benefits of $1,133,000, professional and outside services of $372,000, occupancy of $364,000, loan underwriting expense of $271,000 and the FDIC insurance premium of $225,000.

Income taxes

Tax expense (benefit) amounted to $(4,973,000), $241,000 and $516,000 in 2009, 2008 and 2007, respectively.  The $5,241,000 decline in income tax expense in 2009 is related to the loss of $(16,484,000) and $275,000 decline in 2008 were attributable to the lower taxable income.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Bank recorded a franchise tax expense of $355,000, $180,000 and $210,000 for 2009, 2008 and 2007, respectively.

Balance Sheet Analysis

Investment securities

At December 31, 2009 and 2008, all of our investment securities were classified as available-for-sale.  Investment securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value.  Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity.  Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or, the maturity of such instruments and thus believes that any impairment in value is interest rate related and therefore temporary.  Available for sale securities included net unrealized gains of $97,000 at December 31, 2009 and net unrealized losses of $26,000 at December 31, 2008.  As of December 31, 2009, management does not have the intent to sell any of the securities classified as available for sale and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(Dollars in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
December 31, 2009
US Government Agencies
One to five years	$ 9,000	$ 9,315	$ (66)	$ 9,249	2.32%
Five to ten years	3,000	3,029	32	3,061	4.50%
More than ten years	34,250	35,284	75	35,359	5.22%
Total	46,250	47,628	41	47,669	4.61%

Mortgage-backed securities
One to five years	389	435	(37)	398	4.40%
Five to ten years	471	471	29	500	5.24%
More than ten years	3,141	3,227	53	3,280	5.53%
Total	4,001	4,133	45	4,178	5.39%

Municipals
More than ten years	1,000	1,026	1	1,027	5.28%

Other investments
More than five years	2,000	1,973	10	1,983	5.65%

Total investment securities	$53,251	$ 54,760	$ 97	$ 54,857	4.72%

December 31, 2008
US Government Agencies
Within one year	$ 360	$ 360	$ (4)	$ 356	4.50%
More than five years	16,546	16,095	564	16,659	5.73%
Total	16,906	16,455	560	17,015	5.70%

Mortgage-backed securities
One to five years	874	905	(23)	$882	4.47%
More than five years	4,603	4,694	(76)	4,618	5.42%
	5,477	5,599	(99)	5,500	5.27%
Other investments
More than five years	2,000	1,970	(184)	1,786	5.65%

Total investment securities	$ 24,383	$ 24,024	$ 277	$ 24,301	5.60%

Loans

A management objective is to maintain the quality of the loan portfolio.  The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower.  The portfolio strategies include seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar.

The Company’s real estate loan portfolios, which represent approximately 89% of all loans, are secured by mortgages on real property located principally in the Commonwealth of Virginia.  Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral.  The Company’s commercial loan portfolio represents approximately 8.5% of all loans.  Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $2.5 million.  Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property.  The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.  The remainder of our loan portfolio is in consumer loans which represent 2.5% of the total.

The following tables present the composition of our loan portfolio at the dates indicated and maturities of selected loans at December 31, 2009.

Loan Portfolio, Net
(In thousands)

		December 31,
	2009	2008	2007	2006	2005

Commercial	$ 39,576	$ 52,438	$ 23,152	$ 17,889	$ 14,121
Real estate - residential	93,657	84,612	51,281	36,408	30,043
Real estate - commercial	240,830	220,400	140,176	100,039	66,274
Real estate - construction	81,688	103,161	106,556	80,324	56,146
Consumer	11,609	10,307	6,611	6,730	6,161

Total loans	467,360	470,918	327,776	241,390	172,745
Less: unearned income, net	209	(196)	(433)	(339)	(367)
Less: Allowance for loan losses	(10,522)	(6,059)	(3,469)	(2,553)	(1,931)

Total loans, net	$ 457,047	$ 464,663	$ 323,874	$ 238,498	$ 170,447

Maturities of Selected Loans
December 31, 2009
(In thousands)

		Fixed Rate			Variable Rate
	Within	1 to 5	After		1 to 5	After		Total
	1 Year	Years	5 Years	Total	Years	5 Years	Total	Maturities

Commercial	$19,657	$13,451	$6,309	$19,760	$ 159	$ -	$ 159	$39,576
Real estate
Commercial	37,346	80,191	93,119	173,310	28,155	2,019	30,174	240,830
Construction	67,283	10,211	3,911	14,122	283	-	283	81,688
Residential	53,433	6,466	33,328	39,794	430	-	430	93,657

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

The overall allowance for loan losses is equivalent to approximately 2.25% of total loans net of deferred fees.  The schedule below, Allocation of the Allowance for Loan Losses, reflects the pro rata allocation by the different loan types.  The methodology as to how the allowance was derived is a combination of specific allocations and percentage allocations of the unallocated portion of the allowance for loan losses, as discussed below.  The Company has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Company to allocate the composition of the allowance for loan losses by types of loans.

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

The unallocated reserve is maintained to absorb risk factors outside of the general and specific reserves.  To arrive at the unallocated reserve, the loan portfolio is “shocked” or downgraded by a certain percentage based on management’s subjective assessment of the state of the economy.  The depressed economy in 2008 and 2009 has resulted in an increase in the percentage downgrade of the loan portfolio.

The allowance for loan losses was $10,522,000, $6,059,000 and $3,469,000 at December 31, 2009, 2008 and 2007, respectively.  The ratio of the allowance for loan losses to gross loans was 2.25% at December 31, 2009, 1.29% at December 31, 2008, and 1.06% December 31, 2007.  The increase in the allowance for loan losses in 2009 reflects a higher level of problem loans, management’s concern about the uncertainty in the economy and the current nationwide credit crisis.  The increase in 2008 is attributable to the increase in loans outstanding, primarily as a result of the merger with River City Bank, and a deterioration of asset quality.  We believe the amount of the allowance for loan losses at December 31, 2009 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Year Ended December 31,
	2009	2008	2007	2006	2005

Beginning balance	$ 6,059	$ 3,469	$ 2,553	$ 1,931	$ 1,514
Provision for loan losses	13,220	2,006	1,187	796	461
Charge-offs
Commercial and industrial	$ (1,273)	$ (468)	(31)	(183)	-
Real estate - residential	-	(202)	(120)	-	-
Real estate - commercial	(783)	(96)	-	-	-
Real estate - construction	(5,779)	(1,475)	(66)	-	-
Consumer	(932)	(2)	(54)	(72)	(46)
	(8,767)	(2,243)	(271)	(255)	(46)
Recoveries
Commercial and industrial	-	7	-	-	-
Real estate - residential	-	2	-	-	-
Real estate - commercial	-	-	-	74	-
Real estate - construction	3	395	-	-	-
Consumer	7	19	-	7	2
	10	423	-	81	2
Net charge-offs	(8,757)	(1,820)	(271)	(174)	(44)
Acquisition of River City Bank	-	2,404	-	-	-

Ending balance	$ 10,522	$ 6,059	$ 3,469	$ 2,553	$ 1,931

Loans outstanding at end of year (1)	$ 467,569	$ 470,722	$ 327,343	$ 241,051	$ 172,378
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of year	2.25%	1.29%	1.06%	1.06%	1.12%

Average loans outstanding for the year (1)	$ 477,359	$ 374,221	$ 284,423	$ 205,978	$ 150,432
Ratio of net charge-offs to average loans
outstanding for the year	1.84%	0.60%	0.10%	0.12%	0.03%

(1) Loans are net of unearned income.

Charge-offs increased significantly from $2,243,000 in 2008 to $8,767,000 in 2009.  This increase in charge-offs was primarily attributable to loans for real estate acquisition, development and construction in Chesterfield County, our primary lending market.  The elevated charge-off levels experienced in the current year warrant the heightened level of provisioning in 2009 and justify management’s use of a higher historical charge-off factor when considering the losses currently inherent in the loan portfolio during the calculation of the allowance for loan losses.  Due to the state of the economy, the duration of the loss history used in calculating the allowance was shortened during 2009 to better reflect current market conditions.

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

Allocation of the Allowance for Loan Losses
(In thousands)

	December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005
	Total	%	Total	%	Total	%	Total	%	Total	%

Commercial	$ 710	6.7%	$ 1,664	27.5%	$ 479	13.8%	$ 377	14.8%	$ 568	29.5%
Real estate
Residential	1,515	14.4%	1,142	18.8%	712	20.5%	512	20.1%	358	18.5%
Commercial	3,500	33.3%	2,166	35.7%	1,204	34.7%	884	34.5%	444	23.0%
Construction	4,442	42.2%	965	15.9%	989	28.5%	694	27.2%	485	25.1%
Consumer	355	3.4%	122	2.0%	85	2.5%	86	3.4%	76	3.9%

Total	$ 10,522	100.0%	$ 6,059	100.0%	$ 3,469	100.0%	$ 2,553	100.0%	$ 1,931	100.0%

Historically, commercial real estate loans have had the largest allocation of the allowance for loan losses as this type of loan has represented the largest category in our loan portfolio (52% in 2009 and 47% in 2008).  However, in 2009, the largest allocation of the allowance for loan losses changed to real estate construction loans.  This is a result of our experience with loan charge-offs in 2009 as charge-offs on real estate construction loans were $5,779,000, or 66%, of the total charge-offs of $8,767,000.  The allocation of the allowance for loan losses to commercial real estate loans continues to be a significant percentage due to the high concentration of this loan type in our loan portfolio.  In addition to our charge-off experience in 2009, the recessionary conditions and the deterioration of national and local housing trends noted during 2009 and 2008 also support this shift in the allocation.

Asset quality

The following table summarizes asset quality information at the dates indicated:

Asset Quality
(In thousands)

December 31,

	2009	2008	2007	2006	2005

Nonaccrual loans	$ 25,913	$ 8,528	$ 2,585	$ 2,801	$ 1,834
Restructured loans	-	-	-	-	-
Foreclosed properties	11,279	2,932	270	-	-

Total nonperforming assets	$ 37,192	$ 11,460	$ 2,855	$ 2,801	$ 1,834
Loans past due 90 days and still accruing
(not included in nonaccrual loans above)	$ 4,787	$ 6,197	$ 1,219	$ 6,520	$ 4,932

Nonperforming assets to loans at end of year (1)	7.95%	2.43%	0.87%	1.16%	1.06%

Nonperforming assets to total assets	6.17%	2.00%	0.73%	0.96%	0.85%

Allowance for loan losses to nonaccrual loans	40.6%	71.0%	134.2%	91.1%	105.3%

(1) Loans are net of unearned income.

Interest is accrued on outstanding loan principal balances, unless the Company considers collection to be doubtful.  Commercial and unsecured consumer loans are designated as non-accrual when the

Company considers collection of expected principal and interest doubtful.  Mortgage loans and most other types of consumer loans past due 90 days or more may remain on accrual status if management determines that concern over our ability to collect principal and interest is not significant.  When loans are placed in non-accrual status, previously accrued and unpaid interest is reversed against interest income in the current period and interest is subsequently recognized only to the extent cash is received.  Interest accruals are resumed on such loans only when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

Of the total nonaccrual loans of $25,913,000 at December 31, 2009 that were considered impaired, seventeen loans totaling $17,525,000 had specific allowances for loan losses totaling $5,522,000.  This compares to $8,528,000 in nonaccrual loans at December 31, 2008 of which three loans totaling $1,369,000 had specific allowances for loan losses of $235,000 at December 31, 2008.  The increase in nonaccrual loans is due to the recessionary economy and is the primary factor in the higher overall allowance for loan losses at December 31, 2009. The increased level of classified loans impacted the level of allocations required based upon historical loss experience resulting in increased provisioning and allowance levels.

If the loans classified as nonaccrual had been current in accordance with the original terms the gross amount of interest income that would have been earned in 2009 and 2008 was $569,000 and $95,000 respectively.  Twelve loans totaling $4,787,000 at December 31, 2009 were past due 90 days or more and interest was still being accrued as such amounts were considered collectible.

Deposits

The following table gives the composition of our deposits at the dates indicated.

Deposits
(In thousands)

	December 31, 2009		December 31, 2008		December 31, 2007
	Amount	%	Amount	%	Amount	%

Demand accounts	$ 38,521	7.7%	$ 34,483	7.4%	$ 22,223	6.6%
Interest checking accounts	36,441	7.3%	17,427	3.7%	10,518	3.1%
Money market accounts	115,167	23.1%	30,003	6.4%	22,060	6.5%
Savings accounts	8,901	1.8%	5,388	1.2%	3,373	1.0%
Time deposits of $100,000 and over	119,352	24.0%	148,173	31.8%	101,987	30.1%
Other time deposits	179,903	36.1%	230,758	49.5%	178,136	52.7%

Total	$498,285	100.0%	$466,232	100.0%	$338,297	100.0%

Total deposits increased by 7%, 37% and 34% in 2009, 2008 and 2007, respectively.  Although total deposits did not increase significantly in 2009, the composition did change.  Transactional deposit accounts (demand, interest checking, money market and savings accounts) increased to 39.9% of total deposits compared to 18.7% and 17.2% at December 31, 2008 and 2007, respectively.  This increase in transactional deposit accounts was the result of the Bank offering attractive interest rates on money market accounts to encourage customers with maturing certificates of deposit to transfer those funds to money market accounts as well as improved deposit gathering efforts by our branch personnel.

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

The following table is a schedule of average balances and average rates paid for each deposit category for the periods presented:

Average Deposits and Rates Paid
(In thousands)

	Year Ended December 31,
	2009		2008		2007
Account Type	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand accounts	$39,626	-	$27,657	-	$22,686	-
Interest-bearing deposits
Interest checking accounts	26,530	1.67%	12,735	1.25%	10,454	0.99%
Money market accounts	69,267	1.79%	28,215	1.99%	21,618	3.36%
Savings accounts	7,009	1.21%	6,891	2.81%	3,669	1.16%
Time deposits of $100,000 and over	121,440	3.72%	100,840	4.90%	81,828	5.23%
Other time deposits	226,258	3.60%	190,789	4.44%	151,580	5.14%
Total interest-bearing deposits	450,504	3.20%	339,470	4.23%	269,149	4.81%

Total average deposits	$490,130		$367,127		$291,835

The following table is a schedule of maturities for time deposits of $100,000 or more at December 31, 2009.

Maturities of Time Deposits of $100,000 or More
(In thousands)

Due within three months	$33,478
Due after three months through six months	10,509
Due after six months through twelve months	29,689
Over twelve months	45,676

$119,352

Borrowings

We utilize borrowings to supplement deposits when they are available at a lower overall cost to us or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $29,000,000 and $25,000,000 at December 31, 2009 and 2008 respectively.  The FHLB advances are secured by the pledge of residential mortgage loans and our FHLB stock.  Available borrowings at December 31, 2009 were approximately $9.5 million.

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.  We did not have any purchased federal funds at December 31, 2009 or 2008.

On September 12, 2007, the Company entered into a promissory note payable to Community Bankers’ Bank for $11,000,000 bearing interest at thirty day LIBOR plus 2.375% and maturing September 12, 2009.  The modification of the note was effective July 1, 2009 converting to 6.60% with principal and interest payments of $68,906 fixed for 60 months, then converting to the five year T-Bill rate plus 2.40% adjusted every sixty months thereafter.  Proceeds advanced under the promissory note were used to finance the construction of the Company’s new principal administrative offices in Chesterfield County which was completed in July 2008.  The balances outstanding were $9,943,873 and $10,021,871 at December 31, 2009 and 2008 respectively, and included in other borrowings.

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

Capital resources

Stockholders’ equity at December 31, 2009 was $48,942,000, compared to $46,163,000 at December 31, 2008 and $26,893,000 at December 31, 2007.  On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the TARP Program).  The TARP Program is a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers.  Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 499,030 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Capital Purchase Program carries a 5% dividend for each of the first 5 years of the investment, and 9% thereafter, unless the shares are redeemed by the Company.  The increase in equity in 2009 of $2,779,000 is primarily due to the receipt of the capital investment under the TARP Program of $14,738,000, offset by the net loss of $11,511,000 for the year, and the dividends paid to the U.S. Treasury on the TARP investment of $494,600.

During the third quarter of 2008, the Company took steps to increase the capital position of both the Company and the Bank in connection with the planned merger with River City Bank.  Such actions were taken, in part, to allow the FDIC to consider the merger application on an expedited/delegated basis.  In that regard, the Company issued 59,885 shares of common stock and received proceeds of $500,000 as a result of the exercise of previously issued options to its directors, all of which was contributed to the Bank as capital.  In addition, the Company obtained a loan for $2,250,000 from Virginia Community Bank of which it contributed $2,000,000 to the Bank as capital.  And lastly, the Company issued 106,250 shares of common stock to the Company’s largest shareholder for proceeds of $850,000, all of which was contributed to the Bank as capital.  The merger with River City Bank resulted in an additional $5,764,000 in common stock and $10,505,000 of surplus.  All of the above transactions contributed to the $19,270,000 increase in equity during 2008.   The balance outstanding on the loan at December 31, 2009 was $2,000,000 and included in other borrowings.

During the first quarter of 2005, the Company issued $5.2 million in Trust Preferred Capital Notes to increase its regulatory capital and to help fund its expected growth in 2005.  During the third quarter of 2007, the Company issued $3.6 million in Trust Preferred Capital Notes to partially fund the construction of an 80,000 square foot headquarters building completed in July 2008.  The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.  See Note 15 of the Notes to Consolidated Financial Statements for a more detailed discussion of the Trust Preferred Capital Notes.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated for the Company.

Analysis of Capital
(In thousands)

	As of December 31,
	2009	2008	2007

Tier 1 capital
Preferred stock	$ 59
Common stock	16,922	$ 16,917	$ 10,304
Additional paid-in capital	40,569	25,737	13,726
Retained earnings (deficit)	(8,648)	3,454	2,986
Warrant Surplus	732
Discount on preferred stock	(636)
Qualifying trust preferred securities	8,764	8,764	8,764
Total equity	57,762	54,872	35,780
Less: goodwill	-	(7,422)	(689)
Total Tier 1 capital	57,762	47,450	35,091

Tier 2 capital
Allowance for loan losses	6,310	6,059	3,469
Total Tier 2 capital	6,310	6,059	3,469

Total risk-based capital	64,072	53,509	38,560

Risk-weighted assets	$500,602	$500,689	$378,020

Capital ratios
Tier 1 capital to risk-weighted assets	11.5%	9.4%	9.3%
Total capital to risk-weighted assets	12.8%	10.6%	10.2%
Leverage ratio (Tier 1 capital to
average assets)	9.4%	8.4%	16.4%
Equity to total assets	8.1%	8.1%	6.8%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  The Bank meets the criteria to be categorized as a “well capitalized” institution as of December 31, 2009 and 2008.  When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29.  In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At December 31, 2009, cash, cash equivalents and investment securities available-for-sale totaled $75,519,000, or 12.5 % of total assets.

At December 31, 2009, we had commitments to originate $72,876,000 of loans.  Fixed commitments to incur capital expenditures were less than $25,000 at December 31, 2009.  Certificates of deposit scheduled to mature in the 12-month period ending December 31, 2009 total $184,051,000.  We believe that a significant portion of such deposits will remain with us.  We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at December 31, 2009.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Village Bank and Trust Financial Corp.
Interest Rate Sensitivity GAP Analysis
December 31, 2009
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 41,620	$ 13,432	$ 22,143	$ 26,716	$ 154,846	$ 258,757
Variable rate	135,345	3,332	8,093	14,808	47,025	208,603
Investment securities	-	-	162	78	54,617	54,857
Loans held for sale	7,506	-	-	-	-	7,506
Federal funds sold	6,777	-	-	-	-	6,777

Total rate sensitive assets	191,248	16,764	30,398	41,602	256,488	536,500
Cumulative rate sensitive assets	191,248	208,012	238,410	280,012	536,500

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	36,441	-	36,441
Money market accounts	115,166	-	-	-	-	115,166
Savings (2)	-	-	-	8,901	-	8,901
Certificates of deposit	88,654	29,044	69,612	100,666	11,279	299,255
FHLB advances	-	15,000	-	14,000	-	29,000
Trust Preferred Securities	-	-	-	-	8,764	8,764
Federal funds purchased	-	-	-	-	-	-
Other borrowings	2,928	2,041	84	266	9,511	14,830

Total rate sensitive liabilities	206,748	46,085	69,696	160,274	29,554	512,357
Cumulative rate sensitive liabilities	206,748	252,833	322,529	482,803	512,357

Rate sensitivity gap for period	$(15,500)	$(29,321)	$(39,298)	$(118,672)	$ 226,934	$ 24,143
Cumulative rate sensitivity gap	$(15,500)	$(44,821)	$(84,119)	$(202,791)	$ 24,143

Ratio of cumulative gap to total assets	(2.6)%	(7.4)%	(14.0)%	(33.6)%	4.0%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	92.5%	82.3%	73.9%	58.0%	104.7%
Ratio of cumulative gap to cumulative
rate sensitive assets	(8.1)%	(21.5)%	(35.3)%	(72.4)%	4.5%

(1) Includes nonaccrual loans of approximately $21,313,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At December 31, 2009, our liabilities that reprice within one year exceeded assets that reprice within one year by $84,119,000 and therefore we were in a liability-sensitive position.  A negative gap can adversely affect earnings in periods of increasing interest rates.  This negative position is due primarily to the short maturity of certificates of deposit as well as an increase in money market accounts.

Critical Accounting Policies

The accounting and reporting policies followed by the Company conform, in all material respects, to U.S. generally accepted accounting principles (“U.S. GAAP”) which, effective for all interim and annual periods ending after September 15, 2009, principally consist of the Financial Standards Board Accounting Standards Codification (“FASB Codification”).  FASB Codification Topic 105: Generally Accepted Accounting Principles establishes the FASB codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants.  All guidance contained in the FASB Codification carries an equal level of authority.  All non-grandfathered, non SEC accounting literature not included in the FASB Codification is superseded and deemed non-authoritative.  In preparing the consolidated financial statements, management has made estimates, assumptions and judgments based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions and judgments.  Certain policies inherently have greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation allowance to be established, or when an asset or liability must be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  The Company adjusts such estimates and assumptions when the Company believes facts and circumstances dictate.  Illiquid credit markets, volatile equity, foreign currency and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in the future periods.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.  If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. The Company’s annual goodwill impairment evaluation in 2009 resulted in a goodwill impairment charge of $7,422,000 which was recorded to noninterest expense for the year ended December 31, 2009. Of the total $7,422,000 in goodwill, $6,733,000 related to the acquisition of River City Bank and $689,000 related to the acquisition of the mortgage company.  This impairment charge, representing the full amount of goodwill on the consolidated balance sheet, was primarily due to a significant decline in the market value of the Company’s common stock during 2009 to below tangible book value for an extended period of time.  Other intangible assets include premiums paid for acquisitions of core deposits and other identifiable intangible assets. Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received.

Income taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management is also required to identify, estimate and disclose positions they have taken where the income tax treatment of the position taken is not 100% certain.  Our evaluation of the deductibility or taxability of items included in the Company’s tax returns has not resulted in the identification of any material, uncertain tax positions.

New accounting standards

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

In June 2009, the FASB issued standards on accounting for transfers of financial assets, removing the concept of qualifying special-purpose entities as an accounting criteria that had provided an exception to consolidation, and provided additional guidance on requirements for consolidation. This guidance is effective for annual periods ending after November 15, 2009, and did not have a material impact on the Company’s consolidated financial statements.

New authoritative accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The new authoritative accounting guidance under ASC Topic 715 became effective for the Company’s consolidated financial statements for the year-ended December 31, 2009 and the required disclosures are reported in Note 17 - Retirement Plans.

Additional new authoritative accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits,” requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods.  Under ASC Topic 715, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. The Company does not have any split-dollar life insurance policies.

To conform with Securities and Exchange Commission (“SEC”) requirements, the FASB repealed the requirement that SEC registrants disclose the date through which an evaluation of subsequent events has been conducted as required under FASB ASC Update 2010-09 “Subsequent Events”.

New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.

Impact of inflation and changing prices

The Company’s financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States, which require the Company to measure financial position and operating results primarily in terms of historical dollars.  Changes in the relative value of money due to inflation or recession are generally not considered.  The primary effect of inflation on the operations of the Company is reflected in increased operating costs.  In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate.  While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate.  Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related footnotes of the Company are presented below.

Report of Independent Registered Public Accounting Firm

Board of Directors
Village Bank and Trust Financial Corp.
Midlothian, Virginia

We have audited the accompanying consolidated balance sheets of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO Seidman, LLP

Richmond, Virginia
March 30, 2010

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets
Cash and due from banks	$ 13,884,581	$ 13,107,245
Federal funds sold	6,777,239	13,493,584
Investment securities available for sale	54,857,211	24,300,962
Loans held for sale	7,506,252	4,325,746
Loans
Outstandings	467,359,664	470,918,182
Allowance for loan losses	(10,521,931)	(6,059,272)
Deferred fees and costs	208,883	(195,896)
	457,046,616	464,663,014
Premises and equipment, net	27,799,084	28,173,518
Accrued interest receivable	3,366,718	3,499,793
Goodwill	-	7,422,141
Bank owned life insurance	5,431,002	5,099,022
Other real estate owned	11,278,532	2,932,101
Other assets	15,015,708	5,390,867

	$602,962,943	$572,407,993

Liabilities and Stockholders' Equity
Liabilities
Deposits	$498,285,124	$466,232,043
Federal home loan bank advances	29,000,000	25,000,000
Long-term debt- trust preferred securities	8,764,000	8,764,000
Other borrowings	14,829,521	23,962,898
Accrued interest payable	501,069	1,014,534
Other liabilities	2,641,410	1,271,944
Total liabilities	554,021,124	526,245,419

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference,
1,000,000 shares authorized, 14,738 shares issued and outstanding	58,952	-
Common stock, $4 par value - 10,000,000 shares authorized;
4,230,628 shares issued and outstanding at December 31, 2009
4,229,372 shares issued and outstanding at December 31, 2008	16,922,512	16,917,488
Additional paid-in capital	40,568,771	25,737,048
Retained earnings	(8,647,731)	3,453,788
Warrant	732,479	-
Discount on preferred stock	(636,959)	-
Accumulated other comprehensive income (loss)	(56,205)	54,250
Total stockholders' equity	48,941,819	46,162,574

	$602,962,943	$572,407,993

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Interest income
Loans	$ 31,711,644	$ 28,140,129	$ 24,379,103
Investment securities	1,457,694	698,790	847,364
Federal funds sold	26,635	233,227	438,768
Total interest income	33,195,973	29,072,146	25,665,235

Interest expense
Deposits	14,433,943	14,348,287	12,949,807
Borrowed funds	1,973,736	1,621,496	856,908
Total interest expense	16,407,679	15,969,783	13,806,715

Net interest income	16,788,294	13,102,363	11,858,520
Provision for loan losses	13,220,000	2,005,633	1,187,482
Net interest income after provision
for loan losses	3,568,294	11,096,730	10,671,038

Noninterest income
Service charges and fees	1,612,769	1,160,500	748,695
Gain on sale of loans	5,828,006	2,381,023	1,513,318
(Gain) loss on sale of equipment	(43,637)	57,827	-
Rental income	187,786	4,183	-
Other	700,176	581,194	404,943
Total noninterest income	8,285,100	4,184,727	2,666,956

Noninterest expense
Salaries and benefits	10,476,065	7,976,472	6,842,990
Occupancy	1,757,939	1,264,757	900,913
Equipment	877,205	751,698	659,014
Supplies	495,562	464,900	353,573
Professional and outside services	1,726,130	1,544,895	1,173,135
Advertising and marketing	308,598	315,985	439,749
OREO expense	1,475,338	165,455	-
FDIC assessment	1,366,612	464,395	175,763
Other operating expense	2,432,286	1,623,714	1,276,095
Goodwill impairment	7,422,141	-	-
Total noninterest expense	28,337,876	14,572,271	11,821,232

Net income (loss) before income taxes	(16,484,482)	709,186	1,516,762
Income tax (benefit) expense	(4,973,114)	241,097	515,699

Net income (loss)	(11,511,368)	468,089	1,001,063

Preferred stock dividends	494,631	-	-
Net Income (loss) available to
Common shareholders	$(12,005,999)	$ 468,089	$ 1,001,063

Earnings (loss) per share, basic	$ (2.84)	$ 0.16	$ 0.39
Earnings (loss) per share, diluted	$ (2.84)	$ 0.16	$ 0.37

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
and Comprehensive Income
Years Ended December 31, 2009, 2008 and 2007

								Accumulated
			Additional	Retained			Discount on	Other
	Preferred	Common	Paid-in	Earnings			Preferred	Comprehensive
	Stock	Stock	Capital	(Deficit)		Warrant	Stock	Income (loss)	Total

Balance, December 31, 2006	$ -	$ 10,248,352	$ 13,588,888	$ 1,984,634		$ -	$ -	$ (177,759)	$ 25,644,115
Issuance of common stock	-	55,588	77,646	-		-	-	-	133,234
Stock based compensation	-	-	59,735	-		-	-	-	59,735
Minimum pension adjustment
(net of income taxes of $4,419)	-	-	-	-		-	-	8,579	8,579
Net income	-	-	-	1,001,063		-	-	-	1,001,063
Change in unrealized gain
(loss) on securities
available for sale (net of
income taxes of $23,992)	-	-	-	-		-	-	46,573	46,573
Total comprehensive income	-	-	-	-		-	-	-	1,047,636

Balance, December 31, 2007	-	10,303,940	13,726,269	2,985,697		-	-	(122,607)	26,893,299
Issuance of common stock	-	849,652	950,712	-	-	-	-	-	1,800,364
Stock issued in acquisition of								-	-
River City Bank	-	5,763,896	10,504,700	-		-	-		16,268,596
Stock based compensation	-	-	555,367	-		-	-	-	555,367
Minimum pension adjustment
(net of income taxes of $2,917)	-	-	-	-		-	-	8,580	8,580
Net income	-	-	-	468,091		-	-	-	468,091
Change in unrealized gain
(loss) on securities
(net of incom taxes of $57,214)	-	-	-	-		-	-	168,277	168,277
Total comprehensive income	-	-	-	-		-	-	-	636,368

Balance, December 31, 2008	-	16,917,488	25,737,048	3,453,788		-	-	54,250	46,162,574
Issuance of preferred stock	58,952	-	14,679,048	-		732,479	(732,479)	-	14,738,000
Amortization of preferred stock
discount	-	-	-	(95,520)		-	95,520	-	-
Preferred stock dividend	-	-	-	(494,631)		-	-	-	(494,631)
Issuance of common stock	-	5,024	(5,024)	-		-	-	-	-
Stock based compensation	-	-	157,699	-		-	-	-	157,699
Minimum pension adjustment
(net of income taxes of $2,917)	-	-	-	-		-	-	8,580	8,580
Net loss	-	-	-	(11,511,368)		-	-	-	(11,511,368)
Change in unrealized gain
(loss) on securities
(net of incom taxes of $61,321)	-	-	-	-		-	-	(119,035)	(119,035)
Total comprehensive income	-	-	-	-		-	-	-	(11,621,823)

Balance, December 31, 2009	$ 58,952	$ 16,922,512	$ 40,568,771	$ (8,647,731)		$ 732,479	$ (636,959)	$ (56,205)	$ 48,941,819

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$ (11,511,368)	$ 468,089	$ 1,001,063
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	1,250,315	798,965	673,110
Deferred income taxes	(3,031,268)	(291,679)	(236,072)
Provision for loan losses	13,220,000	2,005,633	1,187,482
Write-down of other real estate owned	1,329,991	-	-
Write-off of goodwill	7,422,141	-	-
Gain on securities	(329,183)	(23,194)	-
Gain on loans sold	(5,828,006)	(2,381,023)	(1,513,318)
(Gain) loss on sale of premises and equipment	43,353	(57,827)	-
Gain on sale of other real estate owned	(46,173)	-	-
Stock compensation expense	157,699	555,367	59,735
Proceeds from sale of other real estate owned	2,875,478	-	-
Proceeds from sale of mortgage loans	255,007,702	101,624,820	68,667,081
Origination of mortgage loans for sale	(252,360,202)	(100,079,657)	(67,494,471)
Amortization of premiums and accrection of discounts on securities, net	337,251	(31,098)	37,759
(Increase) decrease in interest receivable	133,075	(43,355)	(451,491)
Increase in bank owned life insurance	(331,980)	(1,108,511)	(1,382,788)
Increase in other assets	(6,523,672)	(1,945,210)	(751,544)
Increase (decrease) in interest payable	(513,465)	(178,382)	157,994
Increase (decrease) in other liabilities	1,369,466	262,945	(501,892)
Net cash used in operating activities	2,671,154	(424,117)	(547,352)

Cash Flows from Investing Activities
Purchases of available for sale securities	(46,117,779)	-	(23,532,491)
Maturities and calls of available for sale securities	15,373,106	16,619,003	22,641,205
Net increase in loans	(18,109,329)	(32,209,599)	(86,562,804)
Purchases of premises and equipment	(1,023,928)	(8,954,314)	(8,080,207)
Proceeds from sale of premises and equipment	104,693	1,144,595	-
Acquisition net of cash required	-	(57,175)	-
Net cash used in investing activities	(49,773,237)	(23,457,490)	(95,534,297)

Cash Flows from Financing Activities
Issuance of preferred stock	14,738,000	-	-
Issuance of common stock	-	1,800,364	133,234
Net increase (decrease) in deposits	32,053,081	(3,277,260)	85,987,377
Federal Home Loan Bank borrowings	4,000,000	13,000,000	8,000,000
Proceeds from issuance of trust preferred securities	-	-	3,609,000
Net increase (decrease) in other borrowings	(9,133,377)	16,844,328	3,268,539
Dividends on preferred stock	(494,631)	-	-
Net cash provided by financing activities	41,163,073	28,367,432	100,998,150

Net (decrease) increase in cash and cash equivalents	(5,939,009)	4,485,825	4,916,501
Cash and cash equivalents, beginning of period	26,600,829	22,115,004	17,198,503

Cash and cash equivalents, end of period	$ 20,661,820	$ 26,600,829	$ 22,115,004

Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$ 12,505,727	$ 1,337,306	$ -

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

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

Interest is accrued on outstanding principal balances, unless the Company considers collection to be doubtful.  Commercial and unsecured consumer loans are designated as non-accrual when payment is delinquent 90 days or at the point which the Company considers collection doubtful, if earlier.  Mortgage loans and most other types of consumer loans past due 90 days or more may remain on accrual status if management determines that such amounts are collectible.  When loans are placed in non-accrual status, previously accrued and unpaid interest is reversed against interest income in the current period and interest is subsequently recognized only to the extent cash is received.  Interest accruals are resumed on such loans only when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The Company, through the Bank’s mortgage banking subsidiary, Village Bank Mortgage, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed rate lock commitments.  Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives.  The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 45 days.  The Company protects itself from changes in interest rates during this period by requiring a firm purchase agreement from a permanent investor before a loan can be closed.  As a result, the Company is not exposed to losses nor will it realize gains or losses related to its rate lock commitments due to changes in interest rates.

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.  Due to high correlation between rate lock commitments and best efforts contracts, no significant gains or losses have occurred on the rate lock commitments.

Allowance for loan losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is probable.  Subsequent recoveries, if any, are credited to the allowance.

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

Goodwill
Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations.  Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  The goodwill impairment analysis is a two-step test. The first, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.  If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment.  The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment.  If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.

The Company’s annual goodwill impairment evaluation in 2009 resulted in a goodwill impairment charge of $7,422,000 which was recorded to noninterest expense for the year ended December 31,

2009.  Of the total $7,422,000 in goodwill, $6,733,000 related to the acquisition of River City Bank and $689,000 related to the acquisition of the mortgage company.  This impairment charge, representing the full amount of goodwill on the consolidated balance sheet, was primarily due to a significant decline in the market value of the Company’s common stock during 2009 to below tangible book value for an extended period of time.  Other intangible assets include premiums paid for acquisitions of core deposits and other identifiable intangible assets.  Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received.

Income taxes
Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  The effect on recorded deferred income taxes of a change in tax laws or rates is recognized in income in the period that includes the enactment date.  To the extent that available evidence about the future raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The primary temporary differences are the allowance for loan losses and depreciation and amortization.  The Company has not identified any material uncertain tax positions.  As such, the disclosures required by GAAP pertaining to uncertain tax positions have been omitted.

Consolidated statements of cash flows
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks (including cash items in process of collection), interest-bearing deposits with banks and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.  Cash flows from loans originated by the Bank and deposits are reported net.  The Company paid interest of $16,921,000, $15,543,000 and $13,649,000 in 2009, 2008, and 2007, respectively.  The Company paid income taxes of $290,000, $260,400 and $800,400 in 2009, 2008 and 2007, respectively.  Non-cash investing activities included loans converted to real estate owned of $8,942,000, $1,337,000 and $0 in 2009, 2008 and 2007.respectively.

Comprehensive income
Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments in debt securities and amortization of the unfunded pension liability.  At December 31, 2009 the accumulated other comprehensive income was comprised of unrealized gains on securities available for sale of $63,862 and unfunded pension liability of $120,067.

Earnings per common share
Basic earnings (loss) per common share represent net income available to common stockholders, which represents net income (loss) less dividends paid or payable to preferred stock shareholders, divided by the weighted-average number of common shares outstanding during the period.  For diluted earnings per common share, net income available to common shareholders is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options and warrants, as well as any adjustment to income that would result from the assumed issuance.  The effects of stock options and warrants are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive.  Stock options and warrants are antidilutive if the underlying average market price of the stock that can be purchased for the period is less than the exercise price of the option or warrant.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants and are determined using the treasury stock method.

Stock incentive plan
The Company's shareholders approved the Company's 2000 stock incentive plan which authorizes the issuance of up to 455,000 shares of common stock (increased from 255,000 shares by amendment to the Incentive Plan approved by the Company’s shareholders at its 2006 annual meeting on May 23, 2006) to assist the Company in recruiting and retaining key personnel.  The incentive plan includes issuances of stock options and awards of 444,590 common shares.  The expiration date on options granted is ten years with a three year vesting schedule.  See Note 15 for more information on the stock incentive plan.

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

Off-balance-sheet instruments – The fair value of off-balance-sheet lending commitments is equal to the amount of commitments outstanding at December 31, 2009 of $72,876,000.  This is based onthe fact that the Bank generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

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

In June 2009, the FASB issued standards on accounting for transfers of financial assets, removing the concept of qualifying special-purpose entities as an accounting criteria that had provided an exception to consolidation, and provided additional guidance on requirements for consolidation. This guidance is effective for annual periods ending after November 15, 2009, and did not have a material impact on the Company’s consolidated financial statements.

New authoritative accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The new authoritative accounting guidance under ASC Topic 715 became effective for the Company’s consolidated financial statements for the year-ended December 31, 2009 and the required disclosures are reported in Note 17 - Retirement Plans.

Additional new authoritative accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits,” requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods.  Under ASC Topic 715, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. The Company does not have any split-dollar life insurance policies.

To conform with Securities and Exchange Commission (“SEC”) requirements, the FASB repealed the requirement that SEC registrants disclose the date through which an evaluation of subsequent events has been conducted as required under FASB ASC Update 2010-09 “Subsequent Events”.

New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Goodwill of $6.7 million recorded in this transaction was subsequently determined to be impaired at December 31, 2009 and an impairment of goodwill was recorded as of that date.  The Company also recorded $809,318 in core deposits intangibles which is being amortized over eight years using the straight line method.  The balance of the intangible was $687,000 and $785,000 at December 31, 2009 and 2008, respectively.  Amortization expense of $98,000 and $24,000 was included in other operating expense at December 31, 2009 and 2008, respectively.  Amortization expense of $98,000 per year will be recognized through 2016.

Note 3.                      Investment securities available-for-sale

The amortized cost and estimated fair value of investment securities available-for-sale as of December 31, 2009 and 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2009
U.S. Government agencies	$ 47,627,779	$ 301,365	$ (259,967)	$47,669,177
Mortgage-backed securities	4,133,353	91,937	(46,983)	4,178,307
Municipals	1,026,422	233	-	1,026,655
Other investments	1,972,896	10,175	-	1,983,071

Total	$ 54,760,450	$ 403,710	$ (306,950)	$54,857,210

December 31, 2008
U.S. Government agencies	$ 16,454,727	$ 565,175	$ (4,873)	$17,015,029
Mortgage-backed securities	5,599,176	7,607	(106,818)	5,499,965
Other investments	1,969,943	-	(183,975)	1,785,968

Total	$ 24,023,846	$ 572,782	$ (295,666)	$24,300,962

Investment securities with book values of approximately $6,000,000 and $12,000,000 at December 31, 2009 and 2008, respectively, were pledged to secure municipal deposits.

Investment securities available for sale that have an unrealized loss position at December 31, 2009 and December 31, 2008 are detailed below:
	Securities in a loss		Securities in a loss
	Position for less than		Position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair Value	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	(Loss)	Losses	Value	Losses
(In Thousands)
Investment Securities
available for sale

US Government Agencies	$ 19,542	$ (264)	$ -	$ -	$ 19,542	$ (264)

Total	$ 19,542	$ (264)	$ -	$ -	$ 19,542	$ (264)

	Securities in a loss		Securities in a loss
	Position for less than		Position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair Value	Unrealized	Fair	Unrealized
	Value	Losses	(Loss)	Losses	Value	Losses
December 31, 2008
(In Thousands)
Investment Securities
available for sale

US Government Agencies	$ 1,350	$ (9)	$ -	$ -	$ 1,350	$ (9)
Mortgage-backed securities	3,044	(40)			3,044	(40)
Other investments	1,786	(184)	-	-	1,786	(184)

Total	$ 6,180	$ (233)	$ -	$ -	$ 6,180	$ (233)

Management does not believe that any individual unrealized loss as of December 31, 2009 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates.  The Company has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

The amortized cost and estimated fair value of investment securities available-for-sale as of December 31, 2009, by contractual maturity, are as follows:

	Amortized	Estimated
	Cost	Fair Value

One to five years	$ 9,749,636	$ 9,647,303
Five to ten years	5,473,345	5,544,527
More than ten years	39,537,469	39,665,380

Total	$ 54,760,450	$ 54,857,210

During 2009 and 2008, investment securities available-for-sale totaling $15,373,000 and $16,336,000 respectively, were called or matured with no net losses.

Note 4.                      Loans

Loans classified by type as of December 31, 2009 and 2008 are as follows:

	2009	2008

Commercial	$ 39,576,219	$ 52,438,487
Real estate - residential	93,656,979	84,611,678
Real estate - commercial	240,829,484	220,399,707
Real estate - construction	81,688,330	103,161,425
Consumer	11,608,652	10,306,885

Total loans	467,359,664	470,918,182
Deferred loan cost (unearned income), net	208,883	(195,896)
Less: Allowance for loan losses	(10,521,931)	(6,059,272)

	$ 457,046,616	$ 464,663,014

Gains on the sale of loans totaling approximately $5,828,000, $2,381,000 and $1,513,000 were realized during the years ended December 31, 2009, 2008 and 2007, respectively.

Twelve loans totaling $4,787,000 at December 31, 2009 were past due 90 days or more yet interest was still being accrued.

The following is a summary of loans directly or indirectly with executive officers or directors of the Company for the years ended December 31, 2009 and 2008:

	2009	2008

Beginning balance	$ 9,985,486	$ 5,434,997
Additions	8,131,630	10,178,165
Reductions	(8,392,325)	(5,627,676)

Ending balance	$ 9,724,791	$ 9,985,486

Executive officers and directors also had unused credit lines totaling $3,864,000 and $4,411,000 at December 31, 2009 and 2008, respectively.  All loans and credit lines to executive officers and directors were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

Note 5.                      Allowance for loan losses

Activity in the allowance for loan losses in 2009, 2008 and 2007 was as follows:

	2009	2008	2007

Beginning balance	$ 6,059,272	$ 3,469,274	$ 2,552,608
Provision for loan losses	13,220,000	2,005,633	1,187,482
River City Bank, acquisition	-	2,403,551
Charge-offs	(8,767,522)	(2,242,761)	(271,016)
Recoveries	10,181	423,575	200

Ending balance	$ 10,521,931	$ 6,059,272	$ 3,469,274

As of December 31, 2009, 2008 and 2007, the Company had impaired loans of $25,913,000, $1,369,000 and $959,000, respectively, which were on nonaccrual status.  These loans had valuation allowances of $5,522,000, $235,000 and $200,000 as of December 31, 2009, 2008 and 2007, respectively.  The Company does not record interest income on impaired loans.  Interest income that would have been recorded had impaired loans been performing would have been $569,000, $95,000 and $93,000 for 2009, 2008 and 2007, respectively.

Note 6.                      Premises and equipment

The following is a summary of premises and equipment as of December 31, 2009 and 2008:

	2009	2008

Land	$ 6,318,761	$ 6,318,761
Buildings and improvements	21,556,836	20,747,905
Furniture, fixtures and equipment	4,404,084	4,858,610
Total premises and equipment	32,279,681	31,925,276
Less: Accumulated depreciation and amortization	(4,480,597)	(3,751,758)

Premises and equipment, net	$ 27,799,084	$ 28,173,518

Depreciation and amortization of premises and equipment for 2009, 2008 and 2007 amounted to $1,250,000, $799,000 and $673,000 respectively.

Note 7.                      Investment in bank owned life insurance

The Bank is owner and designated beneficiary on life insurance policies in the face amount of $15,391,000 covering certain of its directors and executive officers.  The earnings from these policies are used to offset expenses related to retirement plans.  The cash surrender value of these policies at December 31, 2009 and 2008 was $5,431,000 and $5,099,000, respectively.

Note 8.                      Deposits

Deposits as of December 31, 2009 and 2008 were as follows:

	2009	2008

Demand accounts	$ 38,520,878	$ 34,483,360
Interest checking accounts	36,441,259	17,427,061
Money market accounts	115,166,477	30,002,756
Savings accounts	8,901,299	5,387,828
Time deposits of $100,000 and over	119,352,471	148,172,837
Other time deposits	179,902,740	230,758,201

Total	$ 498,285,124	$ 466,232,043

The following are the scheduled maturities of time deposits as of December 31, 2009:

		Greater than
	Less Than	or Equal to
Year Ending December 31,	$100,000	$100,000	Total

2010	$ 110,375,362	$ 73,676,055	$ 184,051,417
2011	45,409,688	30,042,971	75,452,659
2012	13,827,040	8,601,274	22,428,314
2013	4,185,381	2,705,386	6,890,767
2014	6,105,269	4,326,785	10,432,054

	$ 179,902,740	$ 119,352,471	$ 299,255,211

Deposits held at the Company by related parties, which include officers, directors, greater than 5% shareholders and companies in which directors of the Board have a significant ownership interest, approximated $6,660,000 and $3,915,000 at December 31, 2008 and 2009, respectively.

Note 9.                      Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

On September 12, 2007, the Company entered into a promissory note payable to Community Bankers’ Bank for $11,000,000.  The note was modified on July 1, 2009 and bears interest at a fixed interest rate of 6.60% with principal and interest payments of $68,906 for 60 months, then converts to the five year T-Bill rate plus 2.40%, adjusted every sixty months thereafter.  The note matures on July 1, 2029 and the balance at December 31, 2009 and 2008 was 9,943,873 and $10,021,871, respectively..  Proceeds advanced under the promissory note were used to finance the construction of the Company’s new principal administrative offices in Chesterfield County which was completed in July 2008.

On September 24, 2008 the Company obtained a note payable from Virginia Community Bank for $2,250,000 bearing interest at 5% payable quarterly and matured September 24, 2009.  At maturity, the note was reduced to $2,000,000 and extended to April 23, 2010.  The balance at December 31, 2009 and 2008 was 2,000,000 and $2,250,000, respectively..

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB.  The Company held $2,308,000 in FHLB stock at December 31, 2009 which is held at cost and included in other assets.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  The FHLB borrowings are secured by the pledge of U.S. Government agency securities, FHLB stock and qualified single family first mortgage loans.  The FHLB advances held at December 31, 2009 mature $5,000,000 on April 09, 2010, $10,000,000 on June 28, 2010, $5,000,000 on April 11, 2011, $5,000,000 April 9, 2012 and $4,000,000 on August 27, 2013.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs.  Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.  Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  There were no securities sold under agreements to repurchase at December 31, 2009 and $9,425,000 at

December 31, 2008.

The Company also has securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold.  The carrying value of these repurchase agreements was $2,885,648 and $2,266,027 at December 31, 2009 and 2008, respectively.

Information related to borrowings is as follows:

	Year Ended December 31,
	2009	2008

Maximum outstanding during the year
FHLB advances	$ 29,000,000	$ 25,000,000
Federal funds purchased	373,000	29,405,248
Community Bankers' Bank	10,003,958	6,962,518
Balance outstanding at end of year
FHLB advances	29,000,000	25,000,000
Virginia Community Bank	2,000,000	2,250,000
Community Bankers' Bank	9,943,873	10,021,871
Average amount outstanding during the year
FHLB advances	26,347,945	20,620,438
Federal funds purchased	3,726	2,329,358
Community Bankers' Bank	10,003,958	6,962,518
Average interest rate during the year
FHLB advances	3.68%	4.04%
Federal funds purchased	0.61%	1.78%
Community Bankers' Bank	4.77%	2.94%
Average interest rate at end of year
FHLB advances	3.57%	3.41%
Federal funds purchased	-	-
Community Bankers' Bank	2.82%	2.82%
Virginia Community Bank	5.00%	5.05%

Note 10.                      Income taxes

The following summarizes the tax effects of temporary differences which compose net deferred tax assets and liabilities at December 31, 2009, 2008 and 2007:

	2009	2008	2007
Deferred tax assets
Net operating loss carryforward	$ 1,235,858	$ -	$ -
Allowance for loan losses	3,577,456	1,771,460	1,099,684
Pension expense	61,864	66,279	70,695
Goodwill	-	-	6,781

Total deferred tax assets	4,875,178	1,837,739	1,177,160

Deferred tax liabilities
Depreciation	384,183	467,219	235,447
Amortization of intangibles	98,066	19,613	-
Goodwill	28,741	33,857
Other, net	24,780	110,428	26,771

Total deferred tax liabilities	535,770	631,117	262,217

Net deferred tax asset	$ 4,339,408	$ 1,206,622	$ 914,943

The net deferred tax asset is included in other assets on the balance sheet.

The income tax expense (benefit) charged to operations for the years ended December 31, 2009, 2008 and 2007 consists of the following:

	2009	2008	2007

Current tax expense (benefit)	$(1,941,846)	$ 532,776	$ 778,775
Deferred tax expense (benefit)	(3,031,268)	(291,679)	(263,076)

Provision (benefit) for income taxes	$(4,973,114)	$ 241,097	$ 515,699

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Net income (loss) before income taxes	$(16,484,489)	$ 709,186	$ 1,516,762

Computed "expected" tax expense	$ (5,604,727)	$ 241,123	$ 515,699
Goodwill impairment	2,523,528	-	-
Cash surrender value of life insurance	(55,684)	(36,894)	(28,148)
Nondeductible expenses	15,495	19,504	17,580
Net operating loss carryforward	(1,851,726)	-	-
Other	-	17,363	10,568

Provision for income taxes	$ (4,973,114)	$ 241,097	$ 515,699

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded franchise tax expense of $355,000, $180,000 and $210,000 for 2009, 2008 and 2007, respectively, which is included in other operating expenses.

Note 11.                      Earnings (loss) per share

The following table presents the basic and diluted earnings per share computations:

	Year Ended December 31,
	2009	2008	2007
Numerator
Net income (loss)	$ (11,511,368)	$ 468,089	$ 1,001,063
Preferred stock dividend	(494,631)	-
Net income (loss) available to
common stockholders	$ (12,005,999)	$ 468,089	$ 1,001,063

Denominator
Weighted average shares outstanding - basic	4,230,462	3,013,175	2,569,529
Dilutive effect of common stock options	-	19,895	125,480

Weighted average shares outstanding - diluted	4,230,462	3,033,070	2,695,009

Earnings (loss) per share - basic and diluted
Earnings (loss) per share - basic	$ (2.84)	$ 0.16	$ 0.39
Effect of dilutive common stock options	-	-	(0.02)

Earnings (loss) per share - diluted	$ (2.84)	$ 0.16	$ 0.37

Outstanding options and warrants to purchase common stock (see Notes 13 and 14) were considered in the computation of diluted earnings per share for the years presented.  Stock options for 336,005, 333,955 and 4,000 shares of common stock were not included in computing diluted earnings per share in 2009, 2008 and 2007, respectively, because their effects were anti-dilutive. Warrants for 4,196,202 and 1,500,000 shares of common stock were not included in computing earnings per share in 2009 and 2008, because their effects were also anti-dilutive.

Note 12.                      Lease commitments

Certain premises and equipment are leased under various operating leases.  Total rent expense charged to operations was $435,000, $455,000 and $406,000 in 2009, 2008 and 2007, respectively.  At December 31, 2009, the minimum total rental commitment under such non-cancelable operating leases was as follows:

2010	$ 441,000	$ 440,836
2011	419,000	418,780
2012	431,000	430,813
2013	446,000	445,704
2014	437,000	436,890
Thereafter	396,000	395,775

	$ 2,570,000	$ 2,568,797

Note 13.                      Commitments and contingencies

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

At December 31, 2009, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk:

Contract
Amount

Undisbursed credit lines	$ 49,621,000
Commitments to extend or originate credit	19,078,000
Standby letter of credit	4,177,000

Total commitments to extend credit	$ 72,876,000

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

Note 14.                      Stockholders’ equity and regulatory matters

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

On May 1, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 14,738 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $4.00 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 499,029 shares of the Company’s common stock at an initial exercise price of $4.43 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $14,738,000 in cash.  The fair value of the preferred stock was estimated using discounted cash flow methodology at an assumed market equivalent rate of 13%, with 20 quarterly payments over a five year period, and was determined to be $10,208,000.  The fair value of the warrant was estimated using the Black-Scholes option pricing model, with assumptions of 25% volatility, a risk-free rate of 2.03%, a yield of 6.162% and an estimated life of 5 years, and was determined to be $534,000.  The aggregate fair value for both the preferred stock and common stock warrants was determined to be $10,742,000 with 95% of the aggregate attributable to the preferred stock and 5% attributable to the common stock warrant.  Therefore, the $14,738,000 issuance was allocated with $14,006,000 being assigned to the preferred stock and $732,000 being allocated to the common stock warrant.  The difference between the $14,738,000 face value of the preferred stock and the amount allocated of $14,006,000 to the preferred stock is being accreted as a discount on the preferred stock using the effective interest rate method over five years.

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

Quantitative measures are established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 Capital to average assets (the Leverage ratio).  Management believes that as of December 31, 2009, the Bank meets all capital adequacy requirements to which it is subject.

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  The Bank meets the criteria to be categorized as an “well capitalized” institution as of December 31, 2009.

The capital amounts and ratios at December 31, 2009 and 2008 for the Company and the Bank are presented in the table below:

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2009
Total capital (to risk-
weighted assets)
Consolidated	$64,072,000	12.80%	$40,048,000	8.00%	$50,060,000	10.00%
Village Bank	54,796,000	11.33%	38,705,000	8.00%	48,382,000	10.00%

Tier 1 capital (to risk-
weighted assets)
Consolidated	57,762,000	11.54%	20,024,000	4.00%	30,036,000	6.00%
Village Bank	48,693,000	10.06%	19,353,000	4.00%	29,029,000	6.00%

Leverage ratio (Tier 1
capital to average
assets)
Consolidated	57,762,000	9.39%	24,607,000	4.00%	30,759,000	5.00%
Village Bank	48,693,000	8.24%	23,643,000	4.00%	29,554,000	5.00%

December 31, 2008
Total capital (to risk-
weighted assets)
Consolidated	$53,245,000	10.63%	$40,055,000	8.00%	$50,069,000	10.00%
Village Bank	49,834,000	10.27%	38,835,000	8.00%	48,544,000	10.00%

Tier 1 capital (to risk-
weighted assets)
Consolidated	47,186,000	9.42%	20,028,000	4.00%	30,041,000	6.00%
Village Bank	43,775,000	9.02%	19,418,000	4.00%	29,126,000	6.00%

Leverage ratio (Tier 1
capital to average
assets)
Consolidated	47,186,000	8.40%	21,959,000	4.00%	27,449,000	5.00%
Village Bank	43,775,000	8.20%	21,344,000	4.00%	26,681,000	5.00%

In addition, banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s regulatory agencies.  Such dividends are limited to the lesser of the Bank’s retained earnings or the net income of the previous two years combined with the current year net income.

Note 15.                      Stock incentive plan

In accordance with accounting standards the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost is recognized over the period during which an employee is required to provide service in exchange for the award rather than disclosed in the financial statements.  During the years ended December 31, 2009, 2008 and 2007 the Company granted 3,000, 150,680 and 1,000 stock options, respectively, and the total expense of these grants to be recognized over the three year vesting period was $8,151, and $7,638 in 2009 and 2007, respectively.  The stock options to acquire 150,680 shares granted during 2008 are related to the purchase of River City Bank and the value of these options of $489,481 was included as part of the purchase price.

The following table summarizes options outstanding under the stock incentive plan at the indicated dates:

	Year Ended December 31,
	2009				2008
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	333,955	$ 9.63	$ 4.77		247,410	$ 10.06	$ 4.69
Granted	3,000	4.45	2.86		150,680	8.49	4.86
Forfeited	(950)	10.78	5.90		(4,250)	12.23	5.14
Exercised	-	-	-		(59,885)	8.36	4.64	$ 20,923
Options outstanding,
end of period	336,005	$ 9.58	$ 4.75	$ -	333,955	$ 9.63	$ 4.77	$ -
Options exercisable,
end of period	300,900				252,100

	Year Ended December 31,
	2007
		Weighted
		Average
		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value
Options outstanding,
beginning of period	251,910	$ 10.22	$ 4.67
Granted	1,000	13.96	8.04
Forfeited	-	-	-
Exercised	(5,500)	8.74	4.07	$ 96,246
Options outstanding,
end of period	247,410	$ 10.26	$ 4.70	$1,295,438
Options exercisable,
end of period	229,910

The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the years indicated:

	Year Ended December 31,
	2009	2008	2007

Risk-free interest rate	3.46%	2.88%	4.81%
Dividend yield	0%	0%	0%
Expected weighted average term	7 years	7 years	7 years
Volatility	50%	50%	50%

The following table summarizes information about stock options outstanding at December 31, 2009:

	Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$7.68 - $9.24	144,030	4.7	$ 7.19	126,175	$ 7.28
$11.20 - $13.96	191,975	6.4	11.57	174,475	10.40

	336,005	5.7	9.69	300,650	9.09

During the first quarter of 2007, the Company granted to certain officers 5,725 restricted shares of common stock and 5,725 performance shares of common stock with a weighted average fair market value of $15.95 at the date of grant.  During the second quarter an additional 175 restricted shares of common stock and 175 performance shares of common stock were granted with a weighted average fair market value of $16.75 at the date of grant.  These restricted stock awards have three-year graded vesting and the performance shares cliff vest at the end of three years.  The number of performance shares that ultimately vest is dependent upon achieving specific performance targets.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  During the first quarter of 2009, we granted to certain officers 26,592 restricted shares of common stock with a weighted average fair market value of $4.60 at the date of grant.  These restricted stock awards have three-year graded vesting.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The total number of shares underlying non-vested restricted stock and performance share awards was 27,219 and 8,709 at December 31, 2009 and 2008, respectively.

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of December 31, 2009and 2008 was $324,051 and $173,031, respectively.  Of the $324,051 of unamortized compensation at December 31, 2009, $91,055 relates to performance based restricted stock awards.  The time based unamortized compensation of $232,966 is expected to be recognized over a weighted average period of 2.0 years.  The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $157,851 $65,886 and $59,735, respectively.  There were 1,092 and 350 forfeitures of restricted stock awards in 2009 and 2008, respectively, and none in 2007.

Stock-based compensation expense was $157,699 and $555,367 for the years ended December 31,

2009 and 2008, respectively.

Stock-based compensation expense was $157,699, $65,887 and $59,734 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 16.                      Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate was 2.40% and 4.97% at December 31, 2009 and 2008, respectively.  The securities may be redeemed at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 17.                      Retirement plans

401K Plan:  The Bank provides a qualified 401K plan to all eligible employees which is administered through the Virginia Bankers Association Benefits Corporation.  Employees are eligible to participate in the plan after three months of employment.  Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction.  Due to the recent economic conditions the Bank ceased it matching program in 2009 and does not anticipate making ay contributions in 2010. Prior to 2009 the Bank provided a matching contribution of $.50 for every $1.00 the participant contributes up to the first 4% of their salary.  Participants were fully vested in their own contributions and vested equally over three years of service in the Bank’s matching contributions.  Total contributions to the plan for the years ended December 31, 2008, and 2007 were $107,918 and $98,705 respectively.

Supplemental Executive Retirement Plan:  The Bank established the Village Bank Supplemental Executive Retirement Plan (the “SERP”) on January 1, 2005 to provide supplemental retirement income to certain executive officers as designated by the Personnel Committee and approved by the Board of Directors.  The SERP is an unfunded employee pension plan under the provisions of ERISA.  An eligible employee, once designated by the Committee and approved by the Board of

Directors in writing to participate in the SERP, becomes a participant in the SERP 60 days following such approval (unless an earlier participation date is approved).  There are currently five executive officers who participate in the SERP.  The retirement benefit to be received by a participant is determined by the Committee and approved by the Board of Directors and is payable in equal monthly installments over a 15 year period, commencing on the first day of the month following a participant’s retirement or termination of employment, provided the participant has been employed by the Bank for a minimum of 10 years (6 years in the case of one participant).  The Personnel Committee, in its sole discretion, may choose to treat a participant who has experienced a termination of employment on or after attaining age 65 but prior to completing his service requirement as having completed his service requirement.  At December 31, 2009 and 2008, the Bank’s liability under the SERP was $963,122 and $328,880, respectively, and expense for the years ended December 31, 2009, 2008 and 2007 was to $266,829, $112,459 and $166,495, respectively.  The increase in cash surrender value of the BOLI related to the participants was $331,980, $81,101 and $62,410 for the years ended December 31, 2009, 2008 and 2007, respectively.

Directors’ Deferral Plan:  The Bank established the Village Bank Outside Directors Deferral Plan (the “Directors Deferral Plan”) on January 1, 2005 under which non-employee Directors of Village Bank have the opportunity to defer receipt of all or a portion of certain compensation until retirement or departure from the Board of Directors.  Deferral of compensation under the Directors Deferral Plan is voluntary by non-employee Directors and to participate in the plan a director must file a deferral election as provided in the plan.  A Director shall become an active participant with respect to a plan year (as defined in the plan) only if he is expected to have compensation during the plan year and he timely files a deferral election.  A separate account is established for each participant in the plan and each account shall, in addition to compensation deferred at the election of the participant, be credited with interest on the balance of the account, the rate of such interest to be established by the Board of Directors in its sole discretion at the beginning of each plan year.  At December 31, 2009 and 2008, the Bank’s liability under the Directors Deferral Plan was $367,413 and $263,472, respectively, and expense for the years ended December 31, 2009, 2008 and 2007 was $103,941, $82,599 and $74.607, respectively.

Note 18.  Fair Value

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

FASB Codification Topic 820: Fair Value Measurements and Disclosures establishes a hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair values hierarchy is as follows:

●	Level 1 Inputs— Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

●
Level 2 Inputs — Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

●	Level 3 Inputs - Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

	Fair Value Measurement
	at December 31, 2009 Using
	(In Thousands)

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring
US Government Agencies	$ 47,669		$ 47,669
MBS	4,178		4,178
Municipals	1,027		1,027
Other available for sale (1)	1,983		1,983

Financial Assets-Non-Recurring
Impaired loans	25,913			$ 25,913
Real estate owned	11,279			11,279
Residential loans held for sale	7,506		7,506

(1) Excludes restricted stock.

	Fair Value Measurement
	at December 31, 2008 Using
	(In Thousands)

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring
US Government Agencies	$ 17,045		$ 17,045
MBS	5,470		5,470
Other available for sale (1)	1,786		1,786

Financial Assets-Non-Recurring
Impaired loans	8,528			$ 8,528
Real estate owned	2,932			2,932
Residential loans held for sale	4,326		4,326

(1) Excludes restricted stock.

The following tables present the changes in the Level 3 fair value category for the year ended December 31, 2009.

	Impaired	Real Estate
	Loans	Owned	Total Assets
(in thousands)

Balance at December 31, 2007	$ 2,585	$ 270	$ 2,855
Total realized and unrealized gains (losses)
Included in earnings	-	-	-
Included in other comprehensive income	-	-	-
Net transfers in and/or out of Level 3	5,943	2,662	8,605
Balance at December 31, 2008	8,528	2,932	11,460
Total realized and unrealized gains (losses)
Included in earnings	-	46	46
Included in other comprehensive income	-	-	-

Net transfers in and/or out of Level 3	17,385	8,301	25,686
Balance at December 31, 2009	$ 25,913	$ 11,279	$ 25,732

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

Off-balance-sheet instruments – The fair value of off-balance-sheet lending commitments is equal to the amount of commitments outstanding at December 31, 2009 of $72,876,000.  This is based on the fact that the Bank generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash and cash equivalents	$ 20,661,820	$ 20,661,820	$ 26,612,829	$ 26,612,829
Investment securities available for sale	54,857,211	54,857,211	24,300,962	24,300,962
Loans held for sale	7,506,252	7,506,252	4,325,746	4,325,746
Loans	457,046,616	466,271,730	464,663,014	506,263,603
Accrued interest receivable	3,366,718	3,366,718	3,499,793	3,499,793

Financial liabilities
Deposits	498,285,124	500,979,984	466,232,043	442,567,544
FHLB borrowings	29,000,000	29,011,904	25,000,000	24,977,639
Trust preferred securities	8,764,000	8,764,000	8,764,000	8,764,000
Other borrowings	14,829,521	14,829,521	23,962,898	23,962,898
Accrued interest payable	501,069	501,069	1,014,534	1,014,534

Off-balance-sheet instruments
Undisbursed credit lines		49,621,000		70,659,000
Commitments to extend or originate
credit		19,078,000		14,109,000
Standby letters of credit		4,177,000		4,124,000

Note 19.                      Parent corporation only financial statements

Village Bank and Trust Financial Corp.
(Parent Corporation Only)
Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets
Cash and due from banks	$ 2,835,334	$ 721,617
Investment in subsidiaries	48,669,651	51,404,282
Investment in special purpose subsidiary	264,000	264,000
Premises and equipment, net	14,564,323	14,588,892
Prepaid expenses and other assets	7,184,697	1,263,948

	$ 73,518,005	$ 68,242,739

Liabilities and Stockholders' Equity
Liabilities
Long-term debt - trust preferred securities	$ 8,764,000	$ 8,764,000
Payable to subsidiary	3,203,546	700,737
Other Borrowings	11,943,873	12,271,871
Other liabilities	664,767	343,557
Total liabilities	24,576,186	22,080,165

Stockholders' equity
Preferred stock	58,952	-
Common stock	16,922,512	16,917,488
Additional paid-in capital	40,568,771	25,737,048
Retained earnings (deficit)	(8,647,731)	3,453,788
Warrant surplus	732,479
Discount on preferred stock	(636,959)	-
Accumulated other comprehensive		-
Income (loss)	(56,205)	54,250
Total stockholders' equity	48,941,819	46,162,574

	$ 73,518,005	$ 68,242,739

Village Bank and Trust Financial Corp.
(Parent Corporation Only)
Statement of Operations
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Noninterest income
Rental Income	$ 881,496	$ 265,515	$ -
Total noninterest income	881,496	265,515	-

Expenses
Interest	978,634	$ 708,020	$ 447,381
Occupancy	636,053	232,612	11,700
Equipment	19,767	7,140	-
Advertising and marketing	717	4,468	-
Supplies	51,426	52,951	33,850
Legal	22,126	897	15,029
Audit and accounting	6,719	-	-
Other outside services	39,676	17,050	6,389
Insurance	15,195	6,065	-
Telephone	-	44,942	-
Other	52,452	21,788	-
Total expenses	1,822,765	1,095,933	514,349

Net loss before undistributed equity in subsidiary	(941,269)	(830,418)	(514,349)

Undistributed equity in subsidiary	(12,782,126)	1,016,165	1,340,533

Net income before income taxes	(13,723,395)	185,747	826,184
Income taxes (benefit)	(2,212,027)	(282,342)	(174,879)

Net income (loss)	$(11,511,368)	$ 468,089	$ 1,001,063

Village Bank and Trust Financial Corp.
(Parent Corporation Only)
Statement of Cash Flows
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash Flows from Operating Activities
Net income	$(11,511,368)	$ 468,089	$ 1,001,063
Adjustments to reconcile net income to net cash
provided by operating activities
Stock compensation expense	-
Depreciation and amortization	392,150	9,012	-
Undistributed earnings of subsidiary	12,782,126	(1,016,165)	(1,340,533)
Increase/Decrease in other assets	(5,920,749)	293,101	1,004,831
Increase in other liabilities	2,823,769	1,335,642	(473,426)
Net cash provided by operations	(1,434,072)	1,089,679	191,935

Cash Flows from Investing Activities
Payments for investments in and advances to subsidiaries	(10,000,000)	(20,108,076)	-
Purchase of premises and equipment	(367,581)	(7,913,499)	(6,684,405)
Net cash used in operations	(10,367,581)	(28,021,575)	(6,684,405)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	14,738,000	-	-
Proceeds from issuance of long-term debt	-	-	3,609,000
Proceeds from issuance of common stock	-	18,068,960	133,234
Net increase (decrease) in other borrowings	(327,998)	9,435,781	2,836,090
Dividends on preferred stock	(494,632)
Net cash provided by operations	13,915,370	27,504,741	6,578,324

Net increase in cash	2,113,717	572,845	85,854
Cash, beginning of period	721,617	148,772	62,918

Cash, end of period	$ 2,835,334	$ 721,617	$ 148,772

Note 20.                      Selected quarterly financial data (unaudited)

Condensed quarterly financial data is shown as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
Interest income	$ 8,353,428	$ 8,427,816	$ 8,334,206	$ 8,080,523
Interest expense	4,446,762	4,259,921	4,009,344	3,691,652
Net interest income before
provision for loan losses	3,906,666	4,167,895	4,324,862	4,388,871
Provision for loan losses	1,100,000	3,100,000	6,000,000	3,020,000
Gain on sale of loans	943,116	1,509,971	1,842,129	1,532,790
Fees and other noninterest
income	513,270	525,773	552,101	874,951
Goodwill impairment	-	-	-	7,422,141
Noninterest expenses	4,376,899	5,803,529	4,916,631	5,818,683
Income tax (benefit)	(38,708)	(917,962)	(1,427,260)	(2,589,186)
Net loss	(75,139)	(1,781,928)	(2,770,279)	(6,884,027)
Loss per share
Basic	$ (0.02)	$ (0.45)	$ (0.70)	$ (1.80)
Diluted	$ (0.02)	$ (0.45)	$ (0.70)	$ (1.80)

2008
Interest income	$ 6,758,711	$ 6,869,527	$ 6,725,218	$ 8,718,690
Interest expense	3,973,172	3,681,656	3,628,988	4,685,967
Net interest income before
provision for loan losses	2,785,539	3,187,871	3,096,230	4,032,723
Provision for loan losses	249,354	498,024	514,827	743,428
Gain on sale of loans	426,517	608,344	717,830	628,332
Fees and other noninterest
income	331,874	373,782	579,737	611,661
Noninterest expenses	3,153,167	3,400,998	3,547,443	4,564,010
Income tax expense	48,078	92,131	112,719	(11,831)
Net income (loss)	93,331	178,844	218,808	(22,891)
Earnings (loss) per share
Basic	$ 0.04	$ 0.07	$ 0.08	$ (0.01)
Diluted	$ 0.04	$ 0.07	$ 0.08	$ (0.01)

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2009.  This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

March 26, 2010
Date

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be disclosed in this Item 10 is contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be disclosed in this Item 11 is contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed in this Item 12 is contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in this Item 13 is contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in this Item 14 is contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
The following consolidated financial statements and reports are included in Part II, Item 8, of this report on Form 10K.

Report of Independent Registered Public Accounting Firm (BDO Seidman)
Consolidated Balance Sheets – December 31, 2009 and 2008
Consolidated Statements of Income – Years Ended December 31, 2009, 2008 and 2007 Consolidated Statements of Changes in Stockholders’ Equity and
   Comprehensive Income – Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows – Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

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

3.3	Bylaws of Village Bank and Trust Financial Corp., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007.

4.1
Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.

4.2
Warrant to Purchase Shares of Common Stock, dated May 1, 2009, incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.

10.1	Incentive Plan, as amended and restated May 23, 2006, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-QSB for the period ended June 30, 2006.*

10.2	Organizational Investors Warrant Plan, incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-KSB for the year ended December 31, 2004.

10.3	Shareholder Loan Referral Warrant Plan, incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-KSB for the year ended December 31, 2004.

10.4
Executive Employment Agreement, effective as of April 1, 2001, between Thomas W. Winfree and Southern Community Bank & Trust, incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-KSB for the year ended December 31, 2004.*

10.5	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-KSB for the year ended December 31, 2004.*

10.6	Form of Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-KSB for the year ended December 31, 2004. *

10.7
Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Corp. and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.

10.8
Side Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Crop. and the United States Department of the Treasury, incorporated by reference to Exhibit 10.2 of the Current Report of Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.

10.9	Form of Senior Executive Officer Waiver, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.*

10.10	Form of Senior Executive Officer Consent Letter, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.*

21	Subsidiaries of Village Bank and Trust Financial Corp.

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Financial Officer.

32	Section 906 Certification.

99.1	TARP Certification by Chief Executive Officer.

99.2	TARP Certification by Chief Financial Officer.

_____________________________
* Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date:  March 26, 2010                                     By: /s/ Thomas W. Winfree
     Thomas W. Winfree
     President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas W. Winfree Thomas W. Winfree	President and Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2010
/s/ C. Harril Whitehurst, Jr. C. Harril Whitehurst, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2010
/s/ R. T. Avery, III R.T. Avery, III	Director	March 26, 2010
/s/ Donald J. Balzer, Jr. Donald J. Balzer, Jr.	Director and Vice Chairman of the Board	March 26, 2010
/s/ Craig D. Bell Craig D. Bell	Director and Chairman of the Board	March 26, 2010
/s/ William B. Chandler William B. Chandler	Director	March 26, 2010
/s/ R. Calvert Esleeck, Jr. R. Calvert Esleeck, Jr.	Director	March 26, 2010
/s/ George R. Whittemore George R. Whittemore	Director	March 26, 2010

/s/ Michael L. Toalson Michael L. Toalson	Director	March 26, 2010
/s/ O. Woodland Hogg, Jr. O. Woodland Hogg, Jr.	Director	March 26, 2010
/s/ Michael A. Katzen Michael A. Katzen	Director	March 26, 2010
/s/ Charles E. Walton Charles E. Walton	Director	March 26, 2010
/s/ John T. Wash, Sr. John T. Wash, Sr.	Director	March 26, 2010