Form 10-Q
period 2010-03-31
Village Bank & Trust Financial Corp.
filed 2010-05-14
CIK 1290476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q
☐QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

4,238,348 shares of common stock, $4.00 par value, outstanding as of May 8, 2010

Village Bank and Trust Financial Corp.
Form 10-Q

TABLE OF CONTENTS
Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2010 (unaudited) and December 31, 2009	3

Consolidated Statements of Income
For the Three Months Ended
March 31, 2010 and 2009 (unaudited)	4

Consolidated Statements of Stockholders’ Equity
For the Three Months Ended
March 31, 2010 and 2009 (unaudited)	5

Consolidated Statements of Cash Flows
For the Three Months Ended
March 31, 2010 and 2009 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4T. Controls and Procedures	33

Part II – Other Information

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. (Removed and Reserved)	34

Item 5. Other Information	34

Item 6. Exhibits	34

Signatures	35

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
March 31, 2010 (Unaudited) and December 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$12,479,089	$13,884,581
Federal funds sold	34,520,104	6,777,239
Investment securities available for sale	41,367,828	54,857,211
Loans held for sale	10,525,439	7,506,252
Loans
Outstandings	463,717,444	467,359,664
Allowance for loan losses	(9,090,947)	(10,521,931)
Deferred costs	387,441	208,883
	455,013,938	457,046,616
Premises and equipment, net	27,685,122	27,799,084
Accrued interest receivable	2,932,596	3,366,718
Bank owned life insurance	5,488,252	5,431,002
Other real estate owned	10,714,591	11,278,532
Other assets	14,696,314	15,015,708

	$615,423,273	$602,962,943

Liabilities and Stockholders' Equity
Liabilities
Deposits	$510,977,282	$498,285,124
Trust preferred securities	8,764,000	8,764,000
Federal home loan bank advances	29,000,000	29,000,000
Other borrowings	14,470,730	14,829,521
Accrued interest payable	483,568	501,069
Other liabilities	2,366,675	2,641,410
Total liabilities	566,062,255	554,021,124

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference,	58,952	58,952
1,000,000 shares authorized, 14,738 shares issued and outstanding
Common stock, $4 par value - 10,000,000 shares authorized;	16,922,512	16,922,512
4,230,628 shares issued and outstanding at March 31, 2010
and December 31, 2009
Additional paid-in capital	40,598,815	40,568,771
Retained earnings	(8,377,580)	(8,647,731)
Warrant Surplus	732,479	732,479
Discount on preferred stock	(600,971)	(636,959)
Accumulated other comprehensive income (loss)	26,811	(56,205)
Total stockholders' equity	49,361,018	48,941,819

	$615,423,273	$602,962,943

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Income Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest income
Loans	$7,089,244	$8,009,697
Investment securities	357,120	336,458
Federal funds sold	14,232	7,273
Total interest income	7,460,596	8,353,428

Interest expense
Deposits	2,510,967	4,003,456
Borrowed funds	533,820	443,306
Total interest expense	3,044,787	4,446,762

Net interest income	4,415,809	3,906,666
Provision for loan losses	500,000	1,100,000
Net interest income after provision
for loan losses	3,915,809	2,806,666

Noninterest income
Service charges and fees	407,689	373,119
Gain on sale of loans	1,171,954	943,116
Gain on sale of assets	242,936	-
Rental income	103,671	41,671
Other	227,720	98,480
Total noninterest income	2,153,970	1,456,386

Noninterest expense
Salaries and benefits	2,767,389	2,464,614
Occupancy	509,918	444,044
Equipment	217,724	255,618
Supplies	134,362	125,825
Professional and outside services	522,809	435,641
Advertising and marketing	89,626	71,495
Expenses related to foreclosed real estate	209,828	39,923
FDIC insurance premium	292,168	95,387
Other operating expense	586,805	444,352
Total noninterest expense	5,330,629	4,376,899

Net income (loss) before income taxes	739,150	(113,847)
Income tax expense (benefit)	251,311	(38,709)

Net income (loss)	487,839	(75,138)

Preferred stock dividends	181,700	-

Net income loss available to common stockholders	$306,139	$(75,138)

Earnings (loss) per share, basic	$0.07	$(0.02)
Earnings (loss) per share, diluted	$0.07	$(0.02)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2010 and 2009
(Unaudited)

							Accumulated
			Additional	Retained		Discount on	Other
	Prefered	Common	Paid-in	Earnings		Preferred	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Stock	Income (loss)	Total

Balance, December 31, 2009	$58,952	$16,922,512	$40,568,771	$(8,647,731)	$732,479	$(636,959)	$(56,205)	$$8,941,819
Amortization of preferred stock
discount	-	-	-	(35,988)	-	35,988	-	-
Preferred stock dividend	-	-	-	(181,700)	-	-	-	(181,700)
Stock based compensation	-	-	30,044		-	-	-	30,044
Minimum pension adjustment
(net of income taxes of 2,188)	-	-	-		-	-	2,145	2,145
Net income	-	-	-	487,839	-	-	-	487,839
Change in unrealized gain
(loss) on securities
available for sale (net of
income taxes of $24,496)	-	-	-	-	-	-	80,871	80,871
Total comprehensive
income (loss)	-	-	-	-	-	-	-	570,855

Balance, March 31, 2010	$58,952	$16,922,512	$40,598,815	$(8,377,580)	$732,479	$(600,971)	$26,811	$49,361,018

Balance, December 31, 2008	$-	$16,917,488	$25,737,048	$3,453,788	$-	$-	$54,250	$46,162,574
Issuance of common stock	-	4,872	(4,872)	-	-	-	-	-
Stock based compensation	-	-	45,461	-	-	-	-	45,461
Minimum pension adjustment
(net of income taxes of $729)							2,145	2,145
Net loss	-	-	-	(75,138)	-	-	-	(75,138)
Change in unrealized gain
(loss) on securities
available for sale (net of income
taxes of $54,089)	-	-	-	-	-	-	(159,086)	(159,086)
Total comprehensive
income (loss)	-	-	-	-	-	-	-	(232,079)

Balance, March 31, 2009	$-	$16,922,360	$25,777,637	$3,378,650	$-	$-	$(102,691)	$45,975,956

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2010 and 2009

	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$487,839	$(75,138)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	315,000	310,004
Provision for loan losses	500,000	1,100,000
Write-down of other real estate owned	43,000	-
Gain on securities	(108,213)	(8,061)
Gain on loans sold	(1,171,954)	(943,116)
Gain on sale of premises and equipment	(242,936)	(645)
Gain on sale of other real estate owned	(68,475)	-
Stock compensation expense	30,044	45,461
Proceeds from sale of mortgage loans	49,053,958	45,065,904
Origination of mortgage loans for sale	(50,901,191)	(49,328,920)
Amortization of premiums and accrection of discounts on securities, net	209,813	7,692
Decrease in interest receivable	834,122	233,682
Increase in bank owned life insurance	(57,250)	(59,545)
(Increase) decrease in other assets	279,878	(1,341,837)
Increase (decrease) in interest payable	(17,501)	(89,204)
Increase (decrease) in other liabilities	(274,734)	175,954
Net cash used in operating activities	(1,088,600)	(4,907,769)

Cash Flows from Investing Activities
Purchases of available for sale securities	(2,950,740)	(6,230,297)
Maturities and calls of available for sale securities	16,162,000	4,473,630
Proceeds from the sale of calls of available for sale securities	299,054	-
Proceeds from sale of other real estate owned	1,568,051	-
Net increase in loans	154,043	(2,363,098)
Purchases of premises and equipment	(335,423)	(120,736)
Proceeds from sale of premises and equipment	377,321	9,626
Acquisition net of cash required	-	-
Net cash used in investing activities	15,274,306	(4,230,875)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	12,692,158	16,207,140
Net increase (decrease) in other borrowings	(358,791)	(8,872,798)
Dividends on preferred stock	(181,700)	-
Net cash provided by financing activities	12,151,667	7,334,342

Net (decrease) increase in cash and cash equivalents	26,337,373	(1,804,302)
Cash and cash equivalents, beginning of period	20,661,820	26,600,829

Cash and cash equivalents, end of period	$46,999,193	$24,796,527

Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$978,635	$306,124

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three month period ended March 31, 2010 is not necessarily indicative of the results to be expected for the full year ending December 31, 2010.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.

Note 2 - Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.  A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

Note 3 – Earnings (loss) per common share

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2010	2009

Numerator
Net income (loss) - basic and diluted	$487,839	$(75,138)
Preferred stock dividend	181,700	-

Net income (loss) applicable to common stockholders	$306,139	$(75,138)

Denominator
Weighted average shares outstanding - basic	4,230,628	4,229,981
Dilutive effect of common stock options and
restricted stock awards	-	-

Weighted average shares outstanding - diluted	4,230,628	4,229,981

Earnings (loss) per share - basic and diluted
Earnings (loss) per share - basic	$0.07	$(0.02)
Effect of dilutive common stock options	-	-

Earnings (loss) per share - diluted	$0.07	$(0.02)

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented.  Stock options for 336,005 and 333,955 shares of common stock were not included in computing diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively, because their effects were anti-dilutive.  Warrants for 499,029 shares of common stock were not included in computing earnings per share in 2010 because their effects were also anti-dilutive.

Note 4 – Investment securities

At March 31, 2010 and December 31, 2009, all of our securities were classified as available-for-sale.  The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(Dollars in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
March 31, 2010
US Government Agencies
Within one year	$12,750	$12,834	$20	$12,854	2.14%
One to five years	16,463	17,087	61	17,148	3.34%
Five to ten years	2,352	2,331	28	2,359	1.72%
More than ten years	1,000	981	43	1,024	2.80%
Total	32,565	33,233	152	33,385	2.75%

Mortgage-backed securities
One to five years	3,464	3,580	74	3,654	3.54%
Five to ten years	220	229	(8)	221	1.39%
More than ten years	27	28	-	28	3.04%
Total	3,711	3,837	66	3,903	3.41%

Municipals
More than ten years	2,000	2,105	5	2,110	5.19%

Other investments
More than five years	2,000	1,974	(4)	1,970	5.65%

Total investment securities	$40,276	$41,149	$219	$41,368	3.07%

December 31, 2009				$-
US Government Agencies
One to five years	$9,000	$9,315	$(66)	$9,249	2.32%
Five to ten years	3,000	3,029	32	3,061	4.50%
More than ten years	34,250	35,284	75	35,359	5.73%
Total	46,250	47,628	41	47,669	5.70%

Mortgage-backed securities
One to five years	389	435	(37)	$398	4.40%
Five to ten years	471	471	29	500	5.24%
More than ten years	3,141	3,227	53	3,280	5.42%
	4,001	4,133	45	4,178	5.39%

Municipals
More than ten years	1,000	1,026	1	1,027	5.28%

Other investments
More than five years	2,000	1,973	10	1,983	5.65%

Total investment securities	$53,251	$54,760	$97	$54,857	4.72%

Investment securities available for sale that have an unrealized loss position at March 31, 2010 and December 31, 2009 are detailed below.

	Securities in a Loss		Securities in a Loss
	Position for Less Than		Position for More Than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
March 31, 2010
Investment securities
available for sale
US Government Agencies	$10,080	$(43)	$-	$-	$10,080	$(43)
Mortgage-backed securities	599	(42)	-	-	599	(42)
Municipals	518	(4)	-	-	518	(4)
Other investments	1,970	(3)	-	-	1,970	(3)

Total	$13,167	$(92)	$-	$-	$13,167	$(92)

December 31, 2009
Investment securities
available for sale
US Government Agencies	$19,542	$(264)	$-	$-	$19,542	$(264)

Total	$19,542	$(264)	$-	$-	$19,542	$(264)

Management does not believe that any individual unrealized loss as of March 31, 2010 and December 31, 2009 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates.  The Company has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

Note 5 – Deposits

Deposits as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%

Noninterest bearing demand	$40,329,929	7.89%	$38,520,878	7.73%
NOW	37,105,791	7.26%	36,441,259	7.31%
Money market	105,829,790	20.71%	115,166,477	23.11%
Savings	9,985,487	1.95%	8,901,299	1.79%
Time deposits of $100,000 and over	126,119,292	24.68%	119,352,471	23.95%
Other time deposits	191,606,993	37.51%	179,902,740	36.11%

Total	$510,977,282	100.00%	$498,285,124	100.00%

Note 6 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2010 was 2.42%.  The securities may have been redeemed at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 7 – Stock incentive plan

The Company has a stock incentive plan which authorizes the issuance of up to 455,000 shares of common stock to assist the Company in recruiting and retaining key personnel.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Three Months Ended March 31,
	2010				2009
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	336,005	$9.58	$4.75		333,955	$9.63	$4.77
Granted	-	-	-		-	-	-
Forfeited	-	-	-		-	-	-
Exercised	-	-	-		-	-	-
Options outstanding,
end of period	336,005	$9.58	$4.75	$-	333,955	$9.63	$4.77	$-
Options exercisable,
end of period	300,650				298,600

During the first quarter of 2009, we granted to certain officers 26,592 restricted shares of common stock with a weighted average fair market value of $4.60 at the date of grant.  These restricted stock awards have three-year graded vesting.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The total number of shares underlying non-vested restricted stock and performance share awards was 18,078 and 34,710 at March 31, 2010 and 2009, respectively.

Stock-based compensation expense was $34,044 and $45,561 for the three months ended March 31, 2010 and 2009, respectively.  Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of March 31, 2010 and 2009 was $212,869 and $441,312, respectively.  The time based unamortized compensation of $212,462 is expected to be recognized over a weighted average period of 1.81 years.

Note 8 — Fair value

Effective January 1, 2008, the Company adopted the provisions of FASB Codification Topic 820: Fair Value Measurements which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements.

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transaction involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact.

FASB Codification Topic 820: Fair Value Measurements and Disclosures establishes a hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair values hierarch is as follows:

Level 1 Inputs — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 Inputs — Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 Inputs- Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods to determine the fair value of each type of financial instrument:

Investment securities: The fair values for investment securities are determined by quoted prices for similar assets or liabilities (Level 2).

Impaired loans: The fair values of impaired loans are measured for impairment using the fair value of the collateral for collateral-dependent loans on a nonrecurring basis. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The use of appraisals, discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and are therefore classified within (Level 3).

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates:

	Fair Value Measurement at March 31, 2010 Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets-Recurring
US Government Agencies	$33,385	$-	$33,385	$-
MBS	3,903	-	3,903	-
Municipals	2,110	-	2,110	-
Other available for sale (1)	1,970	-	1,970	-

Financial Assets-Non-Recurring
Impaired loans	$33,255	$-	$-	$33,255
Real estate owned	10,715	-	-	10,715

(1) Excludes restricted stock.

	Fair Value Measurement at December 31, 2009 Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets-Recurring
US Government Agencies	$47,669	$-	$47,669	$-
MBS	4,178	-	4,178	-
Municipals	1,027	-	1,027	-
Other available for sale (1)	1,983	-	1,983	-

Financial Assets-Non-Recurring
Impaired loans	$25,913	$-	$-	$25,913
Real estate owned	11,279	-	-	11,279

(1) Excludes restricted stock.

In general, fair value of securities is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon market prices determined by an outside, independent entity that primarily uses as inputs, observable market-based parameters.   Fair value of loans held for sale is based upon internally developed models that primarily use as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Company valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

Off-balance-sheet instruments –The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to extend credit, including letters of credit, is estimated to approximate their aggregate book balance.

	March 31.		December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash and cash equivalents	$46,999,193	$$46,999,193	$$20,661,820	$$20,661,820
Investment securities available for sale	41,367,828	41,367,828	54,857,211	54,857,211
Loans held for sale	10,525,439	10,525,439	7,506,252	7,506,252
Loans	455,013,938	455,913,883	457,046,616	466,271,730
Accrued interest receivable	2,932,596	2,932,596	3,366,718	3,366,718

Financial liabilities
Deposits	510,977,282	508,592,924	498,285,124	500,979,984
FHLB borrowings	29,000,000	29,045,019	29,000,000	29,011,904
Trust preferred securities	8,764,000	10,215,897	8,764,000	8,764,000
Other borrowings	14,470,730	15,348,992	14,829,521	14,829,521
Accrued interest payable	483,568	483,568	501,069	501,069

Off-balance-sheet instruments
Undisbursed credit lines		53,834,188		49,621,000
Commitments to extend or originate
credit		24,599,943		19,078,000
Standby letters of credit		3,906,054		4,177,000

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

The Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum.  The Preferred Stock is generally non-voting, other than on certain matters that could adversely affect the Preferred Stock.

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

Note 10 – Recent accounting pronouncements

In January 2010, the FASB issued ASU No. 2010-06- Fair Value Measurements and Disclosures amending Topic 820.  The ASU provides for additional disclosures of transfers between assets and liabilities valued under Level 1 and 2 inputs as well as additional disclosures regarding those assets and liabilities valued under Level 3 inputs.  The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for those provisions addressing Level 3 fair value measurements which provisions are effective for fiscal years, and periods therein, beginning after December 15, 2010.  The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-09 amending FASB ASC Topic 855 to exclude SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated.  It further modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively.  The Company has complied with ASU No. 2010-09.

New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amended prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 became effective January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic conditions, the quality or composition of the loan or investment portfolios, the level of nonperforming assets and charge-offs, the local real estate market, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, changes in regulations applicable to the Company, demand for loan products, deposit flows, competition, accounting principles, policies and guidelines, and any other risks discussed in this report or in “Item 1A Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2009.  Monetary and fiscal policies of the U.S. Government could also adversely effect the Company; such policies include the impact of any regulations or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (EESA), the American Recovery and Reinvestment Act of 2009 (ARRA) and other policies of the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board.

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

The Bank has one subsidiary, Village Bank Mortgage Corporation.  We offer a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans.  We are a community-oriented and locally owned and managed financial institution focusing on providing a high level of responsive and personalized services to our customers, delivered in the context of a strong direct relationship with the customer.  We conduct our operations from our main office/corporate headquarters location and fourteen branch offices.

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

The Company experienced significant losses during the prior year related to the current economic climate.  Although we were profitable for the first quarter of 2010, a continuation of the turbulence in significant portions of the global financial markets, particularly if it worsens, could further impact the Company’s performance, both directly by affecting revenues and the value of the Company’s assets and liabilities, and indirectly by affecting the Company’s counterparties and the economy generally.  Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions in the United States.  Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. It is not clear at this time what impact liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been announced or any additional programs that may be initiated in the future will have on the financial markets and the financial services industry.  The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Company.

The Company had net income of $488,000 for the first quarter of 2010 as compared to a net loss $(75,000) for the same period in 2009.  The most significant factors in our improving earnings was a decline in the provision for loan losses of $600,000, from $1,100,000 in 2009 to $500,000 in 2010, and a decline in our cost of deposits.

Our total assets increased to $615,423,000 at March 31, 2010 from $602,963,000 at December 31, 2009, an increase of $12,460,000, or 2.1%.  During the first quarter of 2010 liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) increased by $12,848,000, loans held for sale increased by $3,019,000, net portfolio loans decreased by $(2,033,000), accrued interest receivable decreased by $(434,000), and other real estate owned decreased by $(564,000).  The net increase in these assets of $12,460,000 was funded by a $12,692,000 increase in deposit accounts offset by a decrease in borrowings of $(359,000).

The following presents management’s discussion and analysis of the financial condition of the

Company at March 31, 2010 and December 31, 2009, and results of operations for the Company for the three month periods ended March 31, 2010 and 2009.  This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission as well as the first quarter 2010 financial statements and notes thereto appearing elsewhere in this report.

Results of operations

The Company had income totaling $488,000 and net income available to shareholders of $306,000, or $0.07 per share on a fully diluted basis, in the first quarter of 2010 compared to a loss of $(75,000), or $(0.02) per share on a fully diluted basis, in the first quarter of 2009.  This represents an increase in profitability of $563,000, and is the first quarter we have been profitable since the third quarter of 2008.  The last eighteen months have been difficult for the Company, as well as the banking industry in general, and is a result of unprecedented losses related to the collapse of the real estate market and the resulting depressed economy.

The increase in net earnings during the quarter ended March 31, 2010 resulted primarily decreases in the provision for loan losses and the cost of deposits.  The decrease in the provision is due to a slowing of the deterioration of asset quality.  The decrease in the provision for loan losses is discussed further under Asset quality and provision for loan losses.  Our cost of deposits declined from 3.65% for the first quarter of 2009 to 2.18% for the first quarter of 2010.  This decline in cost of deposits is a result of the repricing of higher cost certificates of deposit during the low interest rate environment that has existed for the last eighteen months as well as an effort to change our deposit mix so that we are not so dependent on higher cost deposits.  Our mortgage company’s profit declined in the first quarter of 2010 compared to 2009 by $37,000, primarily as a result of start up expenses associated with its new presence in Northern Virginia.  The mortgage company closed $50,901,000 in mortgage loans in the first quarter of 2010 compared to $49,329,000 in the first quarter of 2009.

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

Net interest income for the first quarter of $4,416,000 represents an increase of $509,000, or 13%, compared to the first quarter of 2009, and an increase of $27,000, or 1%, compared to the fourth quarter of 2009.  Theses increases are a result of a decline in the Company’s cost of funds, which declined from 3.63% for the first quarter of 2009 to 2.83% for the fourth quarter of 2009 and to 2.36% for the first quarter of 2010.

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

		Adjusted
		for Interest
		On Non-
Quarter Ended	Actual	Accrual Loans

March 31, 2009	3.04%	3.17%
June 30, 2009	3.17%	3.27%
September 30, 2009	3.17%	3.32%
December 31, 2009	3.22%	3.27%
March 31, 2010	3.26%	3.52%

As interest rates were reduced by the Federal Reserve during 2007 and 2008 in reaction to the declining economy, our margin was compressed as our deposits generally do not reprice as quickly as our loans.  Because our deposits continue to reprice downward and the yield on interest earning assets appears to be stabilizing, we expect the upward trend in out net interest margin will continue. However, given the continued depressed economy and the potential impact on interest income from new nonaccrual loans, no assurance can be provided that this will occur.

Average interest-earning assets for the first quarter of 2010 increased by $27,582,000, or 5%, compared to the first quarter of 2009.  The increase in interest-earning assets was due primarily to an increase in investment securities of $20,540,000 and federal funds sold of $11,038,000.  The average yield on interest-earning assets decreased to 5.51% for the first quarter of 2010 compared to 6.49% for the first quarter of 2009.  Many of our loans are indexed to short-term rates affected by the Federal Reserve’s decisions about short-term interest rates, and, accordingly, as the Federal Reserve increases or decreases short-term rates, the yield on interest-earning assets is affected.  As the Federal Reserve decreased interest rates starting in 2007 and into 2008, decreasing short-term interest rates by 5% over twelve months, the average yield on our interest-earning assets decreased.  Additionally, while many of our indexed rate loans have interest rate floors included in their terms, we have decreased rates to loan customers to better reflect the current interest rate environment and, in some limited cases, to facilitate workouts on nonperforming loans.

Our average interest-bearing liabilities increased by $26,075,000, or 5%, for the first quarter of 2010 compared to the first quarter of 2009.  The increase in interest-bearing liabilities was due to growth in average deposits of $22,450,000.  The average cost of interest-bearing liabilities decreased to 2.36% for the first three months of 2010 from 3.63% for the first quarter of 2009.  The principal reason for the decrease in liability costs was the reduction in short-term interest rates by the Federal Reserve.  See our discussion of interest rate sensitivity below for more information.

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

Average Balance Sheets
(In thousands)

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$469,676	$7,000	6.04%	$474,419	$7,928	6.78%
Investment securities	46,280	357	3.13%	25,740	337	5.31%
Loans held for sale	7,208	89	5.01%	6,461	81	5.08%
Federal funds and other	26,226	14	0.22%	15,188	7	0.19%
Total interest earning assets	549,390	7,460	5.51%	521,808	8,353	6.49%

Allowance for loan losses and deferred fees	(10,582)			(6,221)
Cash and due from banks	12,031			12,300
Premises and equipment, net	27,774			28,121
Other assets	34,324			24,953
Total assets	$612,937			$580,961

Interest bearing deposits
Interest checking	$37,222	$135	1.47%	$19,122	$67	1.42%
Money market	111,145	370	1.35%	30,420	132	1.76%
Savings	9,391	26	1.12%	6,107	18	1.20%
Certificates	309,218	1,980	2.60%	388,877	3,786	3.95%
Total deposits	466,976	2,511	2.18%	444,526	4,003	3.65%
Borrowings	55,234	534	3.92%	51,609	443	3.48%
Total interest bearing liabilities	522,210	3,045	2.36%	496,135	4,446	3.63%
Noninterest bearing deposits	38,001			36,013
Other liabilities	3,430			2,746
Total liabilities	563,641			534,894
Equity capital	49,297			46,067
Total liabilities and capital	$612,938			$580,961

Net interest income before
provision for loan losses		$4,415			$3,907

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.15%			2.86%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.26%			3.04%

Asset quality and provision for loan losses

Provisions for loan losses amounted to $500,000 for the three months ended March 31, 2010 compared to $1,100,000 for the first quarter of 2009.  The decrease in the provision for loan losses in 2010 when compared to 2009 reflects management’s recognition of higher provisions for loan losses in previous periods relative to the Bank’s current level of nonperforming assets.  However, overall asset quality continues to be a concern as there continues to be uncertainty in the economy, our nonperforming assets increased in the first quarter of 2010, and the expenses associated with foreclosed real estate increased from $40,000 for the first quarter of 2009 to $210,000 in 2010.

Nonperforming assets consisting of nonaccrual loans and other real estate owned for the indicated periods is as follows (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009

Nonaccrual loans
Number	130	123	117	96	49
Amount	$33,255	$25,913	$21,916	$18,795	$13,369
Other real estate owned	10,715	11,279	11,249	4,626	3,967

Nonperforming assets	$43,970	$37,192	$33,165	$23,421	$17,336

Percentage of total assets	7.14%	6.17%	5.35%	3.94%	2.99%

The increase in nonperforming assets in the first quarter of 2010 is primarily attributable to the addition of five loan relationships that we had previously identified as potential problem loan relationships and had established allowances for loan losses and reflects the continuing economic stress of our lending relationships.  To address the asset quality deterioration, in early 2009 additional resources were allocated to bolster collections, workouts and the disposition of nonperforming assets, and those resources were further augmented by the hiring of a Special Assets Officer in the third quarter.  Notwithstanding these actions, if the economy continues to be depressed at the levels we have experienced in the latter part of 2008 and into 2009, nonperforming assets may increase in the future.  See our discussion of the allowance for loan losses under Allowance for loan losses and Critical accounting policies below.

In addition to the nonperforming assets at March 31, 2010, there were twenty two loans past due 90 days or more totaling $2,535,000 and still accruing interest, compared to twelve loans totaling $4,787,000 at December 31, 2009.  We believe that these assets are adequately collateralized and are currently recorded at realistically recoverable values.  However, economic circumstances related to specific credit relationships are changing, which may impact our assessments of collectability.

The following table reflects details related to asset quality and allowance for loan losses of Village Bank (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009

Loans 90 days past due and
still accruing	$2,535	$4,787	$1,661	$1,670	$1,435

Nonaccrual loans	33,255	25,913	21,916	18,795	13,369

Other real estate owned	10,715	11,279	11,249	4,626	3,967

Allowance for loan losses
Beginning balance	$10,522	$9,527	$9,618	$6,849	$6,059
Provision for loan losses	500	3,020	6,000	3,100	1,100
Charge-offs	(2,114)	(2,026)	(6,091)	(336)	(314)
Recoveries	183	1	-	5	4
Ending balance	$9,091	$10,522	$9,527	$9,618	$6,849

Ratios
Allowance for loan losses to
Loans, net of unearned income	1.96%	2.25%	2.02%	2.01%	1.45%
Nonaccrual loans	27.34%	40.61%	43.47%	51.17%	51.23%
Nonperforming assets to total assets	7.14%	6.17%	5.35%	3.94%	2.99%

Noninterest income

Noninterest income increased significantly from $1,456,000 for the three months ended March 31, 2009 to $2,154,000 for the same period in 2010, an increase of $698,000, or 48%.  This increase in noninterest income is a result of higher gains on loan sales and fees from increased loan production by our mortgage banking subsidiary as well as gains on the sale of land behind one of our branches. Our mortgage banking subsidiary has experienced a significant increase in loan production as a result of the addition of a loan production office in Northern Virginia as well as improved performance from some of our existing loan originators.

Noninterest expense

Noninterest expense increased by $954,000 from the first quarter of 2009 to the first quarter of 2010.  The more significant increases in noninterest expense occurred in salaries and benefits of $303,000, FDIC insurance premiums of $197,000, and expenses related to foreclosed real estate of $170,000.  The increase in salaries is attributable to the addition of the mortgage company’s loan production office in Northern Virginia as well as the startup of a financial services division of the Bank.

Income taxes

The provision for income taxes of $251,000 for the three months ended March 31, 2010 is based upon the results of operations.  Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit.  Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income.  If any such assets are not likely to be recovered, a valuation allowance must be recognized.  We determined that a valuation allowance was not required for deferred tax assets as of March 31, 2010.  The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded a franchise tax expense of $95,000 and $30,000 for the three months ended March 31, 2010 and 2009, respectively.

Loan portfolio

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%

Commercial	$35,510	7.7%	$39,576	8.5%
Real estate - residential	96,238	20.8%	93,657	20.0%
Real estate - commercial	246,779	53.2%	240,830	51.5%
Real estate - construction	74,110	16.0%	81,688	17.5%
Consumer	11,081	2.4%	11,609	2.5%

Total loans	463,718	100.0%	467,360	100.0%
Deferred loan costs, net	387		209
Less: Allowance for loan losses	(9,091)		(10,522)

Total loans, net	$455,014		$457,047

Allowance for loan losses

The allowance for loan losses at March 31, 2010 was $9,091,000, compared to $10,522,000 at December 31, 2009.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at March 31, 2010 and December 31, 2009 was 1.96% and 2.25%, respectively.  The reduction in this ratio is attributable to the significant charge-offs of $2,114,000 we recognized in the first quarter of 2010.  This ratio increased to 1.96% at March 31, 2010 from 1.45% at March 31, 2009.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, underlying collateral values,  the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.  See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

		Three Months Ended
		March 31,
		2010	2009

Beginning balance		$10,522	$6,059
Provision for loan losses		500	1,100
Charge-offs
Commercial and industrial	$	$(4)	$-
Real estate - residential		(115)	-
Real estate - commercial		(1,034)	-
Real estate - construction		(957)	(187)
Consumer		(4)	(127)
		(2,114)	(314)
Recoveries
Commercial and industrial		-	-
Real estate - residential		-	-
Real estate - commercial		-	-
Real estate - construction		101	3
Consumer		82	1
		183	4
Net charge-offs		(1,931)	(310)

Ending balance		$9,091	$6,849

Loans outstanding at end of period (1)		$464,105	$472,775
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of year		1.96%	1.45%

Average loans outstanding for the period (1)		$469,676	$474,420
Ratio of net charge-offs to average loans
outstanding for the period		0.45%	0.07%

(1) Loans are net of unearned income.

Deposits

Deposits increased by $12,692,000, or 3%, from $498,285,000 at December 31, 2009 to $510,977,000 at March 31, 2010, as compared to an increase of $16,207,000, or 4%, during the first three months of 2009. Checking and savings accounts increased by $3,558,000, money market accounts decreased by $9,337,000 and time deposits increased by $18,471,000.  We adjusted our interest rates on deposit accounts in the first quarter to encourage movement from money market accounts to longer term certificates of deposit to lengthen the maturities of our liabilities with the expectation that interest rates will move higher over the long-term.  The cost of our interest bearing deposits declined to 2.18% for the first quarter of 2010 compared to 2.68% for the fourth quarter of 2009 and 3.65% at March 31, 2009.

While the mix of our deposits continues to be weighted toward time deposits, such deposits represent only 62% of total deposits at March 31, 2010 as compared to 80% at March 31, 2009.  As our branch network has increased and is more convenient to a larger segment of our targeted customer base, we have experienced a move to a higher percentage of our deposits in checking accounts.  We are emphasizing checking account deposit growth at our existing branches.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $29,000,000 at March 31, 2010 and December 31, 2009.  The FHLB advances are secured by the pledge of first mortgage loans, home equity loans and our FHLB stock.  Management currently expects to repay $5 million of the advances maturing in April 2010 and $10 million maturing in June 2010 from existing liquidity.

Capital resources

Stockholders’ equity at March 31, 2010 was $49,361,000, compared to $48,942,000 at December 31, 2009.  On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the TARP Program).  The TARP Program is a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers.  Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 499,030 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Capital Purchase Program carries a 5% dividend for each of the first 5 years of the investment, and 9% thereafter, unless the shares are redeemed by the Company.  The $419,000 increase in equity during the first three months of 2010 was primarily due to net income of $488,000, an increase of $83,000 in other comprehensive income related to available for sale investments, and reduced by dividends paid to the U.S. Treasury on the TARP investment of $181,700.

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  The Bank meets the criteria to be categorized as a “well capitalized” institution as of March 31, 2010.

During the first quarter of 2005 and the third quarter of 2007, the Company issued $5.2 and $3.6 million, respectively in Trust Preferred Capital Notes.  The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands)

	March 31,	December 31,
	2010	2009

Tier 1 capital
Preferred stock	$59	$59
Common stock	16,922	16,922
Additional paid-in capital	40,599	40,569
Retained earnings (deficit)	(8,378)	(8,648)
Warrant Surplus	732	732
Discount on preferred stock	(601)	(636)
Qualifying trust preferred securities	8,764	8,764
Total Tier 1 capital	58,097	57,762

Tier 2 capital
Allowance for loan losses includible in Tier 2 (1)	6,290	6,310
Total Tier 2 capital	6,290	6,310

Total risk-based capital	64,387	64,072

Risk-weighted assets	$500,477	$500,602

Capital ratios
Tier 1 capital to risk-weighted assets	11.6%	11.5%
Total capital to risk-weighted assets	12.9%	12.8%
Leverage ratio (Tier 1 capital to
average assets)	9.5%	9.4%
Equity to total assets	9.5%	8.1%

(1) Amount is limited to 1.25 percent of the
Company's gross risk weighted assets

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At March 31, 2010, cash, cash equivalents and investment securities available for sale totaled $88,367,000, or 14.4% of total assets, which we believe is adequate to meet short-term liquidity needs.

At March 31, 2010, we had commitments to originate $82,340,000 of loans as compared to $72,876,000 at December 31, 2009.  The increase is primarily attributable to commitments to make mortgage loans by our mortgage company which will be sold in the secondary market.  Fixed commitments to incur capital expenditures were less than $25,000 at March 31, 2010.  Time deposits scheduled to mature in the 12-month period ending March 31, 2011 totaled $185,595,000 at March 31, 2010. Based on past experience, we believe that a significant portion of such deposits will remain with us. We further believe that loan repayments and other sources of funds such as deposit growth will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at March 31, 2010.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Village Bank and Trust Financial Corp.
Interest Rate Sensitivity GAP Analysis
March 31, 2010
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$24,447	$15,295	$18,340	$33,651	$149,073	$240,806
Variable rate	139,532	5,141	7,372	17,745	53,122	222,912
Investment securities	-	-	-	2,347	39,021	41,368
Loans held for sale	10,525	-	-	-	-	10,525
Federal funds sold	34,520	-	-	-	-	34,520

Total rate sensitive assets	209,024	20,436	25,712	53,743	241,216	550,131
Cumulative rate sensitive assets	209,024	229,460	255,172	308,915	550,131

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	37,105	-	37,105
Money market accounts	105,830	-	-	-	-	105,830
Savings (2)	-	-	-	9,985	-	9,985
Certificates of deposit	41,416	41,720	102,459	116,643	15,488	317,726
FHLB advances	15,000		-	10,000	4,000	29,000
Trust Preferred Securities	-	-	-		8,764	8,764
Federal funds purchased	-	-	-	-	-	-
Other borrowings	4,611	41	88	537	9,194	14,471

Total rate sensitive liabilities	166,857	41,761	102,547	174,270	37,446	522,881
Cumulative rate sensitive liabilities	166,857	208,618	311,165	485,435	522,881

Rate sensitivity gap for period	$42,167	$(21,325)	$(76,835)	$(120,527)	$203,770	$27,250
Cumulative rate sensitivity gap	$42,167	$20,842	$(55,993)	$(176,520)	$27,250

Ratio of cumulative gap to total assets	6.9%	3.4%	(9.1)%	(28.7)%	4.4%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	125.3%	110.0%	82.0%	63.6%	105.2%
Ratio of cumulative gap to cumulative
rate sensitive assets	20.2%	9.1%	(21.9)%	(57.1)%	5.0%

(1) Includes nonaccrual loans of approximately $33,251,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At March 31, 2010, our assets that reprice within six months exceeded liabilities that reprice within six months by $20,842,000 and therefore we were in an asset positive position for that period.  An asset positive position, or positive gap, can adversely affect earnings in periods of falling interest rates, but can improve earnings in periods of rising interest rates.  Because of the current historic low interest rates adopted by the Federal Reserve, we believe interest rates can only increase from their current levels.  Accordingly, we believe our current repricing posture should be asset sensitive. We have adopted pricing policies to lengthen the maturities/repricing of our liabilities relative to the maturities/pricing of our assets.

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

The financial condition and results of operations presented in the financial statements, accompanying notes to the financial statements and management's discussion and analysis are, to a large degree, dependent upon the Company's accounting policies.  The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change. Presented below is discussion of those accounting policies that management believes are the most important accounting policies to the portrayal and understanding of our financial condition and results of operations.  These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.  See also Note 1 of the Notes to Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Loans held for sale

The Company, through the Bank’s mortgage banking subsidiary, Village Bank Mortgage, originates residential mortgage loans for sale in the secondary market.  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on an aggregate basis as determined by outstanding commitments from investors.  Upon entering into a commitment to originate a loan, the Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exists that the investor fails to meet its purchase obligation, however, based on historical performance and the size and nature of the investors the company does not expect them to fail to meet their obligation.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

Impact of inflation and changing prices and seasonality

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T – CONTROLS AND PROCEDURES

Based upon an evaluation as of March 31, 2010 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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

ITEM 4 – REMOVED AND RESERVED

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

                    VILLAGE BANK AND TRUST FINANCIAL CORP.
                           (Registrant)

Date:  May 14, 2010                                                                    By: /s/ Thomas W. Winfree
                       Thomas W. Winfree
                       President and
                       Chief Executive Officer

Date:  May 14, 2010                                                                    By: /s/ C. Harril Whitehurst, Jr.
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