Form 10-Q
period 2010-06-30
Village Bank & Trust Financial Corp.
filed 2010-08-23
CIK 1290476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from ______ to ______

____________

Commission file number: 0-50765

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

4,238,416 shares of common stock, $4.00 par value, outstanding as of August 20, 2010

Village Bank and Trust Financial Corp.
Form 10-Q

TABLE OF CONTENTS

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
June 30, 2010 (unaudited) and December 31, 2009	3

Consolidated Statements of Income
For the Three and Six Months Ended
June 30, 2010 and 2009 (unaudited)	4

Consolidated Statements of Stockholders’ Equity
For the Six Months Ended
June 31, 2010 and 2009 (unaudited	5

Consolidated Statements of Cash Flows
For the Six Months Ended
June 30, 2010 and 2009 (unaudited	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4T. Controls and Procedures	36

Part II – Other Information

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. (Removed and Reserved)	38

Item 5. Other Information	38

Item 6. Exhibits	38

Signatures	39

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
June 30, 2010 (Unaudited) and December 31, 2009

	June 30,	December 31,
	2010	2009 *
Assets
Cash and due from banks	$31,335,272	$13,884,581
Federal funds sold	12,037,402	6,777,239
Investment securities available for sale	24,199,460	54,857,211
Loans held for sale	23,473,948	7,506,252
Loans
Outstandings	463,499,004	467,359,664
Allowance for loan losses	(9,499,964)	(10,521,931)
Deferred costs	474,467	208,883
	454,473,507	457,046,616
Premises and equipment, net	27,630,756	27,799,084
Accrued interest receivable	2,610,181	3,366,718
Bank owned life insurance	5,772,771	5,431,002
Other real estate owned	11,815,767	11,278,532
Other assets	13,149,467	14,046,120

	$606,498,531	$601,993,355

Liabilities and Stockholders' Equity
Liabilities
Deposits	$503,536,765	$498,285,124
Trust preferred securities	8,764,000	8,764,000
Federal home loan bank advances	28,750,000	29,000,000
Other borrowings	13,935,488	14,829,521
Accrued interest payable	450,540	501,069
Other liabilities	2,463,838	2,765,550
Total liabilities	557,900,631	554,145,264

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference,	58,952	58,952
1,000,000 shares authorized, 14,738 shares issued and outstanding
Common stock, $4 par value - 10,000,000 shares authorized;	16,953,664	16,922,512
4,238,416 shares issued and outstanding at June 30, 2010
and 4,230,628 at December 31, 2009
Additional paid-in capital	40,587,801	40,568,771
Retained earnings deficit	(9,231,328)	(9,741,459)
Warrant Surplus	732,479	732,479
Discount on preferred stock	(564,891)	(636,959)
Accumulated other comprehensive income (loss)	61,223	(56,205)
Total stockholders' equity	48,597,900	47,848,091

	$606,498,531	$601,993,355

* Certain December 31, 2009 amounts have been revised. See Note 2 to the condensed consolidated financial statements

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009
Interest income
Loans	$7,214,558	$8,136,161		$14,303,802	$16,145,858
Investment securities	285,797	286,519		642,917	622,977
Federal funds sold	16,004	5,136		30,236	12,409
Total interest income	7,516,359	8,427,816		14,976,955	16,781,244

Interest expense
Deposits	2,278,519	3,824,352		4,789,486	7,827,808
Borrowed funds	536,244	435,569		1,070,064	878,874
Total interest expense	2,814,763	4,259,921		5,859,550	8,706,682

Net interest income	4,701,596	4,167,895		9,117,405	8,074,562
Provision for loan losses	1,240,000	3,100,000		1,740,000	4,200,000
Net interest income after provision
for loan losses	3,461,596	1,067,895		7,377,405	3,874,562

Noninterest income
Service charges and fees	515,293	452,636		890,573	825,755
Gain on sale of loans	1,633,861	1,509,971		2,838,224	2,453,087
Gain (loss) on sale of assets	489,162	(38,234)		840,941	(37,873)
Rental income	109,831	40,349		213,502	82,019
Other	238,578	71,022		358,085	169,141
Total noninterest income	2,986,725	2,035,744		5,141,325	3,492,129

Noninterest expense
Salaries and benefits	2,987,115	2,558,276		5,754,504	5,022,890
Occupancy	472,227	417,457		982,145	861,500
Equipment	220,760	202,305		439,114	457,924
Supplies	116,824	124,773		251,186	250,598
Professional and outside services	493,810	456,108		1,016,619	891,749
Advertising and marketing	136,034	86,675		225,660	158,170
Other real estate owned expenses	471,508	905,592		681,336	945,515
Other operating expense	853,406	1,052,343		1,732,379	1,592,081
Total noninterest expense	5,751,684	5,803,529		11,082,943	10,180,427

Net income (loss) before income taxes	696,637	(2,699,890)		1,435,787	(2,813,736)
Income tax expense (benefit)	236,856	(917,962)		488,167	(956,671)

Net income (loss)	459,781	(1,781,928)		947,620	(1,857,065)

Preferred stock dividends and amortization of discount	219,754	123,153		437,489	123,153
Net income (loss) available to common
shareholders	$240,027	$(1,905,081)	$	$ 510,131	$(1,980,218)

Earnings (loss) per share, basic	$0.06	$(0.45)		$0.12	$(0.47)
Earnings (loss) per share, diluted	$0.06	$(0.45)		$0.12	$(0.47)

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2010 and 2009

							Accumulated
			Additional	Retained		Discount on	Other
	Prefered	Common	Paid-in	Earnings		Preferred	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Stock	Income (loss)	Total

Balance, December 31, 2009 *	$58,952	$16,922,512	$40,568,771	$(9,741,459)	$732,479	$(636,959)	$(56,205)	$47,848,091
Amortization of preferred stock
discount	-	-	-	(72,068)	-	72,068	-	-
Preferred stock dividend	-	-	-	(365,421)	-	-	-	(365,421)
Issuance of common stock	-	31,152	(31,152)	-	-	-	-	-
Stock based compensation	-	-	50,182	-	-	-	-	50,182
Net income	-	-	-	947,620	-	-	-	947,620
Minimum pension adjustment
(net of income taxes of 2,210)	-	-	-	-	-	-	4,290	4,290
Change in unrealized gain
(loss) on securities
available for sale (net of
income taxes of $58,283)	-	-	-	-	-	-	113,138	113,138
Total comprehensive
income (loss)	-	-	-	-	-	-	-	1,065,048

Balance, June 30, 2010	$58,952	$16,953,664	$40,587,801	$(9,231,328)	$732,479	$(564,891)	$61,223	$48,597,900

Balance, December 31, 2008	$-	$16,917,488	$25,737,048	$3,453,788	$-	$-	$54,250	$46,162,574
Issuance of preferred stock	58,952		14,679,048	-	732,479	(732,479)		14,738,000
Amortization of preferred stock
discount	-	-	-	(23,818)	-	23,818	-	-
Preferred stock dividend	-	-	-	(123,153)	-	-	-	(123,153)
Issuance of common stock	-	5,024	(5,024)	-	-	-	-	-
Stock based compensation	-	-	87,260	-	-	-	-	87,260
Net income (loss)	-	-	-	(1,857,066)	-	-	-	(1,857,066)
Minimum pension adjustment
(net of income taxes of $1,459)	-	-	-	-			4,290	4,290
Change in unrealized gain
(loss) on securities
available for sale (net of income
taxes of $54,089)	-	-	-	-	-	-	(130,186)	(130,186)
Total comprehensive
income (loss)	-	-	-	-	-	-	-	(1,982,962)

Balance, June 30, 2009	$58,952	$16,922,512	$40,498,332	$1,449,751	$$732,479	$(708,661)	$(71,646)	$$58,881,719

* Certain December 31, 2009 amounts have been revised. See Note 2 to the condensed consolidated financial statements

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009

	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$947,620	$(1,857,066)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	641,674	619,533
Provision for loan losses	1,740,000	4,200,000
Write-down of other real estate owned	93,000	-
Gain on securities	(597,375)	(8,061)
Gain on loans sold	(2,838,224)	(2,453,087)
Gain on sale of premises and equipment	(242,936)	(37,872)
Gain on sale of other real estate owned	(40,384)	-
Stock compensation expense	50,182	87,260
Proceeds from sale of mortgage loans	115,654,593	114,618,514
Origination of mortgage loans for sale	(128,785,065)	(127,359,964)
Amortization of premiums and accrection of discounts on securities, net	290,210	24,444
Decrease in interest receivable	756,537	343,678
Increase in bank owned life insurance	(341,769)	(41,759)
(Increase) decrease in other assets	842,660	(1,792,852)
Decrease in interest payable	(50,529)	(191,957)
Decrease in other liabilities	(301,712)	(257,514)
Net cash used in operating activities	(12,181,518)	(14,106,703)

Cash Flows from Investing Activities
Purchases of available for sale securities	(6,859,145)	(6,230,297)
Maturities and calls of available for sale securities	36,670,662	9,395,167
Proceeds from the sale and calls of available for sale securities	1,324,821	500,775
Proceeds from sale of other real estate owned	2,212,801	-
Net increase in loans	(1,968,543)	(10,072,343)
Purchases of premises and equipment	(607,731)	(574,454)
Proceeds from sale of premises and equipment	377,321	406,516
Net cash provided by (used in) investing activities	31,150,185	(6,574,636)

Cash Flows from Financing Activities
Issuance of preferred stock	-	14,738,000
Net increase in deposits	5,251,641	17,431,308
Net decrease in federal home loan bank advances	(250,000)
Net decrease in other borrowings	(894,033)	(7,529,907)
Dividends on preferred stock	(365,421)	(123,153)
Net cash provided by financing activities	3,742,187	24,516,248

Net increase in cash and cash equivalents	22,710,854	3,834,909
Cash and cash equivalents, beginning of period	20,661,820	26,600,829

Cash and cash equivalents, end of period	$43,372,674	$30,435,738

Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$2,801,652	$3,743,473

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.

Note 2 – Correction of an immaterial error

During the second quarter of 2010, the Company identified an error related to the calculation of its income tax benefit for the fourth quarter of the year ended December 31, 2009.  The Company evaluated the error in accordance with Accounting Standards Codification 250-10-45-27 Materiality Determination for Correction of an Error and Staff Accounting Bulletin No. 99, Materiality.  Although the error was considered to be immaterial to the fourth quarter and year ended December 31, 2009, because of the significance of the out-of-period error to the second quarter of 2010, the Company applied the guidance of SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, and revised its 2009 financial statements for the immaterial error.

The following is a reconciliation of the effects of the adjustments made to the Company’s previously reported December 31, 2009 consolidated balance sheet to the revised consolidated balance sheet appearing in the Form 10-Q:

	December 31, 2009
	As Reported	Adjustment	As Revised

Other assets	$15,015,708	$(969,588)	$14,046,120
Other liabilities	2,641,410	124,140	2,765,550
Retained earnings deficit	(8,647,731)	(1,093,728)	(9,741,459)

The effect of the correction on retained earnings was a result of decreasing the income tax benefit for 2009 by approximately $1,094,000 which increased the net loss by the same amount, representing an increase in the loss per basic and diluted share of $0.26.

The effect of the adjustments on the Company’s capital ratios was immaterial and did not change the “well capitalized” classification of the Company or the Bank.

Note 3 - Use of estimates

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

Note 4 - Earnings per common share

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator
Net income (loss) - basic and diluted	$459,781	$(1,781,928)	$947,620	$(1,857,065)
Preferred stock dividend and amortization of discount	219,754	123,153	437,489	123,153
Net income (loss) available to common
shareholders	$240,027	$(1,905,081)	$510,131	$(1,980,218)

Denominator
Weighted average shares outstanding - basic	4,238,370	4,230,603	4,237,042	4,230,293
Dilutive effect of common stock options and
restricted stock awards	-	-	-	-

Weighted average shares outstanding - diluted	4,238,370	4,230,603	4,237,042	4,230,293

Earnings (loss) per share - basic and diluted
Earnings (loss) per share - basic	$0.06	$(0.45)	$0.12	$(0.47)
Effect of dilutive common stock options	-	-	-	-

Earnings (loss) per share - diluted	$0.06	$(0.45)	$0.12	$(0.47)

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented.  Stock options and warrants for 310,205 and 499,029 shares, respectively, of common stock were not included in computing diluted earnings per share for the three and six month ended June 30, 2010 because their effects were anti-dilutive.  Options and warrants to acquire 333,955 and 499,029 shares, respectively, of common stock were anti-dilutive for the three and six month period ended June 30, 2009.

Note 5 – Investment securities available for sale

At June 30, 2010 and December 31, 2009, all of our securities were classified as available-for-sale.  The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(Dollars in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
June 30, 2010
US Government Agencies
Within one year	$6,000	$$6,035	$33	$6,068	2.13%
One to five years	6,463	6,735	98	6,833	1.78%
Five to ten years	-	-	-	-	-
More than ten years	-	-	-	-	-
Total	12,463	12,770	131	12,901	1.95%

Mortgage-backed securities
Within one year	1,361	1,402	51	1,453	2.18%
One to five years	1,720	1,779	50	1,829	2.78%
Five to ten years	3,883	3,887	(18)	3,869	2.71%
More than ten years	16	17	(1)	16	3.04%
Total	6,980	7,085	82	7,167	2.62%

Municipals
Five to ten years	2,000	2,103	41	2,144	5.19%

Other investments
More than five years	2,000	1,974	13	1,987	5.65%

Total investment securities	$23,443	$23,932	$267	$24,199	2.74%

December 31, 2009
US Government Agencies
One to five years	$9,000	$9,315	$(66)	$9,249	2.32%
Five to ten years	3,000	3,029	32	3,061	4.50%
More than ten years	34,250	35,284	75	35,359	5.73%
Total	46,250	47,628	41	47,669	5.70%

Mortgage-backed securities
One to five years	389	435	(37)	$398	4.40%
Five to ten years	471	471	29	500	5.24%
More than ten years	3,141	3,227	53	3,280	5.42%
	4,001	4,133	45	4,178	5.39%

Municipals
More than ten years	1,000	1,026	1	1,027	5.28%

Other investments
More than five years	2,000	1,973	10	1,983	5.65%

Total investment securities	$53,251	$54,760	$97	$54,857	4.72%

Investment securities available for sale that have an unrealized loss position at June 30, 2010 and December 31, 2009 are detailed below.

Securities in a Loss		Securities in a Loss
Position for Less Than		Position for More Than
12 Months		12 Months		Total
Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Value	Losses	Value	Losses	Value	Losses
                                           (in thousands)
June 30, 2010
Investment securities
available for sale
US Government Agencies	$1,459	$(4)	$-	$-	$1,459	$(4)
Mortgage-backed securities	4,404	(43)	-	-	4,404	(43)

Total	$5,863	$(47)	$-	$-	$5,863	$(47)

December 31, 2009
Investment securities
available for sale
US Government Agencies	$19,542	$(264)	$-	$-	$19,542	$(264)

Total	$19,542	$(264)	$-	$-	$19,542	$(264)

Management does not believe that any individual unrealized loss as of June 30, 2010 and December 31, 2009 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates.  The Company has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

Note 6 – Deposits

Deposits as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%

Noninterest bearing demand	$44,150,453	8.77%	$38,520,878	7.73%
Now	35,242,967	7.00%	36,441,259	7.31%
Money market	102,389,471	20.33%	115,166,477	23.11%
Savings	10,320,106	2.05%	8,901,299	1.79%
Time deposits of $100,000 and over	125,134,684	24.85%	119,352,471	23.95%
Other time deposits	186,299,084	37.00%	179,902,740	36.11%

Total	$503,536,765	100.00%	$498,285,124	100.00%

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at June 30, 2010 was 2.20%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  No amounts have been redeemed at June 30, 2010 and there are no plans to do so.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 8 – Stock incentive plan

The Company has a stock incentive plan which authorizes the issuance of up to 455,000 shares of common stock to assist the Company in recruiting and retaining key personnel.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Six Months Ended June 30,
	2010				2009
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	336,005	$9.58	$4.75		333,955	$9.63	$4.77
Granted	-	-	-		-	-	-
Forfeited	(25,800)	10.77	5.02		-	-	-
Exercised	-	-	-		-	-	-
Options outstanding,
end of period	310,205	$9.48	$4.73	$-	333,955	$9.63	$4.77	$-
Options exercisable,
end of period	291,350				298,600

During the first quarter of 2009, we granted to certain officers 26,592 restricted shares of common stock with a weighted average fair market value of $4.60 at the date of grant.  These restricted stock awards have three-year graded vesting.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The total number of shares underlying non-vested restricted stock and performance share awards was 14,881 and 33,998 at June 30, 2010 and 2009, respectively.

Stock-based compensation expense was $50,182 and $87,260 for the six months ended June 30, 2010 and 2009, respectively.  Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of June 30, 2010 and 2009 was $170,568 and $399,665, respectively.  The time based unamortized compensation of $170,568 is expected to be recognized over a weighted average period of 1.56 years.

Note 9 — Fair value

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates:

	Fair Value Measurement at June 30, 2010 Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets-Recurring
US Government Agencies	$12,901	$-	$12,901	$-
MBS	7,167	-	7,167	-
Municipals	2,144	-	2,144	-
Other available for sale (1)	1,987	-	1,987	-

Financial Assets-Non-Recurring
Impaired loans	$31,106	$-	$-	$31,106
Real estate owned	11,816	-	-	11,816
Residential loans held for sale	23,474	-	23,474	-

(1) Excludes restricted stock.

	Fair Value Measurement at December 31, 2009 Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets-Recurring
US Government Agencies	$47,669	$-	$47,669	$-
MBS	4,178	-	4,178	-
Municipals	1,027	-	1,027	-
Other available for sale (1)	1,983	-	1,983	-

Financial Assets-Non-Recurring
Impaired loans	$25,913	$-	$-	$25,913
Real estate owned	11,279	-	-	11,279
Residential loans held for sale	7,506	-	7,506	-

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

	June 30,		December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash and cash equivalents	$43,372,674	$43,372,674	$20,661,820	$20,661,820
Investment securities available for sale	24,199,460	24,199,460	54,857,211	54,857,211
Loans held for sale	23,473,948	23,473,948	7,506,252	7,506,252
Loans	454,473,507	453,698,255	457,046,616	466,271,730
Accrued interest receivable	2,610,181	2,610,181	3,366,718	3,366,718

Financial liabilities
Deposits	503,536,765	513,901,281	498,285,124	500,979,984
FHLB borrowings	28,750,000	28,537,963	29,000,000	29,011,904
Trust preferred securities	8,764,000	8,724,602	8,764,000	8,764,000
Other borrowings	13,935,488	13,903,001	14,829,521	14,783,055
Accrued interest payable	450,540	450,540	501,069	501,069

Off-balance-sheet instruments
Undisbursed credit lines		52,973,258		49,621,000
Commitments to extend or originate
credit		19,908,750		19,078,000
Standby letters of credit		3,500,194		4,177,000

Note 10 – Capital Purchase Program

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

The Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum.  The Preferred Stock is generally non-voting, other than on certain matters that could adversely affect the Preferred Stock.

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

Note 11 – Recent accounting pronouncements

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

In July 2010, The FASB issued ASU No. 2010-20, Receivables - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, Topic 830.  This ASU requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of(i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s consolidated financial statements that include periods beginning on or after January 1, 2011. This ASU requires additional disclosures only and will not have an impact on the Company’s consolidated financial statements.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic conditions, the quality or composition of the loan or investment portfolios, the level of nonperforming assets and charge-offs, the local real estate market, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, changes in regulations applicable to the Company, demand for loan products, deposit flows, competition, accounting principles, policies and guidelines, and any other risks discussed in this report or in “Item 1A Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2009.  Monetary and fiscal policies of the U.S. Government could also adversely effect the Company; such policies include the impact of any regulations or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (EESA), the American Recovery and Reinvestment Act of 2009 (ARRA), the Dodd-Frank Wall Street Reform and Consumer Protection Act  and other policies of  the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board.

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

The Bank has one subsidiary, Village Bank Mortgage Corporation.  We offer a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans.  In addition we provide investment services through a separate division of the Bank, Village Investment Services.  We are a community-oriented and locally owned and managed financial institution focusing on providing a high level of responsive and personalized services to our customers, delivered in the context of a strong direct relationship with the customer.  We conduct our operations from our main office/corporate headquarters location and fourteen branch offices.

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

Although management endeavors to minimize the credit risk inherent in the Company’s loan portfolio, it must necessarily make various assumptions and judgments about the collectability of the loan portfolio based on its experience and evaluation of economic conditions.  If such assumptions or judgments prove to be incorrect, the current allowance for loan losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income.

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

The Company experienced significant losses during the prior year related to the economic climate.  Although we were profitable for the first and second quarters of 2010, a continuation of the turbulence in significant portions of the global financial markets, particularly if it worsens, could further impact the Company’s performance, directly by affecting both revenues and the value of the Company’s assets and liabilities, and indirectly by affecting the Company’s counterparties.  Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions in the United States.  Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility.  It is not clear at this time what impact liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been announced or any additional programs that may be initiated in the future will have on the financial markets and the financial services industry.  The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Company.

For the three months ended June 30, 2010, the Company had net income totaling $460,000 and net income available to common shareholders of $240,000, or $0.06 per fully diluted share, compared to a net loss of $(1,782,000) and a net loss available to common shareholders of $(1,905,000), or $(.45) per fully diluted basis, for the same period in 2009.  The most significant factors in our improving earnings were a decline in the provision for loan losses of $1,860,000, from $3,100,000 in 2009 to $1,240,000 in 2010, a decline in our cost of deposits greater than a decline in the yield on loans resulting in an increase in net interest income of $534,000, and a gain from sale of securities of $489,000 in 2010.

Our total assets increased to $606,498,000 at June 30, 2010 from $601,993,000 at December 31, 2009, an increase of $4,505,000, or 1%.  Liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) decreased by $(7,947,000), loans held for sale increased by $15,968,000, net portfolio loans decreased by $(2,573,000), accrued interest receivable decreased by $(756,000), and other real estate owned increased by $537,000.  The net increase in assets of $4,505,000 was funded by an increase in deposits of $5,252,000 offset by a decrease in borrowings of $1,144,000.

The following presents management’s discussion and analysis of the financial condition of the Company at June 30, 2010 and December 31, 2009, and results of operations for the Company for the three and six month periods ended June 30, 2010 and 2009.  This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission as well as the second quarter 2010 financial statements and notes thereto appearing elsewhere in this report.

Results of operations

For the three months ended June 30, 2010, the Company had net income of $460,000 and net income available to common shareholders of $240,000, or $0.06 per fully diluted share, compared to a net loss of $(1,782,000) and a net loss available to common shareholders of $(1,905,000) or $(.45) per fully diluted share, for the same period in 2009.  For the six months ended June 30, 2010, the Company had net income totaling $948,000 and net income available to common shareholders of $510,000, or $0.12 per share on a fully diluted basis, compared to a loss totaling $(1,857,000), and a net loss available to common shareholders of $(1,980,000), or $(.47) per share on a fully diluted basis for the same period in 2009.  This represents increases in profitability (net income (loss) before payment of dividends) of $2,242,000, or 126%, and $2,805,000, or 151%, for the three and six month periods, respectively.

The increase in net earnings during the three and six months ended June 30, 2010 compared to the same periods in 2009 is primarily a result of:

		Six Months
		Ended June 30,
	Second Quarter	2010
	2010	Compared to
	Compared to	Six Months
	Second Quarter	Ended June 30,
	2009	2009

Increase in net interest income	$534,000	$1,043,000
Decrease in provision for loan losses	1,860,000	2,460,000
Increase in gain on sale of loans	124,000	385,000
Gain on sale of securities	489,000	489,000
Gain on sale of land	-	243,000
Decrease (increase) in noninterest expenses	52,000	(903,000)

The increase in net interest income is primarily attributable to the significant decline in the cost of deposits.  Our cost of deposits declined from 3.58% for the first six months of 2009 to 2.07% for the first six months of 2010.  The decrease in the provision for loan losses is due to a slowing of the deterioration of asset quality and is discussed in more detail under Asset Quality and Provision for Loan Losses.  The increase in gain on sale of loans is attributable to increased loan production by the mortgage banking subsidiary of the Bank.  The mortgage subsidiary closed $128,785,000 in mortgage loans for the first six months of 2010 compared to $127,360,000 in 2009.  And the increase in noninterest expenses is primarily attributable to increases in salaries and benefits of $732,000 and occupancy costs of $121,000 resulting from the addition of the mortgage company’s loan production office in Northern Virginia as well as the startup of a financial services division of the Bank.  The quarter to quarter comparison does not reflect a similar increase because the increases in salaries and benefits and occupancy costs were offset by a similar decline in expenses related to foreclosed real estate during the second quarter of 2010.

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

Net interest income for the second quarter of $4,702,000 represents an increase of $534,000, or 13%, compared to the second quarter of 2009, and an increase of $286,000, or 6%, compared to the first quarter of 2010.  Theses increases are a result of a decline in the Company’s cost of funds that was greater than a decline in the yield on earning assets.   Our cost of funds declined from 3.50% for the second quarter of 2009 to 2.36% for the first quarter of 2010 and to 2.19% for the second quarter of 2010, a decline of 1.31% from the second quarter of 2009 to the second quarter of 2010.  The yield on earning assets declined from 6.41% for the second quarter of 2009 to 5.54% for the second quarter of 2010, a decline of .87%.

The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but is a common measure used by the financial services industry to determine how profitably earning assets are funded.  Net interest margin is calculated by dividing net interest income by average earning assets.  Net interest margin may be affected by interest on nonaccrual loans as any accrued but unpaid interest is deducted from interest income when a loan is placed on nonaccrual status.  Conversely, if a nonaccrual loan is returned to performing status, the accrued but unpaid interest is added back to interest income.  As our nonaccrual loans have increased, the effect on nonaccrual interest has been more significant (see discussion of nonaccrual loans under Asset Quality and Provision for Loan Losses).  Management believes presenting our actual net interest margin and our net interest margin adjusted for nonaccrual interest for the indicated periods is meaningful to the reader in understanding operating performance.  Our net interest margin over the last several quarters is provided in the following table:

		Adjusted
		for Interest
		On Non-
Quarter Ended	Actual	Accrual Loans

June 30, 2009	3.17%	3.27%
September 30, 2009	3.17%	3.32%
December 31, 2009	3.22%	3.27%
March 31, 2010	3.26%	3.52%
June 30, 2010	3.46%	3.52%

As interest rates were reduced by the Federal Reserve during 2007 and 2008 in reaction to the declining economy, our margin was compressed as our deposits generally do not reprice as quickly as our loans.  Because our deposits continue to reprice downward and the yield on interest earning assets appears to be stabilizing, we expect the upward trend in our net interest margin to continue. However, given the continued depressed economy and the potential impact on interest income from new nonaccrual loans, no assurance can be provided that this will occur.

Average interest-earning assets for the first six months of 2010 increased by $23,643,000, or 5%, compared to the first six months of 2009.  The increase in interest-earning assets was due primarily to an increase in investment securities of $19,323,000 and federal funds sold of $12,272,000, offset by a decline in loans of $9,123,000.  The average yield on interest-earning assets decreased to 5.51% for the first six months of 2010 compared to 6.45% for the same period in 2009.  Many of our loans are indexed to short-term rates affected by the Federal Reserve’s decisions about short-term interest rates, and, accordingly, as the Federal Reserve increases or decreases short-term rates, the yield on interest-earning assets is affected.  As the Federal Reserve decreased interest rates starting in 2007 and into 2008, decreasing short-term interest rates by 5% over twelve months, the average yield on our interest-earning assets decreased.  Additionally, while many of our indexed rate loans have interest rate floors included in their terms, we have decreased rates to loan customers to better reflect the current interest rate environment and, in some limited cases, to facilitate workouts on nonperforming loans.

Our average interest-bearing liabilities increased by $27,015,000, or 5%, for the first six months of 2010 compared to the first six months of 2009.  The increase in interest-bearing liabilities was primarily due to growth in average deposits of $24,720,000.  The average cost of interest-bearing liabilities decreased to 2.28% for the first six months of 2010 from 3.57% for the first six months of 2009.  The principal reason for the decrease in liability costs was the reduction in short-term interest rates by the Federal Reserve and our efforts to reduce rates for repricing liabilities.  See our discussion of interest rate sensitivity below for more information.

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

Average Balance Sheets
(in thousands)

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$464,233	$7,034	6.08%	$477,692	$7,977	6.70%
Investment securities	38,833	286	2.95%	23,231	286	4.94%
Loans held for sale	14,412	180	5.01%	13,112	160	4.89%
Federal funds and other	27,142	16	0.24%	13,528	5	0.15%
Total interest earning assets	544,620	7,516	5.54%	527,563	8,428	6.41%

Allowance for loan losses and deferred fees	(9,042)			(7,080)
Cash and due from banks	13,405			13,124
Premises and equipment, net	27,716			27,858
Other assets	32,712			25,790
Total assets	$609,411			$587,255

Interest bearing deposits
Interest checking	$36,456	$81	0.89%	$21,982	$79	1.44%
Money market	103,928	257	0.99%	35,708	159	1.79%
Savings	10,328	18	0.70%	7,219	21	1.17%
Certificates	314,768	1,922	2.45%	373,657	3,565	3.83%
Total deposits	465,480	2,278	1.96%	438,566	3,824	3.50%
Borrowings	50,139	536	4.29%	49,161	436	3.56%
Total interest bearing liabilities	515,619	2,814	2.19%	487,727	4,260	3.50%
Noninterest bearing deposits	41,741			40,729
Other liabilities	2,623			2,678
Total liabilities	559,983			531,134
Equity capital	49,428			56,122
Total liabilities and capital	$609,411			$587,256

Net interest income before
provision for loan losses		$4,702			$4,168

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.35%			2.90%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.46%			3.17%

Average Balance Sheets
(in thousands)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$466,939	$14,035	6.06%	$476,062	$15,905	6.74%
Investment securities	43,802	643	2.96%	24,479	623	5.13%
Loans held for sale	10,818	269	5.01%	9,647	241	5.04%
Federal funds and other	26,687	30	0.23%	14,415	12	0.17%
Total interest earning assets	548,246	14,977	5.51%	524,603	16,781	6.45%

Allowance for loan losses and deferred fees	(9,808)			(6,653)
Cash and due from banks	11,454			12,917
Premises and equipment, net	27,745			27,988
Other assets	32,929			25,282
Total assets	$610,566			$584,137

Interest bearing deposits
Interest checking	$36,177	$217	1.21%	$20,562	$146	1.43%
Money market	108,177	627	1.17%	33,052	291	1.78%
Savings	9,862	44	0.90%	6,635	39	1.19%
Certificates	312,008	3,902	2.52%	381,254	7,352	3.89%
Total deposits	466,224	4,790	2.07%	441,503	7,828	3.58%
Borrowings	52,672	1,070	4.10%	50,378	879	3.52%
Total interest bearing liabilities	518,896	5,860	2.28%	491,881	8,707	3.57%
Noninterest bearing deposits	39,879			38,368
Other liabilities	2,899			2,403
Total liabilities	561,674			532,652
Equity capital	48,892			51,484
Total liabilities and capital	$610,566			$584,136

Net interest income before
provision for loan losses		$9,117			$8,074

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.23%			2.88%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.35%			3.10%

Asset quality and provision for loan losses

The provision for loan losses for the three months ended June 30, 2010 amounted to $1,240,000 compared to $3,100,000 for the three months ended June 30, 2009.  The provision for loan losses for the six months ended June 30, 2010 was $1,740,000 compared to $4,200,000 for the six months ended June 30, 2009.  The 60% and 59% decreases when comparing the three and six month periods, respectively, reflect management’s recognition of higher provisions for loan losses in previous periods relative to the Bank’s current level of nonperforming assets.  In addition, we are optimistic about improving asset quality as our nonperforming assets have decreased slightly in the second quarter of 2010 and the expenses associated with the foreclosed real estate decreased from $946,000 for the first six months of 2009 to $681,000 for the first six months in 2010.  However, as the amount of nonperforming assets at June 30, 2010 remains significant, we believe that expenses associated with foreclosed real estate will continue to be significant in the short-term future.

Nonperforming assets consisting of nonaccrual loans and other real estate owned for the indicated periods were as follows (dollars in thousands):

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2010	2010	2009	2009	2009

Nonaccrual loans
Number	132	130	123	117	96
Amount	$31,106	$33,255	$25,913	$21,916	$18,795
Other real estate owned	11,816	10,715	11,279	11,249	4,626

Nonperforming assets	$42,922	$43,970	$37,192	$33,165	$23,421

Percentage of total assets	7.08%	7.14%	6.18%	5.35%	3.94%

The decrease in nonperforming assets in the second quarter of 2010 reflects some larger loans returning to accrual status, primarily as a result of payments received from the borrowers.  Our approach to troubled lending relationships is to work with the borrower to the extent possible and still adhere to strong credit management guidelines.  If the economy continues to be depressed at the levels we have experienced in 2009 and the first half of 2010, nonperforming assets could continue to increase.  See our discussion of the allowance for loan losses under Allowance for loan losses and Critical accounting policies below.

In addition to the nonperforming assets at June 30, 2010, there were nineteen loans past due 90 days or more and still accruing interest totaling $959,000, compared to twelve loans totaling $4,787,000 at December 31, 2009.  We believe that these assets are adequately collateralized and are currently recorded at realistically recoverable values.  However, economic circumstances related to specific credit relationships are changing, which may impact our assessments of collectability.  In addition, the amount of loans 90 days or more and still accruing interest is at the lowest level it has been since June 30, 2009 and is down significantly from the $4,787,000 at December 31, 2009.

The following table reflects details related to asset quality and allowance for loan losses of Village Bank (dollars in thousands):

	June 30,	Mar 31,	Dec 31,	Sept 30,	Jun 30,
	2010	2010	2009	2009	2009

Loans 90 days past due and
still accruing	$959	$2,535	$4,787	$$1,661	$1,670

Nonaccrual loans	31,106	33,255	25,913	21,916	18,795

Other real estate owned	11,816	10,715	11,279	11,249	4,626

Allowance for loan losses
Beginning balance	$9,091	$10,522	$9,527	$9,618	$6,849
Provision for loan losses	1,240	500	3,020	6,000	3,100
Charge-offs	(954)	(2,114)	(2,026)	(6,091)	(336)
Recoveries	123	183	1	-	5
Ending balance	$9,500	$9,091	$10,522	$9,527	$9,618

Ratios
Allowance for loan losses to
Loans, net of unearned income	2.05%	1.96%	2.25%	2.02%	2.01%
Nonaccrual loans	30.54%	27.34%	40.61%	43.47%	51.17%
Nonperforming assets to total assets	7.08%	7.14%	6.18%	5.35%	3.94%

Noninterest income

Noninterest income increased from $2,036,000 for the three months ended June 30, 2009 to $2,987,000 for the three months ended June 30, 2010, an increase of $951,000 or 47%.  Noninterest income also increased from $3,492,000 for the first six months of 2009 to $5,141,000 for the first six months of 2010, an increase of $1,649,000 or 47%.  These increases in noninterest income are primarily a result of higher gain on loan sales and fees from increased loan production by our mortgage banking subsidiary, the gain on the sale of land behind one of our branches, gains on the sales and calls of several securities, and an increase of rental income from the leasing of additional space in the Company’s headquarters building.

Noninterest expense

Noninterest expense for the three months ended June 30, 2010 was $5,752,000 compared to $5,804,000 for the three months ended June 30, 2009, a decrease of $52,000 or 1%.  Although the decrease is minimal there were some changes of note.  Salaries and benefits increased by $428,000 and expenses related to real estate owned decreased by $434,000.  The increase in salaries and benefits is attributable to the addition of the mortgage company’s loan production office in Northern Virginia as well as the startup of a financial services division of the Bank.

Noninterest expense for the six months ended June 30, 2010 totaled $11,083,000, an increase of $903,000, or 9%, from $10,180,000 for the six months ended June 30, 2009.  Salaries and benefits increased by $732,000, or 15%, from $5,023,000 for the six months ended June 30, 2009 to $5,755,000 for the six months ended June 30, 2010.  Occupancy costs increased by $121,000 from $862,000 for the six months ended June 30, 2009 to $982,000 for the six months ended June 30, 2010.  These two increases are related to the addition of the mortgage company’s loan production office in Northern Virginia as well as the startup of a financial services division of the Bank.

Income taxes

The provision for income taxes of $488,000 for the six months ended June 30, 2010 is based upon the results of operations.  Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit.  Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income.  If any such assets are not likely to be recovered, a valuation allowance must be recognized.  We determined that a valuation allowance was not required for deferred tax assets as of June 30, 2010.  The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded a franchise tax expense of $189,000 and $166,000 for the six months ended June 30, 2010 and 2009, respectively.

Loan portfolio

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%

Commercial	$33,178	7.2%	$39,576	8.5%
Real estate - residential	98,479	21.2%	93,657	20.0%
Real estate - commercial	252,957	54.6%	240,830	51.5%
Real estate - construction	68,168	14.7%	81,688	17.5%
Consumer	10,717	2.3%	11,609	2.5%

Total loans	463,499	100.0%	467,360	100.0%
Less: unearned income, net	474		209
Less: Allowance for loan losses	(9,500)		(10,522)

Total loans, net	$454,473		$457,047

Allowance for loan losses

The allowance for loan losses at June 30, 2010 was $9,500,000, compared to $10,522,000 at December 31, 2009.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at June 30, 2010 and December 31, 2009 was 2.05% and 2.25%, respectively.  The reduction in this ratio is attributable to the significant charge-offs of $3,068,000 we recognized in the first six months of 2010.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.  See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Six Months Ended
	June 30,
	2010	2009

Beginning balance	$10,522	$6,059
Provision for loan losses	1,740	4,200
Charge-offs
Commercial and industrial	$(107)	$-
Real estate - residential	(790)	-
Real estate - commercial	(1,034)	(100)
Real estate - construction	(1,017)	(411)
Consumer	(120)	(140)
	(3,068)	(651)
Recoveries
Commercial and industrial	-	-
Real estate - residential	-	-
Real estate - commercial	121	-
Real estate - construction	101	3
Consumer	84	7
	306	10
Net charge-offs	(2,762)	(641)

Ending balance	$9,500	$9,618

Loans outstanding at end of period (1)	$463,499	$480,153
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of period	2.05%	2.01%

Average loans outstanding for the period (1)	$466,939	$476,062
Ratio of net charge-offs to average loans
outstanding for the period	0.59%	0.13%

(1) Loans are net of unearned income.

Deposits

Total deposits increased by $5,252,000, or 1%, from $498,285,000 at December 31, 2009 to $503,537,000 at June 30, 2010, as compared to an increase of $17,431,000, or 4%, during the first six months of 2009.  Checking and savings accounts increased by $5,850,000, money market accounts decreased by $12,777,000 and time deposits increased by $12,179,000.  We adjusted our interest rates on deposits accounts in the first quarter to encourage movement from money market accounts to longer term certificates of deposit to lengthen the maturities of our liabilities with the expectation that interest rates will increase over the long-term.  The cost of our interest bearing deposits declined to 2.07% for the first six months of 2010 compared to 3.58% for the first six months of 2009.

While the mix of our deposits continues to be weighted toward time deposits, such deposits represent only 62% of total deposits at June 30, 2010 as compared to 73% at June 30, 2009.  As our branch network has increased and is more convenient to a larger segment of our targeted customer base, we have experienced a move to a higher percentage of our deposits in checking accounts.  We are emphasizing checking account deposit growth at our existing branches.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $28,750,000 and $29,000,000 at June 30, 2010 and December 31, 2009 respectively.  The FHLB advances are secured by the pledge of first mortgage loans, home equity loans and our FHLB stock.

Capital resources

Stockholders’ equity at June 30, 2010 was $48,598,000, compared to $47,848,000 at December 31, 2009.  On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the TARP Program).  The TARP Program is a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers.  Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 499,030 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Capital Purchase Program carries a 5% dividend for each of the first 5 years of the investment, and 9% thereafter, unless the shares are redeemed by the Company.  The $750,000 increase in equity during the first six months of 2010 was primarily due to net income of $947,000 which reduced by dividends paid to the U.S. Treasury on the TARP investment of $365,000.

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  The Bank meets the criteria to be categorized as a “well capitalized” institution as of June 30, 2010.

During the first quarter of 2005 and the third quarter of 2007, the Company issued $5.2 and $3.6 million, respectively in Trust Preferred Capital Notes.  The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands)

	June 30,	December 31,
	2010	2009*

Tier 1 capital
Preferred stock	$59	$59
Common stock	16,953	16,922
Additional paid-in capital	40,588	40,569
Retained earnings (deficit)	(9,231)	(9,741)
Warrant Surplus	732	732
Discount on preferred stock	(565)	(636)
Qualifying trust preferred securities	8,764	8,764
Total equity	57,300	56,669
Total Tier 1 capital	57,300	56,669

Tier 2 capital
Allowance for loan losses (1)	6,187	6,310
Total Tier 2 capital	6,187	6,310

Total risk-based capital	63,487	62,979

Risk-weighted assets	$490,711	$500,602

Capital ratios
Tier 1 capital to risk-weighted assets	11.7%	11.3%
Total capital to risk-weighted assets	12.9%	12.6%
Leverage ratio (Tier 1 capital to
average assets)	9.4%	9.4%
Equity to total assets	9.4%	8.1%

(1) Amount is limited to 1.25 percent of the Company's gross risk weighted assets.

* Certain December 31, 2009 amounts have been revised. See Note 2 to the condensed consolidated financial statements.

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At June 30, 2010, cash, cash equivalents and investment securities available for sale totaled $67,572,000, or 11.1% of total assets, which we believe is adequate to meet short-term liquidity needs.

At June 30, 2010, we had commitments to originate $76,382,000 of loans as compared to $72,876,000 at December 31, 2009.  The increase is primarily attributable to commitments to make mortgage loans by our mortgage company which will be sold in the secondary market.  Fixed commitments to incur capital expenditures were less than $25,000 at June 30, 2010.  Time deposits scheduled to mature in the 12-month period ending June 30, 2011 totaled $218,100,000 at June 30, 2010.  Based on past experience, we believe that a significant portion of such deposits will remain with us.  We further believe that loan repayments and other sources of funds such as deposit growth will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at June 30, 2010.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Village Bank and Trust Financial Corp.
Interest Rate Sensitivity GAP Analysis
June 30, 2010
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$27,731	$15,771	$20,214	$40,002	$145,061	$248,779
Variable rate	130,109	4,014	9,145	15,220	56,232	214,720
Investment securities	-	-	-	2,345	21,854	24,199
Loans held for sale	23,474	-	-	-	-	23,474
Federal funds sold	12,037	-	-	-	-	12,037

Total rate sensitive assets	193,351	19,785	29,359	57,567	223,147	523,209
Cumulative rate sensitive assets	193,351	213,136	242,495	300,062	523,209

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	35,243	-	35,243
Money market accounts	102,389	-	-	-	-	102,389
Savings (2)	-	-	-	10,320	-	10,320
Certificates of deposit	53,829	34,845	129,426	77,153	16,181	311,434
FHLB advances	-		5,000	11,750	12,000	28,750
Trust Preferred Securities	-	-	-		8,764	8,764
Federal funds purchased	-	-	-	-	-	-
Other borrowings	1,791	43	88	608	11,405	13,935

Total rate sensitive liabilities	158,009	34,888	134,514	135,074	48,350	510,835
Cumulative rate sensitive liabilities	158,009	192,897	327,411	462,485	510,835

Rate sensitivity gap for period	$35,342	$(15,103)	$(105,155)	$(77,507)	$174,797	$12,374
Cumulative rate sensitivity gap	$35,342	$20,239	$(84,916)	$(162,423)	$12,374

Ratio of cumulative gap to total assets	5.8%	3.3%	(14.0)%	(26.7)%	2.0%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	122.4%	110.5%	74.1%	64.9%	102.4%
Ratio of cumulative gap to cumulative
rate sensitive assets	18.3%	9.5%	(35.0)%	(54.1)%	2.4%

(1) Includes nonaccrual loans of approximately $31,106,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At June 30, 2010, our assets that reprice within six months exceeded liabilities that reprice within six months by $20,239,000 and therefore we were in an asset positive position for that period.  An asset positive position, or positive gap, can adversely affect earnings in periods of falling interest rates, but can improve earnings in periods of rising interest rates.  Because of the current historic low interest rates adopted by the Federal Reserve, we believe interest rates are more likely to increase from their current levels.  Accordingly, we believe our current repricing posture should be asset sensitive. We have adopted pricing policies to lengthen the maturities/repricing of our liabilities relative to the maturities/pricing of our assets.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T – CONTROLS AND PROCEDURES

Based upon an evaluation as of June 30, 2010 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.

ITEM 1a. – RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10K for the fiscal year ended December 31, 2009 other than the following:

The Dodd-Frank Wall Street Reform and Consumer Protection Act may affect our business activities, financial position and profitability by increasing our regulatory compliance burden and associated costs, placing restrictions on certain products and services, and limiting our future capital raising strategies.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which implements significant changes in the financial regulatory landscape and will impact all financial institutions, including Village Bank and Trust Financial Corp. and Village Bank. The Act is likely to increase our regulatory compliance burden. However, it is too early for us to fully assess the full impact of the Act on our business, financial condition or results of operations in part because many of the Act’s provisions require subsequent regulatory rulemaking.

Among the Act’s significant regulatory changes, it creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers. Moreover, the Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the Bureau. The Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier 1 capital. These restrictions will limit our future capital strategies. The Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

Although certain provisions of the Act, such as direct supervision by the Bureau, will not apply to banking organizations with less than $10 billion of assets, such as Village Bank and Trust Financial Corp. and Village Bank, the changes resulting from the legislation will impact our business. These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

Effective July 6, 2010, regulatory changes in overdraft and interchange fee restrictions may reduce our non-interest income. We are currently in the process of evaluating this regulatory change, but have not fully quantified the full impact.

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

VILLAGE BANK AND TRUST FINANCIAL CORP.(Registrant)

Date:  August 20, 2010                                                      By: /s/ Thomas W. Winfree
                    Thomas W. Winfree
                    President and
                    Chief Executive Officer

Date:  August 20, 2010                                                      By: /s/ C. Harril Whitehurst, Jr.
                    C. Harril Whitehurst, Jr.
                    Senior Vice President and
                    Chief Financial Officer

Exhibit Index

Exhibit
Number	Document

31.1         Certification of Chief Executive Officer

31.2         Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350