Form 10-Q
period 2010-09-30
Village Bank & Trust Financial Corp.
filed 2010-11-12
CIK 1290476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q
☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

4,238,416 shares of common stock, $4.00 par value, outstanding as of November 9, 2010

Village Bank and Trust Financial Corp.
Form 10-Q

TABLE OF CONTENTS

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2010 (unaudited) and December 31, 2009	3

Consolidated Statements of Income
For the Three and Nine Months Ended
September 30, 2010 and 2009 (unaudited)	4

Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended
September 30, 2010 and 2009 (unaudited)	5

Consolidated Statements of Cash Flows
For the Nine Months Ended
September 30, 2010 and 2009 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4T. Controls and Procedures	37

Part II – Other Information

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. (Removed and Reserved)	39

Item 5. Other Information	39

Item 6. Exhibits	39

Signatures	40

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
September 30, 2010 (Unaudited) and December 31, 2009

	September 30,	December 31,
	2010	2009*
Assets
Cash and due from banks	$ 12,260,846	$ 13,884,581
Federal funds sold	6,652,465	6,777,239
Investment securities available for sale	28,311,767	54,857,211
Loans held for sale	26,521,812	7,506,252
Loans
Outstandings	458,126,244	467,359,664
Allowance for loan losses	(9,819,404)	(10,521,931)
Deferred costs	503,957	208,883
	448,810,797	457,046,616
Premises and equipment, net	27,552,281	27,799,084
Accrued interest receivable	2,591,301	3,366,718
Bank owned life insurance	5,823,314	5,431,002
Other real estate owned	12,940,887	11,278,532
Other assets	12,413,607	14,046,120

	$ 583,879,077	$ 601,993,355

Liabilities and Stockholders' Equity
Liabilities
Deposits	$ 490,053,073	$ 498,285,124
Trust preferred securities	8,764,000	8,764,000
Federal Home Loan Bank advances	28,750,000	29,000,000
Other borrowings	4,784,451	14,829,521
Accrued interest payable	431,844	501,069
Other liabilities	2,140,100	2,765,550
Total liabilities	534,923,468	554,145,264

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference,	58,952	58,952
1,000,000 shares authorized, 14,738 shares issued and outstanding
Common stock, $4 par value, 10,000,000 shares authorized;	16,953,664	16,922,512
4,238,416 shares issued and outstanding at September 30, 2010 and 4,230,628 at December 31, 2009
Additional paid-in capital	40,610,691	40,568,771
Retained earnings deficit	(9,119,127)	(9,741,459)
Warrant surplus	732,479	732,479
Discount on preferred stock	(528,720)	(636,959)
Accumulated other comprehensive income (loss)	247,670	(56,205)
Total stockholders' equity	48,955,609	47,848,091

	$ 583,879,077	$ 601,993,355

* Certain December 31, 2009 amounts have been revised. See Note 2 to the condensed consolidated financial statements.

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income
Loans	$ 7,409,474	$ 7,954,250	$ 21,713,276	$ 24,100,108
Investment securities	237,059	373,158	879,976	996,135
Federal funds sold	13,747	6,798	43,983	19,207
Total interest income	7,660,280	8,334,206	22,637,235	25,115,450

Interest expense
Deposits	2,168,903	3,474,837	6,958,389	11,302,645
Borrowed funds	450,301	534,507	1,520,365	1,413,381
Total interest expense	2,619,204	4,009,344	8,478,754	12,716,026

Net interest income	5,041,076	4,324,862	14,158,481	12,399,424
Provision for loan losses	1,410,000	6,000,000	3,150,000	10,200,000
Net interest income (loss) after provision
for loan losses	3,631,076	(1,675,138)	11,008,481	2,199,424

Noninterest income
Service charges and fees	484,981	404,723	1,375,554	1,230,478
Gain on sale of loans	1,922,868	1,842,129	4,761,092	4,295,216
Gain (loss) on sale of assets	-	(5,764)	840,941	(43,637)
Rental income	118,515	54,834	387,457	128,141
Other	136,111	98,020	494,196	267,161
Total noninterest income	2,662,475	2,393,942	7,859,240	5,877,359

Noninterest expense
Salaries and benefits	3,180,292	2,718,326	8,934,796	7,741,216
Occupancy	492,012	466,187	1,529,597	1,318,975
Equipment	192,505	210,882	631,619	668,806
Supplies	111,941	126,407	363,127	377,005
Professional and outside services	460,308	402,952	1,476,927	1,294,701
Advertising and marketing	109,584	75,191	335,244	233,361
Other real estate owned expenses	327,261	111,543	1,008,597	1,057,059
Other operating expenses	913,419	805,143	2,645,798	2,397,223
Total noninterest expense	5,787,322	4,916,631	16,925,705	15,088,346

Net income (loss) before income taxes	506,229	(4,197,827)	1,942,016	(7,011,563)
Income tax expense (benefit)	172,117	(1,427,260)	660,285	(2,383,932)

Net income (loss)	334,112	(2,770,567)	1,281,731	(4,627,631)

Preferred stock dividends and amortization of discount	221,910	221,544	659,399	368,516

Net income (loss) available to common shareholders	$ 112,202	$ (2,992,111)	$ 622,332	$ (4,996,147)

Earnings (loss) per share, basic	$ 0.03	$ (0.71)	$ 0.15	$ (1.18)
Earnings (loss) per share, diluted	$ 0.03	$ (0.71)	$ 0.15	$ (1.18)

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

							Accumulated
			Additional	Retained		Discount on	Other
	Prefered	Common	Paid-in	Earnings		Preferred	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Stock	Income (loss)	Total

Balance, December 31, 2009 *	$ 58,952	$ 16,922,512	$ 40,568,771	$ (9,741,459)	$ 732,479	$ (636,959)	$ (56,205)	$ 47,848,091
Amortization of preferred stock
discount	-	-	-	(108,239)	-	108,239	-	-
Preferred stock dividend	-	-	-	(551,160)	-	-	-	(551,160)
Issuance of common stock	-	31,152	(31,152)	-	-	-	-	-
Stock based compensation	-	-	73,072	-	-	-	-	73,072
Minimum pension adjustment
(net of income taxes of 2,188)	-	-	-	-			6,435	6,435
Net income	-	-	-	1,281,731	-	-	-	1,281,731
Change in unrealized gain
(loss) on securities
available for sale (net of
income taxes of $101,130)	-	-	-	-	-	-	297,440	297,440
Total comprehensive income	-	-	-	-	-	-	-	1,585,606

Balance, September 30, 2010	$ 58,952	$ 16,953,664	$ 40,610,691	$ (9,119,127)	$ 732,479	$ (528,720)	$ 247,670	$ 48,955,609

Balance, December 31, 2008	$ -	$ 16,917,488	$ 25,737,048	$ 3,453,788	$ -	$ -	$ 54,250	$ 46,162,574
Issuance of preferred stock	58,952	-	14,679,048	-	732,479	(732,479)	-	14,738,000
Amortization of preferred stock
discount	-	-	-	(59,624)	-	59,624	-	-
Preferred stock dividend	-	-	-	(308,892)	-		-	(308,892)
Issuance of common stock	-	5,024	(5,024)	-	-		-	-
Stock based compensation	-	-	123,129	-	-		-	123,129
Minimum pension adjustment
(net of income taxes of $2,188)							6,435	6,435
Net loss	-	-	-	(4,627,631)	-	-	-	(4,627,631)
Change in unrealized gain
(loss) on securities
available for sale (net of income
taxes of $91,256)	-	-	-	-	-	-	268,401	268,401
Total comprehensive loss	-	-	-	-	-	-	-	(4,352,795)

Balance, September 30, 2009	$ 58,952	$ 16,922,512	$ 40,534,201	$ (1,542,359)	$ 732,479	$ (672,855)	$ 329,086	$ 56,362,016

* Certain December 31, 2009 amounts have been revised. See Note 2 to the condensed consolidated financial statements.

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$1,281,731	$(4,627,631)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	976,201	907,351
Provision for loan losses	3,150,000	10,200,000
Write-down of other real estate owned	184,000	-
Gain on securities	(597,375)	(8,061)
Gain on loans sold	(4,761,092)	(4,295,216)
Gain on sale of premises and equipment	(242,936)	37,589
Gain on sale of other real estate owned	(17,546)	(29,340)
Stock compensation expense	73,072	123,129
Proceeds from sale of mortgage loans	192,149,659	190,689,712
Origination of mortgage loans for sale	(206,404,127)	(189,155,344)
Amortization of premiums and accrection of discounts on securities, net	367,149	148,794
(Increase) decrease in interest receivable	775,417	(57,626)
Increase in bank owned life insurance	(392,312)	(4,075,234)
(Increase) decrease in other assets	1,485,722	(9,772,443)
Decrease in interest payable	(69,225)	(393,934)
Decrease in other liabilities	(625,450)	(305,806)
Net cash used in operating activities	(12,667,112)	(10,614,060)

Cash Flows from Investing Activities
Purchases of available for sale securities	(15,138,493)	(33,331,406)
Proceeds from sales and calls of available for sale securities	40,670,661	11,850,002
Proceeds from maturities and principal payments of available for sale securities	1,694,167	-
Proceeds from sale of other real estate owned	4,032,682	1,271,482
Net increase in loans	(775,672)	(8,901,961)
Purchases of premises and equipment	(863,782)	(1,232,306)
Proceeds from sale of premises and equipment	377,321	681,741
Net cash provided by (used in) investing activities	29,996,884	(29,662,448)

Cash Flows from Financing Activities
Issuance of preferred stock	-	14,738,000
Net increase (decrease) in deposits	(8,232,051)	41,586,630
Net increase (decrease) in federal home loan bank advances	(250,000)	4,000,000
Net decrease in other borrowings	(10,045,070)	(7,488,317)
Dividends on preferred stock	(551,160)	(308,892)
Net cash provided by (used in) financing activities	(19,078,281)	52,527,421

Net increase (decrease) in cash and cash equivalents	(1,748,509)	12,250,913
Cash and cash equivalents, beginning of period	20,661,820	26,600,829

Cash and cash equivalents, end of period	$18,913,311	$38,851,742

Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$5,861,491	$8,941,954

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.

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

The following is a reconciliation of the effects of the adjustments made to the Company’s previously reported December 31, 2009 consolidated balance sheet to the revised consolidated balance sheet appearing in the Form 10-Q:

	December 31, 2009
	As Reported	Adjustment	As Revised

Other assets	$ 15,015,708	$ (969,588)	$ 14,046,120
Other liabilities	2,641,410	124,140	2,765,550
Retained earnings deficit	(8,647,731)	(1,093,728)	(9,741,459)

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

Note 4 - Earnings per common share

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator
Net income (loss) - basic and diluted	$ 334,112	$ (2,770,567)	$ 1,281,731	$ (4,627,631)
Less:
Preferred stock dividend	(185,739)	(185,739)	(551,160)	(308,892)
Amortization of discount	(36,171)	(35,805)	(108,239)	(59,624)
Net income (loss) available to common
shareholders	$ 112,202	$ (2,992,111)	$ 622,332	$ (4,996,147)

Denominator
Weighted average shares outstanding - basic	4,238,416	4,230,875	4,237,505	4,230,516
Dilutive effect of common stock options and
restricted stock awards	-	-	-	-

Weighted average shares outstanding - diluted	4,238,416	4,230,875	4,237,505	4,230,516

Earnings (loss) per share - basic and diluted
Earnings (loss) per share - basic	$ 0.03	$ (0.71)	$ 0.15	$ (1.18)
Effect of dilutive common stock options	-	-	-	-

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented.  Stock options and warrants to acquire 310,205 shares of common stock were not included in computing diluted earnings per share for the three and nine months ended September 30, 2010 because their effects were anti-dilutive.  Options and warrants to acquire 336,255 shares of common stock were anti-dilutive for the three and nine month periods ended September 30, 2009 and thus excluded from the computation of fully diluted earnings per share.

Note 5 – Investment securities available for sale

At September 30, 2010 and December 31, 2009, all of our securities were classified as available-for-sale.  The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(Dollars in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
September 30, 2010
US Government Agencies
Within one year	$ 2,000	$ 2,007	$ 8	$ 2,015	2.33%
One to five years	5,000	5,245	155	5,400	2.10%
Five to ten years	1,440	1,440	(1)	1,439	0.70%
Total	8,440	8,692	162	8,854	1.92%

Mortgage-backed securities
Within one year	151	165	(10)	155	6.52%
One to five years	6,301	6,366	185	6,551	3.33%
Five to ten years	4,993	5,155	27	5,182	3.00%
More than ten years	232	241	(4)	237	1.93%
Total	11,677	11,927	198	12,125	3.20%

Municipals
Five to ten years	5,000	5,168	117	5,285	5.15%

Other investments
More than five years	2,000	1,975	73	2,048	5.65%

Total investment securities	$ 27,117	$ 27,762	$ 550	$ 28,312	3.34%

December 31, 2009
US Government Agencies
One to five years	$ 9,000	$ 9,315	$ (66)	$ 9,249	2.32%
Five to ten years	3,000	3,029	32	3,061	4.50%
More than ten years	34,250	35,284	75	35,359	5.73%
Total	46,250	47,628	41	47,669	5.70%

Mortgage-backed securities
One to five years	389	435	(37)	$ 398	4.40%
Five to ten years	471	471	29	500	5.24%
More than ten years	3,141	3,227	53	3,280	5.42%
	4,001	4,133	45	4,178	5.39%

Municipals
More than ten years	1,000	1,026	1	1,027	5.28%

Other investments
More than five years	2,000	1,973	10	1,983	5.65%

Total investment securities	$ 53,251	$ 54,760	$ 97	$ 54,857	4.72%

Investment securities available for sale that have an unrealized loss position at September 30, 2010 and December 31, 2009 are detailed below.

	Securities in a loss		Securities in a loss
	Position for less than		Position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair Value	Unrealized	Fair	Unrealized
September 30, 2010	Value	Losses	(Loss)	Losses	Value	Losses
(In thousands)
Investment Securities
available for sale
US Government Agencies	$ 1,439	$ (16)	$ -	$ -	$ 1,439	$ (16)
Mortgage-backed securities	483	(2)	-	-	483	(2)

Total	$ 1,922	$ (18)	$ -	$ -	$ 1,922	$ (18)

December 31, 2009
Investment securities
available for sale
US Government Agencies	$ 19,542	$ (264)	$ -	$ -	$ 19,542	$ (264)

Total	$ 19,542	$ (264)	$ -	$ -	$ 19,542	$ (264)

Management does not believe that any individual unrealized loss as of September 30, 2010 and December 31, 2009 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates.  The Company has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

Note 6 – Deposits

Deposits as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%

Noninterest bearing demand	$ 40,790,586	8.32%	$ 38,520,878	7.73%
Now	32,013,417	6.53%	36,441,259	7.31%
Money market	92,663,141	18.91%	115,166,477	23.11%
Savings	10,463,651	2.14%	8,901,299	1.79%
Time deposits of $100,000 and over	129,121,578	26.35%	119,352,471	23.95%
Other time deposits	185,000,700	37.75%	179,902,740	36.10%

Total	$ 490,053,073	100.00%	$ 498,285,124	100.00%

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at September 30, 2010 was 2.44%. The securities were redeemable par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  No amounts have been redeemed at September 30, 2010 and there are no plans to do so.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 8 – Stock incentive plans

The company has a stock incentive plan which authorizes the issuance of up to 455,000 shares of common stock to assist the Company in recruiting and retaining key personnel.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Nine Months Ended September 30,
	2010				2009
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	336,005	$ 9.58	$ 4.75		333,955	$ 9.63	$ 4.77
Granted	-	-	-		3,000	4.45	2.86
Forfeited	(25,800)	10.77	5.02		(700)	10.42	6.12
Exercised	-	-	-		-	-	-
Options outstanding,
end of period	310,205	$ 9.48	$ 4.73	$ -	336,255	$ 9.63	$ 4.75	$ -
Options exercisable,
end of period	291,350				300,900

During the first quarter of 2009, we granted to certain officers 26,592 restricted shares of common stock with a weighted average fair market value of $4.60 per share at the date of grant.  These restricted stock awards have three-year graded vesting.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The total number of shares underlying non-vested restricted stock and performance share awards was 13,537 and 22,238 at September 30, 2010 and 2009, respectively.

Stock-based compensation expense was $73,072 and $123,129 for the nine months ended September 30, 2010 and 2009, respectively.  Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of September 30, 2010 and 2009 was $147,678 and $360,247, respectively.  The time based unamortized compensation of $147,678 is expected to be recognized over a weighted average period of 1.31 years.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates:

	Fair Value Measurement at September 30, 2010 Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets-Recurring
US Government Agencies	$ 8,854	$ -	$ 8,854	$ -
MBS	12,125	-	12,125	-
Municipals	5,285	-	5,285	-
Other available for sale (1)	2,048	-	2,048	-

Financial Assets-Non-Recurring
Impaired loans	$ 23,943	$ -	$ -	$ 23,943
Real estate owned	12,941	-	-	12,941
Residential loans held for sale	26,522	-	26,522	-

(1) Excludes restricted stock.

	Fair Value Measurement at December 31, 2009 Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets-Recurring
US Government Agencies	$ 47,669	$ -	$ 47,669	$ -
MBS	4,178	-	4,178	-
Municipals	1,027	-	1,027	-
Other available for sale (1)	1,983	-	1,983	-

Financial Assets-Non-Recurring
Impaired loans	$ 25,913	$ -	$ -	$ 25,913
Real estate owned	11,279	-	-	11,279
Residential loans held for sale	7,506	-	7,506	-

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

	September 30,		December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash and cash equivalents	$ 18,913,311	$ 18,913,311	$ 20,661,820	$ 20,661,820
Investment securities available for sale	28,311,767	28,311,767	54,857,211	54,857,211
Loans held for sale	26,521,812	26,521,812	7,506,252	7,506,252
Loans	448,810,797	448,629,947	457,046,616	466,271,730
Accrued interest receivable	2,591,301	2,591,301	3,366,718	3,366,718

Financial liabilities
Deposits	490,053,073	492,103,799	498,285,124	500,979,984
FHLB borrowings	28,750,000	29,050,023	29,000,000	29,011,904
Trust preferred securities	8,764,000	8,764,000	8,764,000	8,764,000
Other borrowings	4,784,451	4,784,451	14,829,521	14,783,055
Accrued interest payable	431,844	431,844	501,069	501,069

Off-balance-sheet instruments
Undisbursed credit lines		49,200,742		49,621,000
Commitments to extend or originate
credit		25,182,542		19,078,000
Standby letters of credit		3,428,258		4,177,000

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic conditions, the quality or composition of the loan or investment portfolios, the level of nonperforming assets and charge-offs, the local real estate market, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, changes in regulations applicable to the Company, demand for loan products, deposit flows, competition, accounting principles, policies and guidelines, and any other risks discussed in this report or in “Item 1A Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2009.  Monetary and fiscal policies of the U.S. Government could also adversely effect the Company; such policies include the impact of any regulations or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (EESA), the American Recovery and Reinvestment Act of 2009 (ARRA), the Dodd-Frank Wall Street Reform and Consumer Protection Act  and other policies of  the U.S. Treasury and the Federal Reserve Board.

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

The Company experienced significant losses during the prior year primarily as a result of the economic climate.  Although we were profitable for the first, second and third quarters of 2010, a continuation of the turbulence in significant portions of the global financial markets, or worsening, could further impact the Company’s performance, both directly, by affecting both revenues and the value of the Company’s assets and liabilities, and indirectly, by affecting the Company’s counterparties.  Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions in the United States.  Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility.  It is not clear at this time what impact liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been announced or any additional programs that may be initiated in the future will have on the financial markets and the financial services industry.  The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which could have an effect on all financial institutions, including the Company.

For the three months ended September 30, 2010, the Company had net income totaling $334,000 and net income available to common shareholders of $112,000, or $0.03 per fully diluted share, compared to a net loss of $(2,771,000) and a net loss available to common shareholders of $(2,992,000), or $(.71) per fully diluted basis, for the same period in 2009.  The most significant factors in our improving earnings were a decline in the provision for loan losses of $4,590,000, from $6,000,000 in 2009 to $1,410,000 in 2010, and a larger decline in our cost of deposits relative to the decline in our yield on loans resulting from an increase in net interest income of $716,000.

Our total assets decreased to $583,879,000 at September 30, 2010 from $601,993,000 at December 31, 2009, a decrease of $(18,114,000), or 3%.  Liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) decreased by $(28,294,000), loans held for sale increased by $19,016,000, net portfolio loans decreased by $(8,236,000), accrued interest receivable decreased by $(775,000), and other real estate owned increased by $1,662,000.

The net decrease in assets of $18,114,000 resulted primarily from a decrease in deposits of $8,232,000 and the reduction of other borrowings of $10,045,000.  The decline in borrowings is primarily a result of the pay off of a loan on our headquarters building at the Watkins Centre on September 30, 2010

The following presents management’s discussion and analysis of the financial condition of the Company at September 30, 2010 and December 31, 2009, and results of operations for the Company for the three and nine month periods ended September 30, 2010 and 2009.  This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission as well as the third quarter 2010 financial statements and notes thereto appearing elsewhere in this report.

Results of operations

For the three months ended September 30, 2010, the Company had income totaling $334,000, and income available to common shareholders of $112,000, or $0.03 per fully diluted share, compared to net a loss of $(2,271,000) and a net loss available to common shareholders of $(2,992,000) or $(0.71) per fully diluted share, for the same period in 2009.  For the nine months ended September 30, 2010, the Company had income totaling $1,282,000, and net income available to common shareholders of $622,000, or $0.15 per share on a fully diluted basis, compared to a loss totaling $(4,628,000), and a net loss available to common shareholders of $(4,996,000) or $(1.18) per share on a fully diluted basis, for the same period in 2009.

The increase in net earnings during the three and nine months ended September 30, 2010 compared to the same periods in 2009 is primarily a result of:

		Nine Months
		Ended Sept 30,
	Third Quarter	2010
	2010	Compared to
	Compared to	Nine Months
	Third Quarter	Ended Sept 30,
	2009	2009

Increase in net interest income	$ 716,000	$ 1,759,000
Decrease in provision for loan losses	4,590,000	7,050,000
Increase in gain on sale of loans	81,000	466,000
Gain on sale of securities	-	489,000
Gain on sale of land	-	243,000
Increase in rental income	64,000	259,000
Increase in noninterest expenses	(871,000)	(1,837,000)

The increase in net interest income is primarily attributable to the significant decline in the cost of deposits.  Our cost of deposits declined from 3.39%for the first nine months of 2009 to 2.01%for the first nine months of 2010.  The decrease in the provision for loan losses reflects management’s recognition of higher provisions in previous periods attributable to the Bank’s current level of nonperforming assets and slowing of the deterioration of asset quality and is discussed in more detail under Asset Quality and Provision for Loan Losses.  The increase in gain on sale of loans is attributable to increased loan production by the mortgage banking subsidiary of the Bank.  The mortgage subsidiary closed $77,620,000 in mortgage loans in the third quarter of 2010 compared to $61,795,000 in the third quarter of 2009, and $206,404,000 for the nine months ended September 30, 2010 compared to $189,155,000 for the same period in 2009.  The increase in rental income is a result of an increase in rented square feet in our headquarters building at the Watkins Centre as well as the expiration of rental concessions on previous rental agreements.

At September 30, 2010, the headquarters building has leases and letters of intent for greater than 90% of its leasable square footage.  The increase in noninterest expenses in comparing the nine month periods is primarily attributable to increases in salaries and benefits of $1,194,000, and occupancy costs of $211,000 resulting from the addition of the mortgage company’s loan production office in Northern Virginia as well as the startup of a financial services division of the Bank.  The quarter to quarter comparison reflects similar increases in salaries and benefits and occupancy costs of $462,000 and $26,000, respectively, as well as and increase of $216,000 in expenses related to foreclosed real estate.

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

Net interest income for the third quarter of $5,042,000 represents an increase of $716,000, or 17%, compared to the third quarter of 2009, and an increase of $339,000, or 7%, compared to the second quarter of 2010.  These increases are a result of a decline in our Company’s cost of funds that was greater than a decline in the yield on earning assets.  Our cost of funds declined from 3.03% for the third quarter of 2009 to 1.90% for the third quarter of 2010, a decline of 1.13%.  The yield on earning assets declined from 6.05% for the third quarter of 2009 to 5.69% for the third quarter of 2010, a decline of .36%

The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial services industry to determine how profitably earning assets are funded.  Net interest margin is calculated by dividing net interest income by average earning assets.  Our net interest margin over the last several quarters is provided in the following table:

Quarter Ended	Actual

June 30, 2009	3.17%
September 30, 2009	3.17%
December 31, 2009	3.22%
March 31, 2010	3.26%
June 30, 2010	3.46%
September 30, 2010	3.74%

As interest rates were reduced by the Federal Reserve during 2007 and 2008 in reaction to the declining economy, our margin was compressed as our deposits generally do not reprice as quickly as our loans.  Because our deposits continue to reprice downward and the yield on interest earning assets appears to be stabilizing, we expect the upward trend in out net interest margin to continue.  However, given the continued depressed economy and the potential impact on interest income from new nonaccrual loans, no assurance can be provided that this will occur.

Average interest-earning assets for the first nine months of 2010 increased by $11,607,000, or 2.2%, compared to the first nine months of 2009.  The increase in interest-earning assets was due primarily to an increase in investment securities of $12,232,000 and federal funds sold of $10,178,000, offset by a decline in loans of $13,519,000.  The average yield on interest-earning assets decreased to 5.57% for the first nine months of 2010 compared to 6.31% for the first nine months of 2009.

Many of our loans are indexed to short-term rates affected by the Federal Reserve’s decisions about short-term interest rates, and, accordingly, as the Federal Reserve increases or decreases short-term rates, the yield on interest-earning assets is affected.  As the Federal Reserve decreased interest rates starting in 2007 and into 2008, decreasing short-term interest rates by 5% over twelve months, the average yield on our interest-earning assets decreased.  Additionally, while many of our indexed rate loans have interest rate floors included in their terms, we have decreased rates to loan customers to better reflect the current interest rate environment and in some limited cases to facilitate workouts on nonperforming loans.

Our average interest-bearing liabilities increased by $17,484,000, or 4%, for the first nine months of 2010 compared to the first nine months of 2009.  The increase in interest-bearing liabilities was primarily due to growth in average deposits of $15,953,000.  The average cost of interest-bearing liabilities decreased to 2.21% for the first nine months of 2010 from 3.42% for the first nine months of 2009.  The principal reason for the decrease in liability costs was the reduction in short-term interest rates by the Federal Reserve and our efforts to reduce rates for repricing liabilities.  See our discussion of interest rate sensitivity below for more information.

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

Average Balance Sheets
(in thousands)

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$ 461,442	$ 7,190	6.18%	$ 483,613	$ 7,777	6.38%
Investment securities	29,844	237	3.15%	31,563	373	4.69%
Loans held for sale	18,752	219	4.63%	12,993	177	5.40%
Federal funds and other	24,297	14	0.23%	18,240	7	0.15%
Total interest earning assets	534,335	7,660	5.69%	546,409	8,334	6.05%

Allowance for loan losses and deferred fees	(9,384)			(9,697)
Cash and due from banks	14,751			18,066
Premises and equipment, net	27,665			27,722
Other assets	34,235			27,103
Total assets	$ 601,602			$ 609,603

Interest bearing deposits
Interest checking	$ 32,704	$58	0.70%	$29,465	$ 137	1.84%
Money market	97,384	236	0.96%	96,455	468	1.92%
Savings	10,323	18	0.69%	6,916	21	1.20%
Certificates	312,707	1,857	2.36%	321,579	2,849	3.51%
Total	453,118	2,169	1.90%	454,415	3,475	3.03%
Borrowings	51,412	450	3.47%	51,382	534	4.12%
Total interest bearing liabilities	504,530	2,619	2.06%	505,797	4,009	3.14%
Noninterest bearing deposits	44,189			41,913
Other liabilities	2,910			2,631
Total liabilities	551,629			550,341
Equity capital	49,973			59,262

Total liabilities and capital	$ 601,602			$ 609,603

Net interest income before provision					$ 4,325
for loan losses		$ 5,041

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.63%			2.91%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.74%			3.17%

Average Balance Sheets
(In thousands)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$ 465,087	$ 21,225	6.10%	$ 478,606	$ 23,682	6.62%
Investment securities	39,099	$880	3.01%	$ 26,867	$996	4.96%
Loans held for sale	13,491	488	4.84%	10,775	418	5.19%
Federal funds and other	25,882	44	0.23%	15,704	19	0.16%
Total interest earning assets	543,559	22,637	5.57%	531,952	25,115	6.31%

Allowance for loan losses and deferred fees	(9,665)			(7,679)
Cash and due from banks	12,565			14,372
Premises and equipment, net	27,718			27,898
Other assets	33,952			25,855
Total assets	$ 608,129			$ 592,398

Interest bearing deposits
Interest checking	$ 35,512	$ 274	1.03%	$ 23,562	$ 282	1.60%
Money market	104,034	863	1.11%	54,419	759	1.86%
Savings	10,018	62	0.83%	6,730	60	1.19%
Certificates	312,244	5,759	2.47%	361,144	10,202	3.78%
Total	461,808	6,958	2.01%	445,855	11,303	3.39%
Borrowings	52,247	1,520	3.89%	50,716	1,413	3.73%
Total interest bearing liabilities	514,055	8,478	2.21%	496,571	12,716	3.42%
Noninterest bearing deposits	41,332			39,563
Other liabilities	2,760			2,108
Total liabilities	558,147			538,242

Equity capital	49,982			54,156

Total liabilities and capital	$ 608,129			$ 592,398

Net interest income before provision					$ 12,399
for loan losses		$ 14,159

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.36%			2.89%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.48%			3.12%

Asset quality and provision for loan losses

Provisions for loan losses for the three months ended September 30, 2010 was $1,410,000 compared to $6,000,000 for the three months ended September 30, 2009.  The provision for loan losses for the nine months ended September 30, 2010 was $3,150,000 compared to $10,200,000 for the nine months ended September 30, 2009.   The decreases in the provision for loan losses in 2010 when compared to 2009 reflects management’s recognition of higher provisions in previous periods attributable to the Bank’s current level of nonperforming assets.  However, overall asset quality continues to be a concern as there continues to be uncertainty in the economy and the level of nonperforming assets remains significant.  We believe there is reason for optimism regarding our current asset quality, however, as the amount of nonperforming assets declined by 14% in the third quarter.

Nonperforming assets consisting of nonaccrual loans and other real estate owned for the indicated periods is as follows (dollars in thousands):

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2010	2010	2010	2009	2009

Nonaccrual loans
Number	117	132	130	123	117
Amount	$ 23,943	$ 31,106	$ 33,255	$ 25,193	$ 21,916
Other real estate owned	12,941	11,816	10,715	11,279	11,249

	$ 36,884	$ 42,922	$ 43,970	$ 36,472	$ 33,165

Percentage of total assets	6.32%	7.08%	7.14%	6.18%	5.35%

The decrease in nonperforming assets in the third quarter of 2010 reflects some larger loans returning to accrual status, primarily as a result of payments received from the borrowers.  Loans may be placed back on accrual status when, in the opinion of management, the circumstances warrant such action such as a history of timely payments, additional collateral is obtained or the borrowers cash flows improve.  Our approach to troubled lending relationships is to work with the borrower to the extent possible and still adhere to strong credit management guidelines.  If the economy continues to be depressed at the levels we have experienced from the latter part of 2008 through 2010, nonperforming assets could continue to increase. See our discussion of the allowance for loan losses under Allowance for loan losses and Critical accounting policies below.

In addition to the nonperforming assets at September 30, 2010, there were nine loans past due 90 days or more and still accruing interest totaling $738,000, compared to twelve loans totaling $4,787,000 at December 31, 2009.  We believe that these assets are adequately collateralized and are currently recorded at realistically recoverable values.  However, economic circumstances related to specific credit relationships are changing, which may impact our assessments of collectability.  In addition, the amount of loans 90 days or more and still accruing interest is at the lowest level it has been since June 30, 2009 and is down significantly from the $4,787,000 at December 31, 2009.

The following table reflects details related to asset quality and allowance for loan losses of Village Bank (dollars in thousands):

	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,
	2010	2010	2010	2009	2009

Loans 90 days past due and
still accruing	$ 738	$ 959	$ 2,535	$ 4,787	$ 1,661

Nonaccrual loans	23,943	31,106	33,255	25,913	21,916

Other real estate owned	12,941	11,816	10,715	11,279	11,249

Allowance for loan losses
Beginning balance	$ 9,500	$ 9,091	$ 10,522	$ 9,527	$ 9,618
Provision for loan losses	1,410	1,240	500	3,020	6,000
Charge-offs	(1,091)	(954)	(2,114)	(2,026)	(6,091)
Recoveries	-	123	183	1	-
Ending balance	$ 9,819	$ 9,500	$ 9,091	$ 10,522	$ 9,527

Ratios
Allowance for loan losses to
Loans, net of unearned income	2.14%	2.05%	1.96%	2.25%	2.02%
Nonaccrual loans	41.01%	30.54%	27.34%	40.61%	43.47%
Nonperforming assets to total assets	6.32%	7.06%	7.14%	6.17%	5.35%

Noninterest income

Noninterest income increased from $2,394,000 for the three months ended September 30, 2009 to $2,662,000 for the three months ended September 30, 2010, an increase of $268,000 or 11%.  Noninterest income also increased from $5,877,000 for the first nine months of 2009 to $7,859,000 for the first nine months of 2010, an increase of $1,982,000 or 34%.  These increases in noninterest income are primarily a result of higher gain on loan sales and fees from increased loan production by our mortgage banking subsidiary, the gain on the sale of land behind one of our branches, gains on the sales and calls of several securities, and an increase of rental income from the leasing of additional space in the Company’s headquarters building.  Our mortgage banking subsidiary has experienced a significant increase in loan production as a result of the addition of a loan production office in Northern Virginia as well as improved performance from some of our existing loan originators.

Noninterest expense

Noninterest expense for the three months ended September 30, 2010 was $5,787,000 compared to $4,917,000 for the three months ended September 30, 2009, an increase of $870,000 or 18%.  Salaries and benefits increased by $462,000 and expenses related to real estate owned increased by $216,000.  The increase in salaries and benefits is attributable to the addition of the mortgage company’s loan production office in Northern Virginia as well as the startup of a financial services division of the Bank.  We believe that expense associated with foreclosed real estate will continue to be significant as we work through the disposition of nonperforming assets.

Noninterest expense for the nine months ended September 30, 2010 totaled $16,926,000, an increase of $1,837,000, or 12% from $15,088,000 for the nine months ended September 30, 2009.  Salaries and benefits increased by $1,194,000 or 15% from $7,741,000 for the nine months ended September 30, 2009 to $8,935,000 for the nine months ended September 30, 2010.  Occupancy costs increased by $211,000, from $1,319,000 for the nine months ended September 30, 2009 to $1,530,000 for the nine months ended September 30, 2010.  These two increases are related to the addition of the mortgage company’s loan production office in Northern Virginia as well as the startup of a financial services division of the Bank.  Other large increases included increases in advertising and marketing of $102,000 and the FDIC insurance premium of $145,000.

Income taxes

The provision for income taxes of $660,000 for the nine months ended September 30, 2010 is based upon the results of operations.  Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit.  Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income.  If any such assets are not likely to be recovered, a valuation allowance must be recognized.  We determined that a valuation allowance was not required for deferred tax assets as of September 30, 2010.  The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded a franchise tax expense of $274,000 and $260,000 for the nine months ended September 30, 2010 and 2009, respectively.

Loan portfolio

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%

Commercial	$ 32,133	7.0%	$ 39,576	8.5%
Real estate - residential	99,456	21.7%	93,657	20.0%
Real estate - commercial	258,055	56.3%	240,830	51.5%
Real estate - construction	57,988	12.7%	81,688	17.5%
Consumer	10,494	2.3%	11,609	2.5%

Total loans	458,126	100.0%	467,360	100.0%
Less: deferred costs, net	504		209
Less: allowance for loan losses	(9,819)		(10,522)

Total loans, net	$ 448,811		$ 457,047

Allowance for loan losses

The allowance for loan losses at September 30, 2010 was $9,819,000, compared to $10,522,000 at December 31, 2009.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at September 30, 2010 and December 31, 2009 was 2.14% and 2.25%, respectively.  The reduction in this ratio is attributable to the significant charge-offs of $4,159,000 we recognized in the first nine months of 2010.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, underlying collateral values,  the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.  See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009

Beginning balance	$ 10,522	$ 6,059
Provision for loan losses	3,150	10,200
Charge-offs
Commercial and industrial	$ (804)	$ (5,201)
Real estate - residential	(957)	(226)
Real estate - commercial	(1,228)	-
Real estate - construction	(1,017)	(460)
Consumer	(153)	(855)
	(4,159)	(6,742)
Recoveries
Commercial and industrial	203	-
Real estate - residential	1	-
Real estate - commercial	-	-
Real estate - construction	101	3
Consumer	1	7
	306	10
Net charge-offs	(3,853)	(6,732)

Ending balance	$ 9,819	$ 9,527

Loans outstanding at end of period (1)	$ 458,126	$ 471,621
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of period	2.14%	2.02%

Average loans outstanding for the period (1)	$ 465,087	$ 478,607
Ratio of net charge-offs to average loans
outstanding for the period	0.83%	1.41%

(1) Loans are net of deferred costs.

Deposits

Total deposits decreased by $8,232,000, or 2%, during the first nine months of 2010 as compared to an increase of $41,587,000, or 9%, during the first nine months of 2009.  Checking and savings accounts decreased by $596,000, money market accounts decreased by $22,503,000 and time deposits increased by $14,867,000.  Our strategy has been to adjust our interest rates on deposit accounts to encourage movement from money market accounts to longer term certificates of deposit to lengthen the maturities of our liabilities with the expectation that interest rates will increase over the long-term.  The cost of our interest bearing deposits declined to 2.01% for the first nine months of 2010 compared to 3.39% for the first nine months of 2009.

While the mix of our deposits continues to be weighted toward time deposits, such deposits represent 64% of total deposits at September 30, 2010 as compared to 60% at December 31, 2009. As our branch network has increased and is more convenient to a larger segment of our targeted customer base, we have experienced a move to a higher percentage of our deposits in checking accounts.  We are emphasizing checking account deposit growth at our existing branches.

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

Other borrowings decreased by $10,295,000 or 20% during the nine months ended September 30, 2010, from $52,593,000 at December 31, 2009 to $42,298,000 at September 30, 2010.  This decline is primarily a result of the pay off of a loan of $9,889,000 on our headquarters building at the Watkins Centre on September 30, 2010.  This loan had an interest rate of 6.6% and federal funds sold was used to fund the pay off.  The liquidity used to make this pay off was replaced with wholesale funding (brokered deposits) at an average interest rate of 1.57% thereby reducing our annual interest expense by $497,000.

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $28,750,000 and $29,000,000 at September 30, 2010 December 31, 2009 respectively.  The FHLB advances are secured by the pledge of first mortgage loans, home equity loans and our FHLB stock.  During the second and third quarters of 2010, $15,000,000 of the FHLB advances with an average interest rate of 4.19% matured of which we refinanced $14,750,000 with an average interest rate of 2.01% thereby reducing our annual interest expense by approximately $332,000.  The cost of borrowings declined to 3.47% for the third quarter of 2010 compared to 4.12% for the fourth quarter of 2009 primarily as a result of this refinance of advances from the Federal Home Loan Bank.

Capital resources

Stockholders’ equity at September 30, 2010 was $48,956,000, compared to $47,848,000 at December 31, 2009.  On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the TARP Program). The TARP Program is a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers.  Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 499,030 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Capital Purchase Program carries a 5% dividend for each of the first 5 years of the investment, and 9% thereafter, unless the shares are redeemed by the Company.  The $1,108,000 increase in equity during the first nine months of 2010 was primarily due to net income of $1,282,000 which was reduced by dividends paid to the U.S. Treasury on the TARP investment of $659,000, and an increase of $297,000, net of tax, in the value of our securities available for sale.

During the first quarter of 2005 and the third quarter of 2007, the Company issued $5.2 and $3.6 million, respectively in Trust Preferred Capital Notes.  The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  The Bank meets the criteria to be categorized as a “well capitalized” institution as of September 30, 2010.

The following table presents the composition of regulatory capital and the capital ratios of the Company at the dates indicated.

Analysis of Capital
(In thousands)

	September 30,	December 31,
	2010	2009 *

Tier 1 capital
Preferred stock	$ 59	$ 59
Common stock	16,954	16,922
Additional paid-in capital	40,611	40,569
Retained earnings (deficit)	(9,119)	(9,741)
Warrant Surplus	732	732
Discount on preferred stock	(529)	(636)
Qualifying trust preferred securities	8,764	8,764
Total equity	57,472	56,669
Total Tier 1 capital	57,472	56,669

Tier 2 capital
Allowance for loan losses (1)	6,082	6,310
Total Tier 2 capital	6,082	6,310

Total risk-based capital	63,554	62,979

Risk-weighted assets	$ 482,798	$ 500,602

Capital ratios
Tier 1 capital to risk-weighted assets	11.9%	11.3%
Total capital to risk-weighted assets	13.2%	12.6%
Leverage ratio (Tier 1 capital to
average assets)	9.6%	9.4%
Equity to total assets	9.8%	8.1%

(1) Amount is limited to 1.25 percent of
the Company's gross risk weighted assets

* Certain December 31, 2009 amounts have been revised. See Note 2 to the condensed consolidated financial statements.

Liquidity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand.  These events may occur daily or other short-term intervals in the normal operation of the business.  Experience helps management predict time cycles in the amount of cash required.  In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of markets served, concentrations of business and industry, competition, and the Company’s overall financial condition.  The Bank’s primary sources of liquidity are cash and the securities in our available for sale portfolio.  In addition, the Bank has substantial lines of credit from its correspondent banks and access to advances from the Federal Home Loan Bank of Atlanta to support liquidity as conditions dictate.

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At September 30, 2010, cash, cash equivalents and investment securities available for sale totaled $47,225,000, or 8.0% of total assets, which we believe is adequate to meet short-term liquidity needs.

At September 30, 2010, we had commitments to originate $77,810,000 of loans as compared to $72,876,000 at December 31, 2009.  The increase is primarily attributable to commitments to make mortgage loans by our mortgage company which will be sold in the secondary market.  Fixed commitments to incur capital expenditures were less than $25,000 at September 30, 2010.  Time deposits scheduled to mature in the 12-month period ending September 30, 2011 totaled $213,613,000 at September 30, 2010. Based on past experience, we believe that a significant portion of such deposits will remain with us. We further believe that loan repayments and other sources of funds such as deposit growth will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at September 30, 2010.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Village Bank and Trust Financial Corp.
Interest Rate Sensitivity GAP Analysis
September 30, 2010
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$ 32,184	$ 11,192	$ 21,379	$ 40,629	$ 145,049	$ 250,433
Variable rate	114,515	2,912	9,897	14,721	65,648	207,693
Investment securities	2,107	-	-	5,400	20,805	28,312
Loans held for sale	26,522	-	-	-	-	26,522
Federal funds sold	6,652	-	-	-	-	6,652

Total rate sensitive assets	181,980	14,104	31,276	60,750	231,502	519,612
Cumulative rate sensitive assets	181,980	196,084	227,360	288,110	519,612

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	32,013	-	32,013
Money market accounts	92,663	-	-	-	-	92,663
Savings (2)	-	-	-	10,464	-	10,464
Certificates of deposit	46,912	75,487	91,214	77,599	22,909	314,121
FHLB advances	-		5,000	15,750	8,000	28,750
Trust Preferred Securities	-	-	-		8,764	8,764
Federal funds purchased	-	-	-	-	-	-
Other borrowings	4,784	-	-	-	-	4,784

Total rate sensitive liabilities	144,359	75,487	96,214	135,826	39,673	491,559
Cumulative rate sensitive liabilities	144,359	219,846	316,060	451,886	491,559

Rate sensitivity gap for period	$ 37,621	$ (61,383)	$ (64,938)	$ (75,076)	$ 191,829	$ 28,053
Cumulative rate sensitivity gap	$ 37,621	$ (23,762)	$ (88,700)	$ (163,776)	$ 28,053

Ratio of cumulative gap to total assets	6.4%	(4.0)%	(15.1)%	(27.9)%	4.8%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	126.1%	89.2%	71.9%	63.8%	105.7%
Ratio of cumulative gap to cumulative
rate sensitive assets	20.7%	(12.1)%	(39.0)%	(56.8)%	5.4%

(1) Includes nonaccrual loans of approximately $23,943,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At September 30, 2010, our balance sheet is asset sensitive for the first three months, meaning that our assets reprice more quickly than our liabilities during that period, and liability sensitive for the next thirty-three months, meaning that our liabilities will reprice more quickly than our assets during that period, with a ratio of cumulative gap to total assets ranging from a positive gap of 6.4% for the first three months to a negative gap of (27.9)% for the thirteen to thirty-six month period.  A negative gap can adversely affect earnings in periods of increasing interest rates.  This negative position is due primarily to the short maturity of certificates of deposit and the significant increase in money market accounts.

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

The allowance reflects management’s best estimate of probable losses within the existing loan portfolio and of the risk inherent in various components of the loan portfolio, including loans identified as impaired as required by FASB Codification Topic 310: Receivables.   Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  Loans may be placed back on accrual status when, in the opinion of management, the circumstances warrant such action such as a history of timely payments subsequent to being placed on nonaccrual status, additional collateral is obtained or the borrowers cash flows improve.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Based upon an evaluation as of September 30, 2010 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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

VILLAGE BANK AND TRUST FINANCIAL CORP. (Registrant)

Date: November 12, 2010	By:	/s/Thomas W. Winfree
President and Chief Executive Officer

Date: November 12, 2010	By:	/s/C. Harril Whitehurst, Jr.
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit
Number	Document

31.1         Certification of Chief Executive Officer

31.2         Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350