Form 10-K
period 2010-12-31
Village Bank & Trust Financial Corp.
filed 2011-03-18
CIK 1290476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐(Do not check if smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $12,291,000.

The number of shares of common stock outstanding as of March 8, 2011 was 4,238,416.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in conjunction with the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

•
To reduce the level of our nonperforming assets.  Nonperforming assets, consisting of nonaccrual loans and real estate acquired through foreclosure, reached record highs in 2010 and continue to have a negative affect on profitability.  We have committed significant resources to reduce the level of nonperforming assets.

•
To expand our capacity to generate noninterest income through the sale of mortgage loans.  Our mortgage company has experienced a significant increase in loan production as a result of the addition of a loan production office in Northern Virginia.

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

Once we established a strong banking presence in Chesterfield County market with eight branches, we continued the implementation of our strategy by expanding our franchise into other counties in the Richmond Metropolitan area.  In addition to Chesterfield County, we have now opened three branches in both Hanover and Henrico Counties and one in Powhatan County, all three along with Chesterfield have seen strong population growth in recent years.  Our mortgage company has experienced a significant increase in loan production as a result of the addition of a loan production office in Northern Virginia.

At December 31, 2010, we had fifteen full service banking offices, which were staffed by 62 full-time employees.  Our senior staff averages more than 25 years of professional or banking experience.  Our principal office, which houses our executive officers and loan department, was opened in August 2008 and is located at 15521 Midlothian Turnpike, Midlothian, Virginia 23113.  Our main telephone number is (804) 897-3900.

Historically the Richmond Metropolitan area has been a favorable market for us to provide banking services.  However, with the depressed economy that started in late 2008 and was prevalent throughout 2009 and 2010, this market area was negatively impacted by the decline in the housing market, especially in Chesterfield County where residential housing has been an economic driver in the past.  Because a substantial part of our loan portfolio is collateralized by residential real estate primarily in Chesterfield County, this decline in the housing market has had a negative impact on our asset quality.  The result has been a substantial increase in nonperforming assets, and in turn, a negative impact on profitability.  See further discussion of nonperforming assets under Asset Quality in Management’s Discussion and Analysis of Financial Condition and Results of Operations following.

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

Loan Portfolio.  The net loan portfolio was $446,555,000 at December 31, 2010, which compares to $457,047,000 at December 31, 2009.  The Company continued to see a decline in loan levels in 2010, with a decline of 2.3% compared to a decline of 1.6% in 2009.  In 2008, loans grew significantly by 44%.  The decline in loans in 2010 and 2009 was a direct result of the prolonged economic downturn while the majority of the loan growth in 2008 came as a result of our merger with River City Bank.  Our loan customers are generally located in the Richmond metropolitan area.  We do not have any subprime loans in our loan portfolio.

Commercial Real Estate Lending.  We finance commercial real estate for our clients and commercial real estate loans represent the largest segment of our loan portfolio.  This segment of our loan portfolio has been the largest segment since 2004 due to the significant real estate opportunities in our market area.  We generally will finance owner-occupied commercial real estate at an 80% loan-to-value ratio or less.  In many cases our loan-to-value ratio is less than 80%, which provides us with a higher level of collateral security.  Our underwriting policies and procedures focus on the borrower’s ability to repay the loan as well as assessment of the underlying real estate.  Risks inherent in managing a commercial real estate loan portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate.  We attempt to mitigate those risks by carefully underwriting loans of this type as well as following appropriate loan-to-value standards.  Commercial real estate loans (generally owner occupied) at December 31, 2010 were $261,517,000, or 57.7% of the total loan portfolio.

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

Our current one-to-four-family residential adjustable rate mortgage loans have interest rates that adjust annually after a fixed period of 1, 3 and 5 years, generally in accordance with the rates on comparable U.S. Treasury bills plus a margin.  Our adjustable rate mortgage loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate.  There are risks resulting from increased costs to a borrower as a result of the periodic repricing mechanisms of these loans.  Despite the benefits of adjustable rate mortgage loans to our asset/liability management, they pose additional risks, primarily because as interest rates rise; the underlying payments by the borrowers rise, increasing the potential for default.  At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.  At December 31, 2010, $103,386,000, or 22.8% of our loan portfolio, consisted of residential mortgage loans.

Real Estate Construction Lending.  This segment of our loan portfolio is predominately residential in nature and comprised of loans with short duration, meaning maturities of twelve months or less.  Residential houses under construction and the underlying land for which the loan was obtained secure the construction loans.  Construction lending entails significant risks compared with residential mortgage lending.  These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land and home under construction, which is estimated prior to the completion of the home.  Thus it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios.  To mitigate these risks we generally limit loan amounts to 80% of appraised values on pre-sold homes and 75% on speculative homes, and obtain first lien positions on the property taken as security.  Additionally, we offer real estate construction financing to individuals who have demonstrated the ability to obtain a permanent loan.  At December 31, 2010, construction loans totaled $45,220,000, or 10.0% of the total loan portfolio.

Commercial Business Lending.  Our commercial business lending consists of lines of credit, revolving credit facilities, term loans, equipment loans, stand-by letters of credit and unsecured loans.  Commercial loans are written for any business purpose including the financing of plant and equipment, carrying accounts receivable, general working capital, contract administration and acquisition activities.  Our client base is diverse, and we do not have a concentration of loans in any specific industry segment.  Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral such as marketable securities, cash value of life insurance, and time deposits.  Commercial business loans have a higher degree of risk than residential mortgage loans, but have higher yields.  To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of business borrowers.  The availability of funds for the repayment of commercial business loans may substantially depend on the success of the business itself.  Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate.  All commercial loans we make have recourse under the terms of a promissory note.  At December 31, 2010, commercial loans totaled $31,706,000, or 7.0% of the total loan portfolio.

Consumer Installment Lending.  We offer various types of secured and unsecured consumer loans.  We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the primary focus of our lending activities.  Our general guideline is that a consumer’s total debt service should not exceed 40% of the consumer’s gross income.  Our underwriting standards for consumer loans include making a determination of the applicant’s payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan.  The stability of an applicant’s monthly income may be determined by verification of gross monthly income from primary employment and additionally from any verifiable secondary income.  Consumer loans totaled $11,414,000 at December 31, 2010, which was 2.5% of the total loan portfolio.

Loan Commitments and Contingent Liabilities.  In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities which are disclosed in the footnotes of our annual financial statements, including commitments to extend credit.  At December 31, 2010, undisbursed credit lines, standby letters of credit and commitments to extend credit totaled $59,240,000.

Credit Policies and Administration.  We have a comprehensive lending policy, which includes stringent underwriting standards for all types of loans.  Our lending staff follows pricing guidelines established periodically by our management team.  In an effort to manage risk, all credit decisions in excess of the officers’ lending authority must be approved prior to funding by a management loan committee and/or a board of directors-level loan committee.  Any loans above $5,000,000 require full board of directors’ approval.  Management believes that it employs experienced lending officers, secures appropriate collateral and carefully monitors the financial conditions of our borrowers and the concentration of such loans in the portfolio.

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

Lending Limit.  As of December 31, 2010, our legal lending limit for loans to one borrower was approximately $8,490,000.  However, we generally will not extend credit to any one individual or entity in excess of $5,000,000, and, as noted above, any amount over that must be approved by the full Board of Directors.

Investments and Funding

We balance our liquidity needs based on loan and deposit growth via the investment portfolio, purchased federal funds, and Federal Home Loan Bank advances.  It is our goal to provide adequate liquidity to support our loan growth.  Should we have excess liquidity, investments are used to generate positive earnings.  In the event deposit growth does not fully support our loan growth, a combination of investment sales, federal funds and Federal Home Loan Bank advances will be used to augment our funding position.  However, we believe that due to a continued depressed economy as well as capital limitations, we will not see any significant growth in our loan portfolio in 2011.  Accordingly, any growth in our deposits will be used to increase our investment portfolio or reduce higher cost borrowings.

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

For securities classified as available-for-sale securities, we evaluate whether a decline in fair value below the amortized cost basis is other than temporary.  If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings.  There were no securities at December 31, 2010 where a decline in market value was considered other than temporary.

Asset and Liability Management

Our Asset Liability Management Committee (ALCO), composed of senior managers of the Bank, manages the Bank’s assets and liabilities and strives to provide a stable, optimized net interest income and margin, adequate liquidity and ultimately a suitable after-tax return on assets and return on equity. ALCO conducts these management functions within the framework of written policies that the Bank’s board of directors has adopted.  ALCO works to maintain an acceptable position between rate sensitive assets and rate sensitive liabilities.  The board of directors oversees the ALCO function on an ongoing basis.

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

At June 30, 2010, the latest date such information is available from the FDIC, the Bank’s deposit market share in Chesterfield County was 7.94% and 0.88% in the Richmond MSA.

Regulation

We are subject to extension regulation by certain federal and state agencies and receive periodic examinations by those regulatory authorities.  As a consequence, our business is affected by state and federal legislation and regulations.

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

Bank Holding Company.  The Company is a bank holding company under the federal Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and Virginia Bureau of Financial Institutions (the “BFI”).  As a bank holding company, the Company is required to furnish to the Federal Reserve annual and quarterly reports of its operations and such additional information as the Federal Reserve may require.  The Federal Reserve, Federal Deposit Insurance Corporation (the “FDIC”) and BFI also may conduct examinations of the Company and/or its subsidiary bank.

Bank Regulation.  As a Virginia-chartered bank that is not a member of the Federal Reserve System, the Bank is subject to regulation, supervision and examination by the BFI and the FDIC.  Federal and state law also specify the activities in which we may engage, the investments we may make and the aggregate amount of loans that may be granted to one borrower.  Various consumer and compliance laws and regulations also affect our operations.  Earnings are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including those referred to above.  The following description summarizes some of the laws to which we are subject.  The BFI and the FDIC conduct regular examinations, reviewing such matters as the overall safety and soundness of the institution, the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of our operations.  In addition to these regular examinations, we must furnish the FDIC and BFI with periodic reports containing a full and accurate statement of our affairs. Supervision, regulation and examination of banks by these agencies are intended primarily for the protection of depositors rather than shareholders.

Memorandum of Understanding.  In December 2010, the Bank entered into a Memorandum of Understanding with the FDIC and the BFI.  Pursuant to the Memorandum of Understanding, the Bank agreed to provide certain reports and to:

•
eliminate from its books, by charge-offs or collections, all assets or portions of assets classified “Loss” and 50 percent of those assets classified “Doubtful” in the regulatory examination reports that have not been previously collected or charged-off;

•
submit to the FDIC and the BFI specific plans and proposals to effect the reduction and improvement of any loans or lines of credit which are adversely classified in the regulatory examination reports or any internal or external loan review, and which aggregate $500,000 or more;

•
not extend, directly or indirectly, any additional credit to or for the benefit of any borrower who is obligated in any manner to the Bank on any extension of credit or portion thereof that has been charged off by the Bank or classified Loss or Doubtful in any report of examination, so long as such credit remains uncollected;

•	enhance the formal loan review program to provide accurate and timely identification of problem loans;

•
formulate a management plan that shall contain a review of each existing officer’s performance, abilities and assignments to positions within the Bank, the need, if any, for personnel outside the Bank, and an organizational chart and written job descriptions for personnel in the supervisory, administrative, and accounting functions;

•	review and update the written profit and strategic plan;
•	adopt a written plan for monitoring and reducing the Commercial Real Estate (CRE) concentration;
•
maintain the Allowance for Loan and Lease Losses at a level that is appropriate to cover estimated losses on individually evaluated loans determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan portfolio;

•	limit asset growth to no more than five (5) percent per annum;
•	incorporate within the Bank’s Contingency Funding Plan certain recommendations contained in the regulatory examination reports;
•	maintain a Tier 1 Leverage Capital Ratio of not less than eight (8) percent and a Total Risk-Based Capital Ratio of not less than 11.5 percent;
•	take steps necessary, consistent with sound banking practices, to correct all violations of law and regulations cited in the regulatory examination reports;
•	not pay any cash dividends without the prior written consent of the FDIC and BFI; and
•	furnish written quarterly progress reports to the FDIC and BFI detailing steps taken to comply with the various provisions of the Memorandum of Understanding.

In February 2011, the Company also entered into a Memorandum of Understanding with the Federal Reserve Bank of Richmond (the “Reserve Bank”) and the BFI.  Pursuant to this Memorandum of Understanding, the Company must submit to the Reserve Bank and the BFI acceptable policies and procedures to ensure that the Company does not violate Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve, which governs transactions between the Company and the Bank.  In addition, the Company will not, without prior written approval of the Reserve Bank and the BFI:

•	declare or pay any dividends on its common stock or preferred stock;
•	take dividends or any other form of payment representing a reduction in capital from the Bank;
•	make any payments on trust preferred securities;
•	incur, increase, repay, refinance or guarantee any debt; or
•	purchase or redeem any shares of its stock.

The Company also must notify the Reserve Bank and the BFI prior to using its cash assets other than (i) investment in obligations or equity of the Bank, (ii) investment in short-term, liquid assets or (iii) its normal and customary expenses, including regularly scheduled interest payments on existing debt.

Both Memorandums require the Company to furnish written quarterly progress reports to the Supervisory Authorities detailing steps taken to comply with their various provisions.  Management believes that it is currently or is in the process of being in full compliance with all of the items in the Memorandums and has met all reporting requirements.

The Dodd-Frank Wall Street Reform and Consumer Protection Act.  In July 2010, the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, incorporating numerous financial institution regulatory reforms.  Many of these reforms will be implemented over the course of 2011 and beyond through regulations to be adopted by various federal banking and securities regulatory agencies.  The following discussion describes the material elements of the regulatory framework that currently apply.  The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions.  Many of its provisions do not directly impact community-based institutions like the Bank.  For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of  the Bank’s operations.  Provisions that do impact the Bank include the following:

•
FDIC Assessments. The Dodd-Frank Act changes the assessment base for federal deposit insurance from the amount of insured deposits to average consolidated total assets less its average tangible equity.  In addition, it increases the minimum size of the Deposit Insurance Fund (“DIF”) and eliminates its ceiling, with the burden of the increase in the minimum size on institutions with more than $10 billion in assets.

•
Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

•
Interest on Demand Deposits.  The Dodd- Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits, including business transaction and other accounts.

•
Consumer Financial Protection Bureau.  The Dodd-Frank Act centralizes responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

•
Mortgage Lending.  New requirements are imposed on mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

•
Holding Company Capital Levels.  Bank regulators are required to establish minimum capital levels for holding companies that are at least as stringent as those currently applicable to banks.  In addition, all trust preferred securities issued after May 19, 2010 will be counted as Tier 2 capital, but the Company’s currently outstanding trust preferred securities will continue to qualify as Tier 1 capital.

•
De Novo Interstate Branching.  National and state banks are permitted to establish de novo interstate branches outside of their home state, and bank holding companies and banks must be well-capitalized and well managed in order to acquire banks located outside their home state.

•
Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•
Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•
Corporate Governance.  The Dodd-Frank Act includes corporate governance revisions that apply to all public companies, not just financial institutions, including with regard to executive compensation and proxy access to shareholders.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.

Insurance of Accounts, Assessments and Regulation by the FDIC.  Our deposits are insured by the FDIC up to the limits set forth under applicable law, currently $250,000.  We are subject to the deposit insurance assessments of the DIF.  The amount of the assessment is a function of the institution’s risk category, of which there are four, and its assessment base.  An institution’s risk category is determined according to its supervisory ratings and capital levels and is used to determine the institution’s assessment rate.  Beginning April 1, 2011, the assessment base is an institution’s average consolidated total assets less its average tangible equity.

The FDIC is authorized to prohibit any DIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund.  Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action.  The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital.  If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC.  We are aware of no existing circumstances that could result in termination of our deposit insurance.

Payment of Dividends.  We are a legal entity separate and distinct from the Bank and our other subsidiaries.  Virtually all of our cash revenues will result from dividends paid to us by the Bank, which is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings without BFI approval.  As of December 31, 2010, the Bank did not have any accumulated retained earnings.  In addition, the Bank may not declare or pay any dividend if, after making the dividend, the bank would be "undercapitalized," as defined in FDIC regulations.

The FDIC and the state have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the state and the FDIC have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice.

In addition, we are subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect our dividend policies. Regulators have indicated that holding companies should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition.  In addition, the Federal Reserve has issued guidelines that bank holding companies should inform and consult with the Federal Reserve in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure.

The Company is currently subject to a Memorandum of Understanding with the Reserve Bank and the BFI pursuant to which the Company must obtain the prior written approval of the Reserve Bank and the BFI to declare or pay any dividends on its common stock or preferred stock, take dividends or any other form of payment representing a reduction in capital from the Bank or make any payments on its trust preferred securities.

Capital Adequacy.  Both the Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank.  The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies.  The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.  Under the risk-based capital requirements, we and our bank subsidiary are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%.  At least half of the total capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings, qualifying perpetual preferred stock and minority interests in common equity accounts of consolidated subsidiaries, less certain intangibles.  The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance and pretax net unrealized holding gains on certain equity securities.  In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  In summary, the capital measures used by the federal banking regulators are:

•
Total Risk-Based Capital ratio, which is the total of Tier 1 Risk-Based Capital (which includes common shareholders’ equity, trust preferred securities, minority interests and qualifying preferred stock, less goodwill and other adjustments)  and Tier 2 Capital (which includes preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets and other adjustments) as a percentage of total risk-weighted assets,

•	Tier 1 Risk-Based Capital ratio (Tier 1 capital divided by total risk-weighted assets), and
•	the Leverage ratio (Tier 1 capital divided by adjusted average total assets).

Under these regulations, a bank will be:

•
“well capitalized” if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater, a Leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure,

•
“adequately capitalized” if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 4% or greater, and a Leverage ratio of 4% or greater (or 3% in certain circumstances) and is not well capitalized,

•
“undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8%, a Tier 1 Risk-Based Capital ratio of less than 4% (or 3% in certain circumstances), or a Leverage ratio of less than 4% (or 3% in certain circumstances),

•	“significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3%, or a Leverage ratio of less than 3%, or
•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of tangible assets.

In addition, the FDIC may require banks to maintain capital at levels higher than those required by general regulatory requirements.

In late 2010, the Basel Committee on Banking Supervision issued Basel III, a new capital framework for banks and bank holding companies that will impose a stricter definition of capital, with more focus on common equity.  If Basel III is implemented in the United States and becomes applicable to us, the Company and the Bank would likely be subject to higher minimum capital ratios than those to which we are currently subject.

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution (like those contained in the Bank’s Memorandum of Understanding with the FDIC and BFI) could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Additionally, the Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized banks. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to banks in the three “undercapitalized” categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.  A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations.  The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.  The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital.  As of December 31, 2010, the Bank would be considered “well-capitalized” by the FDIC.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements for insured depository institutions and their holding companies.  Under the Collins Amendment to the Dodd-Frank Act, federal regulators were directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis.  These minimum requirements can’t be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of the date that the Dodd-Frank Act was enacted.  These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions.  The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets.  Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013.  The Collins Amendment did not exclude preferred stock issued to the U.S. Treasury through the TARP Capital Purchase Program from Tier 1 capital treatment. Accordingly, the Company’s trust preferred securities and preferred stock issued to the U.S. Treasury through the TARP Capital Purchase Program will continue to qualify as Tier 1 capital as should any preferred stock issued to the U.S. Treasury under the Small Business Lending Fund, if any.

In the fourth quarter of 2010, the Bank entered into the Memorandum of Understanding with the FDIC and BFI that it would maintain a minimum Tier 1 capital to average assets ratio of 8% and a minimum total capital to risk-weighted assets ratio of 11.5%.  At December 31, 2010, the Bank’s Tier 1 risk-based capital ratio was 10.85%, its total risk-based capital ratio was 12.11% and its leverage ratio was 8.76%, compared to 10.06%, 11.33% and 8.24% at December 31, 2009, respectively.  More information concerning our regulatory ratios at December 31, 2010 is included in Note 16 to the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.

Restrictions on Transactions with Affiliates.  Both the Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act.  Section 23A places limits on the amount of:

•	A bank’s loans or extensions of credit, including purchases of assets subject to an agreement to repurchase, to affiliates;
•	A bank’s investment in affiliates;
•	Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	The amount of loans or extensions of credit to third parties collateralized by the securities or debt obligations of affiliates;
•	Transactions involving the borrowing or lending of securities and any derivative transaction that results in credit exposure to an affiliate; and
•	A bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements.  The Bank must also comply with other provisions designed to avoid acquiring low-quality assets from its affiliates.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

On September 30, 2010, the Company sold its headquarters building at the Watkins Centre to the Bank.  This transaction allowed us to repay the outstanding mortgage loan on the building resulting in a reduction of our interest expense and improvement in earnings on a consolidated basis.  The Reserve Bank has determined that the sale of the headquarters building from the Company to the Bank was not permitted under Section 23A of the Federal Reserve Act as the amount of the transaction exceeded 10% of the Bank’s capital stock and surplus.  As a result, the Reserve Bank has directed the Company to take corrective action.  The Company has provided a plan to the Reserve Bank for its approval which provides that the Company will seek to borrow funds to repurchase the building or effect a sale lease-back transaction with a third party.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests.  These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

The Dodd-Frank Act also provides that an insured depository institution may not purchase an asset from, or sell an asset to a bank insider (or their related interests) unless (1) the transaction is conducted on market terms between the parties, and (2) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the insured institution, it has been approved in advance by a majority of the institution’s non-interested directors.

Support of Subsidiary Institutions. Under the Dodd-Frank Act, and previously under Federal Reserve policy, we are required to act as a source of financial strength for our bank subsidiary, Village Bank, and to commit resources to support the Bank.  This support can be required at times when it would not be in the best interest of our shareholders or creditors to provide it.  In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

Incentive Compensation Policies and Restrictions.  In July 2010, the federal banking agencies issued guidance which applies to all banking organizations supervised by the agencies (thereby including both the Company and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

Emergency Economic Stabilization Act of 2008.  In response to unprecedented market turmoil during the third quarter of 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008.  EESA authorized the U.S. Treasury to provide up to $700 billion to support the financial services industry.  Pursuant to the EESA, the U.S. Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”), of which the U.S. Treasury allocated $250 billion to the TARP Capital Purchase Program.

On May 1, 2009, the Company issued preferred stock and a warrant to purchase its common stock to the U.S. Treasury pursuant to the TARP Capital Purchase Program.  The amount of capital raised in that transaction was $14.7 million, approximately three percent of the Company’s risk-weighted assets.  Prior to May 1, 2012, unless the Company has redeemed all such preferred stock or the U.S. Treasury has transferred all such preferred stock to a third party, the consent of the U.S. Treasury will be required for us to, among other things, pay a dividend on the Company’s common stock or repurchase our common stock or outstanding preferred stock except in limited circumstances.  No dividends may be paid on common stock unless dividends have been paid on the preferred stock.  The preferred stock does not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights.  The U.S. Treasury’s preferred stock will also have the right to elect two directors if dividends have not been paid for six periods.  The Company filed a registration statement on Form S-3 covering the warrant as required under the terms of the TARP investment, on May 29, 2009.  The registration statement was declared effective by the SEC on June 16, 2009.

In addition, as long as any obligation remains outstanding to the U.S. Treasury under the TARP Capital Purchase Program, the Company and the Bank must comply in all respects with the executive compensation and corporate governance standards under EESA and the rules and regulations thereunder.  In compliance with such requirements, each of our senior executive officers agreed in writing to accept the compensation standards under the TARP Capital Purchase Program and thereby cap or eliminate some of their contractual or legal rights.

Small Business Jobs and Credit Act of 2010.  In July 2010, the U.S. Congress passed the Small Business Jobs and Credit Act of 2010, which includes as a part thereof, the establishment of a $30 billion Small Business Lending Fund (SBLF).  The SBLF is a fund created by Congress to be used by the U.S. Treasury to make preferred stock investments in banks and bank holding companies that are not on the FDIC’s troubled bank list to stimulate small business lending.  Eligible banks and holding companies with more than $1 billion in assets but less than $10 billion can receive an investment totaling up to 3% of the institutions risk weighted assets less any amount previously invested in the institution by the U.S. Treasury under the CPP.  The size of the investment can be increased to 5% of risk-weighted assets for institutions under $1 billion in total assets.  The U.S. Treasury’s guidelines related to the SBLF permit participants in the CPP (like us) to refinance securities issued to the U.S. Treasury under the CPP.  However, CPP investments would be required to be paid in full since simultaneous participation in the CPP and the SBLF is not permissible.  Dividends will be payable quarterly on the preferred stock issued to the U.S. Treasury under the SBLF, but unlike dividends owed on preferred stock issued to the U.S. Treasury under the CPP, dividends payable on the preferred stock issued under the SBLF will be non-cumulative, meaning that the issuer can miss a regular dividend payment and not have to subsequently make the payment before it pays the next quarterly dividend.  Accordingly, the preferred stock issued under the SBLF will qualify for Tier 1 capital treatment under the more stringent capital standards imposed under the Dodd-Frank Act.  Although dividends on the preferred stock are non-cumulative, the failure to pay dividends causes certain consequences including prohibitions on repurchasing shares of the issuer’s stock or paying dividends on shares of the issuer’s stock that are pari passu or junior to the shares issued to the U.S. Treasury under the SBLF.  The initial dividend rate on the preferred stock issued under the SBLF program will be 5% but is subject to a reduction to as low as 1% during the first four-and-a-half years after the investment depending on the amount of increase in the institution’s small business lending following its issuance of the preferred stock to the U.S. Treasury.   After the initial four-and-a-half year period the rate will increase to 9%.  Under the SBLF, small business lending means lending as defined by and reported in an eligible institutions’ quarterly call report, where each loan comprising such lending is one of the following types:  (i) commercial and industrial loans; (ii) owner-occupied nonfarm, nonresidential real estate loans; (iii) loans to finance agricultural production and other loans to farmers; and (iv) loans secured by farmland.  Loans greater than $10 million or to businesses with more than $50 million in revenue are excluded.  If any part of the loan is guaranteed by a U.S. government agency or enterprise, the guaranteed portion is subtracted from the loan amounts.

The Company is considering participating in the SBLF program.  If we participate, we will do so as part of redeeming the preferred stock that we have sold to the U.S. Treasury under the CPP.  If we decide to participate in the SBLF program and are accepted for participation and the proceeds of the U.S. Treasury’s investment are used to redeem the preferred stock we have previously sold to the U.S. Treasury under the CPP, we will no longer be subject to the above-described restrictions and obligations of the CPP, but, rather, will be subject to the restrictions and obligations of the SBLF program.

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

Gramm-Leach-Bliley Act.  On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law. Gramm-Leach-Bliley permits commercial banks to affiliate with investment banks.  It also permits bank holding companies which elect financial holding company status to engage in any type of financial activity, including securities, insurance, merchant banking/equity investment and other activities that are financial in nature.  The merchant banking provisions allow a financial holding company to make a controlling investment in any kind of company, financial or commercial.  These new powers allow a bank to engage in virtually every type of activity currently recognized as financial or incidental or complementary to a financial activity.  A commercial bank that wishes to engage in these activities is required to be well capitalized, well managed and have a satisfactory or better Community Reinvestment Act rating.  Gramm-Leach-Bliley also allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves.

USA Patriot Act. The USA Patriot Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government activities that may involve money laundering or terrorists’ activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA Patriot Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. Although it does create a reporting obligation and compliance costs, the USA Patriot Act has not materially affected the Bank’s products, services or other business activities.

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

Loans-to-One Borrower. Under applicable laws and regulations the amount of loans and extensions of credit which may be extended by a bank to any one borrower, including related entities, generally may not exceed 15 percent of the sum of the capital, surplus, and loan loss reserve of the institution.

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

Employees

As of December 31, 2010, the Company and its subsidiaries had a total of 198 full-time employees and 17 part-time employees.  None of the Company’s employees are covered by a collective bargaining agreement.  The Company considers its relations with its employees to be good.

Control by Certain Shareholders

The Company has one shareholder who owns 8.37% of its outstanding Common Stock.  As a group, the Board of Directors and the Company’s Executive Officers control 17.06% of the outstanding

Common Stock of the Company as of March 1, 2010.  Accordingly, such persons, if they were to act in concert, would not have majority control of the Bank and would not have the ability to approve certain fundamental corporate transactions or the election of the Board of Directors.

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

ITEM 1A.     RISK FACTORS

An investment in the Company’s common stock is subject to risks inherent to the Company’s business, including the material risks and uncertainties that are described below.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report.  The risks and uncertainties described below are not the only ones facing the Company.  Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial, may also impair the Company’s business operations.  This report is qualified in its entirety by these risk factors.  If any of the following risks adversely affect the Company’s business, financial condition or results of operations, the value of the Company’s common stock could decline significantly and you could lose all or part of your investment.

The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally.

From December 2007 through June 2009, the U.S. economy was in recession.  Business activity across a wide range of industries and regions in the U.S. was greatly reduced.  Although economic conditions have begun to improve, certain sectors, such as real estate, remain weak and unemployment remains high.  Local governments and many businesses are still in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets.  Market conditions also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions.  These failures, as well as projected future failures, have had a significant negative impact on the capitalization level of the Deposit Insurance Fund of the FDIC, which, in turn, has led to a significant increase in deposit insurance premiums paid by financial institutions.  Such conditions could adversely affect the credit quality of the Company’s loans, and the Company’s results of operations and financial condition.  The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent upon on the business environment in the markets where the Company operates.  While general economic conditions in Virginia and the U.S. began to improve in 2010, there can be no assurance that this improvement will continue.

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

As of December 31, 2010, approximately 75% of the Company’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans.  Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.  Further, if repurchase and indemnity demands with respect to the Company’s loan portfolio increase, its liquidity, results of operations and financial condition will be adversely affected.

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

The Bank may not be able to remain well capitalized

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  The Bank meets the criteria to be categorized as a “well capitalized” institution as of December 31, 2010 and 2009.  However, the Bank may not be able to remain well capitalized for various reasons including a change in the mix of assets or a lack of profitability.  When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29.  In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

Declines in value may adversely impact the investment portfolio.

We have not realized any non-cash, other-than-temporary impairment charges during 2010 as a result of reductions in fair value below original cost of any investments in our investment portfolio.  However, we could be required to record future impairment charges on our investment securities if they suffer any declines in value that are considered other-than-temporary.  Considerations used to determine other-than-temporary impairment status to individual holdings include the length of time the stock has remained in an unrealized loss position, and the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent news that would affect expectations for recovery or further decline.

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

If the Company is unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital.

Negative perceptions associated with the Company’s continued participation in the U.S. Treasury’s Capital Purchase Program may adversely affect its ability to retain customers, attract investors and compete for new business opportunities.

Several financial institutions which participated in the TARP Capital Purchase Program (“CPP”) have received approval from the U.S. Treasury to exit the program.  These institutions have, or are in the process of, repurchasing the preferred stock and repurchasing or auctioning the warrant issued to the U.S. Treasury as part of the program.  The Company has not yet requested regulatory approval to repurchase the preferred stock and warrant from the U.S. Treasury.  In order to repurchase one or both securities, in whole or in part, the Company must establish that it has satisfied all of the conditions to repurchase and must obtain the approval of the U.S. Treasury.  There can be no assurance that the Company will be able to repurchase these securities from the U.S. Treasury and the consent of the FDIC.  The Company’s customers, employees and counterparties in its current and future business relationships may draw negative implications regarding the strength of the Company as a financial institution based on its continued participation in the program following the exit of one or more of its competitors or other financial institutions.  Any such negative perceptions may impair the Company’s ability to effectively compete with other financial institutions for business or to retain high performing employees.  If this were to occur, the Company’s business, financial condition and results of operations may be adversely affected, perhaps materially.

Government measures to regulate the financial industry, including the recently enacted Dodd-Frank Act, subject us to increased regulation and could aversely affect us.

As a financial institution, we are heavily regulated at the state and federal levels.  As a result of the financial crisis and related global economic downturn that began in 2007, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices.  In July 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act includes significant changes in the financial regulatory landscape and will impact all financial institutions, including the Company and the Bank.  Many of the provisions of the Dodd-Frank Act have begun to be or will be implemented over the next several months or years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies.  Because the ultimate impact of the Dodd-Frank Act will depend on future regulatory rulemaking and interpretation, we cannot predict the full effect of this legislation on our businesses, financial condition or results of operations.  Among other things, the Dodd-Frank Act and the regulations implemented thereunder could limit debit card interchange fees, increase FDIC assessments, impose new requirements on mortgage lending, and establish more stringent capital requirements on bank holding companies.  As a result of these and other provisions in the Dodd-Frank Act, we could experience additional costs, as well as limitations on the products and services we offer and on our ability to efficiently pursue business opportunities, which may adversely affect our businesses, financial condition or results of operations.

Holders of the TARP preferred stock may, under certain circumstances, have the right to elect two directors to our board of directors.

As of December 31, 2010, we are current on payment of dividends on the TARP preferred stock.  In the event that we fail to pay dividends on the TARP preferred stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting our board of directors will be increased by two.  Holders of the TARP preferred stock, together with the holders of any outstanding parity stock with like voting rights, voting as a single class, will be entitled to elect the two additional members of our board of directors at the next annual meeting (or at a special meeting called for the purpose of electing these directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

We are subject to executive compensation restrictions because of our participation in the CPP, which could limit our ability to recruit and retain executives.

As a participant in the CPP, we are subject to TARP rules and standards governing executive compensation and corporate governance, which generally apply to our Chief Executive Officer, Chief Financial Officer and the next three most highly compensated employees (together, our “senior executive officers”), as well as a number of other employees.  The standards include (i) a requirement to recover any bonus payment to senior executive officers and certain other employees if payment was based on materially inaccurate financial statements or performance metric criteria; (ii) a prohibition on making any golden parachute payments to senior executive officers and certain other employees; (iii) a prohibition on paying or accruing any bonus payment to our most highly compensated employee, subject to limited exceptions; (iv) a prohibition on maintaining any plan for senior executive officers that encourage such officers to take unnecessary and excessive risks that threaten the Company’s value; (v) a prohibition on maintaining any employee compensation plan that encourages the manipulation of reported earnings to enhance the compensation of any employee; and (vi) a prohibition on providing tax gross-ups to senior executive officers and other employees.  These restrictions and standards could limit our ability to recruit and retain executives.  If we lose the services of our key personnel, or are unable to attract additional qualified personnel, our operations may be disrupted and our businesses, financial condition and results of operations may be adversely impacted.

We are subject to Memorandums of Understanding with our regulators, which will require us to dedicate a significant amount of resources and which could otherwise adversely affect us.

In December 2010, the Bank entered into a Memorandum of Understanding with the FDIC and the BFI; in February 2011, the Company entered into an additional Memorandum of Understanding with the Federal Reserve and the BFI.  Among other things, the Memorandums of Understanding require us to develop and submit plans to reduce improve our loan portfolio, reducing our commercial real estate concentration, maintain an appropriate allowance for loan losses, review our management performance, and correct certain violations of law.  In particular, the Company must take corrective action regarding the Company’s sale of its headquarters building at the Watkins Centre to the Bank, which the Reserve Bank has determined was not permitted under Section 23A of the Federal Reserve Act.  This transaction had allowed the Company to repay the outstanding mortgage loan on the building, thereby reducing interest expense and increasing earnings on a consolidated basis; as a result, any corrective action could have an adverse impact on the Company’s results of operations.  The Company has provided a plan to the Federal Reserve which provides that the Company will seek to borrow funds to repurchase the building or effect a sale lease-back transaction with a third party, but cannot know at this time what corrective measure will be taken or what the impact will be.  In addition, the Memorandums of Understand require us to limit asset growth to no more than 5% per year and maintain certain capital ratios higher than those required to be considered “well capitalized.”  The Company has also agreed not to declare or pay and dividends on common stock or preferred stock, including the TARP preferred, or make any payments on its trust preferred securities.

While subject to the Memorandums of Understanding, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with the terms.  In addition, certain provisions of the Memorandums of Understanding described above could adversely impact the Company’s businesses and results of operations.

There is also no guarantee that we will successfully address our regulators’ concerns in the Memorandums of Understanding or that we will be able to comply with it.  If we do not comply with the Memorandums of Understanding, we could be subject to further regulatory enforcement actions.

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

The FDIC insures deposits at FDIC-insured financial institutions, including Village Bank.  The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level.  Current economic conditions have increased bank failures and expectations for further failures, which may result in the FDIC making more payments from the Deposit Insurance Fund and, in connection therewith, raising deposit premiums.  In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000, which may result in even larger losses to the Deposit Insurance Fund.  These developments have caused an increase to our assessments, and the FDIC may be required to made additional increases to the assessment rates and levy additional special assessments on us.  Higher assessments increase our non-interest expense.  The FDIC also instituted that non-interest bearing transactional accounts at institutions participating in the Transaction Account Guarantee Program are currently fully insured (unlimited coverage).  These programs have placed additional stress on the Deposit Insurance Fund.

In February 2011, the FDIC finalized a rule that increases premiums paid by insured institutions and makes other changes to the assessment system.  The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance.  If there are additional bank or financial institution failures the Company may be required to pay even higher FDIC premiums than the recently increased levels.  Any future increases or required prepayments of FDIC insurance premiums may adversely impact its earnings.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

Our executive and administrative offices are owned by the Bank and are located at 15521 Midlothian Turnpike, Midlothian, Virginia 23113 in Chesterfield County where an 80,000 square foot corporate headquarters and operations center was opened in August 2008.  The Bank currently occupies approximately forty percent of the space, which includes a full service branch location.  The Bank leases the other portions to unrelated parties.  In addition to the branch, the Bank’s wholly-owned subsidiary, Village Bank Mortgage Corporation, also leases space in the building.

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

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
      MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of the Company’s common stock trade on the Nasdaq Capital Market under the symbol “VBFC”.  The high and low prices of shares of the Company’s common stock for the periods indicated were as follows:

	High	Low
2009
1st quarter	$5.00	$3.77
2nd quarter	4.95	4.12
3rd quarter	5.98	3.85
4th quarter	4.43	2.01

2010
1st quarter	$5.00	$2.02
2nd quarter	4.24	2.82
3rd quarter	2.90	1.40
4th quarter	1.98	1.40

Dividends

The Company has not paid any dividends on its common stock.  We intend to retain all of our earnings to finance the Company’s operations and we do not anticipate paying cash dividends for the foreseeable future.  Any decision made by the Board of Directors to declare dividends in the future will depend on the Company’s future earnings, capital requirements, financial condition and other factors deemed relevant by the Board.  Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s regulatory agencies.  Such dividends are limited to the Bank’s accumulated retained earnings.  The Federal Reserve has issued guidelines that bank holding companies should inform and consult with the Federal Reserve in advance of declaring or paying a dividend that exceeds earnings for the period (e.g. .quarter) for which the dividend is being paid or that could result in a material adverse charge to the organization’s capital structure. _In addition, for as long as the U.S. Treasury holds shares of our preferred stock, the consent of the U.S. Treasury will be required prior to the payment of any dividends on our common stock.

We also are subject to a memorandum of understanding with the Federal Reserve Bank of Richmond that we will not pay dividends on our preferred stock, including our Series A preferred Stock, trust preferred securities or common stock without the prior consent of the Federal Reserve Bank of Richmond.  Recent supervisory guidance from the Federal Reserve indicates that Capital Purchas Program recipients that are experiencing financial difficulties generally should eliminate, reduce or defer dividends on Tier 1 capital instruments, including trust preferred, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries.

Holders

At March 4, 2011, there were approximately 1,726 holders of record of Common Stock.

For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities

The Company did not repurchase any of its Common Stock during the fourth quarter of 2010.

Performance Graph

The following graph shows the yearly percentage change in the Company’s cumulative total shareholder return on its common stock from December 31, 2005 to December 31, 2010 compared with the NASDAQ Composite Index and peer group indexes based on asset size.

Total Return Performance
Index Value
140
120
100
80
60
40
20
0
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
Village Bank and Trust Financial Corp.
NASDAQ Composite
SNL Bank $250M-$500M
SNL Bank $500M-$1B

		Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Village Bank and Trust Financial Corp.	100.00	110.51	83.27	35.02	18.15	11.60
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank $250M-$500M	100.00	104.48	84.92	48.50	44.89	50.24
SNL Bank $500M-$1B	100.00	113.73	91.14	58.40	55.62	60.72

ITEM 6.       SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company’s audited financial statements for the five years ended December 31, 2010.  This information should be read in conjunction with the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated statements and notes thereto.

	Year Ended December 31,
	2010	2009(1)	2008	2007	2006
Balance Sheet Data
At year-end
Assets	$591,779,215	$601,993,355	$572,407,993	$393,263,999	$291,217,760
Loans, net of unearned income	453,866,801	467,568,547	470,722,286	327,343,013	241,051,025
Investment securities	53,597,174	54,857,211	24,300,962	13,711,399	12,787,644
Goodwill	-	-	7,422,141	689,108	689,108
Deposits	499,012,193	498,285,124	466,232,043	339,297,258	253,309,881
Borrowings	41,679,430	52,593,521	57,726,898	24,736,569	9,859,265
Stockholders' equity	48,320,194	47,848,091	46,162,574	26,893,299	25,644,115
Number of shares outstanding	4,238,416	4,230,628	4,229,372	2,575,985	2,562,088

Average for the year
Assets	603,760,108	600,034,107	442,604,327	337,750,179	246,562,178
Stockholders' equity	49,801,210	56,089,455	31,067,165	27,798,307	22,278,897
Weighted average shares outstanding	4,237,735	4,230,462	3,013,175	2,569,529	2,269,092

Income Statement Data
Interest income	$30,181,838	$33,195,973	$29,072,146	$25,665,235	$19,019,111
Interest expense	10,885,413	16,407,679	15,969,783	13,806,715	8,786,600
Net interest income	19,296,425	16,788,294	13,102,363	11,858,520	10,232,511
Provision for loan losses	4,842,000	13,220,000	2,005,633	1,187,482	796,006
Noninterest income	10,990,667	8,285,100	4,184,727	2,666,956	2,482,793
Goodwill impairment	-	7,422,141	-	-	-
Noninterest expense	23,303,156	20,915,735	14,572,271	11,821,232	9,817,089
Income tax expense (benefit)	711,627	(3,879,386)	241,097	515,699	702,990
Net income (loss)	1,430,309	(12,605,096)	468,089	1,001,063	1,399,219
Preferred stock dividends and
amortization of discount	881,402	590,151	-	-	-
Net income (loss) available to
common shareholders	$548,907	$(13,195,247)	$468,089	$1,001,063	$1,399,219

Per Share Data
Earnings (loss) per share - basic	$0.13	$(3.12)	$0.16	$0.39	$0.62
Earnings (loss) per share - diluted	$0.13	$(3.12)	$0.16	$0.37	$0.59
Book value at year-end	$7.87	$7.81	$10.91	$10.44	$10.01

Performance Ratios
Return on average assets	0.24%	(2.10)%	0.11%	0.30%	0.57%
Return on average equity	2.87%	(22.47)%	1.51%	3.60%	6.28%
Net interest margin(2)	3.57%	3.13%	3.27%	3.80%	4.48%
Efficiency(3)	76.94%	83.42%	84.30%	81.38%	77.21%
Loans to deposits	90.95%	93.84%	100.96%	96.48%	95.16%
Equity to assets	8.17%	7.95%	8.06%	6.84%	8.81%

Asset Quality Ratios
ALLL to loans at year-end	1.61%	2.25%	1.29%	1.06%	1.06%
ALLL to nonaccrual loans	35.98%	40.61%	71.05%	134.20%	91.12%
Nonperforming assets to total assets	5.47%	6.17%	2.00%	0.73%	0.96%
Nonperforming loans to total loans	7.13%	7.95%	2.43%	0.87%	1.16%
Net charge-offs to average loans	1.74%	1.83%	0.49%	0.10%	0.08%

(1) Certain December 31, 2009 amounts have been revised. See Note 2 to the consolidated financial statements.
(2) Net interest margin is computed by dividing net interest income for the period by average interest earning assets.
(3) Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The goodwill impairment write-off is excluded in 2009 from noninterest expense.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

•
the risks of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•	changes in assumptions underlying the establishment of allowances for loan losses, and other estimates;
•
changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, soundness of other financial institutions we do business with;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	changes in operations of Village Bank Mortgage Corporation as a result of the activity in the residential real estate market;
•
legislative and regulatory changes, including the Financial Reform Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverages;

•
exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;

•	the effects of future economic, business and market conditions;
•	governmental monetary and fiscal policies;
•	changes in accounting policies, rules and practices;
•	maintaining capital levels adequate to remain well capitalized;
•	reliance on our management team, including our ability to attract and retain key personnel;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by us;
•	changing trends in customer profiles and behavior; and
•	other factors described from time to time in our reports filed with the SEC.

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

Although we endeavor to minimize the credit risk inherent in the Company’s loan portfolio, we must necessarily make various assumptions and judgments about the collectability of the loan portfolio based on our experience and evaluation of economic conditions.  If such assumptions or judgments prove to be incorrect, the current allowance for loan losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income.  Over the last two years, the Company has recorded record provisions for loan losses due primarily to loans collateralized by real estate located in its principal market area.

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

Effect of Economic Trends

The twelve months ended December 31, 2010 continue to reflect the tumultuous economic conditions which have negatively impacted the liquidity and credit quality of financial institutions in the United States.  Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions.  Financial institutions have experienced significant declines in the value of collateral for real estate loans, heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures. In addition, hundreds of financial institutions failed or merged with other institutions during 2008, 2009, and 2010, and two of the government sponsored housing enterprises were placed into conservatorship with the U.S. Government in 2008.

Liquidity in the debt markets remains low in spite of efforts by Treasury and the Federal Reserve to inject capital into financial institutions.  The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

The Treasury Department, the FDIC and other governmental agencies continue to enact rules and regulations to implement the EESA, the TARP, the Recovery Act and related economic recovery programs, many of which contain limitations on the ability of financial institutions to take certain actions or to engage in certain activities if the financial institution is a participant in the CPP or related programs.  Future regulations, or enforcement of the terms of programs already in place, may require financial institutions to raise additional capital and result in the conversion of preferred equity issued under TARP or other programs to common equity.  There can be no assurance as to the actual impact of the EESA, the SBLF, the Dodd-Frank Act or any other governmental program on the financial markets.

The weak economic conditions are expected to continue into 2011.  Financial institutions likely will continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures.  In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators.  These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive.  As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

Results of Operations

The following presents management’s discussion and analysis of the financial condition of the Company at December 31, 2010 and 2009, and results of operations for the Company for the years ended December 31, 2010, 2009 and 2008.  This discussion should be read in conjunction with the Company’s audited Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

Income Statement Analysis

Summary

We recorded net income of $1,430,000 and $548,907 net income available to common shareholders, or $0.13 per fully diluted share, in 2010, compared to a net loss of $12,605,000 and a net loss of $13,195,247, or $3.12 per fully diluted share, in 2009, and net income of $468,000, or $0.16 per fully diluted share, in 2008.  The increase in earnings in 2010 is attributable to the increase in our net interest margin, from 3.13% for 2009 to 3.57% for 2010, as well as a decrease in the provision for loan losses of $8,378,000, from $13,220,000 in 2009 to $4,842,000 in 2010.  The increase in our net interest margin is attributable to a significant decline in our cost of funds which declined from 3.27% for the year ended 2009 to 2.15% for the year ended 2010.  The decrease in the provision for loan losses is due to a slowing of the deterioration of asset quality.  We started recording large provisions for loan losses in February 2009 which continued through the end of 2009.  However, although provisions for loan losses are down from 2009 levels, they are still at historic highs as the poor economy continues to have an affect on asset quality.

At the beginning of 2010, our expectations for the business environment were as follows:

•	The economy would remain depressed and, as this continued to have an effect on our borrowers, we could see an increase in nonperforming assets.
•	Loan demand would not be strong.
•	Interest rates would remain at historic lows.
•	It would be very difficult for us to access the capital markets to increase our capital.

Based on these expectations, our business strategy was to restrict our growth, focus on managing nonperforming assets, and to reprice and/or restructure our deposits and borrowings to reduce our overall cost of funds.  Given an inability to raise capital, we also wanted to restructure our balance sheet to reduce our risk-weighted assets thereby improving our capital ratios.  This strategy had the following results:

•
Our total assets at year-end 2010 amounted to $591,779,000, a $10,214,000 decline from total assets of $601,993,000 at the end of 2009.  In addition, as loan demand remained weak, we were able to restructure the make-up of our assets to lower risk-weighted assets for regulatory purposes thereby improving our total risk-weighted asset ratio for the Bank from 11.29% at the end of 2009 to 12.11% at the end of 2010.  We lowered our risk-weighted assets primarily by purchasing investment securities with risk weightings of 0% or 20%.

•
As expected, nonperforming assets increased in the first half of 2010 as the economy remained depressed, reaching a high of $45,329,000, or 7.5% of total assets, at May 31, 2010 from $37,192,000, or 6.2% of total assets, at December 31, 2009.  However, as a result of our focus on managing nonperforming assets, we were able to reduce their amount to $32,352,000, or 5.5% of total assets, at December 31, 2010.
•
The cost of funds declined from 3.27% for 2009 to 2.15% for 2010 resulting in an improvement in our net interest margin from 3.13% for 2009 to 3.57% for 2010.  The decline in our cost of funds was a result of being able to reprice maturing long term certificates of deposit at the low interest rates in 2010.

The results of our strategy coupled with a somewhat improving economy had a significant effect on our profitability.  The Company had net income of $1,430,000 in 2010 as compared to a net loss of $12,605,000 in 2009, including a goodwill impairment charge of $7,422,141, and net income of $468,000 in 2008.  Our net interest income increased from $16,788,000 in 2009 to $19,296,000 in 2010.  Additionally, the provision for loan losses declined from $13,220,000 in 2009 to $4,842,000 in 2010.

Notwithstanding this improvement in profitability, the economy continued to affect our results.  Prior to 2009, much of our internal growth was driven by lending on real estate.  As a result, the material decline in real estate values experienced in 2009 and 2010 had a significant adverse effect on the growth and profitability of the Company.  At December 31, 2010, 90.5% of our loan portfolio was collateralized by real estate.  Declines in real estate values can reduce projected cash flows from commercial properties and the ability of borrowers to use home equity to support borrowings and increase the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default.  In addition, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions.

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

Net interest income

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

Net interest income increased to $19,296,000 in 2010 from $16,788,000 in 2009 and $13,102,000 in 2008.  In 2010 we experienced a turnaround in the decline of our net interest margin, which increased from 3.13% in 2009 to 3.57% in 2010.  This increase in net interest margin is directly attributable to a decline of 1.22% in the average rate paid on deposits, from 3.20% in 2009 to 1.98% in 2010.  With interest rates remaining at historic lows the last two years, we have been able to reduce the rate paid on deposits as well as increase our noninterest-bearing deposits.

For the two years prior to 2010, net interest income as a percentage of average assets steadily declined, from 3.5% in 2007 to 3.0% in 2008 and to 2.8% in 2009.  The growth in net interest income had not kept pace with the growth of the Company.  This was attributable to a declining net interest margin, from 3.80% in 2007 to 3.27% in 2008 and to 3.13% in 2009.  This declining net interest margin resulted from declines in short-term interest rates that started in 2007 and continued into 2008.  A significant portion of our loan portfolio, the primary source of revenue to Village Bank, has interest rates that adjust according to the direction of short-term interest rates.  Accordingly, as short-term rates were reduced by the Federal Reserve, the income from our loan portfolio was reduced.  While the reduction of short-term interest rates also reduced the rates we pay on deposits, our largest expense, the reduction in interest rates paid on deposits was slower than the reduction of interest rates on our loan portfolio as our deposits generally do not reprice as quickly as our loans.  Consequently, our net interest income, the primary source of our earnings, was negatively impacted as short-term interest rates were reduced by the Federal Reserve.

In 2009, average interest-earning assets grew significantly by $135,350,000, or 34%.  This increase in interest-earning assets was due primarily to the growth of our loan portfolio.  In 2010, average interest-earning assets increased by only $4,535,000, or 0.8%.  This lack of growth in average interest-earning assets in 2010 was due to our minimal growth strategy as discussed previously.  While the amount of interest-earning assets remained flat in 2010, the average yield on interest-earning assets decreased to 5.59% in 2010 from 6.19% in 2009 and 7.26% in 2008.  This decline in the average yield on interest-earning assets reflects the impact of the recessionary economy.  First, loans with higher interest rates in many cases have paid off or defaulted.  Second, we have decreased rates to some loan customers to better reflect the current interest rate environment and in some limited cases to facilitate workouts on nonperforming loans.  And third, the lost interest on nonaccrual loans amounted to $1,242,000 in 2010 which reduced the yield on interest-earning assets by .22% (22 basis points).

Our average interest-bearing liabilities increased by $5,277,000, or 1.05%, in 2010 and by $120,065,000, or 31%, in 2009.  The significant increase in average interest-bearing liabilities in 2009 was due to growth in average deposits of $111,034,000.  The lack of growth in 2010 reflects our strategy of reducing the rates paid on interest-bearing deposits and borrowings discussed previously.  The average cost of interest-bearing liabilities decreased to 2.15% in 2010, from 3.27% in 2009 and 4.18% in 2008.  The significant decrease in our cost of funds in 2010 and 2009 was a result of decreases in short-term interest rates by the Federal Reserve in 2007 and 2008 which remained at historic lows through 2010.  See “Interest rate sensitivity” on page 50 for further discussion of the repricing of assets and liabilities.

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

Average Balance Sheets
(In thousands)

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
		Interest			Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$35,214	$2,235	6.35%	$47,607	$2,959	6.22%	$39,275	$2,034	5.18%
Real estate - residential	97,533	6,522	6.69%	89,386	5,802	6.49%	61,416	5,291	8.62%
Real estate - commercial	253,409	16,111	6.36%	230,621	15,591	6.76%	160,019	10,968	6.85%
Real estate - construction	66,222	2,593	3.92%	99,103	6,038	6.09%	105,732	8,965	8.48%
Consumer	10,987	786	7.15%	10,642	788	7.40%	7,779	657	8.45%
Gross loans	463,365	28,247	6.10%	477,359	31,178	6.53%	374,221	27,915	7.46%
Investment securities	36,066	1,087	3.01%	33,174	1,458	4.40%	12,125	699	5.76%
Loans held for sale	16,820	793	4.71%	10,305	533	5.17%	3,721	225	6.05%
Federal funds and other	24,157	55	0.23%	15,034	27	0.18%	10,455	233	2.23%
Total interest earning assets	540,408	30,182	5.59%	535,872	33,196	6.19%	400,522	29,072	7.26%
Allowance for loan losses	(9,722)			(8,367)			(4,309)
Cash and due from banks	13,103			15,998			8,179
Premises and equipment, net	27,630			27,880			23,951
Other assets	32,341			28,651			14,261
Total assets	$603,760			$600,034			$442,604

Interest bearing deposits
Interest checking	34,521	336	0.97%	26,530	443	1.67%	$12,735	$159	1.25%
Money market	98,762	1,077	1.09%	69,267	1,242	1.79%	28,215	561	1.99%
Savings	10,081	80	0.79%	7,009	85	1.21%	6,891	193	2.80%
Certificates	315,205	7,604	2.41%	347,698	12,664	3.64%	291,629	13,435	4.61%
Total deposits	458,569	9,097	1.98%	450,504	14,434	3.20%	339,470	14,348	4.23%
Borrowings
Long-tern debt - trust
preferred securities	8,764	346	3.95%	8,764	392	4.47%	8,764	508	5.80%
FHLB advances	28,425	864	4.22%	26,348	970	4.22%	20,620	834	4.22%
Other borrowings	11,473	578	1.77%	16,337	612	1.77%	13,034	280	1.77%
Total interest bearing liabilities	507,231	10,885	2.15%	501,953	16,408	3.27%	381,888	15,970	4.18%
Noninterest bearing deposits	44,495			39,626			27,657
Other liabilities	2,233			2,366			1,992
Total liabilities	553,959			543,945			411,537
Equity capital	49,801			56,089			31,067
Total liabilities and capital	$603,760			$600,034			$442,604

Net interest income before
provision for loan losses		$19,297			$16,788			$13,102
Interest spread - average yield
on interest earning assets,
less average rate on
interest bearing liabilities			3.44%			2.93%			3.08%
Net interest margin
(net interest income
expressed as a percentage
of average earning assets)			3.57%			3.13%			3.27%

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

Rate/Volume Analysis
(In thousands)

	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans	$(291)	$(2,380)	$(2,671)	$6,333	$(2,762)	$3,571
Investment securities	142	(513)	(371)	879	(120)	759
Fed funds sold and other	19	9	28	187	(393)	(206)
Total interest income	(130)	(2,884)	(3,014)	7,399	(3,275)	4,124

Interest expense
Deposits
Interest checking	279	(385)	(106)	217	66	283
Money market accounts	(2,066)	1,902	(164)	731	(48)	683
Savings accounts	(24)	19	(5)	3	(110)	(107)
Certificates of deposit	(1,097)	(3,965)	(5,062)	8,613	(9,386)	(773)
Total deposits	(2,908)	(2,429)	(5,337)	9,564	(9,478)	86
Borrowings
Long-term debt	-	(46)	(46)	-	(116)	(116)
FHLB Advances	87	(193)	(106)	201	(65)	136
Other borrowings	(34)	-	(34)	332	-	332
Total interest expense	(2,854)	(2,668)	(5,523)	10,097	(9,659)	438

Net interest income	$2,725	$(216)	$2,509	$(2,698)	$6,384	$3,686

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

Profitability had been negatively impacted by historic provisions for loan losses the last three years.  The provision for loan losses increased from $2,006,000 in 2008 to $13,220,000 in 2009 and down to $4,342,000 in 2010.  Prior to 2008, the largest provision we recorded was $1,187,000 in 2007.  The significant provisions for loan losses the last three years reflect the impact of the recessionary economy and borrowers’ ability to repay loans.  The decrease in the provision for loans losses in 2010 reflects management’s recognition of higher provisions in previous periods attributable to the Bank’s nonperforming assets and the decline in loans outstanding.  However, overall asset quality continues to be a concern as there continues to be uncertainty in the economy and the level of nonperforming assets remains significant.  We believe there is reason for optimism regarding our current asset quality however, as the amount of nonperforming assets declined by 13% in 2010 from 2009.  The deterioration in asset quality has occurred primarily in loans secured by real estate, which represent 91% of our total loan portfolio at December 31, 2010.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, and gains and losses on sale of mortgage loans and securities held for sale.  Over the last three years the most significant noninterest income item has been gain on loan sales generated by Village Bank Mortgage, representing 57% in 2008, 70% in 2009 and 63% in 2010 of total noninterest income.  Noninterest income amounted to $4,185,000 in 2008, $8,285,000 in 2009 and $10,991,000 in 2010.

The increase in noninterest income in 2010 of $2,706,000 is primarily attributable to an increase in gain on sale of loans of $1,176,000, and gains on the sale of assets (land behind one of our branches and sales and calls of investment securities available for sale) of $1,012,000.  The increased gain on sale of loans resulted from an increase in loan production by our mortgage company, from $252 million in 2009 to $285 million in 2010.  Despite the depressed economic conditions in 2010, our mortgage banking subsidiary has experienced a significant increase in loan production as a result of the addition of a loan production office in Northern Virginia as well as improved performance from some of our existing loan originators.  We expect the mortgage company to continue to increase loan production in 2011 as we have been able to attract new loan officers with successful track records.

The increase in noninterest income in 2009 of $4,100,000 is primarily attributable to an increase in gain on sale of loans of $3,447,000 and increased service charges and fees on transactional deposit accounts of $452,000.  The gain on sale of loans resulted from an increase in loan production by our mortgage company from $100 million in loan closings in 2008 to $252 million in 2009.

Noninterest expense

Noninterest expense includes all expenses of the Company with the exception of interest expense on deposits and borrowings, provision for loan losses and income taxes.  Some of the primary components of noninterest expense are salaries and benefits, and occupancy and equipment costs.  Over the last three years, the most significant noninterest expense item has been salaries and benefits, representing 55%, 50% and 53% of noninterest expense (excluding the write-off of goodwill in 2009) in 2008, 2009 and 2010, respectively.  Noninterest expense increased from $14,572,000 in 2008, to $28,338,000 in 2009 and decreased to $23,303,000 in 2010.  In 2009 the write-off of all goodwill of $7,422,141 was included in noninterest expense.  This was a one time expense as we no longer have any goodwill.

The decrease in noninterest expense of $5,035,000 in 2010 resulted from the goodwill write-off of $7,422,000 in 2009. Not taking the goodwill write-off into consideration noninterest expense increased by $2,387,000.  The increase resulted primarily from increases in salaries and benefits of $1,861,000 and other real estate owned expenses of $218,000.

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

Income taxes

Applicable income tax expense on 2010 earnings amounted to $712,000, resulting in an effective tax rate of 33.2%, compared with an income tax benefit of $(3,879,000), or 23.5%, in 2009 and $241,000, or 34.0%, in 2008. The effective tax rate in 2010 and 2008 are comparable.  The effective tax rate of the benefit in 2009 was lower due to the non-deductibility of the goodwill impairment charge of $7,422,000 offset by the recognition of a net operating loss carryforward of $1,546,000 related to the acquisition of River City Bank.

Management has assessed the realization of deferred tax assets, and believes that the generation of future taxable income during the periods in which those temporary differences become deductible will be sufficient to realize those assets.  Accordingly, no valuation allowance related to deferred tax assets is needed.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Bank recorded a franchise tax expense of $358,000, $355,000 and $180,000 for 2010, 2009 and 2008, respectively.

Balance Sheet Analysis

Investment securities

At December 31, 2010 and 2009, all of our investment securities were classified as available-for-sale.  Investment securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value.  Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity.  Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or, the maturity of such instruments and thus believes that any impairment in value is interest rate related and therefore temporary.  Available for sale securities included net unrealized losses of $397,000 at December 31, 2010 and net unrealized gains of $97,000 at December 31, 2009.  As of December 31, 2010, management does not have the intent to sell any of the securities classified as available for sale and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

Sales and calls of investment securities increased from $15,373,000 in 2009 to $51,123,000 in 2010.  This increase was attributable to calls on higher interest rate securities as well as sales of securities to realize gains in value.

The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(Dollars in thousands)

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
December 31, 2010
US Treasuries
One to five years	$28,000	$28,017	$-	$28,017	0.22%

US Government Agencies
Five to ten years	3,000	3,000	(111)	2,889	2.00%

Mortgage-backed securities
One to five years	686	703	21	724	4.90%
More than ten years	14,410	14,796	33	14,829	2.86%
Total	15,096	15,499	54	15,553	5.39%

Municipals
More than ten years	6,000	6,060	(337)	5,723	4.69%

Other investments
More than ten years	1,418	1,418	(3)	1,415	0.69%

Total investment securities	$53,514	$53,994	$(397)	$53,597	2.31%

			Unrealized	Estimated
	Par	Amortized	Gain	Fair	Average
	Value	Cost	(Loss)	Value	Yield
December 31, 2009
US Government Agencies
One to five years	$9,000	$9,315	$(66)	$9,249	2.32%
Five to ten years	3,000	3,029	32	3,061	4.50%
More than ten years	34,250	35,284	75	35,359	5.22%
Total	46,250	47,628	41	47,669	4.61%

Mortgage-backed securities
One to five years	389	435	(37)	398	4.40%
Five to ten years	471	471	29	500	5.24%
More than ten years	3,141	3,227	53	3,280	5.53%
Total	4,001	4,133	45	4,178	5.39%

Municipals
More than ten years	1,000	1,026	1	1,027	5.28%

Other investments
More than five years	2,000	1,973	10	1,983	5.65%

Total investment securities	$53,251	$54,760	$97	$54,857	4.72%
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

The Company’s real estate loan portfolios, which represent approximately 90% of all loans, are secured by mortgages on real property located principally in the Commonwealth of Virginia.  Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral.  The Company’s commercial loan portfolio represents approximately 7% of all loans.  Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $2.5 million.  Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property.  The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.  The remainder of our loan portfolio is in consumer loans which represent 3% of the total.

The following tables present the composition of our loan portfolio at the dates indicated and maturities of selected loans at December 31, 2010.

Loan Portfolio, Net
(In thousands)

	December 31,
	2010	2009	2008	2007	2006

Commercial	$31,706	$39,576	$52,438	$23,152	$17,889
Real estate - residential	103,386	93,657	84,612	51,281	36,408
Real estate - commercial	261,517	240,830	220,400	140,176	100,039
Real estate - construction	45,220	81,688	103,161	106,556	80,324
Consumer	11,414	11,609	10,307	6,611	6,730

Total loans	453,243	467,360	470,918	327,776	241,390
Deferred loan cost (unearned
income), net	624	209	(196)	(433)	(339)
Less: Allowance for loan losses	(7,312)	(10,522)	(6,059)	(3,469)	(2,553)

Total loans, net	$446,555	$457,047	$464,663	$323,874	$238,498

Maturities of Selected Loans
December 31, 2010
(In thousands)

		Fixed Rate			Variable Rate
	Within	1 to 5	After		1 to 5	After		Total
	1 Year	Years	5 Years	Total	Years	5 Years	Total	Maturities

Commercial	$9,814	$14,680	$6,883	$21,563	$329	$-	$329	$31,706
Real estate
Residential	61,141	8,768	32,145	40,913	1,204	128	1,332	103,386
Commercial	41,112	68,205	113,689	181,894	30,146	8,365	38,511	261,517
Construction	15,155	20,781	7,944	28,725	1,340	-	1,340	45,220

Allowance for loan losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio.  An allowance for loan losses is established through a provision for loan losses based upon an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.

The level of the allowance for loan losses is determined by an ongoing detailed analysis of risk and loss potential within the portfolio as a whole.  Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by an independent firm and bank regulators.

The overall allowance for loan losses is equivalent to 1.61% of total loans net of deferred fees.  The schedule below, Allocation of the Allowance for Loan Losses, reflects the pro rata allocation by the different loan types.  The methodology as to how the allowance was derived is a combination of specific allocations and percentage allocations of the unallocated portion of the allowance for loan losses, as discussed below.  The Company has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Company to allocate the composition of the allowance for loan losses by types of loans.

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

The unallocated reserve is maintained to absorb risk factors outside of the general and specific reserves.  To arrive at the unallocated reserve, the loan portfolio is “shocked” or downgraded by a certain percentage based on management’s subjective assessment of the state of the economy.  The current depressed economy resulted in an increase in the percentage downgrade of the loan portfolio.

The allowance for loan losses was $7,312,000, $10,522,000 and $6,059,000 at December 31, 2010, 2009 and 2008, respectively.  The ratio of the allowance for loan losses to gross loans was 1.61% at December 31, 2010, 2.25% at December 31, 2009, and 1.29% December 31, 2008.  The allowance for loan losses as a percentage of net loans declined in 2010 to 1.61% primarily as a result of the significant charge-offs recognized during the year for which specific provisions for loan losses had been previously provided as well as improving asset quality.  The increase in the allowance for loan losses in 2009 reflects a higher level of problem loans, management’s concern about the uncertainty in the economy and the nationwide credit crisis that started in 2008.  We believe the amount of the allowance for loan losses at December 31, 2010 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Year Ended December 31,
	2010	2009	2008	2007	2006

Beginning balance	$10,522	$6,059	$3,469	$2,553	$1,931
Provision for loan losses	4,842	13,220	2,006	1,187	796
Charge-offs
Commercial and industrial	(183)	(1,273)	(468)	(31)	(183)
Real estate - residential	(106)	-	(202)	(120)	-
Real estate - commercial	(2,979)	(783)	(96)	-	-
Real estate - construction	(4,892)	(5,779)	(1,475)	(66)	-
Consumer	(206)	(932)	(2)	(54)	(72)
	(8,366)	(8,767)	(2,243)	(271)	(255)
Recoveries
Commercial and industrial	2	-	7	-	-
Real estate - residential	-	-	2	-	-
Real estate - commercial	128	-	-	-	74
Real estate - construction	101	3	395	-	-
Consumer	83	7	19	-	7
	314	10	423	-	81
Net charge-offs	(8,052)	(8,757)	(1,820)	(271)	(174)
Acquisition of River City Bank	-	-	2,404	-	-

Ending balance	$7,312	$10,522	$6,059	$3,469	$2,553

Loans outstanding at end of year(1)	$453,867	$467,569	$470,722	$327,343	$241,051
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of year	1.61%	2.25%	1.29%	1.06%	1.06%

Average loans outstanding for the year(1)	$463,365	$477,359	$374,221	$284,423	$205,978
Ratio of net charge-offs to average loans
outstanding for the year	1.74%	1.83%	0.49%	0.10%	0.08%

(1) Loans are net of unearned income.

Charge-offs decreased slightly from $8,767,000 in 2009 to $8,366,000 in 2010.  Charge-offs continue to be primarily attributable to loans for real estate acquisition, development and construction in Chesterfield County, our primary lending market.  The elevated charge-off levels experienced in the last two years warrant the heightened level of provisioning in 2009 and 2010 and justify management’s use of a higher historical charge-off factor when considering the losses currently inherent in the loan portfolio during the calculation of the allowance for loan losses.  However, given the minimal loan growth the last two years and the aging of the current loan portfolio, we believe that charge-offs in 2011 should decline from the levels experienced in the last two years.

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

Allocation of the Allowance for Loan Losses
(In thousands)

	December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006
	Total	%	Total	%	Total	%	Total	%	Total	%

Commercial	$819	11.2%	$710	6.7%	$1,664	27.5%	$479	13.8%	$377	14.8%
Real estate
Residential	1,090	14.9%	1,515	14.4%	1,142	18.8%	712	20.5%	512	20.1%
Commercial	2,899	39.6%	3,500	33.3%	2,166	35.7%	1,204	34.7%	884	34.5%
Construction	2,265	31.0%	4,442	42.2%	965	15.9%	989	28.5%	694	27.2%
Consumer	239	3.3%	355	3.4%	122	2.0%	85	2.5%	86	3.4%

Total	$7,312	100.0%	$10,522	100.0%	$6,059	100.0%	$3,469	100.0%	$2,553	100.0%

Prior to 2009, commercial real estate loans had the largest allocation of the allowance for loan losses as this type of loan represented the largest category in our loan portfolio (58% in 2010 and 52% in 2009).  However, in 2009, the largest allocation of the allowance for loan losses changed to real estate construction loans as a result of our charge-off experience with this type of lending in 2009, when charge-offs related to this category amounted to 66% of the total charge-offs for the year.  In 2010, with a significant decline of 45% in real estate construction loans outstanding, commercial real estate loans representing 58% of the total loan portfolio have the largest allocation of the allowance for loan losses.  The allocation of the allowance for loan losses to real estate construction loans continues to be a significant percentage due to the continued high charge-offs related to this loan type experienced in 2010.

Asset quality

The following table summarizes asset quality information at the dates indicated.

Asset Quality
(In thousands)

	December 31,
	2010	2009	2008	2007	2006

Nonaccrual loans	$20,324	$25,913	$8,528	$2,585	$2,801
Foreclosed properties	12,028	11,279	2,932	270	-
Total nonperforming assets	$32,352	$37,192	$11,460	$2,855	$2,801

Restructured loans	$21,695	$15,289	$-	$-	$-

Loans past due 90 days and still accruing
(not included in nonaccrual loans above)	$315	$4,787	$6,197	$1,219	$6,520

Nonperforming assets to loans at end of year(1)	7.14%	7.95%	2.43%	0.87%	1.16%

Nonperforming assets to total assets	5.47%	6.17%	2.00%	0.73%	0.96%

Allowance for loan losses to nonaccrual loans	36.0%	40.6%	71.0%	134.2%	91.1%

(1) Loans are net of unearned income.

The following table presents an analysis of the changes in nonperforming assets for 2010.

Nonperforming Assets
(In thousands)

	Nonaccrual	Other Real
	Loans	Estate Owned	Total

Balance December 31, 2009	$25,913	$11,279	$37,192
Additions, net	10,094	481	10,575
Sales	-	(6,020)	(6,020)
Transfers	(6,717)	6,717	-
Repayments	(600)	-	(600)
Charge-offs	(8,366)	(429)	(8,795)

Balance December 31, 2010	$20,324	$12,028	$32,352

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

Of the total nonaccrual loans of $20,324,000 at December 31, 2010 that were considered impaired, five loans totaling $1,811,000 had specific allowances for loan losses totaling $330,000.  This compares to $25,913,000 in nonaccrual loans at December 31, 2009 of which seventeen loans totaling $17,525,000 had specific allowances for loan losses of $5,522,000.

If the loans classified as nonaccrual had been current in accordance with the original terms, the gross amount of interest income that would have been earned in 2010 and 2009 was $220,000 and $569,000, respectively.  Six loans totaling $315,000 at December 31, 2010 were past due 90 days or more and interest was still being accrued as such amounts were considered collectible.

Other real estate owned consists of assets acquired through or in lieu of foreclosure.  $7,453,000 of the $12,028,000 at December 31, 2010 relates to loans classified as construction loans.

Deposits

The following table gives the composition of our deposits at the dates indicated.

Deposits
(In thousands)

	December 31, 2010		December 31, 2009		December 31, 2008
	Amount	%	Amount	%	Amount	%

Demand accounts	$41,036	8.2%	$38,521	7.7%	$34,483	7.4%
Interest checking accounts	33,292	6.7%	36,441	7.3%	17,427	3.7%
Money market accounts	90,156	18.1%	115,167	23.1%	30,003	6.4%
Savings accounts	10,538	2.1%	8,901	1.8%	5,388	1.2%
Time deposits of $100,000 and over	140,847	28.2%	119,352	24.0%	148,173	31.8%
Other time deposits	183,143	36.7%	179,903	36.1%	230,758	49.5%

Total	$499,012	100.0%	$498,285	100.0%	$466,232	100.0%

Total deposits increased by 0.1%, 7% and 37% in 2010, 2009 and 2008, respectively.  Although total deposits did not increase significantly in 2010, the composition did change.  Transactional deposit accounts (demand, interest checking, money market and savings accounts) decreased to 35.1% of total deposits compared to 39.9% at December 31, 2009.  Our strategy was to adjust our interest rates on deposit accounts to encourage movement from money market accounts to longer term certificates of deposit to lengthen the maturities of our liabilities with the expectation that interest rates will increase over the long-term.

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

The following table is a schedule of average balances and average rates paid for each deposit category for the periods presented.

Average Deposits and Rates Paid
(In thousands)

	Year Ended December 31,
	2010		2009		2008
Account Type	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand accounts	$44,495		$39,626		$27,657
Interest-bearing deposits
Interest checking accounts	34,521	0.97%	26,530	1.67%	12,735	1.25%
Money market accounts	98,762	1.09%	69,267	1.79%	28,215	1.99%
Savings accounts	10,081	0.79%	7,009	1.21%	6,891	2.81%
Time deposits of $100,000 and over	112,260	2.50%	121,440	3.72%	100,840	4.90%
Other time deposits	202,945	2.36%	226,258	3.60%	190,789	4.44%
Total interest-bearing deposits	458,569	1.98%	450,504	3.20%	339,470	4.23%

Total average deposits	$503,064		$490,130		$367,127

With short-term interest rates remaining at historic lows throughout 2010, we were able to significantly reduce the interest rates paid on deposits, particularly on longer term certificates of deposit, as higher rate certificates of deposit matured in 2010.

The following table is a schedule of maturities for time deposits of $100,000 or more at December 31, 2010.

Maturities of Time Deposits of $100,000 or More
(In thousands)

Due within three months	$33,120
Due after three months through six months	24,259
Due after six months through twelve months	26,871
Over twelve months	56,597

$140,847

The Dodd-Frank Act also permanently raises the current standard maximum deposit insurance amount to $250,000.  The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013.  The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.  In addition, we are voluntarily participating in the FDIC's TAGP.  Under this program, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account.  On April 13, 2010, the FDIC approved an interim rule that extended the TAGP to December 31, 2010.  We have elected to continue our voluntary participation in the program.  Coverage under the program is in addition to and separate from the basic coverage available under the FDIC's general deposit insurance rules.  We believe participation in the program is enhancing our ability to retain customer deposits

Borrowings

We utilize borrowings to supplement deposits when they are available at a lower overall cost to us or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $28,750,000 and $29,000,000 at December 31, 2010 and 2009 respectively.  The FHLB advances are secured by the pledge of residential mortgage loans and our FHLB stock.  Available borrowings at December 31, 2010 were approximately $8.3 million.

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.  We did not have any purchased federal funds at December 31, 2010 or 2009.

Other borrowings decreased by $10,665,000 from $14,830,000 at December 31, 2009 to $4,165,000 at December 31, 2010.  This decline is primarily a result of the repayment of a loan on our principal administrative building in Chesterfield County on September 30, 2010.  This loan had an interest rate of 6.6% and available liquidity was used to fund the repayment at a significant decrease in interest cost.

Off-balance sheet arrangements

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

Capital resources

Stockholders’ equity at December 31, 2010 was $48,320,000, compared to $47,848,000 at December 31, 2009 and $46,163,000 at December 31, 2008.  On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the TARP Program).  The TARP Program is a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers.  Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 499,030 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Capital Purchase Program carries a 5% dividend for each of the first 5 years of the investment, and 9% thereafter, unless the shares are redeemed by the Company.  The increase in equity in 2010 of $472,000 is primarily due to net income of $1,430,000 offset by dividends paid to the U.S. Treasury on the TARP investment of $737,000.  The increase in equity in 2009 of $1,685,000 is primarily due to the receipt of the capital investment under the TARP Program of $14,738,000, offset by the net loss of $12,605,000 for the year, and the dividends paid to the U.S. Treasury on the TARP investment of $494,600.

During the first quarter of 2005, the Company issued $5.2 million in Trust Preferred Capital Notes to increase its regulatory capital and to help fund its expected growth in 2005.  During the third quarter of 2007, the Company issued $3.6 million in Trust Preferred Capital Notes to partially fund the construction of an 80,000 square foot headquarters building completed in July 2008.  The Trust

Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.  See Note 18 of the Notes to Consolidated Financial Statements for a more detailed discussion of the Trust Preferred Capital Notes.

The Company is currently prohibited by its memorandum of understanding with the Federal Reserve and the BFI from making dividend or interest payments on the TARP program preferred stock or trust preferred capital notes without prior regulatory approval.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated for the Company.

Analysis of Capital
(In thousands)

	As of December 31,
	2010	2009	2008

Tier 1 capital
Preferred stock	$59	$59	$-
Common stock	16,954	16,922	16,917
Additional paid-in capital	40,634	40,569	25,737
Retained earnings (deficit)	(9,193)	(9,741)	3,454
Warrant Surplus	732	732	-
Discount on preferred stock	(492)	(636)	-
Qualifying trust preferred securities	8,764	8,764	8,764
Total equity	57,458	56,669	54,872
Less: goodwill	-	-	(7,422)
Total Tier 1 capital	57,458	56,669	47,450

Tier 2 capital
Allowance for loan losses	5,900	6,310	6,059
Total Tier 2 capital	5,900	6,310	6,059

Total risk-based capital	63,358	62,979	53,509

Risk-weighted assets	$470,662	$501,864	$500,689

Average assets	$596,765	$615,184	$549,140

Capital ratios
Leverage ratio (Tier 1 capital to
average assets)	9.63%	9.21%	8.40%
Tier 1 capital to risk-weighted assets	12.21%	11.29%	9.42%
Total capital to risk-weighted assets	13.46%	12.55%	10.63%
Equity to total assets	8.17%	7.95%	8.06%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  The Bank meets the criteria to be categorized as a “well capitalized” institution as of December 31, 2010 and 2009.  In addition, in December 2010 the Bank entered into a memorandum of understanding with the FDIC that it must maintain a leverage ratio of more than 8% and a total capital to risk-weighted assets ratio of more than 11.5%.  The bank also met the criteria as of December 31, 2010.  When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29.  In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

At December 31, 2010 and 2009, our liquid assets, consisting of cash, cash equivalents and investment securities available-for-sale, totaled $65,609,000 and $75,519,000, or 11.1% and 12.5% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $4,200,000 of these securities are pledged against borrowings.  Therefore, the related borrowings would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain two federal funds purchased lines of credit with correspondent banks totaling $22 million for which there were no borrowings against the lines at December 31, 2010.

We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which applications for borrowings can be made.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at December 31, 2010 was $8,300,000, based on the Bank's $2,469,000 investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings.  However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At December 31, 2010, we had commitments to originate $59,240,000 of loans.  Fixed commitments to incur capital expenditures were less than $25,000 at December 31, 2010.  Certificates of deposit scheduled to mature in the 12-month period ending December 31, 2011 total $200,520,000.  We believe that a significant portion of such deposits will remain with us.  We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at December 31, 2010.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Village Bank and Trust Financial Corp.
Interest Rate Sensitivity GAP Analysis
December 31, 2010
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans(1)
Fixed rate	$23,740	$11,784	$27,281	$39,777	$145,107	$247,689
Variable rate	104,804	5,940	7,929	17,299	69,582	205,554
Investment securities	25,415	-	2,984	36	25,162	53,597
Loans held for sale	19,872	-	-	-	-	19,872
Federal funds sold	2,622	-	-	-	-	2,622

Total rate sensitive assets	176,453	17,724	38,194	57,112	239,851	529,334
Cumulative rate sensitive assets	176,453	194,177	232,371	289,483	529,334

Interest Rate Sensitive Liabilities
Interest checking(2)	-	-	-	33,292	-	33,292
Money market accounts	90,156	-	-	-	-	90,156
Savings(2)	-	-	-	10,538	-	10,538
Certificates of deposit	75,678	60,927	63,785	80,400	43,200	323,990
FHLB advances	-	5,000		15,750	8,000	28,750
Trust Preferred Securities	-	-	-		8,764	8,764
Federal funds purchased	-	-	-	-	-	-
Other borrowings	4,165	-	-	-	-	4,165

Total rate sensitive liabilities	169,999	65,927	63,785	139,980	59,964	499,655
Cumulative rate sensitive liabilities	169,999	235,926	299,711	439,691	499,655

Rate sensitivity gap for period	$6,454	$(48,203)	$(25,591)	$(82,868)	$179,887	$29,679
Cumulative rate sensitivity gap	$6,454	$(41,749)	$(67,340)	$(150,208)	$29,679

Ratio of cumulative gap to total assets	1.1%	(7.1)%	(11.4)%	(25.4)%	5.0%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	103.8%	82.3%	77.5%	65.8%	105.9%
Ratio of cumulative gap to cumulative
rate sensitive assets	3.7%	(21.5)%	(29.0)%	(51.9)%	5.6%

(1) Includes nonaccrual loans of approximately $20,324,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At December 31, 2010,  our balance sheet is asset sensitive for the first three months, meaning that our assets reprice more quickly than our liabilities during that period, and liability sensitive for the next thirty-three months, meaning that our liabilities will reprice more quickly than our assets during that period, with a ratio of cumulative gap to total assets ranging from a positive gap of 1.1% for the first three months to a negative gap of 25.4% for the thirteen to thirty-six month period.  A negative gap can adversely affect earnings in periods of increasing interest rates.  Given expectations of rising interest rates by the end of 2011, we believe our balance sheet should be asset sensitive and, accordingly, we have adopted pricing policies to lengthen the maturities/repricing of our liabilities relative to the maturities/pricing of our assets.

Critical Accounting Policies

General

The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry.  The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities, and amounts reported for revenues, expenses and related disclosures.  Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations.

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, real estate acquired in settlement of loans, goodwill and income taxes.  The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations.  Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements.

The following is a summary of the Company’s critical accounting policies that are highly dependent on estimates, assumptions, and judgments.

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

Real estate acquired in settlement of loans

Real estate acquired in settlement of loans represent properties acquired through foreclosure or physical possession.  Write-downs to fair value of foreclosed assets at the time of transfer are charged to allowance for loan losses.  Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.  Subsequent declines in value are charged to operations.  Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties.  The evaluation of these factors involves subjective estimates and judgments that may change.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.  If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. The Company’s annual goodwill impairment evaluation in 2009 resulted in a goodwill impairment charge of $7,422,000 which was recorded to noninterest expense for the year ended December 31, 2009. Of the total $7,422,000 in goodwill, $6,733,000 related to the acquisition of River City Bank and $689,000 related to the acquisition of the mortgage company.  This impairment charge, representing the full amount of goodwill on the consolidated balance sheet, was primarily due to a significant decline in the market value of the Company’s common stock during 2009 to below tangible book value for an extended period of time.  Other intangible assets include premiums paid for acquisitions of core deposits and other identifiable intangible assets. Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received.

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income.  If such a valuation allowance is deemed necessary in the future, it would be established through a charge to income tax expense that would adversely affect operating results.

New accounting standards

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures, amending Topic 820.  The ASU provides for additional disclosures of transfers between assets and liabilities valued under Level 1 and 2 inputs as well as additional disclosures regarding those assets and liabilities valued under Level 3 inputs.  The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for those provisions addressing Level 3 fair value measurements which provisions are effective for fiscal years, and periods therein, beginning after December 15, 2010.  The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

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

In July 2010, The FASB issued ASU No. 2010-20, Receivables - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, Topic 830.  This ASU requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of(i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  ASU 2010-20 will be effective for the Company’s consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for the Company’s consolidated financial statements that include periods beginning on or after January 1, 2011.  This ASU requires additional disclosures only and will not have an impact on the Company’s consolidated financial statements.  See Notes 5 and 6 of the Notes to Consolidated Financial Statements for these additional disclosures.

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

Report of Independent Registered Public Accounting Firm

Board of Directors
Village Bank and Trust Financial Corp.
Midlothian, Virginia

We have audited the accompanying consolidated balance sheets of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Richmond, Virginia
March 18, 2011

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009*
Assets
Cash and due from banks	$9,390,377	$13,884,581
Federal funds sold	2,621,934	6,777,239
Total cash and cash equivalents	12,012,311	20,661,820
Investment securities available for sale	53,597,174	54,857,211
Loans held for sale	19,871,787	7,506,252
Loans
Outstanding	453,242,950	467,359,664
Allowance for loan losses	(7,311,712)	(10,521,931)
Deferred fees and costs	623,851	208,883
	446,555,089	457,046,616
Premises and equipment, net	27,437,452	27,799,084
Accrued interest receivable	2,347,211	3,366,718
Bank owned life insurance	5,871,765	5,431,002
Other real estate owned	12,028,111	11,278,532
Other assets	12,058,315	14,046,120

	$591,779,215	$601,993,355

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing	$41,036,262	$38,520,878
Interest bearing	457,975,931	459,764,246
Total deposits	499,012,193	498,285,124
Federal Home Loan Bank advances	28,750,000	29,000,000
Long-term debt - trust preferred securities	8,764,000	8,764,000
Other borrowings	4,165,430	14,829,521
Accrued interest payable	404,801	501,069
Other liabilities	2,362,597	2,765,550
Total liabilities	543,459,021	554,145,264

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference,
1,000,000 shares authorized, 14,738 shares issued and outstanding	58,952	58,952
Common stock, $4 par value - 10,000,000 shares authorized;
4,238,416 shares issued and outstanding at December 31, 2010
4,230,628 shares issued and outstanding at December 31, 2009	16,953,664	16,922,512
Additional paid-in capital	40,633,581	40,568,771
Retained earnings (deficit)	(9,192,552)	(9,741,459)
Common stock warrant	732,479	732,479
Discount on preferred stock	(492,456)	(636,959)
Accumulated other comprehensive loss	(373,474)	(56,205)
Total stockholders' equity	48,320,194	47,848,091

	$591,779,215	$601,993,355

* Certain December 31, 2009 amounts have been revised. See Note 2 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
Years Ended December 31, 2010, 2009 and 2008

	2010	2009*	2008
Interest income
Loans	$29,040,137	$31,711,644	$28,140,129
Investment securities	1,086,963	1,457,694	698,790
Federal funds sold	54,738	26,635	233,227
Total interest income	30,181,838	33,195,973	29,072,146

Interest expense
Deposits	9,097,177	14,433,943	14,348,287
Borrowed funds	1,788,236	1,973,736	1,621,496
Total interest expense	10,885,413	16,407,679	15,969,783

Net interest income	19,296,425	16,788,294	13,102,363
Provision for loan losses	4,842,000	13,220,000	2,005,633
Net interest income after provision
for loan losses	14,454,425	3,568,294	11,096,730

Noninterest income
Service charges and fees	1,865,190	1,612,769	1,160,500
Gain on sale of loans	7,003,873	5,828,006	2,381,023
Gain (loss) on sale of assets	243,566	(43,637)	57,827
Gain on sale of investment securities	768,551	329,183	23,194
Rental income	464,792	187,786	4,183
Other	644,695	370,993	558,000
Total noninterest income	10,990,667	8,285,100	4,184,727

Noninterest expense
Salaries and benefits	12,337,065	10,476,065	7,976,472
Occupancy	1,931,334	1,757,939	1,264,757
Equipment	847,536	877,205	751,698
Supplies	501,928	495,562	464,900
Professional and outside services	2,028,225	1,726,130	1,544,895
Advertising and marketing	492,423	308,598	315,985
Expenses related to foreclosed real estate	1,693,524	1,475,338	165,455
FDIC insurance premium	1,168,830	1,366,612	464,395
Other operating expense	2,302,291	2,432,286	1,623,714
Goodwill impairment	-	7,422,141	-
Total noninterest expense	23,303,156	28,337,876	14,572,271

Net income (loss) before income taxes	2,141,936	(16,484,482)	709,186
Income tax expense (benefit)	711,627	(3,879,386)	241,097

Net income (loss)	1,430,309	(12,605,096)	468,089

Preferred stock dividends and
accretion of discount	881,402	590,151	-
Net income (loss) available to
common shareholders	$548,907	$(13,195,247)	$468,089

Earnings (loss) per share, basic	$0.13	$(3.12)	$0.16
Earnings (loss) per share, diluted	$0.13	$(3.12)	$0.16

* Certain December 31, 2009 amounts have been revised. See Note 2 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
and Comprehensive Income
Years Ended December 31, 2010, 2009 and 2008

							Accumulated
			Additional	Retained		Discount on	Other
	Preferred	Common	Paid-in	Earnings		Preferred	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Stock	Income (loss)	Total

Balance, December 31, 2007	$-	$10,303,940	$13,726,269	$2,985,697	$-	$-	$(122,607)	$26,893,299
Issuance of common stock	-	849,652	950,712	-	-	-	-	1,800,364
Stock issued in acquisition of							-	-
River City Bank	-	5,763,896	10,504,700	-	-	-		16,268,596
Stock based compensation	-	-	555,367	-	-	-	-	555,367
Minimum pension adjustment
(net of income taxes of $2,917)	-	-	-	-	-	-	8,580	8,580
Net income	-	-	-	468,091	-	-	-	468,091
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	168,277	168,277
Total comprehensive income	-	-	-	-	-	-	-	636,368

Balance, December 31, 2008	-	16,917,488	25,737,048	3,453,788	-	-	54,250	46,162,574
Issuance of preferred stock	58,952	-	14,679,048	-	732,479	(732,479)	-	14,738,000
Amortization of preferred stock
discount	-	-	-	(95,520)	-	95,520	-	-
Preferred stock dividend	-	-	-	(494,631)	-	-	-	(494,631)
Issuance of common stock	-	5,024	(5,024)	-	-	-	-	-
Stock based compensation	-	-	157,699	-	-	-	-	157,699
Minimum pension adjustment
(net of income taxes of $2,917)	-	-	-	-	-	-	8,580	8,580
Net loss	-	-	-	(12,605,096)	-	-	-	(12,605,096)
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	(119,035)	(119,035)
Total comprehensive income	-	-	-	-	-	-	-	(12,715,551)

Balance, December 31, 2009*	58,952	16,922,512	40,568,771	(9,741,459)	732,479	(636,959)	(56,205)	47,848,091
Amortization of preferred stock
discount	-	-	-	(144,503)	-	144,503	-	-
Preferred stock dividend	-	-	-	(736,899)	-	-	-	(736,899)
Issuance of common stock	-	31,152	(31,152)	-	-	-	-	-
Stock based compensation	-	-	95,962	-	-	-	-	95,962
Minimum pension adjustment
(net of income taxes of $4,420)	-	-	-	-	-	-	8,580	8,580
Net income	-	-	-	1,430,309	-	-	-	1,430,309
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	(325,849)	(325,849)
Total comprehensive income	-	-	-	-	-	-	-	1,113,040

Balance, December 31, 2010	$58,952	$16,953,664	$40,633,581	$(9,192,552)	$732,479	$(492,456)	$(373,474)	$48,320,194

* Certain December 31, 2009 amounts have been revised. See Note 2 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008

	2010	2009*	2008
Cash Flows from Operating Activities
Net income (loss)	$1,430,309	$(12,605,096)	$468,089
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	1,308,770	1,250,315	798,965
Deferred income taxes	(3,718,495)	(3,031,268)	(291,679)
Provision for loan losses	4,842,000	13,220,000	2,005,633
Write-down of other real estate owned	294,000	1,329,991	-
Write-off of goodwill	-	7,422,141	-
Gain on securities sold	(768,551)	(329,183)	(23,194)
Gain on loans sold	(7,003,873)	(5,828,006)	(2,381,023)
(Gain) loss on sale of premises and equipment	(242,936)	43,353	(57,827)
Gain on sale of other real estate owned	96,595	(46,173)	-
Stock compensation expense	95,962	157,699	555,367
Proceeds from sale of other real estate owned	5,957,507	2,875,478	-
Proceeds from sale of mortgage loans	279,387,475	255,007,702	101,624,820
Origination of mortgage loans for sale	(284,749,137)	(252,360,202)	(100,079,657)
Amortization of premiums and accrection of discounts on securities, net	416,619	337,251	(31,098)
Increase (decrease) in interest receivable	1,019,507	133,075	(43,355)
Increase in bank owned life insurance	(440,763)	(331,980)	(1,108,511)
(Increase) decrease in other assets	5,882,742	(5,554,084)	(1,945,210)
Increase (decrease) in interest payable	(96,268)	(513,465)	(178,382)
Increase (decrease) in other liabilities	(402,953)	1,493,607	262,945
Net cash provided by (used in) operating activities	3,308,509	2,671,155	(424,117)

Cash Flows from Investing Activities
Purchases of available for sale securities	(52,283,980)	(46,117,779)	-
Proceeds from sales an calls of available for sale securities	51,122,666	15,373,106	16,619,003
Proceeds from maturities and principal payments of available for sale securities	2,279,573	-	-
Net increase in loans	(1,448,154)	(18,109,329)	(32,209,599)
Purchases of premises and equipment	(1,081,523)	(1,023,928)	(8,954,314)
Proceeds from sale of premises and equipment	377,321	104,693	1,144,595
Acquisition net of cash required	-	-	(57,175)
Net cash used in investing activities	(1,034,097)	(49,773,237)	(23,457,490)

Cash Flows from Financing Activities
Issuance of preferred stock	-	14,738,000	-
Issuance of common stock	-	-	1,800,364
Net increase (decrease) in deposits	727,069	32,053,081	(3,277,260)
Net increase (decrease) in federal home loan bank advances	(250,000)	4,000,000	13,000,000
Net increase (decrease) in other borrowings	(10,664,091)	(9,133,377)	16,844,328
Dividends on preferred stock	(736,899)	(494,631)	-
Net cash (used in) provided by financing activities	(10,923,921)	41,163,073	28,367,432

Net (decrease) increase in cash and cash equivalents	(8,649,509)	(5,939,009)	4,485,825
Cash and cash equivalents, beginning of period	20,661,820	26,600,829	22,115,004

Cash and cash equivalents, end of period	$12,012,311	$20,661,820	$26,600,829

Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$7,097,681	$12,505,727	$1,337,306

* Certain December 31, 2009 amounts have been revised. See note 2 to the consolidated financial statements.

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

The fair value of investment securities held-to-maturity and available-for-sale is estimated based on quoted prices for similar assets or liabilities determined by bid quotations received from independent pricing services.  Declines in the fair value of securities below their amortized cost that are other than temporary are reflected in earnings or other comprehensive income, as appropriate. For those debt securities whose fair value is less than their amortized cost basis, we consider our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery and if we do not expect to recover the entire amortized cost basis of the security.  In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.

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

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.  Due to high correlation between rate lock commitments and best efforts contracts, no significant gains or losses have occurred on the rate lock commitments

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The total contract amount of standby letters of credit, whose contract amount represent credit risk was $3,543,000 at December 31, 2010 and $4,177,000 at December 31, 2009.

At December 31, 2010, Village Bank Mortgage Company had rate lock commitments to originate mortgage loans aggregating $12.0 million and loans held for sale of $19.9 million.  VBMC has entered into corresponding commitments with third party investors to sell loans of approximately $31.9 million.  Under the contractual relationship with these investors, VBMC is obligated to sell the loans, and the investor is obligated to purchase the loans, only if the loans close.  No other obligation exists.  As a result of these contractual relationships with these investors VBMC is not exposed to losses, nor will it realize gains, related to its rate lock commitments due to changes in interest rates.

Transfers of financial assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.  Our transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2010, 2009 and 2008, the 2010 sale of the guaranteed portions of certain Small Business Administration-guaranteed loans, the 2010 sale of tax-exempt municipal bonds and the sale of residential mortgage loans in the secondary market; the extent of the latter three are disclosed in the Consolidated Statements of Cash Flows.

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

Real estate acquired in settlement of loans
Real estate acquired through or in lieu of foreclosure is initially recorded at estimated fair value less estimated selling costs.  Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs.  Fair values of real estate owned are reviewed regularly and write downs are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell.  Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are expensed.

Troubled debt restructurings
A loan or lease is accounted for as a troubled debt restructuring if we, for economic or legal reasons related to the borrower’s financial condition, grant a significant concession to the borrower that we would not otherwise consider.   A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan or lease, or a modification of terms such as a reduction of the stated interest rate or balance of the loan or lease, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions.  Troubled debt restructurings generally remain categorized as nonperforming loans and leases until a six-month payment history has been maintained.

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

Consolidated statements of cash flows
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks (including cash items in process of collection), interest-bearing deposits with banks and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.  Cash flows from loans originated by the Bank and deposits are reported net.  The Company paid interest of $10,982,000, $16,921,000 and $15,543,000 in 2010, 2009, and 2008, respectively.  The Company did not pay income taxes in 2010 and paid $290,000 and $260,400 in 2009 and 2008, respectively.  Non-cash investing activities included loans converted to real estate owned of $7,098,000, $12,506,000 and $1,337,000 in 2010, 2009 and 2008.respectively.

Comprehensive income
Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments in debt securities and amortization of the unfunded pension liability.  At December 31, 2010 the accumulated other comprehensive income was comprised of unrealized losses on securities available for sale of $261,987 and unfunded pension liability of $111,487.

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

Stock incentive plan
The Company’s shareholders approved the Company’s 2000 stock incentive plan which authorizes the issuance of up to 455,000 shares of common stock (increased from 255,000 shares by amendment to the Incentive Plan approved by the Company’s shareholders at its 2006 annual meeting on May 23, 2006) to assist the Company in recruiting and retaining key personnel.  The incentive plan includes issuances of stock options and awards of 444,590 common shares.  The expiration date on options granted is ten years with a three year vesting schedule.  See Note 17 for more information on the stock incentive plan.

Fair values of financial instruments
The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact.  See Note 20 for the methods and assumptions the Bank uses in estimating fair values of financial instruments:

New accounting pronouncements

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

In July 2010, The FASB issued ASU No. 2010-20, Receivables - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, Topic 830.  This ASU

requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of(i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s consolidated financial statements that include periods beginning on or after January 1, 2011. This ASU requires additional disclosures only and will not have an impact on the Company’s consolidated financial statements

Note 2.                      Correction of an immaterial error

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

The following is a reconciliation of the effects of the adjustments made to the Company’s previously reported December 31, 2009 consolidated balance sheet to the revised consolidated balance sheet appearing in the Form 10-K:

	December 31, 2009
	As Reported	Adjustment	As Revised

Other assets	$15,015,708	$(969,588)	$14,046,120
Other liabilities	2,641,410	124,140	2,765,550
Retained earnings deficit	(8,647,731)	(1,093,728)	(9,741,459)
Income tax (benefit) expense	(4,973,114)	1,093,728	(3,879,386)

The effect of the correction on retained earnings was a result of decreasing the income tax benefit for 2009 by approximately $1,094,000 which increased the net loss by the same amount, representing an increase in the loss per basic and diluted share of $0.28.

The effect of the adjustments on the Company’s capital ratios was immaterial and did not change the “well capitalized” classification of the Company or the Bank.

Note 3.                      Business Combination

On September 30, 2008 the Company acquired River City Bank for approximately $20,720,000.  The total consideration included approximately $16,269,000 of common stock, representing approximately 1,441,000 shares, and cash of $3,962,244 paid to stockholders of River City Bank.  The unaudited pro forma consolidated results of operations of the Company for the year ended December 31, 2008 as though River City Bank had been acquired at the beginning of the year was a net loss of $258,408.

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

Note 4.                      Investment securities available-for-sale

The amortized cost and estimated fair value of investment securities available-for-sale as of December 31, 2010 and 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2010
U.S. Treasuries	$28,017,617	$191	$(291)	$28,017,517
U.S. Government agencies	3,000,000	-	(110,708)	2,889,292
Mortgage-backed securities	15,498,544	121,888	(68,046)	15,552,386
Municipals	6,060,000	-	(337,431)	5,722,569
Other investments	1,417,962		(2,552)	1,415,410

Total	$53,994,123	$122,079	$(519,028)	$53,597,174

December 31, 2009
U.S. Government agencies	$47,627,779	$301,365	$(259,967)	$47,669,177
Mortgage-backed securities	4,133,353	91,937	(46,982)	4,178,308
Municipals	1,026,422	233	-	1,026,655
Other investments	1,972,896	10,175	-	1,983,071

Total	$54,760,450	$403,710	$(306,949)	$54,857,211

Investment securities with book values of approximately $4,835,000 and $6,000,000 at December 31, 2010 and 2009, respectively, were pledged to secure municipal deposits.

Investment securities available for sale that have an unrealized loss position at December 31, 2010 and December 31, 2009 are detailed below:

	Securities in a Loss		Securities in a Loss
	Position for Less Than		Position for More Than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010	(In thousands)

Investment securities
available for sale
US Treasuries	$30,286	$(114)	$-	$-	$30,286	$(114)
Mortgage-backed securities	7,079	(68)	-	-	7,079	(68)
Municipals	5,723	(337)	-	-	5,723	(337)

Total	$43,088	$(519)	$-	$-	$43,088	$(519)

	Securities in a Loss		Securities in a Loss
	Position for Less Than		Position for More Than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2009	(In thousands)

Investment securities
available for sale
US Government Agencies	$19,542	$(264)	$-	$-	$19,542	$(264)
Mortgage-backed securities	11	-	-	-	11	-

Total	$19,553	$(264)	$-	$-	$19,553	$(264)

Management does not believe that any individual unrealized loss as of December 31, 2010 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates.  As of December 31, 2010, management does not have the intent to sell any of the securities classified as available for sale and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

The amortized cost and estimated fair value of investment securities available-for-sale as of December 31, 2010, by contractual maturity, are as follows:

	Amortized	Estimated
	Cost	Fair Value

One to five years	$28,720,301	$28,741,354
Five to ten years	3,000,000	2,889,292
More than ten years	22,273,822	21,966,528

Total	$53,994,123	$53,597,174

During 2010 and 2009, investment securities available-for-sale totaling $17,530,000 and $15,373,000 respectively, were called or matured with no net losses.

Note 5.                      Loans

Loans classified by type as of December 31, 2010 and 2009 are as follows:

	2010	2009

Commercial	$31,706,239	$39,576,219
Real estate - residential	103,385,314	93,656,979
Real estate - commercial	261,517,157	240,829,484
Real estate - construction	45,220,278	81,688,330
Consumer	11,413,962	11,608,652

Total loans	453,242,950	467,359,664
Deferred loan cost (unearned income), net	623,851	208,883
Allowance for loan losses	(7,311,712)	(10,521,931)

	$446,555,089	$457,046,616

Gains on the sale of loans totaling approximately $7,004,000, $5,828,000 and $2,381,000 were realized during the years ended December 31, 2010, 2009 and 2008, respectively.

Six loans totaling $315,000 at December 31, 2010 were past due 90 days or more yet interest was still being accrued.

Gross loans pledged as collateral with the FHLB as part of their lending arrangements with the Company totaled $28,750,000 and $29,000,000 as of December 31, 2010 and 2009, respectively.

The following is a summary of loans directly or indirectly with executive officers or directors of the Company for the years ended December 31, 2010 and 2009:

	2010	2009

Beginning balance	$9,724,791	$9,985,486
Additions	7,800,850	8,131,630
Reductions	(6,417,358)	(8,392,325)

Ending balance	$11,108,284	$9,724,791

Executive officers and directors also had unused credit lines totaling $1,772,000 and $3,864,000 at December 31, 2010 and 2009, respectively.  All loans and credit lines to executive officers and directors were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.  Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought to current and future payments are reasonably assured.

Year-end nonaccrual loans, segregated by class of loans, were as follows:

	2010	2009

Commercial	$3,401,381	$1,674,863
Real estate - residential	5,728,804	9,486,815
Real estate - commercial	10,914,812	14,475,613
Consumer	278,890	275,879

Total	$20,323,887	$25,913,170

The Company assigns risk rating classifications to its loans.  These risk ratings are divided into the following groups:

•
Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating.  1-4 assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;

•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any, and;
•
Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Commercial	$25,320,711	$2,577,779	$3,283,334	$524,415	$31,706,239
Real estate residential	87,598,976	5,717,843	9,904,670	163,825	103,385,314
Real estate commercial	212,375,139	20,391,192	28,557,575	193,251	261,517,157
Real estate construction	17,132,832	3,438,546	24,648,900	-	45,220,278
Consumer	10,383,486	623,556	299191	107,729	11,413,962

Total loans	$352,811,144	$32,748,916	$66,693,670	$989,220	$453,242,950

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2010:

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Commercial	$190,585	$501,378	$-	$691,963	$31,014,276	$31,706,239	$-
Real estate - residential	2,672,157	973,269	213,478	3,858,904	99,526,410	103,385,314	213,478
Real estate - construction	5,515,931	673,204	79,343	6,268,478	300,468,956	306,737,434	79,343
Consumer	149,804	42,645	22,322	214,771	11,199,192	11,413,963	22,322

Total	$8,528,477	$2,190,496	$315,143	$11,034,116	$442,208,834	$453,242,950	$315,143

Loans are considered impaired when, based on current information and events it is probably the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Year-end impaired loans are set forth in the following table.

	Contractual		Investment	Investment
	Principal	Recorded	with	with No	Related	Average
Description of Loans	Balance	Investment	Allowance	Allowance	Allowance	Investment

Commercial	$3,642,820	$3,401,381	$178,320	$3,223,061	$178,320	$3,755,382
Real estate - residential	6,122,804	5,728,804	59,622	5,669,182	16,500	6,924,937
Real estate - construction	15,439,512	10,914,812	1,476,524	9,438,288	110,000	16,182,175
Consumer	278,890	278,890	-	278,890	-	288,539

Total	$25,484,026	$20,323,887	$1,714,466	$18,609,421	$304,820	$27,151,032

The Company’s recorded investment in loans as of December 31, 2010 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology as follows:

	Loans	Loans
	Individually	Collectively
	Evaluated	Evaluated
	for Impairment	for Impairment	Total

Commercial	$13,072,826	$18,633,413	$31,706,239
Real estate - residential	18,395,168	84,990,146	103,385,314
Real estate - commercial	154,935,277	106,581,880	261,517,157
Real estate - construction	36,466,596	8,753,682	45,220,278
Consumer	3,948,720	7,465,242	11,413,962

Total	$226,818,587	$226,424,363	$453,242,950

Note 6.                      Allowance for loan losses

Activity in the allowance for loan losses in 2010, 2009 and 2008 was as follows:

	2010	2009	2008

Beginning balance	$10,521,931	$6,059,272	$3,469,274
Provision for loan losses	4,842,000	13,220,000	2,005,633
River City Bank, acquisition	-	-	2,403,551
Charge-offs	(8,366,246)	(8,767,522)	(2,242,761)
Recoveries	314,027	10,181	423,575

Ending balance	$7,311,712	$10,521,931	$6,059,272

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Year Ended December 31,
	2010	2009	2008

Beginning balance	$10,522	$6,059	$3,469
Provision for loan losses	4,842	13,220	2,006
Charge-offs
Commercial and industrial	(183)	(1,273)	(468)
Real estate - residential	(106)	-	(202)
Real estate - commercial	(2,979)	(783)	(96)
Real estate - construction	(4,892)	(5,779)	(1,475)
Consumer	(206)	(932)	(2)
	(8,366)	(8,767)	(2,243)
Recoveries
Commercial and industrial	2	-	7
Real estate - residential	-	-	2
Real estate - commercial	128	-	-
Real estate - construction	101	3	395
Consumer	83	7	19
	314	10	423
Net charge-offs	(8,052)	(8,757)	(1,820)
Acquisition of River City Bank	-	-	2,404

Ending balance	$7,312	$10,522	$6,059

Loans outstanding at end of year(1)	$453,867	$467,569	$470,722
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of year	1.61%	2.25%	1.29%

Average loans outstanding for the year(1)	$463,365	$477,359	$374,221
Ratio of net charge-offs to average loans
outstanding for the year	1.74%	1.83%	0.49%

(1) Loans are net of unearned income.

As of December 31, 2010, 2009 and 2008, the Company had impaired loans of $20,324,000, $25,913,000 and $1,369,000, respectively, which were on nonaccrual status.  These loans had valuation allowances of $305,000, $5,522,000 and $235,000 as of December 31, 2010, 2009 and 2008, respectively.  The Company does not record interest income on impaired loans.  Interest income that would have been recorded had impaired loans been performing would have been $1,242,000, $569,000 and $95,000 for 2010, 2009 and 2008, respectively.

Note 7.                      Premises and equipment

The following is a summary of premises and equipment as of December 31, 2010 and 2009:

	2010	2009

Land	$6,190,561	$6,318,761
Buildings and improvements	20,256,676	21,556,836
Furniture, fixtures and equipment	6,779,581	4,404,084
Total premises and equipment	33,226,818	32,279,681
Less: Accumulated depreciation and amortization	(5,789,366)	(4,480,597)

Premises and equipment, net	$27,437,452	$27,799,084

Depreciation and amortization of premises and equipment for 2010, 2009 and 2008 amounted to $1,309,000, $1,250,000 and $799,000 respectively.

Note 8.                      Investment in bank owned life insurance

The Bank is owner and designated beneficiary on life insurance policies in the face amount of $13,175,000 covering certain of its directors and executive officers.  The earnings from these policies are used to offset expenses related to retirement plans.  The cash surrender value of these policies at December 31, 2010 and 2009 was $5,872,000 and $5,431,000, respectively.

Note 9.                      Deposits

Deposits as of December 31, 2010 and 2009 were as follows:

	2010	2009

Demand accounts	$41,036,262	$38,520,878
Interest checking accounts	33,291,777	36,441,259
Money market accounts	90,156,362	115,166,477
Savings accounts	10,538,023	8,901,299
Time deposits of $100,000 and over	140,846,619	119,352,471
Other time deposits	183,143,150	179,902,740

Total	$499,012,193	$498,285,124

The following are the scheduled maturities of time deposits as of December 31, 2010

		Greater than
	Less Than	or Equal to
Year Ending December 31,	$100,000	$100,000	Total

2011	$116,270,023	$84,249,881	$200,519,904
2012	26,028,434	18,982,385	45,010,819
2013	20,310,064	14,960,658	35,270,722
2014	4,344,230	7,688,242	12,032,472
2015	16,190,399	14,965,453	31,155,852

	$183,143,150	$140,846,619	$323,989,769

Deposits held at the Company by related parties, which include officers, directors, greater than 5% shareholders and companies in which directors of the Board have a significant ownership interest, approximated $3,915,000 and $3,974,000 at December 31, 2009 and 2010, respectively.

Note 10.                      Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

Other borrowings at December 31, 2010 and 2009, respectively amounted to $41,679,000 and $52,504,000.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB.  The Company held $2,469,000 in FHLB stock at December 31, 2010 which is held at cost and included in other assets.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  The FHLB borrowings are secured by the pledge of U.S. Government agency securities, FHLB stock and qualified single family first mortgage loans.  The FHLB advances held at December 31, 2010 mature $5,000,000 on April 11, 2011, $5,000,000 on April 9, 2012, $2,750,000 on June 4, 2012, $4,000,000 June 3, 2013, $4,000,000 on August 27, 2013 $4,000,000 on June 2, 2014 and $4,000,000 on June 2, 2015.

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

The Company also has securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold.  The carrying value of these repurchase agreements was $4,165,430 and $2,885,648 at December 31, 2010 and 2009, respectively.

Information related to borrowings is as follows:

	Year Ended December 31,
	2010	2009

Maximum outstanding during the year
FHLB advances	$28,750,000	$29,000,000
Federal funds purchased	-	373,000
Community Bankers' Bank	9,943,873	10,003,958
Balance outstanding at end of year
FHLB advances	28,750,000	29,000,000
Virginia Community Bank	-	2,000,000
Community Bankers' Bank	-	9,943,873
Average amount outstanding during the year
FHLB advances	28,424,658	26,347,945
Federal funds purchased	-	3,726
Community Bankers' Bank	7,368,630	10,003,958
Average interest rate during the year
FHLB advances	3.04%	3.68%
Federal funds purchased	-	0.61%
Community Bankers' Bank	6.60%	4.77%
Average interest rate at end of year
FHLB advances	2.45%	3.57%
Federal funds purchased	-	0.25%
Community Bankers' Bank	5.03%	2.82%
Virginia Community Bank	5.24%	5.00%

Note 11.                      Income taxes

The following summarizes the tax effects of temporary differences which compose net deferred tax assets and liabilities at December 31, 2010, 2009 and 2008:

	2010	2009	2008
Deferred tax assets
Net operating loss carryforward	$1,558,313	$966,363	$-
Allowance for loan losses	2,485,982	3,577,456	1,771,460
Unrealized loss on available-for-sale securities	134,963	-	-
RCB stock replacement option DTA	134,200	134,200	-
Stock compensation	82,089	56,473	-
Employee benefits	172,322	-	-
Pension expense	57,447	61,864	66,279
Goodwill	117,148	132,768	-

Total deferred tax assets	4,742,464	4,929,124	1,837,739

Deferred tax liabilities
Depreciation	597,977	384,183	467,219
Unrealized gain on available-for-sale securities	-	32,899	94,219
Loss on disposal of assets	106,741	-	-
Amortization of intangibles	311,055	250,946	19,613
Goodwill	-	-	33,857
Other, net	8,196	24,780	16,209

Total deferred tax liabilities	1,023,969	692,808	631,117

Net deferred tax asset	$3,718,495	$4,236,316	$1,206,622

The net deferred tax asset is included in other assets on the balance sheet.  Management has assessed the realization of deferred tax assets, and believes that the generation of future taxable income during the periods in which those temporary differences become deductible will be sufficient to realize those assets.  Accordingly, no valuation allowance related to deferred tax assets is needed.  The net operating losses available to offset future taxable income amounted to $4,583,000 at December 31, 2010 and expire through 2030.

The income tax expense (benefit) charged to operations for the years ended December 31, 2010, 2009 and 2008 consists of the following:

	2010	2009	2008

Current tax expense (benefit)	$-	$(906,598)	$532,776
Deferred tax expense (benefit)	711,627	(2,972,788)	(291,679)

Provision (benefit) for income taxes	$711,627	$(3,879,386)	$241,097

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Net income (loss) before income taxes	$2,141,936	$(16,484,482)	$709,186

Computed "expected" tax expense	$728,257	$(5,604,727)	$241,123
Goodwill impairment	-	1,763,482	-
Cash surrender value of life insurance	(68,866)	(55,684)	(36,894)
Nondeductible expenses	14,862	15,495	19,504
Stock compensation ISO expense	7,372	48,069	-
Other	30,001	(46,021)	17,363

Provision (benefit) for income taxes	$711,627	$(3,879,386)	$241,097

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded franchise tax expense of $355,000, $180,000 and $210,000 for 2009, 2008 and 2007, respectively, which is included in other operating expenses.

Note 12.                      Earnings (loss) per share

The following table presents the basic and diluted earnings per share computations:

	Year ended December 31,
	2010	2009	2008
Numerator
Net income (loss) - basic and diluted	$1,430,309	$(12,605,096)	$468,089
Preferred stock dividend and accretion	881,402	590,151	-
Net income (loss) available to common
shareholders	$548,907	$(13,195,247)	$468,089

Denominator
Weighted average shares outstanding - basic	4,237,735	4,230,462	3,013,175
Dilutive effect of common stock options and	-	-	19,895
restricted stock awards	-	-	-

Weighted average shares outstanding - diluted	4,237,735	4,230,462	3,033,070

Earnings (loss) per share - basic and diluted
Earnings (loss) per share - basic	$0.13	$(3.12)	$0.16
Effect of dilutive common stock options	-	-	-

Earnings (loss) per share - diluted	$0.13	$(3.12)	$0.16

Outstanding options and warrants to purchase common stock (see Notes 16 and 17) were considered in the computation of diluted earnings per share for the years presented.  Stock options for 310,205, 336,005 and 333,955 shares of common stock were not included in computing diluted earnings per share in 2010, 2009 and 2008, respectively, because their effects were anti-dilutive. Warrants for 499,030 of common stock were not included in computing earnings per share in 2010 and 2009, because their effects were also anti-dilutive.

Note 13.                      Lease commitments

Certain premises and equipment are leased under various operating leases.  Total rent expense charged to operations was $480,000, $435,000 and $455,000 in 2010, 2009 and 2008, respectively.  At December 31, 2010, the minimum total rental commitment under such non-cancelable operating leases was as follows:

2011	$419,000
2012	431,000
2013	446,000
2014	460,000
2015	472,000
Thereafter	614,000

$2,842,000

Note 14.                      Commitments and contingencies

Off-balance-sheet risk – The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the financial statements.  The contract amounts of these instruments reflect the extent of involvement that the Company has in particular classes of instruments.

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

At December 31, 2010, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk:

	Contract	Contract
	Amount	Amount
	2010	2009

Undisbursed credit lines	$43,683,000	$49,621,000
Commitments to extend or originate credit	12,014,000	19,078,000
Standby letter of credit	3,543,000	4,177,000

Total commitments to extend credit	$59,240,000	$72,876,000

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

Concentrations of credit risk – All of the Company’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area.  Although the Company is building a diversified loan portfolio, a substantial portion of its clients’ ability to honor contracts is reliant upon the economic stability of the Richmond, Virginia area, including the real estate markets in the area.  The concentrations of credit by type of loan are set forth in Note 5.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.

Memorandums of Understanding – In December 2010, the Bank entered into a Memorandum of Understanding with the Federal Deposit Insurance Corporation (“FDIC”) and the Virginia Bureau of Financial Institutions (the “BFI”); in February 2011, the Company entered into an additional Memorandum of Understanding with the Federal Reserve and the BFI.  Among other things, the Memorandums of Understanding require us to develop and submit plans to reduce improve our loan portfolio, reducing our commercial real estate concentration, maintain an appropriate allowance for loan losses, review our management performance, and correct certain violations of law.  In particular, the Company must take corrective action regarding the Company’s sale of its headquarters building at the Watkins Centre to the Bank, which the Reserve Bank has determined was not permitted under Section 23A of the Federal Reserve Act.  This transaction had allowed the Company to repay the outstanding mortgage loan on the building, thereby reducing interest expense and increasing earnings on a consolidated basis; as a result, any corrective action could have an adverse impact on the Company’s results of operations.  The Company has provided a plan to the Federal Reserve which provides that the Company will seek to borrow funds to repurchase the building or effect a sale lease-back transaction with a third party, but cannot know at this time what corrective measure will be taken or what the impact will be.  In addition, the Memorandums of Understand require us to limit asset growth to no more than 5% per year and maintain certain capital ratios higher than those required to be considered “well capitalized.”  The Company has also agreed not to declare or pay and dividends on common stock or preferred stock, including the TARP preferred, or make any payments on its trust preferred securities.

While subject to the Memorandums of Understanding, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with the terms.  In addition, certain provisions of the Memorandums of Understanding described above could adversely impact the Company’s businesses and results of operations.

There is also no guarantee that we will successfully address our regulators’ concerns in the Memorandums of Understanding or that we will be able to comply with it.  If we do not comply with the Memorandums of Understanding, we could be subject to further regulatory enforcement actions.

Note 15.                      Comprehensive income

The components of the change in other comprehensive income and related tax effects related to investment securities available for sale are as follows:

	2010	2009	2008

Unrealized holding gains on investment securities available for sale	$274,840	$148,827	$278,159
Reclassification adjustment for gains realized in income	(768,551)	(329,183)	(23,194)
Change in net unrealized gains before tax effect	(493,711)	(180,356)	254,965
Tax effect	167,862	61,321	(86,688)
Change in net unrealized gain on investment securities available
for sale, net of reclassification and tax effect	$(325,849)	$(119,035)	$168,277

Note 16.                      Stockholders’ equity and regulatory matters

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

Quantitative measures are established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 Capital to average assets (the Leverage ratio).  Management believes that as of December 31, 2010, the Bank meets all capital adequacy requirements to which it is subject.

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  The Bank meets the criteria to be categorized as a “well capitalized” institution as of December 31, 2010.  In addition, in December 2010 the Bank entered into a memorandum of understanding with the FDIC that it must maintain a leverage ratio of more than 8% and a total capital to risk-weighted assets ratio of more than 11.5%.  The Bank also met this criteria as of December 31, 2010

The capital amounts and ratios at December 31, 2010 and 2009 for the Company and the Bank are presented in the table below:

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2010
Total capital (to risk-
weighted assets)
Consolidated	$63,358,000	13.46%	$37,653,000	8.00%	$47,066,000	10.00%
Village Bank	56,602,000	12.11%	37,403,000	8.00%	46,753,000	10.00%

Tier 1 capital (to risk-
weighted assets)
Consolidated	57,458,000	12.21%	18,826,000	4.00%	28,240,000	6.00%
Village Bank	50,740,000	10.85%	18,701,000	4.00%	28,052,000	6.00%

Leverage ratio (Tier 1
capital to average
assets)
Consolidated	57,458,000	9.63%	23,871,000	4.00%	29,838,000	5.00%
Village Bank	50,740,000	8.76%	23,178,000	4.00%	28,972,000	5.00%

December 31, 2009
Total capital (to risk-
weighted assets)
Consolidated	$62,978,000	12.55%	$40,149,000	8.00%	$50,186,000	10.00%
Village Bank	54,796,000	11.33%	38,705,000	8.00%	48,382,000	10.00%

Tier 1 capital (to risk-
weighted assets)
Consolidated	56,668,000	11.29%	20,707,400	4.00%	30,112,000	6.00%
Village Bank	48,693,000	10.06%	19,353,000	4.00%	29,029,000	6.00%

Leverage ratio (Tier 1
capital to average
assets)
Consolidated	56,668,000	9.21%	24,607,000	4.00%	30,759,000	5.00%
Village Bank	48,693,000	8.24%	23,643,000	4.00%	29,554,000	5.00%
In addition, banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s regulatory agencies.  Such dividends are limited to the lesser of the Bank’s accumulated retained earnings.

In December 2010, the Bank entered into a Memorandum of Understanding with the FDIC and the BFI.  Pursuant to the Memorandum of Understanding, the Bank agreed to provide certain reports and to:

•
eliminate from its books, by charge-offs or collections, all assets or portions of assets classified “Loss” and 50 percent of those assets classified “Doubtful” in the regulatory examination reports that have not been previously collected or charged-off;

•
submit to the FDIC and the BFI specific plans and proposals to effect the reduction and improvement of any loans or lines of credit which are adversely classified in the regulatory examination reports or any internal or external loan review, and which aggregate $500,000 or more;

•
not extend, directly or indirectly, any additional credit to or for the benefit of any borrower who is obligated in any manner to the Bank on any extension of credit or portion thereof that has been charged off by the Bank or classified Loss or Doubtful in any report of examination, so long as such credit remains uncollected;

•	enhance the formal loan review program to provide accurate and timely identification of problem loans;
•
formulate a management plan that shall contain a review of each existing officer’s performance, abilities and assignments to positions within the Bank, the need, if any, for personnel outside the Bank, and an organizational chart and written job descriptions for personnel in the supervisory, administrative, and accounting functions;

•	review and update the written profit and strategic plan;
•	adopt a written plan for monitoring and reducing the Commercial Real Estate (CRE) concentration;
•
maintain the Allowance for Loan and Lease Losses at a level that is appropriate to cover estimated losses on individually evaluated loans determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan portfolio;

•	limit asset growth to no more than five (5) percent per annum;
•	incorporate within the Bank’s Contingency Funding Plan certain recommendations contained in the regulatory examination reports;
•	maintain a Tier 1 Leverage Capital Ratio of not less than eight (8) percent and a Total Risk-Based Capital Ratio of not less than 11.5 percent;
•	take steps necessary, consistent with sound banking practices, to correct all violations of law and regulations cited in the regulatory examination reports;
•	not pay any cash dividends without the prior written consent of the FDIC and BFI; and
•	furnish written quarterly progress reports to the FDIC and BFI detailing steps taken to comply with the various provisions of the Memorandum of Understanding.

In February 2011, the Company also entered into a Memorandum of Understanding with the Federal Reserve Bank of Richmond (the “Reserve Bank”) and the BFI.  Pursuant to this Memorandum of Understanding, the Company must submit to the Reserve Bank and the BFI acceptable policies and procedures to ensure that the Company does not violate Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve, which governs transactions between the Company and the Bank.  In addition, the Company will not, without prior written approval of the Reserve Bank and the BFI:

•	declare or pay any dividends on its common stock or preferred stock;
•	take dividends or any other form of payment representing a reduction in capital from the Bank;
•	make any payments on trust preferred securities;
•	incur, increase, repay, refinance or guarantee any debt; or
•	purchase or redeem any shares of its stock.

The Company also must notify the Reserve Bank and the BFI prior to using its cash assets other than (i) investment in obligations or equity of the Bank, (ii) investment in short-term, liquid assets or (iii) its normal and customary expenses, including regularly scheduled interest payments on existing debt.

Both Memorandums require the Company to furnish written quarterly progress reports to the Supervisory Authorities detailing steps taken to comply with their various provisions.  Management believes that it is currently or is in the process of being in full compliance with all of the items in the Memorandums and has met all reporting requirements.

Note 17.                      Stock incentive plan

In accordance with accounting standards the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost is recognized over the period during which an employee is required to provide service in exchange for the award rather than disclosed in the financial statements.  During the years ended December 31, 2009 and 2008 the Company granted 3,000 and 150,680 stock options, respectively, and the total expense of these grants to be recognized over the three year vesting period was $8,151 in 2009.  The stock options to acquire 150,680 shares granted during 2008 are related to the purchase of River City Bank and the value of these options of $489,481 was included as part of the purchase price.

The following table summarizes options outstanding under the stock incentive plan at the indicated dates:

	Year Ended December 31,
	2010				2009
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	336,005	$9.58	$4.75		333,955	$9.63	$4.77
Granted	-	-	-		3,000	4.45	2.86
Forfeited	(25,800)	10.77	5.02		(950)	10.78	5.90
Exercised	-	-	-		-	-	-
Options outstanding,
end of period	310,205	$9.48	$4.73	$-	336,005	$9.58	$4.75	$-
Options exercisable,
end of period	291,350				300,900

	Year Ended December 31,
	2008
		Weighted
		Average
		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value

Options outstanding,
beginning of period	247,410	$10.06	$4.69
Granted	150,680	8.49	4.86
Forfeited	(4,250)	12.23	5.14
Exercised	(59,885)	8.36	4.64	20,923
Options outstanding,
end of period	333,955	$9.36	$4.77	$-
Options exercisable,

The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the years indicated:

	Year Ended December 31,
	2009	2008

Risk-free interest rate	3.46%	2.88%
Dividend yield	0%	0%
Expected weighted average term	7 years	7 years
Volatility	50%	50%

The following table summarizes information about stock options outstanding at December 31, 2010:

	Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$7.68 - $9.24	135,030	3.9	$7.14	119,175	$7.24
$11.20 - $13.96	175,175	5.2	11.50	175,175	11.50

	310,205	4.6	9.60	294,350	9.77

During the first quarter of 2007, the Company granted to certain officers 5,725 restricted shares of common stock and 5,725 performance shares of common stock with a weighted average fair market value of $15.95 at the date of grant.  During the second quarter an additional 175 restricted shares of common stock and 175 performance shares of common stock were granted with a weighted average fair market value of $16.75 at the date of grant.  These restricted stock awards have three-year graded vesting and the performance shares cliff vest at the end of three years.  The number of performance shares that ultimately vest is dependent upon achieving specific performance targets.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The restricted shares vested during the first quarter of 2010 while the performance shares did not meet the target and subsequently did not vest.  During the first quarter of 2009, we granted to certain officers 26,592 restricted shares of common stock with a weighted average fair market value of $4.60 at the date of grant.  These restricted stock awards have three-year graded vesting.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The total number of shares underlying non-vested restricted stock and performance share awards was 11,198 and 27,219 at December 31, 2010 and 2009, respectively.

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of December 31, 2010 and 2009 was $124,788 and $324,051, respectively.  The time based unamortized compensation of $124,788 is expected to be recognized over a weighted average period of 1.07 years.  There were 1,092 and 350 forfeitures of restricted stock awards in 2009 and 2008, respectively, and none in 2010.

Stock-based compensation expense was $95,962, $157,699 and $65,886 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 18.                      Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate was 2.41% and 2.40% at December 31, 2010 and 2009, respectively.  The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  No amounts have been redeemed at December 31, 2010 and there are no plans to do so.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 19.                      Retirement plans

401K Plan:  The Bank provides a qualified 401K plan to all eligible employees which is administered through the Virginia Bankers Association Benefits Corporation.  Employees are eligible to participate in the plan after three months of employment.  Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction.  Due to the recent economic conditions the Bank ceased it matching program in 2009.  Prior to 2009 the Bank provided a matching contribution of $.50 for every $1.00 the participant contributes up to the first 4% of their salary.  Participants were fully vested in their own contributions and vested equally over three years of service in the Bank’s matching contributions.  Total contributions to the plan for the year ended December 31, 2008 was $107,918.

Supplemental Executive Retirement Plan:  The Bank established the Village Bank Supplemental Executive Retirement Plan (the “SERP”) on January 1, 2005 to provide supplemental retirement income to certain executive officers as designated by the Personnel Committee and approved by the Board of Directors.  The SERP is an unfunded employee pension plan under the provisions of ERISA.  An eligible employee, once designated by the Committee and approved by the Board of Directors in writing to participate in the SERP, becomes a participant in the SERP 60 days following such approval (unless an earlier participation date is approved).  There are currently five executive officers who participate in the SERP.  The retirement benefit to be received by a participant is determined by the Committee and approved by the Board of Directors and is payable in equal monthly installments over a 15 year period, commencing on the first day of the month following a participant’s retirement or termination of employment, provided the participant has been employed by the Bank for a minimum of 10 years (6 years in the case of one participant).  The Personnel Committee, in its sole discretion, may choose to treat a participant who has experienced a termination of employment on or after attaining age 65 but prior to completing his service requirement as having completed his service requirement.  At December 31, 2010 and 2009, the Bank’s liability under the SERP was $924,767 and $963,122, respectively, and expense for the years ended December 31, 2010, 2009 and 2008 was to $160,124, $266,829 and $112,459, respectively.  The increase in cash surrender value of the BOLI related to the participants was $440,763, $331,980 and $81,101 for the years ended December 31, 2010, 2009 and 2008, respectively.

Directors’ Deferral Plan:  The Bank established the Village Bank Outside Directors Deferral Plan (the “Directors Deferral Plan”) on January 1, 2005 under which non-employee Directors of Village Bank have the opportunity to defer receipt of all or a portion of certain compensation until retirement or departure from the Board of Directors.  Deferral of compensation under the Directors Deferral Plan is voluntary by non-employee Directors and to participate in the plan a director must file a deferral election as provided in the plan.  A Director shall become an active participant with respect to a plan year (as defined in the plan) only if he is expected to have compensation during the plan year and he timely files a deferral election.  A separate account is established for each participant in the plan and each account shall, in addition to compensation deferred at the election of the participant, be credited with interest on the balance of the account, the rate of such interest to be established by the Board of Directors in its sole discretion at the beginning of each plan year.  At December 31, 2010 and 2009, the Bank’s liability under the Directors Deferral Plan was $459,386 and $367,413, respectively, and expense for the years ended December 31, 2009, 2008 and 2007 was $91,973, $103,941 and $82,599, respectively.

Note 20.  Fair Value

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

The Company used the following methods to determine the fair value of each type of financial instrument:

Investment securities: The fair value of investment securities held-to-maturity and available-for-sale is estimated based on quoted prices for similar assets or liabilities determined by bid quotations received from independent pricing services (Levels 1 and 2).

Residential loans held for sale: The fair value of loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).

Impaired loans: The fair values of impaired loans are measured for impairment using the fair value of the collateral for collateral-dependent loans on a nonrecurring basis.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than two years old, then a Level 3 valuation is considered to measure the fair value.  The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).  Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below:

	Fair Value Measurement
	at December 31, 2010 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Treasuries	$28,017	$28,017	$-	$-
US Government Agencies	2,889	-	2,889	-
MBS	15,553	-	15,553	-
Municipals	5,723	-	5,723	-
Other available for sale(1)	1,415	-	1,415	-

Financial Assets - Non-Recurring
Impaired loans	20,324	-	12,380	7,944
Real estate owned	12,028	-	-	12,028
Residential loans held for sale	19,872	-	19,872	-

	Fair Value Measurement
	at December 31, 2009 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$47,669	$-	$47,669	$-
MBS	4,178	-	4,178	-
Municipals	1,027	-	1,027	-
Other available for sale(1)	1,983	-	1,983	-

Financial Assets - Non-Recurring
Impaired loans	25,913	-	15,784	10,129
Real estate owned	-	-	-	11,279
Residential loans held for sale	7,506	-	7,506	-

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

The following tables present the changes in the Level 3 fair value category for the year ended December 31, 2010.

	Impaired	Real Estate
	Loans	Owned	Total Assets
	(In thousands)

Balance at December 31, 2008	$8,528	$2,932	$11,460
Total realized and unrealized gains (losses)
Included in earnings	-	46	46
Included in other comprehensive income	-	-	-
Net transfers in and/or out of Level 3	1,601	8,301	9,902

Balance at December 31, 2009	10,129	11,279	21,408
Total realized and unrealized gains (losses)
Included in earnings	-	(88)	(88)
Included in other comprehensive income	-	-	-
Net transfers in and/or out of Level 3	(2,185)	837	(1,348)

Balance at December 31, 2010	$7,944	$12,028	$19,972

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Company valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and or quarter valuation process.

Cash and cash equivalents – The carrying amount of cash and cash equivalents approximates fair value.

Investment securities – The fair value of investment securities held-to-maturity and available-for-sale is estimated based on quoted prices for similar assets or liabilities determined by bid quotations received from independent pricing services.  The carrying amount of other investments approximates fair value.

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

Borrowings – The fair value of borrowings is based on the discounted value of contractual cash flows using the rates currently offered for borrowings of similar remaining maturities.

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

Off-balance-sheet instruments – The fair value of off-balance-sheet lending commitments is equal to the amount of commitments outstanding at December 31, 2010 of $59,240,000.  This is based on the fact that the Bank generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

	December 31,		December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash and cash equivalents	$12,012,311	$12,012,311	$20,661,820	$20,661,820
Investment securities available for sale	53,597,174	53,597,174	54,857,211	54,857,211
Loans held for sale	19,871,787	19,871,787	7,506,252	7,506,252
Loans	446,555,089	451,155,101	457,046,616	466,271,730
Accrued interest receivable	2,347,211	2,347,211	3,366,718	3,366,718

Financial liabilities
Deposits	499,012,193	501,222,836	498,285,124	500,979,984
FHLB borrowings	28,750,000	28,883,669	29,000,000	29,011,904
Trust preferred securities	8,764,000	8,764,000	8,764,000	8,764,000
Other borrowings	4,165,430	4,165,430	14,829,521	14,783,055
Accrued interest payable	404,801	404,801	501,069	501,069

Note 21.                      Parent corporation only financial statements

Village Bank and Trust Financial Corp.
(Parent Corporation Only)
Balance Sheets
December 31, 2010 and 2009

	2010	2009
Assets
Cash and due from banks	$3,725,925	$2,835,334
Investment in subsidiaries	50,365,911	48,669,651
Investment in special purpose subsidiary	264,000	264,000
Premises and equipment, net	1,799,798	14,564,323
Prepaid expenses and other assets	4,367,503	6,215,109

	$60,523,137	$72,548,417

Liabilities and Stockholders' Equity
Liabilities
Long-tern debt - trust preferred securities	$8,764,000	$8,764,000
Payable to subsidiary	3,093,720	3,203,546
Other borrowings	-	11,943,873
Other liabilities	345,223	788,907
Total liabilities	12,202,943	24,700,326

Stockholders' equity
Preferred stock	58,952	58,952
Common stock	16,953,664	16,922,512
Additional paid-in capital	40,633,581	40,568,771
Retained earnings (deficit)	(9,192,552)	(9,741,459)
Warrant surplus	732,479	732,479
Discount on preferred stock	(492,456)	(636,959)
Accumulated other comprehensive loss	(373,474)	(56,205)
Total stockholders' equity	48,320,194	47,848,091

	$60,523,137	$72,548,417

Village Bank and Trust Financial Corp.
(Parent Corporation Only)
Statements of Operations
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Noninterest income
Rental income	$871,600	$881,496	$265,515
Other income	28,426	-	-
Total noninterest income	900,026	881,496	265,515

Expenses
Interest	910,009	978,634	708,020
Occupancy	565,463	636,053	232,612
Equipment	25,119	19,767	7,140
Advertising and marketing	1,078	717	4,468
Supplies	48,825	51,426	52,951
Legal	4,795	22,126	897
Audit and accounting	-	6,719	-
Other outside services	66,820	39,676	17,050
Insurance	12,431	15,195	6,065
Telephone	-	-	44,942
Other	28,958	52,680	21,788
Total expenses	1,663,498	1,822,993	1,095,933
Net loss before undistributed
equity in subsidiary	(763,472)	(941,497)	(830,418)

Undistributed equity in subsidiary	1,917,569	(12,782,126)	1,016,165

Net income before income taxes	1,154,097	(13,723,623)	185,747
Income tax benefit	(276,212)	(1,118,534)	(282,342)

	$1,430,309	$(12,605,089)	$468,089

Village Bank and Trust Financial Corp.
(Parent Corporation Only)
Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash Flows from Operating Activities
Net income	$1,430,309	$(12,605,096)	$468,089
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	14,525	392,150	9,012
Undistributed earnings of subsidiary	(1,917,569)	12,782,126	(1,016,165)
(Increase) decrease in other assets	1,847,606	(4,951,161)	293,101
Increase (decrease) in other liabilities	(553,508)	2,947,919	1,335,642
Net cash provided by operations	821,363	(1,434,062)	1,089,679

Cash Flows from Investing Activities
Payments for investments in and advances to subsidiaries	-	(10,000,000)	(20,108,076)
Proceeds from sale of premises and equipment	12,750,000	-	-
Purchase of premises and equipment	-	(367,581)	(7,913,499)
Net cash used in operations	12,750,000	(10,367,581)	(28,021,575)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	-	14,738,000	-
Proceeds from issuance of common stock	-	-	18,068,960
Net increase (decrease) in other borrowings	(11,943,873)	(327,998)	9,435,781
Dividends on preferred stock	(736,899)	(494,632)
Net cash provided by operations	(12,680,772)	13,915,370	27,504,741

Net increase in cash	890,591	2,113,727	572,845
Cash, beginning of period	2,835,334	721,617	148,772

Cash, end of period	$3,725,925	$2,835,344	$721,617

Note 22.                      Selected quarterly financial data (unaudited)

Condensed quarterly financial data is shown as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
Interest income	$7,460,596	$7,516,359	$7,660,280	$7,544,603
Interest expense	3,044,787	2,814,763	2,619,204	2,406,659
Net interest income before
provision for loan losses	4,415,809	4,701,596	5,041,076	5,137,944
Provision for loan losses	500,000	1,240,000	1,410,000	1,692,000
Gain on sale of loans	1,204,363	1,633,861	1,922,868	2,242,781
Fees and other noninterest
income	1,005,674	1,352,864	739,607	888,649
Noninterest expenses	5,386,696	5,751,684	5,787,322	6,377,454
Income tax (benefit)	251,311	236,856	172,117	51,343
Net income	487,839	459,781	334,112	148,577
Earnings per share
Basic	$0.06	$0.06	$0.03	$(0.02)
Diluted	$0.06	$0.06	$0.03	$(0.02)

2009
Interest income	$8,353,428	$8,427,816	$8,334,206	$8,080,523
Interest expense	4,446,762	4,259,921	4,009,344	3,691,652
Net interest income before
provision for loan losses	3,906,666	4,167,895	4,324,862	4,388,871
Provision for loan losses	1,100,000	3,100,000	6,000,000	3,020,000
Gain on sale of loans	943,116	1,509,971	1,842,129	1,532,790
Fees and other noninterest
income	513,270	525,773	552,101	865,950
Noninterest expenses	4,376,899	5,803,529	4,916,631	13,240,817
Income tax (benefit)	(38,708)	(917,962)	(1,427,260)	(1,495,456)
Net income	(75,139)	(1,781,928)	(2,770,279)	(7,977,750)
Earnings per share
Basic	$(0.02)	$(0.45)	$(0.70)	$(1.95)
Diluted	$(0.02)	$(0.45)	$(0.70)	$(1.95)

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management’s Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2010.  This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

March 18, 2011
Date

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be disclosed in this Item 10 is contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.           EXECUTIVE COMPENSATION

The information required to be disclosed in this Item 11 is contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed in this Item 12 is contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

The information required to be disclosed in this Item 13 is contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in this Item 14 is contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
The following consolidated financial statements and reports are included in Part II, Item 8, of this report on Form 10K.

Report of Independent Registered Public Accounting Firm (BDO Seidman)
Consolidated Balance Sheets – December 31, 2010 and 2009
Consolidated Statements of Income – Years Ended December 31, 2010, 2009 and 2008 Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income – Years
Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows – Years Ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

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

10.3	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-KSB for the year ended December 31, 2004.*

10.4	Form of Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-KSB for the year ended December 31, 2004. *

10.5
Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Corp. and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.

10.6
Side Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Crop. and the United States Department of the Treasury, incorporated by reference to Exhibit 10.2 of the Current Report of Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.

10.7	Form of Senior Executive Officer Waiver, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.*

10.8	Form of Senior Executive Officer Consent Letter, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.*

10.9	Outside Directors Deferral Plan, dated January 1, 2005.*

10.10	Supplemental Executive Retirement Plan, dated January 1, 2005. *

21	Subsidiaries of Village Bank and Trust Financial Corp.

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Financial Officer.

32	Section 906 Certification.

99.1	TARP Certification by Chief Executive Officer.

99.2	TARP Certification by Chief Financial Officer.

* Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: March 18, 2011	By:	/s/ Thomas W. Winfree
Thomas W. Winfree
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas W. Winfree Thomas W. Winfree	President and Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2011
/s/ C. Harril Whitehurst, Jr. C. Harril Whitehurst, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2011
/s/ R.T. Avery, III R.T. Avery, III	Director	March 18, 2011
/s/ Donald J. Balzer, Jr. Donald J. Balzer, Jr.	Director and Vice Chairman of the Board	March 18, 2011
/s/ Craig D. Bell Craig D. Bell	Director and Chairman of the Board	March 18, 2011
/s/ William B. Chandler William B. Chandler	Director	March 18, 2011
/s/ R. Calvert Esleeck, Jr. R. Calvert Esleeck, Jr.	Director	March 18, 2011

Signature	Title	Date
/s/ George R. Whittemore George R. Whittemore	Director	March 18, 2011
/s/ Michael L Toalson Michael L. Toalson	Director	March 18, 2011
/s/ O. Woodland Hogg, Jr. O. Woodland Hogg, Jr.	Director	March 18, 2011
/s/ Michael A. Katzen Michael A. Katzen	Director	March 18, 2011
/s/ Charles E. Walton Charles E. Walton	Director	March 18, 2011
/s/ John T. Wash, Sr. John T. Wash, Sr.	Director	March 18, 2011

EXHIBIT LIST

Exhibit
Number	Description

3.1	Articles of Incorporation of Village Bank and Trust Financial Corp. restated in electronic format only as of May 18, 2005.

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

10.3	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-KSB for the year ended December 31, 2004.*

10.4	Form of Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-KSB for the year ended December 31, 2004. *

10.5
Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Corp. and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.

10.6
Side Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Crop. and the United States Department of the Treasury, incorporated by reference to Exhibit 10.2 of the Current Report of Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.

10.7	Form of Senior Executive Officer Waiver, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.*

10.8	Form of Senior Executive Officer Consent Letter, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.*

10.9	Outside Directors Deferral Plan, dated January 1, 2005.*

10.10	Supplemental Executive Retirement Plan, dated January 1, 2005. *

21	Subsidiaries of Village Bank and Trust Financial Corp.

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Financial Officer.

32	Section 906 Certification.

99.1	TARP Certification by Chief Executive Officer.

99.2	TARP Certification by Chief Financial Officer.

* Management contracts and compensatory plans and arrangements.