Form 10-Q
period 2011-03-31
Village Bank & Trust Financial Corp.
filed 2011-05-16
CIK 1290476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from ______ to ______

__________

Commission file number: 0-50765

VILLAGE BANK AND TRUST FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation)	16-1694602 (IRS Employer Identification No.)

15521 Midlothian Turnpike, Midlothian, Virginia (Address of principal executive offices)	23113 (Zip Code)

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

4,243,378 shares of common stock, $4.00 par value, outstanding as of May 8, 2011

Village Bank and Trust Financial Corp.
Form 10-Q

TABLE OF CONTENTS

Part I – Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2011 (unaudited) and December 31, 2010	3

Consolidated Statements of Income
For the Three Months Ended
March 31, 2011 and 2010 (unaudited)	4

Consolidated Statements of Stockholders’ Equity
For the Three Months Ended
March 31, 2011 and 2010 (unaudited)	5

Consolidated Statements of Cash Flows
For the Three Months Ended
March 31, 2011 and 2010 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	41

Part II – Other Information

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. (Removed and Reserved)	42

Item 5. Other Information	42

Item 6. Exhibits	42

Signatures	43

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$12,765,062	$9,390,377
Federal funds sold	8,751,212	2,621,934
Investment securities available for sale	81,810,230	53,597,174
Loans held for sale	8,629,602	19,871,787
Loans
Outstandings	442,720,243	453,242,950
Allowance for loan losses	(7,434,283)	(7,311,712)
Deferred fees and costs	666,247	623,851
	435,952,207	446,555,089
Premises and equipment, net	27,416,915	27,437,452
Accrued interest receivable	2,536,961	2,347,211
Bank owned life insurance	5,917,952	5,871,765
Other real estate owned	13,505,097	12,028,111
Other assets	10,978,196	12,058,315

	$608,263,434	$591,779,215

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing	$46,035,898	$41,036,262
Interest bearing	458,923,419	457,975,931
Total deposits	504,959,317	499,012,193
Federal Home Loan Bank advances	38,750,000	28,750,000
Long-term debt - trust preferred securities	8,764,000	8,764,000
Other borrowings	5,241,499	4,165,430
Accrued interest payable	454,712	404,801
Other liabilities	1,934,474	2,362,597
Total liabilities	560,104,002	543,459,021

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference,
1,000,000 shares authorized, 14,738 shares issued and outstanding	58,952	58,952
Common stock, $4 par value - 10,000,000 shares authorized
4,243,378 shares issued and oustanding at March 31, 2011
4,238,416 shares issued and outstanding at December 31,2010	16,973,512	16,953,664
Additional paid-in capital	40,643,345	40,633,581
Retained earnings (deficit)	(9,327,890)	(9,192,552)
Common stock warrant	732,479	732,479
Discount on preferred stock	(456,099)	(492,456)
Accumulated other comprehensive loss	(464,867)	(373,474)
Total stockholders' equity	48,159,432	48,320,194

	$608,263,434	$591,779,215

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest income
Loans	$7,040,768	$7,089,244
Investment securities	300,326	357,120
Federal funds sold	18,323	14,232
Total interest income	7,359,417	7,460,596

Interest expense
Deposits	2,038,876	2,510,967
Borrowed funds	282,691	533,820
Total interest expense	2,321,567	3,044,787

Net interest income	5,037,850	4,415,809
Provision for loan losses	1,003,000	500,000
Net interest income after provision for loan losses	4,034,850	3,915,809

Noninterest income
Service charges and fees	372,950	407,689
Gain on sale of loans	1,372,678	1,171,954
Gain on sale of assets	63,125	242,936
Rental income	151,937	103,671
Other	94,518	227,720
Total noninterest income	2,055,208	2,153,970

Noninterest expense
Salaries and benefits	3,050,116	2,767,389
Occupancy	493,224	509,918
Equipment	220,070	217,724
Supplies	116,159	134,362
Professional and outside services	566,354	522,809
Advertising and marketing	122,839	89,626
Expenses related to foreclosed real estate	462,316	209,828
FDIC insurance premium	333,208	292,168
Other operating expense	533,652	586,805
Total noninterest expense	5,897,938	5,330,629

Net income before income taxes	192,120	739,150
Income tax expense	109,400	251,311

Net income	82,720	487,839

Preferred stock dividends and accretion of discount	218,058	217,688

Net income (loss) available to common shareholders	$(135,338)	$270,151

Earnings (loss) per share, basic	$(0.03)	$0.06
Earnings (loss) per share, diluted	$(0.03)	$0.06

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
and Comprehensive Income
Three Months Ended March 31, 2011 and 2010
(Unaudited)

							Accumulated
			Additional	Retained		Discount on	Other
	Preferred	Common	Paid-in	Earnings		Preferred	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Stock	Income (loss)	Total

Balance, December 31, 2010	$58,952	$16,953,664	$40,633,581	$(9,192,552)	$732,479	$(492,456)	$(373,474)	$48,320,194
Amortization of preferred stock							-	-
discount	-			(36,357)	-	36,357		-
Preferred stock dividend	-	-		(181,701)	-	-	-	(181,701)
Issuance of common stock	-	19,848	(19,848)	-	-	-	-	-
Stock based compensation			29,612					29,612
Minimum pension adjustment
(net of income taxes of $1,105)	-	-	-	-	-	-	2,145	2,145
Net income	-	-	-	82,720	-	-	-	82,720
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	(93,538)	(93,538)
Total comprehensive income	-	-	-	-	-	-	-	(8,673)

Balance, March 31, 2011	$58,952	$16,973,512	$40,643,345	$(9,327,890)	$732,479	$(456,099)	$(464,867)	$48,159,432

Balance, December 31, 2009	$58,952	$16,922,512	$40,568,771	$(8,647,731)	$732,479	$(636,959)	$(56,205)	$48,941,819
Amortization of preferred stock							-	-
discount	-	-		(35,988)	-	35,988		-
Preferred stock dividend	-	-		(181,700)	-	-	-	(181,700)
Issuance of common stock	-	-		-	-	-	-	-
Stock based compensation			30,044					30,044
Minimum pension adjustment								-
(net of income taxes of $1,105)	-	-	-	-	-	-	2,145	2,145
Net income	-	-	-	487,839	-	-	-	487,839
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	80,871	80,871
Total comprehensive income	-	-	-	-	-	-	-	570,855

Balance, March 31, 2010	$58,952	$16,922,512	$40,598,815	$(8,377,580)	$732,479	$(600,971)	$26,811	$49,361,018

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Cash Flows from Operating Activities
Net income	$82,720	$487,839
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	350,499	315,000
Deferred income taxes	(3,710,085)	(4,046,825)
Provision for loan losses	1,003,000	500,000
Write-down of other real estate owned	362,237	43,000
Gain on securities sold	(63,125)	(108,213)
Gain on loans sold	(1,372,678)	(1,171,954)
(Gain) loss on sale of premises and equipment	-	(242,936)
Gain on sale of other real estate owned	(6,467)	(68,475)
Stock compensation expense	29,612	30,044
Proceeds from sale of other real estate owned	555,152	1,568,051
Proceeds from sale of mortgage loans	55,513,663	49,053,958
Origination of mortgage loans for sale	(42,898,800)	(50,901,191)
Amortization of premiums and accrection of discounts on securities, net	26,737	209,813
(Increase) decrease in interest receivable	(189,750)	834,122
Increase in bank owned life insurance	(46,187)	(57,250)
(Increase) decrease in other assets	4,840,536	4,326,703
Increase (decrease) in interest payable	49,911	(17,501)
Decrease in other liabilities	(428,122)	(274,734)
Net cash used in operating activities	14,098,853	479,451

Cash Flows from Investing Activities
Purchases of available for sale securities	(54,960,337)	(2,950,740)
Proceeds from the sale of calls of available for sale securities	803,100	299,054
Proceeds from maturities and principal payments of available for sale securities	25,838,844	16,162,000
Net increase in loans	7,211,973	154,043
Purchases of premises and equipment	(329,962)	(335,423)
Proceeds from sale of premises and equipment	-	377,321
Net cash (used in) provided by investing activities	(21,436,382)	13,706,255

Cash Flows from Financing Activities
Net increase (decrease) in deposits	5,947,124	12,692,158
Net increase (decrease) in federal home loan bank advances	10,000,000
Net increase (decrease) in other borrowings	1,076,069	(358,791)
Dividends on preferred stock	(181,701)	(181,700)
Net cash provided by financing activities	16,841,492	12,151,667

Net increase in cash and cash equivalents	9,503,963	26,337,373
Cash and cash equivalents, beginning of period	12,012,311	20,661,820

Cash and cash equivalents, end of period	$21,516,274	$46,999,193

Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$2,387,908	$978,635

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three month period ended March 31, 2011 is not necessarily indicative of the results to be expected for the full year ending December 31, 2011.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

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

Note 3 – Earnings (loss) per common share

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2011	2010
Numerator
Net income (loss) - basic and diluted	$82,720	$487,839
Preferred stock dividend and accretion	218,058	217,689
Net income (loss) available to common
shareholders	$(135,338)	$270,150

Denominator
Weighted average shares outstanding - basic	4,241,945	4,230,628
Dilutive effect of common stock options and
restricted stock awards	-	-

Weighted average shares outstanding - diluted	4,241,945	4,230,628

Earnings (loss) per share - basic and diluted
Earnings (loss) per share - basic	$(0.03)	$0.06
Effect of dilutive common stock options	-	-

Earnings (loss) per share - diluted	$(0.03)	$0.06

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented.  Stock options for 310,205 and 336,005 shares of common stock were not included in computing diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively, because their effects were anti-dilutive.  Warrants for 499,029 shares of common stock were not included in computing earnings per share in 2011 and 2010 because their effects were also anti-dilutive.

Note 4 – Loans and Allowance for Loan Losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%

Commercial	$35,415	8.0%	$37,228	8.2%
Real estate - Construction, land development & other loans	87,933	19.9%	90,773	20.0%
Real estate - Commercial	166,207	37.5%	173,227	38.2%
Real estate - 1-4 Residential	147,696	33.4%	146,647	32.4%
Consumer	5,469	1.2%	5,368	1.2%

Total loans	442,720	100.0%	453,243	100.0%
Deferred loan cost (unearned income), net	666		624
Less: Allowance for loan losses	(7,434)		(7,312)

Total loans, net	$435,952		$446,555

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

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Commercial	$28,477,734	$2,927,082	$3,486,526	$523,868	$35,415,210
Real estate - Construction, land development & other loans	59,664,988	3,750,564	24,516,852	-	87,932,404
Real estate - Commercial	116,749,553	23,635,110	25,629,443	193,251	166,207,357
Real estate - 1-4 Residential	131,407,250	5,892,408	10,232,721	163,825	147,696,204
Consumer	4,313,495	745,905	302,702	106,966	5,469,068

Total loans	$340,613,020	$36,951,069	$64,168,244	$987,910	$442,720,243

The following table presents the aging of the recorded investment in past due loans and leases as of March 31, 2011:

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Commercial	$381,958	$381,974	$11,926	$775,858	$34,639,352	$35,415,210	$11,926
Real estate - Construction, land development & other loans	4,017,664	196,564	-	4,214,228	83,718,176	87,932,404	-
Real estate - Commercial	3,517,265	268,443	173,213	3,958,921	162,248,436	166,207,357	173,213
Real estate - 1-4 Residential	5,503,828	1,625,973	228,175	7,357,976	140,338,228	147,696,204	228,175
Consumer	106,659	-	26,574	133,233	5,335,835	5,469,068	26,574

Total	$13,527,374	$2,472,954	$439,888	$16,440,216	$426,280,027	$442,720,243	$439,888

Loans are considered impaired when, based on current information and events it is probably the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans at March 31, 2011 are set forth in the following table.

		Recorded Investment
	Unpaid			Recorded
	Contractual	Total	Recorded	Investment		Recorded
	Principal	Recorded	Investment	With No	Related	Average
Description of Loans	Balance	Investment	with Allowance	Allowance	Allowance	Investment

Commercial	$3,128,283	$2,936,225		$2,936,225		$2,342,004
Real estate - Construction, land development & other loans	7,937,685	6,793,373	$372,155	6,421,218	$50,000	5,726,924
Real estate - Commercial	2,032,248	1,603,604		1,603,604		5,589,010
Real estate - 1-4 Residential	7,096,355	6,080,588	236,991	5,843,597	41,500	5,153,596
Consumer	155,854	153,782	-	153,782	-	117,295

	$20,350,425	$17,567,572	$609,146	$16,958,426	$91,500	$18,928,829

Activity in the allowance for loan losses is as follows (in thousands):

		Real estate
		Construction,
		land development	Real estate	Real estate
	Commercial	and other	Commercial	1-4 Residential	Consumer	Total

Balance December 31, 2011	819	2,265	2,899	1,090	239	7,312
Charge-offs	(474)	(83)	(327)	-	-	(884)
Recoveries	2	-		1	-	3
Provision	300	500	203			1,003

March 31, 2011	647	2,682	2,775	1,091	239	7,434

Balance December 31, 2009	710	3,500	4,442	355	1,515	10,522
Charge-offs	(183)	(1,881)	(5,067)	(191)	(1,044)	(8,366)
Recoveries	2	121	187	2	2	314
Provision	290	1,159	2,703	73	617	4,842

December 31, 2011	819	2,899	2,265	239	1,090	7,312

Note 5 – Investment securities

At March 31, 2011 and December 31, 2010, all of our securities were classified as available-for-sale.  The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(Dollars in thousands)

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
March 31, 2011
US Treasuries
One to five years	$36,000	$36,016	-	$(67)	$35,949	0.17%

US Government Agencies
Five to ten years	6,000	5,998	1	(111)	5,888	2.62%

Mortgage-backed securities
One to five years	192	203	-	(7)	196	2.68%
Five to ten years	1,964	2,002	-	(27)	1,975	2.47%
More than ten years	30,489	30,893	169	(208)	30,854	2.89%
Total	32,645	33,098	169	(242)	33,025	2.86%

Municipals
More than ten years	6,000	6,059	-	(290)	5,769	4.69%

Other investments
More than ten years	1,178	1,178	1		1,179	0.67%

Total investment securities	$81,823	$82,349	$171	$(710)	$81,810	1.76%

December 31, 2010
US Treasuries
One to five years	$28,000	$28,017	$-	$-	$28,017	0.22%

US Government Agencies
Five to ten years	3,000	3,000		(111)	3,000	2.00%

Mortgage-backed securities
One to five years	686	703	31	(10)	734	4.90%
More than ten years	14,410	14,796	91	(58)	14,887	2.86%
Total	15,096	15,499	122	(68)	15,621	5.39%

Municipals
More than ten years	6,000	6,060	-	(337)	6,060	4.69%

Other investments
More than ten years	1,418	1,418	-	(3)	1,418	0.69%

Total investment securities	$53,514	$53,994	$122	$(519)	$54,116	2.32%

Investment securities available for sale that have an unrealized loss position at March 31, 2011 and December 31, 2010 are detailed below.

	Securities in a loss		Securities in a loss
	Position for less than		Position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair Value	Unrealized	Fair	Unrealized
March 31, 2011	Value	Losses	(Loss)	Losses	Value	Losses
	(in thousands)
Investment Securities
available for sale

US Government Agencies	$40,337	$(178)	$-	$-	$40,337	$(178)
Mortgage-backed securities	19,598	(230)	396	(11)	19,994	(241)
Municipals	5,769	(290)

Total	$65,704	$(698)	$396	$(11)	$60,331	$(419)

	Securities in a loss		Securities in a loss
	Position for less than		Position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair Value	Unrealized	Fair	Unrealized
	Value	Losses	(Loss)	Losses	Value	Losses
December 31, 2010	(in thousands)

Investment Securities
available for sale

US Treasuries	$30,286	$(114)	$-	$-	$30,286	$(114)
Mortgage-backed securities	7,079	(68)			7,079	(68)
Municipals	5,723	(337)	-	-	5,723	(337)

Total	$43,088	$(519)	$-	$-	$43,088	$(519)

Management does not believe that any individual unrealized loss as of March 31, 2011 and December 31, 2010 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates.  As of March 31, 2011, management does not have the intent to sell any of the securities classified as available for sale and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

Note 6 – Deposits

Deposits as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%

Noninterest bearing demand	$46,035,898	9.12%	$41,036,262	8.22%
Interest checking accounts	36,973,233	7.32%	33,291,777	6.67%
Money market accounts	91,235,718	18.07%	90,156,362	18.07%
Savings accounts	11,828,752	2.34%	10,538,023	2.11%
Time deposits of $100,000 and over	141,987,439	28.12%	140,846,619	28.23%
Other time deposits	176,898,277	35.03%	183,143,150	36.70%

Total	$504,959,317	100.00%	$499,012,193	100.00%

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2011 was 2.45%.  The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  No amounts have been redeemed at March 31, 2011 and there are no plans to do so.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Three Months Ended March 31,
	2011				2010
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	310,205	$9.48	$4.73		336,005	$9.58	$4.75
Granted	-	-	-		-	-	-
Forfeited	-	-			-	-	-
Exercised	-	-	-		-	-	-
Options outstanding,
end of period	310,205	$9.48	$4.73	$-	336,005	$9.58	$4.75	$-
Options exercisable,
end of period	291,350				300,650

During the first quarter of 2009, the Company granted to certain officers 26,592 restricted shares of common stock with a weighted average fair market value of $4.60 at the date of grant.  These restricted stock awards have three-year graded vesting.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The total number of shares underlying non-vested restricted stock and performance share awards was 8,959 and 18,078 at March 31, 2011 and 2010, respectively.

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of March 31, 2010 and 2009 was $95,176 and $212,869 respectively.  The time based unamortized compensation of $95,176 is expected to be recognized over a weighted average period of 0.82 years.

Stock-based compensation expense was $29,612 and $34,044 for the three months ended March 31, 2011 and 2010, respectively.

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

FASB Codification Topic 820: Fair Value Measurements and Disclosures establishes a hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair values hierarch is as follows:

•	Level 1 Inputs — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•
Level 2 Inputs — Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 Inputs- Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods to determine the fair value of each type of financial instrument:

Investment securities: The fair values for investment securities held-to-maturity and available-for-sale is estimated based on quoted prices for similar assets or liabilities determined by bid quotation received from independent pricing services (Levels 1 and 2).

Residential loans held for sale:  The fair value of loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).

Impaired loans: The fair values of impaired loans are measured for impairment using the fair value of the collateral for collateral-dependent loans on a nonrecurring basis. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable.  The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than two years old, then a Level 3 valuation is considered to measure the fair value.  The value of business equipment is based upon an outside appraisal if deemed significant using observable market data.  Likewise, values for inventory and account receivables collateral are based on financial statement balances or aging reports (Level 3).  Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates:

	Fair Value Measurement
	at March 31, 2011 Using
	(in thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Treasuries	$35,949	$35,949	$-	$-
US Government Agencies	5,888	-	5,888	-
MBS	33,025	-	33,025	-
Municipals	5,769	-	5,769	-
Other available for sale(1)	1,179	-	1,179	-

Financial Assets - Non-Recurring
Impaired loans	17,568	-	9,167	8,401
Real estate owned	13,505	-	-	13,505
Residential loans held for sale	8,630	-	8,630	-

	Fair Value Measurement
	at March 31, 2010 Using
	(in thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$33,385	$-	$33,385	$-
MBS	3,903	-	3,903	-
Municipals	2,110	-	1,027	-
Other available for sale(1)	1,970	-	1,970	-

Financial Assets - Non-Recurring
Impaired loans	33,255	-	-	33,255
Real estate owned	10,715	-	-	11,279
Residential loans held for sale	10,525	-	10,525	-

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

The following table presents the changes in the Level 3 fair value category for the period ended March 31, 2011.

	Impaired	Real Estate
	Loans	Owned	Total Assets
	(in thousands)

Balance at December 31, 2010	$8,401	$12,028	$20,429

Total realized and unrealized gains (losses)
Included in earnings	-	6	6
Included in other comprehensive income	-	-	-
Net transfers in and/or out of Level 3	9,167	1,471	10,638

Balance at March 31, 2011	$17,568	$13,505	$31,073

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

Off-balance-sheet instruments –The fair value of off-balance-sheet lending commitments is equal to the amount of commitments outstanding at March 31, 2011 of $70,662,000.  This is based on the fact that the Bank generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

	March 31,		December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash and cash equivalents	$21,516,274	$21,516,274	$12,012,311	$12,012,311
Investment securities available for sale	81,810,230	81,810,230	53,597,174	53,597,174
Loans held for sale	8,629,602	8,629,602	19,871,787	19,871,787
Loans	435,952,207	441,171,086	446,555,089	451,155,101
Accrued interest receivable	2,536,961	2,536,961	2,347,211	2,347,211

Financial liabilities
Deposits	504,959,317	506,940,411	499,012,193	501,222,836
FHLB borrowings	38,750,000	38,996,062	28,750,000	28,883,669
Trust preferred securities	8,764,000	8,764,000	8,764,000	8,764,000
Other borrowings	5,241,499	5,241,499	4,165,430	4,165,430
Accrued interest payable	454,712	454,712	404,801	404,801

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

Note 11 – Commitments and contingencies

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

Note 12 – Recent accounting pronouncements

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

In July 2010, The FASB issued ASU No. 2010-20, Receivables - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, Topic 830.  This ASU requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of(i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period are required for the Company’s consolidated financial statements that include periods beginning on or after January 1, 2011. This ASU required additional disclosures only and did not have an impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASC Update 2011-01 Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  This update temporarily delays the effective date of the disclosures about troubled debt restructuring postponed the effective date of the disclosures about troubled debt restructuring in ASU 2010-20 for public companies.  The delay is intended to allow FASB to complete its deliberations on what constitutes a troubled debt restructuring.  The guidance on both disclosures about troubled debt restructuring and determining what constitutes a troubled debt restructuring will be coordinated and is anticipated to be issued for interim and annual periods after June 15, 2011.

In April 2011, The FASB issued ASU No. 2011-02, Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  Adoption of ASU 2011-02 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Although we were profitable for the year ended December 31, 2010, and the first quarter of 2011, a continuation of the turbulence in significant portions of the global financial markets, particularly if it worsens, could further impact the Company’s performance, both directly by affecting revenues and the value of the Company’s assets and liabilities, and indirectly by affecting the Company’s counterparties and the economy generally.  Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions in the United States.  Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. It is not clear at this time what impact liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been announced or any additional programs that may be initiated in the future will have on the financial markets and the financial services industry.  The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Company.

For the three months ended March 31, 2011, the Company had net income totaling $83,000 and a net loss available to common shareholders of $(135,000), or $(0.03) per fully diluted share, compared to net income of $488,000 and net income available to common shareholders of $270,000, or $0.06 per fully diluted basis, for the same period in 2010.  The key factors in the decline in earnings were increases in the provision for loan losses of $503,000, from $500,000 for the first quarter of 2010 to $1,003,000 for the first quarter of 2011, and the expenses associated with foreclosed real estate, which increased by $252,000 from $210,000 for the first quarter of 2010 to $462,000 at March 31, 2011.  While the recessionary economy continues to negatively impact our earnings in 2011, the first quarter of 2011 represents the fifth consecutive quarter that the Company has recorded net income.

Our total assets increased to $608,263,000 at March 31, 2011 from $591,779,000 at December 31, 2010, an increase of $16,484,000, or 2.8%.  During the first quarter of 2011 liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) increased by $37,717,000, loans held for sale decreased by $11,242,000, net portfolio loans decreased by $10,603,000, and other real estate owned increased by $1,477,000.  The net increase in total assets of $16,484,000 was funded by a $5,947,000 increase in deposit accounts and an increase in borrowings of $11,076,000.

The following presents management’s discussion and analysis of the financial condition of the Company at March 31, 2011 and December 31, 2010, and results of operations for the Company for the three month periods ended March 31, 2011 and 2010.  This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission as well as the first quarter 2011 financial statements and notes thereto appearing elsewhere in this report.

Results of operations

For the three months ended March 31, 2011, the Company had net income totaling $83,000, and a net loss available to common shareholders of $(135,000), or $(0.03) per fully diluted share, compared net income of $488,000 and net income available to common shareholders of $270,000, or $0.06 per fully diluted share, for the same period in 2010.  This represents a decline in net income of $405,000.

The decrease in net income for the quarter ended March 31, 2011 compared to the same period in 2010 is attributable primarily to an increase in the provision for loan losses as well as an increase in expenses related to foreclosed assets.  These increases in 2011 reflect the continued stress on our borrowers and real estate values from the recessionary economy.  Asset quality continues to be a concern as there continues to be uncertainty in the economy.  The increase in the provision for loan losses is discussed further under Asset quality and provision for loan losses.

Our cost of deposits declined from 2.18% for the first quarter of 2010 to 1.81% for the first quarter of 2011.  This decline in cost of deposits is a result of the repricing of higher cost certificates of deposit during the low interest rate environment that has existed for the last two years as well as an effort to change our deposit mix so that we are not so dependent on higher cost deposits.  Our mortgage company’s profit declined in the first quarter of 2011 compared to 2010 by $89,000 due to the mortgage company closing $42,899,000 in mortgage loans in the first quarter of 2011 compared to $50,901,000 in the first quarter of 2010.

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

Net interest income for the first quarter of $5,038,000 represents an increase of $622,000, or 14%, compared to the first quarter of 2010, and a decrease of $100,000, or 2%, compared to the fourth quarter of 2010.  The increase in net interest income from the first quarter of 2010 to the first quarter in 2011 is a result of a decline in the Company’s cost of funds, which declined from 2.36% for the first quarter of 2010 to 1.86% for the first quarter of 2011.  The decrease in net interest income from the fourth quarter is a result of a strategic shift in our interest-earning assets from loans to investment securities and federal funds sold to increase liquidity.  Yields on loans are generally higher than yields on more liquid assets such as investment securities and federal funds sold.

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

Quarter Ended

December 31, 2009	3.18%
March 31, 2010	3.26%
June 30, 2010	3.46%
September 30, 2010	3.74%
December 31, 2010	3.84%
March 31, 2011	3.79%

As interest rates were reduced by the Federal Reserve during 2007 and 2008 in reaction to the declining economy, our margin was compressed as our deposits generally do not reprice as quickly as our loans.  As our deposits repriced downward and the yield on interest earning assets stabilized, our net interest margin reflected an upward trend.  However, given the continued depressed economy and the potential impact on interest income from new nonaccrual loans, no assurance can be provided that this will continue to occur.  The small decline in the net interest margin from the fourth quarter of 2010 to the first quarter of 2011 is a result of the strategic shift in our interest-earning assets from loans to investment securities and federal funds sold noted previously.

Average interest-earning assets for the first quarter of 2011 decreased by $10,681,000, or 2%, compared to the first quarter of 2010.  The decrease in interest-earning assets was due primarily to a decrease in portfolio loans of $20,148,000 offset by increases in loans held for sale of $1,598,000 and federal funds sold of $7,230,000.  The average yield on interest-earning assets increased to 5.54% for the first quarter of 2011 compared to 5.51% for the first quarter of 2010.  Many of our loans are indexed to short-term rates affected by the Federal Reserve’s decisions about short-term interest rates, and, accordingly, as the Federal Reserve increases or decreases short-term rates, the yield on interest-earning assets is affected.  Additionally, while many of our indexed rate loans have interest rate floors included in their terms, we have decreased rates to loan customers to better reflect the current interest rate environment and, in some limited cases, to facilitate workouts on nonperforming loans.

Our average interest-bearing liabilities decreased by $16,200,000, or 3%, for the first quarter of 2011 compared to the first quarter of 2010.  The decrease in interest-bearing liabilities was due to declines in average deposits of $9,513,000 and other borrowings of $6,687,000.  The average cost of interest-bearing liabilities decreased to 1.86% for the first three months of 2011 from 2.36% for the first quarter of 2010.  The principal reason for the decrease in liability costs was the reduction in short-term interest rates by the Federal Reserve.  See our discussion of interest rate sensitivity below for more information.

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

Average Balance Sheets
(In thousands)

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans	$449,528	$6,919	6.24%	$469,676	$7,000	6.04%
Investment securities	46,919	300	2.59%	46,280	357	3.13%
Loans held for sale	8,806	122	5.62%	7,208	89	5.01%
Federal funds and other	33,456	18	0.22%	26,226	14	0.22%
Total interest earning assets	538,709	7,359	5.54%	549,390	7,460	5.51%

Allowance for loan losses and deferred fees	(7,308)			(10,582)
Cash and due from banks	8,500			12,031
Premises and equipment, net	27,454			27,774
Other assets	32,483			34,324

Total assets	$599,838			$612,937

Interest bearing deposits
Interest checking	$33,402	$63	0.76%	$37,222	$135	1.47%
Money market	92,997	203	0.89%	111,145	370	1.35%
Savings	11,239	20	0.72%	9,391	26	1.12%
Certificates	319,826	1,752	2.22%	309,218	1,980	2.60%
Total	457,464	2,038	1.81%	466,976	2,511	2.18%
Borrowings	48,547	283	2.36%	55,234	534	3.92%
Total interest bearing liabilities	506,011	2,321	1.86%	522,210	3,045	2.36%

Noninterest bearing deposits	44,234			38,001
Other liabilities	1,730			3,430
Total liabilities	551,975			563,641

Equity capital	47,864			49,297

Total liabilities and capital	$599,839			$612,938

Net interest income before provision for L/L		$5,038			$4,415

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.68%			3.15%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.79%			3.26%

Asset quality and provision for loan losses

Provisions for loan losses amounted to $1,003,000 for the three months ended March 31, 2011 compared to $500,000 for the first quarter of 2010.  The increase in the provision for loan losses in 2011 reflects the continued stress on our borrowers from the recessionary economy.  Asset quality continues to be a concern as there continues to be uncertainty in the economy.  However, our nonaccrual loans continue to decrease which is a positive indicator of improving asset quality.

Nonperforming assets consisting of nonaccrual loans and other real estate owned for the indicated periods is as follows (dollars in thousands):

	March 31,	Dec 31,	Sept 30,	June 30,	March 31,
	2011	2010	2010	2010	2010

Nonaccrual loans
Number	97	106	117	132	130
Amount	$17,568	$20,324	$23,943	$31,106	$33,255
Other real estate owned	13,505	12,028	12,941	11,816	10,715

Nonperforming assets	$31,073	$32,352	$36,884	$42,922	$43,970

Percentage of total assets	5.11%	5.47%	6.32%	7.08%	7.14%

The continued decrease in nonperforming assets in the first quarter of 2011 reflects the focus of management on this effort as well as placing a few loans back on accrual status.  The $31,073,000 in nonperforming assets at March 31, 2011 represents a decline of $12,897,000, or 29%, from the amount one year earlier.  Loans may be placed back on accrual status when, in the opinion of management, the circumstances warrant such action such as a history of timely payments, additional collateral is obtained or the borrowers cash flows improve.  Our approach to troubled lending relationships is to work with the borrower to the extent possible and still adhere to strong credit management guidelines.  If the economy continues to be depressed at the levels we have experienced from the latter part of 2008 through 2010, nonperforming assets could continue to increase. See our discussion of the allowance for loan losses under Allowance for loan losses and Critical accounting policies below.

In addition to the nonperforming assets at March 31, 2011, there were eight loans past due 90 days or more totaling $440,000 and still accruing interest, compared to six loans totaling $315,000 at December 31, 2010.  We believe that these assets are adequately collateralized and are currently recorded at realistically recoverable values.  However, economic circumstances related to specific credit relationships are changing, which may impact our assessments of collectability.

The following table reflects details related to asset quality and allowance for loan losses of Village Bank (dollars in thousands):

	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2011	2010	2010	2010	2010

Loans 90 days past due and
still accruing	$440	$315	$738	$959	$2,535

Restructured loans	25,932	21,695	21,703	16,722	16,737

Nonaccrual loans	17,568	20,324	23,943	31,106	33,255

Other real estate owned	13,505	12,028	12,941	11,816	10,715

Allowance for loan losses
Beginning balance	$7,312	$9,819	$9,500	$9,091	$10,522
Provision for loan losses	1,003	1,692	1,410	1,240	500
Charge-offs	(883)	(4,207)	(1,091)	(954)	(2,114)
Recoveries	2	8	-	123	183
Ending balance	$7,434	$7,312	$9,819	$9,500	$9,091

Ratios
Allowance for loan losses to
Loans, net of unearned income	1.68%	1.61%	2.14%	2.05%	1.96%
Nonaccrual loans	42.32%	35.98%	41.01%	30.54%	27.34%
Nonperforming assets to total assets	5.11%	5.47%	6.32%	7.08%	7.14%

Noninterest income

Noninterest income decreased from $2,154,000 for the three months ended March 31, 2010 to $2,055,000 for the same period in 2011, a decrease of $99,000, or 5%.  This decrease in noninterest income is primarily a result of a gain on the sale of land behind one of our branches in 2010 of $244,000.

Noninterest expense

Noninterest expense increased by $567,000 from the first quarter of 2010 to the first quarter of 2011.  The more significant increases in noninterest expense occurred in salaries and benefits of $283,000 and expenses related to foreclosed real estate of $252,000.  The increase in salaries is attributable to promotional raises, an increase in the cost of benefits and a decline of $151,000 in the amount of capitalized salary cost related to the origination of loans.

Income taxes

The provision for income taxes of $109,000 for the three months ended March 31, 2011 is based upon the results of operations.  Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit.  Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income.  If any such assets are not likely to be recovered, a valuation allowance must be recognized.  We determined that a valuation allowance was not required for deferred tax assets as of March 31, 2011.  The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded a franchise tax expense of $85,000 and $95,000 for the three months ended March 31, 2011 and 2010, respectively.

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

The Company’s real estate loan portfolios, which represent approximately 91% of all loans, are secured by mortgages on real property located principally in the Commonwealth of Virginia.  Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral.  The Company’s commercial loan portfolio represents approximately 8% of all loans.  Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $2.5 million.  Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property.  The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.  The remainder of our loan portfolio is in consumer loans which represent 1% of the total.

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%

Commercial	$35,415	8.0%	$37,228	8.2%
Real estate - Construction, land development & other loans	87,933	19.9%	90,773	20.0%
Real estate - Commercial	166,207	37.5%	173,227	38.2%
Real estate - 1-4 Residential	147,696	33.4%	146,647	32.4%
Consumer	5,469	1.2%	5,368	1.2%

Total loans	442,720	100.0%	453,243	100.0%
Deferred loan cost (unearned income), net	666		624
Less: Allowance for loan losses	(7,434)		(7,312)

Total loans, net	$435,952		$446,555

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

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Commercial	$28,477,734	$2,927,082	$3,486,526	$523,868	$35,415,210
Real estate - Construction, land development & other loans	59,664,988	3,750,564	24,516,852	-	87,932,404
Real estate - Commercial	116,749,553	23,635,110	25,629,443	193,251	166,207,357
Real estate - 1-4 Residential	131,407,250	5,892,408	10,232,721	163,825	147,696,204
Consumer	4,313,495	745,905	302,702	106,966	5,469,068

Total loans	$340,613,020	$36,951,069	$64,168,244	$987,910	$442,720,243

The following table presents the aging of the recorded investment in past due loans and leases as of March 31, 2011:

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Commercial	$381,958	$381,974	$11,926	$775,858	$34,639,352	$35,415,210	$11,926
Real estate - Construction, land development & other loans	4,017,664	196,564	-	4,214,228	83,718,176	87,932,404	-
Real estate - Commercial	3,517,265	268,443	173,213	3,958,921	162,248,436	166,207,357	173,213
Real estate - 1-4 Residential	5,503,828	1,625,973	228,175	7,357,976	140,338,228	147,696,204	228,175
Consumer	106,659	-	26,574	133,233	5,335,835	5,469,068	26,574

Total	$13,527,374	$2,472,954	$439,888	$16,440,216	$426,280,027	$442,720,243	$439,888

Loans are considered impaired when, based on current information and events it is probably the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans at March 31, 2011 are set forth in the following table.

		Recorded Investment
	Unpaid			Recorded
	Contractual	Total	Recorded	Investment		Recorded
	Principal	Recorded	Investment	With No	Related	Average
Description of Loans	Balance	Investment	with Allowance	Allowance	Allowance	Investment

Commercial	$3,128,283	$2,936,225		$2,936,225		$2,342,004
Real estate - Construction, land development & other loans	7,937,685	6,793,373	$372,155	6,421,218	$50,000	5,726,924
Real estate - Commercial	2,032,248	1,603,604		1,603,604		5,589,010
Real estate - 1-4 Residential	7,096,355	6,080,588	236,991	5,843,597	41,500	5,153,596
Consumer	155,854	153,782	-	153,782	-	117,295

	$20,350,425	$17,567,572	$609,146	$16,958,426	$91,500	$18,928,829

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

The overall allowance for loan losses is equivalent to 1.68% of total loans net of deferred fees.  The schedule below, Analysis of Allowance for Loan Losses, reflects the pro rata allocation by the different loan types.  The methodology as to how the allowance was derived is a combination of specific allocations and percentage allocations of the unallocated portion of the allowance for loan losses, as discussed below.  The Company has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Company to allocate the composition of the allowance for loan losses by types of loans.

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

The allowance for loan losses at March 31, 2011 was $7,434,000, compared to $7,312,000 at December 31, 2010.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at March 31, 2011 and December 31, 2010 was 1.68% and 1.61%, respectively.  The increase in this ratio is primarily attributable to the decrease in loans from December 2010.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, underlying collateral values,  the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.  See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(in thousands)

	Three Months Ended
	March 31,
	2011	2010

Beginning balance	$7,312	$10,522
Provision for loan losses	1,003	500
Charge-offs
Commercial	(327)	(957)
Real estate - Construction, land development & other loans	-	(1,034)
Real estate - Commercial	(474)	(4)
Real estate - 1-4 Residential	-	(115)
Consumer	(83)	(4)
	(884)	(2,114)
Recoveries
Commercial	-	183
Real estate - Construction, land development & other loans	-	-
Real estate - Commercial	2	-
Real estate - 1-4 Residential	1	-
Consumer	-	-
	3	183
Net charge-offs	(881)	(1,931)

Ending balance	$7,434	$9,091

Loans outstanding at end of year(1)	$443,386	$464,105
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of year	1.68%	1.96%

Average loans outstanding for the year(1)	$449,528	$469,676
Ratio of net charge-offs to average loans
outstanding for the year	0.20%	0.41%

(1) Loans are net of unearned income.

Deposits

Deposits increased by $5,947,000, or 1.2%, from $499,012,000 at December 31, 2010 to $504,959,000 at March 31, 2011, as compared to an increase of $12,692,000, or 3%, during the first three months of 2010. Checking and savings accounts increased by $9,972,000, money market accounts increased by $1,079,000 and time deposits decreased by $5,104,000.  The cost of our interest bearing deposits declined to 1.81% for the first quarter of 2011 compared to 1.85% for the fourth quarter of 2010 and 2.18% for the first quarter of 2010.

While the mix of our deposits continues to be weighted toward time deposits, such deposits represent only 63% of total deposits at March 31, 2011 and 65% at December 31, 2010.  As our branch network has increased and is more convenient to a larger segment of our targeted customer base, we have experienced a move to a higher percentage of our deposits in checking accounts.  We are emphasizing checking account deposit growth at our existing branches.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $38,750,000 and $28,750,000 at March 31, 2011 and December 31, 2010, respectively.  The FHLB advances are secured by the pledge of residential mortgage loans, investment securities and our FHLB stock.  Available borrowings at March 31, 2011 were approximately $6.5 million.

Capital resources

Stockholders’ equity at March 31, 2011 was $48,159,000, compared to $48,320,000 at December 31, 2010.  On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the TARP Program).  The TARP Program is a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers.  Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 499,030 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Capital Purchase Program carries a 5% dividend for each of the first 5 years of the investment, and 9% thereafter, unless the shares are redeemed by the Company.  The $161,000 decrease in equity during the first three months of 2011 was primarily due to dividends paid to the U.S. Treasury on the TARP investment of $182,000, a decrease of $91,000 in other comprehensive income related to available for sale investments, and reduced by net income of $83,000.

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  The Bank meets the criteria to be categorized as a “well capitalized” institution as of March 31, 2011.

During the first quarter of 2005, the Company issued $5.2 million in Trust Preferred Capital Notes to increase its regulatory capital and to help fund its expected growth in 2005.  During the third quarter of 2007, the Company issued $3.6 million in Trust Preferred Capital Notes to partially fund the construction of an 80,000 square foot building completed in 2008.  The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(in thousands)

	March 31,	December 31,
	2011	2010

Tier 1 capital
Preferred stock	$59	$59
Common stock	16,974	16,954
Additional paid-in capital	40,643	40,634
Retained earnings (deficit)	(9,328)	(9,193)
Warrant Surplus	732	732
Discount on preferred stock	(456)	(492)
Qualifying trust preferred securities	8,764	8,764
Total equity	57,388	57,458
Less: goodwill	-	-
Total Tier 1 capital	57,388	57,458

Tier 2 capital
Allowance for loan losses	5,709	5,900
Total Tier 2 capital	5,709	5,900

Total risk-based capital	63,097	63,358

Risk-weighted assets	$461,508	$470,662

Average assets	$574,028	$596,765

Capital ratios
Leverage ratio (Tier 1 capital to
average assets)	10.00%	9.63%
Tier 1 capital to risk-weighted assets	12.43%	12.21%
Total capital to risk-weighted assets	13.67%	13.46%
Equity to total assets	7.92%	8.17%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  The Bank meets the criteria to be categorized as a “well capitalized” institution as of March 31, 2011 and December 31, 2010.  In addition, in December 2010 the Bank entered into a memorandum of understanding with the FDIC that it must maintain a leverage ratio of more than 8% and a total capital to risk-weighted assets ratio of more than 11.5%.  The bank also met the criteria as of March 31, 2011.  When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29.  In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At March 31, 2011, cash, cash equivalents and investment securities available for sale totaled $103,327,000, or 17% of total assets, which we believe is adequate to meet short-term liquidity needs.

At March 31, 2011, we had commitments to originate $70,662,000 of loans as compared to $59,240,000 at December 31, 2010.  The increase is primarily attributable to commitments to make mortgage loans by our mortgage company which will be sold in the secondary market.  Fixed commitments to incur capital expenditures were less than $25,000 at March 31, 2011.  Time deposits scheduled to mature in the 12-month period ending March 31, 2012 totaled $164,400,000 at March 31, 2011. Based on past experience, we believe that a significant portion of such deposits will remain with us. We further believe that loan repayments and other sources of funds such as deposit growth will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at March 31, 2011.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Village Bank and Trust Financial Corp.
Interest Rate Sensitivity GAP Analysis
March 31, 2011
(in thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$21,820	$13,206	$33,748	$35,785	$132,148	$236,707
Variable rate	101,749	5,063	9,745	23,501	65,955	206,013
Investment securities	32,000	-	83	29	49,698	81,810
Loans held for sale	8,630	-	-	-	-	8,630
Federal funds sold	8,751	-	-	-	-	8,751

Total rate sensitive assets	172,950	18,269	43,576	59,315	247,801	541,911
Cumulative rate sensitive assets	172,950	191,219	234,795	294,110	541,911

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	36,973	-	36,973
Money market accounts	91,236	-	-	-	-	91,236
Savings (2)	-	-	-	11,829	-	11,829
Certificates of deposit	61,957	41,078	61,365	101,389	53,097	318,886
FHLB advances	5,000	1,000	1,000	18,750	13,000	38,750
Trust Preferred Securities	-	-	-		8,764	8,764
Federal funds purchased	-	-	-	-	-	-
Other borrowings	5,241	-	-	-	-	5,241

Total rate sensitive liabilities	163,434	42,078	62,365	168,941	74,861	511,679
Cumulative rate sensitive liabilities	163,434	205,512	267,877	436,818	511,679

Rate sensitivity gap for period	$9,516	$(23,809)	$(18,789)	$(109,626)	$172,940	$30,232
Cumulative rate sensitivity gap	$9,516	$(14,293)	$(33,082)	$(142,708)	$30,232

Ratio of cumulative gap to total assets	1.6%	(2.4)%	(5.4)%	(23.5)%	5.0%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	105.8%	93.0%	87.7%	67.3%	105.9%
Ratio of cumulative gap to cumulative
rate sensitive assets	5.5%	(7.5)%	(14.1)%	(48.5)%	5.6%

(1) Includes nonaccrual loans of approximately $17,568,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At March 31, 2011, our balance sheet is asset sensitive for the first three months, meaning that our assets reprice more quickly than our liabilities during that period, and liability sensitive for the next thirty-three months, meaning that our liabilities will reprice more quickly than our assets during that period, with a ratio of cumulative gap to total assets ranging from a positive gap of 1.6% for the first three months to a negative gap of (23.5)% for thirteen to thirty six month period.  A negative gap can adversely affect earnings in periods of increasing interest rates.  Given expectations of rising interest rates by the end of 2011, we believe our balance sheet should be asset sensitive and, accordingly, we have adopted pricing policies to lengthen the maturities/repricing of our liabilities relative to the maturities/pricing of our assets.

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

In July 2010, The FASB issued ASU No. 2010-20, Receivables - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, Topic 830.  This ASU requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of(i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  ASU 2010-20 will be effective for the Company’s consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period are required for the Company’s consolidated financial statements that include periods beginning on or after January 1, 2011.  This ASU required additional disclosures only and did have an impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASC Update 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  This update temporarily delays the effective date of the disclosures about troubled debt restructuring postponed the effective date of the disclosures about troubled debt restructuring in ASU 2010-20 for public companies.  The delay is intended to allow FASB to complete its deliberations on what constitutes a troubled debt restructuring.  The guidance on both disclosures about troubled debt restructuring and determining what constitutes a troubled debt restructuring will be coordinated and is anticipated to be issued for interim and annual periods after June 15, 2011.

In April 2011, The FASB issued ASU No. 2011-02, Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  Adoption of ASU 2011-02 is not expected have a significant impact on the Company’s consolidated financial statements.

Impact of inflation and changing prices

The Company’s consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States, which require the Company to measure financial position and operating results primarily in terms of historical dollars.  Changes in the relative value of money due to inflation or recession are generally not considered.  The primary effect of inflation on the operations of the Company is reflected in increased operating costs.  In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate.  While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate.  Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Based upon an evaluation as of March 31, 2011 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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

VILLAGE BANK AND TRUST FINANCIAL CORP.
(Registrant)

Date: May 13, 2011	By:	/s/ Thomas W. Winfree
Thomas W. Winfree
President and
Chief Executive Officer

Date: May 13, 2011	By:	/s/ C. Harril Whitehurst, Jr.
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document

31.1         Certification of Chief Executive Officer

31.2         Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350