Form 10-Q
period 2011-06-30
Village Bank & Trust Financial Corp.
filed 2011-08-15
CIK 1290476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from ______ to ______

__________________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

4,243,378 shares of common stock, $4.00 par value, outstanding as of August 3, 2011

Village Bank and Trust Financial Corp.
Form 10-Q

TABLE OF CONTENTS

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
June 30, 2011 (unaudited) and December 31, 2010	3

Consolidated Statements of Income
For the Three and Six Months Ended
June 30, 2011 and 2010 (unaudited)	4

Consolidated Statements of Stockholders’ Equity
For the Six Months Ended
June 30, 2011 and 2010 (unaudited)	5

Consolidated Statements of Cash Flows
For the Six Months Ended
June 30, 2011 and 2010 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46

Item 4. Controls and Procedures	46

Part II – Other Information

Item 1. Legal Proceedings	47

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3. Defaults Upon Senior Securities	47

Item 4. (Removed and Reserved)	47

Item 5. Other Information	47

Item 6. Exhibits	47

Signatures	48

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
June 30, 2011 (Unaudited) and December 31, 2010

	June 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$44,635,632	$9,390,377
Federal funds sold	7,310,283	2,621,934
Total cash and cash equivalents	51,945,915	12,012,311
Investment securities available for sale	53,222,374	53,597,174
Loans held for sale	11,975,396	19,871,787
Loans
Outstandings	443,009,356	453,242,950
Allowance for loan losses	(7,256,614)	(7,311,712)
Deferred fees and costs	700,840	623,851
	436,453,582	446,555,089
Premises and equipment, net	27,300,753	27,437,452
Accrued interest receivable	2,578,455	2,347,211
Bank owned life insurance	5,971,993	5,871,765
Other real estate owned	11,982,201	12,028,111
Other assets	11,230,239	12,058,315

	$612,660,908	$591,779,215

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$52,150,756	$41,036,262
Interest bearing	453,826,198	457,975,931
Total deposits	505,976,954	499,012,193
Long-term debt - trust preferred securities	8,764,000	8,764,000
Federal Home Loan Bank advances	38,750,000	28,750,000
Other borrowings	5,733,610	4,165,430
Accrued interest payable	487,136	404,801
Other liabilities	3,904,424	2,362,597
Total liabilities	563,616,124	543,459,021

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference,
1,000,000 shares authorized, 14,738 shares issued and outstanding	58,952	58,952
Common stock, $4 par value - 10,000,000 shares authorized
4,243,378 shares issued and outstanding at June 30, 2011
4,238,416 shares issued and outstanding at December 31, 2011	16,973,512	16,953,664
Additional paid-in capital	40,672,956	40,633,581
Retained earnings (deficit)	(9,291,227)	(9,192,552)
Common stock warrant	732,479	732,479
Discount on preferred stock	(419,650)	(492,456)
Accumulated other comprehensive income (loss)	317,762	(373,474)
Total stockholders' equity	49,044,784	48,320,194

	$612,660,908	$591,779,215

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income
Loans	$6,767,421	$7,214,558	$13,808,189	$14,303,802
Investment securities	352,798	285,797	653,124	642,917
Federal funds sold	20,481	16,004	38,804	30,236
Total interest income	7,140,700	7,516,359	14,500,117	14,976,955

Interest expense
Deposits	1,905,320	2,278,519	3,944,196	4,789,486
Borrowed funds	297,158	536,244	579,849	1,070,064
Total interest expense	2,202,478	2,814,763	4,524,045	5,859,550

Net interest income	4,938,222	4,701,596	9,976,072	9,117,405
Provision for loan losses	900,000	1,240,000	1,903,000	1,740,000
Net interest income after provision
for loan losses	4,038,222	3,461,596	8,073,072	7,377,405

Noninterest income
Service charges and fees	498,432	515,293	871,382	890,573
Gain on sale of loans	1,636,240	1,633,861	3,008,918	2,838,224
Gain (loss) on sale of assets	19	489,162	63,144	840,941
Rental Income	164,620	109,831	299,069	213,502
Other	106,554	238,578	201,072	358,085
Total noninterest income	2,405,865	2,986,725	4,443,585	5,141,325

Noninterest expense
Salaries and benefits	3,195,283	2,987,115	6,245,399	5,754,504
Occupancy	518,712	472,227	994,448	982,145
Equipment	224,150	220,760	444,220	439,114
Supplies	109,785	116,824	225,944	251,186
Professional and outside services	523,092	493,810	1,089,446	1,016,619
Advertising and marketing	111,584	136,034	234,423	225,660
Other real estate owned expenses	361,896	471,508	824,212	681,336
Other operating expenses	1,010,447	853,406	1,877,307	1,732,379
Total noninterest expense	6,054,949	5,751,684	11,935,399	11,082,943

Net income (loss) before income taxes	389,138	696,637	581,258	1,435,787
Income tax benefit	132,306	236,856	241,706	488,167

Net income	256,832	459,781	339,552	947,620

Preferred stock dividends and amortization of discount	220,169	219,754	438,227	437,489
Net income (loss) available to common
shareholders	$36,663	$240,027	$(98,676)	$510,131

Earnings (loss) per share, basic	$0.01	$0.06	$(0.02)	$0.12
Earnings (loss) per share, diluted	$0.01	$0.06	$(0.02)	$0.12

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
and Comprehensive Income
Six Months Ended June 30, 2011 and 2010
(Unaudited)

							Accumulated
			Additional	Retained		Discount on	Other
	Preferred	Common	Paid-in	Earnings		Preferred	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Stock	Income (loss)	Total

Balance, December 31, 2010	$58,952	$16,953,664	$40,633,581	$(9,192,552)	$732,479	$(492,456)	$(373,474)	$48,320,194
Amortization of preferred stock							-	-
discount	-			(72,806)	-	72,806		-
Preferred stock dividend	-	-		(365,421)	-	-	-	(365,421)
Issuance of common stock	-	19,848	(19,848)	-	-	-	-	-
Stock based compensation			59,223					59,223
Minimum pension adjustment
(net of income taxes of $2,917)	-	-	-	-	-	-	4,290	4,290
Net income	-	-	-	339,552	-	-	-	339,552
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	686,946	686,946
Total comprehensive income	-	-	-	-	-	-	-	1,030,788

Balance, June 30, 2011	$58,952	$16,973,512	$40,672,956	$(9,291,227)	$732,479	$(419,650)	$317,762	$49,044,784

Balance, December 31, 2009	$58,952	$16,922,512	$40,568,771	$(9,741,459)	$732,479	$(636,959)	$(56,205)	$47,848,091
Amortization of preferred stock							-	-
discount	-	-		(72,068)	-	72,068		-
Preferred stock dividend	-	-		(365,421)	-	-	-	(365,421)
Issuance of common stock	-	31,152	(31,152)	-	-	-	-	-
Stock based compensation			50,182					50,182
Minimum pension adjustment								-
(net of income taxes of $2,917)	-	-	-	-	-	-	4,290	4,290
Net income	-	-	-	947,620	-	-	-	947,620
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	113,138	113,138
Total comprehensive income	-	-	-	-	-	-	-	1,065,048

Balance, June 30, 2010	$58,952	$16,953,664	$40,587,801	$(9,231,328)	$732,479	$(564,891)	$61,223	$48,597,900

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash Flows from Operating Activities
Net income	$339,552	$947,620
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	716,443	641,674
Deferred income taxes	(3,710,085)	(3,712,428)
Provision for loan losses	1,903,000	1,740,000
Write-down of other real estate owned	427,237	93,000
Gain on securities sold	(63,144)	(597,375)
Gain on loans sold	(3,008,918)	(2,838,224)
(Gain) loss on sale of premises and equipment	-	(242,936)
Gain on sale of other real estate owned	86,824	(40,384)
Stock compensation expense	59,223	50,182
Proceeds from sale of other real estate owned	2,382,588	2,212,801
Proceeds from sale of mortgage loans	114,982,327	115,654,593
Origination of mortgage loans for sale	(104,077,018)	(128,785,065)
Amortization of premiums and accrection of discounts on securities, net	56,757	290,210
Decrease in interest receivable	(231,244)	756,537
Increase in bank owned life insurance	(100,228)	(341,769)
(Increase) decrease in other assets	4,188,569	4,555,088
Increase (decrease) in interest payable	82,335	(50,529)
Decrease in other liabilities	1,360,632	(301,712)
Net cash provided by (used in) operating activities	15,394,850	(9,968,717)

Cash Flows from Investing Activities
Purchases of available for sale securities	(62,377,306)	(6,859,145)
Proceeds from the sale or calls of available for sale securities	803,100	1,324,820
Proceeds from maturities and principal payments of available for sale securities	62,996,221	36,670,662
Net decrease (increase) in loans	5,347,767	(1,968,543)
Purchases of premises and equipment	(579,743)	(607,731)
Proceeds from sale of premises and equipment	-	377,321
Net cash provided by investing activities	6,190,039	28,937,384

Cash Flows from Financing Activities
Net increase in deposits	6,964,761	5,251,641
Net increase (decrease) in Federal Home Loan Bank Advances	10,000,000	(250,000)
Net increase (decrease) in other borrowings	1,568,180	(894,033)
Dividends on preferred stock	(184,225)	(365,421)
Net cash provided by financing activities	18,348,716	3,742,187

Net increase in cash and cash equivalents	39,933,604	22,710,854
Cash and cash equivalents, beginning of period	12,012,311	20,661,820

Cash and cash equivalents, end of period	$51,945,915	$43,372,674

Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$2,850,739	$2,801,652

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

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) which, principally consist of the Financial Accounting Standards Board Accounting Standards Codification (“FASB Codification”). FASB Codification Topic 105: Generally Accepted Accounting Principles establishes the FASB codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the FASB Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the FASB Codification is superseded and deemed non-authoritative.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

Note 2 - Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and statements of income for the period.  Actual results could differ significantly from those estimates.  A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

Note 3 - Earnings (loss) per common share

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator
Net income (loss) - basic and diluted	$256,832	$459,781	$339,552	$947,620
Preferred stock dividend and accretion	220,169	219,754	438,227	437,489
Net income (loss) available to common
shareholders	$36,663	$240,027	$(98,675)	$510,131

Denominator
Weighted average shares outstanding - basic	4,243,378	4,238,370	4,242,665	4,237,042
Dilutive effect of common stock options and
restricted stock awards	-	-	-	-

Weighted average shares outstanding - diluted	4,243,378	4,238,370	4,242,665	4,237,042

Earnings (loss) per share - basic and diluted
Earnings (loss) per share - basic	$0.01	$0.06	$(0.02)	$0.12
Effect of dilutive common stock options	-	-	-	-

Earnings (loss) per share - diluted	$0.01	$0.06	$(0.02)	$0.12

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented.  Stock options for 310,205 shares of common stock were not included in computing diluted earnings per share for the three and six month ended June 30, 2011 because their effects were anti-dilutive.  Warrants to acquire 499,029 shares of common stock were not included in computing earnings per share in 2011 and 2010 because their effects were also anti-dilutive.

Note 4 – Loans and Allowance for Loan Losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%

Commercial	$39,920	9.0%	$37,228	8.2%
Real estate - Construction, land development & other loans	85,103	19.2%	90,773	20.0%
Real estate - Commercial	168,634	38.1%	173,227	38.2%
Real estate - 1-4 Residential	144,616	32.6%	146,647	32.4%
Consumer	4,736	1.1%	5,368	1.2%

Total loans	443,009	100.0%	453,243	100.0%
Deferred loan cost (unearned income), net	701		624
Less: Allowance for loan losses	(7,257)		(7,312)

Total loans, net	$436,453		$446,555

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

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Commercial	$33,136,715	$2,584,814	$3,675,716	$523,199	$39,920,444
Real estate - Construction, land development & other loans	56,477,494	4,274,622	24,350,538	-	85,102,654
Real estate - Commercial	108,929,917	30,269,195	29,122,013	313,244	168,634,369
Real estate - 1-4 Residential	125,166,466	8,500,164	10,785,764	163,825	144,616,219
Consumer	3,599,706	753,407	276,544	106,013	4,735,670

Total loans	$327,310,298	$46,382,202	$68,210,575	$1,106,281	$443,009,356

The following table presents the aging of the recorded investment in past due loans and leases as of June 30, 2011:

			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Commercial	$290,475	$87,091	$-	$377,566	$39,542,878	$39,920,444	$-
Real estate - Construction, land development & other loans	7,311,983	930,424	-	8,242,407	76,860,247	85,102,654	-
Real estate - Commercial	1,478,356	1,537,096	-	3,015,452	165,618,917	168,634,369	-
Real estate - 1-4 Residential	2,459,141	1,650,022	793,841	4,903,004	139,713,215	144,616,219	793,841
Consumer	21,812	27,913	49,024	98,749	4,636,921	4,735,670	49,024

Total	$11,561,767	$4,232,546	$842,865	$16,637,178	$426,372,178	$443,009,356	$842,865

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans at June 30, 2011 are set forth in the following table.

		Recorded Investment
	Unpaid			Recorded
	Contractual	Total	Recorded	Investment		Recorded
	Principal	Recorded	Investment	With No	Related	Average
Description of Loans	Balance	Investment	with Allowance	Allowance	Allowance	Investment

Commercial	$2,929,813	$2,893,449		$2,893,449		$2,143,695
Real estate - Construction, land development & other loans	8,320,739	6,176,250	$775,707	5,400,543	$158,000	6,435,293
Real estate - Commercial	1,595,629	1,365,629		1,365,629		4,479,433
Real estate - 1-4 Residential	7,651,454	7,304,494	1,092,479	6,212,015	635,500	6,158,678
Consumer	161,256	161,256	-	161,256	-	118,120

	$20,658,891	$17,901,078	$1,868,186	$16,032,892	$793,500	$19,335,219

The Company’s recorded investment in loans as of June 30, 2011 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology as follows:

	Loans	Loans
	Individually	Collectively
	Evaluated	Evaluated
	for Impairment	for Impairment	Total

Commercial	$15,964,672	$23,955,772	$39,920,444
Real estate - Construction, land development & other loans	34,935,737	50,166,917	85,102,654
Real estate - Commercial	149,230,109	19,404,260	168,634,369
Real estate - 1-4 Residential	17,201,719	127,414,500	144,616,219
Consumer	2,116,151	2,619,519	4,735,670

Total	$219,448,388	$223,560,968	$443,009,356

Activity in the allowance for loan losses is as follows (in thousands):

		Real estate
		Construction,
		land development	Real estate	Real estate
	Commercial	and other	Commercial	1-4 Residential	Consumer	Total

Balance March 31, 2011	647	2,765	2,775	1,091	156	7,434
Charge-offs	(119)	-	-	(959)	(10)	(1,088)
Recoveries	-	10		1	-	11
Provision	200	-	-	600	100	900

Balance June 30, 2011	728	2,775	2,775	733	246	7,257

Balance December 31, 2010	819	2,265	2,899	1,090	239	7,312
Charge-offs	(593)	-	(327)	(959)	(93)	(1,972)
Recoveries	2	10		2	-	14
Provision	500	500	203	600	100	1,903

Balance June 30, 2011	728	2,775	2,775	733	246	7,257

The following table summarizes asset quality information at the dates indicated.

Asset Quality
(In thousands)

	June 30,	December 31,
	2011	2010

Nonaccrual loans	$17,901	$20,324
Foreclosed properties	11,982	12,028
Total nonperforming assets	$29,883	$32,352

Restructured loans	$25,130	$21,695

Loans past due 90 days and still accruing
(not included in nonaccrual loans above)	$843	$315

Nonperforming assets to loans at end of year(1)	6.75%	7.14%

Nonperforming assets to total assets	4.88%	5.47%

Allowance for loan losses to nonaccrual loans	40.5%	36.0%

(1) Loans are net of unearned income.

The following table presents an analysis of the changes in nonperforming assets for the dates indicated.

Nonperforming Assets
(In thousands)

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2009	$25,913	$11,279	$37,192
Additions, net	10,094	481	10,575
Sales	-	(6,020)	(6,020)
Transfers	(6,717)	6,717	-
Repayments	(600)	-	(600)
Charge-offs	(8,366)	(429)	(8,795)

Balance December 31, 2010	20,324	12,028	32,352

Additions, net	2,859	136	2,995
Sales	-	-	-
Transfers	(2,715)	2,715	-
Repayments	(601)	(427)	(1,028)
Charge-offs	(1,966)	(2,470)	(4,436)

Balance June 30, 2011	$17,901	$11,982	$29,883

Note 5 – Investment securities

At June 30, 2011 and December 31, 2010, all of our securities were classified as available-for-sale.  The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(Dollars in thousands)

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
June 30, 2011

US Government Agencies
Five to ten years	6,000	5,999	8	(30)	5,977	2.62%

Mortgage-backed securities
One to five years	91	94	-	(2)	92	2.68%
Five to ten years	1,899	1,935	29	-	1,964	2.45%
More than ten years	30,561	30,936	637	(31)	31,542	2.84%
Total	32,551	32,965	666	(33)	33,598	2.82%

Municipals
More than ten years	6,000	6,057	69	(40)	6,086	4.69%

Other investments
More than ten years	7,526	7,557	4		7,561	0.52%

Total investment securities	$52,077	$52,578	$747	$(103)	$53,222	2.68%

December 31, 2010
US Treasuries
One to five years	$28,000	$28,017	$-	$-	$28,017	0.22%

US Government Agencies
Five to ten years	3,000	3,000		(111)	2,889	2.00%

Mortgage-backed securities
One to five years	686	703	31	(10)	724	4.90%
More than ten years	14,410	14,796	91	(58)	14,829	2.86%
Total	15,096	15,499	122	(68)	15,553	5.39%

Municipals
More than ten years	6,000	6,060	-	(337)	5,723	4.69%

Other investments
More than ten years	1,418	1,418	-	(3)	1,415	0.69%

Total investment securities	$53,514	$53,994	$122	$(519)	$53,597	2.31%

Investment securities available for sale that have an unrealized loss position at June 30, 2011 and December 31, 2010 are detailed below.

	Securities in a loss		Securities in a loss
	Position for less than		Position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair Value	Unrealized	Fair	Unrealized
June 30, 2011	Value	Losses	(Loss)	Losses	Value	Losses
	(In Thousands)
Investment Securities
available for sale

US Government Agencies	$2,970	$(30)	$-	$-	$2,970	$(30)
Mortgage-backed securities	4,006	(28)	288	(5)	4,294	(33)
Municipals	3,965	(40)			3,965	(40)

Total	$10,941	$(98)	$288	$(5)	$11,229	$(103)

	Securities in a loss		Securities in a loss
	Position for less than		Position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair Value	Unrealized	Fair	Unrealized
	Value	Losses	(Loss)	Losses	Value	Losses
December 31, 2010

Investment Securities
available for sale

US Treasuries	$30,286	$(114)	$-	$-	$30,286	$(114)
Mortgage-backed securities	7,079	(68)			7,079	(68)
Municipals	5,723	(337)	-	-	5,723	(337)

Total	$43,088	$(519)	$-	$-	$43,088	$(519)

Management does not believe that any individual unrealized loss as of June 30, 2011 and December 31, 2010 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates.  As of June 30, 2011, management does not have the intent to sell any of the securities classified as available for sale and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

Note 6 – Deposits

Deposits as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%

Noninterest bearing demand	$52,150,756	10.31%	$41,036,262	8.22%
Interest checking accounts	39,361,379	7.78%	33,291,777	6.67%
Money market accounts	87,600,504	17.31%	90,156,362	18.07%
Savings accounts	12,967,116	2.56%	10,538,023	2.11%
Time deposits of $100,000 and over	140,916,928	27.85%	140,846,619	28.23%
Other time deposits	172,980,271	34.19%	183,143,150	36.70%

Total	$505,976,954	100.00%	$499,012,193	100.00%

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at June 30, 2011 was 2.40%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  No amounts have been redeemed at June 30, 2011 and there are no plans to do so.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends.  The Company elected to defer interest payments on the junior subordinated debt securities of $89,135 due on June 15, 2011, and anticipates deferring the interest payments of approximately $89,000 due on September 15, 2011.  Although we elected to defer payment of the interest due, the amount has been accrued and is included in interest expense.

Note 8 – Stock incentive plan

The Company has a stock incentive plan which authorizes the issuance of up to 455,000 shares of common stock to assist the Company in recruiting and retaining key personnel.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Six Months Ended June 30,
	2011				2010
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	310,205	$9.48	$4.73		336,005	$9.58	$4.75
Granted	-	-	-		-	-	-
Forfeited	-	-			(25,800)	10.77	5.02
Exercised	-	-	-		-	-	-
Options outstanding,
end of period	310,205	$9.48	$4.73	$ -	310,205	$9.58	$4.73	$ -
Options exercisable,
end of period	291,350				291,350

During the first quarter of 2009, we granted to certain officers 26,592 restricted shares of common stock with a weighted average fair market value of $4.60 at the date of grant.  These restricted stock awards have three-year graded vesting.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The total number of shares underlying non-vested restricted stock and performance share awards was 6,271 and 14,881 at June 30, 2011 and 2010, respectively.

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of June 30, 2011 and 2010 was $65,556 and $170,568 respectively.  The time based unamortized compensation of $65,556 is expected to be recognized over a weighted average period of 0.58 years.

Stock-based compensation expense was $59,223 and $50,182 for the six months ended June 30, 2011 and 2010, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates:

	Fair Value Measurement
	at June 30, 2011 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Treasuries	$-	$-	$-	$-
US Government Agencies	5,976	-	5,976	-
MBS	33,598	-	33,598	-
Municipals	6,086	-	6,086	-
Other available for sale(1)	7,562	7,562	-	-

Financial Assets - Non-Recurring
Impaired loans	17,901	-	9,239	8,662
Real estate owned	11,982	-	-	11,982
Residential loans held for sale	11,975	-	11,975	-

	Fair Value Measurement
	at June 30, 2010 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$12,901	$-	$12,901	$-
MBS	7,167	-	7,167	-
Municipals	2,144	-	1,027	-
Other available for sale(1)	1,987	-	1,987	-

Financial Assets - Non-Recurring
Impaired loans	31,106	-	16,054	15,052
Real estate owned	11,816	-	-	11,279
Residential loans held for sale	23,474	-	23,474	-

(1) Excludes restricted stock.

	Impaired	Real Estate
	Loans	Owned	Total Assets
	(In thousands)

Balance at March 31, 2011	$17,568	$13,505	$31,073
Total realized and unrealized gains (losses)
Included in earnings	-	(93)	(93)
Net transfers in and/or out of Level 3	333	(1,430)	(1,097)

Balance at June 30, 2011	$17,901	$11,982	$29,883

Balance at December 31, 2010	$8,662	$12,028	$20,690
Total realized and unrealized gains (losses)
Included in earnings	-	(87)	(87)
Net transfers in and/or out of Level 3	9,239	41	9,280

Balance at June 30, 2011	$17,901	$11,982	$29,883

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

	June 30,		December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash and cash equivalents	$44,635,632	$44,635,632	$12,012,311	$12,012,311
Investment securities available for sale	53,222,374	53,222,374	53,597,174	53,597,174
Loans held for sale	11,975,396	11,975,396	19,871,787	19,871,787
Loans	436,453,582	440,698,568	446,555,089	451,155,101
Accrued interest receivable	2,578,455	2,578,455	2,347,211	2,347,211

Financial liabilities
Deposits	505,976,954	508,279,344	499,012,193	501,222,836
FHLB borrowings	38,750,000	39,018,531	28,750,000	28,883,669
Trust preferred securities	8,764,000	8,764,000	8,764,000	8,764,000
Other borrowings	5,733,610	5,733,610	4,165,430	4,165,430
Accrued interest payable	487,136	487,136	404,801	404,801

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

In May 2011, the Company notified the U.S. Treasury that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  The total arrearage on such preferred stock as of the date of this filing is $184,225.

Note 11 – Commitments and contingencies

Memorandums of Understanding – In December 2010, the Bank entered into a Memorandum of Understanding with the Federal Deposit Insurance Corporation (“FDIC”) and the Virginia Bureau of Financial Institutions (the “BFI”); in February 2011, the Company entered into an additional Memorandum of Understanding with the Federal Reserve and the BFI.  Among other things, the Memorandums of Understanding require us to develop and submit plans to reduce improve our loan portfolio, reducing our commercial real estate concentration, maintain an appropriate allowance for loan losses, review our management performance, and correct certain violations of law.  In particular, the Company must take corrective action regarding the Company’s sale of its headquarters building at the Watkins Centre to the Bank, which the Reserve Bank has determined was not permitted under Section 23A of the Federal Reserve Act.  This transaction had allowed the Company to repay the outstanding mortgage loan on the building, thereby reducing interest expense and increasing earnings on a consolidated basis; as a result, any corrective action could have an adverse impact on the Company’s results of operations.  The Company has provided a plan to the Federal Reserve which provides that the Company will seek to borrow funds to repurchase the building or effect a sale lease-back transaction with a third party, but cannot know at this time what corrective measure will be taken or what the impact will be.  In addition, the Memorandums of Understanding require us to limit asset growth to no more than 5% per year and maintain certain capital ratios higher than those required to be considered “well capitalized.”  The Company has also agreed not to declare or pay and dividends on common stock or preferred stock, including the TARP preferred, or make any payments on its trust preferred securities, without prior regulatory approval.

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

In June 2011, The FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, Topic 220. This ASU eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity.  The ASU instead permits an entity to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income.  Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented.  This ASU is to be applied retrospectively.  For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  Early adoption is permitted, since compliance with the amendments is already permitted.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	the effects of future economic, business and market conditions;
•	governmental monetary and fiscal policies;
•	changes in accounting policies, rules and practices;
•	maintaining capital levels adequate to remain well capitalized;
•	reliance on our management team, including our ability to attract and retain key personnel;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by us;
•	changing trends in customer profiles and behavior; and

•	other factors described from time to time in our reports filed with the SEC

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

Although management endeavors to minimize the credit risk inherent in the Company’s loan portfolio, it must necessarily make various assumptions and judgments about the collectability of the loan portfolio based on its experience and evaluation of economic conditions.  If such assumptions or judgments prove to be incorrect, the current allowance for loan losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income.  Over the last two years, the Company has recorded record provision for loan losses due primarily to loans collateralized by real estate located in its principal market area.

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

Although we were profitable for the year ended December 31, 2010 and the first two quarters of 2011, a continued or worsening turbulence in significant portions of the global financial markets could further impact the Company’s performance – directly by affecting revenues and the value of the Company’s assets and liabilities and indirectly by affecting the Company’s counterparties.

Dramatic declines in the housing market in the past several years have resulted in significant write-downs of asset values by us and other financial institutions in the United States.  Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility.  It is not clear at this time what impact liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been announced or any additional programs that may be initiated in the future will have on the financial markets and the financial services industry.  The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Company.

Additionally, recent periodic safety and soundness examinations performed by bank regulatory agencies have resulted in harsh conclusions concerning the collectability of loans and the treatment of loan workouts.  This approach by the regulatory agencies has, in some cases, resulted in significant increases in allowances for loan losses and troubled debt restructurings.  An examination of the Bank was completed by the Federal Deposit Insurance Corporation during the second quarter of 2011 and we have not yet received their final examination report.

For the three months ended June 30, 2011, the Company had net income totaling $257,000 and net income available to common shareholders of $37,000, or $0.01 per fully diluted share, compared to net income of $460,000 and net income available to common shareholders of $240,000, or $0.06 per fully diluted share, for the same period in 2010.  The most significant factor in our decline in earnings was a decline in the gain on sale assets of $489,000 from the quarter ended June 30, 2010 to the quarter ended June 30, 2011.

Our total assets increased to $612,661,000 at June 30, 2011 from $591,779,000 at December 31, 2010, an increase of $20,882,000, or 3.5%.  Liquid assets (cash and due from banks, federal funds sold, and investment securities available for sale) increased by $39,558,000, loans held for sale decreased by $(7,896,000), and net portfolio loans decreased by $(10,102,000).  The net increase in assets of $20,882,000 was funded primarily by increases in deposits of $6,964,000 and borrowings of $11,568,000.

The following presents management’s discussion and analysis of the financial condition of the Company at June 30, 2011 and December 31, 2010, and results of operations for the Company for the three and six month periods ended June 30, 2011 and 2010.  This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission as well as the second quarter 2011 financial statements and notes thereto appearing elsewhere in this report.

Results of operations

For the three months ended June 30, 2011, the Company had net income of $257,000 and net income available to common shareholders of $37,000, or $0.01 per fully diluted share, compared to net income of $460,000 and net income available to common shareholders of $240,000, or $0.06 per fully diluted share, for the same period in 2010.  For the six months ended June 30, 2011, the Company had net income totaling $340,000 and a net loss available to common shareholders of $(99,000), or $(0.02) per fully diluted share, compared to net income totaling $948,000 and net income available to common shareholders of $510,000, or $0.12 per share on a fully diluted share, for the same period in 2010.  This represents decreases in net income before payment of dividends of $(203,000), or (44)%, and $(608,000), or (64)%, for the three and six month periods, respectively.

The components of these decreases in net income before payment of dividends are presented following:

	Three Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2011

Increase in net interest income	$237,000	$859,000
(Increase) decrease in provision for loan losses	340,000	(163,000)
Decrease in noninterest income	(581,000)	(698,000)
Increase in noninterest expense	(303,000)	(852,000)
Decrease in tax expense	104,000	246,000

	$(203,000)	$(608,000)

Our profitability continues to be negatively affected by the continued stress on our borrowers and real estate values from the recessionary economy.  To obtain an accurate picture of our earnings, it is important to understand what our “core earnings” is, defined as pretax earnings adjusted for gains and losses on sales of assets other than loan sales by the mortgage company as well as the effect of problem assets.  Core earnings is not a measurement under accounting principles generally accepted in the United States.  The following table presents our core earnings as defined for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Pretax income per generally accepted
accounting principles	$389,138	$696,637	$581,258	$1,435,787
Less gain (loss) on sale of
Securities	19	489,162	63,551	598,005
Assets	-	-	(407)	242,936
	19	489,162	63,144	840,941
Add
Provision for loan losses	900,000	1,240,000	1,903,000	1,740,000
Other real estate owned expenses	361,896	471,508	824,212	681,336
	1,261,896	1,711,508	2,727,212	2,421,336

Pretax core earnings	1,651,015	1,918,983	3,245,326	3,016,182
Income tax expense	561,345	652,454	1,103,411	1,025,502

Net core earnings	$1,089,670	$1,266,529	$2,141,915	$1,990,680

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

Net interest income for the second quarter of $4,938,000 represents an increase of $237,000, or 5%, compared to the second quarter of 2010, and a decrease of $100,000, or 2%, compared to the first quarter of 2011.  The increase in net interest income from the second quarter of 2010 to the second quarter of 2011 is primarily a result of a decline in the Company’s cost of funds, which declined from 2.19% for the second quarter of 2010 to 1.73% for the second quarter of 2011.  This decline in cost of funds is a result of the repricing of higher cost certificates of deposit during the low interest rate environment that has existed for the last two years as well as an effort to change our deposit mix so that we are not so dependent on higher cost deposits.  Additionally, we have been able to reprice borrowings at lower rates as they matured.  The decrease in net interest income from the first quarter is a result of a strategic shift in our interest-earning assets from loans to investment securities and federal funds sold to increase liquidity.  Yields on loans are generally higher than yields on more liquid assets such as investment securities and federal funds sold.

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

Net
Interest
Quarter Ended	Margin

June 30, 2010	3.46%
September 30, 2010	3.74%
December 31, 2010	3.84%
March 31, 2011	3.79%
June 30, 2011	3.65%

As interest rates were reduced by the Federal Reserve during 2007 and 2008 in reaction to the declining economy, our margin was compressed as our deposits generally do not reprice as quickly as our loans.  As our deposits repriced downward and the yield on interest earning assets stabilized, our net interest margin reflected an upward trend through the end of 2010.  The small decline in the net interest margin in the first six months of 2011 is a result of the strategic shift in our interest-earning assets from loans to investment securities and federal funds sold discussed previously. Given the difficult economy and the potential impact on interest income from new nonaccrual loans, no assurance can be provided that the net interest margin will not continue to decline.

Average interest-earning assets for the first six months of 2011 decreased by $3,435,000, or 0.6% compared to the first six months of 2010.  The decrease in interest-earning assets was due primarily to a decrease in loans net of deferred fees of $20,330,000 offset by increases in investment securities of $9,628,000 and federal funds sold of $8,815,000.  The average yield on interest-earning assets decreased to 5.37% for the first six months of 2011 compared to 5.51% for the same period in 2010.  Many of our loans are indexed to short-term rates affected by the Federal Reserve’s decisions about short-term interest rates, and, accordingly, as the Federal Reserve increases or decreases short-term rates, the yield on interest-earning assets is affected.  Additionally, while many of our indexed rate loans have interest rate floors included in their terms, we have decreased rates to loan customers to better reflect the current interest rate environment and, in some limited cases, to facilitate workouts on nonperforming loans.

Our average interest-bearing liabilities decreased by $13,428,000, or 2.6%, for the first six months of 2011 compared to the first six months of 2010.  The decrease in interest-bearing liabilities was due to declines in average deposits of $8,904,000 and other borrowings of $4,524,000.  The average cost of interest-bearing liabilities decreased to 1.80% for the first six months of 2011 from 2.28% for the first six months of 2010.  The principal reason for the decrease in liability costs was the continuation of historic low short-term interest rates by the Federal Reserve.  See our discussion of interest rate sensitivity below for more information.

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

Average Balance Sheets
(in thousands)

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$443,722	$6,648	6.01%	$464,233	$7,034	6.08%
Investment securities	51,464	358	2.79%	38,833	286	2.95%
Loans held for sale	9,728	119	4.91%	14,412	180	5.01%
Federal funds and other	37,527	20	0.21%	27,142	16	0.24%
Total interest earning assets	542,441	7,145	5.28%	544,620	7,516	5.54%

Allowance for loan losses and deferred fees	(7,709)			(9,042)
Cash and due from banks	13,577			13,405
Premises and equipment, net	27,386			27,716
Other assets	32,547			32,565
Total assets	$608,242			$609,264

Interest bearing deposits
Interest checking	$37,513	$69	0.74%	$36,456	$81	0.89%
Money market	89,978	167	0.74%	103,928	257	0.99%
Savings	12,073	22	0.73%	10,328	18	0.70%
Certificates	317,615	1,647	2.08%	314,768	1,922	2.45%
Total deposits	457,179	1,905	1.67%	465,480	2,278	1.96%
Borrowings	52,499	297	2.27%	50,139	536	4.29%
Total interest bearing liabilities	509,678	2,202	1.73%	515,619	2,814	2.19%
Noninterest bearing deposits	46,130			41,741
Other liabilities	3,502			2,476
Total liabilities	559,310			559,836
Equity capital	48,933			49,428
Total liabilities and capital	$608,243			$609,264

Net interest income before
provision for loan losses		$4,943			$4,702

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.55%			3.35%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.65%			3.46%

Average Balance Sheets
(in thousands)

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$446,609	$13,567	6.13%	$466,939	$14,035	6.06%
Investment securities	53,430	653	2.46%	43,802	643	2.96%
Loans held for sale	9,270	241	5.24%	10,818	269	5.01%
Federal funds and other	35,502	39	0.22%	26,687	30	0.23%
Total interest earning assets	544,811	14,500	5.37%	548,246	14,977	5.51%

Allowance for loan losses and deferred fees	(7,510)			(9,808)
Cash and due from banks	6,826			11,454
Premises and equipment, net	27,420			27,745
Other assets	32,516			32,782
Total assets	$604,063			$610,419

Interest bearing deposits
Interest checking	$35,469	$133	0.76%	$36,177	$217	1.21%
Money market	91,479	371	0.82%	108,177	627	1.17%
Savings	11,658	41	0.71%	9,862	44	0.90%
Certificates	318,714	3,399	2.15%	312,008	3,902	2.52%
Total deposits	457,320	3,944	1.74%	466,224	4,790	2.07%
Borrowings	48,148	580	2.43%	52,672	1,070	4.10%
Total interest bearing liabilities	505,468	4,524	1.80%	518,896	5,860	2.28%
Noninterest bearing deposits	45,187			39,879
Other liabilities	5,174			2,752
Total liabilities	555,829			561,527
Equity capital	48,234			48,892
Total liabilities and capital	$604,063			$610,419

Net interest income before
provision for loan losses		$9,976			$9,117

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.57%			3.23%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.69%			3.35%

Asset quality and provision for loan losses

The provision for loan losses for the three months ended June 30, 2011 amounted to $900,000 compared to $1,240,000 for the three months ended June 30, 2010.  The provision for loan losses for the six months ended June 30, 2011 was $1,903,000 compared to $1,740,000 for the six months ended June 30, 2010.  The 27% decrease when comparing the three month periods reflects management’s recognition of higher provisions for loan losses in previous periods, including the previous quarter, relative to the Bank’s current level of nonperforming assets.  The 9% increase for the six month periods reflects the continued stress on our borrowers from the recessionary economy.  Asset quality continues to be a concern as there continues to be uncertainty in the economy.  However, our nonaccrual loans have declined over the past twelve months which is a positive indicator of improving asset quality.

Nonperforming assets consisting of nonaccrual loans and other real estate owned for the indicated periods were as follows (dollars in thousands):

	June 30,	March 31,	Dec 31,	Sept 30,	June 30,
	2011	2011	2010	2010	2010

Nonaccrual loans
Number	102	97	106	117	132
Amount	$17,902	$17,568	$20,324	$23,943	$31,106
Other real estate owned	11,982	13,505	12,028	12,941	11,816

Nonperforming assets	$29,884	$31,073	$32,352	$36,884	$42,922

Percentage of total assets	4.88%	5.11%	5.47%	6.32%	7.08%

The continued decrease in nonperforming assets in the second quarter of 2011 reflects the focus of management on this effort as well as placing a few loans back on accrual status.  The $29,884,000 in nonperforming assets at June 30, 2011 represents a decline of $13,038,000 or 30%, from the amount one year earlier.  Loans may be placed  back on accrual status when, in the opinion of management, the circumstances warrant such action such as a history of timely payments, additional collateral is obtained or the borrowers cash flows improve.  Our approach to troubled lending relationships is to work with the borrower to the extent possible and still adhere to strong credit management guidelines.  If the economy continues to be depressed at the levels we have experienced from the latter part of 2008 through 2010, nonperforming assets could increase.  See our discussion of the allowance for loan losses under Allowance for loan losses and Critical accounting policies below.

In addition to the nonperforming assets at June 30, 2011, there were thirteen loans past due 90 days or more and still accruing interest totaling $843,000, compared to six loans totaling $315,000 at December 31, 2010.  We believe that these assets are adequately collateralized and are currently recorded at realistically recoverable values.  However, economic circumstances related to specific credit relationships are changing, which may impact our assessments of collectability.

The following table reflects details related to asset quality and allowance for loan losses of Village Bank (dollars in thousands):

	As on for the three months ended

	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,
	2011	2011	2010	2010	2010

Loans 90 days past due and
still accruing	$843	$440	$315	$738	$959

Restructured loans	25,130	25,932	21,695	21,703	16,722

Nonaccrual loans	17,901	17,568	20,324	23,943	31,106

Other real estate owned	11,982	13,505	12,028	12,941	11,816

Allowance for loan losses
Beginning balance	$7,434	$7,312	$9,819	$9,500	$9,091
Provision for loan losses	900	1,003	1,692	1,410	1,240
Charge-offs	(1,089)	(883)	(4,207)	(1,091)	(954)
Recoveries	11	2	8	-	123
Ending balance	$7,256	$7,434	$7,312	$9,819	$9,500

Ratios
Allowance for loan losses to
Loans, net of unearned income	1.64%	1.68%	1.61%	2.14%	2.05%
Nonaccrual loans	40.53%	42.32%	35.98%	41.01%	30.54%
Nonperforming assets to total assets	4.88%	5.11%	5.47%	6.32%	7.08%

Noninterest income

Noninterest income decreased from $2,987,000 for the three months ended June 30, 2010 to $2,406,000 for the three months ended June 30, 2011, a decrease of $581,000, or 19%.  Noninterest income also decreased from 5,141,000 for the first six months of 2010 to $4,443,000 for the first six months of 2011, a decrease of $698,000, or 14%.  These decreases in noninterest income are primarily a result of lower gain on sale of assets in 2011.

Noninterest expense

Noninterest expense for the three months ended June 30, 2011 was $6,055,000 compared to $5,752,000 for the three months ended June 30, 2010, an increase of $303,000, or 5%.  The more significant increases in noninterest expense occurred in salaries and benefits of $208,000 and loan underwriting expenses of $129,000.  The increase in salaries and benefits is primarily attributable to promotional raises.

Noninterest expense for the six months ended June 30, 2011 totaled $11,935,000, an increase of $852,000, or 8%, from $11,083,000 for the six months ended June 30, 2010.  Salaries and benefits increased by $491,000, or 9%, and expenses related to other real estate owned increased by $143,000, or 21%.  The increase in salaries and benefits is primarily attributable to promotional raises.

Income taxes

The provision for income taxes of $242,000 for the six months ended June 30, 2011 is based upon the results of operations.  Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit.  Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income.  If any such assets are not likely to be recovered, a valuation allowance must be recognized.  We determined that a valuation allowance was not required for deferred tax assets as of June 30, 2011.  The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded a franchise tax expense of $169,000 and $189,000 for the six months ended June 30, 2011 and 2010, respectively.

Loan portfolio

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

The Company’s real estate loan portfolios, which represent approximately 90% of all loans, are secured by mortgages on real property located principally in the Commonwealth of Virginia.  Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral.  The Company’s commercial loan portfolio represents approximately 9% of all loans.  Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $2.5 million.  Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property.  The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.  The remainder of our loan portfolio is in consumer loans which represent 1% of the total.

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%

Commercial	$39,920	9.0%	$37,228	8.2%
Real estate - Construction, land development & other loans	85,103	19.2%	90,773	20.0%
Real estate - Commercial	168,634	38.1%	173,227	38.2%
Real estate - 1-4 Residential	144,616	32.6%	146,647	32.4%
Consumer	4,736	1.1%	5,368	1.2%

Total loans	443,009	100.0%	453,243	100.0%
Deferred loan cost (unearned income), net	701		624
Less: Allowance for loan losses	(7,257)		(7,312)

Total loans, net	$436,453		$446,555

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

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Commercial	$33,136,715	$2,584,814	$3,675,716	$523,199	$39,920,444
Real estate - Construction, land development & other loans	56,477,494	4,274,622	24,350,538	-	85,102,654
Real estate - Commercial	108,929,917	30,269,195	29,122,013	313,244	168,634,369
Real estate - 1-4 Residential	125,166,466	8,500,164	10,785,764	163,825	144,616,219
Consumer	3,599,706	753,407	276,544	106,013	4,735,670

Total loans	$327,310,298	$46,382,202	$68,210,575	$1,106,281	$443,009,356

The following table presents the aging of the recorded investment in past due loans and leases as of June 30, 2011:

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Commercial	$290,475	$87,091	$-	$377,566	$39,542,878	$39,920,444	$-
Real estate - Construction, land development & other loans	7,311,983	930,424	-	8,242,407	76,860,247	85,102,654	-
Real estate - Commercial	1,478,356	1,537,096	-	3,015,452	165,618,917	168,634,369	-
Real estate - 1-4 Residential	2,459,141	1,650,022	793,841	4,903,004	139,713,215	144,616,219	793,841
Consumer	21,812	27,913	49,024	98,749	4,636,921	4,735,670	49,024

Total	$11,561,767	$4,232,546	$842,865	$16,637,178	$426,372,178	$443,009,356	$842,865

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans at June 30, 2011 are set forth in the following table.

		Recorded Investment
	Unpaid			Recorded
	Contractual	Total	Recorded	Investment		Recorded
	Principal	Recorded	Investment	With No	Related	Average
Description of Loans	Balance	Investment	with Allowance	Allowance	Allowance	Investment

Commercial	$2,929,813	$2,893,449		$2,893,449		$2,143,695
Real estate - Construction, land development & other loans	8,320,739	6,176,250	$775,707	5,400,543	$158,000	6,435,293
Real estate - Commercial	1,595,629	1,365,629		1,365,629		4,479,433
Real estate - 1-4 Residential	7,651,454	7,304,494	1,092,479	6,212,015	635,500	6,158,678
Consumer	161,256	161,256	-	161,256	-	118,120

	$20,658,891	$17,901,078	$1,868,186	$16,032,892	$793,500	$19,335,219

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

The overall allowance for loan losses is equivalent to 1.64% of total loans net of deferred fees.  The schedule below, Analysis of Allowance for Loan Losses, reflects the pro rata allocation by the different loan types.  The methodology as to how the allowance was derived is a combination of specific allocations and percentage allocations of the unallocated portion of the allowance for loan losses, as discussed below.  The Company has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Company to allocate the composition of the allowance for loan losses by types of loans.

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

The allowance for loan losses at June 30, 2011 was $7,257,000, compared to $7,312,000 at December 31, 2010.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at June 30, 2011 and December 31, 2010 was 1.64% and 1.61%, respectively.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.  See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Six Months
	June 30,
	2011	2010

Beginning balance	$7,312	$10,522
Provision for loan losses	1,903	1,740
Charge-offs
Commercial	(593)	(1,017)
Real estate - Construction, land development & other loans	-	(1,274)
Real estate - Commercial	(327)	(67)
Real estate - 1-4 Residential	(959)	(590)
Consumer	(93)	(120)
	(1,972)	(3,068)
Recoveries
Commercial	2	183
Real estate - Construction, land development & other loans	10	121
Real estate - Commercial	-	-
Real estate - 1-4 Residential	1	1
Consumer	-	1
	13	306
Net charge-offs	(1,959)	(2,762)

Ending balance	$7,256	$9,500

Loans outstanding at end of year(1)	$443,710	$463,499
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of year	1.64%	2.05%

Average loans outstanding for the year(1)	$446,609	$466,939
Ratio of net charge-offs to average loans
outstanding for the year	0.44%	0.59%

(1) Loans are net of unearned income.

The decline in the ratio of the allowance for loan losses as a percent of loans outstanding is attributable to significant charge-offs of $4,200,000 taken in the fourth quarter of 2010.

An examination of the Bank was completed by the Federal Deposit Insurance Corporation during the second quarter of 2011 and we have not yet received their final examination report.  However, based on preliminary discussions with the regulatory examination personnel, we believe that they will recommend significant changes to our allowance for loan losses during the third quarter of 2011. We have not made any adjustments to the allowance for loan losses at June 30, 2011 as a result of the examination as the amount of such adjustments, if any, has not been determined.

Deposits

Total deposits increased by $6,965,000, or 1.4%, from $499,012,000 at December 31, 2010 to $505,977,000 at June 30, 2011, as compared to an increase of $5,252,000, or 1%, during the first six months of 2010.  Checking and savings accounts increased by $19,613,000, money market accounts decreased by $2,556,000 and time deposits decreased by $10,092,000.  The cost of our interest bearing deposits declined to 1.74% for the first six months of 2011 compared to 2.07% for the first six months of 2010.

While the mix of our deposits continues to be weighted toward time deposits, such deposits represent only 62% of total deposits at June 30, 2011 and 65% at December 31, 2010.  As our branch network has increased and is more convenient to a larger segment of our targeted customer base, we have experienced a move to a higher percentage of our deposits in checking accounts.  We are emphasizing checking account deposit growth at our existing branches.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $38,750,000 and $28,750,000 at June 30, 2011 and December 31, 2010 respectively.  The FHLB advances are secured by the pledge of first mortgage loans, investment securities and our FHLB stock.  Available borrowings at June 30, 2011 were approximately $9.0 million.

Capital resources

Stockholders’ equity at June 30, 2011 was $49,045,000, compared to $48,320,000 at December 31, 2010.  On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the TARP Program).  The TARP Program is a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers.  Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 499,030 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Capital Purchase Program carries a 5% dividend for each of the first 5 years of the investment, and 9% thereafter, unless the shares are redeemed by the Company.  The $725,000 increase in equity during the first six months of 2011 was primarily due to net income of $340,000 and a $691,000 increase in other comprehensive income related to available for sale investments.

In May 2011, the Company notified the U.S. Treasury that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  The total arrearage on such preferred stock as of the date of this filing is $184,225.

During the first quarter of 2005, the Company issued $5.2 million in Trust Preferred Capital Notes to increase its regulatory capital and to help funds its expected growth in 2005.  During the third quarter of 2007, the Company issued $3.6 million in Trust Preferred Capital Notes to partially fund the construction of an 80,000 square foot building completed in 2008.  The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

The Company elected to defer interest payments on the Trust Preferred Capital Notes of $89,135 due on June 15, 2011, and anticipates deferring the interest payments of approximately $89,000 due on September 15, 2011.  Although we elected to defer payment of the interest due, the amount has been accrued and is included in interest expense.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated.

Analysis of Capital
(In thousands)

	June 30,	December 31,
	2011	2010

Tier 1 capital
Preferred stock	$59	$59
Common stock	16,974	16,954
Additional paid-in capital	40,673	40,634
Retained earnings (deficit)	(9,291)	(9,193)
Warrant Surplus	732	732
Discount on preferred stock	(420)	(492)
Qualifying trust preferred securities	8,764	8,764
Total equity	57,491	57,458
Less: goodwill	-	-
Total Tier 1 capital	57,491	57,458

Tier 2 capital
Allowance for loan losses	5,806	5,900
Total Tier 2 capital	5,806	5,900

Total risk-based capital	63,297	63,358

Risk-weighted assets	$463,040	$470,662

Average assets	$572,938	$596,765

Capital ratios
Leverage ratio (Tier 1 capital to
average assets)	10.03%	9.63%
Tier 1 capital to risk-weighted assets	12.42%	12.21%
Total capital to risk-weighted assets	13.67%	13.46%
Equity to total assets	8.01%	8.17%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  The Bank meets the criteria to be categorized as a “well capitalized” institution as of June 30, 2011 and December 31, 2010.  In addition, in December 2010 the Bank entered into a memorandum of understanding with the FDIC that it must maintain a leverage ratio of more than 8% and a total capital to risk-weighted assets ratio of more than 11.5%.  The bank also met this requirement as of June 30, 2011.  When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29.  In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At June 30, 2011, cash, cash equivalents and investment securities available for sale totaled $105,168,000, or 17.2% of total assets, which we believe is adequate to meet short-term liquidity needs.

At June 30, 2011, we had commitments to originate $64,432,000 of loans as compared to $59,240,000 at December 31, 2010.  The increase is primarily attributable to commitments to make mortgage loans by our mortgage company which will be sold in the secondary market.  Fixed commitments to incur capital expenditures were less than $25,000 at June 30, 2011.  Time deposits scheduled to mature in the 12-month period ending June 30, 2012 totaled $135,817,000 at June 30, 2011.  Based on past experience, we believe that a significant portion of such deposits will remain with us.  We further believe that loan repayments and other sources of funds such as deposit growth will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at June 30, 2011.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Village Bank and Trust Financial Corp.
Interest Rate Sensitivity GAP Analysis
June 30, 2011
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$24,664	$17,373	$29,708	$33,612	$127,681	$233,038
Variable rate	100,297	3,286	11,210	23,001	72,177	209,971
Investment securities	24	-	-	-	53,198	53,222
Loans held for sale	11,975	-	-	-	-	11,975
Federal funds sold	7,310	-	-	-	-	7,310

Total rate sensitive assets	144,270	20,659	40,918	56,613	253,056	515,516
Cumulative rate sensitive assets	144,270	164,929	205,847	262,460	515,516

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	39,361	-	39,361
Money market accounts	87,601	-	-	-	-	87,601
Savings (2)	-	-	-	12,967	-	12,967
Certificates of deposit	42,159	29,720	63,938	112,366	65,714	313,897
FHLB advances	1,000	-	8,750	19,000	10,000	38,750
Trust Preferred Securities	-	-	-		8,764	8,764
Federal funds purchased	-	-	-	-	-	-
Other borrowings	5,734	-	-	-	-	5,734

Total rate sensitive liabilities	136,494	29,720	72,688	183,694	84,478	507,074
Cumulative rate sensitive liabilities	136,494	166,214	238,902	422,596	507,074

Rate sensitivity gap for period	$7,776	$(9,061)	$(31,770)	$(127,081)	$168,578	$8,442
Cumulative rate sensitivity gap	$7,776	$(1,285)	$(33,055)	$(160,136)	$8,442

Ratio of cumulative gap to total assets	1.3%	(0.2)%	(5.4)%	(26.1)%	1.4%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	105.7%	99.2%	86.2%	62.1%	101.7%
Ratio of cumulative gap to cumulative
rate sensitive assets	5.4%	(0.8)%	(16.1)%	(61.0)%	1.6%

(1) Includes nonaccrual loans of approximately $17,901,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At June 30, 2011, our balance sheet is asset sensitive for the first three months, meaning that our assets reprice more quickly than our liabilities during that period, and liability sensitive for the next thirty-three months, meaning that our liabilities will reprice more quickly than our assets during that period, with a ratio of cumulative gap to total assets ranging from a positive gap of 1.3% for the first three months to a negative gap of (26.1)% for thirteen to thirty six month period.  A negative gap can adversely affect earnings in periods of increasing interest rates.  Given expectations of rising interest rates by the end of 2011, we believe our balance sheet should be asset sensitive and, accordingly, we have adopted pricing policies to lengthen the maturities/repricing of our liabilities relative to the maturities/pricing of our assets.

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

Real estate acquired in settlement of loans

Real estate acquired in settlement of loans represent properties acquired through foreclosure or physical possession.  Write-downs to fair value less cost to sell of foreclosed assets at the time of transfer are charged to allowance for loan losses.  Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.  Subsequent declines in value are charged to operations.  Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties.  The evaluation of these factors involves subjective estimates and judgments that may change.

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

In June 2011, The FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, Topic 220. This ASU eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity.  The ASU instead permits an entity to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income.  Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented.  This ASU is to be applied retrospectively.  For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  Early adoption is permitted, since compliance with the amendments is already permitted.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Based upon an evaluation as of June 30, 2011 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

In May 2011, the Company notified the U.S. Treasury that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  The total arrearage on such preferred stock as of the date of this filing is $184,225.

ITEM 4 – REMOVED AND RESERVED

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.
(Registrant)

Date: August 15, 2011	By:	/s/ Thomas W. Winfree
Thomas W. Winfree
President and
Chief Executive Officer

Date: August 15, 2011	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350

101
The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.