Form 10-Q
period 2011-09-30
Village Bank & Trust Financial Corp.
filed 2011-11-14
CIK 1290476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

4,243,378 shares of common stock, $4.00 par value, outstanding as of November 3, 2011

Village Bank and Trust Financial Corp.
Form 10-Q

TABLE OF CONTENTS

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2011 (unaudited) and December 31, 2010	3

Consolidated Statements of Income
For the Three and Nine Months Ended
September 30, 2011 and 2010 (unaudited)	4

Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended
September 30, 2011 and 2010 (unaudited)	5

Consolidated Statements of Cash Flows
For the Nine Months Ended
September 30, 2011 and 2010 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46

Item 4. Controls and Procedures	46

Part II – Other Information

Item 1. Legal Proceedings	47

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3. Defaults Upon Senior Securities	47

Item 4. (Removed and Reserved)	47

Item 5. Other Information	47

Item 6. Exhibits	47

Signatures	48

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
September 30, 2011 (Unaudited) and December 31, 2010

	September 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$47,964,169	$9,390,377
Federal funds sold	5,787,193	2,621,934
Total cash and cash equivalents	53,751,362	12,012,311
Investment securities available for sale	56,691,242	53,597,174
Loans held for sale	13,786,238	19,871,787
Loans
Outstandings	436,063,963	453,242,950
Allowance for loan losses	(14,962,062)	(7,311,712)
Deferred fees and costs	729,040	623,851
	421,830,941	446,555,089
Premises and equipment, net	27,106,734	27,437,452
Accrued interest receivable	2,360,571	2,347,211
Bank owned life insurance	6,019,164	5,871,765
Other real estate owned	8,937,045	12,028,111
Other assets	15,357,786	12,058,315

	$605,841,083	$591,779,215

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$62,865,964	$41,036,262
Interest bearing	441,305,236	457,975,931
Total deposits	504,171,200	499,012,193
Long-term debt - trust preferred securities	8,764,000	8,764,000
Federal Home Loan Bank advances	37,750,000	28,750,000
Other borrowings	5,107,402	4,165,430
Accrued interest payable	514,280	404,801
Other liabilities	5,537,305	2,362,597
Total liabilities	561,844,187	543,459,021

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference,
1,000,000 shares authorized, 14,738 shares issued and outstanding	58,952	58,952
Common stock, $4 par value - 10,000,000 shares authorized
4,243,378 shares issued and outstanding at September 30, 2011
4,238,416 shares issued and outstanding at December 31, 2011	16,973,512	16,953,664
Additional paid-in capital	40,702,568	40,633,581
Retained earnings (deficit)	(14,758,254)	(9,192,552)
Common stock warrant	732,479	732,479
Discount on preferred stock	(383,108)	(492,456)
Accumulated other comprehensive income (loss)	670,747	(373,474)
Total stockholders' equity	43,996,896	48,320,194

	$605,841,083	$591,779,215

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income
Loans	$6,586,170	$7,409,474	$20,394,359	$21,713,276
Investment securities	356,893	237,059	1,010,017	879,976
Federal funds sold	19,464	13,747	58,268	43,983
Total interest income	6,962,527	7,660,280	21,462,644	22,637,235

Interest expense
Deposits	1,693,205	2,168,903	5,638,873	6,958,389
Borrowed funds	305,307	450,301	885,156	1,520,365
Total interest expense	1,998,512	2,619,204	6,524,029	8,478,754

Net interest income	4,964,015	5,041,076	14,938,615	14,158,481
Provision for loan losses	9,507,884	1,410,000	11,410,884	3,150,000
Net interest income after provision
for loan losses	(4,543,869)	3,631,076	3,527,731	11,008,481

Noninterest income
Service charges and fees	495,165	484,981	1,366,547	1,375,554
Gain on sale of loans	1,724,730	1,922,868	4,733,648	4,761,092
Gain (loss) on sale of assets	108,473	-	171,617	840,941
Rental income	168,311	118,515	484,540	387,457
Other	100,804	136,111	303,348	494,196
Total noninterest income	2,597,483	2,662,475	7,059,700	7,859,240

Noninterest expense
Salaries and benefits	3,060,285	3,180,292	9,305,684	8,934,796
Occupancy	540,929	492,012	1,552,537	1,529,597
Equipment	224,334	192,505	668,554	631,619
Supplies	98,621	111,941	324,565	363,127
Professional and outside services	599,893	460,308	1,689,339	1,476,927
Advertising and marketing	84,740	109,584	319,163	335,244
Expenses related to foreclosed real estate	387,666	327,261	1,211,878	1,008,597
Other operating expenses	973,426	913,419	2,850,734	2,645,798
Total noninterest expense	5,969,894	5,787,322	17,922,454	16,925,705

Net income before income taxes	(7,916,280)	506,229	(7,335,023)	1,942,016
Income tax expense (benefit)	(2,671,535)	172,117	(2,429,829)	660,285

Net income (loss)	(5,244,745)	334,112	(4,905,194)	1,281,731

Preferred stock dividends and amortization of discount	222,281	221,910	660,508	659,399
Net income (loss) available to common
shareholders	$(5,467,026)	$112,202	$(5,565,702)	$622,332

Earnings (loss) per share, basic	$(1.29)	$0.03	$(1.31)	$0.15
Earnings (loss) per share, diluted	$(1.29)	$0.03	$(1.31)	$0.15

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
and Comprehensive Income
Nine Months Ended September 30, 2011 and 2010
(Unaudited)

							Accumulated
			Additional	Retained		Discount on	Other
	Preferred	Common	Paid-in	Earnings		Preferred	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Stock	Income (loss)	Total

Balance, December 31, 2005		7,418,472	9,191,567	585,416			(43,562)	17,151,893
Issuance of common stock		2,829,880	4,374,314	-			-	7,204,194
Stock based compensation		-	23,007	-			-	23,007
Minimum pension adjustment
(net of income taxes of
Balance, December 31, 2010	$58,952	$16,953,664	$40,633,581	$(9,192,552)	$732,479	$(492,456)	$(373,474)	$48,320,194
Amortization of preferred stock							-	-
discount	-			(109,348)	-	109,348		-
Preferred stock dividend	-	-		(551,160)	-	-	-	(551,160)
Issuance of common stock	-	19,848	(19,848)	-	-	-	-	-
Stock based compensation			88,835					88,835
Minimum pension adjustment
(net of income taxes of $3,315)	-	-	-	-	-	-	6,435	6,435
Net income (loss)	-	-	-	(4,905,194)	-	-	-	(4,905,194)
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	1,037,786	1,037,786
Total comprehensive income	-	-	-	-	-	-	-	(3,860,973)

Balance, September 30, 2011	$58,952	$16,973,512	$40,702,568	$(14,758,254)	$732,479	$(383,108)	$670,747	$43,996,896

Balance, December 31, 2009	$58,952	$16,922,512	$40,568,771	$(9,741,459)	$732,479	$(636,959)	$(56,205)	$47,848,091
Amortization of preferred stock							-	-
discount	-	-		(108,239)	-	108,239		-
Preferred stock dividend	-	-		(551,160)	-	-	-	(551,160)
Issuance of common stock	-	31,152	(31,152)	-	-	-	-	-
Stock based compensation			73,072					73,072
Minimum pension adjustment								-
(net of income taxes of $2,188)	-	-	-	-	-	-	6,435	6,435
Net income	-	-	-	1,281,731	-	-	-	1,281,731
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	297,440	297,440
Total comprehensive income	-	-	-	-	-	-	-	1,585,606

Balance, September 30, 2010	$58,952	$16,953,664	$40,610,691	$(9,119,127)	$732,479	$(528,720)	$247,670	$48,955,609

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$(4,905,194)	$1,281,731
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	1,065,855	976,201
Deferred income taxes	(3,710,085)	-
Provision for loan losses	11,410,884	3,150,000
Write-down of other real estate owned	546,331	184,000
Gain on securities sold	(172,994)	(597,375)
Gain on loans sold	(4,733,648)	(4,761,092)
Gain loss on sale of premises and equipment	-	(242,936)
(Gain) loss on sale of other real estate owned	239,532	(17,546)
Stock compensation expense	88,835	73,072
Proceeds from sale of other real estate owned	5,155,942	4,032,682
Proceeds from sale of mortgage loans	175,498,993	192,149,659
Origination of mortgage loans for sale	(164,679,796)	(206,404,127)
Amortization of premiums and accrection of discounts on securities, net	106,229	367,149
(Increase) decrease in interest receivable	(13,360)	775,417
Increase in bank owned life insurance	(147,399)	(392,312)
(Increase) decrease in other assets	(117,566)	1,485,722
Increase (decrease) in interest payable	109,479	(69,225)
Increase (decrease) in other liabilities	3,174,706	(625,450)
Net cash provided by (used in) operating activities	18,916,744	(8,634,430)

Cash Flows from Investing Activities
Purchases of available for sale securities	(76,141,951)	(15,138,493)
Proceeds from the sale or calls of available for sale securities	803,100	40,670,661
Proceeds from maturities and principal payments of available for sale securities	73,883,951	1,694,167
Net decrease (increase) in loans	10,462,525	(775,672)
Purchases of premises and equipment	(735,137)	(863,782)
Proceeds from sale of premises and equipment	-	377,321
Net cash provided by investing activities	8,272,488	25,964,202

Cash Flows from Financing Activities
Net increase in deposits	5,159,007	(8,232,051)
Net increase (decrease) in Federal Home Loan Bank Advances	9,000,000	(250,000)
Net increase (decrease) in other borrowings	941,972	(10,045,070)
Dividends on preferred stock	(551,160)	(551,160)
Net cash provided by (used in) financing activities	14,549,819	(19,078,281)

Net increase (decrease) in cash and cash equivalents	41,739,051	(1,748,509)
Cash and cash equivalents, beginning of period	12,012,311	20,661,820

Cash and cash equivalents, end of period	$53,751,362	$18,913,311

Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$2,714,621	$5,861,491

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

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

Note 3 - Earnings (loss) per common share

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator
Net income (loss) - basic and diluted	$(5,244,745)	$334,112	$(4,905,194)	$1,281,731
Preferred stock dividend and accretion	222,281	221,910	660,508	659,399
Net income (loss) available to common
shareholders	$(5,467,026)	$112,202	$(5,565,702)	$622,332

Denominator
Weighted average shares outstanding - basic	4,243,378	4,238,416	4,242,905	4,237,505
Dilutive effect of common stock options and
restricted stock awards	-	-	-	-

Weighted average shares outstanding - diluted	4,243,378	4,238,416	4,242,905	4,237,505

Earnings (loss) per share - basic and diluted
Earnings (loss) per share - basic	$(1.29)	$0.03	$(1.31)	$0.15
Effect of dilutive common stock options	-	-	-	-

Earnings (loss) per share - diluted	$(1.29)	$0.03	$(1.31)	$0.15

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented.  Stock options for 310,205 shares of common stock were not included in computing diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 because their effects were anti-dilutive.  Warrants to acquire 499,029 shares of common stock were not included in computing earnings per share in 2011 and 2010 because their effects were also anti-dilutive.

Note 4 – Loans and Allowance for Loan Losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%

Commercial	$37,961,852	8.7%	$37,227,599	8.2%
Real estate - Construction, land
development & other loans	86,467,444	19.8%	90,773,214	20.0%
Real estate - Commercial	166,807,984	38.3%	173,227,491	38.2%
Real estate - 1-4 Residential	140,034,966	32.1%	146,646,780	32.4%
Consumer	4,791,717	1.1%	5,367,866	1.2%

Total loans	436,063,963	100.0%	453,242,950	100.0%
Deferred loan cost (unearned income), net	729,040		623,851
Less: Allowance for loan losses	(14,962,062)		(7,311,712)

	$421,830,941		$446,555,089

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

The following tables provide information on the risk rating of loans at the dates indicated.

	September 30, 2011
	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Commercial	$33,335,341	$1,581,393	$2,600,679	$444,439	$37,961,852
Real estate - construction, land development and other loans	53,953,677	4,743,187	27,770,580	-	86,467,444
Real estate - commercial	98,128,635	21,906,607	46,459,498	313,244	166,807,984
Real estate - 1-4 residential	120,080,357	9,293,980	10,602,621	58,008	140,034,966
Consumer	3,509,806	678,697	464,006	139,208	4,791,717

	$309,007,816	$38,203,864	$87,897,384	$954,899	$436,063,963

	December 31, 2010
	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Commercial	$25,320,711	$2,577,779	$3,283,334	$524,415	$31,706,239
Real estate - construction, land development and other loans	17,132,832	3,438,546	24,648,900	-	45,220,278
Real estate - commercial	212,375,139	20,391,192	28,557,575	193,251	261,517,157
Real estate - 1-4 residential	87,598,976	5,717,843	9,904,670	163,825	103,385,314
Consumer	10,383,486	623,556	299191	107,729	11,413,962

	$352,811,144	$32,748,916	$66,693,670	$989,220	$453,242,950

The following table presents the aging of the recorded investment in past due loans at the dates indicated.

	September 30, 2011
							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Commercial	$52,401	$72,666	$11,558	$136,625	$37,825,227	$37,961,852	$11,558
Real estate - construction, land
development and other loans	569,219	991,594	-	1,560,813	84,906,631	86,467,444	-
Real estate - commercial	694,707	2,645,910	71,620	3,412,237	163,395,747	166,807,984	71,620
Real estate - 1-4 residential	1,012,321	2,254,390	18,700	3,285,411	136,749,555	140,034,966	18,700
Consumer	136,830	2,992	-	139,822	4,651,895	4,791,717	-

	$2,465,478	$5,967,552	$101,878	$8,534,908	$427,529,055	$436,063,963	$101,878

	December 31, 2010
							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Commercial	$190,585	$501,378	$-	$691,963	$31,014,276	$31,706,239	$-
Real estate - construction, land
development and other loans	5,515,931	673,204	79,343	6,268,478	300,468,956	306,737,434	79,343
Real estate - 1-4 residential	2,672,157	973,269	213,478	3,858,904	99,526,410	103,385,314	213,478
Consumer	149,804	42,645	22,322	214,771	11,199,192	11,413,963	22,322

	$8,528,477	$2,190,496	$315,143	$11,034,116	$442,208,834	$453,242,950	$315,143

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans at the dates indicated are set forth in the following table.

	September 30, 2011
		Recorded Investment
	Unpaid			Recorded
	Contractual	Total	Recorded	Investment		Recorded
	Principal	Recorded	Investment	with No	Related	Average
Description of Loans	Balance	Investment	with Allowance	Allowance	Allowance	Investment

Commercial	$282,900	$282,900	$-	$282,900	$-	$1,568,978
Real estate - construction, land
development and other loans	21,685,177	16,877,409	7,391,025	9,486,384	4,807,768	21,691,733
Real estate - commercial	21,085,849	18,794,889	11,457,440	7,337,449	2,290,960	8,200,227
Real estate - 1-4 residential	17,601,256	15,822,156	3,495,098	12,327,058	1,779,100	12,905,229
Consumer	493,341	493,341	-	493,341	-	292,430

	$61,148,523	$52,270,695	$22,343,563	$29,927,132	$8,877,828	$44,658,597

	December 30, 2010
		Recorded Investment
	Unpaid			Recorded
	Contractual	Total	Recorded	Investment		Recorded
	Principal	Recorded	Investment	with No	Related	Average
Description of Loans	Balance	Investment	with Allowance	Allowance	Allowance	Investment

Commercial	$3,642,820	$3,401,381	$178,320	$3,223,061	$178,320	$3,755,382
Real estate - construction, land
development and other loans	15,439,512	10,914,812	1,476,524	9,438,288	110,000	16,182,175
Real estate - 1-4 residential	6,122,804	5,728,804	59,622	5,669,182	16,500	6,924,937
Consumer	278,890	278,890	-	278,890	-	288,539

	$25,484,026	$20,323,887	$1,714,466	$18,609,421	$304,820	$27,151,032

Included in impaired loans are loans classified as troubled debt restructurings (TDRs).  A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrowers financial difficulties that it would not otherwise consider.  As a result of adopting the amendments in Accounting Standards

Update 2011-02, the Company reassessed all loan modifications that occurred since January 1, 2011 for identification as TDRs.  There were no additional TDRs identified in this reassessment.  For loans classified as impaired TDRs, the Company further evaluates the loans as performing or nonperforming.  If, at the time of restructure, the loan is not considered nonaccrual, it will be classified as performing.  TDRs originally classified as nonperforming are able to be reclassified as performing if, subsequent to restructure, they experience six months of payment performance according to the restructured terms.  The following table provides certain information concerning TDRs as of September 30, 2011.

					Specific
				Past Due	Valuation
	Total	Performing	Nonaccrual	31-89 Days	Allowance

Real estate - Construction, land
development & other loans	$20,272,438	$12,335,555	$7,936,883	$-	$4,502,948
Real estate - Commercial	6,159,152	3,978,436	-	2,180,716	304,300
Real estate - 1-4 Residential	5,575,961	5,575,961	-	-	404,000

	$32,007,551	$21,889,952	$7,936,883	$2,180,716	$5,211,248

Number of loans	39	29	9	1	12

Interest income recorded on performing TDRs is presented in the following table.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2011

Real estate - Construction, land
development & other loans	$212,740	$638,220
Real estate - Commercial	86,908	260,724
Real estate - 1-4 Residential	45,698	137,093

	$345,346	$1,036,037

The following table provides information about TDRs identified during the current period.

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

New TDRs
Real estate - Construction, land
development & other loans	4	$3,015,029	$3,015,029	8	$5,855,511	$5,855,511
Real estate - Commercial	2	2,414,805	2,414,805	3	3,190,261	3,190,261
Real estate - 1-4 Residential	2	1,422,772	1,422,772	2	1,422,772	1,422,772

	8	$6,852,606	$6,852,606	13	$10,468,544	$10,468,544

Defaults on TDRs
Real estate - Construction, land
development & other loans	6	$6,182,810		12	$11,835,296
Real estate - Commercial	1	2,180,716		1	2,180,716

	7	$8,363,526		13	$14,016,012

The Company’s recorded investment in loans as of September 30, 2011 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology as follows:

	Loans	Loans
	Individually	Collectively
	Evaluated	Evaluated
	for Impairment	for Impairment	Total

Commercial	$14,828,282	$23,258,515	$38,086,797
Real estate - Construction, land
development & other loans	33,571,308	52,702,885	86,274,193
Real estate - Commercial	144,051,981	22,871,350	166,923,331
Real estate - 1-4 Residential	16,148,913	123,435,302	139,584,215
Consumer	3,976,796	1,218,631	5,195,427

	$212,577,280	$223,486,683	$436,063,963

Activity in the allowance for loan losses is as follows:

		Real estate
		construction,
		land
		development	Real estate	Real estate
	Commercial	and other	commercial	1-4 residential	Consumer	Total

Balance June 30, 2011	$1,250,929	$3,575,106	$108,215	$1,884,733	$437,631	$7,256,614
Charge-offs	(1,042,622)	(193,251)	-	(483,399)	(93,415)	(1,812,687)
Recoveries	-	8,750	-	211	1,290	10,251
Provision	488,209	4,263,747	2,392,867	2,286,693	76,368	9,507,884

Balance September 30, 2011	$696,516	$7,654,352	$2,501,082	$3,688,238	$421,874	$14,962,062

Balance December 31, 2010	$1,315,582	$3,125,960	$98,921	$2,342,583	$428,665	$7,311,712
Charge-offs	(1,635,256)	(193,251)	(326,803)	(1,442,376)	(186,886)	(3,784,573)
Recoveries	2,000	18,750	-	1,557	1,732	24,039
Provision	1,014,190	4,702,893	2,728,964	2,786,474	178,363	11,410,884

Balance September 30, 2011	$696,516	$7,654,352	$2,501,082	$3,688,238	$421,874	$14,962,062

The following table summarizes asset quality information at the dates indicated.

Asset Quality
(in thousands)
	September 30,	December 31,
	2011	2010

Nonaccrual loans	$26,643	$20,324
Foreclosed properties	8,937	12,028
Total nonperforming assets	$35,580	$32,352

Restructured loans	$32,008	$21,695

Loans past due 90 days and still accruing
(not included in nonaccrual loans above)	$102	$315

Nonperforming assets to loans at end of period(1)	8.16%	7.14%

Nonperforming assets to total assets	5.87%	5.47%

Allowance for loan losses to nonaccrual loans	56.2%	36.0%

(1) Loans are net of unearned income.

The following table presents an analysis of the changes in nonperforming assets for the dates indicated.

Nonperforming Assets
(In thousands)

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2009	$25,913	$11,279	$37,192
Additions, net	10,094	481	10,575
Sales	-	(6,020)	(6,020)
Transfers	(6,717)	6,717	-
Repayments	(600)	-	(600)
Charge-offs	(8,366)	(429)	(8,795)

Balance December 31, 2010	$20,324	$12,028	$32,352

Additions, net	13,778	136	13,914
Sales	-	(5,396)	(5,396)
Transfers	(2,715)	2,715	-
Repayments	(967)	-	(967)
Charge-offs	(3,777)	(546)	(4,323)

Balance September 30, 2011	$26,643	$8,937	$35,580

Note 5 – Investment securities

At September 30, 2011 and December 31, 2010, all of our securities were classified as available-for-sale.  The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands).

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
September 30, 2011

US Government Agencies
Five to ten years	$2,775	$2,775	$20	$-	$2,795	3.22%

Mortgage-backed securities
One to five years	72	74	-	-	74	2.68%
More than ten years	40,169	41,111	873	(32)	41,952	2.46%
Total	40,241	41,185	873	(32)	42,026	2.46%

Municipals
More than ten years	4,000	4,084	314	-	4,398	5.14%

Other investments
More than ten years	7,442	7,472	10	(10)	7,472	0.52%

Total investment securities	$54,458	$55,516	$1,217	$(42)	$56,691	2.45%

December 31, 2010
US Treasuries
One to five years	$28,000	$28,017	$-	$-	$28,017	0.22%

US Government Agencies
Five to ten years	3,000	3,000		(111)	2,889	2.00%

Mortgage-backed securities
One to five years	686	703	31	(10)	724	4.90%
More than ten years	14,410	14,796	91	(58)	14,829	2.86%
Total	15,096	15,499	122	(68)	15,553	5.39%

Municipals
More than ten years	6,000	6,060	-	(337)	5,723	4.69%

Other investments
More than ten years	1,418	1,418	-	(3)	1,415	0.69%

Total investment securities	$53,514	$53,994	$122	$(519)	$53,597	2.31%

Investment securities available for sale that have an unrealized loss position at September 30, 2011 and December 31, 2010 are detailed below.

	Securities in a loss		Securities in a loss
	Position for less than		Position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair Value	Unrealized	Fair	Unrealized
	Value	Losses	(Loss)	Losses	Value	Losses
September 30, 2011	(in thousands)
Investment Securities
available for sale
Mortgage-backed securities	$4,834	$(31)	$270	$(1)	$5,104	$(32)
Municipals	3,965	(10)	-	-	3,965	(10)

Total	$8,799	$(41)	$270	$(1)	$9,069	$(42)

December 31, 2010
Investment Securities
available for sale
US Treasuries	$30,286	$(114)	$-	$-	$30,286	$(114)
Mortgage-backed securities	7,079	(68)			7,079	(68)
Municipals	5,723	(337)	-	-	5,723	(337)

Total	$43,088	$(519)	$-	$-	$43,088	$(519)

Management does not believe that any individual unrealized loss as of September 30, 2011 and December 31, 2010 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates.  As of September 30, 2011, management does not have the intent to sell any of the securities classified as available for sale and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

Note 6 – Deposits

Deposits as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%

Noninterest bearing demand	$62,865,964	12.47%	$41,036,262	8.22%
Interest checking accounts	39,356,483	7.81%	33,291,777	6.67%
Money market accounts	83,742,862	16.61%	90,156,362	18.07%
Savings accounts	13,561,520	2.69%	10,538,023	2.11%
Time deposits of $100,000 and over	126,429,092	25.08%	140,846,619	28.23%
Other time deposits	178,215,279	35.35%	183,143,150	36.70%

Total	$504,171,200	100.00%	$499,012,193	100.00%

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly.  The interest rate at September 30, 2011 was 2.40%.  The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  No amounts have been redeemed at September 30, 2011 and there are no plans to do so.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends.  In consideration of the Company’s Memorandum of Understanding with the Federal Reserve Bank of Richmond, which requires regulatory approval to make interest payments on these securities, the Company elected to defer interest payments on the junior subordinated debt securities of $89,135 due on June 15, 2011, and $89,135 due on September 15, 2011.  We also anticipate deferring interest payments of approximately $89,000 due December 15, 2011.  Although we elected to defer payment of the interest due, the amount has been accrued and is included in interest expense.

Note 8 – Stock incentive plan

The Company has a stock incentive plan which authorizes the issuance of up to 455,000 shares of common stock to assist the Company in recruiting and retaining key personnel.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Nine Months Ended September 30,
	2011				2010
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	310,205	$9.48	$4.73		336,005	$9.58	$4.75
Granted	-	-	-		-	-	-
Forfeited	-	-			(25,800)	10.77	5.02
Exercised	-	-	-		-	-	-
Options outstanding,
end of period	310,205	$9.48	$4.73	$-	310,205	$9.48	$4.73	$-
Options exercisable,
end of period	291,350				291,350

During the first quarter of 2009, we granted to certain officers 26,592 restricted shares of common stock with a weighted average fair market value of $4.60 at the date of grant.  These restricted stock awards have three-year graded vesting.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The total number of shares underlying non-vested restricted stock and performance share awards was 6,271 and 14,881 at September 30, 2011 and 2010, respectively.

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of September 30, 2011 and 2010 was $35,960 and $170,568, respectively.  The time based unamortized compensation of $35,960 is expected to be recognized over a weighted average period of 0.35 years.

Stock-based compensation expense was $88,835 and $73,072 for the nine months ended September 30, 2011 and 2010, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates:

	Fair Value Measurement
	at September 30, 2011 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets - Recurring
US Government Agencies	$2,795	$-	$2,795	$-
MBS	42,026	-	42,026	-
Municipals	4,398	-	4,398	-
Other available for sale(1)	7,472	7,472	-	-

Financial Assets - Non-Recurring
Impaired loans	47,852	-	31,221	16,631
Real estate owned	8,937	-	-	8,937
Residential loans held for sale	13,786	-	13,786	-

	Fair Value Measurement
	at September 30, 2010 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets - Recurring
US Government Agencies	$8,854	$-	$8,854	$-
MBS	12,125	-	12,125	-
Municipals	5,285	-	5,285	-
Other available for sale(1)	2,048	-	2,048	-

Financial Assets - Non-Recurring
Impaired loans	23,943	-	-	23,943
Real estate owned	12,941	-	-	12,941
Residential loans held for sale	26,522	-	26,522	-

(1) Excludes restricted stock.

Fair Value Measurement - Level 3
September 30, 2011

	Impaired	Real Estate
	Loans	Owned	Total Assets
	(In thousands)

Balance at June 30, 2011	$17,901	$11,982	$29,883
Total realized and unrealized gains (losses)
included in earnings	(6,743)	(172)	(6,915)
Net transfers in and/or out of Level 3	36,694	(2,873)	33,821

Balance at September 30, 2011	$47,852	$8,937	$56,789

Balance at December 31, 2010	$8,662	$12,028	$20,690
Total realized and unrealized gains (losses)
included in earnings	(8,646)	(786)	(9,432)
Net transfers in and/or out of Level 3	47,836	(2,305)	45,531

Balance at September 30, 2011	$47,852	$8,937	$56,789

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

	September 30,		December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash and cash equivalents	$53,751,362	$53,751,362	$12,012,311	$12,012,311
Investment securities available for sale	56,691,242	56,691,242	53,597,174	53,597,174
Loans held for sale	13,786,238	13,786,238	19,871,787	19,871,787
Loans	421,830,941	424,278,543	446,555,089	451,155,101
Accrued interest receivable	2,360,571	2,360,571	2,347,211	2,347,211

Financial liabilities
Deposits	504,171,200	506,120,173	499,012,193	501,222,836
FHLB borrowings	37,750,000	38,018,506	28,750,000	28,883,669
Trust preferred securities	8,764,000	8,764,000	8,764,000	8,764,000
Other borrowings	5,107,402	5,107,402	4,165,430	4,165,430
Accrued interest payable	514,280	514,280	404,801	404,801

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

In consideration of the Company’s Memorandum of Understanding with the Federal Reserve Bank of Richmond, the Company notified the U.S. Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  The total arrearage on such preferred stock as of the date of this filing is $464,458.

Note 11 – Commitments and contingencies

Memorandums of Understanding – In December 2010, the Bank entered into a Memorandum of Understanding with the Federal Deposit Insurance Corporation (“FDIC”) and the Virginia Bureau of Financial Institutions (the “BFI”); in February 2011, the Company entered into an additional Memorandum of Understanding with the Federal Reserve and the BFI.  Among other things, the Memorandums of Understanding require us to develop and submit plans to reduce improve our loan portfolio, reducing our commercial real estate concentration, maintain an appropriate allowance for loan losses, review our management performance, and correct certain violations of law.  In particular, the Company must take corrective action regarding the Company’s sale of its headquarters building at the Watkins Centre to the Bank, which the Reserve Bank has determined was not permitted under Section 23A of the Federal Reserve Act.  This transaction had allowed the Company to repay the outstanding mortgage loan on the building, thereby reducing interest expense and increasing earnings on a consolidated basis; as a result, any corrective action could have an adverse impact on the Company’s results of operations.  The Company is seeking proposals for purchase of the building but has not received any as of the date of filing this report.  In addition, the Memorandums of Understanding require us to limit asset growth to no more than 5% per year and maintain certain capital ratios higher than those required to be considered “well capitalized.”  The Company has also agreed not to declare or pay any dividends on common stock or preferred stock, including the TARP preferred, or make any payments on its trust preferred securities, without prior regulatory approval.

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

As a result of an examination performed by the FDIC in the first quarter of 2011, the Bank expects to enter into a Consent Order with the FDIC in the fourth quarter of 2011.  We are currently in discussions with the FDIC concerning the content of the Consent Order and do not know its exact requirements at this time.  We believe, however, that those requirements, once finalized, will be more restrictive than those currently contained in the Bank’s Memorandum of Understanding with the FDIC.  In particular, we expect that, among other things, the Consent Order could require an evaluation of management, new capital requirements, restrictions on asset growth, limitations on our ability to use brokered deposits and the interest rates we offer on deposits, and various actions to improve our asset quality and reduce the risk inherent in the Bank’s loan portfolio.  In addition, we could be required to develop and implement various written plans to improve oversight functions, capital, credit risk management, strategic planning and budgeting, interest rate risk, and liquidity and funds management.  As with our Memorandums of Understanding, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with the Consent Order’s terms.

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

In July 2010, the FASB issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  In order to provide greater transparency, this ASU requires significant new disclosures on a disaggregated basis about the allowance for credit losses (i.e., allowance for loan losses for banks) and the credit quality of financing receivables (i.e., loans for banks).  Under the ASU, a rollforward schedule of the allowance for loan losses, with the ending allowance balance further disaggregated on the basis of the impairment method, along with the related ending loan balance and significant purchases and sales of loans during the period are to be disclosed by portfolio segment.  Additional disclosures are required by class of loan, including credit quality, aging of past due loans, nonaccrual status and impairment information.  Disclosure of the nature and extent of troubled debt restructurings (“TDR”) that occurred during the period and their effect on the allowance for loan losses as well as the effect on the allowance of TDRs that occurred within the prior twelve months and that defaulted during the current reporting period will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan portfolio’s risk and performance.  The majority of disclosures required as of the end of a reporting period were effective as of December 31, 2010.  Upon adoption of those portions of the ASU on December 31, 2010, we began providing the required end of period disclosures as currently presented in Note 3.  The disclosures about activity were effective January 1, 2011.  Upon adoption of the final portion of the ASU in our 2011 first quarter, we began providing the required activity disclosures, with the exception of the new TDR related disclosures, as currently presented in Note 3.  In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily deferred the effective date for disclosures related to TDRs.  Beginning with the 2011 third quarter, we began providing the required TDR disclosures as presented in Note 3.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

•	changes in assumptions underlying the establishment of allowances for loan losses, and other estimates;
•	the inability of the Bank to comply with the requirements of agreements with its regulators;
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

Although management endeavors to minimize the credit risk inherent in the Company’s loan portfolio, it must necessarily make various assumptions and judgments about the collectability of the loan portfolio based on its experience and evaluation of economic conditions as well as the current financial condition of its borrowers and their ability to repay loans.  If such assumptions or judgments prove to be incorrect, the current allowance for loan losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income.  During the third quarter of 2011, based on our continuing efforts to evaluate such assumptions and judgments, we determined that continuing depressed market conditions as well as some financial difficulties experienced by some of our more significant borrowers warranted the addition of a significant provision for loan losses of $9.5 million, resulting in a provision for loan losses of $11.4 million for the nine months ended September 30, 2011.  Although we believe that the allowance for loan losses of $14,962,000 at September 30, 2011, which represents 3.43% of loans outstanding, is adequate to absorb potential losses in the Company’s loan portfolio at that date, we can make no assurance that significant provisions for loan losses will not be necessary in the future.  The continuation of depressed economic conditions, especially in our primary market area, will have a negative effect on the collectability of our loan portfolio.

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

For the three months ended September 30, 2011, the Company had a net loss totaling $(5,245,000) and a net loss available to common shareholders of $(5,467,000), or $(1.29) per fully diluted share, compared to net income of $334,000 and net income available to common shareholders of $112,000, or $0.03 per fully diluted share, for the same period in 2010.  The most significant factor in our decline in earnings was the provision for loan losses of $9,508,000 in the third quarter of 2011 compared to a provision for loan losses of $1,410,000 for the same period in 2010.

Our total assets increased to $605,841,000 at September 30, 2011 from $591,779,000 at December 31, 2010, an increase of $14,062,000, or 2.4%.  Liquid assets (cash and due from banks, federal funds sold, and investment securities available for sale) increased by $44,833,000, loans held for sale decreased by $(6,086,000), and net portfolio loans decreased by $(24,724,000).  The net increase in assets of $20,882,000 was funded primarily by increases in deposits of $5,159,000 and borrowings of $9,942,000.

As a result of an examination performed by the FDIC in the first quarter of 2011, the Bank expects to enter into a Consent Order with the FDIC in the fourth quarter of 2011.  We are currently in discussions with the FDIC concerning the content of the Consent Order and do not know its exact requirements at this time.  We believe, however, that those requirements, once finalized, will be more restrictive than those currently contained in the Bank’s Memorandum of Understanding with the FDIC.  In particular, we expect that, among other things, the Consent Order could require an evaluation of management, new capital requirements, restrictions on asset growth, limitations on our ability to use brokered deposits and the interest rates we offer on deposits, and various actions to improve our asset quality and reduce the risk inherent in the Bank’s loan portfolio.  In addition, we could be required to develop and implement various written plans to improve oversight functions, capital, credit risk management, strategic planning and budgeting, interest rate risk, and liquidity and funds management.  As with our Memorandums of Understanding, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with the Consent Order’s terms.

The following presents management’s discussion and analysis of the financial condition of the Company at September 30, 2011 and December 31, 2010, and results of operations for the Company for the three and nine month periods ended September 30, 2011 and 2010.  This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission as well as the third quarter 2011 financial statements and notes thereto appearing elsewhere in this report.

Results of operations

For the three months ended September 30, 2011, the Company had a net loss of $(5,245,000) and a net loss available to common shareholders of $(5,467,000), or $(1.29) per fully diluted share, compared to net income of $334,000 and net income available to common shareholders of $112,000, or $0.03 per fully diluted share, for the same period in 2010.  For the nine months ended September 30, 2011, the Company had a net loss of $(4,905,000) and a net loss available to common shareholders of $(5,566,000), or $(1.31) per fully diluted share, compared to net income totaling $1,282,000 and net income available to common shareholders of $622,000, or $0.15 per share on a fully diluted share, for the same period in 2010.

The components of these decreases in net income before payment of dividends are presented following:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2011

Increase (decrease) in net interest income	$(77,000)	$780,000
Increase in provision for loan losses	(8,098,000)	(8,261,000)
Decrease in noninterest income	(65,000)	(799,000)
Increase in noninterest expense	(183,000)	(997,000)
Decrease in tax expense	2,844,000	3,090,000

	$(5,579,000)	$(6,187,000)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Pretax income (loss) per generally
accepted accounting principles	$(7,916,280)	$506,229	$(7,335,023)	$1,942,016
Less gain (loss) on sale of
Securities	108,473	-	171,617	597,375
Assets	-	-	-	242,936
	108,473	-	171,617	840,311
Add
Provision for loan losses	9,507,884	1,410,000	11,410,884	3,150,000
Other real estate owned expenses	387,666	327,261	1,211,878	1,008,597
	9,895,550	1,737,261	12,622,762	4,158,597

Pretax core earnings	1,870,797	2,243,490	5,116,122	5,260,302
Income tax expense	636,071	762,787	1,739,481	1,788,503

Net core earnings	$1,234,726	$1,480,703	$3,376,641	$3,471,799

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

Net interest income for the third quarter of $4,964,000 represents a decrease of $(77,000), or 2%, compared to the third quarter of 2010, and an increase of $26,000, or 1%, compared to the second quarter of 2011.  While these changes in net interest income are not material, changes in the components of net interest income are worthy of note.  Yields on assets have declined from 5.69% for the third quarter of 2010, to 5.28% for the second quarter of 2011 and 5.09% for the third quarter of 2011.  This decline in yields on interest earning assets is a result of a strategic shift by management in the makeup of our interest-earning assets, from loans to investment securities and federal funds sold, primarily to increase liquidity.  Yields on loans are generally higher than yields on more liquid assets such as investment securities and federal funds sold.  Additionally, an increase in nonaccrual loans has had a negative effect on asset yields.

Our cost of funds has also declined from 2.06% for the third quarter of 2010, to 1.73% for the second quarter of 2011 and 1.59% for the third quarter of 2011.  The decline in our cost of funds is a result of the repricing of higher cost certificates of deposit during the low interest rate environment that has existed for the last two years as well as an effort to change our deposit mix so that we are not so dependent on higher cost deposits.  Additionally, we have been able to reprice borrowings at lower rates as they matured.

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

Net
Interest
Quarter Ended	Margin

September 30, 2010	3.74%
December 31, 2010	3.84%
March 31, 2011	3.79%
June 30, 2011	3.65%
September 30, 2011	3.63%

As interest rates were reduced by the Federal Reserve during 2007 and 2008 in reaction to the declining economy, our margin was compressed as our deposits generally do not reprice as quickly as our loans.  As our deposits repriced downward and the yield on interest earning assets stabilized, our net interest margin reflected an upward trend through the end of 2010.  The small decline in the net interest margin in the first nine months of 2011 is a result of the strategic shift in our interest-earning assets from loans to investment securities and federal funds sold and the increase in nonaccrual loans discussed previously.  Given the difficult economy and the potential impact on interest income from new nonaccrual loans, no assurance can be provided that the net interest margin will not continue to decline.

Average interest-earning assets for the first nine months of 2011 decreased by $1,374,000, or 0.3% compared to the first nine months of 2010.  The decrease in interest-earning assets was due primarily to decreases in loans of $21,874,000 and loans held for sale of $3,982,000 offset by increases in investment securities of $14,812,000 and federal funds sold of $9,670,000.  The average yield on interest-earning assets decreased to 5.29% for the first nine months of 2011 compared to 5.57% for the same period in 2010.  Many of our loans are indexed to short-term rates affected by the Federal Reserve’s decisions about short-term interest rates, and, accordingly, as the Federal Reserve increases or decreases short-term rates, the yield on interest-earning assets is affected.  Additionally, while many of our indexed rate loans have interest rate floors included in their terms, we have decreased rates to loan customers to better reflect the current interest rate environment and, in some limited cases, to facilitate workouts on nonperforming loans.

Our average interest-bearing liabilities decreased by $10,130,000, or 2.0%, for the first nine months of 2011 compared to the first nine months of 2010.  The decrease in interest-bearing liabilities was due to declines in average deposits of $8,263,000 and other borrowings of $1,867,000.  The average cost of interest-bearing liabilities decreased to 1.73% for the first nine months of 2011 from 2.21% for the first nine months of 2010.  The principal reason for the decrease in liability costs was the continuation of historic low short-term interest rates by the Federal Reserve.  See our discussion of interest rate sensitivity below for more information.

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

Average Balance Sheets
(in thousands)

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans	$441,461	$6,469	5.81%	$461,442	$7,190	6.18%
Investment securities	54,875	357	2.58%	29,844	237	3.15%
Loans held for sale	10,268	117	4.52%	18,752	219	4.63%
Federal funds and other	35,625	20	0.22%	24,297	14	0.23%
Total interest earning assets	542,229	6,963	5.09%	534,335	7,660	5.69%

Allowance for loan losses and deferred fees	(7,423)			(9,384)
Cash and due from banks	13,589			14,751
Premises and equipment, net	27,245			27,665
Other assets	31,303			34,235
Total assets	$606,943			$601,602

Interest bearing deposits
Interest checking	$38,226	$52	0.54%	$32,705	$58	0.70%
Money market	85,361	116	0.54%	97,384	236	0.96%
Savings	13,199	22	0.66%	10,323	18	0.69%
Certificates	309,277	1,504	1.93%	312,706	1,857	2.36%
Total deposits	446,063	1,694	1.51%	453,118	2,169	1.90%
Borrowings	53,622	305	2.26%	51,412	450	3.47%
Total interest bearing liabilities	499,685	1,999	1.59%	504,530	2,619	2.06%
Noninterest bearing deposits	53,139			44,189
Other liabilities	4,210			2,910
Total liabilities	557,034			551,629
Equity capital	49,910			49,973
Total liabilities and capital	$606,944			$601,602

Net interest income before
provision for loan losses		$4,964			$5,041

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.51%			3.63%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.63%			3.74%

Average Balance Sheets
(in thousands)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans	$443,212	$20,037	6.04%	$465,087	$21,225	6.10%
Investment securities	53,911	1,010	2.50%	39,099	880	3.01%
Loans held for sale	9,509	358	5.03%	13,491	488	4.84%
Federal funds and other	35,552	58	0.22%	25,881	44	0.23%
Total interest earning assets	542,184	21,463	5.29%	543,558	22,637	5.57%

Allowance for loan losses and deferred fees	(7,480)			(9,665)
Cash and due from banks	9,102			12,565
Premises and equipment, net	27,361			27,718
Other assets	32,256			33,953
Total assets	$603,423			$608,129

Interest bearing deposits
Interest checking	$36,479	$184	0.67%	$35,512	$274	1.03%
Money market	89,342	487	0.73%	104,034	863	1.11%
Savings	12,176	63	0.69%	10,018	62	0.83%
Certificates	315,547	4,905	2.08%	312,244	5,760	2.47%
Total deposits	453,544	5,639	1.66%	461,808	6,959	2.01%
Borrowings	50,381	885	2.35%	52,247	1,520	3.89%
Total interest bearing liabilities	503,925	6,524	1.73%	514,055	8,479	2.21%
Noninterest bearing deposits	47,884			41,332
Other liabilities	3,334			2,760
Total liabilities	555,143			558,147
Equity capital	48,280			49,982
Total liabilities and capital	$603,423			$608,129

Net interest income before
provision for loan losses		$14,939			$14,158

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.56%			3.36%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.68%			3.48%

Asset quality and provision for loan losses

The provision for loan losses for the three months ended September 30, 2011 amounted to $9,508,000 compared to $1,410,000 for the three months ended September 30, 2010.  The provision for loan losses for the nine months ended September 30, 2011 was $11,411,000 compared to $3,150,000 for the nine months ended September 30, 2010.  The significant increase in the provision for loan losses in 2011 reflects management’s determination that continuing depressed market conditions in 2011 as well as some financial difficulties experienced by some of our more significant borrowers warranted the addition of a significant provision for loan losses in the third quarter.  Although we believe that the allowance for loan losses of $14,962,000 at September 30, 2011, which represents 3.43% of loans outstanding, is adequate to absorb potential losses in the Company’s loan portfolio at that date, we can make no assurance that significant provisions for loan losses will not be necessary in the future.  The continuation of depressed economic conditions, especially in our primary market area, will have a negative effect on the collectability of our loan portfolio.

Nonperforming assets consisting of nonaccrual loans and other real estate owned for the indicated periods were as follows (dollars in thousands):

	Sept 30,	June 30,	March 31,	Dec 31,	Sept 30,
	2011	2011	2011	2010	2010

Nonaccrual loans
Number	130	102	97	106	117
Amount	$26,643	$17,902	$17,568	$20,324	$23,943
Other real estate owned	8,937	11,982	13,505	12,028	12,941

Nonperforming assets	$35,580	$29,884	$31,073	$32,352	$36,884

Percentage of total assets	5.87%	4.88%	5.11%	5.47%	6.32%

The significant increase in nonperforming assets in the third quarter of 2011 reflects the continued stress of the depressed economy on our borrowers.  Our approach to troubled lending relationships is to work with the borrower to the extent possible and still adhere to strong credit management guidelines.  However, once we determine that it is doubtful that a borrower will have the financial ability to repay all principal and interest due on the loan, we will place the loan on nonaccrual status.  If the economy continues to be depressed at the levels we have experienced from the latter part of 2008 through 2010, nonperforming assets could increase.  See our discussion of the allowance for loan losses under Allowance for loan losses and Critical accounting policies below.

In addition to the nonperforming assets at September 30, 2011, there were three loans past due 90 days or more and still accruing interest totaling $102,000, compared to six loans totaling $315,000 at December 31, 2010.  We believe that these assets are adequately collateralized and are currently recorded at realistically recoverable values.  However, economic circumstances related to specific credit relationships are changing, which may impact our assessments of collectability.

The following table reflects details related to asset quality and allowance for loan losses of Village Bank (dollars in thousands):

As of and for the three months ended

	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,
	2011	2011	2011	2010	2010

Loans 90 days past due and
still accruing	$102	$843	$440	$315	$738

Restructured loans	32,008	25,130	25,932	21,695	21,703

Nonaccrual loans	26,643	17,901	17,568	20,324	23,943

Other real estate owned	8,937	11,982	13,505	12,028	12,941

Allowance for loan losses
Beginning balance	$7,256	$7,434	$7,312	$9,819	$9,500
Provision for loan losses	9,508	900	1,003	1,692	1,410
Charge-offs	(1,812)	(1,089)	(883)	(4,207)	(1,091)
Recoveries	10	11	2	8	-
Ending balance	$14,962	$7,256	$7,434	$7,312	$9,819

Ratios
Allowance for loan losses to
Loans, net of unearned income	3.43%	1.64%	1.68%	1.61%	2.14%
Nonaccrual loans	56.16%	40.53%	42.32%	35.98%	41.01%
Nonperforming assets to total assets	5.87%	4.88%	5.11%	5.47%	6.32%

Noninterest income

Noninterest income decreased from $2,662,000 for the three months ended September 30, 2010 to $2,597,000 for the three months ended September 30, 2011, a decrease of $65,000, or 2%.  Noninterest income also decreased from $7,859,000 for the first nine months of 2010 to $7,060,000 for the first nine months of 2011, a decrease of $799,000, or 10%.  The decrease in noninterest income for the nine month period comparison is primarily a result of lower gain on sale of assets in 2011.

Noninterest expense

Noninterest expense for the three months ended September 30, 2011 was $5,970,000 compared to $5,787,000 for the three months ended September 30, 2010, an increase of $183,000, or 3%.  The more significant increases in noninterest expense occurred in professional and outside services of $140,000 and expenses related to foreclosed real estate of $60,000.

Noninterest expense for the nine months ended September 30, 2011 totaled $17,922,000, an increase of $996,000, or 6%, from $16,926,000 for the nine months ended September 30, 2010.  Salaries and benefits increased by $371,000, or 4%, professional and outside services increased by $212,000, or 14%, and expenses related to foreclosed real estate increased by $203,000, or 20%.  The increase in salaries and benefits is primarily attributable to promotional raises.

Income taxes

The income tax benefit of $2,430,000 for the nine months ended September 30, 2011 is based upon the results of operations.  Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit.  Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income.  If any such assets are not likely to be recovered, a valuation allowance must be recognized.  We determined that a valuation allowance was not required for deferred tax assets as of September 30, 2011.  The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded a franchise tax expense of $258,000 and $274,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands).

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%

Commercial	$37,962	8.7%	$37,228	8.2%
Real estate - Construction, land
development & other loans	86,467	19.8%	90,773	20.0%
Real estate - Commercial	166,808	38.3%	173,227	38.2%
Real estate - 1-4 Residential	140,035	32.1%	146,647	32.4%
Consumer	4,792	1.1%	5,368	1.2%

Total loans	436,064	100.0%	453,243	100.0%
Deferred loan cost (unearned income), net	729		624
Less: Allowance for loan losses	(14,962)		(7,312)

	$421,831		$446,555

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

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Commercial	$33,335,341	$1,581,393	$2,600,679	$444,439	$37,961,852
Real estate - Construction, land
development and other loans	53,953,677	4,743,187	27,770,580	-	86,467,444
Real estate - Commercial	98,128,635	21,906,607	46,459,498	313,244	166,807,984
Real estate - 1-4 Residential	120,080,357	9,293,980	10,602,621	58,008	140,034,966
Consumer	3,509,806	678,697	464,006	139,208	4,791,717

	$309,007,816	$38,203,864	$87,897,384	$954,899	$436,063,963

The following table presents the aging of the recorded investment in past due loans and leases as of September 30, 2011:

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Commercial	$52,401	$72,666	$11,558	$136,625	$37,825,227	$37,961,852	$11,558
Real estate - Construction, land
development and other loans	569,219	991,594	-	1,560,813	84,906,631	86,467,444	-
Real estate - Commercial	694,707	2,645,910	71,620	3,412,237	163,395,747	166,807,984	71,620
Real estate - 1-4 Residential	1,012,321	2,254,390	18,700	3,285,411	136,749,555	140,034,966	18,700
Consumer	136,830	2,992	-	139,822	4,651,895	4,791,717	-

	$2,465,478	$5,967,552	$101,878	$8,534,908	$427,529,055	$436,063,963	$101,878

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans at September 30, 2011 are set forth in the following table.

		Recorded Investment
	Unpaid			Recorded
	Contractual	Total	Recorded	Investment		Recorded
	Principal	Recorded	Investment	With No	Related	Average
Description of Loans	Balance	Investment	with Allowance	Allowance	Allowance	Investment

Commercial	$282,900	$282,900	$-	$282,900	$-	$1,568,978
Real estate - Construction, land
development & other loans	17,805,728	17,805,728	12,198,793	5,606,935	4,807,768	7,640,348
Real estate - Commercial	15,663,417	15,663,417	13,748,400	1,915,017	2,290,960	5,226,868
Real estate - 1-4 Residential	13,607,020	13,607,020	5,274,198	8,332,822	1,779,100	8,088,665
Consumer	493,341	493,341	-	493,341	-	292,430

	$47,852,406	$47,852,406	$31,221,391	$16,631,015	$8,877,828	$22,817,289

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

The overall allowance for loan losses is equivalent to 3.43% of total loans net of deferred fees.  The schedule below, Analysis of Allowance for Loan Losses, reflects the pro rata allocation by the different loan types.  The methodology as to how the allowance was derived is a combination of specific allocations and percentage allocations of the unallocated portion of the allowance for loan losses, as discussed below.  The Company has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Company to allocate the composition of the allowance for loan losses by types of loans.

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

The allowance for loan losses at September 30, 2011 was $14,962,000, compared to $7,312,000 at December 31, 2010.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at September 30, 2011 and December 31, 2010 was 3.43% and 1.61%, respectively.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.  See our discussion of the allowance for loan losses under Critical accounting policies below.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (dollars in thousands).

	Nine Months
	September 30,
	2011	2010

Beginning balance	$7,312	$10,522
Provision for loan losses	11,411	3,150
Charge-offs
Commercial	(193)	(804)
Real estate - Construction, land development & other loans	(327)	(957)
Real estate - Commercial	(1,635)	(1,228)
Real estate - 1-4 Residential	(1,443)	(1,017)
Consumer	(187)	(153)
	(3,785)	(4,159)
Recoveries
Commercial	19	203
Real estate - Construction, land development & other loans	-	1
Real estate - Commercial	2	-
Real estate - 1-4 Residential	1	101
Consumer	2	1
	24	306
Net charge-offs	(3,761)	(3,853)

Ending balance	$14,962	$9,819

Loans outstanding at end of period(1)	$436,793	$458,126
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of period	3.43%	2.14%

Average loans outstanding for the period(1)	$443,212	$465,087
Ratio of net charge-offs to average loans
outstanding for the period	0.85%	0.83%

(1) Loans are net of unearned income.

The increase in the ratio of the allowance for loan losses as a percent of loans outstanding is attributable to management’s determination that a significant provision for loan losses of $9,508,000 was warranted in the third quarter of 2011 due to a continued depressed economy as well as some financial difficulties experienced by some of our more significant borrowers.

Deposits

Total deposits increased by $5,159,000, or 1%, from $499,012,000 at December 31, 2010 to $504,171,000 at September 30, 2011, as compared to a decrease of $(8,232,000), or 2%, during the first nine months of 2010.  Checking and savings accounts increased by $30,918,000, money market accounts decreased by $(6,413,000) and time deposits decreased by $(19,346,000).  The cost of our interest bearing deposits declined to 1.66% for the first nine months of 2011 compared to 2.01% for the first nine months of 2010.

While the mix of our deposits continues to be weighted toward time deposits, such deposits represent only 60% of total deposits at September 30, 2011 and 65% at December 31, 2010.  As our branch network has increased and is more convenient to a larger segment of our targeted customer base, we have experienced a move to a higher percentage of our deposits in checking accounts.  We are emphasizing checking account deposit growth at our existing branches.

The variety of deposit accounts that we offer has allowed us to be competitive in obtaining funds and has allowed us to respond with flexibility to, although not to eliminate, the threat of disintermediation (the flow of funds away from depository institutions such as banking institutions into direct investment vehicles such as government and corporate securities).  Our ability to attract and retain deposits, and our cost of funds, has been, and is expected to continue to be, significantly affected by money market conditions as well as any restrictions on deposit interest rates that may be included in the Consent Order with the FDIC.

Borrowings

We use borrowings to supplement deposits when they are available at a lower overall cost to us or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $37,750,000 and $28,750,000 at September 30, 2011 and December 31, 2010 respectively.  The FHLB advances are secured by the pledge of first mortgage loans, investment securities and our FHLB stock.  Available borrowings at September 30, 2011 were approximately $9.0 million.

Capital resources

Stockholders’ equity at September 30, 2011 was $43,997,000, compared to $48,320,000 at December 31, 2010.  On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the TARP Program).  The TARP Program is a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers.  Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 499,030 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Capital Purchase Program carries a 5% dividend for each of the first 5 years of the investment, and 9% thereafter, unless the shares are redeemed by the Company.  The $(4,323,000) decrease in equity during the first nine months of 2011 was primarily due to the net loss of $(4,905,000).

Pursuant to the Memorandums of Understanding, the Company has agreed not to declare or pay any dividends on common stock or preferred stock, including the TARP preferred, or make any payments on its trust preferred securities, without prior regulatory approval.

In May 2011, the Company notified the U.S. Treasury that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  The total arrearage on such preferred stock as of the date of this filing is $464,458.

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

The Company elected to defer interest payments on the Trust Preferred Capital Notes of $89,135 due on June 15, 2011, and $89,135 due on September 15, 2011.  We also anticipate deferring interest payments of approximately $89,000 due December 15, 2011.  Although we elected to defer payment of the interest due, the amount has been accrued and is included in interest expense.

The following table presents the composition of the Company’s regulatory capital and the capital ratios at the dates indicated (dollars in thousands).

	September 30,	December 31,
	2011	2010

Tier 1 capital
Preferred stock	$59	$59
Common stock	16,973	16,954
Additional paid-in capital	40,703	40,634
Retained earnings (deficit)	(14,758)	(9,193)
Warrant Surplus	732	732
Discount on preferred stock	(383)	(492)
Qualifying trust preferred securities	8,764	8,764
Total Tier 1 capital	52,090	57,458

Tier 2 capital
Allowance for loan losses	5,677	5,900
Total Tier 2 capital	57,767	63,358

Total risk-based capital	$57,767	$63,358

Risk-weighted assets	$444,868	$470,662

Average assets	$596,061	$596,765

Capital ratios
Leverage ratio (Tier 1 capital to
average assets)	8.74%	9.63%
Tier 1 capital to risk-weighted assets	11.71%	12.21%
Total capital to risk-weighted assets	12.99%	13.46%
Equity to total assets	7.26%	8.17%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  The Bank meets the criteria to be categorized as a “well capitalized” institution as of September 30, 2011 and December 31, 2010.  In addition, in December 2010 the Bank entered into a memorandum of understanding with the FDIC that it must maintain a leverage ratio of more than 8% and a total capital to risk-weighted assets ratio of more than 11.5%.  The Bank did not meet this requirement as of September 30, 2011 as its leverage ratio was 7.74%.  When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29.  In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

Liquidity

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At September 30, 2011, cash, cash equivalents and investment securities available for sale totaled $110,443,000, or 18.2% of total assets, which we believe is adequate to meet short-term liquidity needs.

At September 30, 2011, we had commitments to originate $48,768,000 of loans as compared to $59,240,000 at December 31, 2010.  The decrease is primarily attributable to commitments to make mortgage loans by our mortgage company which will be sold in the secondary market.  Fixed commitments to incur capital expenditures were less than $25,000 at September 30, 2011.  Time deposits scheduled to mature in the 12-month period ending September 30, 2012 totaled $119,420,000 at September 30, 2011.  Based on past experience, we believe that a significant portion of such deposits will remain with us.  We further believe that loan repayments and other sources of funds such as deposit growth will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at September 30, 2011.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Interest Rate Sensitivity GAP Analysis
September 30, 2011
(In thousands)
	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$30,033	$16,659	$24,890	$39,925	$111,476	$222,983
Variable rate	94,067	7,324	9,261	27,268	75,161	213,081
Investment securities	56	-	-	16	56,619	56,691
Loans held for sale	13,786	-	-	-	-	13,786
Federal funds sold	5,787	-	-	-	-	5,787

Total rate sensitive assets	143,729	23,983	34,151	67,209	243,256	512,328
Cumulative rate sensitive assets	143,729	167,712	201,863	269,072	512,328

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	39,356	-	39,356
Money market accounts	83,743	-	-	-	-	83,743
Savings (2)	-	-	-	13,562	-	13,562
Certificates of deposit	30,577	36,964	51,879	113,931	71,293	304,644
FHLB advances	-	1,000	8,750	18,000	10,000	37,750
Trust Preferred Securities	-	-	-		8,764	8,764
Federal funds purchased	-	-	-	-	-	-
Other borrowings	5,107	-	-	-	-	5,107

Total rate sensitive liabilities	119,427	37,964	60,629	184,849	90,057	492,926
Cumulative rate sensitive liabilities	119,427	157,391	218,020	402,869	492,926

Rate sensitivity gap for period	$24,302	$(13,981)	$(26,478)	$(117,640)	$153,199	$19,402
Cumulative rate sensitivity gap	$24,302	$10,321	$(16,157)	$(133,797)	$19,402

Ratio of cumulative gap to total assets	4.0%	1.7%	(2.7)%	(22.1)%	3.2%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	120.3%	106.6%	92.6%	66.8%	103.9%
Ratio of cumulative gap to cumulative
rate sensitive assets	16.9%	6.2%	(8.0)%	(49.7)%	3.8%

(1) Includes nonaccrual loans of approximately $24,558,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At September 30, 2011, our balance sheet is asset sensitive for the first three months, meaning that our assets reprice more quickly than our liabilities during that period, and liability sensitive for the next thirty-three months, meaning that our liabilities will reprice more quickly than our assets during that period, with a ratio of cumulative gap to total assets ranging from a positive gap of 4.0% for the first three months to a negative gap of (22.1)% for thirteen to thirty six month period.  A negative gap can adversely affect earnings in periods of increasing interest rates.  Given expectations of rising interest rates by the end of 2011, we believe our balance sheet should be asset sensitive and, accordingly, we have adopted pricing policies to lengthen the maturities/repricing of our liabilities relative to the maturities/pricing of our assets.

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

Troubled debt restructurings

A loan is accounted for as a troubled debt restructuring if we, for economic or legal reasons, grant a concession to a borrower considered to be experiencing financial difficulties that we would not otherwise consider.  A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate or balance of the loan, a reduction of accrued interest, an extension of the maturity date or renewal of the loan at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions.  Troubled debt restructurings can be in either accrual or nonaccrual status.  Nonaccrual troubled debt restructurings are included in nonperforming loans.  Accruing troubled debt restructurings are generally excluded from nonperforming loans as it is considered probable that all contractual principal and interest due under the restructured terms will be collected.

In accordance with current accounting guidance, loans modified as troubled debt restructurings are, by definition, considered to be impaired loans.  Impairment for these loans is measured on a loan-by-loan basis similar to other impaired loans as described above under Allowance for loan losses.  Certain loans modified as troubled debt restructurings may have been previously measured for impairment under a general allowance methodology (i.e., pooling), thus at the time the loan is modified as a troubled debt restructuring the allowance will be impacted by the difference between the results of these two measurement methodologies.  Loans modified as troubled debt restructurings that subsequently default are factored into the determination of the allowance in the same manner as other defaulted loans.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Based upon an evaluation as of September 30, 2011 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.

ITEM 1A – RISK FACTORS

Other than as set forth below, there were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010.

The Bank expects to enter into a Consent Order with the FDIC, which will require us to dedicate a significant amount of resources to comply with the order.

The Bank expects that it will enter into a Consent Order with the FDIC in the fourth quarter of 2011.  While we do not know the exact contents of the Consent Order at this time, we expect that, among other things, the Consent Order could require an evaluation of management, new capital requirements, restrictions on asset growth, limitations on our ability to use brokered deposits and the interest rates we offer on deposits, and various actions to improve our asset quality and reduce the risk inherent in the Bank’s loan portfolio.  In addition, we could be required to develop and implement various written plans to improve oversight functions, capital, credit risk management, strategic planning and budgeting, interest rate risk, and liquidity and funds management.  Certain of these provisions could adversely impact our business and the results of operations.  In addition, while subject to the Consent Order, we expect that management and the board of directors will be required to focus considerable time and attention on taking corrective actions to comply with the its terms.  We also expect that we may be required to hire third party consultants and advisors to assist us in complying with the Consent Order, which could increase our noninterest expense and reduce our earnings.

There is also no guarantee that the Bank will successfully address the FDIC’s concerns in the anticipated Consent Order or that the Bank will be able to comply with it.  If we do not comply with the anticipated Consent Order, we could be subject to further regulatory enforcement actions, which could adversely impact our business and results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

In May 2011, the Company notified the U.S. Treasury that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  The total arrearage on such preferred stock as of the date of this filing is $464,458.

ITEM 4 – REMOVED AND RESERVED

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.
(Registrant)

Date: November 14, 2011	By:	/s/ Thomas W. Winfree
Thomas W. Winfree
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Chief Financial Officer

Exhibit Index

    Exhibit
   Number

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350Certification of Chief Financial Officer

101
The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.