Form 10-K
period 2011-12-31
Village Bank & Trust Financial Corp.
filed 2012-03-30
CIK 1290476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $9,760,000.

The number of shares of common stock outstanding as of March 9, 2012 was 4,251,795.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in conjunction with the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Village Bank and Trust Financial Corp.
Form 10-K

PART I

ITEM 1.  BUSINESS

The disclosures set forth in this item are qualified by ITEM 1A. RISK FACTORS and the section captioned “Caution About Forward-Looking Statements” and other cautionary statements set forth elsewhere in this report.

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

We offer a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans.  In addition we provide investment services through a separate division of the Bank, Village Investment Services.  We are a community-oriented and locally managed financial institution focusing on providing a high level of responsive and personalized services to our customers, delivered in the context of a strong direct relationship with our customers.  We conduct our operations from our main office/corporate headquarters location in Chesterfield County, and we have fourteen branch offices.

On October 14, 2008, Village Bank and Trust Financial Corp. and Village Bank completed a merger with River City Bank from which the Company acquired approximately $154 million in assets and three branch offices.

Business Strategy

Our current business strategies include the following:

•	To be a full service financial services provider enabling us to establish and maintain relationships with our customers.

•
To reduce the level of our nonperforming assets.  Nonperforming assets, consisting of nonaccrual loans and real estate acquired through foreclosure, reached record highs in 2011 and continue to have a negative effect on profitability.  We have committed significant resources to reduce the level of nonperforming assets.

●
To comply with the requirements agreed to with our Regulatory Authorities.  The Bank has entered into an agreement with the Federal Deposit Insurance Corporation and the Virginia Bureau of Financial Institutions, agreeing among other matters to: (1) improve its credit risk exposure; (2) comply with regulatory capital requirements of 8% Tier 1 leverage capital and 11% total risk-based capital ratios; and (3) not grow its assets more than 10% per year.  This agreement is more fully discussed later in this Annual Report.

•
In addition, the Company also entered into a Memorandum of Understanding with the Federal Reserve Bank of Richmond (the “Reserve Bank”).  Pursuant to this Memorandum of Understanding, the Company must submit to the Reserve Bank acceptable policies and procedures to ensure that the Company does not violate Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve, which governs transactions between the Company and the Bank.  In addition, the Company will not, without prior written approval of the Reserve Bank:

o	declare or pay any dividends on its common stock or preferred stock;
o	take dividends or any other form of payment representing a reduction in capital from the Bank;
o	make any payments on trust preferred securities;
o	incur, increase, repay, refinance or guarantee any debt; or
o	purchase or redeem any shares of its stock.

•
To reduce our total assets and liabilities.  Due to a continued depressed economy as well as capital limitations, we will be making efforts to decrease our loans, deposits and borrowings in 2012.  These efforts may include reducing our lending efforts, repricing of higher cost certificates of deposit to encourage these customers to withdraw their deposits, and not replacing maturing Federal Home Loan Bank advances as they mature.

•
To attract commercial and retail customers by providing the breadth of products offered by larger banks while maintaining the quick response and personal service of a community bank.  We will continue to look for opportunities to expand our products and services.  We have established a diverse product line, including commercial, mortgage and consumer loans as well as a full array of deposit products and services.

Our officers, employees and the directors live and work in our market area.  We believe that the existing and future banking market in our community represents an opportunity for locally owned and locally managed community banks.  In view of the continuing trend in the financial services industry toward consolidation into larger, statewide, regional and national institutions, the market exists for the personal and customized financial services that an independent, locally owned bank with local decision making can offer.  With the flexibility of our smaller size and through an emphasis on relationship banking, including personal attention and service, we can be more responsive to the individual needs of our customers than our larger competitors.  As a community oriented and locally managed institution, we make most of our loans in our community and can tailor our services to meet the banking and financial needs of our customers who live and do business in our market.

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

Once we established a strong banking presence in Chesterfield County market with eight branches, we continued the implementation of our strategy by expanding our franchise into other counties in the Richmond Metropolitan area.  In addition to Chesterfield County, we have now opened three branches in both Hanover and Henrico Counties and one in Powhatan County; all three along with Chesterfield have seen strong population growth in recent years.  Our mortgage company has experienced a significant increase in loan production as a result of the addition of a loan production office in Northern Virginia.

At December 31, 2011, we had fourteen full service banking offices, which were staffed by 54 full-time employees.  Our senior staff averages more than 25 years of professional or banking experience.  Our principal office, which houses our executive officers and loan department, was opened in August 2008 and is located at 15521 Midlothian Turnpike, Midlothian, Virginia 23113.  Our main telephone number is (804) 897-3900.

Historically the Richmond Metropolitan area has been a favorable market for us to provide banking services.  However, with the depressed economy that started in late 2008 and was prevalent throughout 2009, 2010 and 2011, this market area was negatively impacted by the decline in the housing market, especially in Chesterfield County where residential housing has been an economic driver in the past.  Because a substantial part of our loan portfolio is collateralized by residential real estate primarily in Chesterfield County, this decline in the housing market has had a negative impact on our asset quality.  The result has been a substantial increase in nonperforming assets, and in turn, a negative impact on profitability.  See further discussion of nonperforming assets under Asset Quality in Management’s Discussion and Analysis of Financial Condition and Results of Operations following.

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

Loan Portfolio.  The net loan portfolio was $412,567,000 at December 31, 2011, which compares to $446,555,000 at December 31, 2010.  The Company continued to see a decline in loan levels in 2011, with a decline of 7.6% compared to a decline of 2.3% in 2010.  The declines in loans in 2011 and 2010 were a direct result of the prolonged economic downturn and our decision to increase capital ratios to meet regulator requirements.  We intend to allow our loan level to continue to decline in 2012 in order to assist us in meeting the capital ratios required by our regulators.  Our loan customers are generally located in the Richmond metropolitan area.

Commercial Real Estate Lending.  We finance commercial real estate for our clients and commercial real estate loans represent the largest segment of our loan portfolio.  This segment of our loan portfolio has been the largest segment since 2004 due to the significant real estate opportunities in our market area.  We generally will finance owner-occupied commercial real estate at an 80% loan-to-value ratio or less.  In many cases our loan-to-value ratio is less than 80%, which provides us with a higher level of collateral security.  Our underwriting policies and procedures focus on the borrower’s ability to repay the loan as well as assessment of the underlying real estate.  Risks inherent in managing a commercial real estate loan portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate.  We attempt to mitigate those risks by carefully underwriting loans of this type as well as following appropriate loan-to-value standards.  Commercial real estate loans (generally owner occupied) at December 31, 2011 were $168,796,000, or 39.5% of the total loan portfolio.

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

Our current one-to-four-family residential adjustable rate mortgage loans have interest rates that adjust annually after a fixed period of 1, 3 and 5 years, generally in accordance with the rates on comparable U.S. Treasury bills plus a margin.  Our adjustable rate mortgage loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate.  There are risks resulting from increased costs to a borrower as a result of the periodic repricing mechanisms of these loans.  Despite the benefits of adjustable rate mortgage loans to our asset/liability management, they pose additional risks, primarily because as interest rates rise; the underlying payments by the borrowers rise, increasing the potential for default.  At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.  At December 31, 2011, $135,948,000, or 31.8% of our loan portfolio, consisted of residential mortgage loans.

Real Estate Construction Lending.  This segment of our loan portfolio is predominantly residential in nature and comprised of loans with short duration, meaning maturities of twelve months or less.  Residential houses under construction and the underlying land for which the loan was obtained secure the construction loans.  Construction lending entails significant risks compared with residential mortgage lending.  These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land and home under construction, which is estimated prior to the completion of the home.  Thus it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios.  To mitigate these risks we generally limit loan amounts to 80% of appraised values on pre-sold homes and 75% on speculative homes, and obtain first lien positions on the property taken as security.  Additionally, we offer real estate construction financing to individuals who have demonstrated the ability to obtain a permanent loan.  At December 31, 2011, construction loans totaled $80,527,000, or 18.8% of the total loan portfolio.

Commercial Business Lending.  Our commercial business lending consists of lines of credit, revolving credit facilities, term loans, equipment loans, stand-by letters of credit and unsecured loans.  Commercial loans are written for any business purpose including the financing of plant and equipment, carrying accounts receivable, general working capital, contract administration and acquisition activities.  Our client base is diverse, and we do not have a concentration of loans in any specific industry segment.  Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral such as marketable securities, cash value of life insurance, and time deposits.  Commercial business loans have a higher degree of risk than residential mortgage loans, but have higher yields.  To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of business borrowers.  The availability of funds for the repayment of commercial business loans may substantially depend on the success of the business itself.  Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate.  All commercial loans we make have recourse under the terms of a promissory note.  At December 31, 2011, commercial loans totaled $37,735,000, or 8.8% of the total loan portfolio.

Consumer Installment Lending.  We offer various types of secured and unsecured consumer loans.  We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the primary focus of our lending activities.  Our general guideline is that a consumer’s total debt service should not exceed 40% of the consumer’s gross income.  Our underwriting standards for consumer loans include making a determination of the applicant’s payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan.  The stability of an applicant’s monthly income may be determined by verification of gross monthly income from primary employment and additionally from any verifiable secondary income.  Consumer loans totaled $4,866,000 at December 31, 2011, which was 1.1% of the total loan portfolio.

Loan Commitments and Contingent Liabilities.  In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities which are disclosed in the footnotes of our annual financial statements, including commitments to extend credit.  At December 31, 2011, undisbursed credit lines, standby letters of credit and commitments to extend credit totaled $62,594,000.

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

Lending Limit.  As of December 31, 2011, our legal lending limit for loans to one borrower was approximately $6,880,000.  However, we generally will not extend credit to any one individual or entity in excess of $5,000,000, and, as noted above, any amount over that must be approved by the full Board of Directors.

Investments and Funding

We balance our liquidity needs based on loan and deposit growth via the investment portfolio, purchased federal funds, and Federal Home Loan Bank advances.  It is our goal to provide adequate liquidity to support our loan growth.  Should we have excess liquidity, investments are used to generate earnings.  In the event deposit growth does not fully support our loan growth, a combination of investment sales, federal funds and Federal Home Loan Bank advances will be used to augment our funding position.  However, we believe that due to a continued depressed economy as well as capital limitations, we will be making efforts to decrease our loans, deposits and borrowings in 2012.  These efforts will include reducing our lending efforts, repricing of higher cost certificates of deposit to encourage these customers to withdraw their deposits, and not replacing maturing Federal Home Loan Bank advances as they mature.

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

For securities classified as available-for-sale securities, we evaluate whether a decline in fair value below the amortized cost basis is other than temporary.  If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings.  There were no securities at December 31, 2011 where a decline in market value was considered other than temporary.

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

The greater Richmond metropolitan market has experienced several significant mergers or acquisitions involving all four regional banks formerly headquartered in central Virginia over the past fifteen years.  Additionally, other larger banks from outside Virginia have acquired local banks.  We believe that the Company can capitalize on the such merger activity and attract customers from those who are dissatisfied with the acquired banks.

At June 30, 2011, the latest date such information is available from the FDIC, the Bank’s deposit market share in Chesterfield County was 8.37% and 0.75% in the Richmond MSA.

Regulation

We are subject to extensive regulation by certain federal and state agencies and receive periodic examinations by those regulatory authorities.  As a consequence, our business is affected by state and federal legislation and regulations.

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

Consent Order.  In February 2012, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (“Consent Agreement”) with the FDIC and the BFI (the “Supervisory Authorities”), and the Supervisory Authorities have issued the related Consent Order (the “Order”) effective February 3, 2012.  The description of the Consent Agreement and the Order set forth below:

Management. The Order requires that the Bank have and retain qualified management, including at a minimum a chief executive officer, senior lending officer and chief operating officer, with qualifications and experience commensurate with their assigned duties and responsibilities within 90 days from the effective date of the order.  Within 30 days of the effective date of the Order, the Bank must retain a bank consultant to develop a written analysis and assessment of the Bank’s management and staffing needs for the purpose of providing qualified management for the Bank.  Within 30 days from receipt of the consultant’s management report, the Bank must formulate a written management plan that incorporates the findings of the management report, a plan of action in response to each recommendation contained in the management report, and a timeframe for completing each action.

Capital Requirements. Within 90 days from the effective date of the Order and during the life of the Order, the Bank must have Tier 1 capital equal to or greater than 8 percent of its total assets, and total risk-based capital equal to or greater than 11 percent of the Bank’s total risk-weighted assets.  Within 90 days from the effective date of the Order, the Bank must submit a written capital plan to the Supervisory Authorities.  The capital plan must include a contingency plan in the event that the Bank fails to maintain the minimum capital ratios required in the Order, submit a capital plan that is acceptable to the Supervisory Authorities, or implement or adhere to the capital plan.

Charge-offs. The Order requires the Bank to eliminate from its books, by charge-off or collection, all assets or portions of assets classified “Loss” and 50 percent of those classified “Doubtful”.  If an asset is classified “Doubtful”, the Bank may, in the alternative, charge off the amount that is considered uncollectible in accordance with the Bank’s written analysis of loan or lease impairment.  The Order also prevents the Bank from extending, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, on whole or in part, “loss” or “doubtful” and is uncollected.  The Bank may not extend, directly or indirectly, any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been classified “substandard.”  These limitations do not apply if the Bank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank.

Asset Growth. While the Order is in effect, the Bank must notify the Supervisory Authorities at least 60 days prior to undertaking asset growth that exceeds 10% or more per year or initiating material changes in asset or liability composition.  The Bank’s asset growth cannot result in noncompliance with the capital maintenance provisions of the Order unless the Bank receives prior written approval from the Supervisory Authorities.

Restriction on Dividends and Other Payments. While the Order is in effect, the Bank cannot declare or pay dividends, pay bonuses, or pay any form of payment outside the ordinary course of business resulting in a reduction of capital without the prior written approval of the Supervisory Authorities.  In addition, the Bank cannot make any distributions of interest, principal, or other sums on subordinated debentures without prior written approval of the Supervisory Authorities.

Brokered Deposits. The Order provides that the Bank may not accept, renew, or roll over any brokered deposits unless it is in compliance with the requirements of the FDIC regulations governing brokered deposits.  These regulations prohibit undercapitalized institutions from accepting, renewing, or rolling over any brokered deposits and also prohibit undercapitalized institutions from soliciting deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s market area.  An “adequately capitalized” institution may not accept, renew, or roll over brokered deposits unless it has applied for and been granted a waiver by the FDIC.

Written Plans and Other Material Terms. Under the terms of the Order, the Bank is required to prepare and submit the following written plans or reports to the FDIC and the Commissioner:
•Plan to improve liquidity, contingency funding, interest rate risk, and asset liability management
•Plan to reduce assets of $250,000 or greater classified “doubtful” and “substandard”
•Revised lending and collection policy to provide effective guidance and control over the Bank’s lending and credit administration functions

•Effective internal loan review and grading system

•Policy for managing the Bank’s other real estate

•Business/strategic plan covering the overall operation of the Bank

•Plan and comprehensive budget for all categories of income and expense for the year 2011

•Policy and procedures for managing interest rate risk

•Assessment of the Bank’s information technology function

Under the Order, the Bank’s board of directors has agreed to increase its participation in the affairs of the Bank, including assuming full responsibility for the approval of policies and objectives for the supervision of all of the Bank’s activities.  The Bank must also establish a board committee to monitor and coordinate compliance with the Order.

The Bank has already taken many actions to comply with the Order including establishing a board committee to monitor and coordinate compliance with the Order, hiring a consultant to assist the Bank with compliance, hiring a consultant to perform a review of management, charging off all assets or portions of assets classified “Loss” and 50 percent of those classified “Doubtful”, and rewritten our loan policy to address issues identified in the Order.

The Order will remain in effect until modified or terminated by the Supervisory Authorities.

Memorandum of Understanding.  In addition, the Company also entered into a Memorandum of Understanding with the Federal Reserve Bank of Richmond (the “Reserve Bank”).  Pursuant to this Memorandum of Understanding, the Company must submit to the Reserve Bank acceptable policies and procedures to ensure that the Company does not violate Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve, which governs transactions between the Company and the Bank.  In addition, the Company will not, without prior written approval of the Reserve Bank:

•	declare or pay any dividends on its common stock or preferred stock;
•	take dividends or any other form of payment representing a reduction in capital from the Bank;
•	make any payments on trust preferred securities;
•	incur, increase, repay, refinance or guarantee any debt; or
•	purchase or redeem any shares of its stock.

The Dodd-Frank Wall Street Reform and Consumer Protection Act.  In July 2010, the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, incorporating numerous financial institution regulatory reforms.  Many of these reforms are yet to be implemented through regulations to be adopted by various federal banking and securities regulatory agencies.  The following discussion describes the material elements of the regulatory framework that currently apply.  The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions.  Many of its provisions do not directly impact community-based institutions like the Bank.  For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of  the Bank’s operations.  Provisions that do impact the Bank include the following:

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

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

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

Payment of Dividends.  We are a legal entity separate and distinct from the Bank and our other subsidiaries.  Virtually all of our cash revenues will result from dividends paid to us by the Bank, which is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings without BFI approval.  As of December 31, 2011, the Bank did not have any accumulated retained earnings.  In addition, the Bank may not declare or pay any dividend if, after making the dividend, the bank would be "undercapitalized," as defined in FDIC regulations.

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

The Company is currently subject to a Memorandum of Understanding with the Reserve Bank pursuant to which the Company must obtain the prior written approval of the Reserve Bank to declare or pay any dividends on its common stock or preferred stock, take dividends or any other form of payment representing a reduction in capital from the Bank or make any payments on its trust preferred securities.

The Bank is currently subject to a Consent Order with the FDIC and the BFI pursuant to which also requires the Bank to obtain prior written regulatory approval to declare or pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction of capital.

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

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution (like those contained in the Bank’s Consent Order with the FDIC and BFI) could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.  A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations.  The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.  The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital.  As of December 31, 2011, the Bank was considered “well capitalized” by the FDIC.

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

In February 2012, the Bank entered into the Consent Order with the Supervisory Authorities which provided that, within 90 days from the date of the order and during the life of the order, the Bank must have a leverage ratio equal to or greater than 8% of its total assets, and total risk-based capital equal to or greater than 11% of the Bank’s total risk-weighted assets.  At December 31, 2011, the Bank’s Tier 1 risk-based capital ratio was 8.98%, its total risk-based capital ratio was 10.26% and its leverage ratio was 6.46%, compared to 10.85%, 12.11% and 8.76% at December 31, 2010, respectively.  More information concerning our regulatory ratios at December 31, 2011 is included in Note 14 to the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.

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

On September 30, 2010, the Company sold its headquarters building at the Watkins Centre to the Bank.  This transaction allowed us to repay the outstanding mortgage loan on the building resulting in a reduction of our interest expense and improvement in earnings on a consolidated basis.  The Federal Reserve Bank has determined that the sale of the headquarters building from the Company to the Bank was not permitted under Section 23A of the Federal Reserve Act as the amount of the transaction exceeded 10% of the Bank’s capital stock and surplus.  As a result, the Federal Reserve Bank has directed the Company to take corrective action.  The Company has taken and continues to take active steps to correct this violation including offering the building for sale.  However, the Company has not been successful in these efforts and continues to update the Federal Reserve Bank on such efforts.

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

Other Safety and Soundness Regulations.  There are a number of obligations and restrictions imposed on depository institutions by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default.  The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law.  Federal regulatory authorities also have broad enforcement powers over us, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors.  At December 31, 2011, Village Bank met the requirements to be classified as a well capitalized financial institution.  However, as a result of the Order, Village Bank currently is classified as adequately capitalized.

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

Employees

As of December 31, 2011, the Company and its subsidiaries had a total of 182 full-time employees and 21 part-time employees.  None of the Company’s employees are covered by a collective bargaining agreement.  The Company considers its relations with its employees to be good.

Control by Certain Shareholders

The Company has one shareholder who owns 8.34% of its outstanding Common Stock.  As a group, the Board of Directors and the Company’s Executive Officers control 16.50% of the outstanding Common Stock of the Company as of March 9, 2012.  Accordingly, such persons, if they were to act in concert, would not have majority control of the Bank and would not have the ability to approve certain fundamental corporate transactions or the election of the Board of Directors.

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

We are subject to agreements with our regulators, which will require us to dedicate a significant amount of resources and which could otherwise adversely affect us.

In February 2012, the Bank entered into a Consent Order with the FDIC and the BFI.  Among other things, the Consent Order requires us to develop and submit plans to reduce improve our loan portfolio, reducing our commercial real estate concentration, maintain an appropriate allowance for loan losses, review our management performance, and correct certain violations of law.  In addition, the Consent Order requires us to limit asset growth to no more than 10% per year and maintain certain capital ratios higher than those required to be considered “well capitalized.”  The Company has also agreed not to declare or pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction of capital without prior regulatory approval.

In addition, we are subject to a Memorandum of Understanding with the Reserve Bank.  Among other things, the Memorandum of Understanding requires us to submit to the Reserve Bank acceptable policies and procedures and to take corrective action to ensure that the Company does not violate Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors.  In particular, the Reserve Bank has determined that the Company’s sale of its headquarters building at the Watkins Centre to the Bank was not permitted under Section 23A of the Federal Reserve Act.  This transaction had allowed the Company to repay the outstanding mortgage loan on the building, thereby reducing interest expense and increasing earnings on a consolidated basis; as a result, any corrective action could have an adverse impact on the Company’s results of operations.  The Company has taken and continues to take active steps to correct this violation including offering the building for sale, but cannot know at this time what corrective measure will be taken or what the impact will be.  The Company has also agreed not to declare or pay and dividends on common stock or preferred stock, including the TARP preferred, or make any payments on its trust preferred securities without prior regulatory approval.

While subject to these agreements, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with the terms.  In addition, certain provisions of these agreements described above could adversely impact the Company’s businesses and results of operations.

There also is no guarantee that we will successfully address our regulators’ concerns in the agreements or that we will be able to comply with them.  If we do not comply with these regulatory agreements, we could be subject to the assessment of civil monetary penalties, further regulatory sanctions and/or other regulatory enforcement actions.

The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally.

From December 2007 through June 2009, the U.S. economy was in recession.  Business activity across a wide range of industries and regions in the U.S. was greatly reduced.  Although economic conditions have begun to improve, certain sectors, such as real estate, remain weak and unemployment remains high.  Local governments and many businesses are still in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets.  Market conditions also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions.  These failures, as well as projected future failures, have had a significant negative impact on the capitalization level of the Deposit Insurance Fund of the FDIC, which, in turn, has led to a significant increase in deposit insurance premiums paid by financial institutions.  Such conditions have adversely affected the credit quality of the Company’s loans, and the Company’s results of operations and financial condition.  The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent upon on the business environment in the markets where the Company operates.

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

As of December 31, 2011, approximately 67% of the Company’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans.  Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.  Further, if repurchase and indemnity demands with respect to the Company’s loan portfolio increase, its liquidity, results of operations and financial condition will be adversely affected.

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

The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Company’s control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and have required an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  Further, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

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

An inability to improve our regulatory capital position could adversely affect our operations.

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  As of December 31, 2011 the Bank exceeded applicable thresholds to be considered well capitalized; however, as a result of our Consent Order with the FDIC and BFI, the Bank currently is considered adequately capitalized.  Until we are no longer subject to the capital directives contained in the Consent Order and become well capitalized for regulatory capital purposes, we cannot renew or accept brokered deposits without prior regulatory approval and we may not offer interest rates on our deposit accounts that are significantly higher than the average rates in our market area.  As a result, it may be more difficult for us to attract new deposits as our existing brokered deposits mature and do not rollover and to retain or increase non-brokered deposits.  If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected.  As a result of being adequately capitalized, we also could be subject to more frequent examinations by FDIC, restrictions on new branches and other potential limitations.  In addition, we will pay higher insurance premiums to the FDIC, which will reduce our earnings.

In addition, federal law establishes mandatory and discretionary restrictions on insured depository institutions that fail to remain at least adequately capitalized, which could include: submissions and implementations of capital plans, restrictions on payment of dividends and certain management fees, increased supervisory monitoring, restrictions as to asset growth, and branching and new business lines without regulatory approval.

Declines in value may adversely impact the investment portfolio.

We have not realized any non-cash, other-than-temporary impairment charges during 2011 as a result of reductions in fair value below original cost of any investments in our investment portfolio.  However, we could be required to record future impairment charges on our investment securities if they suffer any declines in value that are considered other-than-temporary.  Considerations used to determine other-than-temporary impairment status to individual holdings include the length of time the stock has remained in an unrealized loss position, and the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent news that would affect expectations for recovery or further decline.

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

Several financial institutions which participated in the TARP Capital Purchase Program (“CPP”) have received approval from the U.S. Treasury to exit the program.  These institutions have, or are in the process of, repurchasing the preferred stock and repurchasing or auctioning the warrant issued to the U.S. Treasury as part of the program.  The Company has not yet requested regulatory approval to repurchase the preferred stock and warrant from the U.S. Treasury.  In order to repurchase one or both securities, in whole or in part, the Company must establish that it has satisfied all of the conditions to repurchase and must obtain the approval of the U.S. Treasury and the consent of the FDIC.  There can be no assurance that the Company will be able to repurchase these securities from the U.S. Treasury.  The Company’s customers, employees and counterparties in its current and future business relationships may draw negative implications regarding the strength of the Company as a financial institution based on its continued participation in the program following the exit of one or more of its competitors or other financial institutions.  Any such negative perceptions may impair the Company’s ability to effectively compete with other financial institutions for business or to retain high performing employees.  If this were to occur, the Company’s business, financial condition and results of operations may be adversely affected, perhaps materially.

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

As of December 31, 2011, we have not made payment of dividends on the TARP preferred stock for three quarterly dividend periods.  In the event that we fail to pay dividends on the TARP preferred stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting our board of directors will be increased by two.  Holders of the TARP preferred stock, together with the holders of any outstanding parity stock with like voting rights, voting as a single class, will be entitled to elect the two additional members of our board of directors at the next annual meeting (or at a special meeting called for the purpose of electing these directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

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

The operations of the Company and the Bank are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities.  In particular, the monetary policies of the Federal Reserve have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future.  Among the instruments of monetary policy used by the Federal Reserve to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits.  It is not possible to predict what changes, if any, will be made to the monetary policies of the Federal Reserve or to existing federal and state legislation or the effect that such changes may have on the future business and earnings prospects of the Company.

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

The Company’s common stock trades under the symbol “VBFC” on the Nasdaq Capital Market. There can be no assurance that a regular and active market for the Common Stock will develop in the foreseeable future.  See “Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.”  Investors in the shares of common stock may, therefore, be required to assume the risk of their investment for an indefinite period of time.  Current lack of investor confidence in large banks may keep investors away from the banking sector as a whole, causing unjustified deterioration in the trading prices of community banks such as the Company.

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

In addition to the branch in the corporate headquarters and operations center, the Bank owns 9 full service branch buildings including the land on those buildings and leases an additional four full service branch buildings.  Eight of our branch offices are located in Chesterfield County, with three branch offices in Hanover County, two in Henrico County and one in Powhatan County.

Our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

ITEM 3.  LEGAL PROCEEDINGS

In the course of its operations, the Company may become a party to legal proceedings.  There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

ITEM 4.  MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of the Company’s common stock trade on the Nasdaq Capital Market under the symbol “VBFC”.  The high and low prices of shares of the Company’s common stock for the periods indicated were as follows:

	High	Low
2010
1st quarter	$5.00	$2.02
2nd quarter	4.24	2.82
3rd quarter	2.90	1.40
4th quarter	1.98	1.40

2011
1st quarter	$3.85	$1.60
2nd quarter	3.01	2.03
3rd quarter	2.98	1.71
4th quarter	2.35	1.13

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

We also are subject to a Memorandum of Understanding with the Reserve Bank that we will not pay dividends on our preferred stock, including our Series A preferred Stock, trust preferred securities or common stock without the prior consent of the FDIC and the BFI.  Supervisory guidance from the Federal Reserve indicates that Capital Purchase Program recipients that are experiencing financial difficulties generally should eliminate, reduce or defer dividends on Tier 1 capital instruments, including trust preferred, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries.  The Company has agreed not to declare or pay any dividends on common stock or preferred stock, including the TARP preferred, or make any payments on its trust preferred securities without prior regulatory approval.

In addition, we are subject to a Consent Order with the FDIC and the BFI that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction of capital without regulatory approval.

The Company has deferred interest payments on the junior subordinated debt securities of $317,129 at December 31, 2011.  Although we elected to defer payment of the interest due, the amount has been accrued and is included in interest expense.

As required by the Federal Reserve Bank of Richmond, the Company notified the U.S. Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  The total arrearage on such preferred stock as of December 31, 2011 is $650,197.

Holders

At March 9, 2012, there were approximately 1,690 holders of record of Common Stock.

For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities

The Company did not repurchase any of its Common Stock during the fourth quarter of 2011.

Performance Graph

The following graph shows the yearly percentage change in the Company’s cumulative total shareholder return on its common stock from December 31, 2006 to December 31, 2011 compared with the NASDAQ Composite Index and peer group indexes based on asset size.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Village Bank and Trust Financial Corp.	100.00	75.35	31.69	16.43	10.49	8.80
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank $250M-$500M	100.00	81.28	46.42	42.96	48.07	45.15
SNL Bank $500M-$1B	100.00	80.13	51.35	48.90	53.38	46.96

ITEM 6.  SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company’s audited financial statements for the five years ended December 31, 2011.  This information should be read in conjunction with the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated statements and notes thereto.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data
At year-end
Assets	$581,704,319	$591,779,215	$601,993,355	$572,407,993	$393,263,999
Loans, net of unearned income	428,638,491	453,866,801	467,568,547	470,722,286	327,343,013
Investment securities	30,163,292	53,597,174	54,857,211	24,300,962	13,711,399
Goodwill	-	-	-	7,422,141	689,108
Deposits	485,521,052	499,012,193	498,285,124	466,232,043	339,297,258
Borrowings	52,292,661	41,679,430	52,593,521	57,726,898	24,736,569
Stockholders' equity	36,247,642	48,320,194	47,848,091	46,162,574	26,893,299
Number of shares outstanding	4,243,378	4,238,416	4,230,628	4,229,372	2,575,985

Average for the year
Assets	609,974,864	603,760,108	600,034,107	442,604,327	337,750,179
Stockholders' equity	49,912,896	49,801,210	56,089,455	31,067,165	27,798,307
Weighted average shares outstanding	4,243,025	4,237,735	4,230,462	3,013,175	2,569,529

Income Statement Data
Interest income	$27,980,498	$30,181,838	$33,195,973	$29,072,146	$25,665,235
Interest expense	8,345,903	10,885,413	16,407,679	15,969,783	13,806,715
Net interest income	19,634,595	19,296,425	16,788,294	13,102,363	11,858,520
Provision for loan losses	18,764,295	4,842,000	13,220,000	2,005,633	1,187,482
Noninterest income	10,843,781	10,990,667	8,285,100	4,184,727	2,666,956
Goodwill impairment	-	-	7,422,141	-	-
Noninterest expense	23,961,075	23,303,156	20,915,735	14,572,271	11,821,232
Income tax expense (benefit)	(426,872)	711,627	(3,879,386)	241,097	515,699
Net income (loss)	(11,820,122)	1,430,309	(12,605,096)	468,089	1,001,063
Preferred stock dividends and
amortization of discount	882,882	881,402	590,151	-	-
Net income (loss) available to
common shareholders	$(12,703,004)	$548,907	$(13,195,247)	$468,089	$1,001,063

Per Share Data
Earnings (loss) per share - basic	$(3.05)	$0.13	$(3.12)	$0.16	$0.39
Earnings (loss) per share - diluted	$(3.05)	$0.13	$(3.12)	$0.16	$0.37
Book value at year-end	$4.92	$7.87	$7.81	$10.91	$10.44

Performance Ratios
Return on average assets	(1.94)%	0.24%	(2.10)%	0.11%	0.30%
Return on average equity	(23.68)%	2.87%	(22.47)%	1.51%	3.60%
Net interest margin(1)	3.59%	3.57%	3.13%	3.27%	3.80%
Efficiency(2)	78.62%	76.94%	83.42%	84.30%	81.38%
Loans to deposits	88.28%	90.95%	93.84%	100.96%	96.48%
Equity to assets	6.23%	8.17%	7.95%	8.06%	6.84%

Asset Quality Ratios
ALLL to loans at year-end	3.75%	1.61%	2.25%	1.29%	1.06%
ALLL to nonaccrual loans	33.41%	35.98%	40.61%	71.05%	134.20%
Nonperforming assets to total assets	9.85%	5.47%	6.17%	2.00%	0.73%
Nonperforming loans to total loans	13.36%	7.13%	7.95%	2.43%	0.87%
Net charge-offs to average loans	2.27%	1.74%	1.83%	0.49%	0.10%

(1) Net interest margin is computed by dividing net interest income for the period by average interest earning assets.
(2) Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The goodwill impairment write-off is excluded in 2009 from noninterest expense.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

•	the inability of the Bank to comply with the requirements of agreements with its regulators;
•	the inability to reduce nonperforming assets consisting of nonaccrual loans and foreclosed real estate;
•	our inability to improve our regulatory capital position;
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

Although we endeavor to minimize the credit risk inherent in the Company’s loan portfolio, we must necessarily make various assumptions and judgments about the collectability of the loan portfolio based on our experience and evaluation of economic conditions.  If such assumptions or judgments prove to be incorrect, the current allowance for loan losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income.  Over the last three years, the Company has recorded record provisions for loan losses due primarily to decline in the performance of loans collateralized by real estate located in its principal market area.

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

Effect of Economic Trends

The twelve months ended December 31, 2011 continued to reflect the tumultuous economic conditions which have negatively impacted the liquidity and credit quality of financial institutions in the United States.  Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions.  Financial institutions have experienced significant declines in the value of collateral for real estate loans and heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures. In addition, hundreds of financial institutions failed or merged with other institutions during the last three years, and two of the government sponsored housing enterprises were placed into conservatorship with the U.S. Government in 2008.

Liquidity in the debt markets remains low in spite of efforts by Treasury and the Federal Reserve to inject capital into financial institutions.  The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

The Treasury Department, the FDIC and other governmental agencies continue to enact rules and regulations to implement the EESA, the TARP, the Recovery Act and related economic recovery programs, many of which contain limitations on the ability of financial institutions to take certain actions or to engage in certain activities if the financial institution is a participant in the CPP or related programs.  Future regulations, or enforcement of the terms of programs already in place, may require financial institutions to raise additional capital and result in the conversion of preferred equity issued under TARP or other programs to common equity.  There can be no assurance as to the actual impact of the EESA, the Dodd-Frank Act or any other governmental program on the financial markets.

The weak economic conditions are expected to continue into 2012.  Financial institutions likely will continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures.  In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators.  These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive.  As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

Results of Operations

The following presents management’s discussion and analysis of the financial condition of the Company at December 31, 2011 and 2010, and results of operations for the Company for the years ended December 31, 2011, 2010 and 2009.  This discussion should be read in conjunction with the Company’s audited Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

Income Statement Analysis

Summary

We recorded a net loss of $(11,820,000) and a net loss available to common shareholders of $(12,703,000), or $(2.99) per fully diluted share, in 2011, compared to net income of $1,430,000 and $548,907 net income available to common shareholders, or $0.13 per fully diluted share, in 2010, and a net loss of $(12,605,000) and a net loss available to common shareholders of $(13,195,247), or $3.12 per fully diluted share, in 2009.  The most significant factor affecting earnings in the last three years has been costs associated with loan defaults – the provision for loan losses and expenses related to foreclosed real estate.  The impact these costs have had on our operations is illustrated in the following table which adjusts pretax earnings for gains and losses on sales of assets other than loan sales by the mortgage company as well as the effect of problem assets and goodwill impairment.  Such adjusted earnings is not a measurement under accounting principles generally accepted in the United States.

	Year Ended December 31,
	2011	2010	2009

Pretax income (loss) - GAAP	$(12,246,995)	$2,141,936	$(16,484,482)
Less
Gain (loss) on securities	1,217,554	768,551	329,183
Gain (loss) on sale of assets	(407)	243,566	(43,637)
	1,217,147	1,012,117	285,546
Add
Goodwill impairment	-	-	7,422,141
Provision for loan losses	18,764,295	4,842,000	13,220,000
OREO expenses	1,413,961	1,693,524	1,475,338
	20,178,256	6,535,524	22,117,479

Pretax income as adjusted	6,714,114	7,665,343	5,347,451
Income tax expense	2,282,799	2,606,217	1,818,133

Net income as adjusted	$4,431,315	$5,059,126	$3,529,318

The $628,000 decrease in net income as adjusted in 2011 was primarily attributable to a decline in the profitability of our mortgage company of $514,000 as its mortgage loan production declined by $47 million in 2011.  The $1,530,000 increase in net income as adjusted in 2010 was attributable to two factors.  First, net interest income increased by $2,508,000, a direct result of decreasing the cost of funds from 3.27% for 2009 to 2.15% for 2010.  Second, our mortgage company’s profitability increased by $808,000.

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

Net interest income increased to $19,635,000 in 2011 from $19,296,000 in 2010 and $16,788,000 in 2009.  While the increase in net interest income in 2011 is not significant, changes to the components of net interest income are worthy of note.  Yields on average interest-earning assets declined from 5.59% in 2010 to 5.11% in 2011 resulting in a decline in interest income of $1,049,000, and the amount of average interest-earning assets declined by $7,145,000 resulting in a decline in interest income of $1,152,000.  This decline in yields on average interest-earning assets is a result of a strategic shift by management in the makeup of our average interest-earning assets, from loans to investment securities and federal funds sold, primarily to increase liquidity.  Yields on loans are generally higher than yields on more liquid assets such as investment securities and federal funds sold.  Additionally, an increase in nonaccrual loans has had a negative effect on asset yields.  Rates paid on average interest-bearing liabilities declined from 2.15% in 2010 to 1.68% in 2011 resulting in a decline in interest expense of $1,750,000.  Reducing our cost of funds has been strategic focus of management the last three years which has been aided by the historic low short-term interest rates by the Federal Reserve.

The increase in net interest income in 2010 of $2,508,000 was a result of a reduction in our cost of average deposits from 3.20% in 2009 to 1.98% in 2010 resulting in a decrease in interest expense of $2,429,000 as well as a decline in the amount of average deposits of $2,977,000 which resulted in a decline in interest expense of $2,908,000.  This was somewhat offset by a decline in the yield on our interest-bearing assets from 6.19% in 2009 to 5.59% in 2010 resulting in a decline in interest income of $2,884,000.  As discussed previously, we have focused on reducing our cost of funds for the last three years and 2010 saw the largest decline of 1.12%.

Lost interest on nonaccrual loans has also had an effect on net interest income the last two years as reflected in the following schedule:

	Actual		Lost Interest	Adjusted
		Yield	on Nonaccrual		Yield
	Amount	Rate	Loans	Amount	Rate
2011
Interest income	$27,980,498	5.11%	$2,377,204	$30,357,702	5.54%
Interest expense	8,345,903	1.68%	-	8,345,903	1.68%

Net interest income	$19,634,595	3.43%	$2,377,204	$22,011,799	3.86%

2010
Interest income	$30,181,838	5.59%	$1,241,757	$31,423,595	5.81%
Interest expense	10,885,413	2.15%	-	10,885,413	2.15%

Net interest income	$19,296,425	3.44%	$1,241,757	$20,538,182	3.66%

Our interest spread (average yield on interest-earning assets less average rate in interest-bearing liabilities) was reduced by .43% (43 basis points) in 2011 and by .22% (22 basis points) in 2010 as a result of lost interest on nonaccrual loans.

Average interest-earning assets and average interest-bearing liabilities remained relatively stable over the last three year period.  This lack of growth was due to our minimal growth strategy as discussed previously.

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

Average Balance Sheets
(In thousands)

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
		Interest			Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$37,734	$2,253	5.97%	$37,421	$2,337	6.25%	$43,046	$2,485	5.77%
Real estate - residential	143,047	8,333	5.83%	154,091	9,188	5.96%	147,200	8,702	5.91%
Real estate - commercial	169,300	10,942	6.46%	174,337	11,426	6.55%	162,028	11,045	6.82%
Real estate - construction	86,497	4,265	4.93%	92,190	4,939	5.36%	117,766	8,438	7.17%
Consumer	4,863	272	5.59%	5,326	357	6.70%	7,319	508	6.94%
Gross loans	441,441	26,065	5.90%	463,365	28,247	6.10%	477,359	31,178	6.53%
Investment securities	53,834	1,309	2.43%	36,066	1,087	3.01%	33,174	1,458	5.76%
Loans held for sale	10,733	516	4.81%	16,820	793	4.71%	10,305	533	6.05%
Federal funds and other	41,545	91	0.22%	24,157	55	0.23%	15,034	27	2.23%
Total interest earning assets	547,553	27,981	5.11%	540,408	30,182	5.59%	535,872	33,196	6.19%
Allowance for loan losses	(9,267)			(9,722)			(8,367)
Cash and due from banks	10,317			13,103			15,998
Premises and equipment, net	27,265			27,630			27,880
Other assets	34,107			32,341			28,651
Total assets	$609,975			$603,760			$600,034

Interest bearing deposits
Interest checking	37,377	229	0.61%	34,521	336	0.97%	$26,530	$443	1.67%
Money market	86,860	578	0.67%	98,762	1,077	1.09%	69,267	1,242	1.79%
Savings	12,656	85	0.67%	10,081	80	0.79%	7,009	85	1.21%
Certificates	310,634	6,273	2.02%	315,205	7,604	2.41%	347,698	12,664	3.64%
Total deposits	447,527	7,165	1.60%	458,569	9,097	1.98%	450,504	14,434	3.20%
Borrowings
Long-tern debt - trust
preferred securities	8,764	353	4.03%	8,764	346	3.95%	8,764	392	4.47%
FHLB advances	36,824	810	4.22%	28,425	864	4.22%	26,348	970	4.22%
Other borrowings	5,009	18	1.77%	11,473	578	1.77%	16,337	612	1.77%
Total interest bearing liabilities	498,124	8,346	1.68%	507,231	10,885	2.15%	501,953	16,408	3.27%
Noninterest bearing deposits	59,011			44,495			39,626
Other liabilities	3,927			2,233			2,366
Total liabilities	561,062			553,959			543,945
Equity capital	48,913			49,801			56,089
Total liabilities and capital	$609,975			$603,760			$600,034

Net interest income before
provision for loan losses		$19,635			$19,297			$16,788
Interest spread - average yield
on interest earning assets,
less average rate on
interest bearing liabilities			3.43%			3.44%			2.93%
Net interest margin
(net interest income
expressed as a percentage
of average earning assets)			3.59%			3.57%			3.13%

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

Rate/Volume Analysis
(In thousands)

	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans	$(1,555)	$(904)	$(2,459)	$(291)	$(2,380)	$(2,671)
Investment securities	365	(143)	222	142	(513)	(371)
Fed funds sold and other	38	(2)	36	19	9	28
Total interest income	(1,152)	(1,049)	(2,201)	(130)	(2,884)	(3,014)

Interest expense
Deposits
Interest checking	32	(138)	(106)	279	(385)	(106)
Money market accounts	(117)	(381)	(498)	(2,066)	1,902	(164)
Savings accounts	13	(8)	5	(24)	19	(5)
Certificates of deposit	(109)	(1,224)	(1,333)	(1,097)	(3,965)	(5,062)
Total deposits	(182)	(1,750)	(1,932)	(2,908)	(2,429)	(5,337)
Borrowings
Long-term debt	-	7	7	-	(46)	(46)
FHLB Advances	(833)	779	(54)	87	(193)	(106)
Other borrowings	(560)	-	(560)	(34)	-	(34)
Total interest expense	(1,575)	(963)	(2,539)	(2,855)	(2,668)	(5,523)

Net interest income	$423	$(86)	$338	$2,725	$(216)	$2,509

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

Profitability has been negatively impacted by historic provisions for loan losses the last three years.  The provision for loan losses increased to $18,764,000 in 2011 from $4,842,000 in 2010 and $13,220,000 in 2009.  The significant increase in the provision for loan losses in 2011 reflects management’s determination that continuing depressed market conditions in 2011 as well as some financial difficulties experienced by some of our more significant borrowers warranted the addition of a significant provision for loan losses.  The significant provisions for loan losses the last three years reflect the impact of the recessionary economy and borrowers’ ability to repay loans.  Although we believe that the allowance for loan losses of $16,071,000 at December 31, 2011, which represents

3.75% of loans outstanding, is adequate to absorb potential losses in the Company’s loan portfolio at that date, we can make no assurance that significant provisions for loan losses will not be necessary in the future.  The continuation of depressed economic conditions, especially in our primary market area, will have a negative effect on the collectability of our loan portfolio.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, and gains and losses on sale of mortgage loans and securities held for sale.  Over the last three years the most significant noninterest income item has been gain on loan sales generated by Village Bank Mortgage, representing 70% in 2009, 63% in 2010 and 60% in 2011 of total noninterest income.  Noninterest income amounted to $8,285,000 in 2009, $10,991,000 in 2010 and $10,844,000 in 2011.

The decrease in noninterest income in 2011 of $147,000 is primarily attributable to a decrease in gain on sale of loans of $481,000,  The decreased gain on sale of loans resulted from a decrease in loan production by our mortgage company, from $285 million in 2010 to $238 million in 2011.

The increase in noninterest income in 2010 of $2,706,000 is primarily attributable to an increase in gain on sale of loans of $1,176,000 and gains on sale of assets (land behind one of our branches and sales and calls of investment securities available for sale) of $1,012,000.  The increased gain on sale of loans resulted from an increase in loan production by our mortgage company from $252 million in 2009 to $285 million in 2010.

Noninterest expense

Noninterest expense includes all expenses of the Company with the exception of interest expense on deposits and borrowings, provision for loan losses and income taxes.  Some of the primary components of noninterest expense are salaries and benefits, occupancy and equipment costs and expenses related to foreclosed real estate.  Over the last three years, the most significant noninterest expense item has been salaries and benefits, representing 50%, 53% and 53% of noninterest expense (excluding the write-off of goodwill in 2009) in 2009, 2010 and 2011, respectively.  Noninterest expense decreased from $28,338,000 in 2009, to $23,303,000 in 2010 and increased to $23,961,000 in 2011.  In 2009 the write-off of all goodwill of $7,422,141 was included in noninterest expense.  This was a one time expense as we no longer have any goodwill.

The increase in noninterest expense of $658,000 in 2011 resulted primarily from increases in salaries and benefits of $288,000, audit and accounting expense of $206,000 and occupancy expense of $181,000.

The decrease in noninterest expense of $5,035,000 in 2010 resulted from the goodwill write-off of $7,422,000 in 2009. Not taking the goodwill write-off into consideration noninterest expense increased by $2,387,000.  The increase resulted primarily from increases in salaries and benefits of $1,861,000 and other real estate owned expenses of $218,000.

Income taxes

Applicable tax benefit on the 2011 loss amounted to $426,000, resulting in an effective tax rate of 3.49%, compared to income tax expense on 2010 earnings of $712,000, resulting in an effective tax rate of 33.2%, and an income tax benefit of $(3,879,000), or 23.5%, in 2009.  The effective tax rate of the benefit in 2009 was lower due to the non-deductibility of the goodwill impairment charge of $7,422,000.  The net operating loss is limited by IRS section 382 to $908,000 per year.

The net deferred tax asset is included in other assets on the balance sheet.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  The deferred tax assets are analyzed quarterly for changes affecting realization.  Management determined that as of December 31, 2011, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance on its net deferred tax asset of approximately $3,900,000.  The net operating losses available to offset future taxable income amounted to $4,519,000 at December 31, 2011 and expire through 2030.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Bank recorded a franchise tax expense of $328,000, $358,000 and $355,000 for 2011, 2010 and 2009, respectively.

Balance Sheet Analysis

Investment securities

At December 31, 2011 and 2010, all of our investment securities were classified as available-for-sale.  Investment securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value.  Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity.  Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or, the maturity of such instruments and thus believes that any impairment in value is interest rate related and therefore temporary.  Available for sale securities included net unrealized gains of $145,000 at December 31, 2011 and net unrealized losses of $397,000 at December 31, 2010.  As of December 31, 2011, management does not have the intent to sell any of the securities classified as available for sale and which have unrealized losses and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

Sales and calls of investment securities increased from $51,123,000 in 2010 to $102,116,000 in 2011.  This increase was attributable to calls on higher interest rate securities as well as sales of securities to realize gains in value.

The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(Dollars in thousands)

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
December 31, 2011

US Government Agencies
More than ten years	$2,000	$2,000	$1	$-	$2,001	3.81%

Mortgage-backed securities
One to five years	11	11	-	-	11	0.01%
More than ten years	19,870	20,621	220	(49)	20,792	1.83%
Total	19,881	20,632	220	(49)	20,803	1.83%

Other investments
More than ten years	7,356	7,386	-	(27)	7,359	0.55%

Total investment securities	$29,237	$30,018	$221	$(76)	$30,163	1.65%

December 31, 2010
US Treasuries
One to five years	$28,000	$28,017	$-	$-	$28,017	0.22%

US Government Agencies
Five to ten years	3,000	3,000		(111)	2,889	2.00%

Mortgage-backed securities
One to five years	686	703	31	(10)	724	4.90%
More than ten years	14,410	14,796	91	(58)	14,829	2.86%
Total	15,096	15,499	122	(68)	15,553	5.39%

Municipals
More than ten years	6,000	6,060	-	(337)	5,723	4.69%

Other investments
More than ten years	1,418	1,418	-	(3)	1,415	0.69%

Total investment securities	$53,514	$53,994	$122	$(519)	$53,597	2.31%
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

The following tables present the composition of our loan portfolio at the dates indicated and maturities of selected loans at December 31, 2011.

Loan Portfolio, Net
(In thousands)

	December 31,
	2011	2010	2009	2008	2007

Commercial	$37,734	$37,228	$41,201	$44,748	$25,229
Real estate - Construction, land
development & other loans	80,527	90,773	118,128	145,081	136,458
Real estate - Commercial	168,796	173,227	161,501	152,096	92,891
Real estate - 1-4 Residential	135,948	146,647	139,101	121,020	68,525
Consumer	4,865	5,368	7,429	7,973	4,673
Total loans	427,870	453,243	467,360	470,918	327,776
Deferred loan cost (unearned
income), net	768	624	209	(196)	(433)
Less: Allowance for loan losses	(16,071)	(7,312)	(10,522)	(6,059)	(3,469)

Total loans, net	$412,567	$446,555	$457,047	$464,663	$323,874

Maturities of Selected Loans
December 31, 2011
(In thousands)

		Fixed Rate			Variable Rate
	Within	1 to 5	After		1 to 5	After		Total
	1 Year	Years	5 Years	Total	Years	5 Years	Total	Maturities

Commercial	$17,095	$13,463	$7,124	$20,587	$52	$-	$52	$37,734
Real estate - Construction, land
development & other loans	54,348	13,817	9,957	23,774	1,805	600	2,405	80,527
Real estate - Commercial	32,434	29,644	85,847	115,491	18,926	1,945	20,871	168,796
Real estate - 1-4 Residential	34,508	20,875	62,781	83,656	16,148	1,636	17,784	135,948
Consumer	1,548	2,664	309	2,973	96	248	344	4,865

The Company assigns risk rating classifications to its loans.  These risk ratings are divided into the following groups:

•
Risk rated 1 to 4 loans are considered of sufficient quality to preclude and adverse rating.  1-4 assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;

•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledge, if any, and;
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

Loans are grouped by similar characteristics, including the type of loan, the assigned loan classification and the general collateral type.  A loss rate reflecting the expected loss inherent in a group of loans is derived based upon historical net charge-off rates, the predominant collateral type for the group and the terms of the loan.  The resulting estimate of losses for groups of loans is adjusted for relevant environmental factors and other conditions of the portfolio of loans and leases, including:  borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

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

The allowance for loan losses was $16,071,000, $7,312,000 and $10,522,000 at December 31, 2011, 2010 and 2009, respectively.  The ratio of the allowance for loan losses to gross loans was 3.75% at December 31, 2011, 1.61% at December 31, 2010, and 2.25% December 31, 2009.  The allowance for loan losses as a percentage of net loans increased in 2011 to 3.75% primarily as a result of a decline in asset quality caused by the continued recessionary economy.  The decrease in the allowance for loan losses in 2010 was primarily a result of significant charge-offs recognized during the year for which specific provisions for loan losses had been previously provided.  We believe the amount of the allowance for loan losses at December 31, 2011 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(In thousands)

	Year Ended December 31,
	2011	2010	2009	2008	2007

Beginning balance	$7,312	$10,522	$6,059	$3,469	$2,553
Provision for loan losses	18,764	4,842	13,220	2,006	1,187
Charge-offs
Commercial	(2,160)	(183)	(1,781)	(468)	(31)
Real estate - Construction, land
development & other loans	(4,359)	(5,067)	(5,562)	(202)	(120)
Real estate - Commercial	(576)	(1,880)	(99)	(96)	-
Real estate - 1-4 Residential	(2,724)	(1,045)	(436)	(1,475)	(66)
Consumer	(249)	(191)	(889)	(2)	(54)
	(10,068)	(8,366)	(8,767)	(2,243)	(271)
Recoveries
Commercial	3	2	-	7	-
Real estate - Construction, land
development & other loans	19	187	3	2	-
Real estate - Commercial	-	121	-	-	-
Real estate - 1-4 Residential	39	2	-	395	-
Consumer	2	2	7	19	-
	63	314	10	423	-
Net charge-offs	(10,005)	(8,052)	(8,757)	(1,820)	(271)
Acquisition of River City Bank	-	-	-	2,404	-

Ending balance	$16,071	$7,312	$10,522	$6,059	$3,469

Loans outstanding at end of year(1)	$428,639	$453,867	$467,569	$470,722	$327,343
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of year	3.75%	1.61%	2.25%	1.29%	1.06%

Average loans outstanding for the year(1)	$441,441	$463,365	$477,359	$374,221	$284,423
Ratio of net charge-offs to average loans
outstanding for the year	2.27%	1.74%	1.83%	0.49%	0.10%

(1) Loans are net of unearned income.

Charge-offs increased from $8,366,000 in 2010 to $10,068,000 in 2011.  Charge-offs continue to be primarily attributable to loans for real estate acquisition, development and construction in Chesterfield County, our primary lending market.  The Company experienced an increase in commercial charge offs in 2011 as a result of defaults and restructuring of commercial loans.  In addition, charge-offs related to 1-4 residential real estate loans have increased over the last three years as the residential real estate market has deteriorated in Chesterfield County.  The elevated charge-off levels experienced in the last three years warrant the heightened level of provisioning and justify management’s use of a higher historical charge-off factor when considering the losses currently inherent in the loan portfolio during the calculation of the allowance for loan losses.

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

Allocation of the Allowance for Loan Losses
(In thousands)

	December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
	Total	%	Total	%	Total	%	Total	%	Total	%

Commercial	$1,656	10.3%	$1,316	18.0%	$1,367	13.0%	$671	11.1%	$724	20.9%
Real estate - Construction, land
development and other loans	7,504	46.8%	3,126	42.8%	3,771	35.8%	2,600	42.9%	2,430	70.0%
Real estate - Commercial	3,452	21.5%	99	1.3%	2,104	20.0%	1,472	24.3%	147	4.2%
Real estate - 1-4 Residential	3,139	19.5%	2,342	32.0%	3,196	30.4%	1,221	20.2%	165	4.8%
Consumer	320	2.0%	429	5.9%	84	0.8%	95	1.6%	3	0.1%

Total	$16,071	100.0%	$7,312	100.0%	$10,522	100.0%	$6,059	100.0%	$3,469	100.0%

Construction, land development and other real estate loans receive the largest allocation of the allowance for loan losses as this type of loan represents the most risk of loss.  Prior to 2009, charge-offs were not significant with the largest amount of $1,475,000 occurring in 2009 related to 1-4 residential real estate loans.  For the last three years with the recessionary economy, charge-offs have increased significantly with the largest amounts related to construction, land development and other real estate loans which represented 43%, 61% and 63% of total charge-offs for 2011, 2010 and 2009, respectively.

Asset quality

The following table summarizes asset quality information at the dates indicated.

Asset Quality
(In thousands)

	December 31,
	2011	2010	2009	2008	2007

Nonaccrual loans	$48,097	$20,324	$25,913	$8,528	$2,585
Foreclosed properties	9,177	12,028	11,279	2,932	270
Total nonperforming assets	$57,274	$32,352	$37,192	$11,460	$2,855

Restructured loans	$37,001	$21,695	$15,289	$-	$-

Loans past due 90 days and still accruing
(not included in nonaccrual loans above)	$1,172	$315	$4,787	$6,197	$1,219

Nonperforming assets to loans at end of year(1)	13.39%	7.14%	7.95%	2.43%	0.87%

Nonperforming assets to total assets	9.85%	5.47%	6.17%	2.00%	0.73%

Allowance for loan losses to nonaccrual loans	33.4%	36.0%	40.6%	71.0%	134.2%

(1) Loans are net of unearned income.

The following table presents an analysis of the changes in nonperforming assets for 2011.

Nonperforming Assets
(In thousands)

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2010	20,324	12,028	32,352
Additions, net	43,272	160	43,432
Sales	-	(6,061)	(6,061)
Transfers	(3,621)	3,621	-
Repayments	(2,440)	-	(2,440)
Charge-offs	(9,438)	(571)	(10,009)

Balance December 31, 2011	$48,097	$9,177	$57,274

The significant increase in nonaccrual loans during 2011 was a result of defaults and restructuring of larger real estate loans related to land development and commercial real estate.  Until a nonperforming restructured loan has performed in accordance with its restructured terms for a minimum of six months, it will remain on nonaccrual status.

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

Of the total nonaccrual loans of $48,097,000 at December 31, 2011 that were considered impaired, 47 loans totaling $20,034,000 had specific allowances for loan losses totaling $5,034,000.  This compares to $20,324,000 in nonaccrual loans at December 31, 2010 of which five loans totaling $1,811,000 had specific allowances for loan losses of $330,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $2,377,000, $1,242,000 and $569,000 for 2011, 2010 and 2009, respectively.  Nine loans totaling $1,172,000 at December 31, 2011 were past due 90 days or more and interest was still being accrued as such amounts were considered collectible.

Other real estate owned consists of assets acquired through or in lieu of foreclosure.  $7,011,000 of the $9,177,000 at December 31, 2011 relates to loans previously classified as construction loans.

Deposits

The following table gives the composition of our deposits at the dates indicated.

Deposits
(In thousands)

	December 31, 2011		December 31, 2010		December 31, 2009
	Amount	%	Amount	%	Amount	%

Demand accounts	$66,535	13.7%	$41,036	8.2%	$38,521	7.7%
Interest checking accounts	40,237	8.3%	33,292	6.7%	36,441	7.3%
Money market accounts	75,488	15.5%	90,156	18.1%	115,167	23.1%
Savings accounts	15,166	3.1%	10,538	2.1%	8,901	1.8%
Time deposits of $100,000 and over	129,436	26.7%	140,847	28.2%	119,352	24.0%
Other time deposits	158,659	32.7%	183,143	36.7%	179,903	36.1%

Total	$485,521	100.0%	$499,012	100.0%	$498,285	100.0%

Total deposits decreased by 2.8% in 2011 and increased by 0.1% and 7% in 2010, 2009 respectively.  Although total deposits did not decrease significantly in 2011, the composition did change.  Transactional deposit accounts (demand, interest checking, money market and savings accounts) increased to 40.6% of total deposits compared to 35.1% at December 31, 2010.  Most significantly, checking accounts (demand and interest bearing) increased from 14.9% of total deposits at December 31, 2010 to 22% at December 31, 2011.  As our branch network has increased and is more convenient to a larger segment of our target customer base, we have experienced a move to a higher percentage of our deposits in checking accounts.

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

Average Deposits and Rates Paid
(In thousands)

	Year Ended December 31,
	2011		2010		2009
Account Type	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand accounts	$59,011		$44,495		$39,626
Interest-bearing deposits
Interest checking accounts	37,377	0.61%	34,521	0.97%	26,530	1.67%
Money market accounts	86,859	0.67%	98,762	1.09%	69,267	1.79%
Savings accounts	12,656	0.67%	10,081	0.80%	7,009	1.21%
Time deposits of $100,000 and over	122,442	1.98%	112,260	2.50%	121,440	3.72%
Other time deposits	188,193	2.04%	202,945	2.36%	226,258	3.60%
Total interest-bearing deposits	447,527	1.60%	458,569	1.98%	450,504	3.20%

Total average deposits	$506,538		$503,064		$490,130

With short-term interest rates remaining at historic lows throughout 2011, we were able to significantly reduce the interest rates paid on deposits, particularly on longer term certificates of deposit, as higher rate certificates of deposit matured in 2011.

The following table is a schedule of maturities for time deposits of $100,000 or more at December 31, 2011.

Maturities of Time Deposits of $100,000 or More
(In thousands)

Due within three months	$6,318
Due after three months through six months	2,632
Due after six months through twelve months	7,341
Over twelve months	113,145

$129,436

The Dodd-Frank Act permanently raises the current standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. The Emergency Economic Stabilization Act also temporarily raised the limit on federal deposit insurance coverage to an unlimited amount for non-interest or low-interest bearing demand deposits. Pursuant to the Dodd-Frank Act, unlimited coverage for non-interest transaction accounts will continue upon expiration of the Temporary Liquidity Guarantee Program until December 31, 2012.

Borrowings

We utilize borrowings to supplement deposits when they are available at a lower overall cost to us or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $37,750,000 and $28,750,000 at December 31, 2011 and 2010 respectively.  The FHLB advances are secured by the pledge of residential mortgage loans and our FHLB stock.  Available borrowings at December 31, 2011 were approximately $10.8 million.

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.  We did not have any purchased federal funds at December 31, 2011 or 2010.

Other borrowings increased by $1,614,000 from $4,165,000 at December 31, 2010 to $5,779,000 at December 31, 2011.  These borrowings represent business checking accounts that bear interest and are secured by pledged securities.

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

At December 31, 2011, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk:

	Contract	Contract
	Amount	Amount
	2011	2010

Undisbursed credit lines	$40,661,000	$43,683,000
Commitments to extend or originate credit	18,214,000	12,014,000
Standby letter of credit	3,719,000	3,543,000

Total commitments to extend credit	$62,594,000	$59,240,000

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

Capital resources

Stockholders’ equity at December 31, 2011 was $36,248,000, compared to $48,320,000 at December 31, 2010 and $47,848,000 at December 31, 2009.  On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the TARP Program).  The TARP Program is a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers.  Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 499,030 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Capital Purchase Program carries a 5% dividend for each of the first 5 years of the investment, and 9% thereafter, unless the shares are redeemed by the Company.  The decrease in equity in 2011 of $12,072,000 is primarily due to the loss from operations of $11,820,000.  The increase in equity in 2010 of $472,000 is primarily due to net income of $1,430,000 offset by dividends paid to the U.S. Treasury on the TARP investment of $737,000.

During the first quarter of 2005, the Company issued $5.2 million in Trust Preferred Capital Notes to increase its regulatory capital and to help fund its expected growth in 2005.  During the third quarter of 2007, the Company issued $3.6 million in Trust Preferred Capital Notes to partially fund the construction of an 80,000 square foot headquarters building completed in July 2008.  The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.  See Note 16 of the Notes to Consolidated Financial Statements for a more detailed discussion of the Trust Preferred Capital Notes.

The Company is currently prohibited by its Memorandum of Understanding with the Reserve Bank from making dividend or interest payments on the TARP program preferred stock or trust preferred capital notes without prior regulatory approval.  In addition, the Consent Order with the FDIC and BFI provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction of capital, without regulatory approval.  At December 31, 2011, the Bank had accrued but deferred payment on TARP dividend payments of $650,197 and interest payments on trust preferred capital notes of $317,129.

The following table presents the composition of regulatory capital and the capital ratios at the dates indicated for the Company.

Analysis of Capital
(In thousands)

	As of December 31,
	2011	2010	2009

Tier 1 capital
Preferred stock	$59	$59	$59
Common stock	16,974	16,954	16,922
Additional paid-in capital	40,732	40,634	40,569
Retained earnings (deficit)	(21,896)	(9,193)	(9,741)
Warrant Surplus	732	732	732
Discount on preferred stock	(346)	(492)	(636)
Qualifying trust preferred securities	8,764	8,764	8,764
Less intangible assets	(491)	(589)	(687)
Disallowed Deferred tax asset	(2,125)	-	-
Total equity	42,403	56,869	56,669
Total Tier 1 capital	42,403	56,869	56,669

Tier 2 capital
Allowance for loan losses	5,629	5,900	6,310
Total Tier 2 capital	5,629	5,900	6,310

Total risk-based capital	48,032	62,769	62,979

Risk-weighted assets	$439,873	$470,662	$501,864

Average assets	$578,330	$596,765	$615,184

Capital ratios
Leverage ratio (Tier 1 capital to
average assets)	7.33%	9.53%	9.21%
Tier 1 capital to risk-weighted assets	9.64%	12.08%	11.29%
Total capital to risk-weighted assets	10.92%	13.34%	12.55%
Equity to total assets	6.23%	8.17%	7.95%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  The Bank met the criteria to be categorized as a “well capitalized” institution as of December 31, 2011, 2010 and 2009. However, due to the Consent Order the Bank currently is considered adequately capitalized.  In addition, the Consent Order requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 11%.  At December 31, 2011, the Bank’s leverage ratio was 6.46% and the total capital to risk-weighted assets ratio was 10.26%.  Under the Consent Order, the Bank must provide a capital plan to the FDIC and BFI that demonstrates how the Bank will come into compliance with the required minimum capital ratios set forth in the Consent Order.  When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29.  In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

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

At December 31, 2011 and 2010, our liquid assets, consisting of cash, cash equivalents and investment securities available-for-sale, totaled $92,949,000 and $65,609,000, or 15.9% and 11.1% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $9,612,000 of these securities are pledged against borrowings.  Therefore, the related borrowings would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain two federal funds lines of credit with correspondent banks totaling $22 million for which there were no borrowings against the lines at December 31, 2011.

We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which applications for borrowings can be made.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at December 31, 2011 was $10,800,000, based on the Bank's $2,647,000 investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings.  However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At December 31, 2011, we had commitments to originate $62,594,000 of loans.  Fixed commitments to incur capital expenditures were less than $25,000 at December 31, 2011.  Certificates of deposit scheduled to mature or reprice in the 12-month period ending December 31, 2012 total $144,044,000.  We believe that a significant portion of such deposits will remain with us.  We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at December 31, 2011.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Interest Rate Sensitivity GAP Analysis
December 31, 2011
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$25,066	$13,261	$20,008	$32,284	$102,543	$193,162
Variable rate	97,946	4,669	15,979	28,123	87,992	234,709
Investment securities	-	12	-	-	30,151	30,163
Loans held for sale	16,168	-	-	-	-	16,168
Federal funds sold	7,228	-	-	-	-	7,228

Total rate sensitive assets	146,408	17,942	35,987	60,407	220,686	481,430
Cumulative rate sensitive assets	146,408	164,350	200,337	260,744	481,430

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	40,237	-	40,237
Money market accounts	75,488	-	-	-	-	75,488
Savings (2)	-	-	-	15,166	-	15,166
Certificates of deposit	37,017	31,435	75,592	75,508	68,543	288,095
FHLB advances	1,000	7,750	1,000	18,000	10,000	37,750
Trust Preferred Securities	-	-	-		8,764	8,764
Other borrowings	5,779	-	-	-	-	5,779

Total rate sensitive liabilities	119,284	39,185	76,592	148,911	87,307	471,279
Cumulative rate sensitive liabilities	119,284	158,469	235,061	383,972	471,279

Rate sensitivity gap for period	$27,124	$(21,243)	$(40,605)	$(88,504)	$133,379	$10,151
Cumulative rate sensitivity gap	$27,124	$5,881	$(34,724)	$(123,228)	$10,151

Ratio of cumulative gap to total assets	4.6%	1.0%	(5.9)%	(21.0)%	1.7%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	122.7%	103.7%	85.2%	67.9%	102.2%
Ratio of cumulative gap to cumulative
rate sensitive assets	18.5%	3.6%	(17.3)%	(47.3)%	2.1%

(1) Includes nonaccrual loans of approximately $48,097,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At December 31, 2011, our balance sheet is asset sensitive for the next six months, meaning that our assets reprice more quickly than our liabilities during that period, and liability sensitive for the next six to thirty-six months, meaning that our liabilities will reprice more quickly than our assets during that period and asset sensitive after thirty-six months with a ratio of cumulative gap to total assets ranging from a positive gap of 5.8% for the first three months to a negative gap of (19.9)% for the thirteen to thirty-six month period.  A negative gap can adversely affect earnings in periods of increasing interest rates.  Given the Federal Reserve’s recent announcement that it will maintain short-term interest rates at current levels until the end of 2014, we do not expect interest rates to increase for the foreseeable future.  However, we believe our balance sheet should be asset sensitive and, accordingly, we have adopted pricing policies to lengthen the maturities/repricing of our liabilities relative to the maturities/pricing of our assets.

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

Loans are grouped by similar characteristics, including the type of loan, the assigned loan classification and the general collateral type.  A loss rate reflecting the expected loss inherent in a group of loans is derived based upon historical net charge-off rates, the predominant collateral type for the group and the terms of the loan.  The resulting estimate of losses for groups of loans is adjusted for relevant environmental factors and other conditions of the portfolio of loans and leases, including:  borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income.  Management determined that as of December 31, 2011, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance of $3,929,000 on its net deferred tax asset.

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

In July 2010, The FASB issued ASU No. 2010-20, Receivables - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, Topic 830.  This ASU requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of(i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  ASU 2010-20 will be effective for the Company’s consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for the Company’s consolidated financial statements that include periods beginning on or after January 1, 2011.  This ASU requires additional disclosures only and will not have an impact on the Company’s consolidated financial statements.  See Notes 3 and 4 of the Notes to Consolidated Financial Statements for these additional disclosures.

In April 2011, the FASB issued ASU 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This update to codification topic 310 provides guidance for what constitutes a concession and whether a debtor is experiencing financial difficulties. The amendments in this update were effective for The Company on July 1, 2011, with retrospective application from January 1, 2011. This update did not have a material effect on The Company’s consolidated financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related footnotes of the Company are presented following.

Report of Independent Registered Public Accounting Firm

Board of Directors
Village Bank and Trust Financial Corp.
Midlothian, Virginia

We have audited the accompanying consolidated balance sheets of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Richmond, Virginia
March 30, 2011

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
December 31, 2011 and 2010

	2011	2010
Assets
Cash and due from banks	$55,557,541	$9,390,377
Federal funds sold	7,228,475	2,621,934
Total cash and cash equivalents	62,786,016	12,012,311
Investment securities available for sale	30,163,292	53,597,174
Loans held for sale	16,168,405	19,871,787
Loans
Outstandings	427,870,716	453,242,950
Allowance for loan losses	(16,071,424)	(7,311,712)
Deferred fees and costs	767,775	623,851
	412,567,067	446,555,089
Premises and equipment, net	26,826,524	27,437,452
Accrued interest receivable	2,046,524	2,347,211
Bank owned life insurance	6,065,305	5,871,765
Other real estate owned	9,177,167	12,028,111
Other assets	15,904,019	12,058,315

	$581,704,319	$591,779,215

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$66,534,956	$41,036,262
Interest bearing	418,986,096	457,975,931
Total deposits	485,521,052	499,012,193
Federal Home Loan Bank advances	37,750,000	28,750,000
Long-term debt - trust preferred securities	8,764,000	8,764,000
Other borrowings	5,778,661	4,165,430
Accrued interest payable	592,283	404,801
Other liabilities	7,050,681	2,362,597
Total liabilities	545,456,677	543,459,021

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference,
1,000,000 shares authorized, 14,738 shares issued and outstanding	58,952	58,952
Common stock, $4 par value - 10,000,000 shares authorized;
4,243,378 shares issued and outstanding at December 31, 2011
4,238,416 shares issued and outstanding at December 31, 2010	16,973,512	16,953,664
Additional paid-in capital	40,732,178	40,633,581
Retained earnings (deficit)	(21,895,557)	(9,192,552)
Common stock warrant	732,479	732,479
Discount on preferred stock	(346,473)	(492,456)
Accumulated other comprehensive loss	(7,449)	(373,474)
Total stockholders' equity	36,247,642	48,320,194

	$581,704,319	$591,779,215

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Interest income
Loans	$26,580,965	$29,040,137	$31,711,644
Investment securities	1,308,727	1,086,963	1,457,694
Federal funds sold	90,806	54,738	26,635
Total interest income	27,980,498	30,181,838	33,195,973

Interest expense
Deposits	7,165,169	9,097,177	14,433,943
Borrowed funds	1,180,734	1,788,236	1,973,736
Total interest expense	8,345,903	10,885,413	16,407,679

Net interest income	19,634,595	19,296,425	16,788,294
Provision for loan losses	18,764,295	4,842,000	13,220,000
Net interest income after provision
for loan losses	870,300	14,454,425	3,568,294

Noninterest income
Service charges and fees	1,942,721	1,865,190	1,612,769
Gain on sale of loans	6,522,848	7,003,873	5,828,006
Gain (loss) on sale of assets	(407)	243,566	(43,637)
Gain on sale of investment securities	1,217,554	768,551	329,183
Rental income	706,078	464,792	187,786
Other	454,987	644,695	370,993
Total noninterest income	10,843,781	10,990,667	8,285,100

Noninterest expense
Salaries and benefits	12,625,396	12,337,065	10,476,065
Occupancy	2,112,072	1,931,334	1,757,939
Equipment	891,412	847,536	877,205
Supplies	428,011	501,928	495,562
Professional and outside services	2,425,347	2,028,225	1,726,130
Advertising and marketing	416,963	492,423	308,598
Expenses related to foreclosed real estate	1,413,961	1,693,524	1,475,338
FDIC insurance premium	1,002,226	1,168,830	1,366,612
Other operating expense	2,645,687	2,302,291	2,432,286
Goodwill impairment			7,422,141
Total noninterest expense	23,961,075	23,303,156	28,337,876

Net income (loss) before income taxes	(12,246,994)	2,141,936	(16,484,482)
Income tax expense (benefit)	(426,872)	711,627	(3,879,386)

Net income (loss)	(11,820,122)	1,430,309	(12,605,096)

Preferred stock dividends and
amortization of discount	882,882	881,402	590,151
Net income (loss) available to
common shareholders	$(12,703,004)	$548,907	$(13,195,247)

Earnings (loss) per share, basic	$(2.99)	$0.13	$(3.12)
Earnings (loss) per share, diluted	$(2.99)	$0.13	$(3.12)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2011, 2010 and 2009

							Accumulated
			Additional	Retained		Discount on	Other
	Preferred	Common	Paid-in	Earnings		Preferred	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Stock	Income (loss)	Total

Balance, December 31, 2008	$-	$16,917,488	$25,737,048	$3,453,788	$-	$-	$54,250	$46,162,574
Issuance of preferred stock	58,952	-	14,679,048	-	732,479	(732,479)	-	14,738,000
Amortization of preferred stock
discount	-	-	-	(95,520)	-	95,520	-	-
Preferred stock dividend	-	-	-	(494,631)	-	-	-	(494,631)
Issuance of common stock	-	5,024	(5,024)	-	-	-	-	-
Stock based compensation	-	-	157,699	-	-	-	-	157,699
Minimum pension adjustment
(net of income taxes of $2,917)	-	-	-	-	-	-	8,580	8,580
Net loss	-	-	-	(12,605,096)	-	-	-	(12,605,096)
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	(119,035)	(119,035)
Total comprehensive loss	-	-	-	-	-	-	-	(12,715,551)

Balance, December 31, 2009	58,952	16,922,512	40,568,771	(9,741,459)	732,479	(636,959)	(56,205)	47,848,091
Amortization of preferred stock
discount	-	-	-	(144,503)	-	144,503	-	-
Preferred stock dividend	-	-	-	(736,899)	-	-	-	(736,899)
Issuance of common stock	-	31,152	(31,152)	-	-	-	-	-
Stock based compensation	-	-	95,962	-	-	-	-	95,962
Minimum pension adjustment
(net of income taxes of $2,917)	-	-	-	-	-	-	8,580	8,580
Net income	-	-	-	1,430,309	-	-	-	1,430,309
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	(325,849)	(325,849)
Total comprehensive income	-	-	-	-	-	-	-	1,113,040

Balance, December 31, 2010	58,952	16,953,664	40,633,581	(9,192,552)	732,479	(492,456)	(373,474)	48,320,194
Amortization of preferred stock
discount	-	-	-	(145,983)	-	145,983	-	-
Preferred stock dividend	-	-	-	(736,900)	-	-	-	(736,900)
Issuance of common stock	-	19,848	(19,848)	-	-	-	-	-
Stock based compensation	-	-	118,445	-	-	-	-	118,445
Minimum pension adjustment
(net of income taxes of $2,917)	-	-	-	-	-	-	8,580	8,580
Net income	-	-	-	(11,820,122)	-	-	-	(11,820,122)
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	357,445	357,445
Total comprehensive loss	-	-	-	-	-	-	-	(11,454,097)

Balance, December 31, 2011	$58,952	$16,973,512	$40,732,178	$(21,895,557)	$732,479	$(346,473)	$(7,449)	$36,247,642

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2011 2010 and 2009

	2011	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$(11,820,122)	$1,430,309	$(12,605,096)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	1,418,393	1,308,770	1,250,315
Deferred income taxes	(4,139,276)	(3,718,495)	(3,031,268)
Valuation allowance	3,928,886	-	-
Provision for loan losses	18,764,295	4,842,000	13,220,000
Write-down of other real estate owned	571,331	294,000	1,329,991
Write-off of goodwill		-	7,422,141
Gain on securities sold	(1,217,149)	(768,551)	(329,183)
Gain on loans sold	(6,522,848)	(7,003,873)	(5,828,006)
Gain on sale of premises and equipment	407	(242,936)	43,353
(Gain) loss on sale of other real estate owned	266,729	96,595	(46,173)
Stock compensation expense	118,445	95,962	157,699
Proceeds from sale of mortgage loans	248,108,754	279,387,475	255,007,702
Origination of mortgage loans for sale	(237,882,524)	(284,749,137)	(252,360,202)
Amortization of premiums and accrection of discounts on securities, net	169,804	416,619	337,251
(Increase) decrease in interest receivable	300,687	1,019,507	133,075
Increase in bank owned life insurance	(193,540)	(440,763)	(331,980)
(Increase) decrease in other assets	(3,810,873)	5,882,742	(5,554,084)
Increase (decrease) in interest payable	187,481	(96,268)	(513,465)
Increase (decrease) in other liabilities	4,135,410	(402,954)	1,493,607
Net cash provided by (used in) operating activities	12,384,290	(2,648,998)	(204,323)

Cash Flows from Investing Activities
Purchases of available for sale securities	(80,991,271)	(52,283,980)	(46,117,779)
Proceeds from the sale or calls of available for sale securities	102,116,301	51,122,666	15,373,106
Proceeds from maturities and principal payments of available for sale securities	3,897,780	2,279,573	-
Net decrease (increase) in loans	11,442,522	(1,448,154)	(18,109,329)
Proceeds from sale of other real estate owned	5,794,090	5,957,507	2,875,478
Purchases of premises and equipment	(807,872)	(1,081,523)	(1,023,928)
Proceeds from sale of premises and equipment	-	377,321	104,693
Net cash provided by (used in) investing activities	41,451,550	4,923,410	(46,897,759)

Cash Flows from Financing Activities
Issuance of preferred stock			14,738,000
Net increase (decrease) in deposits	(13,491,141)	727,069	32,053,081
Net increase (decrease) in Federal Home Loan Bank Advances	9,000,000	(250,000)	4,000,000
Net increase (decrease) in other borrowings	1,613,231	(10,664,091)	(9,133,377)
Dividends on preferred stock	(184,225)	(736,899)	(494,631)
Net cash provided by (used in) financing activities	(3,062,135)	(10,923,921)	41,163,073

Net increase (decrease) in cash and cash equivalents	50,773,705	(8,649,509)	(5,939,009)
Cash and cash equivalents, beginning of period	12,012,311	20,661,820	26,600,829

Cash and cash equivalents, end of period	$62,786,016	$12,012,311	$20,661,820

Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$3,781,206	$7,097,681	$12,505,727
Dividends on preferred stock accrued	$552,674	$-	$-

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

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

Use of estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.  A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses and the related provision.

Investment securities
At the time of purchase, debt securities are classified into the following categories: held-to-maturity, available-for-sale or trading.  Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity.  Held-to-maturity securities are stated at amortized cost adjusted for amortization of premiums and accretion of discounts on purchase using a method that approximates the effective interest method.  Investments classified as trading or available-for-sale are stated at fair value.  Changes in fair value of trading investments are included in current earnings while changes in fair value of available-for-sale investments are excluded from current earnings and reported, net of taxes, as a separate component of stockholders’ equity.  Presently, the Company does not maintain a portfolio of trading securities or held to maturity.

The fair value of investment securities held-to-maturity and available-for-sale is estimated based on quoted prices for similar assets determined by bid quotations received from independent pricing services.  Declines in the fair value of securities below their amortized cost that are other than temporary are reflected in earnings or other comprehensive income, as appropriate. For those debt securities whose fair value is less than their amortized cost basis, we consider our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery and if we do not expect to recover the entire amortized cost basis of the security.  In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.

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

The fair value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.  Due to high correlation between rate lock commitments and best efforts contracts, no significant gains or losses have occurred on the rate lock commitments

At December 31, 2011, Village Bank Mortgage Company had rate lock commitments to originate mortgage loans aggregating $18.0 million and loans held for sale of $16.2 million.  VBMC has entered into corresponding commitments with third party investors to sell loans of approximately $34.2 million.  Under the best efforts contractual relationship with these investors, VBMC is obligated to sell the loans, and the investor is obligated to purchase the loans, only if the loans close.  No other obligation exists.  As a result of these best efforts contractual relationships with these investors VBMC is not exposed to losses, nor will it realize gains, related to its rate lock commitments due to changes in interest rates.

Transfers of financial assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.  Our transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2011, 2010 and 2009, and the sale of residential mortgage loans in the secondary market; the extent of which are disclosed in the Consolidated Statements of Cash Flows.

Loans
Loans are stated at the principal amount outstanding, net of unearned income.  Loan origination fees and certain direct loan origination costs are deferred and amortized to interest income over the life of the loan as an adjustment to the loan’s yield over the term of the loan.

Interest is accrued on outstanding principal balances, unless the Company considers collection to be doubtful.  Commercial and unsecured consumer loans are designated as non-accrual when payment is delinquent 90 days or at the point which the Company considers collection doubtful, if earlier.  Mortgage loans and most other types of consumer loans past due 90 days or more may remain on accrual status if management determines that such amounts are collectible.  When loans are placed in non-accrual status, previously accrued and unpaid interest is reversed against interest income in the current period and interest is subsequently recognized only to the extent cash is received as long as the remaining recorded investment in the loan is deemed fully collectible.  Loans may be placed back on accrual status when, in the opinion of management, the circumstances warrant such action such as a history of timely payments subsequent to being placed on nonaccrual status, additional collateral is obtained or the borrowers cash flows improve.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The total contract amount of standby letters of credit, whose contract amount represent credit risk was $3,719,000 at December 31, 2011 and $3,543,000 at December 31, 2010.

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

The allowance consists of general and specific components.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  The specific component relates to loans that we have concluded, based on the value of collateral, guarantees and any other pertinent factors, have known losses.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Real estate acquired in settlement of loans
Real estate acquired through or in lieu of foreclosure is initially recorded at estimated fair value less estimated selling costs.  Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs.  Fair values of real estate owned are reviewed regularly and write downs are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell.  Costs relating to the development and improvement of such property are capitalized when appropriate, whereas those costs relating to holding the property are expensed.

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

Income taxes
Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  The primary temporary differences are the allowance for loan losses and depreciation and amortization.  The effect on recorded deferred income taxes of a change in tax laws or rates is recognized in income in the period that includes the enactment date.  To the extent that available evidence about the future raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company has not identified any material uncertain tax positions.

Consolidated statements of cash flows
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks (including cash items in process of collection), interest-bearing deposits with banks and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.  Cash flows from loans originated by the Bank and deposits are reported net.  The Company paid interest of $8,158,000, $10,982,000 and $16,921,000 in 2011, 2010, and 2009, respectively.  The Company did not pay income taxes in 2011 and 2010 and paid $290,000 in 2009.  The Company received a refund of $290,000 in 2010 related to taxes paid in 2009.

Comprehensive income
Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on investment securities available for sale and amortization of the unfunded pension liability.  At December 31, 2011 the accumulated other comprehensive income was comprised of unrealized gains on securities available for sale of $95,458 and unfunded pension liability of $102,907.

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

Stock incentive plan
The Company’s shareholders approved the Company’s 2000 stock incentive plan which authorizes the issuance of up to 455,000 shares of common stock (increased from 255,000 shares by amendment to the Incentive Plan approved by the Company’s shareholders) to assist the Company in recruiting and retaining key personnel.  The incentive plan includes issuances of stock options and awards of 444,590 common shares.  The expiration date on options granted is ten years with a three year vesting schedule.  See Note 15 for more information on the stock incentive plan.

Fair values of financial instruments
The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact.  See Note 18 for the methods and assumptions the Bank uses in estimating fair values of financial instruments:

New accounting pronouncements
In January 2010, the FASB issued ASU No. 2010-06- Fair Value Measurements and Disclosures amending Topic 820.  The ASU provides for additional disclosures of transfers between assets and liabilities valued under Level 1 and 2 inputs as well as additional disclosures regarding those assets and liabilities valued under Level 3 inputs.  The new disclosures became effective for interim and annual reporting periods beginning after December 15, 2009 except for those provisions addressing Level 3 fair value measurements which provisions are effective for fiscal years, and periods therein, beginning in 2011.  The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In July 2010, The FASB issued ASU No. 2010-20, Receivables - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, Topic 830.  This ASU requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of(i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became required for the Company’s consolidated financial statements for periods beginning on in 2011. This ASU requires additional disclosures only and did not have an impact on the Company’s consolidated financial statements

In January 2011, the FASB issued ASC Update 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  This update temporarily delays the effective date of the disclosures about troubled debt restructuring postponed the effective date of the disclosures about troubled debt restructuring in ASU 2010-20 for public companies.  The delay is intended to allow FASB to complete its deliberations on what constitutes a troubled debt restructuring.  The guidance on both disclosures about troubled debt restructuring and determining what constitutes a troubled debt restructuring will be coordinated and is anticipated to be issued for interim and annual periods after June 15, 2011.

In April 2011, the FASB issued ASU 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This update to codification topic 310 provides guidance for what constitutes a concession and whether a debtor is experiencing financial difficulties. The amendments in this update were effective for The Company on July 1, 2011, with retrospective application from January 1, 2011. This update did not have a material effect on The Company’s consolidated financial statements.

In June 2011, The FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, Topic 220. This ASU eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity.  The ASU instead permits an entity to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income.  Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented.  This ASU is to be applied retrospectively.  The ASU is effective for interim and annual periods beginning in 2012.  Early adoption is permitted, since compliance with the amendments is already permitted.

Note 2.                      Investment securities available-for-sale

The amortized cost and estimated fair value of investment securities available-for-sale as of December 31, 2011 and 2010 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2011
U.S. Government agencies	$2,000,000	$733	$-	$2,000,733
Mortgage-backed securities	20,632,756	220,322	(49,005)	20,804,073
Small Business Administration	7,385,903	-	(27,417)	7,358,486

Total	$30,018,659	$221,055	$(76,422)	$30,163,292

December 31, 2010
U.S. Treasuries	$28,017,617	$191	$(291)	$28,017,517
U.S. Government agencies	3,000,000	-	(110,708)	2,889,292
Mortgage-backed securities	15,498,544	121,888	(68,046)	15,552,386
Municipals	6,060,000	-	(337,431)	5,722,569
Small Business Administration	1,417,962		(2,552)	1,415,410

Total	$53,994,123	$122,079	$(519,028)	$53,597,174

Investment securities with book values of approximately $9,612,000 and $4,835,000 at December 31, 2011 and 2010, respectively, were pledged to secure municipal deposits.

Gross gains and losses pertaining to available for sale securities are detailed as follows:

	December 31,
	2011	2010	2009

Gross realized gains	1,232,584	773,826	329,183
Gross realized losses	(15,030)	(5,275)	-

	1,217,554	768,551	329,183

Investment securities available for sale that have an unrealized loss position at December 31, 2011 and December 31, 2010 are detailed below:

	Securities in a Loss		Securities in a Loss
	Position for Less Than		Position for More Than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
December 31, 2011
US Treasuries	$7,358	$(27)	$-	$-	$7,358	$(27)
Mortgage-backed securities	10,221	(47)	205	(2)	10,426	(49)

Total	$10,221	$(74)	$205	$(2)	$10,426	$(76)

December 31, 2010
US Treasuries	$30,286	$(114)	$-	$-	$30,286	$(114)
Mortgage-backed securities	7,079	(68)	-	-	7,079	(68)
Municipals	5,723	(337)	-	-	5,723	(337)

Total	$43,088	$(519)	$-	$-	$43,088	$(519)

Management does not believe that any individual unrealized loss as of December 31, 2011 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates.  As of December 31, 2011, management does not have the intent to sell any of the securities classified as available for sale and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

The amortized cost and estimated fair value of investment securities available-for-sale as of December 31, 2011, by contractual maturity, are as follows:

	Amortized	Estimated
	Cost	Fair Value

One to five years	$11,893	$11,578
Five to ten years	2,000,000	2,000,733
More than ten years	28,006,766	28,150,981

Total	$30,018,659	$30,163,292

During 2011 and 2010, investment securities available-for-sale totaling $42,000 and $17,530,000 respectively, were called or matured with no net losses.

Note 3.                      Loans

Loans classified by type as of December 31, 2011 and 2010 are as follows:

	2011	2010

Commercial	$37,734,516	$37,227,599
Real estate - Construction, land
development & other loans	80,527,002	90,773,214
Real estate - Commercial	168,795,606	173,227,491
Real estate - 1-4 Residential	135,948,087	146,646,780
Consumer	4,865,505	5,367,866

Total loans	427,870,716	453,242,950
Deferred loan cost (unearned income), net	767,775	623,851
Less: Allowance for loan losses	(16,071,424)	(7,311,712)

	$412,567,067	$446,555,089

Gains on the sale of loans totaling approximately $6,523,000, $7,004,000 and $5,828,000 were realized during the years ended December 31, 2011, 2010 and 2009, respectively.

Gross loans pledged as collateral with the FHLB as part of their lending arrangements with the Company totaled $38,750,000 and $28,750,000 as of December 31, 2011 and 2010, respectively.

The following is a summary of loans directly or indirectly with executive officers or directors of the Company for the years ended December 31, 2011 and 2010:

	2011	2010

Beginning balance	$11,108,283	$9,724,791
Additions	3,221,846	7,800,850
Reductions	(4,943,700)	(6,417,358)

Ending balance	$9,386,430	$11,108,283

Executive officers and directors also had unused credit lines totaling $1,752,000 and $1,772,000 at December 31, 2011 and 2010, respectively.  All loans and credit lines to executive officers and directors were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.  Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due as long as the remaining recorded investment in the loan is deemed fully collectible.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought to current and future payments are reasonably assured.

Year-end nonaccrual loans, segregated by class of loans, were as follows:

	2011	2010

Commercial	$1,246,437	$3,401,381
Real estate - Construction, land
development & other loans	19,920,190	6,631,608
Real estate - Commercial	15,316,663	4,283,204
Real estate - 1-4 Residential	11,203,351	5,728,804
Consumer	410,407	278,890

Total loans	$48,097,048	$20,323,887

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

The following tables provide information on the risk rating of loans at the dates indicated:

	December 31, 2011
	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Commercial	$31,322,834	$4,289,037	$2,122,645	$-	$37,734,516
Real estate - Construction, land
development and other loans	49,258,535	-	31,268,467	-	80,527,002
Real estate - Commercial	92,517,583	19,389,807	56,888,216	-	168,795,606
Real estate - 1-4 Residential	117,035,665	8,131,614	10,780,808	-	135,948,087
Consumer	3,508,768	384,387	972,350	-	4,865,505

	$293,643,385	$32,194,845	$102,032,486	$-	$427,870,716

	December 31, 2010

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Commercial	$30,842,071	$2,577,779	$3,283,334	$524,415	$37,227,599
Real estate - Construction, land
development and other loans	62,685,768	3,438,546	24,648,900	-	90,773,214
Real estate - Commercial	124,085,473	20,391,192	28,557,575	193,251	173,227,491
Real estate - 1-4 Residential	130,860,442	5,717,843	9,904,670	163,825	146,646,780
Consumer	4,337,390	623,556	299,191	107,729	5,367,866

	$352,811,144	$32,748,916	$66,693,670	$989,220	$453,242,950

The following table presents the aging of the recorded investment in past due loans and leases at the dates indicated:

	December 31, 2011
							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Commercial	$46,392	$3,313	$54,918	$104,623	$37,629,893	$37,734,516	$54,918
Real estate - Construction, land
development and other loans	1,942,560	659,799	36,770	2,639,129	77,887,873	80,527,002	36,770
Real estate - Commercial	765,286	965,729	-	1,731,015	167,064,591	168,795,606	-
Real estate - 1-4 Residential	1,321,138	1,805,394	1,080,549	4,207,081	131,741,006	135,948,087	1,080,549
Consumer	59,697	3,176	-	62,873	4,802,632	4,865,505	-

	$4,135,073	$3,437,411	$1,172,237	$8,744,721	$419,125,995	$427,870,716	$1,172,237

	December 31, 2010
							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Commercial	$190,585	$501,378	$-	$691,963	$36,535,636	$37,227,599	$-
Real estate - Construction, land
development and other loans	5,515,931	673,204	79,343	6,268,478	257,732,227	264,000,705	79,343
Real estate - 1-4 Residential	2,672,157	973,269	213,478	3,858,904	142,787,876	146,646,780	213,478
Consumer	149,804	42,645	22,322	214,771	5,153,095	5,367,866	22,322

	$8,528,477	$2,190,496	$315,143	$11,034,116	$442,208,834	$453,242,950	$315,143

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

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2011

With no related allowance recorded:
Commercial	$1,194,913	$1,494,913	$-	$1,064,936	$216
Real estate - Construction, land
development & other loans	10,346,783	11,806,651	-	13,700,340	214,171
Real estate - Commercial	15,580,568	15,580,568	-	4,885,563	299,798
Real estate - 1-4 Residential	7,358,432	7,831,432	-	10,497,315	38,660
Consumer	143,241	143,241	-	100,456	204

	$34,623,937	$36,856,805	$-	$30,248,611	$553,049

With an allowance recorded:
Commercial	$818,597	$818,597	$452,773	$782,036	$-
Real estate - Construction, land					-
development & other loans	15,472,776	16,372,776	4,234,070	8,093,406	425,892
Real estate - Commercial	11,228,083	11,372,083	2,481,740	2,970,546	253,348
Real estate - 1-4 Residential	5,148,740	5,673,740	1,360,285	2,164,492	-
Consumer	267,166	267,166	266,178	191,974	-

	$32,935,362	$34,504,362	$8,795,046	$14,202,454	$679,240

Total
Commercial	$2,013,510	$2,313,510	$452,773	$1,846,972	$216
Real estate - Construction, land
development & other loans	25,819,559	28,179,427	4,234,070	21,793,746	640,063
Real estate - Commercial	26,808,651	26,952,651	2,481,740	7,856,109	553,146
Real estate - 1-4 Residential	12,507,172	13,505,172	1,360,285	12,661,807	38,660
Consumer	410,407	410,407	266,178	292,430	204

	$67,559,299	$71,361,167	$8,795,046	$44,451,065	$1,232,289

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2010

With no related allowance recorded:
Commercial	$3,223,061	$3,223,061	$-	$3,547,829	$-
Real estate - Construction, land
development & other loans	9,438,288	12,579,130	-	12,810,232	955,540
Real estate - 1-4 Residential	5,669,182	6,181,182	-	6,647,941	209,214
Consumer	278,890	278,890	-	288,539	-

	$18,609,421	$22,262,263	$-	$23,294,541	$1,164,754

With an allowance recorded:
Commercial	$178,320	$356,640	$178,320	$207,553	$6,195
Real estate - Construction, land					-
development & other loans	1,476,524	1,586,524	110,000	3,371,943	11,750
Real estate - 1-4 Residential	69,622	86,122	16,500	276,996	-
Consumer	-	-	-	-	-

	$1,724,466	$2,029,286	$304,820	$3,856,492	$17,945

Total
Commercial	$3,401,381	$3,579,701	$178,320	$3,755,382	$6,195
Real estate - Construction, land
development & other loans	10,914,812	14,165,654	110,000	16,182,175	967,290
Real estate - 1-4 Residential	5,738,804	6,267,304	16,500	6,924,937	209,214
Consumer	278,890	278,890	-	288,539	-

	$20,333,887	$24,291,549	$304,820	$27,151,033	$1,182,699

As of December 31, 2011, 2010 and 2009, the Company had impaired loans of $48,097,000, $20,034,000 and $25,913,000, respectively, which were on nonaccrual status.  These loans had valuation allowances of $5,034,000, $305,000 and $5,522,000 as of December 31, 2011, 2010 and 2009, respectively.  Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $2,377,000, $1,242,000 and $569,000 for 2011, 2010 and 2009, respectively.

Included in impaired loans are loans classified as troubled debt restructurings (TDRs).  A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrowers financial difficulties that it would not otherwise consider.  For loans classified as impaired TDRs, the Company further evaluates the loans as performing or nonperforming.  If, at the time of restructure, the loan is not considered nonaccrual, it will be classified as performing.  TDRs originally classified as nonperforming are able to be reclassified as performing if, subsequent to restructure, they experience six months of payment performance according to the restructured terms.  The following table provides certain information concerning TDRs as of December 31, 2011.

					Specific
				Past Due	Valuation
	Total	Performing	Nonaccrual	31-89 Days	Allowance

Commercial	$159,073	$7,283	$151,790	$-	$-
Real estate - Construction, land
development & other loans	16,437,372	3,908,273	12,529,099	-	2,727,872
Real estate - Commercial	16,733,214	8,561,088	8,135,154	36,972	1,813,700
Real estate - 1-4 Residential	3,543,267	608,953	2,934,314	-	530,035
Consumer	128,419	128,419	-	-	-

	$37,001,345	$13,214,016	$23,750,357	$36,972	$5,071,607

Number of loans	48	38	9	1	10

The following table provides information about TDRs identified during the current period:

	Year Ended December 31, 2011			Year Ended December 31, 2010
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

TDRs
Commercial	3	$159,073	$159,073		$-	$-
Real estate - Construction, land
development & other loans	11	6,604,400	6,604,400	5	4,679,022	4,679,022
Real estate - Commercial	14	13,779,930	13,779,930			-
Real estate - 1-4 Residential	2	1,422,772	1,422,772	6	1,511,542	1,511,542
Consumer	1	128,419	128,419		-	-

	31	$22,094,594	$22,094,594	11	$6,190,564	$6,190,564

	Number of	Recorded
Defaults on TDRs	Loans	Balance
Commercial	2	$151,790
Real estate - Construction, land
development & other loans	10	9,901,811
Real estate - Commercial	7	8,172,126
Real estate - 1-4 Residential	8	2,934,314
Consumer	1	128,419

	28	$21,288,460

Note 4.                      Allowance for loan losses

Activity in the allowance for loan losses was as follows for the periods indicated:

		Real Estate
		Construction
		Land Development	Real Estate	Real Estate
	Commercial	and other loans	Commercial	1-4 Residentail	Consumer	Total

December 31, 2009
Beginning balance	1,366,751	1,192,405	4,682,956	3,196,225	83,595	10,521,932
Provision for loan losses	129,412	6,813,442	(2,824,452)	189,314	534,284	4,842,000
Charge-offs	(182,876)	(5,067,183)	(1,880,397)	(1,044,692)	(191,099)	(8,366,246)
Recoveries	2,295	187,296	120,815	1,736	1,884	314,026
Ending balance	1,315,582	3,125,960	98,922	2,342,583	428,665	7,311,712

Loans Individually Evaluated for Impairment	13,072,826	18,395,168	154,935,277	36,466,596	3,948,720	226,818,587
Loans collectively Evaluated for Impairment	23,391,292	84,990,146	106,581,880	8,753,682	7,465,242	231,182,242

Total Loans December 31, 2010	$36,464,118	$103,385,314	$261,517,157	$45,220,278	$11,413,962	$458,000,829

December 31, 2010
Beginning balance	1,315,582	3,125,960	98,922	2,342,583	428,665	7,311,713
Provision for loan losses	2,496,729	8,716,507	3,928,991	3,481,720	140,349	18,764,296
Charge-offs	(2,159,668)	(4,358,762)	(575,914)	(2,724,193)	(249,527)	(10,068,063)
Recoveries	3,070	19,200	-	39,172	2,038	63,480
Ending balance	1,655,714	7,502,906	3,452,000	3,139,282	321,525	16,071,426

Loans Individually Evaluated for Impairment	14,343,224	32,123,938	142,163,729	19,112,379	3,501,524	211,244,794
Loans collectively Evaluated for Impairment	23,391,292	48,403,064	26,631,877	116,835,708	1,363,981	216,625,922

Total Loans December 31, 2011	$37,734,516	$80,527,002	$168,795,606	$135,948,087	$4,865,505	$427,870,716

Note 5.                      Premises and equipment

The following is a summary of premises and equipment as of December 31, 2011 and 2010:

	2011	2010

Land	$6,190,561	$6,190,561
Buildings and improvements	20,371,382	20,256,676
Furniture, fixtures and equipment	7,431,892	6,779,581
Total premises and equipment	33,993,835	33,226,818
Less: Accumulated depreciation and amortization	(7,167,311)	(5,789,366)

Premises and equipment, net	$26,826,524	$27,437,452

Depreciation and amortization of premises and equipment for 2011, 2010 and 2009 amounted to $1,418,000, $1,309,000 and $1,250,000 respectively.

Note 6.                      Investment in bank owned life insurance

The Bank is owner and designated beneficiary on life insurance policies in the face amount of $13,175,000 covering certain of its directors and executive officers.  The earnings from these policies are used to offset expenses related to retirement plans.  The cash surrender value of these policies at December 31, 2011 and 2010 was $6,065,000 and $5,872,000, respectively.

Note 7.                      Deposits

Deposits as of December 31, 2011 and 2010 were as follows:

	2011	2010

Demand accounts	$66,534,956	$41,036,262
Interest checking accounts	40,237,146	33,291,777
Money market accounts	75,487,907	90,156,362
Savings accounts	15,166,012	10,538,023
Time deposits of $100,000 and over	129,436,270	140,846,619
Other time deposits	158,658,761	183,143,150

Total	$485,521,052	$499,012,193

The following are the scheduled maturities of time deposits as of December 31, 2011:

		Greater than
	Less Than	or Equal to
Year Ending December 31,	$100,000	$100,000	Total

2012	$25,812,507	$16,291,156	$42,103,663
2013	56,507,603	44,589,883	101,097,485
2014	26,287,013	22,557,866	48,844,878
2015	7,319,415	9,140,388	16,459,803
2016	42,732,223	36,856,978	79,589,202

	$158,658,761	$129,436,270	$288,095,031

Deposits held at the Company by related parties, which include officers, directors, greater than 5% shareholders and companies in which directors of the Board have a significant ownership interest, approximated $18,508,000 and $3,915,000 at December 31, 2010 and 2011, respectively.

Note 8.                      Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

Other borrowings at December 31, 2011 and 2010 amounted to approximately $52,293,000 and $41,679,000, respectively.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB.  The Company held $2,647,000 in FHLB stock at December 31, 2011 and $2,649,000 at December 31, 2010 which is held at cost and included in other assets.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  The FHLB borrowings are secured by the pledge of U.S. Government agency securities, FHLB stock and qualified single family first mortgage loans.  The Company had FHLB advances of approximately $38 million at December 31, 2011 maturing through 2016.  At December 31, 2010 $29 million of advances were outstanding.

At December 31, 2011, the contractual maturities of the advances are as follows (in thousands):

Due in 2012	$9,750
Due in 2013	10,000
Due in 2014	8,000
Due in 2015	8,000
Due in 2016	2,000

$37,750

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

The Company also has securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold.  The carrying value of these repurchase agreements was $5,778,661 and $4,165,430 at December 31, 2011 and 2010, respectively.

Information related to borrowings is as follows:

	Year Ended December 31,
	2011	2010

Maximum outstanding during the year
FHLB advances	$37,750,000	$28,750,000
Federal funds purchased	-	-
Community Bankers' Bank	-	9,943,873
Balance outstanding at end of year
FHLB advances	37,750,000	28,750,000
Virginia Community Bank	-	-
Community Bankers' Bank	-	-
Average amount outstanding during the year
FHLB advances	36,823,973	28,424,658
Federal funds purchased	-	-
Community Bankers' Bank	-	7,368,630
Average interest rate during the year
FHLB advances	2.20%	3.04%
Community Bankers' Bank	-	6.60%
Average interest rate at end of year
FHLB advances	2.10%	2.45%
Federal funds purchased	-	-
Community Bankers' Bank	-	6.74%
Virginia Community Bank	-	-

Note 9.                      Income taxes

The following summarizes the tax effects of temporary differences which comprise net deferred tax assets and liabilities at December 31, 2011, 2010 and 2009:

	2011	2010	2009
Deferred tax assets
Net operating loss carryforward	$1,541,937	$1,558,313	$966,363
Allowance for loan losses	5,464,284	2,485,982	3,577,456
Unrealized loss on available-for-sale securities	-	134,963	-
Interest on nonaccrual loans	808,249	-	-
Expenses and writedowns related to foreclosed
property	758,073	-	-
Merger stock options replacement	134,200	134,200	134,200
Stock compensation	98,733	82,089	56,473
Employee benefits	283,398	172,322	-
Pension expense	53,031	57,447	61,864
Goodwill	101,528	117,148	132,768

Total deferred tax assets	9,243,433	4,742,464	4,929,124

Deferred tax liabilities
Depreciation	830,146	597,977	384,183
Unrealized gain on available-for-sale securities	49,175	-	32,899
Loss on disposal of foreclosed real estate	276,629	-	-
Loss on disposal of fixed assets	12,541	106,741	-
Amortization of intangibles	235,889	311,055	250,946
Goodwill	-	-	-
Other, net	(18,719)	8,196	24,780

Total deferred tax liabilities	1,385,662	1,023,969	692,808

Less valuation allowance	3,928,886	-	-

Net deferred tax asset	$3,928,885	$3,718,495	$4,236,316

The net deferred tax asset is included in other assets on the balance sheet.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  The deferred tax assets are analyzed quarterly for changes affecting realization.  Management determined that as of December 31, 2011, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance on its net deferred tax asset.  The net operating losses available to offset future taxable income amounted to $4,519,000 at December 31, 2011 and expire through 2030, $1,200,000 is subject to a limitation by IRS section 382 to $908,000 per year.

In conducting its valuation allowance analysis, the Company developed an estimate of future earnings to determine both the need for a valuation allowance and the size of the allowance. In conducting this analysis, management has assumed economic conditions will continue to be very challenging in 2012, followed by gradual improvement in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, its estimates include elevated credit losses in 2012, but at lower levels than those experienced in 2009 through 2011, followed by improvement in ensuing years as the Company’s loan portfolio continues to turn over. It also assumes: (1) a compressed net interest margin in 2012, with gradual improvement in future years, as the Company is able to convert some of its cash position to higher yielding instruments; and (2) reductions in operating expenses as credit costs abate and its other cost reduction strategies continue.

The income tax expense (benefit) charged to operations for the years ended December 31, 2011, 2010 and 2009 consists of the following:

	2011	2010	2009

Current tax expense (benefit)	$64,000	$-	$(906,598)
Deferred tax expense (benefit)	(4,419,758)	711,627	(2,972,788)
Valuation allowance	3,928,886	-	-

Provision (benefit) for income taxes	$(426,872)	$711,627	$(3,879,386)

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009

Net income (loss) before income taxes	$(12,246,995)	$2,141,936	$(16,484,482)

Computed "expected" tax expense (benefit)	$(4,163,978)	$728,257	$(5,604,727)
Valuation allowance	3,928,886	-	-
Goodwill impairment	-	-	1,763,482
Cash surrender value of life insurance	(65,804)	(68,866)	(55,684)
Nondeductible expenses	15,899	14,862	15,495
Stock compensation ISO expense	6,982	7,372	48,069
Other	(148,857)	30,001	(46,021)

Provision (benefit) for income taxes	$(426,872)	$711,627	$(3,879,386)

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded franchise tax expense of $328,000, $358,000 and $355,000 for 2011, 2010 and 2009, respectively, which is included in other operating expenses.

Note 10.                      Earnings (loss) per share

The following table presents the basic and diluted earnings per share computations:

	Year Ended December 31,
	2011	2010	2009
Numerator
Net income (loss) - basic and diluted	$(11,820,122)	$1,430,309	$(12,605,096)
Preferred stock dividend and accretion	882,882	881,402	590,151
Net income (loss) available to common
shareholders	$(12,703,004)	$548,907	$(13,195,247)

Denominator
Weighted average shares outstanding - basic	4,243,025	4,237,735	4,230,462
Dilutive effect of common stock options and
restricted stock awards	-	-	-

Weighted average shares outstanding - diluted	4,243,025	4,237,735	4,230,462

Earnings (loss) per share - basic and diluted
Earnings (loss) per share - basic	$(2.99)	$0.13	$(3.12)
Effect of dilutive common stock options	-	-	-

Earnings (loss) per share - diluted	$(2.99)	$0.13	$(3.12)

Outstanding options and warrants to purchase common stock and restricted stock awards (see Notes 14 and 15) were considered in the computation of diluted earnings per share for the years presented.  Stock options for 264,980, 310,205 and 336,005 shares of common stock were not included in computing diluted earnings per share in 2011, 2010 and 2009, respectively, because their effects were anti-dilutive. Warrants for 499,030 of common stock were not included in computing earnings per share in 2011, 2010 and 2009, because their effects were also anti-dilutive.  Restricted stock awards for 10,302, 4,458 and 5,844 were not included in computing diluted earnings per share in 2011, 2010 and 2009, respectively, because their effects were anti-dilutive.

Note 11.                      Lease commitments

Certain premises and equipment are leased under various operating leases.  Total rent expense charged to operations was $369,000, $480,000 and $435,000 in 2011, 2010 and 2009, respectively.  At December 31, 2011, the minimum total rental commitment under such non-cancelable operating leases was as follows:

2012	$280,000
2013	274,000
2014	283,000
2015	290,000
2016	212,000
Thereafter	443,000

Note 12.                      Commitments and contingencies

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

At December 31, 2011, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk:

	Contract	Contract
	Amount	Amount
	2011	2010

Undisbursed credit lines	$40,661,000	$43,683,000
Commitments to extend or originate credit	18,214,000	12,014,000
Standby letter of credit	3,719,000	3,543,000

Total commitments to extend credit	$62,594,000	$59,240,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  Historically, many commitments expire without being drawn upon; therefore, the total commitment amounts shown in the above table are not necessarily indicative of future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, as deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the customer.  Collateral held varies but may include personal or income-producing commercial real estate, accounts receivable, inventory and equipment.

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

Consent Order – In February 2012, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (“Consent Agreement”) with the Federal Deposit Insurance Corporation and the Virginia Bureau of Financial Institutions (the “Supervisory Authorities”), and the Supervisory Authorities have issued the related Consent Order (the “Order”) effective February 3, 2012.  The description of the Consent Agreement and the Order is set forth below:

Management. The Order requires that the Bank have and retain qualified management, including at a minimum a chief executive officer, senior lending officer and chief operating officer, with qualifications and experience commensurate with their assigned duties and responsibilities within 90 days from the effective date of the order.  Within 30 days of the effective date of the Order, the Bank must retain a bank consultant to develop a written analysis and assessment of the Bank’s management and staffing needs for the purpose of providing qualified management for the Bank.  Within 30 days from receipt of the consultant’s management report, the Bank must formulate a written management plan that incorporates the findings of the management report, a plan of action in response to each recommendation contained in the management report, and a timeframe for completing each action.

Capital Requirements. Within 90 days from the effective date of the Order and during the life of the Order, the Bank must have Tier 1 capital equal to or greater than 8 percent of its total assets, and total risk-based capital equal to or greater than 11 percent of the Bank’s total risk-weighted assets.  Within 90 days from the effective date of the Order, the Bank must submit a written capital plan to the Supervisory Authorities.  The capital plan must include a contingency plan in the event that the Bank fails to maintain the minimum capital ratios required in the Order, submit a capital plan that is acceptable to the Supervisory Authorities, or implement or adhere to the capital plan.

Charge-offs. The Order requires the Bank to eliminate from its books, by charge-off or collection, all assets or portions of assets classified “Loss” and 50 percent of those classified “Doubtful”.  If an asset is classified “Doubtful”, the Bank may, in the alternative, charge off the amount that is considered uncollectible in accordance with the Bank’s written analysis of loan or lease impairment.  The Order also prevents the Bank from extending, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, on whole or in part, “loss” or “doubtful” and is uncollected.  The Bank may not extend, directly or indirectly, any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been classified “substandard.”  These limitations do not apply if the Bank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank.

Asset Growth. While the Order is in effect, the Bank must notify the Supervisory Authorities at least 60 days prior to undertaking asset growth that exceeds 10% or more per year or initiating material changes in asset or liability composition.  The Bank’s asset growth cannot result in noncompliance with the capital maintenance provisions of the Order unless the Bank receives prior written approval from the Supervisory Authorities.

Restriction on Dividends and Other Payments. While the Order is in effect, the Bank cannot declare or pay dividends, pay bonuses, or pay any form of payment outside the ordinary course of business resulting in a reduction of capital without the prior written approval of the Supervisory Authorities.  In addition, the Bank cannot make any distributions of interest, principal, or other sums on subordinated debentures without prior written approval of the Supervisory Authorities.

Brokered Deposits. The Order provides that the Bank may not accept, renew, or roll over any brokered deposits unless it is in compliance with the requirements of the FDIC regulations governing brokered deposits.  These regulations prohibit undercapitalized institutions from accepting, renewing, or rolling over any brokered deposits and also prohibit undercapitalized institutions from soliciting deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s market area. An “adequately capitalized” institution may not accept, renew, or roll over brokered deposits unless it has applied for and been granted a waiver by the FDIC.

Written Plans and Other Material Terms. Under the terms of the Order, the Bank is required to prepare and submit the following written plans or reports to the FDIC and the Commissioner:
•Plan to improve liquidity, contingency funding, interest rate risk, and asset liability management
•Plan to reduce assets of $250,000 or greater classified “doubtful” and “substandard”
•Revised lending and collection policy to provide effective guidance and control over the Bank’s lending and credit administration functions

•Effective internal loan review and grading system

•Policy for managing the Bank’s other real estate

•Business/strategic plan covering the overall operation of the Bank

•Plan and comprehensive budget for all categories of income and expense for the year 2011

•Policy and procedures for managing interest rate risk

•Assessment of the Bank’s information technology function

Under the Order, the Bank’s board of directors has agreed to increase its participation in the affairs of the Bank, including assuming full responsibility for the approval of policies and objectives for the supervision of all of the Bank’s activities. The Bank must also establish a board committee to monitor and coordinate compliance with the Order.

The Order will remain in effect until modified or terminated by the Supervisory Authorities.

While subject to the Consent Order, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with the terms.  In addition, certain provisions of the Consent Order described above could adversely impact the Company’s businesses and results of operations.

Memorandum of Understanding - In addition, the Company also entered into a Memorandum of Understanding with the Federal Reserve Bank of Richmond (the “Reserve Bank”).  Pursuant to this Memorandum of Understanding, the Company must submit to the Reserve Bank acceptable policies and procedures to ensure that the Company does not violate Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve, which governs transactions between the Company and the Bank.  In addition, the Company will not, without prior written approval of the Reserve Bank:

•	declare or pay any dividends on its common stock or preferred stock;
•	take dividends or any other form of payment representing a reduction in capital from the Bank;
•	make any payments on trust preferred securities;
•	incur, increase, repay, refinance or guarantee any debt; or
•	purchase or redeem any shares of its stock.

Note 13.                      Comprehensive income

The components of the change in other comprehensive income and related tax effects related to investment securities available for sale are as follows for the years indicated:

	2011	2010	2009

Unrealized holding gains on investment securities available for sale	$1,759,137	$274,840	$148,827
Reclassification adjustment for gains realized in income	(1,217,554)	(768,551)	(329,183)
Change in net unrealized gains before tax effect	541,583	(493,711)	(180,356)
Tax effect	(184,138)	167,862	61,321
Change in net unrealized gain on investment securities available
for sale, net of reclassification and tax effect	$357,445	$(325,849)	$(119,035)

Note 14.                      Stockholders’ equity and regulatory matters

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

As required by the Federal Reserve Bank of Richmond, the Company notified the U.S. Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  The total arrearage on such preferred stock as of December 31, 2011 is $650,197.

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

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank met the criteria to be categorized as a “well capitalized” institution as of December 31, 2011, 2010 and 2009. However, due to the Consent Order the Bank is currently considered adequately capitalized.  In addition, the Consent Order requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 11%.  At December 31, 2011, the Banks leverage ratio was 6.46% and the total capital to risk-weighted assets ratio was 10.26%.  Under the Consent Order, the Bank must provide a capital plan to the FDIC and BFI that demonstrates how the Bank will come into compliance with the required minimum capital ratios set forth in the Consent Order.

The capital amounts and ratios at December 31, 2011 and 2010 for the Company and the Bank are presented in the table below:

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2011
Total capital (to risk-
weighted assets)
Consolidated	$48,033,000	10.92%	$35,190,000	8.00%	$43,987,000	10.00%
Village Bank	44,530,000	10.26%	34,711,000	8.00%	43,389,000	10.00%

Tier 1 capital (to risk-
weighted assets)
Consolidated	42,404,000	9.64%	17,595,000	4.00%	26,392,000	6.00%
Village Bank	38,975,000	8.98%	17,356,000	4.00%	26,033,000	6.00%

Leverage ratio (Tier 1
capital to average
assets)
Consolidated	42,404,000	7.33%	23,029,000	4.00%	28,786,000	5.00%
Village Bank	38,975,000	6.46%	24,150,000	4.00%	30,188,000	5.00%

December 31, 2010
Total capital (to risk-
weighted assets)
Consolidated	$63,358,000	13.46%	$37,653,000	8.00%	$47,066,000	10.00%
Village Bank	56,602,000	12.11%	37,403,000	8.00%	46,753,000	10.00%

Tier 1 capital (to risk-
weighted assets)
Consolidated	57,458,000	12.21%	18,826,000	4.00%	28,240,000	6.00%
Village Bank	50,740,000	10.85%	18,701,000	4.00%	28,052,000	6.00%

Leverage ratio (Tier 1
capital to average
assets)
Consolidated	57,458,000	9.63%	23,871,000	4.00%	29,838,000	5.00%
Village Bank	50,740,000	8.76%	23,178,000	4.00%	28,972,000	5.00%

The Company is currently subject to a Memorandum of Understanding with the Reserve Bank pursuant to which the Company must obtain the prior written approval of the Reserve Bank to declare or pay any dividends on its common stock or preferred stock, take dividends or any other form of payment representing a reduction in capital from the Bank or make any payments on its trust preferred securities.

The Bank’s Consent Order with the FDIC and the BFI requires the Bank to obtain prior written regulatory approval to declare or pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction of capital.

Note 15.                      Stock incentive plan

In accordance with accounting standards the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost is recognized over the period during which an employee is required to provide service in exchange for the award rather than disclosed in the financial statements.  During the year ended December 31, 2009 Company granted 3,000 stock options, and the total expense of these grants to be recognized over the three year vesting period was $8,151.

The following table summarizes options outstanding under the stock incentive plan at the indicated dates:

	Year Ended December 31,
	2011				2010
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	310,205	$9.48	$4.73		336,005	$9.58	$4.75
Granted	-	-	-		-	-	-
Forfeited	(45,225)	8.50	4.88		(25,800)	10.77	5.02
Exercised	-	-	-		-	-	-
Options outstanding,
end of period	264,980	$9.64	$4.70	$-	310,205	$9.48	$4.73	$-
Options exercisable,
end of period	261,980				291,350

	Year Ended December 31,
	2009
		Weighted
		Average
		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value

Options outstanding,
beginning of period	333,955	$9.63	$4.77
Granted	3,000	4.45	2.86
Forfeited	(950)	10.78	5.90
Exercised	-	-	-
Options outstanding,
end of period	336,005	$9.58	$4.75	$ -
Options exercisable,
end of period	300,900

The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the years indicated:

Year Ended
December 31, 2009

Risk-free interest rate	3.46%
Dividend yield	0%
Expected weighted average term	7 years
Volatility	50%

The following table summarizes information about stock options outstanding at December 31, 2011:

	Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$7.68 - $9.24	89,805	3.7	$6.46	89,805	$6.61
$11.20 - $13.96	175,175	4.7	11.50	172,175	11.50

	264,980	4.4	9.79	261,980	9.82

During the first quarter of 2009, we granted to certain officers 26,592 restricted shares of common stock with a weighted average fair market value of $4.60 at the date of grant.  These restricted stock awards have three-year graded vesting.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The total number of shares underlying non-vested restricted stock and performance share awards was 896 and 11,198 at December 31, 2011 and 2010, respectively.

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of December 31, 2011 and 2010 was $6,344 and $124,788, respectively.  The time based unamortized compensation of $6,344 is expected to be recognized over a weighted average period of .32 years.  There were no forfeitures of restricted stock awards in 2011 and 2010.

Stock-based compensation expense was $118,445, $95,962 and $157,699 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 16.                      Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate was 2.71% and 2.41% at December 31, 2011 and 2010, respectively.  The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  No amounts have been redeemed at December 31, 2011 and there are no plans to do so.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends.  In consideration of our agreements with our regulators, which require regulatory approval to make interest payments on these securities, the Company has deferred interest payments on the junior subordinated debt securities of $317,129 at December 31, 2011.  Although we elected to defer payment of the interest due, the amount has been accrued and is included in interest expense.

Note 17.                      Retirement plans

401K Plan:  The Bank provides a qualified 401K plan to all eligible employees which is administered through the Virginia Bankers Association Benefits Corporation.  Employees are eligible to participate in the plan after three months of employment.  Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction.  Due to the recent economic conditions the Bank ceased its matching program in 2009.  Prior to 2009 the Bank provided a matching contribution of $.50 for every $1.00 the participant contributes up to the first 4% of their salary.  Participants are fully vested in their own contributions and vest equally over three years of service in the Bank’s matching contributions.

Supplemental Executive Retirement Plan:  The Bank established the Village Bank Supplemental Executive Retirement Plan (the “SERP”) on January 1, 2005 to provide supplemental retirement income to certain executive officers as designated by the Personnel Committee and approved by the Board of Directors.  The SERP is an unfunded employee pension plan under the provisions of ERISA.  An eligible employee, once designated by the Committee and approved by the Board of Directors in writing to participate in the SERP, becomes a participant in the SERP 60 days following such approval (unless an earlier participation date is approved).  There are currently five executive officers who participate in the SERP.  The retirement benefit to be received by a participant is determined by the Committee and approved by the Board of Directors and is payable in equal monthly installments over a 15 year period, commencing on the first day of the month following a participant’s retirement or termination of employment, provided the participant has been employed by the Bank for a minimum of 10 years (6 years in the case of one participant).  The Personnel Committee, in its sole discretion, may choose to treat a participant who has experienced a termination of employment on or after attaining age 65 but prior to completing his service requirement as having completed his service requirement.  At December 31, 2011 and 2010, the Bank’s liability under the SERP was $1,078,342 and $924,767, respectively, and expense for the years ended December 31, 2011, 2010 and 2009 was to $166,571, $160,124 and $266,829, respectively.  The increase in cash surrender value of the BOLI related to the participants was $193,540, $440,763 and $331,980 for the years ended December 31, 2011, 2010 and 2009, respectively.

Directors’ Deferral Plan:  The Bank established the Village Bank Outside Directors Deferral Plan (the “Directors Deferral Plan”) on January 1, 2005 under which non-employee Directors of Village Bank have the opportunity to defer receipt of all or a portion of certain compensation until retirement or departure from the Board of Directors.  Deferral of compensation under the Directors Deferral Plan is voluntary by non-employee Directors and to participate in the plan a director must file a deferral election as provided in the plan.  A Director shall become an active participant with respect to a plan year (as defined in the plan) only if he is expected to have compensation during the plan year and he timely files a deferral election.  A separate account is established for each participant in the plan and each account shall, in addition to compensation deferred at the election of the participant, be credited with interest on the balance of the account, the rate of such interest to be established by the Board of Directors in its sole discretion at the beginning of each plan year.  At December 31, 2011 and 2010, the Bank’s liability under the Directors Deferral Plan was $612,475 and $459,386, respectively, and expense for the years ended December 31, 2011, 2010 and 2009 was $153,090, $91,973 and $103,941, respectively.

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

Real estate owned: Real estate owned assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, real estate owned assets are carried at fair value less costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below:

	Fair Value Measurement
	at December 31, 2011 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$2,001	$-	$2,001	$-
MBS	20,803	2,849	17,954	-
Small Business Administration	7,359	7,359	-	-
Residential loans held for sale	16,168	-	16,168	-
			-
Financial Assets - Non-Recurring
Impaired loans	64,655	-	51,868	12,787
Real estate owned	9,177	-	874	8,303

	Fair Value Measurement
	at December 31, 2010 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Treasuries	$28,017	$28,017	$-	$-
US Government Agencies	2,889	-	2,889	-
MBS	15,553	-	15,553	-
Municipals	5,723	-	5,723	-
Small Business Administration	1,415	-	1,415	-
Residential loans held for sale	19,872	-	19,872	-

Financial Assets - Non-Recurring
Impaired loans	20,324	-	12,380	7,944
Real estate owned	12,028	-	-	12,028

The following table presents the changes in the Level 3 fair value category for the years ended December 31, 2011 and 2010.

	Impaired	Real Estate
	Loans	Owned	Total Assets
	(In thousands)

Balance at December 31, 2009	$10,129	$11,279	$21,408
Total realized and unrealized gains (losses)
Included in earnings	-	(88)	(88)
Included in other comprehensive income	-	-	-
Net transfers in and/or out of Level 3	(2,185)	837	(1,348)

Balance at December 31, 2010	7,944	12,028	19,972
Total realized and unrealized gains (losses)
Included in earnings	-	267	267
Included in other comprehensive income	-	-	-
Net transfers in and/or out of Level 3	56,711	(3,118)	53,593

Balance at December 31, 2011	$64,655	$9,177	$73,832

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

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

	December 31,		December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash and cash equivalents	$62,786,016	$62,786,016	$12,012,311	$12,012,311
Investment securities available for sale	30,163,292	30,163,292	53,597,174	53,597,174
Loans held for sale	16,168,405	16,168,405	19,871,787	19,871,787
Loans	417,841,744	418,005,079	446,555,089	451,155,101
Accrued interest receivable	2,046,524	2,046,524	2,347,211	2,347,211

Financial liabilities
Deposits	485,521,052	487,915,609	499,012,193	501,222,836
FHLB borrowings	37,750,000	37,963,672	28,750,000	28,883,669
Trust preferred securities	8,764,000	8,764,000	8,764,000	8,764,000
Other borrowings	5,778,661	5,778,661	4,165,430	4,165,430
Accrued interest payable	592,283	592,283	404,801	404,801

Note 19.                      Parent corporation only financial statements

Village Bank and Trust Financial Corp.
(Parent Corporation Only)
Balance Sheet

	December 31,	December 31,
	2011	2010
Assets
Cash and due from banks	$2,181,281	$3,725,925
Investment in subsidiaries	40,304,299	50,365,911
Investment in special purpose subsidiary	264,000	264,000
Premises and equipment, net	1,783,432	41,271
Prepaid expenses and other assets	5,071,426	4,367,503

	$49,604,438	$58,764,610

Liabilities and Stockholders' Equity
Liabilities
Balance due to nonbank subsidiaries	$8,764,000	$8,764,000
Payable to subsidiary	-	3,093,720
Other liabilities	4,592,796	345,223
Total liabilities	13,356,796	12,202,943

Stockholders' equity
Preferred stock	58,952	58,952
Common stock	16,973,512	16,953,664
Additional paid-in capital	40,732,178	40,633,581
Retained earnings (deficit)	(21,895,557)	(9,192,552)
Warrant surplus	732,479	732,479
Discount on preferred stock	(346,473)	(492,456)
Accumulated other comprehensive loss	(7,449)	(373,474)
Total stockholders' equity	36,247,642	48,320,194

	$49,604,438	$60,523,137

Village Bank and Trust Financial Corp.
(Parent Corporation Only)
Statements of Operations
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009

Interest income
Village Bank money market	$20,897	$2,554	$-

Interest expense
Interest on trust preferred securities	353,108	-	-

Net interest (loss), income	(332,211)	2,554	-

Noninterset income
Rental income	-	871,600	881,496
Other income	-	25,872	-
Total noninterest income	-	900,026	881,496

Expenses
Interest	-	910,009	978,634
Occupancy	-	565,463	636,053
Equipment	20,148	25,119	19,767
Advertising and marketing	-	1,078	717
Supplies	16,000	48,825	51,426
Legal	-	4,795	22,126
Audit and accounting	-	-	6,719
Other outside services	11,316	66,820	39,676
Insurance	-	12,431	15,195
Telephone	-	-	-
Other	27,024	28,958	52,680
Total expenses	74,488	1,663,498	1,822,993
Net loss before undistributed
equity in earnings (loss) of subsidiary	(406,699)	(763,472)	(941,497)

Undistributed equity in earnings (loss) of subsidiary	(10,546,079)	1,917,569	(12,782,126)

Net income (loss) before income taxes	(10,952,778)	1,154,097	(13,723,623)
Income tax expense (benefit)	867,344	(276,212)	(1,118,534)

	$(11,820,122)	$1,430,309	$(12,605,089)

Village Bank and Trust Financial Corp.
(Parent Corporation Only)
Statements of Cash Flows
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$(11,820,122)	$1,430,309	$(12,605,096)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,366	14,525	392,150
Undistributed earnings of subsidiary	10,546,079	(1,917,569)	12,782,126
(Increase) decrease in other assets	(703,922)	1,847,606	(4,951,161)
Increase (decrease) in other liabilities	601,180	(553,508)	2,947,919
Net cash provided by (used in) operations	(1,360,419)	821,363	(1,434,062)
Cash Flows from Investing Activities
Payments for investments in and advances to subsidiaries		_	(10,000,000)
Proceeds from sale of premises and equipment		12,750,000
Purchase of premises and equipment			(367,581)
Net cash provided by (used in) operations		12,750,000	(10,367,581)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock			14,738,000
Proceeds from issuance of common stock
Net increase (decrease) in other borrowings	-	(11,943,873)	(327,998)
Dividends on preferred stock	(184,225)	(736,899)	(494,632)
Net cash provided by (used in) operations	(184,225)	(12,680,772)	13,915,370
Net increase (decrease) in cash	(1,544,644)	890,591	2,113,727
Cash, beginning of year	3,725,925	2 835 344	721,617
Cash, end of year	$2,181,281	$3,725,935	$2,835,344

Note 20.                      Selected quarterly financial data (unaudited)

Condensed quarterly financial data is shown as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011
Interest income	$7,359,417	$7,140,700	$6,962,527	$6,517,854
Interest expense	2,321,567	2,202,478	1,999,984	1,821,874
Net interest income before
provision for loan losses	5,037,850	4,938,222	4,962,543	4,695,980
Provision for loan losses	1,003,000	900,000	9,507,884	7,353,411
Gain on sale of loans	1,372,678	1,636,240	1,724,730	1,789,200
Fees and other noninterest
income	682,530	769,625	925,650	1,943,128
Noninterest expenses	5,897,938	6,054,949	6,021,320	5,986,869
Income tax (benefit)	109,400	132,306	(2,671,536)	2,002,957
Net income (loss)	82,720	256,832	(5,244,745)	(6,914,929)
Earnings per share
Basic	$(0.03)	$0.01	$(1.29)	$(1.68)
Diluted	$(0.03)	$0.01	$(1.29)	$(1.68)

2010
Interest income	$7,460,596	$7,516,359	$7,660,280	$7,544,603
Interest expense	3,044,787	2,814,763	2,619,204	2,406,659
Net interest income before
provision for loan losses	4,415,809	4,701,596	5,041,076	5,137,944
Provision for loan losses	500,000	1,240,000	1,410,000	1,692,000
Gain on sale of loans	1,204,363	1,633,861	1,922,868	2,242,781
Fees and other noninterest
income	1,005,674	1,352,864	739,607	888,649
Noninterest expenses	5,386,696	5,751,684	5,787,322	6,377,454
Income tax (benefit)	251,311	236,856	172,117	51,343
Net income	487,839	459,781	334,112	148,577
Earnings per share
Basic	$0.06	$0.06	$0.03	$(0.02)
Diluted	$0.06	$0.06	$0.03	$(0.02)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, due to the material weakness in internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Our management and audit committee conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  A “material weakness” in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected in a timely basis by the company’s internal controls.  Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting was not effective based on those criteria because management identified the following material weakness:

Allowance for Loan and Lease Losses

Estimating the allowance for loan and lease losses requires credit administration staff to identify and evaluate borrowers’ ability to repay their obligations through periodic evaluation and reevaluation of cash flow and/or collateral, and, when necessary, making provision for the amount deemed being likely not to be repaid. The evaluation of the Company’s recorded allowance for loan and lease losses and the related provision was conducted by the Company as of December 31, 2011 and was determined to be fairly stated.  However, as a result of an examination by the Virginia Bureau of Financial Institutions and the Federal Deposit Insurance Corporation (the “Supervisory Authorities”) subsequent to December 31, 2011, a material adjustment to the 2011 provision for loan losses was required.

Management determined that the material adjustment to the Company’s allowance for loan and lease losses and the related provision for loan losses required by the Supervisory Authorities constitutes a material weakness in the Company’s internal control over financial reporting.

Remediation of the Identified Material Weakness in Internal Control over Financial Reporting

The Company has implemented certain changes in its internal controls as of the date of this report to address the material weakness. Management has discussed this corrective action with the Audit Committee of the Company and with its independent registered accounting firm, BDO USA, LLP.  The Company believes that its consolidated financial statements included in the Form 10-K fairly present, in all material respects, the Company’s consolidated financial condition, results of operations and cash flows as of and for the periods presented.  Specifically, subsequent to December 31, 2011, management took the following steps to remediate the material weakness set forth above:

1.	Replaced the Chief Lending Officer with an individual who has substantial experience with assessing a borrowers’ ability to repay their obligations to the Company.

2.	Hired a new senior vice president with substantial experience to direct the disposition of problem loans and foreclosed real estate.

3.
Established a Special Assets committee including management and outside members of the board of directors to meet two times a month to address the resolution of problem loans and foreclosed real estate.

4.	Reorganized the credit department to ensure appropriate separation of duties and developed expanded training for the Bank’s lenders.

5.
Changed the Bank’s credit policy to require identification of concentrations of risk, analysis of our customer’s global cash flows, reappraisal and re-evaluation of collateral, more accurate and timely credit-risk rating procedures and improved underwriting processes and standards.

6.	Engaged qualified outside consultants to assist in re-evaluating our methodology for assessing the adequacy of the allowance for loan and lease losses.

7.	Improved the processes for identifying problem loans and the determination of the amount of impairment.

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

March 30, 2012
Date

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be disclosed in this Item 10 is contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be disclosed in this Item 11 is contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed in this Item 12 is contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in this Item 13 is contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in this Item 14 is contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
The following consolidated financial statements and reports are included in Part II, Item 8, of this report on Form 10K.

Report of Independent Registered Public Accounting Firm (BDO Seidman)
Consolidated Balance Sheets – December 31, 2011 and 2010
Consolidated Statements of Income – Years Ended December 31, 2011, 2010 and 2009 Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income – Years
Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows – Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

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

10.7	Form of Senior Executive Officer Waiver, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.*

10.8	Form of Senior Executive Officer Consent Letter, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.*

10.9	Outside Directors Deferral Plan, dated January 1, 2005, incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K for the year ended December 31, 2010.*

10.10	Supplemental Executive Retirement Plan, dated January 1, 2005, incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2010.*

10.11
Stipulation and Consent to the Issuance of a Consent Order, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2012.

10.12	Consent Order, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2012.

21	Subsidiaries of Village Bank and Trust Financial Corp.

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Financial Officer.

32	Section 906 Certification.

99.1	TARP Certification by Chief Executive Officer.

99.2	TARP Certification by Chief Financial Officer.

_____________________________
* Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: March 30, 2012	By:	/s/ Thomas W. Winfree
Thomas W. Winfree
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas W. Winfree Thomas W. Winfree	President and Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012
/s/ C. Harril Whitehurst, Jr. C. Harril Whitehurst, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012
/s/ R.T. Avery, III R.T. Avery, III	Director	March 30, 2012
/s/ Donald J. Balzer, Jr. Donald J. Balzer, Jr.	Director and Vice Chairman of the Board	March 30, 2012
/s/ Craig D. Bell Craig D. Bell	Director and Chairman of the Board	March 30, 2012
/s/ William B. Chandler William B. Chandler	Director	March 30, 2012
/s/ R. Calvert Esleeck, Jr. R. Calvert Esleeck, Jr.	Director	March 30, 2012

Signature	Title	Date
/s/ George R. Whittemore George R. Whittemore	Director	March 30, 2012
/s/ Michael L Toalson Michael L. Toalson	Director	March 30, 2012
/s/ O. Woodland Hogg, Jr. O. Woodland Hogg, Jr.	Director	March 30, 2012
/s/ Michael A. Katzen Michael A. Katzen	Director	March 30, 2012
/s/ Charles E. Walton Charles E. Walton	Director	March 30, 2012
/s/ John T. Wash, Sr. John T. Wash, Sr.	Director	March 30, 2012

EXHIBIT LIST

Exhibit
Number	Description

3.1	Articles of Incorporation of Village Bank and Trust Financial Corp. restated in electronic format only as of May 18, 2005.

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

10.7	Form of Senior Executive Officer Waiver, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.*

10.8	Form of Senior Executive Officer Consent Letter, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.*

10.9	Outside Directors Deferral Plan, dated January 1, 2005, incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K for the year ended December 31, 2010.*

10.10	Supplemental Executive Retirement Plan, dated January 1, 2005, incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2010.*

10.11
Stipulation and Consent to the Issuance of a Consent Order, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2012.

10.12	Consent Order, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2012.

21	Subsidiaries of Village Bank and Trust Financial Corp.

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Financial Officer.

32	Section 906 Certification.

99.1	TARP Certification by Chief Executive Officer.

99.2	TARP Certification by Chief Financial Officer.

_____________________________
* Management contracts and compensatory plans and arrangements.