Form 10-Q
period 2012-03-31
Village Bank & Trust Financial Corp.
filed 2012-05-15
CIK 1290476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

4,251,795 shares of common stock, $4.00 par value, outstanding as of May 8, 2012

Village Bank and Trust Financial Corp.
Form 10-Q

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2012 (unaudited) and December 31, 2011	3

Consolidated Statements of Income
For the Three Months Ended
March 31, 2012 and 2011 (unaudited)	4

Consolidated Statements of Changes in Comprehensive Income
For the Three Months Ended
March 31, 2012 and 2011 (unaudited)	5

Consolidated Statements of Stockholders’ Equity
For the Three Months Ended
March 31, 2012 and 2011 (unaudited)	6

Consolidated Statements of Cash Flows
For the Three Months Ended
March 31, 2012 and 2011 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	47

Item 4. Controls and Procedures	47

Part II – Other Information

Item 1. Legal Proceedings	49

Item 1A. Risk Factors	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3. Defaults Upon Senior Securities	49

Item 4. Mine Safety Disclosures	49

Item 5. Other Information	49

Item 6. Exhibits	49

Signatures	50

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheet
March 31, 2012 (Unaudited) and December 31, 2011

	March 31,	December 31,
	2012	2011
Assets
Cash and due from banks	$41,056,595	$55,557,541
Federal funds sold	1,540,477	7,228,475
Total cash and cash equivalents	42,597,072	62,786,016
Investment securities available for sale	35,359,604	30,163,292
Loans held for sale	17,191,828	16,168,405
Loans
Outstandings	411,927,432	427,870,716
Allowance for loan losses	(14,361,953)	(16,071,424)
Deferred fees	805,495	767,775
	398,370,974	412,567,067
Premises and equipment, net	26,527,119	26,826,524
Accrued interest receivable	1,899,781	2,046,524
Bank owned life insurance	6,115,697	6,065,305
Other real estate owned	14,590,465	9,177,167
Restricted equity securities	2,986,643	2,989,286
Other assets	9,727,383	12,914,733

	$555,366,566	$581,704,319

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$66,383,144	$66,534,956
Interest bearing	399,009,915	418,986,096
Total deposits	465,393,059	485,521,052
Long-term debt - trust preferred securities	8,764,000	8,764,000
Federal Home Loan Bank advances	36,750,000	37,750,000
Other borrowings	5,207,569	5,778,661
Accrued interest payable	666,771	592,283
Other liabilities	4,275,321	7,050,681
Total liabilities	521,056,720	545,456,677

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference
1,000,000 shares authorized, 14,738 shares issued and outstanding	58,952	58,952
Common stock, $4 par value - 10,000,000 shares authorized;
4,238,416 shares issued and outstanding at March 31, 2012
4,243,378 shares issued and outstanding at December 31, 2011	17,007,180	16,973,512
Additional paid-in capital	40,700,099	40,732,178
Retained earnings	(23,516,385)	(21,895,557)
Common stock warrant	732,479	732,479
Discount on preferred stock	(309,744)	(346,473)
Accumulated other comprehensive loss	(362,735)	(7,449)
Total stockholders' equity	34,309,846	36,247,642

	$555,366,566	$581,704,319

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Three Months Ended March 31, 2012 and 2011
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest income
Loans	$5,899,208	$7,040,768
Investment securities	150,349	300,326
Federal funds sold	20,932	18,323
Total interest income	6,070,489	7,359,417

Interest expense
Deposits	1,358,238	2,038,876
Borrowed funds	290,986	282,691
Total interest expense	1,649,224	2,321,567

Net interest income	4,421,265	5,037,850
Provision for loan losses	1,735,000	1,003,000
Net interest income after provision
for loan losses	2,686,265	4,034,850

Noninterest income
Service charges and fees	507,643	372,950
Gain on sale of loans	1,750,663	1,372,678
Gain on sale of securities	164,207	63,125
Rental income	176,496	151,937
Other	89,644	94,518
Total noninterest income	2,688,653	2,055,208

Noninterest expense
Salaries and benefits	3,098,224	3,050,116
Occupancy	546,367	493,224
Equipment	205,364	220,070
Supplies	91,902	116,159
Professional and outside services	635,382	566,354
Advertising and marketing	76,063	122,839
Expenses related to foreclosed real estate	1,118,775	462,316
Other operating expenses	1,003,221	866,860
Total noninterest expense	6,775,298	5,897,938

Net income (loss) before income taxes	(1,400,380)	192,120
Income tax expense	-	109,400

Net income (loss)	(1,400,380)	82,720

Preferred stock dividends and amortization of discount	220,449	218,058

Net income (loss) available to common shareholders	$(1,620,829)	$(135,338)

Earnings (loss) per share, basic	$(0.38)	$(0.03)
Earnings (loss) per share, diluted	$(0.38)	$(0.03)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	For the three months ended March 31,
	2012			2011
		Tax			Tax
		Expense			Expense
	Amount	(Benefit)	Total	Amount	(Benefit)	Total

Net Income	(1,400,380)	-	(1,400,380)	192,120	109,400	82,720

Other comprehensive income:
Unrealized holding gains arising during the period	(377,355)	(128,301)	(249,054)	(78,192)	(26,585)	(51,607)
Reclassification adjustment for gains realized in income	(164,207)	(55,830)	(108,377)	(63,532)	(21,601)	(41,931)
Minimum pension adjustment	3,250	1,105	2,145	3,250	1,105	2,145
Total other comprehensive income	(538,312)	(183,026)	(355,286)	(138,474)	(47,081)	(91,393)

Total comprehensive income	(1,938,692)	(183,026)	(1,755,666)	53,646	62,319	(8,673)

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2012 and 2011
(Unaudited)

							Accumulated
			Additional	Retained		Discount on	Other
	Preferred	Common	Paid-in	Earnings		Preferred	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Stock	Income (loss)	Total

Balance, December 31, 2011	$58,952	$16,973,512	$40,732,178	$(21,895,557)	$732,479	$(346,473)	$(7,449)	$36,247,642
Amortization of preferred stock							-	-
discount	-			(36,729)	-	36,729		-
Preferred stock dividend	-	-		(183,719)	-	-	-	(183,719)
Issuance of common stock	-	33,668	(33,668)	-	-	-	-	-
Stock based compensation			1,589					1,589
Minimum pension adjustment
(net of income taxes of $2,917)	-	-	-	-	-	-	2,145	2,145
Net income	-	-	-	(1,400,380)	-	-	-	(1,400,380)
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	(357,431)	(357,431)

Balance, March 31, 2012	$58,952	$17,007,180	$40,700,099	$(23,516,385)	$732,479	$(309,744)	$(362,735)	$34,309,846

Balance, December 31, 2010	$58,952	$16,953,664	$40,633,581	$(9,192,552)	$732,479	$(492,456)	$(373,474)	$48,320,194
Amortization of preferred stock							-	-
discount	-	-		(36,357)	-	36,357		-
Preferred stock dividend	-	-		(181,701)	-	-	-	(181,701)
Issuance of common stock	-	19,848	(19,848)	-	-	-	-	-
Stock based compensation			29,612					29,612
Minimum pension adjustment								-
(net of income taxes of $2,917)	-	-	-	-	-	-	2,145	2,145
Net income	-	-	-	82,720	-	-	-	82,720
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	(93,538)	(93,538)

Balance, March 31, 2011	$58,952	$16,973,512	$40,643,345	$(9,327,890)	$732,479	$(456,099)	$(464,867)	$48,159,432

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$(1,400,380)	$82,720
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	344,244	350,499
Deferred income taxes	1,104	(3,710,085)
Valuation allowance	476,129	-
Provision for loan losses	1,735,000	1,003,000
Write-down of other real estate owned	670,023	362,237
Gain on securities sold	(164,207)	(63,125)
Gain on loans sold	(1,750,663)	(1,372,678)
(Gain) loss on sale of other real estate owned	4,355	(6,467)
Stock compensation expense	1,589	29,612
Proceeds from sale of mortgage loans	64,848,047	55,513,663
Origination of mortgage loans for sale	(64,120,807)	(42,898,800)
Amortization of premiums and accrection of discounts on securities, net	39,306	26,737
(Increase) decrease in interest receivable	146,743	(189,750)
Increase in bank owned life insurance	(50,392)	(46,187)
(Increase) decrease in other assets	2,899,037	4,840,536
Increase in interest payable	74,487	49,911
Decrease in other liabilities	(2,959,078)	(609,823)
Net cash provided by operating activities	794,537	13,362,000

Cash Flows from Investing Activities
Purchases of available for sale securities	(20,764,694)	(54,960,337)
Proceeds from the sale or calls of available for sale securities	14,277,005	803,100
Proceeds from maturities and principal payments of available for sale securities	874,715	25,838,844
Net decrease in loans	5,847,047	7,211,973
Proceeds from sale of other real estate owned	526,370	555,152
Purchases of premises and equipment	(44,839)	(329,962)
Net cash provided by (used in) investing activities	715,604	(20,881,230)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(20,127,993)	5,947,124
Net increase (decrease) in Federal Home Loan Bank Advances	(1,000,000)	10,000,000
Net increase (decrease) in other borrowings	(571,092)	1,076,069
Net cash provided by (used in) financing activities	(21,699,085)	17,023,193

Net increase (decrease) in cash and cash equivalents	(20,188,944)	9,503,963
Cash and cash equivalents, beginning of period	62,786,016	12,012,311

Cash and cash equivalents, end of period	$42,597,072	$21,516,274

Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$6,614,046	$7,097,681
Dividends on preferred stock accrued	$183,719	$-

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2012 and 2011
(Unaudited)

Note 1 - Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”).  The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three month period ended March 31, 2012 is not necessarily indicative of the results to be expected for the full year ending December 31, 2012.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.

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

Note 3 – Earnings (loss) per common share

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2012	2011
Numerator
Net income (loss) - basic and diluted	$(1,400,380)	$82,720
Preferred stock dividend and accretion	220,449	218,058
Net income (loss) available to common
shareholders	$(1,620,829)	$(135,338)

Denominator
Weighted average shares outstanding - basic	4,249,336	4,241,945
Dilutive effect of common stock options and
restricted stock awards	-	-

Weighted average shares outstanding - diluted	4,249,336	4,241,945

Earnings (loss) per share - basic and diluted
Earnings (loss) per share - basic	$(0.38)	$(0.03)
Effect of dilutive common stock options	-	-

Earnings (loss) per share - diluted	$(0.38)	$(0.03)

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented.  Stock options for 264,530 and 310,205 shares of common stock were not included in computing diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively, because their effects were anti-dilutive.  Warrants for 499,029 shares of common stock were not included in computing earnings per share in 2012 and 2011 because their effects were also anti-dilutive.

Note 4 – Investment securities

At March 31, 2012 and December 31, 2011, all of our securities were classified as available for sale.  The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands).

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
March 31, 2012
US Government Agencies
Five to ten years	$4,000	$4,055	$-	$(128)	$3,927	2.22%
More than ten years	7,000	7,483	-	(245)	7,238	2.96%
	11,000	11,538	-	(373)	11,165	2.70%
Mortgage-backed securities
One to five years	7	7	-	-	7	0.01%
More than ten years	20,029	20,785	31	(42)	20,774	2.09%
Total	20,036	20,792	31	(42)	20,781	2.09%

Other investments
More than ten years	3,298	3,427	-	(13)	3,414	1.44%

Total investment securities	$34,334	$35,757	$31	$(428)	$35,360	1.62%

December 31, 2011
US Government Agencies
More than ten years	$2,000	$2,000	$1	$-	$2,001	3.81%

Mortgage-backed securities
One to five years	11	11	-	-	11	0.01%
More than ten years	19,870	20,621	220	(49)	20,792	1.83%
Total	19,881	20,632	220	(49)	20,803	1.83%

Other investments
More than ten years	7,356	7,386	-	(27)	7,359	0.55%

Total investment securities	$29,237	$30,018	$221	$(76)	$30,163	1.65%

Investment securities available for sale that have an unrealized loss position at March 31, 2012 and December 31, 2011 are detailed below.

	Securities in a loss		Securities in a loss
	Position for less than		Position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair Value	Unrealized	Fair	Unrealized
	Value	Losses	(Loss)	Losses	Value	Losses
March 31, 2012	(in thousands)
Investment Securities
available for sale
US Treasuries	$13,473	$(377)	$199	$(1)	$13,672	$(378)
Municipals	1,105	(10)	-	-	1,105	(10)
Mortgage-backed securities	16,286	(40)	-	-	16,286	(40)

Total	$30,864	$(427)	$199	$(1)	$31,063	$(428)

December 31, 2011
Investment Securities
available for sale
US Treasuries	$7,358	$(27)	$-	$-	$7,358	$(27)
Mortgage-backed securities	10,221	(47)	205	(2)	10,426	(49)

Total	$17,579	$(74)	$205	$(2)	$17,784	$(76)

Management does not believe that any individual unrealized loss as of March 31, 2012 and December 31, 2011 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates.  As of March 31, 2012, management does not have the intent to sell any of the securities classified as available for sale and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

Note 5 – Loans and allowance for loan losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (in thousands).

	March 31, 2012		December 31, 2011
	Amount	%	Amount	%

Commercial	$37,959	9.2%	$37,734	8.8%
Real estate - Construction, land
development & other loans	73,238	17.8%	80,527	18.8%
Real estate - Commercial	166,832	40.5%	168,796	39.5%
Real estate - 1-4 Residential	129,634	31.5%	135,948	31.8%
Consumer	4,265	1.0%	4,865	1.1%

Total loans	411,928	100.0%	427,870	100.0%
Deferred loan cost (unearned income), net	805		768
Less: Allowance for loan losses	(14,362)		(16,071)

	$398,371		$412,567

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

The following tables provide information on the risk rating of loans at the dates indicated:

	March 31, 2012
	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Commercial	$29,632,099	$5,298,691	$2,027,778	$1,000,192	$37,958,760
Real estate - Construction, land
development and other loans	51,892,156	-	20,279,724	1,066,215	73,238,095
Real estate - Commercial	80,527,146	28,425,404	57,279,335	600,000	166,831,885
Real estate - 1-4 Residential	107,270,433	10,399,116	11,964,876	-	129,634,425
Consumer	3,126,942	225,449	464,174	447,702	4,264,267

	$272,448,776	$44,348,660	$92,015,887	$3,114,109	$411,927,432

	December 31, 2011
	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Commercial	$31,322,834	$4,289,037	$2,122,645	$-	$37,734,516
Real estate - Construction, land
development and other loans	49,258,535	-	31,268,467	-	80,527,002
Real estate - Commercial	92,517,583	19,389,807	56,888,216	-	168,795,606
Real estate - 1-4 Residential	117,035,665	8,131,614	10,780,808	-	135,948,087
Consumer	3,508,768	384,387	972,350	-	4,865,505

	$293,643,385	$32,194,845	$102,032,486	$-	$427,870,716

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated:

March 31, 2012
							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Commercial	$3,048,005	$225,528	$-	$3,273,533	$34,685,227	$37,958,760	$-
Real estate - Construction, land
development and other loans	558,287	113,856	-	672,143	72,565,952	73,238,095	-
Real estate - Commercial	1,116,440	1,190,613	-	2,307,053	164,524,832	166,831,885	-
Real estate - 1-4 Residential	1,465,877	2,243,839	-	3,709,716	125,924,709	129,634,425	-
Consumer	26,411	-	-	26,411	4,237,856	4,264,267	-

	$6,215,020	$3,773,836	$-	$9,988,856	$401,938,576	$411,927,432	$-

December 31, 2011
							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Commercial	$46,392	$3,313	$57,918	$104,623	$37,326,893	$37,734,516	$54,918
Real estate - Construction, land
development and other loans	1,942,560	659,799	36,770	2,639,129	77,887,873	80,527,002	36,770
Real estate - Commercial	765,286	965,729	-	1,731,015	167,064,591	168,795,606	-
Real estate - 1-4 Residential	1,321,138	1,805,394	1,080,549	4,207,081	131,741,006	135,948,087	1,080,549
Consumer	59,697	3,176	-	62,873	4,802,632	4,865,505	-

	$4,135,073	$3,437,411	$1,172,237	$8,744,721	$419,125,995	$427,870,716	$1,172,237

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  March 31, 2012 and year-end impaired loans are set forth in the following table.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
March 31, 2012

With no related allowance recorded
Commercial	$931,358	$1,043,858	$-	$1,255,796	$8,612
Real estate - Construction, land
development & other loans	15,817,069	16,231,069	-	15,357,338	129,657
Real estate - Commercial	17,912,352	17,941,352	-	18,227,752	282,273
Real estate - 1-4 Residential	13,925,086	14,573,506	-	11,966,681	118,157
Consumer	174,003	174,003	-	361,260	648

	$48,759,868	$49,963,788	$-	$47,168,827	$539,347

With an allowance recorded
Commercial	$1,595,010	$1,595,010	$925,641	$493,239	$7,516
Real estate - Construction, land
development & other loans	10,750,499	10,779,499	3,560,602	10,735,005	37,116
Real estate - Commercial	8,060,118	8,060,118	2,055,556	5,634,960	-
Real estate - 1-4 Residential	2,851,116	2,851,116	435,060	2,566,039	10,533
Consumer	-	-	-	-	-

	$23,256,743	$23,285,743	$6,976,859	$19,429,243	$55,165

Total
Commercial	$2,526,368	$2,638,868	$925,641	$1,749,035	$16,128
Real estate - Construction, land
development & other loans	26,567,568	27,010,568	3,560,602	26,092,343	166,773
Real estate - Commercial	25,972,470	26,001,470	2,055,556	23,862,712	282,273
Real estate - 1-4 Residential	16,776,202	17,424,622	435,060	14,532,721	128,690
Consumer	174,003	174,003	-	361,260	648

	$72,016,611	$73,249,531	$6,976,859	$66,598,071	$594,512

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2011

With no related allowance recorded
Commercial	$1,194,913	$1,494,913	$-	$1,064,936	$216
Real estate - Construction, land
development & other loans	10,346,783	11,806,651	-	13,700,340	214,171
Real estate - Commercial	15,580,568	15,580,568	-	4,885,563	299,798
Real estate - 1-4 Residential	7,358,432	7,831,432	-	10,497,315	38,660
Consumer	143,241	143,241	-	100,456	204

	$34,623,937	$36,856,805	$-	$30,248,610	$553,049

With an allowance recorded
Commercial	$818,597	$818,597	$452,773	$782,036	$-
Real estate - Construction, land
development & other loans	15,472,776	16,372,776	4,234,070	8,093,406	425,892
Real estate - Commercial	11,228,083	11,372,083	2,481,740	2,970,546	253,348
Real estate - 1-4 Residential	5,148,740	5,673,740	1,360,285	2,164,492	-
Consumer	267,166	267,166	266,178	191,974	-

	$32,935,362	$34,504,362	$8,795,046	$14,202,454	$679,240

Total
Commercial	$2,013,510	$2,313,510	$452,773	$1,846,972	$216
Real estate - Construction, land
development & other loans	25,819,559	28,179,427	4,234,070	21,793,746	640,063
Real estate - Commercial	26,808,651	26,952,651	2,481,740	7,856,109	553,146
Real estate - 1-4 Residential	12,507,172	13,505,172	1,360,285	12,661,807	38,660
Consumer	410,407	410,407	266,178	292,430	204

	$67,559,299	$71,361,167	$8,795,046	$44,451,064	$1,232,289

Included in impaired loans are loans classified as troubled debt restructurings (TDRs). A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrowers financial difficulties that it would not otherwise consider. For loans classified as impaired TDRs, the Company further evaluates the loans as performing or nonperforming. If, at the time of restructure, the loan is not considered nonaccrual, it will be classified as performing. TDRs originally classified as nonperforming are able to be reclassified as performing if, subsequent to restructure, they experience six months of payment performance according to the restructured terms. The following table provides certain information concerning TDRs as of March 31, 2012.

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance

Commercial	$158,710	$6,920	$151,790	$151,790
Real estate - Construction, land
development & other loans	19,981,818	5,102,530.09	14,879,288	2,998,672
Real estate - Commercial	17,902,592	7,320,846	10,581,746	1,297,700
Real estate - 1-4 Residential	8,667,571	3,685,301	4,982,269	435,060
Consumer	128,419	-	128,419	-

	$46,839,109	$16,115,597	$30,723,512	$4,883,222

Number of loans	113	54	59	20

The following table provides information about TDRs identified during the current period:

	March 31, 2012			December 31, 2011
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

TDRs
Commercial	-	$-	$-	3	$159,073	$159,073
Real estate - Construction, land
development & other loans	18	4,511,464	4,511,464	11	6,604,400	6,604,400
Real estate - Commercial	2	1,174,926	1,174,926	14	13,779,930	13,779,930
Real estate - 1-4 Residential	46	5,313,304	5,313,304	2	1,422,772	1,422,772
Consumer	-	-	-	1	128,419	128,419

	66	$10,999,694	$10,999,694	31	$22,094,594	$22,094,594

	Number of	Recorded		Number of	Recorded
Defaults on TDRs	Loans	Balance		Loans	Balance
Commercial	2	$151,790		2	$151,790
Real estate - Construction, land
development & other loans	22	9,405,782		8	11,389,320
Real estate - Commercial	4	569,247		2	2,202,688
Real estate - 1-4 Residential	35	5,459,100		2	1,422,772
Consumer	1	128,419		1	128,419

	64	$15,714,338		15	$15,294,989

Activity in the allowance for loan losses is as follows for the periods indicated:

		Real estate
		construction,
		land
		development	Real estate	Real estate
	Commercial	and other	commercial	1-4 residential	Consumer	Total

Year ended December 31, 2011
Beginning balance	$1,315,582	$3,125,960	$98,922	$2,342,583	$428,665	$7,311,712
Charge-offs	(2,159,667)	(4,358,762)	(575,914)	(2,724,193)	(249,526)	(10,068,062)
Recoveries	3,070	19,200	-	39,172	2,037	63,479
Provision	2,496,729	8,716,507	3,928,991	3,481,720	140,349	18,764,296

Ending balance	$1,655,714	$7,502,905	$3,451,999	$3,139,282	$321,525	$16,071,425

Loans Individually Evaluated for Impairment	$14,343,224	$32,123,938	$142,163,729	$19,112,379	$3,501,524	$211,244,794
Loans Collectively Evaluated for Impairment	23,391,292	48,403,064	26,631,877	116,835,708	1,363,981	216,625,922

Total loans December 31, 2011	$37,734,516	$80,527,002	$168,795,606	$135,948,087	$4,865,505	$427,870,716

Three months ended March 31, 2012
Beginning balance	$1,655,714	$7,502,905	$3,451,999	$3,139,282	$321,525	$16,071,425
Charge-offs	(260,402)	(1,606,450)	(119,748)	(1,278,888)	(269,795)	(3,535,283)
Recoveries	27,367	450	205	61,685	1,106	90,813
Provision	759,124	1,012,023	(631,566)	525,372	70,045	1,734,997

Ending balance	$2,181,803	$6,908,928	$2,700,890	$2,447,451	$122,881	$14,361,952

Loans Individually Evaluated for Impairment	$13,678,131	$24,097,604	$142,351,312	$19,055,706	$3,468,917	$202,651,670
Loans Collectively Evaluated for Impairment	24,280,629	49,140,491	24,480,573	110,578,719	795,350	209,275,762

Total loans March 31, 2012	$37,958,760	$73,238,095	$166,831,885	$129,634,425	$4,264,267	$411,927,432

Note 6 – Deposits

Deposits as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Amount	%	Amount	%

Noninterest bearing demand	$66,383,144	14.26%	$66,534,956	13.70%
Interest checking accounts	42,949,322	9.23%	40,237,146	8.29%
Money market accounts	70,586,216	15.17%	75,487,907	15.55%
Savings accounts	17,389,827	3.74%	15,166,012	3.12%
Time deposits of $100,000 and over	121,702,746	26.15%	129,436,270	26.66%
Other time deposits	146,381,804	31.45%	158,658,761	32.68%

Total	$465,393,059	100.00%	$485,521,052	100.00%

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2012 was 2.62%.  The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  No amounts have been redeemed at March 31, 2012 and there are no plans to do so.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends.  In consideration of our agreements with our regulators, which require regulatory approval to make interest payments on these securities, the Company has deferred interest payments on the junior subordinated debt securities of $406,266 at March 31, 2012.  Although we elected to defer payment of interest due, the amount has been accrued and is included in interest expense.

Note 8 – Stock incentive plan

The Company has a stock incentive plan which authorizes the issuance of up to 455,000 shares of common stock to assist the Company in recruiting and retaining key personnel.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Three Months Ended March 31,
	2012				2011
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	264,980	$9.48	$4.73		310,205	$9.48	$4.73
Granted	-	-	-		-	-	-
Forfeited	(450)	8.50	4.86		-	-	-
Exercised	-	-	-		-	-	-
Options outstanding,
end of period	264,530	$9.65	$4.70	$ -	310,205	$9.48	$4.73	$ -
Options exercisable,
end of period	261,530				291,350

During the first quarter of 2009, the Company granted to certain officers 26,592 restricted shares of common stock with a weighted average fair market value of $4.60 at the date of grant.  These restricted stock awards have three-year graded vesting.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  There were no shares underlying non-vested restricted stock and performance share awards at March 31, 2012 and 8,959 at March 31, 2011.

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of March 31, 2012 and 2011 was $4,755 and $95,176 respectively.  The time based unamortized compensation of $4,755 is expected to be recognized over a weighted average period of 0.26 years.

Stock-based compensation expense was $1,589 and $29,612 for the three months ended March 31, 2012 and 2011 respectively.

Note 9 — Fair value

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

The Company used the following methods to determine the fair value of each type of financial instrument:

Securities:  Fair values for securities available-for-sale are obtained from an independent pricing service. The prices are not adjusted. The independent pricing service uses industry-standard models to price U.S. Government agency obligations and mortgage backed securities that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Securities of obligations of state and political subdivisions are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating.  Substantially all assumptions used by the independent pricing service are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace (Levels 1 and 2).

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates:

	Fair Value Measurement
	at March 31, 2012 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$11,165	$-	$11,165	$-
MBS	20,781	-	20,781	-
Municipals	1,105	-	1,105	-
Small Business Administration	2,309	2,309	-	-
Residential loans held for sale	17,192	-	17,192	-
			-
Financial Assets - Non-Recurring
Impaired loans	72,017	-	53,997	18,020
Real estate owned	14,590	-	10,028	4,562

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

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at March 31, 2012:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
	(In thousands)

Impaired Loans -Real Estate Secured	15,714	Appraisal (1) or Internal Valuation (2)	Appraisal Adjustments Liquidation Expenses (3)	10%-30%
Impaired Loans - Non-Real Estate Secured	2,306	Appraisal (1) or Discounted Cash Flow	Appraisal Adjustments Liquidation Expenses (3)	10%-20%
Real Estate Owned	4,562	Appraisal (1) or Internal Valuation (2)	Appraisal Adjustments Liquidation Expenses (3)	7%-30%

(1) Fair Value is generally determined through independent appraisals of the underlying collateral, which generally included various level 3 inputs which are not identifiable
(2) Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances
(3) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses

The following table presents the changes in the Level 3 fair value category for the three months ended March 31, 2012.

	Impaired	Real Estate
	Loans	Owned	Total Assets
	(In thousands)

Balance at December 31, 2011	$12,787	$8,030	$20,817
Total realized and unrealized gains (losses)
Included in earnings	-	4	4
Included in other comprehensive income	-	-	-
Net transfers in and/or out of Level 3	5,233	(3,472)	1,761

Balance at March 31, 2012	$18,020	$4,562	$22,582

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

Village Bank
Fair Value - Financial Instruments Summary
March 31, 2012

		March 31,		December 31,
		2012		2011
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value

Financial assets
Cash	Level 1	$41,056,595	$41,056,595	$55,557,541	$55,557,541
Cash equivalents	Level 2	1,540,477	1,540,477	7,228,475	7,228,475
Investment securities available for sale	Level 1	2,308,555	2,308,555	10,207,805	10,207,805
Investment securities available for sale	Level 2	33,051,049	33,051,049	19,955,487	19,955,487
Federal Home Loan Bank stock	Level 2	2,647,000	2,647,000	2,647,000	2,647,000
Loans held for sale	Level 2	17,191,828	17,191,828	16,168,405	16,168,405
Loans	Level 2	326,354,363	327,981,648	353,186,646	353,349,981
Impaired loans	Level 2	53,997,860	53,997,860	51,867,625	51,867,625
Impaired loans	Level 3	18,018,751	18,018,751	12,787,473	12,787,473
Other real estate owned	Level 2	10,027,858	10,027,858	874,246	874,246
Other real estate owned	Level 3	4,562,607	4,562,607	8,302,921	8,302,921
Bank owned life insurance	Level 3	6,115,697	6,115,697	6,065,305	6,065,305
Accrued interest receivable	Level 2	1,899,781	1,899,781	2,046,524	2,046,524

Financial liabilities
Deposits	Level 2	465,393,059	467,305,073	485,521,052	487,915,609
FHLB borrowings	Level 2	36,750,000	36,933,085	37,750,000	37,963,672
Trust preferred securities	Level 2	8,764,000	8,764,000	8,764,000	8,764,000
Other borrowings	Level 2	5,207,569	5,207,569	5,778,661	5,778,661
Accrued interest payable	Level 2	666,771	666,771	592,283	592,283

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

In consideration of our agreements with our regulators, which require regulatory approval to make dividend payment son our preferred stock, the Company notified the U.S. Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Preferred Stock.  The total arrearage on such preferred stock as of March 31, 2012 was $833,917.

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Note 11 – Commitments and contingencies

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

The Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated:

	March 31,	December 31,
	2012	2011

Undisbursed credit lines	$38,990,000	$40,661,000
Commitments to extend or originate credit	23,276,000	18,214,000
Standby letters of credit	3,021,000	3,719,000

Total commitments to extend credit	$65,287,000	$62,594,000

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

Note 12 – Recent accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The Corporation will adopt ASU 2011-04, which generally aligns the principles of fair value measurements with International Financial Reporting Standards (IFRSs), in its consolidated financial statements in the first quarter 2012. The provisions of ASU 2011-04 clarify the application of existing fair value measurement requirements, and expand the disclosure requirements for fair value measurements. The increased provisions of ASU 2011-04 did not have a material effect on the Corporation’s financial condition and results of operations.

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
•
legislative and regulatory changes, including the Dodd-Frank Act Wall Street Reform and Consumer Protection Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverages;

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

Given current economic uncertainty as well as stress on our capital ratios resulting from operating losses, the Company has adopted a balance sheet reduction plan that focuses on the reduction of nonperforming assets and higher risk-weighted assets that will help increase capital ratios in three ways.  First, the lower overall asset size affords the Company's capital reserves to support a smaller balance sheet.  Second, the reduced risk profile of the Company's ensuing loan portfolio requires less capital support during times of economic stress.  Third, a reduced infrastructure reduces general and administrative expenses, which in turn reduces the need for additional capital.

Given the asset growth restriction in the Consent Order, as well as the Company's current weakened financial position, the Company does not anticipate undertaking growth via acquisition or de novo branching during the foreseeable future.

The Company's objective is to continue decreasing assets by loan and deposit attrition.

Results of Operations

The following represents management’s discussion and analysis of the financial condition of the Company at March 31, 2012 and December 31, 2011 and the results of operations for the Company for the three months ended March 31, 2012 and 2011.  This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Income Statement Analysis

Summary

For the three months ended March 31, 2012, the Company had a net loss totaling $(1,400,000) and a net loss available to common shareholders of $(1,621,000), or $(0.38) per fully diluted share, compared to net income of $83,000 and a net loss available to common shareholders of $(135,000) or $(0.03) per fully diluted basis, for the same period in 2011.  The key factors in the decline in earnings were increases in the provision for loan losses of $732,000, from $1,003,000 for the first quarter of 2011 to $1,735,000 for the first quarter of 2012, and the expenses associated with foreclosed real estate of $657,000, from $462,000 for the first quarter of 2011 to $1,119,000 for the first quarter of 2012.  These increases in 2012 reflect the continued stress on our borrowers and declining real estate values from the recessionary economy.  Asset quality continues to be a concern as there continues to be uncertainty in the economy.  The increase in the provision for loan losses is discussed further under Asset quality and provision for loan losses.

Our cost of deposits declined from 1.81% for the first quarter of 2011 to 1.34% for the first quarter of 2012.  This decline in cost of deposits is a result of the repricing of higher cost certificates of deposit during the low interest rate environment that has existed for the last three years as well as an effort to change our deposit mix so that we are not so dependent on higher cost deposits.  Our mortgage company’s profit increased in the first quarter of 2012 compared to 2011 by $172,000 due to the mortgage company closing $64,121,000 in mortgage loans in the first quarter of 2012 compared to $42,899,000 in the first quarter of 2011.

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

Net interest income for the first quarter of $4,421,000 represents a decrease of $617,000, or 12%, compared to the first quarter of 2011, and a decrease of $275,000, or 6%, compared to the fourth quarter of 2011.

Compared to the first quarter of 2011, average interest-earning assets for the first quarter of 2012 decreased by $35,414,000, or 7%.  The decrease in interest-earning assets was due primarily to decreases in portfolio loans of $29,308,000 and investment securities of $15,612,000, offset by increases in loans held for sale of $4,305,000 and federal funds sold of $5,201,000.  In addition to the decline in interest-earning assets, the average yield on interest-earning assets decreased to 4.85% for the first quarter of 2012 compared to 5.54% for the first quarter of 2011.  These declines resulted in a decline in interest income from the first quarter of 2011 to the first quarter of 2012 of $1,289,000, or 18%.

Average interest-bearing liabilities for the first quarter of 2012 decreased by $47,407,000, or 9%, compared to the first quarter of 2011.  The decrease in interest-bearing liabilities was due primarily to declines in average deposits of $48,665,000.  The average cost of interest-bearing liabilities decreased to 1.45% for the quarter of 2012 from 1.86% for the first quarter of 2011.  The principal reason for the decrease in liability costs was the maintenance of short-term interest rates by the Federal Reserve.  The continuing low interest rates have allowed us to reduce our cost of funds as certificates of deposit and borrowings mature.  See our discussion of interest rate sensitivity below for more information.

The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial services industry to determine how profitably earning assets are funded.  Our net interest margin over the last several quarters is provided in the following table:

Quarter Ended

March 31, 2011	3.79%
June 30, 2011	3.65%
September 30, 2011	3.63%
December 31, 2011	3.38%
March 31, 2012	3.53%

The net interest margin declined during 2011, primarily as a result of increasing nonaccrual loans.  Additionally our margin was compressed as our deposits generally do not reprice as quickly as our loans.  The improvement in net interest margin for the first quarter of 2012 compared to the fourth quarter of 2011 is a result of utilizing lower interest-earning assets, primarily federal funds sold, to fund a decrease in interest-bearing liabilities of $22,284,000.  As a result higher yielding loans represented 86% of total interest-bearing assets as compared to 80% for the fourth quarter of 2011.  However, given the continued depressed economy and the potential impact on interest income from new nonaccrual loans, no assurance can be provided that increases in the net interest margin will continue to occur.

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

Average Balance Sheets
(in thousands)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans	$420,220	$5,768	5.52%	$449,528	$6,919	6.24%
Investment securities	31,307	150	1.93%	46,919	300	2.59%
Loans held for sale	13,111	131	4.02%	8,806	122	5.62%
Federal funds and other	38,657	21	0.22%	33,456	18	0.22%
Total interest earning assets	503,295	6,070	4.85%	538,709	7,359	5.54%

Allowance for loan losses and deferred fees	(11,845)			(7,308)
Cash and due from banks	15,305			8,500
Premises and equipment, net	26,710			27,455
Other assets	33,255			32,483
Total assets	$566,720			$599,839

Interest bearing deposits
Interest checking	$42,168	$40	0.38%	$33,402	$63	0.76%
Money market	73,422	76	0.42%	92,997	203	0.89%
Savings	16,186	21	0.52%	11,239	20	0.72%
Certificates	277,023	1,221	1.77%	319,826	1,753	2.22%
Total	408,799	1,358	1.34%	457,464	2,039	1.81%
Borrowings	49,805	291	2.35%	48,547	283	2.36%
Total interest bearing liabilities	458,604	1,649	1.45%	506,011	2,322	1.86%
Noninterest bearing deposits	63,206			44,234
Other liabilities	3,676			1,730
Total liabilities	525,486			551,975
Equity capital	41,234			47,864

Total liabilities and capital	$566,720			$599,839

Net interest income before provision for L/L		$4,421			$5,037

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.40%			3.68%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.53%			3.79%

Provision for loan losses

Provisions for loan losses amounted to $1,735,000 for the three months ended March 31, 2012 compared to $1,003,000 for the first quarter of 2011.  The increase in the provision for loan losses in 2012 reflects the continued stress on our borrowers from the recessionary economy as well as declining real estate values which collateralize many of our loans.  Asset quality continues to be a concern as there continues to be uncertainty in the economy.

Noninterest income

Noninterest income increased from $2,055,000 for the three months ended March 31, 2011 to $2,689,000 for the same period in 2012, an increase of $634,000, or 31%.  This increase in noninterest income is primarily a result of increases in service charges and fees of $135,000, gain on the sale of loans of $378,000, and gain on sale of securities of $101,000.  The increase in service charges and fees and gains on sale of loans are attributable primarily to increased operations of our mortgage company.  The mortgage company originated $64,121,000 in mortgage loans for the first quarter of 2012 compared to $42,899,000 for the same period in 2011.

Noninterest expense

Noninterest expense for the three months ended March 31, 2012 was $6,775,000 compared to $5,898,000 for the three months ended March 31, 2011, an increase of $877,000 or 15%.  The most significant increases in noninterest expense occurred in expenses related to foreclosed real estate of $656,000 and loan underwriting of $188,000.

Income taxes

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

The net deferred tax asset is included in other assets on the balance sheet.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  The deferred tax assets are analyzed quarterly for changes affecting realization.  Management determined that as of December 31, 2011, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance on its net deferred tax asset of approximately $3,900,000.  At March 31, 2012, management continues to believe that the objective negative evidence represented by the Company’s continued losses in the first quarter outweighed the more subjective positive evidence and, as a result, recognized an addition to the valuation allowance on its net deferred tax asset of approximately $476,000.  The net operating losses available to offset future taxable income amounted to $6,800,000 at March 31, 2012 and expire through 2030.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded a franchise tax expense of $42,000 and $85,000 for the three months ended March 31, 2012 and 2011, respectively.

Balance Sheet Analysis

Our total assets decreased to $555,367,000 at March 31, 2012 from $581,704,000 at December 31, 2011, a decrease of $26,337,000, or 4.5%.  During the first quarter of 2012 liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) decreased by $14,993,000, loans held for sale increased by $1,023,000, net portfolio loans decreased by $14,196,000, and other real estate owned increased by $5,413,000.

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

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	March 31, 2012		December 31, 2011
	Amount	%	Amount	%

Commercial	$37,959	9.2%	$37,734	8.8%
Real estate - Construction, land
development & other loans	73,238	17.8%	80,527	18.8%
Real estate - Commercial	166,832	40.5%	168,796	39.5%
Real estate - 1-4 Residential	129,634	31.5%	135,948	31.8%
Consumer	4,265	1.0%	4,865	1.1%

Total loans	411,928	100.0%	427,870	100.0%
Deferred loan cost (unearned income), net	805		768
Less: Allowance for loan losses	(14,362)		(16,071)

	$398,371		$412,567

The decline in our total loan portfolio is part of management’s strategy to decrease our level of assets to improve our regulatory capital ratios as well as reduce our overhead expenses.

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

The allowance for loan losses at March 31, 2012 was $14,362,000, compared to $16,071,000 at December 31, 2011.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at March 31, 2012 and

December 31, 2011 was 3.48% and 3.75%, respectively.  The decrease in the allowance for loan losses for the first quarter of 2012 was primarily a result of significant charge-offs recognized during the quarter for which specific provisions for loan losses had been previously provided.  We believe the amount of the allowance for loan losses at March 31, 2012 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (in thousands).

	Three Months Ended March 31,
	2012	2011

Beginning balance	$16,071	$7,312
Provision for loan losses	1,735	1,003
Charge-offs
Commercial	(260)	(327)
Real estate - Construction, land
development & other loans	(1,606)	-
Real estate - Commercial	(120)	(474)
Real estate - 1-4 Residential	(1,279)	-
Consumer	(270)	(83)
	(3,535)	(884)
Recoveries
Commercial	27	-
Real estate - Construction, land
development & other loans	1	-
Real estate - Commercial	-	2
Real estate - 1-4 Residential	62	1
Consumer	1	-
	91	3
Net charge-offs	(3,444)	(881)

Ending balance	$14,362	$7,434

Loans outstanding at end of year(1)	$412,732	$443,386
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of year	3.48%	1.68%

Average loans outstanding for the year(1)	$420,220	$449,528
Ratio of net charge-offs to average loans
outstanding for the year	0.82%	0.20%

(1) Loans are net of unearned income.

The allowance for loan losses as a percentage of net loans increased from 1.68% at March 31, 2011 to 3.48% at March 31, 2012 primarily as a result of a decline in asset quality caused by the continued recessionary economy.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands).

	March 31,	December 31,	March 31,
	2012	2011	2011

Nonaccrual loans	$54,900	$48,097	$17,568
Foreclosed properties	14,590	9,177	13,505
Total nonperforming assets	$69,490	$57,274	$31,073

Restructured loans still accruing	$15,321	$16,411	$25,932

Loans past due 90 days and still accruing
(not included in nonaccrual loans above)	$-	$1,172	$440

Nonperforming assets to loans at end of period(1)	16.8%	13.4%	7.0%

Nonperforming assets to total assets	12.5%	9.8%	5.1%

Allowance for loan losses to nonaccrual loans	26.2%	33.4%	42.3%

(1) Loans are net of deferred fees and costs.

The following table presents an analysis of the changes in nonperforming assets for the three months ended March 31, 2012 (dollars in thousands).

	Nonaccrual
	Loans	OREO	Total

Balance December 31, 2011	$48,097	$9,177	$57,274
Additions, net	18,191	-	18,191
Transfers to OREO	(7,491)	7,491	-
Charge-offs	(3,482)	(1,538)	(5,020)
Sales	-	(540)	(540)
Repayments	(415)	-	(415)

Balance March 31, 2012	$54,900	$14,590	$69,490

The significant increase in nonaccrual loans during the first quarter of 2012 was a result of defaults and restructuring of larger real estate loans related to land development and commercial real estate.  Until a nonperforming restructured loan has performed in accordance with its restructured terms for a minimum of six months, it will remain on nonaccrual status.

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

Of the total nonaccrual loans of $54,900,000 at March 31, 2012 that were considered impaired, 34 loans totaling $23,257,000 had specific allowances for loan losses totaling $6,977,000.  This compares to $48,097,000 in nonaccrual loans at December 31, 2011 of which 47 loans totaling $30,034,000 had specific allowances for loan losses of $5,034,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $1,808,000 and $1,704,000 for the three months ended March 31, 2012 and 2011, respectively.

Deposits

Deposits as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Amount	%	Amount	%

Noninterest bearing demand	$66,383,144	14.26%	$66,534,956	13.70%
Interest checking accounts	42,949,322	9.23%	40,237,146	8.29%
Money market accounts	70,586,216	15.17%	75,487,907	15.55%
Savings accounts	17,389,827	3.74%	15,166,012	3.12%
Time deposits of $100,000 and over	121,702,746	26.15%	129,436,270	26.66%
Other time deposits	146,381,804	31.45%	158,658,761	32.68%

Total	$465,393,059	100.00%	$485,521,052	100.00%

Deposits decreased by $20,128,000, or 4.1%, from $485,521,000 at December 31, 2011 to $465,393,000 at March 31, 2012, as compared to an increase of $5,947,000, or 1.2%, during the first three months of 2011. Checking and savings accounts increased by $4,784,000, money market accounts decreased by $4,902,000 and time deposits decreased by $20,010,000.  The decline in time deposits was a direct result of repricing maturing time deposits at rates below market for noncore depositors.  The cost of our interest bearing deposits declined to 1.34% for the first quarter of 2011 compared to 1.41% for the fourth quarter of 2011 and 1.81% for the first quarter of 2011.

While the mix of our deposits continues to be weighted toward time deposits, such deposits represent only 58% of total deposits at March 31, 2012 and 59% at December 31, 2011.  As our branch network has increased and is more convenient to a larger segment of our targeted customer base, we have experienced a move to a higher percentage of our deposits in checking accounts.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $36,750,000 and $37,750,000 at March 31, 2012 and December 31, 2011, respectively.  The FHLB advances are secured by the pledge of residential mortgage loans, investment securities and our FHLB stock.

Capital resources

Stockholders’ equity at March 31, 2012 was $34,310,000, compared to $36,248,000 at December 31, 2011.  On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the TARP Program).  The TARP Program is a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers.  Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 499,030 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Capital Purchase Program carries a 5% dividend for each of the first 5 years of the investment, and 9% thereafter, unless the shares are redeemed by the Company.  The $(1,938,000) decrease in equity during the first three months of 2012 was primarily due to the net loss of $(1,621,000).

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

The Company is currently prohibited by its Memorandum of Understanding with the Reserve Bank from making dividend or interest payments on the TARP program preferred stock or trust preferred capital notes without prior regulatory approval.  In addition, the Consent Order with the FDIC and BFI provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction in capital, without regulatory approval.  At March 31, 2012, the Company’s total accrued but deferred payment on TARP dividend payments was $833,917 and interest payments on trust preferred capital notes was $406,266.

The following table presents the composition of regulatory capital and the capital ratios for the Company at the dates indicated (dollars in thousands).

	March 31,	December 31,
	2012	2011

Tier 1 capital
Preferred stock	$59	$59
Common stock	17,007	16,974
Additional paid-in capital	40,700	40,732
Retained earnings (deficit)	(23,516)	(21,896)
Warrant Surplus	732	732
Discount on preferred stock	(310)	(346)
Qualifying trust preferred securities	8,764	8,764
Less intangible assets	(467)	(491)
Disallowed Deferred tax asset	(3,940)	(2,125)
Total equity	39,029	42,403
Total Tier 1 capital	39,029	42,403

Tier 2 capital
Allowance for loan losses	5,494	5,629
Total Tier 2 capital	5,494	5,629

Total risk-based capital	44,523	48,032

Risk-weighted assets	$430,692	$439,873

Average assets	$556,378	$578,330

Capital ratios
Leverage ratio (Tier 1 capital to
average assets)	7.01%	7.33%
Tier 1 capital to risk-weighted assets	9.06%	9.64%
Total capital to risk-weighted assets	10.34%	10.92%
Equity to total assets	6.18%	6.23%

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands).

	March 31,	December 31,
	2012	2011

Tier 1 capital
Common stock	6,849	6,849
Additional paid-in capital	53,901	53,899
Retained earnings (deficit)	(21,741)	(20,436)
Less intangible assets	(467)	(491)
Disallowed Deferred tax asset	(1,265)	(846)
Total equity	37,277	38,975
Total Tier 1 capital	37,277	38,975

Tier 2 capital
Allowance for loan losses	5,434	5,555
Total Tier 2 capital	5,434	5,555

Total risk-based capital	42,711	44,530

Risk-weighted assets	$425,782	$433,892

Average assets	$562,022	$603,758

Capital ratios
Leverage ratio (Tier 1 capital to
average assets)	6.63%	6.46%
Tier 1 capital to risk-weighted assets	8.75%	8.98%
Total capital to risk-weighted assets	10.03%	10.26%
Equity to total assets	7.01%	7.02%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  The Bank met the criteria to be categorized as a “well capitalized” institution as of March 31, 2012 and December 31, 2011.  However, due to the Consent Order the Bank currently is considered adequately capitalized.  In addition, the Consent Order requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 11%.  At March 31, 2012, the Bank’s leverage ratio was 6.63% and the total capital to risk weighted assets ratio was 10.03%.  As required by the Consent Order, the Bank has provided a capital plan to the FDIC and BFI that demonstrates how the Bank will come into compliance with the required minimum capital ratios set forth in the Consent Order.  When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29.  In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

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

At March 31, 2012, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $77,957,000, or 14% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $9,612,000 of these securities are pledged against borrowings.  Therefore, the related borrowings would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain two federal funds lines of credit with correspondent banks totaling $22 million for which there were no borrowings against the lines at March 31, 2012.

At March 31, 2012, we had commitments to originate $65,287,000 of loans.  Fixed commitments to incur capital expenditures were less than $25,000 at March 31, 2012.  Certificates of deposit scheduled to mature in the 12-month period ending March 31, 2013 totaled $110,616,000.  We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at March 31, 2012.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Village Bank and Trust Financial Corp.
Interest Rate Sensitivity GAP Analysis
March 31, 2012
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$28,403	$7,512	$18,943	$27,222	$93,455	$175,535
Variable rate	78,926	7,969	19,064	30,082	100,351	236,392
Investment securities	-	-	8	-	35,352	35,360
Loans held for sale	17,192	-	-	-	-	17,192
Federal funds sold	1,540	-	-	-	-	1,540

Total rate sensitive assets	126,061	15,481	38,015	57,304	229,158	466,019
Cumulative rate sensitive assets	126,061	141,542	179,557	236,861	466,019

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	42,949	-	42,949
Money market accounts	70,586	-	-	-	-	70,586
Savings (2)	-	-	-	17,390	-	17,390
Certificates of deposit	31,487	23,448	76,785	73,370	62,995	268,085
FHLB advances	7,750	1,000	1,000	18,000	9,000	36,750
Trust Preferred Securities	-	-	-		8,764	8,764
Other borrowings	5,208	-	-	-	-	5,208

Total rate sensitive liabilities	115,031	24,448	77,785	151,709	80,759	449,732
Cumulative rate sensitive liabilities	115,031	139,479	217,264	368,973	449,732

Rate sensitivity gap for period	$11,030	$(8,967)	$(39,770)	$(94,405)	$148,399	$16,287
Cumulative rate sensitivity gap	$11,030	$2,063	$(37,707)	$(132,112)	$16,287

Ratio of cumulative gap to total assets	2.0%	0.4%	(6.8)%	(23.8)%	2.9%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	109.6%	101.5%	82.6%	64.2%	103.6%
Ratio of cumulative gap to cumulative
rate sensitive assets	8.7%	1.5%	(21.0)%	(55.8)%	3.5%

(1) Includes nonaccrual loans of approximately $54,900,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At March 31, 2012, our balance sheet is asset sensitive for the next six months, meaning that our assets reprice more quickly than our liabilities during that period, and liability sensitive for the next six to thirty-six months, meaning that our liabilities will reprice more quickly than our assets during that period, with a ratio of cumulative gap to total assets ranging from a positive gap of 2.0% for the first three months to a negative gap of (23.8)% for the thirteen to thirty-six month period.  A negative gap can adversely affect earnings in periods of increasing interest rates.  Given the Federal Reserve’s recent announcement that it will maintain short-term interest rates at current levels until the end of 2014, we do not expect interest rates to increase in the foreseeable future.  However, we believe our balance sheet should be asset sensitive and, accordingly, we have adopted pricing policies to lengthen the maturities/repricing of our liabilities relative to the maturities/pricing or our assets.

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

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, troubled debt restructurings, real estate acquired in settlement of loans and income taxes.  The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income.  Management determined that as of December 31, 2011 and March 31, 2012, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance of $3,929,000 and $4,405,000 on its net deferred tax asset respectively.

New accounting standards

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The Corporation will adopt ASU 2011-04, which generally aligns the principles of fair value measurements with International Financial Reporting Standards (IFRSs), in its consolidated financial statements in the first quarter 2012. The provisions of ASU 2011-04 clarify the application of existing fair value measurement requirements, and expand the disclosure requirements for fair value measurements. The increased provisions of ASU 2011-04 did not have a material effect on the Corporation’s financial condition and results of operations.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2012.  Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012 due to insufficient time to test the policies and procedures described below which were implemented during the quarter to remediate the material weakness disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

As disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011, the Company’s internal control over financial reporting was not effective as of December 31, 2011 as a result of a material weakness related to the Company’s allowance for loan and lease losses.

During the first quarter of 2012, the Company implemented certain changes in its internal controls to address the material weakness. Specifically, during the first quarter of 2012, management took the following steps to remediate the material weakness:

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

The Company’s management believes the control enhancements described above are sufficient to remediate the material weakness identified. However, as noted above, insufficient time to test the remediation has not yet occurred and therefore management is unable to conclude they are effective at March 31, 2012. Other than the remedial measures noted above, there were no changes in internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

In consideration of our agreements with our regulators, which require regulatory approval to make dividend payment son our preferred stock, the Company notified the U.S. Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Preferred Stock.  The total arrearage on such preferred stock as of March 31, 2012 was $833,917.

ITEM 4 – Mine Safety Disclosures

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.
(Registrant)

Date:	May 15, 2012	By:	/s/ Thomas W. Winfree
Thomas W. Winfree
President and
Chief Executive Officer

Date:	May 15, 2012	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief executive Officer and Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350

101
The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.