Form 10-Q
period 2012-06-30
Village Bank & Trust Financial Corp.
filed 2012-08-15
CIK 1290476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q
 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

 TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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
4,251,795 shares of common stock, $4.00 par value, outstanding as of August 3, 2012

Village Bank and Trust Financial Corp.
Form 10-Q

TABLE OF CONTENTS

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
June 30, 2012 (unaudited) and December 31, 2011	3

Consolidated Statements of Operations For the Three and Six Months Ended
June 30, 2012 and 2011 (unaudited)	4

Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)	5

Consolidated Statements of Stockholders’ Equity For the Six Months Ended
June 30, 2012 and 2011 (unaudited)	6

Consolidated Statements of Cash Flows For the Six Months Ended
June 30, 2012 and 2011 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	56

Item 4. Controls and Procedures	56

Part II – Other Information

Item 1. Legal Proceedings	58

Item 1A. Risk Factors	58

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3. Defaults Upon Senior Securities	58

Item 4. Mine Safety Disclosures	58

Item 5. Other Information	58

Item 6. Exhibits	58

Signatures	59

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheet
June 30, 2012 (Unaudited) and December 31, 2011

	June 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$23,271,435	$55,557,541
Federal funds sold	3,834,563	7,228,475
Total cash and cash equivalents	27,105,998	62,786,016
Investment securities available for sale	36,696,282	30,163,292
Loans held for sale	19,729,508	16,168,405
Loans
Outstandings	393,035,350	427,870,716
Allowance for loan losses	(14,865,722)	(16,071,424)
Deferred fees and costs	751,748	767,775
	378,921,376	412,567,067
Premises and equipment, net	26,286,493	26,826,524
Accrued interest receivable	1,910,147	2,046,524
Bank owned life insurance	6,159,335	6,065,305
Other real estate owned	17,677,080	9,177,167
Restricted equity securities	2,767,886	2,989,286
Other assets	7,208,307	12,914,733

	$524,462,412	$581,704,319

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$64,348,408	$66,534,956
Interest bearing	386,071,500	418,986,096
Total deposits	450,419,908	485,521,052
Federal Home Loan Bank advances	29,000,000	37,750,000
Long-term debt - trust preferred securities	8,764,000	8,764,000
Other borrowings	5,062,344	5,778,661
Accrued interest payable	703,817	592,283
Other liabilities	5,458,402	7,050,681
Total liabilities	499,408,471	545,456,677

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference	58,952	58,952
1,000,000 shares authorized, 14,738 shares issued and outstanding
Common stock, $4 par value - 10,000,000 shares issued and outstanding
4,251,795 shares issued and outstanding at June 30, 2012
4,243,378 shares issued and outstanding at December 31, 2011	17,007,180	16,973,512
Additional paid-in capital	40,704,021	40,732,178
Retained earnings (deficit)	(33,438,097)	(21,895,557)
Preferred stock warrant	732,479	732,479
Discount on preferred stock	(272,921)	(346,473)
Accumulated other comprehensive income (loss)	262,327	(7,449)
Total stockholders' equity	25,053,941	36,247,642

	$524,462,412	$581,704,319

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income
Loans	$5,614,263	$6,767,421	$11,513,471	$13,808,189
Investment securities	215,196	352,798	365,545	653,124
Federal funds sold	11,621	20,481	32,553	38,804
Total interest income	5,841,080	7,140,700	11,911,569	14,500,117

Interest expense
Deposits	1,245,465	1,905,320	2,604,018	3,944,196
Borrowed funds	244,135	297,158	535,121	579,849
Total interest expense	1,489,600	2,202,478	3,139,139	4,524,045

Net interest income	4,351,480	4,938,222	8,772,430	9,976,072
Provision for loan losses	6,660,000	900,000	8,395,000	1,903,000
Net interest income (loss) after provision
for loan losses	(2,308,520)	4,038,222	377,430	8,073,072

Noninterest income
Service charges and fees	540,335	498,432	1,047,978	871,382
Gain on sale of loans	2,191,229	1,636,240	3,941,892	3,008,918
Gain (loss) on sale of securities	99,470	19	263,677	63,144
Rental income	182,199	164,620	393,197	299,069
Other	121,896	106,554	211,855	201,072
Total noninterest income	3,135,129	2,405,865	5,858,599	4,443,585

Noninterest expense
Salaries and benefits	3,305,869	3,195,283	6,404,093	6,245,399
Occupancy	579,931	518,712	1,160,800	994,448
Equipment	202,616	224,150	407,980	444,220
Supplies	105,311	109,785	197,213	225,944
Professional and outside services	733,909	523,092	1,369,291	1,089,446
Advertising and marketing	47,983	111,584	124,046	234,423
Expenses related to foreclosed real estate	677,848	361,896	1,796,623	824,212
Other operating expenses	1,027,500	1,010,448	2,030,721	1,877,307
Total noninterest expense	6,680,967	6,054,950	13,490,767	11,935,399

Net income (loss) before income taxes	(5,854,358)	389,137	(7,254,738)	581,258
Income tax expense	3,881,914	132,306	3,881,914	241,706

Net income (loss)	(9,736,272)	256,831	(11,136,652)	339,552

Preferred stock dividends and amortization of discount	185,449	220,169	405,898	438,227
Net income (loss) available to common
shareholders	$(9,921,721)	$36,662	$(11,542,550)	$(98,675)

Earnings (loss) per share, basic	$(2.33)	$0.01	$(2.72)	$(0.02)
Earnings (loss) per share, diluted	$(2.33)	$0.01	$(2.72)	$(0.02)

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	For the Three Months Ended June 30,
	2012			2011
		Tax			Tax
		Expense			Expense
	Amount	(Benefit)	Total	Amount	(Benefit)	Total

Net Income (loss)	$(5,854,358)	$3,881,914	$(9,736,272)	$389,137	$132,306	$256,831

Other comprehensive income:
Unrealized holding gains arising during the period	1,046,534	355,821	690,712	(692,993)	(235,618)	(457,375)
Reclassification adjustment for gains realized in income	(99,470)	(33,820)	(65,650)	(19)	(6)	(13)
Minimum pension adjustment	3,250	1,105	2,145	3,250	1,105	2,145
Total other comprehensive income	950,314	323,107	627,207	(689,762)	(234,519)	(455,243)

Total comprehensive income (loss)	$(4,904,044)	$4,205,021	$(9,109,065)	$(300,625)	$(102,213)	$(198,412)

	For the Six Months Ended June 30,
	2012			2011
		Tax			Tax
		Expense			Expense
	Amount	(Benefit)	Total	Amount	(Benefit)	Total

Net Income (loss)	$(7,254,738)	$3,881,914	$(11,136,652)	$581,258	$241,706	$339,552

Other comprehensive income:
Unrealized holding gains arising during the period	665,929	226,416	439,513	1,103,971	375,350	728,621
Reclassification adjustment for gains realized in income	(263,677)	(89,650)	(174,027)	(63,144)	(21,469)	(41,675)
Minimum pension adjustment	6,500	2,210	4,290	6,500	2,210	4,290
Total other comprehensive income	408,752	138,976	269,776	1,047,327	356,091	691,236

Total comprehensive income (loss)	$(6,845,986)	$4,020,890	$(10,866,876)	$1,628,585	$597,797	$1,030,788

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2012 and 2011
(Unaudited)

							Accumulated
			Additional	Retained		Discount on	Other
	Preferred	Common	Paid-in	Earnings		Preferred	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Stock	Income (loss)	Total

Balance, December 31, 2005		7,418,472	9,191,567	585,416			(43,562)	17,151,893
Issuance of common stock		2,829,880	4,374,314	-			-	7,204,194
Stock based compensation		-	23,007	-			-	23,007
Minimum pension adjustment
(net of income taxes of
$75,112)		-	-	-			(145,806)	(145,806)
Balance, December 31, 2011	$ 58,952	$ 16,973,512	$ 40,732,178	$ (21,895,557)	$ 732,479	$ (346,473)	$ (7,449)	$ 36,247,642
Amortization of preferred stock							-	-
discount	-			(73,552)	-	73,552		-
Preferred stock dividend	-	-		(332,336)	-	-	-	(332,336)
Issuance of common stock	-	33,668	(33,668)	-	-	-	-	-
Stock based compensation			5,511					5,511
Minimum pension adjustment
(net of income taxes of $2,917)	-	-	-	-	-	-	4,290	4,290
Net income (loss)	-	-	-	(11,136,652)	-	-	-	(11,136,652)
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	265,486	265,486

Balance, June 30, 2012	$ 58,952	$ 17,007,180	$ 40,704,021	$ (33,438,097)	$ 732,479	$ (272,921)	$ 262,327	$ 25,053,942

Balance, December 31, 2010	$ 58,952	$ 16,953,664	$ 40,633,581	$ (9,192,552)	$ 732,479	$ (492,456)	$ (373,474)	$ 48,320,194
Amortization of preferred stock							-	-
discount	-			(72,806)	-	72,806		-
Preferred stock dividend	-	-		(365,421)	-	-	-	(365,421)
Issuance of common stock	-	19,848	(19,848)	-	-	-	-	-
Stock based compensation			59,223					59,223
Minimum pension adjustment
(net of income taxes of $2,917)	-	-	-	-	-	-	4,290	4,290
Net income (loss)	-	-	-	339,552	-	-	-	339,552
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	686,946	686,946

Balance, June 30, 2011	$ 58,952	$ 16,973,512	$ 40,672,956	$ (9,291,227)	$ 732,479	$ (419,650)	$ 317,762	$ 49,044,784

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2012 and 2011
(Unaudited)
	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$(11,136,652)	$339,552
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	764,926	716,443
Deferred income taxes	(4,290,620)	(3,710,085)
Valuation allowance on deferred tax asset	6,281,101	-
Provision for loan losses	8,395,000	1,903,000
Write-down of other real estate owned	943,560	427,237
Gain on securities sold	(263,678)	(63,144)
Gain on loans sold	(3,941,892)	(3,008,918)
Loss on sale of other real estate owned	43,618	86,824
Stock compensation expense	5,511	59,223
Proceeds from sale of mortgage loans	140,739,661	114,982,327
Origination of mortgage loans for sale	(140,358,872)	(104,077,018)
Amortization of premiums and accrection of discounts on securities, net	130,888	56,757
(Increase) decrease in interest receivable	136,377	(231,244)
Increase in bank owned life insurance	(94,030)	(100,228)
Decrease in other assets	5,901,368	4,188,569
Increase in interest payable	111,534	82,335
Decrease in other liabilities	(4,021,112)	1,176,406
Net cash provided by (used in) operating activities	(653,312)	12,828,036

Cash Flows from Investing Activities
Purchases of available for sale securities	(36,395,416)	(62,377,306)
Proceeds from the sale or calls of available for sale securities	28,804,399	803,100
Proceeds from maturities and principal payments of available for sale securities	1,593,068	62,996,221
Net decrease in loans	14,634,257	5,347,767
Proceeds from sale of other real estate owned	1,129,343	2,382,588
Purchases of premises and equipment	(224,896)	(579,743)
Net cash provided by investing activities	9,540,755	8,572,627

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(35,101,144)	6,964,761
Net increase (decrease) in Federal Home Loan Bank Advances	(8,750,000)	10,000,000
Net increase (decrease) in other borrowings	(716,317)	1,568,180
Net cash provided by (used in) financing activities	(44,567,461)	18,532,941

Net increase (decrease) in cash and cash equivalents	(35,680,018)	39,933,604
Cash and cash equivalents, beginning of period	62,786,016	12,012,311

Cash and cash equivalents, end of period	$27,105,998	$51,945,915

Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$10,616,434	$2,850,739
Dividends on preferred stock accrued	$332,336	$-

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2012 and 2011 (Unaudited)

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.

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

Note 3 - Earnings (loss) per common share

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator
Net income (loss) - basic and diluted	$(9,736,272)	$256,831	$(11,136,652)	$339,552
Preferred stock dividend and accretion	185,449	220,169	405,898	438,227
Net income (loss) available to common
shareholders	$(9,921,721)	$36,662	$(11,542,550)	$(98,675)

Denominator
Weighted average shares outstanding - basic	4,250,579	4,243,378	4,250,579	4,242,665
Dilutive effect of common stock options and
restricted stock awards	-	-	-	-

Weighted average shares outstanding - diluted	4,250,579	4,243,378	4,250,579	4,242,665

Earnings (loss) per share - basic and diluted
Earnings (loss) per share - basic	$(2.33)	$0.01	$(2.72)	$(0.02)
Effect of dilutive common stock options	-	-	-	-

Earnings (loss) per share - diluted	$(2.33)	$0.01	$(2.72)	$(0.02)

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented.  Stock options for 261,530 shares of common stock were not included in computing diluted earnings per share for the three and six months ended June 30, 2012 because their effects were anti-dilutive.  Warrants for 499,029 shares of common stock were not included in computing earnings per share in 2012 and 2011 because their effects were also anti-dilutive.

Note 4 – Investment securities available for sale

At June 30, 2012 and December 31, 2011, all of our securities were classified as available-for-sale.  The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands).

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
June 30, 2012

US Government Agencies
More than ten years	$15,300	$18,264	$472	$-	$18,736	3.27%
	15,300	18,264	472	-	18,736	3.27%
Mortgage-backed securities
One to five years	3	3	-	-	3	0.01%
More than ten years	11,363	11,961	64	(10)	12,016	1.51%
Total	11,366	11,964	64	(10)	12,019	1.51%

Municipals
Five to ten years	3,500	4,137	5	-	4,142	2.56%
More than ten years	1,550	1,784	15	-	1,799	3.52%
Total	5,050	5,921	20	-	5,941	2.85%

Total investment securities	$31,716	$36,149	$557	$(10)	$36,696	2.63%

December 31, 2011

US Government Agencies
More than ten years	$2,000	$2,000	$1	$-	$2,001	3.81%

Mortgage-backed securities
One to five years	11	11	-	-	11	0.01%
More than ten years	19,870	20,621	220	(49)	20,792	1.83%
Total	19,881	20,632	220	(49)	20,803	1.83%

Other investments
More than ten years	7,356	7,386	-	(27)	7,359	0.55%

Total investment securities	$29,237	$30,018	$221	$(76)	$30,163	1.65%

Investment securities available for sale that have an unrealized loss position at June 30, 2012 and December 31, 2011 are detailed below (dollars in thousands).

	Securities in a loss		Securities in a loss
	Position for less than		Position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2012	(in Thousands)
Mortgage-backed securities	$2,331	$(10)	$3	$-	$2,334	$(10)

Total	$2,331	$(10)	$3	$-	$2,334	$(10)

December 31, 2011
US Treasuries	$7,358	$(27)	$-	$-	$7,358	$(27)
Mortgage-backed securities	10,221	(47)	205	(2)	10,426	(49)

Total	$17,579	$(74)	$205	$(2)	$17,784	$(76)

Management does not believe that any individual unrealized loss as of June 30, 2012 and December 31, 2011 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates.  As of June 30, 2012, management does not have the intent to sell any of the securities classified as available for sale and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

Note 5 – Loans and allowance for loan losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands).

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
Construction and land development
Residential	$7,442	1.89%	$7,906	1.85%
Commercial	55,828	14.20%	72,621	16.97%
Total construction and land development	63,270	16.09%	80,527	18.82%
Commercial real estate
Farmland	2,447	0.62%	2,465	0.58%
Commercial real estate - owner occupied	100,149	25.48%	105,592	24.68%
Commercial real estate - non-owner occupied	55,891	14.22%	54,059	12.63%
Multifamily	6,960	1.77%	6,680	1.56%
Total commercial real estate	165,447	42.09%	168,796	39.45%
Consumer real estate
Home equity lines	28,365	7.22%	30,687	7.17%
Secured by 1-4 family residential, secured by first deeds of trust	84,775	21.58%	93,219	21.79%
Secured by 1-4 family residential, secured by second deeds of trust	10,095	2.57%	12,042	2.81%
Total consumer real estate	123,235	31.37%	135,948	31.77%
Commercial and industrial loans (except those secured by real estate)	37,529	9.55%	37,734	8.82%
Consumer and other	3,554	0.90%	4,865	1.14%

Total Loans	393,035	100.0%	427,870	100.0%
Deferred loan cost (unearned income), net	752		768
Less: Allowance for loan losses	(14,866)		(16,071)

	$378,921		$412,567

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

The following tables provide information on the risk rating of loans at the dates indicated:

	June 30, 2012
	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Construction and land development
Residential	$6,197,776	$671,709	$572,439	$-	$7,441,924
Commercial	29,535,994	1,403,600	24,388,336	500,472	55,828,402
Total construction and land development	35,733,770	2,075,309	24,960,775	500,472	63,270,326

Commercial real estate
Farmland	1,397,310		1,049,489	-	2,446,799
Commercial real estate - owner occupied	73,149,268	11,261,166	15,480,900	257,898	100,149,232
Commercial real estate - non-owner occupied	25,607,380	11,142,004	19,141,489	-	55,890,873
Multifamily	4,702,665	1,091,058	1,166,632	-	6,960,355
Total commercial real estate	104,856,623	23,494,228	36,838,510	257,898	165,447,259

Consumer real estate
Home equity lines	22,888,912	2,267,061	3,134,202	75,000	28,365,175
Secured by 1-4 family residential, secured by first deeds of trust	58,547,748	7,258,617	18,968,098	-	84,774,463
Secured by 1-4 family residential, secured by second deeds of trust	8,218,980	419,994	1,456,145	-	10,095,119
Total consumer real estate	89,655,640	9,945,672	23,558,445	75,000	123,234,757

Commercial and industrial loans (except those secured by real estate)	29,206,043	1,732,430	5,740,435	850,305	37,529,213

Consumer and other	3,311,242	182,600	59,953	-	3,553,795

Total Loans	$262,763,318	$37,430,239	$91,158,118	$1,683,675	$393,035,350

	December 31, 2011

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Construction and land development
Residential	$4,943,061		$2,963,404	$-	$7,906,465
Commercial	44,315,474	-	28,305,063	-	72,620,537
Total construction and land development	49,258,535	-	31,268,467	-	80,527,002

Commercial real estate
Farmland	2,464,981	-	-	-	2,464,981
Commercial real estate - owner occupied	46,958,816	16,352,920	42,280,412	-	105,592,148
Commercial real estate - non-owner occupied	37,581,904	3,036,887	13,440,358	-	54,059,149
Multifamily	5,511,882	-	1,167,446	-	6,679,328
Total commercial real estate	92,517,583	19,389,807	56,888,216	-	168,795,606

Consumer real estate
Home equity lines	26,403,850	1,373,002	2,910,374	-	30,687,226
Secured by 1-4 family residential, secured by first deeds of trust	80,670,887	6,052,128	6,495,783	-	93,218,798
Secured by 1-4 family residential, secured by second deeds of trust	9,960,928	706,484	1,374,651	-	12,042,063
Total consumer real estate	117,035,665	8,131,614	10,780,808	-	135,948,087

Commercial and industrial loans (except those secured by real estate)	31,322,834	4,289,037	2,122,645	-	37,734,516

Consumer and other	3,508,768	384,387	972,350	-	4,865,505

Total Loans	$293,643,385	$32,194,845	$102,032,486	$-	$427,870,716

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated:

June 30, 2012
							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Construction and land development
Residential	$-	$-	$-	$-	$7,441,924	$7,441,924	$-
Commercial	346,786	509,927	-	856,713	54,971,689	55,828,402	-
Total construction and land development	346,786	509,927	-	$856,713	$62,413,613	$63,270,326	-

Commercial real estate
Farmland	-	-	-	-	2,446,799	2,446,799	-
Commercial real estate - owner occupied	2,873,063	341,526	-	3,214,589	96,934,643	100,149,232	-
Commercial real estate - non-owner occupied	543,138	2,772,366	-	3,315,504	52,575,369	55,890,873	-
Multifamily	-	-	-	-	6,960,355	6,960,355	-
Total commercial real estate	3,416,201	3,113,892	-	6,530,093	158,917,166	165,447,259	-

Consumer real estate
Home equity lines	516,932	427,843	-	944,775	27,420,400	28,365,175	-
Secured by 1-4 family residential, secured by first deeds of trust	1,273,713	600,391	199,380	2,073,484	82,700,979	84,774,463	199,380
Secured by 1-4 family residential, secured by second deeds of trust	-	125,506	-	125,506	9,969,613	10,095,119	-
Total consumer real estate	1,790,645	1,153,740	199,380	3,143,765	120,090,992	123,234,757	199,380

Commercial and industrial loans (except those secured by real estate)	3,202,797	-	-	3,202,797	34,326,416	37,529,213	-

Consumer and other	57,795	6,018	-	63,813	3,489,982	3,553,795	-

Total Loans	$8,814,224	$4,783,577	$199,380	$13,797,181	$379,238,169	$393,035,350	$199,380

December 31, 2011
							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Construction and land development:
Residential	$575,200	$251,799	$-	$826,999	$7,079,466	$7,906,465	$-
Commercial	1,367,360	408,000	36,770	1,812,130	70,808,407	72,620,537	36,770
Total construction and land development	1,942,560	659,799	36,770	$2,639,129	$77,887,873	$80,527,002	36,770

Commercial real estate:
Farmland	-	-	-	-	2,464,981	2,464,981	-
Commercial real estate - owner occupied	598,006	36,972	-	634,978	104,957,170	105,592,148	-
Commercial real estate - non-owner occupied	55,709	673,561	-	729,270	53,329,879	54,059,149	-
Multifamily	111,571	255,196	-	366,767	6,312,561	6,679,328	-
Total commercial real estate	765,286	965,729	-	1,731,015	167,064,591	168,795,606	-

Consumer real estate:
Home equity lines	323,349	99,494	299,783	722,626	29,964,600	30,687,226	299,783
Secured by 1-4 family residential, secured by first deeds of trust	985,116	1,572,973	624,740	3,182,829	90,035,969	93,218,798	624,740
Secured by 1-4 family residential, secured by second deeds of trust	12,673	132,928	156,026	301,627	11,740,436	12,042,063	156,026
Total consumer real estate	1,321,138	1,805,395	1,080,549	4,207,082	131,741,005	135,948,087	1,080,549

Commercial and industrial loans (except those secured by real estate)	46,392	3,313	54,918	104,623	37,629,893	37,734,516	54,918

Consumer and other	59,697	3,176	-	62,873	4,802,632	4,865,505	-

Total Loans	$4,135,073	$3,437,412	$1,172,237	$8,744,722	$419,125,994	$427,870,716	$1,172,237

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired then a specific reserve is established for the amount of impairment.  Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  June 30, 2012 and year-end impaired loans are set forth in the following table.

	June 30, 2012
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded

Construction and land development
Residential	$489,503	$978,503	$-
Commercial	15,051,292	19,436,447	-
Total construction and land development	15,540,795	20,414,950	-
Commercial real estate
Farmland	1,049,489	1,049,489	-
Commercial real estate - owner occupied	6,872,799	6,903,383	-
Commercial real estate - non-owner occupied	8,374,527	8,549,256	-
Multifamily	941,632	941,632	-
Total commercial real estate	17,238,447	17,443,760	-
Consumer real estate
Home equity lines	1,725,387	1,887,187	-
Secured by 1-4 family residential, secured by first deeds of trust	10,988,639	13,033,493	-
Secured by 1-4 family residential, secured by second deeds of trust	836,754	1,012,754	-
Total consumer real estate	13,550,780	15,933,434	-
Commercial and industrial loans (except those secured by real estate)	1,071,027	1,789,527	-
Consumer and other	36,987	36,987	-
	$47,438,036	$55,618,658	$-

With an allowance recorded

Construction and land development:
Residential	$-	$-	$-
Commercial	6,509,162	8,711,930	1,133,647
Total construction and land development	6,509,162	8,711,930	1,133,647
Commercial real estate:
Farmland	-	-	-
Commercial real estate - owner occupied	7,020,688	7,277,790	1,852,684
Commercial real estate - non-owner occupied	5,008,676	5,008,676	1,338,605
Multifamily	-	-	-
Total commercial real estate	12,029,364	12,286,466	3,191,289
Consumer real estate:
Home equity lines	418,936	467,220	154,665
Secured by 1-4 family residential, secured by first deeds of trust	4,426,370	4,598,717	719,908
Secured by 1-4 family residential, secured by second deeds of trust	117,322	117,322	105,997
Total consumer real estate	4,962,628	5,183,259	980,570
Commercial and industrial loans (except those secured by real estate)	1,515,187	1,852,776	831,471
Consumer and other	-	-	-
	$25,016,341	$28,034,431	$6,136,977

Total
Construction and land development
Residential	$489,503	$978,503	$-
Commercial	21,560,454	28,148,377	1,133,647
Total construction and land development	22,049,957	29,126,880	1,133,647
Commercial real estate
Farmland	1,049,489	1,049,489	-
Commercial real estate - owner occupied	13,893,487	14,181,173	1,852,684
Commercial real estate - non-owner occupied	13,383,203	13,557,932	1,338,605
Multifamily	941,632	941,632	-
Total commercial real estate	29,267,811	29,730,226	3,191,289
Consumer real estate
Home equity lines	2,144,323	2,354,407	154,665
Secured by 1-4 family residential, secured by first deeds of trust	15,415,009	17,632,210	719,908
Secured by 1-4 family residential, secured by second deeds of trust	954,076	1,130,076	105,997
Total consumer real estate	18,513,408	21,116,693	980,570
Commercial and industrial loans (except those secured by real estate)	2,586,214	3,642,303	831,471
Consumer and other	36,987	36,987	-
	$72,454,377	$83,653,089	$6,136,977

	December 31, 2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded

Construction and land development
Residential	$624,651	$712,243	$-
Commercial	9,722,132	11,094,408	-
Total construction and land development	10,346,783	11,806,651	-
Commercial real estate
Farmland	-	-	-
Commercial real estate - owner occupied	6,414,362	6,414,362	-
Commercial real estate - non-owner occupied	7,146,531	7,146,531	-
Multifamily	2,019,675	2,019,675	-
Total commercial real estate	15,580,568	15,580,568	-
Consumer real estate
Home equity lines	702,338	702,338	-
Secured by 1-4 family residential, secured by first deeds of trust	6,319,837	6,792,837	-
Secured by 1-4 family residential, secured by second deeds of trust	336,257	336,257	-
Total consumer real estate	7,358,432	7,831,432	-
Commercial and industrial loans (except those secured by real estate)	1,194,913	1,494,913	-
Consumer and other	143,241	143,241	-
	$34,623,937	$36,856,805	$-

With an allowance recorded

Construction and land development
Residential	$587,235	$587,235	$320,250
Commercial	14,885,541	15,785,541	3,913,820
Total construction and land development	15,472,776	16,372,776	4,234,070
Commercial real estate
Farmland	-	-	-
Commercial real estate - owner occupied	9,508,393	9,652,393	2,031,740
Commercial real estate - non-owner occupied	1,719,690	1,719,690	450,000
Multifamily	-	-	-
Total commercial real estate	11,228,083	11,372,083	2,481,740
Consumer real estate
Home equity lines	756,892	756,892	233,606
Secured by 1-4 family residential, secured by first deeds of trust	4,224,325	4,749,325	1,007,155
Secured by 1-4 family residential, secured by second deeds of trust	167,523	167,523	119,524
Total consumer real estate	5,148,740	5,673,740	1,360,285
Commercial and industrial loans (except those secured by real estate)	818,597	818,597	452,773
Consumer and other	267,166	267,166	266,178
	$32,935,362	$34,504,362	$8,795,046

Total
Construction and land development
Residential	$1,211,886	$1,299,478	$320,250
Commercial	24,607,673	26,879,949	3,913,820
Total construction and land development	25,819,559	28,179,427	4,234,070
Commercial real estate
Farmland	-	-	-
Commercial real estate - owner occupied	15,922,755	16,066,755	2,031,740
Commercial real estate - non-owner occupied	8,866,221	8,866,221	450,000
Multifamily	2,019,675	2,019,675	-
Total commercial real estate	26,808,651	26,952,651	2,481,740
Consumer real estate
Home equity lines	1,459,230	1,459,230	233,606
Secured by 1-4 family residential, secured by first deeds of trust	10,544,162	11,542,162	1,007,155
Secured by 1-4 family residential, secured by second deeds of trust	503,780	503,780	119,524
Total consumer real estate	12,507,172	13,505,172	1,360,285
Commercial and industrial loans (except those secured by real estate)	2,013,510	2,313,510	452,773
Consumer and other	410,407	410,407	266,178
	$67,559,299	$71,361,167	$8,795,046

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the three and six months ended June 30, 2012.

	For the Three Months		For the Six Months
	Ended June 30, 2012		Ended June 30, 2012

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Impaired loans with no related allowance recorded

Construction and land development
Residential	$1,301,243	$7,401	$978,503	$11,741
Commercial	17,785,898	55,716	21,838,440	181,033
Total construction and land development	19,087,141	63,117	22,816,943	192,774
Commercial real estate
Farmland	524,745	15,405	1,049,489	15,405
Commercial real estate - owner occupied	9,571,973	73,330	9,609,792	225,959
Commercial real estate - non-owner occupied	8,599,009	110,449	9,118,068	240,093
Multifamily	777,933	27,298	942,216	27,298
Total commercial real estate	19,473,659	226,482	20,719,565	508,755
Consumer real estate
Home equity lines	1,639,963	27,955	1,887,350	32,979
Secured by 1-4 family residential, secured by first deeds of trust	11,593,774	125,304	13,101,708	230,755
Secured by 1-4 family residential, secured by second deeds of trust	754,922	10,430	1,021,578	18,112
Total consumer real estate	13,988,659	163,689	16,010,636	281,846
Commercial and industrial loans (except those secured by real estate)	1,524,274	13,297	1,792,752	21,909
Consumer and other	199,919	445	38,578	1,093
	$54,273,651	$467,030	$61,378,474	$1,006,377

Impaired loans with an allowance recorded

Construction and land development:
Residential	$-	$-	$-	$-
Commercial	5,092,484	9,016	9,656,982	9,016
Total construction and land development	5,092,484	9,016	9,656,982	9,016
Commercial real estate:
Farmland
Commercial real estate - owner occupied	6,864,617	31,174	7,438,497	46,386
Commercial real estate - non-owner occupied	3,406,420	21,158	5,043,459	35,586
Multifamily	-	-	-	-
Total commercial real estate	10,271,037	52,332	12,481,956	81,972
Consumer real estate:
Home equity lines	434,976	3,995	472,476	4,151
Secured by 1-4 family residential, secured by first deeds of trust	3,555,198	27,332	4,656,755	44,009
Secured by 1-4 family residential, secured by second deeds of trust	58,710	508	117,420	1,684
Total consumer real estate	4,048,884	31,835	5,246,651	49,844
Commercial and industrial loans (except those secured by real estate)	1,873,540	25,072	1,873,540	32,588
Consumer and other	-	-	-	-
	$21,285,944	$118,255	$29,259,129	$173,420

Total
Construction and land development
Residential	$1,301,243	$7,401	$978,503	$11,741
Commercial	22,878,382	64,732	31,495,422	190,049
Total construction and land development	24,179,624	72,133	32,473,925	201,790
Commercial real estate
Farmland	524,745	15,405	1,049,489	15,405
Commercial real estate - owner occupied	16,436,590	104,504	17,048,289	272,345
Commercial real estate - non-owner occupied	12,005,429	131,607	14,161,527	275,679
Multifamily	777,933	27,298	942,216	27,298
Total commercial real estate	29,744,696	278,814	33,201,521	590,727
Consumer real estate
Home equity lines	2,074,939	31,950	2,359,826	37,130
Secured by 1-4 family residential, secured by first deeds of trust	15,148,972	152,636	17,758,463	274,764
Secured by 1-4 family residential, secured by second deeds of trust	813,632	10,938	1,138,998	19,796
Total consumer real estate	18,037,542	195,524	21,257,287	331,690
Commercial and industrial loans (except those secured by real estate)	3,397,814	38,369	3,666,292	54,497
Consumer and other	199,919	445	38,578	1,093
	$75,559,595	$585,285	$90,637,603	$1,179,797

Included in impaired loans are loans classified as troubled debt restructurings (TDRs).  A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrowers financial difficulties that it would not otherwise consider.  For loans classified as impaired TDRs, the Company further evaluates the loans as performing or nonperforming.  If, at the time of restructure, the loan is not considered nonaccrual, it will be classified as performing.  TDRs originally classified as nonperforming are able to be reclassified as performing if, subsequent to restructure, they experience six months of payment performance according to the restricted terms.  The following table provides certain information concerning TDRs as of June 30, 2012.

	Three Months Ended June 30, 2012
				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance

Construction and land development:
Commercial	$625,764	-	$625,764	-
Total construction and land development	625,764	-	625,764	-
Commercial real estate:
Commercial real estate - owner occupied	1,398,661	-	1,398,661	196,000
Commercial real estate - non-owner occupied	2,626,306	-	2,626,306	663,570
Total commercial real estate	4,024,967	-	4,024,967	859,570
Consumer real estate:
Secured by 1-4 family residential, secured by first deeds of trust	416,598	-	416,598	50,713
Total consumer real estate	416,598	-	416,598	50,713
	$5,067,329	$-	$5,067,329	$910,283

	Six Months Ended June 30, 2012
				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance

Construction and land development:
Residential	$360,343	$-	$360,343	$-
Commercial	14,540,256	3,785,942	10,754,314	996,602
Total construction and land development	14,900,599	3,785,942	11,114,657	996,602
Commercial real estate:
Farmland	-	-	-	-
Commercial real estate - owner occupied	10,580,554	537,029	10,043,525	1,025,656
Commercial real estate - non-owner occupied	9,068,618	4,475,603	4,593,015	753,170
Multifamily	575,679	575,679	-	-
Total commercial real estate	20,224,851	5,588,311	14,636,540	1,778,826
Consumer real estate:
Home equity lines	349,192	-	349,192	96,569
Secured by 1-4 family residential, secured by first deeds of trust	6,614,202	1,478,043	5,136,159	579,444
Secured by 1-4 family residential, secured by second deeds of trust	69,815	-	69,815	-
Total consumer real estate	7,033,209	1,478,043	5,555,166	676,013
Commercial and industrial loans (except those secured by real estate)	269,659	6,552	263,107	83,400
Consumer and other	-	-	-	-
	$42,428,318	$10,858,848	$31,569,470	$3,534,841

The following table provides information about TDRs identified during the current period:

	Three Months Ended
	June 30, 2012
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded
	Loans	Balance	Balance

Construction and land development:
Residential	-	$-	$-
Commercial	4	625,764	625,764
Total construction and land development	4	625,764	625,764
Commercial real estate:
Farmland		-	-
Commercial real estate - owner occupied	1	1,398,661	1,398,661
Commercial real estate - non-owner occupied	1	2,626,306	2,626,306
Multifamily	-	-	-
Total commercial real estate	2	4,024,967	4,024,967
Consumer real estate:
Home equity lines	-	-	-
Secured by 1-4 family residential, secured by first deeds of trust	2	416,598	416,598
Secured by 1-4 family residential, secured by second deeds of trust	-	-	-
Total consumer real estate	2	416,598	416,598
Commercial and industrial loans (except those secured by real estate)	-	-	-
Consumer and other	-	-	-
	8	5,067,329	5,067,329

There were no loans in default for the three month period ended June 30, 2012.

	Six Months Ended			Year Ended
	June 30, 2012			December 31, 2011
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Construction and land development:
Residential	5	$360,343	$360,343		$-	$-
Commercial	17	4,890,578	4,890,578	11	6,604,400	6,604,400
Total construction and land development	22	5,250,921	5,250,921	11	$6,604,400	6,604,400
Commercial real estate:						-
Farmland		-	-			-
Commercial real estate - owner occupied		-	-	9	9,748,062	9,748,062
Commercial real estate - non-owner occupied	3	5,185,649	5,185,649	5	4,031,868	4,031,868
Multifamily	-	-	-		-	-
Total commercial real estate	3	5,185,649	5,185,649	14	13,779,930	13,779,930
Consumer real estate:
Home equity lines	1	349,192	349,192		-	-
Secured by 1-4 family residential, secured by first deeds of trust	36	3,578,561	3,578,561	2	1,422,772	1,422,772
Secured by 1-4 family residential, secured by second deeds of trust	1	69,815	69,815		-	-
Total consumer real estate	38	3,997,568	3,997,568	2	1,422,772	1,422,772
Commercial and industrial loans (except those secured by real estate)	6	269,659	269,659	3	159,073	159,073
Consumer and other	-	-	-	1	128,419	128,419
	69	$14,703,797	$14,703,797	31	$21,966,175	$21,966,175

	Six Months Ended			Year Ended
	June 30, 2012			December 31, 2011
	Number of	Recorded		Number of	Recorded
Defaults on TDRs	Loans	Balance		Loans	Balance
Construction and land development:
Residential	4	357,843
Commercial	18	6,295,206		8	11,389,291
Total construction and land development	22	6,653,049		8	11,389,291
Commercial real estate:
Farmland	-	-
Commercial real estate - owner occupied	3	537,029		2	2,202,688
Commercial real estate - non-owner occupied	1	1,200,035			-
Multifamily	4	1,737,064		2	2,202,688
Total commercial real estate
Consumer real estate:
Home equity lines	1	343,937
Secured by 1-4 family residential, secured by first deeds of trust	31	3,910,895		2	1,422,772
Secured by 1-4 family residential, secured by second deeds of trust	1	69,815			-
Total consumer real estate	33	4,324,647		2	1,422,772
Commercial and industrial loans (except those secured by real estate)	5	263,107		2	151,790
Consumer and other	-	-		1	128,419
Total	64	$12,977,867		15	$15,294,960

Activity in the allowance for loan losses is as follows for the periods indicated:

	Construction and	Construction and		Commercial	Commercial
	land development	land development		Real estate	Real estate
	Residential	Commercial	Farmland	owner occupied	non-owner occupied	Multifamily
Six months ended June 30, 2012
Beginning balance	$704,728	$6,798,177	$-	$1,496,466	$1,548,899	$406,635
Provision for loan losses	688,712	1,536,857	-	1,333,927	164,343	(313,907)
Charge-offs	(794,786)	(3,773,205)	-	(309,486)	(313,354)	-
Recoveries	900	500	-	-	205	-
Ending balance	599,554	4,562,330	-	2,520,907	1,400,093	92,728

Loans Individually Evaluated for Impairment	2,244,282	37,911,902	1,397,461	71,103,069	43,283,999	5,068,253
Loans collectively Evaluated for Impairment	5,197,642	17,916,500	1,049,338	29,046,163	12,606,874	1,892,102
	$7,441,924	$55,828,402	$2,446,799	$100,149,232	$55,890,873	$6,960,355

		Consumer Secured	Consumer Secured	Commercial and
	Consumer	by 1-4 family residential	by 1-4 family residential	Industrial (except those
	Home equity lines	first deeds of trust	second deeds of trust	secured by real estate)	consumer and other	Total

Beginning balance	$860,307	$1,881,470	$397,504	$1,655,713	$321,525	$16,071,424
Provision for loan losses	206,929	2,666,051	170,024	1,710,826	231,238	8,395,000
Charge-offs	(291,820)	(2,589,378)	(196,609)	(1,155,782)	(402,305)	(9,826,725)
Recoveries	1,317	80,804	4,633	134,488	3,175	226,023
Ending balance	776,732	2,038,947	375,552	2,345,245	153,633	14,865,722

Loans Individually Evaluated for Impairment	1,416,634	14,559,314	565,686	16,350,363	-	193,900,963
Loans collectively Evaluated for Impairment	26,948,541	70,215,149	9,529,433	21,178,850	3,553,795	199,134,387
	$28,365,175	$84,774,463	$10,095,119	$37,529,213	$3,553,795	$393,035,350

	Construction and	Construction and		Commercial	Commercial
	land development	land development		Real estate	Real estate
	Residential	Commercial	Farmland	owner occupied	non-owner occupied	Multifamily
Three months ended June 30, 2012
Beginning balance	$629,376	$6,279,552	$-	$1,846,730	$762,385	$91,775
Provision for loan losses	705,264	508,282	-	954,663	860,313	953
Charge-offs	(735,536)	(2,226,005)	-	(280,486)	(222,605)	-
Recoveries	450	500	-	-	-	-
Ending balance	599,554	4,562,330	-	2,520,907	1,400,093	92,728

Loans Individually Evaluated for Impairment	2,244,282	37,911,902	1,397,461	71,103,069	43,283,999	5,068,253
Loans collectively Evaluated for Impairment	5,197,642	17,916,500	1,049,338	29,046,163	12,606,874	1,892,102
	$7,441,924	$55,828,402	$2,446,799	$100,149,232	$55,890,873	$6,960,355

		Consumer Secured	Consumer Secured	Commercial and
	Consumer	by 1-4 family residential	by 1-4 family residential	Industrial (except those
	Home equity lines	first deeds of trust	second deeds of trust	secured by real estate)	consumer and other	Total

Beginning balance	$770,598	$1,341,501	$335,352	$2,181,803	$122,881	$14,361,953
Provision for loan losses	174,830	2,301,071	41,730	951,701	161,192	6,660,000
Charge-offs	(169,321)	(1,623,629)	(5,970)	(895,380)	(132,510)	(6,291,441)
Recoveries	625	20,004	4,440	107,121	2,070	135,210
Ending balance	776,732	2,038,947	375,552	2,345,245	153,633	14,865,721

Loans Individually Evaluated for Impairment	1,416,634	14,559,314	565,686	16,350,363	-	193,900,963
Loans collectively Evaluated for Impairment	26,948,541	70,215,149	9,529,433	21,178,850	3,553,795	199,134,387
	$28,365,175	$84,774,463	$10,095,119	$37,529,213	$3,553,795	$393,035,350

	Construction and	Construction and		Commercial	Commercial
	land development	land development		Real estate	Real estate
	Residential	Commercial	Farmland	owner occupied	non-owner occupied	Multifamily
Three months ended June 30, 2011
Beginning balance	$629,376	$2,340,000	$-	$150,000	$26,174	$(82,501)
Provision for loan losses	(143,333)	792,119	-	(71,555)	-	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	10,000	-	-	-	-
Ending balance	493,841	3,142,119	-	78,445	26,174	(82,501)

Loans Individually Evaluated for Impairment	3,841,792	31,093,945	-	90,826,298	50,843,899	7,559,912
Loans collectively Evaluated for Impairment	5,516,724	44,650,193	2,174,778	10,486,423	5,870,224	872,835
	$9,358,516	$75,744,138	$2,174,778	$101,312,721	$56,714,123	$8,432,747

		Consumer Secured	Consumer Secured	Commercial and
	Consumer	by 1-4 family residential	by 1-4 family residential	Industrial (except those
	Home equity lines	first deeds of trust	second deeds of trust	secured by real estate)	consumer and other	Total

Beginning balance	770,598	1,703,207	500,000	1,046,967	350,462	7,434,283
Provision for loan losses	321,998	-	-	-	771	900,000
Charge-offs	(923,824)	-	(35,152)	(119,019)	(10,661)	(1,088,656)
Recoveries	725	-	-	-	262	10,987
Ending balance	169,497	1,703,207	462,249	927,948	335,635	7,256,614

Loans Individually Evaluated for Impairment	4,150,919	11,490,868	1,559,932	15,964,672	2,116,151	$219,448,388
Loans collectively Evaluated for Impairment	30,746,189	85,113,770	11,554,541	23,955,772	2,619,519	223,560,968
	$34,897,108	$96,604,638	$13,114,473	$39,920,444	$4,735,670	$443,009,356

	Construction and	Construction and		Commercial	Commercial
	land development	land development		Real estate	Real estate
	Residential	Commercial	Farmland	owner occupied	non-owner occupied	Multifamily
Six months ended June 30, 2011
Beginning balance	$293,841	$2,832,119	$-	$78,445	$20,477	$-
Provision for loan losses	200,000	300,000	-	-	250,000	-
Charge-offs	-		-	-	(244,303)	(82,501)
Recoveries	-	10,000	-	-	-	-
Ending balance	493,841	3,142,119	-	78,445	26,174	(82,501)

Loans Individually Evaluated for Impairment	3,841,792	31,093,945	-	90,826,298	50,843,899	7,559,912
Loans collectively Evaluated for Impairment	5,516,724	44,650,193	2,174,778	10,486,423	5,870,224	872,835
	$9,358,516	$75,744,138	$2,174,778	$101,312,721	$56,714,123	$8,432,747

		Consumer Secured	Consumer Secured	Commercial and
	Consumer	by 1-4 family residential	by 1-4 family residential	Industrial (except those
	Home equity lines	first deeds of trust	second deeds of trust	secured by real estate)	consumer and other	Total

Beginning balance	$641,975	$1,403,207	$297,401	$1,315,582	$428,665	$7,311,712
Provision for loan losses	450,000	300,000	200,000	203,000	-	$1,903,000
Charge-offs	(923,824)	-	(35,152)	(592,634)	(93,472)	(1,971,886)
Recoveries	1,346	-	-	2,000	442	13,788
Ending balance	169,497	1,703,207	462,249	927,948	335,635	7,256,614

Loans Individually Evaluated for Impairment	4,150,919	11,490,868	1,559,932	15,964,672	2,116,151	$219,448,388
Loans collectively Evaluated for Impairment	30,746,189	85,113,770	11,554,541	23,955,772	2,619,519	223,560,968
	$34,897,108	$96,604,638	$13,114,473	$39,920,444	$4,735,670	$443,009,356

	Construction and	Construction and		Commercial	Commercial
	land development	land development		Real estate	Real estate
	Residential	Commercial	Farmland	owner occupied	non-owner occupied	Multifamily
Year ended December 31, 2011
Beginning balance	$293,841	$2,832,119	$-	$78,445	$20,477	$-
Provision for loan losses	467,187	8,249,320	-	1,568,052	1,871,804	489,136
Charge-offs	(65,500)	(4,293,262)	-	(150,031)	(343,382)	(82,501)
Recoveries	9,200	10,000	-	-	-	-
Ending balance	704,728	6,798,177	-	1,496,466	1,548,899	406,635

Loans Individually Evaluated for Impairment	1,831,478	30,292,460	-	91,008,321	45,529,918	5,625,490
Loans collectively Evaluated for Impairment	6,074,987	42,328,077	2,464,981	14,583,827	8,529,231	1,053,838
	$7,906,465	$72,620,537	$2,464,981	$105,592,148	$54,059,149	$6,679,328

		Consumer Secured	Consumer Secured	Commercial and
	Consumer	by 1-4 family residential	by 1-4 family residential	Industrial (except those
	Home equity lines	first deeds of trust	second deeds of trust	secured by real estate)	consumer and other	Total

Beginning balance	$641,975	$1,403,207	$297,401	$1,315,582	$428,665	$7,311,712
Provision for loan losses	1,447,272	1,571,813	462,634	2,496,729	140,349	18,764,296
Charge-offs	(1,232,153)	(1,129,509)	(362,531)	(2,159,669)	(249,526)	(10,068,063)
Recoveries	3,213	35,959	-	3,070	2,037	63,479
Ending balance	860,307	1,881,470	397,504	1,655,713	321,525	16,071,424

Loans Individually Evaluated for Impairment	4,314,190	13,105,245	1,692,944	14,343,224	3,501,524	211,244,794
Loans collectively Evaluated for Impairment	26,373,036	80,113,553	10,349,119	23,391,292	1,363,981	216,625,922
	$30,687,226	$93,218,798	$12,042,063	$37,734,516	$4,865,505	$427,870,716

Note 6 – Deposits

Deposits as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%

Noninterest bearing demand	$64,348,408	14.29%	$66,534,956	13.70%
Interest checking accounts	43,542,588	9.67%	40,237,146	8.29%
Money market accounts	65,933,468	14.64%	75,487,907	15.55%
Savings accounts	18,688,852	4.15%	15,166,012	3.12%
Time deposits of $100,000 and over	117,110,398	26.00%	129,436,270	26.66%
Other time deposits	140,796,194	31.25%	158,658,761	32.68%

Total	$450,419,908	100.00%	$485,521,052	100.00%

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at June 30, 2012 was 2.62%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  No amounts have been redeemed at June 30, 2012 and there are no plans to do so.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends.  In consideration of our agreements with our regulators, which require regulatory approval to make interest payments on these securities, the Company has deferred interest payments on the junior subordinated debt securities of $461,100 at June 30, 2012; the Company has been deferring interest payments since June 2011.  Although we elected to defer payment of the interest due, the amount has been accrued and is included in interest expense.

Note 8 – Stock incentive plan

The Company has a stock incentive plan which authorizes the issuance of up to 455,000 shares of common stock to assist the Company in recruiting and retaining key personnel.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Six Months Ended June 30,
	2012				2011
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	264,980	$9.48	$4.70		310,205	$9.48	$4.73
Granted	-	-	-		-	-	-
Forfeited	(3,450)	4.98	3.12		-	-	-
Exercised	-	-	-		-	-	-
Options outstanding,
end of period	261,530	$9.71	$4.73	$ -	310,205	$9.48	$4.73	$ -
Options exercisable,
end of period	261,530				291,350

During the first quarter of 2009, we granted to certain officers 26,592 restricted shares of common stock with a weighted average fair market value of $4.60 at the date of grant.  These restricted stock awards have three-year graded vesting.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The total number of shares underlying non-vested restricted stock and performance share awards was 6,271 and 14,881 at June 30, 2012 and 2011, respectively.

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of June 30, 2012 and 2011 was $1,666 and $65,556 respectively.  The time based unamortized compensation of $1,666 is expected to be recognized over a weighted average period of 0.25 years.

Stock-based compensation expense was $5,511 and $59,223 for the six months ended June 30, 2012 and 2011, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates:

	Fair Value Measurement
	at June 30, 2012 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$18,736	$-	$18,736	$-
MBS	12,019	-	12,019	-
Municipals	5,941	4,816	1,125	-
Residential loans held for sale	17,192	-	17,192	-
			-
Financial Assets - Non-Recurring
Impaired loans	72,454	-	57,754	14,700
Real estate owned	17,677	-	11,212	6,465

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

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at June 30, 2012:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
	(In thousands)

Impaired Loans -Real Estate Secured	11,035	Appraisal (1) or Internal Valuation (2)	Appraisal Adjustments Liquidation Expenses (3)	10%-30%
Impaired Loans - Non-Real Estate Secured	3,665	Appraisal (1) or Discounted Cash Flow	Appraisal Adjustments Liquidation Expenses (3)	10%-20%
Real Estate Owned	6,465	Appraisal (1) or Internal Valuation (2)	Appraisal Adjustments Liquidation Expenses (3)	7%-30%

(1) Fair Value is generally determined through independent appraisals of the underlying collateral, which generally included various level 3 inputs which are not identifiable
(2) Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances
(3) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses

The following table presents the changes in the Level 3 fair value category for the six months ended June 30, 2012.

	Impaired	Real Estate
	Loans	Owned	Total Assets
	(In thousands)

Balance at December 31, 2011	$12,787	$8,030	$20,817
Total realized and unrealized gains (losses)
Included in earnings	-	(43)	(43)
Included in other comprehensive income	-	-	-
Net transfers in and/or out of Level 3	1,913	(1,522)	391

Balance at June 30, 2012	$14,700	$6,465	$21,165

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

Borrowings – The fair value of borrowings is based on the discounted value of contractual cash flows using the rates currently offered for borrowings of similar remaining maturities

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

Village Bank
Fair Value - Financial Instruments Summary
June 30, 2012

		June 30,		December 31,
		2012		2011
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value

Financial assets
Cash	Level 1	$23,271,435	$23,271,435	$55,557,541	$55,557,541
Cash equivalents	Level 2	3,834,563	3,834,563	7,228,475	7,228,475
Investment securities available for sale	Level 1	4,816,213	4,816,213	10,207,805	10,207,805
Investment securities available for sale	Level 2	31,880,069	31,880,069	19,955,487	19,955,487
Federal Home Loan Bank stock	Level 2	2,396,600	2,396,600	2,647,000	2,647,000
Loans held for sale	Level 2	19,729,508	19,729,508	16,168,405	16,168,405
Loans	Level 2	306,467,001	305,208,432	353,186,646	353,349,981
Impaired loans	Level 2	57,753,817	57,753,817	51,867,625	51,867,625
Impaired loans	Level 3	14,700,558	14,700,558	12,787,473	12,787,473
Other real estate owned	Level 2	11,212,437	11,212,437	874,246	874,246
Other real estate owned	Level 3	6,464,625	6,464,625	8,302,921	8,302,921
Bank owned life insurance	Level 3	6,159,335	6,159,335	6,065,305	6,065,305
Accrued interest receivable	Level 2	1,910,147	1,910,147	2,046,524	2,046,524

Financial liabilities
Deposits	Level 2	450,419,908	454,971,918	485,521,052	487,915,609
FHLB borrowings	Level 2	29,000,000	29,167,554	37,750,000	37,963,672
Trust preferred securities	Level 2	8,764,000	8,764,000	8,764,000	8,764,000
Other borrowings	Level 2	5,062,344	5,062,344	5,778,661	5,778,661
Accrued interest payable	Level 2	703,817	703,817	592,283	592,283

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

In consideration of our agreements with our regulators, which require regulatory approval to make dividend payments on our preferred stock, the Company notified the U.S. Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Preferred Stock.  The total arrearage on such preferred stock as of June 30, 2012 was $982,533.  In June 2012 as a result of the unpaid dividends, Treasury requested that an observer appointed by Treasury be allowed to attend the Company’s meetings of its board of directors.

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  See further discussion of capital requirements under Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations following.

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

The Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated:

	June 30,	December 31,
	2012	2011

Undisbursed credit lines	$38,378,000	$40,661,000
Commitments to extend or originate credit	23,276,000	18,214,000
Standby letter of credit	7,217,000	3,719,000

Total commitments to extend credit	$68,871,000	$62,594,000

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

Written Agreement – In June 2012, the Company entered into a written agreement (“Written Agreement”) with the Federal Reserve Bank of Richmond (“Reserve Bank”).  Under the terms of the Written Agreement, the Company has agreed to develop and submit to the Reserve Bank for approval within the time periods specified therein written plans to maintain sufficient capital and correct any violations of section 23A of the Federal Reserve Act and Regulation W.  In addition, the Company will submit a written statement of its planned sources and uses of cash for debt service, operation expenses, and other purposes.

The Company also has agreed that it will not, without prior regulatory approval:
•	pay or declare any dividends;
•	take any other form of payment representing a reduction in Bank’s capital;
•	make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities;
•	incur, increase or guarantee any debt;
•	purchase or deem any shares of its stock.

In June 2012 the Treasury asked to allow an observer at the Company’s meetings of its board of directors.  The observer will start attending board meetings commencing in August 2012.  The Treasury has the contractual right to nominate up to two members to the board of directors upon the Company’s sixth missed dividend payment.  The Company has deferred five dividend payments as of June 30, 2012 and expects to defer its sixth dividend payment due August 15, 2012.

Note 12 – Income Taxes

The net deferred tax asset is included in other assets on the balance sheet.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  The deferred tax assets are analyzed quarterly for changes affecting realization.  Management determined that as of June 30, 2012, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance for all of the net deferred tax asset of approximately $10,210,000.

Note 13 – Recent accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The Company adopted ASU 2011-04, which generally aligns the principles of fair value measurements with International Financial Reporting Standards (IFRSs), in its consolidated financial statements in the first quarter 2012. The provisions of ASU 2011-04 clarify the application of existing fair value measurement requirements, and expand the disclosure requirements for fair value measurements. The increased provisions of ASU 2011-04 did not have a material effect on the Company’s financial condition and results of operations.

In June 2011, The FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, Topic 220. This ASU eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity.  The ASU instead permits an entity to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income.  Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented.  This ASU is to be applied retrospectively.  The Company adopted ASU-2011-05 in the first quarter of 2012.   The provisions of ASU 22011-05 did not have a material effect on the Company’s financial condition and results of operations.

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

Although we endeavor to minimize the credit risk inherent in the Company’s loan portfolio, we must necessarily make various assumptions and judgments about the collectability of the loan portfolio based on our experience and evaluation of economic conditions.  If such assumptions or judgments prove to be incorrect, the current allowance for loan losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income.  Over the last three years, the Company has recorded record provisions for loan losses due primarily to deteriorating quality of loans collateralized by real estate located in its principal market area.

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

Results of operations

The following represents management’s discussion and analysis of the financial condition of the Company at June 30, 2012 and December 31, 2011 and the results of operations for the Company for the three and six months ended June 30, 2012 and 2011.  This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly report.

Income Statement Analysis

Summary

For the three months ended June 30, 2012, the Company had a net loss of $(9,736,000) and net loss available to common shareholders of $(9,922,000), or $(2.33) per fully diluted share, compared to net income of $257,000 and net income available to common shareholders of $37,000, or $0.01 per fully diluted share, for the same period in 2011.  For the six months ended June 30, 2012, the Company had a net loss totaling $(11,137,000) and a net loss available to common shareholders of $(11,543,000), or $(2.72) per fully diluted share, compared to net income totaling $340,000 and a net loss available to common shareholders of $(99,000), or $(0.02) per share on a fully diluted share, for the same period in 2011.  This represents decreases in net income before payment of dividends of $(9,993,000) and $(11,476,000), for the three and six month periods, respectively.

The components of these decreases in net income before payment of dividends are presented following:

	Three Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2012

Decrease in net interest income	$(586,000)	$(1,204,000)
Increase in provision for loan losses	(5,760,000)	(6,492,000)
Increase in noninterest income	729,000	1,415,000
Increase in noninterest expense	(626,000)	(1,555,000)
Increase in tax expense	(3,750,000)	(3,640,000)

	$(9,993,000)	$(11,476,000)

Our profitability continues to be negatively affected by the continued stress on our borrowers and real estate values from the recessionary economy.  As a result, asset quality continues to be a concern and management is devoting substantial resources to problem asset resolution.  The increase in the provision for loan losses is discussed further under Asset quality and provision for loan losses.

Our cost of deposits declined from 1.74% for the second quarter of 2011 to 1.31% for the second quarter of 2012.  This decline in cost of deposits is a result of the repricing of higher cost certificates of deposit during low interest rate environment that has existed for the last three years as well as an effort to change our deposit mix so that we are not so dependent on higher cost deposits.  Our mortgage company’s profit increased in the first six months of 2012 compared to the same period of 2011 by $805,000 due to the mortgage company closing $140,359,000 in mortgage loans for the first two quarters of 2012 compared to $104,077,000 for the same period in 2011.

Net interest income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings.  Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholder’s equity.  Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.  The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax equivalent net interest income by average interest-earning assets.  Generally, the net interest margin will exceed the net interest spread because a portion of interest earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity.

Net interest income for the second quarter of $4,351,000 represents a decrease of $(586,000), or 12%, compared to the second quarter of 2011, and a decrease of $70,000, or 2%, compared to the first quarter of 2012.

Compared to the second quarter of 2011, average interest-earning assets for the second quarter of 2012 decreased by $54,559,000 or 10%.  The decrease in interest-earning assets was due primarily to decreases in portfolio loans of $34,106,000, investment securities of $19,655,000 and federal funds sold of $6,144,000, offset by increases in loans held for sale of $5,347,000.  The primary reason for the decline in our portfolio loans that are interest-earning was loan charge-offs as well as loans placed on nonaccrual status.  In addition to the decline in interest-earning assets, the average yield on interest-earning assets decreased to 4.89% for the second quarter of 2012 compared to 5.37% for the second quarter of 2011.  These declines resulted in a decline in interest income from the second quarter of 2011 to the second quarter of 2012 of $3,588,000, or 18%.

Average interest-bearing liabilities for the second quarter of 2012 decreased by $58,175,000 or 12%, compared to the second quarter of 2011.  The decrease in interest-bearing liabilities was due primarily to declines in average deposits of $57,207,000.  The average cost of interest-bearing liabilities decreased to 1.41% for the six months ended 2012 from 1.80% for the six months ended 2011.  The principal reason for the decrease in liability costs was the maintenance of short-term interest rates by the Federal Reserve.  The continuing low interest rates have allowed us to reduce our cost of funds as certificates of deposit and borrowings mature.  See our discussion of interest rate sensitivity below for more information.

The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial services industry to determine how profitably earning assets are funded.  Our net interest margin over the last several quarters is provided in the following table:

Net
Interest
Quarter Ended	Margin

June 30, 2011	3.65%
September 30, 2011	3.63%
December 31, 2011	3.38%
March 31, 2012	3.53%
June 30, 2012	3.65%

The net interest margin declined during 2011, primarily as a result of increasing nonaccrual loans.  Additionally our margin was compressed as our deposits generally do not reprice as quickly as our loans.  The improvement in net interest margin for the second quarter of 2012 compared to the first quarter of 2012 is a result of utilizing lower interest-earning assets, primarily federal funds sold, to fund a decrease in interest-bearing liabilities of $22,234,000.  As a result higher yielding loans represented 85% of total interest-bearing assets as compared to 83% for the first quarter of 2012.  However, given the continued depressed economy and the potential impact on interest income from new nonaccrual loans, no assurance can be provided that increases in the net interest margin will continue to occur.

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

Average Balance Sheets
(in thousands)

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$405,173	$5,448	5.39%	$443,722	$6,648	6.01%
Loans held for sale	16,122	166	4.13%	9,728	119	4.91%
Investment securities	36,243	215	2.38%	51,464	353	2.75%
Federal funds and other	20,060	12	0.24%	37,527	20	0.21%
Total interest earning assets	477,598	5,841	4.91%	542,441	7,140	5.28%

Allowance for loan losses and deferred fees	(14,161)			(7,709)
Cash and due from banks	13,796			13,577
Premises and equipment, net	26,428			27,386
Other assets	37,444			32,547

Total assets	$541,105			$608,242

Interest bearing deposits
Interest checking	$42,711	$36	0.34%	$37,513	$69	0.74%
Money market	68,860	70	0.41%	89,978	167	0.74%
Savings	17,752	22	0.50%	12,073	22	0.73%
Certificates	262,106	1,118	1.71%	317,615	1,647	2.08%
Total	391,429	1,246	1.28%	457,179	1,905	1.67%
Borrowings	44,941	244	2.18%	52,499	297	2.27%
Total interest bearing liabilities	436,370	1,490	1.37%	509,678	2,202	1.73%
Noninterest bearing deposits	64,405			46,130
Other liabilities	5,295			3,501
Total liabilities	506,070			559,309
Equity capital	35,034			48,933
Total liabilities and capital	$541,104			$608,242

Net interest income before provision for loan losses		$4,351			$4,938

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.54%			3.55%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.65%			3.65%

Average Balance Sheets
(in thousands)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$412,503	$11,217	5.47%	$446,609	$13,567	6.13%
Loans held for sale	14,616.52	297	4.08%	9,270	241	5.24%
Investment securities	33,775	366	2.18%	53,430	653	2.47%
Federal funds and other	29,358	32	0.22%	35,502	39	0.22%
Total interest earning assets	490,253	11,912	4.89%	544,811	14,500	5.37%

Allowance for loan losses and deferred fees	(13,020.42)			(7,510)
Cash and due from banks	14,553			6,826
Premises and equipment, net	26,569			27,420
Other assets	35,348			32,516

Total assets	$553,703			$604,063

Interest bearing deposits
Interest checking	$42,439	$76	0.36%	$35,469	$133	0.75%
Money market	71,141	146	0.41%	91,479	371	0.82%
Savings	16,969	43	0.51%	11,658	41	0.71%
Certificates	269,564	2,339	1.74%	318,714	3,400	2.15%
Total	400,114	2,604	1.31%	457,321	3,944	1.74%
Borrowings	47,180	535	2.28%	48,148	580	2.43%
Total interest bearing liabilities	447,294	3,139	1.41%	505,469	4,524	1.80%
Noninterest bearing deposits	63,808			45,187
Other liabilities	4,423			5,174
Total liabilities	515,525			555,830
Equity capital	38,177			48,234
Total liabilities and capital	$553,703			$604,064

Net interest income before provision for loan losses		$8,773			$9,976

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.48%			3.57%

Provision for loan losses

The provision for loan losses for the three months ended June 30, 2012 amounted to $6,660,000 compared to $900,000 for the three months ended June 30, 2011.  The provision for loan losses for the six months ended June 30, 2012 was $8,395,000 compared to $1,903,000 for the six months ended June 30, 2011.  These increases reflect the continued stress on our borrowers from the recessionary economy as well as recognition of declines in real estate values evidenced by current appraisals.  Asset quality continues to be a concern as there continues to be uncertainty in the economy.

Additionally, a significant portion of the provision for loan losses is based upon loan charge-off history over the last two years.  As charge-offs increased significantly during this period, the provision for loan losses based upon this history has significantly increased.

Noninterest income

Noninterest income increased from $2,406,000 for the three months ended June 30, 2011 to $3,135,000 for the three months ended June 30, 2012, an increase of $729,000, or 30%.  The increase in noninterest income is primarily a result of increases in gain on sale of loans of $555,000 and a gain on sale of securities of $99,000.  Noninterest income also increased from $4,443,000 for the first six months of 2011 to $5,858,000 for the first six months of 2012, an increase of $1,415,000, or 32%.  The increase in noninterest income is primarily a result of higher gains on sale of loans of $933,000 and gain on sale of securities of $201,000.

Noninterest expense

Noninterest expense for the three months ended June 30, 2012 was $6,681,000 compared to $6,055,000 for the three months ended June 30, 2011, an increase of $626,000, or 10%.  The more significant increases in noninterest expense occurred in expenses related to foreclosed real estate of $316,000 and salaries and benefits of $111,000.

Noninterest expense for the six months ended June 30, 2012 totaled $13,491,000, an increase of $1,555,000, or 13%, from $11,935,000 for the six months ended June 30, 2011.  Expenses related to foreclosed real estate increased by $972,000, salaries and benefits increased by $159,000, occupancy expense increased by $166,000 and loan underwriting expense increased by $170,000.

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

The net deferred tax asset is included in other assets on the balance sheet.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  The deferred tax assets are analyzed quarterly for changes affecting realization.  Management determined that as of December 31, 2011, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance on its net deferred tax asset of approximately $3,900,000.  At June 30, 2012, management continues to believe that the objective negative evidence represented by the Company’s continued losses in the second quarter outweighed the more subjective positive evidence and, as a result, recognized an addition to the valuation allowance on its net deferred tax asset of approximately $5,871,000.  The net operating losses available to offset future taxable income amounted to $11,600,000 at June 30, 2012 and expire through 2030.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded a franchise tax expense of $82,000 and $169,000 for the six months ended June 30, 2012 and 2011, respectively.

Balance Sheet Analysis

Our total assets decreased to $524,462,000 at June 30, 2012 from $581,704,000 at December 31, 2011, a decrease of $57,242,000, or 10%.  During the second quarter of 2012, liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) decreased by $29,147,000, loans held for sale increased by $3,561,000, net portfolio loans decreased by $33,646,000, and other real estate owned increased by $8,500,000.

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

The Company’s real estate loan portfolios, which represent approximately 73% of all loans, are secured by mortgages on real property located principally in the Commonwealth of Virginia.  Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral.  The Company’s commercial loan portfolio represents approximately 9% of all loans.  Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $2.5 million.  Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property.  The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.  The remainder of our loan portfolio is in consumer loans which represent .9% of the total.

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	June 30, 2012		December 31, 2012
	Amount	%	Amount	%
Construction and land development:
Residential	$7,442	1.89%	$7,906	1.85%
Commercial	55,828	14.20%	72,621	16.97%
Total construction and land development	63,270	16.09%	80,527	18.82%
Commercial real estate:
Farmland	2,447	0.62%	2,465	0.58%
Commercial real estate - owner occupied	100,149	25.48%	105,592	24.68%
Commercial real estate - non-owner occupied	55,891	14.22%	54,059	12.63%
Multifamily	6,960	1.77%	6,680	1.56%
Total commercial real estate	165,447	42.09%	168,796	39.45%
Consumer real estate:
Home equity lines	28,365	7.22%	30,687	7.17%
Secured by 1-4 family residential, secured by first deeds of trust	84,775	21.58%	93,219	21.79%
Secured by 1-4 family residential, secured by second deeds of trust	10,095	2.57%	12,042	2.81%
Total consumer real estate	123,235	31.37%	135,947	31.77%
Commercial and industrial loans (except those secured by real estate)	37,529	9.55%	37,734	8.82%
Consumer and other	3,554	0.90%	4,865	1.14%

Total Loans	393,035	100.0%	427,869	100.0%
Deferred loan cost (unearned income), net	752		768
Less: Allowance for loan losses	(14,866)		(16,071)

	$378,921		$412,566

The decline in our total loan portfolio is part of management’s strategy to decrease our level of assets to improve our regulatory capital ratios as well as reduce our overhead expenses.  In addition, loans totaling $12,098,000 were foreclosed on and $9,772,000 were charged-off.

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

The allowance for loan losses at June 30, 2012 was $14,866,000, compared to $16,071,000 at December 31, 2011.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at June 30, 2012 and December 31, 2011 was 3.78% and 3.75%, respectively.  The decrease in the allowance for loan losses for the first six months of 2012 was primarily a result of significant charge-offs recognized during the quarter for which specific provisions for loan losses had been previously provided.  We believe the amount of the allowance for loan losses at June 30, 2012 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (in thousands).

	Six Months Ended
	June 30,
	2012	2011

Beginning balance	$16,071	$7,312
Provision for loan losses	8,395	1,903
Charge-offs
Construction and land development
Residential	(795)	-
Commercial	(3,773)	-
Commercial real estate
Commercial real estate - owner occupied	(309)
Commercial real estate - non-owner occupied	(313)	(244)
Multifamily		(83)
Consumer real estate
Home equity lines	(292)	(924)
Secured by 1-4 family residential, secured by first deeds of trust	(2,589)
Secured by 1-4 family residential, secured by second deeds of trust	(197)	(35)
Commercial and industrial loans (except those secured by real estate)	(1,156)	(593)
Consumer and other	(402)	(93)
	(9,827)	(1,972)
Recoveries
Construction and land development
Residential	1
Commercial	1	10
Consumer real estate
Home equity lines	1	1
Secured by 1-4 family residential, secured by first deeds of trust	81
Secured by 1-4 family residential, secured by second deeds of trust	5
Commercial and industrial loans (except those secured by real estate)	134	2
Consumer and other	3	-
	226	13
Net charge-offs	(9,601)	(1,959)

Ending balance	$14,866	$7,256

Loans outstanding at end of period(1)	$393,787	$443,710
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of period	3.78%	1.64%

Average loans outstanding for the year(1)	$405,173	$446,609
Ratio of net charge-offs to average loans
outstanding for the period	2.37%	0.44%

(1) Loans are net of unearned income.

The allowance for loan losses as a percentage of net loans increased from 1.64% at June 30, 2011 to 3.78% at June 30, 2012 primarily as a result of a decline in asset quality caused by the continued recessionary economy.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands).

	June 30,	December 31,	June 30,
	2012	2011	2011

Nonaccrual loans	$56,632	$48,097	$17,901
Foreclosed properties	17,677	9,177	11,982
Total nonperforming assets	$74,309	$57,274	$29,883

Restructured loans still accruing	$12,655	$16,411	$25,130

Loans past due 90 days and still accruing
(not included in nonaccrual loans above)	$199	$1,172	$843

Nonperforming assets to loans at end of period(1)	18.9%	13.4%	6.7%

Nonperforming assets to total assets	14.1%	9.8%	4.9%

Allowance for loan losses to nonaccrual loans	26.3%	33.4%	40.5%

(1) Loans are net of deferred fees and costs.

The following table presents an analysis of the changes in nonperforming assets for the six months ended June 30, 2012 (dollars in thousands).

	Nonaccrual
	Loans	OREO	Total

Balance December 31, 2011	$48,097	$9,177	$57,274
Additions, net	34,133	-	34,133
Transfers to OREO	(12,098)	12,098	-
Repayments	(3,728)	-	(3,728)
Charge-offs	(9,772)	(2,417)	(12,189)
Sales	-	(1,181)	(1,181)

Balance June 30, 2012	$56,632	$17,677	$74,309

The significant increase in nonaccrual loans during the first quarter of 2012 was a result of defaults and restructuring of larger real estate loans related to acquisition, construction, land development and commercial real estate.  Until a nonperforming restructured loan has performed in accordance with its restructured terms for a minimum of six months, it will remain on nonaccrual status.

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

Of the total nonaccrual loans of $56,632,000 at June 30, 2012 that were considered impaired, 48 loans totaling $21,890,000 had specific allowances for loan losses totaling $6,106,000.  This compares to $48,097,000 in nonaccrual loans at December 31, 2011 of which 47 loans totaling $30,034,000 had specific allowances for loan losses of $5,034,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $2,018,000 and $2,015,000 for the six months ended June 30, 2012 and 2011, respectively.

Deposits

Deposits as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%

Noninterest bearing demand	$64,348,408	14.29%	$66,534,956	13.70%
Interest checking accounts	43,542,588	9.67%	40,237,146	8.29%
Money market accounts	65,933,468	14.64%	75,487,907	15.55%
Savings accounts	18,688,852	4.15%	15,166,012	3.12%
Time deposits of $100,000 and over	117,110,398	26.00%	129,436,270	26.66%
Other time deposits	140,796,194	31.25%	158,658,761	32.68%

Total	$450,419,908	100.00%	$485,521,052	100.00%

Total deposits decreased by $35,101,000, or 7.2%, from $485,521,000 at December 31, 2011 to $450,410,000 at June 30, 2012, as compared to an increase of $6,965,000, or 1.4%, during the first six months of 2011.  Checking and savings accounts increased by $4,642,000, money market accounts decreased by $9,554,000 and time deposits decreased by $30,188,000.  The decline in time deposits was a direct result of repricing maturing time deposits at rates below market for noncore depositors.  The cost of our interest-bearing deposits declined to 1.31% for the first six months of 2012 compared to 1.74% for the first six months of 2011.

While the mix of our deposits continues to be weighted toward time deposits, such deposits represent only 57% of total deposits at June 30, 2012 and 59% at December 31, 2011.  As our branch network has increased and is more convenient to a larger segment of our targeted customer base, we have experienced a move to a higher percentage of our deposits in checking accounts.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $29,000,000 and $37,750,000 at June 30, 2012 and December 31, 2011 respectively.  The FHLB advances are secured by the pledge of residential mortgage loans, investment securities and our FHLB stock.

Capital resources

Stockholders’ equity at June 30, 2012 was $25,054,000, compared to $36,248,000 at December 31, 2011.  On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the TARP Program).  The TARP Program is a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers.  Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 499,030 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Capital Purchase Program carries a 5% dividend for each of the first 5 years of the investment, and 9% thereafter, unless the shares are redeemed by the Company.  The $(7,312,000) decrease in equity during the first six months of 2012 was primarily due to the net loss of $(7,255,000).

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

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the TARP program preferred stock or trust preferred capital notes without prior regulatory approval.  In addition, the Consent Order with the FDIC and BFI provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction in capital, without regulatory approval.  At June 30, 2012, the Company’s total accrued but deferred payment on TARP dividend payments was $982,533 and interest payments on trust preferred capital notes was $449,376.

In June 2012 as a result of the unpaid dividends, Treasury requested that an observer appointed by Treasury be allowed to attend the Company’s meetings of its board of directors.  The observer will start attending board meetings commencing in August 2012.  Treasury has the contractual right to nominate up to two members to the board of directors upon the Company’s sixth deferred dividend payment.  The Company has deferred five dividend payments as of June 30, 2012 and expects to defer its sixth dividend payment due August 15, 2012.  However, Treasury has not indicated at this time it will nominate two directors to our board if we missed the sixth dividend payment date.

The following table presents the composition of regulatory capital and the capital ratios for the Company at the dates indicated (dollars in thousands).

	June 30,	December 31,
	2012	2011

Tier 1 capital
Preferred stock	$59	$59
Common stock	17,007	16,974
Additional paid-in capital	40,704	40,732
Retained earnings (deficit)	(33,438)	(21,896)
Warrant Surplus	732	732
Discount on preferred stock	(273)	(346)
Qualifying trust preferred securities	8,764	8,764
Less intangible assets	(442)	(491)
Disallowed Deferred tax asset	(186)	(2,125)
Total equity	32,927	42,403
Total Tier 1 capital	32,927	42,403

Tier 2 capital
Allowance for loan losses	5,375	5,629
Total Tier 2 capital	5,375	5,629

Total risk-based capital	38,302	48,032

Risk-weighted assets	$420,480	$439,873

Average assets	$535,938	$578,330

Capital ratios
Leverage ratio (Tier 1 capital to
average assets)	6.14%	7.33%
Tier 1 capital to risk-weighted assets	7.83%	9.64%
Total capital to risk-weighted assets	9.11%	10.92%
Equity to total assets	4.78%	6.23%

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands).

	June 30,	December 31,
	2012	2011

Tier 1 capital
Common stock	6,849	6,849
Additional paid-in capital	53,905	53,899
Retained earnings (deficit)	(29,954)	(20,436)
Less intangible assets	(442)	(491)
Disallowed Deferred tax asset	-	(846)
Total equity	30,358	38,975
Total Tier 1 capital	30,358	38,975

Tier 2 capital
Allowance for loan losses	5,351	5,555
Total Tier 2 capital	5,351	5,555

Total risk-based capital	35,709	44,530

Risk-weighted assets	$418,540	$433,892

Average assets	$532,850	$603,758

Capital ratios
Leverage ratio (Tier 1 capital to
average assets)	5.70%	6.46%
Tier 1 capital to risk-weighted assets	7.25%	8.98%
Total capital to risk-weighted assets	8.53%	10.26%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  The Bank met the criteria to be categorized as an “adequately capitalized” institution as of June 30, 2012 and “well capitalized” as of December 31, 2011.  However, due to the minimum capital ratios required by the Consent Order, the Bank currently is considered “adequately capitalized”.  The Consent Order requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 11%.  At June 30, 2012, the Bank’s leverage ratio was 5.70% and the total capital to risk weighted assets ratio was 8.53%.  As required by the Consent Order, the Bank has provided a capital plan to the FDIC and BFI that demonstrates how the Bank will come into compliance with the required minimum capital ratios set forth in the Consent Order.  When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29.  In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

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

At June 30, 2012, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $63,802,000, or 12% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $5,553,000 of these securities are pledged against retail sweep accounts.  Therefore, the related borrowings would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.  Liquid assets declined by approximately $29,147,000 during the six months ended June 30, 2012 primarily as a result of the decline in deposits discussed previously.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain two federal funds lines of credit with correspondent banks totaling $22 million for which there were no borrowings against the lines at June 30, 2012.

At June 30, 2012, we had commitments to originate $68,871,000 of loans.  Fixed commitments to incur capital expenditures were less than $25,000 at June 30, 2012.  Certificates of deposit scheduled to mature in the 12-month period ending June 30, 2013 totaled $114,048,000.  We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at June 30, 2012.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Village Bank and Trust Financial Corp.
Interest Rate Sensitivity GAP Analysis
June 30, 2012
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$20,998	$11,810	$11,613	$30,277	$82,176	$156,874
Variable rate	79,103	7,171	17,620	32,825	99,442	236,161
Investment securities	-	3		-	36,693	36,696
Loans held for sale	19,730	-	-	-	-	19,730
Federal funds sold	3,835	-	-	-	-	3,835

Total rate sensitive assets	123,666	18,984	29,233	63,102	218,311	453,296
Cumulative rate sensitive assets	123,666	142,650	171,883	234,985	453,296

Interest Rate Sensitive Liabilities
Interest checking (2)	-	-	-	43,543	-	43,543
Money market accounts	65,933	-	-	-	-	65,933
Savings (2)	-	-	-	18,689	-	18,689
Certificates of deposit	23,913	53,193	36,942	82,454	61,405	257,907
FHLB advances	1,000	-	5,000	20,000	3,000	29,000
Trust Preferred Securities	-	-	-		8,764	8,764
Other borrowings	5,062	-	-	-	-	5,062

Total rate sensitive liabilities	95,908	53,193	41,942	164,686	73,169	428,898
Cumulative rate sensitive liabilities	95,908	149,101	191,043	355,729	428,898

Rate sensitivity gap for period	$27,758	$(34,209)	$(12,709)	$(101,584)	$145,142	$24,398
Cumulative rate sensitivity gap	$27,758	$(6,451)	$(19,160)	$(120,744)	$24,398

Ratio of cumulative gap to total assets	5.3%	(1.2)%	(3.7)%	(23.0)%	4.7%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	128.9%	95.7%	90.0%	66.1%	105.7%
Ratio of cumulative gap to cumulative
rate sensitive assets	22.4%	(4.5)%	(11.1)%	(51.4)%	5.4%

(1) Includes nonaccrual loans of approximately $56,632,000, which are spread throughout the categories.
(2) Management believes that interest checking and savings accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "13 to 36 months" category.

At June 30, 2012, our balance sheet is asset sensitive for the first three months, meaning that our assets reprice more quickly than our liabilities during that period, and liability sensitive for the next thirty-three months, meaning that our liabilities will reprice more quickly than our assets during that period, with a ratio of cumulative gap to total assets ranging from a positive gap of 5.3% for the first three months to a negative gap of (23.0)% for thirteen to thirty six month period.  A negative gap can adversely affect earnings in periods of increasing interest rates.  Given the Federal Reserve’s recent announcement that it will maintain short-term interest rates at current levels until the end of 2014, we do not expect interest rates to increase in the foreseeable future.  However, we believe our balance sheet should be asset sensitive and, accordingly, we have adopted pricing policies to lengthen the maturities/repricing of our liabilities relative to the maturities/pricing of our assets.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income.  Management determined that as of December 31, 2011 and June 30, 2012, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance of $3,929,000 and $10,277,000 on its net deferred tax asset respectively.

New accounting standards

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The Company adopted ASU 2011-04, which generally aligns the principles of fair value measurements with International Financial Reporting Standards (IFRSs), in its consolidated financial statements in the first quarter 2012. The provisions of ASU 2011-04 clarify the application of existing fair value measurement requirements, and expand the disclosure requirements for fair value measurements. The increased provisions of ASU 2011-04 did not have a material effect on the Company’s financial condition and results of operations.

In June 2011, The FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, Topic 220. This ASU eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity.  The ASU instead permits an entity to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income.  Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented.  This ASU is to be applied retrospectively.  The Company adopted ASU-2011-05 in the first quarter of 2012.   The provisions of ASU 22011-05 did not have a material effect on the Company’s financial condition and results of operations.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2012.  Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2012 due to insufficient time to test the policies and procedures described below which were implemented during the quarter to remediate the material weakness disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company’s management believes the control enhancements described above are sufficient to remediate the material weakness identified. However, as noted above, insufficient time to test the remediation has not yet occurred and therefore management is unable to conclude they are effective at June 30, 2012. Other than the remedial measures noted above, there were no changes in internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

In consideration of our agreements with our regulators, which require regulatory approval to make dividend payments on our preferred stock, the Company notified the U.S. Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Preferred Stock.  The total arrearage on such preferred stock as of June 30, 2012 was $982,533.

ITEM 4 – MINE SAFETY DISCOLOSURES

None

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

10.1
Written Agreement by and between Village Bank and Trust Financial Corp. and the Federal Reserve Bank of Richmond, dated June 26, 2012 (attached as Exhibit 10.1 to the Company’s current report on Form 8-K filed July 2, 2012 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.
(Registrant)

Date:	August 14, 2012	By:	/s/ Thomas W. Winfree
Thomas W. Winfree
President and
Chief Executive Officer

Date:	August 14, 2012	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Document

10.1	Written Agreement by and between Village Bank and Trust Financial Corp. and the Federal Reserve Bank of Richmond, dated June 26, 2012 (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 2, 2012 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.