Form 10-Q
period 2012-09-30
Village Bank & Trust Financial Corp.
filed 2012-11-13
CIK 1290476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
4,251,795 shares of common stock, $4.00 par value, outstanding as of November 3, 2012

Village Bank and Trust Financial Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
September 30, 2012 (Unaudited) and December 31, 2011

	September 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$26,064,313	$55,557,541
Federal funds sold	154,012	7,228,475
Total cash and cash equivalents	26,218,325	62,786,016
Investment securities available for sale	33,415,951	30,163,292
Loans held for sale	22,526,733	16,168,405
Loans
Outstandings	374,350,768	427,870,716
Allowance for loan losses	(12,055,844)	(16,071,424)
Deferred fees and costs	776,064	767,775
	363,070,988	412,567,067
Premises and equipment, net	26,071,219	26,826,524
Accrued interest receivable	1,800,872	2,046,524
Bank owned life insurance	6,525,838	6,065,305
Other real estate owned	20,575,964	9,177,167
Restricted equity securities	2,511,786	2,989,286
Other assets	5,582,300	12,914,733

	$508,299,976	$581,704,319

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$58,469,352	$66,534,956
Interest bearing	376,672,785	418,986,096
	435,142,137	485,521,052
Federal Home Loan Bank advances	28,000,000	37,750,000
Long-term debt - trust preferred securities	8,764,000	8,764,000
Other borrowings	5,351,393	5,778,661
Accrued interest payable	816,390	592,283
Other liabilities	6,128,731	7,050,681
Total liabilities	484,202,651	545,456,677

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference	58,952	58,952
1,000,000 shares authorized, 14,738 shares issued and outstanding
Common stock, $4 par value - 10,000,000 shares issued and outstanding
4,251,795 shares issued and outstanding at September 30, 2012
4,243,378 shares issued and outstanding at December 31, 2011	17,007,180	16,973,512
Additional paid-in capital	40,705,016	40,732,178
Retained earnings (deficit)	(34,026,317)	(21,895,557)
Preferred stock warrant	732,479	732,479
Discount on preferred stock	(236,004)	(346,473)
Accumulated other comprehensive income (loss)	(143,981)	(7,449)
Total stockholders' equity	24,097,325	36,247,642

	$508,299,976	$581,704,319

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income
Loans	$5,488,927	$6,586,170	$17,002,398	$20,394,359
Investment securities	166,684	356,893	532,229	1,010,017
Federal funds sold	11,570	19,464	44,123	58,268
Total interest income	5,667,181	6,962,527	17,578,750	21,462,644

Interest expense
Deposits	1,187,060	1,693,205	3,791,427	5,638,873
Borrowed funds	263,747	305,307	798,868	885,156
Total interest expense	1,450,807	1,998,512	4,590,295	6,524,029

Net interest income	4,216,374	4,964,015	12,988,455	14,938,615
Provision for loan losses	700,000	9,507,884	9,095,000	11,410,884
Net interest income after provision
for loan losses	3,516,374	(4,543,869)	3,893,455	3,527,731

Noninterest income
Service charges and fees	604,377	495,165	1,652,355	1,366,547
Gain on sale of loans	2,394,138	1,724,730	6,336,030	4,733,648
Gain (loss) on sale of securities	556,805	108,473	820,482	171,617
Rental income	187,839	168,311	557,920	484,540
Other	285,723	100,804	497,927	303,348
Total noninterest income	4,028,882	2,597,483	9,864,714	7,059,700

Noninterest expense
Salaries and benefits	3,484,073	3,060,285	9,888,166	9,305,684
Occupancy	513,278	540,929	1,579,976	1,552,537
Equipment	231,556	224,334	710,522	668,554
Supplies	125,514	98,621	322,727	324,565
Professional and outside services	708,554	599,893	2,077,845	1,689,339
Advertising and marketing	48,362	84,740	172,408	319,163
Expenses related to foreclosed real estate	1,724,348	387,666	3,520,971	1,211,878
Other operating expenses	915,333	973,426	2,946,054	2,850,734
Total noninterest expense	7,751,018	5,969,894	21,218,669	17,922,454

Net loss before income taxes	(205,762)	(7,916,280)	(7,460,500)	(7,335,023)
Income tax expense (benefit)	161,315	(2,671,535)	4,043,229	(2,429,829)

Net income (loss)	(367,077)	(5,244,745)	(11,503,729)	(4,905,194)

Preferred stock dividends and amortization of discount	221,142	222,281	627,031	660,508

Net loss available to common shareholders	$(588,219)	$(5,467,026)	$(12,130,760)	$(5,565,702)

Earnings (loss) per share, basic	$(0.14)	$(1.29)	$(2.85)	$(1.31)
Earnings (loss) per share, diluted	$(0.14)	$(1.29)	$(2.85)	$(1.31)

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Changes in Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	For the Three Months Ended September 30,
	2012			2011
		Tax			Tax
		Expense			Expense
	Amount	(Benefit)	Total	Amount	(Benefit)	Total

Net income (loss)	$(205,762)	$161,315	$(367,077)	$(7,916,280)	$(2,671,535)	$(5,244,745)
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	(62,063)	(21,101)	(40,962)	640,049	217,617	422,432
Reclassification adjustment realized in income	(556,805)	(189,314)	(367,491)	(108,473)	(36,881)	(71,592)
Minimum pension adjustment	3,250	1,105	2,145	3,250	1,105	2,145
Total other comprehensive income (loss)	(615,618)	(209,310)	(406,308)	534,826	181,841	352,985

Total comprehensive income (loss)	$(821,380)	$(47,995)	$(773,385)	$(7,381,454)	$(2,489,694)	$(4,891,760)

	For the Nine Months Ended September 30,
	2012			2011

		Tax			Tax
		Expense			Expense
	Amount	(Benefit)	Total	Amount	(Benefit)	Total

Net Income (loss)	$(7,460,500)	$4,043,229	$(11,503,729)	$(7,335,023)	$(2,429,829)	$(4,905,194)
Other comprehensive income (loss)
Unrealized holding gains arising during the period	603,865	205,314	398,551	1,744,020	592,967	1,151,053
Reclassification adjustment realized in income	(820,482)	(278,964)	(541,518)	(171,617)	(58,350)	(113,267)
Minimum pension adjustment	9,750	3,315	6,435	9,750	3,315	6,435
Total other comprehensive income (loss)	(206,867)	(70,335)	(136,532)	1,582,153	537,932	1,044,221

Total comprehensive income (loss)	$(7,667,367)	$3,972,894	$(11,640,261)	$(5,752,870)	$(1,891,897)	$(3,860,973)

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2012 and 2011
(Unaudited)

							Accumulated
			Additional	Retained		Discount on	Other
	Preferred	Common	Paid-in	Earnings		Preferred	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Stock	Income (loss)	Total

Balance, December 31, 2011	$58,952	$16,973,512	$40,732,178	$(21,895,557)	$732,479	$(346,473)	$(7,449)	$36,247,642
Amortization of preferred stock							-	-
discount	-			(110,469)	-	110,469		-
Preferred stock dividend	-	-	-	(516,562)	-	-	-	(516,562)
Issuance of common stock	-	33,668	(33,668)	-	-	-	-	-
Stock based compensation			6,506					6,506
Minimum pension adjustment
(net of income taxes of $2,917)	-	-	-	-	-	-	6,435	6,435
Net income (loss)	-	-	-	(11,503,729)	-	-	-	(11,503,729)
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	(142,967)	(142,967)

Balance, September 30, 2012	$58,952	$17,007,180	$40,705,016	$(34,026,317)	$732,479	$(236,004)	$(143,981)	$24,097,325

Balance, December 31, 2010	$58,952	$16,953,664	$40,633,581	$(9,192,552)	$732,479	$(492,456)	$(373,474)	$48,320,194
Amortization of preferred stock							-	-
discount	-	-		(109,348)	-	109,348		-
Preferred stock dividend	-	-		(551,160)	-	-	-	(551,160)
Issuance of common stock	-	19,848	(19,848)	-	-	-	-	-
Stock based compensation			88,835					88,835
Minimum pension adjustment								-
(net of income taxes of $3,315)	-	-	-	-	-	-	6,435	6,435
Net income (loss)	-	-	-	(4,905,194)	-	-	-	(4,905,194)
Change in unrealized gain on
investment securities available-for-sale
net of reclassification and tax effect	-	-	-	-	-	-	1,037,786	1,037,786

Balance, September 30, 2011	$58,952	$16,973,512	$40,702,568	$(14,758,254)	$732,479	$(383,108)	$670,747	$43,996,896

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$(11,503,729)	$(4,905,194)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	1,030,061	1,065,855
Deferred income taxes	(6,584,167)	(3,710,085)
Valuation allowance on deferred tax asset	10,513,053	-
Provision for loan losses	9,095,000	11,410,884
Write-down of other real estate owned	1,157,613	546,331
Gain on securities sold	(820,483)	(172,994)
Gain on loans sold	(6,336,030)	(4,733,648)
Loss on sale of other real estate owned	137,252	239,532
Stock compensation expense	6,506	88,835
Proceeds from sale of mortgage loans	224,700,116	175,498,993
Origination of mortgage loans for sale	(224,722,414)	(164,679,796)
Amortization of premiums and accrection of discounts on securities, net	237,964	106,229
(Increase) decrease in interest receivable	245,652	(13,360)
Increase in bank owned life insurance	(460,533)	(147,399)
Decrease in other assets	3,961,133	(117,566)
Increase in interest payable	224,107	109,479
Decrease in other liabilities	(1,438,512)	2,623,546
Net cash provided by (used in) operating activities	(557,411)	13,209,642

Cash Flows from Investing Activities
Purchases of available for sale securities	(62,813,678)	(76,141,951)
Proceeds from the sale or calls of available for sale securities	57,581,103	803,100
Proceeds from maturities and principal payments of available for sale securities	2,345,817	73,883,951
Net decrease in loans	25,205,931	10,462,525
Proceeds from sale of other real estate owned	2,501,486	5,155,942
Purchases of premises and equipment	(274,756)	(735,137)
Net cash provided by investing activities	24,545,903	13,428,430

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(50,378,915)	5,159,007
Net increase (decrease) in Federal Home Loan Bank Advances	(9,750,000)	9,000,000
Net increase (decrease) in other borrowings	(427,268)	941,972
Net cash provided by (used in) financing activities	(60,556,183)	15,100,979

Net increase (decrease) in cash and cash equivalents	(36,567,691)	41,739,051
Cash and cash equivalents, beginning of period	62,786,016	12,012,311

Cash and cash equivalents, end of period	$26,218,325	$53,751,362

Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$15,195,148	$2,714,621
Dividends on preferred stock accrued	$516,562	$551,160

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.

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

Note 3 - Earnings (loss) per common share

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator
Net income (loss) - basic and diluted	$(367,077)	$(5,244,745)	$(11,503,729)	$(4,905,194)
Preferred stock dividend and accretion	221,142	222,281	627,031	660,508
Net income (loss) available to common
shareholders	$(588,219)	$(5,467,026)	$(12,130,760)	$(5,565,702)

Denominator
Weighted average shares outstanding - basic	4,250,990	4,243,378	4,250,990	4,242,905
Dilutive effect of common stock options and
restricted stock awards	-	-	-	-

Weighted average shares outstanding - diluted	4,250,990	4,243,378	4,250,990	4,242,905

Earnings (loss) per share - basic and diluted
Earnings (loss) per share - basic	$(0.14)	$(1.29)	$(2.85)	$(1.31)
Effect of dilutive common stock options	-	-	-	-

Earnings (loss) per share - diluted	$(0.14)	$(1.29)	$(2.85)	$(1.31)

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented.  Stock options for 266,530 shares of common stock were not included in computing diluted earnings per share for the three and nine months ended September 30, 2012 because their effects were anti-dilutive.  Warrants for 499,029 shares of common stock were not included in computing earnings per share in 2012 and 2011 because their effects were also anti-dilutive.

Note 4 – Investment securities available for sale

At September 30, 2012 and December 31, 2011, all of our securities were classified as available-for-sale.  The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands).

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
September 30, 2012

US Government Agencies
More than ten years	$14,500	$16,985	$31	$(62)	$16,953	2.57%

Mortgage-backed securities
More than ten years	2,068	2,177	2	(17)	2,162	0.80%
Total	2,068	2,177	2	(17)	2,162	0.80%

Municipals
One to five years	1,000	1,105	-	(20)	1,085	3.25%
Five to ten years	1,500	1,748	1	-	1,749	2.33%
More than ten years	7,280	8,500	8	(38)	8,470	2.86%
Total	9,780	11,353	9	(58)	11,304	2.81%

US Treasury Notes
Five to ten years	3,000	2,973	24	-	2,997	1.73%

Total investment securities	$29,348	$33,487	$66	$(137)	$33,416	2.46%

December 31, 2011

US Government Agencies
More than ten years	$2,000	$2,000	$1	$-	$2,001	3.81%

Mortgage-backed securities
One to five years	11	11	-	-	11	0.01%
More than ten years	19,870	20,621	220	(49)	20,792	1.83%
Total	19,881	20,632	220	(49)	20,803	1.83%

Other investments
More than ten years	7,356	7,386	-	(27)	7,359	0.55%

Total investment securities	$29,237	$30,018	$221	$(76)	$30,163	1.65%

Investment securities available for sale that have an unrealized loss position at September 30, 2012 and December 31, 2011 are detailed below (dollars in thousands).

	Securities in a loss		Securities in a loss
	Position for less than		Position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
September 30, 2012
Investment Securities
available for sale
US Treasuries	$9,132	$(62)	$-	$-	$9,132	$(62)
Municipals	8,319	(58)	-	-	8,319	(58)
Mortgage-backed securities	1,979	(17)	-	-	1,979	(17)

Total	$19,430	$(137)	$-	$-	$19,430	$(137)

December 31, 2011
Investment Securities
available for sale
US Treasuries	$7,358	$(27)	$-	$-	$7,358	$(27)
Mortgage-backed securities	10,221	(47)	205	(2)	10,426	(49)

Total	$17,579	$(74)	$205	$(2)	$17,784	$(76)

Management does not believe that any individual unrealized loss as of September 30, 2012 and December 31, 2011 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates.  As of September 30, 2012, management does not have the intent to sell any of the securities classified as available for sale and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

Note 5 – Loans and allowance for loan losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands).

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
Construction and land development
Residential	$4,938	1%	$7,906	2%
Commercial	48,416	13%	72,621	17%
Total	53,354	14%	80,527	19%
Commercial real estate
Farmland	2,591	1%	2,465	1%
Commercial real estate
Owner occupied	97,187	25%	105,592	24%
Non-owner occupied	55,295	15%	54,059	13%
Multifamily	7,569	2%	6,680	2%
Total	162,642	43%	168,796	39%
Consumer real estate
Home equity lines	26,712	7%	30,687	7%
Secured by 1-4 family residential
Secured by first deed of trust	82,487	22%	93,219	22%
Secured by second deed of trust	9,892	3%	12,042	3%
Total	119,091	32%	135,948	32%
Commercial and industrial loans
(except those secured by real estate)	35,966	10%	37,734	9%

Consumer and other	3,298	1%	4,865	1%

Total loans	374,351	100%	427,870	100%
Deferred fees and costs	776		768
Allowance for loan losses	(12,056)		(16,071)

	$363,071		$412,567

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

The following tables provide information on the risk rating of loans at the dates indicated:

	September 30, 2012
	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Construction and land development
Residential	$4,074,705	$671,709	$191,544	$-	$4,937,958
Commercial	26,816,617	5,516,377	15,731,836	350,984	48,415,814
Total	30,891,322	6,188,086	15,923,380	350,984	53,353,772

Commercial real estate
Farmland	1,541,788		1,049,489	-	2,591,277
Commercial real estate
Owner occupied	69,783,788	8,412,897	18,770,066	220,195	97,186,946
Non-owner occupird	25,558,925	12,118,805	17,616,609	-	55,294,339
Multifamily	4,652,304	1,751,451	1,165,284	-	7,569,039
Total	101,536,805	22,283,153	38,601,448	220,195	162,641,601

Consumer real estate
Home equity lines	21,960,295	1,889,385	2,805,308	57,000	26,711,988
Secured by 1-4 family residential
Secured by first deed of trust	54,705,786	10,670,351	17,110,672	-	82,486,809
Secured by second deed of trust	7,866,200	455,326	1,570,968	-	9,892,494
Total	84,532,281	13,015,062	21,486,948	57,000	119,091,291

Commercial and industrial loans
(except those secured by real estate)	28,469,590	1,626,538	5,217,585	652,480	35,966,193

Consumer and other	2,936,909	206,052	154,950	-	3,297,911

Total loans	$248,366,907	$43,318,891	$81,384,311	$1,280,659	$374,350,768

	December 31, 2011

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
Construction and land development:
Residential
Commercial	4,943,061		2,963,404	-	$7,906,465
Total construction and land development	44,315,474	-	28,305,063	-	72,620,537
	49,258,535	-	31,268,467	-	80,527,002
Commercial real estate:
Farmland
Commercial real estate - owner occupied	2,464,981	-	-	-	2,464,981
Commercial real estate - non-owner occupied	46,958,816	16,352,920	42,280,412	-	105,592,148
Multifamily	37,581,904	3,036,887	13,440,358	-	54,059,149
Total commercial real estate	5,511,882	-	1,167,446	-	6,679,328
	92,517,583	19,389,807	56,888,216	-	168,795,606
Consumer real estate:
Home equity lines
Secured by 1-4 family residential, secured by first deeds of trust	26,403,850	1,373,002	2,910,374	-	30,687,226
Secured by 1-4 family residential, secured by second deeds of trust	80,670,887	6,052,128	6,495,783	-	93,218,798
Total consumer real estate	9,960,928	706,484	1,374,651	-	12,042,063
	117,035,665	8,131,614	10,780,808	-	135,948,087
Commercial and industrial loans (except those secured by real estate)
	31,322,834	4,289,037	2,122,645	-	37,734,516
Consumer and other
	3,508,768	384,387	972,350	-	4,865,505
Total Loans
	293,643,385	32,194,845	102,032,486	-	427,870,716

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated:

	September 30, 2012
							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Construction and land development
Residential	$-	$-	$-	$-	$4,937,958	$4,937,958	$-
Commercial	11,291	449,955	-	461,246	47,954,568	48,415,814	-
Total	11,291	449,955	-	461,246	52,892,526	53,353,772	-

Commercial real estate
Farmland	-	-	-	-	2,591,277	2,591,277	-
Commercial real estate	-	379,961	-	379,961	96,806,985	97,186,946	-
Owner occupied	-	718,354	-	718,354	54,575,985	55,294,339	-
Non-owner occupied
Multifamily	-	-	-	-	7,569,039	7,569,039	-
Total	-	1,098,315	-	1,098,315	161,543,286	162,641,601	-

Consumer real estate
Home equity lines	188,130	782,639	97,158	1,067,927	25,644,061	26,711,988	97,158
Secured by 1-4 family residential
Secured by first deed of trust	2,204,913	707,010	369,792	3,281,715	79,205,094	82,486,809	369,792
Secured by second deed of trust	-	106,287	-	106,287	9,786,207	9,892,494	-
Total	2,393,043	1,595,936	466,950	4,455,929	114,635,362	119,091,291	466,950

Commercial and industrial loans
(except those secured by real estate)	68,652	357,954	15,418	442,024	35,524,169	35,966,193	15,418

Consumer and other	16,998	3,000	-	19,998	3,277,913	3,297,911	-

Total loans	$2,489,984	$3,505,160	$482,368	$6,477,512	$367,873,256	$374,350,768	$482,368

	December 31, 2011
							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Construction and land development
Residential	$575,200	$251,799	$-	$826,999	$7,079,466	$7,906,465	$-
Commercial	1,367,360	408,000	36,770	1,812,130	70,808,407	72,620,537	36,770
Total	1,942,560	659,799	36,770	2,639,129	77,887,873	80,527,002	36,770

Commercial real estate
Farmland	-	-	-	-	2,464,981	2,464,981	-
Commercial real estate
Owner occupied	598,006	36,972	-	634,978	104,957,170	105,592,148	-
Non-owner occupied	55,709	673,561	-	729,270	53,329,879	54,059,149	-
Multifamily	111,571	255,196	-	366,767	6,312,561	6,679,328	-
Total	765,286	965,729	-	1,731,015	167,064,591	168,795,606	-

Consumer real estate:
Home equity lines	323,349	99,494	299,783	722,626	29,964,600	30,687,226	299,783
Secured by 1-4 family residential
Secured by first deed of trust	985,116	1,572,973	624,740	3,182,829	90,035,969	93,218,798	624,740
Secured by second deed of trust	12,673	132,928	156,026	301,627	11,740,436	12,042,063	156,026
Total	1,321,138	1,805,395	1,080,549	4,207,082	131,741,005	135,948,087	1,080,549

Commercial and industrial loans
(except those secured by real estate)	46,392	3,313	54,918	104,623	37,629,893	37,734,516	54,918

Consumer and other	59,697	3,176	-	62,873	4,802,632	4,865,505	-

Total loans	$4,135,073	$3,437,412	$1,172,237	$8,744,722	$419,125,994	$427,870,716	$1,172,237

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired then a specific reserve is established for the amount of impairment.  Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  September 30, 2012 and December 31, 2011 impaired loans are set forth in the following table.

	September 30, 2012

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded
Construction and land development
Residential	$191,544	$471,544	$-
Commercial	9,219,142	15,132,049	-
Total	9,410,686	15,603,593	-
Commercial real estate
Farmland	1,049,489	1,049,489	-
Commercial real estate - owner occupied	8,484,371	8,514,955	-
Commercial real estate - non-owner occupied	12,915,719	13,061,948	-
Multifamily	1,574,878	1,574,878	-
Total	24,024,457	24,201,270	-
Consumer real estate
Home equity lines	1,175,230	1,307,554	-
Secured by 1-4 family residential, secured by first deeds of trust	9,328,458	10,460,195	-
Secured by 1-4 family residential, secured by second deeds of trust	640,995	864,571	-
Total	11,144,683	12,632,320	-
Commercial and industrial loans (except those secured by real estate)	748,040	1,535,397	-
Consumer and other	52,019	52,019	-
	$45,379,885	$54,024,599	$-

With an allowance recorded
Construction and land development
Residential	$-	$-	$-
Commercial	5,748,863	7,531,385	344,651
Total	5,748,863	7,531,385	344,651
Commercial real estate
Farmland
Commercial real estate - owner occupied	7,101,305	7,616,761	917,527
Commercial real estate - non-owner occupied	4,221,512	4,221,512	513,685
Multifamily	-	-	-
Total	11,322,817	11,838,273	1,431,212
Consumer real estate
Home equity lines	399,312	447,596	79,550
Secured by 1-4 family residential, secured by first deeds of trust	1,508,740	1,508,740	59,277
Secured by 1-4 family residential, secured by second deeds of trust	117,002	117,002	105,997
Total	2,025,054	2,073,338	244,824
Commercial and industrial loans (except those secured by real estate)	417,541	927,130	124,646
Consumer and other	-	-	-
	$19,514,275	$22,370,126	$2,145,333

Total
Construction and land development
Residential	$191,544	$471,544	$-
Commercial	14,968,005	22,663,434	344,651
Total	15,159,549	23,134,978	344,651
Commercial real estate
Farmland	1,049,489	1,049,489	-
Commercial real estate - owner occupied	15,585,676	16,131,716	917,527
Commercial real estate - non-owner occupied	17,137,231	17,283,460	513,685
Multifamily	1,574,878	1,574,878	-
Total	35,347,274	36,039,543	1,431,212
Consumer real estate
Home equity lines	1,574,542	1,755,150	79,550
Secured by 1-4 family residential, secured by first deeds of trust	10,837,198	11,968,935	59,277
Secured by 1-4 family residential, secured by second deeds of trust	757,997	981,573	105,997
Total	13,169,737	14,705,658	244,824
Commercial and industrial loans (except those secured by real estate)	1,165,581	2,462,527	124,646
Consumer and other	52,019	52,019	-
	$64,894,160	$76,394,725	$2,145,333

	December 31, 2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded
Construction and land development
Residential	$624,651	$712,243	$-
Commercial	9,722,132	11,094,408	-
Total	10,346,783	11,806,651	-
Commercial real estate
Farmland	-	-	-
Commercial real estate - owner occupied	6,414,362	6,414,362	-
Commercial real estate - non-owner occupied	7,146,531	7,146,531	-
Multifamily	2,019,675	2,019,675	-
Total	15,580,568	15,580,568	-
Consumer real estate
Home equity lines	702,338	702,338	-
Secured by 1-4 family residential, secured by first deeds of trust	6,319,837	6,792,837	-
Secured by 1-4 family residential, secured by second deeds of trust	336,257	336,257	-
Total	7,358,432	7,831,432	-
Commercial and industrial loans (except those secured by real estate)	1,194,913	1,494,913	-
Consumer and other	143,241	143,241	-
	$34,623,937	$36,856,805	$-

With an allowance recorded
Construction and land development
Residential	$587,235	$587,235	$320,250
Commercial	14,885,541	15,785,541	3,913,820
Total	15,472,776	16,372,776	4,234,070
Commercial real estate
Farmland	-	-	-
Commercial real estate - owner occupied	9,508,393	9,652,393	2,031,740
Commercial real estate - non-owner occupied	1,719,690	1,719,690	450,000
Multifamily	-	-	-
Total	11,228,083	11,372,083	2,481,740
Consumer real estate
Home equity lines	756,892	756,892	233,606
Secured by 1-4 family residential, secured by first deeds of trust	4,224,325	4,749,325	1,007,155
Secured by 1-4 family residential, secured by second deeds of trust	167,523	167,523	119,524
Total	5,148,740	5,673,740	1,360,285
Commercial and industrial loans (except those secured by real estate)	818,597	818,597	452,773
Consumer and other	267,166	267,166	266,178
	$32,935,362	$34,504,362	$8,795,046

Total
Construction and land development
Residential	$1,211,886	$1,299,478	$320,250
Commercial	24,607,673	26,879,949	3,913,820
Total	25,819,559	28,179,427	4,234,070
Commercial real estate
Farmland	-	-	-
Commercial real estate - owner occupied	15,922,755	16,066,755	2,031,740
Commercial real estate - non-owner occupied	8,866,221	8,866,221	450,000
Multifamily	2,019,675	2,019,675	-
Total	26,808,651	26,952,651	2,481,740
Consumer real estate
Home equity lines	1,459,230	1,459,230	233,606
Secured by 1-4 family residential, secured by first deeds of trust	10,544,162	11,542,162	1,007,155
Secured by 1-4 family residential, secured by second deeds of trust	503,780	503,780	119,524
Total	12,507,172	13,505,172	1,360,285
Commercial and industrial loans (except those secured by real estate)	2,013,510	2,313,510	452,773
Consumer and other	410,407	410,407	266,178
	$67,559,299	$71,361,167	$8,795,046

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the three and nine months ended September 30, 2012.

	For the Three Months		For the Nine Months
	Ended September 30, 2012		Ended September 30, 2012

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Impaired loans with no related allowance recorded

Construction and land development
Residential	$248,422	$3,050	$191,544	$14,791
Commercial	12,460,662	89,431	10,188,879	270,464
Total construction and land development	12,709,084	92,481	10,380,423	285,255
Commercial real estate
Farmland	1,049,489	2,000	1,049,489	17,405
Commercial real estate - owner occupied	7,770,119	213,499	8,631,653	439,458
Commercial real estate - non-owner occupied	12,778,883	437,034	13,340,847	677,127
Multifamily	1,361,630	44,333	1,580,204	71,631
Total commercial real estate	22,960,121	696,866	24,602,193	1,205,621
Consumer real estate
Home equity lines	1,454,661	22,556	1,175,339	55,535
Secured by 1-4 family residential, secured by first deeds of trust	9,222,570	78,162	9,142,698	308,917
Secured by 1-4 family residential, secured by second deeds of trust	674,842	4,677	646,695	22,789
Total consumer real estate	11,352,073	105,395	10,964,732	387,241
Commercial and industrial loans (except those secured by real estate)	876,549	5,416	816,643	27,325
Consumer and other	45,710	1,006	54,754	2,099
	$47,943,537	$901,164	$46,818,745	$1,907,541

Impaired loans with an allowance recorded

Construction and land development:
Residential	$-	$-	$-	$-
Commercial	4,896,911	-	5,929,859	1,373
Total construction and land development	4,896,911	-	5,929,859	1,373
Commercial real estate:
Farmland	-
Commercial real estate - owner occupied	7,380,990	398	7,362,455	52,668
Commercial real estate - non-owner occupied	4,482,345	-	4,304,172	26,222
Multifamily	-	-	-	-
Total commercial real estate	11,863,335	398	11,666,627	78,890
Consumer real estate:
Home equity lines	431,298	-	406,192	6,814
Secured by 1-4 family residential, secured by first deeds of trust	3,233,526	-	2,315,032	52,470
Secured by 1-4 family residential, secured by second deeds of trust	117,246	-	117,388	1,684
Total consumer real estate	3,782,070	-	2,838,612	60,968
Commercial and industrial loans (except those secured by real estate)	1,436,105	-	1,362,576	32,587
Consumer and other	-	-	-	-
	$21,978,421	$398	$21,797,674	$173,818
				-
Total
Construction and land development
Residential	$248,422	$3,050	$191,544	$14,791
Commercial	17,357,573	89,431	16,118,738	271,837
Total construction and land development	17,605,995	92,481	16,310,282	286,628
Commercial real estate
Farmland	1,049,489	2,000	1,049,489	17,405
Commercial real estate - owner occupied	15,151,109	213,897	15,994,108	492,126
Commercial real estate - non-owner occupied	17,261,228	437,034	17,645,019	703,349
Multifamily	1,361,630	44,333	1,580,204	71,631
Total commercial real estate	34,823,456	697,264	36,268,820	1,284,511
Consumer real estate
Home equity lines	1,885,959	22,556	1,581,531	62,349
Secured by 1-4 family residential, secured by first deeds of trust	12,456,096	78,162	11,457,730	361,387
Secured by 1-4 family residential, secured by second deeds of trust	792,088	4,677	764,083	24,473
Total consumer real estate	15,134,143	105,395	13,803,344	448,209
Commercial and industrial loans (except those secured by real estate)	2,312,654	5,416	2,179,219	59,912
Consumer and other	45,710	1,006	54,754	2,099
	$69,921,958	$901,562	$68,616,419	$2,081,359

	For the Three Months		For the Nine Months
	Ended September 30, 2011		Ended September 30, 2011

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Impaired loans with no related allowance recorded

Construction and land development
Residential	$343,992	$-	$168,361	$4,045
Commercial	9,224,062	3,989	8,608,213	23,977
Total construction and land development	9,568,054	3,989	8,776,574	28,022
Commercial real estate
Farmland	-	-	-	-
Commercial real estate - owner occupied	1,253,390	-	1,651,229	-
Commercial real estate - non-owner occupied	2,289,859	-	1,866,440	49,627
Multifamily	187,721	-	974,736	-
Total commercial real estate	3,730,970	-	4,492,405	49,627
Consumer real estate
Home equity lines	32,607	765	204,024	13,153
Secured by 1-4 family residential, secured by first deeds of trust	9,045,607	-	8,154,334	56,654
Secured by 1-4 family residential, secured by second deeds of trust	160,812	348	189,526	3,397
Total consumer real estate	9,239,026	1,113	8,547,884	73,204
Commercial and industrial loans (except those secured by real estate)	3,984,776	-	2,764,133	27,667
Consumer and other	351,876	-	196,895	272
	$26,874,702	$5,102	$24,777,891	$178,792

Impaired loans with an allowance recorded

Construction and land development:
Residential	$184,660	$-	$138,495	$-
Commercial	14,083,611	1,630	13,828,972	4,785
Total construction and land development	14,268,271	1,630	13,967,467	4,785
Commercial real estate:
Farmland	-
Commercial real estate - owner occupied	1,753,731	-	2,220,067	-
Commercial real estate - non-owner occupied	558,472	-	418,854	-
Multifamily	-	-	-	-
Total commercial real estate	2,312,203	-	2,638,921	-
Consumer real estate:
Home equity lines	246,129	-	203,270	-
Secured by 1-4 family residential, secured by first deeds of trust	3,233,526	-	2,990,049	2,502
Secured by 1-4 family residential, secured by second deeds of trust	80,999	450	80,999	729
Total consumer real estate	3,560,654	450	3,274,318	3,231
Commercial and industrial loans (except those secured by real estate)	-	-	-	-
Consumer and other	-	-	-	-
	$20,141,128	$2,080	$19,880,706	$8,016
				-
Total
Construction and land development
Residential	$528,652	$-	$306,856	$4,045
Commercial	23,307,673	5,619	22,437,185	28,762
Total construction and land development	23,836,325	5,619	22,744,041	32,807
Commercial real estate
Farmland	-	-	-	-
Commercial real estate - owner occupied	3,007,121	-	3,871,296	-
Commercial real estate - non-owner occupied	2,848,331	-	2,285,294	49,627
Multifamily	187,721	-	974,736	-
Total commercial real estate	6,043,173	-	7,131,326	49,627
Consumer real estate
Home equity lines	278,736	765	407,294	13,153
Secured by 1-4 family residential, secured by first deeds of trust	12,279,133	-	11,144,383	59,156
Secured by 1-4 family residential, secured by second deeds of trust	241,811	798	270,525	4,126
Total consumer real estate	12,799,680	1,563	11,822,202	76,435
Commercial and industrial loans (except those secured by real estate)	3,984,776	-	2,764,133	27,667
Consumer and other	351,876	-	196,895	272
	$47,015,830	$7,182	$44,658,597	$186,808

Included in impaired loans are loans classified as troubled debt restructurings (TDRs).  A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrowers financial difficulties that it would not otherwise consider.  For loans classified as impaired TDRs, the Company further evaluates the loans as performing or nonperforming.  If, at the time of restructure, the loan is not considered nonaccrual, it will be classified as performing.  TDRs originally classified as nonperforming are able to be reclassified as performing if, subsequent to restructure, they experience six months of payment performance according to the restricted terms.  The following is a summary of performing and nonaccrual TDRs and the related specific valuation allowance by portfolio segment as of the dates indicated.

	Three Months Ended September 30, 2012
				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance

Construction and land development
Commercial	$39,769	$-	$39,769	$-
Total	39,769	-	39,769	-
Commercial real estate:
Commercial real estate - owner occupied	-	-	-
Commercial real estate - non-owner occupied	4,737,776	4,276,511	461,265	-
Multifamily	634,594	-	-	-
Total	5,372,370	4,276,511	461,265	-
Consumer real estate:
Secured by 1-4 family residential, secured by first deeds of trust	1,042,595	599,242	443,353	17,949
Total	1,042,595	599,242	443,353	17,949
Commercial and industrial loans (except those secured by real estate)	199,964	-	199,964
	$6,654,698	$4,875,753	$1,144,351	$17,949

	Nine Months Ended September 30, 2012
				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance

Construction and land development:
Residential	$191,544	$-	$191,544	$-
Commercial	9,876,951	5,165,826	4,711,125	278,000
Total construction and land development	10,068,495	5,165,826	4,902,669	278,000
Commercial real estate:
Commercial real estate - owner occupied	10,385,569	5,886,028	4,499,541	779,111
Commercial real estate - non-owner occupied	13,760,683	7,759,407	6,001,276	719,226
Multifamily	1,210,273	1,210,273	-	-
Total commercial real estate	25,356,525	14,855,708	10,500,817	1,498,337
Consumer real estate:
Home equity lines	349,192	-	349,192	45,590
Secured by 1-4 family residential, secured by first deeds of trust	5,384,930	2,069,732	3,315,198	17,949
Secured by 1-4 family residential, secured by second deeds of trust	69,815	-	69,815	68,200
Total consumer real estate	5,803,937	2,069,732	3,734,205	131,739
Commercial and industrial loans (except those secured by real estate)	456,028	6,180	449,848	80,943
	$41,684,985	$22,097,446	$19,587,539	$1,989,019

	Three Months Ended September 30, 2011
				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance

Construction and land development
Commercial	$2,655,029	-	$2,655,029	823,522
Total	2,655,029	-	2,655,029	823,522
Commercial real estate
Commercial real estate - owner occupied	-	-	-
Commercial real estate - non-owner occupied	-	-	-
Multifamily	-	-	-	-
Total	-	-	-	-
Consumer real estate
Secured by 1-4 family residential, secured by first deeds of trust	3,837,577	3,837,577	-	404,000
Total	3,837,577	3,837,577	-	404,000
Commercial and industrial loans (except those secured by real estate)	360,000	-	360,000	-
	$6,852,606	$3,837,577	$3,015,029	$1,227,522
	Nine Months Ended September 30, 2011
				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance

Construction and land development
Residential	$-	$-	$-	$-
Commercial	5,495,511	600,000	4,895,511	864,868
Total	5,495,511	600,000	4,895,511	864,868
Commercial real estate
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - non-owner occupied	775,456	775,456	-	-
Multifamily	-	-	-	-
Total	775,456	775,456	-	-
Consumer real estate
Home equity lines	-	-	-	-
Secured by 1-4 family residential, secured by first deeds of trust	3,837,577	3,837,577	-	404,000
Secured by 1-4 family residential, secured by second deeds of trust	-	-	-	-
Total	3,837,577	3,837,577	-	404,000
Commercial and industrial loans (except those secured by real estate)	360,000	-	360,000	-
	$10,468,544	$5,213,033	$5,255,511	$1,268,868

The following table provides information about TDRs identified during the current period:

	September 30, 2012
		Pre-	Post-
	Number	Modification	Modification
	of	Recorded	Recorded
	Loans	Balance	Balance

Construction and land development
Residential	-	$-	$-
Commercial	1	39,769	39,769
Total	1	39,769	39,769
Commercial real estate
Farmland		-	-
Commercial real estate - owner occupied	-	-	-
Commercial real estate - non-owner occupied	7	4,737,776	4,737,776
Multifamily	1	634,594	634,594
Total	8	5,372,370	5,372,370
Consumer real estate
Home equity lines	-	-	-
Secured by 1-4 family residential, secured by first deeds of trust	4	1,042,595	1,042,595
Secured by 1-4 family residential, secured by second deeds of trust	-	-	-
Total	4	1,042,595	1,042,595
Commercial and industrial loans (except those secured by real estate)	1	199,964	199,964
Consumer and other	-	-	-
	14	$6,654,698	$6,654,698

	September 30, 2012
	Number
	of	Recorded
Defaults on TDRs	Loans	Balance
Construction and land development
Residential	-	$-
Commercial	1	39,769
Total	1	39,769
Commercial real estate
Farmland	-	-
Commercial real estate - owner occupied	-	-
Commercial real estate - non-owner occupied	1	461,265
Multifamily	1	461,265
Total
Consumer real estate
Home equity lines	-	-
Secured by 1-4 family residential, secured by first deeds of trust	-	-
Secured by 1-4 family residential, secured by second deeds of trust	-	-
Total	-	-
Commercial and industrial loans (except those secured by real estate)	1	119,964
Consumer and other	-	-
	3	$620,998

	Nine Months Ended			Year Ended
	September 30, 2012			December 31, 2011
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Construction and land development:
Residential	3	$191,544	$191,544		$-	$-
Commercial	12	3,938,672	3,938,672	11	6,604,400	6,604,400
Total construction and land development	15	4,130,216	4,130,216	11	$6,604,400	6,604,400
Commercial real estate:						-
Farmland		-	-			-
Commercial real estate - owner occupied	1	1,388,851	1,388,851	9	9,748,062	9,748,062
Commercial real estate - non-owner occupied	9	9,665,791	9,665,791	5	4,031,868	4,031,868
Multifamily	1	634,594	634,594		-	-
Total commercial real estate	11	11,689,236	11,689,236	14	13,779,930	13,779,930
Consumer real estate:
Home equity lines	1	349,192	349,192		-	-
Secured by 1-4 family residential, secured by first deeds of trust	39	4,505,468	4,505,468	2	1,422,772	1,422,772
Secured by 1-4 family residential, secured by second deeds of trust	1	69,815	69,815		-	-
Total consumer real estate	41	4,924,475	4,924,475	2	1,422,772	1,422,772
Commercial and industrial loans (except those secured by real estate)	6	456,028	456,028	3	159,073	159,073
Consumer and other	-	-	-	1	128,419	128,419
	73	$21,199,955	$21,199,955	31	$21,966,175	$21,966,175

	Nine Months Ended			Year Ended
	September 30, 2012			December 31, 2011
	Number of	Recorded		Number of	Recorded
Defaults on TDRs	Loans	Balance		Loans	Balance
Construction and land development:
Residential	3	$191,544		-	$-
Commercial	17	4,703,352		8	11,389,291
Total construction and land development	20	4,894,896		8	11,389,291
Commercial real estate:
Farmland	-	-
Commercial real estate - owner occupied	3	496,933		2	2,202,688
Commercial real estate - non-owner occupied	1	461,265			-
Multifamily	4	958,198		2	2,202,688
Total commercial real estate
Consumer real estate:
Home equity lines	1	349,192
Secured by 1-4 family residential, secured by first deeds of trust	20	2,459,862		2	1,422,772
Secured by 1-4 family residential, secured by second deeds of trust	1	69,815			-
Total consumer real estate	22	2,878,869		2	1,422,772
Commercial and industrial loans (except those secured by real estate)	5	449,848		2	151,790
Consumer and other	-	-		1	128,419
Total	51	$9,181,811		15	$15,294,960

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Construction and land development:
Residential		$-	$-			$-
Commercial	2	2,655,029	2,655,029	7	5,495,511	5,495,511
Total construction and land development	2	2,655,029	2,655,029	7	$5,495,511	5,495,511
Commercial real estate:						-
Farmland		-	-			-
Commercial real estate - owner occupied		-	-	-		-
Commercial real estate - non-owner occupied		-	-	1	775,456	775,456
Multifamily		-	-			-
Total commercial real estate	-	-	-	1	775,456	775,456
Consumer real estate:
Home equity lines		-	-		-	-
Secured by 1-4 family residential, secured by first deeds of trust	3	3,837,577	3,837,577	3	3,837,577	3,837,577
Secured by 1-4 family residential, secured by second deeds of trust		-	-		-	-
Total consumer real estate	3	3,837,577	3,837,577	3	3,837,577	3,837,577
Commercial and industrial loans (except those secured by real estate)	2	360,000	360,000	2	360,000	360,000
	7	6,852,606	6,852,606	13	10,468,544	10,468,544

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
	Number of	Recorded		Number of	Recorded
Defaults on TDRs	Loans	Balance		Loans	Balance
Construction and land development:
Commercial	4	$5,822,810		10	11,475,296
Total construction and land development	4	5,822,810		10	11,475,296
Commercial real estate:
Commercial real estate - owner occupied	1	2,180,716		1	2,180,716
Total commercial real estate	1	2,180,716		1	2,180,716
Commercial and industrial loans (except those secured by real estate)	2	360,000		2	360,000
Total	7	$8,363,526		13	$14,016,012

Activity in the allowance for loan losses is as follows for the periods indicated:

	Construction and	Construction and		Commercial	Commercial
	land development	land development		Real estate	Real estate
	Residential	Commercial	Farmland	owner occupied	non-owner occupied	Multifamily
Nine months ended September 30, 2012
Beginning balance	$704,728	$6,798,177	$-	$1,496,466	$1,548,899	$406,635
Provision for loan losses	542,067	3,444,160	-	623,552	(300,898)	(373,238)
Charge-offs	(797,286)	(5,505,724)	-	(684,670)	(431,354)	-
Recoveries	44,783	4,595	-	-	205	-
Ending balance	494,292	4,741,208	-	1,435,348	816,852	33,397

Loans Individually Evaluated for Impairment	1,190,484	32,649,687	1,394,273	70,478,705	42,844,047	5,683,101
Loans collectively Evaluated for Impairment	3,747,474	15,766,127	1,197,004	26,708,241	12,450,292	1,885,938
	$4,937,958	$48,415,814	$2,591,277	$97,186,946	$55,294,339	$7,569,039

		Consumer Secured	Consumer Secured	Commercial and
	Consumer	by 1-4 family residential	by 1-4 family residential	Industrial (except those
	Home equity lines	first deeds of trust	second deeds of trust	secured by real estate)	Consumer and Other	Total

Beginning balance	$860,307	$1,881,470	$397,504	$1,655,713	$321,525	$16,071,424
Provision for loan losses	668,614	2,610,905	468,192	1,230,555	181,091	9,095,000
Charge-offs	(681,405)	(3,045,937)	(427,882)	(1,427,841)	(403,680)	(13,405,779)
Recoveries	8,461	80,804	4,633	146,984	4,734	295,199
Ending balance	855,977	1,527,242	442,447	1,605,411	103,670	12,055,844

Loans Individually Evaluated for Impairment	1,416,634	13,734,018	562,841	16,008,630	-	185,962,420
Loans collectively Evaluated for Impairment	25,295,354	68,752,791	9,329,653	19,957,563	3,297,911	188,388,348
	$26,711,988	$82,486,809	$9,892,494	$35,966,193	$3,297,911	$374,350,768

	Construction and	Construction and		Commercial	Commercial
	land development	land development		Real estate	Real estate
	Residential	Commercial	Farmland	owner occupied	non-owner occupied	Multifamily
Three months ended September 30, 2012
Beginning balance	599,554	4,562,330		2,520,907	1,400,093	92,728
Provision for loan losses	(146,645)	1,907,303	-	(710,375)	(465,241)	(59,331)
Charge-offs	(2,500)	(1,732,520)	-	(375,184)	(118,000)	-
Recoveries	43,883	4,095	-	-	-	-
Ending balance	494,292	4,741,208	-	1,435,348	816,852	33,397

Loans Individually Evaluated for Impairment	1,190,484	32,649,687	1,394,273	70,478,705	42,844,047	5,683,101
Loans collectively Evaluated for Impairment	3,747,474	15,766,127	1,197,004	26,708,241	12,450,292	1,885,938
	$4,937,958	$48,415,814	$2,591,277	$97,186,946	$55,294,339	$7,569,039

		Consumer Secured	Consumer Secured	Commercial and
	Consumer	by 1-4 family residential	by 1-4 family residential	Industrial (except those
	Home equity lines	first deeds of trust	second deeds of trust	secured by real estate)	Consumer and Other	Total

Beginning balance	$776,732	$2,038,947	$375,552	$2,345,245	$153,633	$14,865,721
Provision for loan losses	461,686	(55,146)	298,168	(480,271)	(50,148)	700,000
Charge-offs	(389,585)	(456,559)	(231,273)	(272,059)	(1,374)	(3,579,054)
Recoveries	7,144	-	-	12,496	1,559	69,177
Ending balance	855,977	1,527,242	442,447	1,605,411	103,670	12,055,844

Loans Individually Evaluated for Impairment	1,416,634	13,734,018	562,841	16,008,630	-	185,962,420
Loans collectively Evaluated for Impairment	25,295,354	68,752,791	9,329,653	19,957,563	3,297,911	188,388,348
	$26,711,988	$82,486,809	$9,892,494	$35,966,193	$3,297,911	$374,350,768

	Construction and	Construction and		Commercial	Commercial
	land development	land development		Real estate	Real estate
	Residential	Commercial	Farmland	owner occupied	non-owner occupied	Multifamily
Three months ended September 30, 2011
Beginning balance	$493,841	$3,142,119	$-	$78,445	$26,174	$(82,501)
Provision for loan losses	152,747	3,380,084	-	1,314,523	1,416,169	461,041
Charge-offs	-	(193,251)	-	-	-	-
Recoveries	8,750	-	-	-	-	-
Ending balance	655,338	6,328,952	-	1,392,968	1,442,343	378,540

Loans Individually Evaluated for Impairment	3,900,611	28,604,482	-	90,752,748	47,537,154	5,762,076
Loans collectively Evaluated for Impairment	6,397,303	47,565,048	2,026,014	12,819,848	6,926,201	983,943
	$10,297,914	$76,169,530	$2,026,014	$103,572,596	$54,463,355	$6,746,019

		Consumer Secured	Consumer Secured	Commercial and
	Consumer	by 1-4 family residential	by 1-4 family residential	Industrial (except those
	Home equity lines	first deeds of trust	second deeds of trust	secured by real estate)	Consumer and Other	Total

Beginning balance	$169,497	$1,703,207	$462,249	$927,948	$335,635	$7,256,614
Provision for loan losses	831,159	164,474	76,189	1,655,766	55,732	9,507,884
Charge-offs	(200,397)	(115,624)	(167,379)	(1,042,622)	(93,414)	(1,812,687)
Recoveries	211	-	-	-	1,290	10,251
Ending balance	800,470	1,752,057	371,059	1,541,092	299,243	14,962,062

Loans Individually Evaluated for Impairment	3,976,796	12,172,119	1,066,215	14,828,282	3,976,796	$212,577,279
Loans collectively Evaluated for Impairment	28,973,441	82,417,488	11,428,907	23,133,570	814,921	223,486,684
	$32,950,237	$94,589,607	$12,495,122	$37,961,852	$4,791,717	$436,063,963

	Construction and	Construction and		Commercial	Commercial
	land development	land development		Real estate	Real estate
	Residential	Commercial	Farmland	owner occupied	non-owner occupied	Multifamily
Nine months ended September 30, 2011
Beginning balance	$293,841	$2,832,119	$-	$78,445	$20,477	$-
Provision for loan losses	352,747	3,680,084	-	1,314,523	1,666,169	461,041
Charge-offs	-	(193,251)	-	-	(244,303)	(82,501)
Recoveries	8,750	10,000	-	-	-	-
Ending balance	655,338	6,328,952	-	1,392,968	1,442,343	378,540

Loans Individually Evaluated for Impairment	3,900,611	28,604,482	-	90,752,748	47,537,154	5,762,076
Loans collectively Evaluated for Impairment	6,397,303	47,565,048	2,026,014	12,819,848	6,926,201	983,943
	$10,297,914	$76,169,530	$2,026,014	$103,572,596	$54,463,355	$6,746,019

		Consumer Secured	Consumer Secured	Commercial and
	Consumer	by 1-4 family residential	by 1-4 family residential	Industrial (except those
	Home equity lines	first deeds of trust	second deeds of trust	secured by real estate)	Consumer and Other	Total

Beginning balance	$641,975	$1,403,207	$297,401	$1,315,582	$428,665	$7,311,712
Provision for loan losses	1,281,159	464,474	276,189	1,858,766	55,732	$11,410,884
Charge-offs	(1,124,221)	(115,624)	(202,531)	(1,635,256)	(186,886)	(3,784,573)
Recoveries	1,557	-	-	2,000	1,732	24,039
Ending balance	800,470	1,752,057	371,059	1,541,092	299,243	14,962,062

Loans Individually Evaluated for Impairment	3,976,796	12,172,119	1,066,215	14,828,282	3,976,796	$212,577,279
Loans collectively Evaluated for Impairment	28,973,441	82,417,488	11,428,907	23,133,570	814,921	223,486,684
	$32,950,237	$94,589,607	$12,495,122	$37,961,852	$4,791,717	$436,063,963

	Construction and	Construction and		Commercial	Commercial
	land development	land development		Real estate	Real estate
	Residential	Commercial	Farmland	owner occupied	non-owner occupied	Multifamily
Year ended December 31, 2011
Beginning balance	$293,841	$2,832,119	$-	$78,445	$20,477	$-
Provision for loan losses	467,187	8,249,320	-	1,568,052	1,871,804	489,136
Charge-offs	(65,500)	(4,293,262)	-	(150,031)	(343,382)	(82,501)
Recoveries	9,200	10,000	-	-	-	-
Ending balance	704,728	6,798,177	-	1,496,466	1,548,899	406,635

Loans Individually Evaluated for Impairment	1,831,478	30,292,460	-	91,008,321	45,529,918	5,625,490
Loans collectively Evaluated for Impairment	6,074,987	42,328,077	2,464,981	14,583,827	8,529,231	1,053,838
	$7,906,465	$72,620,537	$2,464,981	$105,592,148	$54,059,149	$6,679,328

		Consumer Secured	Consumer Secured	Commercial and
	Consumer	by 1-4 family residential	by 1-4 family residential	Industrial (except those
	Home equity lines	first deeds of trust	second deeds of trust	secured by real estate)	Consumer and Other	Total

Beginning balance	$641,975	$1,403,207	$297,401	$1,315,582	$428,665	$7,311,712
Provision for loan losses	1,447,272	1,571,813	462,634	2,496,729	140,349	18,764,296
Charge-offs	(1,232,153)	(1,129,509)	(362,531)	(2,159,669)	(249,526)	(10,068,063)
Recoveries	3,213	35,959	-	3,070	2,037	63,479
Ending balance	860,307	1,881,470	397,504	1,655,713	321,525	16,071,424

Loans Individually Evaluated for Impairment	4,314,190	13,105,245	1,692,944	14,343,224	3,501,524	211,244,794
Loans collectively Evaluated for Impairment	26,373,036	80,113,553	10,349,119	23,391,292	1,363,981	216,625,922
	$30,687,226	$93,218,798	$12,042,063	$37,734,516	$4,865,505	$427,870,716

Note 6 – Deposits

Deposits as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%

Noninterest bearing demand	$58,469,352	13%	$66,534,956	14%
Interest checking accounts	42,795,169	10%	40,237,146	8%
Money market accounts	63,309,886	15%	75,487,907	16%
Savings accounts	18,073,601	4%	15,166,012	3%
Time deposits of $100,000 and over	115,499,674	27%	129,436,270	27%
Other time deposits	136,994,455	31%	158,658,761	32%

Total	$435,142,137	100%	$485,521,052	100%

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at September 30, 2012 was 2.54%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  No amounts have been redeemed at September 30, 2012 and there are no plans to do so.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends.  In consideration of our agreements with our regulators, which require regulatory approval to make interest payments on these securities, the Company has deferred an aggregate of $558,600 in interest payments on the junior subordinated debt securities as of September 30, 2012.  The Company has been deferring interest payments since June 2011.  Although we elected to defer payment of the interest due, the amount has been accrued and is included in interest expense.

Note 8 – Stock incentive plan

The Company has a stock incentive plan which authorizes the issuance of up to 455,000 shares of common stock to assist the Company in recruiting and retaining key personnel.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Nine Months Ended September 30,
	2012				2011
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	264,980	$9.48	$4.70		310,205	$9.48	$4.73
Granted	5,000	1.00	1.08		-	-	-
Forfeited	(3,450)	4.98	3.12		-	-	-
Exercised	-	-	-		-	-	-
Options outstanding,
end of period	266,530	$9.54	$4.66	$ -	310,205	$9.48	$4.73	$ -
Options exercisable,
end of period	261,530				291,350
During the first quarter of 2009, we granted to certain officers 26,592 restricted shares of common stock with a weighted average fair market value of $4.60 at the date of grant.  These restricted stock awards had three-year graded vesting.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The remaining balance of restricted stock has been issued as of September 30, 2012.  The total number of shares underlying non-vested restricted stock and performance share awards was 6,271 at September 30, 2011.

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of September 30, 2012 and 2011 was $2,734 and $35,960 respectively.  The time based unamortized compensation of $2,734 is expected to be recognized over a weighted average period of 2.83 years.

Stock-based compensation expense was $6,506 and $88,835 for the nine months ended September 30, 2012 and 2011, respectively.

Note 9 – Fair Value

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates:

	Fair Value Measurement
	at September 30, 2012 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$16,954	$4,978	$11,976	$-
MBS	2,161	-	2,161	-
Municipals	11,304	1,736	9,568	-
US Treasury	2,997
Residential loans held for sale	22,527	-	22,527	-
			-
Financial Assets - Non-Recurring
Impaired loans	64,894	-	55,007	9,887
Real estate owned	20,576	-	18,132	2,444

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

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at September 30, 2012:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
	(In thousands)

Impaired Loans -Real Estate Secured	$7,768	Appraisal (1) or Internal Valuation (2)	Appraisal Adjustments Liquidation Expenses (3)	10%-30%
Impaired Loans - Non-Real Estate Secured	$2,119	Appraisal (1) or Discounted Cash Flow	Appraisal Adjustments Liquidation Expenses (3)	10%-20%
Real Estate Owned	$2,444	Appraisal (1) or Internal Valuation (2)	Appraisal Adjustments Liquidation Expenses (3)	7%-30%

(1) Fair Value is generally determined through independent appraisals of the underlying collateral, which generally included various level 3 inputs which are not identifiable
(2) Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances
(3) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses

The following table presents the changes in the Level 3 fair value category for the nine months ended September 30, 2012.

	Impaired	Real Estate
	Loans	Owned	Total Assets
	(In thousands)

Balance at December 31, 2011	$12,787	$8,030	$20,817
Total realized and unrealized gains (losses)
Included in earnings	-	(137)	(137)
Included in other comprehensive income	-	-	-
Net transfers in and/or out of Level 3	(2,900)	(5,449)	(8,349)

Balance at September 30, 2012	$9,887	$2,444	$12,331

	Impaired	Real Estate
	Loans	Owned	Total Assets
	(In thousands)

Balance at June 30, 2012	$14,700	$6,465	$21,165
Total realized and unrealized gains (losses)
Included in earnings	-	(94)	(94)
Included in other comprehensive income	-	-	-
Net transfers in and/or out of Level 3	(4,813)	(3,927)	(8,740)

Balance at September 30, 2012	$9,887	$2,444	$12,331

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

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

The following table presents the estimated fair value of our financial instruments at the indicated dates:

		September 30,		December 31,
		2012		2011
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value

Financial assets
Cash	Level 1	$26,064,313	$26,064,313	$55,557,541	$55,557,541
Cash equivalents	Level 2	154,012	154,012	7,228,475	7,228,475
Investment securities available for sale	Level 1	6,713,476	6,713,476	10,207,805	10,207,805
Investment securities available for sale	Level 2	26,702,475	26,702,475	19,955,487	19,955,487
Federal Home Loan Bank stock	Level 2	2,166,900	2,166,900	2,647,000	2,647,000
Loans held for sale	Level 2	22,526,733	22,526,733	16,168,405	16,168,405
Loans	Level 2	298,176,828	290,131,297	353,186,646	353,349,981
Impaired loans	Level 2	55,007,435	55,007,435	51,867,625	51,867,625
Impaired loans	Level 3	9,886,725	9,886,725	12,787,473	12,787,473
Other real estate owned	Level 2	18,132,086	18,132,086	874,246	874,246
Other real estate owned	Level 3	2,443,878	2,443,878	8,302,921	8,302,921
Bank owned life insurance	Level 3	6,525,838	6,525,838	6,065,305	6,065,305
Accrued interest receivable	Level 2	1,800,872	1,800,872	2,046,524	2,046,524

Financial liabilities
Deposits	Level 2	435,142,137	436,603,601	485,521,052	487,915,609
FHLB borrowings	Level 2	28,000,000	28,484,102	37,750,000	37,963,672
Trust preferred securities	Level 2	8,764,000	8,764,000	8,764,000	8,764,000
Other borrowings	Level 2	5,351,393	5,351,393	5,778,661	5,778,661
Accrued interest payable	Level 2	816,390	816,390	592,283	592,283

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

The Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until May 1, 2014, and thereafter at a rate of 9% per annum.  The Preferred Stock is generally non-voting, other than on certain matters that could adversely affect the Preferred Stock.

In consideration of our agreements with our regulators, which require regulatory approval to make dividend payments on our preferred stock, the Company notified the U.S. Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Preferred Stock.  The total arrearage on such preferred stock as of September 30, 2012 was $1,166,758.  In June 2012 as a result of the unpaid dividends, Treasury requested that an observer appointed by Treasury be allowed to attend the Company’s meetings of its board of directors.

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

The Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated:

	September 30,	December 31,
	2012	2011

Undisbursed credit lines	$34,947,000	$40,661,000
Commitments to extend or originate credit	35,834,000	18,214,000
Standby letter of credit	2,774,000	3,719,000

Total commitments to extend credit	$73,555,000	$62,594,000

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

Management. The Order required that the Bank have and retain qualified management, including at a minimum a chief executive officer, senior lending officer and chief operating officer, with qualifications and experience commensurate with their assigned duties and responsibilities within 90 days from the effective date of the order.  Within 30 days of the effective date of the Order, the Bank was required to retain a bank consultant to develop a written analysis and assessment of the Bank’s management and staffing needs for the purpose of providing qualified management for the Bank.  Within 30 days from receipt of the consultant’s management report, the Bank must formulate a written management plan that incorporates the findings of the management report, a plan of action in response to each recommendation contained in the management report, and a timeframe for completing each action.

Capital Requirements. Within 90 days from the effective date of the Order and during the life of the Order, the Bank must have Tier 1 capital equal to or greater than 8 percent of its total assets, and total risk-based capital equal to or greater than 11 percent of the Bank’s total risk-weighted assets.  Within 90 days from the effective date of the Order, the Bank was required to submit a written capital plan to the Supervisory Authorities.  The capital plan must include a contingency plan in the event that the Bank fails to maintain the minimum capital ratios required in the Order, submit a capital plan that is acceptable to the Supervisory Authorities, or implement or adhere to the capital plan.

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

Written Plans and Other Material Terms. Under the terms of the Order, the Bank is required to prepare and submit the following written plans or reports to the FDIC and the Commissioner:
• Plan to improve liquidity, contingency funding, interest rate risk, and asset liability management
• Plan to reduce assets of $250,000 or greater classified “doubtful” and “substandard”
• Revised lending and collection policy to provide effective guidance and control over the Bank’s lending and credit administration functions

• Effective internal loan review and grading system

• Policy for managing the Bank’s other real estate

• Business/strategic plan covering the overall operation of the Bank

• Plan and comprehensive budget for all categories of income and expense for the year 2012

• Policy and procedures for managing interest rate risk

• Assessment of the Bank’s information technology function

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

Written Agreement – In June 2012, the Company entered into a written agreement (“Written Agreement”) with the Federal Reserve Bank of Richmond (“Reserve Bank”).  Under the terms of the Written Agreement, the Company agreed to develop and submit to the Reserve Bank for approval within the time periods specified therein written plans to maintain sufficient capital and correct any violations of section 23A of the Federal Reserve Act and Regulation W.  In addition, the Company will submit a written statement of its planned sources and uses of cash for debt service, operation expenses, and other purposes.

The Company also has agreed that it will not, without prior regulatory approval:
•	pay or declare any dividends;
•	take any other form of payment representing a reduction in Bank’s capital;
•	make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities;
•	incur, increase or guarantee any debt;
•	purchase or deem any shares of its stock.

Since entering into the Order and the Written Agreement, the Company has taken the following steps, among other things, to comply with their terms:

•
The board of directors has established two committees that meet at least monthly.  The Regulatory Oversight Committee to monitor and coordinate compliance with the Order and the Written Agreement and any other related regulatory matters that may arise, and the Asset Quality Committee to oversee management’s progress in reducing the Bank’s classified assets.

•
The board of directors retained a bank consultant that developed a written analysis and assessment of the Bank’s management and staffing needs for the purpose of providing qualified management for the Bank.  Based on the results of this written analysis and assessment, the Bank formulated a written management plan that incorporates the findings of the management report, a plan of action in response to each recommendation contained in the management report, and a timeframe for completing each action which was submitted to the Supervisory Authorities.

•
We have established a Problem Assets Group headed by a newly hired member of senior management with extensive experience with problem loan workouts which has developed a plan to reduce our nonperforming assets.  This group has also established a plan to manage foreclosed real estate.

•
We have revised our lending and collection policy to provide effective guidance and control over the Bank’s lending and credit administration functions.  This policy was also revised to provide for an effective internal loan review and grading system.

•	We have prepared a comprehensive budget and strategic plan covering the overall operation of the Bank which has been submitted to the Supervisory Authorities.
•	Prepared and submitted a plan to correct any violations of section 23A of the Federal Reserve Act and Regulation W to the Reserve Bank.

In June 2012 the Treasury asked to allow an observer at the Company’s meetings of its board of directors.  The observer started attending board meetings in August 2012.  The Treasury has the contractual right to nominate up to two members to the board of directors upon the Company’s sixth missed dividend payment.  The Company has deferred six dividend payments as of September 30, 2012. However, Treasury has not indicated that it will nominate two directors to the board of directors.

Note 12 – Income Taxes

The net deferred tax asset is included in other assets on the balance sheet.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  The deferred tax assets are analyzed quarterly for changes affecting realization.  Management determined that as of September 30, 2012, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance for all of the net deferred tax asset of approximately $10,513,000.

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

In light of the asset growth restriction in the Consent Order and the Company's current weakened financial position, the Company does not anticipate undertaking growth via acquisition or de novo branching during the foreseeable future.

The Company's short-term objective is to continue decreasing its balance sheet by loan and deposit attrition.

Results of operations

The following represents management’s discussion and analysis of the financial condition of the Company at September 30, 2012 and December 31, 2011 and the results of operations for the Company for the three and nine months ended September 30, 2012 and 2011.  This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Statement of Operations Analysis

Summary

For the three months ended September 30, 2012, the Company had a net loss of $(367,000) and net loss available to common shareholders of $(588,000), or $(0.14) per fully diluted share, compared to a net loss of $(5,245,000) and a net loss available to common shareholders of $(5,467,000), or $(1.29) per fully diluted share, for the same period in 2011.  For the nine months ended September 30, 2012, the Company had a net loss totaling $(11,504,000) and a net loss available to common shareholders of $(12,131,000), or $(2.85) per fully diluted share, compared to a net loss of $(4,905,000) and a net loss available to common shareholders of $(5,566,000), or $(1.31) per share on a fully diluted share, for the same period in 2011.

The components of the changes in net income before payment of dividends are presented following:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2012	2012

Decrease in net interest income	$(748,000)	$(1,950,000)
Decrease in provision for loan losses	8,808,000	2,316,000
Increase in noninterest income	1,431,000	2,805,000
Increase in noninterest expense	(1,781,000)	(3,296,000)
Increase in tax expense	(2,832,000)	(6,474,000)

	$4,878,000	$(6,599,000)

Our profitability continues to be negatively affected by the continued stress on our borrowers and real estate values from the recessionary economy.  As a result, asset quality continues to be a concern and management is devoting substantial resources to problem asset resolution.  While the provision for loan losses decreased in 2012 from 2011 levels, it remains significant at $9,095,000 for the nine months ended September 30, 2012.  Additionally, expenses related to foreclosed property, which are included in noninterest expense, increased significantly from $1,211,878 in 2011 to $3,520,971 in 2012.  The provision for loan losses is discussed further under Asset quality and Provision for loan losses.

The decline in our net interest income is attributable to our plan to reduce our balance sheet and nonaccrual loans.  Changes in our net interest income are more fully discussed under Net interest income.

Our mortgage company’s pretax profit increased in the first nine months of 2012 compared to the same period of 2011 by $1,074,000 due to the mortgage company closing $224,722,000 in mortgage loans for the first three quarters of 2012 compared to $164,680,000 for the same period in 2011.

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

Net interest income for the third quarter of $4,216,000 represents a decrease of $(748,000), or 15%, compared to the third quarter of 2011, and a decrease of $(135,000), or 3%, compared to the second quarter of 2012.  Comparing the first nine months of 2012 to the same period in 2011, there was a decline in net interest income of $(1,950,000), or 13%.  The continued decline in our net interest income is a result of our asset reduction plan and loans placed on nonaccrual status.

Compared to the third quarter of 2011, average interest-earning assets for the third quarter of 2012 decreased by $89,937,000, or 17%.  This decrease in average interest-earning assets was due to decreases in average portfolio loans of $55,131,000, average investment securities of $24,135,000 and average federal funds sold of $16,778,000, offset by an increase in average loans held for sale of $6,107,000.  Comparing average interest-earning assets for the nine months ended September 30, 2012 to the same period in 2011, there was a decline of $64,676,000, or 12%.  This decrease in average interest-earning assets was due to decreases in average portfolio loans of $39,497,000, average investment securities of $21,155,000 and average federal funds sold of $9,723,000, offset by an increase in average loans held for sale of $5,698,000.  The primary reasons for the decline in our portfolio loans that are interest-earning were our strategic plan to reduce our balance sheet, loan charge-offs, and loans placed on nonaccrual status.  The declines in investment securities and federal funds sold were part of our asset reduction plan.  In addition to the decline in interest-earning assets, the average yield on interest-earning assets decreased to 4.97% for the third quarter of 2012 from 5.09% for the third quarter of 2011, and to 4.92% for the nine months of 2012 from 5.29% for the same period in 2011.  These declines resulted in a decline in interest income from the third quarter of 2011 to the third quarter of 2012 of $1,296,000, or 19%, and $3,885,000, or 18%, for the comparative nine month periods.

Average interest-bearing liabilities for the third quarter of 2012 decreased by $75,921,000, or 15%, compared to the third quarter of 2011, and by $64,532,000, or 13%, for the comparative nine month periods.  The decrease in interest-bearing liabilities was due primarily to declines in average deposits of $64,894,000 and 59,791,000, respectively.  The decrease in deposits was consistent with our balance sheet reduction plan as we repriced maturing time deposits at rates below market for noncore depositors.  The average cost of interest-bearing liabilities for the three months ended September 30, 2012 decreased to 1.36% from 1.59% for the same period in 2011, and to 1.40% from 1.73% the comparative nine month periods.  The principal reason for the decrease in liability costs was the maintenance of short-term interest rates by the Federal Reserve.  The continuing low interest rates have allowed us to reduce our cost of funds as certificates of deposit and borrowings mature.  See our discussion of interest rate sensitivity below for more information.

The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial services industry to determine how profitably earning assets are funded.  Our net interest margin over the last several quarters is provided in the following table:

Quarter Ended	Net Interest Margin
September 30, 2011	3.63%
December 31, 2011	3.38%
March 31, 2012	3.53%
June 30, 2012	3.65%
September 30, 2012	3.70%

The net interest margin declined during the fourth quarter of 2011 primarily as a result of increasing nonaccrual loans.  Additionally our margin was compressed as our deposits generally do not reprice as quickly as our loans.  The improvement in net interest margin during 2012 is a result of utilizing lower interest-earning assets, primarily federal funds sold, to fund a decrease in average interest-bearing liabilities of $57,123,000, from $480,888,000 for the fourth quarter of 2011 to $423,765,000 for the third quarter of 2012.  As a result, higher yielding average loans represented 89% of total average interest-bearing assets for the third quarter of 2012 as compared to 80% for the fourth quarter of 2011.  However, given the continued depressed economy and the potential impact on interest income from new nonaccrual loans, no assurance can be provided that increases in the net interest margin will continue to occur.

The following tables illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders' equity and related income, expense and corresponding weighted-average yields and rates.  The average balances used in these tables and other statistical data were calculated using daily average balances.  We had no tax exempt assets for the periods presented.

Average Balance Sheets
(in thousands)

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$386,330	$5,344	5.49%	$441,461	$6,469	5.81%
Loans held for sale	16,375	145	3.51%	10,268	117	4.52%
Investment securities	30,740	167	2.16%	54,875	357	2.58%
Federal funds and other	18,847	11	0.23%	35,625	20	0.22%
Total interest earning assets	452,292	5,667	4.97%	542,229	6,963	5.09%

Allowance for loan losses and deferred fees	(14,094)			(7,423)
Cash and due from banks	13,540			13,589
Premises and equipment, net	26,183			27,245
Other assets	36,769			31,304

Total assets	$514,690			$606,944

Interest bearing deposits
Interest checking	$43,779	$36	0.33%	$38,226	$52	0.54%
Money market	64,693	59	0.36%	85,361	116	0.54%
Savings	18,652	22	0.47%	13,199	22	0.66%
Certificates	254,045	1,070	1.67%	309,277	1,504	1.93%
Total	381,169	1,187	1.24%	446,063	1,694	1.51%
Borrowings	42,595	264	2.46%	53,622	305	2.26%
Total interest bearing liabilities	423,764	1,451	1.36%	499,685	1,999	1.59%
Noninterest bearing deposits	56,983			53,139
Other liabilities	6,087			4,210
Total liabilities	486,834			557,034
Equity capital	27,856			49,910
Total liabilities and capital	$514,690			$606,944

Net interest income before provision for loan losses		$4,216			$4,964

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.61%			3.51%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.70%			3.63%

Average Balance Sheets
(in thousands)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$403,715	$16,560	5.48%	$443,212	$20,037	6.04%
Loans held for sale	15,207	442	3.88%	9,509	358	5.03%
Investment securities	32,756	532	2.17%	53,911	1,010	2.50%
Federal funds and other	25,829	44	0.23%	35,552	58	0.22%
Total interest earning assets	477,507	17,578	4.92%	542,184	21,463	5.29%

Allowance for loan losses and deferred fees	(13,381)			(7,480)
Cash and due from banks	14,199			9,102
Premises and equipment, net	26,439			27,361
Other assets	35,825			32,526

Total assets	$540,589			$603,693

Interest bearing deposits
Interest checking	$42,889	$112	0.35%	$36,479	$184	0.67%
Money market	68,976	205	0.40%	89,342	487	0.73%
Savings	17,534	65	0.50%	12,176	63	0.69%
Certificates	264,354	3,409	1.72%	315,547	4,905	2.08%
Total	393,753	3,791	1.29%	453,544	5,639	1.66%
Borrowings	45,640	799	2.34%	50,381	885	2.35%
Total interest bearing liabilities	439,393	4,590	1.40%	503,925	6,524	1.73%
Noninterest bearing deposits	61,503			47,884
Other liabilities	4,983			3,334
Total liabilities	505,879			555,143
Equity capital	34,711			48,280
Total liabilities and capital	$540,590			$603,423

Net interest income before provision for loan losses		$12,988			$14,939

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.52%			3.56%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.63%			3.68%

Provision for loan losses

The provision for loan losses for the three months ended September 30, 2012 amounted to $700,000 compared to $9,508,000 for the three months ended September 30, 2011.  The provision for loan losses for the nine months ended September 30, 2012 was $9,095,000 compared to $11,411,000 for the nine months ended September 30, 2011.  Continued depressed market conditions in 2012 as well as some financial difficulties experienced by some of our more significant borrowers warranted the continuation of significant provisions for loan losses in 2012.  The decrease in the provision in the third quarter of 2012 reflects the significant provision in the second quarter of 2012 as well as improving asset quality as nonaccrual loans declined by $15,872,000 during the third quarter, from $56,632,000 at June 30, 2012 to $40,760,000 at September 30, 2012.  Notwithstanding this improvement, asset quality remains a concern as there continues to be uncertainty in the economy.

Additionally, a significant portion of the provision for loan losses is based upon loan charge-off history over the last two years.  As charge-offs increased significantly during this period, the provision for loan losses based upon this history has significantly increased.

Noninterest income

Noninterest income increased from $2,597,000 for the three months ended September 30, 2011 to $4,029,000 for the three months ended September 30, 2012, an increase of $1,432,000, or 55%.  The increase in noninterest income is primarily a result of increases in gain on sale of loans of $669,000 and a gain on sale of securities of $448,000.  Noninterest income also increased from $7,060,000 for the first nine months of 2011 to $9,865,000 for the first nine months of 2012, an increase of $2,805,000, or 40%.  The increase in noninterest income is primarily a result of higher gains on sale of loans of $1,602,000 and gain on sale of securities of $649,000.  The increases in gains on sale of loans reflect increased profitability of our mortgage company in 2012.

Noninterest expense

Noninterest expense for the three months ended September 30, 2012 was $7,751,000 compared to $5,970,000 for the three months ended September 30, 2011, an increase of $1,781,000, or 30%.  The more significant increases in noninterest expense occurred in expenses related to foreclosed real estate of $1,337,000 and salaries and benefits of $424,000.  The increase in expenses related to foreclosed real estate is a result of our efforts to foreclose on troubled loans and the disposition of the collateral, and the increase in salaries and benefits is attributable to higher commissions to mortgage company loan officers from increased loan production.

Noninterest expense for the nine months ended September 30, 2012 totaled $21,219,000, an increase of $3,297,000, or 18%, from $17,922,000 for the nine months ended September 30, 2011.  Expenses related to foreclosed real estate increased by $2,309,000, salaries and benefits increased by $582,000 and professional and outside services increased by $389,000. The increase in expenses related to foreclosed real estate is a result of our efforts to foreclose on troubled loans and the disposition of the collateral, the increase in salaries and benefits is attributable to higher commissions to mortgage company loan officers from increased loan production, and the increase in outside services relates to consultants engaged to assist us in compliance with the Consent Order during the first six months of 2012.

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

The net deferred tax asset is included in other assets on the balance sheet.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  The deferred tax assets are analyzed quarterly for changes affecting realization.  Management determined that as of December 31, 2011, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance on its net deferred tax asset of approximately $3,900,000.  At September 30, 2012, management continues to believe that the objective negative evidence represented by the Company’s continued losses in 2012 outweighed the more subjective positive evidence and, as a result, recognized an addition to the valuation allowance on its net deferred tax asset of approximately $6,613,000.  The net operating losses available to offset future taxable income amounted to $16,116,000 at September 30, 2012 and expire through 2030.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded a franchise tax expense of $123,000 and $258,000 for the nine months ended September 30, 2012 and 2011, respectively.

Balance Sheet Analysis

Our total assets decreased to $508,300,000 at September 30, 2012 from $581,704,000 at December 31, 2011, a decrease of $73,404,000, or 13%.  During the third quarter of 2012, liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) decreased by $33,315,000, loans held for sale increased by $6,358,000, net portfolio loans decreased by $49,496,000, and other real estate owned increased by $11,399,000.  The declines in liquid assets and net portfolio loans are consistent with our asset reduction plan discussed previously.  The increase in loans held for sale is a result of increased loan production by our mortgage company and the increase in other real estate owned reflects our efforts to foreclose on troubled loans.

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

The Company’s real estate loan portfolio, which represents approximately 89% of all loans at September 30, 2012, are secured by mortgages on real property located principally in the Commonwealth of Virginia.  Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral.  The Company’s commercial loan portfolio represents approximately 10% of all loans.  Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $2.5 million.  Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property.  The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.  The remainder of our loan portfolio is in consumer loans which represent approximately 1% of the total.

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
Construction and land development
Residential	$4,938	1%	$7,906	2%
Commercial	48,416	13%	72,621	17%
Total	53,354	14%	80,527	19%
Commercial real estate
Farmland	2,591	1%	2,465	1%
Commercial real estate
Owner occupied	97,187	25%	105,592	24%
Non-owner occupied	55,295	15%	54,059	13%
Multifamily	7,569	2%	6,680	2%
Total	162,642	43%	168,796	39%
Consumer real estate
Home equity lines	26,712	7%	30,687	7%
Secured by 1-4 family residential
Secured by first deed of trust	82,487	22%	93,219	22%
Secured by second deed of trust	9,892	3%	12,042	3%
Total	119,091	32%	135,948	32%
Commercial and industrial loans
(except those secured by real estate)	35,966	10%	37,734	9%

Consumer and other	3,298	1%	4,865	1%

Total loans	374,351	100%	427,870	100%
Deferred fees and costs	776		768
Allowance for loan losses	(12,056)		(16,071)

	$363,071		$412,567

The decline in our total loan portfolio is part of management’s strategy to decrease our level of assets to improve our regulatory capital ratios as well as reduce our overhead expenses.  In addition, loans totaling $17,495,000 were foreclosed on and $13,119,000 were charged-off during the first nine months of 2012.

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

The allowance for loan losses at September 30, 2012 was $12,056,000, compared to $16,071,000 at December 31, 2011.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at September 30, 2012 and December 31, 2011 was 3.21% and 3.75%, respectively.  The decrease in the allowance for loan losses for the first nine months of 2012 was primarily a result of significant charge-offs recognized during the quarter for which specific provisions for loan losses had been previously provided as well as an overall decline in portfolio loans as a result of our balance sheet reduction plan.  We believe the amount of the allowance for loan losses at September 30, 2012 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (in thousands).

	Nine Months
	September 30,
	2012	2011

Beginning balance	$16,071	$7,312
Provision for loan losses	9,095	11,411
Charge-offs
Construction and land development:
Residential	(797)	-
Commercial	(5,506)	(193)
Commercial real estate:
Farmland	-
Commercial real estate - owner occupied	(685)
Commercial real estate - non-owner occupied	(431)	(244)
Multifamily	-	(83)
Consumer real estate:
Home equity lines	(681)	(1,124)
Secured by 1-4 family residential, secured by first deeds of trust	(3,046)	(116)
Secured by 1-4 family residential, secured by second deeds of trust	(428)	(203)
Commercial and industrial loans (except those secured by real estate)	(1,428)	(1,635)
Consumer and other	(404)	(187)
	(13,406)	(3,785)
Recoveries
Construction and land development:
Residential	45	9
Commercial	5	10
Commercial real estate:
Farmland
Commercial real estate - owner occupied	-	-
Commercial real estate - non-owner occupied	-	-
Multifamily
Consumer real estate:
Home equity lines	8	1
Secured by 1-4 family residential, secured by first deeds of trust	81	-
Secured by 1-4 family residential, secured by second deeds of trust	5
Commercial and industrial loans (except those secured by real estate)	147	2
Consumer and other	5	2
	296	24
Net charge-offs	(13,110)	(3,761)

Ending balance	$12,056	$14,962

Loans outstanding at end of period(1)	$375,127	$436,793
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of period	3.21%	3.43%

Average loans outstanding for the period(1)	$403,415	$443,212
Ratio of net charge-offs to average loans
outstanding for the period	3.25%	0.85%

(1) Loans are net unearned income.

The allowance for loan losses as a percentage of net loans decreased from 3.43% at September 30, 2011 to 3.21% at September 30, 2012 primarily as a result of a decrease in our specific allocation during the first nine months of 2012.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	September 30,	December 31,	September 30,
	2012	2011	2011

Nonaccrual loans	$40,760	$48,097	$26,643
Foreclosed properties	20,576	9,177	8,937
Total nonperforming assets	$61,336	$57,274	$35,580

Restructured loans still accruing	$22,105	$16,411	$32,008

Loans past due 90 days and still accruing
(not included in nonaccrual loans above)	$482	$1,172	$102

Nonperforming assets to loans at end of period(1)	16.4%	13.4%	8.2%

Nonperforming assets to total assets	12.1%	9.8%	5.9%

Allowance for loan losses to nonaccrual loans	29.6%	33.4%	56.2%

(1) Loans are net of deferred fees and costs.

The following table presents an analysis of the changes in nonperforming assets for the nine months ended September 30, 2012 (dollars in thousands):

	Nonaccrual
	Loans	OREO	Total

Balance December 31, 2011	$48,097	$9,177	$57,274
Additions	39,449	147	39,596
Loans placed back on accrual	(10,073)		(10,073)
Transfers to OREO	(16,681)	16,681	-
Repayments	(6,099)	-	(6,099)
Charge-offs	(13,933)	(2,781)	(16,714)
Sales	-	(2,648)	(2,648)

Balance September 30, 2012	$40,760	$20,576	$61,336

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

Of the total nonaccrual loans of $40,760,000 at September 30, 2012 that were considered impaired, 26 loans totaling $9,599,000 had specific allowances for loan losses totaling $2,145,000.  This compares to $48,097,000 in nonaccrual loans at December 31, 2011 of which 47 loans totaling $30,034,000 had specific allowances for loan losses of $5,034,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $1,931,000 and $2,250,000 for the nine months ended September 30, 2012 and 2011, respectively.

Deposits

Deposits as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%

Noninterest bearing demand	$58,469,352	13%	$66,534,956	14%
Interest checking accounts	42,795,169	10%	40,237,146	8%
Money market accounts	63,309,886	15%	75,487,907	16%
Savings accounts	18,073,601	4%	15,166,012	3%
Time deposits of $100,000 and over	115,499,674	27%	129,436,270	27%
Other time deposits	136,994,455	31%	158,658,761	32%

Total	$435,142,137	100%	$485,521,052	100%

Total deposits decreased by $50,379,000, or 10.4%, from $485,521,000 at December 31, 2011 to $435,142,000 at September 30, 2012, as compared to an increase of $5,159,000, or 1%, during the first nine months of 2011.  Checking and savings accounts decreased by $2,600,000, money market accounts decreased by $12,178,000 and time deposits decreased by $35,601,000.  The decline in time deposits was a direct result of repricing maturing time deposits at rates below market for noncore depositors and is consistent with our balance sheet reduction plan.  The cost of our interest-bearing deposits declined to 1.29% for the first nine months of 2012 compared to 1.66% for the first nine months of 2011.

While the mix of our deposits continues to be weighted toward time deposits, such deposits represent only 58% of total deposits at September 30, 2012 and 59% at December 31, 2011.  As our branch network has increased and is more convenient to a larger segment of our targeted customer base, we have experienced a move to a higher percentage of our deposits in checking and money market accounts.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $28,000,000 and $37,750,000 at September 30, 2012 and December 31, 2011 respectively.  The FHLB advances are secured by the pledge of residential mortgage loans, investment securities and our FHLB stock.

Capital resources

Stockholders’ equity at September 30, 2012 was $24,097,000, compared to $36,248,000 at December 31, 2011.  On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the TARP Program).  The TARP Program is a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers.  Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 499,030 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Capital Purchase Program carries a 5% dividend until May 1, 2014, and 9% thereafter, unless the shares are redeemed by the Company.  The $(12,150,000) decrease in equity during the first nine months of 2012 was primarily due to the net loss available to shareholders of $(12,131,000).

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

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the TARP program preferred stock or trust preferred capital notes without prior regulatory approval.  In addition, the Consent Order with the FDIC and BFI provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction in capital, without regulatory approval.  At September 30, 2012, the Company’s total accrued but deferred payment on TARP dividend payments was $1,166,758 and interest payments on trust preferred capital notes was $558,600.

In June 2012 as a result of the unpaid dividends, Treasury requested that an observer appointed by Treasury be allowed to attend the Company’s meetings of its board of directors.  The observer started attending board meetings in August 2012.  Treasury has the contractual right to nominate up to two members to the board of directors upon the Company’s sixth deferred dividend payment.  The Company has deferred six dividend payments as of September 30, 2012.  However, Treasury has not indicated at this time it will nominate two directors to our board.

The following table presents the composition of regulatory capital and the capital ratios for the Company at the dates indicated (dollars in thousands).

	September 30,	December 31,
	2012	2011

Tier 1 capital
Preferred stock	$59	$59
Common stock	17,007	16,974
Additional paid-in capital	40,705	40,732
Retained earnings (deficit)	(34,026)	(21,896)
Warrant Surplus	732	732
Discount on preferred stock	(236)	(346)
Qualifying trust preferred securities	7,915	8,764
Less intangible assets	(418)	(491)
Disallowed Deferred tax asset	-	(2,125)
Total equity	31,738	42,403
Total Tier 1 capital	31,738	42,403

Tier 2 capital
Qualifying trust preferred securities	849	-
Allowance for loan losses	5,079	5,629
Total Tier 2 capital	5,928	5,629

Total risk-based capital	37,666	48,032

Risk-weighted assets	$399,330	$439,873

Average assets	$508,887	$578,330

Capital ratios
Leverage ratio (Tier 1 capital to
average assets)	6.24%	7.33%
Tier 1 capital to risk-weighted assets	7.95%	9.64%
Total capital to risk-weighted assets	9.43%	10.92%
Equity to total assets	4.74%	6.23%

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands).

	September 30,	December 31,
	2012	2011

Tier 1 capital
Common stock	6,849	6,849
Additional paid-in capital	53,906	53,899
Retained earnings (deficit)	(30,183)	(20,436)
Less intangible assets	(418)	(491)
Disallowed Deferred tax asset	-	(846)
Total equity	30,154	38,975
Total Tier 1 capital	30,154	38,975

Tier 2 capital
Allowance for loan losses	5,053	5,555
Total Tier 2 capital	5,053	5,555

Total risk-based capital	35,207	44,530

Risk-weighted assets	$397,210	$433,892

Average assets	$507,364	$603,758

Capital ratios
Leverage ratio (Tier 1 capital to
average assets)	5.94%	6.46%
Tier 1 capital to risk-weighted assets	7.59%	8.98%
Total capital to risk-weighted assets	8.86%	10.26%
Equity to total assets	6.03%	7.02%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  The Bank met the criteria to be categorized as an “adequately capitalized” institution as of September 30, 2012 and “well capitalized” as of December 31, 2011.  However, due to the minimum capital ratios required by the Consent Order, the Bank currently is considered “adequately capitalized”.  The Consent Order requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 11%.  At September 30, 2012, the Bank’s leverage ratio was 5.94% and the total capital to risk weighted assets ratio was 8.86%.  As required by the Consent Order, the Bank has provided a capital plan to the FDIC and BFI that demonstrates how the Bank will come into compliance with the required minimum capital ratios set forth in the Consent Order.  When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29.  In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

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

At September 30, 2012, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $59,634,000, or 12% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $6,362,000 of these securities are pledged against retail sweep accounts.  Therefore, the related borrowings would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.  Liquid assets declined by approximately $33,315,000 during the nine months ended September 30, 2012 primarily as a result of the decline in deposits discussed previously and consistent with our asset reduction plan.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain two federal funds lines of credit with correspondent banks totaling $22 million for which there were no borrowings against the lines at September 30, 2012.

At September 30, 2012, we had commitments to originate $73,555,000 of loans.  Fixed commitments to incur capital expenditures were less than $25,000 at September 30, 2012.  Certificates of deposit scheduled to mature in the 12-month period ending September 30, 2013 totaled $121,252,000.  We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at September 30, 2012.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Interest Rate Sensitivity GAP Analysis
September 30, 2012
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$20,091	$6,780	$14,749	$23,616	$76,694	$141,930
Variable rate	88,438	8,703	19,186	32,875	83,219	232,421
Investment securities	1	-		-	33,415	33,416
Loans held for sale	22,527	-	-	-	-	22,527
Federal funds sold	154	-	-	-	-	154

Total rate sensitive assets	131,211	15,483	33,935	56,491	193,328	430,448
Cumulative rate sensitive assets	131,211	146,694	180,629	237,120	430,448

Interest Rate Sensitive Liabilities
Interest checking	-	-	-	42,795	-	42,795
Money market accounts	63,310	-	-	-	-	63,310
Savings	-	-	-	18,074	-	18,074
Certificates of deposit	53,129	25,443	42,680	72,774	58,468	252,494
FHLB advances	-	1,000	9,000	16,000	2,000	28,000
Trust Preferred Securities	-	-	-		8,764	8,764
Other borrowings	5,351	-	-	-	-	5,351

Total rate sensitive liabilities	121,790	26,443	51,680	149,643	69,232	418,788
Cumulative rate sensitive liabilities	121,790	148,233	199,913	349,556	418,788

Rate sensitivity gap for period	$9,421	$(10,960)	$(17,745)	$(93,152)	$124,096	$11,660
Cumulative rate sensitivity gap	$9,421	$(1,539)	$(19,284)	$(112,436)	$11,660

Ratio of cumulative gap to total assets	1.9%	(0.3)%	(3.8)%	(22.1)%	2.3%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	107.7%	99.0%	90.4%	67.8%	102.8%
Ratio of cumulative gap to cumulative
rate sensitive assets	7.2%	(1.0)%	(10.7)%	(47.4)%	2.7%

(1) Includes nonaccrual loans of approximately $40,760,000, which are spread throughout the categories.

At September 30, 2012, our balance sheet is asset sensitive for the first three months, meaning that our assets reprice more quickly than our liabilities during that period, and liability sensitive for the next 3 to 36 months months, meaning that our liabilities will reprice more quickly than our assets during that period and asset sensitive after 36 months, with a ratio of cumulative gap to total assets ranging from a positive gap of 1.9% for the first three months to a negative gap of (22.1)% for thirteen to thirty six month period.  A negative gap can adversely affect earnings in periods of increasing interest rates.  Given the Federal Reserve’s announcement that it will maintain short-term interest rates at current levels until the end of 2014, we do not expect interest rates to increase in the foreseeable future.  However, we believe our balance sheet should be asset sensitive and, accordingly, we have adopted pricing policies to lengthen the maturities/repricing of our liabilities relative to the maturities/pricing of our assets.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income.  Management determined that as of December 31, 2011 and September 30, 2012, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance of $3,929,000 and $10,513,000 on its net deferred tax asset, respectively.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2012.  Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and is made known to management in a timely fashion.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

As disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011, the Company’s internal control over financial reporting was not effective as of December 31, 2011 as a result of a material weakness related to the Company’s allowance for loan and lease losses. As a result of such material weakness, we also concluded that our disclosure controls and procedures were not effective as of March 31, 2012 and as of June 30, 2012.

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

Based on these enhancements, we have concluded as of September 30, 2012 that this material weakness has been remediated.

Other than the remedial measures noted above, there were no changes in internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.

ITEM 1A – RISK FACTORS

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

In consideration of our agreements with our regulators, which require regulatory approval to make dividend payments on our preferred stock, the Company notified the U.S. Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Preferred Stock.  The total arrearage on such preferred stock as of September 30, 2012 was $1,166,758.

ITEM 4 – MINE SAFETY DISCLOSURES

None

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.
(Registrant)

Date: November 13, 2012	By:	/s/ Thomas W. Winfree
Thomas W. Winfree
President and
Chief Executive Officer

Date: November 13, 2012	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.