Form 10-K
period 2012-12-31
Village Bank & Trust Financial Corp.
filed 2013-03-26
CIK 1290476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $5,315,000.

The number of shares of common stock outstanding as of March 1, 2013 was 4,251,795.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in conjunction with the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Village Bank and Trust Financial Corp.
Form 10-K

PART I

ITEM 1.  BUSINESS

The disclosures set forth in this item are qualified by ITEM 1A. RISK FACTORS and the section captioned “Caution About Forward-Looking Statements” and other cautionary statements set forth elsewhere in this report.

General

Village Bank and Trust Financial Corp. (“Company”, ”we”, “our”) was incorporated in January 2003 and was organized under the laws of the Commonwealth of Virginia as a bank holding company whose activities consist of investment in its wholly-owned subsidiary, Village Bank (the “Bank”).  The Bank opened to the public on December 13, 1999 as a traditional community bank offering deposit and loan services to individuals and businesses in the Richmond, Virginia metropolitan area.  During 2003, the Company acquired or formed three wholly owned subsidiaries of the Bank, Village Bank Mortgage Corporation (“Village Bank Mortgage”), a full service mortgage banking company, Village Insurance Agency, Inc. (“Village Insurance”), a full service property and casualty insurance agency, and Village Financial Services Corporation (“Village Financial Services”), a financial services company.  Currently, Village Insurance and Village Financial Services have no ongoing operations.  In addition we provide investment services through a separate division of the Bank, Village Investment Services.

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

During the first quarter of 2013, we expect to complete the sale of one of our branches located in Chesterfield County to StellarOne Bank.  StellarOne Bank will acquire deposits of approximately $21.5 million, loans of $12.2 million and real estate of $1.7 million from Village Bank. The purchase price represents a 3.5% premium on the deposits, par value on the loan portfolio and book value for the real estate.

Business Strategy

Our current business strategies include the following:

•	To be a full service financial services provider enabling us to establish and maintain relationships with our customers.

•
To reduce the level of our nonperforming assets.  Nonperforming assets, consisting of nonaccrual loans and real estate acquired through foreclosure, reached record highs in 2012 and continue to have a negative effect on profitability.  We have committed significant resources to reduce the level of nonperforming assets.

•	To comply with the requirements agreed to with our regulatory authorities.

o
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

o
In addition, the Company also entered into a Written Agreement with the Federal Reserve Bank of Richmond (the “Reserve Bank”).  Pursuant to this Written Agreement, the Company agreed to develop and submit to the Reserve Bank for approval within the time periods specified therein written plans to maintain sufficient capital and correct any violations of section 23A of the Federal Reserve Act and Regulation W.  In addition, the Company will submit a written statement of its planned sources and uses of cash for debt service, operation expenses, and other purposes. The Company also has agreed that it will not, without prior regulatory approval:

▪	pay or declare any dividends;
▪	take any other form of payment representing a reduction in capital from the Bank;
▪	make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities;
▪	incur, increase, repay, or guarantee any debt;
▪	purchase or redeem any shares of its stock.

•
To reduce our total assets and liabilities.  At the beginning of 2012, our business strategy included efforts to reduce our total assets and liabilities due to a continued depressed economy as well as capital limitations at the time.  These efforts resulted in declines of approximately $72 million in total assets and approximately $60 million in total liabilities in 2012.  With the sale of a branch in the first quarter of 2013, we expect to further reduce our total assets and liabilities by approximately $22 million.  This strategy helped strengthen our regulatory capital ratios in 2012.  While we do not anticipate significant growth in 2013, we will not continue our efforts to reduce total assets and liabilities.

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

Once we established a strong banking presence in the Chesterfield County market with eight branches, we continued the implementation of our strategy by expanding our franchise into other counties in the Richmond Metropolitan area.  In addition to Chesterfield County, we have now opened three branches in both Hanover and Henrico Counties and one in Powhatan County; all three along with Chesterfield have seen strong population growth in recent years.  Our mortgage company has experienced a significant increase in loan production as a result of the addition of a loan production office in Northern Virginia.

As a result of the depressed economic conditions over the past several years, our more recent strategy has been to curtail growth and reduce total assets and liabilities to strengthen our capital ratios.  This strategy resulted in declines in total assets and liabilities in 2012.  While we do not anticipate significant growth in 2013, we will not continue our efforts to reduce total assets and liabilities.

At December 31, 2012, we had fourteen full service banking offices, which were staffed by 56 full-time employees.  Our senior staff averages more than 25 years of professional or banking experience.  Our principal office, which houses our executive officers and loan department, was opened in August 2008 and is located at 15521 Midlothian Turnpike, Midlothian, Virginia 23113.  Our main telephone number is (804) 897-3900.

Historically the Richmond Metropolitan area has been a favorable market for us to provide banking services.  However, with the depressed economy that started in late 2008, this market area was negatively impacted by the decline in the housing market, especially in Chesterfield County where residential housing has been an economic driver in the past.  Because a substantial part of our loan portfolio is collateralized by residential real estate primarily in Chesterfield County, this decline in the housing market has had a negative impact on our asset quality.  The result has been a substantial increase in nonperforming assets, and in turn, a negative impact on profitability.  See further discussion of nonperforming assets under Asset Quality in Management’s Discussion and Analysis of Financial Condition and Results of Operations following.

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

Loan Portfolio.  The net loan portfolio was $344,890,000 at December 31, 2012, which compares to $412,567,000 at December 31, 2011.  The Company continued to see a decline in loan levels in 2012, with a decline of 16.4% compared to a decline of 7.6% in 2011.  The declines in loans in 2012 and 2011 were a direct result of the prolonged economic downturn and our decision to increase capital ratios to meet regulatory requirements.  With the anticipated sale of a branch in the first quarter of 2013 which will include the sale of approximately $12.2 million in loans, we do not intend to allow our loan level to continue to decline in 2013; however, this will be influenced by the availability of quality loans and economic conditions.  Our loan customers are generally located in the Richmond metropolitan area.

Commercial Real Estate Lending.  We finance commercial real estate for our clients and commercial real estate loans represent the largest segment of our loan portfolio.  This segment of our loan portfolio has been the largest segment since 2004 due to the significant real estate opportunities in our market area.  We generally will finance owner-occupied commercial real estate at an 80% loan-to-value ratio or less.  In many cases our loan-to-value ratio is less than 80%, which provides us with a higher level of collateral security.  Our underwriting policies and procedures focus on the borrower’s ability to repay the loan as well as assessment of the underlying real estate.  Risks inherent in managing a commercial real estate loan portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate.  We attempt to mitigate those risks by carefully underwriting loans of this type as well as following appropriate loan-to-value standards.  Commercial real estate loans (generally owner occupied) at December 31, 2012 were $157,884,000, or 44.5% of the total loan portfolio.

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

Our current one-to-four-family residential adjustable rate mortgage loans have interest rates that adjust annually after a fixed period of 1, 3 and 5 years, generally in accordance with the rates on comparable U.S. Treasury bills plus a margin.  Our adjustable rate mortgage loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate.  There are risks resulting from increased costs to a borrower as a result of the periodic repricing mechanisms of these loans.  Despite the benefits of adjustable rate mortgage loans to our asset/liability management, they pose additional risks, primarily because as interest rates rise; the underlying payments by the borrowers rise, increasing the potential for default.  At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.  At December 31, 2012, $115,827,000, or 32.7% of our loan portfolio, consisted of residential mortgage loans.

Real Estate Construction Lending.  This segment of our loan portfolio is predominantly residential in nature and comprised of loans with short duration, meaning maturities of twelve months or less.  Residential houses under construction and the underlying land for which the loan was obtained secure the construction loans.  Construction lending entails significant risks compared with residential mortgage lending.  These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land and home under construction, which is estimated prior to the completion of the home.  Thus it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios.  To mitigate these risks we generally limit loan amounts to 80% of appraised values on pre-sold homes and 75% on speculative homes, and obtain first lien positions on the property taken as security.  Additionally, we offer real estate construction financing to individuals who have demonstrated the ability to obtain a permanent loan.  At December 31, 2012, construction loans totaled $44,055,000, or 12.4% of the total loan portfolio.

Commercial Business Lending.  Our commercial business lending consists of lines of credit, revolving credit facilities, term loans, equipment loans, stand-by letters of credit and unsecured loans.  Commercial loans are written for any business purpose including the financing of plant and equipment, carrying accounts receivable, general working capital, contract administration and acquisition activities.  Our client base is diverse, and we do not have a concentration of loans in any specific industry segment.  Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral such as marketable securities, cash value of life insurance, and time deposits.  Commercial business loans have a higher degree of risk than residential mortgage loans, but have higher yields.  To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of business borrowers.  The availability of funds for the repayment of commercial business loans may substantially depend on the success of the business itself.  Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate.  All commercial loans we make have recourse under the terms of a promissory note.  At December 31, 2012, commercial loans totaled $34,384,000, or 9.7% of the total loan portfolio.

Consumer Installment Lending.  We offer various types of secured and unsecured consumer loans.  We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the primary focus of our lending activities.  Our general guideline is that a consumer’s total debt service should not exceed 40% of the consumer’s gross income.  Our underwriting standards for consumer loans include making a determination of the applicant’s payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan.  The stability of an applicant’s monthly income may be determined by verification of gross monthly income from primary employment and additionally from any verifiable secondary income.  Consumer loans totaled $2,761,000 at December 31, 2011, which was 1.1% of the total loan portfolio.

Loan Commitments and Contingent Liabilities.  In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities which are disclosed in the footnotes of our annual financial statements, including commitments to extend credit.  At December 31, 2012, undisbursed credit lines, standby letters of credit and commitments to extend credit totaled $64,110,000.

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

Lending Limit.  As of December 31, 2012, our legal lending limit for loans to one borrower was approximately $5,500,000.  However, we generally will not extend credit to any one individual or entity in excess of $5,000,000, and, as noted above, any amount over that must be approved by the full Board of Directors.

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

For securities classified as available-for-sale securities, we evaluate whether a decline in fair value below the amortized cost basis is other than temporary.  If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings.  There were no securities at December 31, 2012 where a decline in market value was considered other than temporary.

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

The greater Richmond metropolitan market has experienced several significant mergers or acquisitions involving all four regional banks formerly headquartered in central Virginia over the past fifteen years.  Additionally, other larger banks from outside Virginia have acquired local banks.  We believe that the Company can capitalize on such merger activity and attract customers from those who are dissatisfied with the acquired banks.

At June 30, 2012, the latest date such information is available from the FDIC, the Bank’s deposit market share in Chesterfield County was 7.26%, 5.30% in Hanover County,  0.61% in the Richmond MSA and 0.13% in Henrico County.

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

Written Plans and Other Material Terms. Under the terms of the Order, the Bank is required to prepare and submit the following written plans or reports to the FDIC and the Commissioner:

—	Plan to improve liquidity, contingency funding, interest rate risk, and asset liability management
—	Plan to reduce assets of $250,000 or greater classified “doubtful” and “substandard”
—	Revised lending and collection policy to provide effective guidance and control over the Bank’s lending and credit administration functions
—	Effective internal loan review and grading system
—	Policy for managing the Bank’s other real estate
—	Business/strategic plan covering the overall operation of the Bank
—	Plan and comprehensive budget for all categories of income and expense for the year 2011
—	Policy and procedures for managing interest rate risk
—	Assessment of the Bank’s information technology function

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

Written Agreement.  In June 2012, the Company entered into a written agreement (“Written Agreement”) with the Federal Reserve Bank of Richmond (“Reserve Bank”).  Under the terms of the Written Agreement, the Company agreed to develop and submit to the Reserve Bank for approval within the time periods specified therein written plans to maintain sufficient capital and correct any violations of section 23A of the Federal Reserve Act and Regulation W.  In addition, the Company will submit a written statement of its planned sources and uses of cash for debt service, operation expenses, and other purposes.

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

•
Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 limit for federal deposit insurance and temporarily provided unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

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

Insurance of Accounts, Assessments and Regulation by the FDIC.  Our deposits are insured by the FDIC up to the limits set forth under applicable law, currently $250,000.  We are subject to the deposit insurance assessments of the Deposit Insurance Fund (DIF).  The amount of the assessment is a function of the institution’s risk category, of which there are four, and its assessment base.  An institution’s risk category is determined according to its supervisory ratings and capital levels and is used to determine the institution’s assessment rate.  Beginning April 1, 2011, the assessment base is an institution’s average consolidated total assets less its average tangible equity.

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

Payment of Dividends.  We are a legal entity separate and distinct from the Bank and our other subsidiaries.  Virtually all of our cash revenues will result from dividends paid to us by the Bank, which is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings without BFI approval.  As of December 31, 2012, the Bank did not have any accumulated retained earnings.  In addition, the Bank may not declare or pay any dividend if, after making the dividend, the bank would be "undercapitalized," as defined in FDIC regulations.

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

The Company is currently subject to a Written Agreement with the Reserve Bank pursuant to which the Company must obtain the prior written approval of the Reserve Bank to declare or pay any dividends on its common stock or preferred stock, take dividends or any other form of payment representing a reduction in capital from the Bank or make any payments on its trust preferred securities.

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

•	Tier 1 Risk-Based Capital ratio (Tier 1 capital divided by total risk-weighted assets), and

•	Leverage ratio (Tier 1 capital divided by adjusted average total assets).

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

Proposed Changes in Capital Requirements

In June 2012, the Federal Reserve, the FDIC and the OCC jointly issued proposed rules that would revise the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to be consistent with the agreements reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”).

Among other things, the proposed rules establish a new common equity tier 1 (“CET1”) minimum capital requirement, introduce a “capital conservation buffer” and raise minimum risk-based capital requirements.  Basel III establishes the CET1 to risk-weighted assets to 4.5%, and a capital conservation buffer of an additional 2.5%, raising the target CET1 to risk-weighted assets ratio to 7%.  It requires banks to maintain a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.0%, plus the capital conservation buffer effectively resulting in Tier 1 capital ratio of 8.5%.  Basel III increases the minimum total capital ratio to 8.0% plus the capital conservation buffer, increasing the minimum total capital ratio to 10.5%.  Institutions that do not maintain the required capital buffer would be subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  Basel III also introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.  Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period.

The proposed rules also introduce new methodologies for determining risk-weighted assets, including higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules indicate that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.  However, the regulatory agencies have recently indicated that, due to the volume of public comments received, the final rule would not be in effect on January 1, 2013 and implementation has been delayed indefinitely.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.  A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations.  The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.  The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital.  As of December 31, 2012, the Bank met the ratio requirements to be classified as a well capitalized financial institution.  However, as a result of the Order, the Bank currently is classified as adequately capitalized.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements for insured depository institutions and their holding companies.  Under the Collins Amendment to the Dodd-Frank Act, federal regulators were directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis.  These minimum requirements can’t be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of the date that the Dodd-Frank Act was enacted.  These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions.  The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets.  Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013.  The Collins Amendment did not exclude preferred stock issued to the U.S. Treasury through the TARP Capital Purchase Program from Tier 1 capital treatment. Accordingly, the Company’s trust preferred securities and preferred stock issued to the U.S. Treasury through the TARP Capital Purchase Program will continue to qualify as Tier 1 capital.

In February 2012, the Bank entered into the Consent Order with the Supervisory Authorities which provided that, within 90 days from the date of the order and during the life of the order, the Bank must have a leverage ratio equal to or greater than 8% of its total assets, and total risk-based capital equal to or greater than 11% of the Bank’s total risk-weighted assets.  At December 31, 2012, the Bank’s Tier 1 risk-based capital ratio was 8.77%, its total risk-based capital ratio was 10.04% and its leverage ratio was 6.52%, compared to 8.98%, 10.26% and 6.46% at December 31, 2011, respectively.  The Bank has submitted a Capital Plan to the Supervisory Authorities which provides for compliance with the capital requirements in the Consent Order by the end of 2014, but as of the date of this report, the Supervisory Authorities have not approved the Capital Plan.  More information concerning our regulatory ratios at December 31, 2012 is included in Note 13 to the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.

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

Support of Subsidiary Institutions. Under the Dodd-Frank Act, and previously under Federal Reserve policy, we are required to act as a source of financial strength for our bank subsidiary, Village Bank, and to commit resources to support the Bank.  This support can be required at times when it would not be in the best interest of our shareholders or creditors to provide it.  In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.  On December 31, 2012, the Company made a capital contribution of $1.5 million to the Bank to improve its capital ratios.

Incentive Compensation Policies and Restrictions.  In July 2010, the federal banking agencies issued guidance which applies to all banking organizations supervised by the agencies (thereby including both the Company and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. At December 31, 2012, we had not been made aware of any instances of non-compliance with this guidance.

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

In June 2012 the Treasury asked to allow an observer at the Company’s meetings of its board of directors.  The observer started attending board meetings in August 2012.  The Treasury has the contractual right to nominate up to two members to the board of directors upon the Company’s sixth missed dividend payment.  The Company has deferred seven dividend payments as of December 31, 2012. However, Treasury has not indicated that it will nominate two directors to the board of directors.

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

Other Safety and Soundness Regulations.  There are a number of obligations and restrictions imposed on depository institutions by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default.  The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law.  Federal regulatory authorities also have broad enforcement powers over us, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors.  At December 31, 2012, Village Bank met the ratio requirements to be classified as a well capitalized financial institution.  However, as a result of the Order, Village Bank currently is classified as adequately capitalized.

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

Employees

As of December 31, 2012, the Company and its subsidiaries had a total of 191 full-time employees and 14 part-time employees.  None of the Company’s employees are covered by a collective bargaining agreement.  The Company considers its relations with its employees to be good.

Control by Certain Shareholders

The Company has one shareholder who owns 8.34% of its outstanding Common Stock.  As a group, the Board of Directors and the Company’s Executive Officers control 17.10% of the outstanding Common Stock of the Company as of February 15, 2013.  Accordingly, such persons, if they were to act in concert, would not have majority control of the Bank and would not have the ability to approve certain fundamental corporate transactions or the election of the Board of Directors.

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

In February 2012, the Bank entered into a Consent Order with the FDIC and the BFI.  Among other things, the Consent Order requires us to develop and submit plans to reduce and improve our loan portfolio, reducing our commercial real estate concentration, maintain an appropriate allowance for loan losses, review our management performance, and correct certain violations of law.  In addition, the Consent Order requires us to limit asset growth to no more than 10% per year and maintain certain capital ratios higher than those required to be considered “well capitalized.”  The Company has also agreed not to declare or pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction of capital without prior regulatory approval.

In June 2012, the Company entered into a Written Agreement with the Reserve Bank.  Under the terms of the Written Agreement, the Company agreed to develop and submit to the Reserve Bank for approval within the time periods specified therein written plans to maintain sufficient capital and correct any violations of section 23A of the Federal Reserve Act and Regulation W.  In addition, the Company will submit a written statement of its planned sources and uses of cash for debt service, operation expenses, and other purposes.

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

The Company’s business has been adversely affected by conditions in the financial markets and economic conditions generally, and could be further impacted by continued stagnation.

From December 2007 through June 2009, the U.S. economy was in recession.  Business activity across a wide range of industries and regions in the U.S. was greatly reduced.  Although economic conditions have begun to improve, certain sectors, such as real estate, remain weak and unemployment remains high.  Local governments and many businesses are still in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets.  Market conditions also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions.  These failures, as well as potential future failures, have had a significant negative impact on the capitalization level of the Deposit Insurance Fund of the FDIC, which, in turn, has led to a significant increase in deposit insurance premiums paid by financial institutions.  Such conditions have adversely affected the credit quality of the Company’s loans, and the Company’s results of operations and financial condition.  The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent upon the business environment in the markets where the Company operates.  If economic conditions do not improve, our financial condition and results of operations could be adversely impacted.

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

Our mortgage banking revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact our profits.

Our mortgage banking operations have experienced a significant increase in loan production, including through the addition of a loan production office in Northern Virginia, and have become a large portion of our revenues.  Maintaining this revenue stream is dependent upon our ability to originate loans and sell them to investors at or near current volumes.  Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions.  Recently, revenues from mortgage banking have increased due to our expansion; however, a significant portion of this increase is also due to a lowering interest rate environment that resulted in a high volume of mortgage loan refinancing activity, which may not continue at its recent pace. Loan production levels may also suffer if we experience a slowdown in the local housing market or tightening credit conditions. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage banking activities. As a result, these conditions would also adversely affect our results of operations.

Deteriorating economic conditions may also cause home buyers to default on their mortgages. In certain cases where we have originated loans and sold them to investors, we may be required to repurchase loans or provide a financial settlement to investors if it is proven that the borrower failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor. Such repurchases or settlements would also adversely affect our results of operations.

Our results of operations are significantly affected by the ability of our borrowers to repay their loans.

A significant source of risk is the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements.  Most of the Company’s loans are secured but some loans are unsecured.  With respect to the secured loans, the collateral securing the repayment of these loans may be insufficient to cover the obligations owed under such loans.  Collateral values may be adversely affected by changes in economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, widespread disease, terrorist activity, environmental contamination and other external events.  In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when it is not.  The Company has adopted underwriting and credit monitoring procedures and policies, including regular reviews of appraisals and borrower financial statements, that management believes are appropriate to mitigate the risk of loss.  During the recessionary economy the last four years, we have sustained significant loan losses that have resulted in operating losses.  These loan losses were the result of borrowers’ inability to repay coupled with a decline in the value of the collateral, primarily real estate.  In the fourth quarter of 2012, we did not have to provide for any loan losses which resulted in a return to profitability.  While we are encouraged by this decline in the provision for loan losses, overall asset quality continues to be a concern as there continues to be uncertainty in the economy and the level of nonperforming assets remains significant.

As of December 31, 2012, approximately 67% of the Company’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans.  Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.  Further, if repurchase and indemnity demands with respect to the Company’s loan portfolio increase, its liquidity, results of operations and financial condition will be adversely affected.

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

The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Company’s control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and have required an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  Further, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and, possibly capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

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

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  As of December 31, 2012 the Bank exceeded applicable thresholds to be considered well capitalized; however, as a result of our Consent Order with the FDIC and BFI, the Bank currently is considered adequately capitalized.  Until we are no longer subject to the capital directives contained in the Consent Order and become well capitalized for regulatory capital purposes, we cannot renew or accept brokered deposits without prior regulatory approval and we may not offer interest rates on our deposit accounts that are significantly higher than the average rates in our market area.  As a result, it may be more difficult for us to attract new deposits as our existing brokered deposits mature and do not rollover and to retain or increase non-brokered deposits.  If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected.  As a result of being adequately capitalized, we also could be subject to more frequent examinations by FDIC, restrictions on new branches and other potential limitations.  In addition, we will pay higher insurance premiums to the FDIC, which will reduce our earnings.

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

We have not realized any non-cash, other-than-temporary impairment charges during 2012 as a result of reductions in fair value below original cost of any investments in our investment portfolio.  However, we could be required to record future impairment charges on our investment securities if they suffer any declines in value that are considered other-than-temporary.  Considerations used to determine other-than-temporary impairment status to individual holdings include the length of time the stock has remained in an unrealized loss position, and the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent news that would affect expectations for recovery or further decline.

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

A number of financial institutions which participated in the TARP Capital Purchase Program (“CPP”) have received approval from the U.S. Treasury to exit the program.  These institutions have, or are in the process of, repurchasing the preferred stock and repurchasing or auctioning the warrant issued to the U.S. Treasury as part of the program.  The Company has not yet requested regulatory approval to repurchase the preferred stock and warrant from the U.S. Treasury.  In order to repurchase one or both securities, in whole or in part, the Company must establish that it has satisfied all of the conditions to repurchase and must obtain the approval of the U.S. Treasury and the consent of the FDIC.  There can be no assurance that the Company will be able to repurchase these securities from the U.S. Treasury.  The Company’s customers, employees and counterparties in its current and future business relationships may draw negative implications regarding the strength of the Company as a financial institution based on its continued participation in the program following the exit of one or more of its competitors or other financial institutions.  Any such negative perceptions may impair the Company’s ability to effectively compete with other financial institutions for business or to retain high performing employees.  If this were to occur, the Company’s business, financial condition and results of operations may be adversely affected, perhaps materially.

Government measures to regulate the financial industry, including the Dodd-Frank Act, subject us to increased regulation and could adversely affect us.

As a financial institution, we are heavily regulated at the state and federal levels.  As a result of the financial crisis and related global economic downturn that began in 2007, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices.  In July 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act includes significant changes in the financial regulatory landscape and will impact all financial institutions, including the Company and the Bank.  Many of the provisions of the Dodd-Frank Act have begun to be or will be implemented over the next several years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies.  Because the ultimate impact of the Dodd-Frank Act will depend on future regulatory rulemaking and interpretation, we cannot predict the full effect of this legislation on our businesses, financial condition or results of operations.  Among other things, the Dodd-Frank Act and the regulations implemented thereunder could limit debit card interchange fees, increase FDIC assessments, impose new requirements on mortgage lending, and establish more stringent capital requirements on bank holding companies.  As a result of these and other provisions in the Dodd-Frank Act, we could experience additional costs, as well as limitations on the products and services we offer and on our ability to efficiently pursue business opportunities, which may adversely affect our businesses, financial condition or results of operations.

Holders of the TARP preferred stock may, under certain circumstances, have the right to elect two directors to our board of directors.

As of December 31, 2012, we have not made payment of dividends on the TARP preferred stock for seven quarterly dividend periods.  In the event that we fail to pay dividends on the TARP preferred stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting our board of directors will be increased by two.  Holders of the TARP preferred stock, together with the holders of any outstanding parity stock with like voting rights, voting as a single class, will be entitled to elect the two additional members of our board of directors at the next annual meeting (or at a special meeting called for the purpose of electing these directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

In June 2012 the Treasury asked to allow an observer at the Company’s meetings of its board of directors.  The observer started attending board meetings in August 2012.  The Treasury has the contractual right to nominate up to two members to the board of directors upon the Company’s sixth missed dividend payment.  The Company has deferred seven dividend payments as of December 31, 2012. However, Treasury has not indicated that it will nominate two directors to the board of directors.

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

The FDIC insures deposits at FDIC-insured financial institutions, including Village Bank.  The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level.  Current economic conditions have increased bank failures and expectations for further failures, which may result in the FDIC making more payments from the Deposit Insurance Fund and, in connection therewith, raising deposit premiums.  In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000, which may result in even larger losses to the Deposit Insurance Fund.  These developments and our financial condition have caused an increase to our assessment, and the FDIC may be required to made additional increases to the assessment rates and levy additional special assessments on us.  Higher assessments increase our non-interest expense.

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

With the continuing news about bank failures, customers are increasingly concerned about the extent to which their deposits are insured by the FDIC.  Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with us is fully insured.  Decreases in deposits may adversely affect our liquidity, funding sources and costs and net income.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of the Company’s common stock trade on the Nasdaq Capital Market under the symbol “VBFC”.  The high and low prices of shares of the Company’s common stock for the periods indicated were as follows:

2011	High	Low
1st quarter	$4.00	$1.54
2nd quarter	3.19	2.00
3rd quarter	2.98	1.63
4th quarter	2.40	1.13
2012
1st quarter	$2.75	$1.17
2nd quarter	2.14	1.20
3rd quarter	1.46	0.82
4th quarter	1.45	0.61

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

We also are subject to a Written Agreement with the Federal Reserve Bank of Richmond that we will not pay dividends on our preferred stock, including our Series A preferred Stock, trust preferred securities or common stock without the prior consent of the FDIC and the BFI.  Supervisory guidance from the Federal Reserve indicates that Capital Purchase Program recipients that are experiencing financial difficulties generally should eliminate, reduce or defer dividends on Tier 1 capital instruments, including trust preferred, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries.  The Company has agreed not to declare or pay any dividends on common stock or preferred stock, including the TARP preferred, or make any payments on its trust preferred securities without prior regulatory approval.

In addition, we are subject to a Consent Order with the FDIC and the BFI that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction of capital without regulatory approval.

The Company has deferred interest payments on the junior subordinated debt securities of $663,379 at December 31, 2012.  Although we elected to defer payment of the interest due, the amount has been accrued and is included in interest expense.

As required by the Federal Reserve Bank of Richmond, the Company notified the U.S. Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  The total arrearage on such preferred stock as of December 31, 2012 is $1,381,688.

Holders

At March 14, 2013, there were approximately 1,669 holders of record of Common Stock.

For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities

The Company did not repurchase any of its Common Stock during the fourth quarter of 2012.

Performance Graph

The following graph shows the yearly percentage change in the Company’s cumulative total shareholder return on its common stock from December 31, 2007 to December 31, 2012 compared with the NASDAQ Composite Index and peer group indexes based on asset size.

		Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Village Bank and Trust Financial Corp.	100.00	42.06	21.80	13.93	11.68	8.88
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank $500M-$1B	100.00	64.08	61.03	66.62	58.61	75.14

ITEM 6.  SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company’s audited financial statements for the five years ended December 31, 2012.  This information should be read in conjunction with the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated statements and notes thereto.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data
At year-end
Assets	$510,087,372	$581,704,319	$591,779,215	$601,993,355	$572,407,993
Loans, net of unearned income	355,698,089	428,638,491	453,866,801	467,568,547	470,722,286
Investment securities	25,154,046	30,163,292	53,597,174	54,857,211	24,300,962
Goodwill	-	-	-	-	7,422,141
Deposits	436,322,962	485,521,052	499,012,193	498,285,124	466,232,043
Borrowings	41,615,811	52,292,661	41,679,430	52,593,521	57,726,898
Stockholders' equity	24,964,801	36,247,642	48,320,194	47,848,091	46,162,574
Number of shares outstanding	4,251,795	4,243,378	4,238,416	4,230,628	4,229,372

Average for the year
Assets	532,767,166	609,974,864	603,760,108	600,034,107	442,604,327
Stockholders' equity	32,214,113	49,912,896	49,801,210	56,089,455	31,067,165
Weighted average shares outstanding	4,251,194	4,243,025	4,237,735	4,230,462	3,013,175

Income Statement Data
Interest income	$23,699,263	$27,980,498	$30,181,838	$33,195,973	$29,072,146
Interest expense	5,996,960	8,345,903	10,885,413	16,407,679	15,969,783
Net interest income	17,702,303	19,634,595	19,296,425	16,788,294	13,102,363
Provision for loan losses	9,095,000	18,764,295	4,842,000	13,220,000	2,005,633
Noninterest income	13,339,298	10,843,781	10,990,667	8,285,100	4,184,727
Goodwill impairment	-	-	-	7,422,141	-
Noninterest expense	28,290,744	23,961,075	23,303,156	20,915,735	14,572,271
Income tax expense (benefit)	4,054,857	(426,872)	711,627	(3,879,386)	241,097
Net income (loss)	(10,399,000)	(11,820,122)	1,430,309	(12,605,096)	468,089
Preferred stock dividends and
amortization of discount	878,971	882,882	881,402	590,151	-
Net income (loss) available to
common shareholders	$(11,277,971)	$(12,703,004)	$548,907	$(13,195,247)	$468,089

Per Share Data
Earnings (loss) per share - basic	$(2.65)	$(2.99)	$0.13	$(3.12)	$0.16
Earnings (loss) per share - diluted	$(2.65)	$(2.99)	$0.13	$(3.12)	$0.16
Book value at year-end	$2.28	$4.92	$7.87	$7.81	$10.91

Performance Ratios
Return on average assets	(1.95)%	(1.94)%	0.24%	(2.10)%	0.11%
Return on average equity	(32.28)%	(23.68)%	2.87%	(22.47)%	1.51%
Net interest margin(1)	3.78%	3.59%	3.57%	3.13%	3.27%
Efficiency(2)	91.14%	78.62%	76.94%	83.42%	84.30%
Loans to deposits	81.52%	88.28%	90.95%	93.84%	100.96%
Equity to assets	4.89%	6.23%	8.17%	7.95%	8.06%

Asset Quality Ratios
ALLL to loans at year-end	3.04%	3.75%	1.61%	2.25%	1.29%
ALLL to nonaccrual loans	42.21%	33.41%	35.98%	40.61%	71.05%
Nonperforming assets to total assets	8.98%	9.85%	5.47%	6.17%	2.00%
Nonperforming loans to total loans	12.88%	13.36%	7.13%	7.95%	2.43%
Net charge-offs to average loans	3.64%	2.27%	1.74%	1.83%	0.49%

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
•
legislative and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverages;

•
exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;

•	the effects of future economic, business and market conditions;
•	governmental monetary and fiscal policies;
•	changes in accounting policies, rules and practices;
•	maintaining capital levels adequate to remain adequately capitalized;
•	reliance on our management team, including our ability to attract and retain key personnel;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	demand, development and acceptance of new products and services;
•	problems with technology utilized by us;
•	changing trends in customer profiles and behavior; and
•	other factors described from time to time in our reports filed with the SEC.

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

There is intense competition in all areas in which the Company conducts its business. The Company competes with banks and other financial institutions, including savings banks, finance companies, and credit unions.  Many of these competitors have substantially greater resources and lending limits and provide a wider array of banking services.  To a limited extent, the Company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies.  Competition is based on a number of factors, including prices, interest rates, services, availability of products and geographic location.

At the beginning of 2012, our business strategy included efforts to reduce our total assets and liabilities due to a continued depressed economy as well as capital limitations at the time.  These efforts resulted in declines of approximately $72 million in total assets and approximately $60 million in total liabilities in 2012.  With the sale of a branch in the first quarter of 2013, we expect to further reduce our total assets and liabilities by approximately $22 million.  This strategy helped strengthen our regulatory capital ratios in 2012.  While we do not anticipate significant growth in 2013, we will not continue our efforts to reduce total assets and liabilities.

In light of the asset growth restriction in the Consent Order and the Company's current weakened financial position, the Company does not anticipate undertaking growth via acquisition or de novo branching during the foreseeable future.

Results of Operations

The following presents management’s discussion and analysis of the financial condition of the Company at December 31, 2012 and 2011, and results of operations for the Company for the years ended December 31, 2012, 2011 and 2010.  This discussion should be read in conjunction with the Company’s audited Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

Income Statement Analysis

Summary

We recorded a net loss of $(10,399,000) and a net loss available to common shareholders of $(11,278,000), or $(2.65) per fully diluted share in 2012, compared to a net loss of $(11,820,000) and a net loss available to common shareholders of $(12,703,000), or $(2.99) per fully diluted share, in 2011, and net income of $1,430,000 and net income available to common shareholders of $549,000, or $0.13 per fully diluted share, in 2010.  The most significant factor affecting earnings in the last three years has been costs associated with loan defaults – the provision for loan losses and expenses related to foreclosed real estate.  The impact these costs have had on our operations is illustrated in the following table which adjusts pretax earnings for gains and losses on sales of assets other than loan sales by the mortgage company as well as the effect of problem assets.  Such adjusted earnings is not a measurement under accounting principles generally accepted in the United States (“GAAP”) and is not intended to be a substitute for our income statement prepared in accordance with GAAP..

`	Year Ended December 31,
	2012	2011	2010

Pretax income (loss) - GAAP	$(6,344,143)	$(12,246,995)	$2,141,936
Less
Gain on securities	1,010,381	1,217,554	768,551
Gain (loss) on sale of assets	-	(407)	243,566
	1,010,381	1,217,147	1,012,117
Add
Provision for loan losses	9,095,000	18,764,295	4,842,000
OREO expenses	4,700,853	1,413,961	1,693,524
	13,795,853	20,178,256	6,535,524

Pretax income as adjusted	6,441,329	6,714,114	7,665,343
Income tax expense	2,190,052	2,282,799	2,606,217

Net income as adjusted	$4,251,277	$4,431,315	$5,059,126

The decline of $180,000 in net income as adjusted in 2012 was not significant, however some of the changes in income and expense are worthy of note.  Interest income decreased by approximately $4,281,000 as a result of a decrease in loans of $72,961,000, from $427,871,000 at December 31, 2011 to $354,910,000 at December 31, 2012.  Interest expense decreased by approximately $2,349,000 as a result of a decline in deposits of $49,200,000, from $485,521,000 at December 31, 2011 to $436,323,000 at December 31, 2012.  These declines resulted in a decline of $1,932,000 in net interest income which is a result of a balance sheet reduction plan adopted by the Company in 2012 that focused on the reduction of nonperforming assets and higher risk-weighted assets.  This decline was partially offset by the increase in the mortgage company’s profitability in 2012.

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

Net interest income decreased to $17,702,000 in 2012 from $19,635,000 in 2011 and $19,296,000 in 2010.  Yields on average interest-earning assets declined from 5.11% in 2011 to 5.06% in 2012 resulting in a decline in interest income of $857,000, and the amount of average interest-earning assets declined by $79,473,000 resulting in a decline in interest income of $3,424,000.  This decline in yields on average interest-earning assets is a result of a strategic shift by management in the makeup of our average interest-earning assets, from loans to investment securities and federal funds sold, primarily to increase liquidity.  Yields on loans are generally higher than yields on more liquid assets such as investment securities and federal funds sold.  Additionally, an increase in nonaccrual loans has had a negative effect on asset yields.  Nonaccrual loans averaged $47.5 million in 2012 compared to $25.8 million in 2011.  Rates paid on average interest-bearing liabilities declined from 1.68% in 2011 to 1.38% in 2012 resulting in a decline in interest expense of $1,242,000.  Reducing our cost of funds has been strategic focus of management the last four years which has been aided by the historic low short-term interest rates by the Federal Reserve.

The increase in net interest income in 2011 of $339,000 is not significant however, changes to the components of net interest income are worthy of note.  Yields on average interest-earning assets declined from 5.59% in 2010 to 5.11% in 2011 resulting in a decline in interest income of $1,049,000, and the amount of average interest-earning assets declined by $7,145,000 resulting in a decline in interest income of $1,152,000.  This decline in yields on average interest-earning assets is a result of a strategic shift by management in the makeup of our average interest-earning assets, from loans to investment securities and federal funds sold, primarily to increase liquidity.  Yields on loans are generally higher than yields on more liquid assets such as investment securities and federal funds sold.  Additionally, an increase in nonaccrual loans had a negative effect on asset yields.  Rates paid on average interest-bearing liabilities declined from 2.15% in 2010 to 1.68% in 2011 resulting in a decline in interest expense of $1,750,000.

As previously noted, lost interest on nonaccrual loans has also had an effect on net interest income the last three years as reflected in the following schedule:

	Actual		Lost Interest	Adjusted
		Yield	on Nonaccrual		Yield
	Amount	Rate	Loans	Amount	Rate
2012
Interest income	$23,699,263	5.06%	$1,592,328	$25,291,591	5.40%
Interest expense	5,996,960	1.38%	-	5,996,960	1.38%

Net interest income	$17,702,303	3.68%	$1,592,328	$19,294,631	4.02%

2011
Interest income	$27,980,498	5.11%	$2,377,204	$30,357,702	5.54%
Interest expense	8,345,903	1.68%	-	8,345,903	1.68%

Net interest income	$19,634,595	3.43%	$2,377,204	$22,011,799	3.86%

2010
Interest income	$30,181,838	5.59%	$1,241,757	$31,423,595	5.81%
Interest expense	10,885,413	2.15%	-	10,885,413	2.15%

Net interest income	$19,296,425	3.44%	$1,241,757	$20,538,182	3.66%

Our interest spread (average yield on interest-earning assets less average rate in interest-bearing liabilities) was reduced by .34% (34 basis points) in 2012, by .43% (43 basis points) in 2011, and by .22% (22 basis points) in 2010 as a result of lost interest on nonaccrual loans.

Average interest-earning assets and average interest-bearing liabilities decreased by 14.5% and 12.7%, respectively, due to our business strategy to reduce our total assets and liabilities discussed previously.

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

Average Balance Sheets
(In thousands)

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
		Interest			Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$36,764	$2,152	5.85%	$37,734	$2,253	5.97%	$37,421	$2,337	6.25%
Real estate - residential	141,600	7,064	4.99%	143,047	8,333	5.83%	154,091	9,188	5.96%
Real estate - commercial	166,951	10,235	6.13%	169,300	10,942	6.46%	174,337	11,426	6.55%
Real estate - construction	46,267	2,704	5.84%	86,497	4,265	4.93%	92,190	4,939	5.36%
Consumer	3,098	170	5.49%	4,863	272	5.59%	5,326	357	6.70%
Gross loans	394,680	22,325	5.66%	441,441	26,065	5.90%	463,365	28,247	6.10%
Investment securities	31,524	700	2.22%	53,834	1,309	2.43%	36,066	1,087	3.01%
Loans held for sale	16,279	615	3.78%	10,733	516	4.81%	16,820	793	4.71%
Federal funds and other	25,597	59	0.23%	41,545	91	0.22%	24,157	55	0.23%
Total interest earning assets	468,080	23,699	5.06%	547,553	27,981	5.11%	540,408	30,182	5.59%
Allowance for loan losses	(12,934)			(9,267)			(9,722)
Cash and due from banks	14,304			10,317			13,103
Premises and equipment, net	26,323			27,265			27,630
Other assets	36,994			34,107			32,341
Total assets	$532,767			$609,975			$603,760

Interest bearing deposits
Interest checking	43,037	148	0.34%	37,377	229	0.61%	34,521	336	0.97%
Money market	67,887	266	0.39%	86,860	578	0.67%	98,762	1,077	1.09%
Savings	17,953	88	0.49%	12,656	85	0.67%	10,081	80	0.79%
Certificates	260,383	4,430	1.70%	310,634	6,273	2.02%	315,205	7,604	2.41%
Total deposits	389,260	4,932	1.27%	447,527	7,165	1.60%	458,569	9,097	1.98%
Borrowings
Long-tern debt - trust
preferred securities	8,764	404	4.61%	8,764	353	4.03%	8,764	346	3.95%
FHLB advances	31,538	651	2.06%	36,824	810	2.20%	28,425	864	3.04%
Other borrowings	5,100	10	0.20%	5,009	18	0.36%	11,473	578	5.04%
Total interest bearing liabilities	434,662	5,997	1.38%	498,124	8,346	1.68%	507,231	10,885	2.15%
Noninterest bearing deposits	60,440			59,011			44,495
Other liabilities	5,451			3,927			2,233
Total liabilities	500,553			561,062			553,959
Equity capital	32,214			48,913			49,801
Total liabilities and capital	$532,767			$609,975			$603,760

Net interest income before
provision for loan losses		$17,702			$19,635			$19,297
Interest spread - average yield
on interest earning assets,
less average rate on
interest bearing liabilities			3.68%			3.43%			3.44%
Net interest margin
(net interest income
expressed as a percentage
of average earning assets)			3.78%			3.59%			3.57%

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

Rate/Volume Analysis
(In thousands)

	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans	$(2,883)	$(759)	$(3,642)	$(1,555)	$(904)	$(2,459)
Investment securities	(504)	(104)	(608)	365	(143)	222
Fed funds sold and other	(37)	6	(31)	38	(2)	36
Total interest income	(3,424)	(857)	(4,281)	(1,152)	(1,049)	(2,201)

Interest expense
Deposits
Interest checking	43	(124)	(81)	32	(138)	(106)
Money market accounts	(108)	(204)	(312)	(117)	(381)	(498)
Savings accounts	8	(5)	3	13	(8)	5
Certificates of deposit	(934)	(909)	(1,843)	(109)	(1,224)	(1,333)
Total deposits	(991)	(1,242)	(2,233)	(181)	(1,751)	(1,932)
Borrowings
Long-term debt	-	51	51	-	7	7
FHLB Advances	(111)	(48)	(159)	(833)	779	(54)
Other borrowings	(8)	-	(8)	(560)	-	(560)
Total interest expense	(1,110)	(1,239)	(2,349)	(1,574)	(964)	(2,539)

Net interest income	$(2,313)	$381	$(1,932)	$423	$(85)	$338

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

Profitability has been negatively impacted by historic provisions for loan losses the last three years.  The provision for loan losses decreased to $9,095,000 in 2012 from $18,764,000 in 2011, but was higher than the $4,842,000 recorded in 2010.  Although the provision for loan losses declined significantly in 2012 from that in 2011, it was still very high by historical standards reflecting the continued depressed economic conditions.  However, we did experience some improvement in asset quality in 2012.  The significant increase in the provision for loan losses in 2011 compared to 2010 reflected management’s determination that continuing depressed market conditions in 2011 as well as some financial difficulties experienced by some of our more significant borrowers warranted the addition of a significant provision for loan losses.  Although we believe that the allowance for loan losses of $10,808,000 at December 31, 2012, which represents 3.04% of loans outstanding, is adequate to absorb potential losses in the Company’s loan portfolio at that date, we can make no assurance that significant provisions for loan losses will not be necessary in the future.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, and gains and losses on sale of mortgage loans and securities held for sale.  Over the last three years the most significant noninterest income item has been gain on loan sales generated by Village Bank Mortgage, representing 63% in 2010, 60% in 2011 and 64% in 2012 of total noninterest income.  Noninterest income amounted to $10,991,000 in 2010, $10,844,000 in 2011 and $13,339,000 in 2012.

The increase in noninterest income in 2012 of $2,495,000 is primarily attributable to an increase in gain on sale of loans of $2,039,000,  The increased gain on sale of loans resulted from an increase in loan production by our mortgage company, from $238 million in 2011 to $304 million in 2012.

The decrease in noninterest income in 2011 of $147,000 is primarily attributable to a decrease in gain on sale of loans of $481,000.  The decreased gain on sale of loans resulted from a decrease in loan production by our mortgage company from $285 million in 2010 to $238 million in 2011.

Noninterest expense

Noninterest expense includes all expenses of the Company with the exception of interest expense on deposits and borrowings, provision for loan losses and income taxes.  Some of the primary components of noninterest expense are salaries and benefits, occupancy and equipment costs and expenses related to foreclosed real estate.  Over the last three years, the most significant noninterest expense item has been salaries and benefits, representing 53%, 53% and 47% of noninterest expense in 2010, 2011 and 2012, respectively.  Noninterest expense increased from $23,303,000 in 2010, to $23,961,000 in 2011 and to $28,291,000 in 2012.

The increase in noninterest expense of $4,330,000 in 2012 resulted primarily from increases in other real estate owned expenses of $3,287,000 as well as salaries and benefits of $662,000.

The increase in noninterest expense of $658,000 in 2011 resulted primarily from increases in salaries and benefits of $288,000, audit and accounting expense of $206,000 and occupancy expense of $181,000.

Income taxes

Certain items of income and expense are reported in different periods for financial reporting and tax return purposes.  The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit.  Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate

Applicable income tax expense on the 2012 loss amounted to $4,055,000, compared to a tax benefit on the 2011 loss of $426,000, resulting in an effective tax rate of 3.49%, and an income tax expense $712,000 or 33.2% in 2010.  The income tax expense in 2012 is primarily a result of the increase in the valuation allowance related to the deferred tax asset.

The net deferred tax asset is included in other assets on the balance sheet.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  The deferred tax assets are analyzed quarterly for changes affecting realization.  Management determined that as of December 31, 2012, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance on its net deferred tax asset of approximately $10,158,000 representing 100% of the net deferred tax asset at that date.  The net operating losses available to offset future taxable income amounted to $5,286,000 at December 31, 2012 and expire through 2031.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Bank recorded a franchise tax expense of $163,000, $328,000 and $358,000 for 2012, 2011 and 2010, respectively.

Balance Sheet Analysis

Investment securities

At December 31, 2012 and 2011, all of our investment securities were classified as available-for-sale.  Investment securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value.  Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity.  Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or, the maturity of such instruments, and thus believes that any impairment in value is interest rate related and therefore temporary.  Available for sale securities included net unrealized losses of $109,000 at December 31, 2012 and net unrealized gains of $145,000 at December 31, 2011.  As of December 31, 2012, management does not have the intent to sell any of the securities classified as available for sale and which have unrealized losses and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

Sales and calls of investment securities decreased from $102,116,000 in 2011 to $76,167,000 in 2012.  This decrease was attributable to calls on higher interest rate securities as well as sales of securities to realize gains in value at December 31, 2011.

The following table presents the composition of our investment portfolio at the dates indicated.

Investment Securities Available-for-Sale
(Dollars in thousands)

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
December 31, 2012

US Government Agencies
More than ten years	10,500	11,394	(15)	8	11,387	2.27%
	10,500	11,394	(15)	8	11,387	2.27%
Mortgage-backed securities
More than ten years	1,744	1,830	(2)	1	1,829	0.97%
Total	1,744	1,830	(2)	1	1,829	0.97%

Municipals
One to five years	1,000	1,100	(22)	-	1,078	3.25%
Five to ten years	3,500	4,031	(47)	-	3,984	2.29%
More than ten years	5,280	6,908	(42)	10	6,876	2.70%
Total	9,780	12,039	(111)	10	11,938	2.61%

Total investment securities	$22,024	$25,263	$(128)	$19	$25,154	2.34%

December 31, 2011

US Government Agencies
More than ten years	$2,000	$2,000	$1	$-	$2,001	3.81%

Mortgage-backed securities
One to five years	11	11	-	-	11	0.01%
More than ten years	19,870	20,621	220	(49)	20,792	1.83%
Total	19,881	20,632	220	(49)	20,803	1.83%

Other investments
More than ten years	7,356	7,386	-	(27)	7,359	0.55%

Total investment securities	$29,237	$30,018	$221	$(76)	$30,163	1.65%

December 31, 2010
US Treasuries
One to five years	$28,000	$28,017	$-	$-	$28,017	0.22%

US Government Agencies
Five to ten years	3,000	3,000	-	(111)	2,889	2.00%

Mortgage-backed securities
One to five years	686	703	31	(10)	724	4.90%
More than ten years	14,410	14,796	91	(58)	14,829	2.86%
Total	15,096	15,499	122	(68)	15,553	2.95%

Municipals
More than ten years	6,000	6,060	-	(337)	5,723	4.69%

Other investments
More than ten years	1,418	1,418	-	(3)	1,415	0.69%

Total investment securities	$53,514	$53,994	$122	$(519)	$53,597	1.60%

Loans

A management objective is to improve the quality of the loan portfolio.  The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower.  The portfolio strategies include seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar.  Additionally, as a significant amount of the loan losses we have experienced over the last four years is attributable to construction and land development loans, our strategy has been to reduce this type of lending.

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

The following tables present the composition of our loan portfolio at the dates indicated and maturities of selected loans at December 31, 2012.

Loan Portfolio, Net
(In thousands)

	December 31,
	2012	2011	2010	2009	2008

Construction and land development
Residential	$2,845	$7,906	$11,030	$22,456	$36,260
Commercial	41,210	72,621	79,743	95,672	108,821
Total construction and land development	44,055	80,527	90,773	118,128	145,081
Commercial real estate
Farmland	2,581	2,465	1,829	1,679	1,433
Commercial real estate - owner occupied	92,773	105,592	99,614	86,538	70,944
Commercial real estate - non-owner occupied	54,551	54,059	62,422	61,341	70,321
Multifamily	7,979	6,680	9,362	11,943	9,398
Total commercial real estate	157,884	168,796	173,227	161,501	152,096
Consumer real estate
Home equity lines	25,521	30,687	35,482	38,815	41,776
Secured by 1-4 family residential,
secured by first deeds of trust	80,788	93,219	97,359	88,058	67,790
Secured by 1-4 family residential,
secured by second deeds of trust	9,517	12,042	13,806	12,228	11,454
Total consumer real estate	115,826	135,948	146,647	139,101	121,020
Commercial and industrial loans
(except those secured by real estate)	34,384	37,734	37,228	41,201	44,748
Consumer and other	2,761	4,865	5,368	7,429	7,973

Total loans	354,910	427,870	453,243	467,360	470,918
Deferred loan cost (unearned income), net	788	768	624	209	(196)
Less: Allowance for loan losses	(10,808)	(16,071)	(7,312)	(10,522)	(6,059)

Total loans, net	$344,890	$412,567	$446,555	$457,047	$464,663

Maturities of Selected Loans
December 31, 2012
(In thousands)

		Fixed Rate			Variable Rate
	Within	1 to 5	After		1 to 5	After		Total
	1 Year	Years	5 Years	Total	Years	5 Years	Total	Maturities
Construction and land development
Residential	$1,739	$672	$-	$672	$196	$238	$434	$2,845
Commercial	15,684	9,972	1,368	11,340	3,804	10,382	14,186	41,210
Total construction and land development	17,423	10,644	1,368	12,012	4,000	10,620	14,620	44,055
Commercial real estate
Farmland	1,244	63	989	1,052	-	285	285	2,581
Commercial real estate - owner occupied	11,513	9,798	23,375	33,173	5,612	42,475	48,087	92,773
Commercial real estate - non-owner occupied	5,943	10,458	6,663	17,121	-	31,487	31,487	54,551
Multifamily	2,436	852	-	852	-	4,691	4,691	7,979
Total commercial real estate	21,136	21,171	31,027	52,198	5,612	78,938	84,550	157,884
Consumer real estate								-
Home equity lines	1,042	-	9,975	9,975	798	13,706	14,504	25,521
Secured by 1-4 family residential,
secured by first deeds of trust	9,205	13,299	7,094	20,393	1,434	49,756	51,190	80,788
Secured by 1-4 family residential,
secured by second deeds of trust	1,086	1,790	3,803	5,593	156	2,682	2,838	9,517
Total consumer real estate	11,333	15,089	20,872	35,961	2,388	66,144	68,532	115,826
Commercial and industrial loans
(except those secured by real estate)	12,123	14,334	5,512	19,846	768	1,647	2,415	34,384
Consumer and other	532	1,605	197	1,802	79	348	427	2,761

Total	$62,547	$62,843	$58,976	$121,819	$12,847	$157,697	$170,544	$354,910

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

The allowance for loan losses was $10,808,000, $16,071,000 and $7,312,000 at December 31, 2012, 2011 and 2010, respectively.  The ratio of the allowance for loan losses to gross loans was 3.04% at December 31, 2012, 3.75% at December 31, 2011, and 1.61% December 31, 2010.  The allowance for loan losses as a percentage of net loans decreased in 2012 to 3.04% primarily as a result of significant charge-offs recognized during the year for which specific provisions for loan losses had been previously provided.  The increase in the allowance for loan losses in 2011 was primarily a result of a decline in asset quality caused by the continued recessionary economy.  We believe the amount of the allowance for loan losses at December 31, 2012 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses
(Dollars in thousands)
	Year Ended December 31,
	2012	2011	2010	2009	2008

Beginning balance	$16,071	$7,312	$10,522	$6,059	$3,469
Provision for loan losses	9,095	18,764	4,842	13,220	2,006
Charge-offs
Construction and land development
Residential	(797)	(66)	(1,408)	(541)	(1,475)
Commercial	(5,645)	(4,293)	(3,659)	(5,021)	(96)
Commercial real estate
Commercial real estate - owner occupied	(961)	(150)	(200)	-	(15)
Commercial real estate - non-owner occupied	(431)	(343)	(453)	(99)	(80)
Multifamily	(10)	(83)	(1,228)	-	-
Consumer real estate
Home equity lines	(884)	(1,232)	(99)	(122)	(85)
Secured by 1-4 family residential,
secured by first deeds of trust	(3,220)	(1,129)	(758)	(242)	-
Secured by 1-4 family residential,
secured by second deeds of trust	(663)	(363)	(187)	(72)	(22)
Commercial and industrial loans
(except those secured by real estate)	(1,880)	(2,160)	(183)	(1,781)	(468)
Consumer and other	(408)	(249)	(191)	(889)	(2)
Total charge-offs	(14,899)	(10,068)	(8,366)	(8,767)	(2,243)
Recoveries
Construction and land development
Residential	45	9	106	-	395
Commercial	14	10	81	3	-
Commercial real estate
Commercial real estate - owner occupied	200	-	-	-	9
Commercial real estate - non-owner occupied	-	-	121	-	-
Consumer real estate
Home equity lines	13	3	2	-	-
Secured by 1-4 family residential,
secured by first deeds of trust	86	36	-	-	-
Secured by 1-4 family residential,
secured by second deeds of trust	21	-	-	-	-
Commercial and industrial loans
(except those secured by real estate)	155	3	2	-	-
Consumer and other	7	2	2	7	19
Total recoveries	541	63	314	10	423
Net charge-offs	(14,358)	(10,005)	(8,052)	(8,757)	(1,820)

Ending balance	$10,808	$16,071	$7,312	$10,522	$3,655

Loans outstanding at end of period(1)	$355,698	$428,639	$453,867	$467,569	$470,722
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of year	3.04%	3.75%	1.61%	2.25%	0.78%

Average loans outstanding for the period(1)	$394,680	$441,441	$463,365	$477,359	$374,221
Ratio of net charge-offs to average loans
outstanding for the year	3.64%	2.27%	1.74%	1.83%	0.49%

(1) Loans are net of unearned income.

Charge-offs increased from $10,068,000 in 2011 to $14,358,000 in 2012.  Charge-offs continue to be primarily attributable to loans for real estate acquisition, development and construction in Chesterfield County, our primary lending market.  In addition, charge-offs related to 1-4 residential real estate loans increased significantly in 2012 and is related primarily to investor residential properties in Chesterfield County.  The elevated charge-off levels experienced in the last three years warrant the heightened level of provisioning and justify management’s use of a higher historical charge-off factor when considering the losses currently inherent in the loan portfolio during the calculation of the allowance for loan losses.

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

Allocation of the Allowance for Loan Losses
(In thousands)

	December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
	Total	%	Total	%	Total	%	Total	%	Total	%

Construction and land development
Residential	$495	4.6%	$705	4.4%	$294	4.0%	$119	1.1%	$256	4.2%
Commercial	4,612	42.6%	6,798	42.3%	2,832	38.7%	1,073	10.2%	2,344	38.7%
Commercial real estate
Commercial real estate - owner occupied	1,359	12.6%	1,496	9.3%	78	1.1%	3,340	31.7%	1,045	17.2%
Commercial real estate - non-owner occupied	817	7.6%	1,549	9.6%	21	0.3%	1,343	12.8%	426	7.0%
Multifamily	23	0.2%	407	2.5%	-	0.0%	-	0.0%	-
Consumer real estate
Home equity lines	658	6.1%	860	5.4%	642	8.8%	863	8.2%	330	5.4%
Secured by 1-4 family residential,
secured by first deeds of trust	1,358	12.6%	1,881	11.7%	1,403	19.2%	1,918	18.2%	733	12.1%
Secured by 1-4 family residential,
secured by second deeds of trust	223	2.1%	397	2.5%	297	4.1%	416	4.0%	159	2.6%
Commercial and industrial loans	1,162	10.7%	1,657	10.3%	1,316	18.0%	1,367	13.0%	671	11.1%
(except those secured by real estate)
Consumer and other	101	0.9%	321	2.0%	429	5.8%	83	0.8%	95	1.7%

Total	$10,808	100.0%	$16,071	100.0%	$7,312	100.0%	$10,522	100.0%	$6,059	100.0%

Construction and land development loans receive the largest allocation of the allowance for loan losses as this type of loan represents the most risk of loss.  For the last four years with the recessionary economy, charge-offs have increased significantly with the largest amounts related to construction and land development loans which represented 43%, 43% and 61% of total charge-offs for 2012, 2011 and 2010, respectively.

Asset quality

The following table summarizes asset quality information at the dates indicated.

Asset Quality
(Dollars in thousands)

	December 31,
	2012	2011	2010	2009	2008

Nonaccrual loans	$25,605	$48,097	$20,324	$25,913	$8,528
Foreclosed properties	20,204	9,177	12,028	11,279	2,932
Total nonperforming assets	$45,809	$57,274	$32,352	$37,192	$11,460

Restructured loans
(not included in nonaccrual loans above)	$38,820	$37,001	$21,695	$15,289	$-

Loans past due 90 days and still accruing
(not included in nonaccrual loans above)	$115	$1,172	$315	$4,787	$6,197

Nonperforming assets to loans at end of year(1)	12.9%	13.4%	7.1%	8.0%	2.4%

Nonperforming assets to total assets	9.0%	9.8%	5.5%	6.2%	2.0%

Allowance for loan losses to nonaccrual loans	42.2%	33.4%	36.0%	40.6%	71.0%

(1) Loans are net of unearned income.

The following table presents an analysis of the changes in nonperforming assets for 2012.

Nonperforming Assets
(In thousands)

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2011	$48,097	$9,177	$57,274
Additions, net	29,523	177	29,700
Transfers	(21,675)	21,675	-
Repayments	(15,118)	-	(15,118)
Charge-offs	(15,222)	(3,338)	(18,560)
Sales	-	(7,487)	(7,487)

Balance December 31, 2012	$25,605	$20,204	$45,809

The decrease in nonaccrual loans during 2012 was a result of management’s efforts to resolve nonperforming assets.  In early 2012, we formed a special assets group within the Bank to focus solely on the resolution of nonperforming assets.  We hired a Senior Vice President with significant problem loan workout experience to head this group.  Even with $29.5 million of new nonaccrual loans during the year, we were able to reduce nonperforming assets by $11.5 million, or 20%.

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

Of the total nonaccrual loans of $25,605,000 at December 31, 2012 that were considered impaired, 15 loans totaling $4,648,000 had specific allowances for loan losses totaling $1,338,000.  This compares to $48,097,000 in nonaccrual loans at December 31, 2011 of which 47 loans totaling $20,034,000 had specific allowances for loan losses of $5,034,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $1,592,000, $2,377,000 and $1,242,000 for 2012, 2011 and 2010, respectively.  Three loans totaling $115,000 at December 31, 2012 were past due 90 days or more and interest was still being accrued as such amounts were considered collectible.

Other real estate owned consists of assets acquired through or in lieu of foreclosure.  $15,089,000 of the $20,204,000 other real estate owned at December 31, 2012 relates to loans previously classified as construction loans.

Deposits

The following table gives the composition of our deposits at the dates indicated (dollars in thousands).

Deposits
(In thousands)

	December 31, 2012		December 31, 2011		December 31, 2010
	Amount	%	Amount	%	Amount	%

Demand accounts	$57,049	13.1%	$66,535	13.7%	$41,036	8.2%
Interest checking accounts	45,861	10.5%	40,237	8.3%	33,292	6.7%
Money market accounts	66,007	15.1%	75,488	15.5%	90,156	18.1%
Savings accounts	20,922	4.8%	15,166	3.1%	10,538	2.1%
Time deposits of $100,000 and over	113,332	26.0%	129,436	26.7%	140,847	28.2%
Other time deposits	133,151	30.5%	158,659	32.7%	183,143	36.7%

Total	$436,322	100.0%	$485,521	100.0%	$499,012	100.0%

Total deposits decreased by 10.1% and 2.8% in 2012 and 2011, respectively, and increased by 0.1% 2010.  The decline in deposits in 2012 was a result of our strategy to reduce our assets and liabilities discussed previously.  In reducing deposits, we targeted higher cost deposits to reduce our overall cost of funds.  Lower cost transactional deposit accounts (demand, interest checking, money market and savings accounts) increased to 43.5% of total deposits compared to 40.6% at December 31, 2011.  As our branch network has increased and is more convenient to a larger segment of our target customer base, we have experienced a move to a higher percentage of our deposits in checking accounts.

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

The following table is a schedule of average balances and average rates paid for each deposit category for the periods presented (dollars in thousands).

	Year Ended December 31,
	2012		2011		2010
Account Type	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand accounts	$60,440		$59,011		$44,495
Interest-bearing deposits
Interest checking accounts	43,037	0.34%	37,377	0.61%	34,521	0.97%
Money market accounts	67,887	0.39%	86,859	0.67%	98,762	1.09%
Savings accounts	17,953	0.49%	12,656	0.67%	10,081	0.80%
Time deposits of $100,000 and over	104,475	1.71%	122,442	1.98%	112,260	2.50%
Other time deposits	155,908	1.70%	188,193	2.04%	202,945	2.36%
Total interest-bearing deposits	389,260	1.27%	447,527	1.60%	458,569	1.98%

Total average deposits	$449,700		$506,538		$503,064

With short-term interest rates remaining at historic lows throughout 2012, we were able to significantly reduce the interest rates paid on deposits, particularly on longer term certificates of deposit, as higher rate certificates of deposit matured in 2012.

The following table is a schedule of maturities for time deposits of $100,000 or more at December 31, 2012 (in thousands).

Due within three months	$9,624
Due after three months through six months	5,339
Due after six months through twelve months	21,818
Over twelve months	76,551

$113,332

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $28,000,000 and $37,750,000 at December 31, 2012 and 2011 respectively.  The FHLB advances are secured by the pledge of residential mortgage loans.  Available borrowings at December 31, 2012 were approximately $256,000 based on currently pledged collateral; however, with additional pledges, the Company could be granted up to 15% of assets in advances.

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.  We did not have any purchased federal funds at December 31, 2012 or 2011.

Other borrowings decreased by $927,000 from $5,779,000 at December 31, 2011 to $4,852,000 at December 31, 2012.  These borrowings represent business checking accounts that bear interest and are secured by pledged securities.

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

At December 31, 2012, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	Contract	Contract
	Amount	Amount
	2012	2011

Undisbursed credit lines	$35,780	$40,661
Commitments to extend or originate credit	25,016	18,214
Standby letter of credit	3,314	3,719

Total commitments to extend credit	$64,110	$62,594

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

Capital resources

Stockholders’ equity at December 31, 2012 was $24,965,000, compared to $36,248,000 at December 31, 2011 and $48,320,000 at December 31, 2010.  On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the TARP Program).  The TARP Program is a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers.  Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 499,030 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Capital Purchase Program carries a 5% dividend until May 1, 2014, and 9% thereafter, unless the shares are redeemed by the Company.  The $11,283,000 decrease in equity in 2012 is primarily due to the loss from operations of $10,399,000.  The decrease in equity in 2011 of $12,072,000 is primarily due to the loss from operations of $11,820,000.

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

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the TARP program preferred stock or trust preferred capital notes without prior regulatory approval.  In addition, the Consent Order with the FDIC and BFI provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction of capital, without regulatory approval.  At December 31, 2012, the aggregate amount of all of the Company’s total accrued but deferred dividend payments on TARP was $1,382,000 and interest payments on trust preferred capital notes was $663,379.

In June 2012 as a result of the unpaid dividends, Treasury requested that an observer appointed by Treasury be allowed to attend the Company’s meetings of its board of directors.  The observer started attending board meetings in August 2012.  Treasury has the contractual right to nominate up to two members to the board of directors upon the Company’s sixth deferred dividend payment.  The Company has deferred seven dividend payments as of December 31, 2012.  However, Treasury has not indicated at this time it will nominate two directors to our board.

The Company is currently evaluating potential sources of additional capital, with the objective to become compliant with the capital requirements of the Consent Order as soon as practically possible.  In addition, the Company is considering various alternatives for the repayment of the preferred stock issued under the TARP Program.   However, no assurance can be given that sources of new capital will be received.

The following table presents the composition of regulatory capital and the capital ratios for the Company at the dates indicated (dollars in thousands).

	December 31,
	2012	2011	2010

Tier 1 capital
Preferred stock	$59	$59	$59
Common stock	17,007	16,974	16,954
Additional paid-in capital	40,705	40,732	40,634
Retained earnings (deficit)	(33,174)	(21,896)	(9,193)
Warrant Surplus	732	732	732
Discount on preferred stock	(199)	(346)	(492)
Qualifying trust preferred securities	8,199	8,764	8,764
Less intangible assets	(393)	(491)	(589)
Disallowed Deferred tax asset	-	(2,125)	-
Total equity	32,936	42,403	56,869
Total Tier 1 capital	32,936	42,403	56,869

Tier 2 capital
Qualifying trust preferred securities	565	-	-
Allowance for loan losses	4,795	5,629	5,900
Total Tier 2 capital	5,360	5,629	5,900

Total risk-based capital	38,296	48,032	62,769

Risk-weighted assets	$377,572	$439,873	$470,662

Average assets	$505,046	$578,330	$596,765

Capital ratios
Leverage ratio (Tier 1 capital to
average assets)	6.53%	7.33%	9.53%
Tier 1 capital to risk-weighted assets	8.72%	9.64%	12.08%
Total capital to risk-weighted assets	10.14%	10.92%	13.34%
Equity to total assets	4.89%	6.23%	8.17%

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands).

	December 31,
	2012	2011	2010

Tier 1 capital
Common stock	6,849	6,849	6,849
Additional paid-in capital	55,406	53,899	53,781
Retained earnings (deficit)	(28,925)	(20,436)	(9,890)
Less intangible assets	(393)	(491)	(589)
Disallowed Deferred tax asset	-	(846)	-
Total equity	32,937	38,975	50,151
Total Tier 1 capital	32,937	38,975	50,151

Tier 2 capital
Allowance for loan losses	4,769	5,555	5,862
Total Tier 2 capital	4,769	5,555	5,862

Total risk-based capital	37,706	44,530	56,013

Risk-weighted assets	$375,451	$433,892	$467,532

Average assets	$505,150	$603,758	$579,440

Capital ratios
Leverage ratio (Tier 1 capital to
average assets)	6.52%	6.46%	8.66%
Tier 1 capital to risk-weighted assets	8.77%	8.98%	10.73%
Total capital to risk-weighted assets	10.04%	10.26%	11.98%
Equity to total assets	6.55%	7.02%	8.56%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  The Bank met the ratio requirements to be categorized as a “well capitalized” institution as of December 31, 2012, 2011 and 2010. However, due to the minimum capital ratios required by the Consent Order, the Bank currently is considered adequately capitalized.  The Consent Order requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 11%.  At December 31, 2012, the Bank’s leverage ratio was 6.52% and the total capital to risk-weighted assets ratio was 10.04%.  As required by the Consent Order the Bank has provided a capital plan to the FDIC and BFI that demonstrates how the Bank will come into compliance with the required minimum capital ratios set forth in the Consent Order.  When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29.  In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

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

At December 31, 2012 and 2011, our liquid assets, consisting of cash, cash equivalents and investment securities available-for-sale, totaled $66,285,000 and $92,949,000, or 13.0% and 15.9% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $8,622,000 of these securities are pledged against borrowings.  Therefore, the related borrowings would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain two federal funds lines of credit with correspondent banks totaling $22 million for which there were no borrowings against the lines at December 31, 2012.

We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which applications for borrowings can be made.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at December 31, 2012 was $256,000, based on the Bank's qualifying mortgages available to secure any future borrowings.  However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At December 31, 2012, we had commitments to originate $64,110,000 of loans.  Fixed commitments to incur capital expenditures were less than $25,000 at December 31, 2012.  Certificates of deposit scheduled to mature or reprice in the 12-month period ending December 31, 2013 total $92,279,000.  We believe that a significant portion of such deposits will remain with us.  We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at December 31, 2012.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Village Bank and Trust Financial Corp.
Interest Rate Sensitivity GAP Analysis
December 31, 2012
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$16,670	$4,664	$14,314	$30,263	$77,713	$143,624
Variable rate	51,527	6,870	20,806	32,872	99,211	211,286
Investment securities	-	-		-	24,154	24,154
Loans held for sale	24,188	-	-	-	-	24,188
Federal funds sold	39,186	-	-	-	-	39,186

Total rate sensitive assets	131,571	11,534	35,120	63,135	201,078	442,438
Cumulative rate sensitive assets	131,571	143,105	178,225	241,360	442,438

Interest Rate Sensitive Liabilities
Interest checking	-	-	-	45,861	-	45,861
Money market accounts	66,007	-	-	-	-	66,007
Savings	-	-	-	20,922	-	20,922
Certificates of deposit	25,522	14,157	52,600	92,076	62,129	246,484
FHLB advances	1,000	4,000	5,000	18,000	-	28,000
Trust Preferred Securities	-	-	-		8,764	8,764
Other borrowings	4,852	-	-	-	-	4,852

Total rate sensitive liabilities	97,381	18,157	57,600	176,859	70,893	420,890
Cumulative rate sensitive liabilities	97,381	115,538	173,138	349,997	420,890

Rate sensitivity gap for period	$34,190	$(6,623)	$(22,480)	$(113,724)	$130,185	$21,548
Cumulative rate sensitivity gap	$34,190	$27,567	$5,087	$(108,637)	$21,548

Ratio of cumulative gap to total assets	6.7%	5.4%	1.0%	(21.3)%	4.2%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	135.1%	123.9%	102.9%	69.0%	105.1%
Ratio of cumulative gap to cumulative
rate sensitive assets	26.0%	19.3%	2.9%	(45.0)%	4.9%

(1) Includes nonaccrual loans of approximately $26,025,000, which are spread throughout the categories.
At December 31, 2012, our balance sheet is asset sensitive for the next twelve months, meaning that our assets reprice more quickly than our liabilities during that period, and liability sensitive for the next thirteen to thirty-six months, meaning that our liabilities will reprice more quickly than our assets during that period and asset sensitive after thirty-six months with a ratio of cumulative gap to total assets ranging from a positive gap of 6.7% for the first three months to a negative gap of (21.3)% for the thirteen to thirty-six month period.  A negative gap can adversely affect earnings in periods of increasing interest rates.  Given the Federal Reserve’s recent announcement that it will maintain short-term interest rates at current levels until the end of 2014, we do not expect interest rates to increase for the foreseeable future.  However, we believe our balance sheet should be asset sensitive and, accordingly, we have adopted pricing policies to lengthen the maturities/repricing of our liabilities relative to the maturities/pricing of our assets.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income.  Management determined that as of December 31, 2012 and December 31, 2011, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance of $10,158,000 (representing 100% of the deferred tax asset at that date) and $3,929,000 on its net deferred tax asset, respectively.

New accounting standards

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income.  The ASU requires an entity to report, either on the face of the income statement or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the income statement if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts.  This ASU is effective prospectively in the first quarter of 2013, and is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.ASU 2011-05 became effective for the Company on January 1, 2012. In connection with the application of ASU 2011-05, the Company's financial statements now include separate statements of comprehensive income.

In May 2011, the FASB issued ASU No. 2011-04,  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The Company adopted ASU 2011-04, which generally aligns the principles of fair value measurements with International Financial Reporting Standards (IFRSs), in its consolidated financial statements in the first quarter 2012. The provisions of ASU 2011-04 clarify the application of existing fair value measurement requirements, and expand the disclosure requirements for fair value measurements. The increased provisions of ASU 2011-04 did not have a material effect on the Company’s consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

Board of Directors
Village Bank and Trust Financial Corp.
Midlothian, Virginia

We have audited the accompanying consolidated balance sheets of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

BDO USA, LLP

Richmond, Virginia
March 26, 2013

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
December 31, 2012 and 2011

	2012	2011
Assets
Cash and due from banks	$13,945,105	$55,557,541
Federal funds sold	39,185,837	7,228,475
Total cash and cash equivalents	53,130,942	62,786,016
Investment securities available for sale	25,154,046	30,163,292
Loans held for sale	24,188,384	16,168,405
Loans
Outstandings	354,910,266	427,870,716
Allowance for loan losses	(10,807,827)	(16,071,424)
Deferred fees and costs	787,823	767,775
	344,890,262	412,567,067
Premises and equipment, net	25,815,342	26,826,524
Accrued interest receivable	1,676,518	2,046,524
Bank owned life insurance	6,575,018	6,065,305
Other real estate owned	20,203,691	9,177,167
Other assets	8,453,169	15,904,019

	$510,087,372	$581,704,319

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$57,049,348	$66,534,956
Interest bearing	379,273,614	418,986,096
Total deposits	436,322,962	485,521,052
Federal Home Loan Bank advances	28,000,000	37,750,000
Long-term debt - trust preferred securities	8,764,000	8,764,000
Other borrowings	4,851,811	5,778,661
Accrued interest payable	911,635	592,283
Other liabilities	6,272,163	7,050,681
Total liabilities	485,122,571	545,456,677

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference,
1,000,000 shares authorized, 14,738 shares issued and outstanding	58,952	58,952
Common stock, $4 par value - 10,000,000 shares authorized;
4,251,795 shares issued and outstanding at December 31, 2012
4,243,378 shares issued and outstanding at December 31, 2011	17,007,180	16,973,512
Additional paid-in capital	40,705,257	40,732,178
Retained earnings (deficit)	(33,173,525)	(21,895,557)
Common stock warrant	732,479	732,479
Discount on preferred stock	(198,993)	(346,473)
Accumulated other comprehensive loss	(166,549)	(7,449)
Total stockholders' equity	24,964,801	36,247,642

	$510,087,372	$581,704,319

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Interest income
Loans	$22,939,321	$26,580,965	$29,040,137
Investment securities	700,509	1,308,727	1,086,963
Federal funds sold	59,433	90,806	54,738
Total interest income	23,699,263	27,980,498	30,181,838

Interest expense
Deposits	4,931,645	7,165,169	9,097,177
Borrowed funds	1,065,315	1,180,734	1,788,236
Total interest expense	5,996,960	8,345,903	10,885,413

Net interest income	17,702,303	19,634,595	19,296,425
Provision for loan losses	9,095,000	18,764,295	4,842,000
Net interest income after provision
for loan losses	8,607,303	870,300	14,454,425

Noninterest income
Service charges and fees	2,258,694	1,942,721	1,865,190
Gain on sale of loans	8,561,773	6,522,848	7,003,873
Gain (loss) on sale of assets	-	(407)	243,566
Gain on sale of investment securities	1,010,381	1,217,554	768,551
Rental income	794,285	706,078	464,792
Other	714,165	454,987	644,695
Total noninterest income	13,339,298	10,843,781	10,990,667

Noninterest expense
Salaries and benefits	13,287,588	12,625,396	12,337,065
Occupancy	2,212,863	2,112,072	1,931,334
Equipment	806,940	891,412	847,536
Supplies	431,208	428,011	501,928
Professional and outside services	2,778,829	2,425,347	2,028,225
Advertising and marketing	225,104	416,963	492,423
Expenses related to foreclosed real estate	4,700,853	1,413,961	1,693,524
FDIC insurance premium	1,204,098	1,002,226	1,168,830
Other operating expense	2,643,261	2,645,687	2,302,291
Total noninterest expense	28,290,744	23,961,075	23,303,156

Net income (loss) before income taxes	(6,344,143)	(12,246,994)	2,141,936
Income tax expense (benefit)	4,054,857	(426,872)	711,627

Net income (loss)	(10,399,000)	(11,820,122)	1,430,309

Preferred stock dividends and
amortization of discount	878,971	882,882	881,402
Net income (loss) available to
common shareholders	$(11,277,971)	$(12,703,004)	$548,907

Earnings (loss) per share, basic	$(2.65)	$(2.99)	$0.13
Earnings (loss) per share, diluted	$(2.65)	$(2.99)	$0.13

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Changes in Comprehensive Income (Loss)
Years Ended December 31, 2012, 2011 and 2010

	2012			2011
		Tax			Tax
		Expense			Expense
	Amount	(Benefit)	Total	Amount	(Benefit)	Total

Net Income	$(6,344,143)	$4,054,857	$(10,399,000)	$(12,246,994)	$(426,872)	$(11,820,122)

Other comprehensive income:
Unrealized holding gains arising during the period	756,320	257,149	499,171	1,759,137	598,106	1,161,031
Reclassification adjustment for gains realized in income	(1,010,381)	(343,530)	(666,851)	(1,217,554)	(413,968)	(803,586)
Minimum pension adjustment	13,000	4,420	8,580	13,000	4,420	8,580
Total other comprehensive income	(241,061)	(81,961)	(159,100)	554,583	188,558	366,025

Total comprehensive income	$(6,585,204)	$3,972,896	$(10,558,100)	$(11,692,411)	$(238,314)	$(11,454,097)

	2010
		Tax
		Expense
	Amount	(Benefit)	Total

Net Income	$2,141,936	$711,627	$1,430,309

Other comprehensive income:
Unrealized holding gains arising during the period	274,840	93,445	181,395
Reclassification adjustment for gains realized in income	(768,551)	(261,307)	(507,244)
Minimum pension adjustment	13,000	4,420	8,580
Total other comprehensive income	(480,711)	(163,442)	(317,269)

Total comprehensive income	$1,661,225	$548,185	$1,113,040

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2012, 2011 and 2010

							Accumulated
			Additional	Retained		Discount on	Other
	Preferred	Common	Paid-in	Earnings		Preferred	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Stock	Income (loss)	Total

Balance, December 31, 2009	$58,952	$16,922,512	$40,568,771	$(9,741,459)	$732,479	$(636,959)	$(56,205)	$47,848,091
Amortization of preferred stock							-	-
discount	-	-	-	(144,503)	-	144,503		-
Preferred stock dividend	-	-	-	(736,899)	-	-	-	(736,899)
Issuance of common stock	-	31,152	(31,152)	-	-	-	-
Stock based compensation	-	-	95,962	-	-	-	-	95,962
Minimum pension adjustment
(net of income taxes of $2,917)	-	-	-	-	-	-	8,580	8,580
Net income	-	-	-	1,430,309			-	1,430,309
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	(325,849)	(325,849)

Balance, December 31, 2010	$58,952	$16,953,664	$40,633,581	$(9,192,552)	$732,479	$(492,456)	$(373,474)	$48,320,194
Amortization of preferred stock							-	-
discount	-	-	-	(145,983)	-	145,983		-
Preferred stock dividend	-	-	-	(736,900)	-	-	-	(736,900)
Issuance of common stock	-	19,848	(19,848)	-	-	-	-	-
Stock based compensation	-	-	118,445	-	-	-	-	118,445
Minimum pension adjustment
(net of income taxes of $2,917)	-	-	-	-	-	-	8,580	8,580
Net loss	-	-	-	(11,820,122)	-	-	-	(11,820,122)
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	357,445	357,445

Balance, December 31, 2011	$58,952	$16,973,512	$40,732,178	$(21,895,557)	$732,479	$(346,473)	$(7,449)	$36,247,642
Amortization of preferred stock							-	-
discount	-	-	-	(147,480)	-	147,480		-
Preferred stock dividend	-	-	-	(731,488)	-	-	-	(731,488)
Issuance of common stock	-	33,668	(33,668)	-	-	-	-	-
Stock based compensation	-	-	6,747	-	-	-	-	6,747
Minimum pension adjustment
(net of income taxes of $2,917)	-	-	-	-	-	-	8,580	8,580
Net loss	-	-	-	(10,399,000)	-	-	-	(10,399,000)
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	(167,680)	(167,680)

Balance, December 31, 2012	$58,952	$17,007,180	$40,705,257	$(33,173,525)	$732,479	$(198,993)	$(166,549)	$24,964,801

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$(10,399,000)	$(11,820,122)	$1,430,309
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	1,366,014	1,418,393	1,308,770
Deferred income taxes	(2,300,383)	(4,139,276)	(3,718,495)
Valuation allowance	6,229,268	3,928,886	-
Provision for loan losses	9,095,000	18,764,295	4,842,000
Write-down of other real estate owned	622,710	571,331	294,000
Gain on securities sold	(1,010,381)	(1,217,149)	(768,551)
Gain on loans sold	(8,561,773)	(6,522,848)	(7,003,873)
Gain on sale of premises and equipment	-	407	(242,936)
Loss on sale of other real estate owned	240,598	266,729	96,595
Stock compensation expense	6,747	118,445	95,962
Proceeds from sale of mortgage loans	304,856,690	248,108,754	279,387,475
Origination of mortgage loans for sale	(304,314,896)	(237,882,524)	(284,749,137)
Amortization of premiums and accretion of discounts on securities, net	330,550	169,804	416,619
Decrease in interest receivable	370,006	300,687	1,019,507
Increase in bank owned life insurance	(509,713)	(193,540)	(440,763)
(Increase) decrease in other assets	3,616,926	(3,810,873)	5,882,742
Increase (decrease) in interest payable	319,352	187,481	(96,268)
Increase (decrease) in other liabilities	(1,510,004)	4,135,410	(402,954)
Net cash provided by (used in) operating activities	(1,552,289)	12,384,290	(2,648,998)

Cash Flows from Investing Activities
Purchases of available for sale securities	(70,732,098)	(80,991,271)	(52,283,980)
Proceeds from the sale or calls of available for sale securities	76,167,114	102,116,301	51,122,666
Proceeds from maturities and principal payments of available for sale securities	-	3,897,780	2,279,573
Net decrease (increase) in loans	39,411,245	11,442,522	(1,448,154)
Proceeds from sale of other real estate owned	7,280,728	5,794,090	5,957,507
Purchases of premises and equipment	(354,834)	(807,872)	(1,081,523)
Proceeds from sale of premises and equipment	-	-	377,321
Net cash provided by investing activities	51,772,155	41,451,550	4,923,410

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(49,198,090)	(13,491,141)	727,069
Net increase (decrease) in Federal Home Loan Bank Advances	(9,750,000)	9,000,000	(250,000)
Net increase (decrease) in other borrowings	(926,850)	1,613,231	(10,664,091)
Dividends on preferred stock	-	(184,225)	(736,899)
Net cash used in financing activities	(59,874,940)	(3,062,135)	(10,923,921)

Net increase (decrease) in cash and cash equivalents	(9,655,074)	50,773,705	(8,649,509)
Cash and cash equivalents, beginning of period	62,786,016	12,012,311	20,661,820

Cash and cash equivalents, end of period	$53,130,942	$62,786,016	$12,012,311

Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$19,170,560	$3,781,206	$7,097,681
Dividends on preferred stock accrued	$731,488	$552,674	$-

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

Note 1.                      Summary of Significant Accounting Policies

The accounting and reporting policies of Village Bank and Trust Financial Corp. and subsidiary (the “Company”) conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry.  The following is a description of the more significant of those policies:

Business
The Company is the holding company of Village Bank (the ”Bank”).  The Bank opened to the public on December 13, 1999 as a traditional community bank offering deposit and loan services to individuals and businesses in the Richmond, Virginia metropolitan area.  The Bank has formed three wholly owned subsidiaries, Village Bank Mortgage Corporation (“Village Mortgage”), a full service mortgage banking company, Village Insurance Agency, Inc. (“Village Insurance”), a full service property and casualty insurance agency, and Village Financial Services Corporation (“Village Financial Services”), a financial services company.  Through these subsidiaries, the Bank provides a broad array of financial services to its customers.

On October 14, 2008, the Company acquired River City Bank pursuant to an Agreement and Plan of Reorganization and Merger, and its operations were merged into the Bank’s.

The Bank is subject to regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.  As a consequence of the extensive regulation of commercial banking activities, the Bank’s business is susceptible to being affected by state and federal legislation and regulations.

The majority of the Company’s real estate loans are collateralized by properties in markets in the Richmond, Virginia metropolitan area.  Accordingly, the ultimate collectability of those loans collateralized by real estate is particularly susceptible to changes in market conditions in the Richmond area.

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

Investment securities
At the time of purchase, debt securities are classified into the following categories: held-to-maturity, available-for-sale or trading.  Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity.  Held-to-maturity securities are stated at amortized cost adjusted for amortization of premiums and accretion of discounts on purchase using a method that approximates the effective interest method.  Investments classified as trading or available-for-sale are stated at fair value.  Changes in fair value of trading investments are included in current earnings while changes in fair value of available-for-sale investments are excluded from current earnings and reported, net of taxes, as a separate component of other comprehensive income.  Presently, the Company does not maintain a portfolio of trading securities or held to maturity.

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

Loans held for sale
The Company, through the Bank’s mortgage banking subsidiary, Village Bank Mortgage, originates residential mortgage loans for sale in the secondary market.  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on an aggregate basis as determined by outstanding commitments from investors.  Upon entering into a commitment to originate a loan, the Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist that the investor fails to meet its purchase obligation, however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released.  Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.  Gains on the sale of loans totaling approximately $8,562,000, $6,523,000 and $7,004,000 were realized during the years ended December 31, 2012, 2011 and 2010, respectively.

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

The fair value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.  Due to high correlation between rate lock commitments and best efforts contracts, no significant gains or losses have occurred on the rate lock commitments

At December 31, 2012, Village Bank Mortgage Company, (VBMC) had rate lock commitments to originate mortgage loans aggregating $25.0 million and loans held for sale of $24.2 million.  VBMC has entered into corresponding commitments with third party investors to sell loans of approximately $49.2 million.  Under the best efforts contractual relationship with these investors, VBMC is obligated to sell the loans, and the investor is obligated to purchase the loans, only if the loans close.  No other obligation exists.  As a result of these best efforts contractual relationships with these investors VBMC is not exposed to losses, nor will it realize gains, related to its rate lock commitments due to changes in interest rates.

Transfers of financial assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.  Our transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2012, 2011 and 2010, and the sale of residential mortgage loans in the secondary market; the extent of which are disclosed in the Consolidated Statements of Cash Flows.

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

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The total contract amount of standby letters of credit, whose contract amount represent credit risk was $3,314,000 at December 31, 2012 and $3,719,000 at December 31, 2011.

Allowance for loan losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is probable.  Subsequent recoveries, if any, are credited to the allowance.

The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible.  Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions which may affect a borrower’s ability to repay, overall portfolio quality, and review of specific potential losses.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Consolidated statements of cash flows
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks (including cash items in process of collection), interest-bearing deposits with banks and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.  Cash flows from loans originated by the Bank and deposits are reported net.  The Company paid interest of $5,678,000, $8,158,000 and $10,982,000 in 2012, 2011, and 2010, respectively.  The Company did not pay income taxes in 2012, 2011 and 2010.  The Company received a refund of $290,000 in 2010 related to taxes paid in 2009.

Comprehensive income
Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on investment securities available for sale and amortization of the unfunded pension liability.  At December 31, 2012 the accumulated other comprehensive income was comprised of unrealized losses on securities available for sale of $72,222 and unfunded pension liability of $94,327.  At December 31, 2011 the accumulated other comprehensive income was comprised of unrealized gains on securities available for sale of $95,458 and unfunded pension liability of $102,907.

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

New accounting pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income.  The ASU requires an entity to report, either on the face of the income statement or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the income statement if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts.  This ASU is effective prospectively in the first quarter of 2013, and is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  ASU 2011-05 became effective for the Company on January 1, 2012. In connection with the application of ASU 2011-05, the Company's financial statements now include separate statements of comprehensive income.

In May 2011, the FASB issued ASU No. 2011-04,  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The Company adopted ASU 2011-04, which generally aligns the principles of fair value measurements with International Financial Reporting Standards (IFRSs), in its consolidated financial statements in the first quarter 2012. The provisions of ASU 2011-04 clarify the application of existing fair value measurement requirements, and expand the disclosure requirements for fair value measurements. The increased provisions of ASU 2011-04 did not have a material effect on the Company’s consolidated financial statements.

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

Note 2.                      Investment securities available-for-sale

The amortized cost and estimated fair value of investment securities available-for-sale as of December 31, 2012 and 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2012
U.S. Government agencies	$11,394,373	$7,831	$(14,730)	$11,387,474
Mortgage-backed securities	1,829,871	1,057	(2,674)	1,828,254
Municipals	12,039,229	9,900	(110,811)	11,938,318

Total	$25,263,473	$18,788	$(128,215)	$25,154,046

December 31, 2011
U.S. Government agencies	$2,000,000	$733	$-	$2,000,733
Mortgage-backed securities	20,632,756	220,322	(49,005)	20,804,073
Small Business Administration	7,385,903	-	(27,417)	7,358,486

Total	$30,018,659	$221,055	$(76,422)	$30,163,292

Investment securities with book values of approximately $8,622,000 and $9,612,000 at December 31, 2012 and 2011, respectively, were pledged to secure municipal deposits.

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the years ending December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011	2010

Gross realized gains	$1,037,262	$1,232,584	$773,826
Gross realized losses	(26,881)	(15,030)	(5,275)

	$1,010,381	$1,217,554	$768,551

Investment securities available for sale that have an unrealized loss position at December 31, 2012 and December 31, 2011 are detailed below (in thousands):

	Securities in a Loss		Securities in a Loss
	Position for Less Than		Position for More Than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair Value	Unrealized	Fair	Unrealized
	Value	Losses	(Loss)	Losses	Value	Losses
December 31, 2012
US Treasuries	$4,378	$(15)	$-	$-	$4,378	$(15)
Municipals	8,064	(111)	-	-	8,064	(111)
Mortgage-backed securities	167	(2)	-	-	167	(2)

Total	$12,609	$(128)	$-	$-	$12,609	$(128)

December 31, 2011
US Treasuries	$7,358	$(27)	$-	$-	$7,358	$(27)
Mortgage-backed securities	10,221	(47)	205	(2)	10,426	(49)

Total	$17,579	$(74)	$205	$(2)	$17,784	$(76)

Management does not believe that any individual unrealized loss as of December 31, 2012 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates.  As of December 31, 2012, management does not have the intent to sell any of the securities classified as available for sale and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

The amortized cost and estimated fair value of investment securities available-for-sale as of December 31, 2012, by contractual maturity, are as follows:

	Amortized	Estimated
	Cost	Fair Value

One to five years	$1,099,599	$1,077,830
Five to ten years	4,031,118	3,984,060
More than ten years	20,132,756	20,092,156

Total	$25,263,473	$25,154,046

Note 3.                      Loans

Loans classified by type as of December 31, 2012 and 2011 are as follows:

	2012	2011
Construction and land development
Residential	$2,845,594	$7,906,465
Commercial	41,209,831	72,620,537
Total construction and land development	44,055,425	80,527,002
Commercial real estate
Farmland	2,581,297	2,464,981
Commercial real estate - owner occupied	92,772,532	105,592,148
Commercial real estate - non-owner occupied	54,550,817	54,059,149
Multifamily	7,978,389	6,679,328
Total commercial real estate	157,883,035	168,795,606
Consumer real estate
Home equity lines	25,521,397	30,687,226
Secured by 1-4 family residential,
secured by first deeds of trust	80,788,425	93,218,798
Secured by 1-4 family residential,
secured by second deeds of trust	9,517,245	12,042,063
Total consumer real estate	115,827,067	135,948,087
Commercial and industrial loans
(except those secured by real estate)	34,384,117	37,734,516
Consumer and other	2,760,622	4,865,505

Total Loans	354,910,266	427,870,716
Deferred loan cost (unearned income), net	787,823	767,775
Less: Allowance for loan losses	(10,807,827)	(16,071,424)

	$344,890,262	$412,567,067

Gross loans pledged as collateral with the FHLB as part of their lending arrangements with the Company totaled $52,409,000 and $38,750,000 as of December 31, 2012 and 2011, respectively.

The following is a summary of loans directly or indirectly with executive officers or directors of the Company for the years ended December 31, 2012 and 2011:

	2012	2011

Beginning balance	$9,386,429	$11,108,283
Additions	5,536,015	3,221,846
Reductions	(6,329,752)	(4,943,700)

Ending balance	$8,592,692	$9,386,429

Executive officers and directors also had unused credit lines totaling $1,185,000 and $1,752,000 at December 31, 2012 and 2011, respectively.  All loans and credit lines to executive officers and directors were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

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

Year-end nonaccrual loans segregated by type as of December 31, 2012 and 2011 are as follows:

	2012	2011
Construction and land development
Residential	$-	$1,219,385
Commercial	4,956,865	18,700,805
Total construction and land development	4,956,865	19,920,190
Commercial real estate
Farmland	1,049,489	-
Commercial real estate - owner occupied	4,817,596	10,363,447
Commercial real estate - non-owner occupied	2,406,255	4,953,216
Multifamily	-	-
Total commercial real estate	8,273,340	15,316,663
Consumer real estate
Home equity lines	1,939,020	1,061,753
Secured by 1-4 family residential,
secured by first deeds of trust	8,410,338	9,637,818
Secured by 1-4 family residential,
secured by second deeds of trust	940,150	503,780
Total consumer real estate	11,289,508	11,203,351
Commercial and industrial loans
(except those secured by real estate)	1,035,173	1,246,437
Consumer and other	50,415	410,407

Total	$25,605,301	$48,097,048

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

The following tables provide information on the risk rating of loans at the dates indicated:

	December 31, 2012
	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Construction and land development
Residential	$2,173,885	$671,709	$-	$-	$2,845,594
Commercial	17,638,646	7,496,950	16,074,235	-	41,209,831
Total construction and land development	19,812,531	8,168,659	16,074,235	-	44,055,425
Commercial real estate
Farmland	1,531,808		1,049,489	-	2,581,297
Commercial real estate - owner occupied	63,772,277	19,273,229	9,727,026	-	92,772,532
Commercial real estate - non-owner occupied	24,199,053	15,671,633	14,170,546	509,585	54,550,817
Multifamily	5,438,427	1,739,283	800,679	-	7,978,389
Total commercial real estate	94,941,565	36,684,145	25,747,740	509,585	157,883,035
Consumer real estate
Home equity lines	20,180,206	2,015,248	3,325,943	-	25,521,397
Secured by 1-4 family residential,
secured by first deeds of trust	49,659,724	11,235,261	19,893,440	-	80,788,425
Secured by 1-4 family residential,
secured by second deeds of trust	7,385,394	342,770	1,789,081	-	9,517,245
Total consumer real estate	77,225,324	13,593,279	25,008,464	-	115,827,067
Commercial and industrial loans
(except those secured by real estate)	26,712,028	2,590,735	5,081,354	-	34,384,117
Consumer and other	2,446,304	261,140	53,178	-	2,760,622

Total loans	$221,137,752	$61,297,958	$71,964,971	$509,585	$354,910,266

	December 31, 2011

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Construction and land development:
Residential	$4,943,061	$-	$2,963,404	$-	$7,906,465
Commercial	44,315,474	-	28,305,063	-	72,620,537
Total construction and land development	49,258,535	-	31,268,467	-	80,527,002

Commercial real estate:
Farmland	2,464,981	-	-	-	2,464,981
Commercial real estate - owner occupied	46,958,816	16,352,920	42,280,412	-	105,592,148
Commercial real estate - non-owner occupied	37,581,904	3,036,887	13,440,358	-	54,059,149
Multifamily	5,511,882	-	1,167,446	-	6,679,328
Total commercial real estate	92,517,583	19,389,807	56,888,216	-	168,795,606

Consumer real estate:
Home equity lines	26,403,850	1,373,002	2,910,374	-	30,687,226
Secured by 1-4 family residential, secured by first deeds of trust	80,670,887	6,052,128	6,495,783	-	93,218,798
Secured by 1-4 family residential, secured by second deeds of trust	9,960,928	706,484	1,374,651	-	12,042,063
Total consumer real estate	117,035,665	8,131,614	10,780,808	-	135,948,087

Commercial and industrial loans (except those secured by real estate)	31,322,834	4,289,037	2,122,645	-	37,734,516

Consumer and other	3,508,768	384,387	972,350	-	4,865,505

Total Loans	$293,643,385	$32,194,845	$102,032,486	$-	$427,870,716

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated.

December 31, 2012
							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Construction and land development
Residential	$-	$-	$-	$-	$2,845,594	$2,845,594	$-
Commercial	76,351	10,709	-	87,060	41,122,771	41,209,831	-
Total construction and land development	76,351	10,709	-	$87,060	$43,968,365	$44,055,425	-
Commercial real estate
Farmland	-	-	-	-	2,581,297	2,581,297	-
Commercial real estate - owner occupied	708,278	377,563	-	1,085,841	91,686,691	92,772,532	-
Commercial real estate - non-owner occupied	1,094,906	714,655	-	1,809,561	52,741,256	54,550,817	-
Multifamily	-	-	-	-	7,978,389	7,978,389	-
Total commercial real estate	1,803,184	1,092,218	-	2,895,402	154,987,633	157,883,035	-
Consumer real estate
Home equity lines	110,614	24,746	16,130	151,490	25,369,907	25,521,397	16,130
Secured by 1-4 family residential,
secured by first deeds of trust	645,807	1,507,073	-	2,152,880	78,635,545	80,788,425	-
Secured by 1-4 family residential,
secured by second deeds of trust	157,816	50,016	50,000	257,832	9,259,413	9,517,245	50,000
Total consumer real estate	914,237	1,581,835	66,130	2,562,202	113,264,865	115,827,067	66,130
Commercial and industrial loans
(except those secured by real estate)	40,171	31,057	49,139	120,367	34,263,750	34,384,117	49,139
Consumer and other	4,286	36,030	-	40,316	2,720,306	2,760,622	-

Total loans	$2,838,229	$2,751,849	$115,269	$5,705,347	$349,204,919	$354,910,266	$115,269

December 31, 2011
							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Construction and land development
Residential	$575,200	$251,799	$-	$826,999	$7,079,466	$7,906,465	$-
Commercial	1,367,360	408,000	36,770	1,812,130	70,808,407	72,620,537	36,770
Total construction and land development	1,942,560	659,799	36,770	$2,639,129	$77,887,873	$80,527,002	36,770
Commercial real estate
Farmland	-	-	-	-	2,464,981	2,464,981	-
Commercial real estate - owner occupied	598,006	36,972	-	634,978	104,957,170	105,592,148	-
Commercial real estate - non-owner occupied	55,709	673,561	-	729,270	53,329,879	54,059,149	-
Multifamily	111,571	255,196	-	366,767	6,312,561	6,679,328	-
Total commercial real estate	765,286	965,729	-	1,731,015	167,064,591	168,795,606	-
Consumer real estate
Home equity lines	323,349	99,494	299,783	722,626	29,964,600	30,687,226	299,783
Secured by 1-4 family residential,
secured by first deeds of trust	985,116	1,572,973	624,740	3,182,829	90,035,969	93,218,798	624,740
Secured by 1-4 family residential,
secured by second deeds of trust	12,673	132,928	156,026	301,627	11,740,436	12,042,063	156,026
Total consumer real estate	1,321,138	1,805,395	1,080,549	4,207,082	131,741,005	135,948,087	1,080,549
Commercial and industrial loans	46,392	3,313	54,918	104,623	37,629,893	37,734,516	54,918
(except those secured by real estate)
Consumer and other	59,697	3,176	-	62,873	4,802,632	4,865,505	-

Total loans	$4,135,073	$3,437,412	$1,172,237	$8,744,722	$419,125,994	$427,870,716	$1,172,237

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans are set forth in the following table as of the dates indicated.

	December 31, 2012

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded

Construction and land development
Residential	$-	$-	$-
Commercial	8,254,440	13,625,670	-
Total construction and land development	8,254,440	13,625,670	-
Commercial real estate
Farmland	1,049,489	1,049,489	-
Commercial real estate - owner occupied	8,250,071	8,715,684	-
Commercial real estate - non-owner occupied	13,777,787	14,124,016	-
Multifamily	2,825,274	2,825,274	-
Total commercial real estate	25,902,621	26,714,463	-
Consumer real estate
Home equity lines	1,939,020	1,938,005	-
Secured by 1-4 family residential, secured by first deeds of trust	10,686,435	10,928,024	-
Secured by 1-4 family residential, secured by second deeds of trust	601,805	861,158	-
Total consumer real estate	13,227,260	13,727,187	-
Commercial and industrial loans (except those secured by real estate)	858,136	1,421,196	-
Consumer and other	50,415	50,390	-
	$48,292,872	$55,538,906	$-

With an allowance recorded

Construction and land development:
Residential	$-	$-	$-
Commercial	430,828	430,828	62,643
Total construction and land development	430,828	430,828	62,643
Commercial real estate:
Farmland
Commercial real estate - owner occupied	2,940,647	3,261,584	663,330
Commercial real estate - non-owner occupied	1,434,195	1,434,195	508,704
Multifamily	-	-	-
Total commercial real estate	4,374,842	4,695,779	1,172,034
Consumer real estate:
Home equity lines	-	-	-
Secured by 1-4 family residential, secured by first deeds of trust	1,155,027	1,155,027	20,896
Secured by 1-4 family residential, secured by second deeds of trust	338,345	386,629	43,456
Total consumer real estate	1,493,372	1,541,656	64,352
Commercial and industrial loans (except those secured by real estate)	182,840	182,840	39,243
Consumer and other	-	-	-
	$6,481,882	$6,851,103	$1,338,272

Total
Construction and land development
Residential	$-	$-	$-
Commercial	8,685,268	14,056,498	62,643
Total construction and land development	8,685,268	14,056,498	62,643
Commercial real estate
Farmland	1,049,489	1,049,489	-
Commercial real estate - owner occupied	11,190,718	11,977,268	663,330
Commercial real estate - non-owner occupied	15,211,982	15,558,211	508,704
Multifamily	2,825,274	2,825,274	-
Total commercial real estate	30,277,463	31,410,242	1,172,034
Consumer real estate
Home equity lines	1,939,020	1,938,005	-
Secured by 1-4 family residential, secured by first deeds of trust	11,841,462	12,083,051	20,896
Secured by 1-4 family residential, secured by second deeds of trust	940,150	1,247,787	43,456
Total consumer real estate	14,720,632	15,268,843	64,352
Commercial and industrial loans (except those secured by real estate)	1,040,976	1,604,036	39,243
Consumer and other	50,415	50,390	-
	$54,774,754	$62,390,009	$1,338,272

	December 31, 2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded
Construction and land development
Residential	$624,651	$712,243	$-
Commercial	9,722,132	11,094,408	-
Total	10,346,783	11,806,651	-
Commercial real estate
Commercial real estate - owner occupied	6,414,362	6,414,362	-
Commercial real estate - non-owner occupied	7,146,531	7,146,531	-
Multifamily	2,019,675	2,019,675	-
Total	15,580,568	15,580,568	-
Consumer real estate
Home equity lines	702,338	702,338	-
Secured by 1-4 family residential, secured by first deeds of trust	6,319,837	6,792,837	-
Secured by 1-4 family residential, secured by second deeds of trust	336,257	336,257	-
Total	7,358,432	7,831,432	-
Commercial and industrial loans (except those secured by real estate)	1,194,913	1,494,913	-
Consumer and other	143,241	143,241	-
	$34,623,937	$36,856,805	$-

With an allowance recorded
Construction and land development
Residential	$587,235	$587,235	$320,250
Commercial	14,885,541	15,785,541	3,913,820
Total	15,472,776	16,372,776	4,234,070
Commercial real estate
Commercial real estate - owner occupied	9,508,393	9,652,393	2,031,740
Commercial real estate - non-owner occupied	1,719,690	1,719,690	450,000
Multifamily	-	-	-
Total	11,228,083	11,372,083	2,481,740
Consumer real estate
Home equity lines	756,892	756,892	233,606
Secured by 1-4 family residential, secured by first deeds of trust	4,224,325	4,749,325	1,007,155
Secured by 1-4 family residential, secured by second deeds of trust	167,523	167,523	119,524
Total	5,148,740	5,673,740	1,360,285
Commercial and industrial loans (except those secured by real estate)	818,597	818,597	452,773
Consumer and other	267,166	267,166	266,178
	$32,935,362	$34,504,362	$8,795,046

Total
Construction and land development
Residential	$1,211,886	$1,299,478	$320,250
Commercial	24,607,673	26,879,949	3,913,820
Total	25,819,559	28,179,427	4,234,070
Commercial real estate
Commercial real estate - owner occupied	15,922,755	16,066,755	2,031,740
Commercial real estate - non-owner occupied	8,866,221	8,866,221	450,000
Multifamily	2,019,675	2,019,675	-
Total	26,808,651	26,952,651	2,481,740
Consumer real estate
Home equity lines	1,459,230	1,459,230	233,606
Secured by 1-4 family residential, secured by first deeds of trust	10,544,162	11,542,162	1,007,155
Secured by 1-4 family residential, secured by second deeds of trust	503,780	503,780	119,524
Total	12,507,172	13,505,172	1,360,285
Commercial and industrial loans (except those secured by real estate)	2,013,510	2,313,510	452,773
Consumer and other	410,407	410,407	266,178
	$67,559,299	$71,361,167	$8,795,046

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for periods indicated:

	December 31,
	2012		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no related allowance recorded
Construction and land development
Residential	$-	$-	$822,020	$-
Commercial	9,163,986	290,828	12,878,320	214,171
Total	9,163,986	290,828	13,700,340	214,171
Commercial real estate
Farmland	1,049,489	18,255		-
Commercial real estate - owner occupied	8,777,660	637,208	2,310,893	25,969
Commercial real estate - non-owner occupied	8,822,895	375,498	2,574,670	273,829
Multifamily	637,029	41,775	-
Total	19,287,073	1,072,736	4,885,563	299,798
Consumer real estate
Home equity lines	1,591,647	85,821	-	-
Secured by 1-4 family residential, secured by first deeds of trust	10,392,272	334,883	9,863,066	38,660
Secured by 1-4 family residential, secured by second deeds of trust	609,757	27,128	634,249	-
Total	12,593,676	447,832	10,497,315	38,660
Commercial and industrial loans (except those secured by real estate)	897,078	50,259	1,064,936	216
Consumer and other	57,530	3,435	100,456	204
	$41,999,343	$1,865,090	$30,248,610	$553,049

With an allowance recorded
Construction and land development
Residential	$-	$-	$323,736	$-
Commercial	453,702	1,373	7,769,670	425,892
Total	453,702	1,373	8,093,406	425,892
Commercial real estate
Farmland
Commercial real estate - owner occupied	3,116,022	30,003	2,495,259	111,132
Commercial real estate - non-owner occupied	1,446,983	-	475,287	142,216
Multifamily	-	-	-	-
Total	4,563,005	30,003	2,970,546	253,348
Consumer real estate
Home equity lines	-		684,504
Secured by 1-4 family residential, secured by first deeds of trust	1,171,653	50,691	1,388,472
Secured by 1-4 family residential, secured by second deeds of trust	349,192	4,151	91,516
Total	1,520,845	54,842	2,164,492	-
Commercial and industrial loans (except those secured by real estate)	191,625	2,628	782,036
Consumer and other	-	-	191,974	-
	$6,729,177	$88,846	$14,202,454	$679,240

Total
Construction and land development
Residential	$-	$-	$1,145,756	$-
Commercial	9,617,688	292,201	20,647,990	640,063
Total	9,617,688	292,201	21,793,746	640,063
Commercial real estate
Farmland	1,049,489	18,255	-	-
Commercial real estate - owner occupied	11,893,682	667,211	4,806,152	137,101
Commercial real estate - non-owner occupied	10,269,878	375,498	3,049,957	416,045
Multifamily	637,029	41,775	-	-
Total	23,850,078	1,102,739	7,856,109	553,146
Consumer real estate
Home equity lines	1,591,647	85,821	684,504	-
Secured by 1-4 family residential, secured by first deeds of trust	11,563,925	385,574	11,251,538	38,660
Secured by 1-4 family residential, secured by second deeds of trust	958,949	31,279	725,765	-
Total	14,114,521	502,674	12,661,807	38,660
Commercial and industrial loans (except those secured by real estate)	1,088,703	52,887	1,846,972	216
Consumer and other	57,530	3,435	292,430	204
	$48,728,520	$1,953,936	$44,451,064	$1,232,289

As of December 31, 2012, 2011 and 2010, the Company had impaired loans of $25,605,301, $48,097,048 and $20,323,887, respectively, which were on nonaccrual status.  These loans had valuation allowances of $1,338,000, $5,034,000 and $305,000 as of December 31, 2012, 2011 and 2010, respectively.  Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $1,592,000, $2,377,000 and $1,242,000 for 2012, 2011 and 2010, respectively.

Included in impaired loans are loans classified as troubled debt restructurings (TDRs).  A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrowers financial difficulties that it would not otherwise consider.  For loans classified as impaired TDRs, the Company further evaluates the loans as performing or nonperforming.  If, at the time of restructure, the loan is not considered nonaccrual, it will be classified as performing.  TDRs originally classified as nonperforming are able to be reclassified as performing if, subsequent to restructure, they experience six months of payment performance according to the restructured terms.  The following table provides certain information concerning TDRs as of December 31, 2012.

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance

Construction and land development
Commercial	$6,116,248	$3,728,403	$2,387,845	$-
Total construction and land development	6,116,248	3,728,403	2,387,845	-
Commercial real estate
Commercial real estate - owner occupied	8,881,257	6,373,122	2,508,135	3,321
Commercial real estate - non-owner occupied	13,266,992	12,805,727	461,265	-
Multifamily	2,825,274	2,825,274	-	-
Total commercial real estate	24,973,523	22,004,123	2,969,400	3,321
Consumer real estate
Home equity lines	-	-	-	-
Secured by 1-4 family residential,
secured by first deeds of trust	7,011,329	3,431,124	3,580,205	15,633
Secured by 1-4 family residential,
secured by second deeds of trust	338,344	-	338,344	43,456
Total consumer real estate	7,349,673	3,431,124	3,918,549	59,089
Commercial and industrial loans
(except those secured by real estate)	380,427	5,803	374,624	39,243

Total	$38,819,871	$29,169,453	$9,650,418	$101,653

Number of loans	73	46	27	7

The following table provides information about TDRs identified during the indicated periods.

	December 31, 2012			December 31, 2011
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Construction and land development
Commercial	6	$653,612	$653,612	11	$6,604,400	$6,604,400
Total construction and land development	6	653,612	653,612	11	6,604,400	6,604,400
Commercial real estate						-
Farmland		-	-			-
Commercial real estate - owner occupied	1	522,715	522,715	9	9,748,062	9,748,062
Commercial real estate - non-owner occupied	6	2,102,231	2,102,231	5	4,031,868	4,031,868
Total commercial real estate	7	2,624,946	2,624,946	14	13,779,930	13,779,930
Consumer real estate
Secured by 1-4 family residential,
secured by first deeds of trust	25	5,570,245	5,570,245	2	1,422,772	1,422,772
Secured by 1-4 family residential,
secured by second deeds of trust	1	338,344	338,344		-	-
Total consumer real estate	26	5,908,589	5,908,589	2	1,422,772	1,422,772
Commercial and industrial loans
(except those secured by real estate)	1	117,813	117,813	3	159,073	159,073
Consumer and other	-	-	-	1	128,419	128,419

Total	40	$9,304,960	$9,304,960	31	$21,966,175	$21,966,175

The following table provides information about defaults on TDRs for the year ended December 31, 2012.

	Number of	Recorded
	Loans	Balance

Construction and land development
Commercial	8	$2,387,845
Total construction and land development	8	2,387,845
Commercial real estate
Commercial real estate - owner occupied	2	2,053,276
Commercial real estate - non-owner occupied	1	461,265
Total commercial real estate	3	2,514,541
Consumer real estate
Secured by 1-4 family residential,
secured by first deeds of trust	8	3,302,827
Secured by 1-4 family residential,
secured by second deeds of trust	1	338,344
Total consumer real estate	9	3,641,171
Commercial and industrial loans
(except those secured by real estate)	4	257,136

Total	24	$8,800,693

Note 4.                      Allowance for loan losses

Activity in the allowance for loan losses was as follows for the periods indicated.

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Year Ended December 31, 2012
Construction and land development
Residential	$704,728	$542,067	$(797,286)	$45,233	$494,742
Commercial	6,798,177	3,444,160	(5,645,064)	14,137	4,611,410
Commercial real estate
Farmland	-	-	-	-	-
Commercial real estate - owner occupied	1,496,466	623,552	(961,155)	200,000	1,358,863
Commercial real estate - non-owner occupied	1,548,899	(300,898)	(431,354)	205	816,852
Multifamily	406,635	(373,238)	(9,963)	-	23,434
Consumer real estate
Home equity lines	860,307	668,614	(883,848)	13,062	658,135
Secured by 1-4 family residential,
secured by first deeds of trust	1,881,470	2,610,905	(3,220,072)	85,799	1,358,102
Secured by 1-4 family residential,
secured by second deeds of trust	397,504	468,192	(663,135)	20,746	223,307
Commercial and industrial loans
(except those secured by real estate)	1,655,713	1,230,555	(1,879,517)	154,903	1,161,654
Consumer and other	321,525	181,091	(408,302)	7,014	101,328

Total	$16,071,424	$9,095,000	$(14,899,696)	$541,099	$10,807,827

Year Ended December 31, 2011
Construction and land development
Residential	$293,841	$467,187	$(65,500)	$9,200	$704,728
Commercial	2,832,119	8,249,320	(4,293,262)	10,000	6,798,177
Commercial real estate
Farmland	-	-	-	-	-
Commercial real estate - owner occupied	78,445	1,568,052	(150,031)	-	1,496,466
Commercial real estate - non-owner occupied	20,477	1,871,804	(343,382)	-	1,548,899
Multifamily	-	489,136	(82,501)	-	406,635
Consumer real estate
Home equity lines	641,975	1,447,272	(1,232,153)	3,213	860,307
Secured by 1-4 family residential,
secured by first deeds of trust	1,403,207	1,571,813	(1,129,509)	35,959	1,881,470
Secured by 1-4 family residential,
secured by second deeds of trust	297,401	462,634	(362,531)	-	397,504
Commercial and industrial loans
(except those secured by real estate)	1,315,582	2,496,729	(2,159,668)	3,070	1,655,713
Consumer and other	428,665	140,349	(249,526)	2,037	321,525

Total	$7,311,712	$18,764,296	$(10,068,063)	$63,479	$16,071,424

Loans were evaluated for impairment as follows for the periods indicated.

	Individually	Collectively	Total
Year Ended December 31, 2012
Construction and land development
Residential	$1,247,709	$1,597,885	$2,845,594
Commercial	27,351,857	13,857,974	41,209,831
Commercial real estate
Farmland	1,391,501	1,189,796	2,581,297
Commercial real estate - owner occupied	67,167,587	25,604,945	92,772,532
Commercial real estate - non-owner occupied	41,801,577	12,749,240	54,550,817
Multifamily	6,461,639	1,516,750	7,978,389
Consumer real estate
Home equity lines	2,185,040	23,336,357	25,521,397
Secured by 1-4 family residential,
secured by first deeds of trust	15,526,551	65,261,874	80,788,425
Secured by 1-4 family residential,
secured by second deeds of trust	557,600	8,959,645	9,517,245
Commercial and industrial loans
(except those secured by real estate)	15,101,291	19,282,826	34,384,117
Consumer and other	-	2,760,622	2,760,622

Total	$178,792,352	$176,117,914	$354,910,266

Year Ended December 31, 2011
Construction and land development
Residential	$1,831,478	$6,074,987	$7,906,465
Commercial	30,292,460	42,328,077	72,620,537
Commercial real estate
Farmland	-	2,464,981	2,464,981
Commercial real estate - owner occupied	91,008,321	14,583,827	105,592,148
Commercial real estate - non-owner occupied	45,529,918	8,529,231	54,059,149
Multifamily	5,625,490	1,053,838	6,679,328
Consumer real estate
Home equity lines	4,314,190	26,373,036	30,687,226
Secured by 1-4 family residential,
secured by first deeds of trust	13,105,245	80,113,553	93,218,798
Secured by 1-4 family residential,
secured by second deeds of trust	1,692,944	10,349,119	12,042,063
Commercial and industrial loans
(except those secured by real estate)	14,343,224	23,391,292	37,734,516
Consumer and other	3,501,524	1,363,981	4,865,505

Total	$211,244,794	$216,625,922	$427,870,716

Note 5.                      Premises and equipment

The following is a summary of premises and equipment as of December 31, 2012 and 2011:

	2012	2011

Land	$6,190,561	$6,190,561
Buildings and improvements	20,385,517	20,371,382
Furniture, fixtures and equipment	7,585,491	7,431,892
Total premises and equipment	34,161,569	33,993,835
Less: Accumulated depreciation and amortization	(8,346,227)	(7,167,311)

Premises and equipment, net	$25,815,342	$26,826,524

Depreciation and amortization of premises and equipment for 2012, 2011 and 2010 amounted to $1,366,000, $1,418,000 and $1,309,000 respectively.

Note 6.                      Investment in bank owned life insurance

The Bank is owner and designated beneficiary on life insurance policies in the face amount of $13,101,000 covering certain of its directors and executive officers.  The earnings from these policies are used to offset expenses related to retirement plans.  The cash surrender value of these policies at December 31, 2012 and 2011 was $6,575,000 and $6,065,000, respectively.

Note 7.                      Deposits

Deposits as of December 31, 2012 and 2011 were as follows:

	2012	2011

Demand accounts	$57,049,348	$66,534,956
Interest checking accounts	45,861,199	40,237,146
Money market accounts	66,007,160	75,487,907
Savings accounts	20,922,112	15,166,012
Time deposits of $100,000 and over	113,332,481	129,436,270
Other time deposits	133,150,662	158,658,761

Total	$436,322,962	$485,521,052

The following are the scheduled maturities of time deposits as of December 31, 2012:

		Greater than
	Less Than	or Equal to
Year Ending December 31,	$100,000	$100,000	Total

2013	$55,488,066	$36,781,241	$92,269,307
2014	28,380,294	31,124,916	59,505,210
2015	17,279,506	15,300,934	32,580,440
2016	18,320,271	18,867,037	37,187,308
2017	13,682,525	11,258,353	24,940,878

	$133,150,662	$113,332,481	$246,483,143

Deposits held at the Company by related parties, which include officers, directors, greater than 5% shareholders and companies in which directors of the Board have a significant ownership interest, approximated $6,310,000 and $18,508,000 at December 31, 2012 and 2011, respectively.

Note 8.                      Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB.  The Company held $2,122,000 in FHLB stock at December 31, 2012 and $2,647,000 at December 31, 2011 which is held at cost and included in other assets.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  The FHLB borrowings are secured by the pledge of U.S. Government agency securities, FHLB stock and qualified single family first mortgage loans.  The Company had FHLB advances of approximately $28 million at December 31, 2012 maturing through 2016.  At December 31, 2011 $38 million of advances were outstanding.

At December 31, 2012, the contractual maturities of the advances are as follows (in thousands):

Due in 2013	$10,000
Due in 2014	8,000
Due in 2015	8,000
Due in 2016	2,000

$28,000

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

The Company also has securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold.  The carrying value of these repurchase agreements was $4,851,811 and $5,778,661 at December 31, 2012 and 2011, respectively.

Information related to borrowings as of December 31, 2012 and 2011 is as follows:

	2012	2011

Maximum outstanding during the year
FHLB advances	$37,750,000	$37,750,000
Balance outstanding at end of year
FHLB advances	28,000,000	37,750,000
Average amount outstanding during the year
FHLB advances	31,537,568	36,823,973
Average interest rate during the year
FHLB advances	2.06%	2.20%
Average interest rate at end of year
FHLB advances	2.19%	2.10%

Note 9.                      Income taxes

The following summarizes the tax effects of temporary differences which comprise net deferred tax assets and liabilities at December 31, 2012, 2011 and 2010:

	2012	2011	2010
Deferred tax assets
Net operating loss carryforward	$4,786,458	$1,541,937	$1,558,313
Allowance for loan losses	3,674,661	5,464,284	2,485,982
Unrealized loss on available-for-sale securities	37,206	-	134,963
Interest on nonaccrual loans	541,392	808,249	-
Expenses and writedowns related to foreclosed
property	2,318,413	758,073	-
Gain on disposal of fixed assets	52,885	-	-
Merger stock options replacement	134,200	134,200	134,200
Stock compensation	122,728	98,733	82,089
Employee benefits	378,831	283,398	172,322
Pension expense	48,615	53,031	57,447
Goodwill	85,908	101,528	117,148

Total deferred tax assets	12,181,296	9,243,433	4,742,464

Deferred tax liabilities
Depreciation	955,198	830,146	597,977
Unrealized gain on available-for-sale securities	-	49,175	-
Loss on disposal of foreclosed real estate	919,719	276,629	-
Loss on disposal of fixed assets	-	12,541	106,741
Amortization of intangibles	167,305	235,889	311,055
Goodwill	-	-	-
Other, net	(19,080)	(18,719)	8,196

Total deferred tax liabilities	2,023,142	1,385,661	1,023,969

Less valuation allowance	10,158,154	3,928,886	-

Net deferred tax asset	$-	$3,928,886	$3,718,495

The net deferred tax asset is included in other assets on the consolidated balance sheet.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  The deferred tax assets are analyzed quarterly for changes affecting realization.  Management determined that as of December 31, 2011, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance on its net deferred tax asset.  The net operating losses available to offset future taxable income amounted to $5,286,000 at December 31, 2012 and expire through 2030; $1,200,000 is subject to a limitation by IRS section 382 to $908,000 per year.

The income tax expense (benefit) charged to operations for the years ended December 31, 2012, 2011 and 2010 consists of the following:

	2012	2011	2010

Current tax expense (benefit)	$-	$64,000	$-
Deferred tax expense (benefit)	(2,174,411)	(4,419,758)	711,627
Valuation allowance change	6,229,268	3,928,886	-

Provision (benefit) for income taxes	$4,054,857	$(426,872)	$711,627

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010

Net income (loss) before income taxes	$(6,344,143)	$(12,246,994)	$2,141,936

Computed "expected" tax expense (benefit)	$(2,157,009)	$(4,163,978)	$728,257
Change in valuation allowance	6,229,268	3,928,886	-
Cash surrender value of life insurance	(64,907)	(65,804)	(68,866)
Nondeductible expenses	13,867	15,899	14,862
Stock compensation ISO expense	891	6,982	7,372
Other	32,746	(148,857)	30,001

Provision (benefit) for income taxes	$4,054,857	$(426,872)	$711,627

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded franchise tax expense of $163,000, $328,000 and $358,000 for 2012, 2011 and 2010, respectively, which is included in other operating expenses.

Note 10.                      Earnings (loss) per share

The following table presents the basic and diluted earnings per share computations:

	Year Ended December 31,
	2012	2011	2010
Numerator
Net income (loss) - basic and diluted	$(10,399,000)	$(11,820,122)	$1,430,309
Preferred stock dividend and accretion	878,971	882,882	881,402
Net income (loss) available to common
shareholders	$(11,277,971)	$(12,703,004)	$548,907

Denominator
Weighted average shares outstanding - basic	4,252,206	4,243,025	4,237,735
Dilutive effect of common stock options and
restricted stock awards	-	-	-

Weighted average shares outstanding - diluted	4,252,206	4,243,025	4,237,735

Earnings (loss) per share - basic and diluted
Earnings (loss) per share - basic	$(2.65)	$(2.99)	$0.13
Effect of dilutive common stock options	-	-	-

Earnings (loss) per share - diluted	$(2.65)	$(2.99)	$0.13

Outstanding options and warrants to purchase common stock and restricted stock awards (see Notes 13 and 14) were considered in the computation of diluted earnings per share for the years presented.  Stock options for 256,130, 264,980 and 310,205 shares of common stock were not included in computing diluted earnings per share in 2012, 2011 and 2010, respectively, because their effects were anti-dilutive. Warrants for 499,030 of common stock were not included in computing earnings per share in 2012, 2011 and 2010, because their effects were also anti-dilutive.  Restricted stock awards for 10,302 and 4,458 were not included in computing diluted earnings per share in 2011 and 2010, respectively, because their effects were anti-dilutive.

Note 11.                      Lease commitments

Certain premises and equipment are leased under various operating leases.  Total rent expense charged to operations was $367,000, $369,000 and $480,000 in 2012, 2011 and 2010, respectively.  At December 31, 2012, the minimum total rental commitment under such non-cancelable operating leases was as follows:

2013	$274,000
2014	284,000
2015	294,000
2016	220,000
2017	208,000
Thereafter	220,000

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

At December 31, 2012 and 2011, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk:

	Contract	Contract
	Amount	Amount
	2012	2011

Undisbursed credit lines	$35,780,000	$40,661,000
Commitments to extend or originate credit	25,016,000	18,214,000
Standby letter of credit	3,314,000	3,719,000

Total commitments to extend credit	$64,110,000	$62,594,000

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

While subject to the Consent Order, our management and board of directors have focused considerable time and attention on taking corrective actions to comply with the terms.  In addition, certain provisions of the Consent Order described above could adversely impact the Company’s businesses and results of operations.

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

Since entering into the Order and the Written Agreement, the Company has taken numerous steps to comply with the terms of the consent order.

Note 13.                      Stockholders’ equity and regulatory matters

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

The Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% until May 1, 2014 and 9% thereafter, unless the shares are redeemed by the Company.  The Preferred Stock is generally non-voting, other than on certain matters that could adversely affect the Preferred Stock.

The Warrant was immediately exercisable.  The Warrant provides for the adjustment of the exercise price and the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of common stock, and upon certain issuances of common stock at or below a specified price relative to the then-current market price of common stock.  The Warrant expires ten years from the issuance date.  Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

As required by the Federal Reserve Bank of Richmond, the Company notified the U.S. Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  The total arrearage on such preferred stock as of December 31, 2012 is $1,381,688.  This amount has been accrued for and is included in other liabilities in the consolidated balance sheet.

In June 2012 the Treasury asked to allow an observer at the Company’s meetings of its board of directors.  The observer started attending board meetings in August 2012.  The Treasury has the contractual right to nominate up to two members to the board of directors upon the Company’s sixth missed dividend payment.  The Company has deferred six dividend payments as of December 31, 2012. However, Treasury has not indicated that it will nominate two directors to the board of directors.

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

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank met the ratio criteria to be categorized as a “well capitalized” institution as of December 31, 2012, 2011 and 2010. However, due to the Consent Order the Bank is currently considered adequately capitalized.  In addition, the Consent Order requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 11%.  At December 31, 2012, the Banks leverage ratio was 6.52% and the total capital to risk-weighted assets ratio was 10.04%.  As required by the Consent Order, the Bank has provided a capital plan to the FDIC and BFI that demonstrates how the Bank will come into compliance with the required minimum capital ratios set forth in the Consent Order.  When capital falls fellow the “well capitalized” requirement, consequences can include:  new branch approval could be withheld, more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitation as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29.  In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

The capital amounts and ratios at December 31, 2012 and 2011 for the Company and the Bank are presented in the table below:

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2012
Total capital (to risk-
weighted assets)
Consolidated	$38,296,000	10.14%	$30,206,000	8.00%	$37,757,000	10.00%
Village Bank	37,705,000	10.04%	30,036,000	8.00%	37,545,000	10.00%

Tier 1 capital (to risk-
weighted assets)
Consolidated	32,936,000	8.72%	15,103,000	4.00%	22,654,000	6.00%
Village Bank	32,936,000	8.77%	15,018,000	4.00%	22,527,000	6.00%

Leverage ratio (Tier 1
capital to average
assets)
Consolidated	32,936,000	6.53%	20,186,000	4.00%	25,233,000	5.00%
Village Bank	32,936,000	6.52%	20,206,000	4.00%	25,257,000	5.00%

December 31, 2011
Total capital (to risk-
weighted assets)
Consolidated	$48,033,000	10.92%	$35,190,000	8.00%	$43,987,000	10.00%
Village Bank	44,530,000	10.26%	34,711,000	8.00%	43,389,000	10.00%

Tier 1 capital (to risk-
weighted assets)
Consolidated	42,404,000	9.64%	17,595,000	4.00%	26,392,000	6.00%
Village Bank	38,975,000	8.98%	17,356,000	4.00%	26,033,000	6.00%

Leverage ratio (Tier 1
capital to average
assets)
Consolidated	42,404,000	7.33%	23,029,000	4.00%	28,786,000	5.00%
Village Bank	38,975,000	6.46%	24,150,000	4.00%	30,188,000	5.00%

(1)
As a result of the consent order, the Bank is not considered well capitalized even though it meets the ratio requirements to be classified as such.  The consent order requires the total capital to risk-weighted assets to be at least 11% and the leverage ratio to be at least 8%.

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the TARP program preferred stock or trust preferred capital notes without prior regulatory approval.  In addition, the Consent Order with the FDIC and BFI provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction of capital, without regulatory approval.  At December 31, 2012, the Company’s total accrued but deferred payments on TARP dividends was $1,382,000 and interest payments on trust preferred capital notes was $663,379.  Although we elected to defer payment of the interest due, the amounts have been accrued in the consolidated balance sheet and included in interest expense in the consolidated statement of operations.

Note 14.                      Stock incentive plan

In accordance with accounting standards the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost is recognized over the period during which an employee is required to provide service in exchange for the award rather than disclosed in the financial statements.

The following table summarizes options outstanding under the stock incentive plan at the indicated dates:

	Year Ended December 31,
	2012				2011
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	264,980	$9.48	$4.70		310,205	$9.48	$4.73
Granted	5,000	1.00	1.08		-	-	-
Forfeited	(14,350)	8.02	4.34		(45,225)	8.50	4.88
Exercised	-	-	-		-	-	-
Options outstanding,
end of period	255,630	$9.57	$4.65	$-	264,980	$9.48	$4.70	$-
Options exercisable,
end of period	250,630				261,980

	Year Ended December 31,
	2010
		Weighted
		Average
		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value

Options outstanding,
beginning of period	336,005	$9.58	$4.75
Granted	-	-	-
Forfeited	(25,800)	10.77	5.02
Exercised	-	-	-
Options outstanding,
end of period	310,205	$9.48	$4.73	$-
Options exercisable,
end of period	291,350

The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the years indicated:

Year Ended
December 31, 2012

Risk-free interest rate	1.82%
Dividend yield	0%
Expected weighted average term	7 years
Volatility	50%

The following table summarizes information about stock options outstanding at December 31, 2012:

	Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$1.00-$6.00	69,355	3.3	$5.64	64,355	$5.64
$7.68 - $9.24	12,000	0.1	$8.51	12,000	8.51
$11.20 - $13.96	174,275	3.4	11.50	174,275	11.50

	255,630	3.20	9.77	250,630	9.85

During the first quarter of 2009, we granted to certain officers 26,592 restricted shares of common stock with a weighted average fair market value of $4.60 at the date of grant.  These restricted stock awards have three-year graded vesting.  Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The remaining balance of restricted stock has been issued as of December 31, 2012.  The total number of shares underlying non-vested restricted stock and performance share awards was 896 at December 31, 2011.

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of December 31, 2012 and 2011 was $2,492 and $6,344, respectively.  The time based unamortized compensation of $2,492 is expected to be recognized over a weighted average period of 2.58 years.  There were no forfeitures of restricted stock awards in 2012 and 2011.

Stock-based compensation expense was $6,747, $118,445 and $95,962 for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 15.                      Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate was 2.46% and 2.71% at December 31, 2012 and 2011, respectively.  The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  No amounts have been redeemed at December 31, 2012 and there are no plans to do so.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends.  In consideration of our agreements with our regulators, which require regulatory approval to make interest payments on these securities, the Company has deferred an aggregate of $663,379 in interest payments on the junior subordinated debt securities as of December 31, 2012.  The Company has been deferring interest payments since June 2011.  Although we elected to defer payment of the interest due, the amounts has been accrued in the consolidated balance sheet and included in interest expense in the consolidated statement of operations.

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

Supplemental Executive Retirement Plan:  The Bank established the Village Bank Supplemental Executive Retirement Plan (the “SERP”) on January 1, 2005 to provide supplemental retirement income to certain executive officers as designated by the Personnel Committee and approved by the Board of Directors.  The SERP is an unfunded employee pension plan under the provisions of ERISA.  An eligible employee, once designated by the Committee and approved by the Board of Directors in writing to participate in the SERP, becomes a participant in the SERP 60 days following such approval (unless an earlier participation date is approved).  There are currently five executive officers who participate in the SERP.  The retirement benefit to be received by a participant is determined by the Committee and approved by the Board of Directors and is payable in equal monthly installments over a 15 year period, commencing on the first day of the month following a participant’s retirement or termination of employment, provided the participant has been employed by the Bank for a minimum of 10 years (6 years in the case of one participant).  The Personnel Committee, in its sole discretion, may choose to treat a participant who has experienced a termination of employment on or after attaining age 65 but prior to completing his service requirement as having completed his service requirement.  At December 31, 2012 and 2011, the Bank’s liability under the SERP was $1,205,921 and $1,078,342, respectively, and expense for the years ended December 31, 2012, 2011 and 2010 was to $140,575, $166,571 and $160,124, respectively.  The increase in cash surrender value of the BOLI related to the participants was $190,902, $193,540 and $440,763 for the years ended December 31, 2012, 2011 and 2010, respectively.

Directors’ Deferral Plan:  The Bank established the Village Bank Outside Directors Deferral Plan (the “Directors Deferral Plan”) on January 1, 2005 under which non-employee Directors of Village Bank have the opportunity to defer receipt of all or a portion of certain compensation until retirement or departure from the Board of Directors.  Deferral of compensation under the Directors Deferral Plan is voluntary by non-employee Directors and to participate in the plan a director must file a deferral election as provided in the plan.  A Director shall become an active participant with respect to a plan year (as defined in the plan) only if he is expected to have compensation during the plan year and he timely files a deferral election.  A separate account is established for each participant in the plan and each account shall, in addition to compensation deferred at the election of the participant, be credited with interest on the balance of the account, the rate of such interest to be established by the Board of Directors in its sole discretion at the beginning of each plan year.  At December 31, 2012 and 2011, the Bank’s liability under the Directors Deferral Plan was $795,736 and $612,475, respectively, and expense for the years ended December 31, 2012, 2011 and 2010 was $181,419, $153,090 and $91,973, respectively.

Note 17.         Fair Value

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

Impaired loans: The fair values of impaired loans are measured for impairment using the fair value of the collateral for collateral-dependent loans on a nonrecurring basis.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or when economic or other circumstances dictate a need to obtain an updated appraisal of the property, then a Level 3 valuation is considered to measure the fair value.  The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).  Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

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

Assets measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below:

	Fair Value Measurement
	at December 31, 2012 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$11,387	$5,000	$6,387	$-
MBS	1,829	-	1,829	-
Municipals	11,938	2,918	9,020	-
Residential loans held for sale	24,188	-	24,188	-

Financial Assets - Non-Recurring
Impaired loans	54,775	-	47,016	7,759
Real estate owned	20,204	-	18,675	1,529

	Fair Value Measurement
	at December 31, 2011 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$2,001	$-	$2,001	$-
MBS	20,803	2,849	17,954	-
Small Business Administration	7,359	7,359	-	-
Residential loans held for sale	16,168	-	16,168	-

Financial Assets - Non-Recurring
Impaired loans	64,655	-	51,868	12,787
Real estate owned	9,177	-	874	8,303

The following table presents the changes in the Level 3 fair value category for the years ended December 31, 2012 and 2011.

	Impaired	Real Estate
	Loans	Owned	Total Assets
	(In thousands)

Balance at December 31, 2010	$7,944	$12,028	$19,972
Total realized and unrealized gains (losses)
Included in earnings	-	267	267
Included in other comprehensive income	-	-	-
Net transfers in and/or out of Level 3	56,711	(3,118)	53,593

Balance at December 31, 2011	64,655	9,177	73,832

Total realized and unrealized gains (losses)
Included in earnings	-	241	241
Included in other comprehensive income	-	-	-
Net transfers in and/or out of Level 3	(56,896)	(7,889)	(64,785)

Balance at December 31, 2012	$7,759	$1,529	$9,288

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

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

		December 31,		December 31,
		2012		2011
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value

Financial assets
Cash	Level 1	$13,945,105	$13,945,105	$55,557,541	$55,557,541
Cash equivalents	Level 2	39,185,837	39,185,837	7,228,475	7,228,475
Investment securities available for sale	Level 1	7,918,420	7,918,420	10,207,805	10,207,805
Investment securities available for sale	Level 2	17,235,626	17,235,626	19,955,487	19,955,487
Federal Home Loan Bank stock	Level 2	2,121,900	2,121,900	2,647,000	2,647,000
Loans held for sale	Level 2	24,188,384	24,188,384	16,168,405	16,168,405
Loans	Level 2	290,115,508	293,170,670	353,186,646	353,349,981
Impaired loans	Level 2	47,016,065	47,016,065	51,867,625	51,867,625
Impaired loans	Level 3	7,758,689	7,758,689	12,787,473	12,787,473
Other real estate owned	Level 2	18,675,164	18,675,164	874,246	874,246
Other real estate owned	Level 3	1,528,527	1,528,527	8,302,921	8,302,921
Bank owned life insurance	Level 3	6,575,018	6,575,018	6,065,305	6,065,305
Accrued interest receivable	Level 2	1,676,518	1,676,518	2,046,524	2,046,524

Financial liabilities
Deposits	Level 2	436,322,962	437,644,329	485,521,052	487,915,609
FHLB borrowings	Level 2	28,000,000	28,424,029	37,750,000	37,963,672
Trust preferred securities	Level 2	8,764,000	7,537,040	8,764,000	7,537,040
Other borrowings	Level 2	4,851,811	4,851,811	5,778,661	5,778,661
Accrued interest payable	Level 2	911,635	911,635	592,283	592,283

Note 18.                      Parent corporation only financial statements

Village Bank and Trust Financial Corp.
(Parent Corporation Only)
Balance Sheet

	December 31,	December 31,
	2012	2011
Assets
Cash and due from banks	$595,267	$2,181,281
Investment in subsidiaries	33,162,750	40,304,299
Investment in special purpose subsidiary	264,000	264,000
Premises and equipment, net	1,774,252	1,783,432
Prepaid expenses and other assets	56,904	5,071,426

	$35,853,173	$49,604,438

Liabilities and Stockholders' Equity
Liabilities
Balance due to nonbank subsidiaries	$8,764,000	$8,764,000
Payable to subsidiary	-	-
Other liabilities	2,124,372	4,592,796
Total liabilities	10,888,372	13,356,796

Stockholders' equity
Preferred stock	58,952	58,952
Warrant surplus	732,479	732,479
Discount on preferred stock	(198,993)	(346,473)
	592,438	444,958
Surplus related to PS (CPP)	14,679,048	14,679,048
Additional paid-in capital	26,026,209	26,053,130
	40,705,257	40,732,178
Common stock	17,007,180	16,973,512
Retained earnings (deficit)	(33,173,525)	(21,895,557)
Accumulated other comprehensive		-
Income (loss)	(166,549)	(7,449)
Total stockholders' equity	24,964,801	36,247,642

	$35,853,173	$49,604,438

Village Bank and Trust Financial Corp.
(Parent Corporation Only)
Statement of Operations
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Interest income
Village Bank money market	$7,923	$20,897	$2,554

Interest expense
Interest on trust preferred securities	403,997	353,108	-

Net interest (loss), income	(396,074)	(332,211)	2,554

Noninterest income
Rental income	-	-	871,600
Other income	-	-	25,872
Total noninterest income	-	-	897,472

Expenses
Interest			910,009
Occupancy			565,463
Equipment	7,134	20,148	25,119
Advertising and marketing	-	-	1,078
Supplies	49,924	16,000	48,825
Legal	-	-	4,795
Other outside services	19,965	11,316	66,820
Insurance	-	-	12,431
Other	25,212	27,024	28,958
Total expenses	102,235	74,488	1,663,498

Net loss before undistributed equity in subsidiary	(498,309)	(406,699)	(763,472)

Undistributed equity in subsidiary	(8,489,198)	(10,546,079)	1,917,569

Net income before income tax benefit	(8,987,507)	(10,952,778)	1,154,097
Income tax benefit	1,411,493	867,344	(276,212)

Net income (loss)	$(10,399,000)	$(11,820,122)	$1,430,309

Total comprehensive income	$(10,558,100)	$(11,454,097)	$1,113,040

Village Bank and Trust Financial Corp.
(Parent Corporation Only)
Statement of Cash Flows
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash Flows from Operating Activities
Net loss	$(10,399,000)	$(11,820,122)	$1,430,309
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	9,180	16,366	14,525
Undistributed earnings of subsidiary	8,489,198	10,546,079	(1,917,569)
(Increase) decrease in other assets	5,014,522	(703,922)	1,847,606
Increase (decrease) in other liabilities	(2,468,426)	601,180	(553,518)
Net cash provided by operations	645,474	(1,360,419)	821,363

Cash Flows from Investing Activities
Payments for investments in and advances to subsidiaries	(1,500,000)	-	-
Proceeds from sale of premises and equipment	-	-	12,750,000
Net cash provided by operations	(1,500,000)	-	12,750,000

Cash Flows from Financing Activities
Net increase (decrease) in other borrowings			(11,943,873)
Dividends on preferred stock	(731,488)	(184,225)	(736,899)
Net cash provided by operations	(731,488)	(184,225)	(12,680,772)

Net increase (decrease) in cash	(1,586,014)	(1,544,644)	890,591
Cash, beginning of period	2,181,281	3,725,925	2,835,344

Cash, end of period	$595,267	$2,181,281	$3,725,935

Note 19.                      Selected quarterly financial data (unaudited)

Condensed quarterly financial data is shown as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2012
Interest income	$6,070,489	$5,841,080	$5,667,181	$6,120,513
Interest expense	1,649,888	1,489,600	1,450,807	1,406,665
Net interest income before
provision for loan losses	4,420,601	4,351,480	4,216,374	4,713,848
Provision for loan losses	1,735,000	6,660,000	700,000	-
Gain on sale of loans	1,750,663	2,191,229	2,394,138	2,225,743
Fees and other noninterest
income	984,391	943,900	1,634,744	1,214,490
Noninterest expenses	6,821,035	6,680,967	7,751,018	7,037,724
Income tax (benefit)	-	3,881,914	161,315	11,628
Net income (loss)	(1,400,380)	(9,736,272)	(367,077)	1,104,729
Earnings per share
Basic	$(0.38)	$(2.33)	$(0.14)	$0.20
Diluted	$(0.38)	$(2.33)	$(0.14)	$0.20

2011
Interest income	$7,359,417	$7,140,700	$6,962,527	$6,517,854
Interest expense	2,321,567	2,202,478	1,999,984	1,821,874
Net interest income before
provision for loan losses	5,037,850	4,938,222	4,962,543	4,695,980
Provision for loan losses	1,003,000	900,000	9,507,884	7,353,411
Gain on sale of loans	1,372,678	1,636,240	1,724,730	1,789,200
Fees and other noninterest
income	682,530	769,625	925,650	1,943,128
Noninterest expenses	5,897,938	6,054,949	6,021,320	5,986,869
Income tax (benefit)	109,400	132,306	(2,671,536)	2,002,957
Net income (loss)	82,720	256,832	(5,244,745)	(6,914,929)
Earnings per share
Basic	$(0.03)	$0.01	$(1.29)	$(1.68)
Diluted	$(0.03)	$0.01	$(1.29)	$(1.68)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2012, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

March 26, 2013
Date

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be disclosed in this Item 10 is contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be disclosed in this Item 11 is contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed in this Item 12 is contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in this Item 13 is contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in this Item 14 is contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
The following consolidated financial statements and reports are included in Part II, Item 8, of this report on Form 10K.

Report of Independent Registered Public Accounting Firm (BDO Seidman)
Consolidated Balance Sheets – December 31, 2012 and 2011
Consolidated Statements of Income – Years Ended December 31, 2012, 2011 and 2010 Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income – Years
Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows – Years Ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

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

10.12	Consent Order, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2012.

10.13	Written Agreement by and between Village Bank and Trust Financial Corp. and the Federal Reserve Bank of Richmond, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2012.

21	Subsidiaries of Village Bank and Trust Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Financial Officer.

32	Section 906 Certification.

99.1	TARP Certification by Chief Executive Officer.

99.2	TARP Certification by Chief Financial Officer.

101
The following materials from the Village Bank and Trust Financial Crop.  Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting (XBRL) (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

* Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: March 26, 2013	By:	/s/ Thomas W. Winfree
Thomas W. Winfree
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas W. Winfree	President and Chief Executive	March 26, 2013
Thomas W. Winfree	Officer and Director (Principal Executive Officer)
/s/ C. Harril Whitehurst, Jr.	Senior Vice President and Chief	March 26, 2013
C. Harril Whitehurst, Jr.	Financial Officer (Principal Financial and Accounting Officer)
/s/ R.T. Avery, III	Director	March 26, 2013
R.T. Avery, III
/s/ Donald J. Balzer, Jr.	Director and	March 26, 2013
Donald J. Balzer, Jr.	Vice Chairman of the Board
/s/ Craig D. Bell	Director and	March 26, 2013
Craig D. Bell	Chairman of the Board
/s/ William B. Chandler	Director	March 26, 2013
William B. Chandler
/s/ R. Calvert Esleeck, Jr.	Director	March 26, 2013
R. Calvert Esleeck, Jr.
/s/ George R. Whittemore	Director	March 26, 2013
George R. Whittemore
/s/ Michael L Toalson	Director	March 26, 2013
Michael L. Toalson

Signature	Title	Date
/s/ O. Woodland Hogg, Jr.	Director	March 26, 2013
O. Woodland Hogg, Jr.
/s/ Michael A. Katzen	Director	March 26, 2013
Michael A. Katzen
/s/ Charles E. Walton	Director	March 26, 2013
Charles E. Walton
/s/ John T. Wash, Sr.	Director	March 26, 2013
John T. Wash, Sr.

EXHIBIT LIST

Exhibit
Number	Description

3.1	Articles of Incorporation of Village Bank and Trust Financial Corp. restated in electronic format only as of May 18, 2005.

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

10.12	Consent Order, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2012.

10.13	Written Agreement by and between Village Bank and Trust Financial Corp. and the Federal Reserve Bank of Richmond, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2012.

21	Subsidiaries of Village Bank and Trust Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Financial Officer.

32	Section 906 Certification.

99.1	TARP Certification by Chief Executive Officer.

99.2	TARP Certification by Chief Financial Officer.

101
The following materials from the Village Bank and Trust Financial Crop.  Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting (XBRL) (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

* Management contracts and compensatory plans and arrangements.