Form 10-Q
period 2013-03-31
Village Bank & Trust Financial Corp.
filed 2013-05-15
CIK 1290476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
4,251,795 shares of common stock, $4.00 par value, outstanding as of May 8, 2013

Village Bank and Trust Financial Corp.
Form 10-Q

TABLE OF CONTENTS

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2013 (unaudited) and December 31, 2012	3

Consolidated Statements of Operations
For the Three Months Ended March 31, 2013 and 2012 (unaudited)	4

Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2013 and 2012 (unaudited)	5

Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2013 and 2012 (unaudited)	6

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	55

Item 4. Controls and Procedures	55

Part II – Other Information

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3. Defaults Upon Senior Securities	56

Item 4. Mine Safety Disclosures	56

Item 5. Other Information	56

Item 6. Exhibits	56

Signatures	57

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
March 31, 2013 (Unaudited) and December 31, 2012

	March 31,	December 31,
	2013	2012
Assets
Cash and due from banks	$12,340,643	$13,945,105
Federal funds sold	56,796,937	39,185,837
Total cash and cash equivalents	69,137,580	53,130,942
Investment securities available for sale	29,635,046	25,154,046
Loans held for sale	16,377,826	24,188,384
Loans
Outstandings	324,004,492	354,910,266
Allowance for loan losses	(10,319,965)	(10,807,827)
Deferred fees and costs	783,137	787,823
	314,467,664	344,890,262
Premises and equipment, net	23,992,037	25,815,342
Accrued interest receivable	1,580,147	1,676,518
Bank owned life insurance	6,625,325	6,575,018
Other real estate owned	21,382,831	20,203,691
Other assets	7,855,987	8,453,169

	$491,054,443	$510,087,372

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$62,301,743	$57,049,348
Interest bearing	359,117,502	379,273,614
Total deposits	421,419,245	436,322,962
Federal Home Loan Bank advances	27,000,000	28,000,000
Long-term debt - trust preferred securities	8,764,000	8,764,000
Other borrowings	1,882,346	4,851,811
Accrued interest payable	981,527	911,635
Other liabilities	6,780,872	6,272,163
Total liabilities	466,827,990	485,122,571

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference,
1,000,000 shares authorized, 14,738 shares issued and outstanding	58,952	58,952
Common stock, $4 par value - 10,000,000 shares authorized;
4,251,795 shares issued and outstanding at March 31, 2013
4,251,795 shares issued and outstanding at December 31, 2012	17,007,180	17,007,180
Additional paid-in capital	40,705,498	40,705,257
Retained earnings (deficit)	(33,905,887)	(33,173,525)
Common stock warrant	732,479	732,479
Discount on preferred stock	(161,887)	(198,993)
Accumulated other comprehensive loss	(209,882)	(166,549)
Total stockholders' equity	24,226,453	24,964,801

	$491,054,443	$510,087,372

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Three Months Ended March 31, 2013 and 2012
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest income
Loans	$5,142,951	$5,899,208
Investment securities	188,099	150,349
Federal funds sold	25,115	20,932
Total interest income	5,356,165	6,070,489

Interest expense
Deposits	1,042,384	1,358,238
Borrowed funds	224,392	290,986
Total interest expense	1,266,776	1,649,224

Net interest income	4,089,389	4,421,265
Provision for loan losses	823,000	1,735,000
Net interest income after provision
for loan losses	3,266,389	2,686,265

Noninterest income
Service charges and fees	511,504	507,643
Gain on sale of loans	1,955,717	1,750,663
Gain (loss) on sale of assets	598,182	-
Gain (loss) on sale of investment securities	90,067	164,207
Rental income	264,697	176,496
Other	186,305	89,644
Total noninterest income	3,606,472	2,688,653

Noninterest expense
Salaries and benefits	3,439,408	3,098,224
Occupancy	556,930	546,367
Equipment	177,855	205,364
Supplies	105,272	91,902
Professional and outside services	686,360	635,382
Advertising and marketing	63,301	76,063
OREO expense	1,574,700	1,118,775
Other operating expenses	780,069	1,003,221
Total noninterest expense	7,383,895	6,775,298

Net income (loss) before income taxes	(511,034)	(1,400,380)
Income tax expense (benefit)	-	-

Net income (loss)	(511,034)	(1,400,380)

Preferred stock dividends and amortization of discount	221,328	220,448

Net income (loss) available to common shareholders	$(732,362)	$(1,620,828)

Earnings (loss) per share, basic	$(0.17)	$(0.38)
Earnings (loss) per share, diluted	$(0.17)	$(0.38)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Changes in Comprehensive Income (Loss)
Three Months Ended March 31, 2013 and 2012
(Unaudited)

	Three Months Ended March 31,
	2013			2012
		Tax			Tax
		Expense			Expense
	Amount	(Benefit)	Total	Amount	(Benefit)	Total

Net loss	$(511,034)	$-	$(511,034)	$(1,400,380)	$-	$(1,400,380)
Other comprehensive income (loss)
Unrealized holding gains (losses)
arising during the period	21,161	7,195	13,966	(377,355)	(128,301)	(249,054)
Reclassification adjustment for
losses realized in income	(90,067)	(30,623)	(59,444)	(164,207)	(55,830)	(108,377)
Minimum pension adjustment	3,250	1,105	2,145	3,250	1,105	2,145
Total other comprehensive loss	(65,656)	(22,323)	(43,333)	(538,312)	(183,026)	(355,286)

Total comprehensive loss	$(576,690)	$(22,323)	$(554,367)	$(1,938,692)	$(183,026)	$(1,755,666)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2013 and 2012
(Unaudited)

							Accumulated
			Additional	Retained		Discount on	Other
	Preferred	Common	Paid-in	Earnings		Preferred	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Stock	Income (loss)	Total

Balance, December 31, 2012	$58,952	$17,007,180	$40,705,257	$(33,173,525)	$732,479	$(198,993)	$(166,549)	$24,964,801
Amortization of preferred stock							-	-
discount	-			(37,106)	-	37,106		-
Preferred stock dividend	-	-		(184,222)	-	-	-	(184,222)
Issuance of common stock	-	-	-	-	-	-	-	-
Stock based compensation			241					241
Minimum pension adjustment
(net of income taxes of $2,917)	-	-	-	-	-	-	2,145	2,145
Net loss	-	-	-	(511,034)	-	-	-	(511,034)
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	(45,478)	(45,478)

Balance, March 31, 2013	$58,952	$17,007,180	$40,705,498	$(33,905,887)	$732,479	$(161,887)	$(209,882)	$24,226,453

Balance, December 31, 2011	$58,952	$16,973,512	$40,732,178	$(21,895,557)	$732,479	$(346,473)	$(7,449)	$36,247,642
Amortization of preferred stock							-	-
discount	-			(36,729)	-	36,729		-
Preferred stock dividend	-	-		(183,719)	-	-	-	(183,719)
Issuance of common stock	-	33,668	(33,668)	-	-	-	-	-
Stock based compensation			1,589					1,589
Minimum pension adjustment
(net of income taxes of $2,917)	-	-	-	-	-	-	2,145	2,145
Net loss	-	-	-	(1,400,380)	-	-	-	(1,400,380)
Change in unrealized gain on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	(357,431)	(357,431)

Balance, March 31, 2012	$58,952	$17,007,180	$40,700,099	$(23,516,385)	$732,479	$(309,744)	$(362,735)	$34,309,846

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash Flows from Operating Activities
Net loss	$(511,034)	$(1,400,380)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	258,649	344,244
Deferred income taxes	(108,145)	1,104
Valuation allowance	-	476,129
Provision for loan losses	823,000	1,735,000
Write-down of other real estate owned	397,053	670,023
Gain on securities sold	(90,067)	(164,207)
Gain on loans sold	(1,955,717)	(1,750,663)
Gain on sale of premises and equipment	(598,182)	-
(Gain) loss on sale of other real estate owned	129,821	4,355
Stock compensation expense	241	1,589
Proceeds from sale of mortgage loans	67,727,357	64,848,047
Origination of mortgage loans for sale	(57,961,082)	(64,120,807)
Amortization of premiums and accretion of discounts on securities, net	86,934	39,306
Decrease in interest receivable	96,371	146,743
Increase in bank owned life insurance	(50,307)	(50,392)
(Increase) decrease in other assets	730,900	2,899,037
Increase (decrease) in interest payable	69,892	74,487
Increase (decrease) in other liabilities	324,488	(2,959,078)
Net cash provided by operating activities	9,370,172	794,537

Cash Flows from Investing Activities
Purchases of available for sale securities	(12,791,077)	(20,764,694)
Proceeds from the sale or calls of available for sale securities	8,244,304	14,277,005
Proceeds from maturities and principal payments of available for sale securities	-	874,715
Net decrease (increase) in loans	26,731,220	5,847,047
Proceeds from sale of other real estate owned	1,162,364	526,370
Purchases of premises and equipment	481,213	(44,839)
Proceeds from sale of premises and equipment	1,681,624	-
Net cash provided by investing activities	25,509,648	715,604

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(14,903,717)	(20,127,993)
Net increase (decrease) in Federal Home Loan Bank Advances	(1,000,000)	(1,000,000)
Net increase (decrease) in other borrowings	(2,969,465)	(571,092)
Net cash used in financing activities	(18,873,182)	(21,699,085)

Net increase (decrease) in cash and cash equivalents	16,006,638	(20,188,944)
Cash and cash equivalents, beginning of period	53,130,942	62,786,016

Cash and cash equivalents, end of period	$69,137,580	$42,597,072

Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$2,868,378	$6,614,046
Dividends on preferred stock accrued	$184,224	$183,719

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2013 and 2012
(Unaudited)

Note 1 - Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”).  The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission.

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

Note 3 – Earnings (loss) per common share

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2013	2012
Numerator
Net income (loss) - basic and diluted	$(511,034)	$(1,400,380)
Preferred stock dividend and accretion	221,328	220,448
Net income (loss) available to common
shareholders	$(732,362)	$(1,620,828)

Denominator
Weighted average shares outstanding - basic	4,253,932	4,249,336
Dilutive effect of common stock options and
restricted stock awards	-	-

Weighted average shares outstanding - diluted	4,253,932	4,249,336

Earnings (loss) per share - basic and diluted
Earnings (loss) per share - basic	$(0.17)	$(0.38)
Effect of dilutive common stock options	-	-

Earnings (loss) per share - diluted	$(0.17)	$(0.38)

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented.  Stock options for 254,630 and 264,530 shares of common stock were not included in computing diluted earnings per share for the three months ended March 31, 2013 and 2012, respectively, because their effects were anti-dilutive.  Warrants for 499,029 shares of common stock were not included in computing earnings per share in 2013 and 2012 because their effects were also anti-dilutive.

Note 4 – Investment securities

At March 31, 2013 and December 31, 2012, all of our securities were classified as available for sale.  The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands).

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield

March 31, 2013
US Government Agencies
Five to ten years	$3,500	$4,375	$-	$(33)	$4,342	1.97%
More than ten years	12,000	11,715	40	-	11,755	2.91%
Total	15,500	16,090	40	(33)	16,097	2.65%
Mortgage-backed securities
More than ten years	1,445	1,513	2	(2)	1,513	0.97%
Total	1,445	1,513	2	(2)	1,513	0.97%
Municipals
Five to ten years	3,700	4,226	2	(26)	4,202	2.16%
More than ten years	6,280	7,984	3	(164)	7,823	2.27%
Total	9,980	12,210	5	(190)	12,025	2.23%

Total investment securities	$26,925	$29,813	$47	$(225)	$29,635	2.40%

December 31, 2012
US Government Agencies
More than ten years	$10,500	$11,394	$8	$(15)	$11,387	2.27%
Total	10,500	11,394	8	(15)	11,387	2.27%
Mortgage-backed securities
More than ten years	1,744	1,830	1	(2)	1,829	0.97%
Total	1,744	1,830	1	(2)	1,829	0.97%
Municipals
One to five years	1,000	1,100	-	(22)	1,078	3.25%
Five to ten years	3,500	4,031	-	(47)	3,984	2.29%
More than ten years	5,280	6,908	10	(42)	6,876	2.70%
Total	9,780	12,039	10	(111)	11,938	2.61%

Total investment securities	$22,024	$25,263	$19	$(128)	$25,154	2.34%

Investment securities available for sale that have an unrealized loss position at March 31, 2013 and December 31, 2012 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	Position for less than		Position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair Value	Unrealized	Fair	Unrealized
	Value	Losses	(Loss)	Losses	Value	Losses

March 31, 2013
Investment Securities
available for sale
US Treasuries	$6,241	$(33)	$-	$-	$6,241	$(33)
Municipals	8,797	(190)	-	-	8,797	(190)
Mortgage-backed securities	162	(2)	-	-	162	(2)

Total	$15,200	$(225)	$-	$-	$15,200	$(225)

December 31, 2012
Investment Securities
available for sale
US Treasuries	$4,378	$(15)	$-	$-	$4,378	$(15)
Municipals	8,064	(111)	-	-	8,064	(111)
Mortgage-backed securities	167	(2)	-	-	167	(2)

Total	$12,609	$(128)	$-	$-	$12,609	$(128)

Management does not believe that any individual unrealized loss as of March 31, 2013 and December 31, 2012 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates.  As of March 31, 2013, management does not have the intent to sell any of the securities classified as available for sale and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

Note 5 – Loans and allowance for loan losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands).

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
Construction and land development
Residential	$3,002	0.93%	$2,845	0.80%
Commercial	36,209	11.18%	41,210	11.61%
Total construction and land development	39,211	12.11%	44,055	12.41%
Commercial real estate
Farmland	2,571	0.79%	2,581	0.73%
Commercial real estate - owner occupied	81,459	25.14%	92,773	26.14%
Commercial real estate - non-owner occupied	47,470	14.65%	54,551	15.37%
Multifamily	8,908	2.75%	7,979	2.25%
Total commercial real estate	140,408	43.33%	157,884	44.49%
Consumer real estate
Home equity lines	24,614	7.60%	25,521	7.19%
Secured by 1-4 family residential,
secured by first deeds of trust	78,796	24.32%	80,788	22.76%
Secured by 1-4 family residential,
secured by second deeds of trust	8,668	2.67%	9,517	2.68%
Total consumer real estate	112,078	34.59%	115,827	32.63%
Commercial and industrial loans
(except those secured by real estate)	29,647	9.15%	34,384	9.69%
Consumer and other	2,660	0.82%	2,761	0.78%

Total Loans	324,004	100.0%	354,910	100.0%
Deferred loan cost (unearned income), net	783		788
Less: Allowance for loan losses	(10,320)		(10,808)

	$314,467		$344,890

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

The following tables provide information on the risk rating of loans at the dates indicated:

	March 31, 2013
	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Construction and land development
Residential	$2,794,616	$207,597	$-	$-	$3,002,213
Commercial	14,490,031	7,441,270	14,277,551	-	36,208,852
Total construction and land development	17,284,647	7,648,867	14,277,551	-	39,211,065
Commercial real estate
Farmland	1,521,465		1,049,489	-	2,570,954
Commercial real estate - owner occupied	54,565,411	13,111,802	13,781,322	-	81,458,535
Commercial real estate - non-owner occupied	17,545,150	17,237,400	12,431,518	256,067	47,470,135
Multifamily	5,426,270	1,072,501	2,409,185	-	8,907,956
Total commercial real estate	79,058,296	31,421,703	29,671,514	256,067	140,407,580
Consumer real estate
Home equity lines	19,225,118	1,533,770	3,855,576	-	24,614,464
Secured by 1-4 family residential,
secured by first deeds of trust	48,349,677	12,472,929	17,973,830	-	78,796,436
Secured by 1-4 family residential,
secured by second deeds of trust	6,756,458	205,169	1,706,021	-	8,667,648
Total consumer real estate	74,331,253	14,211,868	23,535,427	-	112,078,548
Commercial and industrial loans
(except those secured by real estate)	21,795,862	2,987,775	4,863,410	-	29,647,047
Consumer and other	2,316,604	172,908	170,740	-	2,660,252

Total loans	$194,786,662	$56,443,121	$72,518,642	$256,067	$324,004,492

	December 31, 2012

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Construction and land development:
Residential	$2,173,885	$671,709	$-	$-	$2,845,594
Commercial	17,638,646	7,496,950	16,074,235	-	41,209,831
Total construction and land development	19,812,531	8,168,659	16,074,235	-	44,055,425

Commercial real estate:
Farmland	1,531,808	-	1,049,489	-	2,581,297
Commercial real estate - owner occupied	63,772,277	19,273,229	9,727,026	-	92,772,532
Commercial real estate - non-owner occupied	24,199,053	15,671,633	14,170,546	509,585	54,550,817
Multifamily	5,438,427	1,739,283	800,679	-	7,978,389
Total commercial real estate	94,941,565	36,684,145	25,747,740	509,585	157,883,035
Consumer real estate:
Home equity lines	20,180,206	2,015,248	3,325,943	-	25,521,397
Secured by 1-4 family residential,
secured by first deeds of trust	49,659,724	11,235,261	19,893,440	-	80,788,425
Secured by 1-4 family residential,
secured by second deeds of trust	7,385,394	342,770	1,789,081	-	9,517,245
Total consumer real estate	77,225,324	13,593,279	25,008,464	-	115,827,067
Commercial and industrial loans
(except those secured by real estate)	26,712,028	2,590,735	5,081,354	-	34,384,117
Consumer and other	2,446,304	261,140	53,178	-	2,760,622

Total Loans	$221,137,752	$61,297,958	$71,964,971	$509,585	$354,910,266

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated:

	March 31, 2013
							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Construction and land development
Residential	$-	$-	$-	$-	$3,002,213	$3,002,213	$-
Commercial	86,941	6,051	120,489	213,481	35,995,371	36,208,852	120,489
Total construction and land development	86,941	6,051	120,489	213,481	38,997,584	39,211,065	120,489

Commercial real estate
Farmland	-	-	-	-	2,570,954	2,570,954	-
Commercial real estate - owner occupied	1,576,739	376,707	-	1,953,446	79,505,089	81,458,535	-
Commercial real estate - non-owner occupied	1,186,292	-	-	1,186,292	46,283,843	47,470,135	-
Multifamily	-	-	-	-	8,907,956	8,907,956	-
Total commercial real estate	2,763,031	376,707	-	3,139,738	137,267,842	140,407,580	-

Consumer real estate
Home equity lines	168,713	-	-	168,713	24,445,751	24,614,464	-
Secured by 1-4 family residential,
secured by first deeds of trust	1,121,751	60,778	-	1,182,529	77,613,907	78,796,436	-
Secured by 1-4 family residential,
secured by second deeds of trust	515,043	-	-	515,043	8,152,605	8,667,648	-
Total consumer real estate	1,805,507	60,778	-	1,866,285	110,212,263	112,078,548	-
Commercial and industrial loans
(except those secured by real estate)	246,611	-	-	246,611	29,400,436	29,647,047	-
Consumer and other	11,535	13,962	-	25,497	2,634,755	2,660,252	-

Total loans	$4,913,625	$457,498	$120,489	$5,491,612	$318,512,880	$324,004,492	$120,489

	December 31, 2012
							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Construction and land development:
Residential	$-	$-	$-	$-	$2,845,594	$2,845,594	$-
Commercial	76,351	10,709	-	87,060	41,122,771	41,209,831	-
Total construction and land development	76,351	10,709	-	87,060	43,968,365	44,055,425	-

Commercial real estate:
Farmland	-	-	-	-	2,581,297	2,581,297	-
Commercial real estate - owner occupied	708,278	377,563	-	1,085,841	91,686,691	92,772,532	-
Commercial real estate - non-owner occupied	1,094,906	714,655	-	1,809,561	52,741,256	54,550,817	-
Multifamily	-	-	-	-	7,978,389	7,978,389	-
Total commercial real estate	1,803,184	1,092,218	-	2,895,402	154,987,633	157,883,035	-
Consumer real estate:
Home equity lines	110,614	24,746	16,130	151,490	25,369,907	25,521,397	16,130
Secured by 1-4 family residential,
secured by first deeds of trust	645,807	1,507,073	-	2,152,880	78,635,545	80,788,425	-
Secured by 1-4 family residential,
secured by second deeds of trust	157,816	50,016	50,000	257,832	9,259,413	9,517,245	50,000
Total consumer real estate	914,237	1,581,835	66,130	2,562,202	113,264,865	115,827,067	66,130
Commercial and industrial loans
(except those secured by real estate)	40,171	31,057	49,139	120,367	34,263,750	34,384,117	49,139
Consumer and other	4,286	36,030	-	40,316	2,720,306	2,760,622	-

Total Loans	$2,838,229	$2,751,849	$115,269	$5,705,347	$349,204,919	$354,910,266	$115,269

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

	March 31, 2013

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded
Construction and land development
Residential	$140,000	$-	$-
Commercial	7,083,847	10,655,937	-
Total construction and land development	7,223,847	10,655,937	-
Commercial real estate
Farmland	-	-	-
Commercial real estate - owner occupied	7,221,916	7,267,500	-
Commercial real estate - non-owner occupied	14,521,050	14,719,050	-
Multifamily	3,035,772	3,035,772	-
Total commercial real estate	24,778,738	25,022,322	-
Consumer real estate
Home equity lines	1,801,054	1,813,711	-
Secured by 1-4 family residential, secured by first deeds of trust	12,471,376	12,791,266	-
Secured by 1-4 family residential, secured by second deeds of trust	502,373	623,745	-
Total consumer real estate	14,774,803	15,228,722	-
Commercial and industrial loans (except those secured by real estate)	887,084	1,486,503	-
Consumer and other	65,200	65,200	-
	$47,729,672	$52,458,684	$-

With an allowance recorded
Construction and land development
Residential	$-	$-	$-
Commercial	1,511,725	1,511,725	576,673
Total construction and land development	1,511,725	1,511,725	576,673
Commercial real estate
Farmland	1,049,489	1,049,489	808,000
Commercial real estate - owner occupied	2,232,374	2,232,374	498,556
Commercial real estate - non-owner occupied	253,517	509,585	253,517
Multifamily	-	-	-
Total commercial real estate	3,535,380	3,791,448	1,560,073
Consumer real estate
Home equity lines	269,450	269,450	39,000
Secured by 1-4 family residential, secured by first deeds of trust	831,350	831,350	71,301
Secured by 1-4 family residential, secured by second deeds of trust	331,943	380,227	37,054
Total consumer real estate	1,432,743	1,481,027	147,355
Commercial and industrial loans (except those secured by real estate)	64,672	64,672	37,600
Consumer and other	-	-	-
	$6,544,520	$6,848,872	$2,321,701

Total
Construction and land development
Residential	$140,000	$-	$-
Commercial	8,595,572	12,167,662	576,673
Total construction and land development	8,735,572	12,167,662	576,673
Commercial real estate
Farmland	1,049,489	1,049,489	808,000
Commercial real estate - owner occupied	9,454,290	9,499,874	498,556
Commercial real estate - non-owner occupied	14,774,567	15,228,635	253,517
Multifamily	3,035,772	3,035,772	-
Total commercial real estate	28,314,118	28,813,770	1,560,073
Consumer real estate
Home equity lines	2,070,504	2,083,161	39,000
Secured by 1-4 family residential, secured by first deeds of trust	13,302,726	13,622,616	71,301
Secured by 1-4 family residential, secured by second deeds of trust	834,316	1,003,972	37,054
Total consumer real estate	16,207,546	16,709,749	147,355
Commercial and industrial loans (except those secured by real estate)	951,756	1,551,175	37,600
Consumer and other	65,200	65,200	-
	$54,274,192	$59,307,556	$2,321,701

	December 31, 2012

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded
Construction and land development
Residential	$-	$-	$-
Commercial	8,254,440	13,625,670	-
Total construction and land development	8,254,440	13,625,670	-
Commercial real estate
Farmland	1,049,489	1,049,489	-
Commercial real estate - owner occupied	8,250,071	8,715,684	-
Commercial real estate - non-owner occupied	13,777,787	14,124,016	-
Multifamily	2,825,274	2,825,274	-
Total commercial real estate	25,902,621	26,714,463	-
Consumer real estate
Home equity lines	1,939,020	1,938,005	-
Secured by 1-4 family residential, secured by first deeds of trust	10,686,435	10,928,024	-
Secured by 1-4 family residential, secured by second deeds of trust	601,805	861,158	-
Total consumer real estate	13,227,260	13,727,187	-
Commercial and industrial loans (except those secured by real estate)	858,136	1,421,196	-
Consumer and other	50,415	50,390	-
	$48,292,872	$55,538,906	$-

With an allowance recorded
Construction and land development:
Residential	$-	$-	$-
Commercial	430,828	430,828	62,643
Total construction and land development	430,828	430,828	62,643
Commercial real estate:
Farmland
Commercial real estate - owner occupied	2,940,647	3,261,584	663,330
Commercial real estate - non-owner occupied	1,434,195	1,434,195	508,704
Multifamily	-	-	-
Total commercial real estate	4,374,842	4,695,779	1,172,034
Consumer real estate:
Home equity lines	-	-	-
Secured by 1-4 family residential, secured by first deeds of trust	1,155,027	1,155,027	20,896
Secured by 1-4 family residential, secured by second deeds of trust	338,345	386,629	43,456
Total consumer real estate	1,493,372	1,541,656	64,352
Commercial and industrial loans (except those secured by real estate)	182,840	182,840	39,243
Consumer and other	-	-	-
	$6,481,882	$6,851,103	$1,338,272

Total
Construction and land development
Residential	$-	$-	$-
Commercial	8,685,268	14,056,498	62,643
Total construction and land development	8,685,268	14,056,498	62,643
Commercial real estate
Farmland	1,049,489	1,049,489	-
Commercial real estate - owner occupied	11,190,718	11,977,268	663,330
Commercial real estate - non-owner occupied	15,211,982	15,558,211	508,704
Multifamily	2,825,274	2,825,274	-
Total commercial real estate	30,277,463	31,410,242	1,172,034
Consumer real estate
Home equity lines	1,939,020	1,938,005	-
Secured by 1-4 family residential, secured by first deeds of trust	11,841,462	12,083,051	20,896
Secured by 1-4 family residential, secured by second deeds of trust	940,150	1,247,787	43,456
Total consumer real estate	14,720,632	15,268,843	64,352
Commercial and industrial loans (except those secured by real estate)	1,040,976	1,604,036	39,243
Consumer and other	50,415	50,390	-
	$54,774,754	$62,390,009	$1,338,272

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for periods indicated:

	For the Three Months		For the Three Months
	Ended March 31, 2013		Ended March 31, 2012

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no related allowance recorded
Construction and land development
Residential	$-	$-	$1,623,982	$7,401
Commercial	7,406,223	60,175	13,733,356	122,256
Total construction and land development	7,406,223	60,175	15,357,338	129,657
Commercial real estate
Farmland	-	-	-
Commercial real estate - owner occupied	7,119,781	136,728	9,534,154	99,464
Commercial real estate - non-owner occupied	14,579,438	206,192	8,079,949	173,981
Multifamily	3,043,344	51,755	613,649	8,828
Total commercial real estate	24,742,563	394,675	18,227,752	282,273
Consumer real estate
Home equity lines	1,801,054	-	1,392,575	5,024
Secured by 1-4 family residential, secured by first deeds of trust	12,541,557	128,977	10,085,840	107,583
Secured by 1-4 family residential, secured by second deeds of trust	507,002	6,789	488,266	5,550
Total consumer real estate	14,849,613	135,766	11,966,681	118,157
Commercial and industrial loans (except those secured by real estate)	897,988	8,944	1,255,796	8,612
Consumer and other	68,248	1,092	361,260	648
	$47,964,635	$600,652	$47,168,827	$539,347

With an allowance recorded
Construction and land development
Residential	$-	$-	$179,863	$-
Commercial	458,065	1,628	10,555,142	37,116
Total construction and land development	458,065	1,628	10,735,005	37,116
Commercial real estate
Farmland	1,049,489	1,100	-
Commercial real estate - owner occupied	2,400,696	11,935	4,673,921
Commercial real estate - non-owner occupied	256,067	-	961,039	-
Multifamily	-	-	-	-
Total commercial real estate	3,706,252	13,035	5,634,960	-
Consumer real estate
Home equity lines	269,450	6,792	135,404	156
Secured by 1-4 family residential, secured by first deeds of trust	835,505	6,076	2,430,635	10,377
Secured by 1-4 family residential, secured by second deeds of trust	349,192	6,401	-
Total consumer real estate	1,454,147	19,269	2,566,039	10,533
Commercial and industrial loans (except those secured by real estate)	64,672	1,290	493,239	7,516
Consumer and other	-	-	-	-
	$5,683,136	$35,222	$19,429,243	$55,165

Total
Construction and land development
Residential	$-	$-	$1,803,845	$7,401
Commercial	7,864,288	61,803	24,288,498	159,372
Total construction and land development	7,864,288	61,803	26,092,343	166,773
Commercial real estate
Farmland	1,049,489	1,100	-	-
Commercial real estate - owner occupied	9,520,477	148,663	14,208,075	99,464
Commercial real estate - non-owner occupied	14,835,505	206,192	9,040,988	173,981
Multifamily	3,043,344	51,755	613,649	8,828
Total commercial real estate	28,448,815	407,710	23,862,712	282,273
Consumer real estate
Home equity lines	2,070,504	6,792	1,527,979	5,180
Secured by 1-4 family residential, secured by first deeds of trust	13,377,062	135,053	12,516,475	117,960
Secured by 1-4 family residential, secured by second deeds of trust	856,194	13,190	488,266	5,550
Total consumer real estate	16,303,760	155,035	14,532,720	128,690
Commercial and industrial loans (except those secured by real estate)	962,660	10,234	1,749,035	16,128
Consumer and other	68,248	1,092	361,260	648
	$53,647,771	$635,874	$66,598,070	$594,512

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

	March 31, 2013
				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
Construction and land development
Residential	$-	$-	$-	$-
Commercial	5,273,375	3,462,875	1,810,500	24,335
Total construction and land development	5,273,375	3,462,875	1,810,500	24,335

Commercial real estate
Farmland	-	-	-	-
Commercial real estate - owner occupied	7,085,576	6,611,634	473,942	16,158
Commercial real estate - non-owner occupied	13,904,061	13,196,846	707,215	-
Multifamily	3,035,772	3,035,772	-	-
Total commercial real estate	24,025,409	22,844,252	1,181,157	16,158

Consumer real estate
Home equity lines	-	-	-	-
Secured by 1-4 family residential,
secured by first deeds of trust	7,447,130	3,572,375	3,874,755	33,299
Secured by 1-4 family residential,
secured by second deeds of trust	331,943	-	331,943	37,054
Total consumer real estate	7,779,073	3,572,375	4,206,698	70,353
Commercial and industrial loans
(except those secured by real estate)	321,477	123,234	198,243	-
Consumer and other	-	-	-	-

Total loans	$37,399,334	$30,002,736	$7,396,598	$110,846

Number of loans	78	51	27	4

	December 31, 2012
				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance

Construction and land development
Commercial	$6,116,248	$3,728,403	$2,387,845	$-
Total construction and land development	6,116,248	3,728,403	2,387,845	-
Commercial real estate
Commercial real estate - owner occupied	8,881,257	6,373,122	2,508,135	3,321
Commercial real estate - non-owner occupied	13,266,992	12,805,727	461,265	-
Multifamily	2,825,274	2,825,274	-	-
Total commercial real estate	24,973,523	22,004,123	2,969,400	3,321
Consumer real estate
Home equity lines	-	-	-	-
Secured by 1-4 family residential,
secured by first deeds of trust	7,011,329	3,431,124	3,580,205	15,633
Secured by 1-4 family residential,
secured by second deeds of trust	338,344	-	338,344	43,456
Total consumer real estate	7,349,673	3,431,124	3,918,549	59,089
Commercial and industrial loans
(except those secured by real estate)	380,427	5,803	374,624	39,243

Total	$38,819,871	$29,169,453	$9,650,418	$101,653

Number of loans	73	46	27	7

The following table provides information about TDRs identified during the indicated periods:

	March 31, 2013			December 31, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Construction and land development:
Residential	-	$-	$-		$-	$-
Commercial	1	196,440	196,440	6	653,612	653,612
Total construction and land development	1	196,440	196,440	6	653,612	653,612
Commercial real estate:						-
Farmland		-	-			-
Commercial real estate - owner occupied	1	277,272	277,272	1	522,715	522,715
Commercial real estate - non-owner occupied	-	-	-	6	2,102,231	2,102,231
Multifamily	-	-	-	-	-	-
Total commercial real estate	1	277,272	277,272	7	2,624,946	2,624,946
Consumer real estate:
Home equity lines	-	-	-	-	-	-
Secured by 1-4 family residential,
secured by first deeds of trust	4	437,089	437,089	25	5,570,245	5,570,245
Secured by 1-4 family residential,
secured by second deeds of trust	-	-	-	1	338,344	338,344
Total consumer real estate	4	437,089	437,089	26	5,908,589	5,908,589
Commercial and industrial loans
(except those secured by real estate)	-	-	-	1	117,813	117,813
Consumer and other	-	-	-	-	-	-
	6	$910,801	$910,801	40	$9,304,960	$9,304,960

The following table provides information about defaults of TDRs for the period indicated:

	Three Months Ended
	March 31, 2013
	Number of	Recorded
Defaults on TDRs	Loans	Balance
Construction and land development
Residential
Commercial	4	$1,403,928
Total construction and land development	4	1,403,928
Commercial real estate
Farmland	-	-
Commercial real estate - owner occupied	1	473,942
Commercial real estate - non-owner occupied	-	-
Multifamily	1	473,942
Total commercial real estate
Consumer real estate
Home equity lines	-	-
Secured by 1-4 family residential,
secured by first deeds of trust	3	414,216
Secured by 1-4 family residential,
secured by second deeds of trust	-	-
Total consumer real estate	3	414,216
Commercial and industrial loans
(except those secured by real estate)	3	206,760
Consumer and other	-	-

Total	11	$2,498,846

Activity in the allowance for loan losses is as follows for the periods indicated:

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Three Months Ended March 31, 2013
Construction and land development
Residential	$494,742	$-	$-	$450	$495,192
Commercial	4,611,410	15,000	(84,284)	-	4,542,126
Commercial real estate
Farmland	-	808,000	-	-	808,000
Commercial real estate - owner occupied	1,358,863	-	(136,378)	-	1,222,485
Commercial real estate - non-owner occupied	816,852	-	(256,068)	-	560,784
Multifamily	23,434	-	-	-	23,434
Consumer real estate
Home equity lines	658,135	-	(54,657)	200	603,678
Secured by 1-4 family residential,
secured by first deeds of trust	1,358,102	-	(343,133)	8,026	1,022,995
Secured by 1-4 family residential,
secured by second deeds of trust	223,307	-	(214,720)	3,035	11,622
Commercial and industrial loans
(except those secured by real estate)	1,161,654	-	(288,831)	56,376	929,199
Consumer and other	101,328	-	(3,762)	2,884	100,450

Total	$10,807,827	$823,000	$(1,381,833)	$70,971	$10,319,965

Year Ended December 31, 2012
Construction and land development
Residential	$704,728	$542,067	$(797,286)	$45,233	$494,742
Commercial	6,798,177	3,444,160	(5,645,064)	14,137	4,611,410
Commercial real estate
Farmland	-	-	-	-	-
Commercial real estate - owner occupied	1,496,466	623,552	(961,155)	200,000	1,358,863
Commercial real estate - non-owner occupied	1,548,899	(300,898)	(431,354)	205	816,852
Multifamily	406,635	(373,238)	(9,963)	-	23,434
Consumer real estate
Home equity lines	860,307	668,614	(883,848)	13,062	658,135
Secured by 1-4 family residential,
secured by first deeds of trust	1,881,470	2,610,905	(3,220,072)	85,799	1,358,102
Secured by 1-4 family residential,
secured by second deeds of trust	397,504	468,192	(663,135)	20,746	223,307
Commercial and industrial loans
(except those secured by real estate)	1,655,713	1,230,555	(1,879,517)	154,903	1,161,654
Consumer and other	321,525	181,091	(408,302)	7,014	101,328

Total	$16,071,424	$9,095,000	$(14,899,696)	$541,099	$10,807,827

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Three Months Ended March 31, 2012
Construction and land development
Residential	$704,728	$(16,552)	$(59,250)	$450	$629,376
Commercial	6,798,177	1,028,575	(1,547,200)	-	6,279,552
Commercial real estate
Farmland	-	-	-	-	-
Commercial real estate - owner occupied	1,496,466	379,264	(29,000)	-	1,846,730
Commercial real estate - non-owner occupied	1,548,899	(695,971)	(90,748)	205	762,385
Multifamily	406,635	(314,860)	-	-	91,775
Consumer real estate
Home equity lines	860,307	32,099	(122,500)	692	770,598
Secured by 1-4 family residential,
secured by first deeds of trust	1,881,470	364,980	(965,749)	60,800	1,341,501
Secured by 1-4 family residential,
secured by second deeds of trust	397,504	128,294	(190,639)	193	335,352
Commercial and industrial loans
(except those secured by real estate)	1,655,713	759,125	(260,402)	27,367	2,181,803
Consumer and other	321,525	70,046	(269,794)	1,104	122,881

Total	$16,071,424	$1,735,000	$(3,535,283)	$90,811	$14,361,953

Loans were evaluated for impairment as follows for the periods indicated:

	Individually	Collectively	Total
Three Months Ended March 31, 2013
Construction and land development
Residential	$576,000	$2,426,213	$3,002,213
Commercial	23,702,091	12,506,761	36,208,852
Commercial real estate
Farmland	1,388,359	1,182,595	2,570,954
Commercial real estate - owner occupied	58,403,265	23,055,270	81,458,535
Commercial real estate - non-owner occupied	35,892,993	11,577,142	47,470,135
Multifamily	7,227,452	1,680,504	8,907,956
Consumer real estate
Home equity lines	2,172,383	22,442,081	24,614,464
Secured by 1-4 family residential,
secured by first deeds of trust	13,664,311	65,132,125	78,796,436
Secured by 1-4 family residential,
secured by second deeds of trust	551,467	8,116,181	8,667,648
Commercial and industrial loans
(except those secured by real estate)	12,018,582	17,628,465	29,647,047
Consumer and other	-	2,660,252	2,660,252
		-
Total	$155,596,903	$168,407,589	$324,004,492

Year Ended December 31, 2012
Construction and land development
Residential	$1,247,709	$1,597,885	$2,845,594
Commercial	27,351,857	13,857,974	41,209,831
Commercial real estate
Farmland	1,391,501	1,189,796	2,581,297
Commercial real estate - owner occupied	67,167,587	25,604,945	92,772,532
Commercial real estate - non-owner occupied	41,801,577	12,749,240	54,550,817
Multifamily	6,461,639	1,516,750	7,978,389
Consumer real estate
Home equity lines	2,185,040	23,336,357	25,521,397
Secured by 1-4 family residential,
secured by first deeds of trust	15,526,551	65,261,874	80,788,425
Secured by 1-4 family residential,
secured by second deeds of trust	557,600	8,959,645	9,517,245
Commercial and industrial loans
(except those secured by real estate)	15,101,291	19,282,826	34,384,117
Consumer and other	-	2,760,622	2,760,622

Total	$178,792,352	$176,117,914	$354,910,266

Note 6 – Deposits

Deposits as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%

Demand accounts	$62,301,743	14.8%	$57,049,348	13.1%
Interest checking accounts	43,567,794	10.3%	45,861,199	10.5%
Money market accounts	63,546,257	15.1%	66,007,160	15.1%
Savings accounts	20,469,642	4.9%	20,922,112	4.8%
Time deposits of $100,000 and over	107,426,419	25.5%	113,332,481	26.0%
Other time deposits	124,107,390	29.4%	133,150,662	30.5%

Total	$421,419,245	100.0%	$436,322,962	100.0%

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2013 was 2.43%.  The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  No amounts have been redeemed at March 31, 2013 and there are no plans to do so.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities  have a five year fixed income rate of 6.29% payable quarterly, converting after five years to a LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.40%) which adjusts, and is also payable, quarterly.  The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037.  No amounts have been redeemed at March 31, 2013 and there are no plans to do so.  The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.  The portion of the Trust Preferred Capital Notes not considered as Tier 1 capital may be included in Tier 2 capital.

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends.  In consideration of our agreements with our regulators, which require regulatory approval to make interest payments on these securities, the Company has deferred an aggregate of $716,347 in interest payments on the junior subordinated debt securities as March 31, 2013.  The Company has been deferring interest payments since June 2011.  Although we elected to defer payment of interest due, the amount has been accrued and is included in interest expense in the consolidated statement of operations.

Note 8 – Stock incentive plan

The Company has a stock incentive plan which authorizes the issuance of up to 455,000 shares of common stock to assist the Company in recruiting and retaining key personnel.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Three Months Ended March 31,
	2013				2012
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	255,630	$9.48	$4.70		264,980	$9.48	$4.73
Granted	-	-	-		-	-	-
Forfeited	(1,000)	7.75	5.05		(450)	8.50	4.88
Exercised	-	-	-		-	-	-
Options outstanding,
end of period	254,630	$9.57	$4.64	$ -	264,530	$9.65	$4.73	$ -
Options exercisable,
end of period	249,630				261,530

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of March 31, 2013 and 2012 was $2,249 and $4,755 respectively.  The time based unamortized compensation of $2,249 is expected to be recognized over a weighted average period of 2.33 years.

Stock-based compensation expense was $241 and $1,589 for the three months ended March 31, 2013 and 2012 respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates:

	Fair Value Measurement
	at March 31, 2013 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$16,097	$1,899	$14,198	$-
MBS	1,513	-	1,513	-
Municipals	12,025	-	12,025	-
Residential loans held for sale	16,378	-	16,378	-
			-
Financial Assets - Non-Recurring
Impaired loans	54,274	-	45,750	8,524
Real estate owned	21,383	-	20,084	1,299

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

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at March 31, 2013:

Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
(In thousands)

Impaired loans - real estate secured	$ 7,064	Appraisal (1) or Internal Valuation (2)	Appraisal Adjustments Liquidation Expenses (3)	10%-30%
Impaired loans - non-real estate secured	$ 1,460	Appraisal (1) or Discounted Cash Flow	Appraisal Adjustments Liquidation Expenses (3)	10%-20%
Real estate owned	$ 1,299	Appraisal (1) or Internal Valuation (2)	Appraisal Adjustments Liquidation Expenses (3)	7%-30%

(1) Fair Value is generally determined through independent appraisals of the underlying collateral, which generally included various level 3 inputs which are not identifiable
(2) Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances
(3) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses

The following table presents the changes in the Level 3 fair value category for the three months ended March 31, 2013.

	Impaired	Real Estate
	Loans	Owned	Total Assets
	(In thousands)

Balance at December 31, 2012	$7,759	$1,529	$9,288

Total realized and unrealized gains (losses)
Included in earnings	-	(130)	(130)
Included in other comprehensive income	-	-	-
Net transfers in and/or out of Level 3	765	(100)	665

Balance at March 31, 2013	$8,524	$1,299	$9,823

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

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

		March 31,		December 31,
		2013		2012
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value

Financial assets
Cash	Level 1	$12,340,643	$12,340,643	$13,945,105	$13,945,105
Cash equivalents	Level 2	56,796,937	56,796,937	39,185,837	39,185,837
Investment securities available for sale	Level 1	1,898,730	1,898,730	7,918,420	7,918,420
Investment securities available for sale	Level 2	27,736,316	27,736,316	17,235,626	17,235,626
Federal Home Loan Bank stock	Level 2	1,867,300	1,867,300	2,121,900	2,121,900
Loans held for sale	Level 2	16,377,826	16,377,826	24,188,384	24,188,384
Loans	Level 2	261,016,472	265,851,990	290,115,508	294,476,846
Impaired loans	Level 2	45,750,544	45,750,544	47,016,065	47,016,065
Impaired loans	Level 3	8,523,648	8,523,648	7,758,689	7,758,689
Other real estate owned	Level 2	20,083,837	20,083,837	18,675,164	18,675,164
Other real estate owned	Level 3	1,298,994	1,298,994	1,528,527	1,528,527
Bank owned life insurance	Level 3	6,625,325	6,625,325	6,575,018	6,575,018
Accrued interest receivable	Level 2	1,580,147	1,580,147	1,676,518	1,676,518

Financial liabilities
Deposits	Level 2	421,419,245	423,055,395	436,322,962	437,644,329
FHLB borrowings	Level 2	27,000,000	27,423,217	28,000,000	28,424,029
Trust preferred securities	Level 2	8,764,000	7,537,040	8,764,000	7,537,040
Other borrowings	Level 2	1,882,346	1,882,346	4,851,811	4,851,811
Accrued interest payable	Level 2	981,527	981,527	911,635	911,635

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

The Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% until May 1, 2014 and 9% thereafter, unless the shares are redeemed by the Company.  The Preferred Stock is generally non-voting, other than on certain matters that could adversely affect the Preferred Stock.

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

As required by the Federal Reserve Bank of Richmond, the Company notified the U.S. Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  The total arrearage on such preferred stock as of March 31, 2013 was $1,565,912.  This amount has been accrued for and is included in other liabilities in the consolidated balance sheet.

In June 2012 the Treasury asked to allow an observer at the Company’s meetings of its board of directors.  The observer started attending board meetings in August 2012.  The Treasury has the contractual right to nominate up to two members to the board of directors upon the Company’s sixth missed dividend payment.  The Company has deferred eight dividend payments as of March 31, 2013.  However, Treasury has not indicated that it will nominate two directors to the board of directors.

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

The Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated:

	March 31,	December 31,
	2013	2012

Undisbursed credit lines	$32,983,000	$35,780,000
Commitments to extend or originate credit	36,131,000	25,016,000
Standby letter of credit	2,906,000	3,314,000

Total commitments to extend credit	$72,020,000	$64,110,000

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

Note 12 – Income Taxes

The net deferred tax asset is included in other assets on the balance sheet.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  The deferred tax assets are analyzed quarterly for changes affecting realization.  Management determined that as of March 31, 2013, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance for all of the net deferred tax asset of approximately $10,368,000.

Note 13 – Recent accounting pronouncements

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

At the beginning of 2012, our business strategy included efforts to reduce our total assets and liabilities due to a continued depressed economy as well as capital limitations at the time.  These efforts resulted in declines of approximately $72 million in total assets and approximately $60 million in total liabilities in 2012.  With the sale of a branch completed in the first quarter of 2013, we further reduced our total assets and liabilities by approximately $18 million.  This strategy helped strengthen our regulatory capital ratios in 2012 and the first quarter of 2013.  While we do not anticipate significant growth in 2013, we do not expect to continue our efforts to reduce total assets and liabilities.

Results of Operations

The following presents management’s discussion and analysis of the financial condition of the Company at March 31, 2013 and December 31, 2012 and the results of operations for the Company for the three months ended March 31, 2013 and 2012.  This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Income Statement Analysis

Summary

For the three months ended March 31, 2013, the Company had a net loss of $(511,000) and a net loss available to common shareholders of $(732,000), or $(0.17) per fully diluted share, compared to a net loss of $(1,400,000) and a net loss available to common shareholders of $(1,621,000) or $(0.38) per fully diluted basis, for the same period in 2012.  The key factors in the decrease in the loss were decreases in the provision for loan losses of $912,000 and the gain on the sale of a branch of $598,000, offset by the increase in expenses associated with foreclosed real estate of $456,000 from $1,119,000 for the first quarter of 2012 to $1,575,000 for the first quarter of 2013.  The decrease in the provision for loan losses is attributable to an improving loan portfolio as well as a decline in need due to the decline in total loans.  However, as we resolve nonperforming loans through foreclosure, costs associated with foreclosed real estate will continue to be a significant expense.

Our cost of deposits declined from 1.34% for the first quarter of 2012 to 1.12% for the first quarter of 2013.  This decline in cost of deposits is a result of the repricing of higher cost certificates of deposit during the low interest rate environment that has existed for the last three years as well as an effort to change our deposit mix so that we are not so dependent on higher cost deposits.  Our mortgage company’s profit increased slightly in the first quarter of 2013 compared to 2012 by $8,000 despite the mortgage company closing $57,961,000 in mortgage loans in the first quarter of 2013 compared to $64,121,000 in the first quarter of 2012.

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

Net interest income for the first quarter of $4,089,000 represents a decrease of $332,000, or 8%, compared to the first quarter of 2012, and a decrease of $625,000, or 13%, compared to the fourth quarter of 2012.

Compared to the first quarter of 2012, average interest-earning assets for the first quarter of 2013 decreased by $65,689,000, or 13%.  The decrease in average interest-earning assets was due primarily to decreases in portfolio loans of $74,597,000, offset by increases in loans held for sale of $3,090,000 and federal funds sold of $7,119,000.  The decline in average interest-earning assets was somewhat mitigated by an increase in the average yield on interest-earning assets from 4.85% for the first quarter of 2012 to 4.96% for the first quarter of 2013.  These fluctuations resulted in a decline in interest income from the first quarter of 2012 to the first quarter of 2013 of $714,000, or 12%.

Average interest-bearing liabilities for the first quarter of 2013 decreased by $42,513,000, or 9%, compared to the first quarter of 2012.  The decrease in interest-bearing liabilities was due to declines in average deposits of $32,363,000 and average borrowings of $10,150,000.  The average cost of interest-bearing liabilities decreased to 1.23% for the first quarter of 2013 from 1.45% for the first quarter of 2012.  The principal reason for the decrease in liability costs was the maintenance of short-term interest rates at a low level by the Federal Reserve.  The continuing low interest rates have allowed us to reduce our cost of funds as certificates of deposit and borrowings mature.  See our discussion of interest rate sensitivity below for more information.

The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial services industry to determine how profitably earning assets are funded.  Our net interest margin over the last several quarters is provided in the following table:

Net
Interest
Quarter Ended	Margin

March 31, 2012	3.53%
June 30, 2012	3.65%
September 30, 2012	3.70%
December 31, 2012	4.25%
March 31, 2013	3.79%

The significant increase in the net interest margin in the fourth quarter of 2012 is attributable to the recapture of interest on returning approximately $14.4 million of nonaccrual loans to accrual status during the quarter.  The net interest margin for the first quarter of 2013 is more consistent with the net interest margin for the first three quarters of 2012 and the trend over the last five quarters has been improving.  This improving net interest margin is a result of a declining cost of funds which decreased by 22 basis points from the first quarter of 2012 to the first quarter of 2013.

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

Average Balance Sheets
(in thousands)

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans	$345,623	$4,977	5.84%	$420,220	$5,768	5.52%
Investment securities	30,007	188	2.54%	31,307	150	1.93%
Loans held for sale	16,201	166	4.16%	13,111	131	4.01%
Federal funds and other	45,776	25	0.22%	38,657	21	0.22%
Total interest earning assets	437,607	5,356	4.96%	503,296	6,070	4.85%

Allowance for loan losses and deferred fees	(10,591)			(11,845)
Cash and due from banks	13,159			15,305
Premises and equipment, net	25,530			26,710
Other assets	37,950			33,255
Total assets	$503,655			$566,720

Interest bearing deposits
Interest checking	$43,329	$35	0.32%	$42,168	$40	0.38%
Money market	66,293	61	0.37%	73,422	76	0.42%
Savings	20,908	23	0.45%	16,186	21	0.52%
Certificates	245,906	924	1.52%	277,023	1,221	1.77%
Total	376,436	1,043	1.12%	408,799	1,358	1.34%
Borrowings	39,655	224	2.29%	49,805	291	2.35%
Total interest bearing liabilities	416,091	1,267	1.23%	458,604	1,649	1.45%
Noninterest bearing deposits	55,216			63,206
Other liabilities	7,170			3,675
Total liabilities	478,477			525,486
Equity capital	25,178			41,234

Total liabilities and capital	$503,655			$566,720

Net interest income before provision for loan losses		$4,089			$4,421

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.74%			3.40%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.79%			3.53%

Provision for loan losses

There was a provision for loan losses for the three months ended March 31, 2013 of $823,000 compared to a provision of $1,735,000 for the same period in 2012.  The decline in the provision for loan losses for the first quarter of 2013 was primarily driven by an $88 million decline in loans outstanding from March 31, 2012 to March 31, 2013 as well as a decline in the impairment on specific nonperforming loans.  The provision for loan losses for the first quarter of 2013 was primarily attributable to one nonperforming loan relationship for which the collateral was determined to be deficient.  While we are encouraged by this decline in the provision for loan losses, overall asset quality continues to be a concern as there continues to be uncertainty in the economy and the level of nonperforming assets remains significant.

Noninterest income

Noninterest income increased from $2,688,000 for the first quarter of 2012 to $3,606,000 for the same period in 2013, an increase of $918,000, or 34%.  This increase in noninterest income was primarily the result of higher gains on loan sales from increased loan production by our mortgage banking subsidiary of $205,000, and the gain on the sale of the Robious branch of $598,000.

Noninterest expense

Noninterest expense for the three months ended March 31, 2013 was $7,384,000 compared to $6,775,000 for the three months ended March 31, 2012, an increase of $609,000 or 9%.  The most significant increases in noninterest expense occurred in expenses related to foreclosed real estate of $456,000 and salaries and benefits of $341,000.  The increase in expenses related to foreclosed real estate is a result of our efforts to foreclose on troubled loans and the disposition of the collateral, and the increase in salaries and benefits is primarily attributable to increases in commissions paid to mortgage loan officers.

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

The net deferred tax asset is included in other assets on the balance sheet.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  The deferred tax assets are analyzed quarterly for changes affecting realization.  Management determined that as of December 31, 2012, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance on its net deferred tax asset of approximately $10,158,000.  At March 31, 2013, management continues to believe that the objective negative evidence represented by the Company’s continued losses in the first quarter outweighed the more subjective positive evidence and, as a result, recognized an addition to the valuation allowance on its net deferred tax asset of approximately $210,000.  The net operating losses available to offset future taxable income amounted to $14,684,000 at March 31, 2013 and expire through 2031.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded a franchise tax expense of $42,000 for the three months ended March 31, 2012.  Due to the Company’s adjusted capital level we were not subject to franchise tax expense in the first quarter of 2013.

Balance Sheet Analysis

Our total assets decreased to $491,054,000 at March 31, 2013 from $510,087,000 at December 31, 2012, a decrease of $19,033,000, or 4%.  During the first quarter of 2013 there were decreases in net loans of $30,423,000, loans held for sale of $7,810,000 and premises and equipment of $1,823,000 offset by an increase in liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) of $20,488,000.  The branch sale discussed previously was the primary driver of the decline for the quarter.

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

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (in thousands):

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
Construction and land development
Residential	$3,002	0.93%	$2,845	0.80%
Commercial	36,209	11.18%	41,210	11.61%
Total construction and land development	39,211	12.11%	44,055	12.41%
Commercial real estate
Farmland	2,571	0.79%	2,581	0.73%
Commercial real estate - owner occupied	81,459	25.14%	92,773	26.14%
Commercial real estate - non-owner occupied	47,470	14.65%	54,551	15.37%
Multifamily	8,908	2.75%	7,979	2.25%
Total commercial real estate	140,408	43.33%	157,884	44.49%
Consumer real estate
Home equity lines	24,614	7.60%	25,521	7.19%
Secured by 1-4 family residential,
secured by first deeds of trust	78,796	24.32%	80,788	22.76%
Secured by 1-4 family residential,
secured by second deeds of trust	8,668	2.67%	9,517	2.68%
Total consumer real estate	112,078	34.59%	115,827	32.63%
Commercial and industrial loans
(except those secured by real estate)	29,647	9.15%	34,384	9.69%
Consumer and other	2,660	0.82%	2,761	0.78%

Total Loans	324,004	100.0%	354,910	100.0%
Deferred loan cost (unearned income), net	783		788
Less: Allowance for loan losses	(10,320)		(10,808)

	$314,467		$344,890

The decline in our total loan portfolio for the first quarter of 2013 was primarily due to the branch sale which included the sale of approximately $12 million in loans, as well as management’s strategy to decrease our level of assets to improve our regulatory capital ratios and reduce our overhead expenses.

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

The allowance for loan losses at March 31, 2013 was $10,320,000, compared to $10,808,000 at December 31, 2012.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at March 31, 2013 and December 31, 2012 was 3.18% and 3.04%, respectively.  The decrease in the allowance for loan losses for the first quarter of 2013 was primarily a result of charge-offs recognized during the quarter for which specific provisions for loan losses had been previously provided.  The provision for loan losses for the first quarter of 2013 was attributable to one nonperforming loan relationship for which the collateral was determined to be deficient.  We believe the amount of the allowance for loan losses at March 31, 2013 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (in thousands).

	Three Months Ended
	March 31,
	2013	2012

Beginning balance	$10,808	$16,071
Provision for loan losses	823	1,735
Charge-offs
Construction and land development
Residential	-	(59)
Commercial	(84)	(1,547)
Commercial real estate
Commercial real estate - owner occupied	(136)	(29)
Commercial real estate - non-owner occupied	(256)	(91)
Consumer real estate
Home equity lines	(55)	(122)
Secured by 1-4 family residential,
secured by first deeds of trust	(343)	(966)
Secured by 1-4 family residential,
secured by second deeds of trust	(215)	(191)
Commercial and industrial loans
(except those secured by real estate)	(289)	(260)
Consumer and other	(4)	(270)
Total charge-offs	(1,382)	(3,535)
Recoveries
Construction and land development
Residential	1	1
Consumer real estate
Home equity lines	-	1
Secured by 1-4 family residential,
secured by first deeds of trust	8	61
Secured by 1-4 family residential,
secured by second deeds of trust	3	-
Commercial and industrial loans
(except those secured by real estate)	56	27
Consumer and other	3	1
Total recoveries	71	91
Net charge-offs	(1,311)	(3,444)

Ending balance	$10,320	$14,362

Loans outstanding at end of period(1)	$324,787	$412,732
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of period	3.18%	3.48%

Average loans outstanding for the period(1)	$345,623	$420,220
Ratio of net charge-offs to average loans
outstanding for the period	0.38%	0.82%

(1) Loans are net of unearned income.

The allowance for loan losses as a percentage of net loans decreased from 3.48% at March 31, 2012 to 3.18% at March 31, 2013 primarily as a result of a significant charge-offs recognized during the prior year for which specific provisions for loan losses had been previously provided.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands).

	March 31,	December 31,	March 31,
	2013	2012	2012

Nonaccrual loans	$24,271	$25,605	$54,900
Foreclosed properties	21,383	20,204	14,590
Total nonperforming assets	$45,654	$45,809	$69,490

Restructured loans still accruing	$30,003	$38,820	$15,321

Loans past due 90 days and still accruing
(not included in nonaccrual loans above)	$120	$115	$-

Nonperforming assets to loans (1)	14.1%	12.9%	16.8%

Nonperforming assets to total assets	9.3%	9.0%	12.5%

Allowance for loan losses to nonaccrual loans	42.5%	42.2%	26.2%

(1) Loans are net of deferred fees and costs.

The following table presents an analysis of the changes in nonperforming assets for the three months ended March 31, 2013 (dollars in thousands).

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2012	$25,605	$20,204	$45,809
Additions, net	4,860	69	4,929
Transfers to OREO	(3,484)	3,484	-
Repayments	(1,398)	-	(1,398)
Charge-offs	(1,313)	(1,044)	(2,357)
Sales		(1,330)	(1,330)

Balance March 31, 2013	$24,271	$21,383	$45,654

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

Of the total nonaccrual loans of $24,271,000 at March 31, 2013 that were considered impaired, 18 loans totaling $6,544,000 had specific allowances for loan losses totaling $2,322,000.  This compares to $25,605,000 in nonaccrual loans at December 31, 2012 of which 15 loans totaling $4,648,000 had specific allowances for loan losses of $1,338,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $1,143,000 and $1,808,000 at March 31, 2013 and 2012, respectively.

Deposits

Deposits as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%

Demand accounts	$62,301,743	14.8%	$57,049,348	13.1%
Interest checking accounts	43,567,794	10.3%	45,861,199	10.5%
Money market accounts	63,546,257	15.1%	66,007,160	15.1%
Savings accounts	20,469,642	4.9%	20,922,112	4.8%
Time deposits of $100,000 and over	107,426,419	25.5%	113,332,481	26.0%
Other time deposits	124,107,390	29.4%	133,150,662	30.5%

Total	$421,419,245	100.0%	$436,322,962	100.0%

Total deposits decreased by $14,904,000, or 3.4%, from $436,323,000 at December 31, 2012 to $421,419,000 at March 31, 2013, as compared to a decrease of $20,128,000, or 4.1%, during the first three months of 2012. Checking and savings accounts increased by $2,507,000, money market accounts decreased by $2,461,000 and time deposits decreased by $14,949,000.  The decline in time deposits was a result of the branch sale as well as repricing maturing time deposits at rates below market for noncore depositors.  The cost of our interest bearing deposits declined to 1.12% for the first quarter of 2013 compared to 1.20% for the fourth quarter of 2012 and 1.34% for the first quarter of 2012.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $27,000,000 and $28,000,000 at March 31, 2013 and December 31, 2012, respectively.  The FHLB advances are secured by the pledge of residential mortgage loans.

Capital resources

Stockholders’ equity at March 31, 2013 was $24,226,000, compared to $24,965,000 at December 31, 2012.  On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the TARP Program).  The TARP Program is a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers.  Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 499,030 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Capital Purchase Program carries a 5% dividend until May 1, 2014, and 9% thereafter, unless the shares are redeemed by the Company.  The $739,000 decrease in equity during the first three months of 2013 was primarily due to the net loss available to common shareholders of $(732,000).

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

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the TARP program preferred stock or trust preferred capital notes without prior regulatory approval.  In addition, the Consent Order with the FDIC and BFI provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction in capital, without regulatory approval.  At March 31, 2013, the aggregate amount of all of the Company’s total accrued but deferred dividend payments on TARP was $1,565,912 and interest payments on trust preferred capital notes was $716,347.

In June 2012 as a result of the unpaid dividends, Treasury requested that an observer appointed by Treasury be allowed to attend the Company’s meetings of its board of directors. The observer started attending board meetings in August 2012. Treasury has the contractual right to nominate up to two members to the board of directors upon the Company’s sixth deferred dividend payment. The Company has deferred eight dividend payments as of March 31, 2013. However, Treasury has not indicated at this time it will nominate two directors to our board.

The Company is currently evaluating potential sources of additional capital, with the objective is to become compliant with the capital requirements of the Consent Order as soon as practically possible. In addition the Company is considering various alternatives for the repayment of the preferred stock issued under the TARP Program. However, no assurance can be given that sources of new capital will be received.

The following table presents the composition of regulatory capital and the capital ratios for the Company at the dates indicated (dollars in thousands).

	March 31,	December 31,
	2013	2012

Tier 1 capital
Preferred stock	$59	$59
Common stock	17,007	17,007
Additional paid-in capital	40,705	40,705
Retained earnings (deficit)	(33,906)	(33,174)
Warrant surplus	732	732
Discount on preferred stock	(162)	(199)
Qualifying trust preferred securities	3,062	3,306
Less intangible assets	(369)	(393)
Total Tier 1 capital	27,128	28,043

Tier 2 capital
Qualifying trust preferred securities	5,702	5,458
Allowance for loan losses	4,406	4,795
Total Tier 2 capital	10,108	10,253

Total risk-based capital	37,236	38,296

Risk-weighted assets	$346,599	$377,572

Average assets	$500,511	$505,046

Capital ratios
Leverage ratio (Tier 1 capital to
average assets)	5.42%	5.55%
Tier 1 capital to risk-weighted assets	7.83%	7.43%
Total capital to risk-weighted assets	10.74%	10.14%
Equity to total assets	5.09%	4.89%

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands).

	March 31,	December 31,
	2013	2012

Tier 1 capital
Common stock	$6,849	$6,849
Additional paid-in capital	55,407	55,406
Retained earnings (deficit)	(29,349)	(28,925)
Less intangible assets	(369)	(393)
Total Tier 1 capital	32,538	32,937

Tier 2 capital
Allowance for loan losses	4,405	4,769
Total Tier 2 capital	4,405	4,769

Total risk-based capital	36,943	37,706

Risk-weighted assets	$346,452	$375,451

Average assets	$500,084	$505,150

Capital ratios
Leverage ratio (Tier 1 capital to
average assets)	6.51%	6.52%
Tier 1 capital to risk-weighted assets	9.39%	8.77%
Total capital to risk-weighted assets	10.66%	10.04%
Equity to total assets	6.71%	6.55%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank met the ratio requirements to be categorized as a “well capitalized” institution as of December 31, 2012, 2011 and 2010. However, due to the minimum capital ratios required by the Consent Order, the Bank currently is considered adequately capitalized. The Consent Order requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 11%.  At March 31, 2013, the Bank’s leverage ratio was 6.51% and the total capital to risk-weighted assets ratio was 10.66%.  As required by the Consent Order the Bank has provided a capital plan to the FDIC and BFI that demonstrates how the Bank will come into compliance with the required minimum capital ratios set forth in the Consent Order. When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29.  In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

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

At March 31, 2013, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $98,773,000, or 20% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $5,889,000 of these securities are pledged against borrowings.  Therefore, the related borrowings would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain two federal funds lines of credit with correspondent banks totaling $22 million for which there were no borrowings against the lines at March 31, 2013.

At March 31, 2013, we had commitments to originate $70,020,000 of loans.  Fixed commitments to incur capital expenditures were less than $25,000 at March 31, 2013.  Certificates of deposit scheduled to mature in the 12-month period ending March 31, 2014 totaled $82,588,000.  We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at March 31, 2013.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Village Bank and Trust Financial Corp.
Interest Rate Sensitivity GAP Analysis
March 31, 2013
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$6,175	$10,981	$13,716	$21,503	$77,040	$129,415
Variable rate	40,767	10,732	25,653	34,475	82,962	194,589
Investment securities	-	-		-	29,635	29,635
Loans held for sale	16,378	-	-	-	-	16,378
Federal funds sold	56,797	-	-	-	-	56,797

Total rate sensitive assets	120,117	21,713	39,369	55,978	189,637	426,814
Cumulative rate sensitive assets	120,117	141,830	181,199	237,177	426,814

Interest Rate Sensitive Liabilities
Interest checking	-	-	-	43,568	-	43,568
Money market accounts	63,546	-	-	-	-	63,546
Savings	-	-	-	20,470	-	20,470
Certificates of deposit	13,461	28,733	40,394	94,233	54,713	231,534
FHLB advances	4,000	5,000	1,000	16,000	1,000	27,000
Trust Preferred Securities	-	-	-		8,764	8,764
Other borrowings	1,882	-	-	-	-	1,882

Total rate sensitive liabilities	82,889	33,733	41,394	174,271	64,477	396,764
Cumulative rate sensitive liabilities	82,889	116,622	158,016	332,287	396,764

Rate sensitivity gap for period	$37,228	$(12,020)	$(2,025)	$(118,293)	$125,160	$30,050
Cumulative rate sensitivity gap	$37,228	$25,208	$23,183	$(95,110)	$30,050

Ratio of cumulative gap to total assets	7.6%	5.1%	4.7%	(19.4)%	6.1%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	144.9%	121.6%	114.7%	71.4%	107.6%
Ratio of cumulative gap to cumulative
rate sensitive assets	31.0%	17.8%	12.8%	(40.1)%	7.0%

(1) Includes nonaccrual loans of approximately $24,271,000, which are spread throughout the categories.

At March 31, 2013, our balance sheet is asset sensitive for the next twelve months, meaning that our assets reprice more quickly than our liabilities during that period, and liability sensitive for the next thirteen to thirty-six months, meaning that our liabilities will reprice more quickly than our assets during that period, with a ratio of cumulative gap to total assets ranging from a positive gap of 7.6% for the first three months to a negative gap of (19.4)% for the thirteen to thirty-six month period.  A negative gap can adversely affect earnings in periods of increasing interest rates.  Given the Federal Reserve’s recent announcement that it will maintain short-term interest rates at current levels until the end of 2014, we do not expect interest rates to increase in the foreseeable future.  However, we believe our balance sheet should be asset sensitive and, accordingly, we have adopted pricing policies to lengthen the maturities/repricing of our liabilities relative to the maturities/pricing or our assets.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income.  Management determined that as of December 31, 2012 and March 31, 2013, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance of $10,158,000 and $10,368,000, respectively, representing 100% of the net deferred tax asset at the indicated date.

New accounting standards

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU requires an entity to report, either on the face of the income statement or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the income statement if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts. This ASU is effective prospectively in the first quarter of 2013.  The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2013.  Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

In consideration of our agreements with our regulators, which require regulatory approval to make dividend payment son our preferred stock, the Company notified the U.S. Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Preferred Stock.  The total arrearage on such preferred stock as of March 31, 2013 was $1,565,912.

ITEM 4 – MINE SAFETY DISCLOSURES

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief executive Officer and Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350

101
The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.
(Registrant)

Date:	May 15, 2013	By:	/s/ Thomas W. Winfree
Thomas W. Winfree
President and
Chief Executive Officer

Date:	May 15, 2013	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief executive Officer and Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350

101
The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.