Form 10-Q
period 2013-06-30
Village Bank & Trust Financial Corp.
filed 2013-08-14
CIK 1290476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
4,251,795 shares of common stock, $4.00 par value, outstanding as of August 6, 2013

Village Bank and Trust Financial Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
June 30, 2013 (Unaudited) and December 31, 2012

	June 30,	December 31,
	2013	2012
Assets
Cash and due from banks	$11,880,261	$13,945,105
Federal funds sold	36,085,297	39,185,837
Total cash and cash equivalents	47,965,558	53,130,942
Investment securities available for sale	58,066,627	25,154,046
Loans held for sale	19,759,383	24,188,384
Loans
Outstandings	305,616,025	354,910,266
Allowance for loan losses	(9,609,777)	(10,807,827)
Deferred fees and costs	735,523	787,823
	296,741,771	344,890,262
Premises and equipment, net	23,679,346	25,815,342
Accrued interest receivable	1,796,514	1,676,518
Bank owned life insurance	6,671,315	6,575,018
Other real estate owned	22,043,634	20,203,691
Other assets	7,259,084	8,453,169

	$483,983,232	$510,087,372

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$60,572,546	$57,049,348
Interest bearing	358,422,792	379,273,614
	418,995,338	436,322,962
Federal Home Loan Bank advances	23,000,000	28,000,000
Long-term debt - trust preferred securities	8,764,000	8,764,000
Other borrowings	4,425,432	4,851,811
Accrued interest payable	1,033,000	911,635
Other liabilities	5,674,622	6,272,163
Total liabilities	461,892,392	485,122,571

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference,
1,000,000 shares authorized, 14,738 shares issued and outstanding	58,952	58,952
Common stock, $4 par value - 10,000,000 shares authorized;
4,251,795 shares issued and outstanding at June 30, 2013
4,251,795 shares issued and outstanding at December 31, 2012	17,007,180	17,007,180
Additional paid-in capital	40,705,740	40,705,257
Retained earnings (deficit)	(33,538,205)	(33,173,525)
Common stock warrant	732,479	732,479
Discount on preferred stock	(124,698)	(198,993)
Accumulated other comprehensive loss	(2,750,608)	(166,549)
Total stockholders' equity	22,090,840	24,964,801

	$483,983,232	$510,087,372

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Three and Six Months Ended June 30 2013 and 2012
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income
Loans	$4,622,050	$5,614,263	$9,765,001	$11,513,471
Investment securities	238,816	215,196	426,915	365,545
Federal funds sold	27,899	11,621	53,014	32,553
Total interest income	4,888,765	5,841,080	10,244,930	11,911,569

Interest expense
Deposits	950,224	1,245,465	1,992,608	2,604,018
Borrowed funds	218,952	244,135	443,345	535,121
Total interest expense	1,169,176	1,489,600	2,435,953	3,139,139

Net interest income	3,719,589	4,351,480	7,808,977	8,772,430
Provision for loan losses	-	6,660,000	823,000	8,395,000
Net interest income (loss) after provision
for loan losses	3,719,589	(2,308,520)	6,985,977	377,430

Noninterest income
Service charges and fees	633,782	540,335	1,145,286	1,047,978
Gain on sale of loans	2,372,400	2,191,229	4,328,117	3,941,892
Gain on sale of assets	-	-	598,182	-
Gain on sale of investment securities	126,812	99,470	216,879	263,677
Rental income	214,329	182,199	426,959	393,197
Other	110,303	121,896	296,608	211,855
Total noninterest income	3,457,626	3,135,129	7,012,031	5,858,599

Noninterest expense
Salaries and benefits	3,519,142	3,305,869	6,958,550	6,404,093
Occupancy	513,237	579,931	1,070,166	1,160,800
Equipment	179,274	202,616	357,129	407,980
Supplies	118,310	105,311	223,582	197,213
Professional and outside services	637,417	733,909	1,323,777	1,369,291
Advertising and marketing	79,260	47,983	142,561	124,046
Expenses related to foreclosed real estate	751,867	677,848	2,274,501	1,796,623
Other operating expenses	789,612	1,027,500	1,569,680	2,030,721
Total noninterest expense	6,588,119	6,680,967	13,919,946	13,490,767

Net income (loss) before income taxes	589,096	(5,854,358)	78,062	(7,254,738)
Income tax expense (benefit)	-	3,881,914	-	3,881,914

Net income (loss)	589,096	(9,736,272)	78,062	(11,136,652)

Preferred stock dividends and amortization of discount	221,414	185,449	442,742	405,898

Net income (loss) available to common shareholders	$367,682	$(9,921,721)	$(364,680)	$(11,542,550)

Earnings (loss) per share, basic	$0.09	$(2.33)	$(0.09)	$(2.72)
Earnings (loss) per share, diluted	$0.09	$(2.33)	$(0.09)	$(2.72)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Changes in Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended June 30,
	2013			2012
		Tax			Tax
		Expense			Expense
	Amount	(Benefit)	Total	Amount	(Benefit)	Total

Net income (loss)	$589,096	$-	$589,096	$(5,854,358)	$3,881,914	$(9,736,272)
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during
the period	(3,726,023)	(1,266,848)	(2,459,175)	1,046,534	355,822	690,712
Reclassification adjustment for gains (losses)
realized in income	(126,812)	(43,116)	(83,696)	(99,470)	(33,820)	(65,650)
Minimum pension adjustment	3,250	1,105	2,145	3,250	1,105	2,145
Total other comprehensive income (loss)	(3,849,585)	(1,308,859)	(2,540,726)	950,314	323,107	627,207

Total comprehensive income (loss)	$(3,260,489)	$(1,308,859)	$(1,951,630)	$(4,904,044)	$4,205,021	$(9,109,065)

	Six Months Ended June 30,
	2013			2012
		Tax			Tax
		Expense			Expense
	Amount	(Benefit)	Total	Amount	(Benefit)	Total

Net income (loss)	$78,062	$-	$78,062	$(7,254,738)	$3,881,914	$(11,136,652)
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during
the period	(3,704,862)	(1,259,653)	(2,445,209)	665,929	226,416	439,513
Reclassification adjustment for gains (losses)
realized in income	(216,879)	(73,739)	(143,140)	(263,677)	(89,650)	(174,027)
Minimum pension adjustment	6,500	2,210	4,290	6,500	2,210	4,290
Total other comprehensive income (loss)	(3,915,241)	(1,331,182)	(2,584,059)	408,752	138,976	269,776

Total comprehensive income (loss)	$(3,837,179)	$(1,331,182)	$(2,505,997)	$(6,845,986)	$4,020,890	$(10,866,876)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2013 and 2012
(Unaudited)

							Accumulated
			Additional	Retained		Discount on	Other
	Preferred	Common	Paid-in	Earnings		Preferred	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Stock	Income (loss)	Total

Balance, December 31, 2012	$58,952	$17,007,180	$40,705,257	$(33,173,525)	$732,479	$(198,993)	$(166,549)	$24,964,801
Amortization of preferred stock
discount	-			(74,295)	-	74,295		-
Preferred stock dividend	-	-		(368,447)	-	-	-	(368,447)
Stock based compensation			483					483
Minimum pension adjustment
(net of income taxes of $2,917)	-	-	-	-	-	-	4,290	4,290
Net income	-	-	-	78,062	-	-	-	78,062
Change in unrealized gain (loss) on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	(2,588,349)	(2,588,349)

Balance, June 30, 2013	$58,952	$17,007,180	$40,705,740	$(33,538,205)	$732,479	$(124,698)	$(2,750,608)	$22,090,840

Balance, December 31, 2011	$58,952	$16,973,512	$40,732,178	$(21,895,557)	$732,479	$(346,473)	$(7,449)	$36,247,642
Amortization of preferred stock
discount	-			(73,552)	-	73,552		-
Preferred stock dividend	-	-		(332,336)	-	-	-	(332,336)
Issuance of common stock	-	33,668	(33,668)	-	-	-	-	-
Stock based compensation			5,511					5,511
Minimum pension adjustment
(net of income taxes of $2,917)	-	-	-	-	-	-	4,290	4,290
Net loss	-	-	-	(11,136,652)	-	-	-	(11,136,652)
Change in unrealized gain (loss) on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	265,486	265,486

Balance, June 30, 2012	$58,952	$17,007,180	$40,704,021	$(33,438,097)	$732,479	$(272,921)	$262,327	$25,053,941

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2013 and 2012
(Unaudited)
	2013	2012

Cash Flows from Operating Activities
Net income (loss)	$78,062	$(11,136,652)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	655,794	764,926
Deferred income taxes	(39,413)	(4,290,620)
Valuation allowance	-	6,281,101
Provision for loan losses	823,000	8,395,000
Write-down of other real estate owned	645,725	943,560
Gain on securities sold	(216,879)	(263,677)
Gain on loans sold	(4,328,117)	(3,941,892)
Gain on sale of premises and equipment	(598,182)	-
Loss on sale of other real estate owned	234,674	43,618
Stock compensation expense	483	5,511
Proceeds from sale of mortgage loans	150,969,801	140,739,661
Origination of mortgage loans for sale	(142,212,683)	(140,358,872)
Amortization of premiums and accretion of discounts on securities, net	186,752	130,888
(Increase) decrease in interest receivable	(119,996)	136,377
Increase in bank owned life insurance	(96,297)	(94,030)
Decrease in other assets	2,571,181	5,901,368
Increase in interest payable	121,365	111,534
Decrease in other liabilities	(965,988)	(4,021,113)
Net cash provided by (used in) operating activities	7,709,282	(653,312)

Cash Flows from Investing Activities
Purchases of available for sale securities	(52,134,093)	(36,395,416)
Proceeds from the sale or calls of available for sale securities	15,329,897	28,804,399
Proceeds from maturities and principal payments of available for sale securities	-	1,593,068
Net decrease in loans	42,394,400	14,634,257
Proceeds from sale of other real estate owned	2,210,749	1,129,343
Purchases of premises and equipment	396,760	(224,896)
Proceeds from sale of premises and equipment	1,681,624	-
Net cash provided by investing activities	9,879,337	9,540,755

Cash Flows from Financing Activities
Net decrease in deposits	(17,327,624)	(35,101,144)
Net decrease in Federal Home Loan Bank Advances	(5,000,000)	(8,750,000)
Net decrease in other borrowings	(426,379)	(716,317)
Net cash used in financing activities	(22,754,003)	(44,567,461)

Net decrease in cash and cash equivalents	(5,165,384)	(35,680,018)
Cash and cash equivalents, beginning of period	53,130,942	62,786,016

Cash and cash equivalents, end of period	$47,965,558	$27,105,998

Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$4,931,091	$10,616,434
Dividends on preferred stock accrued	$364,680	$332,336

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2013 and 2012
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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission.

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

Note 3 - Earnings (loss) per common share

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator
Net income (loss) - basic and diluted	$589,096	$(9,736,272)	$78,062	$(11,136,652)
Preferred stock dividend and accretion	221,414	185,449	442,742	405,898
Net income (loss) available to common
shareholders	$367,682	$(9,921,721)	$(364,680)	$(11,542,550)

Denominator
Weighted average shares outstanding - basic	4,251,795	4,250,579	4,251,795	4,250,579
Dilutive effect of common stock options and
restricted stock awards	2,292	-	2,292	-

Weighted average shares outstanding - diluted	4,254,087	4,250,579	4,254,087	4,250,579

Earnings (loss) per share - basic and diluted
Earnings (loss) per share - basic	$0.09	$(2.33)	$(0.09)	$(2.72)
Effect of dilutive common stock options	-	-	-	-

Earnings (loss) per share - diluted	$0.09	$(2.33)	$(0.09)	$(2.72)

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented.  Stock options for 247,630 shares of common stock were not included in computing diluted earnings per share for the three and six months ended June 30, 2013 and 2012 because their effects were anti-dilutive.  Warrants for 499,029 shares of common stock were not included in computing earnings per share in 2013 and 2012 because their effects were also anti-dilutive.

Note 4 – Investment securities available for sale

At June 30, 2013 and December 31, 2012, all of our securities were classified as available-for-sale.  The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands).

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
June 30, 2013

US Treasury
Five to ten years	$8,000	$7,816	$-	$(300)	$7,516	2.13%
	8,000	7,816	-	(300)	7,516	2.13%

US Government Agencies
One to Five years	2,000	2,006	-	(76)	1,930	0.81%
Five to ten years	31,625	33,838	-	(2,175)	31,663	1.74%
More than ten years	2,000	1,982	-	(179)	1,803	2.22%
	35,625	37,826	-	(2,430)	35,396	1.71%
Mortgage-backed securities
More than ten years	1,201	1,253	9	(1)	1,261	1.10%
Total	1,201	1,253	9	(1)	1,261	1.10%

Municipals
Five to ten years	6,155	6,726	-	(501)	6,225	2.72%
More than ten years	6,780	8,476	-	(807)	7,669	3.34%
Total	12,935	15,202	-	(1,308)	13,894	3.06%

Total investment securities	$57,761	$62,098	$9	$(4,040)	$58,067	2.08%

December 31, 2012

US Government Agencies
More than ten years	$10,500	$11,394	$8	$(15)	$11,387	2.27%
	10,500	11,394	8	(15)	11,387	2.27%
Mortgage-backed securities
More than ten years	1,744	1,830	1	(2)	1,829	0.97%
Total	1,744	1,830	1	(2)	1,829	0.97%

Municipals
One to five years	1,000	1,100	-	(22)	1,078	3.25%
Five to ten years	3,500	4,031	-	(47)	3,984	2.29%
More than ten years	5,280	6,908	10	(42)	6,876	2.70%
Total	9,780	12,039	10	(111)	11,938	2.61%

Total investment securities	$22,024	$25,263	$19	$(128)	$25,154	2.34%

Investment securities available for sale that have an unrealized loss position at June 30, 2013 and December 31, 2012 are detailed below (dollars in thousands).

	Securities in a loss		Securities in a loss
	Position for less than		Position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2013
Investment Securities
available for sale
US Treasuries	$41,576	$(2,732)	$-	$-	$41,576	$(2,732)
Municipals	12,848	(1,265)	1,056	(43)	13,904	(1,308)
Mortgage-backed securities	155	(1)	-	-	155	(1)

Total	$54,579	$(3,998)	$1,056	$(43)	$55,635	$(4,041)

December 31, 2012
Investment Securities
available for sale
US Treasuries	$4,378	$(15)	$-	$-	$4,378	$(15)
Municipals	8,064	(111)	-	-	8,064	(111)
Mortgage-backed securities	167	(2)	-	-	167	(2)

Total	$12,609	$(128)	$-	$-	$12,609	$(128)

Management does not believe that any individual unrealized loss as of June 30, 2013 and December 31, 2012 is other than a temporary impairment.  These unrealized losses are attributable to changes in interest rates.  As of June 30, 2013, management does not have the intent to sell any of the securities classified as available for sale and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

Note 5 – Loans and allowance for loan losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands).

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
Construction and land development:
Residential	$3,834,697	1.25%	$2,845,594	0.80%
Commercial	33,465,195	10.95%	41,209,831	11.61%
Total construction and land development	37,299,892	12.20%	44,055,425	12.41%
Commercial real estate:
Farmland	2,525,434	0.83%	2,581,297	0.73%
Commercial real estate - owner occupied	75,115,553	24.58%	92,772,532	26.14%
Commercial real estate - non-owner occupied	45,796,011	14.98%	54,550,817	15.37%
Multifamily	8,851,723	2.90%	7,978,389	2.25%
Total commercial real estate	132,288,721	43.29%	157,883,035	44.49%
Consumer real estate:
Home equity lines	22,764,443	7.46%	25,521,397	7.19%
Secured by 1-4 family residential,
secured by first deeds of trust	72,607,945	23.76%	80,788,425	22.76%
Secured by 1-4 family residential,
secured by second deeds of trust	8,335,001	2.72%	9,517,245	2.68%
Total consumer real estate	103,707,389	33.94%	115,827,067	32.63%
Commercial and industrial loans
(except those secured by real estate)	29,713,239	9.72%	34,384,117	9.69%
Consumer and other	2,606,784	0.85%	2,760,622	0.78%

Total Loans	305,616,025	100.0%	354,910,266	100.0%
Deferred loan cost (unearned income), net	735,523		787,823
Less: Allowance for loan losses	(9,609,777)		(10,807,827)

	$296,741,771		$344,890,262

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

The following tables provide information on the risk rating of loans at the dates indicated:

	June 30, 2013
	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Construction and land development
Residential	$3,357,382	$382,201	$95,114	$-	$3,834,697
Commercial	15,159,915	4,567,320	13,737,960	-	33,465,195
Total construction and land development	18,517,297	4,949,521	13,833,074	-	37,299,892

Commercial real estate:
Farmland	1,512,641		1,012,793	-	2,525,434
Commercial real estate - owner occupied	46,416,935	17,809,011	10,889,607	-	75,115,553
Commercial real estate - non-owner occupied	17,333,161	13,636,558	14,570,225	256,067	45,796,011
Multifamily	5,389,777	1,064,366	2,397,580	-	8,851,723
Total commercial real estate	70,652,514	32,509,935	28,870,205	256,067	132,288,721
Consumer real estate:
Home equity lines	17,657,346	1,601,877	3,505,220	-	22,764,443
Secured by 1-4 family residential,
secured by first deeds of trust	44,814,224	12,718,523	15,075,198	-	72,607,945
Secured by 1-4 family residential,
secured by second deeds of trust	6,431,064	215,053	1,688,884	-	8,335,001
Total consumer real estate	68,902,634	14,535,453	20,269,302	-	103,707,389
Commercial and industrial loans
(except those secured by real estate)	21,631,565	2,657,891	5,423,783	-	29,713,239
Consumer and other	1,859,762	159,974	587,048	-	2,606,784

Total Loans	$181,563,772	$54,812,774	$68,983,412	$256,067	$305,616,025

	December 31, 2012

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Construction and land development:
Residential	$2,173,885	$671,709	$-	$-	$2,845,594
Commercial	17,638,646	7,496,950	16,074,235	-	41,209,831
Total construction and land development	19,812,531	8,168,659	16,074,235	-	44,055,425

Commercial real estate:
Farmland	1,531,808	-	1,049,489	-	2,581,297
Commercial real estate - owner occupied	63,772,277	19,273,229	9,727,026	-	92,772,532
Commercial real estate - non-owner occupied	24,199,053	15,671,633	14,170,546	509,585	54,550,817
Multifamily	5,438,427	1,739,283	800,679	-	7,978,389
Total commercial real estate	94,941,565	36,684,145	25,747,740	509,585	157,883,035
Consumer real estate:
Home equity lines	20,180,206	2,015,248	3,325,943	-	25,521,397
Secured by 1-4 family residential,
secured by first deeds of trust	49,659,724	11,235,261	19,893,440	-	80,788,425
Secured by 1-4 family residential,
secured by second deeds of trust	7,385,394	342,770	1,789,081	-	9,517,245
Total consumer real estate	77,225,324	13,593,279	25,008,464	-	115,827,067
Commercial and industrial loans
(except those secured by real estate)	26,712,028	2,590,735	5,081,354	-	34,384,117
Consumer and other	2,446,304	261,140	53,178	-	2,760,622

Total Loans	$221,137,752	$61,297,958	$71,964,971	$509,585	$354,910,266

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated:

	June 30, 2013
							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Construction and land development:
Residential	$-	$-	$-	$-	$3,834,697	$3,834,697	$-
Commercial	629,510	-	-	629,510	32,835,685	33,465,195	-
Total construction and land development	629,510	-	-	629,510	36,670,382	37,299,892	-

Commercial real estate:
Farmland	-	-	-	-	2,525,434	2,525,434	-
Commercial real estate - owner occupied	371,631	2,010,478	-	2,382,109	72,733,444	75,115,553	-
Commercial real estate - non-owner occupied	1,134,180	225,637	-	1,359,817	44,436,194	45,796,011	-
Multifamily	-	-	-	-	8,851,723	8,851,723	-
Total commercial real estate	1,505,811	2,236,115	-	3,741,926	128,546,795	132,288,721	-

Consumer real estate:
Home equity lines	-	78,334	-	78,334	22,686,109	22,764,443	-
Secured by 1-4 family residential,
secured by first deeds of trust	829,190	719,980	-	1,549,170	71,058,775	72,607,945	-
Secured by 1-4 family residential,
secured by second deeds of trust	231,636	-	-	231,636	8,103,365	8,335,001	-
Total consumer real estate	1,060,826	798,314	-	1,859,140	101,848,249	103,707,389	-
Commercial and industrial loans
(except those secured by real estate)	375,181	2,573,786	-	2,948,967	26,764,272	29,713,239	-
Consumer and other	243,352	-	-	243,352	2,363,432	2,606,784	-

Total Loans	$3,814,680	$5,608,215	$-	$9,422,895	$296,193,130	$305,616,025	$-

	December 31, 2012
							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Construction and land development:
Residential	$-	$-	$-	$-	$2,845,594	$2,845,594	$-
Commercial	76,351	10,709	-	87,060	41,122,771	41,209,831	-
Total construction and land development	76,351	10,709	-	87,060	43,968,365	44,055,425	-

Commercial real estate:
Farmland	-	-	-	-	2,581,297	2,581,297	-
Commercial real estate - owner occupied	708,278	377,563	-	1,085,841	91,686,691	92,772,532	-
Commercial real estate - non-owner occupied	1,094,906	714,655	-	1,809,561	52,741,256	54,550,817	-
Multifamily	-	-	-	-	7,978,389	7,978,389	-
Total commercial real estate	1,803,184	1,092,218	-	2,895,402	154,987,633	157,883,035	-
Consumer real estate:
Home equity lines	110,614	24,746	16,130	151,490	25,369,907	25,521,397	16,130
Secured by 1-4 family residential,
secured by first deeds of trust	645,807	1,507,073	-	2,152,880	78,635,545	80,788,425	-
Secured by 1-4 family residential,
secured by second deeds of trust	157,816	50,016	50,000	257,832	9,259,413	9,517,245	50,000
Total consumer real estate	914,237	1,581,835	66,130	2,562,202	113,264,865	115,827,067	66,130
Commercial and industrial loans
(except those secured by real estate)	40,171	31,057	49,139	120,367	34,263,750	34,384,117	49,139
Consumer and other	4,286	36,030	-	40,316	2,720,306	2,760,622	-

Total Loans	$2,838,229	$2,751,849	$115,269	$5,705,347	$349,204,919	$354,910,266	$115,269

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans are set forth in the following table as of the dates indicated

	June 30, 2013

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded

Construction and land development
Commercial	$5,073,644	$7,343,364	$-
Total construction and land development	5,073,644	7,343,364	-
Commercial real estate
Farmland	-	-	-
Commercial real estate - owner occupied	1,390,425	1,405,425	-
Commercial real estate - non-owner occupied	12,477,771	12,675,771	-
Multifamily	3,020,236	3,020,236	-
Total commercial real estate	16,888,432	17,101,432	-
Consumer real estate
Home equity lines	1,257,335	1,311,999	-
Secured by 1-4 family residential,
secured by first deeds of trust	10,333,851	10,909,071	-
Secured by 1-4 family residential,
secured by second deeds of trust	1,027,833	1,197,490	-
Total consumer real estate	12,619,019	13,418,560	-
Commercial and industrial loans
(except those secured by real estate)	608,207	778,641	-
Consumer and other	521,821	521,821	-
	$35,711,123	$39,163,818	$-

With an allowance recorded

Construction and land development:
Residential	$-	$-	$-
Commercial	3,226,804	3,226,804	791,657
Total construction and land development	3,226,804	3,226,804	791,657
Commercial real estate:
Farmland	1,012,793	1,012,793	808,000
Commercial real estate - owner occupied	8,338,879	8,477,879	502,963
Commercial real estate - non-owner occupied	2,260,044	2,260,044	136,734
Multifamily	-	-	-
Total commercial real estate	11,611,716	11,750,716	1,447,697
Consumer real estate:
Home equity lines	264,342	264,342	35,581
Secured by 1-4 family residential,
secured by first deeds of trust	1,467,796	1,467,796	87,343
Secured by 1-4 family residential,
secured by second deeds of trust	136,292	136,292	35,364
Total consumer real estate	1,868,430	1,868,430	158,288
Commercial and industrial loans
(except those secured by real estate)	537,032	537,032	77,577
Consumer and other	-	-	-
	$17,243,982	$17,382,982	$2,475,219

Total
Construction and land development
Commercial	$8,300,448	$10,570,168	$791,657
Total construction and land development	8,300,448	10,570,168	791,657
Commercial real estate
Farmland	1,012,793	1,012,793	808,000
Commercial real estate - owner occupied	9,729,304	9,883,304	502,963
Commercial real estate - non-owner occupied	14,737,815	14,935,815	136,734
Multifamily	3,020,236	3,020,236	-
Total commercial real estate	28,500,148	28,852,148	1,447,697
Consumer real estate
Home equity lines	1,521,677	1,576,341	35,581
Secured by 1-4 family residential,
secured by first deeds of trust	11,801,647	12,376,867	87,343
Secured by 1-4 family residential,
secured by second deeds of trust	1,164,125	1,333,782	35,364
Total consumer real estate	14,487,449	15,286,990	158,288
Commercial and industrial loans
(except those secured by real estate)	1,145,239	1,315,673	77,577
Consumer and other	521,821	521,821	-
	$52,955,105	$56,546,800	$2,475,219

	December 31, 2012

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded
Construction and land development
Commercial	$8,254,440	$13,625,670	$-
Total construction and land development	8,254,440	13,625,670	-
Commercial real estate
Farmland	1,049,489	1,049,489	-
Commercial real estate - owner occupied	8,250,071	8,715,684	-
Commercial real estate - non-owner occupied	13,777,787	14,124,016	-
Multifamily	2,825,274	2,825,274	-
Total commercial real estate	25,902,621	26,714,463	-
Consumer real estate
Home equity lines	1,939,020	1,938,005	-
Secured by 1-4 family residential,
secured by first deeds of trust	10,686,435	10,928,024	-
Secured by 1-4 family residential,
secured by second deeds of trust	601,805	861,158	-
Total consumer real estate	13,227,260	13,727,187	-
Commercial and industrial loans
(except those secured by real estate)	858,136	1,421,196	-
Consumer and other	50,415	50,390	-
	$48,292,872	$55,538,906	$-

With an allowance recorded
Construction and land development
Commercial	$430,828	$430,828	$62,643
Total construction and land development	430,828	430,828	62,643
Commercial real estate:
Farmland
Commercial real estate - owner occupied	2,940,647	3,261,584	663,330
Commercial real estate - non-owner occupied	1,434,195	1,434,195	508,704
Multifamily	-	-	-
Total commercial real estate	4,374,842	4,695,779	1,172,034
Consumer real estate:
Home equity lines	-	-	-
Secured by 1-4 family residential,
secured by first deeds of trust	1,155,027	1,155,027	20,896
Secured by 1-4 family residential,
secured by second deeds of trust	338,345	386,629	43,456
Total consumer real estate	1,493,372	1,541,656	64,352
Commercial and industrial loans
(except those secured by real estate)	182,840	182,840	39,243
Consumer and other	-	-	-
	$6,481,882	$6,851,103	$1,338,272

Total
Construction and land development
Commercial	$8,685,268	$14,056,498	$62,643
Total construction and land development	8,685,268	14,056,498	62,643
Commercial real estate
Farmland	1,049,489	1,049,489	-
Commercial real estate - owner occupied	11,190,718	11,977,268	663,330
Commercial real estate - non-owner occupied	15,211,982	15,558,211	508,704
Multifamily	2,825,274	2,825,274	-
Total commercial real estate	30,277,463	31,410,242	1,172,034
Consumer real estate
Home equity lines	1,939,020	1,938,005	-
Secured by 1-4 family residential,
secured by first deeds of trust	11,841,462	12,083,051	20,896
Secured by 1-4 family residential,
secured by second deeds of trust	940,150	1,247,787	43,456
Total consumer real estate	14,720,632	15,268,843	64,352
Commercial and industrial loans
(except those secured by real estate)	1,040,976	1,604,036	39,243
Consumer and other	50,415	50,390	-
	$54,774,754	$62,390,009	$1,338,272

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30, 2013		Ended June 30, 2013

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Impaired loans with no related allowance recorded

Construction and land development
Commercial	$5,505,282	$45,927	$5,858,854	$106,102
Total construction and land development	5,505,282	45,927	5,858,854	106,102
Commercial real estate
Farmland	-	-	-
Commercial real estate - owner occupied	1,638,681	-	1,895,790	48,996
Commercial real estate - non-owner occupied	14,748,805	207,349	14,836,748	413,541
Multifamily	777,570		774,830	39,204
Total commercial real estate	17,165,056	207,349	17,507,368	501,741
Consumer real estate
Home equity lines	1,632,092	22,959	1,257,335	22,959
Secured by 1-4 family residential,
secured by first deeds of trust	10,627,341	114,279	10,418,614	262,208
Secured by 1-4 family residential,
secured by second deeds of trust	961,906	23,632	1,034,064	30,421
Total consumer real estate	13,221,339	160,870	12,710,013	315,588
Commercial and industrial loans
(except those secured by real estate)	692,148	6,177	664,191	15,121
Consumer and other	246,735	3,645	523,556	4,737
	$36,830,560	$423,968	$37,263,982	$943,289

Impaired loans with an allowance recorded

Construction and land development:
Commercial	$2,023,323	$50,476	$3,276,859	$52,104
Total construction and land development	2,023,323	50,476	3,276,859	52,104
Commercial real estate:
Farmland	694,138	-	1,044,218	1,100
Commercial real estate - owner occupied	7,315,545	156,177	8,023,436	255,844
Commercial real estate - non-owner occupied	1,782,966	59,713	2,260,044	59,713
Total commercial real estate	9,792,649	215,890	11,327,698	316,657
Consumer real estate:
Home equity lines	269,450	-	269,450	6,792
Secured by 1-4 family residential,
secured by first deeds of trust	1,482,544	7,938	1,482,496	14,014
Secured by 1-4 family residential,
secured by second deeds of trust	44,443	4,261	136,292	4,261
Total consumer real estate	1,796,437	12,199	1,888,238	25,067
Commercial and industrial loans
(except those secured by real estate)	98,288	2,947	159,142	4,237
	$13,710,697	$281,512	$16,651,937	$398,065

Total
Construction and land development
Commercial	$7,528,605	$96,403	$9,135,713	$158,206
Total construction and land development	7,528,605	96,403	9,135,713	158,206
Commercial real estate
Farmland	694,138	-	1,044,218	1,100
Commercial real estate - owner occupied	8,954,226	156,177	9,919,226	304,840
Commercial real estate - non-owner occupied	16,531,771	267,062	17,096,792	473,254
Multifamily	777,570	-	774,830	39,204
Total commercial real estate	26,957,705	423,239	28,835,066	818,398
Consumer real estate
Home equity lines	1,901,542	22,959	1,526,785	29,751
Secured by 1-4 family residential,
secured by first deeds of trust	12,109,885	122,217	11,901,110	276,222
Secured by 1-4 family residential,
secured by second deeds of trust	1,006,349	27,893	1,170,356	34,682
Total consumer real estate	15,017,776	173,069	14,598,251	340,655
Commercial and industrial loans
(except those secured by real estate)	790,436	9,124	823,333	19,358
Consumer and other	246,735	3,645	523,556	4,737
	$50,541,257	$705,480	$53,915,919	$1,341,354

	For the Three Months		For the Six Months
	Ended June 30, 2012		Ended June 30, 2012

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Impaired loans with no related allowance recorded

Construction and land development
Residential	$1,301,243	$7,401	$978,503	$11,741
Commercial	17,785,898	55,716	21,838,440	181,033
Total construction and land development	19,087,141	63,117	22,816,943	192,774
Commercial real estate
Farmland	524,745	15,405	1,049,489	15,405
Commercial real estate - owner occupied	9,571,973	73,330	9,609,792	225,959
Commercial real estate - non-owner occupied	8,599,009	110,449	9,118,068	240,093
Multifamily	777,933	27,298	942,216	27,298
Total commercial real estate	19,473,660	226,482	20,719,565	508,755
Consumer real estate
Home equity lines	1,639,963	27,955	1,887,350	32,979
Secured by 1-4 family residential,
secured by first deeds of trust	11,593,774	125,304	13,101,708	230,755
Secured by 1-4 family residential,
secured by second deeds of trust	754,922	10,430	1,021,578	18,112
Total consumer real estate	13,988,659	163,689	16,010,636	281,846
Commercial and industrial loans
(except those secured by real estate)	1,524,274	13,297	1,792,752	21,909
Consumer and other	199,919	445	38,578	1,093
	$54,273,653	$467,030	$61,378,474	$1,006,377

Impaired loans with an allowance recorded

Construction and land development:
Commercial	$5,092,484	$9,016	$9,656,982	$9,016
Total construction and land development	5,092,484	9,016	9,656,982	9,016
Commercial real estate:
Farmland
Commercial real estate - owner occupied	6,864,617	31,174	7,438,497	46,386
Commercial real estate - non-owner occupied	3,406,420	21,158	5,043,459	35,586
Multifamily	-	-	-	-
Total commercial real estate	10,271,037	52,332	12,481,956	81,972
Consumer real estate:
Home equity lines	434,976	3,995	472,476	4,151
Secured by 1-4 family residential,
secured by first deeds of trust	3,555,198	27,332	4,656,755	44,009
Secured by 1-4 family residential,
secured by second deeds of trust	58,710	508	117,420	1,684
Total consumer real estate	4,048,884	31,835	5,246,651	49,844
Commercial and industrial loans
(except those secured by real estate)	1,873,540	25,072	1,873,540	32,588
Consumer and other	-	-	-	-
	$21,285,945	$118,255	$29,259,129	$173,420

Total
Construction and land development
Residential	$1,301,243	$7,401	$978,503	$11,741
Commercial	22,878,382	64,732	31,495,422	190,049
Total construction and land development	24,179,625	72,133	32,473,925	201,790
Commercial real estate
Farmland	524,745	15,405	1,049,489	15,405
Commercial real estate - owner occupied	16,436,590	104,504	17,048,289	272,345
Commercial real estate - non-owner occupied	12,005,429	131,607	14,161,527	275,679
Multifamily	777,933	27,298	942,216	27,298
Total commercial real estate	29,744,697	278,814	33,201,521	590,727
Consumer real estate
Home equity lines	2,074,939	31,950	2,359,826	37,130
Secured by 1-4 family residential,
secured by first deeds of trust	15,148,972	152,636	17,758,463	274,764
Secured by 1-4 family residential,
secured by second deeds of trust	813,632	10,938	1,138,998	19,796
Total consumer real estate	18,037,543	195,524	21,257,287	331,690
Commercial and industrial loans
(except those secured by real estate)	3,397,814	38,369	3,666,292	54,497
Consumer and other	199,919	445	38,578	1,093
	$75,559,598	$585,285	$90,637,603	$1,179,797

Included in impaired loans are loans classified as troubled debt restructurings (TDRs).  A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrowers financial difficulties that it would not otherwise consider.  For loans classified as impaired TDRs, the Company further evaluates the loans as performing or nonperforming.  If, at the time of restructure, the loan is not considered nonaccrual, it will be classified as performing.  TDRs originally classified as nonperforming are able to be reclassified as performing if, subsequent to restructure, they experience six months of payment performance according to the restructured terms.  The following is a summary of performing and nonaccrual TDRs and the related specific valuation allowance by portfolio segment as of the dates indicated:

	Three Months Ended June 30, 2013
				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance

Construction and land development
Commercial	$2,820,664	$1,756,914	$1,063,750	$527,484
Total construction and land development	2,820,664	1,756,914	1,063,750	527,484
Commercial and industrial loans
(except those secured by real estate)	382,545	-	382,545	36,764
	$3,203,209	$1,756,914	$1,446,295	$564,248

	Six Months Ended June 30, 2013
				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance

Construction and land development
Commercial	$6,231,352	$4,324,695	$1,906,657	$582,084
Total construction and land development	6,231,352	4,324,695	1,906,657	582,084
Commercial real estate
Commercial real estate - owner occupied	7,627,826	7,161,572	466,254	362,445
Commercial real estate - non-owner occupied	13,806,504	12,644,373	1,162,131	136,734
Multifamily	3,020,236	3,020,236	-	-
Total commercial real estate	24,454,566	22,826,181	1,628,385	499,179
Consumer real estate
Secured by 1-4 family residential,
secured by first deeds of trust	7,205,569	3,648,382	3,557,187	49,610
Secured by 1-4 family residential,
secured by second deeds of trust	349,192	349,192	-	-
Total consumer real estate	7,554,761	3,997,574	3,557,187	49,610
Commercial and industrial loans
(except those secured by real estate)	644,047	122,848	521,199	40,904
	$38,884,726	$31,271,298	$7,613,428	$1,171,777

	December 31, 2012
				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance

Construction and land development
Commercial	$6,116,248	$3,728,403	$2,387,845	$-
Total construction and land development	6,116,248	3,728,403	2,387,845	-
Commercial real estate
Commercial real estate - owner occupied	8,881,257	6,373,122	2,508,135	3,321
Commercial real estate - non-owner occupied	13,266,992	12,805,727	461,265	-
Multifamily	2,825,274	2,825,274	-	-
Total commercial real estate	24,973,523	22,004,123	2,969,400	3,321
Consumer real estate
Home equity lines	-	-	-	-
Secured by 1-4 family residential,
secured by first deeds of trust	7,011,329	3,431,124	3,580,205	15,633
Secured by 1-4 family residential,
secured by second deeds of trust	338,344	-	338,344	43,456
Total consumer real estate	7,349,673	3,431,124	3,918,549	59,089
Commercial and industrial loans
(except those secured by real estate)	380,427	5,803	374,624	39,243

Total	$38,819,871	$29,169,453	$9,650,418	$101,653

The following table provides information about TDRs identified during the indicated periods:

	Three Months Ended
	June 30, 2013
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded
	Loans	Balance	Balance

Construction and land development
Commercial	5	$2,820,664	$2,820,664
Total construction and land development	5	2,820,664	2,820,664
Commercial and industrial loans
(except those secured by real estate)	1	382,545	382,545
Consumer and other	-	-	-
	6	$3,203,209	$3,203,209

	Three Months Ended
	June 30, 2012
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded
	Loans	Balance	Balance

Construction and land development
Commercial	4	$625,764	$625,764
Total construction and land development	4	625,764	625,764
Commercial real estate:
Farmland		-	-
Commercial real estate - owner occupied	1	1,398,661	1,398,661
Commercial real estate - non-owner occupied	1	2,626,306	2,626,306
Multifamily	-	-	-
Total commercial real estate	2	4,024,967	4,024,967
Consumer real estate
Secured by 1-4 family residential, secured by first deeds of trust	2	416,598	416,598
Secured by 1-4 family residential, secured by second deeds of trust	-	-	-
Total consumer real estate	2	416,598	416,598
	8	$5,067,329	$5,067,329

There were no TDRs in default identified for the three month period ended June 30, 2013 and June 30, 2012.

	Six Months Ended
	June 30, 2012
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded
	Loans	Balance	Balance

Construction and land development
Residential	5	$360,343	$360,343
Commercial	17	4,890,578	4,890,578
Total construction and land development	22	5,250,921	5,250,921
Commercial real estate
Commercial real estate - non-owner occupied	3	5,185,649	5,185,649
Multifamily	-	-	-
Total commercial real estate	3	5,185,649	5,185,649
Consumer real estate
Home equity lines	1	349,192	349,192
Secured by 1-4 family residential, secured by first deeds of trust	36	3,578,561	3,578,561
Secured by 1-4 family residential, secured by second deeds of trust	1	69,815	69,815
Total consumer real estate	38	3,997,568	3,997,568
Commercial and industrial loans (except those secured by real estate)	6	269,659	269,659
	69	$14,703,797	$14,703,797

	Six Months Ended
	June 30, 2012
	Number of	Recorded
Defaults on TDRs	Loans	Balance
Construction and land development
Residential	4	357,843
Commercial	18	6,295,206
Total construction and land development	22	6,653,049
Commercial real estate
Commercial real estate - owner occupied	3	537,029
Commercial real estate - non-owner occupied	1	1,200,035
Multifamily	4	1,737,064
Total commercial real estate
Consumer real estate
Home equity lines	1	343,937
Secured by 1-4 family residential, secured by first deeds of trust	31	3,910,895
Secured by 1-4 family residential, secured by second deeds of trust	1	69,815
Total consumer real estate	33	4,324,647
Commercial and industrial loans (except those secured by real estate)	5	263,107
Total	64	$12,977,867

	Six Months Ended			Year Ended
	June 30, 2013			December 31, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Construction and land development
Commercial	6	$3,025,165	$3,025,165	6	$653,612	$653,612
Total construction and land development	6	3,025,165	3,025,165	6	$653,612	653,612
Commercial real estate						-
Farmland		-	-			-
Commercial real estate - owner occupied	4	274,353	274,353	1	522,715	522,715
Commercial real estate - non-owner occupied	-	-	-	6	2,102,231	2,102,231
Total commercial real estate	4	274,353	274,353	7	2,624,946	2,624,946
Consumer real estate
Secured by 1-4 family residential,
secured by first deeds of trust	4	435,131	435,131	25	5,570,245	5,570,245
Secured by 1-4 family residential,
secured by second deeds of trust	-	-	-	1	338,344	338,344
Total consumer real estate	4	435,131	435,131	26	5,908,589	5,908,589
Commercial and industrial loans
(except those secured by real estate)	1	382,545	382,545	1	117,813	117,813
Total	15	4,117,194	4,117,194	40	9,304,960	9,304,960

	Six Months Ended			Year Ended
	June 30, 2013			December 31, 2012
	Number of	Recorded		Number of	Recorded
Defaults on TDRs	Loans	Balance		Loans	Balance
Construction and land development
Commercial	-	$-		8	$2,387,845
Total construction and land development	-	-		8	2,387,845
Commercial real estate
Commercial real estate - owner occupied	1	597,890		2	2,053,276
Commercial real estate - non-owner occupied	-	-		1	461,265
Multifamily	1	597,890		3	2,514,541
Total commercial real estate
Consumer real estate
Secured by 1-4 family residential,
secured by first deeds of trust	3	1,212,515		8	3,302,827
Secured by 1-4 family residential,
secured by second deeds of trust	-	-		1	338,344
Total consumer real estate	3	1,212,515		9	3,641,171
Commercial and industrial loans
(except those secured by real estate)	-	-		4	257,136
Total	4	$1,810,405		24	$8,800,693

Activity in the allowance for loan losses is as follows for the periods indicated:

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Three Months Ended June 30, 2013
Construction and land development
Residential	$495,192	$-	$-	$100,450	$595,642
Commercial	4,542,126	-	(11,051)	246,458	4,777,533
Commercial real estate
Farmland	808,000	-	-	-	808,000
Commercial real estate - owner occupied	1,222,485	-	(139,000)	42,649	1,126,134
Commercial real estate - non-owner occupied	560,784	-	(253,517)	-	307,267
Multifamily	23,434	-	-	-	23,434
Consumer real estate			-
Home equity lines	603,678	-	(189,007)	-	414,671
Secured by 1-4 family residential,
secured by first deeds of trust	1,022,995	-	(531,861)	13,008	504,142
Secured by 1-4 family residential,
secured by second deeds of trust	11,622	-	-	2,246	13,868
Commercial and industrial loans
(except those secured by real estate)	929,199	-	(62,412)	79,627	946,414
Consumer and other	100,450	-	(10,466)	2,688	92,672

Total	$10,319,965	$-	$(1,197,314)	$487,126	$9,609,777

Three Months Ended June 30, 2012
Construction and land development
Residential	$629,376	$705,264	$(735,536)	$450	$599,554
Commercial	6,279,552	508,283	(2,226,005)	500	4,562,330
Commercial real estate
Farmland	-	-	-	-	-
Commercial real estate - owner occupied	1,846,730	954,663	(280,486)	-	2,520,907
Commercial real estate - non-owner occupied	762,385	860,313	(222,605)	-	1,400,093
Multifamily	91,775	953	-	-	92,728
Consumer real estate
Home equity lines	770,598	174,830	(169,321)	626	776,733
Secured by 1-4 family residential,
secured by first deeds of trust	1,341,501	2,301,071	(1,623,629)	20,004	2,038,947
Secured by 1-4 family residential,
secured by second deeds of trust	335,352	41,730	(5,970)	4,440	375,552
Commercial and industrial loans
(except those secured by real estate)	2,181,803	951,701	(895,380)	107,121	2,345,245
Consumer and other	122,881	161,192	(132,510)	2,070	153,633

Total	$14,361,953	$6,660,000	$(6,291,442)	$135,211	$14,865,722

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Six Months Ended June 30, 2013
Construction and land development
Residential	$494,742	$-	$-	$100,900	$595,642
Commercial	4,611,410	15,000	(95,335)	246,458	4,777,533
Commercial real estate
Farmland	-	808,000	-	-	808,000
Commercial real estate - owner occupied	1,358,863	-	(275,379)	42,650	1,126,134
Commercial real estate - non-owner occupied	816,852	-	(509,585)	-	307,267
Multifamily	23,434	-	-	-	23,434
Consumer real estate			-
Home equity lines	658,135	-	(243,664)	200	414,671
Secured by 1-4 family residential,
secured by first deeds of trust	1,358,102	-	(874,994)	21,034	504,142
Secured by 1-4 family residential,
secured by second deeds of trust	223,307	-	(214,720)	5,281	13,868
Commercial and industrial loans
(except those secured by real estate)	1,161,654	-	(351,243)	136,003	946,414
Consumer and other	101,328	-	(14,229)	5,573	92,672

Total	$10,807,827	$823,000	$(2,579,149)	$558,099	$9,609,777

Six Months Ended June 30, 2012
Construction and land development
Residential	$704,728	$688,712	$(794,786)	$900	$599,554
Commercial	6,798,177	1,536,857	(3,773,205)	501	4,562,330
Commercial real estate
Farmland	-	-	-	-	-
Commercial real estate - owner occupied	1,496,466	1,333,927	(309,486)	-	2,520,907
Commercial real estate - non-owner occupied	1,548,899	164,343	(313,354)	205	1,400,093
Multifamily	406,635	(313,907)	-	-	92,728
Consumer real estate
Home equity lines	860,307	206,929	(291,820)	1,317	776,733
Secured by 1-4 family residential,
secured by first deeds of trust	1,881,470	2,666,051	(2,589,378)	80,804	2,038,947
Secured by 1-4 family residential,
secured by second deeds of trust	397,504	170,024	(196,609)	4,633	375,552
Commercial and industrial loans
(except those secured by real estate)	1,655,713	1,710,826	(1,155,782)	134,488	2,345,245
Consumer and other	321,525	231,238	(402,305)	3,175	153,633

Total	$16,071,424	$8,395,000	$(9,826,725)	$226,023	$14,865,722

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Year Ended December 31, 2012
Construction and land development
Residential	$704,728	$542,067	$(797,286)	$45,233	$494,742
Commercial	6,798,177	3,444,160	(5,645,064)	14,137	4,611,410
Commercial real estate
Farmland	-	-	-	-	-
Commercial real estate - owner occupied	1,496,466	623,552	(961,155)	200,000	1,358,863
Commercial real estate - non-owner occupied	1,548,899	(300,898)	(431,354)	205	816,852
Multifamily	406,635	(373,238)	(9,963)	-	23,434
Consumer real estate
Home equity lines	860,307	668,614	(883,848)	13,062	658,135
Secured by 1-4 family residential,
secured by first deeds of trust	1,881,470	2,610,905	(3,220,072)	85,799	1,358,102
Secured by 1-4 family residential,
secured by second deeds of trust	397,504	468,192	(663,135)	20,746	223,307
Commercial and industrial loans
(except those secured by real estate)	1,655,713	1,230,555	(1,879,517)	154,903	1,161,654
Consumer and other	321,525	181,091	(408,302)	7,014	101,328

Total	$16,071,424	$9,095,000	$(14,899,696)	$541,099	$10,807,827

Loans were evaluated for impairment as follows for the periods indicated:

	Loans Evaluated for Impairment
	Individually	Collectively	Total
Six Months Ended June 30, 2013
Construction and land development
Residential	$576,000	$3,258,697	$3,834,697
Commercial	21,446,891	12,018,304	33,465,195
Commercial real estate
Farmland	1,347,677	1,177,757	2,525,434
Commercial real estate - owner occupied	51,852,533	23,263,020	75,115,553
Commercial real estate - non-owner occupied	34,585,239	11,210,772	45,796,011
Multifamily	6,684,151	2,167,572	8,851,723
Consumer real estate
Home equity lines	1,968,634	20,795,809	22,764,443
Secured by 1-4 family residential,
secured by first deeds of trust	12,419,966	60,187,979	72,607,945
Secured by 1-4 family residential,
secured by second deeds of trust	545,416	7,789,585	8,335,001
Commercial and industrial loans
(except those secured by real estate)	12,177,424	17,535,815	29,713,239
Consumer and other	-	2,606,784	2,606,784

Total	$143,603,931	$162,012,094	$305,616,025

Year Ended December 31, 2012
Construction and land development
Residential	$1,247,709	$1,597,885	$2,845,594
Commercial	27,351,857	13,857,974	41,209,831
Commercial real estate
Farmland	1,391,501	1,189,796	2,581,297
Commercial real estate - owner occupied	67,167,587	25,604,945	92,772,532
Commercial real estate - non-owner occupied	41,801,577	12,749,240	54,550,817
Multifamily	6,461,639	1,516,750	7,978,389
Consumer real estate
Home equity lines	2,185,040	23,336,357	25,521,397
Secured by 1-4 family residential,
secured by first deeds of trust	15,526,551	65,261,874	80,788,425
Secured by 1-4 family residential,
secured by second deeds of trust	557,600	8,959,645	9,517,245
Commercial and industrial loans
(except those secured by real estate)	15,101,291	19,282,826	34,384,117
Consumer and other	-	2,760,622	2,760,622

Total	$178,792,352	$176,117,914	$354,910,266

Note 6 – Deposits

Deposits as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%

Demand accounts	$60,572,546	14.5%	$57,049,348	13.1%
Interest checking accounts	42,512,454	10.1%	45,861,199	10.5%
Money market accounts	66,403,772	15.8%	66,007,160	15.1%
Savings accounts	20,565,473	4.9%	20,922,112	4.8%
Time deposits of $100,000 and over	106,224,844	25.4%	113,332,481	26.0%
Other time deposits	122,716,249	29.3%	133,150,662	30.5%

Total	$418,995,338	100.0%	$436,322,962	100.0%

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at June 30, 2013 was 2.42%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  No amounts have been redeemed at June 30, 2013 and there are no plans to do so.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends.  In consideration of our agreements with our regulators, which require regulatory approval to make interest payments on these securities, the Company has deferred an aggregate of $768,740 in interest payments on the junior subordinated debt securities as of June 30, 2013.  The Company has been deferring interest payments since June 2011.  Although we elected to defer payment of the interest due, the amount has been accrued and is included in interest expense in the consolidated statement of operations.

Note 8 – Stock incentive plan

The Company has a stock incentive plan which authorizes the issuance of up to 555,000 shares of common stock to assist the Company in recruiting and retaining key personnel.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Six Months Ended June 30,
	2013				2012
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	255,630	$9.48	$4.70		264,980	$9.48	$4.70
Granted	-	-	-		-	-	-
Forfeited	(3,000)	7.70	4.99		(3,450)	4.98	3.12
Exercised	-	-	-		-	-	-
Options outstanding,
end of period	252,630	$9.57	$4.64	$ -	261,530	$9.71	$4.73	$ -
Options exercisable,
end of period	247,630				261,530

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of June 30, 2013 and 2012 was $2,007 and $1,666 respectively.  The time based unamortized compensation of $2,007 is expected to be recognized over a weighted average period of 2.08 years.

Stock-based compensation expense was $483 and $5,511 for the six months ended June 30, 2013 and 2012, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates:

	Fair Value Measurement
	at June 30, 2013 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$42,912	$4,218	$38,694	$-
MBS	1,261	-	1,261	-
Municipals	13,894	-	13,894	-
Residential loans held for sale	19,759	-	19,759	-
			-
Financial Assets - Non-Recurring
Impaired loans	52,957	-	45,907	7,050
Real estate owned	22,044	-	21,048	996

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

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at June 30, 2013:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
	(In thousands)

Impaired Loans -Real Estate Secured	$5,961	Appraisal (1) or Internal Valuation (2)	Appraisal Adjustments Liquidation Expenses (3)	10%-30%
Impaired Loans - Non-Real Estate Secured	$1,089	Appraisal (1) or Discounted Cash Flow	Appraisal Adjustments Liquidation Expenses (3)	10%-20%
Real Estate Owned	$996	Appraisal (1) or Internal Valuation (2)	Appraisal Adjustments Liquidation Expenses (3)	7%-30%

(1) Fair Value is generally determined through independent appraisals of the underlying collateral, which generally included various level 3 inputs which are not identifiable
(2) Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances
(3) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses

The following table presents the changes in the Level 3 fair value category for the six months ended June 30, 2013.

	Impaired	Real Estate
	Loans	Owned	Total Assets
	(In thousands)

Balance at December 31, 2012	$7,759	$1,529	$9,288

Total realized and unrealized gains (losses)
Included in earnings	-	(224)	(224)
Included in other comprehensive income	-	-	-
Net transfers in and/or out of Level 3	(709)	(309)	(1,018)

Balance at June 30, 2013	$7,050	$996	$8,046

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

Village Bank
Fair Value - Financial Instruments Summary
June 30, 2013

		June 30,		December 31,
		2013		2012
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value

Financial assets
Cash	Level 1	$11,880,261	$11,880,261	$13,945,105	$13,945,105
Cash equivalents	Level 2	36,085,297	36,085,297	39,185,837	39,185,837
Investment securities available for sale	Level 1	4,217,587	4,217,587	7,918,420	7,918,420
Investment securities available for sale	Level 2	53,849,040	53,849,040	17,235,626	17,235,626
Federal Home Loan Bank stock	Level 2	1,642,300	1,642,300	2,121,900	2,121,900
Loans held for sale	Level 2	19,759,383	19,759,383	24,188,384	24,188,384
Loans	Level 2	243,784,485	251,039,010	290,115,508	294,476,846
Impaired loans	Level 2	45,906,895	45,906,895	47,016,065	47,016,065
Impaired loans	Level 3	7,050,391	7,050,391	7,758,689	7,758,689
Other real estate owned	Level 2	21,047,658	21,047,658	18,675,164	18,675,164
Other real estate owned	Level 3	995,976	995,976	1,528,527	1,528,527
Bank owned life insurance	Level 3	6,671,315	6,671,315	6,575,018	6,575,018
Accrued interest receivable	Level 2	1,796,514	1,796,514	1,676,518	1,676,518

Financial liabilities
Deposits	Level 2	418,995,338	421,493,892	436,322,962	437,644,329
FHLB borrowings	Level 2	23,000,000	23,275,451	28,000,000	28,424,029
Trust preferred securities	Level 2	8,764,000	7,274,120	8,764,000	7,537,040
Other borrowings	Level 2	4,425,432	4,425,432	4,851,811	4,851,811
Accrued interest payable	Level 2	1,033,000	1,033,000	911,635	911,635

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

As required by the Federal Reserve Bank of Richmond, the Company notified the U.S. Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  The total arrearage on such preferred stock as of June 30, 2013 was $1,750,137.  This amount has been accrued for and is included in other liabilities in the consolidated balance sheet.

In June 2012 the Treasury asked to allow an observer at the Company’s meetings of its board of directors.  The observer started attending board meetings in August 2012.  The Treasury has the contractual right to nominate up to two members to the board of directors upon the Company’s sixth missed dividend payment.  The Company has deferred nine dividend payments as of June 30, 2013.  However, Treasury has not indicated that it will nominate two directors to the board of directors.

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

The Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated:

	June 30,	December 31,
	2013	2012

Undisbursed credit lines	$35,450,000	$35,780,000
Commitments to extend or originate credit	20,106,000	25,016,000
Standby letter of credit	3,213,000	3,314,000

Total commitments to extend credit	$58,769,000	$64,110,000

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

Note 12 – Income Taxes

The net deferred tax asset is included in other assets on the balance sheet.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  The deferred tax assets are analyzed quarterly for changes affecting realization.  Management determined that as of June 30, 2013, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance for all the net deferred tax asset that is dependent on future earnings of the Company of approximately $10,158,000.

Note 13 – Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU requires an entity to report, either on the face of the income statement or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the income statement if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts. This ASU is effective prospectively in the first quarter of 2013, and is not expected to have a material effect on the Company’s consolidated financial statements.  See Statement of Changes in Comprehensive income (loss).

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

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	a decline in loan volume of Village Bank Mortgage Corporation as a result of the activity in the residential real estate market;
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

Although we endeavor to minimize the credit risk inherent in the Company’s loan portfolio, we must necessarily make various assumptions and judgments about the collectability of the loan portfolio based on our experience and evaluation of economic conditions.  If such assumptions or judgments prove to be incorrect, the current allowance for loan losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income.  Over the last four years, the Company has recorded record provisions for loan losses due primarily to deteriorating quality of loans collateralized by real estate located in its principal market area.

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

Beginning in 2012, our business strategy included efforts to reduce our total assets and liabilities due to a continued depressed economy as well as capital limitations at the time.  These efforts resulted in declines of approximately $72 million in total assets and approximately $60 million in total liabilities in 2012.  With the sale of a branch completed in the first quarter of 2013, we further reduced our total assets by approximately $26 million and liabilities by approximately $23 million.  This strategy helped strengthen our regulatory capital ratios in 2012 and through the second quarter of 2013.  While we do not anticipate significant growth for the remainder of 2013, we do not expect to continue our efforts to reduce total assets and liabilities.

Results of operations

The following represents management’s discussion and analysis of the financial condition of the Company at June 30, 2013 and December 31, 2012 and the results of operations for the Company for the three and six months ended June 30, 2013 and 2012.  This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly report.

Income statement analysis

Summary

For the three months ended June 30, 2013, the Company had net income of $589,000 and net income available to common shareholders of $368,000 or $0.09 per fully diluted share, compared to net loss of $(9,736,000) and net loss available to common shareholders of $(9,922,000), or $(2.33) per fully diluted share, for the same period in 2012.  For the six months ended June 30, 2013, the Company had a net income totaling $78,000 and a net loss available to common shareholders of $(365,000), or $(0.09) per fully diluted share, compared to net loss totaling $(11,137,000) and a net loss available to common shareholders of $(11,543,000), or $(2.72) per share on a fully diluted share, for the same period in 2012.  This represents increases in net income before the accrual of preferred stock dividends of $10,325,000 and $11,215,000, for the three and six month periods, respectively.

The components of these increases in net income before accrual of preferred stock dividends are presented following:

	Three Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2013

Decrease in net interest income	$(632,000)	$(963,000)
Decrease in provision for loan losses	6,660,000	7,572,000
Increase in noninterest income	322,000	1,153,000
Decrease (increase) in noninterest expense	93,000	(429,000)
Decrease in income tax expense	3,882,000	3,882,000

	$10,325,000	$11,215,000

The primary drivers in the improvement in our profitability were the decline in the provision for loan losses and the decrease in tax expense.  The decrease in the provision for loan losses was attributable to an improving loan portfolio as well as a decline in need due to the decline in total loans.  This is consistent with the first quarter of 2013.  However, as we resolve nonperforming loans through foreclosure, costs associated with foreclosed real estate will continue to be a significant expense.  The decrease in income tax expense was due to management’s determination in 2012 that a valuation allowance was necessary on its deferred tax asset which resulted in income tax expense.

The decrease in net interest income was primarily a result of a decline in our loan portfolio in line with our asset reduction strategy.  The increase in noninterest income is attributable to the gain on sale of a branch of $598,000 in the first quarter of 2013 and increased gain on sale of loans by our mortgage company.  Our mortgage company’s profit increased in the first six months of 2013 compared to the same period of 2012 by $203,000 as a result of closing $142,213,000 in mortgage loans for the first two quarters of 2013 compared to $140,359,000 for the same period in 2012.

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

Net interest income for the second quarter of $3,720,000 represents a decrease of $(632,000), or 15%, compared to the second quarter of 2012, and a decrease of $(369,000), or 9%, compared to the first quarter of 2013.

Compared to the second quarter of 2012, average interest-earning assets for the second quarter of 2013 decreased by $50,974,000, or 11%.  The decrease in interest-earning assets was due primarily to decreases in portfolio loans of $89,039,000, offset by increases in investment securities of $7,996,000 and federal funds sold of $29,287,000.  This decline in average interest earning assets is consistent with our asset reduction strategy.

Net interest income of $7,809,000 for the first six months of 2013 represents a decrease of $(964,000), or 11%, compared to the same period in 2012.

Compared to the first six months of 2012, average interest-earning assets for the same period of 2013 decreased by $58,167,000, or 12%.  The decrease in interest-earning assets was due primarily to decreases in portfolio loans of $81,706,000, offset by increases in investment securities of $3,388,000 and federal funds sold of $18,214,000.  This decline in average interest earning assets is consistent with our asset reduction strategy.

Average interest-bearing liabilities for the second quarter of 2013 decreased by $40,262,000, or 9%, compared to the second quarter of 2012.  The decrease in interest-bearing liabilities was due to declines in average deposits of $32,539,000.  The average cost of interest-bearing liabilities decreased to 1.21% for the six months ended 2013 from 1.41% for the six months ended 2012.  The principal reason for the decrease in liability costs was the maintenance of short-term interest rates at a low level by the Federal Reserve.  The continuing low interest rates have allowed us to reduce our costs of funds as certificates of deposit and borrowings mature.  See our discussion of interest rate sensitivity below for more information.

The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial services industry to determine how profitably earning assets are funded.  Our net interest margin over the last several quarters is provided in the following table:

Net
Interest
Quarter Ended	Margin

June 30, 2012	3.65%
September 30, 2012	3.70%
December 31, 2012	4.25%
March 31, 2013	3.79%
June 30, 2013	3.50%

The significant increase in the net interest margin in the fourth quarter of 2012 is attributable to the recapture of interest on returning approximately $14.4 million of nonaccrual loans to accrual status during the quarter.  The decline in the net interest margin for the second quarter of 2013 is primarily a result of a decline in portfolio loans of $18,388,000 during the period.  Portfolio loans are our highest yielding asset and the current lending environment is very competitive.

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

Average Balance Sheets
(in thousands)

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$316,134	$4,476	5.68%	$405,173	$5,448	5.39%
Loans held for sale	16,904	146	3.46%	16,122	166	4.13%
Investment securities	44,239	239	2.17%	36,243	215	2.38%
Federal funds and other	49,347	28	0.23%	20,060	12	0.24%
Total interest earning assets	426,624	4,889	4.60%	477,598	5,841	4.91%

Allowance for loan losses and deferred fees	(9,797)			(14,161)
Cash and due from banks	12,180			13,796
Premises and equipment, net	23,857			26,428
Other assets	36,768			37,444

Total assets	$489,632			$541,105

Interest bearing deposits
Interest checking	$42,383	$27	0.26%	$42,711	$36	0.34%
Money market	65,307	49	0.30%	68,860	70	0.41%
Savings	20,299	17	0.34%	17,752	22	0.50%
Certificates	230,822	857	1.49%	262,106	1,118	1.71%
Total	358,811	950	1.06%	391,429	1,246	1.28%
Borrowings	39,260	219	2.24%	44,941	244	2.18%
Total interest bearing liabilities	398,071	1,169	1.18%	436,370	1,490	1.37%
Noninterest bearing deposits	58,585			64,405
Other liabilities	8,043			5,295
Total liabilities	464,699			506,070
Equity capital	24,933			35,034
Total liabilities and capital	$489,632			$541,104

Net interest income before provision for
loan losses		$3,720			$4,351

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.42%			3.54%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.50%			3.65%

Average Balance Sheets
(in thousands)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$330,797	$9,453	5.76%	$412,503	$11,217	5.47%
Loans held for sale	16,554	312	3.80%	14,617	297	4.08%
Investment securities	37,163	427	2.32%	33,775	366	2.18%
Federal funds and other	47,572	53	0.22%	29,358	32	0.22%
Total interest earning assets	432,086	10,245	4.78%	490,253	11,912	4.89%
				-
Allowance for loan losses and deferred fees	(10,202)			(13,020)
Cash and due from banks	12,667			14,553
Premises and equipment, net	24,689			26,569
Other assets	37,371			35,348
				-
Total assets	$496,611			$553,703
				-
Interest bearing deposits				$-
Interest checking	$42,854	$62	0.29%	42,439	$76	0.36%
Money market	65,797	110	0.34%	71,141	146	0.41%
Savings	20,601	40	0.39%	16,969	43	0.51%
Certificates	238,323	1,781	1.51%	269,565	2,339	1.74%
Total	367,575	1,993	1.09%	400,114	2,604	1.31%
Borrowings	39,457	443	2.26%	47,180	535	2.28%
Total interest bearing liabilities	407,032	2,436	1.21%	447,294	3,139	1.41%
Noninterest bearing deposits	56,910			63,808
Other liabilities	7,577			4,423
Total liabilities	471,519			515,525
Equity capital	25,092			38,177
Total liabilities and capital	$496,611			$553,702

Net interest income before provision for
loan losses		$7,809			$8,773

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.57%			3.48%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.64%			3.60%

Provision for loan losses

The Company did not record a provision for loan losses for the three months ended June 30, 2013 compared to $6,660,000 for the three months ended June 30, 2012.  The provision for loan losses for the six months ended June 30, 2012 was $823,000 compared to $8,395,000 for the six months ended June 30, 2012.  The declines in the provision for loan losses for the first three and six month periods of 2013 were primarily driven by an $82 million decline in loans outstanding from June 30, 2012 to June 30, 2013 as well as a decline in the impairment on specific nonperforming loans.  While we are encouraged by this decline in the provision for loan losses, overall asset quality continues to be a concern as there continues to be uncertainty in the economy and the level of nonperforming assets remains significant.

Noninterest income

Noninterest income increased from $3,135,000 for the three months ended June 30, 2012 to $3,458,000 for the three months ended June 30, 2013, an increase of $323,000, or 10%.  The increase in noninterest income is primarily a result of higher gains on loan sales from increased loan activity by our mortgage banking subsidiary of $181,000, higher service charges and fees of $93,000 and a gain on sale of securities of $27,000.  Noninterest income also increased from $5,858,000 for the first six months of 2012 to $7,012,000 for the first six months of 2013, an increase of $1,153,000, or 20%.  The increase in noninterest income is primarily a result of higher gains on sale of loans of $386,000 and the gain on the sale of the Robious branch of $598,000 in the first quarter of 2013.

Mortgage loan originations by our mortgage company increased only slightly by $1,854,000, or 1%, for the first six months of 2013 compared to the same period in 2012.  However, proceeds from the sale of mortgage loans increased by $10,230,000 for the same comparative periods.  Of the total loan production in 2013, 35% were refinancings of existing mortgages and 65% were for new home purchases.  If rates were to continue to increase in 2013, mortgage production could be adversely affected.

Noninterest expense

Noninterest expense for the three months ended June 30, 2013 was $6,588,000 compared to $6,681,000 for the three months ended June 30, 2012, a decrease of $93,000, or 1%.  The more significant decreases in noninterest expense occurred in expenses related to professional and outside services of $96,000, loan underwriting of $72,000, occupancy expense of $67,000 and FDIC assessment of $99,000.  These declines were offset by increases in salaries and benefits of $213,273 and expenses related to foreclosed real estate of $74,000.

Noninterest expense for the six months ended June 30, 2013 totaled $13,920,000, an increase of $429,000, or 3%, from $13,491,000 for the six months ended June 30, 2012.  Expenses related to foreclosed real estate increased by $478,000, and salaries and benefits increased by $554,000.  These increases were offset by decreases in loan underwriting of $228,000, FDIC assessment of $119,000, accounting and auditing expense of $138,000 and occupancy expense of $91,000.

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

The net deferred tax asset is included in other assets on the balance sheet.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  The deferred tax assets are analyzed quarterly for changes affecting realization.  Management determined that as of December 31, 2012, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance on its net deferred tax asset of approximately $10,158,000.  Based on quarterly analysis for changes affecting realization of the net deferred tax asset management believes that the valuation allowance established at December 31, 2012 is adequate and did not recognize any additional valuation allowance on its net deferred tax asset at June 30, 2013.  The net operating losses available to offset future taxable income amounted to $13,900,000 at June 30, 2013 and expire through 2030.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded a franchise tax expense of $82,000 the six months ended June 30, 2012.  Due to the Company’s adjusted capital level we were not subject to franchise tax expense in the first six months of 2013.

Balance Sheet Analysis

Our total assets decreased to $483,983,000 at June 30, 2013 from $510,087,000 at December 31, 2012, a decrease of $26,104,000, or 5%.  The branch sale discussed previously was the primary driver of this decline.  Net portfolio loans decreased by $48,148,000 during 2013, loans held for sale decreased by $4,429,000, liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) increased by $27,747,000,  and other real estate owned increased by $1,840,000.

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

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

Loan Portfolio, Net
(In thousands)

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
Construction and land development
Residential	$3,835	1.25%	$2,845	0.80%
Commercial	33,465	10.95%	41,210	11.61%
Total construction and land development	37,300	12.20%	44,055	12.41%
Commercial real estate
Farmland	2,525	0.83%	2,581	0.73%
Commercial real estate - owner occupied	75,116	24.58%	92,773	26.14%
Commercial real estate - non-owner occupied	45,796	14.98%	54,551	15.37%
Multifamily	8,852	2.90%	7,979	2.25%
Total commercial real estate	132,289	43.29%	157,884	44.49%
Consumer real estate
Home equity lines	22,764	7.46%	25,521	7.19%
Secured by 1-4 family residential,
secured by first deeds of trust	72,608	23.76%	80,788	22.76%
Secured by 1-4 family residential,
secured by second deeds of trust	8,335	2.72%	9,517	2.68%
Total consumer real estate	103,707	33.94%	115,827	32.63%
Commercial and industrial loans
(except those secured by real estate)	29,713	9.72%	34,384	9.69%
Consumer and other	2,607	0.85%	2,761	0.78%

Total loans	305,616	100.0%	354,910	100.0%
Deferred loan cost (unearned income), net	736		788
Less: Allowance for loan losses	(9,610)		(10,808)

	$296,742		$344,890

The decline in our total loan portfolio was primarily due to the branch sale which included the sale of approximately $12 million in loans, as well as management’s strategy to decrease our level of assets to improve our regulatory capital ratios and reduce our overhead expenses.

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

The allowance for loan losses at June 30, 2013 was $9,610,000, compared to $10,808,000 at December 31, 2012.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at June 30, 2013 and December 31, 2012 was 3.14% and 3.04%, respectively.  The decrease in the allowance for loan losses for the first six months of 2013 was primarily a result of the decline in portfolio loans of $49,294,000 as well as significant charge-offs recognized during the quarter for which specific provisions for loan losses had been previously provided.  We believe the amount of the allowance for loan losses at June 30, 2013 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (in thousands).

Analysis of Allowance for Loan Losses
(In thousands)
	Six Months Ended
	June 30,
	2013	2012

Beginning balance	$10,808	$16,071
Provision for loan losses	823	8,395
Charge-offs
Construction and land development
Residential	-	(795)
Commercial	(95)	(3,773)
Commercial real estate
Farmland	-	-
Commercial real estate - owner occupied	(275)	(309)
Commercial real estate - non-owner occupied	(510)	(313)
Multifamily
Consumer real estate
Home equity lines	(244)	(292)
Secured by 1-4 family residential,
secured by first deeds of trust	(875)	(2,589)
Secured by 1-4 family residential,
secured by second deeds of trust	(215)	(197)
Commercial and industrial loans
(except those secured by real estate)	(351)	(1,156)
Consumer and other	(14)	(402)
	(2,579)	(9,827)
Recoveries
Construction and land development
Residential	101	1
Commercial	246	1
Commercial real estate
Farmland	-	-
Commercial real estate - owner occupied	43	-
Commercial real estate - non-owner occupied	-	-
Multifamily
Consumer real estate
Home equity lines	-	1
Secured by 1-4 family residential,
secured by first deeds of trust	21	81
Secured by 1-4 family residential,
secured by second deeds of trust	5	5
Commercial and industrial loans
(except those secured by real estate)	136	134
Consumer and other	6	3
	558	226
Net charge-offs	(2,021)	(9,601)

Ending balance	$9,610	$14,866

Loans outstanding at end of period (1)	$306,352	$393,787
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of period	3.14%	3.78%

Average loans outstanding for the period (1)	$330,797	$405,173
Ratio of net charge-offs to average loans
outstanding for the period	0.61%	2.37%

(1) Loans are net of unearned income.

The allowance for loan losses as a percentage of net loans decreased from 3.78% at June 30, 2012 to 3.14% at June 30, 2013 primarily as a result of significant charge-offs recognized during the prior year for which specific provisions for loan losses had been previously provided.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands).

	June 30,	December 31,	June 30,
	2013	2012	2012

Nonaccrual loans	$21,686	$25,605	$56,632
Foreclosed properties	22,044	20,204	17,677
Total nonperforming assets	$43,730	$45,809	$74,309

Restructured loans still accruing	$31,271	$38,820	$12,655

Loans past due 90 days and still accruing
(not included in nonaccrual loans above)	$-	$115	$199

Nonperforming assets to loans at end of period(1)	14.3%	12.9%	18.9%

Nonperforming assets to total assets	9.0%	9.0%	14.1%

Allowance for loan losses to nonaccrual loans	44.3%	42.2%	26.3%

(1) Loans are net of deferred fees and costs.

The following table presents an analysis of the changes in nonperforming assets for the six months ended June 30, 2013 (dollars in thousands).

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2012	$25,605	$20,204	$45,809
Additions, net	7,050	189	7,239
Transfers to OREO	(5,432)	5,432	-
Repayments	(2,965)	-	(2,965)
Charge-offs	(2,572)	(1,487)	(4,059)
Sales	-	(2,294)	(2,294)

Balance June 30, 2013	$21,686	$22,044	$43,730

The following table presents an analysis of the changes in nonperforming assets for the twelve months ended June 30, 2013 (dollars in thousands).

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance June 30, 2012	$56,632	$17,677	$74,309
Additions, net	1,959	848	2,807
Transfers to OREO	(15,341)	15,341	-
Repayments	(14,356)	-	(14,356)
Charge-offs	(7,208)	(3,222)	(10,430)
Sales		(8,600)	(8,600)

Balance June 30, 2013	$21,686	$22,044	$43,730

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

Of the total nonaccrual loans of $21,686,000 at June 30, 2013 that were considered impaired, 18 loans totaling $6,381,000 had specific allowances for loan losses totaling $1,931,000.  This compares to $25,605,000 in nonaccrual loans at December 31, 2012 of which 15 loans totaling $4,648,000 had specific allowances for loan losses of $1,338,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $1,231,000 and $2,018,000 for the six months ended June 30, 2013 and 2012, respectively.

Deposits

Deposits as of June 30, 2013 and December 31, 2011 were as follows:

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%

Demand accounts	$60,572,546	14.5%	$57,049,348	13.1%
Interest checking accounts	42,512,454	10.1%	45,861,199	10.5%
Money market accounts	66,403,772	15.8%	66,007,160	15.1%
Savings accounts	20,565,473	4.9%	20,922,112	4.8%
Time deposits of $100,000 and over	106,224,844	25.4%	113,332,481	26.0%
Other time deposits	122,716,249	29.3%	133,150,662	30.5%

Total	$418,995,338	100.0%	$436,322,962	100.0%

Total deposits decreased by $17,628,000, or 4.0%, from $436,323,000 at December 31, 2012 to $421,419,000 at June 30, 2013, as compared to a decrease of $35,101,000, or 7.2%, during the first six months of 2012.  Checking and savings accounts decreased by $182,000, money market accounts increased by $397,000 and time deposits decreased by $17,542,000.  The decline in time deposits was a result of the branch sale as well as repricing maturing time deposits at rates below market for noncore depositors.  The cost of our interest-bearing deposits declined to 1.09% for the first six months of 2013 compared to 1.31% for the first six months of 2012.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $23,000,000 and $28,000,000 at June 30, 2013 and December 31, 2012 respectively.  The FHLB advances are secured by the pledge of residential mortgage loans, investment securities and our FHLB stock.

Capital resources

Stockholders’ equity at June 30, 2013 was $22,901,000, compared to $24,965,000 at December 31, 2012.  On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the TARP Program).  The TARP Program is a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers.  Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 499,030 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Capital Purchase Program carries a 5% dividend until May 1, 2014, and 9% thereafter, unless the shares are redeemed by the Company.  The $(2,874,000) decrease in equity during the first six months of 2013 was primarily due to an unrealized loss of $(2,588,000) related to a decline in the market value of available for sale investments.  This decline in the market value of available for sale securities is attributable to an increase in interest rates during the second quarter.  As of June 30, 2013, we do not have the intent to sell any of these securities and we believe that it is more likely than not that we will not have to sell these securities before a recovery of cost.  The Bank has significant resources of liquidity other than these securities that will allow us to hold them.  Additionally, the securities could be pledged to obtain loans for liquidity if needed.

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

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the TARP program preferred stock or trust preferred capital notes without prior regulatory approval.  In addition, the Consent Order with the FDIC and BFI provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction in capital, without regulatory approval.  At June 30, 2013, the aggregate amount of the Company’s total accrued but deferred dividend payments on TARP was $1,750,137 and the interest payments on trust preferred capital notes was $768,740.

In June 2012 as a result of the unpaid dividends, Treasury requested that an observer appointed by Treasury be allowed to attend the Company’s meetings of its board of directors.  The observer started attending board meetings commencing in August 2012.  Treasury has the contractual right to nominate up to two members to the board of directors upon the Company’s sixth deferred dividend payment.  The Company has deferred nine dividend payments as of June 30, 2013.  However, Treasury has not indicated at this time it will nominate two directors to our board.

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

	June 30,	December 31,
	2013	2012

Tier 1 capital
Preferred stock	$59	$59
Common stock	17,007	17,007
Additional paid-in capital	40,706	40,705
Retained earnings (deficit)	(33,538)	(33,174)
Warrant Surplus	732	732
Discount on preferred stock	(125)	(199)
Qualifying trust preferred securities	3,216	3,306
Less intangible assets	(344)	(393)
Disallowed Deferred tax asset	-	-
Total equity	27,713	28,043
Total Tier 1 capital	27,713	28,043

Tier 2 capital
Qualifying trust preferred securities	5,548	5,458
Allowance for loan losses	4,351	4,795
Total Tier 2 capital	9,899	10,253

Total risk-based capital	37,612	38,296

Risk-weighted assets	$342,881	$377,572

Average assets	$485,326	$505,046

Capital ratios
Leverage ratio (Tier 1 capital to
average assets)	5.71%	5.55%
Tier 1 capital to risk-weighted assets	8.08%	7.43%
Total capital to risk-weighted assets	10.97%	10.14%
Equity to total assets	4.56%	4.89%

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands).

	June 30,	December 31,
	2013	2012

Tier 1 capital
Common stock	6,849	6,849
Additional paid-in capital	55,407	55,406
Retained earnings (deficit)	(28,628)	(28,925)
Less intangible assets	(344)	(393)
Total equity	33,284	32,937
Total Tier 1 capital	33,284	32,937

Tier 2 capital
Allowance for loan losses	4,326	4,769
Total Tier 2 capital	4,326	4,769

Total risk-based capital	37,610	37,706

Risk-weighted assets	$340,771	$375,451

Average assets	$484,938	$505,150

Capital ratios
Leverage ratio (Tier 1 capital to
average assets)	6.86%	6.52%
Tier 1 capital to risk-weighted assets	9.77%	8.77%
Total capital to risk-weighted assets	11.04%	10.04%
Equity to total assets	6.42%	6.55%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  The Bank met the ratio requirements to be categorized “well capitalized” institution as of June 30, 2013 and December 31, 2012.  However, due to the minimum capital ratios required by the Consent Order, the Bank currently is considered “adequately capitalized”.  The Consent Order requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 11%.  At June 30, 2013, the Bank’s leverage ratio was 6.86% and the total capital to risk weighted assets ratio was 11.04%.  As required by the Consent Order, the Bank has provided a capital plan to the FDIC and BFI that demonstrates how the Bank will come into compliance with the required minimum capital ratios set forth in the Consent Order.  When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29.  In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

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

At June 30, 2013, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $106,032,000, or 22% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $9,636,000 of these securities are pledged against borrowings.  Therefore, the related borrowings would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain two federal funds lines of credit with correspondent banks totaling $22 million for which there were no borrowings against the lines at June 30, 2013.

At June 30, 2013, we had commitments to originate $58,769,000 of loans.  Fixed commitments to incur capital expenditures were less than $25,000 at June 30, 2013.  Certificates of deposit scheduled to mature in the 12-month period ending June 30, 2014 totaled $96,574,000.  We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at June 30, 2013.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Village Bank and Trust Financial Corp.
Interest Rate Sensitivity GAP Analysis
June 30, 2013
(In thousands)

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$7,584	$6,159	$14,575	$17,898	$72,074	$118,290
Variable rate	42,823	10,361	24,555	32,553	77,034	187,326
Investment securities	-	-		-	58,067	58,067
Loans held for sale	19,759	-	-	-	-	19,759
Federal funds sold	36,085	-	-	-	-	36,085

Total rate sensitive assets	106,251	16,520	39,130	50,451	207,175	419,527
Cumulative rate sensitive assets	106,251	122,771	161,901	212,352	419,527

Interest Rate Sensitive Liabilities
Interest checking	-	-	-	42,512	-	42,512
Money market accounts	66,404	-	-	-	-	66,404
Savings	-	-	-	20,565	-	20,565
Certificates of deposit	29,081	22,828	44,665	87,418	44,949	228,941
FHLB advances	5,000	-	5,000	13,000	-	23,000
Trust Preferred Securities	-	-	-		8,764	8,764
Other borrowings	4,425	-	-	-	-	4,425

Total rate sensitive liabilities	104,910	22,828	49,665	163,495	53,713	394,611
Cumulative rate sensitive liabilities	104,910	127,738	177,403	340,898	394,611

Rate sensitivity gap for period	$1,341	$(6,308)	$(10,535)	$(113,044)	$153,462	$24,916
Cumulative rate sensitivity gap	$1,341	$(4,967)	$(15,502)	$(128,546)	$24,916

Ratio of cumulative gap to total assets	0.3%	(1.0)%	(3.2)%	(26.6)%	5.1%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	101.3%	96.1%	91.3%	62.3%	106.3%
Ratio of cumulative gap to cumulative
rate sensitive assets	1.3%	(4.0)%	(9.6)%	(60.5)%	5.9%

(1) Includes nonaccrual loans of approximately $21,686,000, which are spread throughout the categories.

At June 30, 2013, our balance sheet is asset sensitive for the first three months, meaning that our assets reprice more quickly than our liabilities during that period, and liability sensitive for the next thirty-three months, meaning that our liabilities will reprice more quickly than our assets during that period, with a ratio of cumulative gap to total assets ranging from a positive gap of 0.3% for the first three months to a negative gap of (26.6)% for thirteen to thirty six month period.  A negative gap can adversely affect earnings in periods of increasing interest rates.  Given the Federal Reserve’s recent announcement that it will maintain short-term interest rates at current levels until the end of 2014, we do not expect interest rates to increase in the foreseeable future.  However, we believe our balance sheet should be asset sensitive and, accordingly, we have adopted pricing policies to lengthen the maturities/repricing of our liabilities relative to the maturities/pricing of our assets.

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

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, troubled debt restructurings, real estate acquired in settlement of loans, and income taxes.  The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income.  Management determined that as of December 31, 2012 and June 30, 2013, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance of $10,158,000 and $10,368,000 respectively, representing 100% of the net deferred tax asset at the indicated date.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2013.  Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.

ITEM 1A – RISK FACTORS

There were no material changes to the Company's risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

In consideration of our agreements with our regulators, which require regulatory approval to make dividend payments on our preferred stock, the Company notified the U.S. Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Preferred Stock.  The total arrearage on such preferred stock as of June 30, 2013 was $1,750,137.

ITEM 4 – MINE SAFETY DISCOLOSURES

None

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.
(Registrant)

Date: August 14, 2013	By:	/s/ Thomas W. Winfree
Thomas W. Winfree
President and
Chief Executive Officer

Date: August 14, 2013	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Document

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements