Form 10-Q
period 2013-09-30
Village Bank & Trust Financial Corp.
filed 2013-11-04
CIK 1290476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
4,251,795 shares of common stock, $4.00 par value, outstanding as of November 1, 2013

Village Bank and Trust Financial Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
September 30, 2013 (Unaudited) and December 31, 2012

	September 30,	December 31,
	2013	2012
Assets
Cash and due from banks	$13,142,811	$13,945,105
Federal funds sold	20,632,216	39,185,837
Total cash and cash equivalents	33,775,027	53,130,942
Investment securities available for sale	59,112,521	25,154,046
Loans held for sale	14,526,577	24,188,384
Loans
Outstandings	303,001,827	354,910,266
Allowance for loan losses	(8,627,944)	(10,807,827)
Deferred fees and costs	690,947	787,823
	295,064,830	344,890,262
Premises and equipment, net	23,672,984	25,815,342
Accrued interest receivable	1,517,519	1,676,518
Bank owned life insurance	6,718,678	6,575,018
Other real estate owned	19,651,654	20,203,691
Other assets	5,680,845	8,453,169

	$459,720,635	$510,087,372

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$59,172,655	$57,049,348
Interest bearing	342,423,760	379,273,614
Total deposits	401,596,415	436,322,962
Federal Home Loan Bank advances	18,000,000	28,000,000
Long-term debt - trust preferred securities	8,764,000	8,764,000
Other borrowings	3,289,463	4,851,811
Accrued interest payable	1,054,233	911,635
Other liabilities	5,762,908	6,272,163
Total liabilities	438,467,019	485,122,571

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference,
1,000,000 shares authorized, 14,738 shares issued and outstanding	58,952	58,952
Common stock, $4 par value - 10,000,000 shares authorized;
4,251,795 shares issued and outstanding at September 30, 2013
4,251,795 shares issued and outstanding at December 31, 2012	17,007,180	17,007,180
Additional paid-in capital	40,711,221	40,705,257
Retained earnings (deficit)	(34,026,563)	(33,173,525)
Common stock warrant	732,479	732,479
Discount on preferred stock	(87,392)	(198,993)
Accumulated other comprehensive loss	(3,142,261)	(166,549)
Total stockholders' equity	21,253,616	24,964,801

	$459,720,635	$510,087,372

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Three and NIne Months Ended September 30 2013 and 2012
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income
Loans	$4,459,368	$5,488,927	$14,224,369	$17,002,398
Investment securities	323,763	166,684	750,678	532,229
Federal funds sold	18,145	11,570	71,159	44,123
Total interest income	4,801,276	5,667,181	15,046,206	17,578,750

Interest expense
Deposits	850,206	1,187,060	2,842,814	3,791,427
Borrowed funds	167,249	263,747	610,594	798,868
Total interest expense	1,017,455	1,450,807	3,453,408	4,590,295

Net interest income	3,783,821	4,216,374	11,592,798	12,988,455
Provision for loan losses	-	700,000	823,000	9,095,000
Net interest income (loss) after provision
for loan losses	3,783,821	3,516,374	10,769,798	3,893,455

Noninterest income
Service charges and fees	645,499	604,377	1,790,785	1,652,355
Gain on sale of loans	2,126,263	2,394,138	6,454,380	6,336,030
Gain on sale of assets	-	-	598,182	-
Gain on sale of investment securities	-	556,805	216,879	820,482
Rental income	213,736	187,839	657,224	557,920
Other	99,485	285,723	396,093	497,927
Total noninterest income	3,084,983	4,028,882	10,113,543	9,864,714

Noninterest expense
Salaries and benefits	3,633,542	3,484,073	10,592,092	9,888,166
Occupancy	501,951	513,278	1,588,646	1,579,976
Equipment	166,287	231,556	523,416	710,522
Supplies	100,057	125,514	323,639	322,727
Professional and outside services	499,676	708,554	1,823,453	2,077,845
Advertising and marketing	49,917	48,362	192,478	172,408
Expenses related to foreclosed real estate	1,301,423	1,724,348	3,575,924	3,520,971
Other operating expenses	882,777	915,333	2,452,456	2,946,054
Total noninterest expense	7,135,630	7,751,018	21,072,104	21,218,669

Net income (loss) before income taxes	(266,826)	(205,762)	(188,763)	(7,460,500)
Income tax expense (benefit)	-	161,315	-	4,043,229

Net income (loss)	(266,826)	(367,077)	(188,763)	(11,503,729)

Preferred stock dividends and amortization of discount	221,531	221,142	664,275	627,031

Net income (loss) available to common shareholders	$(488,357)	$(588,219)	$(853,038)	$(12,130,760)

Earnings (loss) per share, basic	$(0.11)	$(0.14)	$(0.20)	$(2.85)
Earnings (loss) per share, diluted	$(0.11)	$(0.14)	$(0.20)	$(2.85)

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Changes in Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended September 30,
	2013			2012
		Tax			Tax
		Expense			Expense
	Amount	(Benefit)	Total	Amount	(Benefit)	Total

Net income (loss)	$(266,826)	$-	$(266,826)	$(205,762)	$161,315	$(367,077)
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during
the period	(596,664)	(202,866)	(393,798)	(62,063)	(21,101)	(40,962)
Reclassification adjustment for (gains) losses
realized in income	-	-	-	(556,805)	(189,314)	(367,491)
Minimum pension adjustment	3,250	1,105	2,145	3,250	1,105	2,145
Total other comprehensive income (loss)	(593,414)	(201,761)	(391,653)	(615,618)	(209,310)	(406,308)

Total comprehensive income (loss)	$(860,240)	$(201,761)	$(658,479)	$(821,380)	$(47,995)	$(773,385)

	Nine Months Ended September 30,
	2013			2012
		Tax			Tax
		Expense			Expense
	Amount	(Benefit)	Total	Amount	(Benefit)	Total

Net income (loss)	$(188,763)	$-	$(188,763)	$(7,460,500)	$4,043,229	$(11,503,729)
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during
the period	(4,301,526)	(1,462,519)	(2,839,007)	603,865	205,314	398,551
Reclassification adjustment for (gains) losses
realized in income	(216,879)	(73,739)	(143,140)	(820,482)	(278,964)	(541,518)
Minimum pension adjustment	9,750	3,315	6,435	9,750	3,315	6,435
Total other comprehensive income (loss)	(4,508,655)	(1,532,943)	(2,975,712)	(206,867)	(70,335)	(136,532)

Total comprehensive income (loss)	$(4,697,418)	$(1,532,943)	$(3,164,475)	$(7,667,367)	$3,972,894	$(11,640,261)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
Nine Months Ended September, 2013 and 2012
(Unaudited)

							Accumulated
			Additional	Retained		Discount on	Other
	Preferred	Common	Paid-in	Earnings		Preferred	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Stock	Income (loss)	Total

Balance, December 31, 2012	$58,952	$17,007,180	$40,705,257	$(33,173,525)	$732,479	$(198,993)	$(166,549)	$24,964,801
Amortization of preferred stock
discount	-			(111,601)	-	111,601		-
Preferred stock dividend	-	-		(552,674)	-	-	-	(552,674)
Stock based compensation	-	-	5,964	-	-	-	-	5,964
Minimum pension adjustment
(net of income taxes of $3,315)	-	-	-	-	-	-	6,435	6,435
Net income	-	-	-	(188,763)	-	-	-	(188,763)
Change in unrealized gain (loss) on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	(2,982,147)	(2,982,147)

Balance, September 30, 2013	$58,952	$17,007,180	$40,711,221	$(34,026,563)	$732,479	$(87,392)	$(3,142,261)	$21,253,616

Balance, December 31, 2011	$58,952	$16,973,512	$40,732,178	$(21,895,557)	$732,479	$(346,473)	$(7,449)	$36,247,642
Amortization of preferred stock
discount	-			(110,469)	-	110,469		-
Preferred stock dividend	-	-		(513,562)	-	-	-	(513,562)
Issuance of common stock	-	33,668	(33,668)	-	-	-	-	-
Stock based compensation	-	-	6,506	-	-	-	-	6,506
Minimum pension adjustment
(net of income taxes of $3,315)	-	-	-	-	-	-	6,435	6,435
Net loss	-	-	-	(11,503,729)	-	-	-	(11,503,729)
Change in unrealized gain (loss) on
investment securities available-for-sale,
net of reclassification and tax effect	-	-	-	-	-	-	(142,967)	(142,967)

Balance, September 30, 2012	$58,952	$17,007,180	$40,705,016	$(34,023,317)	$732,479	$(236,004)	$(143,981)	$24,100,325

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	2013	2012

Cash Flows from Operating Activities
Net income (loss)	$(188,763)	$(11,503,729)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	981,157	1,030,061
Deferred income taxes	(40,518)	(6,584,167)
Valuation allowance	-	10,513,053
Provision for loan losses	823,000	9,095,000
Write-down of other real estate owned	1,281,611	1,157,613
Gain on securities sold	(216,879)	(820,483)
Gain on loans sold	(6,454,380)	(6,336,030)
Gain on sale of premises and equipment	(598,182)	-
Loss on sale of other real estate owned	325,791	137,252
Stock compensation expense	5,964	6,506
Proceeds from sale of mortgage loans	235,276,016	224,700,116
Origination of mortgage loans for sale	(219,159,829)	(224,722,414)
Amortization of premiums and accretion of discounts on securities, net	312,679	237,964
(Increase) decrease in interest receivable	158,999	245,652
Increase in bank owned life insurance	(143,660)	(460,533)
Decrease in other assets	4,355,535	3,961,133
Increase in interest payable	142,598	224,107
Decrease in other liabilities	(1,061,929)	(1,438,512)
Net cash provided by (used in) operating activities	15,799,210	(557,411)

Cash Flows from Investing Activities
Purchases of available for sale securities	(54,106,582)	(62,813,678)
Proceeds from the sale or calls of available for sale securities	15,533,902	57,581,103
Proceeds from maturities and principal payments of available for sale securities	-	2,345,817
Net decrease in loans	43,821,628	25,205,931
Proceeds from sale of other real estate owned	4,125,439	2,501,486
Purchases of premises and equipment	77,759	(274,756)
Proceeds from sale of premises and equipment	1,681,624	-
Net cash provided by investing activities	11,133,770	24,545,903

Cash Flows from Financing Activities
Net decrease in deposits	(34,726,547)	(50,378,915)
Net decrease in Federal Home Loan Bank Advances	(10,000,000)	(9,750,000)
Net decrease in other borrowings	(1,562,348)	(427,268)
Net cash used in financing activities	(46,288,895)	(60,556,183)

Net decrease in cash and cash equivalents	(19,355,915)	(36,567,691)
Cash and cash equivalents, beginning of period	53,130,942	62,786,016

Cash and cash equivalents, end of period	$33,775,027	$26,218,325

Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$5,180,804	$15,195,148
Dividends on preferred stock accrued	$552,674	$513,562

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2013 and 2012
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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission.

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

Note 3 - Earnings (loss) per common share

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator
Net income (loss) - basic and diluted	$(266,826)	$(367,077)	$(188,763)	$(11,503,729)
Preferred stock dividend and accretion	221,531	221,142	664,275	627,031
Net income (loss) available to common
shareholders	$(488,357)	$(588,219)	$(853,038)	$(12,130,760)

Denominator
Weighted average shares outstanding - basic	4,251,795	4,250,990	4,251,795	4,250,990
Dilutive effect of common stock options and
restricted stock awards	13,185	-	13,185	-

Weighted average shares outstanding - diluted	4,264,980	4,250,990	4,264,980	4,250,990

Earnings (loss) per share - basic and diluted
Earnings (loss) per share - basic	$(0.11)	$(0.14)	$(0.20)	$(2.85)
Effect of dilutive common stock options	-	-	-	-

Earnings (loss) per share - diluted	$(0.11)	$(0.14)	$(0.20)	$(2.85)

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented.  Stock options for 256,130 and 266,530 shares of common stock were not included in computing diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 respectively because their effects were anti-dilutive.  Warrants for 499,029 shares of common stock were not included in computing earnings per share in 2013 and 2012 because their effects were also anti-dilutive.

Note 4 – Investment securities available for sale

At September 30, 2013 and December 31, 2012, all of our securities were classified as available for sale.  The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands).

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
September 30, 2013

US Treasury
Five to ten years	$8,000	$7,820	$-	$(408)	$7,412	2.13%
Total	8,000	7,820	-	(408)	7,412	2.13%
US Government Agencies
One to Five years	3,000	2,006	-	(67)	1,939	0.85%
Five to ten years	30,625	33,777	-	(2,486)	31,291	1.77%
More than ten years	2,000	1,982	-	(210)	1,772	2.22%
Total	35,625	37,765	-	(2,763)	35,002	1.74%
Mortgage-backed securities
More than ten years	2,979	2,997	5	(31)	2,971	2.08%
Total	2,979	2,997	5	(31)	2,971	2.08%
Municipals
Five to ten years	6,155	6,706	-	(581)	6,125	2.72%
More than ten years	6,780	8,452	-	(849)	7,603	3.34%
Total	12,935	15,158	-	(1,430)	13,728	3.06%

Total investment securities	$59,539	$63,740	$5	$(4,632)	$59,113	2.11%

December 31, 2012

US Government Agencies
More than ten years	$10,500	$11,394	$8	$(15)	$11,387	2.27%
Total	10,500	11,394	8	(15)	11,387	2.27%
Mortgage-backed securities
More than ten years	1,744	1,830	1	(2)	1,829	0.97%
Total	1,744	1,830	1	(2)	1,829	0.97%
Municipals
One to five years	1,000	1,100	-	(22)	1,078	3.25%
Five to ten years	3,500	4,031	-	(47)	3,984	2.29%
More than ten years	5,280	6,908	10	(42)	6,876	2.70%
Total	9,780	12,039	10	(111)	11,938	2.61%

Total investment securities	$22,024	$25,263	$19	$(128)	$25,154	2.34%

Investment securities available for sale that have an unrealized loss position at September 30, 2013 and December 31, 2012 are detailed below (dollars in thousands).

	Securities in a loss		Securities in a loss
	Position for less than		Position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair Value	Unrealized	Fair	Unrealized
	Value	Losses	(Loss)	Losses	Value	Losses

September 30, 2013
Investment securities
available for sale
US Treasuries	$42,414	$(3,171)	$-	$-	$42,414	$(3,171)
Municipals	11,125	(1,243)	2,603	(187)	13,728	(1,430)
Mortgage-backed securities	1,929	(30)	149	(1)	2,078	(31)

Total	$55,468	$(4,444)	$2,752	$(188)	$58,220	$(4,632)

December 31, 2012
Investment securities
available for sale
US Treasuries	$4,378	$(15)	$-	$-	$4,378	$(15)
Municipals	8,064	(111)	-	-	8,064	(111)
Mortgage-backed securities	167	(2)	-	-	167	(2)

Total	$12,609	$(128)	$-	$-	$12,609	$(128)

Management does not believe that any individual unrealized loss as of September 30, 2013 and December 31, 2012 is other than a temporary impairment.  These unrealized losses are attributable to changes in interest rates.  As of September 30, 2013, management does not have the intent to sell any of the securities classified as available for sale and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

Note 5 – Loans and allowance for loan losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands).

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
Construction and land development
Residential	$3,597,711	1.19%	$2,845,594	0.80%
Commercial	31,516,394	10.40%	41,209,831	11.61%
Total construction and land development	35,114,105	11.59%	44,055,425	12.41%
Commercial real estate
Farmland	1,919,288	0.63%	2,581,297	0.73%
Commercial real estate - owner occupied	72,494,729	23.93%	92,772,532	26.14%
Commercial real estate - non-owner occupied	46,758,475	15.43%	54,550,817	15.37%
Multifamily	11,593,977	3.83%	7,978,389	2.25%
Total commercial real estate	132,766,469	43.82%	157,883,035	44.49%
Consumer real estate
Home equity lines	21,855,368	7.22%	25,521,397	7.19%
Secured by 1-4 family residential,
secured by first deeds of trust	71,935,655	23.74%	80,788,425	22.76%
Secured by 1-4 family residential,
secured by second deeds of trust	8,784,143	2.89%	9,517,245	2.68%
Total consumer real estate	102,575,166	33.85%	115,827,067	32.63%
Commercial and industrial loans
(except those secured by real estate)	30,374,673	10.02%	34,384,117	9.69%
Consumer and other	2,171,414	0.72%	2,760,622	0.78%

Total loans	303,001,827	100.0%	354,910,266	100.0%
Deferred loan cost (unearned income), net	690,947		787,823
Less: Allowance for loan losses	(8,627,944)		(10,807,827)

	$295,064,830		$344,890,262

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
•
Risk rated 7 loans have all the weaknesses inherent in risk rated 6 loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated:

	September 30, 2013
	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Construction and land development
Residential	$3,387,941	$209,770	$-	$-	$3,597,711
Commercial	18,872,141	2,183,558	10,078,612	382,083	31,516,394
Total construction and land development	22,260,082	2,393,328	10,078,612	382,083	35,114,105
Commercial real estate
Farmland	1,354,495		-	564,793	1,919,288
Commercial real estate - owner occupied	51,567,488	12,927,673	7,999,568	-	72,494,729
Commercial real estate - non-owner occupied	30,214,409	6,185,443	10,358,623	-	46,758,475
Multifamily	10,002,231	1,591,746	-	-	11,593,977
Total commercial real estate	93,138,623	20,704,862	18,358,191	564,793	132,766,469
Consumer real estate
Home equity lines	17,921,068	874,579	3,059,721	-	21,855,368
Secured by 1-4 family residential,
secured by first deeds of trust	49,204,650	7,427,413	15,303,592	-	71,935,655
Secured by 1-4 family residential,
secured by second deeds of trust	6,541,571	213,540	2,029,032	-	8,784,143
Total consumer real estate	73,667,289	8,515,532	20,392,345	-	102,575,166
Commercial and industrial loans
(except those secured by real estate)	21,984,571	3,594,882	4,795,220	-	30,374,673
Consumer and other	1,910,429	141,552	119,433	-	2,171,414

Total Loans	$212,960,994	$35,350,156	$53,743,801	$946,876	$303,001,827

	December 31, 2012

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Construction and land development:
Residential	$2,173,885	$671,709	$-	$-	$2,845,594
Commercial	17,638,646	7,496,950	16,074,235	-	41,209,831
Total construction and land development	19,812,531	8,168,659	16,074,235	-	44,055,425

Commercial real estate:
Farmland	1,531,808	-	1,049,489	-	2,581,297
Commercial real estate - owner occupied	63,772,277	19,273,229	9,727,026	-	92,772,532
Commercial real estate - non-owner occupied	24,199,053	15,671,633	14,170,546	509,585	54,550,817
Multifamily	5,438,427	1,739,283	800,679	-	7,978,389
Total commercial real estate	94,941,565	36,684,145	25,747,740	509,585	157,883,035
Consumer real estate:
Home equity lines	20,180,206	2,015,248	3,325,943	-	25,521,397
Secured by 1-4 family residential,
secured by first deeds of trust	49,659,724	11,235,261	19,893,440	-	80,788,425
Secured by 1-4 family residential,
secured by second deeds of trust	7,385,394	342,770	1,789,081	-	9,517,245
Total consumer real estate	77,225,324	13,593,279	25,008,464	-	115,827,067
Commercial and industrial loans
(except those secured by real estate)	26,712,028	2,590,735	5,081,354	-	34,384,117
Consumer and other	2,446,304	261,140	53,178	-	2,760,622

Total Loans	$221,137,752	$61,297,958	$71,964,971	$509,585	$354,910,266

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated:

	September 30, 2013
							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Construction and land development
Residential	$-	$-	$-	$-	$3,597,711	$3,597,711	$-
Commercial	2,143	-	-	2,143	31,514,251	31,516,394	-
Total construction and land development	2,143	-	-	2,143	35,111,962	35,114,105	-
Commercial real estate
Farmland	-	-	-	-	1,919,288	1,919,288	-
Commercial real estate - owner occupied	-	-	-	-	72,494,729	72,494,729	-
Commercial real estate - non-owner occupied	-	-	-	-	46,758,475	46,758,475	-
Multifamily	222,558	-	-	222,558	11,371,419	11,593,977	-
Total commercial real estate	222,558	-	-	222,558	132,543,911	132,766,469	-
Consumer real estate
Home equity lines	49,990	25,000	-	74,990	21,780,378	21,855,368	-
Secured by 1-4 family residential,
secured by first deeds of trust	950,426	347,350	-	1,297,776	70,637,879	71,935,655	-
Secured by 1-4 family residential,
secured by second deeds of trust	58,071	-	-	58,071	8,726,072	8,784,143	-
Total consumer real estate	1,058,487	372,350	-	1,430,837	101,144,329	102,575,166	-
Commercial and industrial loans
(except those secured by real estate)	2,529,797	-	-	2,529,797	27,844,876	30,374,673	-
Consumer and other	5,085	970	-	6,055	2,165,359	2,171,414	-

Total loans	$3,818,070	$373,320	$-	$4,191,390	$298,810,437	$303,001,827	$-

	December 31, 2012
							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Construction and land development:
Residential	$-	$-	$-	$-	$2,845,594	$2,845,594	$-
Commercial	76,351	10,709	-	87,060	41,122,771	41,209,831	-
Total construction and land development	76,351	10,709	-	87,060	43,968,365	44,055,425	-

Commercial real estate:
Farmland	-	-	-	-	2,581,297	2,581,297	-
Commercial real estate - owner occupied	708,278	377,563	-	1,085,841	91,686,691	92,772,532	-
Commercial real estate - non-owner occupied	1,094,906	714,655	-	1,809,561	52,741,256	54,550,817	-
Multifamily	-	-	-	-	7,978,389	7,978,389	-
Total commercial real estate	1,803,184	1,092,218	-	2,895,402	154,987,633	157,883,035	-
Consumer real estate:
Home equity lines	110,614	24,746	16,130	151,490	25,369,907	25,521,397	16,130
Secured by 1-4 family residential,
secured by first deeds of trust	645,807	1,507,073	-	2,152,880	78,635,545	80,788,425	-
Secured by 1-4 family residential,
secured by second deeds of trust	157,816	50,016	50,000	257,832	9,259,413	9,517,245	50,000
Total consumer real estate	914,237	1,581,835	66,130	2,562,202	113,264,865	115,827,067	66,130
Commercial and industrial loans
(except those secured by real estate)	40,171	31,057	49,139	120,367	34,263,750	34,384,117	49,139
Consumer and other	4,286	36,030	-	40,316	2,720,306	2,760,622	-

Total Loans	$2,838,229	$2,751,849	$115,269	$5,705,347	$349,204,919	$354,910,266	$115,269

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

	September 30, 2013

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded
Construction and land development
Commercial	$5,239,636	$7,416,295	$-
Total construction and land development	5,239,636	7,416,295	-
Commercial real estate
Commercial real estate - owner occupied	11,142,720	11,425,337	-
Commercial real estate - non-owner occupied	11,188,393	11,386,393	-
Multifamily	2,385,796	2,385,796	-
Total commercial real estate	24,716,909	25,197,526	-
Consumer real estate
Home equity lines	1,093,103	1,191,959	-
Secured by 1-4 family residential,
secured by first deeds of trust	12,875,639	13,477,859	-
Secured by 1-4 family residential,
secured by second deeds of trust	973,479	1,143,136	-
Total consumer real estate	14,942,221	15,812,954	-
Commercial and industrial loans
(except those secured by real estate)	468,908	745,448	-
Consumer and other	93,876	93,876	-
	45,461,550	49,266,099	-

With an allowance recorded
Construction and land development:
Commercial	1,458,303	1,458,303	219,633
Total construction and land development	1,458,303	1,458,303	219,633
Commercial real estate:
Farmland	564,793	1,012,793	448,000
Commercial real estate - non-owner occupied	1,084,608	1,084,608	251,108
Total commercial real estate	1,649,401	2,097,401	699,108
Consumer real estate:
Secured by 1-4 family residential,
secured by first deeds of trust	1,843,732	1,843,732	353,313
Secured by 1-4 family residential,
secured by second deeds of trust	133,335	133,335	33,307
Total consumer real estate	1,977,067	1,977,067	386,620
Commercial and industrial loans
(except those secured by real estate)	416,765	416,765	233,611
Consumer and other	-	-	-
	5,501,536	5,949,536	1,538,972

Total
Construction and land development
Commercial	6,697,939	8,874,598	219,633
Total construction and land development	6,697,939	8,874,598	219,633
Commercial real estate
Farmland	564,793	1,012,793	448,000
Commercial real estate - owner occupied	11,142,720	11,425,337	-
Commercial real estate - non-owner occupied	12,273,001	12,471,001	251,108
Multifamily	2,385,796	2,385,796	-
Total commercial real estate	26,366,310	27,294,927	699,108
Consumer real estate
Home equity lines	1,093,103	1,191,959	-
Secured by 1-4 family residential,
secured by first deeds of trust	14,719,371	15,321,591	353,313
Secured by 1-4 family residential,
secured by second deeds of trust	1,106,814	1,276,471	33,307
Total consumer real estate	16,919,288	17,790,021	386,620
Commercial and industrial loans
(except those secured by real estate)	885,673	1,162,213	233,611
Consumer and other	93,876	93,876	-
	$50,963,086	$55,215,635	$1,538,972

	December 31, 2012

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded
Construction and land development
Commercial	$8,254,440	$13,625,670	$-
Total construction and land development	8,254,440	13,625,670	-
Commercial real estate
Farmland	1,049,489	1,049,489	-
Commercial real estate - owner occupied	8,250,071	8,715,684	-
Commercial real estate - non-owner occupied	13,777,787	14,124,016	-
Multifamily	2,825,274	2,825,274	-
Total commercial real estate	25,902,621	26,714,463	-
Consumer real estate
Home equity lines	1,939,020	1,938,005	-
Secured by 1-4 family residential,
secured by first deeds of trust	10,686,435	10,928,024	-
Secured by 1-4 family residential,
secured by second deeds of trust	601,805	861,158	-
Total consumer real estate	13,227,260	13,727,187	-
Commercial and industrial loans
(except those secured by real estate)	858,136	1,421,196	-
Consumer and other	50,415	50,390	-
	48,292,872	55,538,906	-

With an allowance recorded
Construction and land development
Commercial	430,828	430,828	62,643
Total construction and land development	430,828	430,828	62,643
Commercial real estate:
Farmland
Commercial real estate - owner occupied	2,940,647	3,261,584	663,330
Commercial real estate - non-owner occupied	1,434,195	1,434,195	508,704
Multifamily	-	-	-
Total commercial real estate	4,374,842	4,695,779	1,172,034
Consumer real estate:
Home equity lines	-	-	-
Secured by 1-4 family residential,
secured by first deeds of trust	1,155,027	1,155,027	20,896
Secured by 1-4 family residential,
secured by second deeds of trust	338,345	386,629	43,456
Total consumer real estate	1,493,372	1,541,656	64,352
Commercial and industrial loans
(except those secured by real estate)	182,840	182,840	39,243
Consumer and other	-	-	-
	6,481,882	6,851,103	1,338,272

Total
Construction and land development
Commercial	8,685,268	14,056,498	62,643
Total construction and land development	8,685,268	14,056,498	62,643
Commercial real estate
Farmland	1,049,489	1,049,489	-
Commercial real estate - owner occupied	11,190,718	11,977,268	663,330
Commercial real estate - non-owner occupied	15,211,982	15,558,211	508,704
Multifamily	2,825,274	2,825,274	-
Total commercial real estate	30,277,463	31,410,242	1,172,034
Consumer real estate
Home equity lines	1,939,020	1,938,005	-
Secured by 1-4 family residential,
secured by first deeds of trust	11,841,462	12,083,051	20,896
Secured by 1-4 family residential,
secured by second deeds of trust	940,150	1,247,787	43,456
Total consumer real estate	14,720,632	15,268,843	64,352
Commercial and industrial loans
(except those secured by real estate)	1,040,976	1,604,036	39,243
Consumer and other	50,415	50,390	-
	$54,774,754	$62,390,009	$1,338,272

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30, 2013		Ended September 30, 2013

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Impaired loans with no related allowance recorded
Construction and land development
Commercial	$5,748,852	$67,825	$6,611,912	$217,609
Total construction and land development	5,748,852	67,825	6,611,912	217,609
Commercial real estate
Farmland	-	-	-
Commercial real estate - owner occupied	11,032,736	177,308	10,479,360	418,677
Commercial real estate - non-owner occupied	11,237,516	137,085	11,314,963	412,108
Multifamily	2,390,160	36,196	2,402,140	113,704
Total commercial real estate	24,660,412	350,589	24,196,463	944,489
Consumer real estate
Home equity lines	1,093,363	7,002	1,093,153	35,725
Secured by 1-4 family residential,
secured by first deeds of trust	14,478,717	127,917	14,531,360	477,654
Secured by 1-4 family residential,
secured by second deeds of trust	974,441	11,773	977,596	37,181
Total consumer real estate	16,546,521	146,692	16,602,109	550,560
Commercial and industrial loans
(except those secured by real estate)	471,890	9,443	429,502	21,894
Consumer and other	138,297	1,732	141,847	6,987
	47,565,972	576,281	47,981,833	1,741,539

Impaired loans with an allowance recorded
Commercial	1,523,371	-	1,524,661	6,494
Total construction and land development	1,523,371	-	1,524,661	6,494
Commercial real estate:
Farmland	564,793	-	569,043	1,100
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - non-owner occupied	1,089,464	12,571	1,089,464	44,147
Multifamily	-	-	-	-
Total commercial real estate	1,654,257	12,571	1,658,507	45,247
Consumer real estate:
Home equity lines	-	-	-	-
Secured by 1-4 family residential,
secured by first deeds of trust	236,917	-	268,917	-
Secured by 1-4 family residential,
secured by second deeds of trust	136,177	2,314	136,253	4,261
Total consumer real estate	373,094	2,314	405,170	4,261
Commercial and industrial loans
(except those secured by real estate)	418,094	4,451	246,408	7,483
Consumer and other	-	-	-	-
	$3,968,816	$19,336	$3,834,746	$63,485

Total
Construction and land development
Commercial	7,272,223	67,825	8,136,573	224,103
Total construction and land development	7,272,223	67,825	8,136,573	224,103
Commercial real estate
Farmland	564,793	-	569,043	1,100
Commercial real estate - owner occupied	11,032,736	177,308	10,479,360	418,677
Commercial real estate - non-owner occupied	12,326,980	149,656	12,404,427	456,255
Multifamily	2,390,160	36,196	2,402,140	113,704
Total commercial real estate	26,314,669	363,160	25,854,970	989,736
Consumer real estate
Home equity lines	1,093,363	7,002	1,093,153	35,725
Secured by 1-4 family residential,
secured by first deeds of trust	14,715,634	127,917	14,800,277	477,654
Secured by 1-4 family residential,
secured by second deeds of trust	1,110,618	14,087	1,113,849	41,442
Total consumer real estate	16,919,615	149,006	17,007,279	554,821
Commercial and industrial loans
(except those secured by real estate)	889,984	13,894	675,910	29,377
Consumer and other	138,297	1,732	141,847	6,987
	$51,534,788	$595,617	$51,816,579	$1,805,024

	For the Three Months		For the Nine Months
	Ended September 30, 2012		Ended September 30, 2012

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Impaired loans with no related allowance recorded
Construction and land development
Residential	$248,422	$3,050	$191,544	$14,791
Commercial	12,460,662	89,431	10,188,879	270,464
Total construction and land development	12,709,084	92,481	10,380,423	285,255
Commercial real estate
Farmland	1,049,489	2,000	1,049,489	17,405
Commercial real estate - owner occupied	7,770,119	213,499	8,631,653	439,458
Commercial real estate - non-owner occupied	12,778,883	437,034	13,340,847	677,127
Multifamily	1,361,630	44,333	1,580,204	71,631
Total commercial real estate	22,960,121	696,866	24,602,193	1,205,621
Consumer real estate
Home equity lines	1,454,661	22,556	1,175,339	55,535
Secured by 1-4 family residential,
secured by first deeds of trust	9,222,570	78,162	9,142,698	308,917
Secured by 1-4 family residential,
secured by second deeds of trust	674,842	4,677	646,695	22,789
Total consumer real estate	11,352,073	105,395	10,964,732	387,241
Commercial and industrial loans
(except those secured by real estate)	876,549	5,416	816,643	27,325
Consumer and other	45,710	1,006	54,754	2,099
	47,943,537	901,164	46,818,745	1,907,541

Impaired loans with an allowance recorded
Construction and land development:
Residential	-	-	-	-
Commercial	4,896,911	-	5,929,859	1,373
Total construction and land development	4,896,911	-	5,929,859	1,373
Commercial real estate:
Farmland	-
Commercial real estate - owner occupied	7,380,990	398	7,362,455	52,668
Commercial real estate - non-owner occupied	4,482,345	-	4,304,172	26,222
Multifamily	-	-	-	-
Total commercial real estate	11,863,335	398	11,666,627	78,890
Consumer real estate:
Home equity lines	431,298	-	406,192	6,814
Secured by 1-4 family residential,
secured by first deeds of trust	3,233,526	-	2,315,032	52,470
Secured by 1-4 family residential,
secured by second deeds of trust	117,246	-	117,388	1,684
Total consumer real estate	3,782,070	-	2,838,612	60,968
Commercial and industrial loans
(except those secured by real estate)	1,436,105	-	1,362,576	32,587
Consumer and other	-	-	-	-
	21,978,421	398	21,797,674	173,818
				-
Total
Construction and land development
Residential	248,422	3,050	191,544	14,791
Commercial	17,357,573	89,431	16,118,738	271,837
Total construction and land development	17,605,995	92,481	16,310,282	286,628
Commercial real estate
Farmland	1,049,489	2,000	1,049,489	17,405
Commercial real estate - owner occupied	15,151,109	213,897	15,994,108	492,126
Commercial real estate - non-owner occupied	17,261,228	437,034	17,645,019	703,349
Multifamily	1,361,630	44,333	1,580,204	71,631
Total commercial real estate	34,823,456	697,264	36,268,820	1,284,511
Consumer real estate
Home equity lines	1,885,959	22,556	1,581,531	62,349
Secured by 1-4 family residential,
secured by first deeds of trust	12,456,096	78,162	11,457,730	361,387
Secured by 1-4 family residential,
secured by second deeds of trust	792,088	4,677	764,083	24,473
Total consumer real estate	15,134,143	105,395	13,803,344	448,209
Commercial and industrial loans
(except those secured by real estate)	2,312,654	5,416	2,179,219	59,912
Consumer and other	45,710	1,006	54,754	2,099
	$69,921,958	$901,562	$68,616,419	$2,081,359

Included in impaired loans are loans classified as troubled debt restructurings (TDRs).  A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrowers financial difficulties that it would not otherwise consider.  For loans classified as impaired TDRs, the Company further evaluates the loans as performing or nonaccrual.  To restore a nonaccrual loan that has been formally restructured in a TDR to accrual status, we perform a current, well-documented credit analysis supporting a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms. Otherwise, the TDR must remain in nonaccrual status. The analysis considers the borrower’s sustained historical repayment performance for a reasonable period prior to the return-to-accrual date, but may take into account payments made for a reasonable period prior to the restructuring if the payments are consistent with the modified terms. A sustained period of repayment performance generally would be a minimum of six months and would involve payments in the form of cash or cash equivalents.

An accruing loan that is modified in a TDR can remain in accrual status if, based on a current, well-documented credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical repayment performance for a reasonable period before the modification.  The following is a summary of performing and nonaccrual TDRs and the related specific valuation allowance by portfolio segment as of the dates indicated:

	September 30, 2013
				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance

Construction and land development
Commercial	$4,977,801	$3,253,743	$1,724,058	$-
Total construction and land development	4,977,801	3,253,743	1,724,058	-
Commercial real estate
Commercial real estate - owner occupied	9,580,489	8,508,801	1,071,688	-
Commercial real estate - non-owner occupied	9,911,774	9,911,774	-	-
Multifamily	2,385,797	2,385,797	-	-
Total commercial real estate	21,878,060	20,806,372	1,071,688	-
Consumer real estate
Home equity lines	-	-	-	-
Secured by 1-4 family residential,
secured by first deeds of trust	7,932,921	3,938,354	3,994,567	353,313
Secured by 1-4 family residential,
secured by second deeds of trust	511,025	353,205	157,820	-
Total consumer real estate	8,443,946	4,291,559	4,152,387	353,313
Commercial and industrial loans
(except those secured by real estate)	641,363	122,457	518,906	200,000
	$35,941,170	$28,474,131	$7,467,039	$553,313

	December 31, 2012
				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance

Construction and land development
Commercial	$6,116,248	$3,728,403	$2,387,845	$-
Total construction and land development	6,116,248	3,728,403	2,387,845	-
Commercial real estate
Commercial real estate - owner occupied	8,881,257	6,373,122	2,508,135	3,321
Commercial real estate - non-owner occupied	13,266,992	12,805,727	461,265	-
Multifamily	2,825,274	2,825,274	-	-
Total commercial real estate	24,973,523	22,004,123	2,969,400	3,321
Consumer real estate
Home equity lines	-	-	-	-
Secured by 1-4 family residential,
secured by first deeds of trust	7,011,329	3,431,124	3,580,205	15,633
Secured by 1-4 family residential,
secured by second deeds of trust	338,344	-	338,344	43,456
Total consumer real estate	7,349,673	3,431,124	3,918,549	59,089
Commercial and industrial loans
(except those secured by real estate)	380,427	5,803	374,624	39,243

Total	$38,819,871	$29,169,453	$9,650,418	$101,653

The following table provides information about TDRs identified during the three months ended September 30, 2013:

	Three Months Ended
	September 30, 2013
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded
	Loans	Balance	Balance

Commercial real estate
Commercial real estate - owner occupied	4	$2,256,390	$2,256,390
Total commercial real estate	4	2,256,390	2,256,390
Consumer real estate:
Secured by 1-4 family residential,
secured by first deeds of trust	5	715,110	715,110
Secured by 1-4 family residential,
secured by second deeds of trust	2	161,833	161,833
Total consumer real estate	7	876,943	876,943
	11	$3,133,333	$3,133,333

	Three Months Ended
	September 30, 2012
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded
	Loans	Balance	Balance

Construction and land development
Commercial	1	$39,769	$39,769
Total construction and land development	1	39,769	39,769
Commercial real estate:
Commercial real estate - non-owner occupied	7	4,737,776	4,737,776
Multifamily	1	634,594	634,594
Total commercial real estate	8	5,372,370	5,372,370
Consumer real estate
Secured by 1-4 family residential,
secured by first deeds of trust	4	1,042,595	1,042,595
Total consumer real estate	4	1,042,595	1,042,595
Commercial and industrial loans
(except those secured by real estate)	1	199,964	199,964
	14	$6,654,698	$6,654,698

	Nine Months Ended
	September 30, 2013
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded
	Loans	Balance	Balance

Construction and land development
Commercial	6	$2,991,415	$2,991,415
Total construction and land development	6	2,991,415	2,991,415
Commercial real estate
Commercial real estate - owner occupied	4	1,087,390	1,087,390
Total commercial real estate	4	1,087,390	1,087,390
Consumer real estate
Secured by 1-4 family residential,
secured by first deeds of trust	16	2,265,830	2,265,830
Secured by 1-4 family residential,
secured by second deeds of trust	2	161,832	161,832
Total consumer real estate	18	2,427,662	2,427,662
Commercial and industrial loans
(except those secured by real estate)	1	382,083	382,083
	29	$6,888,550	$6,888,550

	Nine Months Ended
	September 30, 2012
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded
	Loans	Balance	Balance

Construction and land development
Residential	3	$191,544	$191,544
Commercial	12	3,938,672	3,938,672
Total construction and land development	15	4,130,216	4,130,216
Commercial real estate:
Farmland		-	-
Commercial real estate - owner occupied	1	1,388,851	1,388,851
Commercial real estate - non-owner occupied	9	9,665,791	9,665,791
Multifamily	1	634,594	634,594
Total commercial real estate	11	11,689,236	11,689,236
Consumer real estate:
Home equity lines	1	349,192	349,192
Secured by 1-4 family residential,
secured by first deeds of trust	39	4,505,468	4,505,468
Secured by 1-4 family residential,
secured by second deeds of trust	1	69,815	69,815
Total consumer real estate	41	4,924,475	4,924,475
Commercial and industrial loans
(except those secured by real estate)	6	456,028	456,028
Consumer and other	-	-	-
	73	$21,199,955	$21,199,955

	Year Ended
	December 31, 2012
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded
	Loans	Balance	Balance

Construction and land development
Commercial	6	$653,612	$653,612
Total construction and land development	6	653,612	653,612
Commercial real estate			-
Commercial real estate - owner occupied	1	522,715	522,715
Commercial real estate - non-owner occupied	6	2,102,231	2,102,231
Total commercial real estate	7	2,624,946	2,624,946
Consumer real estate
Secured by 1-4 family residential,
secured by first deeds of trust	25	5,570,245	5,570,245
Secured by 1-4 family residential,
secured by second deeds of trust	1	338,344	338,344
Total consumer real estate	26	5,908,589	5,908,589
Commercial and industrial loans
(except those secured by real estate)	1	117,813	117,813
Consumer and other	-	-	-
	40	$9,304,960	$9,304,960

The following is a summary of performing and nonaccrual TDRs and the related specific valuation allowance by portfolio segment three months ended September 30, 2013:

	Three Months Ended September 30, 2013
				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance

Commercial real estate
Commercial real estate - owner occupied	$2,256,390	$2,256,390	$-	$-
Total commercial real estate	2,256,390	2,256,390	-	-
Consumer real estate
Secured by 1-4 family residential, secured by first deeds of trust	715,110	308,454	406,656	29,813
Secured by 1-4 family residential, secured by second deeds of trust	161,832	4,012	157,820
Total consumer real estate	876,942	312,466	564,476	29,813
	$3,133,332	$2,568,856	$564,476	$29,813

The following tables summarize defaults on TDRs for the periods indicated:

	Three Months Ended
	September 30, 2013
	Number of	Recorded
Defaults on TDRs	Loans	Balance
Commercial real estate
Commercial real estate - owner occupied	2	$2,756,976
Total commercial real estate	2	2,756,976
Consumer real estate
Secured by 1-4 family residential,
secured by first deeds of trust	2	272,185
Total consumer real estate	2	272,185
Total	4	$3,029,161

	Three Months Ended
	September 30, 2012
	Number of	Recorded
Defaults on TDRs	Loans	Balance
Construction and land development
Commercial	1	$39,769
Total construction and land development	1	39,769
Commercial real estate
Commercial real estate - non-owner occupied	1	461,265
Multifamily	1	461,265
Total commercial real estate
Commercial and industrial loans
(except those secured by real estate)	1	119,964
Total	3	$620,998

	Nine Months Ended
	September 30, 2013
	Number of	Recorded
Defaults on TDRs	Loans	Balance
Commercial real estate
Commercial real estate - owner occupied	2	$2,756,976
Multifamily	2	2,756,976
Total commercial real estate
Consumer real estate
Secured by 1-4 family residential,
secured by first deeds of trust	5	1,481,050
Total consumer real estate	5	1,481,050
Total	7	$4,238,026

	Year Ended
	December 31, 2012
	Number of	Recorded
Defaults on TDRs	Loans	Balance
Construction and land development
Commercial	8	$2,387,845
Total construction and land development	8	2,387,845
Commercial real estate
Farmland
Commercial real estate - owner occupied	2	2,053,276
Commercial real estate - non-owner occupied	1	461,265
Multifamily	3	2,514,541
Total commercial real estate
Consumer real estate
Secured by 1-4 family residential,
secured by first deeds of trust	8	3,302,827
Secured by 1-4 family residential,
secured by second deeds of trust	1	338,344
Total consumer real estate	9	3,641,171
Commercial and industrial loans
(except those secured by real estate)	4	257,136
Total	24	$8,800,693

Activity in the allowance for loan losses is as follows for the periods indicated:

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Three Months Ended September 30, 2013
Construction and land development
Residential	$595,642	$-	$-	$300	$595,942
Commercial	4,777,533	-	(175,019)	34,138	4,636,652
Commercial real estate
Farmland	808,000	-	(448,000)	-	360,000
Commercial real estate - owner occupied	1,126,134	-	(128,617)	-	997,517
Commercial real estate - non-owner occupied	307,267	-	-	-	307,267
Multifamily	23,434	-	-	-	23,434
Consumer real estate			-
Home equity lines	414,671	-	(22,455)	9,350	401,566
Secured by 1-4 family residential,
secured by first deeds of trust	504,142	-	(126,839)	1,016	378,319
Secured by 1-4 family residential,
secured by second deeds of trust	13,868	-	-	239	14,107
Commercial and industrial loans
(except those secured by real estate)	946,414	-	(114,642)	24,186	855,958
Consumer and other	92,672	-	(37,992)	2,502	57,182

Total	$9,609,777	$-	$(1,053,564)	$71,731	$8,627,944

Three Months Ended September 30, 2012
Construction and land development
Residential	$599,554	$(146,645)	$(2,500)	$43,883	$494,292
Commercial	4,562,330	1,907,303	(1,732,520)	4,095	4,741,208
Commercial real estate
Farmland	-	-	-	-	-
Commercial real estate - owner occupied	2,520,907	(710,375)	(375,184)	-	1,435,348
Commercial real estate - non-owner occupied	1,400,093	(465,241)	(118,000)	-	816,852
Multifamily	92,728	(59,331)	-	-	33,397
Consumer real estate
Home equity lines	776,732	461,686	(389,585)	7,144	855,977
Secured by 1-4 family residential,
secured by first deeds of trust	2,038,947	(55,146)	(456,559)	-	1,527,242
Secured by 1-4 family residential,
secured by second deeds of trust	375,552	298,168	(231,273)	-	442,447
Commercial and industrial loans
(except those secured by real estate)	2,345,245	(480,271)	(272,059)	12,496	1,605,411
Consumer and other	153,633	(50,148)	(1,374)	1,559	103,670

Total	$14,865,721	$700,000	$(3,579,054)	$69,177	$12,055,844

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Nine Months Ended September 30, 2013
Construction and land development
Residential	$494,742	$-	$-	$101,200	$595,942
Commercial	4,611,410	15,000	(270,354)	280,596	4,636,652
Commercial real estate
Farmland	-	808,000	(448,000)	-	360,000
Commercial real estate - owner occupied	1,358,863	-	(403,996)	42,650	997,517
Commercial real estate - non-owner occupied	816,852	-	(509,585)	-	307,267
Multifamily	23,434	-	-	-	23,434
Consumer real estate			-
Home equity lines	658,135	-	(266,119)	9,550	401,566
Secured by 1-4 family residential,
secured by first deeds of trust	1,358,102	-	(1,001,833)	22,050	378,319
Secured by 1-4 family residential,
secured by second deeds of trust	223,307	-	(214,720)	5,520	14,107
Commercial and industrial loans
(except those secured by real estate)	1,161,654	-	(465,885)	160,189	855,958
Consumer and other	101,328	-	(52,219)	8,073	57,182

Total	$10,807,827	$823,000	$(3,632,711)	$629,828	$8,627,944

Nine Months Ended September 30, 2012
Construction and land development
Residential	$704,728	$542,067	$(797,286)	$44,783	$494,292
Commercial	6,798,177	3,444,160	(5,505,724)	4,595	4,741,208
Commercial real estate
Farmland	-	-	-	-	-
Commercial real estate - owner occupied	1,496,466	623,552	(684,670)	-	1,435,348
Commercial real estate - non-owner occupied	1,548,899	(300,898)	(431,354)	205	816,852
Multifamily	406,635	(373,238)	-	-	33,397
Consumer real estate
Home equity lines	860,307	668,614	(681,405)	8,461	855,977
Secured by 1-4 family residential,
secured by first deeds of trust	1,881,470	2,610,905	(3,045,937)	80,804	1,527,242
Secured by 1-4 family residential,
secured by second deeds of trust	397,504	468,192	(427,882)	4,633	442,447
Commercial and industrial loans
(except those secured by real estate)	1,655,713	1,230,555	(1,427,841)	146,984	1,605,411
Consumer and other	321,525	181,091	(403,680)	4,734	103,670

Total	$16,071,424	$9,095,000	$(13,405,779)	$295,199	$12,055,844

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Year Ended December 31, 2012
Construction and land development
Residential	$704,728	$542,067	$(797,286)	$45,233	$494,742
Commercial	6,798,177	3,444,160	(5,645,064)	14,137	4,611,410
Commercial real estate
Farmland	-	-	-	-	-
Commercial real estate - owner occupied	1,496,466	623,552	(961,155)	200,000	1,358,863
Commercial real estate - non-owner occupied	1,548,899	(300,898)	(431,354)	205	816,852
Multifamily	406,635	(373,238)	(9,963)	-	23,434
Consumer real estate
Home equity lines	860,307	668,614	(883,848)	13,062	658,135
Secured by 1-4 family residential,
secured by first deeds of trust	1,881,470	2,610,905	(3,220,072)	85,799	1,358,102
Secured by 1-4 family residential,
secured by second deeds of trust	397,504	468,192	(663,135)	20,746	223,307
Commercial and industrial loans
(except those secured by real estate)	1,655,713	1,230,555	(1,879,517)	154,903	1,161,654
Consumer and other	321,525	181,091	(408,302)	7,014	101,328

Total	$16,071,424	$9,095,000	$(14,899,696)	$541,099	$10,807,827

Loans were evaluated for impairment as follows for the periods indicated:

	Loans Evaluated for Impairment
	Individually	Collectively	Total
Nine Months Ended September 30, 2013
Construction and land development
Residential	$575,874	$3,021,837	$3,597,711
Commercial	19,726,638	11,789,756	31,516,394
Commercial real estate
Farmland	781,927	1,137,361	1,919,288
Commercial real estate - owner occupied	51,072,925	21,421,804	72,494,729
Commercial real estate - non-owner occupied	35,956,512	10,801,963	46,758,475
Multifamily	9,442,862	2,151,115	11,593,977
Consumer real estate	-
Home equity lines	1,334,700	20,520,668	21,855,368
Secured by 1-4 family residential,
secured by first deeds of trust	12,630,505	59,305,150	71,935,655
Secured by 1-4 family residential,
secured by second deeds of trust	539,279	8,244,864	8,784,143
Commercial and industrial loans
(except those secured by real estate)	13,202,379	17,172,294	30,374,673
Consumer and other	-	2,171,414	2,171,414

Total	$145,263,601	$157,738,226	$303,001,827

Year Ended December 31, 2012
Construction and land development
Residential	$1,247,709	$1,597,885	$2,845,594
Commercial	27,351,857	13,857,974	41,209,831
Commercial real estate
Farmland	1,391,501	1,189,796	2,581,297
Commercial real estate - owner occupied	67,167,587	25,604,945	92,772,532
Commercial real estate - non-owner occupied	41,801,577	12,749,240	54,550,817
Multifamily	6,461,639	1,516,750	7,978,389
Consumer real estate
Home equity lines	2,185,040	23,336,357	25,521,397
Secured by 1-4 family residential,
secured by first deeds of trust	15,526,551	65,261,874	80,788,425
Secured by 1-4 family residential,
secured by second deeds of trust	557,600	8,959,645	9,517,245
Commercial and industrial loans
(except those secured by real estate)	15,101,291	19,282,826	34,384,117
Consumer and other	-	2,760,622	2,760,622

Total	$178,792,352	$176,117,914	$354,910,266

Note 6 – Deposits

Deposits as of June 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%

Demand accounts	$59,172,655	14.7%	$57,049,348	13.1%
Interest checking accounts	44,546,350	11.1%	45,861,199	10.5%
Money market accounts	63,156,132	15.7%	66,007,160	15.1%
Savings accounts	20,780,476	5.2%	20,922,112	4.8%
Time deposits of $100,000 and over	99,168,163	24.7%	113,332,481	26.0%
Other time deposits	114,772,639	28.6%	133,150,662	30.5%

Total	$401,596,415	100.0%	$436,322,962	100.0%

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities.  On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at September 30, 2013 was 2.40%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  No amounts have been redeemed at September 30, 2013 and there are no plans to do so.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends.  In consideration of our agreements with our regulators, which require regulatory approval to make interest payments on these securities, the Company has deferred an aggregate of $807,316 in interest payments on the junior subordinated debt securities as of September 30, 2013.  The Company has been deferring interest payments since June 2011.  The Company can defer up to twenty quarterly interest payments on the junior subordinated debt securities before it is considered in default.  Although we elected to defer payment of the interest due, the amount has been accrued and is included in interest expense in the consolidated statement of operations.

Note 8 – Stock incentive plan

The Company has a stock incentive plan which authorizes the issuance of up to 555,000 shares of common stock to assist the Company in recruiting and retaining key personnel.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Nine Months Ended September 30,
	2013				2012
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	255,630	$9.48	$4.70		264,980	$9.48	$4.70
Granted	42,205	1.58	0.61		5,000	1.00	1.08
Forfeited	(3,000)	7.70	4.99		(3,450)	4.98	3.12
Exercised	-	-	-		-	-	-
Options outstanding,
end of period	294,835	$9.40	$4.06	$ -	266,530	$9.71	$4.66	$ -
Options exercisable,
end of period	256,130				261,530

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of September 30, 2013 and 2012 was $115,764 and $2,734 respectively.  The time based unamortized compensation of $115,764 is expected to be recognized over a weighted average period of 2.82 years.

Stock-based compensation expense was $5,964 and $6,506 for the nine months ended September 30, 2013 and 2012, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates:

	Fair Value Measurement
	at September 30, 2013 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$42,414	$-	$42,414	$-
MBS	2,970	-	1,261	-
Municipals	13,728	-	13,894	-
Residential loans held for sale	14,527	-	14,527	-
			-
Financial Assets - Non-Recurring
Impaired loans	50,964	-	43,824	7,140
Other real estate owned	19,652	-	18,290	1,362

	Fair Value Measurement
	at December 31, 2012 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$11,387	$5,000	$6,387	$-
MBS	1,829	-	1,829	-
Municipals	11,938	2,918	9,020	-
Residential loans held for sale	24,188	-	24,188	-

Financial Assets - Non-Recurring
Impaired loans	54,775	-	47,016	7,759
Other real estate owned	20,204	-	18,675	1,529

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at September 30, 2013:

Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
(In thousands)

Impaired Loans -Real Estate Secured	$ 6,030	Appraisal (1) or Internal Valuation (2)	Appraisal Adjustments Liquidation Expenses (3)	10%-30%
Impaired Loans - Non-Real Estate Secured	$ 1,110	Appraisal (1) or Discounted Cash Flow	Appraisal Adjustments Liquidation Expenses (3)	10%-20%
Other Real Estate Owned	$ 1,362	Appraisal (1) or Internal Valuation (2)	Appraisal Adjustments Liquidation Expenses (3)	7%-30%

(1) Fair Value is generally determined through independent appraisals of the underlying collateral, which generally included various level 3 inputs which are not identifiable
(2) Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances
(3) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses

The following table presents the changes in the Level 3 fair value category for the nine months ended September 30, 2013.

	Impaired	Real Estate
	Loans	Owned	Total Assets
	(In thousands)

Balance at December 31, 2012	$7,759	$1,529	$9,288

Total realized and unrealized gains (losses)
Included in earnings	-	(326)	(326)
Included in other comprehensive income	-	-	-
Net transfers in and/or out of Level 3	(619)	159	(460)

Balance at September 30, 2013	$7,140	$1,362	$8,502

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

Village Bank
Fair Value - Financial Instruments Summary
September 30, 2013

		September 30,		December 31,
		2013		2012
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value

Financial assets
Cash	Level 1	$13,142,811	$13,142,811	$13,945,105	$13,945,105
Cash equivalents	Level 2	20,632,216	20,632,216	39,185,837	39,185,837
Investment securities available for sale	Level 1	-	-	7,918,420	7,918,420
Investment securities available for sale	Level 2	59,112,521	59,112,521	17,235,626	17,235,626
Federal Home Loan Bank stock	Level 2	1,642,300	1,642,300	2,121,900	2,121,900
Loans held for sale	Level 2	14,526,577	14,526,577	24,188,384	24,188,384
Loans	Level 2	244,101,136	247,933,319	290,115,508	294,476,846
Impaired loans	Level 2	43,824,127	43,824,127	47,016,065	47,016,065
Impaired loans	Level 3	7,139,567	7,139,567	7,758,689	7,758,689
Other real estate owned	Level 2	18,603,822	18,603,822	18,675,164	18,675,164
Other real estate owned	Level 3	1,361,832	1,361,832	1,528,527	1,528,527
Bank owned life insurance	Level 3	6,718,678	6,718,678	6,575,018	6,575,018
Accrued interest receivable	Level 2	1,517,519	1,517,519	1,676,518	1,676,518

Financial liabilities
Deposits	Level 2	401,596,415	402,889,752	436,322,962	437,644,329
FHLB borrowings	Level 2	18,000,000	18,249,300	28,000,000	28,424,029
Trust preferred securities	Level 2	8,764,000	7,274,120	8,764,000	7,537,040
Other borrowings	Level 2	3,289,463	3,289,463	4,851,811	4,851,811
Accrued interest payable	Level 2	1,054,233	1,054,233	911,635	911,635

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

As required by the Federal Reserve Bank of Richmond, the Company notified the U.S. Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  The total arrearage on such preferred stock as of September 30, 2013 was $1,934,362.  This amount has been accrued for and is included in other liabilities in the consolidated balance sheet.

In June 2012 the Treasury asked to allow an observer at the Company’s meetings of its board of directors.  The observer started attending board meetings in August 2012.  The Treasury has the contractual right to nominate up to two members to the board of directors upon the Company’s sixth missed dividend payment.  The Company has deferred ten dividend payments as of September 30, 2013.  However, Treasury has not indicated that it will nominate two directors to the board of directors.

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

The Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated:

	September 30,	December 31,
	2013	2012

Undisbursed credit lines	$35,536,000	$35,780,000
Commitments to extend or originate credit	20,252,000	25,016,000
Standby letter of credit	2,672,000	3,314,000

Total commitments to extend credit	$58,460,000	$64,110,000

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

Since entering into the Order and the Written Agreement, the Company has taken numerous steps to comply with the terms of the agreements.

In March 2013, the Special Inspector General for the Troubled Asset Relief Program (“SIGTARP”) notified the Company that it was conducting an investigation of the Company and has issued three subpoenas requesting the Company to produce certain documents and other information.  The Company is cooperating fully with SIGTARP and has produced all the documents and other information requested thus far by SIGTARP.  The Company cannot predict the duration or the outcome of the investigation, including the effect the investigation and the costs associated with the investigation could have on the Company’s business, financial condition, or results of operations.

Note 12 – Income Taxes

The net deferred tax asset is included in other assets on the balance sheet.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  The deferred tax assets are analyzed quarterly for changes affecting realization.  Management determined that as of September 30, 2013, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance for all of the net deferred tax asset that is dependent on future earnings of the Company of approximately $10,158,000.

Note 13 – Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU requires an entity to report, either on the face of the income statement or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the income statement if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts. This ASU is effective prospectively in the first quarter of 2013.  The company adopted ASU 2013-02 in the first quarter of 2013 by adding the required disclosure.  The adoption of ASU 2013-02 did not have a material effect on the Company’s financial condition and results of operations.

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

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	a decline in loan volume of Village Bank Mortgage Corporation as a result of the activity in the residential real estate market or increasing interest rates;
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

Beginning in 2012, our business strategy included efforts to reduce our total assets and liabilities due to a continued depressed economy as well as capital limitations at the time.  These efforts resulted in declines of approximately $72 million in total assets and approximately $60 million in total liabilities in 2012.  With the sale of a branch completed in the first quarter of 2013, we further reduced our total assets by approximately $26 million and liabilities by approximately $23 million.  In the second and third quarters we experienced a continued decline in total assets, primarily as a result of a declining loan portfolio accompanied by declines in higher cost deposits and FHLB advances.  This strategy helped strengthen our regulatory capital ratios in 2012 and through the third quarter of 2013.  While we do not anticipate significant growth for the remainder of 2013, we do not expect to continue our efforts to reduce total assets and liabilities.

Results of operations

The following represents management’s discussion and analysis of the financial condition of the Company at September 30, 2013 and December 31, 2012 and the results of operations for the Company for the three and nine months ended September 30, 2013 and 2012.  This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly report.

Income statement analysis

Summary

For the three months ended September 30, 2013, the Company had a net loss of $(267,000) and net loss available to common shareholders of $(488,000) or $(0.11) per fully diluted share, compared to net loss of $(367,000) and net loss available to common shareholders of $(588,000), or $(0.14) per fully diluted share, for the same period in 2012.  For the nine months ended September 30, 2013, the Company had a net loss totaling $(189,000) and a net loss available to common shareholders of $(853,000), or $(0.20) per fully diluted share, compared to net loss totaling $(11,504,000) and a net loss available to common shareholders of $(12,131,000), or $(2.85) per share on a fully diluted share, for the same period in 2012.  These results reflect improvements in net income before the accrual of preferred stock dividends of $100,000 and $11,315,000, for the three and nine month periods, respectively.

The components of these increases in net income before accrual of preferred stock dividends are presented following:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2013

Decrease in net interest income	$(432,000)	$(1,396,000)
Decrease in provision for loan losses	700,000	8,272,000
Increase (decrease) in noninterest income	(944,000)	249,000
Decrease in noninterest expense	615,000	147,000
Decrease in income tax expense	161,000	4,043,000

	$100,000	$11,315,000

Although we experienced a net loss for the three and nine month periods ended September 30, 2013, our results showed improvement from the same periods in 2012 primarily due to the decline in the provision for loan losses and the decrease in tax expense.  The decrease in the provision for loan losses was attributable to an improving loan portfolio as well as a decline in need due to the decline in total loans.  This is consistent with the previous quarters of 2013.  However, as we resolve nonperforming loans through foreclosure, costs associated with foreclosed real estate will continue to be a significant expense.  The decrease in income tax expense was due to management’s determination in 2012 that a valuation allowance was necessary on its deferred tax asset which resulted in income tax expense in 2012.

The decrease in net interest income was primarily a result of a decline in our loan portfolio in line with our asset reduction strategy.  The decrease in noninterest income for the three month period is primarily attributable to declines in gains on securities sales of $557,000 and in gains on sales of loans of $268,000.  The primary factors affecting noninterest income for the nine month period were the gain on sale of the Robious branch of $598,000 in 2013 as well as a decline in gains on securities sales of $604,000.  The decrease in noninterest expense for the three month period was attributable to declines in professional services of $209,000 and expenses related to foreclosed real estate of $423,000.

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

Net interest income for the third quarter of $3,784,000 represents a decrease of $(432,000), or 10%, compared to the third quarter of 2012, and an increase of $64,000, or 2%, compared to the second quarter of 2013.

Compared to the third quarter of 2012, average interest-earning assets for the third quarter of 2013 decreased by $45,477,000, or 10%.  The decrease in interest-earning assets was due primarily to decreases in portfolio loans of $82,464,000, offset by increases in investment securities of $27,314,000 and federal funds sold of $11,250,000.  This decline in average interest earning assets is consistent with our asset reduction strategy.

Net interest income of $11,593,000 for the first nine months of 2013 represents a decrease of $(1,396,000), or 11%, compared to the same period in 2012.

Compared to the first nine months of 2012, average interest-earning assets for the same period of 2013 decreased by $53,937,000, or 11%.  The decrease in interest-earning assets was due primarily to decreases in portfolio loans of $81,994,000, offset by increases in investment securities of $11,447,000 and federal funds sold of $15,854,000.  This decline in average interest earning assets is consistent with our asset reduction strategy.

Average interest-bearing liabilities for the third quarter of 2013 decreased by $41,921,000, or 10%, compared to the third quarter of 2012, and by $40,850,000, or 9%, for the comparative nine month periods.  The decrease in interest-bearing liabilities was due to declines in average deposits of $32,935,000 and $32,696,000, respectively.  The average cost of interest-bearing liabilities for the three months ended September 30, 2013 decreased to 1.06% from 1.36% for the same period in 2012, and to 1.16% from 1.40% for the comparative nine month periods.  The principal reason for the decrease in liability costs was the maintenance of short-term interest rates at a low level by the Federal Reserve.  The continuing low interest rates have allowed us to reduce our costs of funds as certificates of deposit and borrowings mature.  See our discussion of interest rate sensitivity below for more information.

The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial services industry to determine how profitably earning assets are funded.  Our net interest margin over the last several quarters is provided in the following table:

Net
Interest
Quarter Ended	Margin

September 30, 2012	3.70%
December 31, 2012	4.25%
March 31, 2013	3.79%
June 30, 2013	3.50%
September 30, 2013	3.69%

The significant increase in the net interest margin in the fourth quarter of 2012 is attributable to the recapture of interest on returning approximately $14.4 million of nonaccrual loans to accrual status during the quarter.  The decline in the net interest margin for the second quarter of 2013 is primarily a result of a decline in portfolio loans of $18,388,000 during the period.  Portfolio loans are our highest yielding asset and the current lending environment is very competitive.  The increase in the net interest margin in the third quarter of 2013 is attributable to an increase in the yield on loans held for sale as mortgage interest rates increased in the third quarter and a decline of 12 basis points in our cost of funds.

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

Average Balance Sheets
(in thousands)

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$303,866	$4,293	5.61%	$386,330	$5,344	5.49%
Loans held for sale	14,798	166	4.45%	16,375	145	3.51%
Investment securities	58,054	324	2.21%	30,740	167	2.16%
Federal funds and other	30,097	18	0.24%	18,847	11	0.23%
Total interest earning assets	406,815	4,801	4.68%	452,292	5,667	4.97%

Allowance for loan losses and deferred fees	(9,381)			(14,094)
Cash and due from banks	11,649			13,540
Premises and equipment, net	23,743			26,183
Other assets	36,499			36,769

Total assets	$469,325			$514,690

Interest bearing deposits
Interest checking	$42,261	$20	0.19%	$43,779	$36	0.33%
Money market	64,776	33	0.20%	64,693	59	0.36%
Savings	20,995	10	0.19%	18,652	22	0.47%
Certificates	220,202	787	1.42%	254,045	1,070	1.67%
Total	348,234	850	0.97%	381,169	1,187	1.24%
Borrowings	33,609	167	1.97%	42,595	264	2.46%
Total interest bearing liabilities	381,843	1,017	1.06%	423,764	1,451	1.36%
Noninterest bearing deposits	58,614			56,983
Other liabilities	6,739			6,087
Total liabilities	447,196			486,834
Equity capital	22,129			27,856
Total liabilities and capital	$469,325			$514,690

Net interest income before provision for
loan losses		$3,784			$4,216

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.62%			3.61%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.69%			3.70%

Average Balance Sheets
(in thousands)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$321,721	$13,746	5.71%	$403,715	$16,560	5.48%
Loans held for sale	15,963	478	4.00%	15,207	442	3.89%
Investment securities	44,203	751	2.27%	32,756	532	2.17%
Federal funds and other	41,683	71	0.23%	25,829	44	0.23%
Total interest earning assets	423,570	15,046	4.74%	477,507	17,578	4.92%

Allowance for loan losses and deferred fees	(9,925)			(13,381)
Cash and due from banks	12,324			14,199
Premises and equipment, net	24,370			26,439
Other assets	37,074			35,826

Total assets	$487,413			$540,590

Interest bearing deposits
Interest checking	$42,654	$81	0.25%	$42,889	$112	0.35%
Money market	65,453	143	0.29%	68,976	205	0.40%
Savings	20,734	50	0.32%	17,534	65	0.50%
Certificates	232,216	2,568	1.48%	264,354	3,409	1.72%
Total	361,057	2,842	1.05%	393,753	3,791	1.29%
Borrowings	37,486	611	2.18%	45,640	799	2.34%
Total interest bearing liabilities	398,543	3,453	1.16%	439,393	4,590	1.40%
Noninterest bearing deposits	57,484			61,503
Other liabilities	7,289			4,983
Total liabilities	463,316			505,879
Equity capital	24,097			34,711
Total liabilities and capital	$487,413			$540,590

Net interest income before provision for
loan losses		$11,593			$12,988

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.59%			3.53%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.66%			3.63%

Provision for loan losses

The Company did not record a provision for loan losses for the three months ended September 30, 2013 compared to $700,000 for the three months ended September 30, 2012.  The provision for loan losses for the nine months ended September 30, 2013 was $823,000 compared to $9,095,000 for the nine months ended September 30, 2012.  The declines in the provision for loan losses for the three and nine month periods were primarily driven by a $68 million decline in loans outstanding from September 30, 2012 to September 30, 2013 as well as a decline in the impairment on specific nonperforming loans.  While we are encouraged by this decline in the provision for loan losses, overall asset quality continues to be a concern as there continues to be uncertainty in the economy and the level of nonperforming assets remains significant.

Noninterest income

Noninterest income decreased from $4,028,000 for the three months ended September 30, 2012 to $3,085,000 for the three months ended September 30, 2013, a decrease of $943,000, or 23%.  The decrease in noninterest income is primarily a result of lower gains on loan sales from decreased loan originations by our mortgage banking subsidiary of $268,000, and a decrease in gain on sale of securities of $557,000.  Noninterest income increased from $9,865,000 for the first nine months of 2012 to $10,114,000 for the first nine months of 2013, an increase of $249,000, or 3%.  The increase in noninterest income is primarily a result of higher gains on sale of loans of $118,000 due to mortgage originations in the first and second quarters of 2013 and the gain on the sale of the Robious branch of $598,000 in the first quarter of 2013, offset by a decrease in the gain on sale of securities of $604,000.

Mortgage loan originations by our mortgage company decreased by $5,563,000, or 2%, for the first nine months of 2013 compared to the same period in 2012.  However, proceeds from the sale of mortgage loans increased by $12,934,000 for the same comparative periods.  If rates were to continue to increase in 2013, mortgage production could be adversely affected, primarily through a reduction in mortgage loan refinancings.  Of the total loan production in 2013, approximately 35% were refinancings of existing mortgages and 65% were for new home purchases.

Noninterest expense

Noninterest expense for the three months ended September 30, 2013 was $7,136,000 compared to $7,751,000 for the three months ended September 30, 2012, a decrease of $615,000, or 8%.  The more significant decreases in noninterest expense occurred in expenses related to foreclosed real estate of $423,000, professional and outside services of $209,000, and equipment expense of $65,000.  These declines were offset by increases in salaries and benefits of $149,000.

Noninterest expense for the nine months ended September 30, 2013 totaled $21,072,000, a decrease of $147,000, or 0.7%, from $21,219,000 for the nine months ended September 30, 2012.  The more significant decreases in noninterest expense occurred in professional and outside services of $254,000, equipment of $187,000, loan underwriting of $245,000 and FDIC assessment of $135,000 offset by an increase in salaries and benefits of $704,000.

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

The net deferred tax asset is included in other assets on the balance sheet.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  The deferred tax assets are analyzed quarterly for changes affecting realization.  Management determined that as of December 31, 2012, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance on its net deferred tax asset of approximately $10,158,000.  Based on quarterly analysis for changes affecting realization of the net deferred tax asset management believes that the valuation allowance established at December 31, 2012 is adequate and did not recognize any additional valuation allowance on its net deferred tax asset at September 30, 2013.  The net operating losses available to offset future taxable income amounted to approximately $14,210,000 at September 30, 2013 and expire through 2030.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes.  Instead, they are subject to a franchise tax based on bank capital.  The Company recorded a franchise tax expense of $123,000 the nine months ended September 30, 2012.  Due to the Company’s adjusted capital level we were not subject to franchise tax expense in the first nine months of 2013.

Balance Sheet Analysis

Our total assets decreased to $459,721,000 at September 30, 2013 from $510,087,000 at December 31, 2012, a decrease of $50,366,000, or 10%.  The branch sale discussed previously accounted for approximately half of this decline.  The remaining amount of the decline was attributable to management’s strategy to decrease our level of assets to improve our regulatory capital ratios and reduce our overhead expenses.  Net portfolio loans decreased by $49,825,000 during 2013 (of which approximately $12,000,000 was sold as part of the branch sale), loans held for sale decreased by $9,662,000 and other real estate owned decreased by $552,000, while liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) increased by $14,603,000.

Loans

One of management’s primary objectives is to maintain the quality of the loan portfolio.  The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower.  The portfolio strategies include seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar.

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

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
Construction and land development
Residential	$3,598	1.19%	$2,845	0.80%
Commercial	31,516	10.40%	41,210	11.61%
Total construction and land development	35,114	11.59%	44,055	12.41%
Commercial real estate
Farmland	1,919	0.63%	2,581	0.73%
Commercial real estate - owner occupied	72,495	23.93%	92,773	26.14%
Commercial real estate - non-owner occupied	46,759	15.43%	54,551	15.37%
Multifamily	11,594	3.83%	7,979	2.25%
Total commercial real estate	132,767	43.82%	157,884	44.49%
Consumer real estate
Home equity lines	21,855	7.22%	25,521	7.19%
Secured by 1-4 family residential,
secured by first deeds of trust	71,936	23.74%	80,788	22.76%
Secured by 1-4 family residential,
secured by second deeds of trust	8,784	2.89%	9,517	2.68%
Total consumer real estate	102,575	33.85%	115,826	32.63%
Commercial and industrial loans
(except those secured by real estate)	30,375	10.02%	34,384	9.69%
Consumer and other	2,171	0.72%	2,761	0.78%

Total loans	303,002	100.0%	354,910	100.0%
Deferred loan cost (unearned income), net	691		788
Less: Allowance for loan losses	(8,628)		(10,808)

	$295,065		$344,890

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
•
Risk rated 7 loans have all the weaknesses inherent in risk rated 6 loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

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

The allowance for loan losses at September 30, 2013 was $8,628,000, compared to $10,808,000 at December 31, 2012.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at September 30, 2013 and December 31, 2012 was 2.78% and 3.04%, respectively.  The decrease in the allowance for loan losses for the first nine months of 2013 was primarily a result of the decline in portfolio loans of $49,825,000 as well as significant charge-offs recognized during the quarter for which specific provisions for loan losses had been previously provided.  We believe the amount of the allowance for loan losses at September 30, 2013 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (in thousands).

	Nine Months Ended
	September
	2013	2012

Beginning balance	$10,808	$16,071
Provision for loan losses	823	9,095
Charge-offs
Construction and land development
Residential	-	(797)
Commercial	(270)	(5,506)
Commercial real estate
Farmland	(448)	-
Commercial real estate - owner occupied	(404)	(685)
Commercial real estate - non-owner occupied	(510)	(431)
Multifamily
Consumer real estate
Home equity lines	(266)	(681)
Secured by 1-4 family residential,
secured by first deeds of trust	(1,002)	(3,046)
Secured by 1-4 family residential,
secured by second deeds of trust	(215)	(428)
Commercial and industrial loans
(except those secured by real estate)	(466)	(1,428)
Consumer and other	(52)	(404)
	(3,633)	(13,406)
Recoveries
Construction and land development
Residential	101	45
Commercial	280	5
Commercial real estate
Farmland	-	-
Commercial real estate - owner occupied	43	-
Commercial real estate - non-owner occupied	-	-
Multifamily
Consumer real estate
Home equity lines	10	8
Secured by 1-4 family residential,
secured by first deeds of trust	22	81
Secured by 1-4 family residential,
secured by second deeds of trust	6	5
Commercial and industrial loans
(except those secured by real estate)	160	147
Consumer and other	8	5
	630	296
Net charge-offs	(3,003)	(13,110)

Ending balance	$8,628	$12,056

Loans outstanding at end of period (1)	$303,693	$375,127
Ratio of allowance for loan losses as
a percent of loans outstanding at
end of period	2.84%	3.21%

Average loans outstanding for the period (1)	$321,721	$403,715
Ratio of net charge-offs to average loans
outstanding for the period	0.93%	3.25%

(1) Loans are net of unearned income.

The allowance for loan losses as a percentage of net loans decreased from 3.21% at September 30, 2012 to 2.78% at September 30, 2013 primarily as a result of significant charge-offs recognized during the prior year for which specific provisions for loan losses had been previously provided.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands).

	September 30,	December 31,	September 30,
	2013	2012	2012

Nonaccrual loans	$22,490	$25,605	$40,760
Foreclosed properties	19,652	20,204	20,576
Total nonperforming assets	$42,142	$45,809	$61,336

Restructured loans still accruing	$28,474	$38,820	$22,105

Loans past due 90 days and still accruing
(not included in nonaccrual loans above)	$-	$115	$482

Nonperforming assets to loans at end of period(1)	13.9%	12.9%	16.4%

Nonperforming assets to total assets	9.2%	9.0%	12.1%

Allowance for loan losses to nonaccrual loans	38.4%	42.2%	29.6%

(1) Loans are net of deferred fees and costs.

The following table presents an analysis of the changes in nonperforming assets for the nine months ended September 30, 2013 (in thousands).

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2012	$25,605	$20,204	$45,809
Additions, net	11,425	322	11,747
Transfers to OREO	(6,473)	6,473	-
Repayments	(4,428)	-	(4,428)
Charge-offs	(3,639)	(2,448)	(6,087)
Sales	-	(4,899)	(4,899)

Balance September 30, 2013	$22,490	$19,652	$42,142

The following table presents an analysis of the changes in nonperforming assets for the twelve months ended September 30, 2013 (in thousands).

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance September 30, 2012	$40,760	$20,576	$61,336
Additions, net	11,090	834	11,924
Transfers to OREO	(10,985)	10,985	-
Repayments	(13,447)	-	(13,447)
Charge-offs	(4,928)	(3,005)	(7,933)
Sales		(9,738)	(9,738)

Balance September 30, 2013	$22,490	$19,652	$42,142

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

Of the total nonaccrual loans of $22,490,000 at September 30, 2013 that were considered impaired, 8 loans totaling $4,965,000 had specific allowances for loan losses totaling $1,539,000.  This compares to $25,605,000 in nonaccrual loans at December 31, 2012 of which 15 loans totaling $4,648,000 had specific allowances for loan losses of $1,338,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $1,980,000 and $1,931,000 for the nine months ended September 30, 2013 and 2012, respectively.

Deposits

Deposits as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%

Demand accounts	$59,172,655	14.7%	$57,049,348	13.1%
Interest checking accounts	44,546,350	11.1%	45,861,199	10.5%
Money market accounts	63,156,132	15.7%	66,007,160	15.1%
Savings accounts	20,780,476	5.2%	20,922,112	4.8%
Time deposits of $100,000 and over	99,168,163	24.7%	113,332,481	26.0%
Other time deposits	114,772,639	28.6%	133,150,662	30.5%

Total	$401,596,415	100.0%	$436,322,962	100.0%

Total deposits decreased by $34,727,000, or 8%, from $436,323,000 at December 31, 2012 to $401,596,000 at September 30, 2013, as compared to a decrease of $50,379,000, or 10%, during the first nine months of 2012.  Checking and savings accounts increased by $667,000, money market accounts decreased by $2,851,000 and time deposits decreased by $32,542,000.  The decline in time deposits was a result of the branch sale as well as repricing maturing time deposits at rates below market for noncore depositors.  The cost of our interest-bearing deposits declined to 1.05% for the first nine months of 2013 compared to 1.29% for the first nine months of 2012.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  Borrowings from the FHLB were $18,000,000 and $28,000,000 at September 30, 2013 and December 31, 2012 respectively.  The FHLB advances are secured by the pledge of residential mortgage loans, investment securities and our FHLB stock.

Capital resources

Stockholders’ equity at September 30, 2013 was $21,254,000, compared to $24,965,000 at December 31, 2012.  On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the TARP Program), pursuant to which the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 499,030 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Capital Purchase Program carries a 5% dividend until May 1, 2014, and 9% thereafter, unless the shares are redeemed by the Company.  The $(3,711,000) decrease in equity during the first nine months of 2013 was primarily due to an unrealized loss of $(3,054,000) related to a decline in the market value of available for sale investments.  This decline in the market value of available for sale securities is attributable to an increase in interest rates during the second quarter.  As of September 30, 2013, we do not have the intent to sell any of these securities and we believe that it is more likely than not that we will not have to sell these securities before a recovery of cost.  The Bank has significant resources of liquidity other than these securities that will allow us to hold them.  Additionally, the securities could be pledged to obtain loans for liquidity if needed.

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

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the TARP program preferred stock or trust preferred capital notes without prior regulatory approval.  In addition, the Consent Order with the FDIC and BFI provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction in capital, without regulatory approval.  At September 30, 2013, the aggregate amount of the Company’s total accrued but deferred dividend payments on TARP was $1,934,362 and the interest payments on trust preferred capital notes was $807,316.

In June 2012 as a result of the unpaid dividends, Treasury requested that an observer appointed by Treasury be allowed to attend the Company’s meetings of its board of directors.  The observer started attending board meetings commencing in August 2012.  Treasury has the contractual right to nominate up to two members to the board of directors upon the Company’s sixth deferred dividend payment.  The Company has deferred ten dividend payments as of September 30, 2013.  However, Treasury has not indicated at this time it will nominate two directors to our board.

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

	September 30,	December 31,
	2013	2012

Tier 1 capital
Preferred stock	$59	$59
Common stock	17,007	17,007
Additional paid-in capital	40,711	40,705
Retained earnings (deficit)	(34,026)	(33,174)
Warrant Surplus	732	732
Discount on preferred stock	(87)	(199)
Qualifying trust preferred securities	3,024	3,306
Less intangible assets	(320)	(393)
Total equity	27,100	28,043
Total Tier 1 capital	27,100	28,043

Tier 2 capital
Qualifying trust preferred securities	5,740	5,458
Allowance for loan losses	4,285	4,795
Total Tier 2 capital	10,025	10,253

Total risk-based capital	37,125	38,296

Risk-weighted assets	$338,467	$377,572

Average assets	$469,717	$505,046

Capital ratios
Leverage ratio (Tier 1 capital to
average assets)	5.77%	5.55%
Tier 1 capital to risk-weighted assets	8.01%	7.43%
Total capital to risk-weighted assets	10.97%	10.14%
Equity to total assets	4.62%	4.89%

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands).

	September 30,	December 31,
	2013	2012

Tier 1 capital
Common stock	$6,849	$6,849
Additional paid-in capital	55,412	55,406
Retained earnings (deficit)	(28,816)	(28,925)
Less intangible assets	(320)	(393)
Total equity	33,125	32,937
Total Tier 1 capital	33,125	32,937

Tier 2 capital
Allowance for loan losses	4,259	4,769
Total Tier 2 capital	4,259	4,769

Total risk-based capital	37,384	37,706

Risk-weighted assets	$336,348	$375,451

Average assets	$469,673	$505,150

Capital ratios
Leverage ratio (Tier 1 capital to
average assets)	7.05%	6.52%
Tier 1 capital to risk-weighted assets	9.85%	8.77%
Total capital to risk-weighted assets	11.11%	10.04%
Equity to total assets	6.62%	6.55%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  The Bank met the ratio requirements to be categorized “well capitalized” institution as of September 30, 2013 and December 31, 2012.  However, due to the minimum capital ratios required by the Consent Order, the Bank currently is considered “adequately capitalized”.  The Consent Order requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 11%.  At September 30, 2013, the Bank’s leverage ratio was 7.05% and the total capital to risk weighted assets ratio was 11.11%.  As required by the Consent Order, the Bank has provided a capital plan to the FDIC and BFI that demonstrates how the Bank will come into compliance with the required minimum capital ratios set forth in the Consent Order.  When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29.  In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

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

At September 30, 2013, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $92,888,000, or 20% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $7,051,000 of these securities are pledged against borrowings.  Therefore, the related borrowings would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain two federal funds lines of credit with correspondent banks totaling $22 million for which there were no borrowings against the lines at September 30, 2013.

At September 30, 2013, we had commitments to originate $58,460,000 of loans.  Fixed commitments to incur capital expenditures were less than $25,000 at September 30, 2013.  Certificates of deposit scheduled to mature in the 12-month period ending September 30, 2014 totaled $87,606,000.  We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at September 30, 2013.  The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval.  Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

	Within 3	3 to 6	6 to 12	13 to 36	More than
	Months	Months	Months	Months	36 Months	Total
Interest Rate Sensitive Assets
Loans (1)
Fixed rate	$8,049	$7,147	$10,428	$18,097	$74,774	$118,495
Variable rate	43,205	13,752	23,883	24,500	79,167	184,507
Investment securities	-	-		-	59,113	59,113
Loans held for sale	14,527	-	-	-	-	14,527
Federal funds sold	20,632	-	-	-	-	20,632

Total rate sensitive assets	86,413	20,899	34,311	42,597	213,054	397,274
Cumulative rate sensitive assets	86,413	107,312	141,623	184,220	397,274

Interest Rate Sensitive Liabilities
Interest checking	-	-	-	44,546	-	44,546
Money market accounts	63,156	-	-	-	-	63,156
Savings	-	-	-	20,780	-	20,780
Certificates of deposit	23,268	19,506	44,832	89,914	36,422	213,942
FHLB advances	-	1,000	7,000	10,000	-	18,000
Trust Preferred Securities	-	-	-		8,764	8,764
Other borrowings	3,289	-	-	-	-	3,289

Total rate sensitive liabilities	89,713	20,506	51,832	165,240	45,186	372,477
Cumulative rate sensitive liabilities	89,713	110,219	162,051	327,291	372,477

Rate sensitivity gap for period	$(3,300)	$393	$(17,521)	$(122,643)	$167,868	$24,797
Cumulative rate sensitivity gap	$(3,300)	$(2,907)	$(20,428)	$(143,071)	$24,797

Ratio of cumulative gap to total assets	(0.7)%	(0.6)%	(4.5)%	(31.1)%	5.4%
Ratio of cumulative rate sensitive
assets to cumulative rate sensitive
liabilities	96.3%	97.4%	87.4%	56.3%	106.7%
Ratio of cumulative gap to cumulative
rate sensitive assets	(3.8)%	(2.7)%	(14.4)%	(77.7)%	6.2%

(1) Includes nonaccrual loans of approximately $22,490,000, which are spread throughout the categories.

At September 30, 2013, our balance sheet is liability sensitive for the next 36 months, meaning that our liabilities reprice more quickly than our assets during that period, and assets sensitive after 36 months, meaning that our assets will reprice more quickly than our liabilities during that period, with a ratio of cumulative gap to total assets ranging from a negative gap of (0.7)% for the first three months to a negative gap of (31.1)% for thirteen to thirty six month period.  A negative gap can adversely affect earnings in periods of increasing interest rates.  Given the Federal Reserve’s recent announcement that it will maintain short-term interest rates at current levels until the end of 2014, we do not expect interest rates to increase in the foreseeable future.  However, we believe our balance sheet should be asset sensitive and, accordingly, we have adopted pricing policies to lengthen the maturities/repricing of our liabilities relative to the maturities/repricing of our assets.

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

Real estate acquired in settlement of loans

Real estate acquired in settlement of loans represents properties acquired through foreclosure or physical possession.  Write-downs to fair value less cost to sell of foreclosed assets at the time of transfer are charged to allowance for loan losses.  Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.  Subsequent declines in value are charged to operations.  Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties.  The evaluation of these factors involves subjective estimates and judgments that may change.

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income.  Management determined that as of December 31, 2012 and September 30, 2013, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance of $10,158,000 and $10,190,000, respectively, representing all the net deferred tax asset that is dependent on future earnings of the Company at the indicated date.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2013.  Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

In consideration of our agreements with our regulators, which require regulatory approval to make dividend payments on our preferred stock, the Company notified the U.S. Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Preferred Stock.  The total arrearage on such preferred stock as of September 30, 2013 was $1,934,362.

ITEM 4 – MINE SAFETY DISCOLOSURES

None

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

10.1
Employment Agreement, dated August 8, 2013, by and between the Company and William G. Foster, Jr. (included as Exhibit 10.1 to the Current Report in Form 8-K filed August 19, 2013 and incorporated by reference herein).

10.2
Employment Agreement, dated August 9, 2013, by and between the Company and Thomas W. Winfree (included as Exhibit 10.2 to the Current Report on Form 8-K filed August 19, 2013 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.
(Registrant)

Date:	November 4, 2013	By:	/s/ Thomas W. Winfree
Thomas W. Winfree
President and
Chief Executive Officer

Date:	November 4, 2013	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibit
Number	Document

10.1
Employment Agreement, dated August 8, 2013, by and between the Company and William G. Foster, Jr. (included as Exhibit 10.1 to the Current Report in Form 8-K filed August 19, 2013 and incorporated by reference herein).

10.2
Employment Agreement, dated August 9, 2013, by and between the Company and Thomas W. Winfree (included as Exhibit 10.2 to the Current Report on Form 8-K filed August 19, 2013 and incorporated by reference herein).

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