Form 10-Q/A
period 2013-09-30
Village Bank & Trust Financial Corp.
filed 2013-11-26
CIK 1290476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

Village Bank and Trust Financial Corp. (the “Company”) hereby amends its Quarterly Report on Form 10-Q for the period ended September 30, 2013 as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (the “Amendment”).  The signature of the Company’s principal financial officer was inadvertently omitted from the EDGAR version of Exhibit 32.1 in the original filing.  The Amendment is being filed solely for the purpose of providing a new Exhibit 32.1 reflecting the principal financial officer’s signature.

No other information in the Form 10-Q for the period ended September 30, 2013 is being amended by the Amendment, and the filing continues to speak as of the period ending date in the original filing.  For convenience, the entire Quarterly Report on Form 10-Q for the period ended September 30, 2013 has been re-filed in this Amendment.  Pursuant to SEC Rule 12b-15, in connection with this filing, we have also re-filed Exhibits 31.1 and 31.2.

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

VILLAGE BANK AND TRUST FINANCIAL CORP.
(Registrant)

Date:	November 26, 2013	By:	/s/ Thomas W. Winfree
Thomas W. Winfree
President and
Chief Executive Officer

Date:	November 26, 2013	By:	/s/ C. Harril Whitehurst, Jr.
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