Form 10-K
period 2013-12-31
Village Bank & Trust Financial Corp.
filed 2014-03-26
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number 0-50765

VILLAGE BANK AND vxTRUST FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Virginia	16-1694602
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15521 Midlothian Turnpike, Suite 200, Midlothian, Virginia	23113
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 804-897-3900

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $8,808,000.

The number of shares of common stock outstanding as of March 14, 2014 was 5,338,295.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in conjunction with the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Village Bank and Trust Financial Corp.

Form 10-K

Part I

In addition to historical information, the following report contains forward-looking statements that are subject to risks and uncertainties that could cause Village Bank and Trust Financial Corp.’s actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the report. For discussion of factors that may cause our actual future results to differ materially from those anticipated, please see “ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” herein.

ITEM 1. BUSINESS

Village Bank and Trust Financial Corp. (“Company”) was incorporated in January 2003 and was organized under the laws of the Commonwealth of Virginia as a bank holding company. The Company has three active wholly owned subsidiaries: Village Bank (the “Bank”), Southern Community Financial Capital Trust I, and Village Financial Statutory Trust II. The Bank has one active wholly owned subsidiary: Village Bank Mortgage Corporation (“the mortgage company”), a full service mortgage banking company. The Company is the holding company of and successor to the Bank. Effective April 30, 2004, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction.

The Bank is the primary operating business of the Company. The Bank offers a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans, primarily in the Richmond, Virginia metropolitan area. The Bank was organized in 1999 as a Virginia chartered bank to engage in a general banking business to serve the communities in and around Richmond, Virginia. Deposits with the Bank are insured to the maximum amount provided by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a comprehensive range of financial services and products and specializes in providing customized financial services to small and medium sized businesses, professionals, and associated individuals. The Bank provides its customers with personal customized service utilizing the latest technology and delivery channels.

Bank revenues are derived from interest and fees received in connection with loans, deposits, and investments. Administrative and operating expenses are the major expenses, followed by interest paid on deposits and borrowings. Revenues from the mortgage company consist primarily of gains from the sale of loans and loan origination fees and its major expenses consist of personnel, advertising, and other operating expenses. In 2013, revenue (after intercompany eliminations) generated by the Bank totaled $22.8 million and $9.1 million by the mortgage company.

Business Strategy

Our current business strategies include the following:

•	To shift our focus from asset reduction to one of revenue growth. Over the past two years we have substantially reduced our assets from $582 million at December 31, 2011 to $444 million at December 31, 2013. Although this reduction in assets was necessary to resolve our nonperforming assets, reduce real estate loan concentrations, and improve our capital ratios, it did erode the revenue base of our business. In 2014, we will shift our focus to one of growing our asset base, primarily through our loan portfolio, within the 10% limit provided in our regulatory agreements.

•	To reduce the level of our nonperforming assets. Nonperforming assets, consisting of nonaccrual loans and real estate acquired through foreclosure, reached record highs in 2012 and continue to have a negative effect on profitability. We have committed significant resources to reduce the level of nonperforming assets.

•	To comply with the requirements agreed to with our regulatory authorities.

o	The Bank has entered into an agreement with the Federal Deposit Insurance Corporation and the Virginia Bureau of Financial Institutions, agreeing among other matters to: (1) improve its credit risk exposure; (2) comply with regulatory capital requirements of 8% Tier 1 leverage capital and 11% total risk-based capital ratios; and (3) not grow its assets more than 10% per year. This agreement is more fully discussed later in this Annual Report.

o	In addition, the Company also entered into a Written Agreement with the Federal Reserve Bank of Richmond (the “Reserve Bank”). Pursuant to this Written Agreement, the Company agreed to develop and submit to the Reserve Bank for approval within the time periods specified therein written plans to maintain sufficient capital and correct any violations of section 23A of the Federal Reserve Act and Regulation W. In addition, the Company will submit a written statement of its planned sources and uses of cash for debt service, operating expenses, and other purposes. The Company also has agreed that it will not, without prior regulatory approval:
▪	pay or declare any dividends;
▪	take any other form of payment representing a reduction in capital from the Bank;
▪	make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities;
▪	incur, increase, repay, or guarantee any debt; or
▪	purchase or redeem any shares of its stock.

These agreements are more fully discussed later in this Annual Report.

•	To attract commercial and retail customers by providing the breadth of products offered by larger banks while maintaining the quick response and personal service of a community bank. We will continue to look for opportunities to expand our products and services. We have established a diverse product line, including commercial, mortgage and consumer loans as well as a full array of deposit products and services.

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

Market Area

The Company, the Bank, and the mortgage company are headquartered in Chesterfield County and primarily serve the Central Virginia region and the Richmond Metropolitan Area. In 2012, the Richmond MSA was the nation’s 44th largest metro area. At the end of 2013, its population was 1,293,477 representing almost 16% of the total population in the Commonwealth of Virginia with a median age of 38.3 years. For 2013, per capita income was $30,954 and median household income was $57,443. This compares favorably to U.S. per capita income of $27,567 and median household income of $51,314.

The median sales price of new single-family homes in Chesterfield County that sold in November 2013 through February 2014 was $226,500, an increase of 6% compared to the prior year. Building permits in Chesterfield County declined during the period 2010 to 2012 from 3,132 in 2010 to 3,089 in 2011 to 2,722 in 2012. However, building permits rebounded in 2013 somewhat to 2,882 although not to pre-recessionary levels.

The unemployment rate for Chesterfield County was 4.9% in December 2013 compared to 5.2% for the Commonwealth of Virginia and 7.0% for the nation. At December 31, 2012 the unemployment rate for Chesterfield County was 5.2%, 5.6% for the Commonwealth of Virginia and 7.8% for the nation.

Banking Services

We currently conduct business from thirteen full-service branch banking offices, one offsite automated teller machine (“ATM”) and two mortgage loan production offices in Central Virginia in the counties of Chesterfield, Hanover, Henrico and Powhatan. We also have a mortgage loan production office in Manassas, Virginia that was active for all of 2013, and we opened a new mortgage loan production office in Newport News, Virginia in January of 2014. In February of 2014, we announced that we would be closing two full-service branch banking offices in May of 2014.

Deposit Services. Deposits are a major source of our funding. The Bank offers a full range of deposit services that are typically available in most banks and other financial institutions including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer term certificates of deposit and Individual Retirement Accounts. These deposit accounts are offered at rates competitive with other institutions in our market area. We service our deposit clients in our full-service branches, at drive-up windows, at our ATMs, through our customer care team and through technology such as online banking, mobile banking applications and remote deposit capture for business clients. We have not applied for permission to establish a trust department and offer trust services. The Bank is not a member of the Federal Reserve System. Deposits are insured under the Federal Deposit Insurance Act to the limits provided thereunder.

Lending Services. We offer a full range of short-to-medium term commercial and personal loans. We also provide a wide range of real estate finance services. Our primary focus is on making loans in the Central Virginia market where we have branch banking offices. We originate mortgage loans for sale in our Northern Virginia and Newport News mortgage loan production offices. We will periodically offer residential construction-to-permanent financing and residential bridge loans to clients of the mortgage production offices in Northern Virginia and Newport News.

•	Commercial Business Lending. We make secured and unsecured loans to small- and medium-sized businesses for purposes such as funding working capital needs (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. In our underwriting, we evaluate the earnings and cash flows of the business, guarantor support and both the need for and the protection offered by the collateral for the loan.

•	Commercial Real Estate Acquisition, Development, Construction and Mortgage Lending. We make loans to our clients for the purposes of acquiring, developing, constructing and owning commercial real estate. These properties may be owner-occupied or may be held for investment purposes and repaid from rental income or from the sale of the property.

•	Consumer Lending. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. We also originate fixed and variable rate mortgage loans and real estate construction and acquisition loans. Residential loans originated by our mortgage company are usually sold in the secondary mortgage market.

•	Loan Participations. We sell loan participations in the ordinary course of business when a loan originated by us exceeds our legal lending limit or we otherwise deem it prudent to share the risk with another lending institution. We also occasionally purchase loan participations from other banks, usually without recourse against that bank. We underwrite purchased loan participations in accordance with normal underwriting practices.

Lending Limit. As of December 31, 2013, our legal lending limit for loans to one borrower was approximately $5,753,000. However, we generally will not extend credit to any one individual or entity in excess of $4,000,000, and any amount over that must be approved by the full board of directors.

Competition

We encounter strong competition from other local commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions. A number of these competitors are well-established. Competition for loans is keen, and pricing is important. Most of our competitors have substantially greater resources and higher lending limits than ours and offer certain services, such as extensive and established branch networks and trust services, which we do not provide at the present time. Deposit competition also is strong, and we may have to pay higher interest rates to attract deposits. Nationwide banking institutions and their branches have increased competition in our markets, and federal legislation adopted in 1999 allows non-banking companies, such as insurance and investment firms, to establish or acquire banks. We believe that the Company can capitalize on recent merger activity to attract customers from the acquired institutions.

At June 30, 2013, the latest date such information is available from the FDIC, the Bank’s deposit market share in Chesterfield County was 6.45%, 5.05% in Hanover County, 7.29% in Powhatan County, 0.61% in the Richmond MSA and 0.13% in Henrico County.

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

Bank Holding Company. The Company is a bank holding company under the federal Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and Virginia Bureau of Financial Institutions (the “BFI”). As a bank holding company, the Company is required to furnish to the Federal Reserve annual and quarterly reports of its operations and such additional information as the Federal Reserve may require. The Federal Reserve, FDIC and BFI also may conduct examinations of the Company and/or the Bank.

Bank Regulation. As a Virginia-chartered bank that is not a member of the Federal Reserve, the Bank is subject to regulation, supervision and examination by the BFI and the FDIC. Federal and state law also specify the activities in which the Bank may engage, the investments it may make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Bank’s operations. Earnings are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including those referred to above. The following description summarizes some of the laws to which we are subject. The BFI and the FDIC conduct regular examinations, reviewing such matters as the overall safety and soundness of the institution, the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of the Bank’s operations. In addition to these regular examinations, the Bank must furnish the FDIC and BFI with periodic reports containing a full and accurate statement of its affairs. Supervision, regulation and examination of banks by these agencies are intended primarily for the protection of depositors rather than shareholders.

Agreements with Regulators. In February 2012, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC and the BFI (the “Supervisory Authorities”), and the Supervisory Authorities issued the related Consent Order effective February 3, 2012. In June 2012, the Company entered into a written agreement (“Written Agreement”) with the Federal Reserve Bank of Richmond (“Reserve Bank”). A complete description of the terms and conditions of these Agreements is provided in Note 12. Commitments and contingencies of the Notes to Consolidated Financial Statements.

The Dodd-Frank Wall Street Reform and Consumer Protection Act. In July 2010, the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, incorporating numerous financial institution regulatory reforms. Certain of these reforms are yet to be implemented through regulations to be adopted by various federal banking and securities regulatory agencies. The following discussion describes the material elements of the regulatory framework that currently apply. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its provisions do not directly impact community-based institutions like the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of  the Bank’s operations. Provisions that do impact the Bank include the following:

•	FDIC Assessments. The Dodd-Frank Act changes the assessment base for federal deposit insurance from the amount of insured deposits to average consolidated total assets less its average tangible equity. In addition, it increases the minimum size of the Deposit Insurance Fund (“DIF”) and eliminates its ceiling, with the burden of the increase in the minimum size on institutions with more than $10 billion in assets.
•	Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 limit for federal deposit insurance at all insured depository institutions.
•	Interest on Demand Deposits. The Dodd-Frank Act provides that depository institutions may pay interest on demand deposits, including business transaction and other accounts.
•	Consumer Financial Protection Bureau. The Dodd-Frank Act centralizes responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.
•	Mortgage Lending. Additional requirements are imposed on mortgage lending, including minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various mandated disclosures to mortgage borrowers.
•	Holding Company Capital Levels. Bank regulators are required to establish minimum capital levels for holding companies that are at least as stringent as those currently applicable to banks. In addition, all trust preferred securities issued after May 19, 2010 will be counted as Tier 2 capital, but the Company’s currently outstanding trust preferred securities will continue to qualify as Tier 1 capital.

•	De Novo Interstate Branching. National and state banks are permitted to establish de novo interstate branches outside of their home state, and bank holding companies and banks must be well-capitalized and well managed in order to acquire banks located outside their home state.
•	Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.
•	Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.
•	Corporate Governance. The Dodd-Frank Act includes corporate governance revisions that apply to all public companies, not just financial institutions, including with regard to executive compensation and proxy access to shareholders.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Virtually all of the Company’s cash revenues will result from dividends paid to it by the Bank, which is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings without BFI approval. As of December 31, 2013, the Bank did not have any accumulated retained earnings. In addition, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be "undercapitalized," as defined in FDIC regulations.

The FDIC and the state have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the state and the FDIC have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice.

In addition, the Company is subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect our dividend policies. Regulators have indicated that holding companies should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. In addition, the Federal Reserve has issued guidelines that bank holding companies should inform and consult with the Federal Reserve in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure.

The Company is currently subject to a Written Agreement with the Reserve Bank pursuant to which the Company must obtain the prior written approval of the Reserve Bank to declare or pay any dividends on its common stock or preferred stock, take dividends or any other form of payment representing a reduction in capital from the Bank or make any payments on its trust preferred securities.

The Bank is currently subject to a Consent Order with the FDIC and the BFI which also requires the Bank to obtain prior written regulatory approval to declare or pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction of capital.

Capital Adequacy. Both the Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings, qualifying perpetual preferred stock and minority interests in common equity accounts of consolidated subsidiaries, less certain intangibles. The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance and pretax net unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In summary, the capital measures used by the federal banking regulators are:

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

Upcoming Changes in Capital Requirements

In July 2013, the federal bank regulatory agencies approved final rules implementing a revised definition of regulatory capital, a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement, and a supplementary leverage ratio that incorporates a broader set of exposures in the denominator.  The final rule also establishes limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity tier 1 capital in addition to the necessary amount to meet its minimum risk-based capital requirements.  The Corporation will be required to comply with the changes effective January 1, 2015.

When fully phased in Basel III would require banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III will provide for a "countercyclical capital buffer," generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. The buffer would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The Basel III capital framework is also expected to provide for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 are to be phased-in over a three-year period. The implementation of the capital conservation buffer will begin at 0.625% and be phased in over a three-year period (increasing by that amount each year until it reaches 1.875%).

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital.  As of December 31, 2013, the Bank met the ratio requirements to be classified as a well capitalized financial institution. However, as a result of the Order, the Bank currently is classified as adequately capitalized.

In February 2012, the Bank entered into the Consent Order with the Supervisory Authorities which provided that, within 90 days from the date of the order and during the life of the order, the Bank must have a leverage ratio equal to or greater than 8% of its total assets, and total risk-based capital equal to or greater than 11% of the Bank’s total risk-weighted assets. At December 31, 2013, the Bank’s Tier 1 risk-based capital ratio was 9.64%, its total risk-based capital ratio was 10.90% and its leverage ratio was 6.92%, compared to 8.77%, 10.04% and 6.52% at December 31, 2012, respectively.  The Bank has submitted a Capital Plan to the Supervisory Authorities which provides for compliance with the capital requirements in the Consent Order by the end of 2014, but as of the date of this report, the Supervisory Authorities have not approved the Capital Plan. More information concerning our regulatory ratios at December 31, 2013 is included in Note 13 to the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.

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

The Dodd-Frank Act also provides that an insured depository institution may not purchase an asset from, or sell an asset to a bank insider (or their related interests) unless (1) the transaction is conducted on market terms between the parties, and (2) if the proposed transaction represents more than 10% of the capital stock and surplus of the insured institution, it has been approved in advance by a majority of the institution’s non-interested directors.

Support of Subsidiary Institutions. Under the Dodd-Frank Act, and previously under Federal Reserve policy, we are required to act as a source of financial strength for our bank subsidiary, Village Bank, and to commit resources to support the Bank. This support can be required at times when it would not be in the best interest of our shareholders or creditors to provide it. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. On December 31, 2012, the Company made a capital contribution of $1,500,000 to the Bank to improve its capital ratios. In addition, on December 4, 2013, the Company raised $1,684,075 through the sale of 1,086,500 shares of its common stock to its board of directors and executive management team at a price of $1.55 per share in a private placement. The total amount raised was contributed to the Bank as additional capital.

Incentive Compensation Policies and Restrictions. In July 2010, the federal banking agencies issued guidance which applies to all banking organizations supervised by the agencies (thereby including both the Company and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. At December 31, 2013, we had not been made aware of any instances of non-compliance with this guidance.

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

On May 1, 2009, the Company issued preferred stock and a warrant to purchase its common stock to the U.S. Treasury pursuant to the TARP Capital Purchase Program. The amount of capital raised in that transaction was $14.7 million, approximately three percent of the Company’s risk-weighted assets. Pursuant to the terms of the preferred stock, dividends may be paid on common stock unless dividends have been paid on the preferred stock. The preferred stock does not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. Holders of the preferred stock will also have the right to elect two directors if dividends have not been paid for six periods. The Company filed a registration statement on Form S-3 covering the warrant as required under the terms of the TARP investment, on May 29, 2009. The registration statement was declared effective by the SEC on June 16, 2009.

In June 2012, the U.S. Treasury asked the Company to allow an observer at the Company’s meetings of its board of directors. The observer started attending board meetings in August 2012. The U.S. Treasury has the contractual right to nominate up to two members to the board of directors upon the Company’s sixth missed dividend payment. The Company has deferred eleven dividend payments as of December 31, 2013. However, U.S. Treasury never nominated two directors to the board of directors.

In November 2013, the Company’s preferred stock was sold by the U.S. Treasury as part of its efforts to manage and recover its investments under the TARP. While the sale of the preferred stock to new owners did not result in any proceeds to the Company (nor did it change the Company’s capital position or accounting for these securities including accrual of dividends), it did eliminate certain restrictions put in place by the U.S. Treasury on TARP recipients.

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

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on depository institutions by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. Federal regulatory authorities also have broad enforcement powers over us, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors. At December 31, 2013, Village Bank met the ratio requirements to be classified as a well capitalized financial institution. However, as a result of the Order, Village Bank currently is classified as adequately capitalized.

Loans-to-One Borrower. Under applicable laws and regulations the amount of loans and extensions of credit which may be extended by a bank to any one borrower, including related entities, generally may not exceed 15% of the sum of the capital, surplus, and loan loss reserve of the institution.

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

Volcker Rule. On December 10, 2013, five U.S. financial regulators, including the FDIC, adopted final rules implementing the Volcker Rule. The final rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds. The Volcker Rule is intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. We are continuing to evaluate the impact of the Volcker Rule, but do not anticipate that it will have a material effect on our operations.

Employees

As of December 31, 2013, the Company and its subsidiaries had a total of 188 full-time employees and 14 part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Control by Certain Shareholders

The Company has one shareholder who owns 6.64% of its outstanding common stock as of February 15, 2014. As a group, the board of directors and executive officers control 32.47% of the outstanding common stock of the Company as of such date. Accordingly, such persons, if they were to act in concert, would not have majority control of the Company and would not have the ability to approve certain fundamental corporate transactions or the election of the board of directors.

Code of Ethics

The Company has a Code of Ethics for directors, officers and all employees of the Company and its subsidiaries, and a Code of Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer and other principal financial officers. The Code addresses such topics as protection and proper use of Company assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting and conflicts of interest. A copy of the Code will be provided, without charge, to any shareholder upon written request to the Secretary of the Company, whose address is P.O. Box 330, 15521 Midlothian Turnpike, Suite 200, Midlothian, Virginia 23113.

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

The Company’s Internet address is www.villagebank.com. At that address, we make available, free of charge, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (see “Investor Relations” section of website), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

ITEM 1A. RISK FACTORS

Not applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our executive and administrative offices are owned by the Bank and are located at 15521 Midlothian Turnpike, Midlothian, Virginia 23113 in Chesterfield County where an 80,000 square foot corporate headquarters and operations center was opened in August 2008. The Bank currently occupies approximately forty percent of the space, which includes a full service branch location. The Bank leases the other portions to unrelated parties. In addition to the branch, the Bank’s wholly-owned subsidiary, Village Bank Mortgage Corporation, also leases space in the building. The Company decided to sell this building and has classified it as held-for-sale at December 31, 2013. The Company plans to move its executive and administrative offices as well as the mortgage company operations to two buildings it owns located at 13301-13307 Midlothian Turnpike and 13321 Midlothian Turnpike, Midlothian, Virginia 23113 in Chesterfield County.

In addition to its executive offices, the Bank owns eight full service branch buildings including the land on those buildings and leases an additional four full service branch buildings. Seven of our branch offices are located in Chesterfield County, with three branch offices in Hanover County, two in Henrico County and one in Powhatan County. The Company plans to close two branches in Chesterfield County in 2013.

Our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

ITEM 3. LEGAL PROCEEDINGS

In the course of its operations, the Company may become a party to legal proceedings. There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

Part Ii

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of the Company’s common stock trade on the Nasdaq Capital Market under the symbol “VBFC”. The high and low prices of shares of the Company’s common stock for the periods indicated were as follows:

	High	Low
2012
1st quarter	$2.75	$1.17
2nd quarter	2.14	1.20
3rd quarter	1.46	0.82
4th quarter	1.45	0.61

2013
1st quarter	$2.57	$0.96
2nd quarter	2.36	1.66
3rd quarter	1.80	1.36
4th quarter	1.70	1.13

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

We also are subject to a Written Agreement with the Federal Reserve Bank of Richmond that we will not pay dividends on our capital stock, including our Series A preferred stock, trust preferred securities or common stock without the prior consent of the Federal Reserve. Supervisory guidance from the Federal Reserve indicates that Capital Purchase Program recipients that are experiencing financial difficulties generally should eliminate, reduce or defer dividends on Tier 1 capital instruments, including trust preferred, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries.

In addition, we are subject to a Consent Order with the FDIC and the BFI that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction of capital without regulatory approval.

The Company has deferred interest payments on the junior subordinated debt securities of $845,892 as of December 31, 2013. Although we elected to defer payment of the interest due, the amount has been accrued and is included in interest expense. In addition, the Company has deferred dividend payments on the preferred stock, including interest that accrues on the unpaid balance. The total arrearage on our preferred stock as of December 31, 2013 is $2,023,142 and has been accrued and reflected as a reduction of retained earnings.

Holders

At February 7, 2014 there were approximately 1,674 holders of record of Common Stock.

For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Recent Sales of Unregistered Securities

On December 4, 2013, the Company raised $1,684,075 through the sale of 1,086,500 shares of its common stock to its board of directors and executive management team at a price of $1.55 per share in a private placement. The transaction was exempt from registration pursuant to Section 4(a)(2) and Rule 506 of the Securities Act of 1933, as amended, because the shares were offered and sold only to accredited investors.

Purchases of Equity Securities

The Company did not repurchase any of its Common Stock during the fourth quarter of 2013.

ITEM 6. Selected Financial data

Not applicable

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

•	the inability of the Company and the Bank to comply with the requirements of agreements with its regulators;
•	the inability to reduce nonperforming assets consisting of nonaccrual loans and foreclosed real estate;
•	our inability to improve our regulatory capital position;
•	the risks of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
•	changes in assumptions underlying the establishment of allowances for loan losses, and other estimates;
•	changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, soundness of other financial institutions we do business with;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	changes in operations of Village Bank Mortgage Corporation as a result of the activity in the residential real estate market;
•	legislative and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverages;
•	exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;
•	the effects of future economic, business and market conditions;
•	governmental monetary and fiscal policies;
•	changes in accounting policies, rules and practices;
•	maintaining capital levels adequate to remain adequately capitalized;
•	reliance on our management team, including our ability to attract and retain key personnel;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by us;
•	changing trends in customer profiles and behavior; and
•	other factors described from time to time in our reports filed with the SEC.

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

General

The Company’s primary source of earnings is net interest income, and its principal market risk exposure is interest rate risk. The Company is not able to predict market interest rate fluctuations and its asset/liability management strategy may not prevent interest rate changes from having a material adverse effect on the Company’s results of operations and financial condition. Because the Company has intentionally decreased assets over the last three years as it has been resolving problem assets and attempting to improve capital ratios, net interest income has declined from $19,635,000 in 2011 to $17,702,000 in 2012 and to $15,189,000 in 2013.

Although we endeavor to minimize the credit risk inherent in the Company’s loan portfolio, we must necessarily make various assumptions and judgments about the collectability of the loan portfolio based on our experience and evaluation of economic conditions. If such assumptions or judgments prove to be incorrect, the current allowance for loan losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income. In 2013, the provision for loan losses declined substantially from the four previous years as we resolved nonperforming loans and real estate values have recovered somewhat.

Results of Operations

The following presents management’s discussion and analysis of the financial condition of the Company at December 31, 2013 and 2012, and results of operations for the Company for the years ended December 31, 2013, 2012 and 2011. This discussion should be read in conjunction with the Company’s audited Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

The following table sets forth selected financial ratios:

	For the Year Ended December 31,
	2013	2012	2011

Performance Ratios
Return on average assets	(0.84)%	(1.95)%	(1.94)%
Return on average equity	(17.17)%	(32.28)%	(23.68)%
Net interest margin(1)	3.66%	3.78%	3.59%
Efficiency(2)	110.33%	91.14%	78.62%
Loans to deposits	73.53%	81.52%	88.28%
Equity to assets	4.11%	4.89%	6.23%

Asset Quality Ratios
ALLL to loans at year-end	2.52%	3.04%	3.75%
ALLL to nonaccrual loans	38.82%	42.21%	33.41%
Nonperforming assets to total assets	7.97%	8.98%	9.85%
Nonperforming loans to total loans	12.32%	12.88%	13.36%
Net charge-offs to average loans	1.49%	3.64%	2.27%

(1) Net interest margin is computed by dividing net interest income for the period by average interest earning assets.

(2) Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income and noninterest income.

Income Statement Analysis

Summary

We recorded a net loss of $4,007,000 and a net loss available to common shareholders of $4,893,000, or $1.13 per fully diluted share in 2013, compared to a net loss of $10,399,000 and a net loss available to common shareholders of $11,278,000, or $2.65 per fully diluted share, in 2012, and net loss of $11,820,000 and net income available to common shareholders of $12,703,000, or $2.99 per fully diluted share, in 2011. The most significant factor affecting earnings in the last three years has been costs associated with loan defaults – the provision for loan losses and expenses related to foreclosed real estate. The impact these costs have had on our operations is illustrated in the following table which adjusts pretax earnings for gains and losses on sales of assets other than loan sales by the mortgage company as well as the effect of problem assets. Such adjusted earnings is not a measurement under accounting principles generally accepted in the United States (“GAAP”) and is not intended to be a substitute for our income statement prepared in accordance with GAAP.

	Year Ended December 31,
	2013	2012	2011

Pretax income (loss) - GAAP	$(4,006,738)	$(6,344,127)	$(12,246,994)
Less
Gain (loss) on securities	216,879	1,010,381	1,217,554
Gain (loss) on sale of assets	-	-	(407)
	216,879	1,010,381	1,217,147
Add
Provision for loan losses	1,173,000	9,095,000	18,764,295
OREO expenses	7,081,566	4,700,853	1,413,961
	8,254,566	13,795,853	20,178,256

Pretax income as adjusted	4,030,949	6,441,345	6,714,115
Income tax expense	1,370,523	2,190,057	2,282,799

Net income as adjusted	$2,660,426	$4,251,288	$4,431,316

The decline of $2,410,000 in pretax income as adjusted in 2013 was primarily attributable to a decline in net interest income of $2,513,000 which resulted from a decline in average loans outstanding of $79,038,000.

The decline of $273,000 in pretax income as adjusted in 2012 was not significant, however some of the changes in income and expense are worthy of note. Net interest income declined by $1,932,000 again as a result of a decline in our average loans outstanding of $46,761,000. The decline in net interest income was partially offset by an increase in the mortgage company’s profitability of $1,189,000.

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

Net interest income decreased to $15,189,000 in 2013, from $17,702,000 in 2012 and $19,635,000 in 2011. The decline in net interest income of $2,513,000 in 2013 was a result of declines in interest income and interest expense. Interest income declined by $4,085,000 in 2013 primarily as a result of a decline in average interest-earning assets of $52,954,000. The decrease in average interest earning assets was due primarily to decreases in average portfolio loans of $79,038,000, offset by increases in average investment securities of $16,419,000 and average federal funds sold of $12,172,000. Yields on average interest-earning assets also declined from 5.06% in 2012 to 4.72% in 2013. Interest expense declined by $1,572,000 in 2013, primarily as a result of a decline in average interest-bearing liabilities of $44,673,000. The decline in average interest-bearing liabilities was a result of declines in average deposits of $1,266,000 and average FHLB advances of $8,110,000. Additionally, nonaccrual loans have had a negative impact on asset yields. Nonaccrual loans averaged $22,752,000 in 2013 compared to $47,544,000 in 2012.

The decrease in net interest income in 2012 of $1,932,000 was also a result of declines in interest income and interest expense. Interest income declined by $4,281,000 primarily as a result of a decline in average interest-earning assets of $79,473,000. The decrease in average interest earning assets was due primarily to decreases in average portfolio loans of $46,761,000, average investment securities of $22,310,000 and average federal funds sold of $15,948,000. Yields on average interest-earning assets also declined from 5.11% in 2011 to 5.06% in 2012. Interest expense declined by $2,349,000 in 2012 as a result of declines in average interest-bearing liabilities of $63,462,000 and rates paid on liabilities of .30% (30 basis points). The decline in average interest-bearing liabilities was primarily a result of a decline in average deposits of $58,267,000.

As previously noted, lost interest on nonaccrual loans has also had an effect on net interest income the last three years as reflected in the following schedule:

	Actual		Lost Interest	Adjusted
		Yield	on Nonaccrual		Yield
	Amount	Rate	Loans	Amount	Rate
2013
Interest income	$19,613,882	4.72%	$1,092,674	$20,706,556	4.99%
Interest expense	4,424,784	1.13%	-	4,424,784	1.13%

Net interest income	$15,189,098	3.59%	$1,092,674	$16,281,772	3.86%

2012
Interest income	$23,699,263	5.06%	$1,592,328	$25,291,591	5.40%
Interest expense	5,996,960	1.38%	-	5,996,960	1.38%

Net interest income	$17,702,303	3.68%	$1,592,328	$19,294,631	4.02%

2011
Interest income	$27,980,498	5.11%	$2,377,204	$30,357,702	5.54%
Interest expense	8,345,903	1.68%	-	8,345,903	1.68%

Net interest income	$19,634,595	3.43%	$2,377,204	$22,011,799	3.86%

Our interest spread (average yield on interest-earning assets less average rate on interest-bearing liabilities) was reduced by .27% (27 basis points) in 2013, by .34% (34 basis points) in 2012, and by .43% (43 basis points) in 2011 as a result of lost interest on nonaccrual loans.

The following table illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders' equity and related income, expense and corresponding weighted-average yields and rates (dollars in thousands). The average balances used in these tables and other statistical data were calculated using daily average balances. We have no tax exempt assets for the periods presented.

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
		Interest			Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$29,792	$1,678	5.63%	$36,764	$2,152	5.85%	$37,734	$2,253	5.97%
Real estate - residential	107,116	5,827	5.44%	141,600	7,064	4.99%	143,047	8,333	5.83%
Real estate - commercial	139,468	8,203	5.88%	166,951	10,235	6.13%	169,300	10,942	6.46%
Real estate - construction	36,808	2,050	5.57%	46,267	2,704	5.84%	86,497	4,265	4.93%
Consumer	2,458	122	4.96%	3,098	170	5.49%	4,863	272	5.59%
Gross loans	315,642	17,880	5.66%	394,680	22,325	5.66%	441,441	26,065	5.90%
Investment securities	47,943	1,083	2.26%	31,524	700	2.22%	53,834	1,309	2.43%
Loans held for sale	13,772	564	4.10%	16,279	615	3.78%	10,733	516	4.81%
Federal funds and other	37,769	87	0.23%	25,597	59	0.23%	41,545	91	0.22%
Total interest earning assets	415,126	19,614	4.72%	468,080	23,699	5.06%	547,553	27,981	5.11%
Allowance for loan losses	(9,502)			(12,934)			(9,267)
Cash and due from banks	12,280			14,304			10,317
Premises and equipment, net	24,150			26,323			27,265
Other assets	36,417			36,994			34,107
Total assets	$478,471			$532,767			$609,975

Interest bearing deposits
Interest checking	$42,655	$102	0.24%	$43,037	$148	0.34%	$37,377	$229	0.61%
Money market	64,831	203	0.31%	67,887	266	0.39%	86,860	578	0.67%
Savings	20,649	59	0.29%	17,953	88	0.49%	12,656	85	0.67%
Certificates	226,364	3,302	1.46%	260,383	4,430	1.70%	310,634	6,273	2.02%
Total deposits	354,499	3,666	1.03%	389,260	4,932	1.27%	447,527	7,165	1.60%
Borrowings

Long-tern debt - trust preferred securities	8,764	238	2.72%	8,764	404	4.61%	8,764	353	4.03%
FHLB advances	23,428	513	2.19%	31,538	651	2.06%	36,824	810	2.20%
Other borrowings	3,298	8	0.24%	5,100	10	0.20%	5,009	18	0.36%
Total interest bearing liabilities	389,989	4,425	1.13%	434,662	5,997	1.38%	498,124	8,346	1.68%
Noninterest bearing deposits	57,955			60,440			59,011
Other liabilities	7,197			5,451			3,927
Total liabilities	455,141			500,553			561,062
Equity capital	23,330			32,214			48,913
Total liabilities and capital	$478,471			$532,767			$609,975

Net interest income before provision for loan losses		$15,189			$17,702			$19,635
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.59%			3.68%			3.43%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.66%			3.78%			3.59%

Interest income and interest expense are affected by changes in both average interest rates and average volumes of interest-earning assets and interest-bearing liabilities. The following table analyzes changes in net interest income attributable to changes in the volume of interest-sensitive assets and liabilities compared to changes in interest rates (dollars in thousands). Nonaccrual loans are included in average loans outstanding. The changes in interest due to both rate and volume have been allocated to changes due to volume and changes due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans	$(4,608)	$113	$(4,495)	$(2,883)	$(759)	$(3,642)
Investment securities	371	11	382	(504)	(104)	(608)
Fed funds sold and other	28	(0)	28	(37)	6	(31)
Total interest income	(4,209)	124	(4,085)	(3,424)	(857)	(4,281)

Interest expense
Deposits
Interest checking	(1)	(45)	(46)	43	(124)	(81)
Money market accounts	(12)	(51)	(63)	(108)	(204)	(312)
Savings accounts	16	(45)	(29)	8	(5)	3
Certificates of deposit	(539)	(589)	(1,128)	(934)	(909)	(1,843)
Total deposits	(536)	(730)	(1,266)	(991)	(1,242)	(2,233)
Borrowings
Long-term debt	-	(166)	(166)	-	51	51
FHLB Advances	(181)	43	(138)	(111)	(48)	(159)
Other borrowings	(2)	-	(2)	(8)	-	(8)
Total interest expense	(719)	(853)	(1,572)	(1,110)	(1,239)	(2,349)

Net interest income	$(3,490)	$977	$(2,513)	$(2,313)	$381	$(1,932)

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

The level of the allowance reflects changes in the size of the portfolio or in any of its components as well as management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Profitability has been negatively impacted by historic provisions for loan losses in previous years. The decline in the provision for loan losses to $1,173,000 in 2013 from $9,095,000 in 2012 and $18,764,000 in 2011 was driven by a $68,348,000 decline in loans outstanding from $354,910,266 in 2012 to $286,562,702 in 2013, and resolution of nonperforming loans. While we are encouraged by this decline in the provision for loan losses, overall asset quality continues to be a concern as uncertainty in the economy and the level of nonperforming assets remains significant. Although we believe that the allowance for loan losses of $7,239,000 at December 31, 2013, which represents 2.53% of loans outstanding, is adequate to absorb potential losses in the Company’s loan portfolio at that date, we can make no assurance that significant provisions for loan losses will not be necessary in the future.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, and gains and losses on sale of mortgage loans and securities held for sale. Over the last three years the most significant noninterest income item has been gain on loan sales generated by the mortgage company, representing 60% in 2011, 64% in 2012 and 63% in 2013 of total noninterest income. Noninterest income amounted to $10,844,000 in 2011, $13,339,000 in 2012, and $12,255,000 in 2013.

The decrease in noninterest income in 2013 of $1,084,000 is primarily attributable to a decrease in gain on sale of loans of $818,000, decrease in gain on sale of investments of $794,000, and an increase in the gain on sale of assets of $598,000. The decreased gain on sale of loans resulted from a decrease in loan production by our mortgage company, from $304 million in 2012 to $262 million in 2013. The increase in gain on sale of assets is result of the branch sale completed in the first quarter of the year.

The increase in noninterest income in 2012 of $2,495,000 is primarily attributable to an increase in gain on sale of loans of $2,039,000. The increased gain on sale of loans resulted from an increase in loan production by our mortgage company from $238 million in 2011 to $304 million in 2012.

Noninterest expense

Noninterest expense includes all expenses of the Company with the exception of interest expense on deposits and borrowings, provision for loan losses and income taxes. Some of the primary components of noninterest expense are salaries and benefits, occupancy and equipment costs and expenses related to foreclosed real estate. Over the last three years, the most significant noninterest expense item has been salaries and benefits, representing 53%, 47% and 46% of noninterest expense in 2011, 2012 and 2013, respectively. Noninterest expense increased from $23,961,000 in 2011, to $28,291,000 in 2012 and to $30,278,000 in 2013.

The increase in noninterest expense of $1,987,000 in 2013 resulted primarily from an increase in expenses related to foreclosed real estate of $2,381,000.

The increase in noninterest expense of $4,330,000 in 2012 resulted primarily from increases in expenses related to foreclosed real estate of $3,287,000 as well as salaries and benefits of $662,000.

Income taxes

Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate

We did not recognize any income tax in 2013 based on our valuation allowance while applicable income tax expense on the 2012 loss amounted to $4,055,000, compared to a tax benefit on the 2011 loss of $426,000, resulting in an effective tax rate of 3.49%. The income tax expense in 2012 is primarily a result of the increase in the valuation allowance related to the deferred tax asset.

The net deferred tax asset is included in other assets on the balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. Management determined that as of December 31, 2013, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance for all of the net deferred tax asset that is dependent on future earnings of the Company of approximately $11,940,000. The net operating losses available to offset future taxable income amounted to approximately $15,634,000 at December 31, 2013 and expire through 2033.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Bank recorded franchise tax expense of $163,000 and $328,000 for 2012 and 2011, respectively. Due to the Company’s adjusted capital level we were not subject to franchise tax expense for the year ended December 31, 2013.

Balance Sheet Analysis

Investment securities

At December 31, 2013 and 2012, all of our investment securities were classified as available-for-sale. Investment securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or, the maturity of such instruments, and thus believes that any impairment in value is interest rate related and therefore temporary. Available for sale securities included net unrealized losses of $5,685,000 and $109,000 at December 31, 2013 and 2012, respectively. As of December 31, 2013, management does not have the intent to sell any of the securities classified as available for sale and which have unrealized losses and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands).

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
December 31, 2013
US Treasury
Five to ten years	$8,000	$7,825	$-	$(615)	$7,210	2.13%

US Government Agencies
One to Five years	4,000	4,194	-	(166)	4,028	0.89%
Five to ten years	31,625	33,510	-	(3,187)	30,323	1.82%
	35,625	37,704	-	(3,353)	34,351	1.71%
Mortgage-backed securities
More than ten years	2,782	2,792	10	(50)	2,752	2.43%

Municipals
Five to ten years	6,155	6,684	-	(678)	6,006	2.85%
More than ten years	6,780	8,428	-	(999)	7,429	3.34%
Total	12,935	15,112	-	(1,677)	13,435	3.12%

Total investment securities	$59,342	$63,433	$10	$(5,695)	$57,748	2.13%

December 31, 2012
US Government Agencies
More than ten years	$10,500	$11,394	$8	$(15)	$11,387	2.27%

Mortgage-backed securities
More than ten years	1,744	1,830	1	(2)	1,829	0.97%

Municipals
One to five years	1,000	1,100	-	(22)	1,078	3.25%
Five to ten years	3,500	4,031	-	(47)	3,984	2.29%
More than ten years	5,280	6,908	10	(42)	6,876	2.70%
Total	9,780	12,039	10	(111)	11,938	2.61%

Total investment securities	$22,024	$25,263	$19	$(128)	$25,154	2.34%

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

The Company’s real estate loan portfolios, which represent approximately 90% of all loans, are secured by mortgages on real property located principally in the Commonwealth of Virginia. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. The Company’s commercial loan portfolio represents approximately 9% of all loans. Loans in this category are typically made to individuals, small and medium-sized businesses. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent 1% of the total.

The following tables present the composition of our loan portfolio at the dates indicated and maturities of selected loans at December 31, 2013 (in thousands).

	December 31,
	2013	2012	2011	2010	2009

Construction and land development
Residential	$2,931	$2,845	$7,906	$11,030	$22,456
Commercial	28,179	41,210	72,621	79,743	95,672
Total construction and land development	31,110	44,055	80,527	90,773	118,128
Commercial real estate
Owner occupied	73,585	92,773	105,592	99,614	86,538
Non-owner occupied	43,868	54,551	54,059	62,422	61,341
Multifamily	11,560	7,979	6,680	9,362	11,943
Farmland	1,463	2,581	2,465	1,829	1,679
Total commercial real estate	130,476	157,884	168,796	173,227	161,501
Consumer real estate
Home equity lines	21,246	25,521	30,687	35,482	38,815
Secured by 1-4 family residential
First deed of trust	66,872	80,788	93,219	97,359	88,058
Second deed of trust	8,675	9,517	12,042	13,806	12,228
Total consumer real estate	96,793	115,826	135,948	146,647	139,101
Commercial and industrial
(except those secured by real estate)	26,254	34,384	37,734	37,228	41,201
Consumer and other	1,930	2,761	4,865	5,368	7,429

Total loans	286,563	354,910	427,870	453,243	467,360
Deferred loan cost, net	683	788	768	624	209
Less: Allowance for loan losses	(7,239)	(10,808)	(16,071)	(7,312)	(10,522)

Total loans, net	$280,007	$344,890	$412,567	$446,555	$457,047

		Fixed Rate			Variable Rate
	Within	1 to 5	After		1 to 5	After		Total
	1 Year	Years	5 Years	Total	Years	5 Years	Total	Maturities
Construction and land development
Residential	$2,560	$133	$-	$133	$-	$238	$238	$2,931
Commercial	9,459	6,363	873	7,236	3,001	8,483	11,484	28,179
Total construction and land development	12,019	6,496	873	7,369	3,001	8,721	11,722	31,110
Commercial real estate
Owner occupied	6,679	10,834	14,257	25,091	4,183	37,632	41,815	73,585
Non-owner occupied	2,018	16,939	2,702	19,641	57	22,152	22,209	43,868
Multifamily	628	3,409	-	3,409	-	7,523	7,523	11,560
Farmland	311	247	779	1,026	-	126	126	1,463
Total commercial real estate	9,636	31,429	17,738	49,167	4,240	67,433	71,673	130,476
Consumer real estate								-
Home equity lines	1,209	-	7,512	7,512	799	11,726	12,525	21,246
Secured by 1-4 family residential
First deed of trust	8,763	9,311	6,004	15,315	2,784	40,010	42,794	66,872
Second deed of trust	1,331	1,446	2,556	4,002	1	3,341	3,342	8,675
Total consumer real estate	11,303	10,757	16,072	26,829	3,584	55,077	58,661	96,793
Commercial and industrial
(except those secured by real estate)	10,753	8,759	4,058	12,817	492	2,192	2,684	26,254
Consumer and other	673	1,053	191	1,244	13	-	13	1,930

	$44,384	$58,494	$38,932	$97,426	$11,330	$133,423	$144,753	$286,563

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledge, if any; and
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

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

Allowance for loan losses

We monitor and maintain an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. We maintain policies and procedures that address the systems of controls over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with GAAP; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

The allowance for loan losses was $7,239,000, $10,808,000 and $16,071,000 at December 31, 2013, 2012 and 2011, respectively. The ratio of the allowance for loan losses to gross loans was 2.52% at December 31, 2013, 3.04% at December 31, 2012, and 3.75% December 31, 2011. The allowance for loan losses as a percentage of net loans decreased in 2013 to 2.52% primarily as a result of the decline in portfolio loans of $68,348,000 as well as significant charge-offs recognized during the year for which specific provisions for loan losses had been previously provided. The decrease in the allowance for loan losses in 2012 was primarily a result of significant charge-offs recognized during the year for which specific provisions for loan losses had been previously provided. We believe the amount of the allowance for loan losses at December 31, 2013 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (dollars in thousands).

	Year Ended December 31,
	2013	2012	2011	2010	2009

Beginning balance	$10,808	$16,071	$7,312	$10,522	$6,059
Provision for loan losses	1,173	9,095	18,764	4,842	13,220
Charge-offs
Construction and land development
Residential	-	(797)	(66)	(1,408)	(541)
Commercial	(279)	(5,645)	(4,293)	(3,659)	(5,021)
Commercial real estate
Owner occupied	(454)	(961)	(150)	(200)	-
Non-owner occupied	(619)	(431)	(343)	(453)	(99)
Multifamily	-	(10)	(83)	(1,228)	-
Farmland	(896)	-	-	-	-
Consumer real estate
Home equity lines	(266)	(884)	(1,232)	(99)	(122)
Secured by 1-4 family residential
First deed of trust	(1,953)	(3,220)	(1,129)	(758)	(242)
Second deed of trust	(367)	(663)	(363)	(187)	(72)
Commercial and industrial
(except those secured by real estate)	(760)	(1,880)	(2,160)	(183)	(1,781)
Consumer and other	(64)	(408)	(249)	(191)	(889)
	(5,658)	(14,899)	(10,068)	(8,366)	(8,767)
Recoveries
Construction and land development
Residential	102	45	9	106	-
Commercial	424	14	10	81	3
Commercial real estate
Owner occupied	43	200	-	-	-
Non-owner occupied	20	-	-	121	-
Consumer real estate
Home equity lines	9	13	3	2	-
Secured by 1-4 family residential
First deed of trust	94	86	36	-	-
Second deed of trust	38	21	-	-	-
Commercial and industrial
(except those secured by real estate)	177	155	3	2	-
Consumer and other	9	7	2	2	7
	916	541	63	314	10
Net charge-offs	(4,742)	(14,358)	(10,005)	(8,052)	(8,757)

Ending balance	$7,239	$10,808	$16,071	$7,312	$10,522

Loans outstanding at end of period(1)	$287,246	$355,698	$428,639	$453,867	$467,569
Ratio of allowance for loan losses as a percent of loans outstanding at end of period	2.52%	3.04%	3.75%	1.61%	2.25%

Average loans outstanding for the period(1)	$315,642	$394,680	$441,441	$463,365	$477,359
Ratio of net charge-offs to average loans outstanding for the period	1.50%	3.64%	2.27%	1.74%	1.83%

(1) Loans are net of unearned income and deferred loan cost.

Charge-offs decreased from $14,899,000 in 2012 to $5,658,000 in 2013 which represents the lowest level of charge-offs for the last five years. Charge-offs continue to be primarily attributable to loans for real estate acquisition, development and construction in Chesterfield County, our primary lending market.

We have allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within each of the categories of loans. The allocation of the allowance as shown in the table below (dollars in thousands) should not be interpreted as an indication that losses in future years will occur in the same proportions or that the allocation indicates future loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

	December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009
	Total	%	Total	%	Total	%	Total	%	Total	%

Construction and land development
Residential	$134	1.9%	$495	4.6%	$705	4.4%	$294	4.0%	$119	1.1%
Commercial	1,275	17.5%	4,612	42.6%	6,798	42.3%	2,832	38.7%	1,073	10.2%
Commercial real estate
Owner occupied	1,200	16.6%	1,359	12.6%	1,496	9.3%	78	1.1%	3,340	31.7%
Non-owner occupied	669	9.2%	817	7.6%	1,549	9.6%	21	0.3%	1,343	12.8%
Multifamily	19	0.3%	23	0.2%	407	2.5%	-	0.0%	-	0.0%
Farmland	337	4.7%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Consumer real estate
Home equity lines	424	5.9%	658	6.1%	860	5.4%	642	8.8%	863	8.2%
Secured by 1-4 family residential
First deed of trust	1,992	27.5%	1,358	12.6%	1,881	11.7%	1,403	19.2%	1,918	18.2%
Second deed of trust	393	5.4%	223	2.1%	397	2.5%	297	4.1%	416	4.0%
Commercial and industrial
(except those secured by real estate)	724	10.0%	1,162	10.7%	1,657	10.3%	1,316	18.0%	1,367	13.0%
Consumer and other	72	1.0%	101	0.9%	321	2.0%	429	5.8%	83	0.8%

Total	$7,239	100.0%	$10,808	100.0%	$16,071	100.0%	$7,312	100.0%	$10,522	100.0%

The allocation of the allowance for loan losses to construction and land development loans continued to decline in 2013 as the outstanding balance of these loans has declined. Charge-offs related to construction and land development loans declined to 5% of total charge-offs in 2013 compared to 43%, 43% and 61% in 2012, 2011 and 2010, respectively.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands).

	December 31,
	2013	2012	2011	2010	2009

Nonaccrual loans	$18,647	$25,605	$48,097	$20,324	$25,913
Foreclosed properties	16,742	20,204	9,177	12,028	11,279
Total nonperforming assets	$35,389	$45,809	$57,274	$32,352	$37,192

Restructured loans (not included in nonaccrual loans above)	$28,236	$30,167	$37,001	$21,695	$15,289

Loans past due 90 days and still accruing	$60	$115	$1,172	$315	$4,787

Nonperforming assets to loans (1)	12.35%	12.91%	13.39%	7.14%	7.95%

Nonperforming assets to total assets	8.0%	9.0%	9.8%	5.5%	6.2%

Allowance for loan losses to nonaccrual loans	38.8%	42.2%	33.4%	36.0%	40.6%

(1) Loans are net of unearned income and deferred cost.

The following table presents an analysis of the changes in nonperforming assets for 2013 (in thousands).

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2012	$25,605	$20,204	$45,809
Additions	26,029	444	26,473
Loans placed back on accrual	(10,588)	-	(10,588)
Transfers	(10,234)	10,234	-
Repayments	(6,498)	-	(6,498)
Charge-offs	(5,667)	(5,626)	(11,293)
Transfer to premises and equipment		(2,241)	(2,241)
Sales	-	(6,273)	(6,273)

Balance December 31, 2013	$18,647	$16,742	$35,389

The decrease in nonaccrual loans during 2013 was a result of management’s efforts to resolve nonperforming assets. In early 2012, we formed a special assets group within the Bank to focus solely on the resolution of nonperforming assets. We hired a Senior Vice President with significant problem loan workout experience to head this group. Even with $15.4 million of net new nonaccrual loans during the year, we were able to reduce nonperforming assets by $10.4 million, or 23%.

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

Of the total nonaccrual loans of $18,647,000 at December 31, 2013 that were considered impaired, 18 loans totaling $4,673,000 had specific allowances for loan losses totaling $1,189,000. This compares to $25,605,000 in nonaccrual loans at December 31, 2012 of which 15 loans totaling $4,648,000 had specific allowances for loan losses of $1,338,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $1,093,000, $1,592,000 and $2,377,000 for 2013, 2012 and 2011, respectively. One loan totaling $60,000 at December 31, 2013 was past due 90 days or more and interest was still being accrued as such amounts were considered collectible.

Other real estate owned consists of assets acquired through or in lieu of foreclosure. $10,940,000 of the $16,742,000 other real estate owned at December 31, 2013 relates to loans previously classified as construction loans.

Deposits

The following table gives the composition of our deposits at the dates indicated (dollars in thousands).

	December 31, 2013		December 31, 2012		December 31, 2011
	Amount	%	Amount	%	Amount	%

Demand accounts	$57,244	14.7%	$57,049	13.1%	$66,535	13.7%
Interest checking accounts	43,691	11.2%	45,861	10.5%	40,237	8.3%
Money market accounts	63,357	16.2%	66,007	15.1%	75,488	15.5%
Savings accounts	20,229	5.2%	20,922	4.8%	15,166	3.1%
Time deposits of $100,000 and over	94,245	24.1%	113,332	26.0%	129,436	26.7%
Other time deposits	111,862	28.6%	133,151	30.5%	158,659	32.7%

Total	$390,628	100.0%	$436,322	100.0%	$485,521	100.0%

Total deposits decreased by 10.5% and 10.1% in 2013 and 2012, respectively, and increased by 2.8% 2011. The decline in deposits in 2013 was a result of the branch sale during the year as well repricing maturing time deposits at rates below market for noncore depositors. The decline in 2012 was a result of our strategy to reduce our assets and liabilities. In reducing deposits, we targeted higher cost deposits to reduce our overall cost of funds.

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

	Year Ended December 31,
	2013		2012		2011
Account Type	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand accounts	$57,955		$60,440		$59,011
Interest-bearing deposits
Interest checking accounts	42,655	0.24%	43,037	0.34%	37,377	0.61%
Money market accounts	64,831	0.31%	67,887	0.39%	86,859	0.67%
Savings accounts	20,649	0.29%	17,953	0.49%	12,656	0.67%
Time deposits of $100,000 and over	104,526	1.51%	104,475	1.71%	122,442	1.98%
Other time deposits	121,838	1.42%	155,908	1.70%	188,193	2.04%
Total interest-bearing deposits	354,499	1.03%	389,260	1.27%	447,527	1.60%

Total average deposits	$412,454		$449,700		$506,538

With short-term interest rates remaining at historic lows throughout 2012 and 2013, we were able to significantly reduce the interest rates paid on deposits, particularly on longer term certificates of deposit, as higher rate certificates of deposit matured in 2013.

The following table is a schedule of maturities for time deposits of $100,000 or more at December 31, 2013 (in thousands).

Due within three months	$8,459
Due after three months through six months	12,217
Due after six months through twelve months	23,114
Over twelve months	50,455

$94,245

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $18,000,000 and $28,000,000 at December 31, 2013 and 2012, respectively. The FHLB advances are secured by the pledge of residential and commercial mortgage loans. Available borrowings at December 31, 2013 were approximately $22,000,000 based on currently pledged collateral; however, with additional pledges, the Company could be granted up to 15% of assets in advances.

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. We did not have any purchased federal funds at December 31, 2013 or 2012.

Other borrowings decreased by $2,139,000 from $4,852,000 at December 31, 2012 to $2,713,000 at December 31, 2013. These borrowings represent business checking accounts that bear interest and are secured by pledged securities.

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

At December 31, 2013, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	Contract	Contract
	Amount	Amount
	2013	2012

Undisbursed credit lines	$37,474	$35,780
Commitments to extend or originate credit	10,581	25,016
Standby letter of credit	2,192	3,314

Total commitments to extend credit	$50,247	$64,110

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

Capital resources

Stockholders’ equity at December 31, 2013 was $18,244,000, compared to $24,965,000 at December 31, 2012 and $36,248,000 at December 31, 2011. On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the TARP Program). The TARP Program is a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers. Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 499,030 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Capital Purchase Program carries a 5% dividend until May 1, 2014, and 9% thereafter, unless the shares are redeemed by the Company. In November 2013 the Company participated in a successful auction of the Company’s preferred stock securities by the U.S. Treasury that resulted in the purchase of the securities by private and institutional investors. This will free the Company from some constraints and costs that were in place while the U.S. Treasury held the securities. The $6,721,000 decrease in stockholders’ equity in 2013 is primarily due to the loss from operations of $4,007,000 as well as a decline in the market value of available for sale investments of $3,672,000. This decline in the market value of available for sale securities is attributable to an increase in interest rates during the year. The $11,283,000 decrease in equity in 2012 is primarily due to the loss from operations of $10,399,000.

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

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the TARP program preferred stock or trust preferred capital notes without prior regulatory approval. In addition, the Consent Order with the FDIC and BFI provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction of capital, without regulatory approval. At December 31, 2013, the aggregate amount of all of the Company’s total accrued but deferred dividend payments on its preferred stock was $2,118,587 and interest payments on trust preferred capital notes was $845,892.

On December 4, 2013 the Company issued 1,086,500 new shares of common stock through a private placement to directors and executive officers. The sale raised $1,684,075 in new capital for the Company. The $1.55 sale price for the common shares was the stock’s book value at September 30, 2013, which represented a 30% premium over the closing price of the stock on December 3, 2013.

The following table presents the composition of regulatory capital and the capital ratios for the Company at the dates indicated (dollars in thousands).

	December 31,
	2013	2012	2011

Tier 1 capital
Preferred stock	$59	$59	$59
Common stock	21,353	17,007	16,974
Additional paid-in capital	38,054	40,705	40,732
Retained earnings (deficit)	(38,066)	(33,174)	(21,896)
Warrant surplus	732	732	732
Discount on preferred stock	(50)	(199)	(346)
Qualifying trust preferred securities	2,240	3,306	8,764
Less intangible assets	(295)	(393)	(491)
Disallowed deferred tax asset	-	-	(2,125)
Total equity	24,027	28,043	42,403
Total Tier 1 capital	24,027	28,043	42,403

Tier 2 capital
Qualifying trust preferred securities	6,524	5,458	-
Allowance for loan losses	4,101	4,795	5,629
Total Tier 2 capital	10,625	10,253	5,629

Total risk-based capital	$34,652	$38,296	$48,032

Risk-weighted assets	$324,965	$377,572	$439,873

Average assets	$452,029	$505,046	$578,330

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	5.32%	5.55%	7.33%
Tier 1 capital to risk-weighted assets	7.39%	7.43%	9.64%
Total capital to risk-weighted assets	10.66%	10.14%	10.92%
Equity to total assets	4.11%	4.89%	6.23%

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands).

	December 31,
	2013	2012	2011

Tier 1 capital
Common stock	$6,849	$6,849	$6,849
Additional paid-in capital	57,101	55,406	53,899
Retained earnings (deficit)	(32,538)	(28,925)	(20,436)
Less intangible assets	(295)	(393)	(491)
Disallowed deferred tax asset	-	-	(846)
Total equity	31,117	32,937	38,975
Total Tier 1 capital	31,117	32,937	38,975

Tier 2 capital
Allowance for loan losses	4,075	4,769	5,555
Total Tier 2 capital	4,075	4,769	5,555

Total risk-based capital	$35,192	$37,706	$44,530

Risk-weighted assets	$322,852	$375,451	$433,892

Average assets	$449,606	$505,150	$603,758

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	6.92%	6.52%	6.46%
Tier 1 capital to risk-weighted assets	9.64%	8.77%	8.98%
Total capital to risk-weighted assets	10.90%	10.04%	10.26%
Equity to total assets	6.24%	6.55%	7.02%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank met the ratio requirements to be categorized as a “well capitalized” institution as of December 31, 2013, 2012 and 2011. However, due to the minimum capital ratios required by the Consent Order, the Bank currently is considered adequately capitalized. The Consent Order requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 11%. At December 31, 2013, the Bank’s leverage ratio was 6.92% and the total capital to risk-weighted assets ratio was 10.90%. As required by the Consent Order, the Bank has provided a capital plan to the FDIC and BFI that demonstrates how the Bank will come into compliance with the required minimum capital ratios set forth in the Consent Order. When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations Sections 337.6 and 303, and FDIC Act Section 29. In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

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

At December 31, 2013 and 2012, our liquid assets, consisting of cash, cash equivalents and investment securities available-for-sale, totaled $97,957,000 and $78,285,000, or 22.0% and 15.3% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $6,899,000 of these securities are pledged against borrowings. Therefore, the related borrowings would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $22 million for which there were no borrowings against the lines at December 31, 2013.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2013 was $22 million, based on the Bank's qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At December 31, 2013, we had commitments to originate $50,247,000 of loans. Fixed commitments to incur capital expenditures were approximately $648,000 at December 31, 2013. Certificates of deposit scheduled to mature or reprice in the 12-month period ending December 31, 2014 total $90,178,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

Critical Accounting Policies and Estimates

General

The accounting and reporting policies of the Company and the Bank are in accordance with GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities, and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations.

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

Allowance for loan losses

We monitor and maintain an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. We maintain policies and procedures that address the systems of controls over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with GAAP; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

Real estate acquired in settlement of loans

Real estate acquired in settlement of loans represents properties acquired through foreclosure or physical possession.  Write-downs to fair value of foreclosed assets less estimate costs to sell at the time of transfer are charged to allowance for loan losses.  Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs. If fair value declines subsequent to foreclosure a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance at December 31, 2013 was $3,089,000.   Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties.  The evaluation of these factors involves subjective estimates and judgments that may change.

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income.  Management determined that as of December 31, 2013, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance of $11,940,000, representing all the net deferred tax asset that is dependent on future earnings of the Company at the indicated date.

New accounting standards

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. The provisions of ASU 2013-02 are effective for periods beginning after December 15, 2012, with prospective application to transactions or modifications of existing transactions that occur on or after the effective date. Upon adoption of the provisions of ASU 2013-02 on January 1, 2013, the Company revised its financial statements and disclosures accordingly.

In January 2014, the FASB issued ASU 2014-01, “Investments – Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects”.  This ASU applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes.  The amendments in the ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Those not electing the proportional amortization method would account for the investment using the equity method or cost method.  The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2014.  The adoption of this guidance should not have a material effect on the Company’s financial condition or results of operations.

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors”.  ASU 2014-04 clarifies when a creditor should be considered to have received physical possession of residential real estate property during a foreclosure.  ASU 2014-04 establishes a loan receivable should be derecognized and the real estate property recognized upon the creditor obtaining legal title to the residential real estate property upon completion of foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan.  The provisions of ASU 2014-04 are effective for annual periods beginning after December 15, 2014.  The adoption of this guidance should not have a material effect on the Company’s financial condition or results of operations.

Impact of inflation and changing prices

The Company’s financial statements included herein have been prepared in accordance with GAAP, which require the Company to measure financial position and operating results primarily in terms of historical dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related footnotes of the Company are presented following.

Report of Independent Registered Public Accounting Firm

Board of Directors

Village Bank and Trust Financial Corp.

Midlothian, Virginia

We have audited the accompanying consolidated balance sheets of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Richmond, Virginia

March 26, 2014

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Balance Sheets

December 31, 2013 and 2012

	2013	2012
Assets
Cash and due from banks	$15,220,580	$13,945,105
Federal funds sold	24,988,512	39,185,837
Total cash and cash equivalents	40,209,092	53,130,942
Investment securities available for sale	57,748,040	25,154,046
Loans held for sale	8,371,277	24,188,384
Loans
Outstandings	286,562,702	354,910,266
Allowance for loan losses	(7,238,664)	(10,807,827)
Deferred fees and costs	682,955	787,823
	280,006,993	344,890,262
Other real estate owned, net of valuation allowance	16,741,864	20,203,691
Asset held for sale	13,359,099	-
Premises and equipment, net	12,408,987	25,815,342
Bank owned life insurance	6,764,505	6,575,018
Accrued interest receivable	1,486,163	1,676,518
Other assets	7,077,331	8,453,169

	$444,173,351	$510,087,372

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$57,243,718	$57,049,348
Interest bearing	333,384,593	379,273,614
Total deposits	390,628,311	436,322,962
Federal Home Loan Bank advances	18,000,000	28,000,000
Long-term debt - trust preferred securities	8,764,000	8,764,000
Other borrowings	2,713,486	4,851,811
Accrued interest payable	1,092,520	911,635
Other liabilities	4,730,965	6,272,163
Total liabilities	425,929,282	485,122,571

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference, 1,000,000 shares authorized, 14,738 shares issued and outstanding	58,952	58,952
Common stock, $4 par value - 10,000,000 shares authorized; 5,338,295 shares issued and outstanding at December 31, 2013 4,251,795 shares issued and outstanding at December 31, 2012	21,353,180	17,007,180
Additional paid-in capital	38,053,812	40,705,257
Retained earnings (deficit)	(38,066,154)	(33,173,525)
Common stock warrant	732,479	732,479
Discount on preferred stock	(50,002)	(198,993)
Stock in directors rabbi trust	(877,644)	-
Directors deferred fees obligation	877,644	-
Accumulated other comprehensive loss	(3,838,198)	(166,549)
Total stockholders' equity	18,244,069	24,964,801

	$444,173,351	$510,087,372

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Operations

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Interest income
Loans	$18,444,030	$22,939,321	$26,580,965
Investment securities	1,082,726	700,509	1,308,727
Federal funds sold	87,126	59,433	90,806
Total interest income	19,613,882	23,699,263	27,980,498

Interest expense
Deposits	3,665,811	4,931,645	7,165,169
Borrowed funds	758,973	1,065,315	1,180,734
Total interest expense	4,424,784	5,996,960	8,345,903

Net interest income	15,189,098	17,702,303	19,634,595
Provision for loan losses	1,173,000	9,095,000	18,764,295
Net interest income after provision for loan losses	14,016,098	8,607,303	870,300

Noninterest income
Service charges and fees	2,314,346	2,258,694	1,942,721
Gain on sale of loans	7,743,952	8,561,773	6,522,848
Gain on sale of investment securities	216,879	1,010,381	1,217,554
Rental income	854,297	794,285	706,078
Other	1,125,736	714,165	454,580
Total noninterest income	12,255,210	13,339,298	10,843,781

Noninterest expense
Salaries and benefits	13,907,676	13,287,588	12,625,396
Occupancy	2,063,895	2,212,863	2,112,072
Equipment	714,892	806,940	891,412
Supplies	436,491	431,208	428,011
Professional and outside services	2,419,525	2,778,829	2,425,347
Advertising and marketing	249,537	225,104	416,963
Expenses related to foreclosed real estate	7,081,566	4,700,853	1,413,961
FDIC insurance premium	1,048,161	1,204,098	1,002,226
Other operating expense	2,356,303	2,643,261	2,645,687
Total noninterest expense	30,278,046	28,290,744	23,961,075

Net income (loss) before income taxes	(4,006,738)	(6,344,143)	(12,246,994)
Income tax expense (benefit)	-	4,054,857	(426,872)

Net income (loss)	(4,006,738)	(10,399,000)	(11,820,122)
Preferred stock dividends and amortization of discount	885,891	878,971	882,882
Net income (loss) available to common shareholders	$(4,892,629)	$(11,277,971)	$(12,703,004)

Earnings (loss) per share, basic	$(1.13)	$(2.65)	$(2.99)
Earnings (loss) per share, diluted	$(1.13)	$(2.65)	$(2.99)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Changes in Comprehensive Income (Loss)

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011

Net loss	$(4,006,738)	$(10,399,000)	$(11,820,122)
Other comprehensive income
Unrealized holding gains arising during the period	(5,359,226)	756,320	1,759,137
Tax effect	(1,822,137)	257,149	598,106
Net change in unrealized holding gains on securities available for sale, net of tax	(3,537,089)	499,171	1,161,031

Reclassification adjustment
Reclassification adjustment for gains realized in income	(216,879)	(1,010,381)	(1,217,554)
Tax effect	(73,739)	(343,530)	(413,968)
Reclassification for gains included in net income, net of tax	(143,140)	(666,851)	(803,586)

Minimum pension adjustment	13,000	13,000	13,000
Tax effect	4,420	4,420	4,420
Minimum pension adjustment, net of tax	8,580	8,580	8,580

Total other comprehensive income (loss)	(3,671,649)	(159,100)	366,025

Total comprehensive income (loss)	$(7,678,387)	$(10,558,100)	$(11,454,097)

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Stockholder’s Equity

Years Ended December 31, 2013, 2012 and 2011

								Directors	Accumulated
			Additional	Retained		Discount on	Stock in	Deferred	Other
	Preferred	Common	Paid-in	Earnings		Preferred	Directors	Fees	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Stock	Rabbi Trust	Obligation	Income (loss)	Total

Balance, December 31, 2010	$58,952	$16,953,664	$40,633,581	$(9,192,552)	$732,479	$(492,456)	$-	$-	$(373,474)	$48,320,194
Amortization of preferred stock discount	-	-	-	(145,983)	-	145,983	-	-		-
Preferred stock dividend	-	-	-	(736,900)	-	-	-	-	-	(736,900)
Issuance of common stock	-	19,848	(19,848)	-	-	-	-	-	-	-
Stock based compensation	-	-	118,445	-	-	-	-	-	-	118,445
Minimum pension adjustment (net of income taxes of $4,420)	-	-	-	-	-	-	-	-	8,580	8,580
Net loss	-	-	-	(11,820,122)	-	-	-	-	-	(11,820,122)
Change in unrealized gain on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	357,445	357,445

Balance, December 31, 2011	58,952	16,973,512	40,732,178	(21,895,557)	732,479	(346,473)	-	-	(7,449)	36,247,642
Amortization of preferred stock discount	-	-	-	(147,480)	-	147,480	-	-		-
Preferred stock dividend	-	-	-	(731,488)	-	-	-	-	-	(731,488)
Issuance of common stock	-	33,668	(33,668)	-	-	-	-	-	-	-
Stock based compensation	-	-	6,747	-	-	-	-	-	-	6,747
Minimum pension adjustment (net of income taxes of $4,420)	-	-	-	-	-	-	-	-	8,580	8,580
Net loss	-	-	-	(10,399,000)	-	-	-	-	-	(10,399,000)
Change in unrealized gain on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	(167,680)	(167,680)

Balance, December 31, 2012	58,952	17,007,180	40,705,257	(33,173,525)	732,479	(198,993)	-	-	(166,549)	24,964,801
Amortization of preferred stock discount	-	-	-	(148,991)	-	148,991				-
Preferred stock dividend	-	-	-	(736,900)	-	-			-	(736,900)
Issuance of common stock	-	4,346,000	(2,661,925)	-	-	-			-	1,684,075
Stock based compensation	-	-	10,480	-	-	-			-	10,480
Minimum pension adjustment (net of income taxes of $4,420)	-	-	-	-	-	-			8,580	8,580
Net loss	-	-	-	(4,006,738)	-	-			-	(4,006,738)
Directors deferred fees	-	-	-	-	-	-	(877,644)	877,644	-	-
Change in unrealized gain on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	(3,680,229)	(3,680,229)

Balance, December 31, 2013	$58,952	$21,353,180	$38,053,812	$(38,066,154)	$732,479	$(50,002)	$(877,644)	$877,644	$(3,838,198)	$18,244,069

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011

Cash Flows from Operating Activities
Net loss	$(4,006,738)	$(10,399,000)	$(11,820,122)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,311,168	1,366,014	1,418,393
Deferred income taxes	(1,823,033)	(2,300,383)	(4,139,276)
Valuation allowance on net deferred tax asset	1,781,411	6,229,268	3,928,886
Provision for loan losses	1,173,000	9,095,000	18,764,295
Write-down of other real estate owned	4,928,638	622,710	571,331
Gain on securities sold	(216,879)	(1,010,381)	(1,217,149)
Gain on loans sold	(7,743,952)	(8,561,773)	(6,522,848)
(Gain)/loss on sale of premises and equipment	(598,182)	-	407
Loss on sale of other real estate owned	381,110	240,598	266,729
Stock compensation expense	10,480	6,747	118,445
Proceeds from sale of mortgage loans	285,310,498	304,856,690	248,108,754
Origination of mortgage loans for sale	(261,749,439)	(304,314,896)	(237,882,524)
Amortization of premiums and accretion of discounts on securities, net	416,680	330,550	169,804
Decrease in interest receivable	190,355	370,006	300,687
Increase in bank owned life insurance	(189,487)	(509,713)	(193,540)
(Increase) Decrease in other assets	1,080,934	3,616,926	(3,810,873)
Increase in interest payable	180,885	319,352	187,481
Increase (Decrease) in other liabilities	(2,278,097)	(1,510,004)	4,135,410
Net cash provided by (used in) operating activities	18,159,352	(1,552,289)	12,384,290

Cash Flows from Investing Activities
Purchases of available for sale securities	(54,106,581)	(70,732,098)	(80,991,271)
Proceeds from the sale or calls of available for sale securities	15,736,681	76,167,114	102,116,301
Proceeds from maturities and principal payments of available for sale securities	-	-	3,897,780
Net decrease in loans	56,561,617	39,411,245	11,442,522
Proceeds from sale of other real estate owned	5,300,731	7,280,728	5,794,090
Purchases of premises and equipment	(106,373)	(354,834)	(807,872)
Proceeds from sale of premises and equipment	1,681,624	-	-
Net cash provided by investing activities	25,067,699	51,772,155	41,451,550

Cash Flows from Financing Activities
Proceeds from sale of common stock	1,684,075	-	-
Net decrease in deposits	(45,694,651)	(49,198,090)	(13,491,141)
Net increase (decrease) in Federal Home Loan Bank Advances	(10,000,000)	(9,750,000)	9,000,000
Net increase (decrease) in other borrowings	(2,138,325)	(926,850)	1,613,231
Dividends on preferred stock	-	-	(184,225)
Net cash used in financing activities	(56,148,901)	(59,874,940)	(3,062,135)

Net increase (decrease) in cash and cash equivalents	(12,921,850)	(9,655,074)	50,773,705
Cash and cash equivalents, beginning of period	53,130,942	62,786,016	12,012,311

Cash and cash equivalents, end of period	$40,209,092	$53,130,942	$62,786,016

Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$7,148,652	$19,170,560	$3,781,206
Dividends on preferred stock accrued	$736,900	$731,488	$552,674

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2013, 2012 and 2011

Note 1.	Summary of Significant Accounting Policies

The accounting and reporting policies of Village Bank and Trust Financial Corp. and subsidiary (the “Company”) conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practice within the banking industry. The following is a description of the more significant of those policies:

Business

The Company is the holding company of Village Bank (the ”Bank”). The Bank opened to the public on December 13, 1999 as a traditional community bank offering deposit and loan services to individuals and businesses in the Richmond, Virginia metropolitan area. Village Bank Mortgage Corporation (“Village Mortgage”) is a full service mortgage banking company wholly-owned by the Bank.

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

Basis of presentation and consolidation

The consolidated financial statements include the accounts of the Company, the Bank and Village Mortgage. All material intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses and the related provision.

Investment securities

At the time of purchase, debt securities are classified into the following categories: held-to-maturity, available-for-sale or trading. Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost adjusted for amortization of premiums and accretion of discounts on purchase using a method that approximates the effective interest method. Investments classified as trading or available-for-sale are stated at fair value. Changes in fair value of trading investments are included in current earnings while changes in fair value of available-for-sale investments are excluded from current earnings and reported, net of taxes, as a separate component of other comprehensive income. Presently, the Company does not maintain a portfolio of trading securities or held-to- maturity.

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

Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. Gains on the sale of loans totaling approximately $7,744,000, $8,562,000 and $6,523,000 were realized during the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company, through Village Mortgage, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed rate lock commitments. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 45 days. The Company protects itself from changes in interest rates during this period by requiring a firm purchase agreement from a permanent investor before a loan can be closed. As a result, the Company is not exposed to losses nor will it realize gains or losses related to its rate lock commitments due to changes in interest rates.

The fair value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Due to high correlation between rate lock commitments and best efforts contracts, no significant gains or losses have occurred on the rate lock commitments

At December 31, 2013, Village Mortgage had rate lock commitments to originate mortgage loans aggregating approximately $10,581,000 and loans held for sale of approximately $8,371,000. Village Mortgage has entered into corresponding commitments with third party investors to sell loans of approximately $18,952,000. Under the best efforts contractual relationship with these investors, Village Mortgage is obligated to sell the loans, and the investor is obligated to purchase the loans, only if the loans close. No other obligation exists. As a result of these best efforts contractual relationships with these investors Village Mortgage is not exposed to losses, nor will it realize gains, related to its rate lock commitments due to changes in interest rates.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. Our transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2013, 2012 and 2011, and the sale of residential mortgage loans in the secondary market; the extent of which are disclosed in the Consolidated Statements of Cash Flows.

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

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contractual amount of standby letters of credit, whose contract amount represent credit risk was approximately $2,192,000 at December 31, 2013 and approximately $3,314,000 at December 31, 2012.

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

Real estate acquired in settlement of loans

Real estate acquired through or in lieu of foreclosure is initially recorded at estimated fair value less estimated selling costs. Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. If fair value declines subsequent to foreclosure a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance at December 31, 2013 was $3,089,000.  Costs relating to the development and improvement of such property are capitalized when appropriate, whereas those costs relating to holding the property are expensed.

Asset held for sale

Asset held for sale at December 31, 2013 is the Company’s current headquarters building at the Watkins Centre. It was transferred from premises and equipment to asset held for sale at cost less accumulated depreciation at the date of transfer, December 31, 2013, which was lower than its fair value, adjusted for net selling costs, at that date.

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

Consolidated statements of cash flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks (including cash items in process of collection), interest-bearing deposits with banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash flows from loans originated by the Bank and deposits are reported net. The Company paid interest of $4,244,000, $5,678,000 and $8,158,000 in 2013, 2012, and 2011, respectively. The Company did not pay income taxes in 2013, 2012 and 2011.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on investment securities available for sale and amortization of the unfunded pension liability. At December 31, 2013 and 2012 the accumulated other comprehensive income was comprised of unrealized losses on securities available for sale of $3,752,451 and 72,222 and unfunded pension liability of $85,747 and $94,327, respectively.

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

Stock incentive plan

The Company’s shareholders approved the Company’s 2000 stock incentive plan which authorizes the issuance of up to 555,000 shares of common stock (increased from 255,000 shares by amendment to the Incentive Plan approved by the Company’s shareholders) to assist the Company in recruiting and retaining key personnel. The incentive plan includes issuances of stock options and awards of 297,303 common shares. The expiration date on options granted is ten years with a three year vesting schedule. See Note 14 for more information on the stock incentive plan.

Fair values of financial instruments

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact. See Note 17 for the methods and assumptions the Bank uses in estimating fair values of financial instruments:

New accounting pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. The provisions of ASU 2013-02 are effective for periods beginning after December 15, 2012, with prospective application to transactions or modifications of existing transactions that occur on or after the effective date. Upon adoption of the provisions of ASU 2013-02 on January 1, 2013, the Company revised its financial statements and disclosures accordingly.

In January 2014, the FASB issued ASU 2014-01, “Investments – Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects”.  This ASU applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes.  The amendments in the ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Those not electing the proportional amortization method would account for the investment using the equity method or cost method.  The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2014.  The adoption of this guidance should not have a material effect on the Company’s financial condition or results of operations.

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors”.  ASU 2014-04 clarifies when a creditor should be considered to have received physical possession of residential real estate property during a foreclosure.  ASU 2014-04 establishes a loan receivable should be derecognized and the real estate property recognized upon the creditor obtaining legal title to the residential real estate property upon completion of foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan.  The provisions of ASU 2014-04 are effective for annual periods beginning after December 15, 2014.  The adoption of this guidance should not have a material effect on the Company’s financial condition or results of operations.

Note 2.	Investment securities available-for-sale

The amortized cost and estimated fair value of investment securities available-for-sale as of December 31, 2013 and 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2013
U.S. Treasuries	$7,824,694	$-	$(614,694)	7,210,000
U.S. Government agencies	37,704,065	-	(3,353,680)	34,350,385
Mortgage-backed securities	2,792,382	9,831	(49,841)	2,752,372
Municipals	15,112,432		(1,677,149)	13,435,283

Total	$63,433,573	$9,831	$(5,695,364)	$57,748,040

December 31, 2012
U.S. Government agencies	$11,394,373	$7,831	$(14,730)	$11,387,474
Mortgage-backed securities	1,829,871	1,057	(2,674)	1,828,254
Small Business Administration	12,039,229	9,900	(110,811)	11,938,318

Total	$25,263,473	$18,788	$(128,215)	$25,154,046

Investment securities with book values of approximately $6,899,000 and $8,622,000 at December 31, 2013 and 2012, respectively, were pledged to secure deposit repurchase agreements.

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the years ending December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011

Gross realized gains	$216,879	$1,037,262	$1,232,584
Gross realized losses	-	(26,881)	(15,030)

	$216,879	$1,010,381	$1,217,554

Investment securities available for sale that have an unrealized loss position at December 31, 2013 and December 31, 2012 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2013
US Treasuries	$41,560	$(3,968)	$-	$-	$41,560	$(3,968)
Municipals	10,864	(1,471)	2,571	(206)	13,435	(1,677)
Mortgage-backed securities	1,861	(50)	-	-	1,861	(50)

Total	$54,285	$(5,489)	$2,571	$(206)	$56,856	$(5,695)

December 31, 2012
US Treasuries	$4,378	$(15)	$-	$-	$4,378	$(15)
Municipals	8,064	(111)	-	-	8,064	(111)
Mortgage-backed securities	167	(2)	-	-	167	(2)

Total	$12,609	$(128)	$-	$-	$12,609	$(128)

Management does not believe that any individual unrealized loss as of December 31, 2013 is other than a temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. As of December 31, 2013, management does not have the intent to sell any of the securities classified as available for sale and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

The amortized cost and estimated fair value of investment securities available-for-sale as of December 31, 2013, by contractual maturity, are as follows:

	Amortized	Estimated
	Cost	Fair Value

One to five years	$4,193,785	$4,027,685
Five to ten years	48,018,997	43,539,095
More than ten years	11,220,791	10,181,260

Total	$63,433,573	$57,748,040

Note 3.	Loans

Loans classified by type as of December 31, 2013 and 2012 are as follows:

	2013	2012
Construction and land development
Residential	$2,930,904	$2,845,594
Commercial	28,178,636	41,209,831
Total construction and land development	31,109,540	44,055,425
Commercial real estate
Owner occupied	73,584,396	92,772,532
Non-owner occupied	43,868,068	54,550,817
Multifamily	11,559,882	7,978,389
Farmland	1,463,311	2,581,297
Total commercial real estate	130,475,657	157,883,035
Consumer real estate
Home equity lines	21,246,032	25,521,397
Secured by 1-4 family residential
First deed of trust	66,872,644	80,788,425
Second deed of trust	8,675,218	9,517,245
Total consumer real estate	96,793,894	115,827,067
Commercial and industrial
(except those secured by real estate)	26,253,841	34,384,117
Consumer and other	1,929,770	2,760,622

Total loans	286,562,702	354,910,266
Deferred loan cost, net	682,955	787,823
Less: Allowance for loan losses	(7,238,664)	(10,807,827)

	$280,006,993	$344,890,262

Gross loans pledged as collateral with the FHLB as part of their lending arrangements with the Company totaled $70,959,000 and $52,409,000 as of December 31, 2013 and 2012, respectively.

The following is a summary of loans directly or indirectly with executive officers or directors of the Company for the years ended December 31, 2013 and 2012:

	2013	2012

Beginning balance	$8,592,692	$9,386,429
Additions	4,832,614	5,536,015
Reductions	(5,496,735)	(6,329,752)

Ending balance	$7,928,571	$8,592,692

Executive officers and directors also had unused credit lines totaling $1,731,000 and $1,185,000 at December 31, 2013 and 2012, respectively. All loans and credit lines to executive officers and directors were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

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

Year-end nonaccrual loans segregated by type as of December 31, 2013 and 2012 are as follows:

	2013	2012
Construction and land development
Commercial	$1,810,927	$4,956,865
Commercial real estate
Owner occupied	2,704,057	4,817,596
Non-owner occupied	3,491,764	2,406,255
Farmland	116,793	1,049,489
Total commercial real estate	6,312,614	8,273,340
Consumer real estate
Home equity lines	1,632,096	1,939,020
Secured by 1-4 family residential
First deed of trust	7,083,368	8,410,338
Second deed of trust	933,585	940,150
Total consumer real estate	9,649,049	11,289,508
Commercial and industrial loans
(except those secured by real estate)	840,111	1,035,173
Consumer and other	34,230	50,415

Total loans	$18,646,931	$25,605,301

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated:

	December 31, 2013
	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Construction and land development
Residential	$2,715,050	$-	$215,854	$-	$2,930,904
Commercial	18,265,157	2,710,599	7,202,880		28,178,636
Total construction and land development	20,980,207	2,710,599	7,418,734	-	31,109,540
Commercial real estate
Owner occupied	51,810,345	13,214,084	8,559,967	-	73,584,396
Non-owner occupied	31,990,478	3,453,613	8,423,977	-	43,868,068
Multifamily	10,803,958	755,924	-	-	11,559,882
Farmland	1,346,518		116,793		1,463,311
Total commercial real estate	95,951,299	17,423,621	17,100,737	-	130,475,657
Consumer real estate
Home equity lines	17,609,666	726,972	2,909,394	-	21,246,032
Secured by 1-4 family residential
First deed of trust	49,842,789	6,646,262	10,383,593	-	66,872,644
Second deed of trust	6,597,382	212,412	1,865,424	-	8,675,218
Total consumer real estate	74,049,837	7,585,646	15,158,411	-	96,793,894
Commercial and industrial loans
(except those secured by real estate)	19,785,628	1,042,226	5,425,987	-	26,253,841
Consumer and other	1,738,943	130,829	59,998	-	1,929,770

Total loans	$212,505,914	$28,892,921	$45,163,867	$-	$286,562,702

	December 31, 2012
	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans

Construction and land development
Residential	$2,173,885	$671,709	$-	$-	$2,845,594
Commercial	17,638,646	7,496,950	16,074,235	-	41,209,831
Total construction and land development	19,812,531	8,168,659	16,074,235	-	44,055,425
Commercial real estate
Owner occupied	63,772,277	19,273,229	9,727,026	-	92,772,532
Non-owner occupied	24,199,053	15,671,633	14,170,546	509,585	54,550,817
Multifamily	5,438,427	1,739,283	800,679	-	7,978,389
Farmland	1,531,808	-	1,049,489	-	2,581,297
Total commercial real estate	94,941,565	36,684,145	25,747,740	509,585	157,883,035
Consumer real estate
Home equity lines	20,180,206	2,015,248	3,325,943	-	25,521,397
Secured by 1-4 family residential
First deed of trust	49,659,724	11,235,261	19,893,440	-	80,788,425
Second deed of trust	7,385,394	342,770	1,789,081	-	9,517,245
Total consumer real estate	77,225,324	13,593,279	25,008,464	-	115,827,067
Commercial and industrial loans (except those secured by real estate)	26,712,028	2,590,735	5,081,354	-	34,384,117
Consumer and other	2,446,304	261,140	53,178	-	2,760,622

Total loans	$221,137,752	$61,297,958	$71,964,971	$509,585	$354,910,266

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated.

	December 31, 2013
							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Construction and land development
Residential	$-	$-	$-	$-	$2,930,904	$2,930,904	$-
Commercial	-	116,180	-	116,180	28,062,456	28,178,636	-
Total construction and land development	-	116,180	-	116,180	30,993,360	31,109,540	-
Commercial real estate
Owner occupied	199,392	-	-	199,392	73,385,004	73,584,396	-
Non-owner occupied	-	345,704	-	345,704	43,522,364	43,868,068	-
Multifamily	221,474	-	-	221,474	11,338,408	11,559,882	-
Farmland	194,124	-	-	194,124	1,269,187	1,463,311	-
Total commercial real estate	614,990	345,704	-	960,694	129,514,963	130,475,657	-
Consumer real estate
Home equity lines	98,364	403,115	-	501,479	20,744,553	21,246,032	-
Secured by 1-4 family residential
First deed of trust	554,946	362,348	-	917,294	65,955,350	66,872,644	-
Second deed of trust	-	24,291	-	24,291	8,650,927	8,675,218	-
Total consumer real estate	653,310	789,754	-	1,443,064	95,350,830	96,793,894	-
Commercial and industrial loans (except those secured by real estate)	25,035	121,710	59,900	206,645	26,047,196	26,253,841	59,900
Consumer and other	5,331	14,917	-	20,248	1,909,522	1,929,770	-

Total loans	$1,298,666	$1,388,265	$59,900	$2,746,831	$283,815,871	$286,562,702	$59,900

	December 31, 2012
							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing

Construction and land development
Residential	$-	$-	$-	$-	$2,845,594	$2,845,594	$-
Commercial	76,351	10,709	-	87,060	41,122,771	41,209,831	-
Total construction and land development	76,351	10,709	-	87,060	43,968,365	44,055,425	-
Commercial real estate
Commercial real estate - owner occupied	708,278	377,563	-	1,085,841	91,686,691	92,772,532	-
Commercial real estate - non-owner occupied	1,094,906	714,655	-	1,809,561	52,741,256	54,550,817	-
Multifamily	-	-	-	-	7,978,389	7,978,389	-
Farmland	-	-	-	-	2,581,297	2,581,297	-
Total commercial real estate	1,803,184	1,092,218	-	2,895,402	154,987,633	157,883,035	-
Consumer real estate
Home equity lines	110,614	24,746	16,130	151,490	25,369,907	25,521,397	16,130
Secured by 1-4 family residential
First deed of trust	645,807	1,507,073	-	2,152,880	78,635,545	80,788,425	-
Second deed of trust	157,816	50,016	50,000	257,832	9,259,413	9,517,245	50,000
Total consumer real estate	914,237	1,581,835	66,130	2,562,202	113,264,865	115,827,067	66,130
Commercial and industrial loans (except those secured by real estate)	40,171	31,057	49,139	120,367	34,263,750	34,384,117	49,139
Consumer and other	4,286	36,030	-	40,316	2,720,306	2,760,622	-

Total loans	$2,838,229	$2,751,849	$115,269	$5,705,347	$349,204,919	$354,910,266	$115,269

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

	December 31, 2013

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded
Construction and land development
Residential	$215,854	$215,854	$-
Commercial	3,451,651	3,497,236	-
Total construction and land development	3,667,505	3,713,090	-
Commercial real estate
Owner occupied	1,919,129	1,969,129	-
Non-owner occupied	11,769,212	11,927,602	-
Multifamily	2,373,444	2,373,444	-
Farmland	116,793	450,000
Total commercial real estate	16,178,578	16,720,175	-
Consumer real estate
Home equity lines	1,629,863	1,684,527	-
Secured by 1-4 family residential
First deed of trust	8,176,613	8,319,093	-
Second deed of trust	1,125,245	1,248,964	-
Total consumer real estate	10,931,721	11,252,584	-
Commercial and industrial loans (except those secured by real estate)	808,885	983,436	-
Consumer and other	34,123	34,123	-
	31,620,812	32,703,408	-
With an allowance recorded
Construction and land development
Commercial	1,752,587	1,752,587	220,164
Commercial real estate
Owner occupied	9,794,555	9,948,555	680,346
Non-owner occupied	1,296,788	1,296,788	371,286
Total commercial real estate	11,091,343	11,245,343	1,051,632
Consumer real estate
Secured by 1-4 family residential
First deed of trust	2,184,026	2,870,301	483,644
Second deed of trust	132,435	132,435	32,407
Total consumer real estate	2,316,461	3,002,736	516,051
Commercial and industrial loans (except those secured by real estate)	150,537	150,537	42,529
	15,310,928	16,151,203	1,830,376
Total
Construction and land development
Residential	215,854	215,854
Commercial	5,204,238	5,249,823	220,164
Total construction and land development	5,420,092	5,465,677	220,164
Commercial real estate
Owner occupied	11,713,684	11,917,684	680,346
Non-owner occupied	13,066,000	13,224,390	371,286
Multifamily	2,373,444	2,373,444	-
Farmland	116,793	450,000	-
Total commercial real estate	27,269,921	27,965,518	1,051,632
Consumer real estate
Home equity lines	1,629,863	1,684,527	-
Secured by 1-4 family residential
First deed of trust	10,360,639	11,189,394	483,644
Second deed of trust	1,257,680	1,381,399	32,407
Total consumer real estate	13,248,182	14,255,320	516,051
Commercial and industrial loans (except those secured by real estate)	959,422	1,133,973	42,529
Consumer and other	34,123	34,123	-
	$46,931,740	$48,854,611	$1,830,376

	December 31, 2012

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded
Construction and land development
Residential	$-	$-	$-
Commercial	8,254,440	13,625,670	-
Total construction and land development	8,254,440	13,625,670	-
Commercial real estate
Owner occupied	8,250,071	8,715,684	-
Non-owner occupied	13,777,787	14,124,016	-
Multifamily	2,825,274	2,825,274	-
Farmland	1,049,489	1,049,489
Total commercial real estate	25,902,621	26,714,463	-
Consumer real estate
Home equity lines	1,939,020	1,938,005	-
Secured by 1-4 family residential
First deed of trust	10,686,435	10,928,024	-
Second deed of trust	601,805	861,158	-
Total consumer real estate	13,227,260	13,727,187	-
Commercial and industrial loans (except those secured by real estate)	858,136	1,421,196	-
Consumer and other	50,415	50,390	-
	48,292,872	55,538,906	-
With an allowance recorded
Construction and land development
Commercial	430,828	430,828	62,643
Commercial real estate
Owner occupied	2,940,647	3,261,584	663,330
Non-owner occupied	1,434,195	1,434,195	508,704
Total commercial real estate	4,374,842	4,695,779	1,172,034
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,155,027	1,155,027	20,896
Second deed of trust	338,345	386,629	43,456
Total consumer real estate	1,493,372	1,541,656	64,352
Commercial and industrial loans (except those secured by real estate)	182,840	182,840	39,243
	6,481,882	6,851,103	1,338,272
Total
Construction and land development
Residential	-	-
Commercial	8,685,268	14,056,498	62,643
Total construction and land development	8,685,268	14,056,498	62,643
Commercial real estate
Owner occupied	11,190,718	11,977,268	663,330
Non-owner occupied	15,211,982	15,558,211	508,704
Multifamily	2,825,274	2,825,274	-
Farmland	1,049,489	1,049,489	-
Total commercial real estate	30,277,463	31,410,242	1,172,034
Consumer real estate
Home equity lines	1,939,020	1,938,005	-
Secured by 1-4 family residential
First deed of trust	11,841,462	12,083,051	20,896
Second deed of trust	940,150	1,247,787	43,456
Total consumer real estate	14,720,632	15,268,843	64,352
Commercial and industrial loans (except those secured by real estate)	1,040,976	1,604,036	39,243
Consumer and other	50,415	50,390	-
	$54,774,754	$62,390,009	$1,338,272

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for periods indicated:

	December 31,
	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no related allowance recorded
Construction and land development
Residential	$178,773	$9,464	$-	$-
Commercial	5,442,970	255,232	9,163,986	290,828
Total	5,621,743	264,696	9,163,986	290,828
Commercial real estate
Commercial real estate - owner occupied	2,552,163	112,808	8,777,660	637,208
Commercial real estate - non-owner occupied	11,922,368	598,895	8,822,895	375,498
Multifamily	2,396,104	149,332	637,029	41,775
Farmland	116,793	-	1,049,489	18,255
Total	16,987,428	861,035	19,287,073	1,072,736
Consumer real estate
Home equity lines	1,631,939	58,991	1,591,647	85,821
Secured by 1-4 family residential
First deed of trust	8,707,361	394,537	10,392,272	334,883
Second deed of trust	1,185,776	63,405	609,757	27,128
Total	11,525,076	516,933	12,593,676	447,832
Commercial and industrial loans (except those secured by real estate)	796,245	48,072	897,078	50,259
Consumer and other	38,284	1,820	57,530	3,435
	$34,968,776	$1,692,556	$41,999,343	$1,865,090
With an allowance recorded
Construction and land development
Residential	$-	$-	$-	$-
Commercial	1,820,131	51,553	453,702	1,373
Total	1,820,131	51,553	453,702	1,373
Commercial real estate
Commercial real estate - owner occupied	8,759,429	512,911	3,116,022	30,003
Commercial real estate - non-owner occupied	1,311,324	64,970	1,446,983	-
Total	10,070,753	577,881	4,563,005	30,003
Consumer real estate
Home equity lines	-		-
Secured by 1-4 family residential
First deed of trust	2,354,666	115,942	1,171,653	50,691
Second deed of trust	136,044	4,261	349,192	4,151
Total	2,490,710	120,203	1,520,845	54,842
Commercial and industrial loans (except those secured by real estate)	154,456	3,911	191,625	2,628
	$14,536,050	$753,548	$6,729,177	$88,846
Total
Construction and land development
Residential	$178,773	$9,464	$-	$-
Commercial	7,263,101	306,785	9,617,688	292,201
Total	7,441,874	316,249	9,617,688	292,201
Commercial real estate
Commercial real estate - owner occupied	11,311,592	625,719	11,893,682	667,211
Commercial real estate - non-owner occupied	13,233,692	663,865	10,269,878	375,498
Multifamily	2,396,104	149,332	637,029	41,775
Farmland	116,793	-	1,049,489	18,255
Total	27,058,181	1,438,916	23,850,078	1,102,739
Consumer real estate
Home equity lines	1,631,939	58,991	1,591,647	85,821
Secured by 1-4 family residential
First deed of trust	11,062,027	510,479	11,563,925	385,574
Second deed of trust	1,321,820	67,666	958,949	31,279
Total	14,015,786	637,136	14,114,521	502,674
Commercial and industrial loans (except those secured by real estate)	950,701	51,983	1,088,703	52,887
Consumer and other	38,284	1,820	57,530	3,435
	$49,504,826	$2,446,104	$48,728,520	$1,953,936

As of December 31, 2013, 2012 and 2011, the Company had impaired loans of $18,646,931, $25,605,301 and $48,097,048, respectively, which were on nonaccrual status. These loans had valuation allowances of $1,189,000, $1,338,000 and $5,034,000 as of December 31, 2013, 2012 and 2011, respectively. Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $1,093,000, $1,592,000 and $2,377,000 for 2013, 2012 and 2011, respectively.

Included in impaired loans are loans classified as troubled debt restructurings (“TDRs”). A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrowers financial difficulties that it would not otherwise consider. For loans classified as impaired TDRs, the Company further evaluates the loans as performing or nonaccrual. To restore a nonaccrual loan that has been formally restructured in a TDR to accrual status, we perform a current, well documented credit analysis supporting a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms. Otherwise, the TDR must remain in nonaccrual status. The analysis considers the borrower’s sustained historical repayment performance for a reasonable period to the return-to-accrual date, but may take into account payments made for a reasonable period prior to the restructuring if the payments are consistent with the modified terms. A sustained period of repayment performance generally would be a minimum of six months and would involve payments in the form of cash or cash equivalents.

An accruing loan that is modified in a TDR can remain in accrual status if, based on a current well-documented credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical repayment performance for a reasonable period before modification. The following is a summary of performing and nonaccrual TDRs and the related specific valuation allowance by portfolio segment as of December 31, 2013.

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance

Construction and land development
Residential	$215,854	$215,854	$-	$-
Commercial	4,921,769	3,393,312	1,528,457	210,748
Total construction and land development	5,137,623	3,609,166	1,528,457	210,748
Commercial real estate
Owner occupied	10,377,067	9,009,627	1,367,440	374,401
Non-owner occupied	9,972,530	9,568,161	404,369	136,734
Multifamily	2,373,443	2,373,443	-	-
Total commercial real estate	22,723,040	20,951,231	1,771,809	511,135
Consumer real estate
Home equity lines	159,994	-	159,994	-
Secured by 1-4 family residential
First deeds of trust	7,295,750	3,230,346	4,065,404	383,036
Second deeds of trust	691,527	324,096	367,431	-
Total consumer real estate	8,147,271	3,554,442	4,592,829	383,036
Commercial and industrial loans (except those secured by real estate)	255,603	121,098	134,505	9,416
Consumer and other	21,130	-	21,130	-
	$36,284,667	$28,235,937	$8,048,730	$1,114,335

Number of loans	115	62	53	23

The following table provides information about TDRs identified during the indicated periods.

	December 31, 2013			December 31, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Construction and land development
Residential	2	$215,854	$215,854	-	$-	$-
Commercial	11	4,035,949	4,035,949	6	653,612	653,612
Total construction and land development	13	4,251,803	4,251,803	6	653,612	653,612
Commercial real estate						-
Owner occupied	6	3,095,417	3,095,417	1	522,715	522,715
Non-owner occupied	6	1,753,785	1,753,785	6	2,102,231	2,102,231
Total commercial real estate	12	4,849,202	4,849,202	7	2,624,946	2,624,946
Consumer real estate
Home equity lines	1	159,994	159,994	-	-	-
Secured by 1-4 family residential
First deed of trust	26	2,818,946	2,818,946	25	5,570,245	5,570,245
Second deed of trust	6	371,117	371,117	1	338,344	338,344
Total consumer real estate	33	3,350,057	3,350,057	26	5,908,589	5,908,589
Commercial and industrial loans (except those secured by real estate)	-	-	-	1	117,813	117,813
Consumer and other	1	21,130	-	-	-	-
	59	$12,472,192	$12,451,062	40	$9,304,960	$9,304,960

The following table provides information about defaults on TDRs for the year ended December 31, 2013.

	Number of	Recorded
	Loans	Balance
Construction and land development
Residential	1	$102,177
Commercial	1	39,817
Total construction and land development	2	141,994
Consumer real estate
Secured by 1-4 family residential
First deed of trust	2	325,128
Total consumer real estate	2	325,128
Commercial and industrial loans (except those secured by real estate)	1	116,851
Total	5	$583,973

Note 4.	Allowance for loan losses

Activity in the allowance for loan losses was as follows for the periods indicated.

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2013
Construction and land development
Residential	$494,742	$(462,542)	$-	$101,800	$134,000
Commercial	4,611,410	(3,481,833)	(278,703)	424,126	1,275,000
Total construction and land development	5,106,152	(3,944,375)	(278,703)	525,926	1,409,000
Commercial real estate
Owner occupied	1,358,863	252,484	(453,996)	42,649	1,200,000
Non-owner occupied	816,852	451,603	(619,455)	20,000	669,000
Multifamily	23,434	(4,434)	-	-	19,000
Farmland	-	1,233,000	(896,000)	-	337,000
Total commercial real estate	2,199,149	1,932,653	(1,969,451)	62,649	2,225,000
Consumer real estate
Home equity lines	658,135	23,284	(266,119)	8,700	424,000
Secured by 1-4 family residential
First deed of trust	1,358,102	2,492,702	(1,953,177)	94,373	1,992,000
Second deed of trust	223,307	498,415	(367,200)	38,478	393,000
Total consumer real estate	2,239,544	3,014,401	(2,586,496)	141,551	2,809,000
Commercial and industrial loans (except those secured by real estate)	1,161,654	144,821	(759,726)	177,251	724,000
Consumer and other	101,328	25,500	(64,642)	9,478	71,664

Total	$10,807,827	$1,173,000	$(5,659,018)	$916,855	$7,238,664

Year Ended December 31, 2012
Construction and land development
Construction and land development	$704,728	$542,067	$(797,286)	$45,233	$494,742
Residential	6,798,177	3,444,160	(5,645,064)	14,137	4,611,410
Commercial	7,502,905	3,986,227	(6,442,350)	59,370	5,106,152
Total construction and land development
Commercial real estate
Owner occupied	1,496,466	623,552	(961,155)	200,000	1,358,863
Non-owner occupied	1,548,899	(300,898)	(431,354)	205	816,852
Multifamily	406,635	(373,238)	(9,963)	-	23,434
Farmland	-	-	-	-	-
Total commercial real estate	3,452,000	(50,584)	(1,402,472)	200,205	2,199,149
Consumer real estate
Home equity lines	860,307	668,614	(883,848)	13,062	658,135
Secured by 1-4 family residential
First deed of trust	1,881,470	2,610,905	(3,220,072)	85,799	1,358,102
Second deed of trust	397,504	468,192	(663,135)	20,746	223,307
Total consumer real estate	3,139,281	3,747,711	(4,767,055)	119,607	2,239,544
Commercial and industrial loans (except those secured by real estate)	1,655,713	1,230,555	(1,879,517)	154,903	1,161,654
Consumer and other	321,525	181,091	(408,302)	7,014	101,328

Total	$16,071,424	$9,095,000	$(14,899,696)	$541,099	$10,807,827

Loans were evaluated for impairment as follows for the periods indicated.

	Loans Evaluated for Impairment
	Individually	Collectively	Total

Year Ended December 31, 2013
Construction and land development
Residential	$575,720	$2,355,184	$2,930,904
Commercial	15,591,987	12,586,649	28,178,636
Commercial real estate
Owner occupied	53,126,045	20,458,351	73,584,396
Non-owner occupied	34,367,226	9,500,842	43,868,068
Multifamily	9,363,418	2,196,464	11,559,882
Farmland	778,599	684,712	1,463,311
Consumer real estate
Home equity lines	1,381,700	19,864,332	21,246,032
Secured by 1-4 family residential
First deed of trust	8,968,659	57,903,985	66,872,644
Second deed of trust	532,977	8,142,241	8,675,218
Commercial and industrial loans (except those secured by real estate)	10,844,894	15,408,947	26,253,841
Consumer and other	-	1,929,770	1,929,770

Total	$135,531,225	$151,031,477	$286,562,702

Year Ended December 31, 2012
Construction and land development
Residential	$1,247,709	$1,597,885	$2,845,594
Commercial	27,351,857	13,857,974	41,209,831
Commercial real estate
Owner occupied	67,167,587	25,604,945	92,772,532
Non-owner occupied	41,801,577	12,749,240	54,550,817
Multifamily	6,461,639	1,516,750	7,978,389
Farmland	1,391,501	1,189,796	2,581,297
Consumer real estate
Home equity lines	2,185,040	23,336,357	25,521,397
Secured by 1-4 family residential
First deed of trust	15,526,551	65,261,874	80,788,425
Second deed of trust	557,600	8,959,645	9,517,245
Commercial and industrial loans (except those secured by real estate)	15,101,291	19,282,826	34,384,117
Consumer and other	-	2,760,622	2,760,622

Total	$178,792,352	$176,117,914	$354,910,266

Note 5.	Premises and equipment

The following is a summary of premises and equipment as of December 31, 2013 and 2012:

	2013	2012

Land	$3,802,952	$6,190,561
Buildings and improvements	6,499,746	20,385,517
Furniture, fixtures and equipment	8,772,718	7,585,491
Total premises and equipment	19,075,416	34,161,569
Less: Accumulated depreciation and amortization	(6,666,429)	(8,346,227)

Premises and equipment, net	$12,408,987	$25,815,342

Depreciation and amortization of premises and equipment for 2013, 2012 and 2011 amounted to $1,311,000, $1,366,000 and $1,418,000 respectively.

Note 6.	Investment in bank owned life insurance

The Bank is owner and designated beneficiary on life insurance policies in the face amount of $13,101,000 covering certain of its directors and executive officers. The earnings from these policies are used to offset expenses related to retirement plans. The cash surrender value of these policies at December 31, 2013 and 2012 was approximately $6,765,000 and $6,575,000, respectively.

Note 7.	Deposits

Deposits as of December 31, 2013 and 2012 were as follows:

	2013	2012

Demand accounts	$57,243,718	$57,049,348
Interest checking accounts	43,690,689	45,861,199
Money market accounts	63,357,096	66,007,160
Savings accounts	20,229,614	20,922,112
Time deposits of $100,000 and over	94,245,516	113,332,481
Other time deposits	111,861,678	133,150,662

Total	$390,628,311	$436,322,962

The following are the scheduled maturities of time deposits as of December 31, 2013:

		Greater than
	Less Than	or Equal to
Year Ending December 31,	$100,000	$100,000	Total

2014	$46,386,723	$43,790,510	$90,177,233
2015	23,149,674	16,359,740	39,509,414
2016	23,477,291	21,724,748	45,202,039
2017	7,385,433	6,521,460	13,906,893
2018	11,462,557	5,849,058	17,311,615

	$111,861,678	$94,245,516	$206,107,194

Deposits held at the Company by related parties, which include officers, directors, greater than 5% shareholders and companies in which directors of the board have a significant ownership interest, approximated $8,481,000 and $6,310,000 at December 31, 2013 and 2012, respectively.

Note 8.	Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $1,417,000 in FHLB stock at December 31, 2013 and $2,122,000 at December 31, 2012 which is held at cost and included in other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of U.S. Government agency securities, FHLB stock and qualified single family first mortgage loans. The Company had FHLB advances of approximately $18,000,000 at December 31, 2013 maturing through 2016. At December 31, 2012 approximately $28,000,000 of advances were outstanding.

At December 31, 2013, the contractual maturities of the advances are as follows (in thousands):

Due in 2014	8,000
Due in 2015	8,000
Due in 2016	2,000

$18,000

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The carrying value of these repurchase agreements was $2,713,486 and $4,851,811 at December 31, 2013 and 2012, respectively.

Information related to borrowings as of December 31, 2013 and 2012 is as follows:

	Year Ended December 31,
	2013	2012

Maximum outstanding during the year
FHLB advances	$28,000,000	$37,750,000
Balance outstanding at end of year
FHLB advances	18,000,000	28,000,000
Average amount outstanding during the year
FHLB advances	23,432,877	31,537,568
Average interest rate during the year
FHLB advances	2.19%	2.06%
Average interest rate at end of year
FHLB advances	2.31%	2.19%

Note 9.	Income taxes

The following summarizes the tax effects of temporary differences which comprise net deferred tax assets and liabilities at December 31, 2013 and 2012:

	2013	2012	2011
Deferred tax assets
Net operating loss carryforward	$5,315,578	$4,786,458	$1,541,937
Allowance for loan losses	2,461,146	3,674,661	5,464,284
Unrealized loss on available-for-sale securities	1,933,081	37,206	-
Interest on nonaccrual loans	912,901	541,392	808,249
Expenses and writedowns related to foreclosed property	2,225,103	2,318,413	758,073
Gain on disposal of fixed assets	-	52,885	-
Merger stock options replacement	89,796	134,200	134,200
Stock compensation	2,614	122,728	98,733
Employee benefits	845,128	378,831	283,398
Pension expense	44,199	48,615	53,031
Depreciation	45,798	-	-
Goodwill	70,288	85,908	101,528
Other, net	27,499	19,079	18,719
Total deferred tax assets	13,973,131	12,200,376	9,262,152

Deferred tax liabilities
Depreciation	-	955,198	830,146
Unrealized gain on available-for-sale securities	-	-	49,175
Loss on disposal of foreclosed real estate	-	919,719	276,629
Loss on disposal of fixed assets	-	-	12,541
Amortization of intangibles	100,485	167,305	235,889
Total deferred tax liabilities	100,485	2,042,222	1,404,380

Net deferred tax asset prior to valuation allowance	13,872,646	10,158,153	7,857,772

Less valuation allowance	11,939,565	10,158,153	3,928,886

Net deferred tax asset	$1,933,081	$-	$3,928,886

The net deferred tax asset is included in other assets on the consolidated balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. Management determined that as of December 31, 2013, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, continues to recognize a valuation allowance on its net deferred tax asset. The net operating losses available to offset future taxable income amounted to $5,316,000 at December 31, 2013 and begin expiring in 2028; $1,200,000 is subject to a limitation by IRS section 382 to $963,000 per year.

The income tax expense (benefit) charged to operations for the years ended December 31, 2013, 2012 and 2011 consists of the following:

	2013	2012	2011

Current tax expense (benefit)	$70,772	$-	$64,000
Deferred tax expense (benefit)	(1,852,183)	(2,174,411)	(4,419,758)
Valuation allowance	1,781,411	6,229,268	3,928,886

Provision (benefit) for income taxes	$-	$4,054,857	$(426,872)

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011

Net income (loss) before income taxes	$(4,006,738)	$(6,344,143)	$(12,246,994)

Computed "expected" tax expense (benefit)	$(1,362,301)	$(2,157,009)	$(4,163,978)
Valuation allowance change	1,781,411	6,229,268	3,928,886
State taxes, net of fed	46,709	-	-
Cash surrender value of life insurance	(64,426)	(64,907)	(65,804)
Other	(401,393)	47,505	(125,976)

Provision (benefit) for income taxes	$-	$4,054,857	$(426,872)

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense of $163,000 and $328,000 for 2012 and 2011, respectively, which is included in other operating expenses. Due to the Company’s adjusted capital level we were not subject to franchise tax expense for the year ended December 31, 2013.

Note 10.	Earnings (loss) per share

The following table presents the basic and diluted earnings per share computations:

	2013	2012	2011
Numerator
Net loss - basic and diluted	$(4,006,738)	$(10,399,000)	$(11,820,122)
Preferred stock dividend and accretion	885,891	878,971	882,882
Net income (loss) available to common shareholders	$(4,892,629)	$(11,277,971)	$(12,703,004)

Denominator
Weighted average shares outstanding - basic	4,335,143	4,250,990	4,243,025
Dilutive effect of common stock options and restricted stock awards	-	-	-

Weighted average shares outstanding - diluted	4,335,143	4,250,990	4,243,025

Earnings (loss) per share - basic and diluted
Loss per share - basic	$(1.13)	$(2.65)	$(2.99)
Effect of dilutive common stock options	-	-	-

Loss per share - diluted	$(1.13)	$(2.65)	$(2.99)

Outstanding options and warrants to purchase common stock and restricted stock awards (see Notes 13 and 14) were considered in the computation of diluted earnings per share for the years presented. Stock options for 85,407, 256,130 and 264,980 shares of common stock were not included in computing diluted earnings per share in 2013, 2012 and 2011, respectively, because their effects were anti-dilutive. Warrants for 499,030 of common stock were not included in computing earnings per share in 2013, 2012 and 2011, because their effects were also anti-dilutive. Restricted stock awards for 5,112, 10,302 and 4,458 were not included in computing diluted earnings per share in 2013, 2012 and 2011, respectively, because their effects were anti-dilutive.

Note 11.	Lease commitments

Certain premises and equipment are leased under various operating leases. Total rent expense charged to operations was $446,000, $367,000 and $369,000 in 2013, 2012 and 2011, respectively. At December 31, 2013, the minimum total rental commitment under such non-cancelable operating leases was as follows:

2014	$438,000
2015	381,000
2016	227,000
2017	199,000
2018	204,000
Thereafter	162,000

Note 12.	Commitments and contingencies

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

At December 31, 2013 and 2012, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk:

	Contract	Contract
	Amount	Amount
	2013	2012

Undisbursed credit lines	$37,474,000	$35,780,000
Commitments to extend or originate credit	10,581,000	25,016,000
Standby letter of credit	2,192,000	3,314,000

Total commitments to extend credit	$50,247,000	$64,110,000

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

Concentrations of credit risk – Generally the Company’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area. Although the Company is building a diversified loan portfolio, a substantial portion of its clients’ ability to honor contracts is reliant upon the economic stability of the Richmond, Virginia area, including the real estate markets in the area. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

Consent Order – In February 2012, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (“Consent Agreement”) with the Federal Deposit Insurance Corporation and the Virginia Bureau of Financial Institutions (the “Supervisory Authorities”), and the Supervisory Authorities have issued the related Consent Order (the “Order”) effective February 3, 2012. The description of the Consent Agreement and the Order are set forth below:

Management. The Order requires that the Bank have and retain qualified management, including at a minimum a chief executive officer, senior lending officer and chief operating officer, with qualifications and experience commensurate with their assigned duties and responsibilities. The Bank was required to retain a bank consultant to develop a written analysis and assessment of the Bank’s management and staffing needs for the purpose of providing qualified management for the Bank. Following receipt of the consultant’s management report, the Bank was required to formulate a written management plan that incorporated the findings of the management report, a plan of action in response to each recommendation contained in the management report, and a timeframe for completing each action.

Capital Requirements. During the life of the Order, the Bank must have Tier 1 capital equal to or greater than 8 percent of its total assets, and total risk-based capital equal to or greater than 11 percent of the Bank’s total risk-weighted assets. The Bank was required to submit a written capital plan to the Supervisory Authorities that included a contingency plan in the event that the Bank fails to maintain the minimum capital ratios required in the Order, submit a capital plan that is acceptable to the Supervisory Authorities, or implement or adhere to the capital plan.

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

Written Plans and Other Material Terms. Under the terms of the Order, the Bank was required to prepare and submit the following written plans or reports to the Supervisory Authorities:

•	Plan to improve liquidity, contingency funding, interest rate risk, and asset liability management;
•	Plan to reduce assets of $250,000 or greater classified “doubtful” and “substandard”;
•	Revised lending and collection policy to provide effective guidance and control over the Bank’s lending and credit administration functions;
•	Effective internal loan review and grading system;
•	Policy for managing the Bank’s other real estate;
•	Business/strategic plan covering the overall operation of the Bank;

•	Plan and comprehensive budget for all categories of income and expense for the year 2011;
•	Policy and procedures for managing interest rate risk; and
•	Assessment of the Bank’s information technology function.

Under the Order, the Bank’s board of directors agreed to increase its participation in the affairs of the Bank, including assuming full responsibility for the approval of policies and objectives for the supervision of all of the Bank’s activities. The Bank was also required to establish a board committee to monitor and coordinate compliance with the Order.

The Order will remain in effect until modified or terminated by the Supervisory Authorities.

While subject to the Consent Order, we expect that our management and board of directors will continue to focus considerable time and attention on taking corrective actions to comply with the terms. In addition, certain provisions of the Order described above will continue to adversely impact the Company’s businesses and results of operations.

Written Agreement – In June 2012, the Company entered into a written agreement (“Written Agreement”) with the Reserve Bank. Pursuant to the terms of the Written Agreement, the Company developed and submitted to the Reserve Bank written plans to maintain sufficient capital and correct any violations of Section 23A of the Federal Reserve Act and Regulation W. In addition, the Company submitted a written statement of its planned sources and uses of cash for debt service, operation expenses, and other purposes.

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

Since entering into the Order and the Written Agreement, the Company has taken numerous steps to comply with their terms. As of December 31, 2013, we believe we have complied with all requirements of the Order and the Written Agreement with the exception of the capital requirements in the Order and correction of the Section 23A of the Federal Reserve Act and Regulation W to the Reserve Bank in the Written Agreement.

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

As required by the Federal Reserve Bank of Richmond, the Company notified the Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The total arrearage on such preferred stock as of December 31, 2013 is $2,023,142. This amount has been accrued for and is included in other liabilities in the consolidated balance sheet.

In November 2013, the Company participated in a successful auction of the Company’s preferred stock securities by the Treasury that resulted in the purchase of the securities by private and institutional investors.

On December 4, 2013, the Company issued 1,086,500 new shares of common stock through a private placement to directors and executive officers. The sale raised $1,684,075 in new capital for the Company. The $1.55 sale price for the common shares was the stock’s book value at September 30, 2013, which represented a 30% premium over the closing price of the stock on December 3, 2013.

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

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank met the ratio criteria to be categorized as a “well capitalized” institution as of December 31, 2013, 2012 and 2011. However, due to the Consent Order the Bank is currently considered adequately capitalized. The Consent Order requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 11%. At December 31, 2013, the Banks leverage ratio was 6.92% and the total capital to risk-weighted assets ratio was 10.90%. As required by the Consent Order, the Bank has provided a capital plan to the FDIC and BFI that demonstrates how the Bank will come into compliance with the required minimum capital ratios set forth in the Consent Order. When capital falls fellow the “well capitalized” requirement, consequences can include: new branch approval could be withheld, more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitation as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29. In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

The capital amounts and ratios at December 31, 2013 and 2012 for the Company and the Bank are presented in the table below:

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2013
Total capital (to risk- weighted assets)
Consolidated	$34,652,000	10.66%	$25,997,000	8.00%	$32,496,000	10.00%
Village Bank	35,192,000	10.90%	25,828,000	8.00%	32,285,000	10.00%

Tier 1 capital (to risk- weighted assets)
Consolidated	24,027,000	7.39%	12,999,000	4.00%	19,498,000	6.00%
Village Bank	31,117,000	9.64%	12,914,000	4.00%	19,371,000	6.00%

Leverage ratio (Tier 1 capital to average assets)
Consolidated	24,027,000	5.32%	18,069,000	4.00%	22,587,000	5.00%
Village Bank	31,117,000	6.92%	17,984,000	4.00%	22,480,000	5.00%

December 31, 2012
Total capital (to risk- weighted assets)
Consolidated	$38,296,000	10.14%	$30,206,000	8.00%	$37,757,000	10.00%
Village Bank	37,705,000	10.04%	30,036,000	8.00%	37,545,000	10.00%

Tier 1 capital (to risk- weighted assets)
Consolidated	28,043,000	8.72%	15,103,000	4.00%	22,654,000	6.00%
Village Bank	32,936,000	8.77%	15,018,000	4.00%	22,527,000	6.00%

Leverage ratio (Tier 1 capital to average assets)
Consolidated	28,043,000	6.53%	20,186,000	4.00%	25,233,000	5.00%
Village Bank	32,936,000	6.52%	20,206,000	4.00%	25,257,000	5.00%

(1)	As a result of the Consent Order, the Bank is not considered well capitalized even though it meets the ratio requirements to be classified as such. The Consent Order requires the total capital to risk-weighted assets to be at least 11% and the leverage ratio to be at least 8%.

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the TARP program preferred stock or trust preferred capital notes without prior regulatory approval. In addition, the Consent Order with the FDIC and BFI provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction of capital, without regulatory approval. At December 31, 2013, the Company’s total accrued but deferred payments on TARP dividends was $2,119,000 and interest payments on trust preferred capital notes was $845,892. Although we elected to defer payment of the interest due, the amounts have been accrued in the consolidated balance sheet and included in interest expense in the consolidated statement of operations.

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

The following table summarizes options outstanding under the stock incentive plan at the indicated dates:

	Year Ended December 31,
	2013				2012
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	255,630	$9.71	$4.65		264,980	$9.48	$4.70
Granted	28,060	1.61	1.34		5,000	1.00	1.08
Forfeited	(184,783)	9.69	4.65		(14,350)	8.02	4.34
Exercised	-	-	-		-	-	-
Options outstanding, end of period	98,907	$9.40	$3.69	$-	255,630	$9.71	$4.65	$-
Options exercisable, end of period	74,347				250,630

	Year Ended December 31,
	2011
		Weighted
		Average
		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value

Options outstanding, beginning of period	310,205	$9.48	$4.73
Granted	-	-	-
Forfeited	(45,225)	8.50	4.88
Exercised	-	-	-
Options outstanding, end of period	264,980	$9.48	$4.70	$-
Options exercisable, end of period	261,980

The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the years indicated:

Year Ended
December 31, 2013

Risk-free interest rate	2.66%
Dividend yield	0%
Expected weighted average term	7 years
Volatility	50%

The following table summarizes information about stock options outstanding at December 31, 2013:

	Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$1.00-$6.00	33,060	7.0	$1.51	8,500	$1.22
$10.40-13.00	65,847	2.1	10.64	65,847	10.64

	98,907	3.73	7.59	74,347	9.56

During the fourth quarter of 2013, we granted to certain officers 61,349 restricted shares of common stock with a weighted average fair market value of $1.37 at the date of grant. These restricted stock awards have three-year graded vesting. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock was 61,349 at December 31, 2013.

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period. Unamortized stock-based compensation related to non-vested share based compensation arrangements granted under the Incentive Plan as of December 31, 2013 and 2012 was $88,077 and $2,492, respectively. The time based unamortized compensation of $88,077 is expected to be recognized over a weighted average period of 2.82 years. There were no forfeitures of restricted stock awards in 2013 and 2012.

Stock-based compensation expense was $10,480, $6,747 and $118,445 for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 15.	Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate was 2.39% and 2.46% at December 31, 2013 and 2012, respectively. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at December 31, 2013 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends. In consideration of our agreements with our regulators, which require regulatory approval to make interest payments on these securities, the Company has deferred an aggregate of $845,892 in interest payments on the junior subordinated debt securities as of December 31, 2013. The Company has been deferring interest payments since June 2011. Although we elected to defer payment of the interest due, the amounts has been accrued in the consolidated balance sheet and included in interest expense in the consolidated statement of operations.

Note 16.	Retirement plans

401K Plan: The Bank provides a qualified 401K plan to all eligible employees which is administered through the Virginia Bankers Association Benefits Corporation. Employees are eligible to participate in the plan after three months of employment. Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction. Due to the recent economic conditions the Bank ceased its matching program in 2009 however beginning January 2013 the Bank reinstituted the 401K match. The Bank provided a matching contribution of $.50 for every $1.00 the participant contributes up to the first 4% of their salary. Participants are fully vested in their own contributions and vest equally over three years of service in the Bank’s matching contributions. Total contributions to the plan for the year ended December 31, 2013 were $164,799.

Supplemental Executive Retirement Plan: The Bank established the Village Bank Supplemental Executive Retirement Plan (the “SERP”) on January 1, 2005 to provide supplemental retirement income to certain executive officers as designated by the Personnel Committee, later replaced by the Compensation Committee, and approved by the board of directors. While we are subject to the regulatory agreements, the respective regulatory agencies also review and approve new participants or changes in benefits under the SERP. The SERP is an unfunded employee pension plan under the provisions of ERISA. An eligible employee, once designated by the Committee and approved by the board of directors in writing to participate in the SERP, becomes a participant in the SERP 60 days following such approval (unless an earlier participation date is approved). There are currently seven executive officers who participate in the SERP. The retirement benefit to be received by a participant is determined by the Committee and approved by the board of directors and is payable in equal monthly installments over the period specified in the SERP for each respective participant, commencing on the first day of the month following a participant’s retirement or termination of employment, provided the participant has been employed by the Bank for a minimum of 10 years (6 years in the case of one participant). The Compensation Committee, in its sole discretion, may choose to treat a participant who has experienced a termination of employment on or after attaining age 65 but prior to completing his service requirement as having completed his service requirement. At December 31, 2013 and 2012, the Bank’s liability under the SERP was $1,654,934 and $1,205,921, respectively, and expense for the years ended December 31, 2013, 2012 and 2011 was to $462,009, $140,575 and $166,571, respectively. The increase in cash surrender value of the BOLI related to the participants was $189,487, $190,902 and $193,540 for the years ended December 31, 2013, 2012 and 2011, respectively.

Directors’ Deferral Plan: The Bank established the Village Bank Outside Directors Deferral Plan (the “Directors Deferral Plan”) on January 1, 2005 under which non-employee directors of Village Bank have the opportunity to defer receipt of all or a portion of certain compensation until retirement or departure from the board of directors. Deferral of compensation under the Directors Deferral Plan is voluntary by non-employee directors and to participate in the plan a director must file a deferral election as provided in the plan. A director shall become an active participant with respect to a plan year (as defined in the plan) only if he is expected to have compensation during the plan year and he timely files a deferral election. A separate account is established for each participant in the plan and each account shall, in addition to compensation deferred at the election of the participant, be credited with interest on the balance of the account, the rate of such interest to be established by the board of directors in its sole discretion at the beginning of each plan year. For those directors electing to purchase stock, the obligation will only be settled by delivery of the fixed number of shares they purchased. At December 31, 2013 and 2012, the Bank’s liability under the Directors Deferral Plan was $83,040 and $795,736, respectively, and expense for the years ended December 31, 2013, 2012 and 2011 was $164,948, $181,419 and $153,090, respectively. The decrease in the liability is due to certain directors electing to purchase common stock with funds from their deferred compensation account in the fourth quarter. A rabbi trust was established to hold the shares. At December 31, 2013 the trust held 566,222 shares of Company common stock totaling $877,644.

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

Assets measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below:

	Fair Value Measurement
	at December 31, 2013 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Treasuries	$7,210	$-	$7,210	$-
US Government Agencies	34,350	-	34,350	-
MBS	2,752	-	2,752	-
Municipals	13,435	-	13,435	-
Residential loans held for sale	8,371	-	8,371	-
			-
Financial Assets - Non-Recurring
Impaired loans	46,932	-	42,679	4,253
Real estate owned	16,742	-	15,405	1,337

	Fair Value Measurement
	at December 31, 2012 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$11,387	$5,000	$6,387	$-
MBS	1,829	-	1,829	-
Municipals	11,938	2,918	9,020	-
Residential loans held for sale	24,188	-	24,188	-
			-
Financial Assets - Non-Recurring
Impaired loans	54,775	-	47,016	7,759
Real estate owned	20,204	-	18,675	1,529

The following table presents the changes in the Level 3 fair value category for the years ended December 31, 2013 and 2012.

	Impaired	Real Estate
	Loans	Owned	Total Assets
	(In thousands)

Balance at December 31, 2011	$64,655	$9,177	$73,832
Total realized and unrealized gains (losses)
Included in earnings	-	241	241
Included in other comprehensive income	-	-	-
Net transfers in and/or out of Level 3	(56,896)	(7,889)	(64,785)

Balance at December 31, 2012	$7,759	$1,529	$9,288

Total realized and unrealized gains (losses)
Included in earnings	-	(381)	(381)
Included in other comprehensive income	-	-	-
Net transfers in and/or out of Level 3	(3,506)	189	(3,317)

Balance at December 31, 2013	$4,253	$1,337	$5,590

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

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

		December 31,		December 31,
	Level in Fair	2013		2012
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value

Financial assets
Cash	Level 1	$15,220,580	$15,220,580	$13,945,105	$13,945,105
Cash equivalents	Level 2	24,988,512	24,988,512	39,185,837	39,185,837
Investment securities available for sale	Level 1	-	-	7,918,420	7,918,420
Investment securities available for sale	Level 2	57,748,040	57,748,040	17,235,626	17,235,626
Federal Home Loan Bank stock	Level 2	1,417,300	1,417,300	2,121,900	2,121,900
Loans held for sale	Level 2	8,371,277	8,371,277	24,188,384	24,188,384
Loans	Level 2	233,075,253	236,581,823	290,115,508	294,476,846
Impaired loans	Level 2	42,678,969	42,678,969	47,016,065	47,016,065
Impaired loans	Level 3	4,252,771	4,252,771	7,758,689	7,758,689
Other real estate owned	Level 2	15,404,691	15,404,691	18,675,164	18,675,164
Other real estate owned	Level 3	1,337,173	1,337,173	1,528,527	1,528,527
Bank owned life insurance	Level 3	6,764,505	6,764,505	6,575,018	6,575,018
Accrued interest receivable	Level 2	1,486,163	1,486,163	1,676,518	1,676,518

Financial liabilities
Deposits	Level 2	390,628,311	391,814,284	436,322,962	437,644,329
FHLB borrowings	Level 2	18,000,000	18,211,937	28,000,000	28,424,029
Trust preferred securities	Level 2	8,764,000	7,274,120	8,764,000	7,537,040
Other borrowings	Level 2	2,713,486	3,289,463	4,851,811	4,851,811
Accrued interest payable	Level 2	1,092,520	1,092,520	911,635	911,635

Note 18.	Parent corporation only financial statements

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Balance Sheet

	December 31,	December 31,
	2013	2012

Assets
Cash and due from banks	$460,294	$595,267
Investment in subsidiaries	27,573,876	33,162,750
Investment in special purpose subsidiary	264,000	264,000
Premises and equipment, net	-	1,774,252
Prepaid expenses and other assets	1,823,304	56,904

	$30,121,474	$35,853,173

Liabilities and Stockholders' Equity
Liabilities
Balance due to nonbank subsidiaries	$8,764,000	$8,764,000
Other liabilities	3,113,405	2,124,372
Total liabilities	11,877,405	10,888,372

Stockholders' equity
Preferred stock	58,952	58,952
Warrant surplus	732,479	732,479
Discount on preferred stock	(50,002)	(198,993)
	741,429	592,438
Surplus related to preferred stock (CPP)	14,679,048	14,679,048
Additional paid-in capital	23,374,764	26,026,209
	38,053,812	40,705,257
Common stock	21,353,180	17,007,180
Retained earnings (deficit)	(38,066,154)	(33,173,525)
Stock in directors rabbi trust	(877,644)	-
Directors deferred fees obligation	877,644	-
Accumulated other comprehensive loss	(3,838,198)	(166,549)
Total stockholders' equity	18,244,069	24,964,801

	$30,121,474	$35,853,173

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Operations and Comprehensive Loss

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011

Interest income
Village Bank money market	$3,068	$7,923	$20,897

Interest expense
Interest on trust preferred securities	237,701	403,997	353,108

Net interest loss	(234,633)	(396,074)	(332,211)

Expenses
Equipment	2,002	7,134	20,148
Supplies	56,572	49,924	16,000
Legal	7,337	-	-
Other outside services	47,158	19,965	11,316
Other	32,956	25,212	27,024
Total expenses	146,025	102,235	74,488
Net loss before undistributed
Net loss before undistributed loss of subsidiary	(380,658)	(498,309)	(406,699)

Undistributed loss of subsidiary	(3,626,080)	(8,489,198)	(10,546,079)

Net loss before income tax benefit	(4,006,738)	(8,987,507)	(10,952,778)
Income tax benefit	-	1,411,493	867,344

	$(4,006,738)	$(10,399,000)	$(11,820,122)

Total comprehensive loss	$(7,678,387)	$(10,558,100)	$(11,454,097)

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011

Cash Flows from Operating Activities
Net loss	$(4,006,738)	$(10,399,000)	$(11,820,122)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,425	9,180	16,366
Undistributed earnings of subsidiary	3,626,080	8,489,198	10,546,079
(Increase) decrease in other assets	(7,873)	5,014,522	(703,922)
Increase (decrease) in other liabilities	252,133	(3,199,914)	601,180
Net cash used in operations	(134,973)	(86,014)	(1,360,419)

Cash Flows from Investing Activities
Payments for investments in and advances to subsidiaries	(1,684,075)	(1,500,000)	-
Net cash used in investing activities	(1,684,075)	(1,500,000)	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,684,075	-	-
Dividends paid on preferred stock	-	-	(184,225)
Net cash provided by (used in) financing activities	1,684,075	-	(184,225)

Net decrease in cash	(134,973)	(1,586,014)	(1,544,644)
Cash, beginning of year	595,267	2,181,281	3,725,925

Cash, end of year	$460,294	$595,267	$2,181,281

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2013, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management’s Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on our assessment, we believe that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be disclosed in this Item 10 is contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed in this Item 11 is contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed in this Item 12 is contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in this Item 13 is contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in this Item 14 is contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements and reports are included in Part II, Item 8, of this report on Form 10K.

Report of Independent Registered Public Accounting Firm (BDO USA)

Consolidated Balance Sheets – December 31, 2013 and 2012

Consolidated Statements of Income – Years Ended December 31, 2013, 2012 and 2011 Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income – Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows – Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit
Number	Description

3.1	Articles of Incorporation of Village Bank and Trust Financial Corp. restated in electronic format only as of May 18, 2005, incorporated by reference to Exhibit 3.1 of the Annual report on Form 10-KSB for the year ended December 31, 2009.

3.2	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009

3.3	Bylaws of Village Bank and Trust Financial Corp., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007.

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.

4.2	Warrant to Purchase Shares of Common Stock, dated May 1, 2009, incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.

10.1	Incentive Plan, as amended and restated March 27, 2013, incorporated by reference to Exhibit 10.4 of the Form S-8 Registration Statement filed with the Securities and Exchange Commission on November 19, 2013 (SEC File No. 333-192408).*

10.2	Executive Employment Agreement, effective as of April 1, 2001, between Thomas W. Winfree and Southern Community Bank & Trust, incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-KSB for the year ended December 31, 2004.*

10.3	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-KSB for the year ended December 31, 2004.*

10.4	Form of Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-KSB for the year ended December 31, 2004. *

10.5	Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Corp. and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.

10.6	Side Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Crop. and the United States Department of the Treasury, incorporated by reference to Exhibit 10.2 of the Current Report of Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.

10.7	Form of Senior Executive Officer Waiver, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.*

10.8	Form of Senior Executive Officer Consent Letter, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.*

10.9	Outside Directors Deferral Plan, dated January 1, 2005, incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K for the year ended December 31, 2010.*

10.10	Supplemental Executive Retirement Plan, dated January 1, 2005, incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2010.*

10.11	Stipulation and Consent to the Issuance of a Consent Order, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2012.

10.12	Consent Order, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2012.

10.13	Written Agreement by and between Village Bank and Trust Financial Corp. and the Federal Reserve Bank of Richmond, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2012.

10.14	Employment Agreement, dated August 8, 2013, by and between Village Bank and Trust Financial Corp. and William G. Foster, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2013.*

10.15	Employment Agreement, dated August 9, 2013, by and among Village Bank and Trust Financial Corp., Village Bank and Thomas W. Winfree, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2013.*

21	Subsidiaries of Village Bank and Trust Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Financial Officer.

32	Section 906 Certification.

99.1	TARP Certification by Chief Executive Officer.

99.2	TARP Certification by Chief Financial Officer.

101	The following materials from the Village Bank and Trust Financial Crop. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting (XBRL) (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

* Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: March 26, 2014	By	/s/ William G. Foster, Jr.
William G. Foster
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Foster, Jr.	President, Chief Executive	March 26, 2014
William G. Foster	Officer and Director
(Principal Executive Officer)

/s/ C. Harril Whitehurst, Jr.	Executive Vice President and Chief	March 26, 2014
C. Harril Whitehurst, Jr.	Financial Officer (Principal Financial and Accounting Officer)

/s/ R.T. Avery, III	Director	March 26, 2014
R.T. Avery, III

/s/ Donald J. Balzer, Jr.	Director and	March 26, 2014
Donald J. Balzer, Jr.	Vice Chairman of the Board

/s/ Craig D. Bell	Director and	March 26, 2014
Craig D. Bell	Chairman of the Board

/s/ William B. Chandler	Director	March 26, 2014
William B. Chandler

/s/ R. Calvert Esleeck, Jr.	Director	March 26, 2014
R. Calvert Esleeck, Jr.

/s/ O. Woodland Hogg, Jr.	Director	March 26, 2014
O. Woodland Hogg, Jr.

/s/ Michael A. Katzen	Director	March 26, 2014
Michael A. Katzen

Signature	Title	Date

/s/ Michael L. Toalson	Director	March 26, 2014
Michael L. Toalson

/s/ Charles E. Walton	Director	March 26, 2014
Charles E. Walton

/s/ John T. Wash, Sr.	Director	March 26, 2014
John T. Wash, Sr.

/s/ George R. Whittemore	Director	March 26, 2014
George R. Whittemore

/s/ Thomas W. Winfree.	Director	March 26, 2014
Thomas W. Winfree

