Form 10-Q
period 2014-03-31
Village Bank & Trust Financial Corp.
filed 2014-05-15
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

5,338,295 shares of common stock, $4.00 par value, outstanding as of May 8, 2014

Village Bank and Trust Financial Corp.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
March 31, 2014 (Unaudited) and December 31, 2013

	March 31,	December 31,
	2014	2013
Assets
Cash and due from banks	$19,566,695	$15,220,580
Federal funds sold	36,946,987	24,988,512
Total cash and cash equivalents	56,513,682	40,209,092
Investment securities available for sale	59,339,067	57,748,040
Loans held for sale	9,986,249	8,371,277
Loans
Outstanding	273,461,221	286,562,702
Allowance for loan losses	(6,600,384)	(7,238,664)
Deferred fees and costs	686,944	682,955
	267,547,781	280,006,993
Other real estate owned, net of valuation allowance	15,688,443	16,741,864
Assets held for sale	13,359,314	13,359,099
Premises and equipment, net	12,937,541	12,408,987
Bank owned life insurance	6,812,428	6,764,505
Accrued interest receivable	1,340,386	1,486,163
Other assets	6,784,836	7,077,331

	$450,309,727	$444,173,351

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$63,435,899	$57,243,718
Interest bearing	332,781,210	333,384,593
Total deposits	396,217,109	390,628,311
Federal Home Loan Bank advances	17,000,000	18,000,000
Long-term debt - trust preferred securities	8,764,000	8,764,000
Other borrowings	2,903,324	2,713,486
Accrued interest payable	1,251,836	1,092,520
Other liabilities	5,645,495	4,730,965
Total liabilities	431,781,764	425,929,282

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference, 1,000,000 shares authorized, 14,738 shares issued and outstanding	58,952	58,952
Common stock, $4 par value, 10,000,000 shares authorized; 5,338,295 shares issued and outstanding at March 31, 2014 5,338,295 shares issued and outstanding at December 31, 2013	21,353,180	21,353,180
Additional paid-in capital	38,063,396	38,053,812
Accumulated deficit	(39,036,812)	(38,066,154)
Common stock warrant	732,479	732,479
Discount on preferred stock	(12,516)	(50,002)
Stock in directors rabbi trust	(877,644)	(877,644)
Directors deferred fees obligation	877,644	877,644
Accumulated other comprehensive loss	(2,630,716)	(3,838,198)
Total stockholders' equity	18,527,963	18,244,069

	$450,309,727	$444,173,351

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Three Months Ended March 31, 2014 and 2013
(Unaudited)

	2014	2013
Interest income
Loans	$3,970,879	$5,142,951
Investment securities	332,216	188,099
Federal funds sold	19,095	25,115
Total interest income	4,322,190	5,356,165

Interest expense
Deposits	785,525	1,042,384
Borrowed funds	254,017	224,392
Total interest expense	1,039,542	1,266,776

Net interest income	3,282,648	4,089,389
Provision for loan losses	100,000	823,000
Net interest income after provision for loan losses	3,182,648	3,266,389

Noninterest income
Service charges and fees	482,553	511,504
Gain on sale of loans	810,900	1,955,717
Gain on sale of assets	2,813	598,182
Gain on sale of investment securities	-	90,067
Rental income	256,807	264,697
Other	123,512	186,305
Total noninterest income	1,676,585	3,606,472

Noninterest expense
Salaries and benefits	2,992,240	3,439,408
Occupancy	482,602	556,930
Equipment	208,798	177,855
Supplies	88,283	105,272
Professional and outside services	638,908	686,360
Advertising and marketing	82,867	63,301
Expenses related to foreclosed real estate	282,506	1,574,700
Other operating expense	831,975	780,069
Total noninterest expense	5,608,179	7,383,895

Net loss	(748,946)	(511,034)

Preferred stock dividends and amortization of discount	221,712	221,328
Net income (loss) available to common shareholders	$(970,658)	$(732,362)

Loss per share, basic	$(0.18)	$(0.17)
Loss per share, diluted	$(0.18)	$(0.17)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Changes in Comprehensive Income (Loss)
Three Months Ended March 31, 2014 and 2013
(Unaudited)

	2014	2013

Net loss	$(748,946)	$(511,034)
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	1,826,268	21,161
Tax effect	620,931	7,195
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	1,205,337	13,966

Reclassification adjustment
Reclassification adjustment for gains realized in income	-	(90,067)
Tax effect	-	(30,623)
Reclassification for gains included in net income, net of tax	-	(59,444)

Minimum pension adjustment	3,250	3,250
Tax effect	1,105	1,105
Minimum pension adjustment, net of tax	2,145	2,145

Total other comprehensive income (loss)	1,207,482	(43,333)

Total comprehensive income (loss)	$458,536	$(554,367)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2014 and 2013
(Unaudited)

								Directors	Accumulated
			Additional			Discount on	Stock in	Deferred	Other
	Preferred	Common	Paid-in	Accumulated		Preferred	Directors	Fees	Comprehensive
	Stock	Stock	Capital	Deficit	Warrant	Stock	Rabbi Trust	Obligation	loss	Total

Balance, December 31, 2013	$58,952	$21,353,180	$38,053,812	$(38,066,154)	$732,479	$(50,002)	$(877,644)	$877,644	$(3,838,198)	$18,244,069
Amortization of preferred stock discount	-	-	-	(37,486)	-	37,486	-	-	-	-
Preferred stock dividend	-	-	-	(184,226)	-	-	-	-	-	(184,226)
Stock based compensation	-	-	9,584	-	-	-	-	-	-	9,584
Minimum pension adjustment (net of income taxes of $1,105)	-	-	-	-	-	-	-	-	2,145	2,145
Net loss	-	-	-	(748,946)	-	-	-	-	-	(748,946)
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	1,205,337	1,205,337

Balance, March 31, 2014	$58,952	$21,353,180	$38,063,396	$(39,036,812)	$732,479	$(12,516)	$(877,644)	$877,644	$(2,630,716)	$18,527,963

Balance, December 31, 2012	$58,952	$17,007,180	$40,705,257	$(33,173,525)	$732,479	$(198,993)	$-	$-	$(166,549)	$24,964,801
Amortization of preferred stock discount	-	-	-	(37,106)	-	37,106	-	-	-	-
Preferred stock dividend	-	-		(184,222)	-	-	-	-	-	(184,222)
Stock based compensation	-	-	241	-	-	-	-	-	-	241
Minimum pension adjustment (net of income taxes of $1,105)	-	-	-	-	-	-	-	-	2,145	2,145
Net loss	-	-	-	(511,034)	-	-	-	-	-	(511,034)
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	(45,478)	(45,478)

Balance, March 31, 2013	$58,952	$17,007,180	$40,705,498	$(33,905,887)	$732,479	$(161,887)	$-	$-	$(209,882)	$24,226,453

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2014 and 2013
(Unaudited)

	2014	2013

Cash Flows from Operating Activities
Net income (loss)	$(748,946)	$(511,034)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	171,004	258,649
Deferred income taxes	(309,726)	(108,145)
Valuation allowance deferred income taxes	267,000	-
Provision for loan losses	100,000	823,000
Write-down of other real estate owned	135,414	397,053
Valuation allowance other real estate owned	(133,931)	-
Gain on securities sold	-	(90,067)
Gain on loans sold	(810,900)	(1,955,717)
Gain on sale of premises and equipment	(2,813)	(598,182)
Gain (Loss) on sale of other real estate owned	(37,312)	129,821
Stock compensation expense	9,584	241
Proceeds from sale of mortgage loans	29,988,547	67,727,357
Origination of mortgage loans for sale	(30,792,619)	(57,961,082)
Amortization of premiums and accretion of discounts on securities, net	108,073	86,934
Decrease in interest receivable	145,777	96,371
Increase in bank owned life insurance	(47,923)	(50,307)
Decrease (Increase) in other assets	(283,780)	730,900
Increase in interest payable	159,316	69,892
Increase in other liabilities	730,303	324,488
Net cash provided by (used in) operating activities	(1,352,932)	9,370,172

Cash Flows from Investing Activities
Purchases of available for sale securities	-	(12,791,077)
Proceeds from the sale or calls of available for sale securities	127,169	8,244,304
Net decrease in loans	11,000,766	27,317,573
Proceeds from sale of other real estate owned	2,447,696	1,162,364
Purchases of premises and equipment	(713,933)	(105,140)
Proceeds from sale of premises and equipment	17,188	1,681,624
Net cash provided by investing activities	12,878,886	25,509,648

Cash Flows from Financing Activities
Net increase (decrease) in deposits	5,588,798	(14,903,717)
Net decrease in Federal Home Loan Bank Advances	(1,000,000)	(1,000,000)
Net increase (decrease) in other borrowings	189,838	(2,969,465)
Net cash provided by (used in) financing activities	4,778,636	(18,873,182)

Net increase in cash and cash equivalents	16,304,590	16,006,638
Cash and cash equivalents, beginning of period	40,209,092	53,130,942

Cash and cash equivalents, end of period	$56,513,682	$69,137,580

Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$1,358,446	$2,868,378
Dividends on preferred stock accrued	$184,226	$184,224

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

Note 1 - Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.

Note 2 - Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses and the related provision.

Note 3 – Loss per common share

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2014	2013
Numerator
Net loss - basic and diluted	$(748,946)	$(511,034)
Preferred stock dividend and accretion	221,712	221,328
Net loss available to common shareholders	$(970,658)	$(732,362)

Denominator
Weighted average shares outstanding - basic	5,338,295	4,253,932
Dilutive effect of common stock options and restricted stock awards	-	-
Weighted average shares outstanding - diluted	5,338,295	4,253,932

Loss per share - basic and diluted
Loss per share - basic	$(0.18)	$(0.17)
Effect of dilutive common stock options	-	-
Loss per share - diluted	$(0.18)	$(0.17)

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 81,657 and 254,630 shares of common stock were not included in computing diluted earnings per share for the three months ended March 31, 2014 and 2013, respectively, because their effects were anti-dilutive. Warrants for 499,030 shares of common stock were not included in computing earnings per share in 2014 and 2013 because their effects were also anti-dilutive.

Note 4 – Investment securities

At March 31, 2014 and December 31, 2013, all of our securities were classified as available for sale. The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands).

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
March 31, 2014
US Treasury
Five to ten years	$8,000	$7,829	$-	$(418)	$7,411	2.13%
US Government Agencies
One to Five years	4,000	4,184	-	(129)	4,055	0.89%
Five to ten years	31,625	33,459	-	(2,232)	31,227	1.82%
	35,625	37,643	-	(2,361)	35,282	1.71%
Mortgage-backed securities
More than ten years	2,655	2,659	2	(20)	2,641	2.43%
Municipals
Five to ten years	6,155	6,663	-	(452)	6,211	2.85%
More than ten years	6,780	8,404	-	(610)	7,794	3.34%
	12,935	15,067	-	(1,062)	14,005	3.12%

Total investment securities	$59,215	$63,198	$2	$(3,861)	$59,339	2.13%

December 31, 2013
US Treasury
Five to ten years	$8,000	$7,825	$-	$(615)	$7,210	2.13%
US Government Agencies
One to Five years	4,000	4,194	-	(166)	4,028	0.89%
Five to ten years	31,625	33,510	-	(3,187)	30,323	1.82%
	35,625	37,704	-	(3,353)	34,351	1.71%
Mortgage-backed securities
More than ten years	2,782	2,792	10	(50)	2,752	2.43%
Municipals
Five to ten years	6,155	6,684	-	(678)	6,006	2.85%
More than ten years	6,780	8,428	-	(999)	7,429	3.34%
Total	12,935	15,112	-	(1,677)	13,435	3.12%

Total investment securities	$59,342	$63,433	$10	$(5,695)	$57,748	2.13%

Investment securities available for sale that have an unrealized loss position at March 31, 2014 and December 31, 2013 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 months		12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2014
US Treasury	$42,693	$(2,779)	$-	$-	$42,693	$(2,779)
Municipals	11,144	(945)	2,861	(116)	14,005	(1,061)
Mortgage-backed securities	2,503	(21)	-	-	2,503	(21)

Total	$56,340	$(3,745)	$2,861	$(116)	$59,201	$(3,861)

December 31, 2013
US Treasury	$41,560	$(3,968)	$-	$-	$41,560	$(3,968)
Municipals	10,864	(1,471)	2,571	(206)	13,435	(1,677)
Mortgage-backed securities	1,861	(50)	-	-	1,861	(50)

Total	$54,285	$(5,489)	$2,571	$(206)	$56,856	$(5,695)

Management does not believe that any individual unrealized loss as of March 31, 2014 and December 31, 2013 is other than a temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. As of March 31, 2014, management does not have the intent to sell any of the securities classified as available for sale and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Approximately $7,119,000 of these securities are pledged against borrowings. Therefore, the related borrowings would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Note 5 – Loans and allowance for loan losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated.

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
Construction and land development
Residential	$4,009,572	1.47%	$2,930,904	1.02%
Commercial	25,879,373	9.46%	28,178,636	9.83%
	29,888,945	10.92%	31,109,540	10.86%
Commercial real estate
Owner occupied	68,446,883	25.02%	73,584,396	25.68%
Non-owner occupied	40,173,735	14.69%	43,868,068	15.31%
Multifamily	10,216,766	3.74%	11,559,882	4.03%
Farmland	1,359,197	0.50%	1,463,311	0.51%
	120,196,581	43.95%	130,475,657	45.53%
Consumer real estate
Home equity lines	20,649,359	7.56%	21,246,032	7.41%
Secured by 1-4 family residential,
First deed of trust	66,299,799	24.24%	66,872,644	23.34%
Second deed of trust	8,334,968	3.05%	8,675,218	3.03%
	95,284,126	34.85%	96,793,894	33.78%
Commercial and industrial loans
(except those secured by real estate)	26,295,748	9.62%	26,253,841	9.16%
Consumer and other	1,795,821	0.66%	1,929,770	0.67%

Total loans	273,461,221	100.0%	286,562,702	100.0%
Deferred loan cost, net	686,944		682,955
Less: allowance for loan losses	(6,600,384)		(7,238,664)

	$267,547,781		$280,006,993

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. 1-4 assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated:

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
March 31, 2014
Construction and land development
Residential	$3,605,240	$-	$404,332	$-	$4,009,572
Commercial	18,911,155	985,986	5,982,232		25,879,373
	22,516,395	985,986	6,386,564	-	29,888,945
Commercial real estate
Owner occupied	50,092,436	9,978,424	7,778,133	597,890	68,446,883
Non-owner occupied	31,995,969	921,184	7,256,582	-	40,173,735
Multifamily	9,466,971	749,795	-	-	10,216,766
Farmland	1,143,982	194,124	21,091	-	1,359,197
	92,699,358	11,843,527	15,055,806	597,890	120,196,581
Consumer real estate
Home equity lines	17,625,545	522,628	2,501,186	-	20,649,359
Secured by 1-4 family residential
First deed of trust	50,520,053	6,505,072	9,274,674	-	66,299,799
Second deed of trust	6,739,329	168,334	1,427,305	-	8,334,968
	74,884,927	7,196,034	13,203,165	-	95,284,126
Commercial and industrial loans
(except those secured by real estate)	20,083,248	3,542,672	2,669,828	-	26,295,748
Consumer and other	1,669,281	73,457	53,083	-	1,795,821

Total loans	$211,853,209	$23,641,676	$37,368,446	$597,890	$273,461,221

December 31, 2013
Construction and land development
Residential	$2,715,050	$-	$215,854	$-	$2,930,904
Commercial	18,265,157	2,710,599	7,202,880	-	28,178,636
	20,980,207	2,710,599	7,418,734	-	31,109,540
Commercial real estate
Owner occupied	51,810,345	13,214,084	8,559,967	-	73,584,396
Non-owner occupied	31,990,478	3,453,613	8,423,977	-	43,868,068
Multifamily	10,803,958	755,924	-	-	11,559,882
Farmland	1,346,518	-	116,793	-	1,463,311
	95,951,299	17,423,621	17,100,737	-	130,475,657
Consumer real estate
Home equity lines	17,609,666	726,972	2,909,394	-	21,246,032
Secured by 1-4 family residential
First deed of trust	49,842,789	6,646,262	10,383,593	-	66,872,644
Second deed of trust	6,597,382	212,412	1,865,424	-	8,675,218
	74,049,837	7,585,646	15,158,411	-	96,793,894
Commercial and industrial loans
(except those secured by real estate)	19,785,628	1,042,226	5,425,987	-	26,253,841
Consumer and other	1,738,943	130,829	59,998	-	1,929,770

Total loans	$212,505,914	$28,892,921	$45,163,867	$-	$286,562,702

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated:

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
March 31, 2014
Construction and land development
Residential	$-	$-	$-	$-	$4,009,572	$4,009,572	$-
Commercial	73,092	-	-	73,092	25,806,281	25,879,373	-
	73,092	-	-	73,092	29,815,853	29,888,945	-
Commercial real estate
Owner occupied	578,930	-	-	578,930	67,867,953	68,446,883	-
Non-owner occupied	-	-	-	-	40,173,735	40,173,735	-
Multifamily	218,832	-	-	218,832	9,997,934	10,216,766	-
Farmland	-	-	-	-	1,359,197	1,359,197	-
	797,762	-	-	797,762	119,398,819	120,196,581	-
Consumer real estate
Home equity lines	98,364	-	-	98,364	20,550,995	20,649,359	-
Secured by 1-4 family residential
First deed of trust	378,412	104,385	-	482,797	65,817,002	66,299,799	-
Second deed of trust	24,084	-	-	24,084	8,310,884	8,334,968	-
	500,860	104,385	-	605,245	94,678,881	95,284,126	-
Commercial and industrial loans
(except those secured by real estate)	136,832	-	-	136,832	26,158,916	26,295,748	-
Consumer and other	256,210	-	-	256,210	1,539,611	1,795,821	-

Total loans	$1,764,756	$104,385	$-	$1,869,141	$271,592,080	$273,461,221	$-

December 31, 2013
Construction and land development
Residential	$-	$-	$-	$-	$2,930,904	$2,930,904	$-
Commercial	-	116,180	-	116,180	28,062,456	28,178,636	-
	-	116,180	-	116,180	30,993,360	31,109,540	-
Commercial real estate
Owner occupied	199,392	-	-	199,392	73,385,004	73,584,396	-
Non-owner occupied	-	345,704	-	345,704	43,522,364	43,868,068	-
Multifamily	221,474	-	-	221,474	11,338,408	11,559,882	-
Farmland	194,124	-	-	194,124	1,269,187	1,463,311	-
	614,990	345,704	-	960,694	129,514,963	130,475,657	-
Consumer real estate
Home equity lines	98,364	403,115	-	501,479	20,744,553	21,246,032	-
Secured by 1-4 family residential
First deed of trust	554,946	362,348	-	917,294	65,955,350	66,872,644	-
Second deed of trust	-	24,291	-	24,291	8,650,927	8,675,218	-
	653,310	789,754	-	1,443,064	95,350,830	96,793,894	-
Commercial and industrial loans
(except those secured by real estate)	25,035	121,710	59,900	206,645	26,047,196	26,253,841	59,900
Consumer and other	5,331	14,917	-	20,248	1,909,522	1,929,770	-

Total loans	$1,298,666	$1,388,265	$59,900	$2,746,831	$283,815,871	$286,562,702	$59,900

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

	March 31, 2014
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Residential	$135,832	$135,832	$-
Commercial	4,120,614	4,120,614	-
	4,256,446	4,256,446	-
Commercial real estate
Owner occupied	2,321,831	2,371,831
Non-owner occupied	11,367,535	11,467,535	-
Multifamily	2,360,523	2,360,523	-
Farmland	21,091	450,000	-
	16,070,980	16,649,889	-
Consumer real estate
Home equity lines	1,643,669	1,681,303	-
Secured by 1-4 family residential
First deed of trust	7,667,046	7,719,539	-
Second deed of trust	1,347,764	1,491,222	-
	10,658,479	10,892,064	-
Commercial and industrial loans
(except those secured by real estate)	796,620	971,172	-
Consumer and other	31,500	31,500	-
	31,814,025	32,801,071	-

With an allowance recorded
Construction and land development
Commercial	605,953	605,953	40,785
Commercial real estate
Owner occupied	9,723,738	9,877,738	673,346
Non-Owner occupied	1,288,872	1,288,872	363,508
	11,012,610	11,166,610	1,036,854
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,782,466	2,524,921	391,380
Commercial and industrial loans
(except those secured by real estate)	116,237	116,237	11,063
	13,517,266	14,413,721	1,480,082

Total
Construction and land development
Residential	135,832	135,832
Commercial	4,726,567	4,726,567	40,785
	4,862,399	4,862,399	40,785
Commercial real estate
Owner occupied	12,045,569	12,249,569	673,346
Non-owner occupied	12,656,407	12,756,407	363,508
Multifamily	2,360,523	2,360,523
Farmland	21,091	450,000	-
	27,083,590	27,816,499	1,036,854
Consumer real estate
Home equity lines	1,643,669	1,681,303	-
Secured by 1-4 family residential,
First deed of trust	9,449,512	10,244,460	391,380
Second deed of trust	1,347,764	1,491,222	-
	12,440,945	13,416,985	391,380
Commercial and industrial loans
(except those secured by real estate)	912,857	1,087,409	11,063
Consumer and other	31,500	31,500	-
	$45,331,291	$47,214,792	$1,480,082

	December 31, 2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Residential	$215,854	$215,854	$-
Commercial	3,451,651	3,497,236	-
	3,667,505	3,713,090	-
Commercial real estate
Owner occupied	1,919,129	1,969,129
Non-owner occupied	11,769,212	11,927,602	-
Multifamily	2,373,444	2,373,444	-
Farmland	116,793	450,000	-
	16,178,578	16,720,175	-
Consumer real estate
Home equity lines	1,629,863	1,684,527	-
Secured by 1-4 family residential
First deed of trust	8,176,613	8,319,093	-
Second deed of trust	1,125,245	1,248,964	-
	10,931,721	11,252,584	-
Commercial and industrial loans
(except those secured by real estate)	808,885	983,436	-
Consumer and other	34,123	34,123	-
	31,620,812	32,703,408	-

With an allowance recorded
Construction and land development
Commercial	1,752,587	1,752,587	220,164
Commercial real estate
Owner occupied	9,794,555	9,948,555	680,346
Non-Owner occupied	1,296,788	1,296,788	371,286
	11,091,343	11,245,343	1,051,632
Consumer real estate
Secured by 1-4 family residential
First deed of trust	2,184,026	2,870,301	483,644
Second deed of trust	132,435	132,435	32,407
	2,316,461	3,002,736	516,051
Commercial and industrial loans
(except those secured by real estate)	150,537	150,537	42,529
	15,310,928	16,151,203	1,830,376

Total
Construction and land development
Residential	215,854	215,854	-
Commercial	5,204,238	5,249,823	220,164
	5,420,092	5,465,677	220,164
Commercial real estate
Owner occupied	11,713,684	11,917,684	680,346
Non-owner occupied	13,066,000	13,224,390	371,286
Multifamily	2,373,444	2,373,444	-
Farmland	116,793	450,000	-
	27,269,921	27,965,518	1,051,632
Consumer real estate
Home equity lines	1,629,863	1,684,527	-
Secured by 1-4 family residential,
First deed of trust	10,360,639	11,189,394	483,644
Second deed of trust	1,257,680	1,381,399	32,407
	13,248,182	14,255,320	516,051
Commercial and industrial loans
(except those secured by real estate)	959,422	1,133,973	42,529
Consumer and other	34,123	34,123	-
	$46,931,740	$48,854,611	$1,830,376

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for periods indicated:

	For the Three Months Ended March 31,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$171,532	$2,163	$-	$-
Commercial	4,133,561	55,755	7,406,223	60,175
	4,305,093	57,918	7,406,223	60,175
Commercial real estate
Owner occupied	2,327,733	26,667	7,119,781	136,728
Non-owner occupied	11,402,497	133,461	14,579,438	206,192
Multifamily	2,365,837	35,059	3,043,344	51,755
Farmland	21,091	-
	16,117,158	195,187	24,742,563	394,675
Consumer real estate
Home equity lines	1,643,669	13,818	1,801,054	-
Secured by 1-4 family residential
First deed of trust	7,780,210	84,808	12,541,557	128,977
Second deed of trust	1,352,528	14,450	507,002	6,789
	10,776,407	113,076	14,849,613	135,766
Commercial and industrial loans
(except those secured by real estate)	805,927	12,537	897,988	8,944
Consumer and other	32,999	599	68,248	1,092
	32,037,584	379,317	47,964,635	600,652

With an allowance recorded
Construction and land development
Commercial	608,524	7,617	458,065	1,628
Commercial real estate
Owner occupied	9,873,927	146,006	2,400,696	11,935
Non-owner occupied	1,299,315	-	256,067	-
Farmland	-	-	1,049,489	1,100
	11,173,242	146,006	3,706,252	13,035
Consumer real estate
Home equity lines	-	-	269,450	6,792
Secured by 1-4 family residential
First deed of trust	1,833,311	-	835,505	6,076
Second deed of trust	-	-	349,192	6,401
	1,833,311	-	1,454,147	19,269
Commercial and industrial loans
(except those secured by real estate)	116,582	-	64,672	1,290
	13,731,659	153,623	5,683,136	35,222

Total
Construction and land development
Residential	171,532	2,163	-	-
Commercial	4,742,085	63,372	7,864,288	61,803
	4,913,617	65,535	7,864,288	61,803
Commercial real estate
Owner occupied	12,201,660	172,673	9,520,477	148,663
Non-owner occupied	12,701,812	133,461	14,835,505	206,192
Multifamily	2,365,837	35,059	3,043,344	51,755
Farmland	21,091	-	1,049,489	1,100
	27,290,400	341,193	28,448,815	407,710
Consumer real estate
Home equity lines	1,643,669	13,818	2,070,504	6,792
Secured by 1-4 family residential
First deed of trust	9,613,521	84,808	13,377,062	135,053
Second deed of trust	1,352,528	14,450	856,194	13,190
	12,609,718	113,076	16,303,760	155,035
Commercial and industrial loans
(except those secured by real estate)	922,509	12,537	962,660	10,234
Consumer and other	32,999	599	68,248	1,092
	$45,769,243	$532,940	$53,647,771	$635,874

Included in impaired loans are loans classified as troubled debt restructurings (“TDRs”). A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. For loans classified as impaired TDRs, the Company further evaluates the loans as performing or nonperforming. If, at the time of restructure, the loan is not considered nonaccrual, it will be classified as performing. TDRs originally classified as nonperforming are able to be reclassified as performing if, subsequent to restructure, they experience six months of payment performance according to the restructured terms. The following is a summary of performing and nonaccrual TDRs and the related specific valuation allowance by portfolio segment as of the dates indicated.

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
March 31, 2014
Construction and land development
Residential	$135,832	$22,155	$113,677	$-
Commercial	4,498,389	4,228,524	269,865	-
	4,634,221	4,250,679	383,542	-
Commercial real estate
Owner occupied	10,738,307	9,376,227	1,362,080	298,945
Non-owner occupied	9,900,972	9,497,446	403,526	-
Multifamily	2,360,523	2,360,523	-	-
	22,999,802	21,234,196	1,765,606	298,945
Consumer real estate
Home equity lines	159,994	-	159,994	-
Secured by 1-4 family residential
First deeds of trust	6,989,457	3,352,925	3,636,532	267,851
Second deeds of trust	640,709	480,334	160,375	-
	7,790,160	3,833,259	3,956,901	267,851
Commercial and industrial loans
(except those secured by real estate)	252,288	-	252,288	-
Consumer and other	19,578	-	19,578	-
	$35,696,049	$29,318,134	$6,377,915	$566,796

Number of loans	114	60	54	13

December 31, 2013
Construction and land development
Residential	$215,854	$215,854	$-	$-
Commercial	4,921,769	3,393,312	1,528,457	210,748
	5,137,623	3,609,166	1,528,457	210,748
Commercial real estate
Owner occupied	10,377,067	9,009,627	1,367,440	374,401
Non-owner occupied	9,972,530	9,568,161	404,369	136,734
Multifamily	2,373,443	2,373,443	-	-
	22,723,040	20,951,231	1,771,809	511,135
Consumer real estate
Home equity lines	159,994	-	159,994	-
Secured by 1-4 family residential
First deeds of trust	7,295,750	3,230,346	4,065,404	383,036
Second deeds of trust	691,527	324,096	367,431	-
	8,147,271	3,554,442	4,592,829	383,036
Commercial and industrial loans
(except those secured by real estate)	255,603	121,098	134,505	9,416
Consumer and other	21,130	-	21,130	-
	$36,284,667	$28,235,937	$8,048,730	$1,114,335

Number of loans	115	62	53	23

The following table provides information about TDRs identified during the indicated periods:

	Three Months Ended March 31, 2014			Year Ended December 31, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Construction and land development
Residential	-	$-	$-	2	$215,854	$215,854
Commercial	1	45,482	45,482	11	4,035,949	4,035,949
	1	45,482	45,482	13	4,251,803	4,251,803
Commercial real estate
Owner occupied				6	3,095,417	3,095,417
Non-owner occupied	1	411,785	411,785	6	1,753,785	1,753,785
	1	411,785	411,785	12	4,849,202	4,849,202
Consumer real estate
Home equity lines	-	-	-	1	159,994	159,994
Secured by 1-4 family residential
First deed of trust	-	-	-	26	2,818,946	2,818,946
Second deed of trust	-	-	-	6	371,117	371,117
	-	-	-	33	3,350,057	3,350,057

Consumer and other	-	-	-	1	21,130	-
	2	$457,267	$457,267	59	$12,472,192	$12,451,062

The following table summarizes defaults on TDRs identified for three months ended March 31, 2014:

	Number of	Recorded
	Loans	Balance

Commercial real estate
Owner occupied	1	470,072
Non-owner occupied	1	449,793
	2	919,865
Consumer real estate:
Home equity lines		-
Secured by 1-4 family residential
First deed of trust	3	604,545
Second deed of trust	1	17,564
	4	622,109
Commercial and industrial loans
(except those secured by real estate)	1	136,051
Consumer and other	1	19,578

Total	8	$1,697,603

Activity in the allowance for loan losses is as follows for the periods indicated:

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended March 31, 2014
Construction and land development
Residential	$134,000	$5,290	$-	$450	$139,740
Commercial	1,275,000	(421,213)	(21,793)	16,995	848,990
	1,409,000	(415,923)	(21,793)	17,445	988,730
Commercial real estate
Owner occupied	1,200,000	652,654	-	-	1,852,654
Non-owner occupied	669,000	(469,853)	(199,147)	-	0
Multifamily	19,000	(2,000)	-	-	17,000
Farmland	337,000	167,702	(95,702)	-	409,000
	2,225,000	348,503	(294,849)	-	2,278,654
Consumer real estate
Home equity lines	424,000	222,611	(180,611)	-	466,001
Secured by 1-4 family residential
First deed of trust	1,992,000	(65,028)	(185,204)	13,232	1,755,000
Second deed of trust	393,000	12,250	(76,250)	-	329,000
	2,809,000	169,833	(442,065)	13,232	2,550,000
Commercial and industrial loans
(except those secured by real estate)	724,000	45,473	(32,765)	24,292	761,000
Consumer and other	71,664	(47,886)	(4,093)	2,316	22,000

	$7,238,664	$100,000	$(795,565)	$57,285	$6,600,384

Year Ended December 31, 2013
Construction and land development
Residential	$494,742	$(462,542)	$-	$101,800	$134,000
Commercial	4,611,410	(3,481,833)	(278,703)	424,126	1,275,000
	5,106,152	(3,944,375)	(278,703)	525,926	1,409,000
Commercial real estate
Owner occupied	1,358,863	252,484	(453,996)	42,649	1,200,000
Non-owner occupied	816,852	451,603	(619,455)	20,000	669,000
Multifamily	23,434	(4,434)	-	-	19,000
Farmland	-	1,233,000	(896,000)	-	337,000
	2,199,149	1,932,653	(1,969,451)	62,649	2,225,000
Consumer real estate
Home equity lines	658,135	23,284	(266,119)	8,700	424,000
Secured by 1-4 family residential
First deed of trust	1,358,102	2,492,702	(1,953,177)	94,373	1,992,000
Second deed of trust	223,307	498,415	(367,200)	38,478	393,000
	2,239,544	3,014,401	(2,586,496)	141,551	2,809,000
Commercial and industrial loans
(except those secured by real estate)	1,161,654	144,821	(759,726)	177,251	724,000
Consumer and other	101,328	25,500	(64,642)	9,478	71,664

	$10,807,827	$1,173,000	$(5,659,018)	$916,855	$7,238,664

Loans were evaluated for impairment as follows for the periods indicated:

	Loans Evaluated for Impairment
	Individually	Collectively	Total

Three Months Ended March 31, 2014
Construction and land development
Residential	$575,720	$3,433,852	$4,009,572
Commercial	14,405,162	11,474,211	25,879,373

Commercial real estate
Owner occupied	47,533,806	20,913,077	68,446,883
Non-owner occupied	30,935,631	9,238,104	40,173,735
Multifamily	8,459,271	1,757,495	10,216,766
Farmland	775,209	583,988	1,359,197

Consumer real estate
Home equity lines	1,349,700	19,299,659	20,649,359
Secured by 1-4 family residential
First deed of trust	8,390,417	57,909,382	66,299,799
Second deed of trust	526,510	7,808,458	8,334,968

Commercial and industrial loans
(except those secured by real estate)	9,734,673	16,561,075	26,295,748
Consumer and other	-	1,795,821	1,795,821

	$122,686,099	$150,775,122	$273,461,221

Year Ended December 31, 2013
Construction and land development
Residential	$575,720	$2,355,184	$2,930,904
Commercial	15,591,987	12,586,649	28,178,636

Commercial real estate
Owner occupied	53,126,045	20,458,351	73,584,396
Non-owner occupied	34,367,226	9,500,842	43,868,068
Multifamily	9,363,418	2,196,464	11,559,882
Farmland	778,599	684,712	1,463,311

Consumer real estate
Home equity lines	1,381,700	19,864,332	21,246,032
Secured by 1-4 family residential
First deed of trust	8,968,659	57,903,985	66,872,644
Second deed of trust	532,977	8,142,241	8,675,218

Commercial and industrial loans
(except those secured by real estate)	10,844,894	15,408,947	26,253,841
Consumer and other	-	1,929,770	1,929,770

	$135,531,225	$151,031,477	$286,562,702

Note 6 – Deposits

Deposits were as follows at the indicated dates:

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%

Demand accounts	$63,435,899	16.0%	$57,243,718	14.7%
Interest checking accounts	42,630,782	10.8%	43,690,689	11.2%
Money market accounts	67,276,299	17.0%	63,357,096	16.2%
Savings accounts	21,400,635	5.4%	20,229,614	5.2%
Time deposits of $100,000 and over	92,324,704	23.3%	94,245,516	24.1%
Other time deposits	109,148,790	27.5%	111,861,678	28.6%

Total	$396,217,109	100.0%	$390,628,311	100.0%

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2014 was 2.38%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at March 31, 2014 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at March 31, 2014 was 1.633%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the Trust Preferred Capital Notes not considered as Tier 1 capital may be included in Tier 2 capital.

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends. In consideration of our agreements with our regulators, which require regulatory approval to make interest payments on these securities, the Company has deferred an aggregate of $907,615 in interest payments on the junior subordinated debt securities as March 31, 2014. The Company has been deferring interest payments since June 2011. Although we elected to defer payment of interest due, the amount has been accrued and is included in interest expense in the consolidated statement of operations.

Note 8 – Stock incentive plan

The Company has a stock incentive plan which authorizes the issuance of up to 555,000 shares of common stock to assist the Company in recruiting and retaining key personnel.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Three Months Ended March 31,
	2014				2013
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	97,907	$6.15	$3.69		255,630	$9.48	$4.70
Granted	-				-	-	-
Forfeited	(3,750)	12.12	5.02		(1,000)	7.75	5.05
Exercised	-	-	-		-	-	-
Options outstanding, end of period	94,157	$5.92	$3.64	$-	254,630	$9.57	$4.70	$-
Options exercisable, end of period	70,597				249,630

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of March 31, 2014 and 2013 was $91,428 and $2,249, respectively. The time based unamortized compensation of $91,428 is expected to be recognized over a weighted average period of 2.69 years.

Stock-based compensation expense was $9,584 and $241 for the three months ended March 31, 2014 and 2013, respectively.

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

Financial Accounting Standards Board (“FASB”) Codification Topic 820: Fair Value Measurements and Disclosures establishes a hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair values hierarch is as follows:

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

Impaired loans: The fair values of impaired loans are measured for impairment using the fair value of the collateral for collateral-dependent loans on a nonrecurring basis. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than two years old, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal if deemed significant using observable market data. Likewise, values for inventory and account receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

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

Assets measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates:

	Fair Value Measurement
	at March 31, 2014 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Treasuries	$7,411	$-	7,411	$-
US Government Agencies	35,282	-	35,282	-
MBS	2,641	-	2,641	-
Municipals	14,005	-	14,005	-
Residential loans held for sale	9,986	-	9,986	-
			-
Financial Assets - Non-Recurring
Impaired loans	43,860	-	39,473	4,387
Real estate owned	15,688	-	14,901	787

	Fair Value Measurement
	at December 31, 2013 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Treasuries	$7,210	$-	7,210	$-
US Government Agencies	34,350	-	34,350	-
MBS	2,752	-	2,752	-
Municipals	13,435	-	13,435	-
Residential loans held for sale	8,371	-	8,371	-
			-
Financial Assets - Non-Recurring
Impaired loans	45,102	-	42,027	3,075
Real estate owned	16,742	-	15,405	1,337

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at March 31, 2014:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
	(In thousands)

Impaired loans - real estate secured	$3,365	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of
			marketability and age
			of appraisal	6%-30% (10%)

Impaired loans - non-real estate secured	$1,022	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of
			marketability or practical life	0%-50% (20%)

Real estate owned	$787	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of
			marketability and age
			of appraisal	6%-30% (15%)

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

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

		March 31,		December 31,
		2014		2013
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value

Financial assets
Cash	Level 1	$19,566,695	$19,566,695	$15,220,580	$15,220,580
Cash equivalents	Level 2	36,946,987	36,946,987	24,988,512	24,988,512
Investment securities available for sale	Level 2	59,339,067	59,339,067	57,748,040	57,748,040
Federal Home Loan Bank stock	Level 2	1,207,900	1,207,900	1,417,300	1,417,300
Loans held for sale	Level 2	9,986,249	9,986,249	8,371,277	8,371,277
Loans	Level 2	222,207,133	224,604,616	233,075,253	236,581,823
Impaired loans	Level 2	40,125,454	40,125,454	42,678,969	42,678,969
Impaired loans	Level 3	5,215,194	5,215,194	4,252,771	4,252,771
Other real estate owned	Level 2	14,900,940	14,900,940	15,404,691	15,404,691
Other real estate owned	Level 3	787,503	787,503	1,337,173	1,337,173
Bank owned life insurance	Level 3	6,812,428	6,812,428	6,764,505	6,764,505
Accrued interest receivable	Level 2	1,340,386	1,340,386	1,486,163	1,486,163

Financial liabilities
Deposits	Level 2	396,217,109	397,328,991	390,628,311	391,814,284
FHLB borrowings	Level 2	17,000,000	17,162,019	18,000,000	18,211,937
Trust preferred securities	Level 2	8,764,000	7,274,120	8,764,000	7,274,120
Other borrowings	Level 2	2,903,324	2,903,324	2,713,486	3,289,463
Accrued interest payable	Level 2	1,251,836	1,251,836	1,092,520	1,092,520

Note 10 – Capital Resources

On May 1, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 14,738 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $4.00 per share, having a liquidation preference of $1,000 per share (the “preferred stock”) and (ii) a warrant (the “Warrant”) to purchase 499,029 shares of the Company’s common stock at an initial exercise price of $4.43 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $14,738,000 in cash. The fair value of the preferred stock was estimated using discounted cash flow methodology at an assumed market equivalent rate of 13%, with 20 quarterly payments over a five year period, and was determined to be $10,208,000. The fair value of the warrant was estimated using the Black-Scholes option pricing model, with assumptions of 25% volatility, a risk-free rate of 2.03%, a yield of 6.162% and an estimated life of 5 years, and was determined to be $534,000. The aggregate fair value for both the preferred stock and common stock warrants was determined to be $10,742,000 with 95% of the aggregate attributable to the preferred stock and 5% attributable to the common stock warrant. Therefore, the $14,738,000 issuance was allocated with $14,006,000 being assigned to the preferred stock and $732,000 being allocated to the common stock warrant. The difference between the $14,738,000 face value of the preferred stock and the amount allocated of $14,006,000 to the preferred stock is being accreted as a discount on the preferred stock using the effective interest rate method over five years.

The preferred stock qualifies as Tier 1 capital and paid cumulative dividends at a rate of 5% until May 1, 2014, at which time the rate increased to 9%. The preferred stock is generally non-voting, other than on certain matters that could adversely affect the preferred stock.

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

As required by the Federal Reserve Bank of Richmond (the “Reserve Bank”), the Company notified the Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The total arrearage on such preferred stock as of March 31, 2014 is $2,302,812. This amount has been accrued for and is included in other liabilities in the consolidated balance sheet.

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

The Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated:

	Contract	Contract
	Amount	Amount
	2014	2013

Undisbursed credit lines	$36,052,000	$37,474,000
Commitments to extend or originate credit	14,610,000	10,581,000
Standby letters of credit	2,069,000	2,192,000

Total commitments to extend credit	$52,731,000	$50,247,000

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

Consent Order – In February 2012, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (“Consent Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Virginia Bureau of Financial Institutions (collectively, the “Supervisory Authorities”), and the Supervisory Authorities have issued the related Consent Order (the “Order”) effective February 3, 2012. The description of the Consent Agreement and the Order is set forth below:

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

While subject to the Consent Order, we expect that our management and board of directors will continue to focus considerable time and attention on taking corrective actions to comply with the terms. In addition, certain provisions of the Consent Order described above will continue to adversely impact the Company’s businesses and results of operations.

Written Agreement – In June 2012, the Company entered into a written agreement (“Written Agreement”) with the Federal Reserve Bank of Richmond. Pursuant to the terms of the Written Agreement, the Company developed and submitted to the Reserve Bank written plans to maintain sufficient capital and correct any violations of section 23A of the Federal Reserve Act and Regulation W. In addition, the Company submitted a written statement of its planned sources and uses of cash for debt service, operation expenses, and other purposes.

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

Since entering into the Order and the Written Agreement, the Company has taken numerous steps to comply with their terms. As of March 31, 2014, we believe we have complied with all requirements of the Order and the Written Agreement with the exception of the capital requirements in the Order and correction of the Section 23A of the Federal Reserve Act and Regulation W to the Reserve Bank in the Written Agreement.

Note 12 – Income Taxes

The net deferred tax asset is included in other assets on the balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. Management determined that as of March 31, 2014, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance for all of the net deferred tax asset that is dependent on future earnings of the Company of approximately $12,207,000.

Note 13 – Recent accounting pronouncements

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTLTS OF OPERATIONS

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

Although we endeavor to minimize the credit risk inherent in the Company’s loan portfolio, we must necessarily make various assumptions and judgments about the collectability of the loan portfolio based on our experience and evaluation of economic conditions. If such assumptions or judgments prove to be incorrect, the current allowance for loan losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income. In 2013 and continuing in the first quarter of 2014, the provision for loan losses declined substantially from previous years as we resolved nonperforming loans and real estate values have recovered somewhat.

Results of Operations

The following presents management’s discussion and analysis of the financial condition of the Company at March 31, 2014 and December 31, 2013 and the results of operations for the Company for the three months ended March 31, 2014 and 2013. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Income Statement Analysis

Summary

For the three months ended March 31, 2014, the Company had a net loss of $748,946 and a net loss available to common shareholders of $970,658, or $0.18 per fully diluted share, compared to a net loss of $511,034 and a net loss available to common shareholders of $732,362 or $0.17 per fully diluted share, for the same period in 2013. While the results of operations were relatively comparable, as the loss in 2014 was only $238,000 higher than in 2013, the key factors contributing to the loss were significantly different. As indicated in the following table, there were significant decreases in income and expense items in comparing first quarter 2014 results to first quarter 2013 results:

Affect on
Income
Decreases in
Net interest income	$(807,000)
Provision for loan losses	723,000
Gains on loan sales	(1,145,000)
Gains on asset sales	(688,000)
Salaries and benefits	447,000
Expenses related to foreclosed real estate	1,292,000

$(178,000)

The decrease in net interest income reflects the decline in our net loan portfolio of approximately $46,920,000. In 2013 loan portfolio declined primarily due to charge-offs of nonperforming loans as well as an unfavorable lending market, however, the decline in our loan portfolio for the first quarter of 2014 was primarily due to scheduled payments as well as some large payoffs during the quarter. The decreases in the provision for loan losses and the expenses related to foreclosed property are attributable to stabilization of the loan portfolio and an improving real estate market. The gains on loan sales as well as the decline in salaries and benefits (commissions paid to loan officers) are a result of a decline in mortgage production by our mortgage company. Our mortgage company’s profit decreased by $526,000 in the first quarter of 2014 compared to 2013 due to the mortgage company closing $30,793,000 in mortgage loans in the first quarter of 2014 compared to $57,961,000 in the first quarter of 2013. The decline in gains on asset sales relates to the sale of a branch in the first quarter of 2013 that resulted in a gain of $598,000 as well as gains on securities sales of $90,000.

Our cost of deposits declined from 1.12% for the first quarter of 2013 to 0.96% for the first quarter of 2014. This decline in cost of deposits is a result of the repricing of higher cost certificates of deposit during the low interest rate environment that has existed for the last three years as well as an effort to change our deposit mix so that we are not so dependent on higher cost deposits.

Net interest income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest-earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and stockholders’ equity.

Net interest income for the first quarter of $3,283,000 represents a decrease of $807,000 or 20%, compared to the first quarter of 2013 and a decrease of $314,000, or 9%, compared to the fourth quarter of 2013.

Compared to the first quarter of 2013, average interest-earning assets for the first quarter of 2014 decreased by $57,556,000, or 13%. The decrease in average interest-earning assets was due primarily to decreases in average portfolio loans of $62,966,000, average loans held for sale of $4,217,000 and average federal funds sold of $12,836,000, offset by increases in average investment securities of $28,609,000.

Average interest-bearing liabilities for the first quarter of 2014 decreased by $54,515,000, or 13%, compared to the first quarter of 2013. The decrease in interest-bearing liabilities was due to declines in average deposits of $44,204,000 and average borrowings of $10,311,000. The average cost of interest-bearing liabilities decreased to 1.17% for the first quarter of 2014 from 1.23% for the first quarter of 2013. The principal reason for the decrease in liability costs was the maintenance of short-term interest rates at a low level by the Board of Governors of the Federal Reserve System. The continuing low interest rates have allowed us to reduce our cost of funds as certificates of deposit and borrowings mature. See our discussion of interest rate sensitivity below for more information.

The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial services industry to determine how profitably earning assets are funded. Our net interest margin over the last several quarters is provided in the following table:

Net
Interest
Quarter Ended	Margin

March 31, 2013	3.79%
June 30, 2013	3.50%
September 30, 2013	3.69%
December 31, 2013	3.66%
March 31, 2014	3.50%

Although loans have declined significantly over the last twelve months, our net interest margin has remained relatively stable. This indicates that the decline in our net interest income is primarily a result of declining outstanding loan balances rather than margin compression.

The following table illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and related income, expense and corresponding weighted-average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances. We had no tax exempt assets for the periods presented.

Average Balance Sheet

(in thousands)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans, net of deferred costs	$282,657	$3,912	5.61%	$345,623	$4,977	5.84%
Loans held for sale	5,838	59	4.10%	16,201	166	4.16%
Investment securities	58,616	332	2.30%	30,007	188	2.54%
Federal funds and other	32,940	19	0.23%	45,776	25	0.22%
Total interest earning assets	380,051	4,322	4.61%	437,607	5,356	4.96%

Allowance for loan losses	(7,123)			(10,591)
Cash and due from banks	12,916			13,159
Premises and equipment, net	12,686			25,530
Other assets	44,960			37,960
Total assets	$443,490			$503,665

Interest bearing deposits
Interest checking	$41,716	$19	0.18%	$43,329	$35	0.33%
Money market	65,132	60	0.37%	66,293	61	0.37%
Savings	21,106	9	0.17%	20,908	23	0.45%
Certificates	204,278	697	1.38%	245,906	924	1.52%
Total	332,232	785	0.96%	376,436	1,043	1.12%
Borrowings	29,344	254	3.51%	39,655	224	2.29%
Total interest bearing liabilities	361,576	1,039	1.17%	416,091	1,267	1.23%
Noninterest bearing deposits	56,780			55,216
Other liabilities	6,359			7,170
Total liabilities	424,715			478,477
Equity capital	18,775			25,178
Total liabilities and capital	$443,490			$503,655

Net interest income before provision for loan losses		$3,283			$4,089

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.44%			3.73%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.50%			3.79%

Provision for loan losses

The Company recorded a provision for loan losses for the three months ended March 31, 2014 of $100,000 compared to a provision of $823,000 for the same period in 2013. The decline in the provision for loan losses for the first quarter of 2014 was primarily driven by a $46,920,000 decline in net loans outstanding from March 31, 2013 to March 31, 2014 as well as a decline in the impairment on specific nonperforming loans. While we are encouraged by this decline in the provision for loan losses, overall asset quality continues to be a concern as there continues to be uncertainty in the economy and the level of nonperforming assets remains significant.

Noninterest income

Noninterest income decreased from $3,606,000 for the first quarter of 2013 to $1,674,000 for the same period in 2014, a decrease of $1,932,000, or 54%. This decrease in noninterest income was primarily the result of lower gains on loan sales from decreased loan production by our mortgage banking subsidiary of $1,145,000, and gains on the sale of the Robious branch of $598,000 and sales of securities of $90,000 in the first quarter of 2013.

Noninterest expense

Noninterest expense for the three months ended March 31, 2014 was $5,605,000 compared to $7,384,000 for the three months ended March 31, 2013, a decrease of $1,779,000 or 24%. The most significant decreases in noninterest expense occurred in expenses related to foreclosed real estate of $1,292,000 and salaries and benefits of $447,000. The decrease in expenses related to foreclosed real estate is a result of our efforts to foreclose on troubled loans and the disposition of the collateral in 2013 as well as an improving real estate market. The decrease in salaries and benefits is primarily attributable to the decrease in commissions paid to mortgage loan officers from the decreased loan production by our mortgage banking subsidiary.

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

The net deferred tax asset is included in other assets on the balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. Management determined that as of December 31, 2013, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance on its net deferred tax asset that is dependent on future earnings of the Company of approximately $11,940,000. At March 31, 2014, management continues to believe that the objective negative evidence represented by the Company’s continued losses in the first quarter outweighed the more subjective positive evidence and, as a result, recognized an addition to the valuation allowance on its net deferred tax asset of approximately $267,000. The net operating losses available to offset future taxable income amounted to $20,234,000 at March 31, 2014 and expire at the end of 2031.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. Due to the Company’s adjusted capital level we were not subject to franchise tax expense in the first quarter of 2014 and 2013.

Balance Sheet Analysis

Our total assets increased to $450,310,000 at March 31, 2014 from $444,173,000 at December 31, 2013, an increase of $6,137,000, or 1%. During the first quarter of 2014, there were increases in liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) of $17,896,000 and loans held for sale of $1,615,000 offset by decreases in net loans of $12,459,000 and other real estate owned of $1,053,000.

Loans

One of management’s objectives is to maintain the quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies include seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar.

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

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (in thousands):

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
Construction and land development
Residential	$4,010	1.47%	$2,931	1.02%
Commercial	25,879	9.46%	28,179	9.84%
	29,889	10.93%	31,110	10.86%
Commercial real estate
Owner occupied	68,447	25.03%	73,584	25.68%
Non-owner occupied	40,174	14.69%	43,868	15.31%
Multifamily	10,217	3.74%	11,560	4.03%
Farmland	1,359	0.50%	1,463	0.51%
	120,197	43.96%	130,475	45.53%
Consumer real estate
Home equity lines	20,649	7.55%	21,246	7.41%
Seccured by 1-4 family residential
First deed of trust	66,300	24.24%	66,873	23.34%
Second deed of trust	8,335	3.05%	8,675	3.03%
	95,284	34.84%	96,794	33.78%
Commercial and industrial loans
(except those secured by real estate)	26,296	9.62%	26,254	9.16%
Consumer and other	1,795	0.65%	1,930	0.67%

Total loans	273,461	100.0%	286,563	100.0%
Deferred loan cost, net	687		683
Less: allowance for loan losses	(6,600)		(7,239)

	$267,548		$280,007

The decline in our total loan portfolio for the first quarter of 2014 was primarily due to scheduled payments as well as some large payoffs during the quarter.

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

The allowance for loan losses at March 31, 2014 was $6,600,000, compared to $7,239,000 at December 31, 2013. The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at March 31, 2014 and December 31, 2013 was 2.41% and 2.52%, respectively. The decrease in the allowance for loan losses for the first quarter of 2014 was primarily a result of charge-offs recognized during the quarter for which specific provisions for loan losses had been previously provided. We believe the amount of the allowance for loan losses at March 31, 2014 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (in thousands).

	Three Months Ended
	March 31,
	2014	2013

Beginning balance	$7,239	$10,808
Provision for loan losses	100	823
Charge-offs
Construction and land development
Commercial	(22)	(84)
Commercial real estate
Owner occupied	-	(136)
Non-owner occupied	(199)	(256)
Farmland	(96)	-
Consumer real estate
Home equity lines	(181)	(55)
Secured by 1-4 family residential
First deed of trust	(185)	(343)
Second deed of trust	(76)	(215)
Commercial and industrial
(except those secured by real estate)	(33)	(289)
Consumer and other	(4)	(4)
	(796)	(1,382)
Recoveries
Construction and land development
Residential	1	1
Commercial	17	-
Consumer real estate
Secured by 1-4 family residential
First deed of trust	13	8
Second deed of trust	-	3
Commercial and industrial
(except those secured by real estate)	24	56
Consumer and other	2	3
	57	71
Net charge-offs	(739)	(1,311)

Ending balance	$6,600	$10,320

Loans outstanding at end of period(1)	$274,148	$324,787
Ratio of allowance for loan losses as a percent of loans outstanding at end of period	2.41%	3.18%

Average loans outstanding for the period(1)	$282,657	$345,623
Ratio of net charge-offs to average loans outstanding for the period	0.26%	0.38%

(1) Loans are net of unearned income.

The allowance for loan losses as a percentage of net loans decreased from 3.18% at March 31, 2013 to 2.41% at March 31, 2014 primarily as a result of significant charge-offs recognized during the prior year for which specific provisions for loan losses had been previously provided.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands).

	March 31,	December 31,	March 31,
	2014	2013	2013

Nonaccrual loans	$16,022	$18,647	$24,271
Foreclosed properties	15,688	16,742	21,383
Total nonperforming assets	$31,710	$35,389	$45,654

Restructured loans still accruing	$29,318	$28,236	$30,003

Loans past due 90 days and still accruing
(not included in nonaccrual loans above)	$-	$60	$120

Nonperforming assets to loans (1)	11.6%	12.3%	14.1%

Nonperforming assets to total assets	7.0%	8.0%	9.3%

Allowance for loan losses to nonaccrual loans	41.2%	38.8%	42.5%

(1) Loans are net of deferred fees and costs.

The following table presents an analysis of the changes in nonperforming assets for the three months ended March 31, 2014 (dollars in thousands).

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2013	$18,647	$16,742	$35,389
Additions, net	62	175	237
Transfers to OREO	(1,451)	1,451	-
Repayments	(515)	-	(515)
Charge-offs	(721)	(136)	(857)
Sales	-	(2,544)	(2,544)

Balance March 31, 2014	$16,022	$15,688	$31,710

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

Of the total nonaccrual loans of $16,022,000 at March 31, 2014 that were considered impaired, 16 loans totaling $3,044,000 had specific allowances for loan losses totaling $867,000. This compares to $18,647,000 in nonaccrual loans at December 31, 2013 of which 18 loans totaling $4,647,000 had specific allowances for loan losses of $1,189,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $634,000 and $1,143,000 at March 31, 2014 and 2013, respectively.

Deposits

Deposits as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%

Demand accounts	$63,435,899	16.0%	$57,243,718	14.7%
Interest checking accounts	42,630,782	10.8%	43,690,689	11.2%
Money market accounts	67,276,299	17.0%	63,357,096	16.2%
Savings accounts	21,400,635	5.4%	20,229,614	5.2%
Time deposits of $100,000 and over	92,324,704	23.3%	94,245,516	24.1%
Other time deposits	109,148,790	27.5%	111,861,678	28.6%

Total	$396,217,109	100.0%	$390,628,311	100.0%

Total deposits increased by $5,589,000, or 1.4%, from $390,628,000 at December 31, 2013 to $396,217,000 at March 31, 2014, as compared to a decrease of $14,904,000, or 3.4%, during the first three months of 2013. Checking and savings accounts increased by $6,303,000, money market accounts increased by $3,919,000 and time deposits decreased by $1,633,000. The decline in time deposits was a result of repricing maturing time deposits at rates below market for noncore depositors. The cost of our interest bearing deposits declined to 0.96% for the first quarter of 2014 compared to 0.97% for the fourth quarter of 2013 and 1.12% for the first quarter of 2013.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $17,000,000 and $18,000,000 at March 31, 2014 and December 31, 2013, respectively. The FHLB advances are secured by the pledge of residential mortgage loans.

Capital resources

Stockholders’ equity at March 31, 2014 was $18,528,000, compared to $18,244,000 at December 31, 2013. The $739,000 decrease in equity during the first three months of 2014 was primarily due to the net loss available to common shareholders of $732,000.

On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the “TARP” Program). Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 499,030 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Program carried a 5% dividend until May 1, 2014, and now carries a 9% dividend. In November 2013, the Company participated in a successful auction of the preferred stock by the Treasury that resulted in the purchase of the preferred stock by private and institutional investors. The Treasury continues to own the warrants.

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

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the TARP Program preferred stock or trust preferred capital notes without prior regulatory approval. In addition, the Consent Order with the Supervisory Authorities provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction in capital, without regulatory approval. At March 31, 2014, the aggregate amount of all of the Company’s total accrued but deferred dividend payments on the preferred stock was $2,302,812 and interest payments on trust preferred capital notes was $907,615.

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

	March 31,	December 31,
	2014	2013

Tier 1 capital
Total equity capital	$18,528	$18,244
Net unrealized loss on available-for-sale securities	2,547	3,752
Defined benefit postretirement plan	84	86
Qualifying trust preferred securities	1,920	2,240
Disallowed intangible assets	(271)	(295)
Total Tier 1 capital	22,808	24,027

Tier 2 capital
Qualifying trust preferred securities	6,844	6,524
Allowance for loan losses	3,978	4,101
Total Tier 2 capital	10,822	10,625

Total risk-based capital	33,630	34,652

Risk-weighted assets	$315,595	$324,965

Average assets	$443,219	$451,734

Capital ratios

Leverage ratio (Tier 1 capital to average assets)	5.15%	5.32%
Tier 1 capital to risk-weighted assets	7.23%	7.39%
Total capital to risk-weighted assets	10.66%	10.66%
Equity to total assets	4.11%	4.11%

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands).

	March 31,	December 31,
	2014	2013

Tier 1 capital
Total bank equity capital	$28,227	$27,574
Net unrealized loss on available-for-sale securities	2,547	3,752
Defined benefit postretirement plan	84	86
Disallowed intangible assets	(271)	(295)
Total Tier 1 capital	30,587	31,117

Tier 2 capital
Allowance for loan losses	3,951	4,075
Total Tier 2 capital	3,951	4,075

Total risk-based capital	34,538	35,192

Risk-weighted assets	$313,465	$322,853

Average assets	$441,014	$449,606

Capital ratios

Leverage ratio (Tier 1 capital to average assets)	6.94%	6.92%
Tier 1 capital to risk-weighted assets	9.76%	9.64%
Total capital to risk-weighted assets	11.02%	10.90%
Equity to total assets	6.26%	6.19%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank met the ratio requirements to be categorized as a “well capitalized” institution as of March 31, 2014 and December 31, 2013. However, due to the minimum capital ratios required by the Consent Order, the Bank currently is considered adequately capitalized. The Consent Order requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 11%. At March 31, 2014, the Bank’s leverage ratio was 6.94% and the total capital to risk-weighted assets ratio was 11.02%. As required by the Consent Order, the Bank has provided a capital plan to the Supervisory Authorities that demonstrates how the Bank will come into compliance with the required minimum capital ratios set forth in the Consent Order. When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29. In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

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

At March 31, 2014, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $115,853,000, or 26% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $7,119,000 of these securities are pledged against borrowings. Therefore, the related borrowings would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $22 million for which there were no borrowings against the lines at March 31, 2014.

At March 31, 2014, we had commitments to originate $52,731,000 of loans. Fixed commitments to incur capital expenditures were less than $753,000 at March 31, 2014. Certificates of deposit scheduled to mature in the 12-month period ending March 31, 2015 totaled $89,784,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

Critical accounting policies

General

The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities, and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations.

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

Troubled debt restructurings

A loan is accounted for as a TDR if we, for economic or legal reasons, grant a concession to a borrower considered to be experiencing financial difficulties that we would not otherwise consider. A TDR may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate or balance of the loan, a reduction of accrued interest, an extension of the maturity date or renewal of the loan at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions. TDRs can be in either accrual or nonaccrual status. Nonaccrual TDRs are included in nonperforming loans. Accruing troubled debt restructurings are generally excluded from nonperforming loans as it is considered probable that all contractual principal and interest due under the restructured terms will be collected. TDRs generally remain categorized as nonperforming loans and leases until a six-month payment history has been maintained.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income.  Management determined that as of December 31, 2013 and March 31, 2014, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance of $11,940,000 and $12,207,000, respectively, representing all the net deferred tax asset that is dependent on future earnings of the Company at the indicated date.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2014. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A – RISK FACTORS

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

In consideration of our agreements with our regulators, which require regulatory approval to make dividend payments on our preferred stock, the Company notified the Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the preferred stock. The total arrearage on such preferred stock as of March 31, 2014 was $2,302,812. This amount has been accrued for and is included in other liabilities in the consolidated balance sheet.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.
(Registrant)

Date: May 15, 2014	By:	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and
Chief Executive Officer

Date: May 15, 2014	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Comprehensive Equity (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

