Form 10-Q
period 2014-06-30
Village Bank & Trust Financial Corp.
filed 2014-08-01
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

5,338,295 shares of common stock, $4.00 par value, outstanding as of July 21, 2014

Village Bank and Trust Financial Corp.

Form 10-Q

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
June 30, 2014 (Unaudited) and December 31, 2013
(dollar amounts in thousands, except per share amounts)

	June 30,	December 31,
	2014	2013
Assets
Cash and due from banks	$11,094	$15,221
Federal funds sold	46,244	24,988
Total cash and cash equivalents	57,338	40,209
Investment securities available for sale	57,486	57,748
Loans held for sale	12,189	8,371
Loans
Outstanding	263,171	286,563
Allowance for loan losses	(5,681)	(7,239)
Deferred fees and costs	694	683
	258,184	280,007
Other real estate owned, net of valuation allowance	15,670	16,742
Assets held for sale	13,403	13,359
Premises and equipment, net	12,968	12,409
Bank owned life insurance	6,856	6,765
Accrued interest receivable	1,340	1,486
Other assets	6,622	7,077

	$442,056	$444,173

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$63,695	$57,244
Interest bearing	325,582	333,384
Total deposits	389,277	390,628
Federal Home Loan Bank advances	15,000	18,000
Long-term debt - trust preferred securities	8,764	8,764
Other borrowings	1,987	2,713
Accrued interest payable	1,337	1,093
Other liabilities	6,642	4,731
Total liabilities	423,007	425,929

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference, 1,000,000 shares authorized, 14,738 shares issued and outstanding	59	59
Common stock, $4 par value, 10,000,000 shares authorized; 5,338,295 shares issued and outstanding at June 30, 2014 5,338,295 shares issued and outstanding at December 31, 2013	21,353	21,353
Additional paid-in capital	38,078	38,054
Accumulated deficit	(39,417)	(38,066)
Common stock warrant	732	732
Discount on preferred stock	-	(50)
Stock in directors rabbi trust	(878)	(878)
Directors deferred fees obligation	878	878
Accumulated other comprehensive loss	(1,756)	(3,838)
Total stockholders' equity	19,049	18,244

	$442,056	$444,173

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Three and Six Months Ended June 30 2014, and 2013
(dollar amounts in thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income
Loans	$3,795	$4,622	$7,766	$9,765
Investment securities	322	239	654	427
Federal funds sold	25	28	44	53
Total interest income	4,142	4,889	8,464	10,245

Interest expense
Deposits	767	950	1,553	1,993
Borrowed funds	190	219	444	443
Total interest expense	957	1,169	1,997	2,436

Net interest income	3,185	3,720	6,467	7,809
Provision for loan losses	-	-	100	823
Net interest income after provision for loan losses	3,185	3,720	6,367	6,986

Noninterest income
Service charges and fees	601	634	1,084	1,145
Gain on sale of loans	1,352	2,372	2,163	4,328
Gain on sale of assets	3	-	3	598
Gain on sale of investment securities	1	127	1	217
Rental income	250	214	506	427
Other	112	111	236	297
Total noninterest income	2,319	3,458	3,993	7,012

Noninterest expense
Salaries and benefits	2,679	2,973	5,449	5,926
Commissions	347	546	569	1,033
Occupancy	393	513	875	1,070
Equipment	174	179	380	357
Supplies	78	119	166	224
Professional and outside services	642	637	1,281	1,324
Advertising and marketing	56	79	139	142
Expenses related to foreclosed real estate	404	752	687	2,274
Other operating expenses	816	790	1,648	1,570
Total noninterest expense	5,589	6,588	11,194	13,920

Net income (loss) before income tax expense (benefit)	(85)	590	(834)	78
Income tax expense (benefit)	-	-	-	-

Net income (loss)	(85)	590	(834)	78

Preferred stock dividends and amortization of discount	295	221	517	442

Net income (loss) available to common shareholders	$(380)	$369	$(1,351)	$(364)

Earnings (loss) per share, basic	$(0.07)	$0.09	$(0.25)	$(0.09)
Earnings (loss) per share, diluted	$(0.07)	$0.09	$(0.25)	$(0.09)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Changes in Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2014 and 2013
(dollar amounts in thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income (loss)	$(85)	$590	$(834)	$78
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	1,323	(3,726)	3,149	(3,705)
Tax effect	450	(1,267)	1,070	(1,260)
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	873	(2,459)	2,079	(2,445)

Reclassification adjustment
Reclassification adjustment for gains realized in income (loss)	(1)	(127)	(1)	(217)
Tax effect	-	(43)	-	(74)
Reclassification for gains included in net income (loss), net of tax	(1)	(84)	(1)	(143)

Minimum pension adjustment	3	3	6	6
Tax effect	1	1	2	2
Minimum pension adjustment, net of tax	2	2	4	4
Total other comprehensive income (loss)	874	(2,541)	2,082	(2,584)

Total comprehensive income (loss)	$789	$(1,951)	$1,248	$(2,506)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2014 and 2013
(dollar amounts in thousands) (Unaudited)

								Directors
			Additional			Discount on	Stock in	Deferred	Accumulated
	Preferred	Common	Paid-in	Accumulated		Preferred	Directors	Fees	Other
	Stock	Stock	Capital	Deficit	Warrant	Stock	Rabbi Trust	Obligation	loss	Total

Balance, December 31, 2013	$59	$21,353	$38,054	$(38,066)	$732	$(50)	$(878)	$878	$(3,838)	$18,244
Amortization of preferred stock discount	-	-	-	(50)	-	50	-	-		-
Preferred stock dividend	-	-	-	(467)	-	-	-	-	-	(467)
Stock based compensation	-	-	24	-	-	-	-	-		24
Minimum pension adjustment	-		-
(net of income taxes of $2)	-	-	-	-	-	-	-	-	4	4
Net loss	-	-		(834)	-	-		-	-	(834)
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	2,078	2,078

Balance, June 30, 2014	$59	$21,353	$38,078	$(39,417)	$732	$-	$(878)	$878	$(1,756)	$19,049

Balance, December 31, 2012	$59	$17,007	$40,705	$(33,174)	$732	$(199)	$-	$-	$(166)	$24,964
Amortization of preferred stock discount	-			(74)	-	74	-	-	-	-
Preferred stock dividend	-	-		(368)	-	-	-	-	-	(368)
Stock based compensation			1							1
Minimum pension adjustment
(net of income taxes of $2)	-	-	-	-	-	-	-	-	4	4
Net income	-	-	-	78	-	-	-	-	-	78
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	(2,588)	(2,588)

Balance, June 30, 2013	$59	$17,007	$40,706	$(33,538)	$732	$(125)	$-	$-	$(2,750)	$22,091

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2014 and 2013
(dollar amounts in thousands) (Unaudited)

	2014	2013

Cash Flows from Operating Activities
Net income (loss)	$(834)	$78
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	325	656
Deferred income taxes	(308)	(39)
Valuation allowance deferred income taxes	308	-
Provision for loan losses	100	823
Write-down of other real estate owned	369	646
Valuation allowance other real estate owned	(429)	-
Gain on securities sold	(1)	(217)
Gain on loans sold	(2,163)	(4,328)
Gain on sale of premises and equipment	(3)	(598)
Gain (Loss) on sale of other real estate owned	(234)	235
Stock compensation expense	24	-
Proceeds from sale of mortgage loans	79,367	150,970
Origination of mortgage loans for sale	(81,022)	(142,213)
Amortization of premiums and accretion of discounts on securities, net	205	187
Decrease (increase) in interest receivable	146	(120)
Increase in bank owned life insurance	(91)	(96)
Decrease (increase) in other assets	(656)	2,571
Increase in interest payable	244	121
Increase (decrease) in other liabilities	1,444	(966)
Net cash provided by (used in) operating activities	(3,209)	7,710

Cash Flows from Investing Activities
Purchases of available for sale securities	-	(52,134)
Proceeds from the sale or calls of available for sale securities	3,207	15,330
Net decrease in loans	17,426	42,992
Proceeds from sale of other real estate owned	5,663	2,211
Purchases of premises and equipment	(898)	(201)
Proceeds from sale of premises and equipment	17	1,681
Net cash provided by investing activities	25,415	9,879

Cash Flows from Financing Activities
Net decrease in deposits	(1,351)	(17,328)
Net decrease in Federal Home Loan Bank Advances	(3,000)	(5,000)
Net decrease in other borrowings	(726)	(426)
Net cash used in financing activities	(5,077)	(22,754)

Net increase in cash and cash equivalents	17,129	(5,165)
Cash and cash equivalents, beginning of period	40,209	53,131

Cash and cash equivalents, end of period	$57,338	$47,966

Supplemental Disclsoure of Cash Flow Information
Cash payments for interest	$1,496	$2,166

Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$4,297	$4,931
Dividends on preferred stock accrued	$467	$368

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

Note 1 - Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2014 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 - Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and statements of operations for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses and its related provision, and the estimate of the fair value of assets held for sale.

Note 3 - Earnings (loss) per common share

The following table presents the basic and diluted earnings (loss) per common share computation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator
Net income (loss) - basic and diluted	$(85)	$590	$(834)	$78
Preferred stock dividend and accretion	295	221	517	442
Net income (loss) available to common shareholders	$(380)	$369	$(1,351)	$(364)

Denominator
Weighted average shares outstanding - basic	5,338	4,252	5,338	4,252
Dilutive effect of common stock options and restricted stock awards	-	2	-	-

Weighted average shares outstanding - diluted	5,338	4,254	5,338	4,252

Earnings (loss) per share - basic and diluted
Earnings (loss) per share - basic	$(0.07)	$0.09	$(0.25)	$(0.09)
Effect of dilutive common stock options	-	-	-	-

Earnings (loss) per share - diluted	$(0.07)	$0.09	$(0.25)	$(0.09)

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 104,302 and 247,630 shares of common stock were not included in computing diluted earnings per share for the three and six months ended June 30, 2014 and 2013, respectively, because their effects were anti-dilutive. Warrants for 499,029 shares of common stock were not included in computing earnings per share in 2014 and 2013 because their effects were also anti-dilutive.

Note 4 – Investment securities available for sale

At June 30, 2014 and December 31, 2013, all of our securities were classified as available-for-sale. The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands):

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
June 30, 2014
US Tresuries
Five to ten years	$8,000	$7,833	$-	$(255)	$7,578	2.13%
US Government Agencies
One to Five years	4,000	4,174	-	(93)	4,081	0.89%
Five to ten years	31,625	33,407	-	(1,428)	31,979	1.82%
	35,625	37,581	-	(1,521)	36,060	1.71%
Mortgage-backed securities
More than ten years	635	655	2	(2)	655	2.43%
Municipals
Five to ten years	6,155	6,642	-	(331)	6,311	2.85%
More than ten years	5,780	7,312	-	(430)	6,882	3.35%
	11,935	13,954	-	(761)	13,193	3.12%

Total investment securities	$56,195	$60,023	$2	$(2,539)	$57,486	2.10%

December 31, 2013
US Tresuries
Five to ten years	$8,000	$7,825	$-	$(615)	$7,210	2.13%
US Government Agencies
One to Five years	4,000	4,194	-	(166)	4,028	0.89%
Five to ten years	31,625	33,510	-	(3,187)	30,323	1.82%
	35,625	37,704	-	(3,353)	34,351	1.71%
Mortgage-backed securities
More than ten years	2,782	2,792	10	(50)	2,752	2.43%
Municipals
Five to ten years	6,155	6,684	-	(678)	6,006	2.85%
More than ten years	6,780	8,428	-	(999)	7,429	3.34%
Total	12,935	15,112	-	(1,677)	13,435	3.12%

Total investment securities	$59,342	$63,433	$10	$(5,695)	$57,748	2.13%

Investment securities available for sale that have an unrealized loss position at June 30, 2014 and December 31, 2013 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2014
US Treasuries	-	-	7,578	(255)	7,578	(255)
US Government Agencies	$-	$-	$36,060	$(1,521)	$36,060	$(1,521)
Municipals	-	-	13,193	(761)	13,193	(761)
Mortgage-backed securities	525	(2)	-	-	525	(2)

Total	$525	$(2)	$56,831	$(2,537)	$57,356	$(2,539)

December 31, 2013
US Treasuries	$7,210	$(615)	$-	$-	$7,210	$(615)
US Government Agencies	$34,350	$(3,353)	$-	$-	$34,350	$(3,353)
Municipals	10,864	(1,471)	2,571	(206)	13,435	(1,677)
Mortgage-backed securities	1,861	(50)	-	-	1,861	(50)

Total	$54,285	$(5,489)	$2,571	$(206)	$56,856	$(5,695)

Management does not believe that any individual unrealized loss as of June 30, 2014 and December 31, 2013 is other than a temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. As of June 30, 2014, management does not have the intent to sell any of the securities classified as available for sale and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Approximately $22 million of these securities are pledged against current and potential fundings.

Note 5 – Loans and allowance for loan losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
Construction and land development
Residential	$5,669	2.15%	$2,931	1.02%
Commercial	25,352	9.64%	28,179	9.84%
	31,021	11.79%	31,110	10.86%
Commercial real estate
Owner occupied	59,974	22.78%	73,584	25.68%
Non-owner occupied	41,578	15.80%	43,868	15.31%
Multifamily	10,140	3.85%	11,560	4.03%
Farmland	1,353	0.51%	1,463	0.51%
	113,045	42.94%	130,475	45.53%
Consumer real estate
Home equity lines	20,832	7.92%	21,246	7.41%
Secured by 1-4 family residential,
First deed of trust	65,377	24.84%	66,873	23.34%
Second deed of trust	7,937	3.02%	8,675	3.03%
	94,146	35.78%	96,794	33.78%
Commercial and industrial loans
(except those secured by real estate)	23,304	8.86%	26,254	9.16%
Consumer and other	1,655	0.63%	1,930	0.67%

Total loans	263,171	100.0%	286,563	100.0%
Deferred loan cost, net	694		683
Less: allowance for loan losses	(5,681)		(7,239)

	$258,184		$280,007

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. 1-4 assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and,

•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.
•	Loans rated 6 or 7 are considered “Classified” loans for regulatory classification purposes.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
June 30, 2014
Construction and land development
Residential	$5,125	$269	$275	$-	$5,669
Commercial	18,970	1,824	4,558		25,352
	24,095	2,093	4,833	-	31,021
Commercial real estate
Owner occupied	46,947	6,620	6,407	-	59,974
Non-owner occupied	34,585	1,462	5,531	-	41,578
Multifamily	9,398	742		-	10,140
Farmland	1,332		21	-	1,353
	92,262	8,824	11,959	-	113,045
Consumer real estate
Home equity lines	18,240	467	2,125	-	20,832
Secured by 1-4 family residential
First deed of trust	51,901	6,219	7,257	-	65,377
Second deed of trust	6,445	121	1,371	-	7,937
	76,586	6,807	10,753	-	94,146
Commercial and industrial loans
(except those secured by real estate)	17,550	3,188	2,566	-	23,304
Consumer and other	1,547	80	28	-	1,655

Total loans	$212,040	$20,992	$30,139	$-	$263,171

December 31, 2013
Construction and land development
Residential	$2,715	$-	$216	$-	$2,931
Commercial	18,265	2,711	7,203	-	28,179
	20,980	2,711	7,419	-	31,110
Commercial real estate
Owner occupied	51,810	13,214	8,560	-	73,584
Non-owner occupied	31,990	3,454	8,424	-	43,868
Multifamily	10,804	756	-	-	11,560
Farmland	1,346	-	117	-	1,463
	95,950	17,424	17,101	-	130,475
Consumer real estate
Home equity lines	17,610	727	2,909	-	21,246
Secured by 1-4 family residential
First deed of trust	49,843	6,646	10,384	-	66,873
Second deed of trust	6,598	212	1,865	-	8,675
	74,051	7,585	15,158	-	96,794
Commercial and industrial loans
(except those secured by real estate)	22,786	1,042	2,426	-	26,254
Consumer and other	1,739	131	60	-	1,930

Total loans	$215,506	$28,893	$42,164	$-	$286,563

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
June 30, 2014
Construction and land development
Residential	$-	$-	$-	$-	$5,669	$5,669	$-
Commercial	179	-	-	179	25,173	25,352	-
	179	-	-	179	30,842	31,021	-
Commercial real estate
Owner occupied	-	-	-	-	59,974	59,974	-
Non-owner occupied	-	-	-	-	41,578	41,578	-
Multifamily	-	-	-	-	10,140	10,140	-
Farmland	-	-	-	-	1,353	1,353	-
	-	-	-	-	113,045	113,045	-
Consumer real estate
Home equity lines	98	50	-	148	20,684	20,832	-
Secured by 1-4 family residential
First deed of trust	-	281	-	281	65,096	65,377	-
Second deed of trust	-	-	-	-	7,937	7,937	-
	98	331	-	429	93,717	94,146	-
Commercial and industrial loans
(except those secured by real estate)	29	-	-	29	23,275	23,304	-
Consumer and other	19	-	-	19	1,636	1,655	-

Total loans	$325	$331	$-	$656	$262,515	$263,171	$-

December 31, 2013
Construction and land development
Residential	$-	$-	$-	$-	$2,931	$2,931	$-
Commercial	-	116	-	116	28,063	28,179	-
	-	116	-	116	30,994	31,110	-
Commercial real estate
Owner occupied	199	-	-	199	73,385	73,584	-
Non-owner occupied	-	346	-	346	43,522	43,868	-
Multifamily	221	-	-	221	11,339	11,560	-
Farmland	194	-	-	194	1,269	1,463	-
	614	346	-	960	129,515	130,475	-
Consumer real estate
Home equity lines	98	403	-	501	20,745	21,246	-
Secured by 1-4 family residential
First deed of trust	555	362	-	917	65,956	66,873	-
Second deed of trust	-	24	-	24	8,651	8,675	-
	653	789	-	1,442	95,352	96,794	-
Commercial and industrial loans
(except those secured by real estate)	25	122	60	207	26,047	26,254	60
Consumer and other	6	15	-	21	1,909	1,930	-

Total loans	$1,298	$1,388	$60	$2,746	$283,817	$286,563	$60

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Impaired loans are set forth in the following table as of the dates indicated (in thousands):

	June 30, 2014
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Residential	$275	$275	$-
Commercial	3,811	3,811	-
	4,086	4,086	-
Commercial real estate
Owner occupied	2,320	2,320
Non-owner occupied	8,884	8,884	-
Multifamily	2,348	2,348	-
Farmland	21	450	-
	13,573	14,002	-
Consumer real estate
Home equity lines	1,022	1,230	-
Secured by 1-4 family residential
First deed of trust	7,225	7,303	-
Second deed of trust	1,086	1,197	-
	9,333	9,730	-
Commercial and industrial loans
(except those secured by real estate)	750	855	-
Consumer and other	18	18	-
	27,760	28,691	-

With an allowance recorded
Construction and land development
Commercial	601	601	26
Commercial real estate
Owner occupied	4,084	4,099	226
Non-Owner occupied	1,288	1,288	336
	5,372	5,387	562
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,881	2,623	363
Second deed of trust	107	107	41
	1,988	2,730	404
Commercial and industrial loans
(except those secured by real estate)	115	115	11
	8,076	8,833	1,003

Total
Construction and land development
Residential	275	275
Commercial	4,412	4,412	26
	4,687	4,687	26
Commercial real estate
Owner occupied	6,404	6,419	226
Non-owner occupied	10,172	10,172	336
Multifamily	2,348	2,348	-
Farmland	21	450	-
	18,945	19,389	562
Consumer real estate
Home equity lines	1,022	1,230	-
Secured by 1-4 family residential,
First deed of trust	9,106	9,926	363
Second deed of trust	1,193	1,304	41
	11,321	12,460	404
Commercial and industrial loans
(except those secured by real estate)	865	970	11
Consumer and other	18	18	-
	$35,836	$37,524	$1,003

	December 31, 2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Residential	$216	$216	$-
Commercial	3,452	3,497	-
	3,668	3,713	-
Commercial real estate
Owner occupied	1,919	1,969
Non-owner occupied	11,769	11,928	-
Multifamily	2,373	2,373	-
Farmland	117	450	-
	16,178	16,720	-
Consumer real estate
Home equity lines	1,630	1,685	-
Secured by 1-4 family residential
First deed of trust	8,177	8,319	-
Second deed of trust	1,125	1,249	-
	10,932	11,253	-
Commercial and industrial loans
(except those secured by real estate)	809	983	-
Consumer and other	34	34	-
	31,621	32,703	-

With an allowance recorded
Construction and land development
Commercial	1,753	1,753	220
Commercial real estate
Owner occupied	9,794	9,948	680
Non-Owner occupied	1,297	1,297	371
	11,091	11,245	1,051
Consumer real estate
Secured by 1-4 family residential
First deed of trust	2,184	2,870	484
Second deed of trust	132	132	32
	2,316	3,002	516
Commercial and industrial loans
(except those secured by real estate)	151	151	43
	15,311	16,151	1,830

Total
Construction and land development
Residential	216	216	-
Commercial	5,205	5,250	220
	5,421	5,466	220
Commercial real estate
Owner occupied	11,713	11,917	680
Non-owner occupied	13,066	13,225	371
Multifamily	2,373	2,373	-
Farmland	117	450	-
	27,269	27,965	1,051
Consumer real estate
Home equity lines	1,630	1,685	-
Secured by 1-4 family residential,
First deed of trust	10,361	11,189	484
Second deed of trust	1,257	1,381	32
	13,248	14,255	516
Commercial and industrial loans
(except those secured by real estate)	960	1,134	43
Consumer and other	34	34	-
	$46,932	$48,854	$1,830

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months		For the Six Months
	Ended June 30, 2014		Ended June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$182	$-	284	2
Commercial	3,951	42	3,960	98
	4,133	42	4,244	100
Commercial real estate
Owner occupied	2,970	38	2,345	65
Non-owner occupied	9,957	82	8,949	215
Multifamily	2,352	36	2,359	71
Farmland	21	-	21	-
	15,300	156	13,674	351
Consumer real estate
Home equity lines	1,398	2	1,026	16
Secured by 1-4 family residential
First deed of trust	7,990	108	7,649	193
Second deed of trust	1,224	19	1,090	33
	10,612	129	9,765	242
Commercial and industrial loans
(except those secured by real estate)	821	10	758	23
Consumer and other	26	1	20	1
	$30,892	$338	$28,461	$717

With an allowance recorded
Construction and land development
Commercial	602	7	606	15
Commercial real estate
Owner occupied	4,459	-	1,298	92
Non-Owner occupied	1,288	-	4,108	-
	5,747	-	5,406	92
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,848	2	1,951	2
Second deed of trust	107	3	108	3
	1,955	5	2,059	5
Commercial and industrial loans
(except those secured by real estate)	115	-	116	-
	8,419	12	$8,187	$112

Total
Construction and land development
Residential	182	-	284	2
Commercial	4,553	49	4,566	113
	4,735	49	4,850	115
Commercial real estate
Owner occupied	7,429	38	3,643	65
Non-owner occupied	11,245	82	13,057	307
Multifamily	2,352	36	2,359	71
Farmland	21	-	21	-
	21,047	156	19,080	443
Consumer real estate
Home equity lines	1,398	2	1,026	16
Secured by 1-4 family residential,
First deed of trust	9,838	110	9,600	195
Second deed of trust	1,331	22	1,198	36
	12,567	134	11,824	247
Commercial and industrial loans
(except those secured by real estate)	936	10	874	23
Consumer and other	26	1	20	1
	$39,311	$350	$36,648	$829

	For the Three Months		For the Six Months
	Ended June 30, 2013		Ended June 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Commercial	$5,505	$46	$5,859	$106
	5,505	46	5,859	106
Commercial real estate
Owner occupied	1,639		1,896	49
Non-owner occupied	14,749	207	14,837	414
Multifamily	778		775	39
Farmland	-		-
	17,166	207	17,508	502
Consumer real estate
Home equity lines	1,632	23	1,257	23
Secured by 1-4 family residential
First deed of trust	10,627	114	10,419	262
Second deed of trust	962	24	1,034	30
	13,221	161	12,710	315
Commercial and industrial loans
(except those secured by real estate)	692	6	664	15
Consumer and other	247	4	523	5
	$36,831	$424	$37,264	$943

With an allowance recorded
Construction and land development
Commercial	2,023	50	3,277	52
Commercial real estate
Owner occupied	7,316	156	8,023	256
Non-Owner occupied	1,783	59	2,260	60
Farmland	694	-	1,044	1
	9,793	215	11,327	317
Consumer real estate
Home equity lines	269	-	269	7
Secured by 1-4 family residential
First deed of trust	1,483	8	1,482	14
Second deed of trust	44	4	136	4
	1,796	12	1,887	25
Commercial and industrial loans
(except those secured by real estate)	98	3	159	4
	13,710	280	$16,650	$398

Total
Construction and land development
Commercial	7,528	96	9,136	158
	7,528	96	9,136	158
Commercial real estate
Owner occupied	8,955	-	9,919	49
Non-owner occupied	16,532	363	17,097	670
Multifamily	778	59	775	99
Farmland	694	-	1,044	1
	26,959	422	28,835	819
Consumer real estate
Home equity lines	1,901	23	1,526	30
Secured by 1-4 family residential,
First deed of trust	12,110	122	11,901	276
Second deed of trust	1,006	28	1,170	34
	15,017	173	14,597	340
Commercial and industrial loans
(except those secured by real estate)	790	9	823	19
Consumer and other	247	4	523	5
	$50,541	$704	$53,914	$1,341

Included in impaired loans are loans classified as troubled debt restructurings (“TDRs”). A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. For loans classified as impaired TDRs, the Company further evaluates the loans as performing or nonperforming. If, at the time of restructure, the loan is not considered nonaccrual, it will be classified as performing. TDRs originally classified as nonperforming are able to be reclassified as performing if, subsequent to restructure, they experience six months of payment performance according to the restructured terms. The following is a summary of performing and nonaccrual TDRs and the related specific valuation allowance by portfolio segment as of the dates indicated (dollars in thousands):

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
June 30, 2014
Construction and land development
Residential	$145	$-	$145	$-
Commercial	4,263	4,106	157	-
	4,408	4,106	302	-
Commercial real estate
Owner occupied	6,404	5,806	598	-
Non-owner occupied	9,100	8,699	401	-
Multifamily	2,348	2,348	-	-
	17,852	16,853	999	-
Consumer real estate
Home equity lines	160	-	160	-
Secured by 1-4 family residential
First deeds of trust	7,022	4,155	2,867	247
Second deeds of trust	635	572	63	-
	7,817	4,727	3,090	247
Commercial and industrial loans
(except those secured by real estate)	251	-	251	-
Consumer and other	18	-	18	-
	$30,346	$25,686	$4,660	$247

Number of loans	110	64	46	13

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2013
Construction and land development
Residential	$216	$216	$-	$-
Commercial	4,922	3,393	1,528	211
	5,138	3,609	1,528	211
Commercial real estate
Owner occupied	10,377	9,010	1,367	374
Non-owner occupied	9,973	9,568	404	137
Multifamily	2,373	2,373	-	-
	22,723	20,951	1,771	511
Consumer real estate
Home equity lines	160	-	160	-
Secured by 1-4 family residential
First deeds of trust	7,296	3,230	4,066	383
Second deeds of trust	691	324	367	-
	8,147	3,554	4,593	383
Commercial and industrial loans
(except those secured by real estate)	256	121	135	9
Consumer and other	21	-	21	-
	$36,285	$28,235	$8,048	$1,114

Number of loans	115	62	53	23

The following table provides information about TDRs identified during the indicated periods (dollars in thousands):

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Construction and land development Commercial	1	45	45	6	3,025	3,025
	1	45	45	6	3,025	3,025
Commercial real estate
Owner occupied	1	344	344	4	274	274
Non-owner occupied	1	412	412	-	-	-
	2	756	756	4	274	274
Consumer real estate
Home equity lines	-	-	-	-	-	-
Secured by 1-4 family residential
First deed of trust	2	182	182	4	435	435
Second deed of trust	-	-	-	-	-	-
	2	182	182	4	435	435

Consumer and other	-	-	-	1	383	383
	5	$983	$983	15	$4,117	$4,117

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Construction and land development Commercial	-	$-	$-	5	$2,821	$2,821
	-	-	-	5	2,821	2,821
Commercial real estate
Owner occupied	1	344	344	-	-	-
	1	344	344	-	-	-
Consumer real estate
Secured by 1-4 family residential
First deed of trust	2	182	182	-	-	-
	2	182	182	-	-	-
Commercial and industrial
(except those secured by real estate)	-	-	-	1	383	383
	3	$526	$526	6	$3,204	$3,204

The following table summarizes defaults on TDRs identified for the three and six months ended June 30, 2014 (dollars in thousands):

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number of	Recorded	Number of	Recorded
	Loans	Balance	Loans	Balance

Cosntruction and land development
Residential	2	$145	2	$145
Commercial	4	140	4	140
	6	285	6	285
Commercial real estate
Owner occupied			1	344
	-	-	1	344
Consumer real estate:
Home equity lines			1	160
Secured by 1-4 family residential
First deed of trust	3	368	10	1,058
Second deed of trust	1	318	1	318
	4	686	12	1,536
Commercial and industrial loans
(except those secured by real estate)	-	-	2	251

Total	10	$971	21	$2,416

Activity in the allowance for loan losses is as follows for the periods indicated (dollars in thousands):

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2014
Construction and land development
Residential	$140	$-	$-	$1	$141
Commercial	849	-	(79)	-	770
	989	-	(79)	1	911
Commercial real estate
Owner occupied	1,852	-	(607)	-	1,245
Non-owner occupied	-	-	(38)	23	(15)
Multifamily	17	-	-	-	17
Farmland	409	-	-	-	409
	2,278	-	(645)	23	1,656
Consumer real estate
Home equity lines	466	-	(243)	2	225
Secured by 1-4 family residential
First deed of trust	1,755	-	(53)	42	1,744
Second deed of trust	329	-	1	110	440
	2,550	-	(295)	154	2,409
Commercial and industrial loans
(except those secured by real estate)	761	-	(136)	53	678
Consumer and other	22	-	(2)	7	27

	$6,600	$-	$(1,157)	$238	$5,681

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2013
Construction and land development
Residential	$495	$-	$-	$101	$596
Commercial	4,542	-	(11)	246	4,777
	5,037	-	(11)	347	5,373
Commercial real estate
Owner occupied	1,222	-	(138)	43	1,127
Non-owner occupied	561	-	(254)	-	307
Multifamily	23	-	-	-	23
Farmland	808	-	-	-	808
	2,614	-	(392)	43	2,265
Consumer real estate
Home equity lines	604	-	(190)	-	414
Secured by 1-4 family residential
First deed of trust	1,023	-	(532)	13	504
Second deed of trust	12	-	-	2	14
	1,639	-	(722)	15	932
Commercial and industrial loans
(except those secured by real estate)	929	-	(62)	80	947
Consumer and other	101	-	(10)	2	93

	$10,320	$-	$(1,197)	$487	$9,610

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Six Months Ended June 30, 2014
Construction and land development
Residential	$135	$5	$-	$1	$141
Commercial	1,274	(421)	(100)	17	770
	1,409	(416)	(100)	18	911
Commercial real estate
Owner occupied	1,200	653	(608)	-	1,245
Non-owner occupied	670	(470)	(238)	23	(15)
Multifamily	19	(2)	-	-	17
Farmland	337	168	(96)	-	409
	2,226	349	(942)	23	1,656
Consumer real estate
Home equity lines	424	223	(424)	2	225
Secured by 1-4 family residential
First deed of trust	1,992	(65)	(238)	55	1,744
Second deed of trust	394	12	(76)	110	440
	2,810	170	(738)	167	2,409
Commercial and industrial loans
(except those secured by real estate)	724	45	(168)	77	678
Consumer and other	70	(48)	(5)	10	27

	$7,239	$100	$(1,953)	$295	$5,681

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Six Months Ended June 30, 2013
Construction and land development
Residential	$495	$-	$-	$101	$596
Commercial	4,611	15	(95)	246	4,777
	5,106	15	(95)	347	5,373
Commercial real estate
Owner occupied	1,359	-	(275)	43	1,127
Non-owner occupied	817	-	(510)	-	307
Multifamily	23	-	-	-	23
Farmland	-	808	-	-	808
	2,199	808	(785)	43	2,265
Consumer real estate
Home equity lines	658	-	(244)	-	414
Secured by 1-4 family residential
First deed of trust	1,358	-	(875)	21	504
Second deed of trust	224	-	(215)	5	14
	2,240	-	(1,334)	26	932
Commercial and industrial loans
(except those secured by real estate)	1,162	-	(351)	136	947
Consumer and other	101	-	(14)	6	93

	$10,808	$823	$(2,579)	$558	$9,610

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Year Ended December 31, 2013
Construction and land development
Residential	$495	$(462)	$-	$102	$135
Commercial	4,611	(3,482)	(279)	424	1,274
	5,106	(3,944)	(279)	526	1,409
Commercial real estate
Owner occupied	1,359	252	(454)	43	1,200
Non-owner occupied	817	452	(619)	20	670
Multifamily	23	(4)	-	-	19
Farmland	-	1,233	(896)	-	337
	2,199	1,933	(1,969)	63	2,226
Consumer real estate
Home equity lines	658	23	(266)	9	424
Secured by 1-4 family residential
First deed of trust	1,358	2,493	(1,953)	94	1,992
Second deed of trust	224	498	(367)	39	394
	2,240	3,014	(2,586)	142	2,810
Commercial and industrial loans
(except those secured by real estate)	1,162	145	(760)	177	724
Consumer and other	101	25	(65)	9	70

	$10,808	$1,173	$(5,659)	$917	$7,239

Loans were evaluated for impairment as follows for the periods indicated (dollars in thousands):

	Loans Evaluated for Impairment
	Individually	Collectively	Total

Six Months Ended June 30, 2014
Construction and land development
Residential	$1,254	$4,415	$5,669
Commercial	14,604	10,748	25,352

Commercial real estate
Owner occupied	40,210	19,764	59,974
Non-owner occupied	30,952	10,626	41,578
Multifamily	8,382	1,758	10,140
Farmland	771	582	1,353

Consumer real estate
Home equity lines	2,063	18,769	20,832
Secured by 1-4 family residential
First deed of trust	8,335	57,042	65,377
Second deed of trust	520	7,417	7,937

Commercial and industrial loans
(except those secured by real estate)	8,133	15,171	23,304
Consumer and other	-	1,655	1,655

	$115,224	$147,947	$263,171

Year Ended December 31, 2013
Construction and land development
Residential	$576	$2,355	$2,931
Commercial	15,592	12,587	28,179

Commercial real estate
Owner occupied	53,126	20,458	73,584
Non-owner occupied	34,367	9,501	43,868
Multifamily	9,363	2,197	11,560
Farmland	778	685	1,463

Consumer real estate
Home equity lines	1,382	19,864	21,246
Secured by 1-4 family residential
First deed of trust	8,969	57,904	66,873
Second deed of trust	533	8,142	8,675

Commercial and industrial loans
(except those secured by real estate)	10,845	15,409	26,254
Consumer and other	-	1,930	1,930

	$135,531	$151,032	$286,563

Note 6 – Deposits

Deposits as of June 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	%	Amount	%

Demand accounts	$63,695	16.4%	$57,244	14.7%
Interest checking accounts	44,011	11.3%	43,691	11.2%
Money market accounts	66,464	17.1%	63,357	16.2%
Savings accounts	19,973	5.1%	20,229	5.2%
Time deposits of $100,000 and over	89,217	22.9%	94,245	24.1%
Other time deposits	105,917	27.2%	111,862	28.6%

Total	$389,277	100.0%	$390,628	100.0%

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at June 30, 2014 was 2.38%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at June 30, 2014 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at June 30, 2014 was 1.63%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the Trust Preferred Capital Notes not considered as Tier 1 capital may be included in Tier 2 capital.

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends. In consideration of our agreements with our regulators, which require regulatory approval to make interest payments on these securities, the Company has deferred an aggregate of $958,661 in interest payments on the junior subordinated debt securities as of June 30, 2014. The Company has been deferring interest payments since June 2011. Although we elected to defer payment of the interest due, the amount has been accrued and is included in interest expense in the consolidated statement of operations.

Note 8 – Stock incentive plan

The Company has a stock incentive plan which authorizes the issuance of up to 780,000 shares of common stock to assist the Company in recruiting and retaining key personnel.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Six Months Ended June 30,
	2014				2013
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	98,907	$6.19	$3.70		255,630	$9.48	$4.70
Granted	14,145	1.58	0.97		-	-	-
Forfeited	(3,750)	12.12	5.02		(3,000)	7.70	4.99
Exercised	-	-	-		-	-	-
Options outstanding, end of period	109,302	$5.39	$3.30	$-	252,630	$9.57	$4.70	$-
Options exercisable, end of period	74,347				247,630

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of June 30, 2014 and 2013 was $162,661 and $2,007, respectively. The time based unamortized compensation of $162,661 is expected to be recognized over a weighted average period of 2.43 years.

Stock-based compensation expense was $24,058 and $483 for the six months ended June 30, 2014 and 2013, respectively.

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

Level 3 Inputs — Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates:

	Fair Value Measurement
	at June 30, 2014 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Treasuries	$7,578	$-	7,578	$-
US Government Agencies	36,060	-	36,060	-
Mortgage-backed securities	655	-	655	-
Municipals	13,193	-	13,193	-
Residential loans held for sale	12,189	-	12,189	-
			-
Financial Assets - Non-Recurring
Impaired loans	35,836	-	32,729	3,107
Real estate owned	15,670	-	14,978	692

	Fair Value Measurement
	at December 31, 2013 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Treasuries	$7,210	$-	7,210	$-
US Government Agencies	34,351	-	34,351	-
Mortgage-backed securities	2,752	-	2,752	-
Municipals	13,435	-	13,435	-
Residential loans held for sale	8,371	-	8,371	-
			-
Financial Assets - Non-Recurring
Impaired loans	46,932	-	42,679	4,253
Real estate owned	16,742	-	15,405	1,337

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at June 30, 2014:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
	(dollars in thousands)

Impaired loans - real estate secured	$2,146	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of
			marketability and age
			of appraisal	6%-30% (10%)
Impaired loans - non-real estate secured	$960	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of
			marketability or practical life	0%-50% (20%)
Real estate owned	$692	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of
			marketability and age
			of appraisal	6%-30% (15%)

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

Village Bank
Fair Value - Financial Instruments Summary
June 30, 2014

		June 30,		December 31,
		2014		2013
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$11,094	$11,094	$15,221	$15,221
Cash equivalents	Level 2	46,244	46,244	24,988	24,988
Investment securities available for sale	Level 1	-	-	-	-
Investment securities available for sale	Level 2	57,486	57,486	57,748	57,748
Federal Home Loan Bank stock	Level 2	1,073	1,073	1,417	1,417
Loans held for sale	Level 2	12,968	12,968	8,371	8,371
Loans	Level 2	227,335	228,640	233,075	236,582
Impaired loans	Level 2	32,729	32,729	42,679	42,679
Impaired loans	Level 3	3,107	3,107	4,253	4,253
Other real estate owned	Level 2	14,978	14,978	15,405	15,405
Other real estate owned	Level 3	692	692	1,337	1,337
Bank owned life insurance	Level 3	6,856	6,856	6,764	6,765
Accrued interest receivable	Level 2	1,340	1,340	1,486	1,486

Financial liabilities
Deposits	Level 2	389,277	390,975	390,628	391,814
FHLB borrowings	Level 2	15,000	15,123	18,000	18,212
Trust preferred securities	Level 2	8,764	7,274	8,764	7,274
Other borrowings	Level 2	1,987	1,988	2,713	3,289
Accrued interest payable	Level 2	1,337	1,337	1,093	1,093

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

As required by the Federal Reserve Bank of Richmond (the “Reserve Bank”), the Company notified the U.S. Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The total arrearage on such preferred stock as of June 30, 2014 was $2,585,291. This amount has been accrued for and is included in other liabilities in the consolidated balance sheet.

In November 2013, the Company participated in a successful auction of the Company’s preferred stock securities by the Treasury that resulted in the purchase of the securities by private and institutional investors.

On December 4, 2013, the Company issued 1,086,500 new shares of common stock through a private placement to directors and executive officers. The sale raised $1,684,075 in new capital for the Company. The $1.55 sale price for the common shares was equal to the stock’s book value at September 30, 2013, which represented a 30% premium over the closing price of the stock on December 3, 2013.

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

The Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2014	2013

Undisbursed credit lines	$32,407	$37,474
Commitments to extend or originate credit	18,494	10,581
Standby letters of credit	2,073	2,192

Total commitments to extend credit	$52,974	$50,247

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

Consent Order – In February 2012, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (“Consent Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Virginia Bureau of Financial Institutions (collectively the “Supervisory Authorities”), and the Supervisory Authorities have issued the related Consent Order (the “Order”) effective February 3, 2012. The description of the Consent Agreement and the Order is set forth below:

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

Since entering into the Order and the Written Agreement, the Company has taken numerous steps to comply with their terms. As of June 30, 2014, we believe we have complied with all requirements of the Order and the Written Agreement with the exception of the capital requirements in the Order and correction of the Section 23A of the Federal Reserve Act and Regulation W to the Reserve Bank in the Written Agreement.

Note 12 – Income Taxes

The net deferred tax asset is included in other assets on the balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. Management determined that as of June 30, 2014, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance for the entire net deferred tax asset that is dependent on future earnings of the Company of approximately $12,248,000.

Note 13 – Recent accounting pronouncements

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-01, “Investments – Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects”.  This ASU applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes.  The amendments in the ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Those not electing the proportional amortization method would account for the investment using the equity method or cost method.  The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2014.  The adoption of this guidance should not have a material effect on the Company’s financial condition or results of operations.

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

Note 14 – Subsequent Events

In May 2014, Village Bank was licensed by the U. S. Department of Education (“DOE”) as a student lender.   On July 29, 2014, the Bank purchased a portfolio of rehabilitated student loans guaranteed by the DOE totaling $19 million.  The guarantee covers approximately 98% of principal and accrued interest.  The unguaranteed principal balance of these loans was approximately $427,000.  The purchased loans were part of the Federal Rehabilitated Loan Program, under which borrowers who have defaulted on their student loans have a one-time opportunity to bring their loans current.  Once the loans are brought current and maintained current for a period of time, the agency guarantor that owns the loans then sells the rehabilitated loans to DOE licensed lenders such as the Bank. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.  The Bank used excess liquidity to purchase the loans.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

•	the inability of the Company and Bank to comply with the requirements of agreements with and orders from its regulators;
•	the inability to reduce nonperforming assets consisting of nonaccrual loans and foreclosed real estate;
•	our inability to improve our regulatory capital position;
•	the risks of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
•	changes in assumptions underlying the establishment of allowances for loan losses, and other estimates;
•	changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, soundness of other financial institutions we do business with;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	a decline in loan volume of Village Bank Mortgage Corporation as a result of the activity in the residential real estate market;
•	legislative and regulatory changes, including the Dodd-Frank Act Wall Street Reform and Consumer Protection Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverages;
•	exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;
•	the effects of future economic, business and market conditions;
•	governmental monetary and fiscal policies;
•	changes in accounting policies, rules and practices;
•	maintaining capital levels adequate to remain well capitalized;
•	reliance on our management team, including our ability to attract and retain key personnel;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	demand, development and acceptance of new products and services;
•	problems with technology utilized by us;
•	changing trends in customer profiles and behavior; and
•	other factors described from time to time in our reports filed with the Securities and Exchange Commission (“SEC”).

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

Although we endeavor to minimize the credit risk inherent in the Company’s loan portfolio, we must necessarily make various assumptions and judgments about the collectability of the loan portfolio based on our experience and evaluation of economic conditions. If such assumptions or judgments prove to be incorrect, the current allowance for loan losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income. In 2013 and continuing through the second quarter of 2014, the provision for loan losses declined substantially from previous years as we resolved nonperforming loans and real estate values have recovered somewhat.

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at June 30, 2014 and December 31, 2013 and the results of operations for the Company for the three and six months ended June 30, 2014 and 2013. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly report.

Income statement analysis

Summary

For the three months ended June 30, 2014, the Company had a net loss of $85,000 and net loss available to common shareholders of $380,000 or $(0.07) per fully diluted share, compared to net income of $590,000 and net income available to common shareholders of $369,000, or $0.09 per fully diluted share, for the same period in 2013. For the six months ended June 30, 2014, the Company had a net loss totaling $834,000 and a net loss available to common shareholders of $1,351,000, or $(0.25) per fully diluted share, compared to net income totaling $78,000 and a net loss available to common shareholders of $365,000, or $(0.09) per share on a fully diluted share, for the same period in 2013. As indicated in the following table, there were significant decreases in income and expense items when comparing the 2014 results to the 2013 results (in thousands):

	Affect on Income
	Three Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2014
Decreases in
Net interest income	$(535)	$(1,342)
Provision for loan losses	-	723
Gains on loan sales	(1,020)	(2,165)
Gains on asset sales	-	(598)
Salaries and benefits	493	941
Expenses related to foreclosed real estate	348	1,587

	$(714)	$(854)

The decline in net interest income reflects the decline in our net loan portfolio of approximately $38,588,000. In 2013, the loan portfolio declined primarily due to charge-offs of nonperforming loans as well as an unfavorable lending market; however, the decline in our loan portfolio for the second quarter of 2014 was primarily due to scheduled payments as well as some large payoffs during the first and second quarters. The decreases in the provision for loan losses and the expenses related to foreclosed property are attributable to stabilization of the loan portfolio and an improving real estate market. The gains on loan sales as well as the decline in salaries and benefits (commissions paid to loan officers) are a result of a decline in mortgage production by our mortgage company. Our mortgage company’s profit decreased by $762,000 in the second quarter of 2014 compared to 2013 due to the mortgage company closing $50,229,000 in mortgage loans in the second quarter of 2014 compared to $84,252,000 in the second quarter of 2013.

Our cost of deposits declined from 1.06% for the second quarter of 2013 to 0.93% for the second quarter of 2014. This decline in cost of deposits is a result of the repricing of higher cost certificates of deposit during the low interest rate environment that has existed for the last three years as well as an effort to change our deposit mix so that we are not so dependent on higher cost deposits.

Net interest income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholder’s equity. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin”) is calculated by dividing tax equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and stockholders’ equity.

Net interest income of $3,185,000 for the second quarter of 2014 represents a decrease of $535,000, or 14%, compared to the second quarter of 2013, and a decrease of $98,000, or 3%, compared to the first quarter of 2014.

Compared to the second quarter of 2013, average interest-earning assets for the second quarter of 2014 decreased by $45,618,000, or 11%. The decrease in interest-earning assets was due primarily to decreases in portfolio loans of $46,757,000, loans held for sale of $7,957,000 and federal funds sold of $5,427,000, offset by increases in investment securities of $14,525,000.

Net interest income of $6,467,000 for the first six months of 2014 represents a decrease of $1,342,000, or 17%, compared to the same period in 2013.

Compared to the first six months of 2013, average interest-earning assets for the same period of 2014 decreased by $51,555,000, or 12%. The decrease in interest-earning assets was due primarily to decreases in portfolio loans of $54,817,000, loans held for sale of $9,153,000 and federal funds sold of $9,112,000, offset by an increase in investment securities of $21,527,000.

Average interest-bearing liabilities for the second quarter of 2014 decreased by $42,454,000, or 11%, compared to the second quarter of 2013. The decrease in interest-bearing liabilities was due to declines in average deposits of $29,434,000. The average cost of interest-bearing liabilities decreased to 1.12% for the six months ended June 30, 2014 from 1.21% for the six months ended June 30, 2013. The principal reason for the decrease in liability costs was the maintenance of short-term interest rates at a low level by the Board of Governors of the Federal Reserve System. The continuing low interest rates have allowed us to reduce our costs of funds as certificates of deposit and borrowings mature. See our discussion of interest rate sensitivity below for more information.

The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial services industry to determine how profitably earning assets are funded. Our net interest margin over the last several quarters is provided in the following table:

Net
Interest
Quarter Ended	Margin

June 30, 2013	3.50%
September 30, 2013	3.69%
December 31, 2013	3.66%
March 31, 2014	3.50%
June 30, 2014	3.35%

Although loans have declined significantly over the last twelve months, our net interest margin has only declined slightly over that same time period. This indicates that the decline in our net interest income is primarily a result of declining outstanding loan balances rather than margin compression.

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

Average Balance Sheet

(in thousands)

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$269,377	$3,694	5.50%	$316,134	$4,476	5.68%
Loans held for sale	8,946	101	4.53%	16,904	146	3.46%
Investment securities	58,764	322	2.20%	44,239	239	2.17%
Federal funds and other	43,920	25	0.23%	49,347	28	0.23%
Total interest earning assets	381,007	4,142	4.36%	426,624	4,889	4.60%

Allowance for loan losses and deferred fees	(6,423)			(9,797)
Cash and due from banks	12,485			12,180
Premises and equipment, net	12,942			23,857
Other assets	45,871			36,768
Total assets	$445,882			$489,632

Interest bearing deposits
Interest checking	$43,220	$20	0.19%	$42,383	$27	0.26%
Money market	67,442	63	0.37%	65,307	49	0.30%
Savings	20,562	9	0.18%	20,299	17	0.34%
Certificates	198,153	675	1.37%	230,822	857	1.49%
Total	329,377	767	0.93%	358,811	950	1.06%
Borrowings	26,240	190	2.90%	39,260	219	2.24%
Total interest bearing liabilities	355,617	957	1.08%	398,071	1,169	1.18%
Noninterest bearing deposits	61,099			58,585
Other liabilities	10,170			8,043
Total liabilities	426,886			464,699
Equity capital	18,996			24,933
Total liabilities and capital	$445,882			$489,632

Net interest income before provision for loan losses		$3,185			$3,720

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.28%			3.42%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.35%			3.50%

Average Balance Sheet

(in thousands)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$275,980	$7,607	5.56%	$330,797	$9,453	5.76%
Loans held for sale	7,401	159	4.33%	16,554	312	3.80%
Investment securities	58,690	654	2.25%	37,163	427	2.32%
Federal funds and other	38,460	44	0.23%	47,572	53	0.22%
Total interest earning assets	380,531	8,464	4.49%	432,086	10,245	4.78%

Allowance for loan losses and deferred fees	(6,771)			(10,202)
Cash and due from banks	12,700			12,667
Premises and equipment, net	12,815			24,689
Other assets	46,110			37,371
Total assets	$445,385			$496,611

Interest bearing deposits
Interest checking	$42,473	$38	0.18%	$42,854	$62	0.29%
Money market	66,293	124	0.38%	65,797	110	0.34%
Savings	20,833	19	0.18%	20,601	40	0.39%
Certificates	201,199	1,372	1.38%	238,323	1,781	1.51%
Total	330,798	1,553	0.95%	367,575	1,993	1.09%
Borrowings	27,783	444	3.22%	39,457	443	2.26%
Total interest bearing liabilities	358,581	1,997	1.12%	407,032	2,436	1.21%
Noninterest bearing deposits	58,951			56,910
Other liabilities	8,967			7,577
Total liabilities	426,499			471,519
Equity capital	18,886			25,092
Total liabilities and capital	$445,385			$496,611

Net interest income before provision for loan losses		$6,467			$7,809

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.37%			3.57%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.43%			3.64%

Provision for loan losses

The Company did not record a provision for loan losses for the three months ended June 30, 2014 and 2013. The provision for loan losses for the six months ended June 30, 2014 was $100,000 compared to $823,000 for the six months ended June 30, 2013. The decline in the provision for loan losses for the six month period of 2014 was primarily driven by a $38,558,000 decline in net loans outstanding from June 30, 2013 to June 30, 2014 as well as a decline in the impairment on specific nonperforming loans. While we are encouraged by this decline in the provision for loan losses, overall asset quality continues to be a concern as there continues to be uncertainty in the economy and the level of nonperforming assets remains significant.

Noninterest income

Noninterest income decreased from $3,458,000 for the three months ended June 30, 2013 to $2,319,000 for the three months ended June 30, 2014, a decrease of $1,139,000, or 33%. This decrease in noninterest income was primarily the result of lower gains on sales from decreased loan production by our mortgage banking subsidiary of $1,020,000. Noninterest income also decreased from $7,012,000 for the first six months of 2013 to $3,993,000 for the first six months of 2014, a decrease of $3,019,000, or 43%. The decrease in noninterest income is primarily a result of lower gains on sale of loans of $2,165,000, the gain on the sale of investments of $216,000 and the gain on the sale of the Robious branch of $598,000 in the first quarter of 2013.

Noninterest expense

Noninterest expense for the three months ended June 30, 2014 was $5,589,000 compared to $6,588,000 for the three months ended June 30, 2013, a decrease of $999,000 or 15%. The more significant decreases occurred in salaries and benefits of $493,000 and expenses related to foreclosed real estate of $348,000. Noninterest expense for the six months ended June 30, 2014 was $11,194,000 compared to $13,920,000 for the six months ended June 30, 2013, a decrease of $2,726,000 or 20%. The decrease in salaries and benefits for the three and six month periods is primarily attributable to the decrease in commissions paid to mortgage loan officers from the decreased loan production by our mortgage banking subsidiary. The decrease in expenses related to foreclosed real estate for the three and six month period is a result of our higher write downs and the disposition of significant collateral in 2013 as well as an improving real estate market.

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

The net deferred tax asset is included in other assets on the balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. Management determined that as of December 31, 2013, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance on its net deferred tax asset that is dependent on future earnings of the Company of approximately $11,940,000. At June 30, 2014, management continues to believe that the objective negative evidence represented by the Company’s continued losses in the first quarter outweighed the more subjective positive evidence and, as a result, recognized an addition to the valuation allowance on its net deferred tax asset of approximately $308,000. The net operating losses available to offset future taxable income amounted to $21,942,000 at June 30, 2014 and expire at the end of 2031.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. Due to the Company’s adjusted capital level we were not subject to franchise tax expense for the six months ended June 30, 2014 and 2013.

Balance Sheet Analysis

Our total assets decreased to $442,056,000 at June 30, 2014 from $444,173,000 at December 31, 2013, a decrease of $2,117,000, or 0.5%. The decrease in loans was the primary driver of this decline. Net portfolio loans decreased by $21,823,000 during the first six months of 2014 primarily a result of large loan payoffs. This decrease was offset by an increase in liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) of $17,129,000 and loans held for sale of $3,818,000.

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

	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
Construction and land development
Residential	$5,669	2.15%	$2,931	1.02%
Commercial	25,352	9.64%	28,179	9.84%
	31,021	11.79%	31,110	10.86%
Commercial real estate
Owner occupied	59,974	22.78%	73,584	25.68%
Non-owner occupied	41,578	15.80%	43,868	15.31%
Multifamily	10,140	3.85%	11,560	4.03%
Farmland	1,353	0.51%	1,463	0.51%
	113,045	42.94%	130,475	45.53%
Consumer real estate
Home equity lines	20,832	7.92%	21,246	7.41%
Secured by 1-4 family residential,
First deed of trust	65,377	24.84%	66,873	23.34%
Second deed of trust	7,937	3.02%	8,675	3.03%
	94,146	35.78%	96,794	33.78%
Commercial and industrial loans
(except those secured by real estate)	23,304	8.86%	26,254	9.16%
Consumer and other	1,655	0.63%	1,930	0.67%

Total loans	263,171	100.0%	286,563	100.0%
Deferred loan cost, net	694		683
Less: allowance for loan losses	(5,681)		(7,239)

	$258,184		$280,007

The decline in our total loan portfolio for the first six months of 2014 was primarily due to scheduled payments as well as some large payoffs during such period.

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. 1-4 assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and,
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

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

The allowance for loan losses at June 30, 2014 was $5,681,000, compared to $7,239,000 at December 31, 2013. The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at June 30, 2014 and December 31, 2013 was 2.15% and 2.52%, respectively. The decrease in the allowance for loan losses for the first six months of 2014 was primarily a result of charge-offs recognized during the quarter for which specific provisions for loan losses had been previously provided. We believe the amount of the allowance for loan losses at June 30, 2014 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Six Months Ended
	June 30,
	2014	2013

Beginning balance	$7,239	$10,808
Provision for loan losses	100	823
Charge-offs
Construction and land development
Commercial	(100)	(95)
Commercial real estate
Owner occupied	(608)	(275)
Non-owner occupied	(238)	(510)
Farmland	(96)	-
Consumer real estate
Home equity lines	(424)	(244)
Secured by 1-4 family residential
First deed of trust	(238)	(875)
Second deed of trust	(76)	(215)
Commercial and industrial
(except those secured by real estate)	(168)	(351)
Consumer and other	(5)	(14)
	(1,953)	(2,579)
Recoveries
Construction and land development
Residential	1	101
Commercial	17	246
Commercial real estate
Owner occupied	-	43
Non-owner occupied	23	-
Consumer real estate
Secured by 1-4 family residential
Home equity lines	2	-
First deed of trust	55	21
Second deed of trust	110	5
Commercial and industrial
(except those secured by real estate)	77	136
Consumer and other	10	6
	295	558
Net charge-offs	(1,658)	(2,021)

Ending balance	$5,681	$9,610

Loans outstanding at end of period(1)	$263,865	$306,352
Ratio of allowance for loan losses as a percent
Loans outstanding at end of period	2.15%	3.14%

Average loans outstanding for the period(1)	$275,980	$330,797
Ratio of net charge-offs to average loans outstanding for the period	0.60%	0.61%

(1) Loans are net of unearned income.

The allowance for loan losses as a percentage of net loans decreased from 3.14% at June 30, 2013 to 2.15% at June 30, 2014 primarily as a result of significant charge-offs recognized during the prior year for which specific provisions for loan losses had been previously provided.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	June 30,	December 31,	June 30,
	2014	2013	2013

Nonaccrual loans	$10,148	$18,647	$21,686
Foreclosed properties	15,670	16,742	22,044
Total nonperforming assets	$25,818	$35,389	$43,730

Restructured loans still accruing	$25,687	$28,236	$31,271

Loans past due 90 days and still accruing (not included in nonaccrual loans above)	$-	$60	$-

Nonperforming assets to loans (1)	9.8%	12.3%	14.3%

Nonperforming assets to total assets	5.8%	8.0%	9.0%

Allowance for loan losses to nonaccrual loans	56.0%	38.8%	44.3%

(1) Loans are net of deferred fees and costs.

The following table presents an analysis of the changes in nonperforming assets for the six months ended June 30, 2014 (dollars in thousands):

	Loans	Properties	Total

Balance December 31, 2013	$18,647	$16,742	$35,389
Additions	3,674	660	4,334
Loans placed back on accrual	(4,612)	-	(4,612)
Transfers to OREO	(4,909)	4,909	-
Repayments	(910)	-	(910)
Charge-offs	(1,742)	(369)	(2,111)
Sales	-	(6,272)	(6,272)

Balance June 30, 2014	$10,148	$15,670	$25,818

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

Of the total nonaccrual loans of $10,148,000 at June 30, 2014 that were considered impaired, 16 loans totaling $2,509,000 had specific allowances for loan losses totaling $581,000. This compares to $18,647,000 in nonaccrual loans at December 31, 2013 of which 18 loans totaling $4,647,000 had specific allowances for loan losses of $1,189,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $399,000 and $1,231,000 for the six months ended June 30, 2014 and 2013, respectively.

Deposits

Deposits as of June 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	%	Amount	%

Demand accounts	$63,695	16.4%	$57,244	14.7%
Interest checking accounts	44,011	11.3%	43,691	11.2%
Money market accounts	66,464	17.1%	63,357	16.2%
Savings accounts	19,973	5.1%	20,229	5.2%
Time deposits of $100,000 and over	89,217	22.9%	94,245	24.1%
Other time deposits	105,917	27.2%	111,862	28.6%

Total	$389,277	100.0%	$390,628	100.0%

Total deposits decreased by $1,351,000, or 0.35% from $390,628,000 at December 31, 2013 to $389,277,000 at June 30, 2014, as compared to a decrease of $17,328,000, or 4.0%, during the first six months of 2013. Checking and savings accounts increased by $6,516,000, money market accounts increased by $3,107,000 and time deposits decreased by $10,974,000. The decline in time deposits was a result of repricing maturing time deposits at rates below market for noncore depositors. The cost of our interest-bearing deposits declined to 0.95% for the first six months of 2014 compared to 1.09% for the first six months of 2013.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $15,000,000 and $18,000,000 at June 30, 2014 and December 31, 2013, respectively. The FHLB advances are secured by the pledge of residential mortgage loans, investment securities and our FHLB stock.

Capital resources

Stockholders’ equity at June 30, 2014 was $19,049,000, compared to $18,244,000 at December 31, 2012. The $805,000 increase in equity during the first six months of 2014 was primarily due to the reduction in accumulated other comprehensive loss of $2,082,000, offset by the net loss available to common shareholders of $1,351,000.

On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the “TARP Program”). Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 499,030 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Program carried a 5% dividend until May 1, 2014, and now carries a 9% dividend. In November 2013, the Company participated in a successful auction of the preferred stock by the Treasury that resulted in the purchase of the preferred stock by private and institutional investors. The Treasury continues to own the warrants.

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

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the TARP Program preferred stock or trust preferred capital notes without prior regulatory approval. In addition, the Consent Order with the Supervisory Authorities provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction in capital, without regulatory approval. At June 30, 2014, the aggregate amount of all of the Company’s total accrued but deferred dividend payments on the preferred stock was $2,585,291 and interest payments on trust preferred capital notes was $958,661.

On December 4, 2013, the Company issued 1,086,500 new shares of common stock through a private placement to directors and executive officers. The sale raised $1,684,075 in new capital for the Company. The $1.55 sale price for the common shares was equal to the stock’s book value at September 30, 2013, which represented a 30% premium over the closing price of the stock on December 3, 2013.

The following table presents the composition of regulatory capital and the capital ratios for the Company at the dates indicated (dollars in thousands).

	June 30,	December 31,
	2014	2013

Tier 1 capital
Total equity capital	$19,049	$18,244
Net unrealized loss on available-for-sale securities	1,675	3,752
Defined benefit postretirement plan	81	86
Qualifying trust preferred securities	1,802	2,240
Disallowed intangible assets	(247)	(295)
Total Tier 1 capital	22,360	24,027

Tier 2 capital
Qualifying trust preferred securities	6,962	6,524
Allowance for loan losses	3,750	4,101
Total Tier 2 capital	10,712	10,625

Total risk-based capital	33,072	34,652

Risk-weighted assets	$298,033	$324,965

Average assets	$445,635	$451,734

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	5.02%	5.32%
Tier 1 capital to risk-weighted assets	7.50%	7.39%
Total capital to risk-weighted assets	11.10%	10.66%
Equity to total assets	4.31%	4.11%

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2014	2013

Tier 1 capital
Total bank equity capital	$29,163	$27,574
Net unrealized loss on available-for-sale securities	1,675	3,752
Defined benefit postretirement plan	81	86
Disallowed intangible assets	(247)	(295)
Total Tier 1 capital	30,672	31,117

Tier 2 capital
Allowance for loan losses	3,723	4,075
Total Tier 2 capital	3,723	4,075

Total risk-based capital	34,395	35,192

Risk-weighted assets	$295,917	$322,853

Average assets	$440,567	$449,606

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	6.96%	6.92%
Tier 1 capital to risk-weighted assets	10.37%	9.64%
Total capital to risk-weighted assets	11.62%	10.90%
Equity to total assets	6.65%	6.19%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank met the ratio requirements to be categorized “well capitalized” institution as of June 30, 2014 and December 31, 2013. However, due to the minimum capital ratios required by the Consent Order, the Bank currently is considered adequately capitalized. The Consent Order requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 11%. At June 30, 2014, the Bank’s leverage ratio was 6.96% and the total capital to risk weighted assets ratio was 11.62% As required by the Consent Order, the Bank has provided a capital plan to the Supervisory Authorities that demonstrates how the Bank will come into compliance with the required minimum capital ratios set forth in the Consent Order. When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29. In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

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

At June 30, 2014, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $114,824,000, or 26% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $21,977,000 of these securities are pledged against current and potential fundings.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $17 million for which there were no borrowings against the lines at June 30, 2014.

At June 30, 2014, we had commitments to originate $52,974,000 of loans. Fixed commitments to incur capital expenditures were less than $1,400,000 at June 30, 2014. Certificates of deposit scheduled to mature in the 12-month period ending June 30, 2015 totaled $79,471,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

Troubled debt restructurings

A loan is accounted for as a TDR if we, for economic or legal reasons, grant a concession to a borrower considered to be experiencing financial difficulties that we would not otherwise consider. A TDR may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate or balance of the loan, a reduction of accrued interest, an extension of the maturity date or renewal of the loan at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions. TDRs can be in either accrual or nonaccrual status. Nonaccrual TDRs are included in nonperforming loans. Accruing TDRs are generally excluded from nonperforming loans as it is considered probable that all contractual principal and interest due under the restructured terms will be collected. TDRs generally remain categorized as nonperforming loans and leases until a six-month payment history has been maintained.

In accordance with current accounting guidance, loans modified as TDRs are, by definition, considered to be impaired loans.  Impairment for these loans is measured on a loan-by-loan basis similar to other impaired loans as described above under Allowance for loan losses.  Certain loans modified as TDRs may have been previously measured for impairment under a general allowance methodology (i.e., pooling), thus at the time the loan is modified as a TDR the allowance will be impacted by the difference between the results of these two measurement methodologies.  Loans modified as troubled debt restructurings that subsequently default are factored into the determination of the allowance in the same manner as other defaulted loans.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income.  Management determined that as of December 31, 2013 and June 30, 2014, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance of $11,940,000 and $12,248,000 respectively, representing all of the net deferred tax asset that is dependent on future earnings of the Company at the indicated date.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2014. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the course of its operations, the Company may become a party to legal proceedings. There are no material pending legal proceedings to which the Company is party or of which the property of the Company is subject.

ITEM 1A. – RISK FACTORS

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the TARP Program preferred stock or trust preferred capital notes without prior regulatory approval. In addition, the Consent Order with the Supervisory Authorities provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction in capital, without regulatory approval. At June 30, 2014, the aggregate amount of all of the Company’s total accrued but deferred dividend payments on the preferred stock was $2,585,291 and interest payments on trust preferred capital notes was $958,661.

ITEM 4 – MINE SAFETY DISCOLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

3.2	Amended and Restated Bylaws of Village Bank and Trust Financial Corp. as of October 29, 2013.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP. (Registrant)

Date: August 1, 2014	By:	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and
Chief Executive Officer

Date: August 1, 2014	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document

3.2	Amended and Restated Bylaws of Village Bank and Trust Financial Corp. as of October 29, 2013

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Comprehensive Equity (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

