Form 10-Q
period 2014-09-30
Village Bank & Trust Financial Corp.
filed 2014-10-31
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

334,294 shares of common stock, $4.00 par value, outstanding as of October 21, 2014

Village Bank and Trust Financial Corp.

Form 10-Q

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
September 30, 2014 (Unaudited) and December 31, 2013
(dollar amounts in thousands, except per share amounts)

	September 30,	December 31,
	2014	2013
Assets
Cash and due from banks	$13,895	$15,221
Federal funds sold	30,937	24,988
Total cash and cash equivalents	44,832	40,209
Investment securities available for sale	55,515	57,748
Loans held for sale	7,298	8,371
Loans
Outstandings	275,123	286,563
Allowance for loan losses	(5,658)	(7,239)
Deferred fees and costs	666	683
	270,131	280,007
Other real estate owned, net of valuation allowance	14,003	16,742
Assets held for sale	13,438	13,359
Premises and equipment, net	13,621	12,409
Bank owned life insurance	6,902	6,765
Accrued interest receivable	1,567	1,486
Other assets	5,698	7,077

	$433,005	$444,173

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$65,218	$57,244
Interest bearing	315,446	333,384
Total deposits	380,664	390,628
Federal Home Loan Bank advances	14,000	18,000
Long-term debt - trust preferred securities	8,764	8,764
Other borrowings	1,835	2,713
Accrued interest payable	1,120	1,093
Other liabilities	7,887	4,731
Total liabilities	414,270	425,929

Stockholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference, 1,000,000 shares authorized, 14,738 shares issued and outstanding	59	59
Common stock, $4 par value, 10,000,000 shares authorized; 334,294 shares issued and outstanding at September 30, 2014 333,644 shares issued and outstanding at December 31, 2013	1,337	21,353
Additional paid-in capital	58,124	38,054
Accumulated deficit	(39,829)	(38,066)
Common stock warrant	732	732
Discount on preferred stock	-	(50)
Stock in directors rabbi trust	(878)	(878)
Directors deferred fees obligation	878	878
Accumulated other comprehensive loss	(1,688)	(3,838)
Total stockholders' equity	18,735	18,244

	$433,005	$444,173

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three Months Ended		None Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income
Loans	$3,814	$4,459	$11,579	$14,224
Investment securities	304	324	958	751
Federal funds sold	19	18	64	71
Total interest income	4,137	4,801	12,601	15,046

Interest expense
Deposits	751	850	2,304	2,843
Borrowed funds	(22)	167	423	610
Total interest expense	729	1,017	2,727	3,453

Net interest income	3,408	3,784	9,874	11,593
Provision for loan losses	-	-	100	823
Net interest income after provision for loan losses	3,408	3,784	9,774	10,770

Noninterest income
Service charges and fees	589	646	1,673	1,791
Gain on sale of loans	1,290	2,126	3,453	6,454
Gain on sale of assets	-	-	3	598
Gain (loss) on sale of investment securities	(14)	-	(14)	217
Rental income	226	214	732	657
Other	99	99	338	396
Total noninterest income	2,190	3,085	6,185	10,113

Noninterest expense
Salaries and benefits	2,659	3,054	8,108	8,980
Commissions	338	580	907	1,612
Occupancy	397	502	1,272	1,589
Equipment	146	166	529	523
Supplies	77	100	243	324
Professional and outside services	615	500	1,896	1,823
Advertising and marketing	81	50	220	192
Expenses related to foreclosed real estate	364	1,301	1,051	3,576
Other operating expenses	787	883	2,434	2,453
Total noninterest expense	5,464	7,136	16,660	21,072

Income (loss) before income tax expense (benefit)	134	(267)	(701)	(189)
Income tax expense (benefit)	-	-	-	-

Net income (loss)	134	(267)	(701)	(189)

Preferred stock dividends and amortization of discount	545	221	1,062	664

Net loss available to common shareholders	$(411)	$(488)	$(1,763)	$(853)

Loss per share, basic and diluted (1)	$(1.23)	$(1.84)	$(5.28)	$(3.21)

See accompanying notes to consolidated financial statements.

(1) Earnings per share have been affected for reverse stock split

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Changes in Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)
(dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income (loss)	$134	$(267)	$(701)	$(189)
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	84	(597)	3,234	(4,302)
Tax effect	28	(203)	1,099	(1,463)
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	56	(394)	2,135	(2,839)

Reclassification adjustment
Reclassification adjustment for (gains) losses realized in income (loss)	14	-	14	(217)
Tax effect	5	-	5	(74)
Reclassification for (gains) losses included in net income (loss), net of tax	9	-	9	(143)

Minimum pension adjustment	3	3	9	9
Tax effect	1	1	3	3
Minimum pension adjustment, net of tax	2	2	6	6

Total other comprehensive income (loss)	67	(392)	2,150	(2,976)

Total comprehensive income (loss)	$201	$(659)	$1,449	$(3,165)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2014 and 2013
(Unaudited)
(dollar amounts in thousands)

								Directors	Accumulated
			Additional			Discount on	Stock in	Deferred	Other
	Preferred	Common	Paid-in	Accumulated		Preferred	Directors	Fees	Comprehensive
	Stock	Stock	Capital	Deficit	Warrant	Stock	Rabbi Trust	Obligation	loss	Total

Balance, December 31, 2013	$59	$21,353	$38,054	$(38,066)	$732	$(50)	$(878)	$878	$(3,838)	$18,244
Amortization of preferred stock discount	-	-	-	(50)	-	50	-	-		-
Preferred stock dividend	-	-	-	(1,012)	-	-	-	-	-	(1,012)
Reverse stock split	-	(20,019)	20,019							-
Issuance of common stock		3	(11)							(8)
Stock based compensation	-	-	62	-	-	-	-	-		62
Minimum pension adjustment	-		-
(net of income taxes of $3)	-	-	-	-	-	-	-	-	6	6
Net loss	-	-		(701)	-	-		-	-	(701)
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	2,144	2,144

Balance, September 30, 2014	$59	$1,337	$58,124	$(39,829)	$732	$-	$(878)	$878	$(1,688)	$18,735

Balance, December 31, 2012	$59	$17,007	$40,705	$(33,173)	$732	$(199)	$-	$-	$(166)	$24,965
Amortization of preferred stock discount	-			(112)	-	112	-	-	-	-
Preferred stock dividend	-	-		(552)	-	-	-	-	-	(552)
Stock based compensation	-	-	6							6
Minimum pension adjustment
(net of income taxes of $3)	-	-	-	-	-	-	-	-	6	6
Net loss	-	-	-	(189)	-	-	-	-	-	(189)
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	(2,982)	(2,982)

Balance, September 30, 2013	$59	$17,007	$40,711	$(34,026)	$732	$(87)	$-	$-	$(3,142)	$21,254

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
NIne Months Ended September 30, 2014 and 2013
(Unaudited)
(dollar amounts in thousands)

	2014	2013

Cash Flows from Operating Activities
Net loss	$(701)	$(189)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	482	981
Deferred income taxes	(324)	(41)
Valuation allowance deferred income taxes	324	-
Provision for loan losses	100	823
Write-down of other real estate owned	751	1,282
Valuation allowance other real estate owned	(495)	-
(Gain) Loss on securities sold	14	(217)
Gain on loans sold	(3,453)	(6,454)
Gain on sale of premises and equipment	(3)	(598)
(Gain) Loss on sale of other real estate owned	(199)	326
Stock compensation expense	62	6
Proceeds from sale of mortgage loans	128,465	235,276
Origination of mortgage loans for sale	(123,939)	(219,160)
Amortization of premiums and accretion of discounts on securities, net	304	313
Decrease (increase) in interest receivable	(81)	159
Increase in bank owned life insurance	(137)	(144)
Decrease in other assets	205	4,356
Increase in interest payable	27	142
Increase (decrease) in other liabilities	2,142	(1,062)
Net cash provided by operating activities	3,544	15,799

Cash Flows from Investing Activities
Purchases of available for sale securities	-	(54,106)
Proceeds from the sale or calls of available for sale securities	5,162	15,534
Net decrease in loans	4,401	44,420
Proceeds from sale of other real estate owned	8,057	4,125
Purchases of premises and equipment	(1,708)	(520)
Proceeds from sale of premises and equipment	17	1,681
Net cash provided by investing activities	15,929	11,134

Cash Flows from Financing Activities
Issuance of common stock	(8)	-
Net decrease in deposits	(9,964)	(34,727)
Net decrease in Federal Home Loan Bank Advances	(4,000)	(10,000)
Net decrease in other borrowings	(878)	(1,562)
Net cash used in financing activities	(14,850)	(46,289)

Net increase (decrease) in cash and cash equivalents	4,623	(19,356)
Cash and cash equivalents, beginning of period	40,209	53,131

Cash and cash equivalents, end of period	$44,832	$33,775

Supplemental Disclsoure of Cash Flow Information
Cash payments for interest	$2,536	$3,117
Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$5,375	$5,181
Dividends on preferred stock accrued	$1,012	$552

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

Note 1 - Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

On August 6, 2014, the Company filed Articles of Amendment to its Articles of Incorporation with the Virginia State Corporation Commission to effect a reverse stock split of its outstanding common stock which became effective on August 8, 2014. As a result of the reverse split, every sixteen shares of the Company’s issued and outstanding common stock were consolidated into one issued and outstanding share of common stock. The computations of basic and diluted earnings per share have been adjusted retroactively to reflect the reverse stock split.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2014 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Note 3 - Earnings (loss) per common share

The following table presents the basic and diluted earnings (loss) per common share computation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator
Net income (loss) - basic and diluted	$134	$(267)	$(701)	$(189)
Preferred stock dividend and accretion	545	221	1,062	664
Net loss available to common shareholders	$(411)	$(488)	$(1,763)	$(853)

Denominator
Weighted average shares outstanding - basic	334	266	334	266
Dilutive effect of common stock options and restricted stock awards	-	-	-	-

Weighted average shares outstanding - diluted	334	266	334	266

Loss per share - basic and diluted	$(1.23)	$(1.84)	$(5.28)	$(3.21)

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 6,830 were not included in computing diluted earnings per share for the three and nine months ended September 30, 2014 because their effects were anti-dilutive. Restricted stock awards for 14,802 were not included in computing diluted earnings per share for the three and nine months ended September 30, 2014 because their effects were anti-dilutive. Stock options for 16,008 and 16,658 were not included in computing diluted earnings per share for the three and nine months ended September 30, 2013, respectively, because their effects were anti-dilutive. Warrants for 31,190 shares of common stock were not included in computing earnings per share in 2014 and 2013 because their effects were also anti-dilutive.

Note 4 – Investment securities available for sale

At September 30, 2014 and December 31, 2013, all of our securities were classified as available-for-sale. The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands):

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
September 30, 2014
US Treasuries
Five to ten years	$8,000	$7,837	$-	$(255)	$7,582	2.01%
US Government Agencies
One to Five years	8,000	8,176	-	(245)	7,931	0.44%
Five to ten years	26,500	28,033	-	(1,350)	26,683	2.06%
	34,500	36,209	-	(1,595)	34,614	1.69%
Mortgage-backed securities
More than ten years	542	558	2	(2)	558	2.43%
Municipals
Five to ten years	6,155	6,621	-	(270)	6,351	2.85%
More than ten years	5,280	6,728	-	(318)	6,410	3.42%
	11,435	13,349	-	(588)	12,761	3.14%

Total investment securities	$54,477	$57,953	$2	$(2,440)	$55,515	2.07%

December 31, 2013
US Treasuries
Five to ten years	$8,000	$7,825	$-	$(615)	$7,210	2.13%
US Government Agencies
One to Five years	4,000	4,194	-	(166)	4,028	0.89%
Five to ten years	31,625	33,510	-	(3,187)	30,323	1.82%
	35,625	37,704	-	(3,353)	34,351	1.71%
Mortgage-backed securities
More than ten years	2,782	2,792	10	(50)	2,752	2.43%
Municipals
Five to ten years	6,155	6,684	-	(678)	6,006	2.85%
More than ten years	6,780	8,428	-	(999)	7,429	3.34%
Total	12,935	15,112	-	(1,677)	13,435	3.12%

Total investment securities	$59,342	$63,433	$10	$(5,695)	$57,748	2.13%

Investment securities available for sale that have an unrealized loss position at September 30, 2014 and December 31, 2013 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2014
US Treasuries	$-	$-	$7,582	$(255)	$7,582	$(255)
US Government Agencies	-	-	34,614	(1,595)	34,614	(1,595)
Municipals	-	-	12,761	(588)	12,761	(588)
Mortgage-backed securities	432	(2)	-	-	432	(2)

Total	$432	$(2)	$54,957	$(2,438)	$55,389	$(2,440)

December 31, 2013
US Treasuries	$7,210	$(615)	$-	$-	$7,210	$(615)
US Government Agencies	34,350	(3,353)	-	-	34,350	(3,353)
Municipals	10,864	(1,471)	2,571	(206)	13,435	(1,677)
Mortgage-backed securities	1,861	(50)	-	-	1,861	(50)

Total	$54,285	$(5,489)	$2,571	$(206)	$56,856	$(5,695)

Management does not believe that any individual unrealized loss as of September 30, 2014 and December 31, 2013 is other than a temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. As of September 30, 2014, management does not have the intent to sell any of the securities classified as available for sale and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Approximately $20 million of these securities are pledged against current and potential fundings.

Note 5 – Loans and allowance for loan losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
Construction and land development
Residential	$4,592	1.67%	$2,931	1.02%
Commercial	25,135	9.14%	28,179	9.84%
	29,727	10.81%	31,110	10.86%
Commercial real estate
Owner occupied	58,275	21.18%	73,584	25.68%
Non-owner occupied	39,805	14.47%	43,868	15.31%
Multifamily	11,019	4.01%	11,560	4.03%
Farmland	1,343	0.48%	1,463	0.51%
	110,442	40.14%	130,475	45.53%
Consumer real estate
Home equity lines	20,275	7.37%	21,246	7.41%
Secured by 1-4 family residential,
First deed of trust	63,425	23.05%	66,873	23.34%
Second deed of trust	8,127	2.95%	8,675	3.03%
	91,827	33.37%	96,794	33.78%
Commercial and industrial loans
(except those secured by real estate)	22,471	8.17%	26,254	9.16%
Consumer and other (1)	20,656	7.51%	1,930	0.67%

Total loans	275,123	100.0%	286,563	100.0%
Deferred loan cost, net	666		683
Less: allowance for loan losses	(5,658)		(7,239)

	$270,131		$280,007

(1) The Company purchased approximately $19 million in Student loans in the third quarter of 2014

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. 1-4 assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any;
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable; and
•	Loans rated 6 or 7 are considered “Classified” loans for regulatory classification purposes.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
September 30, 2014
Construction and land development
Residential	$4,201	$132	$259	$-	$4,592
Commercial	19,073	3,046	3,016		25,135
	23,274	3,178	3,275	-	29,727
Commercial real estate
Owner occupied	46,223	5,102	6,950	-	58,275
Non-owner occupied	35,847	1,830	2,128	-	39,805
Multifamily	10,280	739		-	11,019
Farmland	1,322		21	-	1,343
	93,672	7,671	9,099	-	110,442
Consumer real estate
Home equity lines	18,040	466	1,769	-	20,275
Secured by 1-4 family residential
First deed of trust	51,309	5,854	6,262	-	63,425
Second deed of trust	6,606	72	1,449	-	8,127
	75,955	6,392	9,480	-	91,827
Commercial and industrial loans
(except those secured by real estate)	18,463	3,094	914	-	22,471
Consumer and other	20,536	76	44	-	20,656

Total loans	$231,900	$20,411	$22,812	$-	$275,123

December 31, 2013
Construction and land development
Residential	$2,715	$-	$216	$-	$2,931
Commercial	18,265	2,711	7,203	-	28,179
	20,980	2,711	7,419	-	31,110
Commercial real estate
Owner occupied	51,810	13,214	8,560	-	73,584
Non-owner occupied	31,990	3,454	8,424	-	43,868
Multifamily	10,804	756	-	-	11,560
Farmland	1,346	-	117	-	1,463
	95,950	17,424	17,101	-	130,475
Consumer real estate
Home equity lines	17,610	727	2,909	-	21,246
Secured by 1-4 family residential
First deed of trust	49,843	6,646	10,384	-	66,873
Second deed of trust	6,598	212	1,865	-	8,675
	74,051	7,585	15,158	-	96,794
Commercial and industrial loans
(except those secured by real estate)	22,786	1,042	2,426	-	26,254
Consumer and other	1,739	131	60	-	1,930

Total loans	$215,506	$28,893	$42,164	$-	$286,563

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
September 30, 2014
Construction and land development
Residential	$-	$-	$-	$-	$4,592	$4,592	$-
Commercial	37	-	-	37	25,098	25,135	-
	37	-	-	37	29,690	29,727	-
Commercial real estate
Owner occupied	913	-	-	913	57,362	58,275	-
Non-owner occupied	-	-	-	-	39,805	39,805	-
Multifamily	-	-	-	-	11,019	11,019	-
Farmland	-	-	-	-	1,343	1,343	-
	913	-	-	913	109,529	110,442	-
Consumer real estate
Home equity lines	32	-	-	32	20,243	20,275	-
Secured by 1-4 family residential
First deed of trust	102	-	-	102	63,323	63,425	-
Second deed of trust	-	56	-	56	8,071	8,127	-
	134	56	-	190	91,637	91,827	-
Commercial and industrial loans
(except those secured by real estate)	9	-	-	9	22,462	22,471	-
Consumer and other	750	411	-	1,161	19,495	20,656	-

Total loans	$1,843	$467	$-	$2,310	$272,813	$275,123	$-

December 31, 2013
Construction and land development
Residential	$-	$-	$-	$-	$2,931	$2,931	$-
Commercial	-	116	-	116	28,063	28,179	-
	-	116	-	116	30,994	31,110	-
Commercial real estate
Owner occupied	199	-	-	199	73,385	73,584	-
Non-owner occupied	-	346	-	346	43,522	43,868	-
Multifamily	221	-	-	221	11,339	11,560	-
Farmland	194	-	-	194	1,269	1,463	-
	614	346	-	960	129,515	130,475	-
Consumer real estate
Home equity lines	98	403	-	501	20,745	21,246	-
Secured by 1-4 family residential
First deed of trust	555	362	-	917	65,956	66,873	-
Second deed of trust	-	24	-	24	8,651	8,675	-
	653	789	-	1,442	95,352	96,794	-
Commercial and industrial loans
(except those secured by real estate)	25	122	60	207	26,047	26,254	60
Consumer and other	6	15	-	21	1,909	1,930	-

Total loans	$1,298	$1,388	$60	$2,746	$283,817	$286,563	$60

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

	September 30, 2014
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Residential	$259	$259	$-
Commercial	3,527	3,527	-
	3,786	3,786	-
Commercial real estate
Owner occupied	3,133	3,133
Non-owner occupied	9,896	9,896	-
Multifamily	2,336	2,336	-
Farmland	21	450	-
	15,386	15,815	-
Consumer real estate
Home equity lines	959	959	-
Secured by 1-4 family residential
First deed of trust	7,085	7,117	-
Second deed of trust	1,060	1,379	-
	9,104	9,455	-
Commercial and industrial loans
(except those secured by real estate)	745	850	-
Consumer and other	17	17	-
	29,038	29,923	-

With an allowance recorded
Construction and land development
Commercial	596	596	26
Commercial real estate
Owner occupied	4,395	4,410	323
Non-Owner occupied	215	215	109
	4,610	4,625	432
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,870	1,870	341
Second deed of trust	260	260	44
	2,130	2,130	385
Commercial and industrial loans
(except those secured by real estate)	100	100	12
	7,436	7,451	855

Total
Construction and land development
Residential	259	259	-
Commercial	4,123	4,123	26
	4,382	4,382	26
Commercial real estate
Owner occupied	7,528	7,543	323
Non-owner occupied	10,111	10,111	109
Multifamily	2,336	2,336	-
Farmland	21	450	-
	19,996	20,440	432
Consumer real estate
Home equity lines	959	959	-
Secured by 1-4 family residential,
First deed of trust	8,955	8,987	341
Second deed of trust	1,320	1,639	44
	11,234	11,585	385
Commercial and industrial loans
(except those secured by real estate)	845	950	12
Consumer and other	17	17	-
	$36,474	$37,374	$855

	December 31, 2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Residential	$216	$216	$-
Commercial	3,452	3,497	-
	3,668	3,713	-
Commercial real estate
Owner occupied	1,919	1,969
Non-owner occupied	11,769	11,928	-
Multifamily	2,373	2,373	-
Farmland	117	450	-
	16,178	16,720	-
Consumer real estate
Home equity lines	1,630	1,685	-
Secured by 1-4 family residential
First deed of trust	8,177	8,319	-
Second deed of trust	1,125	1,249	-
	10,932	11,253	-
Commercial and industrial loans
(except those secured by real estate)	809	983	-
Consumer and other	34	34	-
	31,621	32,703	-

With an allowance recorded
Construction and land development
Commercial	1,753	1,753	220
Commercial real estate
Owner occupied	9,794	9,948	680
Non-Owner occupied	1,297	1,297	371
	11,091	11,245	1,051
Consumer real estate
Secured by 1-4 family residential
First deed of trust	2,184	2,870	484
Second deed of trust	132	132	32
	2,316	3,002	516
Commercial and industrial loans
(except those secured by real estate)	151	151	43
	15,311	16,151	1,830

Total
Construction and land development
Residential	216	216	-
Commercial	5,205	5,250	220
	5,421	5,466	220
Commercial real estate
Owner occupied	11,713	11,917	680
Non-owner occupied	13,066	13,225	371
Multifamily	2,373	2,373	-
Farmland	117	450	-
	27,269	27,965	1,051
Consumer real estate
Home equity lines	1,630	1,685	-
Secured by 1-4 family residential,
First deed of trust	10,361	11,189	484
Second deed of trust	1,257	1,381	32
	13,248	14,255	516
Commercial and industrial loans
(except those secured by real estate)	960	1,134	43
Consumer and other	34	34	-
	$46,932	$48,854	$1,830

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30, 2014		Ended September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$133	$-	$206	$2
Commercial	3,584	52	3,841	150
	3,717	52	4,047	152
Commercial real estate
Owner occupied	2,654	70	3,161	135
Non-owner occupied	9,557	120	9,994	335
Multifamily	2,340	35	2,353	106
Farmland	21	-	21	-
	14,572	225	15,529	576
Consumer real estate
Home equity lines	950	3	960	19
Secured by 1-4 family residential
First deed of trust	7,259	75	7,175	268
Second deed of trust	1,147	9	1,066	42
	9,356	87	9,201	329
Commercial and industrial loans
(except those secured by real estate)	746	7	751	30
Consumer and other	17	-	19	1
	$28,408	$371	$29,547	$1,088

With an allowance recorded
Construction and land development
Commercial	598	8	603	23
Commercial real estate
Owner occupied	2,801	62	4,446	154
Non-Owner occupied	1,946	9	217	9
	4,747	71	4,663	163
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,870	22	1,944	24
Second deed of trust	260	5	264	8
	2,130	27	2,208	32
Commercial and industrial loans
(except those secured by real estate)	110	-	115	-
	7,585	106	$7,589	$218

Total
Construction and land development
Residential	133	-	206	2
Commercial	4,182	60	4,444	173
	4,315	60	4,650	175
Commercial real estate
Owner occupied	5,455	132	7,607	289
Non-owner occupied	11,503	129	10,211	344
Multifamily	2,340	35	2,353	106
Farmland	21	-	21	-
	19,319	296	20,192	739
Consumer real estate
Home equity lines	950	3	960	19
Secured by 1-4 family residential,
First deed of trust	9,129	97	9,119	292
Second deed of trust	1,407	14	1,330	50
	11,486	114	11,409	361
Commercial and industrial loans
(except those secured by real estate)	856	7	866	30
Consumer and other	17	-	19	1
	$35,993	$477	$37,136	$1,306

	For the Three Months		For the Nine Months
	Ended September 30, 2013		Ended September 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Commercial	$5,749	68	$6,612	$218
	5,749	68	6,612	218
Commercial real estate
Owner occupied	11,033	177	10,479	419
Non-owner occupied	11,238	137	11,315	412
Multifamily	2,390	36	2,402	114
	24,661	350	24,196	945
Consumer real estate
Home equity lines	1,093	7	1,093	36
Secured by 1-4 family residential
First deed of trust	14,479	128	14,531	478
Second deed of trust	974	12	978	37
	16,546	147	16,602	551
Commercial and industrial loans
(except those secured by real estate)	472	9	430	22
Consumer and other	138	2	142	7
	$47,566	$576	$47,982	$1,743

With an allowance recorded
Construction and land development
Commercial	1,523	-	1,525	6
Commercial real estate
Non-Owner occupied	1,089	13	1,089	44
Farmland	565	-	569	1
	1,654	13	1,658	45
Consumer real estate
Home equity lines	-	-	-	-
Secured by 1-4 family residential
First deed of trust	237	-	269	-
Second deed of trust	136	2	136	4
	373	2	405	4
Commercial and industrial loans
(except those secured by real estate)	418	4	246	7
	3,968	19	3,834	62

Total
Construction and land development
Commercial	7,272	68	8,137	224
	7,272	68	8,137	224
Commercial real estate
Owner occupied	11,033	177	10,479	419
Non-owner occupied	12,327	150	12,404	456
Multifamily	2,390	36	2,402	114
Farmland	565	-	569	1
	26,315	363	25,854	990
Consumer real estate
Home equity lines	1,093	7	1,093	36
Secured by 1-4 family residential,
First deed of trust	14,716	128	14,800	478
Second deed of trust	1,110	14	1,114	41
	16,919	149	17,007	555
Commercial and industrial loans
(except those secured by real estate)	890	13	676	29
Consumer and other	138	2	142	7
	$51,534	$595	$51,816	$1,805

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

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
September 30, 2014
Construction and land development
Residential	$7	$-	$7	$-
Commercial	3,977	3,833	144	26
	3,984	3,833	151	26
Commercial real estate
Owner occupied	6,356	6,022	334	324
Non-owner occupied	9,024	9,024	-	108
Multifamily	2,336	2,336	-	-
	17,716	17,382	334	432
Consumer real estate
Home equity lines	160	-	160	-
Secured by 1-4 family residential	-
First deeds of trust	7,170	4,995	2,175	341
Second deeds of trust	719	614	105	44
	8,049	5,609	2,440	385
Commercial and industrial loans
(except those secured by real estate)	240	104	136	12
Consumer and other	17	-	17	-
	$30,006	$26,928	$3,078	$855

Number of loans	112	77	35	25

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2013
Construction and land development
Residential	$216	$216	$-	$-
Commercial	4,922	3,393	1,528	211
	5,138	3,609	1,528	211
Commercial real estate
Owner occupied	10,377	9,010	1,367	374
Non-owner occupied	9,973	9,568	404	137
Multifamily	2,373	2,373	-	-
	22,723	20,951	1,771	511
Consumer real estate
Home equity lines	160	-	160	-
Secured by 1-4 family residential
First deeds of trust	7,296	3,230	4,066	383
Second deeds of trust	691	324	367	-
	8,147	3,554	4,593	383
Commercial and industrial loans
(except those secured by real estate)	256	121	135	9
Consumer and other	21	-	21	-
	$36,285	$28,235	$8,048	$1,114

Number of loans	115	62	53	23

The following table provides information about TDRs identified during the indicated periods (dollars in thousands):

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Construction and land development
Residential	-	$-	$-	-	$-	$-
Commercial	1	45	45	6	2,991	2,991
	1	45	45	6	2,991	2,991
Commercial real estate
Owner occupied	2	743	743	4	1,087	1,087
Non-owner occupied		-	-	-	-	-
	2	743	743	4	1,087	1,087
Consumer real estate
Home equity lines	-	-	-	-	-	-
Secured by 1-4 family residential
First deed of trust	7	729	729	16	2,266	2,266
Second deed of trust	2	105	105	2	162	162
	9	834	834	18	2,428	2,428

Consumer and other	-	-	-	1	382	382
	12	$1,622	$1,622	29	$6,888	$6,888

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Commercial real estate
Owner occupied	-	$-	$-	4	$2,256	$2,256
	-	-	-	4	2,256	2,256
Consumer real estate
Secured by 1-4 family residential
First deed of trust	3	372	372	5	715	715
Second deed of trust	2	105	105	2	162	162
	5	477	477	7	877	877
Commercial and industrial
(except those secured by real estate)				-	-	-
	5	$477	$477	11	$3,133	$3,133

The following table summarizes defaults on TDRs identified for the three and nine months ended September 30, 2014 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Number of	Recorded	Number of	Recorded
	Loans	Balance	Loans	Balance

Cosntruction and land development
Commercial	-	$-	1	$45
	-	-	1	45
Commercial real estate
Owner occupied	-	-	1	334
	-	-	1	334
Consumer real estate:
Secured by 1-4 family residential
First deed of trust	1	186	5	541
Second deed of trust	2	105	2	105
	3	291	7	646

Total	3	$291	9	$1,025

Activity in the allowance for loan losses is as follows for the periods indicated (dollars in thousands):

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2014
Construction and land development
Residential	$141	$-	$-	$-	$141
Commercial	770	-	-	27	797
	911	-	-	27	938
Commercial real estate
Owner occupied	1,245	-	-	-	1,245
Non-owner occupied	(15)	-	-	1	(14)
Multifamily	17	-	-	-	17
Farmland	409	-	-	-	409
	1,656	-	-	1	1,657
Consumer real estate
Home equity lines	225	-	(52)	12	185
Secured by 1-4 family residential
First deed of trust	1,744	-	(39)	9	1,714
Second deed of trust	440	-	-	5	445
	2,409	-	(91)	26	2,344
Commercial and industrial loans
(except those secured by real estate)	678	-	-	13	691
Consumer and other	27	-	(3)	4	28

	$5,681	$-	$(94)	$71	$5,658

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2013
Construction and land development
Residential	$596	$-	$-	$-	$596
Commercial	4,777	-	(175)	35	4,637
	5,373	-	(175)	35	5,233
Commercial real estate
Owner occupied	1,126	-	(128)	-	998
Non-owner occupied	307	-	-	-	307
Multifamily	23	-	-	-	23
Farmland	808	-	(448)	-	360
	2,264	-	(576)	-	1,688
Consumer real estate
Home equity lines	415	-	(22)	9	402
Secured by 1-4 family residential
First deed of trust	504	-	(127)	1	378
Second deed of trust	14	-	-	-	14
	933	-	(149)	10	794
Commercial and industrial loans
(except those secured by real estate)	947	-	(115)	24	856
Consumer and other	93	-	(39)	3	57

	$9,610	$-	$(1,054)	$72	$8,628

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Nine Months Ended September 30, 2014
Construction and land development
Residential	$135	$5	$-	$1	$141
Commercial	1,274	(421)	(100)	44	797
	1,409	(416)	(100)	45	938
Commercial real estate
Owner occupied	1,200	653	(608)	-	1,245
Non-owner occupied	670	(470)	(238)	24	(14)
Multifamily	19	(2)	-	-	17
Farmland	337	168	(96)	-	409
	2,226	349	(942)	24	1,657
Consumer real estate
Home equity lines	424	223	(476)	14	185
Secured by 1-4 family residential
First deed of trust	1,992	(65)	(277)	64	1,714
Second deed of trust	394	12	(76)	115	445
	2,810	170	(829)	193	2,344
Commercial and industrial loans
(except those secured by real estate)	724	45	(168)	90	691
Consumer and other	70	(48)	(8)	14	28

	$7,239	$100	$(2,047)	$366	$5,658

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Nine Months Ended September 30, 2013
Construction and land development
Residential	$495	$-	$-	$101	$596
Commercial	4,611	15	(270)	281	4,637
	5,106	15	(270)	382	5,233
Commercial real estate
Owner occupied	1,359	-	(404)	43	998
Non-owner occupied	817	-	(510)	-	307
Multifamily	23	-	-	-	23
Farmland	-	808	(448)	-	360
	2,199	808	(1,362)	43	1,688
Consumer real estate
Home equity lines	658	-	(266)	10	402
Secured by 1-4 family residential
First deed of trust	1,358	-	(1,002)	22	378
Second deed of trust	224	-	(215)	5	14
	2,240	-	(1,483)	37	794
Commercial and industrial loans
(except those secured by real estate)	1,162	-	(466)	160	856
Consumer and other	101	-	(52)	8	57

	$10,808	$823	$(3,633)	$630	$8,628

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2013
Construction and land development
Residential	$495	$(462)	$-	$102	$135
Commercial	4,611	(3,482)	(279)	424	1,274
	5,106	(3,944)	(279)	526	1,409
Commercial real estate
Owner occupied	1,359	252	(454)	43	1,200
Non-owner occupied	817	452	(619)	20	670
Multifamily	23	(4)	-	-	19
Farmland	-	1,233	(896)	-	337
	2,199	1,933	(1,969)	63	2,226
Consumer real estate
Home equity lines	658	23	(266)	9	424
Secured by 1-4 family residential
First deed of trust	1,358	2,493	(1,953)	94	1,992
Second deed of trust	224	498	(367)	39	394
	2,240	3,014	(2,586)	142	2,810
Commercial and industrial loans
(except those secured by real estate)	1,162	145	(760)	177	724
Consumer and other	101	25	(65)	9	70

	$10,808	$1,173	$(5,659)	$917	$7,239

Loans were evaluated for impairment as follows for the periods indicated (dollars in thousands):

	Loans Evaluated for Impairment
	Individually	Collectively	Total

Nine Months Ended September 30, 2014
Construction and land development
Residential	$546	$4,046	$4,592
Commercial	14,264	10,871	25,135

Commercial real estate
Owner occupied	38,797	19,478	58,275
Non-owner occupied	30,929	8,876	39,805
Multifamily	8,305	2,714	11,019
Farmland	768	575	1,343

Consumer real estate
Home equity lines	2,063	18,212	20,275
Secured by 1-4 family residential
First deed of trust	7,075	56,350	63,425
Second deed of trust	514	7,613	8,127

Commercial and industrial loans
(except those secured by real estate)	8,751	13,720	22,471
Consumer and other	-	20,656	20,656

	$112,012	$163,111	$275,123

Year Ended December 31, 2013
Construction and land development
Residential	$576	$2,355	$2,931
Commercial	15,592	12,587	28,179

Commercial real estate
Owner occupied	53,126	20,458	73,584
Non-owner occupied	34,367	9,501	43,868
Multifamily	9,363	2,197	11,560
Farmland	778	685	1,463

Consumer real estate
Home equity lines	1,382	19,864	21,246
Secured by 1-4 family residential
First deed of trust	8,969	57,904	66,873
Second deed of trust	533	8,142	8,675

Commercial and industrial loans
(except those secured by real estate)	10,845	15,409	26,254
Consumer and other	-	1,930	1,930

	$135,531	$151,032	$286,563

Note 6 – Deposits

Deposits as of September 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	%	Amount	%

Demand accounts	$65,218	17.1%	$57,244	14.7%
Interest checking accounts	42,196	11.1%	43,691	11.2%
Money market accounts	66,361	17.4%	63,357	16.2%
Savings accounts	20,032	5.3%	20,229	5.2%
Time deposits of $100,000 and over	83,694	22.0%	94,245	24.1%
Other time deposits	103,163	27.1%	111,862	28.6%

Total	$380,664	100.0%	$390,628	100.0%

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at September 30, 2014 was 2.38%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at September 30, 2014 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at September 30, 2014 was 1.63%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the Trust Preferred Capital Notes not considered as Tier 1 capital may be included in Tier 2 capital.

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends. In consideration of our agreements with our regulators, which require regulatory approval to make interest payments on these securities, the Company has deferred an aggregate of $1,009,712 in interest payments on the junior subordinated debt securities as of September 30, 2014. The Company has been deferring interest payments since June 2011. Although we elected to defer payment of the interest due, the amount has been accrued and is included in interest expense in the consolidated statement of operations.

Note 8 – Stock incentive plan

The Company has a stock incentive plan which authorizes the issuance of up to 48,750 shares of common stock (after the reverse stock split) to assist the Company in recruiting and retaining key personnel.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Nine Months Ended September 30,
	2014				2013
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	6,210	$99.03	$59.21		15,977	$151.68	$75.20
Granted	884	25.28	15.52		2,638	25.28	9.76
Forfeited	(264)	25.28	80.33		(188)	123.20	79.84
Exercised	-	-	-		-	-	-
Options outstanding, end of period	6,830	$92.34	$52.74	$-	18,427	$150.40	$64.96	$-
Options exercisable, end of period	5,318				16,008

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the Incentive Plan as of September 30, 2014 and 2013 was $355,274 and $115,764, respectively. The time based unamortized compensation of $355,274 is expected to be recognized over a weighted average period of 2.74 years.

Stock-based compensation expense was $62,304 and $5,963 for the nine months ended September 30, 2014 and 2013, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates:

	Fair Value Measurement
	at September 30, 2014 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Treasuries	$7,582	$-	7,582	$-
US Government Agencies	34,614	-	34,614	-
Mortgage-backed securities	558	-	558	-
Municipals	12,761	-	12,761	-
Residential loans held for sale	7,298	-	7,298	-
			-
Financial Assets - Non-Recurring
Impaired loans	36,474	-	33,836	2,638
Real estate owned	14,003	-	13,356	647

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

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at September 30, 2014:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
	(In thousands)

Impaired loans - real estate secured	$1,790	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)
Impaired loans - non-real estate secured	$848	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of marketability or practical life	0%-50% (20%)
Real estate owned	$647	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

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

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

		September 30,		December 31,
		2014		2013
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$13,895	$13,895	$15,221	$15,221
Cash equivalents	Level 2	30,937	30,937	24,988	24,988
Investment securities available for sale	Level 2	55,515	55,515	57,748	57,748
Federal Home Loan Bank stock	Level 2	1,073	1,073	1,417	1,417
Loans	Level 2	238,649	238,676	233,075	236,582
Impaired loans	Level 2	33,836	33,836	42,679	42,679
Impaired loans	Level 3	2,638	2,638	4,253	4,253
Other real estate owned	Level 2	13,356	13,356	15,405	15,405
Other real estate owned	Level 3	647	647	1,337	1,337
Accrued interest receivable	Level 2	1,567	1,567	1,486	1,486

Financial liabilities
Deposits	Level 2	380,664	381,571	390,628	391,814
FHLB borrowings	Level 2	14,000	14,015	18,000	18,212
Trust preferred securities	Level 2	8,764	7,274	8,764	7,274
Other borrowings	Level 2	1,835	1,836	2,713	3,289
Accrued interest payable	Level 2	1,120	1,120	1,093	1,093

Note 10 – Capital Resources

On May 1, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 14,738 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $4.00 per share, having a liquidation preference of $1,000 per share (the “preferred stock”) and (ii) a warrant (the “Warrant”) to purchase 31,190 shares of the Company’s common stock at an initial exercise price of $4.43 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $14,738,000 in cash. The fair value of the preferred stock was estimated using discounted cash flow methodology at an assumed market equivalent rate of 13%, with 20 quarterly payments over a five year period, and was determined to be $10,208,000. The fair value of the warrant was estimated using the Black-Scholes option pricing model, with assumptions of 25% volatility, a risk-free rate of 2.03%, a yield of 6.162% and an estimated life of 5 years, and was determined to be $534,000. The aggregate fair value for both the preferred stock and common stock warrants was determined to be $10,742,000 with 95% of the aggregate attributable to the preferred stock and 5% attributable to the common stock warrant. Therefore, the $14,738,000 issuance was allocated with $14,006,000 being assigned to the preferred stock and $732,000 being allocated to the common stock warrant. The difference between the $14,738,000 face value of the preferred stock and the amount allocated of $14,006,000 to the preferred stock is being accreted as a discount on the preferred stock using the effective interest rate method over five years.

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

As required by the Federal Reserve Bank of Richmond (the “Reserve Bank”), the Company notified the U.S. Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The total arrearage on such preferred stock as of September 30, 2014 was $3,243,600. This amount has been accrued for and is included in other liabilities in the consolidated balance sheet.

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

On August 6, 2014, the Company filed Articles of Amendment to its Articles of Incorporation with the Virginia State Corporation Commission to effect a reverse stock split of its outstanding common stock which became effective on August 8, 2014. As a result of the reverse split, every sixteen shares of the Company’s issued and outstanding common stock were consolidated into one issued and outstanding share of common stock.

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

The Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2014	2013

Undisbursed credit lines	$34,398	$37,474
Commitments to extend or originate credit	15,253	10,581
Standby letters of credit	1,571	2,192

Total commitments to extend credit	$51,222	$50,247

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

Since entering into the Order and the Written Agreement, the Company has taken numerous steps to comply with their terms. As of September 30, 2014, we believe we have complied with all requirements of the Order and the Written Agreement with the exception of the capital requirements in the Order and correction of noncompliance with Section 23A of Regulation W of the Federal Reserve Act in the Written Agreement.

Note 12 – Income Taxes

The net deferred tax asset is included in other assets on the balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. Management determined that as of September 30, 2014, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance for the entire net deferred tax asset that is dependent on future earnings of the Company of approximately $12,214,000.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

•	the inability of the Company and the Bank to comply with the requirements of agreements with and orders from its regulators;
•	the inability to reduce nonperforming assets consisting of nonaccrual loans and foreclosed real estate;
•	our inability to improve our regulatory capital position;
•	the risks of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
•	changes in assumptions underlying the establishment of allowances for loan losses, and other estimates;
•	changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, soundness of other financial institutions we do business with;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	a decline in loan volume of Village Bank Mortgage Corporation as a result of the activity in the residential real estate market;
•	legislative and regulatory changes, including the Dodd-Frank Act Wall Street Reform and Consumer Protection Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverages;
•	exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;
•	the effects of future economic, business and market conditions;
•	governmental monetary and fiscal policies;
•	changes in accounting policies, rules and practices;
•	maintaining capital levels adequate to remain well capitalized;
•	reliance on our management team, including our ability to attract and retain key personnel;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	demand, development and acceptance of new products and services;
•	problems with technology utilized by us;
•	changing trends in customer profiles and behavior; and
•	other factors described from time to time in our reports filed with the Securities and Exchange Commission (“SEC”).

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

Although we endeavor to minimize the credit risk inherent in the Company’s loan portfolio, we must necessarily make various assumptions and judgments about the collectability of the loan portfolio based on our experience and evaluation of economic conditions. If such assumptions or judgments prove to be incorrect, the current allowance for loan losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income. In 2013 and continuing through the third quarter of 2014, the provision for loan losses declined substantially from previous years as we resolved nonperforming loans and real estate values have recovered somewhat.

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at September 30, 2014 and December 31, 2013 and the results of operations for the Company for the three and nine months ended September 30, 2014 and 2013. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly report.

Summary

For the three months ended September 30, 2014, the Company had net income of $134,000 and net loss available to common shareholders of $411,000 or $1.23 per fully diluted share, compared to net loss of $267,000 and net loss available to common shareholders of $488,000, or $1.84 per fully diluted share, for the same period in 2013. For the nine months ended September 30, 2014, the Company had a net loss totaling $701,000 and a net loss available to common shareholders of $1,763,000, or $5.28 per fully diluted share, compared to net loss totaling $189,000 and a net loss available to common shareholders of $853,000, or $3.21 per share on a fully diluted share, for the same period in 2013. The computation of basic and diluted earnings per share has been adjusted retroactively for all periods presented to reflect the reverse stock split in August 2014. As indicated in the following table, there were significant decreases in income and expense items when comparing the 2014 results to the 2013 results (in thousands):

(in thousands):

	Affect on Income
	Three Months	Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2014
Decreases in
Net interest income	$(376)	$(1,719)
Provision for loan losses	-	723
Gains on loan sales	(836)	(3,001)
Gains on asset sales	-	(595)
Gains on sale of investments	-	(231)
Salaries and benefits	637	1,577
Expenses related to foreclosed real estate	937	2,525

	$362	$(721)

The decline in net interest income reflects the decline in average loans outstanding, which averaged $275,157,000 for the first nine months of 2014 compared to $321,721,000 for the same period in 2013. In 2013, the loan portfolio declined primarily due to charge-offs of nonperforming loans as well as an unfavorable lending market; however, the decline in our loan portfolio for 2014 was primarily due to scheduled payments as well as some large payoffs that were not anticipated as other banks provided more favorable terms. The decreases in the provision for loan losses and the expenses related to foreclosed property are attributable to stabilization of the loan portfolio and an improving real estate market. The gains on loan sales as well as the decline in salaries and benefits (commissions paid to loan officers) are a result of a decline in mortgage production by our mortgage company. Our mortgage company’s profit decreased by $399,000 in the third quarter of 2014 compared to 2013 due to the mortgage company closing $42,918,000 in mortgage loans in the third quarter of 2014 compared to $76,947,000 in the third quarter of 2013.

Our cost of deposits declined from 0.97% for the third quarter of 2013 to 0.93% for the third quarter of 2014. This decline in cost of deposits is a result of the repricing of higher cost certificates of deposit during the low interest rate environment that has existed for the last three years as well as an effort to change our deposit mix so that we are not so dependent on higher cost deposits.

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

Net interest income of $3,408,000 for the third quarter of 2014 represents a decrease of $376,000, or 10%, compared to the same period in 2013. This decline is primarily due to a decrease in average loans outstanding of $30,221,000.

Net interest income of $9,874,000 for the first nine months of 2014 represents a decrease of $1,719,000, or 15%, compared to the same period in 2013. This decline is primarily due to a decrease in average loans outstanding of $45,564,000.

Average interest-bearing liabilities for the three and nine month periods decreased by $35,487,000, or 9%, and $43,363,000, or 11%, respectively. These declines were primarily a result of declines in deposits of $27,648,000 for the three month period and $33,688,000 for the nine month period. The average cost of interest-bearing liabilities decreased to 1.03% for the nine months ended September 30, 2014 from 1.16% for the nine months ended September 30, 2013. The principal reason for the decrease in liability costs was the maintenance of short-term interest rates at a low level by the Board of Governors of the Federal Reserve System. The continuing low interest rates have allowed us to reduce our costs of funds as certificates of deposit and borrowings mature. See our discussion of interest rate sensitivity below for more information.

In the third quarter we determined that amounts previously accrued as interest expense representing compounding on unpaid preferred stock dividends should have been recorded as additional dividends. This had no effect on our capital (as interest expense and dividends increase retained deficit) but did result in higher interest expense. Because the amount involved was not significant, we adjusted interest expense by $144,000 in the third quarter of 2014, which represented the amount of interest expense that should have been recorded as dividends through June 30, 2014. This had the effect of increasing our third quarter income by $144,000, however did not have any effect on the income to common shareholders.

The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial services industry to determine how profitably earning assets are funded. Our net interest margin over the last several quarters is provided in the following table:

Net
Interest
Quarter Ended	Margin

September 30, 2013	3.69%
December 31, 2013	3.66%
March 31, 2014	3.60%
June 30, 2014	3.41%
September 30, 2014	3.46%

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

Average Balance Sheet

(in thousands)

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$273,645	$3,695	5.36%	$303,866	$4,293	5.61%
Loans held for sale	11,186	119	4.22%	14,798	166	4.45%
Investment securities	56,645	304	2.13%	58,054	324	2.21%
Federal funds and other	32,923	19	0.23%	30,097	18	0.24%
Total interest earning assets	374,399	4,137	4.38%	406,815	4,801	4.68%

Allowance for loan losses and deferred fees	(5,714)			(9,381)
Cash and due from banks	12,086			11,649
Premises and equipment, net	13,147			23,743
Other assets	48,216			36,499
Total assets	$442,134			$469,325

Interest bearing deposits
Interest checking	$42,423	$20	0.19%	$42,261	$20	0.19%
Money market	67,257	64	0.38%	64,776	33	0.20%
Savings	20,016	9	0.18%	20,995	10	0.19%
Certificates	190,890	658	1.37%	220,202	787	1.42%
Total	320,586	751	0.93%	348,234	850	0.97%
Borrowings(1)	25,770	122	1.88%	33,609	167	1.97%
Total interest bearing liabilities	346,356	873	1.00%	381,843	1,017	1.06%
Noninterest bearing deposits	63,784			58,614
Other liabilities	12,596			6,739
Total liabilities	422,736			447,196
Equity capital	19,398			22,129
Total liabilities and capital	$442,134			$469,325

Net interest income before provision for loan losses		$3,264			$3,784

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.38%			3.62%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.46%			3.69%

Average Balance Sheet

(in thousands)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$275,157	$11,301	5.49%	$321,721	$13,746	5.71%
Loans held for sale	8,680	278	4.28%	15,963	478	4.00%
Investment securities	58,004	958	2.21%	44,203	751	2.27%
Federal funds and other	36,636	64	0.23%	41,683	71	0.23%
Total interest earning assets	378,477	12,601	4.45%	423,570	15,046	4.75%

Allowance for loan losses and deferred fees	(6,415)			(9,925)
Cash and due from banks	12,490			12,324
Premises and equipment, net	12,926			24,370
Other assets	46,824			37,074
Total assets	$444,302			$487,413

Interest bearing deposits
Interest checking	$42,456	$58	0.18%	$42,654	$81	0.25%
Money market	66,620	187	0.38%	65,453	143	0.29%
Savings	20,557	28	0.18%	20,734	50	0.32%
Certificates	197,736	2,031	1.37%	232,216	2,568	1.48%
Total	327,369	2,304	0.94%	361,057	2,842	1.05%
Borrowings (1)	27,811	567	2.73%	37,486	611	2.18%
Total interest bearing liabilities	355,180	2,871	1.08%	398,543	3,453	1.16%
Noninterest bearing deposits	60,577			57,484
Other liabilities	9,487			7,289
Total liabilities	425,244			463,316
Equity capital	19,058			24,097
Total liabilities and capital	$444,302			$487,413
	-
Net interest income before provision for loan losses		$9,730			$11,593

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.37%			3.59%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.44%			3.66%

(1) Interest expense on borrowings for the three and nine month periods ended September 30, 2014 has been adjusted for the reclassification of $144,000 from interest expense to dividends related to preferred stock reflected as a reduction of interest expense in those periods.

Provision for loan losses

The Company did not record a provision for loan losses for the three months ended September 30, 2014 and 2013. The provision for loan losses for the nine months ended September 30, 2014 was $100,000 compared to $823,000 for the nine months ended September 30, 2013. The decline in the provision for loan losses for the nine month period of 2014 was primarily driven by a $24,934,000 decline in net loans outstanding from September 30, 2013 to September 30, 2014 as well as a decline in the impairment on specific nonperforming loans. While we are encouraged by this decline in the provision for loan losses as well as a decline in classified assets, overall asset quality continues to be a concern as there continues to be uncertainty in the economy and the level of nonperforming assets remains significant.

Noninterest income

Noninterest income decreased from $3,085,000 for the three months ended September 30, 2013 to $2,190,000 for the three months ended September 30, 2014, a decrease of $895,000, or 29%. This decrease in noninterest income was primarily the result of lower gains on sales from decreased loan production by our mortgage banking subsidiary of $836,000. Noninterest income also decreased from $10,113,000 for the first nine months of 2013 to $6,185,000 for the first nine months of 2014, a decrease of $3,928,000, or 39%. The decrease in noninterest income is primarily a result of lower gains on sale of loans of $3,001,000, a lower gain on the sale of investments of $231,000 and the gain on the sale of the Robious branch of $598,000 in the first quarter of 2013.

Noninterest expense

Noninterest expense for the three months ended September 30, 2014 was $5,464,000 compared to $7,136,000 for the three months ended September 30, 2013, a decrease of $1,672,000 or 23%. The more significant decreases occurred in salaries and benefits of $637,000 and expenses related to foreclosed real estate of $937,000. Noninterest expense for the nine months ended September 30, 2014 was $16,660,000 compared to $21,072,000 for the nine months ended September 30, 2013, a decrease of $4,412,000 or 21%. The more significant decreases occurred in salaries and benefits of $1,577,000 and expenses related to foreclosed assets of $2,525,000. The decrease in salaries and benefits for the three and nine month periods is attributable to the decrease in salaries and commissions paid to mortgage loan officers from the decreased loan production by our mortgage banking subsidiary as well as reductions in Bank staff. The decrease in expenses related to foreclosed real estate for the three and nine month periods is a result of our higher write downs and the disposition of significant collateral in 2013 as well as an improving real estate market.

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

The net deferred tax asset is included in other assets on the balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. Management determined that as of December 31, 2013, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance on its net deferred tax asset that is dependent on future earnings of the Company of approximately $11,940,000. At September 30, 2014, management continues to believe that the objective negative evidence represented by the Company’s continued losses in the third quarter outweighed the more subjective positive evidence and, as a result, recognized an addition to the valuation allowance on its net deferred tax asset of approximately $274,000 resulting in a total valuation allowance at September 30, 2014 of $12,214,000. The net operating losses available to offset future taxable income amounted to $21,712,000 at September 30, 2014 and expire at the end of 2031.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. Due to the Company’s adjusted capital level we were not subject to franchise tax expense for the nine months ended September 30, 2014 and 2013.

Balance Sheet Analysis

Our total assets decreased to $433,005,000 at September 30, 2014 from $444,173,000 at December 31, 2013, a decrease of $11,168,000, or 2.5%. The decrease in loans was the primary driver of this decline. Net portfolio loans decreased by $9,876,000 during the first nine months of 2014 primarily a result of large loan payoffs. Investment securities also contributed to the decrease in assets with a decrease of $2,233,000.

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

The Company’s real estate loan portfolios, which represent approximately 84% of all loans, are secured by mortgages on real property located principally in the Commonwealth of Virginia. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. The Company’s commercial loan portfolio represents approximately 8% of all loans. Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent 8% of the total.

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
Construction and land development
Residential	$4,592	1.67%	$2,931	1.02%
Commercial	25,135	9.15%	28,179	9.84%
	29,727	10.80%	31,110	10.86%
Commercial real estate
Owner occupied	58,275	21.17%	73,584	25.68%
Non-owner occupied	39,805	14.47%	43,868	15.31%
Multifamily	11,019	4.01%	11,560	4.03%
Farmland	1,343	0.49%	1,463	0.51%
	110,442	40.13%	130,475	45.53%
Consumer real estate
Home equity lines	20,275	7.37%	21,246	7.41%
Secured by 1-4 family residential
First deed of trust	63,425	23.05%	66,873	23.34%
Second deed of trust	8,127	2.95%	8,675	3.03%
	91,827	33.39%	96,794	33.78%
Commercial and industrial loans
(except those secured by real estate)	22,471	8.17%	26,254	9.16%
Consumer and other	20,656	7.51%	1,930	0.67%

Total loans	275,123	100.0%	286,563	100.0%
Deferred loan cost, net	666		683
Less: allowance for loan losses	(5,658)		(7,239)

	$270,131		$280,007

The decline in our total loan portfolio for the first nine months of 2014 was primarily due to scheduled payments as well as some large payoffs during the period. Although total loans have decreased, our consumer loans have increased by $18,726,000. The Bank purchased a portfolio of rehabilitated student loans guaranteed by the Department of Education (“DOE”) totaling approximately $19 million on July 29, 2014. The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs. The Bank used excess liquidity to purchase the loans.

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

The allowance for loan losses at September 30, 2014 was $5,658,000, compared to $7,239,000 at December 31, 2013. The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at September 30, 2014 and December 31, 2013 was 2.06% and 2.52%, respectively. The decrease in the allowance for loan losses for the first nine months of 2014 was primarily a result of charge-offs recognized during the quarter for which specific provisions for loan losses had been previously provided. We believe the amount of the allowance for loan losses at September 30, 2014 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Nine Months Ended
	September 30,
	2014	2013

Beginning balance	$7,239	$10,808
Provision for loan losses	100	823
Charge-offs
Construction and land development
Commercial	(100)	(270)
Commercial real estate
Owner occupied	(608)	(404)
Non-owner occupied	(238)	(510)
Farmland	(96)	(448)
Consumer real estate
Home equity lines	(476)	(266)
Secured by 1-4 family residential
First deed of trust	(277)	(1,002)
Second deed of trust	(76)	(215)
Commercial and industrial
(except those secured by real estate)	(168)	(466)
Consumer and other	(8)	(52)
	(2,047)	(3,633)
Recoveries
Construction and land development
Residential	1	101
Commercial	44	281
Commercial real estate
Owner occupied	-	43
Non-owner occupied	24	-
Consumer real estate
Home equity lines	14	10
Secured by 1-4 family residential
First deed of trust	64	22
Second deed of trust	115	5
Commercial and industrial
(except those secured by real estate)	90	160
Consumer and other	14	8
	366	630
Net charge-offs	(1,681)	(3,003)

Ending balance	$5,658	$8,628

Loans outstanding at end of period(1)	$275,123	$303,693
Ratio of allowance for loan losses as a percent of loans outstanding at end of period	2.06%	2.84%

Average loans outstanding for the period(1)	$275,157	$321,721
Ratio of net charge-offs to average loans outstanding for the period	0.61%	0.93%

(1) Loans are net of unearned income.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	September 30,	December 31,	September 30,
	2014	2013	2013

Nonaccrual loans	$9,547	$18,647	$22,490
Foreclosed properties	14,003	16,742	19,652
Total nonperforming assets	$23,550	$35,389	$42,142

Restructured loans still accruing	$26,923	$28,236	$28,474

Loans past due 90 days and still accruing (not included in nonaccrual loans above)	$-	$60	$-

Nonperforming assets to loans (1)	8.6%	12.3%	13.9%

Nonperforming assets to total assets	5.4%	8.0%	9.2%

Allowance for loan losses to nonaccrual loans	59.3%	38.8%	38.4%

(1) Loans are net of deferred fees and costs.

The following table presents an analysis of the changes in nonperforming assets for the nine months ended September 30, 2014 (in thousands):

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2013	$18,647	$16,742	$35,389
Additions	5,840	780	6,620
Loans placed back on accrual	(6,877)	-	(6,877)
Transfers to OREO	(5,090)	5,090	-
Repayments	(1,140)	-	(1,140)
Charge-offs	(1,833)	(751)	(2,584)
Sales	-	(7,858)	(7,858)

Balance September 30, 2014	$9,547	$14,003	$23,550

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

Of the total nonaccrual loans of $9,547,000 at September 30, 2014 that were considered impaired, 13 loans totaling $1,572,000 had specific allowances for loan losses totaling $460,000. This compares to $18,647,000 in nonaccrual loans at December 31, 2013 of which 18 loans totaling $4,647,000 had specific allowances for loan losses of $1,189,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $333,000 and $1,980,000 for the nine months ended September 30, 2014 and 2013, respectively.

Deposits

Deposits as of September 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	%	Amount	%

Demand accounts	$65,218	17.1%	$57,244	14.7%
Interest checking accounts	42,196	11.1%	43,691	11.2%
Money market accounts	66,361	17.4%	63,357	16.2%
Savings accounts	20,032	5.3%	20,229	5.2%
Time deposits of $100,000 and over	83,694	22.0%	94,245	24.1%
Other time deposits	103,163	27.1%	111,862	28.6%

Total	$380,664	100.0%	$390,628	100.0%

Total deposits decreased by $9,964,000, or 2.6% from $390,628,000 at December 31, 2013 to $380,664,000 at September 30, 2014, as compared to a decrease of $34,727,000, or 8.0%, during the first nine months of 2013. Checking and savings accounts increased by $6,282,000, money market accounts increased by $3,004,000 and time deposits decreased by $19,250,000. The decline in time deposits was a result of repricing maturing time deposits at rates below market for noncore depositors. The cost of our interest-bearing deposits declined to 0.94% for the first nine months of 2014 compared to 1.05% for the first nine months of 2013.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $14,000,000 and $18,000,000 at September 30, 2014 and December 31, 2013, respectively. The FHLB advances are secured by the pledge of residential mortgage loans, investment securities and our FHLB stock.

Capital resources

Stockholders’ equity at September 30, 2014 was $18,735,000, compared to $18,244,000 at December 31, 2013. The $491,000 increase in equity during the first nine months of 2014 was primarily due to the reduction in accumulated other comprehensive loss of $2,150,000, offset by the net loss available to common shareholders of $1,763,000.

On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under its Capital Purchase Program (the “TARP Program”). Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 31,190 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Program carried a 5% dividend until May 1, 2014, and now carries a 9% dividend. In November 2013, the Company participated in a successful auction of the preferred stock by the Treasury that resulted in the purchase of the preferred stock by private and institutional investors. The Treasury continues to own the warrants.

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

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the TARP Program preferred stock or trust preferred capital notes without prior regulatory approval. In addition, the Consent Order with the Supervisory Authorities provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction in capital, without regulatory approval. At September 30, 2014, the aggregate amount of all of the Company’s total accrued but deferred dividend payments on the preferred stock was $3,243,600.

On December 4, 2013, the Company issued 67,907 new shares of common stock through a private placement to directors and executive officers. The sale raised $1,684,075 in new capital for the Company. The $24.80 sale price for the common shares was equal to the stock’s book value at September 30, 2013, which represented a 30% premium over the closing price of the stock on December 3, 2013.

On August 6, 2014, the Company filed Articles of Amendment to its Articles of Incorporation with the Virginia State Corporation Commission to effect a reverse stock split of its outstanding common stock. The Articles of Amendment which became effective on August 8, 2014. As a result of the reverse split, every sixteen shares of the Company’s issued and outstanding common stock were consolidated into one issued and outstanding share of common stock.

The following table presents the composition of regulatory capital and the capital ratios for the Company at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2014	2013

Tier 1 capital
Total equity capital	$18,735	$18,244
Net unrealized loss on available-for-sale securities	1,609	3,752
Defined benefit postretirement plan	79	86
Qualifying trust preferred securities	1,675	2,240
Disallowed intangible assets	(222)	(295)
Total Tier 1 capital	21,876	24,027

Tier 2 capital
Qualifying trust preferred securities	7,089	6,524
Allowance for loan losses	3,685	4,101
Total Tier 2 capital	10,774	10,625

Total risk-based capital	32,650	34,652

Risk-weighted assets	$292,859	$324,965

Average assets	$435,426	$451,734

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	5.02%	5.32%
Tier 1 capital to risk-weighted assets	7.47%	7.39%
Total capital to risk-weighted assets	11.15%	10.66%
Equity to total assets	4.33%	4.11%

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2014	2013

Tier 1 capital
Total bank equity capital	$29,357	$27,574
Net unrealized loss on available-for-sale securities	1,609	3,752
Defined benefit postretirement plan	79	86
Disallowed intangible assets	(222)	(295)
Total Tier 1 capital	30,823	31,117

Tier 2 capital
Allowance for loan losses	3,652	4,075
Total Tier 2 capital	3,652	4,075

Total risk-based capital	34,475	35,192

Risk-weighted assets	$290,151	$322,853

Average assets	$433,337	$449,606

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	7.11%	6.92%
Tier 1 capital to risk-weighted assets	10.62%	9.64%
Total capital to risk-weighted assets	11.88%	10.90%
Equity to total assets	6.83%	6.19%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank met the ratio requirements to be categorized “well capitalized” institution as of September 30, 2014 and December 31, 2013. However, due to the minimum capital ratios required by the Consent Order, the Bank currently is considered adequately capitalized. The Consent Order requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 11%. At September 30, 2014, the Bank’s leverage ratio was 7.11% and the total capital to risk weighted assets ratio was 11.88%. As required by the Consent Order, the Bank has provided a capital plan to the Supervisory Authorities that demonstrates how the Bank will come into compliance with the required minimum capital ratios set forth in the Consent Order. When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29. In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

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

At September 30, 2014, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $100,347,000, or 23% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $20,030,000 of these securities are pledged against current and potential fundings.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $17 million for which there were no borrowings against the lines at September 30, 2014.

At September 30, 2014, we had commitments to originate $51,222,000 of loans. Fixed commitments to incur capital expenditures were approximately $600,000 at September 30, 2014. Certificates of deposit scheduled to mature in the 12-month period ending September 30, 2015 totaled $77,109,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income.  Management determined that as of December 31, 2013 and September 30, 2014, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance of $11,940,000 and $12,214,000 respectively, representing all of the net deferred tax asset that is dependent on future earnings of the Company at the indicated date.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2014. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the TARP Program preferred stock or trust preferred capital notes without prior regulatory approval. In addition, the Consent Order with the Supervisory Authorities provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction in capital, without regulatory approval. At September 30, 2014, the aggregate amount of all of the Company’s total accrued but deferred dividend payments on the preferred stock was $3,243,600.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

3.1	Articles of Incorporation of Village Bank and Trust Financial Corp. as amended.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.
(Registrant)

Date: October 31, 2014	By:	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and
Chief Executive Officer

Date: October 31, 2014	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document

3.1	Articles of Incorporation of Village Bank and Trust Financial Corp. as amended

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

