Form 10-K
period 2014-12-31
Village Bank & Trust Financial Corp.
filed 2015-03-02
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number 0-50765

VILLAGE BANK AND TRUST FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Virginia	16-1694602
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13319 Midlothian Turnpike, Midlothian, Virginia	23113
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 804-897-3900

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $4.00 par value	The Nasdaq Stock Market

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

Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $5,114,000.

The number of shares of common stock outstanding as of February 20, 2015 was 350,622.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in conjunction with the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

ITEM 1. BUSINESS

Village Bank and Trust Financial Corp. (“Company”) was incorporated in January 2003 and was organized under the laws of the Commonwealth of Virginia as a bank holding company. The Company has three active wholly owned subsidiaries: Village Bank (the “Bank”), Southern Community Financial Capital Trust I, and Village Financial Statutory Trust II. The Bank has one active wholly owned subsidiary: Village Bank Mortgage Corporation (“the mortgage company”), a full service mortgage banking company. The Company is the holding company of and successor to the Bank. Effective April 30, 2004, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction. Unless the context suggest otherwise, the terms “we”, “us” and “our” refer collectively to the Company, the Bank, and the Mortgage Company.

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

Bank revenues are derived from interest and fees received in connection with loans, deposits, and investments. Administrative and operating expenses are the major expenses, followed by interest paid on deposits and borrowings. Revenues from the mortgage company consist primarily of gains from the sale of loans and loan origination fees and its major expenses consist of personnel, advertising, and other operating expenses. In 2014, revenue (after intercompany eliminations) generated by the Bank totaled $19.4 million and $5.5 million by the mortgage company.

Business Strategy

We are implementing strategies that we believe, overtime, will help us achieve our goal of delivering long term total shareholder returns that rank in the top quartile of a nationwide peer group.  To achieve this goal, we believe that we will need to become a top performer in return on equity, produce sustainable earnings growth, achieve best quartile earnings volatility in our industry and deliver best quartile asset quality in the worst part of the economic cycle.  Our current business strategies include the following:

•	Grow our general commercial and consumer banking businesses. Our strategy is to offer commercial and retail customers all of the basic products and services they need while maintaining the quick response and personal service of a community bank. During 2014, we hired a new commercial banking division executive, expanded our commercial banking team, enhanced our Small Business Administration (“SBA”) lending capabilities, and installed a more intensive sales process. In consumer banking, we upgraded all automated teller machines (“ATMs”), installed mobile deposit capture, switched debit card providers to increase exchange fees, enhanced our rewards program, expanded our customer care team staff and hours and fully implemented our overdraft protection program. During the fourth quarter of 2014, we installed a more efficient and competitive consumer lending process and updated loan products.

•	Reposition our real estate lending to emphasize both construction and commercial mortgage lending on income producing properties while being selective and targeted in our land acquisition and development and single family construction lending. Real estate lending will continue to be an important part of our business strategy, but we intend to be diligent in managing overall portfolio concentrations and focus on real estate sectors that will perform better during difficult times.

•	Grow low cost core deposits by emphasizing relationship banking in every division. In turn, this will lower funding costs, enhance return on assets and return on equity and help us develop long term, mutually important relationships with our clients. We have enhanced our deposit products, realigned our treasury services specialist to work more closely with our commercial banking team, added small business bankers that will target small business deposit relationships, and established performance expectations and incentives for commercial bankers to grow deposits. We also intend to develop strategies to focus on deposit-rich business and consumer market segments.

•	Drive fee income growth by growing mortgage banking and enhancing fee generating services, both of which will improve return on assets and return on equity. We have been installing and updating business and consumer banking products and services that will generate additional fee income. In 2014, we added an area manager position in retail banking to break up the span of control of our EVP-Retail Banking. This will facilitate the training and coaching needed to strengthen our sales culture in retail banking. In mortgage banking, we have been working to add established producers, increasing our marketing spending, and expanding our joint marketing efforts with realtors and builders. In commercial banking, we are cross selling fee generating treasury management and other services to drive fee income growth.

•	Streamline and rationalize our processes and organization to improve productivity and efficiency. Operational efficiency and excellence are critical to becoming a high return on equity bank. We embrace the need to continuously improve how we get business done and to be nimble and versatile. Along these lines, in 2014 we implemented a series of initiatives that position us to both keep in step with changing customer banking habits and streamline work processes. This allowed us to redesign our branch staffing model to reduce branch staffing needs. We also began to realize the benefits of our renegotiated data processing and telecommunications contracts. In November, we relocated most of our headquarters and mortgage company staff to lower cost space and are in the process of leasing out space in our old headquarters building so we are better positioned to sell the building. We are focused on using every resource of the company (dollars, time, talent) as productively as possible rather than simple cost cutting.

•	Achieve excellence in all risk management and credit processes. We strive to achieve best quartile performance on credit quality metrics in the worst part of the business cycle and sustainable earnings growth over time. Risk taking is a fundamental component of banking. Top performing banks are very good at identifying, evaluating, measuring, tracking, managing, mitigating and getting paid for the risks the organization takes. We are committed to building and sustaining the culture, talent, tools, policies, processes, resources and discipline needed to be a top performer in our risk management and credit processes.

•	Achieve full compliance with Regulatory Agreements by the end of 2015 to reduce related costs and enhance our flexibility as we grow the business. This will require that we continue to strive to improve credit quality, complete our previously announced capital raise, achieve consistent profitability and sell our former Watkins Centre headquarters building to resolve the Regulation W violation.

We strongly believe that there is a continuing need for community based banks like Village and that a well-run community based bank can generate attractive returns for shareholders over the long term.

Market Area

The Company, the Bank, and the mortgage company are headquartered in Chesterfield County and primarily serve the Central Virginia region and the Richmond Metropolitan Statistical Area (the “Richmond MSA”. At the end of 2013, the Richmond MSA was the nation’s 44th largest metro area. At the end of 2014, its population was 1,251,049 representing approximately 15% of the total population in the Commonwealth of Virginia with a median age of 38.1 years.

The unemployment rate for Richmond MSA was 4.7% in December 2014 compared to 4.8% for the Commonwealth of Virginia and 5.6% for the nation. At December 31, 2013 the unemployment rate for Chesterfield County was 4.9%, 5.2% for the Commonwealth of Virginia and 7.0% for the nation.

Banking Services

We currently conduct business from eleven full-service branch banking offices, three offsite ATMs and two mortgage loan production offices in Central Virginia in the counties of Chesterfield, Hanover, Henrico and Powhatan. We also have a mortgage loan production office in Manassas, Virginia, and we opened a new mortgage loan production office in Newport News, Virginia in January of 2014.

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

Lending Services. We offer a full range of short-to-medium term commercial and personal loans. We also provide a wide range of real estate finance services. Our primary focus is on making loans in the Central Virginia market where we have branch banking offices. We originate mortgage loans for sale in our Northern Virginia and Newport News mortgage loan production offices. We will periodically offer residential construction-to-permanent financing to clients of the mortgage production offices in Northern Virginia and Newport News.

•	Commercial Business Lending. We make secured and unsecured loans to small- and medium-sized businesses for purposes such as funding working capital needs (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. We also make loans under Small Business Administration and state sponsored business loan programs. In our underwriting, we evaluate the earnings and cash flows of the business, guarantor support and both the need for and the protection offered by the collateral for the loan.

•	Commercial Real Estate Acquisition, Development, Construction and Mortgage Lending. We make loans to our clients for the purposes of acquiring, developing, constructing and owning commercial real estate. These properties may be owner-occupied or may be held for investment purposes and repaid from rental income or from the sale of the property.

•	Consumer Lending. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. We also originate fixed and variable rate mortgage loans and real estate construction and acquisition loans. Residential loans originated by our mortgage company are usually sold in the secondary mortgage market.

•	Loan Participations. We sell loan participations in the ordinary course of business when a loan originated by us exceeds our legal lending limit or we otherwise deem it prudent to share the risk with another lending institution. Additionally, we purchase loan participations from other banks, usually without recourse against that bank. We underwrite purchased loan participations in accordance with normal underwriting practices.

•	Loan Purchases. We purchase Federal Rehabilitated Student Loan portfolios when approved by the Board of Directors. These loans are guaranteed by the Department of Education which covers approximately 98% of the principal and interest. These loans are serviced by a third party servicer that specializes in handling these types of loans.

We also purchase the guaranteed portion of United State Department of Agriculture Loans (“USDA”) which are guaranteed by the USDA for 100% of the principal and interest. The originating institution holds the unguaranteed portion of the loan and services the loan.

Lending Limit. As of December 31, 2014, our legal lending limit for loans to one borrower was approximately $5,450,000. However, we generally do not extend credit to any one individual or entity in excess of $4,000,000, and any amount over that must be approved by the full board of directors.

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

At June 30, 2014, the latest date such information is available from the FDIC, the Bank’s deposit market share in Chesterfield County was 5.86%, 4.56% in Hanover County, 7.97% in Powhatan County, 0.57% in the Richmond MSA and 0.14% in Henrico County.

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

The following description summarizes some of the laws and regulations to which we are subject.

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
7

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Virtually all of the Company’s cash revenues will result from dividends paid to it by the Bank, which is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings without BFI approval. As of December 31, 2014, the Bank did not have any accumulated retained earnings. In addition, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be "undercapitalized," as defined in FDIC regulations.

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

Capital Adequacy.

2014 Capital Requirements

Both the Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. Under the risk-based capital requirements that were effective through December 31, 2014, the Company and the Bank were each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must have been composed of “Tier 1” capital, which is defined as common equity, retained earnings, qualifying perpetual preferred stock and minority interests in common equity accounts of consolidated subsidiaries, less certain intangibles. The remainder could consist of “Tier 2” capital, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance and pretax net unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations were required to maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In summary, the capital measures used by the federal banking regulators through December 31, 2014 were:

•	Total risk-based capital ratio, which is the total of Tier 1 risk-based capital (which includes common shareholders’ equity, trust preferred securities, minority interests and qualifying preferred stock, less goodwill and other adjustments) and Tier 2 capital (which includes preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets and other adjustments) as a percentage of total risk-weighted assets,

•	Tier 1 risk-based capital ratio (Tier 1 capital divided by total risk-weighted assets), and

•	Leverage ratio (Tier 1 capital divided by adjusted average total assets).

Under these regulations, a bank was:

•	“well capitalized” if it had a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and was not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure,

•	“adequately capitalized” if it had a Total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater (or 3% in certain circumstances) and was not well capitalized,

•	“undercapitalized” if it had a Total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% (or 3% in certain circumstances), or a leverage ratio of less than 4% (or 3% in certain circumstances),

•	“significantly undercapitalized” if it had a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%, or

•	“critically undercapitalized” if its tangible equity was equal to or less than 2% of tangible assets.

In addition, the FDIC could require banks to maintain capital at levels higher than those required by general regulatory requirements.

New Capital Requirements under Basel III

In June 2012, the federal bank regulatory agencies jointly issued proposed rules to revise the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to be consistent with the agreements reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and certain provisions of the Dodd-Frank Act. The proposed rules applied to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). On July 2, 2013, the federal bank regulatory agencies approved certain revisions to the proposed rules and finalized new capital requirements for banking organizations.

 Among other things, the final rules establish a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement (“CET1”), a higher minimum Tier 1 capital requirement, and a supplementary leverage ratio that incorporates a broader set of exposures in the denominator.  The final rules also establish limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of CET1 capital in addition to the necessary amount to meet its minimum risk-based capital requirements.

Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following new minimum capital ratios: (i) a new ratio of CET1 to risk-weighted assets of 4.5%; (ii) a ratio of Tier 1 capital to risk-weighted assets of 6.0% (increased from the prior requirement of 4.0%); (iii) a ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of 8.0% (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% (unchanged from the prior requirement), calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). These are the initial capital requirements, which will be phased in over a four-year period that began on January 1, 2015. When fully phased in, Basel III will require the Company and the Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%.

Basel III will also provide for a "countercyclical capital buffer," generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. The buffer would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The Basel III capital framework is also expected to provide for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 are to be phased-in over a three-year period which will begin on January 1, 2016.

Additionally, the bank regulatory agencies’ final rules revised the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Act”) by (i) introducing a CET1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the prior ratio of 6.0%); and (iii) eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized. These new thresholds were effective for the Bank as of January 1, 2015. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules. As of December 31, 2014, the Bank would have met the new minimum ratios to be classified as a well capitalized financial institution. However, as a result of the Order, the Bank currently is classified as adequately capitalized.

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

In February 2012, the Bank entered into the Consent Order with the Supervisory Authorities which provided that, within 90 days from the date of the order and during the life of the order, the Bank must have a leverage ratio equal to or greater than 8% of its total assets, and total risk-based capital equal to or greater than 11% of the Bank’s total risk-weighted assets. At December 31, 2014, the Bank’s Tier 1 risk-based capital ratio was 10.82%, its total risk-based capital ratio was 12.08% and its leverage ratio was 7.18%, compared to 9.64%, 10.90% and 6.92% at December 31, 2013, respectively.  The Bank has submitted a Capital Plan to the Supervisory Authorities as required by the Consent Order. More information concerning our regulatory ratios at December 31, 2014 is included in Note 13 to the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.

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

Support of Subsidiary Institutions. Under the Dodd-Frank Act, and previously under Federal Reserve policy, we are required to act as a source of financial strength for our bank subsidiary, Village Bank, and to commit resources to support the Bank. This support can be required at times when it would not be in the best interest of our shareholders or creditors to provide it. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. On December 31, 2012, the Company made a capital contribution of $1,500,000 to the Bank to improve its capital ratios. In addition, on December 4, 2013, the Company raised $1,684,075 through the sale of 67,907 shares of its common stock to its board of directors and executive management team at a price of $24.80 per share in a private placement. The total amount raised was contributed to the Bank as additional capital.

In February 2015, the Company distributed to holders of the Company’s common stock non-transferable subscription rights to purchase up to an aggregate of 1,051,866 shares of the Company’s common stock. Each shareholder received one subscription right for each share of common stock owned as of January 20, 2015. Each subscription right entitles the shareholder to purchase three shares of common stock at the subscription price of $13.87 per share. The Company also entered into a Standby Purchase Agreement with a standby investor to purchase, subject to certain limits, any shares of common stock leftover after shareholders exercise their subscription rights. If the offering is successful, the Company intends to use a portion of the net proceeds to infuse the Bank with additional capital to help achieve and maintain the capital ratios required by the Bank’s Consent Order.

Incentive Compensation Policies and Restrictions. In July 2010, the federal banking agencies issued guidance which applies to all banking organizations supervised by the agencies (thereby including both the Company and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. At December 31, 2014, we had not been made aware of any instances of non-compliance with this guidance.

Emergency Economic Stabilization Act of 2008. In response to unprecedented market turmoil during the third quarter of 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorized the U.S. Treasury to provide up to $700 billion to support the financial services industry. Pursuant to the EESA, the U.S. Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”), of which the U.S. Treasury allocated $250 billion to the TARP Capital Purchase Program (the “TARP Program”).

On May 1, 2009, the Company issued preferred stock and a warrant to purchase its common stock to the U.S. Treasury pursuant to the TARP Capital Purchase Program. The amount of capital raised in that transaction was $14.7 million. Pursuant to the terms of the preferred stock, dividends may not be paid on common stock unless dividends have been paid on the preferred stock. The preferred stock does not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. Holders of the preferred stock also have the right to elect two directors if dividends have not been paid for six periods.

The Company has deferred fifteen (15) dividend payments as of December 31, 2014, but holders of the preferred stock have never nominated directors to the board.

In November 2013, the Company’s preferred stock was sold by the U.S. Treasury as part of its efforts to manage and recover its investments under the TARP Program. While the sale of the preferred stock to new owners did not result in any proceeds to the Company (nor did it change the Company’s capital position or accounting for these securities including accrual of dividends), it did eliminate certain restrictions put in place by the U.S. Treasury on TARP recipients.

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

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on depository institutions by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. Federal regulatory authorities also have broad enforcement powers over us, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors. At December 31, 2014, Village Bank met the ratio requirements to be classified as a well capitalized financial institution. However, as a result of the Order, Village Bank currently is classified as adequately capitalized.

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

Volcker Rule. On December 10, 2013, five U.S. financial regulators, including the FDIC, adopted final rules implementing the Volcker Rule. The final rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds. The Volcker Rule is intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules were effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2016. We are continuing to evaluate the impact of the Volcker Rule, but do not anticipate that it will have a material effect on our operations.

Employees

As of December 31, 2014, the Company and its subsidiaries had a total of 174 full-time employees and 11 part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Code of Ethics

The Company has a Code of Ethics for directors, officers and all employees of the Company and its subsidiaries, and a Code of Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer and other principal financial officers. The Code addresses such topics as protection and proper use of Company assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting and conflicts of interest. A copy of the Code will be provided, without charge, to any shareholder upon written request to the Secretary of the Company, whose address is P.O. Box 330, 13319 Midlothian Turnpike, Midlothian, Virginia 23113.

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

ITEM 1A.  RISK FACTORS

Not applicable

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.  PROPERTIES

Our executive and administrative offices are owned by the Bank and are located at 13319 Midlothian Turnpike, Midlothian, Virginia 23113 in Chesterfield County. In November 2014 we relocated our executive and administrative offices from an 80,000 square foot building located at 15521 Midlothian Turnpike, Midlothian, Virginia (the Watkins Centre headquarters building) which the Company currently has classified as held-for-sale. The current location also houses the principal office of the mortgage company.

In addition to its executive offices, the Bank owns seven full service branch buildings including the land on those buildings and leases an additional four full service branch buildings. Five of our branch offices are located in Chesterfield County, with three branch offices in Hanover County, two in Henrico County and one in Powhatan County.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

Part Ii

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 8, 2014, we completed a reverse split of our common stock. All financial information and per share amounts are presented as if the reverse split was effective at the beginning of the earliest period presented.

Market Information

Shares of the Company’s common stock trade on the Nasdaq Capital Market under the symbol “VBFC”. The high and low prices of shares (adjusted for reverse stock split) of the Company’s common stock for the periods indicated were as follows:

	High	Low
2013
1st quarter	$41.12	$15.68
2nd quarter	37.76	26.56
3rd quarter	28.80	21.76
4th quarter	27.20	18.08

2014
1st quarter	$28.80	$20.48
2nd quarter	23.84	21.12
3rd quarter	30.08	20.32
4th quarter	27.22	16.22

On August 8, 2014, we received a letter from The Nasdaq Stock Market LLC informing us that we were no longer in compliance with Nasdaq Listing Rule 5550(a)(4), which requires that we have at least 500,000 publicly held shares of common stock. The phrase “publicly held shares” is defined by Nasdaq to mean the total number of shares outstanding less any shares held by officers, directors or beneficial owners of 10% or more. According to the letter from Nasdaq, we had 227,276 publicly held shares as of August 8, 2014. On September 22, 2014, we submitted to Nasdaq a plan to regain compliance with such rule. The plan was accepted by Nasdaq and we were given a deadline of February 4, 2015 to implement our plan and regain compliance. On February 5, 2015, we received a determination letter from Nasdaq indicating that because we did not regain compliance by the February 4, 2015 deadline, our common stock would be delisted effective February 17, 2015 unless we appealed the determination to a Nasdaq Hearings Panel. We have appealed the determination and plan to request that we be provided additional time to regain compliance. Our common stock will continue to trade on the Nasdaq Capital Market until the Hearings Panel issues a determination otherwise. No assurance can be given as to the decision that the Hearings Panel may make.

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

In the third quarter of 2014 we determined that amounts previously accrued as interest expense representing compounding on unpaid preferred stock dividends should have been recorded as additional dividends. This had no effect on our capital (as interest expense and dividends increase retained deficit) but did result in higher interest expense. Because the amount involved was not significant, we adjusted interest expense by $144,000 in the third quarter of 2014, which represented the amount of interest expense that should have been recorded as dividends through June 30, 2014. This had the effect of increasing our third quarter income by $144,000, however did not have any effect on the income to common shareholders.

The Company has deferred interest payments on the junior subordinated debt securities of $1,061,000 as of December 31, 2014. Although we elected to defer payment of the interest due, the amount has been accrued and is included in interest expense. In addition, the Company has deferred dividend payments on the preferred stock, including interest that accrues on the unpaid balance. The total arrearage on our preferred stock as of December 31, 2014 is $3,618,000 and has been accrued and reflected as a reduction of retained earnings.

Holders

At February 16, 2015 there were approximately 1,723 active holders of common stock; including registered holders and beneficial holders of shares through banks, brokers and other nominees.

For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Purchases of Equity Securities

The Company did not repurchase any of its Common Stock during the fourth quarter of 2014.

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

General

The Company’s primary source of earnings is net interest income, and its principal market risk exposure is interest rate risk. The Company is not able to predict market interest rate fluctuations and its asset/liability management strategy may not prevent interest rate changes from having a material adverse effect on the Company’s results of operations and financial condition. Because the Company has intentionally decreased assets over the last three years as it has been resolving problem assets and attempting to improve capital ratios, net interest income has declined from $17,702,000 in 2012 to $15,189,000 in 2013 and to $13,018,000 in 2014.

Although we endeavor to minimize the credit risk inherent in the Company’s loan portfolio, we must necessarily make various assumptions and judgments about the collectability of the loan portfolio based on our experience and evaluation of economic conditions. If such assumptions or judgments prove to be incorrect, the current allowance for loan losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income. In 2014, the provision for loan losses continued to decline as we resolved nonperforming loans and real estate values have recovered somewhat.

Results of Operations

The following presents management’s discussion and analysis of the financial condition of the Company at December 31, 2014 and 2013, and results of operations for the Company for the years ended December 31, 2014, 2013 and 2012. This discussion should be read in conjunction with the Company’s audited Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

The following table sets forth selected financial ratios:

	For the Year Ended December 31,
	2014	2013	2012

Performance Ratios
Return on average assets	(0.24)%	(0.84)%	(1.95)%
Return on average equity	(5.43)%	(17.17)%	(32.28)%
Net interest margin(1)	3.46%	3.66%	3.78%
Efficiency(2)	104.48%	110.33%	91.14%
Loans to deposits	75.72%	73.53%	81.52%
Equity to assets	4.39%	4.11%	4.89%

Asset Quality Ratios
ALLL to loans at year-end	2.00%	2.52%	3.04%
ALLL to nonaccrual loans	76.62%	38.82%	42.21%
Nonperforming assets to total assets	4.63%	7.97%	8.98%
Nonperforming loans to total loans	7.01%	12.32%	12.88%
Net charge-offs to average loans	0.59%	1.49%	3.64%

(1) Net interest margin is computed by dividing net interest income for the period by average interest earning assets.

(2) Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income and noninterest income.

Income Statement Analysis

Summary

We recorded a net loss of $1,037,000 and a net loss available to common shareholders of $2,473,000, or $(7.39) per fully diluted share, in 2014, compared to a net loss of $4,007,000 and a net loss available to common shareholders of $4,893,000, or $(18.06) per fully diluted share, in 2013, and a net loss of $10,399,000 and a net loss available to common shareholders of $11,278,000, or $(42.40) per fully diluted share, in 2012. The most significant factor affecting earnings in 2013 and 2012 were costs associated with loan defaults – the provision for loan losses and expenses related to foreclosed real estate. The impact these costs had on our operations in 2013 and 2012 is illustrated in the following table which adjusts pretax earnings for gains and losses on sales of assets other than loan sales by the mortgage company as well as the effect of problem assets (“pretax income as adjusted”). Such adjusted earnings is not a measurement under accounting principles generally accepted in the United States (“GAAP”) and is not intended to be a substitute for our income statement prepared in accordance with GAAP.

22

	2013	2012
	(in thousands)

Pretax income (loss) - GAAP	$(4,007)	$(6,344)
Less
Gain (loss) on securities	217	1,010
Add
Provision for loan losses	1,173	9,095
OREO expenses	7,082	4,701
	8,255	13,796

Pretax income as adjusted	4,031	6,442
Income tax expense	1,371	2,190

Net income as adjusted	$2,660	$4,252

In 2014, pretax income as adjusted amounted to $517,000, a decline of $3,514,000 from pretax adjusted income of $4,031,000 for 2013. This decline is not attributable to costs associated with loan defaults as in the prior two years; those costs declined by $6,911,000 in 2014 compared to 2013. The decline in pretax income as adjusted in 2014 was primarily attributable to a decline in noninterest income resulting from lower gains on sales from decreased loan production by our mortgage banking subsidiary of $3,295,000, and a decline in net interest income of $2,171,000 which resulted from a decline in average loans outstanding of $41,214,000.

The decline of $2,411,000 in pretax income as adjusted in 2013 was primarily attributable to a decline in net interest income of $2,513,000 which resulted from a decline in average loans outstanding of $79,038,000.

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

Net interest income decreased to $13,018,000 in 2014, from $15,189,000 in 2013 and $17,702,000 in 2012. The decline in net interest income of $2,171,000 in 2014 was a result of declines in interest income and interest expense. Interest income declined by $3,036,000 in 2014 primarily as a result of a decline in average interest earning assets of $39,123,000 combined with a decline in the yield on those assets of 0.31% (31 basis points). The primary driver of the declines in average interest earning assets and their associated yields were continued reductions in problem loans and a competitive lending environment for new loans which resulted in a decrease in average portfolio loans of $41,214,000 and their yields by 0.12% (12 basis points). Interest expense declined by $865,000 in 2014 primarily as a result of a decline in average interest bearing liabilities of $39,856,000, with average interest bearing deposits declining by $31,579,000 and average Federal Home Loan Bank of Atlanta (“FHLB”) advances declining by $7,960,000.

The decline in net interest income of $2,513,000 in 2013 was also a result of a decline in interest income and offset by a small decline in interest expense. Interest income declined by $4,085,000 in 2013 primarily as a result of a decline in average interest-earning assets of $52,954,000. The decrease in average interest earning assets was due primarily to decreases in average portfolio loans of $79,038,000, offset by increases in average investment securities of $16,419,000 and average federal funds sold of $12,172,000. Yields on average interest-earning assets also declined from 5.06% in 2012 to 4.72% in 2013. Interest expense declined by $1,572,000 in 2013, primarily as a result of a decline in average interest-bearing liabilities of $44,673,000. The decline in average interest-bearing liabilities was a result of declines in average deposits of $1,266,000 and average FHLB advances of $8,110,000.

Additionally, nonaccrual loans have had a negative impact on asset yields as a result of lost interest on those loans. This effect on net interest income the last three years is reflected in the following schedule (dollars in thousands):

	Actual		Lost Interest	Adjusted
		Yield	on Nonaccrual		Yield
	Amount	Rate	Loans	Amount	Rate
2014
Interest income	$16,578	4.41%	$224	$16,802	4.47%
Interest expense	3,560	1.02%	-	3,560	1.02%

Net interest income	$13,018	3.39%	$224	$13,242	3.45%

2013
Interest income	$19,614	4.72%	$1,093	$20,707	4.99%
Interest expense	4,425	1.13%	-	4,425	1.13%

Net interest income	$15,189	3.59%	$1,093	$16,282	3.86%

2012
Interest income	$23,699	5.06%	$1,592	$25,291	5.40%
Interest expense	5,997	1.38%	-	5,997	1.38%

Net interest income	$17,702	3.68%	$1,592	$19,294	4.02%

Our interest spread (average yield on interest-earning assets less average rate on interest-bearing liabilities) was reduced by 0.06% (6 basis points) in 2014, by 0.27% (27 basis points) in 2013, and by 0.34% (34 basis points) in 2012 as a result of lost interest on nonaccrual loans. Nonaccrual loans averaged $12,441,000 in 2014, $22,752,000 in 2013 and $47,544,000 in 2012.

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

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
		Interest			Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$23,991	$1,321	5.51%	$29,792	$1,678	5.63%	$36,764	$2,152	5.85%
Real estate - residential	94,482	5,275	5.58%	107,116	5,827	5.44%	141,600	7,064	4.99%
Real estate - commercial	115,541	6,350	5.50%	139,468	8,203	5.88%	166,951	10,235	6.13%
Real estate - construction	30,577	1,728	5.65%	36,808	2,050	5.57%	46,267	2,704	5.84%
Student loans	8,145	204	2.50%	-	-	-	-	-	-
Consumer	1,692	84	4.96%	2,458	122	4.96%	3,098	170	5.49%
Gross loans	274,428	14,962	5.45%	315,642	17,880	5.66%	394,680	22,325	5.66%
Investment securities	54,566	1,182	2.17%	47,943	1,083	2.26%	31,524	700	2.22%
Loans held for sale	8,204	347	4.23%	13,772	564	4.10%	16,279	615	3.78%
Federal funds and other	38,805	87	0.22%	37,769	87	0.23%	25,597	59	0.23%
Total interest earning assets	376,003	16,578	4.41%	415,126	19,614	4.72%	468,080	23,699	5.06%
Allowance for loan losses	(6,218)			(9,502)			(12,934)
Cash and due from banks	12,376			12,280			14,304
Premises and equipment, net	13,204			24,150			26,323
Other assets	43,107			36,417			36,994
Total assets	$438,472			$478,471			$532,767

Interest bearing deposits
Interest checking	42,311	78	0.18%	42,655	102	0.24%	43,037	148	0.34%
Money market	66,866	251	0.38%	64,831	203	0.31%	67,887	266	0.39%
Savings	20,555	37	0.18%	20,649	59	0.29%	17,953	88	0.49%
Certificates	193,188	2,640	1.37%	226,364	3,302	1.46%	260,383	4,430	1.70%
Total deposits	322,920	3,006	0.93%	354,499	3,666	1.03%	389,260	4,932	1.27%
Borrowings
Long-tern debt - trust preferred securities	9,714	215	2.21%	8,764	238	2.72%	8,764	404	4.61%
FHLB advances	15,468	334	2.16%	23,428	513	2.19%	31,538	651	2.06%
Other borrowings	2,031	5	0.25%	3,298	8	0.24%	5,100	10	0.20%
Total interest bearing liabilities	350,133	3,560	1.02%	389,989	4,425	1.13%	434,662	5,997	1.38%
Noninterest bearing deposits	62,612			57,955			60,440
Other liabilities	6,639			7,197			5,451
Total liabilities	419,384			455,141			500,553
Equity capital	19,088			23,330			32,214
Total liabilities and capital	$438,472			$478,471			$532,767

Net interest income before provision for loan losses		$13,018			$15,189			$17,702
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.39%			3.59%			3.68%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.46%			3.66%			3.78%

Interest income and interest expense are affected by changes in both average interest rates and average volumes of interest-earning assets and interest-bearing liabilities. The following table analyzes changes in net interest income attributable to changes in the volume of interest-sensitive assets and liabilities compared to changes in interest rates. Nonaccrual loans are included in average loans outstanding. The changes in interest due to both rate and volume have been allocated to changes due to volume and changes due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each (dollars in thousands).

	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans	$(2,979)	$(156)	$(3,135)	$(4,608)	$113	$(4,495)
Investment securities	141	(42)	99	371	11	382
Fed funds sold and other	-	-	-	28	-	28
Total interest income	(2,838)	(198)	(3,036)	(4,209)	124	(4,085)

Interest expense
Deposits
Interest checking	(1)	(23)	(24)	(1)	(45)	(46)
Money market accounts	7	41	48	(12)	(51)	(63)
Savings accounts	-	(22)	(22)	16	(45)	(29)
Certificates of deposit	(463)	(199)	(662)	(539)	(589)	(1,128)
Total deposits	(457)	(203)	(660)	(536)	(730)	(1,266)
Borrowings
Long-term debt	(2)	(21)	(23)	-	(166)	(166)
FHLB Advances	(172)	(7)	(179)	(181)	43	(138)
Other borrowings	(3)	-	(3)	(2)	-	(2)
Total interest expense	(634)	(231)	(865)	(719)	(853)	(1,572)

Net interest income	$(2,204)	$33	$(2,171)	$(3,490)	$977	$(2,513)

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

The provision for loan losses for the year ended December 31, 2014 was $100,000 compared to $1,173,000 for the year ended December 31, 2013. The decline in the provision for loan losses was primarily driven by a $33,979,000 decline in net loans (excluding purchased student loans) in 2014 as well as a decline in the amount of impairment on specific nonperforming loans. The decline in the provision for loan losses to $1,173,000 in 2013 from $9,095,000 in 2012 was driven by a $68,347,000 decline in loans outstanding from $354,910,000 in 2012 to $286,563,000 in 2013, and resolution of nonperforming loans.

While we are encouraged by the continued decline in the provision for loan losses over the last three years as well as a decline in classified assets, overall asset quality continues to be a concern as there continues to be uncertainty in the economy and the level of nonperforming assets remains significant. Although we believe that the allowance for loan losses of $5,729,000 at December 31, 2014, which represents 2.00% of loans outstanding, is adequate to absorb potential losses in the Company’s loan portfolio at that date, we can give no assurance that significant provisions for loan losses will not be necessary in the future.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, gains and losses on sale of mortgage loans and securities held for sale, and rental income primarily on Watkins Centre. Over the last three years the most significant noninterest income item has been gain on loan sales generated by the mortgage company, representing 56% in 2014, 63% in 2013, and 64% in 2012 of total noninterest income. Noninterest income amounted to $7,889,000 in 2014, $12,255,000 in 2013, and $13,339,000 in 2012.

The decrease in noninterest income in 2014 of $4,366,000 is primarily attributable to the decrease in the gain on sale of loans of $3,295,000, decrease in gain on sale of investments of $427,000 and the decrease in the gain on sale of assets of $595,000, offset by an increase in service charges and fees on deposit accounts of $184,000. The decreased gain on sale of loans resulted from a decrease in loan production by our mortgage company, from $262 million in 2013 to $160 million in 2014. The decrease in gain on sale of assets is result of the branch sale completed in the first quarter 2013, and the decrease in gain on sale of investments resulted from the sale of investments at a loss during 2014 as we positioned our securities portfolio for rising interest rates.

The decrease in noninterest income in 2013 of $1,084,000 is primarily attributable to a decrease in gain on sale of loans of $818,000, decrease in gain on sale of investments of $794,000, and an increase in the gain on sale of assets of $598,000. The decreased gain on sale of loans resulted from a decrease in loan production by our mortgage company, from $304 million in 2012 to $262 million in 2013. The increase in gain on sale of assets is a result of the branch sale completed in the first quarter of the year.

Noninterest expense

Noninterest expense includes all expenses of the Company with the exception of interest expense on deposits and borrowings, provision for loan losses and income taxes. Some of the primary components of noninterest expense are salaries and benefits, occupancy and equipment costs and expenses related to foreclosed real estate. Over the last three years, the most significant noninterest expense item has been salaries and benefits, representing 54%, 46% and 47% of noninterest expense in 2014, 2013 and 2012, respectively. Noninterest expense increased from $28,290,000 in 2012 to $30,278,000 in 2013 while decreasing to $21,843,000 in 2014.

The decrease in noninterest expense of $8,435,000 in 2014 resulted primarily from decreases in expenses related to foreclosed real estate of $5,838,000, salaries and benefits of $2,058,000, and occupancy expense of $374,000.

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

We did not recognize any income tax in 2014 and 2013 based on our valuation allowance while applicable income tax expense on the 2012 loss amounted to $4,055,000. The income tax expense in 2012 is primarily a result of the increase in the valuation allowance related to the deferred tax asset.

The net deferred tax asset is included in other assets on the balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. Management determined that as of December 31, 2013, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance for all of the net deferred tax asset that is dependent on future earnings of the Company of approximately $11,940,000. At December 31, 2014, management continues to believe that the objective negative evidence represented by the Company’s continued losses outweighed the more subjective positive evidence and, as a result, recognized an addition to the valuation allowance on its net deferred tax asset of approximately $334,000 resulting in a total valuation allowance at December 31, 2014 of $12,274,000. The net operating losses available to offset future taxable income amounted to $23,580,000 at December 31, 2014 and begin expiring in 2028; $1,257,000 of such amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $908,000 per year.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Bank recorded franchise tax expense of $163,000 for 2012. Due to the Company’s adjusted capital level we were not subject to franchise tax expense for the years ended December 31, 2014 and December 31, 2013.

Balance Sheet Analysis

Investment securities

At December 31, 2014 and 2013, all of our investment securities were classified as available for sale. Investment securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or, the maturity of such instruments, and thus believes that any impairment in value is interest rate related and therefore temporary. Available for sale securities included net unrealized losses of $976,000 and $5,685,000 at December 31, 2014 and 2013, respectively. As of December 31, 2014, management does not have the intent to sell any of the securities classified as available for sale and which have unrealized losses, and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

In 2014, the Company sold approximately $21 million of investment securities available for sale at a loss of $210,000. The sale of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to the anticipated upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity. Approximately $15 million of the proceeds from the sale of these securities were used to purchase rehabilitated student loans that have variable interest rates that will increase as interest rates in general increase.

The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands).

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
December 31, 2014
US Government Agencies
One to Five years	$10,000	$10,324	$-	$(225)	$10,099	1.10%
Five to ten years	22,500	23,895	-	(647)	23,248	1.98%
	32,500	34,219	-	(872)	33,347	1.71%
Mortgage-backed securities
More than ten years	471	484	2	(2)	484	0.31%
Municipals
Five to ten years	1,000	1,131	-	(20)	1,111	2.50%
More than ten years	4,130	4,684	2	(86)	4,600	2.89%
	5,130	5,815	2	(106)	5,711	2.82%

Total investment securities	$38,101	$40,518	$4	$(980)	$39,542	1.85%

December 31, 2013
US Treasuries
Five to ten years	$8,000	$7,825	$-	$(615)	$7,210	2.13%
US Government Agencies
One to Five years	4,000	4,194	-	(166)	4,028	0.89%
Five to ten years	31,625	33,510	-	(3,187)	30,323	1.82%
	35,625	37,704	-	(3,353)	34,351	1.71%
Mortgage-backed securities
More than ten years	2,782	2,792	10	(50)	2,752	2.43%
Municipals
Five to ten years	6,155	6,684	-	(678)	6,006	2.85%
More than ten years	6,780	8,428	-	(999)	7,429	3.34%
Total	12,935	15,112	-	(1,677)	13,435	3.12%

Total investment securities	$59,342	$63,433	$10	$(5,695)	$57,748	2.13%

Loans

A management objective is to improve the quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies include seeking industry, loan type and loan size diversification in order to minimize credit concentration risk. Management also focuses on originating loans in markets with which the Company is familiar. Additionally, as a significant amount of the loan losses we have experienced over the last several years is attributable to construction and land development loans, our strategy has been to reduce this type of lending.

Approximately 80% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. The composition of this real estate secured exposure is very different in 2014 than it was in 2010. Specifically, construction and land development accounted for 20% of loans in 2010 vs. 10% in 2014. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Approximately 12% of the loan portfolio consists of rehabilitated student loans purchased by the Bank in 2014 (see discussion following). Commercial and industrial loans plus owner-occupied commercial real estate loans represented $81 million or 28% of the portfolio at December 31, 2014. Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $2.5 million. Based on underwriting standards, these loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

The Bank purchased two portfolios of rehabilitated student loans guaranteed by the Department of Education (“DOE”) totaling approximately $19 million on July 29, 2014 and approximately $14 million on December 30, 2014. The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs. The Bank used excess liquidity to purchase the loans.

The following tables present the composition of our loan portfolio at the dates indicated and maturities of selected loans at December 31, 2014 (dollars in thousands).

	December 31,
	2014	2013	2012	2011	2010

Construction and land development
Residential	$4,315	$2,931	$2,845	$7,906	$11,030
Commercial	25,152	28,179	41,210	72,621	79,743
Total construction and land development	29,467	31,110	44,055	80,527	90,773
Commercial real estate
Owner occupied	58,804	73,585	92,773	105,592	99,614
Non-owner occupied	38,892	43,868	54,551	54,059	62,422
Multifamily	11,438	11,560	7,979	6,680	9,362
Farmland	434	1,463	2,581	2,465	1,829
Total commercial real estate	109,568	130,476	157,884	168,796	173,227
Consumer real estate
Home equity lines	20,082	21,246	25,521	30,687	35,482
Secured by 1-4 family residential
First deeds of trust	61,837	66,872	80,788	93,219	97,359
Second deeds of trust	7,854	8,675	9,517	12,042	13,806
Total consumer real estate	89,773	96,793	115,826	135,948	146,647
Commercial and industrial loans
(except those secured by real estate)	22,165	26,254	34,384	37,734	37,228
Guaranteed student loans	33,562	-	-	-	-
Consumer and other	1,611	1,930	2,761	4,865	5,368

Total Loans	286,146	286,563	354,910	427,870	453,243
Deferred loan cost, net	722	683	788	768	624
Less: Allowance for loan losses	(5,729)	(7,239)	(10,808)	(16,071)	(7,312)

Total loans, net	$281,139	$280,007	$344,890	$412,567	$446,555

		Fixed Rate			Variable Rate
	Within	1 to 5	After		1 to 5	After		Total
	1 Year	Years	5 Years	Total	Years	5 Years	Total	Maturities
Construction and land development
Residential	$4,315	$-	$-	$-	$-	$-	$-	$4,315
Commercial	11,710	5,141	68	5,209	1,936	6,297	8,233	25,152
Total construction and land development	16,025	5,141	68	5,209	1,936	6,297	8,233	29,467
Commercial real estate
Owner occupied	1,733	18,421	12,127	30,548	1,659	24,864	26,523	58,804
Non-owner occupied	5,035	11,594	3,433	15,027	56	18,774	18,830	38,892
Multifamily	557	3,188	-	3,188	-	7,693	7,693	11,438
Farmland	146	170	-	170	-	118	118	434
Total commercial real estate	7,471	33,373	15,560	48,933	1,715	51,449	53,164	109,568
Consumer real estate								0
Home equity lines	1,327	-	6,011	6,011	955	11,789	12,744	20,082
Secured by 1-4 family residential
First deeds of trust	6,452	13,125	5,999	19,124	548	35,713	36,261	61,837
Second deeds of trust	604	1,875	1,967	3,842	-	3,408	3,408	7,854
Total consumer real estate	8,383	15,000	13,977	28,977	1,503	50,910	52,413	89,773

Commercial and industrial loans (except those secured by real estate)	10,372	7,279	2,603	9,882	634	1,277	1,911	22,165
Guaranteed student loans	-	-	-	-	286	33,276	33,562	33,562
Consumer and other	517	782	250	1,032	62	-	62	1,611
	$42,768	$61,575	$32,458	$94,033	$5,850	$109,933	$115,783	$286,146

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

The allowance for loan losses was $5,729,000, $7,239,000 and $10,808,000 at December 31, 2014, 2013 and 2012, respectively. The ratio of the allowance for loan losses to gross loans was 2.00% at December 31, 2014, 2.52% at December 31, 2013, and 3.04% December 31, 2012. The allowance for loan losses as a percentage of net loans decreased in 2014 to 2.00% primarily as a result of the decline in portfolio loans of $33,979,000, excluding student loans, as well as significant charge-offs recognized during the year for which specific provisions for loan losses had been previously provided. The allowance for loan losses as a percentage of net loans decreased in 2013 to 2.52% primarily as a result of the decline in portfolio loans of $68,348,000 as well as significant charge-offs recognized during the year for which specific provisions for loan losses had been previously provided. We believe the amount of the allowance for loan losses at December 31, 2014 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (dollars in thousands).

	Year Ended December 31,
	2014	2013	2012	2011	2010

Beginning balance	$7,239	$10,808	$16,071	$7,312	$10,522
Provision for loan losses	100	1,173	9,095	18,764	4,842
Charge-offs
Construction and land development
Residential	-	-	(797)	(66)	(1,408)
Commercial	(100)	(279)	(5,645)	(4,293)	(3,659)
Commercial real estate
Owner occupied	(631)	(454)	(961)	(150)	(200)
Non-owner occupied	(518)	(619)	(431)	(343)	(453)
Multifamily		-	(10)	(83)	(1,228)
Farmland	(96)	(896)	-	-	-
Consumer real estate
Home equity lines	(476)	(266)	(884)	(1,232)	(99)
Secured by 1-4 family residential
First deed of trust	(277)	(1,953)	(3,220)	(1,129)	(758)
Second deed of trust	(86)	(367)	(663)	(363)	(187)
Commercial and industrial (except those secured by real estate)	(172)	(760)	(1,880)	(2,160)	(183)
Consumer and other	(25)	(64)	(408)	(249)	(191)
	(2,381)	(5,658)	(14,899)	(10,068)	(8,366)
Recoveries
Construction and land development
Residential	2	102	45	9	106
Commercial	44	424	14	10	81
Commercial real estate
Owner occupied	-	43	200	-	-
Non-owner occupied	25	20	-	-	121
Consumer real estate
Home equity lines	15	9	13	3	2
Secured by 1-4 family residential
First deed of trust	72	94	86	36	-
Second deed of trust	190	38	21	-	-
Commercial and industrial (except those secured by real estate)	401	177	155	3	2
Consumer and other	22	9	7	2	2
	771	916	541	63	314
Net charge-offs	(1,610)	(4,742)	(14,358)	(10,005)	(8,052)

Ending balance	$5,729	$7,239	$10,808	$16,071	$7,312

Loans outstanding at end of period(1)	$286,868	$287,246	$355,698	$428,639	$453,867
Ratio of allowance for loan losses as a percent of loans outstanding at end of period	2.00%	2.52%	3.04%	3.75%	1.61%

Average loans outstanding for the period(1)	$274,428	$315,642	$394,680	$441,441	$463,365
Ratio of net charge-offs to average loans outstanding for the period	0.59%	1.50%	3.64%	2.27%	1.74%

(1) Loans are net of unearned income.

Charge-offs decreased from $5,658,000 in 2013 to $2,381,000 in 2014 which represents the lowest level of charge-offs for the last five years. This reflects an improvement in credit quality that mirrors the overall improvement in the local economy.

We have allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within each of the categories of loans. The allocation of the allowance as shown in the table below should not be interpreted as an indication that losses in future years will occur in the same proportions or that the allocation indicates future loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio (dollars in thousands).

	December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010
	Total	%	Total	%	Total	%	Total	%	Total	%

Construction and land development
Residential	$34	0.59%	$135	1.9%	$495	4.6%	$705	4.4%	$294	4.0%
Commercial	202	3.53%	1,274	17.6%	4,612	42.6%	6,798	42.3%	2,832	38.7%
Commercial real estate
Owner occupied	1,837	32.06%	1,200	16.6%	1,359	12.6%	1,496	9.3%	78	1.1%
Non-owner occupied	607	10.60%	670	9.3%	817	7.6%	1,549	9.6%	21	0.3%
Multifamily	77	1.34%	19	0.3%	23	0.2%	407	2.5%	-	0.0%
Farmland	130	2.27%	337	4.7%	-	0.0%	-	0.0%	-	0.0%
Consumer real estate
Home equity lines	469	8.19%	424	5.9%	658	6.1%	860	5.4%	642	8.8%
Secured by 1-4 family residential
First deed of trust	1,345	23.48%	1,992	27.5%	1,358	12.6%	1,881	11.7%	1,403	19.2%
Second deed of trust	275	4.80%	394	5.4%	223	2.1%	397	2.5%	297	4.1%
Commercial and industrial (except those secured by real estate)	506	8.83%	724	10.0%	1,162	10.7%	1,657	10.3%	1,316	18.0%
Student loans	217	3.79%
Consumer and other	30	0.52%	70	1.0%	101	0.9%	321	2.0%	429	5.8%

Total	$5,729	100.0%	$7,239	100.0%	$10,808	99.9%	$16,071	100.0%	$7,312	100.0%

The reversal of the provisions for loan losses totaling $1,119,000 and $3,944,000 for the construction and land development loan portfolio during the years ended December 31, 2014 and 2013, respectively, was attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. In both years the general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 7.81% at December 31, 2012 to 4.82% at December 31, 2013 and to a net recovery of 0.27% at December 31, 2014. Also contributing to the declines in the general component were declines of approximately $1,643,000 and $12,945,000 in the outstanding loan balance of this portfolio at December 31, 2014 and 2015, respectively. Charge-offs related to construction and land development loans declined to 4% of total charge-offs in 2014 compared to 5%, 38%, and 43% in 2013, 2012 and 2011, respectively.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands).

	December 31,
	2014	2013	2012	2011	2010

Nonaccrual loans	$7,478	$18,647	$25,605	$48,097	$20,324
Foreclosed properties	12,638	16,742	20,204	9,177	12,028
Total nonperforming assets	$20,116	$35,389	$45,809	$57,274	$32,352

Restructured loans (not included in nonaccrual loans above)	$24,812	$28,236	$30,167	$37,001	$21,695

Loans past due 90 days and still accruing (1)	$719	$60	$115	$1,172	$315

Nonperforming assets to loans (2)	7.03%	12.35%	12.91%	13.39%	7.14%

Nonperforming assets to total assets	4.6%	8.0%	9.0%	9.8%	5.5%

Allowance for loan losses to nonaccrual loans	76.6%	38.8%	42.2%	33.4%	36.0%

(1) All loans 90 days past due and still accruing at December 31, 2014 are rehabilitated student loans which have a 98% government guarantee.

(2) Loans are net of unearned income and deferred cost.

The following table presents an analysis of the changes in nonperforming assets for 2014 (in thousands).

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2013	$18,647	$16,742	$35,389
Additions	7,304	1,093	8,397
Loans placed back on accrual	(7,806)	-	(7,806)
Transfers to OREO	(6,535)	6,535	-
Repayments	(1,982)	-	(1,982)
Charge-offs	(2,150)	(922)	(3,072)
Sales	-	(10,810)	(10,810)

Balance December 31, 2014	$7,478	$12,638	$20,116

The decrease in nonaccrual loans during 2014 was a result of management’s efforts to resolve nonperforming assets. In early 2012, we formed a special assets group within the Bank to focus solely on the resolution of nonperforming assets. We hired a Senior Vice President with significant problem loan workout experience to head this group. The overall decline in nonperforming assets of $15,273,000 in 2014 was primarily the result of the resolution of these assets through sale of the underlying collateral of $10,810,000 and charge-offs of $3,072,000.

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

Of the total nonaccrual loans of $7,478,000 at December 31, 2014 that were considered impaired, 14 loans totaling $3,332,000 had specific allowances for loan losses totaling $1,108,000. This compares to $18,647,000 in nonaccrual loans at December 31, 2013 of which 18 loans totaling $4,673,000 had specific allowances for loan losses of $1,189,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $224,000, $1,093,000 and $1,592,000 for 2014, 2013 and 2012, respectively. Student loans totaling $720,000 at December 31, 2014 were past due 90 days or more and interest was still being accrued as principal and interest on such loans were considered collectible.

Other real estate owned consists of assets acquired through or in lieu of foreclosure. $10,558,000 of the $12,638,000 other real estate owned at December 31, 2014 relates to loans previously classified as construction loans.

Deposits

The following table gives the composition of our deposits at the dates indicated (dollars in thousands).

	December 31, 2014		December 31, 2013		December 31, 2012
	Amount	%	Amount	%	Amount	%

Demand accounts	$77,496	20.5%	$57,244	14.7%	$57,049	13.1%
Interest checking accounts	42,924	11.3%	43,691	11.2%	45,861	10.5%
Money market accounts	64,987	17.2%	63,357	16.2%	66,007	15.1%
Savings accounts	20,643	5.4%	20,229	5.2%	20,922	4.8%
Time deposits of $100,000 and over	75,559	19.9%	94,245	24.1%	113,332	26.0%
Other time deposits	97,251	25.7%	111,862	28.6%	133,151	30.5%

Total	$378,860	100.0%	$390,628	100.0%	$436,322	100.0%

Total deposits decreased by 3.0%, 10.5% and 10.1% in 2014, 2013 and 2012, respectively. The decline in deposits in 2014 is a result of repricing maturing time deposits at rates below market for noncore depositors. The decline in deposits in 2013 was a result of the branch sale during the year as well repricing maturing time deposits at rates below market for noncore depositors. In reducing deposits, we targeted higher cost deposits to reduce our overall cost of funds. Higher cost time deposits declined as a percentage of total deposits from 56.5% at December 31, 2012 to 52.7% at December 31, 2013 and to 45.6% at December 31, 2014.

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

	Year Ended December 31,
	2014		2013		2012
Account Type	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand accounts	$62,612		$57,955		$60,440
Interest-bearing deposits
Interest checking accounts	42,311	0.18%	42,655	0.24%	43,037	0.34%
Money market accounts	66,866	0.38%	64,831	0.31%	67,887	0.39%
Savings accounts	20,555	0.18%	20,649	0.29%	17,953	0.49%
Time deposits of $100,000 and over	105,829	1.20%	104,526	1.51%	104,475	1.71%
Other time deposits	87,359	1.56%	121,838	1.42%	155,908	1.70%
Total interest-bearing deposits	322,920	0.93%	354,499	1.04%	389,260	1.27%

Total average deposits	$385,532		$412,454		$449,700

With short-term interest rates remaining at historic lows throughout the last few years, we were able to significantly reduce the interest rates paid on deposits, particularly on longer term certificates of deposit, as higher rate certificates of deposit matured in 2014 and 2013.

The following table is a schedule of maturities for time deposits of $100,000 or more at December 31, 2014 (in thousands).

Due within three months	$7,897
Due after three months through six months	25,713
Due after six months through twelve months	34,720
Over twelve months	7,229

$75,559

The Dodd-Frank Act permanently raises the current standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Borrowings

We utilize borrowings to supplement deposits to address funding or liability duration needs.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $14,000,000 and $18,000,000 at December 31, 2014 and 2013, respectively. The FHLB advances are secured by the pledge of investment securities and cash. Available borrowings at December 31, 2014 were approximately $721,000 based on currently pledged collateral; however, with additional pledges, the Company could be granted up to 15% of assets in advances.

Federal funds purchased represent unsecured and secured borrowings from other banks and generally mature daily. We did not have any purchased federal funds at December 31, 2014 or 2013.

Other borrowings increased by $589,000 from $2,713,000 at December 31, 2013 to $3,302,000 at December 31, 2014. These borrowings represent business checking sweep accounts that bear interest and are secured by pledged securities.

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

At December 31, 2014, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	Contract	Contract
	Amount	Amount
	2014	2013

Undisbursed credit lines	$38,064	$37,474
Commitments to extend or originate credit	9,207	10,581
Standby letters of credit	1,571	2,192

Total commitments to extend credit	$48,842	$50,247

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

Capital resources

Stockholders’ equity at December 31, 2014 was $19,058,000, compared to $18,244,000 at December 31, 2013 and $24,965,000 at December 31, 2012. The $814,000 increase in stockholders’ equity in 2014 is primarily due to the improvement in the market value of available for sale investments of $3,108,000, offset by the net loss of $1,037,000 and dividends on preferred stock of $1,386,000. The $6,721,000 decrease in stockholders’ equity in 2013 is primarily due to the net loss of $4,007,000, the decline in the market value of available for sale investments of $3,680,000 and dividends on preferred stock of $737,000, offset by proceeds from sale of common stock of $1,684,000. The changes in the market value of available for sale securities is attributable to changes in interest rates during the respective years.

On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under the TARP Program. The TARP Program is a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers. Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 31,190 shares of the Company’s common stock at a purchase price of $4.43 per share. The preferred stock issued by the Company under the TARP Program carried a 5% dividend until May 1, 2014, and now carries a 9% dividend. In November 2013 the Company participated in a successful auction of the Company’s preferred stock securities by the U.S. Treasury that resulted in the purchase of the securities by private and institutional investors. The Treasury continues to own the warrants. This freed the Company from some constraints and costs that were in place while the U.S. Treasury held the securities.

During the first quarter of 2005, the Company issued $5.2 million in Trust Preferred Capital Notes to increase its regulatory capital and to help fund its expected growth in 2005. During the third quarter of 2007, the Company issued $3.6 million in Trust Preferred Capital Notes to partially fund the construction of an 80,000 square foot headquarters building at the Watkins Centre completed in July 2008. The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. See Note 15 of the Notes to Consolidated Financial Statements for a more detailed discussion of the Trust Preferred Capital Notes.

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the TARP Program preferred stock or trust preferred capital notes without prior regulatory approval. In addition, the Consent Order with the Supervisory Authorities provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction of capital, without regulatory approval. At December 31, 2014, the aggregate amount of all of the Company’s total accrued but deferred dividend payments on its preferred stock was $3,618,000.

On December 4, 2013 the Company issued 67,907 new shares of common stock through a private placement to directors and executive officers. The sale raised $1,684,075 in new capital for the Company. The $24.80 sale price for the common shares was the stock’s book value at September 30, 2013, which represented a 30% premium over the closing price of the stock on December 3, 2013.

On August 6, 2014, the Company filed Articles of Amendment to its Articles of Incorporation with the Virginia State Corporation Commission to affect a 1-for-16 reverse stock split of its outstanding common stock. The Articles of Amendment became effective on August 8, 2014. As a result of the reverse split, every sixteen shares of the Company’s issued and outstanding common stock were consolidated into one issued and outstanding share of common stock.

In February 2015, the Company distributed to holders of the Company’s common stock non-transferable subscription rights to purchase up to an aggregate of 1,051,866 shares of the Company’s common stock. Each shareholder received one subscription right for each share of common stock owned as of January 20, 2015. Each subscription right entitles the shareholder to purchase three shares of common stock at the subscription price of $13.87 per share. The Company also entered into a Standby Purchase Agreement with a standby investor to purchase, subject to certain limits, any shares of common stock leftover after shareholders exercise their subscription rights. If the offering is successful, the Company intends to use a portion of the net proceeds to infuse the Bank with additional capital to help achieve and maintain the capital ratios required by the Bank’s Consent Order.

The following table presents the composition of regulatory capital and the capital ratios for the Company at the dates indicated (dollars in thousands).

	December 31,
	2014	2013	2012

Tier 1 capital
Total equity capital	$19,058	$18,244	$24,965
Net unrealized loss on available-for-sale securities	644	3,753	94
Defined benefit postretirement plan	77	85	72
Qualifying trust preferred securities	1,456	2,240	3,306
Disallowed intangible assets	(198)	(295)	(393)
Total Tier 1 capital	21,037	24,027	28,044

Tier 2 capital
Qualifying trust preferred securities	7,308	7,089	5,458
Allowance for loan losses	3,601	3,685	4,795
Total Tier 2 capital	10,909	10,774	10,253

Total risk-based capital	31,946	34,652	38,296

Risk-weighted assets	$285,937	$324,965	$377,572

Average assets	$429,265	$452,029	$505,046

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	4.90%	5.32%	5.55%
Tier 1 capital to risk-weighted assets	7.36%	7.39%	7.43%
Total capital to risk-weighted assets	11.17%	10.66%	10.14%
Equity to total assets	4.40%	4.11%	4.89%

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands).

	December
	2014	2013	2012

Tier 1 capital
Total Bank equity capital	$30,158	$27,574	$33,163
Net unrealized loss on available-for-sale securities	644	3,753	72
Defined benefit postretirement plan	77	86	94
Disallowed intangible assets	(198)	(295)	(393)
Total Tier 1 capital	30,681	31,118	32,936

Tier 2 capital
Allowance for loan losses	3,572	4,075	4,769
Total Tier 2 capital	3,572	4,075	4,769

Total risk-based capital	34,253	35,193	37,705

Risk-weighted assets	$283,581	$322,853	$375,451

Average assets	$427,113	$449,606	$505,150

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	7.18%	6.92%	6.52%
Tier 1 capital to risk-weighted assets	10.82%	9.64%	8.77%
Total capital to risk-weighted assets	12.08%	10.90%	10.04%
Equity to total assets	7.02%	6.24%	6.55%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Bank met the ratio requirements to be categorized as a “well capitalized” institution as of December 31, 2014, 2013 and 2012. However, due to the minimum capital ratios required by the Consent Order, the Bank currently is considered adequately capitalized. The Consent Order requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 11%. At December 31, 2014, the Bank’s leverage ratio was 7.18% and the total capital to risk-weighted assets ratio was 12.08%. As required by the Consent Order, the Bank has provided a capital plan to the FDIC and BFI that demonstrates how the Bank will come into compliance with the required minimum capital ratios set forth in the Consent Order. As discussed previously, the Company intends to use a portion of the net proceeds of its previously announced shareholder rights offering (assuming the offering is successful) to infuse the Bank with additional capital to help achieve and maintain the capital ratios required by the Bank’s Consent Order. See “Item 1. Business – Regulation – Capital Adequacy”

When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations Sections 337.6 and 303, and FDIC Act Section 29. In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

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

At December 31, 2014 and 2013, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $88,645,000 and $97,957,000, or 20.0% and 22.0% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $17,567,000 of these securities are pledged against borrowings. Therefore, the related borrowings would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $17 million for which there were no borrowings against the lines at December 31, 2014.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2014 was $1 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 15% of assets. Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At December 31, 2014, we had commitments to originate $48,842,000 of loans. Fixed commitments to incur capital expenditures were approximately $597,000 at December 31, 2014. Certificates of deposit scheduled to mature or reprice in the 12-month period ending December 31, 2015 total $75,437,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, real estate acquired in settlement of loans, and income taxes. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements.

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

Real estate acquired in settlement of loans

Real estate acquired in settlement of loans represents properties acquired through foreclosure or physical possession.  Write-downs to fair value of foreclosed assets less estimate costs to sell at the time of transfer are charged to allowance for loan losses.  Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs. If fair value declines subsequent to foreclosure a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance at December 31, 2014 was $2,369,000.   Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties.  The evaluation of these factors involves subjective estimates and judgments that may change.

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income.  Management determined that as of December 31, 2013, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance for all of the net deferred tax asset that is dependent on future earnings of the Company of approximately $11,940,000. At December 31, 2014, management continues to believe that the objective negative evidence represented by the Company’s continued losses outweighed the more subjective positive evidence and, as a result, recognized an addition to the valuation allowance on its net deferred tax asset of approximately $334,000 resulting in a total valuation allowance at December 31, 2014 of $12,274,000.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASU requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, with early adoption prohibited. The company is evaluating the effect ASU 2014-09 will have on its consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

Board of Directors

Village Bank and Trust Financial Corp.

Midlothian, Virginia

We have audited the accompanying consolidated balance sheets of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Richmond, Virginia

March 2, 2015

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Balance Sheets

December 31, 2014 and 2013

(dollars in thousands, except per share data)

	2014	2013
Assets
Cash and due from banks	$25,115	$15,221
Federal funds sold	23,988	24,988
Total cash and cash equivalents	49,103	40,209
Investment securities available for sale	39,542	57,748
Loans held for sale	9,914	8,371
Loans
Outstandings	286,146	286,563
Allowance for loan losses	(5,729)	(7,239)
Deferred fees and costs, net	722	683
Total loans, net	281,139	280,007
Other real estate owned, net of valuation allowance	12,638	16,742
Asset held for sale	13,502	13,359
Premises and equipment, net	14,301	12,409
Bank owned life insurance	6,947	6,765
Accrued interest receivable	1,372	1,486
Other assets	5,546	7,077

	$434,004	$444,173

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$77,496	$57,244
Interest bearing	301,364	333,384
Total deposits	378,860	390,628
Federal Home Loan Bank advances	14,000	18,000
Long-term debt - trust preferred securities	8,764	8,764
Other borrowings	3,302	2,713
Accrued interest payable	1,167	1,093
Other liabilities	8,853	4,731
Total liabilities	414,946	425,929

Shareholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference, 1,000,000 shares authorized, 14,738 shares issued and outstanding	59	59
Common stock, $4 par value - 10,000,000 shares authorized; 350,622 shares issued and outstanding at December 31, 2014 333,644 shares issued and outstanding at December 31, 2013	1,339	1,335
Additional paid-in capital	58,188	58,072
Retained earnings (deficit)	(40,539)	(38,066)
Common stock warrant	732	732
Discount on preferred stock	-	(50)
Stock in directors rabbi trust	(878)	(878)
Directors deferred fees obligation	878	878
Accumulated other comprehensive loss	(721)	(3,838)
Total shareholders' equity	19,058	18,244

	$434,004	$444,173

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Operations

Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands, except per share data)

	2014	2013	2012
Interest income
Loans	$15,309	$18,444	$22,939
Investment securities	1,182	1,083	701
Federal funds sold	87	87	59
Total interest income	16,578	19,614	23,699

Interest expense
Deposits	3,006	3,666	4,932
Borrowed funds	554	759	1,065
Total interest expense	3,560	4,425	5,997

Net interest income	13,018	15,189	17,702
Provision for loan losses	100	1,173	9,095
Net interest income after provision for loan losses	12,918	14,016	8,607

Noninterest income
Service charges and fees	2,245	2,314	2,259
Gain on sale of loans	4,449	7,744	8,562
Gain (loss) on sale of investment securities	(210)	217	1,010
Rental income	965	854	794
Other	440	1,126	714
Total noninterest income	7,889	12,255	13,339

Noninterest expense
Salaries and benefits	10,685	11,905	11,275
Commissions	1,165	2,003	2,012
Occupancy	1,690	2,064	2,213
Equipment	708	715	807
Supplies	344	436	431
Professional and outside services	2,550	2,420	2,779
Advertising and marketing	321	249	225
Expenses related to foreclosed real estate	1,244	7,082	4,701
FDIC insurance premium	968	1,048	1,204
Other operating expense	2,169	2,356	2,643
Total noninterest expense	21,844	30,278	28,290

Net loss before income taxes	(1,037)	(4,007)	(6,344)
Income tax expense	-	-	4,055

Net loss	(1,037)	(4,007)	(10,399)

Preferred stock dividends and amortization of discount	1,436	886	879
Net loss available to common shareholders	$(2,473)	$(4,893)	$(11,278)

Earnings (loss) per share, basic and diluted	$(7.39)	$(18.06)	$(42.40)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Changes in Comprehensive Income (Loss)

Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands)

	2014	2013	2012

Net loss	$(1,037)	$(4,007)	$(10,399)
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	4,499	(5,359)	756
Tax effect	1,529	(1,822)	257
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	2,970	(3,537)	499

Reclassification adjustment
Reclassification adjustment for (gains) losses realized in net income (loss)	210	(217)	(1,010)
Tax effect	72	(74)	(343)
Reclassification for (gains) losses included in net income (loss), net of tax	138	(143)	(667)

Minimum pension adjustment	14	13	13
Tax effect	5	5	4
Minimum pension adjustment, net of tax	9	8	9

Total other comprehensive income (loss)	3,117	(3,672)	(159)

Total comprehensive income (loss)	$2,080	$(7,679)	$(10,558)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Shareholders' Equity

Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands)

								Directors	Accumulated
			Additional	Retained		Discount on	Stock in	Deferred	Other
	Preferred	Common	Paid-in	Earnings		Preferred	Directors	Fees	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Stock	Rabbi Trust	Obligation	Income (loss)	Total

Balance, December 31, 2011	$59	$16,973	$40,732	$(21,895)	$732	$(347)	$-	$-	$(7)	$36,247
Amortization of preferred stock discount	-	-	-	(148)	-	148	-	-		-
Preferred stock dividend	-	-	-	(731)	-	-	-	-	-	(731)
Issuance of common stock	-	34	(34)	-	-	-	-	-	-	-
Stock based compensation	-	-	7	-	-	-	-	-	-	7
Minimum pension adjustment (net of income taxes of $4)	-	-	-	-	-	-	-	-	9	9
Net loss	-	-	-	(10,399)	-	-	-	-	-	(10,399)
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	(168)	(168)

Balance, December 31, 2012	59	17,007	40,705	(33,173)	732	(199)	-	-	(166)	24,965
Amortization of preferred stock discount	-	-	-	(149)	-	149	-	-		-
Preferred stock dividend	-	-	-	(737)	-	-	-	-	-	(737)
Issuance of common stock	-	4,346	(2,662)	-	-	-	-	-	-	1,684
Stock based compensation	-	-	11	-	-	-	-	-	-	11
Minimum pension adjustment (net of income taxes of $5)	-	-	-	-	-	-	-	-	8	8
Net loss	-	-	-	(4,007)	-	-	-	-	-	(4,007)
Directors deferred fees	-	-	-	-	-	-	(878)	878	-	-
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	(3,680)	(3,680)

Balance, December 31, 2013	59	21,353	38,054	(38,066)	732	(50)	(878)	878	(3,838)	18,244
Amortization of preferred stock discount	-	-	-	(50)	-	50				-
Preferred stock dividend	-	-	-	(1,386)	-	-			-	(1,386)
Reverse stock split		(20,019)	20,019							-
Issuance of common stock	-	5	(16)	-	-	-			-	(11)
Stock based compensation	-	-	131	-	-	-			-	131
Minimum pension adjustment (net of income taxes of $5)	-	-	-	-	-	-			9	9
Net loss	-	-	-	(1,037)	-	-			-	(1,037)
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	3,108	3,108

Balance, December 31, 2014	$59	$1,339	$58,188	$(40,539)	$732	$-	$(878)	$878	$(721)	$19,058

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands)

	2014	2013	2012

Cash Flows from Operating Activities
Net loss	$(1,037)	$(4,007)	$(10,399)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	681	1,311	1,366
Deferred income taxes	(401)	(1,852)	(2,174)
Valuation allowance on net deferred tax asset	334	1,781	6,229
Provision for loan losses	100	1,173	9,095
Valuation allowance on other real estate owned, net	922	4,929	623
(Gain) Loss on securities sold	210	(217)	(1,010)
Gain on loans sold	(4,449)	(7,744)	(8,562)
Gain on sale of premises and equipment	(3)	(598)	-
(Gain) Loss on sale of other real estate owned	(142)	381	240
Stock compensation expense	131	11	7
Proceeds from sale of mortgage loans	162,983	285,310	304,857
Origination of mortgage loans for sale	(160,077)	(261,749)	(304,315)
Amortization of premiums and accretion of discounts on securities, net	396	417	331
Decrease in interest receivable	114	190	370
Increase in bank owned life insurance	(182)	(189)	(510)
Decrease (increase) in other assets	(138)	1,110	3,491
Increase in interest payable	74	181	319
Increase (decrease) in other liabilities	2,736	(2,279)	(1,510)
Net cash provided by (used in) operating activities	2,252	18,159	(1,552)

Cash Flows from Investing Activities
Purchases of available for sale securities	-	(54,107)	(70,732)
Proceeds from the sale or calls of available for sale securities	22,310	15,737	76,167
Net (increase) decrease in loans	(8,860)	56,562	39,411
Proceeds from sale of other real estate owned	10,952	5,301	7,281
Purchases of premises and equipment	(2,587)	(106)	(355)
Proceeds from sale of premises and equipment	17	1,681	-
Net cash provided by investing activities	21,832	25,068	51,772

Cash Flows from Financing Activities
Issuance of common stock	(11)	1,684	-
Net decrease in deposits	(11,768)	(45,695)	(49,198)
Net decrease in Federal Home Loan Bank Advances	(4,000)	(10,000)	(9,750)
Net increase (decrease) in other borrowings	589	(2,138)	(927)
Net cash used in financing activities	(15,190)	(56,149)	(59,875)

Net increase (decrease) in cash and cash equivalents	8,894	(12,922)	(9,655)
Cash and cash equivalents, beginning of period	40,209	53,131	62,786

Cash and cash equivalents, end of period	$49,103	$40,209	$53,131

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$3,486	$4,244	$5,678
Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$7,628	$7,149	$19,171
Real estate owned assets transferred to premises and equipment	$-	$2,241	$-
Dividends on preferred stock accrued	$1,386	$737	$731

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013 and 2012

Note 1.	Summary of Significant Accounting Policies

The accounting and reporting policies of Village Bank and Trust Financial Corp. and subsidiary (the “Company”) conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practice within the banking industry. The following is a description of the more significant of those policies:

Business

The Company is the holding company of Village Bank (the “Bank”). The Bank opened to the public on December 13, 1999 as a traditional community bank offering deposit and loan services to individuals and businesses in the Richmond, Virginia metropolitan area. Village Bank Mortgage Corporation (“Village Mortgage”) is a full service mortgage banking company wholly-owned by the Bank.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheets dates and revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses and its related provision, and the estimate of the fair value of assets held for sale.

Investment securities

At the time of purchase, debt securities are classified into the following categories: held to maturity, available for sale or trading. Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity. Held to maturity securities are stated at amortized cost adjusted for amortization of premiums and accretion of discounts on purchase using a method that approximates the effective interest method. Investments classified as trading or available for sale are stated at fair value. Changes in fair value of trading investments are included in current earnings while changes in fair value of available for sale investments are excluded from current earnings and reported, net of taxes, as a separate component of other comprehensive income. Presently, the Company does not maintain a portfolio of trading securities or held to maturity.

The fair value of investment securities held to maturity and available for sale is estimated based on quoted prices for similar assets determined by bid quotations received from independent pricing services. Declines in the fair value of securities below their amortized cost that are other than temporary are reflected in earnings or other comprehensive income, as appropriate. For those debt securities whose fair value is less than their amortized cost basis, we consider our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery and if we do not expect to recover the entire amortized cost basis of the security. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.

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

Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. Gains on the sale of loans totaling approximately $4,449,000, $7,744,000 and $8,562,000 were realized during the years ended December 31, 2014, 2013 and 2012, respectively.

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

At December 31, 2014, Village Mortgage had rate lock commitments to originate mortgage loans aggregating approximately $9,207,000 and loans held for sale of approximately $9,914,000. Village Mortgage has entered into corresponding commitments with third party investors to sell loans of approximately $19,121,000. Under the best efforts contractual relationship with these investors, Village Mortgage is obligated to sell the loans, and the investor is obligated to purchase the loans, only if the loans close. No other obligation exists. As a result of these best efforts contractual relationships with these investors Village Mortgage is not exposed to losses, nor will it realize gains, related to its rate lock commitments due to changes in interest rates.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. Our transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2014, 2013 and 2012, and the sale of residential mortgage loans in the secondary market; the extent of which are disclosed in the Consolidated Statements of Cash Flows.

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

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contractual amount of standby letters of credit, whose contract amount represent credit risk was approximately $1,571,000 at December 31, 2014 and approximately $2,192,000 at December 31, 2013.

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

The allowance consists of general and specific components. The general component covers non-classified loans and is based on historical loss experience and risk characteristics (i.e. trends in delinquencies and other non-performing loans, changes in economic conditions on both a local and national level, and changes in the categories of loans comprising the loan portfolio) adjusted for qualitative factors. The specific component relates to loans that we have concluded, based on the value of collateral, guarantees and any other pertinent factors, have known losses. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Real estate acquired in settlement of loans

Real estate acquired through or in lieu of foreclosure is initially recorded at estimated fair value less estimated selling costs. Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. If fair value declines subsequent to foreclosure a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance at December 31, 2014 was $2,369,000.  Costs relating to the development and improvement of such property are capitalized when appropriate, whereas those costs relating to holding the property are expensed.

Asset held for sale

Asset held for sale at December 31, 2014 is the Company’s current headquarters building at the Watkins Centre. It was transferred from premises and equipment to asset held for sale at cost less accumulated depreciation at the date of transfer, December 31, 2013, which was lower than its fair value, adjusted for net selling costs, at that date.

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

Consolidated statements of cash flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks (including cash items in process of collection), interest-bearing deposits with banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash flows from loans originated by the Bank and deposits are reported net. The Company paid interest of $3,486,000, $4,244,000 and $5,678,000 in 2014, 2013, and 2012, respectively. The Company did not pay income taxes in 2014, 2013 and 2012.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on investment securities available for sale and amortization of the unfunded pension liability. At December 31, 2014 and 2013 the accumulated other comprehensive income was comprised of unrealized losses on securities available for sale of $644,000 and $3,752,000 and unfunded pension liability of $77,000 and $86,000, respectively.

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

Stock incentive plan

The Company’s shareholders approved the Company’s stock incentive plan, as amended and restated, which authorizes the issuance of up to 48,750 shares of common stock (after the reverse stock split) to assist the Company in recruiting and retaining key personnel. The incentive plan includes issuances of stock options and awards of 6,830 common shares. The expiration date on options granted is ten years with a three year vesting schedule. See Note 14 for more information on the stock incentive plan.

Fair values of financial instruments

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact. See Note 17 for the methods and assumptions the Bank uses in estimating fair values of financial instruments.

New accounting pronouncements

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASU requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, with early adoption prohibited. The company is evaluating the effect ASU 2014-09 will have on its consolidated financial statements.

Note 2.	Investment securities available for sale

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2014 and 2013 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2014
U.S. Government agencies	$34,220	$-	$(872)	$33,348
Mortgage-backed securities	484	2	(2)	484
Municipals	5,814	2	(106)	5,710

	$40,518	$4	$(980)	$39,542

December 31, 2013
U.S. Treasuries	$7,825	$-	$(615)	7,210
U.S. Government agencies	37,704	-	(3,353)	34,351
Mortgage-backed securities	2,792	10	(50)	2,752
Municipals	15,112	-	(1,677)	13,435

	$63,433	$10	$(5,695)	$57,748

Investment securities with book values of approximately $17,567,000 and $6,899,000 at December 31, 2014 and 2013, respectively, were pledged to secure deposit repurchase agreements.

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the years ending December 31, 2014, 2013 and 2012 (in thousands):

	December 31,
	2014	2013	2012

Gross realized gains	$218	$217	$1,037
Gross realized losses	(428)	-	(27)

	$(210)	$217	$1,010

In 2014, the Company sold approximately $21 million of investment securities available for sale at a loss of $210,000. The sale of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to the anticipated upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity. Approximately $15 million of the proceeds from the sale of these securities were used to purchase rehabilitated student loans that have variable interest rates that will increase as interest rates in general increase.

Investment securities available for sale that have an unrealized loss position at December 31, 2014 and December 31, 2013 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2014
US Treasuries	$-	$-	$33,347	$(872)	$33,347	$(872)
US Government Agencies	-	-	363	(2)	363	(2)
Municipals	-	-	5,497	(106)	5,497	(106)

	$-	$-	$39,207	$(980)	$39,207	$(980)

December 31, 2013
US Treasuries	$7,210	$(615)	$-	$-	$7,210	$(615)
US Government Agencies	34,350	(3,353)	-	-	34,350	(3,353)
Municipals	10,864	(1,471)	2,571	(206)	13,435	(1,677)
Mortgage-backed securities	1,861	(50)	-	-	1,861	(50)

	$54,285	$(5,489)	$2,571	$(206)	$56,856	$(5,695)

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2014.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2014, by contractual maturity, are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value

One to five years	$10,324	$10,099
Five to ten years	25,026	24,359
More than ten years	5,168	5,084

Total	$40,518	$39,542

Note 3.	Loans

Loans classified by type as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Construction and land development
Residential	$4,315	$2,931
Commercial	25,152	28,179
	29,467	31,110
Commercial real estate
Owner occupied	58,804	73,584
Non-owner occupied	38,892	43,868
Multifamily	11,438	11,560
Farmland	434	1,463
	109,568	130,475
Consumer real estate
Home equity lines	20,082	21,246
Secured by 1-4 family residential,
First deed of trust	61,837	66,873
Second deed of trust	7,854	8,675
	89,773	96,794
Commercial and industrial loans (except those secured by real estate)	22,165	26,254
Guaranteed student loans	33,562	-
Consumer and other	1,611	1,930

Total loans	286,146	286,563
Deferred loan cost, net	722	683
Less: allowance for loan losses	(5,729)	(7,239)

	$281,139	$280,007

The Bank purchased two portfolios of rehabilitated student loans guaranteed by the Department of Education (“DOE”) totaling approximately $19 million on July 29, 2014 and approximately $14 million on December 30, 2014. The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

The Company had not pledged any loans at December 31, 2014. Loans pledged as collateral with the FHLB as part of their lending arrangements with the Company totaled $70,959,000 at December 31, 2013.

The following is a summary of loans directly or indirectly with executive officers or directors of the Company for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013

Beginning balance	$7,929	$8,593
Additions	4,888	4,833
Reductions	(4,559)	(5,497)

Ending balance	$8,258	$7,929

Executive officers and directors also had unused credit lines totaling $1,670,000 and $1,731,000 at December 31, 2014 and 2013, respectively. All loans and credit lines to executive officers and directors were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

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

Year-end nonaccrual loans segregated by type as of December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Construction and land development
Residential	$164	$-
Commercial	217	1,811
	381	1,811
Commercial real estate
Owner occupied	2,316	2,704
Non-owner occupied	-	3,492
Farmland	21	117
	2,337	6,313
Consumer real estate
Home equity lines	800	1,632
Secured by 1-4 family residential,
First deed of trust	2,416	7,083
Second deed of trust	702	934
	3,918	9,649
Commercial and industrial loans (except those secured by real estate)	819	840
Consumer and other	23	34

Total loans	$7,478	$18,647

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
December 31, 2014
Construction and land development
Residential	$3,946	$205	$164	$-	$4,315
Commercial	20,641	1,622	2,889		25,152
	24,587	1,827	3,053	-	29,467
Commercial real estate
Owner occupied	47,175	5,234	6,395	-	58,804
Non-owner occupied	36,439	1,811	642	-	38,892
Multifamily	10,703	735		-	11,438
Farmland	413		21	-	434
	94,730	7,780	7,058	-	109,568
Consumer real estate
Home equity lines	18,107	465	1,510	-	20,082
Secured by 1-4 family residential
First deed of trust	52,513	4,763	4,561	-	61,837
Second deed of trust	6,456	434	964	-	7,854
	77,076	5,662	7,035	-	89,773
Commercial and industrial loans (except those secured by real estate)	19,026	2,297	390	452	22,165
Guaranteed student loans	33,562				33,562
Consumer and other	1,488	74	49	-	1,611

Total loans	$250,469	$17,640	$17,585	$452	$286,146

December 31, 2013
Construction and land development
Residential	$2,715	$-	$216	$-	$2,931
Commercial	18,265	2,711	7,203	-	28,179
	20,980	2,711	7,419	-	31,110
Commercial real estate
Owner occupied	51,810	13,214	8,560	-	73,584
Non-owner occupied	31,990	3,454	8,424	-	43,868
Multifamily	10,804	756	-	-	11,560
Farmland	1,347	-	117	-	1,463
	95,951	17,424	17,101	-	130,475
Consumer real estate
Home equity lines	17,610	727	2,909	-	21,246
Secured by 1-4 family residential
First deed of trust	49,843	6,646	10,384	-	66,873
Second deed of trust	6,597	212	1,865	-	8,675
	74,050	7,585	15,158	-	96,794
Commercial and industrial loans (except those secured by real estate)	19,786	1,042	5,426	-	26,254
Consumer and other	1,739	131	60	-	1,930

Total loans	$212,506	$28,893	$45,164	$-	$286,563

The following tables present the aging of the recorded investment in past due loans as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2014
Construction and land development
Residential	$-	$-	$-	$-	$4,315	$4,315	$-
Commercial	92	391	-	483	24,669	25,152	-
	92	391	-	483	28,984	29,467	-
Commercial real estate
Owner occupied	715	-	-	715	58,089	58,804	-
Non-owner occupied	-	-	-	-	38,892	38,892	-
Multifamily	-	-	-	-	11,438	11,438	-
Farmland	-	-	-	-	434	434	-
	715	-	-	715	108,853	109,568	-
Consumer real estate
Home equity lines	31	139	-	170	19,912	20,082	-
Secured by 1-4 family residential
First deed of trust	-	153	-	153	61,684	61,837	-
Second deed of trust	56	-	-	56	7,798	7,854	-
	87	292	-	379	89,394	89,773	-
Commercial and industrial loans (except those secured by real estate)	-	47	-	47	22,118	22,165	-
Guaranteed student loans	671	392	720	1,783	31,779	33,562	720
Consumer and other	-	8	-	8	1,603	1,611	-

Total loans	$1,565	$1,130	$720	$3,415	$282,731	$286,146	$720

December 31, 2013
Construction and land development
Residential	$-	$-	$-	$-	$2,931	$2,931	$-
Commercial	-	116	-	116	28,063	28,179	-
	-	116	-	116	30,994	31,110	-
Commercial real estate
Owner occupied	199	-	-	199	73,385	73,584	-
Non-owner occupied	-	346	-	346	43,522	43,868	-
Multifamily	221	-	-	221	11,339	11,560	-
Farmland	194	-	-	194	1,269	1,463	-
	614	346	-	960	129,515	130,475	-
Consumer real estate
Home equity lines	98	403	-	501	20,745	21,246	-
Secured by 1-4 family residential
First deed of trust	555	362	-	917	65,956	66,873	-
Second deed of trust	-	24	-	24	8,651	8,675	-
	653	789	-	1,442	95,352	96,794	-
Commercial and industrial loans (except those secured by real estate)	25	122	60	207	26,047	26,254	60
Consumer and other	6	15	-	21	1,909	1,930	-

Total loans	$1,298	$1,388	$60	$2,746	$283,817	$286,563	$60

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

	December 31, 2014
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Residential	$164	$164	$-
Commercial	3,379	3,379	-
	3,543	3,543	-
Commercial real estate
Owner occupied	1,686	1,686
Non-owner occupied	6,593	6,593	-
Multifamily	2,322	2,322	-
Farmland	21	450	-
	10,622	11,051	-
Consumer real estate
Home equity lines	800	800	-
Secured by 1-4 family residential
First deed of trust	6,485	6,493	-
Second deed of trust	1,103	1,373	-
	8,388	8,666	-
Commercial and industrial loans (except those secured by real estate)	263	365	-
Consumer and other	23	36	-
	22,839	23,661	-

With an allowance recorded
Construction and land development
Commercial	589	589	26
Commercial real estate
Owner occupied	6,625	6,640	905
Non-Owner occupied
	6,625	6,640	905
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,415	1,415	200
Second deed of trust	257	257	142
	1,672	1,672	342
Commercial and industrial loans (except those secured by real estate)	555	555	239
	9,441	9,456	1,512

Total
Construction and land development
Residential	164	164	-
Commercial	3,968	3,968	26
	4,132	4,132	26
Commercial real estate
Owner occupied	8,311	8,326	905
Non-owner occupied	6,593	6,593	-
Multifamily	2,322	2,322	-
Farmland	21	450	-
	17,247	17,691	905
Consumer real estate
Home equity lines	800	800	-
Secured by 1-4 family residential,
First deed of trust	7,900	7,908	200
Second deed of trust	1,360	1,630	142
	10,060	10,338	342
Commercial and industrial loans (except those secured by real estate)	818	920	239
Consumer and other	23	36	-
	$32,280	$33,117	$1,512

	December 31, 2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Residential	$216	$216	$-
Commercial	3,452	3,497	-
	3,668	3,713	-
Commercial real estate
Owner occupied	1,919	1,969
Non-owner occupied	11,769	11,928	-
Multifamily	2,373	2,373	-
Farmland	117	450	-
	16,178	16,720	-
Consumer real estate
Home equity lines	1,630	1,685	-
Secured by 1-4 family residential
First deed of trust	8,177	8,319	-
Second deed of trust	1,125	1,249	-
	10,932	11,253	-
Commercial and industrial loans (except those secured by real estate)	809	983	-
Consumer and other	34	34	-
	31,621	32,703	-

With an allowance recorded
Construction and land development
Commercial	1,753	1,753	220
Commercial real estate
Owner occupied	9,794	9,948	680
Non-Owner occupied	1,297	1,297	371
	11,091	11,245	1,051
Consumer real estate
Secured by 1-4 family residential
First deed of trust	2,184	2,870	484
Second deed of trust	132	132	32
	2,316	3,002	516
Commercial and industrial loans (except those secured by real estate)	151	151	43
	15,311	16,151	1,830

Total
Construction and land development
Residential	216	216	-
Commercial	5,205	5,250	220
	5,421	5,466	220
Commercial real estate
Owner occupied	11,713	11,917	680
Non-owner occupied	13,066	13,225	371
Multifamily	2,373	2,373	-
Farmland	117	450	-
	27,269	27,965	1,051
Consumer real estate
Home equity lines	1,630	1,685	-
Secured by 1-4 family residential,
First deed of trust	10,361	11,189	484
Second deed of trust	1,257	1,381	32
	13,248	14,255	516
Commercial and industrial loans (except those secured by real estate)	960	1,134	43
Consumer and other	34	34	-
	$46,932	$48,854	$1,830

The following is a summary of average recorded investment in impaired loans with and without valuation allowance and interest income recognized on those loans for periods indicated (in thousands):

	December 31,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$181	$2	$179	$9
Commercial	3,642	205	5,443	255
	3,823	207	5,622	264
Commercial real estate
Owner occupied	1,705	93	2,552	113
Non-owner occupied	6,693	320	11,922	599
Multifamily	2,347	141	2,396	149
Farmland	21	-	117	-
	10,766	554	16,987	861
Consumer real estate
Home equity lines	800	27	1,632	59
Secured by 1-4 family residential
First deed of trust	6,581	352	8,707	395
Second deed of trust	1,112	51	1,186	63
	8,493	430	11,525	517
Commercial and industrial loans (except those secured by real estate)	274	15	796	48
Consumer and other	26	2	38	2
	23,382	1,208	34,968	1,692

With an allowance recorded
Construction and land development
Commercial	601	33	1,820	52
Commercial real estate
Owner occupied	5,853	272	8,759	513
Non-Owner occupied	-	-	1,311	65
	5,853	272	10,070	578
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,464	45	2,355	116
Second deed of trust	263	11	136	4
	1,727	56	2,491	120
Commercial and industrial loans (except those secured by real estate)	570	33	154	4
	8,751	394	14,535	754

Total
Construction and land development
Residential	181	2	179	9
Commercial	4,243	238	7,263	307
	4,424	240	7,442	316
Commercial real estate
Owner occupied	7,558	365	11,311	626
Non-owner occupied	6,693	320	13,233	664
Multifamily	2,347	141	2,396	149
Farmland	21	-	117	-
	16,619	826	27,057	1,439
Consumer real estate
Home equity lines	800	27	1,632	59
Secured by 1-4 family residential,
First deed of trust	8,045	397	11,062	511
Second deed of trust	1,375	62	1,322	67
	10,220	486	14,016	637
Commercial and industrial loans (except those secured by real estate)	844	48	950	52
Consumer and other	26	2	38	2
	$32,133	$1,602	$49,503	$2,446

As of December 31, 2014, 2013 and 2012, the Company had impaired loans of $7,478,000, $18,647,000 and $25,605,000, respectively, which were on nonaccrual status. These loans had valuation allowances of $1,087,000, $1,189,000 and $1,338,000 as of December 31, 2014, 2013 and 2012, respectively. Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $224,000, 1,093,000 and $1,592,000 for 2014, 2013 and 2012, respectively.

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

An accruing loan that is modified in a TDR can remain in accrual status if, based on a current well-documented credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical repayment performance for a reasonable period before modification. The following is a summary of performing and nonaccrual TDRs and the related specific valuation allowance by portfolio segment as of December 31, 2014 (dollars in thousands).

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2014
Construction and land development
Residential	$7	-	$7	$-
Commercial	3,895	3,751	144	17
	3,902	3,751	151	17
Commercial real estate
Owner occupied	6,317	5,149	1,168	325
Non-owner occupied	6,593	6,593	-	-
Multifamily	2,322	2,322	-	-
	15,232	14,064	1,168	325
Consumer real estate
Home equity lines	-	-	-	-
Secured by 1-4 family residential	-	-	-	-
First deeds of trust	6,990	5,494	1,496	200
Second deeds of trust	762	658	104	5
	7,752	6,152	1,600	205
Commercial and industrial loans (except those secured by real estate)	239	-	239	12
Consumer and other	16	-	16	-
	$27,141	$23,967	$3,174	$559

Number of loans	107	77	30	21

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2013
Construction and land development
Residential	$216	216	$-	$-
Commercial	4,922	3,394	1,528	211
	5,138	3,610	1,528	211
Commercial real estate
Owner occupied	10,377	9,010	1,367	374
Non-owner occupied	9,973	9,568	405	137
Multifamily	2,373	2,373	-	-
	22,723	20,951	1,772	511
Consumer real estate
Home equity lines	160	-	160	-
Secured by 1-4 family residential
First deeds of trust	7,296	3,231	4,065	383
Second deeds of trust	692	325	367	-
	8,148	3,556	4,592	383
Commercial and industrial loans (except those secured by real estate)	255	120	135	9
Consumer and other	21	-	21	-
	$36,285	$28,237	$8,048	$1,114

Number of loans	115	62	53	23

The following table provides information about TDRs identified during the indicated periods (dollars in thousands).

	December 31, 2014			December 31, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Construction and land development
Residential	-	$-	$-	2	$216	$216
Commercial	1	45	45	11	4,036	4,036
	1	45	45	13	4,252	4,252
Commercial real estate
Owner occupied	7	729	729	6	3,095	3,095
Non-owner occupied	-	-	-	6	1,754	1,754
	7	729	729	12	4,849	4,849
Consumer real estate
Home equity lines	-	-	-	1	160	160
Secured by 1-4 family residential
First deed of trust	2	727	727	26	2,819	2,819
Second deed of trust	2	104	104	6	371	371
	4	832	832	33	3,350	3,350

Consumer and other	-	-	-	1	21	-
	12	$1,606	$1,606	59	$12,472	$12,451

The following table provides information about defaults on TDRs for the year ended December 31, 2014 (dollars in thousands).

	December 31, 2014		December 31, 2013
	Number of	Recorded	Number of	Recorded
	Loans	Balance	Loans	Balance
Construction and land development
Residential	1	$7	1	$102
Commercial	5	144	1	40
	6	151	2	142
Commercial real estate
Owner occupied	1	160	-	-

Consumer real estate
Secured by 1-4 family residential
First deed of trust	14	1,037	2	325
Second deed of trust	2	104	-	-
Total consumer real estate	16	1,141	2	325
Commercial and industrial loans (except those secured by real estate)	2	240	1	117
Total	25	$1,692	5	$584

Note 4.	Allowance for loan losses

Activity in the allowance for loan losses was as follows for the periods indicated (in thousands):

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Year Ended December 31, 2014
Construction and land development
Residential	$135	$(103)	$-	$2	$34
Commercial	1,274	(1,016)	(100)	44	202
	1,409	(1,119)	(100)	46	236
Commercial real estate
Owner occupied	1,199	1,268	(631)	-	1,836
Non-owner occupied	670	430	(518)	25	607
Multifamily	20	58	-	-	78
Farmland	337	(111)	(96)	-	130
	2,226	1,645	(1,245)	25	2,651
Consumer real estate
Home equity lines	424	506	(476)	15	469
Secured by 1-4 family residential
First deed of trust	1,992	(442)	(277)	72	1,345
Second deed of trust	394	(223)	(86)	190	275
	2,810	(159)	(839)	277	2,089
Commercial and industrial loans (except those secured by real estate)	724	(447)	(172)	401	506
Student loans	-	217	-	-	217
Consumer and other	70	(37)	(25)	22	30

	$7,239	$100	$(2,381)	$771	$5,729

Year Ended December 31, 2013
Construction and land development
Residential	$495	$(462)	$-	$102	$135
Commercial	4,611	(3,482)	(279)	424	1,274
	5,106	(3,944)	(279)	526	1,409
Commercial real estate
Owner occupied	1,358	252	(454)	43	1,199
Non-owner occupied	817	452	(619)	20	670
Multifamily	24	(4)	-	-	20
Farmland	-	1,233	(896)	-	337
	2,199	1,933	(1,969)	63	2,226
Consumer real estate
Home equity lines	658	23	(266)	9	424
Secured by 1-4 family residential
First deed of trust	1,358	2,493	(1,953)	94	1,992
Second deed of trust	224	498	(367)	39	394
	2,240	3,014	(2,586)	142	2,810
Commercial and industrial loans (except those secured by real estate)	1,162	145	(760)	177	724
Consumer and other	101	25	(65)	9	70

	$10,808	$1,173	$(5,659)	$917	$7,239

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2012
Construction and land development
Residential	$705	$542	$(797)	$45	$495
Commercial	6,798	3,444	(5,645)	14	4,611
	7,503	3,986	(6,442)	59	5,106
Commercial real estate
Owner occupied	1,496	623	(961)	200	1,358
Non-owner occupied	1,549	(301)	(431)	-	817
Multifamily	407	(373)	(10)	-	24
Farmland	-	-	-	-	-
	3,452	(51)	(1,402)	200	2,199
Consumer real estate
Home equity lines	860	669	(884)	13	658
Secured by 1-4 family residential
First deed of trust	1,881	2,611	(3,220)	86	1,358
Second deed of trust	398	468	(663)	21	224
	3,139	3,748	(4,767)	120	2,240
Commercial and industrial loans (except those secured by real estate)	1,656	1,231	(1,880)	155	1,162
Student loans	-	-	-	-	-
Consumer and other	321	181	(408)	7	101

	$16,071	$9,095	$(14,899)	$541	$10,808

The reversal of the provisions for loan losses totaling $1,119,000 and $3,944,000 for the construction and land development loan portfolio during the year ended December 31, 2014 and 2013, respectively, was attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. In both years the general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 7.81% at December 31, 2012 to 4.82% at December 31, 2013 and to a net recovery of 0.27% at December 31, 2014. Also contributing to the declines in the general component were declines of approximately $1,643,000 and $12,945,000 in the outstanding loan balance of this portfolio at December 31, 2014 and 2013, respectively.

	Recorded Investment in Loans
	Allowance				Loans
				Loans acquired				Loans acquired
	Ending			with deteriorated	Ending			with deteriorated
	Balance	Individually	Collectively	credit quality	Balance	Individually	Collectively	credit quality

Year Ended December 31, 2014
Construction and land development
Residential	$34	$-	$34	$-	$4,315	$164	$4,151	$-
Commercial	202	26	176	-	25,152	3,968	21,184	-
	236	26	210	-	29,467	4,132	25,335	-
Commercial real estate
Owner occupied	1,837	905	932	-	58,804	8,311	50,493	-
Non-owner occupied	607	-	607	-	38,892	6,593	32,299	-
Multifamily	77	-	77	-	11,438	2,322	9,116	-
Farmland	130	-	130	-	434	21	413	-
	2,651	905	1,746	-	109,568	17,247	92,321	-
Consumer real estate
Home equity lines	469	-	469	-	20,082	800	19,282	-
Secured by 1-4 family residential
First deed of trust	1,345	200	1,145	-	61,837	7,900	53,937	-
Second deed of trust	275	142	133	-	7,854	1,360	6,494	-
	2,089	342	1,747	-	89,773	10,060	79,713	-
Commercial and industrial loans (except those secured by real estate)	506	239	267	-	22,165	818	21,347	-
Student loans	217	-	217		33,562	-	33,562	-
Consumer and other	30	-	30	-	1,611	23	1,588	-

	$5,729	$1,512	$4,217	$-	$286,146	$32,280	$253,866	$-

Year Ended December 31, 2013
Construction and land development
Residential	$135	$-	$135	$-	$2,931	$216	$2,715	$-
Commercial	1,274	227	1,047	-	28,179	5,205	22,974	-
	1,409	227	1,182	-	31,110	5,421	25,689	-
Commercial real estate
Owner occupied	1,200	673	527	-	73,584	11,713	61,871	-
Non-owner occupied	670	371	299	-	43,868	13,066	30,802	-
Multifamily	19	-	19	-	11,560	2,373	9,187	-
Farmland	337	-	337	-	1,463	117	1,346	-
	2,226	1,044	1,182	-	130,475	27,269	103,206	-
Consumer real estate
Home equity lines	424	-	424	-	21,246	1,630	19,616	-
Secured by 1-4 family residential			-
First deed of trust	1,992	484	1,508	-	66,873	10,361	56,512	-
Second deed of trust	394	32	362	-	8,675	1,257	7,418	-
	2,810	516	2,294	-	96,794	13,248	83,546	-
Commercial and industrial loans (except those secured by real estate)	724	43	681	-	26,254	960	25,294	-
Consumer and other	70	-	70	-	1,930	34	1,896	-

	$7,239	$1,830	$5,409	$-	$286,563	$46,932	$239,631	$-

Note 5.	Premises and equipment

The following is a summary of premises and equipment as of December 31, 2014 and 2013 (in thousands):

	2014	2013

Land	$4,930	$3,803
Buildings and improvements	9,311	6,500
Furniture, fixtures and equipment	7,395	8,772
Total premises and equipment	21,636	19,075
Less: Accumulated depreciation and amortization	(7,335)	(6,666)

Premises and equipment, net	$14,301	$12,409

Depreciation and amortization of premises and equipment for 2014, 2013 and 2012 amounted to $681,000, $1,311,000 and $1,366,000 respectively.

Note 6.	Investment in bank owned life insurance

The Bank is owner and designated beneficiary on life insurance policies in the face amount of $14,246,000 covering certain of its directors and executive officers. The earnings from these policies are used to offset expenses related to retirement plans. The cash surrender value of these policies at December 31, 2014 and 2013 was approximately $6,947,000 and $6,765,000, respectively.

Note 7.	Deposits

Deposits as of December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013

Demand accounts	$77,496	$57,244
Interest checking accounts	42,924	43,691
Money market accounts	64,987	63,357
Savings accounts	20,643	20,229
Time deposits of $100,000 and over	75,559	94,245
Other time deposits	97,251	111,862

Total	$378,860	$390,628

The following are the scheduled maturities of time deposits as of December 31, 2014 (in thousands):

		Greater than
	Less Than	or Equal to
Year Ending December 31,	$100,000	$100,000	Total

2015	$41,779	$33,610	$75,389
2016	30,437	26,450	56,887
2017	10,959	8,270	19,229
2018	6,031	2,858	8,889
2019	8,045	4,371	12,416

	$97,251	$75,559	$172,810

Deposits held at the Company by related parties, which include officers, directors, greater than 5% shareholders and companies in which directors of the board have a significant ownership interest, approximated $7,305,000 and $8,481,000 at December 31, 2014 and 2013, respectively.

Note 8.	Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $1,073,000 in FHLB stock at December 31, 2014 and $1,417,000 at December 31, 2013 which is held at cost and included in other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of U.S. Government agency securities, FHLB stock and qualified single family first mortgage loans. The Company had FHLB advances of approximately $14,000,000 at December 31, 2014 maturing through 2018. At December 31, 2013 approximately $18,000,000 of advances was outstanding.

At December 31, 2014, the contractual maturities of the advances are as follows (in thousands):

Due in 2015	$8,000
Due in 2016	3,600
Due in 2017	1,600
Due in 2018	800

$14,000

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The carrying value of these repurchase agreements was $3,302,000 and $2,713,000 at December 31, 2014 and 2013, respectively.

Information related to borrowings as of December 31, 2014 and 2013 is as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013

Maximum outstanding during the year FHLB advances	$18,000	$28,000
Balance outstanding at end of year FHLB advances	14,000	18,000
Average amount outstanding during the year FHLB advances	15,468	23,433
Average interest rate during the year FHLB advances	2.16%	2.19%
Average interest rate at end of year FHLB advances	2.07%	2.31%

Note 9.	Income taxes

The following summarizes the tax effects of temporary differences which comprise net deferred tax assets and liabilities at December 31, 2014 and 2013 (in thousands):

	2014	2013
Deferred tax assets
Net operating loss carryforward	$8,017	$5,316
Allowance for loan losses	1,948	2,461
Unrealized loss on available-for-sale securities	332	1,933
Interest on nonaccrual loans	76	913
Expenses and writedowns related to foreclosed property	1,095	2,225
Merger stock options replacement	90	90
Stock compensation	45	3
Employee benefits	954	845
Pension expense	40	44
Depreciation	-	46
Other, net	32	70
Goodwill	55	27

Total deferred tax assets	12,684	13,973

Deferred tax liabilities
Depreciation	11	-
Amortization of intangibles	67	100
Total deferred tax liabilities	78	100

Net deferred tax asset prior to valuation allowance	12,606	13,873

Less Unrealized gain/(loss) on available-for-sale securities	(332)	(1,933)

Net deferred tax asset subject to valuation allowance	12,274	11,940

Less valuation allowance	12,274	11,940

Net deferred tax asset	$332	$1,933

The net deferred tax asset is included in other assets on the consolidated balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. Management determined that as of December 31, 2013, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance for all of the net deferred tax asset that is dependent on future earnings of the Company of approximately $11,940,000. At December 31, 2014, management continues to believe that the objective negative evidence represented by the Company’s continued losses outweighed the more subjective positive evidence and, as a result, recognized an addition to the valuation allowance on its net deferred tax asset of approximately $334,000 resulting in a total valuation allowance at December 31, 2014 of $12,274,000. The net operating losses available to offset future taxable income amounted to $23,580,000 at December 31, 2014 and begin expiring in 2028; $1,257,000 of such amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $908,000 per year.

The income tax expense (benefit) charged to operations for the years ended December 31, 2014, 2013 and 2012 consists of the following (in thousands):

	2014	2013	2012

Current tax expense (benefit)	$67	$71	$-
Deferred tax expense (benefit)	(401)	(1,852)	(2,174)
Valuation allowance	334	1,781	6,229

Provision (benefit) for income taxes	-	$-	$4,055

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012

Net income (loss) before income taxes	$(1,037)	$(4,007)	$(6,344)

Computed "expected" tax benefit	$(352)	$(1,362)	$(2,157)
Valuation allowance change	334	1,781	6,229
State taxes, net of fed	44	46	-
Cash surrender value of life insurance	(62)	(64)	(65)
Other	36	(401)	48

Provision (benefit) for income taxes	$-	$-	$4,055

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense of $163,000 for 2012, which is included in other operating expenses. Due to the Company’s adjusted capital level we were not subject to franchise tax expense for the years ended December 31, 2014 and 2013.

Note 10.	Earnings (loss) per share

The following table presents the basic and diluted earnings per share computations (in thousands except per share data):

	2014	2013	2012
Numerator
Net loss - basic and diluted	$(1,037)	$(4,007)	$(10,399)
Preferred stock dividend and accretion	1,436	886	879
Net loss available to common shareholders	$(2,473)	$(4,893)	$(11,278)

Denominator
Weighted average shares outstanding - basic	334	271	266
Dilutive effect of common stock options and restricted stock awards	-	-	-

Weighted average shares outstanding - diluted	334	271	266

Loss per share - basic and diluted	$(7.39)	$(18.06)	$(42.40)

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 6,830, 5,338 and 16,008 shares of common stock were not included in computing diluted earnings per share in 2014, 2013 and 2012 respectively, because their effects were anti-dilutive. Restricted stock awards for 14,642, 320 and 644 shares of common stock were not included in computing diluted earnings per share in 2014, 2013 and 2012 respectively because their effects were also anti-dilutive. (see Notes 13 and 14)

Note 11.	Lease commitments

Certain premises and equipment are leased under various operating leases. Total rent expense charged to operations was $439,000, $446,000 and $367,000 in 2014, 2013 and 2012, respectively. At December 31, 2014, the minimum total rental commitment under such non-cancelable operating leases was as follows (in thousands):

2015	$434
2016	196
2017	154
2018	158
2019	126

$1,068

Note 12.	Commitments and contingencies

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

At December 31, 2014 and 2013, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	Contract	Contract
	Amount	Amount
	2014	2013

Undisbursed credit lines	$38,064	$37,474
Commitments to extend or originate credit	9,207	10,581
Standby letters of credit	1,571	2,192

Total commitments to extend credit	$48,842	$50,247

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

Consent Order – In February 2012, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (“Consent Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Virginia Bureau of Financial Institutions (the “Supervisory Authorities”), and the Supervisory Authorities have issued the related Consent Order (the “Order”) effective February 3, 2012. The description of the Consent Agreement and the Order are set forth below:

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

Written Agreement – In June 2012, the Company entered into a written agreement (“Written Agreement”) with the Federal Reserve Bank of Richmond (the “Reserve Bank”). Pursuant to the terms of the Written Agreement, the Company developed and submitted to the Reserve Bank written plans to maintain sufficient capital and correct any violations of Section 23A of the Federal Reserve Act and Regulation W. In addition, the Company submitted a written statement of its planned sources and uses of cash for debt service, operation expenses, and other purposes.

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

Since entering into the Order and the Written Agreement, the Company has taken numerous steps to comply with their terms. As of December 31, 2014, we believe we have complied with all requirements of the Order and the Written Agreement with the exception of the capital requirements in the Order and correction of the Section 23A of the Federal Reserve Act and Regulation W to the Reserve Bank in the Written Agreement.

Note 13.	Stockholders’ equity and regulatory matters

On May 1, 2009, as part of the Capital Purchase Program (the “TARP Program”) established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 14,738 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $4.00 per share, having a liquidation preference of $1,000 per share (the “preferred stock”) and (ii) a warrant (the “Warrant”) to purchase 499,029 shares of the Company’s common stock at an initial exercise price of $4.43 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $14,738,000 in cash. The fair value of the preferred stock was estimated using discounted cash flow methodology at an assumed market equivalent rate of 13%, with 20 quarterly payments over a five year period, and was determined to be $10,208,000. The fair value of the warrant was estimated using the Black-Scholes option pricing model, with assumptions of 25% volatility, a risk-free rate of 2.03%, a yield of 6.162% and an estimated life of 5 years, and was determined to be $534,000. The aggregate fair value for both the preferred stock and common stock warrants was determined to be $10,742,000 with 95% of the aggregate attributable to the preferred stock and 5% attributable to the common stock warrant. Therefore, the $14,738,000 issuance was allocated with $14,006,000 being assigned to the preferred stock and $732,000 being allocated to the common stock warrant. The difference between the $14,738,000 face value of the preferred stock and the amount allocated of $14,006,000 to the preferred stock is being accreted as a discount on the preferred stock using the effective interest rate method over five years.

The preferred stock qualifies as Tier 1 capital and accrued cumulative dividends at a rate of 5% until May 1, 2014 and no accrues at a 9% rate, unless the shares are redeemed by the Company. The preferred stock is generally non-voting, other than on certain matters that could adversely affect the preferred stock.

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

As required by the Reserve Bank, the Company notified the Treasury in May 2011 that the Company was going to defer the payment of the quarterly cash dividend of $184,225 due on May 16, 2011, and subsequent quarterly payments, on the preferred stock. The total arrearage on such preferred stock as of December 31, 2014 was $3,618,000. This amount has been accrued for and is included in other liabilities in the consolidated balance sheet.

In November 2013, the Company participated in a successful auction of the Company’s preferred stock by the Treasury that resulted in the purchase of the preferred stock by private and institutional investors.

On December 4, 2013, the Company issued 67,907 new shares of common stock through a private placement to directors and executive officers. The sale raised $1,684,075 in new capital for the Company. The $24.80 sale price for the common shares was the stock’s book value at September 30, 2013, which represented a 30% premium over the closing price of the stock on December 3, 2013.

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

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Bank met the ratio criteria to be categorized as a “well capitalized” institution as of December 31, 2014, 2013 and 2012. However, due to the minimum capital ratios required by the Consent Order, the Bank is currently considered adequately capitalized. The Consent Order requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 11%. At December 31, 2014, the Banks leverage ratio was 7.18% and the total capital to risk-weighted assets ratio was 12.08%. As required by the Consent Order, the Bank has provided a capital plan to the Supervisory Authorities that demonstrates how the Bank will come into compliance with the required minimum capital ratios set forth in the Consent Order. When capital falls fellow the “well capitalized” requirement, consequences can include: new branch approval could be withheld, more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitation as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29. In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

The capital amounts and ratios at December 31, 2014 and 2013 for the Company and the Bank are presented in the table below (dollars in thousands):

	For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2014
Total capital (to risk- weighted assets)
Consolidated	$31,946	11.17%	$22,875	8.00%	$28,594	10.00%
Village Bank	34,253	12.08%	22,686	8.00%	28,358	10.00%

Tier 1 capital (to risk- weighted assets)
Consolidated	21,037	7.36%	11,437	4.00%	17,156	6.00%
Village Bank	30,681	10.82%	11,343	4.00%	17,015	6.00%

Leverage ratio (Tier 1 capital to average assets)
Consolidated	21,037	4.90%	17,170	4.00%	21,463	5.00%
Village Bank	30,681	7.18%	17,084	4.00%	21,355	5.00%

December 31, 2013
Total capital (to risk- weighted assets)
Consolidated	$34,652	10.66%	$25,997	8.00%	$32,496	10.00%
Village Bank	35,192	10.90%	25,828	8.00%	32,285	10.00%

Tier 1 capital (to risk- weighted assets)
Consolidated	24,027	7.39%	12,999	4.00%	19,498	6.00%
Village Bank	31,117	9.64%	12,914	4.00%	19,371	6.00%

Leverage ratio (Tier 1 capital to average assets)
Consolidated	24,027	5.32%	18,069	4.00%	22,587	5.00%
Village Bank	31,117	6.92%	17,984	4.00%	22,480	5.00%

(1)	As a result of the Consent Order, the Bank is not considered well capitalized even though it meets the ratio requirements to be classified as such. The Consent Order requires the total capital to risk-weighted assets to be at least 11% and the leverage ratio to be at least 8%.

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the TARP Program preferred stock or trust preferred capital notes without prior regulatory approval. In addition, the Consent Order with the Supervisory Authorities provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction of capital, without regulatory approval. At December 31, 2014, the aggregate amount of all of the Company’s total accrued but deferred dividends payments on the preferred stock was $3,618,000.

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

The following table summarizes options outstanding under the stock incentive plan at the indicated dates:

	Year Ended December 31,
	2014				2013
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	6,210	$99.03	$64.96		15,977	$155.36	$74.40
Granted	884	25.28	15.52		1,760	25.28	9.76
Forfeited	(264)	25.28	80.33		(11,527)	123.20	79.84
Exercised	-	-	-		-	-	-
Options outstanding, end of period	6,830	$92.34	$57.97	$-	6,210	$99.03	$64.96	$-
Options exercisable, end of period	5,318				4,647

	Year Ended December 31,
	2012
		Weighted
		Average
		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value

Options outstanding, beginning of period	16,561	$151.68	$75.20
Granted	313	16.00	17.28
Forfeited	(897)	128.32	69.44
Exercised	-	-	-
Options outstanding, end of period	15,977	$155.36	$74.40	$-
Options exercisable, end of period	15,664

The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the years indicated:

Year Ended
December 31, 2014

Risk-free interest rate	2.57%
Dividend yield	0%
Expected weighted average term	7 years
Volatility	50%

The following table summarizes information about stock options outstanding at December 31, 2014:

		Weighted
		Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$16.00-$75.28	2,929	6.3	$24.47	1,417	$25.46
$140 - $200	3,901	0.8	143.30	3,901	143.30

	6,830	3.16	92.34	5,318	111.90

During the first and third quarters of 2014, we granted certain officers 4,423, 6,278 and 1,625 restricted shares of common stock with a weighted average fair market value of $21.28, $27.04 and $27.69 at the date of grant respectively. These restricted stock awards have three-year graded vesting. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock was 11,767 at December 31, 2014.

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period. Unamortized stock-based compensation related to non-vested share based compensation arrangements granted under the Incentive Plan as of December 31, 2014 and 2013 was $329,000 and $88,000, respectively. The time based unamortized compensation of $329,000 is expected to be recognized over a weighted average period of 2.29 years. There were no forfeitures of restricted stock awards in 2014 and 2013.

Stock-based compensation expense was $131,000, $11,000 and $7,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 15.	Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate was 2.40% and 2.39% at December 31, 2014 and 2013, respectively. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at December 31, 2014 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly–owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts and is also payable quarterly. The interest rate at December 31, 2014 was 1.65%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the Trust Preferred Capital Notes not considered as Tier 1 capital may be included in Tier 2 capital.

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends. In consideration of our agreements with our regulators, which require regulatory approval to make interest payments on these securities, the Company has deferred an aggregate of $1,061,000 in interest payments on the junior subordinated debt securities as of December 31, 2014. The Company has been deferring interest payments since June 2011. Although we elected to defer payment of the interest due, the amounts has been accrued in the consolidated balance sheet and included in interest expense in the consolidated statement of operations.

Note 16.	Retirement plans

401K Plan: The Bank provides a qualified 401K plan to all eligible employees which is administered through the Virginia Bankers Association Benefits Corporation. Employees are eligible to participate in the plan after three months of employment. Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction. Due to the recent economic conditions the Bank ceased its matching program in 2009 however beginning January 2013 the Bank reinstituted the 401K match. The Bank provided a matching contribution of $.50 for every $1.00 the participant contributes up to the first 4% of their salary. Participants are fully vested in their own contributions and vest equally over three years of service in the Bank’s matching contributions. Total contributions to the plan for the years ended December 31, 2014 and 2013 were $150,000 and $165,000, respectively.

Supplemental Executive Retirement Plan: The Bank established the Village Bank Supplemental Executive Retirement Plan (the “SERP”) on January 1, 2005 to provide supplemental retirement income to certain executive officers as designated by the Personnel Committee, later replaced by the Compensation Committee, and approved by the board of directors. While we are subject to the regulatory agreements, the respective regulatory agencies also review and approve new participants or changes in benefits under the SERP. The SERP is an unfunded employee pension plan under the provisions of ERISA. An eligible employee, once designated by the Committee and approved by the board of directors in writing to participate in the SERP, becomes a participant in the SERP 60 days following such approval (unless an earlier participation date is approved). There are currently seven executive officers who participate in the SERP. The retirement benefit to be received by a participant is determined by the Committee and approved by the board of directors and is payable in equal monthly installments over the period specified in the SERP for each respective participant, commencing on the first day of the month following a participant’s retirement or termination of employment, provided the participant has been employed by the Bank for a minimum of 10 years (6 years in the case of one participant). The Compensation Committee, in its sole discretion, may choose to treat a participant who has experienced a termination of employment on or after attaining age 65 but prior to completing his service requirement as having completed his service requirement. At December 31, 2014 and 2013, the Bank’s liability under the SERP was $1,840,000 and $1,655,000 respectively, and expense for the years ended December 31, 2014, 2013 and 2012 was $257,000, $462,000 and $141,000 respectively. The increase in cash surrender value of the BOLI related to the participants was $183,000, $189,000 and $191,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Directors’ Deferral Plan: The Bank established the Village Bank Outside Directors Deferral Plan (the “Directors Deferral Plan”) on January 1, 2005 under which non-employee directors of Village Bank have the opportunity to defer receipt of all or a portion of certain compensation until retirement or departure from the board of directors. Deferral of compensation under the Directors Deferral Plan is voluntary by non-employee directors and to participate in the plan a director must file a deferral election as provided in the plan. A director shall become an active participant with respect to a plan year (as defined in the plan) only if he is expected to have compensation during the plan year and he timely files a deferral election. A separate account is established for each participant in the plan and each account shall, in addition to compensation deferred at the election of the participant, be credited with interest on the balance of the account, the rate of such interest to be established by the board of directors in its sole discretion at the beginning of each plan year. For those directors electing to purchase stock, the obligation will only be settled by delivery of the fixed number of shares they purchased. At December 31, 2014 and 2013, the Bank’s liability under the Directors Deferral Plan was $206,000 and $83,000, respectively, and expense for the years ended December 31, 2014, 2013 and 2012 was $123,000, $165,000 and $181,000, respectively. In the fourth quarter of 2013 certain directors electing to purchase common stock with funds from their deferred compensation account causing the December 31, 2013 liability to be lower than the December 31, 2014 liability. A rabbi trust was established to hold the shares. At December 31, 2014 and 2013 the trust held 35,389 shares of Company common stock totaling $877,644.

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

Assets measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below:

	Fair Value Measurement
	at December 31, 2014 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$33,348	-	33,348	-
MBS	484	-	484	-
Municipals	5,711	-	5,711	-
Residential loans held for sale	9,914	-	9,914	-
			-
Financial Assets - Non-Recurring
Impaired loans	32,280	-	30,028	2,252
Real estate owned	12,638	-	12,168	470

	Fair Value Measurement
	at December 31, 2013 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Treasuries	$7,210	$-	7,210	$-
US Government Agencies	34,351	-	34,351	-
MBS	2,752	-	2,752	-
Municipals	13,435	-	13,435	-
Residential loans held for sale	8,371	-	8,371	-
			-
Financial Assets - Non-Recurring
Impaired loans	46,932	-	42,679	4,253
Real estate owned	16,742	-	15,405	1,337

The following table presents the changes in the Level 3 fair value category for the years ended December 31, 2014 and 2013.

	Impaired	Real Estate
	Loans	Owned	Total Assets
	(In thousands)

Balance at December 31, 2012	$7,759	$1,529	$9,288
Total realized and unrealized gains (losses)
Included in earnings	-	241	241
Included in other comprehensive income	-	-	-
Net transfers in and/or out of Level 3	(3,506)	(433)	(3,939)

Balance at December 31, 2013	$4,253	$1,337	$5,590

Total realized and unrealized gains (losses)
Included in earnings	-	(381)	(381)
Included in other comprehensive income	-	-	-
Net transfers in and/or out of Level 3	(1,990)	(486)	(2,476)

Balance at December 31, 2014	$2,263	$470	$2,733

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

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

		December 31,		December 31,
		2014		2013
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$25,115	$25,115	$15,221	$15,221
Cash equivalents	Level 2	23,988	23,988	24,988	24,988
Investment securities available for sale	Level 2	39,542	39,542	57,748	57,748
Federal Home Loan Bank stock	Level 2	1,073	1,073	1,417	1,417
Loans held for sale	Level 2	9,914	9,914	8,371	8,371
Loans	Level 2	253,855	249,942	233,075	236,582
Impaired loans	Level 2	30,028	30,028	42,679	42,679
Impaired loans	Level 3	2,263	2,263	4,253	4,253
Other real estate owned	Level 2	12,168	12,168	15,405	15,405
Other real estate owned	Level 3	470	470	1,337	1,337
Bank owned life insurance	Level 3	6,947	6,947	6,764	6,765
Accrued interest receivable	Level 2	1,372	1,372	1,486	1,486

Financial liabilities
Deposits	Level 2	378,860	379,857	390,628	391,814
FHLB borrowings	Level 2	14,000	14,065	18,000	18,212
Trust preferred securities	Level 2	8,764	7,274	8,764	7,274
Other borrowings	Level 2	3,302	3,303	2,713	3,289
Accrued interest payable	Level 2	1,167	1,167	1,093	1,093

Note 18.	Parent corporation only financial statements

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Balance Sheet

(in thousands)

	December 31,	December 31,
	2014	2013

Assets
Cash and due from banks	$84	$460
Investment in subsidiaries	30,158	27,574
Investment in special purpose subsidiary	264	264
Prepaid expenses and other assets	2,062	1,823

	$32,568	$30,121

Liabilities and Shareholders' Equity
Liabilities
Balance due to nonbank subsidiaries	$8,764	$8,764
Other liabilities	4,746	3,113
Total liabilities	13,510	11,877

Shareholders' equity
Preferred stock	59	59
Warrant surplus	732	732
Discount on preferred stock	-	(50)
	791	741
Surplus related to preferred stock (CPP)	14,679	14,679
Additional paid-in capital	43,509	23,375
	58,188	38,054
Common stock	1,339	21,353
Retained earnings (deficit)	(40,539)	(38,066)
Stock in directors rabbi trust	(878)	878
Directors deferred fees obligation	878	878
Accumulated other comprehensive loss	(721)	(3,838)
Total stockholders' equity	19,058	18,244

	$32,568	$30,121

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Operations and Comprehensive Loss

Years Ended December 31, 2014, 2013 and 2012

(in thousands)

	2014	2013	2012

Interest income
Village Bank money market	$1	$3	$8

Interest expense
Interest on note TARP	-	55	58
Interest on trust preferred securities	215	183	346
	215	238	404

Net interest loss	(214)	(235)	(396)

Expenses
Equipment	-	2	7
Supplies	54	57	50
Legal	-	7	-
Other outside services	53	47	20
Other	52	33	25
Total expenses	159	146	102

Net loss before undistributed loss of subsidiary	(373)	(381)	(498)

Undistributed loss of subsidiary	(664)	(3,626)	(8,489)

Net loss before income tax benefit	(1,037)	(4,007)	(8,987)
Income tax benefit	-	-	1,412

Net loss	$(1,037)	$(4,007)	$(10,399)

Total comprehensive Income (loss)	$2,080	$(7,679)	$(10,558)

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

(in thousands)

	December 31,	December 31,	December 31,
	2014	2013	2012

Cash Flows from Operating Activities
Net loss	$(1,037)	$(4,007)	$(10,399)
Adjustments to reconcile net income to net cash used in by operating activities
Depreciation and amortization	-	2	9
Undistributed loss of subsidiary	664	3,626	8,489
(Increase) decrease in other assets	(239)	(8)	5,015
Increase (decrease) in other liabilities	247	252	(3,200)
Net cash used in operations	(365)	(135)	(86)

Cash Flows from Investing Activities
Payments for investments in and advances to subsidiaries	-	(1,684)	(1,500)
Net cash used in investing activities	-	(1,684)	(1,500)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	(11)	1,684	-
Net cash provided by (used in) financing activities	(11)	1,684	-

Net decrease in cash	(376)	(135)	(1,586)
Cash, beginning of year	460	595	2,181

Cash, end of year	$84	$460	$595

Note 19.	Subsequent Event

On February 10, 2015, the Company issued a Prospectus distributing to holders of our common stock non-transferable subscription rights to purchase up to an aggregate of 1,051,866 shares of our common stock (the “offering”). Each shareholder will receive one subscription right for each share of common stock owned. Each subscription right entitles the shareholder to purchase three shares of common stock at the subscription price of $13.87 per share. Assuming the offering is fully-subscribed, total gross proceeds of the offering will amount to $14,589,000.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2014, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be disclosed in this Item 10 is contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required to be disclosed in this Item 11 is contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed in this Item 12 is contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in this Item 13 is contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in this Item 14 is contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements and reports are included in Part II, Item 8, of this report on Form 10K.

Report of Independent Registered Public Accounting Firm (BDO USA, LLP)

Consolidated Balance Sheets – December 31, 2014 and 2013

Consolidated Statements of Operations – Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2014,

2013 and 2012

Comprehensive Income (Loss) – Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows – Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit
Number	Description

3.1	Articles of Incorporation of Village Bank and Trust Financial Corp., as amended (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on October 31, 2014).

3.2	Amended and Restated Bylaws of Village Bank and Trust Financial Corp. (incorporated herein by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 1, 2014).

4.1	Specimen of Certificate for Village Bank and Trust Financial Corp. common stock (incorporated by reference to Exhibit 4.1 of the Form S-1 Registration Statement filed with the Securities and Exchange Commission on November 12, 2014 (SEC File No. 333-200147)).

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.

4.3	Warrant to Purchase Shares of Common Stock, dated May 1, 2009, incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.

10.1	Standby Purchase Agreement, dated November 11, 2014, between Village Bank and Trust Financial Corp. and Kenneth R. Lehman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2014).

10.2	Incentive Plan, as amended June 18, 2014, incorporated by reference to Exhibit 99.1 of the Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 18, 2014 (SEC File No. 333-196893).*

10.3	Executive Employment Agreement, effective as of April 1, 2001, between Thomas W. Winfree and Southern Community Bank & Trust, incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-KSB for the year ended December 31, 2004.*

10.4	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-KSB for the year ended December 31, 2004.*

10.5	Form of Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-KSB for the year ended December 31, 2004. *

10.6	Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Corp. and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.

10.7	Side Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Crop. and the United States Department of the Treasury, incorporated by reference to Exhibit 10.2 of the Current Report of Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.

10.8	Form of Senior Executive Officer Waiver, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.*

10.9	Form of Senior Executive Officer Consent Letter, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.*

10.10	Outside Directors Deferral Plan, dated January 1, 2005, incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K for the year ended December 31, 2010.*

10.11	Supplemental Executive Retirement Plan, dated January 1, 2005, incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2010.*

10.12	Stipulation and Consent to the Issuance of a Consent Order, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2012.

10.13	Consent Order, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2012.

10.14	Written Agreement by and between Village Bank and Trust Financial Corp. and the Federal Reserve Bank of Richmond, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2012.

10.15	Employment Agreement, dated August 8, 2013, by and between Village Bank and Trust Financial Corp. and William G. Foster, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2013.*

10.16	Employment Agreement, dated August 9, 2013, by and among Village Bank and Trust Financial Corp., Village Bank and Thomas W. Winfree, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2013.*

10.17	Employment Agreement, dated May 16, 2014, by and between Village Bank and James E. Hendricks, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2014).*

10.18	Employment Agreement, dated May 16, 2014, by and between Village Bank and Max C. Morehead, Jr. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2014).*

21	Subsidiaries of Village Bank and Trust Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Financial Officer.

32	Section 906 Certification.

101	The following materials from the Village Bank and Trust Financial Crop. Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting (XBRL) (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

* Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: March 2, 2015	By	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Foster, Jr.		March 2, 2015
William G. Foster, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ C. Harril Whitehurst, Jr.		March 2, 2015
C. Harril Whitehurst, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ R.T. Avery, III
R.T. Avery, III	Director	March 2, 2015

/s/ Craig D. Bell
Craig D. Bell	Director and Chairman of the Board	March 2, 2015

/s/ William B. Chandler
William B. Chandler	Director	March 2, 2015

/s/ R.Calvert Esleeck, Jr.
R.Calvert Esleeck, Jr.	Director	March 2, 2015

/s/ O. Woodland Hogg, Jr.
O. Woodland Hogg, Jr.	Director	March 2, 2015

/s/ Michael A. Katzen
Michael A. Katzen	Director	March 2, 2015

/s/ Charles E. Walton
Charles E. Walton	Director	March 2, 2015

Signature	Title	Date

/s/ John T. Wash, Sr.
John T. Wash, Sr.	Director	March 2, 2015

/s/ George R. Whittemore
George R. Whittemore	Director	March 2, 2015

/s/ Thomas W. Winfree
Thomas W. Winfree	Director	March 2, 2015

/s/ Michael L. Toalson
Michael L. Toalson	Director	March 2, 2015

