Form 10-Q
period 2015-03-31
Village Bank & Trust Financial Corp.
filed 2015-05-15
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

1,403,647 shares of common stock, $4.00 par value, outstanding as of May 15, 2015

Village Bank and Trust Financial Corp.

Form 10-Q

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
March 31, 2015 (Unaudited) and December 31, 2014
(dollars in thousands, except per share data)

	March 31,	December 31,
	2015	2014
Assets
Cash and due from banks	$12,019	$25,115
Federal funds sold	38,672	23,988
Total cash and cash equivalents	50,691	49,103
Investment securities available for sale	36,723	39,542
Loans held for sale	16,224	9,914
Loans
Outstandings	287,398	286,146
Allowance for loan losses	(5,844)	(5,729)
Deferred fees and costs	934	722
	282,488	281,139
Other real estate owned, net of valuation allowance	11,472	12,638
Asset held for sale	13,507	13,502
Premises and equipment, net	14,888	14,301
Bank owned life insurance	6,995	6,947
Accrued interest receivable	1,424	1,372
Other assets	5,316	5,546

	$439,728	$434,004

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$74,001	$77,496
Interest bearing	302,831	301,364
Total deposits	376,832	378,860
Federal Home Loan Bank advances	13,000	14,000
Long-term debt - trust preferred securities	8,764	8,764
Other borrowings	2,557	3,302
Accrued interest payable	1,220	1,167
Other liabilities	7,100	8,853
Total liabilities	409,473	414,946

Shareholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference,1,000,000 shares authorized; 5,715 shares issued and outstanding at March 31, 2015, 14,738 shares issued and oustanding at December 31, 2014	23	59
Common stock, $4 par value, 10,000,000 shares authorized; 1,403,647 shares issued and outstanding at March 31, 2015 350,622 shares issued and outstanding at December 31, 2014	5,553	1,339
Additional paid-in capital	58,325	58,188
Retained earnings (deficit)	(34,088)	(40,539)
Common stock warrant	732	732
Stock in directors rabbi trust	(1,034)	(878)
Directors deferred fees obligation	1,034	878
Accumulated other comprehensive loss	(290)	(721)
Total shareholders' equity	30,255	19,058

	$439,728	$434,004

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Three Months Ended March 2015 and 2014
(dollars in thousands, except per share data)

	2015	2014
Interest income
Loans	$3,624	$3,971
Investment securities	155	332
Federal funds sold	18	19
Total interest income	3,797	4,322

Interest expense
Deposits	636	786
Borrowed funds	122	162
Total interest expense	758	948

Net interest income	3,039	3,374
Provision for loan losses	-	100
Net interest income after provision
for loan losses	3,039	3,274

Noninterest income
Service charges and fees	592	483
Gain on sale of loans	1,229	811
Gain on sale of investment securities	7	-
Rental income	239	257
Other	103	123
Total noninterest income	2,170	1,674

Noninterest expense
Salaries and benefits	2,668	2,770
Commissions	292	222
Occupancy	478	483
Equipment	187	206
Supplies	70	88
Professional and outside services	647	639
Advertising and marketing	72	83
Expenses related to foreclosed real estate	132	283
Other operating expense	668	831
Total noninterest expense	5,214	5,605

Net loss	(5)	(657)

Preferred stock dividends and amortization of discount	(163)	(314)
Preferred stock principal forgiveness	4,404	-
Preferred stock dividend forgiveness	2,215	-
Net income (loss) available to
common shareholders	$6,451	$(971)

Earnings (loss) per share, basic	$15.77	$(2.91)
Earnings (loss) per share, diluted	$15.40	$(2.91)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Changes in Comprehensive Income
Three Months Ended March 31, 2015 and 2014
(Unaudited)
(dollars in thousands)

	2015	2014

Net loss	$(5)	$(657)
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	658	1,826
Tax effect	224	621
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	434	1,205

Reclassification adjustment
Reclassification adjustment for gains realized in income	(7)	-
Tax effect	(2)	-
Reclassification for gains included in net income, net of tax	(5)	-

Minimum pension adjustment	3	3
Tax effect	1	1
Minimum pension adjustment, net of tax	2	2

Total other comprehensive income	431	1,207

Total comprehensive income	$426	$550

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Shareholders' Equity
Three Months Ended March 31, 2015 and 2014
(dollar amounts in thousands) (Unaudited)

								Directors
			Additional			Discount on	Stock in	Deferred	Accumulated
	Preferred	Common	Paid-in	Accumulated		Preferred	Directors	Fees	Other
	Stock	Stock	Capital	Deficit	Warrant	Stock	Rabbi Trust	Obligation	loss	Total

Balance, December 31, 2014	$59	$1,339	$58,188	$(40,539)	$732	$-	$(878)	$878	$(721)	$19,058
Preferred stock dividend	-	-	-	(163)	-	-	-	-	-	(163)
Restricted stock issuance	-	7	(85)	-	-	-	(156)	156	-	(78)
Issuance of common stock, net of offering expense of $1,200	-	2,875	5,842	-	-	-	-	-	-	8,717
Preferred stock exchanged for common stock	(18)	1,332	(1,314)							-
Preferred stock principal forgiveness	(18)	-	(4,386)	4,404	-	-	-	-	-	-
Preferred stock dividend forgiveness	-	-	-	2,215	-	-	-	-	-	2,215
Stock based compensation	-	-	80	-	-	-	-	-	-	80
Minimum pension adjustment (net of income taxes of $1)	-	-	-	-	-	-	-	-	2	2
Net loss	-	-	-	(5)	-	-	-	-	-	(5)
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	429	429

Balance, March 31, 2015	$23	$5,553	$58,325	$(34,088)	$732	$-	$(1,034)	$1,034	$(290)	$30,255

Balance, December 31, 2013	$59	$21,353	$38,054	$(38,066)	$732	$(50)	$(878)	$878	$(3,838)	$18,244
Amortization of preferred stock discount	-	-	-	(37)	-	37	-	-		-
Preferred stock dividend	-	-	-	(277)	-	-	-	-	-	(277)
Stock based compensation	-	-	10	-	-	-	-	-		10
Minimum pension adjustment	-		-							-
(net of income taxes of $1)	-	-	-	-	-	-	-	-	2	2
Net loss	-	-		(657)	-	-		-	-	(657)
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	1,205	1,205

Balance, March 31, 2014	$59	$21,353	$38,064	$(39,037)	$732	$(13)	$(878)	$878	$(2,631)	$18,527

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2015 and 2014
(Unaudited)
(dollars in thousands)

	2015	2014

Cash Flows from Operating Activities
Net loss	$(5)	$(657)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	214	171
Deferred income taxes	(15)	(310)
Valuation allowance deferred income taxes	15	267
Provision for loan losses	-	100
Write-down of other real estate owned	80	135
Valuation allowance other real estate owned	(14)	(134)
(Gain) Loss on securities sold	(7)	-
Gain on loans sold	(1,229)	(811)
Gain on sale of premises and equipment	-	(3)
(Gain) Loss on sale of other real estate owned	(67)	(37)
Stock compensation expense	80	10
Proceeds from sale of mortgage loans	43,727	29,989
Origination of mortgage loans for sale	(48,808)	(30,793)
Amortization of premiums and accretion of discounts on securities, net	71	108
Decrease (increase) in interest receivable	(52)	146
Increase in bank owned life insurance	(48)	(48)
Increase in other assets	(273)	(284)
Increase in interest payable	53	159
Increase in other liabilities	252	639
Net cash used in operating activities	(6,026)	(1,353)

Cash Flows from Investing Activities
Purchases of available for sale securities	(3,206)	-
Proceeds from the sale or calls of available for sale securities	6,611	127
Net decrease (increase) in loans	(1,336)	11,001
Proceeds from sale of other real estate owned	1,154	2,448
Purchases of premises and equipment	(801)	(714)
Proceeds from sale of premises and equipment	-	17
Net cash provided by investing activities	2,422	12,879

Cash Flows from Financing Activities
Net proceeds from sale of common stock, net of expenses of $990	8,965	-
Net increase (decrease) in deposits	(2,028)	5,589
Net decrease in Federal Home Loan Bank Advances	(1,000)	(1,000)
Net increase (decrease) in other borrowings	(745)	190
Net cash provided by financing activities	5,192	4,779

Net increase in cash and cash equivalents	1,588	16,305
Cash and cash equivalents, beginning of period	49,103	40,209

Cash and cash equivalents, end of period	$50,691	$56,514

Supplemental Disclsoure of Cash Flow Information
Cash payments for interest	$705	$789
Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$-	$1,358
Dividends on preferred stock accrued	$163	$277
Non-Cash conversion of preferred shares	$4,619	$-
Forgiveness of principal and accrued dividends	$6,619	$-

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

Note 1 - Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

On August 6, 2014, the Company filed Articles of Amendment to its Articles of Incorporation with the Virginia State Corporation Commission to effect a reverse stock split of its outstanding common stock which became effective on August 8, 2014. As a result of the reverse split, every sixteen shares of the Company’s issued and outstanding common stock were consolidated into one issued and outstanding share of common stock. The computations of basic and diluted earnings (loss) per share have been adjusted retroactively to reflect the reverse stock split.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2015 is not necessarily indicative of the results to be expected for the full year ending December 31, 2015. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (“SEC”).

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2015 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 - Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and statements of operations for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses and its related provision, the valuation allowance on the deferred tax asset, and the estimate of the fair value of assets held for sale.

Note 3 - Earnings (loss) per common share

The following table presents the basic and diluted earnings (loss) per common share computation (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator
Net loss - basic and diluted	$(5)	$(657)
Preferred stock dividend and accretion	(163)	(314)
Preferred stock principal forgiveness	4,404	-
Preferred stock dividend forgiveness	2,215	-
Net income (loss) available to common shareholders	$6,451	$(971)

Denominator
Weighted average shares outstanding - basic	409	334
Dilutive effect of common stock options and restricted stock awards	10	-

Weighted average shares outstanding - diluted	419	334

Earnings (loss) per share - basic	$15.77	$(2.91)
Earnings (loss) per share - diluted	$15.40	$(2.91)

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings (loss) per share for the periods presented. Stock options for 6,485 and 5,104 were not included in computing diluted earnings (loss) per share for the three months ended March 31, 2015 and 2014, respectively, because their effects were anti-dilutive. Warrants for 31,190 shares of common stock were not included in computing earnings (loss) per share in 2015 and 2014 because their effects were also anti-dilutive.

Note 4 – Investment securities available for sale

At March 31, 2015 and December 31, 2014, all of our securities were classified as available-for-sale. The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands):

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
March 31, 2015
US Government Agencies
One to five years	$10,000	$10,206	$-	$(71)	$10,135	1.27%
Five to ten years	20,500	21,970	-	(244)	21,726	2.29%
More than ten years	997	999	-	-	999	0.55%
	31,497	33,175	-	(315)	32,860	1.73%
Mortgage-backed securities
One to five years	2,128	2,189	-	(4)	2,185	1.31%
More than ten years	412	422	1	-	423	0.25%
	2,540	2,611	1	(4)	2,608	1.14%
Municipals
More than ten years	1,130	1,262	7	(14)	1,255	4.15%
	1,130	1,262	7	(14)	1,255	4.15%

Total investment securities	$35,167	$37,048	$8	$(333)	$36,723	1.77%

December 31, 2014
US Government Agencies
One to Five years	$10,000	$10,324	$-	$(225)	$10,099	1.10%
Five to ten years	22,500	23,895	-	(647)	23,248	1.98%
	32,500	34,219	-	(872)	33,347	1.71%
Mortgage-backed securities
More than ten years	471	484	2	(2)	484	0.31%
Municipals
Five to ten years	1,000	1,131	-	(20)	1,111	2.50%
More than ten years	4,130	4,684	2	(86)	4,600	2.89%
	5,130	5,815	2	(106)	5,711	2.82%

Total investment securities	$38,101	$40,518	$4	$(980)	$39,542	1.85%

Investment securities available for sale that have an unrealized loss position at March 31, 2015 and December 31, 2014 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2015
US Government Agencies	15,542	(175)	16,318	(140)	31,860	(315)
Municipals	1,085	(3)	306	(1)	1,391	(4)
Mortgage-backed securities	-	-	525	(14)	525	(14)

	$16,627	$(178)	$17,149	$(155)	$33,776	$(333)

December 31, 2014
US Government Agencies	$-	$-	$33,347	$(872)	$33,347	$(872)
Municipals	-	-	5,497	(106)	5,497	(106)
Mortgage-backed securities	-	-	363	(2)	363	(2)

	$-	$-	$39,207	$(980)	$39,207	$(980)

Management does not believe that any individual unrealized loss as of March 31, 2015 and December 31, 2014 is other than a temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. As of March 31, 2015, management does not have the intent to sell any of the securities classified as available for sale and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Approximately $20 million of these securities are pledged against current and potential fundings.

Note 5 – Loans and allowance for loan losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	%	Amount	%
Construction and land development
Residential	$7,189	2.5%	$4,315	1.5%
Commercial	22,706	7.9%	25,152	8.8%
	29,895	10.4%	29,467	10.3%
Commercial real estate
Owner occupied	64,305	22.4%	58,804	20.6%
Non-owner occupied	38,340	13.3%	38,892	13.6%
Multifamily	9,204	3.2%	11,438	4.0%
Farmland	408	0.1%	434	0.2%
	112,257	39.1%	109,568	38.3%
Consumer real estate
Home equity lines	19,011	6.6%	20,082	7.0%
Secured by 1-4 family residential,
First deed of trust	61,819	21.5%	61,837	21.6%
Second deed of trust	8,077	2.8%	7,854	2.7%
	88,907	30.9%	89,773	31.4%
Commercial and industrial loans (except those secured by real estate)	21,764	7.6%	22,165	7.7%
Guaranteed Student loans	33,004	11.5%	33,562	11.7%
Consumer and other	1,571	0.5%	1,611	0.6%

Total loans	287,398	100.0%	286,146	100.0%
Deferred loan cost, net	934		722
Less: allowance for loan losses	(5,844)		(5,729)

	$282,488		$281,139

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any;

•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable; and
•	Loans rated 6 or 7 are considered “Classified” loans for regulatory classification purposes.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
March 31, 2015
Construction and land development
Residential	$6,943	$-	$246	$-	$7,189
Commercial	19,137	1,842	1,727		22,706
	26,080	1,842	1,973	-	29,895
Commercial real estate
Owner occupied	54,252	5,787	4,266	-	64,305
Non-owner occupied	35,928	1,674	738	-	38,340
Multifamily	8,996	208	-	-	9,204
Farmland	408			-	408
	99,584	7,669	5,004	-	112,257
Consumer real estate
Home equity lines	17,034	327	1,650	-	19,011
Secured by 1-4 family residential
First deed of trust	53,039	4,129	4,651	-	61,819
Second deed of trust	6,637	387	1,053	-	8,077
	76,710	4,843	7,354	-	88,907
Commercial and industrial loans (except those secured by real estate)	19,181	2,021	562	-	21,764
Guaranteed Student loans	33,004	-	-	-	33,004
Consumer and other	1,462	71	38	-	1,571

Total loans	$223,017	$16,446	$14,931	$-	$287,398

December 31, 2014
Construction and land development
Residential	$3,946	$205	$164	$-	$4,315
Commercial	20,641	1,622	2,889		25,152
	24,587	1,827	3,053	-	29,467
Commercial real estate
Owner occupied	47,175	5,234	6,395	-	58,804
Non-owner occupied	36,439	1,811	642	-	38,892
Multifamily	10,703	735		-	11,438
Farmland	413		21	-	434
	94,730	7,780	7,058	-	109,568
Consumer real estate
Home equity lines	18,107	465	1,510	-	20,082
Secured by 1-4 family residential
First deed of trust	52,513	4,763	4,561	-	61,837
Second deed of trust	6,456	434	964	-	7,854
	77,076	5,662	7,035	-	89,773
Commercial and industrial loans (except those secured by real estate)	19,026	2,297	390	452	22,165
Guaranteed Student loans	33,562	-	-	-	33,562
Consumer and other	1,488	74	49	-	1,611

Total loans	$250,469	$17,640	$17,585	$452	$286,146

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
March 31, 2015
Construction and land development
Residential	$-	$-	$-	$-	$7,189	$7,189	$-
Commercial	103	-	-	103	22,603	22,706	-
	103	-	-	103	29,792	29,895	-
Commercial real estate
Owner occupied	-	-	-	-	64,305	64,305	-
Non-owner occupied	-	-	-	-	38,340	38,340	-
Multifamily	-	-	-	-	9,204	9,204	-
Farmland	-	-	-	-	408	408	-
	-	-	-	-	112,257	112,257	-
Consumer real estate
Home equity lines	8	30	-	38	18,973	19,011	-
Secured by 1-4 family residential
First deed of trust	535	67	13	615	61,204	61,819	13
Second deed of trust	-	-	-	-	8,077	8,077	-
	543	97	13	653	88,254	88,907	13
Commercial and industrial loans (except those secured by real estate)	131	-	-	131	21,633	21,764	-
Student loans	896	6,805	985	8,686	24,318	33,004	985
Consumer and other	-	-	-	-	1,571	1,571	-

Total loans	$1,673	$6,902	$998	$9,573	$277,825	$287,398	$998

December 31, 2014
Construction and land development
Residential	$-	$-	$-	$-	$4,315	$4,315	$-
Commercial	92	391	-	483	24,669	25,152	-
	92	391	-	483	28,984	29,467	-
Commercial real estate
Owner occupied	715	-	-	715	58,089	58,804	-
Non-owner occupied	-	-	-	-	38,892	38,892	-
Multifamily	-	-	-	-	11,438	11,438	-
Farmland	-	-	-	-	434	434	-
	715	-	-	715	108,853	109,568	-
Consumer real estate
Home equity lines	31	139	-	170	19,912	20,082	-
Secured by 1-4 family residential
First deed of trust	-	153	-	153	61,684	61,837	-
Second deed of trust	56	-	-	56	7,798	7,854	-
	87	292	-	379	89,394	89,773	-
Commercial and industrial loans (except those secured by real estate)	-	47	-	47	22,118	22,165	-
Student loans	671	392	720	1,783	31,779	33,562	720
Consumer and other	-	8	-	8	1,603	1,611	-

Total loans	$1,565	$1,130	$720	$3,415	$282,731	$286,146	$720

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

	March 31, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Residential	$246	$246	$-
Commercial	2,951	2,951	-
	3,197	3,197	-
Commercial real estate
Owner occupied	1,677	1,677
Non-owner occupied	6,548	6,548	-
Multifamily	-	-	-
Farmland	-	-	-
	8,225	8,225	-
Consumer real estate
Home equity lines	800	800	-
Secured by 1-4 family residential
First deed of trust	6,470	6,474	-
Second deed of trust	1,290	1,560	-
	8,560	8,834	-
Commercial and industrial loans (except those secured by real estate)	118	186	-
Consumer and other	15	15	-
	20,115	20,457	-

With an allowance recorded
Construction and land development
Commercial	788	788	88
Commercial real estate
Owner occupied	6,588	6,603	738
Non-Owner occupied	101	101	-
	6,689	6,704	738
Consumer real estate
Secured by 1-4 family residential
First deed of trust	741	741	191
Second deed of trust	253	253	139
	994	994	330
Commercial and industrial loans (except those secured by real estate)	581	683	34
	9,052	9,169	1,190

Total
Construction and land development
Residential	246	246	-
Commercial	3,739	3,739	88
	3,985	3,985	88
Commercial real estate
Owner occupied	8,265	8,280	738
Non-owner occupied	6,649	6,649	-
Multifamily	-	-	-
Farmland	-	-	-
	14,914	14,929	738
Consumer real estate
Home equity lines	800	800	-
Secured by 1-4 family residential,
First deed of trust	7,211	7,215	191
Second deed of trust	1,543	1,813	139
	9,554	9,828	330

Commercial and industrial loans (except those secured by real estate)	699	869	34
Consumer and other	15	15	-
	$29,167	$29,626	$1,190

	December 31, 2014
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Residential	$164	$164	$-
Commercial	3,379	3,379	-
	3,543	3,543	-
Commercial real estate
Owner occupied	1,686	1,686
Non-owner occupied	6,593	6,593	-
Multifamily	2,322	2,322	-
Farmland	21	450	-
	10,622	11,051	-
Consumer real estate
Home equity lines	800	800	-
Secured by 1-4 family residential
First deed of trust	6,485	6,493	-
Second deed of trust	1,103	1,373	-
	8,388	8,666	-
Commercial and industrial loans (except those secured by real estate)	263	365	-
Consumer and other	23	36	-
	22,839	23,661	-

With an allowance recorded
Construction and land development
Commercial	589	589	26
Commercial real estate
Owner occupied	6,625	6,640	905
Non-Owner occupied
	6,625	6,640	905
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,415	1,415	200
Second deed of trust	257	257	142
	1,672	1,672	342
Commercial and industrial loans (except those secured by real estate)	555	555	239
	9,441	9,456	1,512

Total
Construction and land development
Residential	164	164	-
Commercial	3,968	3,968	26
	4,132	4,132	26
Commercial real estate
Owner occupied	8,311	8,326	905
Non-owner occupied	6,593	6,593	-
Multifamily	2,322	2,322	-
Farmland	21	450	-
	17,247	17,691	905
Consumer real estate
Home equity lines	800	800	-
Secured by 1-4 family residential,
First deed of trust	7,900	7,908	200
Second deed of trust	1,360	1,630	142
	10,060	10,338	342
Commercial and industrial loans (except those secured by real estate)	818	920	239
Consumer and other	23	36	-
	$32,280	$33,117	$1,512

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2015		2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$232	$1	172	2
Commercial	2,967	39	4,133	56
	3,199	40	4,305	58
Commercial real estate
Owner occupied	1,680	17	2,328	27
Non-owner occupied	6,563	87	11,402	133
Multifamily	968	6	2,366	35
Farmland	14	-	21	-
	9,224	110	16,117	195
Consumer real estate
Home equity lines	800	4	1,644	14
Secured by 1-4 family residential
First deed of trust	6,401	90	7,780	85
Second deed of trust	1,183	14	1,353	14
	8,384	108	10,777	113
Commercial and industrial loans (except those secured by real estate)	227	2	806	12
Consumer and other	19	-	33	1
	21,053	260	32,038	379

With an allowance recorded
Construction and land development
Commercial	587	4	609	8
Commercial real estate
Owner occupied	6,597	66	9,874	146
Non-Owner occupied	102	1	1,299	-
	6,699	67	11,173	146
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,285	-	1,833	-
Second deed of trust	254	-	-	-
	1,539	-	1,833	-
Commercial and industrial loans (except those secured by real estate)	493	5	116
	9,318	76	13,731	154

Total
Construction and land development
Residential	232	1	172	2
Commercial	3,554	43	4,742	64
	3,785	44	4,914	66
Commercial real estate
Owner occupied	8,277	83	12,202	173
Non-owner occupied	6,665	88	12,701	133
Multifamily	968	6	2,366	35
Farmland	14	-	21	-
	15,924	177	27,290	341
Consumer real estate
Home equity lines	800	4	1,644	14
Secured by 1-4 family residential,
First deed of trust	7,685	90	9,613	85
Second deed of trust	1,437	14	1,353	14
	9,922	108	12,610	113
Commercial and industrial loans (except those secured by real estate)	721	7	922	12
Consumer and other	19	-	33	1
	$30,371	$336	$45,769	$533

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

				Valuation
	Total	Performing	Nonaccrual	Allowance
March 31, 2015
Construction and land development
Residential	$7	-	$7	$-
Commercial	3,146	3,019	127	-
	3,153	3,019	134	-
Commercial real estate
Owner occupied	6,283	5,560	723	132
Non-owner occupied	6,649	6,548	101	-
	12,932	12,108	824	132
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	6,740	5,229	1,511	124
Second deeds of trust	756	653	103	-
	7,496	5,882	1,614	124
Commercial and industrial loans (except those secured by real estate)	136	-	136	22
Consumer and other	14	-	14	-
	$23,731	$21,009	$2,722	$278

Number of loans	99	69	30	10

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2014
Construction and land development
Residential	$7	$-	$7	$-
Commercial	3,895	3,751	144	17
	3,902	3,751	151	17
Commercial real estate
Owner occupied	6,317	5,149	1,168	325
Non-owner occupied	6,593	6,593	-	-
Multifamily	2,322	2,322	-	-
	15,232	14,064	1,168	325
Consumer real estate
Home equity lines	-	-	-	-
Secured by 1-4 family residential
First deeds of trust	6,990	5,494	1,496	200
Second deeds of trust	762	658	104	5
	7,752	6,152	1,600	205
Commercial and industrial loans (except those secured by real estate)	239	-	239	12
Consumer and other	16	-	16	-
	$27,141	$23,967	$3,174	$559

Number of loans	107	77	30	21

The following table provides information about TDRs identified during the indicated periods (dollars in thousands):

	March 31, 2015			March 31, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Construction and land development
Commercial	-	$-	$-	1	$45	$45
	-	-	-	1	45	45
Commercial real estate
Owner occupied	-	-	-	1	411	411
	-	-	-	1	411	411
	-	$-	$-	2	$456	$456

The following table summarizes defaults on TDRs identified for the indicated periods (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Number of	Recorded	Number of	Recorded
	Loans	Balance	Loans	Balance
Commercial real estate
Owner occupied	1	$406	1	$470
Non-owner occupied	-	-	1	450
	1	406	2	920
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1	121	3	604
Second deed of trust	-	-	1	18
Total consumer real estate	1	121	4	622
Commercial and industrial loans (except those secured by real estate)	-	-	1	136
Consumer and other	-	-	1	20
Total	2	$527	8	$1,698

Activity in the allowance for loan losses is as follows for the periods indicated (dollars in thousands):

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended March 31, 2015
Construction and land development
Residential	$34	$-	$-	$1	$35
Commercial	202	-	(115)	1	88
	236	-	(115)	2	123
Commercial real estate
Owner occupied	1,836	-	-	-	1,836
Non-owner occupied	607	-	-	-	607
Multifamily	78	-	-	-	78
Farmland	130	-	-	-	130
	2,651	-	-	-	2,651
Consumer real estate
Home equity lines	469	-	-	-	469
Secured by 1-4 family residential
First deed of trust	1,345	-	-	358	1,703
Second deed of trust	275	-	-	9	284
	2,089	-	-	367	2,456
Commercial and industrial loans (except those secured by real estate)	506	-	(162)	12	356
Student Loans	217	-	-	-	217
Consumer and other	30	-	(2)	13	41

	$5,729	$-	$(279)	$394	$5,844

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended March 31, 2014
Construction and land development
Residential	$135	$5	$-	$-	$140
Commercial	1,274	(421)	(22)	18	849
	1,409	(416)	(22)	18	989
Commercial real estate
Owner occupied	1,199	654	-	-	1,853
Non-owner occupied	670	(471)	(199)	-	-
Multifamily	20	(2)	(1)	-	17
Farmland	337	168	(96)	-	409
	2,226	349	(296)	-	2,279
Consumer real estate
Home equity lines	424	223	(181)	-	466
Secured by 1-4 family residential
First deed of trust	1,992	(65)	(185)	13	1,755
Second deed of trust	394	12	(77)	-	329
	2,810	170	(443)	13	2,550
Commercial and industrial loans
(except those secured by real estate)	724	45	(33)	24	760
Consumer and other	70	(48)	(2)	2	22

	$7,239	$100	$(796)	$57	$6,600

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Year Ended December 31, 2014
Construction and land development
Residential	$135	$(103)	$-	$2	$34
Commercial	1,274	(1,016)	(100)	44	202
	1,409	(1,119)	(100)	46	236
Commercial real estate
Owner occupied	1,199	1,268	(631)	-	1,836
Non-owner occupied	670	430	(518)	25	607
Multifamily	20	58	-	-	78
Farmland	337	(111)	(96)	-	130
	2,226	1,645	(1,245)	25	2,651
Consumer real estate
Home equity lines	424	506	(476)	15	469
Secured by 1-4 family residential
First deed of trust	1,992	(442)	(277)	72	1,345
Second deed of trust	394	(223)	(86)	190	275
	2,810	(159)	(839)	277	2,089
Commercial and industrial loans
(except those secured by real estate)	724	(447)	(172)	401	506
Student loans	-	217	-	-	217
Consumer and other	70	(37)	(25)	22	30
	$7,239	$100	$(2,381)	$771	$5,729

Loans were evaluated for impairment as follows for the periods indicated (dollars in thousands):

	Recorded Investment in Loans
	Allowance					Loans
				Loans aquired				Loans aquired
	Ending			with deteriorated	Ending			with deteriorated
	Balance	Individually	Collectively	credit quaility	Balance	Individually	Collectively	credit quaility

Period Ended March 31, 2015
Construction and land development
Residential	$35	$-	$35	$-	$7,189	$246	$6,943	$-
Commercial	88	88	-	-	22,706	3,739	18,967	-
	123	88	35	-	29,895	3,985	25,910	-
Commercial real estate
Owner occupied	1,836	738	1,098	-	64,305	8,265	56,040	-
Non-owner occupied	607	-	607	-	38,340	6,649	31,691	-
Multifamily	78	-	78	-	9,204	-	9,204	-
Farmland	130	-	130	-	408	-	408	-
	2,651	738	1,913	-	112,257	14,914	97,343	-
Consumer real estate
Home equity lines	469	-	469	-	19,011	800	18,211	-
Secured by 1-4 family residential
First deed of trust	1,703	191	1,512	-	61,819	7,211	54,608	-
Second deed of trust	284	139	145	-	8,077	1,543	6,534	-
	2,456	330	2,126	-	88,907	9,554	79,353	-
Commercial and industrial loans
(except those secured by real estate)	356	34	322	-	21,764	699	21,065	-
Student loans	217	-	217		33,004	-	33,004	-
Consumer and other	41	-	41	-	1,571	15	1,556	-

	$5,844	$1,190	$4,654	$-	$287,398	$29,167	$258,231	$-

Year Ended December 31, 2014
Construction and land development
Residential	$34	$-	$34	$-	$4,315	$164	$4,151	$-
Commercial	202	26	176	-	25,152	3,968	21,184	-
	236	26	210	-	29,467	4,132	25,335	-
Commercial real estate
Owner occupied	1,836	905	931	-	58,804	8,311	50,493	-
Non-owner occupied	607	-	607	-	38,892	6,593	32,299	-
Multifamily	78	-	78	-	11,438	2,322	9,116	-
Farmland	130	-	130	-	434	21	413	-
	2,651	905	1,746	-	109,568	17,247	92,321	-
Consumer real estate
Home equity lines	469	-	469	-	20,082	800	19,282	-
Secured by 1-4 family residential
First deed of trust	1,345	200	1,145	-	61,837	7,900	53,937	-
Second deed of trust	275	142	133	-	7,854	1,360	6,494	-
	2,089	342	1,747	-	89,773	10,060	79,713	-
Commercial and industrial loans
(except those secured by real estate)	506	239	267	-	22,165	818	21,347	-
Student loans	217	-	217		33,562	-	33,562	-
Consumer and other	30	-	30	-	1,611	23	1,588	-

	$5,729	$1,512	$4,217	$-	$286,146	$32,280	$253,866	$-

Note 6 – Deposits

Deposits as of March 31, 2015 and December 31, 2014 were as follows (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	%	Amount	%

Demand accounts	74,001	19.6%	$77,496	20.5%
Interest checking accounts	46,478	12.3%	42,924	11.3%
Money market accounts	68,436	18.2%	64,987	17.2%
Savings accounts	21,112	5.6%	20,643	5.4%
Time deposits of $100,000 and over	73,866	19.6%	75,559	19.9%
Other time deposits	92,939	24.7%	97,251	25.7%

Total	$376,832	100.0%	$378,860	100.0%

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2015 was 2.38%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at March 31, 2015 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at March 31, 2015 was 1.63%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at March 31, 2015 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the Trust Preferred Capital Notes not considered as Tier 1 capital may be included in Tier 2 capital.

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends. In consideration of our agreements with our regulators, which require regulatory approval to make interest payments on these securities, the Company has deferred an aggregate of $1,111,857 in interest payments on the junior subordinated debt securities as of March 31, 2015. The Company has been deferring interest payments since June 2011. Although the Company elected to defer payment of the interest due, the amount has been accrued and is included in interest expense in the consolidated statement of operations.

Note 8 – Stock incentive plan

The Company has a stock incentive plan which authorizes the issuance of up to 48,750 shares of common stock (after the reverse stock split) to assist the Company in recruiting and retaining key personnel.

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Three Months Ended March 31,
	2015				2014
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	6,830	$92.34	$52.74		6,119	$98.40	$59.04
Granted	-	-	-		-	-	-
Forfeited	-	-	-		(234)	193.92	80.32
Exercised	-	-	-		-	-	-
Options outstanding, end of period	6,830	$92.34	$52.74	$-	5,885	$94.72	$58.24	$-
Options exercisable, end of period	5,286				4,412

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the stock incentive plan as of March 31, 2015 and 2014, was $403,046 and $91,428, respectively. The time based unamortized compensation of $303,726 is expected to be recognized over a weighted average period of 2.36 years.

Stock-based compensation expense was $79,566 and $9,584 for the three months ended March 31, 2015 and 2014, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates:

	Fair Value Measurement
	at March 31, 2015 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$32,860	-	32,860	-
MBS	2,608	-	2,608	-
Municipals	1,255	-	1,255	-
Residential loans held for sale	16,224	-	16,224	-
			-
Financial Assets - Non-Recurring
Impaired loans	29,167	-	27,282	1,885
Real estate owned	11,472	-	11,413	59

	Fair Value Measurement
	at December 31, 2014 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$33,347	-	33,347	-
MBS	484	-	484	-
Municipals	5,711	-	5,711	-
Residential loans held for sale	9,914	-	9,914	-
			-
Financial Assets - Non-Recurring
Impaired loans	32,280	-	30,017	2,263
Real estate owned	12,638	-	12,168	470

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at March 31, 2015:

	March 31, 2015
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
	(In thousands)

Impaired loans - real estate secured	$1,242	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)
Impaired loans - non-real estate secured	$643	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of marketability or practical life	0%-50% (20%)
Real estate owned	$59	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

(1) Fair Value is generally determined through independent appraisals of the underlying collateral, which generally included various level 3 inputs which are not identifiable

(2) Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances

	December 31, 2014
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
	(In thousands)

Impaired loans - real estate secured	$1,438	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)
Impaired loans - non-real estate secured	$825	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of marketability or practical life	0%-50% (20%)
Real estate owned	$470	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

(1) Fair Value is generally determined through independent appraisals of the underlying collateral, which generally included various level 3 inputs which are not identifiable

(2) Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances

In general, fair value of securities is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon market prices determined by an outside, independent entity that primarily uses as inputs, observable market-based parameters. Fair value of loans held for sale is based upon internally developed models that primarily use as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process.

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

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

		March 31,		December 31,
		2015		2014
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$12,019	$12,019	$25,115	$25,115
Cash equivalents	Level 2	38,672	38,672	23,988	23,988
Investment securities available for sale	Level 2	36,723	36,723	39,542	39,542
Federal Home Loan Bank stock	Level 2	940	940	1,073	1,073
Loans held for sale	Level 2	16,224	16,224	9,914	9,914
Loans	Level 2	258,231	255,879	253,866	249,942
Impaired loans	Level 2	27,282	27,291	30,017	30,028
Impaired loans	Level 3	1,885	1,885	2,263	2,263
Other real estate owned	Level 2	11,413	11,413	12,168	12,168
Other real estate owned	Level 3	59	59	470	470
Accrued interest receivable	Level 2	1,424	1,424	1,372	1,372

Financial liabilities
Deposits	Level 2	376,832	377,395	378,860	379,857
FHLB borrowings	Level 2	13,000	13,081	14,000	14,065
Trust preferred securities	Level 2	8,764	9,214	8,764	7,274
Other borrowings	Level 2	2,557	2,557	3,302	3,303
Accrued interest payable	Level 2	1,220	1,220	1,167	1,167

Note 10 – Shareholders’ equity and regulatory matters

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

In accordance with the Company’s written agreement with the Federal Reserve Bank of Richmond (the “Reserve Bank”), the Company has been deferring quarterly cash dividends on the preferred stock since May 2011. The total arrearage on such preferred stock as of March 31, 2015 was $1,566,096 (after forgiveness of $2,215,009 in accrued dividends in connection with the standby rights offering described below). This amount has been accrued for and is included in other liabilities in the consolidated balance sheet.

In November 2013, the Company participated in a successful auction of the Company’s preferred stock by the Treasury that resulted in the purchase of the securities by private and institutional investors.

On December 4, 2013, the Company issued 1,086,500 new shares of common stock through a private placement to directors and executive officers. The sale raised $1,684,075 in new capital for the Company. The $1.55 sale price for the common shares was equal to the stock’s book value at September 30, 2013, which represented a 30% premium over the closing price of the stock on December 3, 2013.

On August 6, 2014, the Company filed Articles of Amendment to its Articles of Incorporation with the Virginia State Corporation Commission to affect a reverse stock split of its outstanding common stock which became effective on August 8, 2014. As a result of the reverse split, every sixteen shares of the Company’s issued and outstanding common stock were consolidated into one issued and outstanding share of common stock.

On March 27, 2015, the Company completed a rights offering to shareholders (the “Rights Offering”) and concurrent standby offering to Kenneth R. Lehman (the “Standby Offering”), in which the Company issued an aggregate of 1,051,866 shares of common stock (the total number of shares offered) at $13.87 per share for aggregate gross proceeds of $14,589,381 (including the value of the Company’s preferred stock exchanged by Mr. Lehman for shares of common stock of $4,618,813). In connection with the Rights Offering, 283,293 shares were issued to shareholders upon exercise of their basic subscription rights and 191,773 shares were issued to shareholders upon exercise of their oversubscription privileges (approximately 36.9% of the total number of shares requested pursuant to oversubscription privileges). In connection with the Standby Offering, Mr. Lehman purchased an aggregate of 576,800 shares of the Company’s common stock, 333,007 of which were issued in exchange for 9,023 shares of the Company’s preferred stock and 243,793 of which were purchased for cash. Also, as part of the Standby Offering, Mr. Lehman forgave $2,215,009 in accrued and unpaid dividends on the preferred stock.

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

Approximately $92,000 in unpaid preferred stock dividends at March 31, 2014, was reclassified from interest expense to equity as they are considered dividends and not interest expense. There was no effect on income to common shareholders as a result of the reclassification.

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

The Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2015	2014

Undisbursed credit lines	$33,706	$38,064
Commitments to extend or originate credit	19,277	9,207
Standby letters of credit	1,568	1,571

Total commitments to extend credit	$54,551	$48,842

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

While subject to the Order, we expect that our management and board of directors will continue to focus considerable time and attention on taking corrective actions to comply with the terms. In addition, certain provisions of the Order described above will continue to adversely impact the Company’s businesses and results of operations.

Written Agreement – In June 2012, the Company entered into a written agreement with the Federal Reserve Bank of Richmond. Pursuant to the terms of the Written Agreement, the Company developed and submitted to the Reserve Bank for approval written plans to maintain sufficient capital and correct any violations of Section 23A of the Federal Reserve Act and Regulation W. In addition, the Company submitted a written statement of its planned sources and uses of cash for debt service, operation expenses, and other purposes.

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

Since entering into the Order and the Written Agreement, the Company has taken numerous steps to comply with their terms. As of March 31, 2015, we believe we have complied with all requirements of the Order and the Written Agreement with the exception of the correction of noncompliance with Section 23A of Regulation W of the Federal Reserve Act in the Written Agreement.

As previously disclosed by the Company, in March 2013, the Special Inspector General for the Troubled Asset Relief Program (“SIGTARP”) notified the Company that it was conducting an investigation of the Company. SIGTARP issued four subpoenas from March 2013 to January 2014 requesting that the Company produce certain documents and other information. The Company has been cooperating fully with SIGTARP in providing the requested materials. On April 22, 2015, the Company received a subpoena from the United States Attorney’s Office for the Eastern District of Virginia to produce additional documents and information, which appears to be related to the previously issued SIGTARP subpoenas. The Company will continue to cooperate with the government’s review. The Company cannot predict the duration or the outcome of this investigation, including the effect the investigation and the costs associated with the investigation could have on the Company’s business, financial condition, or results of operations.

Note 12 – Income Taxes

The net deferred tax asset is included in other assets on the balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. At March 31, 2015, management continues to believe that the objective negative evidence represented by the Company’s continued losses in the first quarter outweighed the more subjective positive evidence and, as a result, recognized an addition to the valuation allowance on its net deferred tax asset of approximately $15,000 resulting in a total valuation allowance at March 31, 2015 of $12,289,000. The net operating losses available to offset future taxable income amounted to $23,450,000 at March 31, 2015 and begin expiring in 2028.

Note 13 – Recent accounting pronouncements

In January 2014, the FASB issued ASU 2014-01, “Investments – Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects”.  This ASU applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes.  The amendments in the ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Those not electing the proportional amortization method would account for the investment using the equity method or cost method.  The amendments in this ASU became effective for public business entities for annual periods beginning after December 15, 2014.  The adoption of this guidance should not have a material effect on the Company’s financial condition or results of operations.

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors”.  ASU 2014-04 clarifies when a creditor should be considered to have received physical possession of residential real estate property during a foreclosure.  ASU 2014-04 establishes a loan receivable should be derecognized and the real estate property recognized upon the creditor obtaining legal title to the residential real estate property upon completion of foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan.  The provisions of ASU 2014-04 became effective for annual periods beginning after December 15, 2014.  The adoption of this guidance should not have a material effect on the Company’s financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASU requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, with early adoption prohibited. In April 2015, the FASB proposed to delay the effective date of this standard for one year. The Company is evaluating the effect ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation. The guidance in this ASU requires that a performance target that affects vesting and that could be achieved after the requisite service is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite period, the remaining unrecognized cost should be recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2015. The Company does not expect this ASU to have a significant impact on its financial condition of results of operations.

Item 2 - Management’s Discussion and Analysis OF Financial condition and results of operations

Caution about forward-looking statements

In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

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

Although we endeavor to minimize the credit risk inherent in the Company’s loan portfolio, we must necessarily make various assumptions and judgments about the collectability of the loan portfolio based on our experience and evaluation of economic conditions. If such assumptions or judgments prove to be incorrect, the current allowance for loan losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income. In 2014 and continuing through the first quarter of 2015, the provision for loan losses declined substantially from previous years as we resolved nonperforming loans and real estate values have recovered somewhat.

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at March 31, 2015 and December 31, 2014 and the results of operations for the Company for the three months ended March 31, 2015 and 2014. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly report.

Summary

For the three months ended March 31, 2015, the Company had net loss of $5,000 and net income available to common shareholders of $6,451,000 or $15.40 per fully diluted share, compared to net loss of $657,000 and net loss available to common shareholders of $971,000, or $2.91 per fully diluted share, for the same period in 2014. The computation of basic and diluted earnings (loss) per share has been adjusted retroactively for all periods presented to reflect the reverse stock split in August 2014. As indicated in the following table, there were significant changes in income and expense items when comparing the results for the three months ended March 31, 2015 to the results for the same period in 2014 (in thousands):

Effect on Income
Changes in
Net interest income	$(335)
Provision for loan losses	100
Gains on loan sales	418
Salaries and benefits	102
Expenses related to foreclosed real estate	151
Other operating expense	163

$599

The decline in net interest income reflects the decline in average interest earning assets, which averaged $367,207,000 for the first three months of 2015 compared to $380,051,000 for the same period in 2014. This decrease in average interest earning assets combined with a decline in the yield on those assets of 0.42% (42 basis points). The decreases in the provision for loan losses and the expenses related to foreclosed property are attributable to stabilization of the loan portfolio and an improving real estate market as well as successful efforts in selling foreclosed assets. The increase in gains on loan sales is a result of increased mortgage production by our mortgage company. Our mortgage company’s profit increased by $623,000 in the first quarter of 2015 compared to the same period in 2014 due to the mortgage company closing $48,808,000 in mortgage loans in the first quarter of 2015 compared to $30,793,000 in the first quarter of 2014. The decline in salaries and benefits and other operating expenses is a result of management’s efforts to reduce overhead expenses to improve profitability.

Our cost of deposits declined from 0.96% for the first quarter of 2014 to 0.86% for the first quarter of 2015. This decline in cost of deposits is a result of the repricing of higher cost certificates of deposit during the low interest rate environment as well as our efforts to change our deposit mix so that we are not so dependent on higher cost deposits. Noninterest bearing demand deposits represented 19.6% of our total deposits at March 31, 2015 compared to 16.0% at March 31, 2014.

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

Net interest income of $3,039,000 for the first quarter of 2015 represents a decrease of $335,000, or 9%, compared to the same period in 2014. This decline is primarily due to a decrease in average interest earning assets of $12,844,000 combined with a decline in the yield on those assets of 0.42% (42 basis points).

Average interest-bearing liabilities for the three month period decreased by $36,082,000, or 10%. This decline was primarily a result of a decline in average deposits of $31,884,000. The average cost of interest-bearing liabilities decreased to 0.94% for the three months ended March 31, 2015 from 1.06% for the three months ended March 31, 2014 as a result of management’s efforts to increase our low cost demand deposits while reducing our dependency on higher cost time deposits. Average interest bearing checking accounts increased by $2,201,000 and average time deposits decreased by $35,069,000 for the three months ended March 31, 2015 compared to the same period in 2014. The continuing low interest rates have allowed us to reduce our costs of funds as time deposits and borrowings mature. See our discussion of interest rate sensitivity below for more information.

The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States of America, but it is a common measure used by the financial services industry to determine how profitably earning assets are funded. Our net interest margin over the last several quarters is provided in the following table:

Interest
Quarter Ended	Margin

March 31, 2014	3.59%
June 30, 2014	3.41%
September 30, 2014	3.46%
December 31, 2014	3.46%
March 31, 2015	3.36%

The decline in our net interest margin is a result of declining rates on loans; the average interest rate on loans declined by 61 basis points, from 5.61% for the three months ended March 31, 2014 to 5.00% for the three months ended March 31, 2015. The continued low interest rates coupled with the competitive lending environment have resulted in downward pressure on loan rates for all financial institutions including the Company. We have been able to offset some of the margin compression from declining rates on loans by reducing our interest costs by 12 basis points during that same period.

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

Average Balance Sheet

(in thousands)

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans net of deferred fees	$288,252	$3,553	5.00%	$282,657	$3,912	5.61%
Loans held for sale	8,797	71	3.27%	5,838	59	4.10%
Investment securities	36,081	155	1.74%	58,616	332	2.30%
Federal funds and other	34,077	18	0.21%	32,940	19	0.23%
Total interest earning assets	367,207	3,797	4.19%	380,051	4,322	4.61%

Allowance for loan losses and deferred fees	(5,841)			(7,123)
Cash and due from banks	10,705			12,916
Premises and equipment, net	14,562			12,686
Other assets	39,750			44,960
Total assets	$426,383			$443,490

Interest bearing deposits
Interest checking	$43,917	$20	0.18%	$41,716	$19	0.18%
Money market	66,801	61	0.37%	65,132	60	0.37%
Savings	20,421	9	0.18%	21,106	9	0.17%
Time	169,209	546	1.31%	204,278	698	1.39%
Total	300,348	636	0.86%	332,232	786	0.96%
Borrowings(1)	25,146	122	1.97%	29,344	162	2.24%
Total interest bearing liabilities	325,494	758	0.94%	361,576	948	1.06%
Noninterest bearing deposits	70,310			56,780
Other liabilities	10,462			6,359
Total liabilities	406,266			424,715
Shareholders' equity	20,117			18,775
Total liabilities and capital	$426,383			$443,490

Net interest income before provision for
loan losses		$3,039			$3,374

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.25%			3.55%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.36%			3.59%

(1) Interest expense on borrowings for the three month period ended March 31, 2014 has been adjusted for the reclassification of $92,000 from interest expense to dividends related to preferred stock reflected as a reduction of interest expense in such period.

Provision for loan losses

The Company did not record a provision for loan losses for the three months ended March 31, 2015 compared to $100,000 for the three months ended March 31, 2014. The decline in the provision for loan losses for the three month period of 2015 was primarily driven by a $21,222,000 decline in gross loans outstanding from March 31, 2014 to March 31, 2015, as well as a decline in the impairment on specific nonperforming loans. The decrease in the gross loan portfolio was offset by an increase in our student loan portfolio of approximately $33,000,000 and our USDA loan portfolio of approximately $2,150,000. These two portfolios include guarantees ranging from 98% - 100%.

Noninterest income

Noninterest income increased from $1,674,000 for the three months ended March 31, 2014 to $2,170,000 for the three months ended March 31, 2015, an increase of $496,000, or 30%. This increase in noninterest income was primarily the result of higher gains on sales from increased loan production by our mortgage banking subsidiary; gains on sale of loans increased from $811,000 for the first quarter of 2014 to $1,229,000 for the same period in 2015.

Noninterest expense

Noninterest expense for the three months ended March 31, 2015 was $5,214,000 compared to $5,605,000 for the three months ended March 31, 2014, a decrease of $391,000 or 7%. The more significant decreases occurred in expenses related to foreclosed real estate of $151,000, and expenses related to other operating expense of $163,000. The decrease in expenses related to foreclosed real estate is a result of lower write downs and reduced expenses due to disposition of real estate aided by an improving real estate market. The decrease in other operating expenses is attributable to a decrease in loan underwriting costs.

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

The net deferred tax asset is included in other assets on the balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. Management determined that as of December 31, 2014, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance on its net deferred tax asset that is dependent on future earnings of the Company of approximately $12,274,000. At March 31, 2015, management continues to believe that the objective negative evidence represented by the Company’s continued losses in the first quarter outweighed the more subjective positive evidence and, as a result, recognized an addition to the valuation allowance on its net deferred tax asset of approximately $15,000 resulting in a total valuation allowance at March 31, 2015 of $12,289,000. The net operating losses available to offset future taxable income amounted to $23,450,000 at March 31, 2015 and begin expiring in 2028.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. Due to the Company’s adjusted capital level we were not subject to franchise tax expense for the three months ended March 31, 2015 and 2014.

Balance Sheet Analysis

Our total assets increased to $439,728,000 at March 31, 2015 from $434,004,000 at December 31, 2014, an increase of $5,724,000, or 1.3%. The increase in loans held for sale was the primary driver of this increase. Loans held for sale increased by $6,310,000 during the first three months of 2015.

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

The Company’s real estate loan portfolios, which represent approximately 80% of all loans, are secured by mortgages on real property located principally in the Commonwealth of Virginia. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. The Company’s commercial loan portfolio represents approximately 8% of all loans. Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent 12% of the total.

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	%	Amount	%
Construction and land development
Residential	$7,189	2.5%	$4,315	1.5%
Commercial	22,706	7.9%	25,152	8.8%
	29,895	10.4%	29,467	10.3%
Commercial real estate
Owner occupied	64,305	22.4%	58,804	20.6%
Non-owner occupied	38,340	13.3%	38,892	13.6%
Multifamily	9,204	3.2%	11,438	4.0%
Farmland	408	0.1%	434	0.2%
	112,257	39.1%	109,568	38.3%
Consumer real estate
Home equity lines	19,011	6.6%	20,082	7.0%
Secured by 1-4 family residential,
First deed of trust	61,819	21.5%	61,837	21.6%
Second deed of trust	8,077	2.8%	7,854	2.7%
	88,907	30.9%	89,773	31.4%
Commercial and industrial loans (except those secured by real estate)	21,764	7.6%	22,165	7.7%
Guaranteed Student loans	33,004	11.5%	33,562	11.7%
Consumer and other	1,571	0.5%	1,611	0.6%

Total loans	287,398	100.0%	286,146	100.0%
Deferred loan cost, net	934		722
Less: allowance for loan losses	(5,844)		(5,729)

	$282,488		$281,139

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and,
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

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

The allowance for loan losses at March 31, 2015 was $5,844,000, compared to $5,729,000 at December 31, 2014. The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at March 31, 2015 and December 31, 2014 was 2.03% and 2.00%, respectively. The increase in the allowance for loan losses for the first three months of 2015 was primarily a result of recoveries recognized during the quarter. We believe the amount of the allowance for loan losses at March 31, 2015 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	March 31,
	2015	2014

Beginning balance	$5,729	$7,239
Provision for loan losses	-	100
Charge-offs
Construction and land development
Commercial	(115)	(22)
Commercial real estate
Owner occupied	-	-
Non-owner occupied	-	(199)
Farmland	-	(96)
Consumer real estate
Home equity lines	-	(181)
Secured by 1-4 family residential
First deed of trust	-	(185)
Second deed of trust	-	(76)
Commercial and industrial (except those secured by real estate)	(162)	(33)
Consumer and other	(2)	(4)
	(279)	(796)
Recoveries
Construction and land development
Residential	1	1
Commercial	1	17
Consumer real estate
Secured by 1-4 family residential
First deed of trust	358	13
Second deed of trust	9	-
Commercial and industrial (except those secured by real estate)	12	24
Consumer and other	13	2
	394	57
Net charge-offs	115	(739)

Ending balance	$5,844	$6,600

Loans outstanding at end of period(1)	$288,332	$274,148
Ratio of allowance for loan losses as a percent of loans outstanding at end of period	2.03%	2.41%

Average loans outstanding for the period(1)	$288,252	$282,657
Ratio of net charge-offs to average loans outstanding for the period	(0.04)%	0.26%

(1) Loans are net of unearned income.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	March 31,	December 31,	March 31,
	2015	2014	2014

Nonaccrual loans	$7,897	$7,478	$16,022
Foreclosed properties	11,472	12,638	15,688
Total nonperforming assets	$19,369	$20,116	$31,710

Restructured loans (not included in nonaccrual loans above	$21,009	$23,967	$29,318

Loans past due 90 days and still accruing	$998	$720	$-

Nonperforming assets to loans (1)	6.7%	7.0%	11.6%

Nonperformoing assets to total assets	4.4%	4.6%	7.0%

Allowance for loan losses to nonaccrual loans	74.5%	76.6%	41.2%

(1) Loans are net of unearned income and deferred cost.

The following table presents an analysis of the changes in nonperforming assets for the three months ended March 31, 2015 (in thousands):

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2014	$7,478	$12,638	$20,116
Additions	1,299	15	1,314
Loans placed back on accrual	(276)	-	(276)
Repayments	(327)	-	(327)
Charge-offs	(277)	(94)	(371)
Sales	-	(1,087)	(1,087)

Balance March 31, 2015	$7,897	$11,472	$19,369

Until a nonperforming restructured loan has performed in accordance with its restructured terms for a minimum of six months, it will remain on nonaccrual status.

Interest is accrued on outstanding loan principal balances, unless the Company considers collection to be doubtful. Commercial and unsecured consumer loans are designated as non-accrual when the Company considers collection of expected principal and interest doubtful. Mortgage loans and most other types of consumer loans past due 90 days or more may remain on accrual status if management determines that concern over our ability to collect principal and interest is not significant. When loans are placed on non-accrual status, previously accrued and unpaid interest is reversed against interest income in the current period and interest is subsequently recognized only to the extent cash is received. Interest accruals are resumed on such loans only when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

Of the total nonaccrual loans of $7,897,000 at March 31, 2015 that were considered impaired, 16 loans totaling $3,346,000 had specific allowances for loan losses totaling $818,000. This compares to $7,478,000 in nonaccrual loans at December 31, 2014 of which 14 loans totaling $3,332,000 had specific allowances for loan losses of $1,108,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $182,000 and $634,000 for the three months ended March 31, 2015 and 2014, respectively.

Deposits

Deposits as of March 31, 2015 and December 31, 2014 were as follows (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	%	Amount	%

Demand accounts	74,001	19.6%	$77,496	20.5%
Interest checking accounts	46,478	12.3%	42,924	11.3%
Money market accounts	68,436	18.2%	64,987	17.2%
Savings accounts	21,112	5.6%	20,643	5.4%
Time deposits of $100,000 and over	73,866	19.6%	75,559	19.9%
Other time deposits	92,939	24.7%	97,251	25.7%

Total	$376,832	100.0%	$378,860	100.0%

Total deposits decreased by $2,028,000, or 0.5%, from $378,860,000 at December 31, 2014 to $376,832,000 at March 31, 2015, as compared to a decrease of $5,589,000, or 1.4%, during the first three months of 2014. Checking and savings accounts increased by $528,000, money market accounts increased by $3,449,000 and time deposits decreased by $6,005,000. The decline in time deposits was a result of repricing maturing time deposits at rates below market for noncore depositors. The cost of our interest-bearing deposits declined to 0.86% for the first three months of 2015 compared to 0.96% for the first three months of 2014.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $13,000,000 and $14,000,000 at March 31, 2015 and December 31, 2014, respectively. The FHLB advances are secured by the pledge of investment securities and cash.

Capital resources

On May 1, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms with the Treasury, pursuant to which the Company sold (i) 14,738 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $4.00 per share, having a liquidation preference of $1,000 per share and (ii) a Warrant to purchase 31,190 shares of the Company’s common stock at an initial exercise price of $4.43 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $14,738,000 in cash. The fair value of the preferred stock was estimated using discounted cash flow methodology at an assumed market equivalent rate of 13%, with 20 quarterly payments over a five year period, and was determined to be $10,208,000. The fair value of the warrant was estimated using the Black-Scholes option pricing model, with assumptions of 25% volatility, a risk-free rate of 2.03%, a yield of 6.162% and an estimated life of 5 years, and was determined to be $534,000. The aggregate fair value for both the preferred stock and common stock warrants was determined to be $10,742,000 with 95% of the aggregate attributable to the preferred stock and 5% attributable to the common stock warrant. Therefore, the $14,738,000 issuance was allocated with $14,006,000 being assigned to the preferred stock and $732,000 being allocated to the common stock warrant. The difference between the $14,738,000 face value of the preferred stock and the amount allocated of $14,006,000 to the preferred stock is being accreted as a discount on the preferred stock using the effective interest rate method over five years.

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

In accordance with the Company’s written agreement with the Reserve Bank, the Company has been deferring quarterly cash dividends on the preferred stock since May 2011. The total arrearage on such preferred stock as of March 31, 2015 was $1,566,096 (after forgiveness of $2,215,009 in accrued dividends in connection with the standby rights offering). This amount has been accrued for and is included in other liabilities in the consolidated balance sheet.

In November 2013, the Company participated in a successful auction of the Company’s preferred stock by the Treasury that resulted in the purchase of the securities by private and institutional investors.

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

On March 27, 2015, the Company completed a rights offering to shareholders and concurrent standby offering to Kenneth R. Lehman, in which the Company issued an aggregate of 1,051,866 shares of common stock (the total number of shares offered) at $13.87 per share for aggregate gross proceeds of $14,589,381 (including the value of the Company’s preferred stock exchanged by Mr. Lehman for shares of common stock of $4,618,813). In connection with the Rights Offering, 283,293 shares were issued to shareholders upon exercise of their basic subscription rights and 191,773 shares were issued to shareholders upon exercise of their oversubscription privileges (approximately 36.9% of the total number of shares requested pursuant to oversubscription privileges). In connection with the Standby Offering, Mr. Lehman purchased an aggregate of 576,800 shares of the Company’s common stock, 333,007 of which were issued in exchange for 9,023 shares of the Company’s preferred stock and 243,793 of which were purchased for cash. Also, as part of the Standby Offering, Mr. Lehman forgave $2,215,009 in accrued and unpaid dividends on the preferred stock.

The following table presents the composition of regulatory capital and the capital ratios for the Company at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2015	2014

Tier 1 capital
Total equity capital	$30,255	$19,058
Net unrealized loss on available-for-sale securities	215	644
Defined benefit postretirement plan	76	77
Qualifying trust preferred securities	6,054	1,456
Disallowed intangible assets	(69)	(198)
Total Tier 1 capital	36,531	21,037

Tier 2 capital
Qualifying trust preferred securities	2,710	7,308
Allowance for loan losses	3,811	3,601
Total Tier 2 capital	6,521	10,909

Total risk-based capital	43,052	31,946

Risk-weighted assets	$302,851	$285,937

Average assets	$424,586	$429,265

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	8.60%	4.90%
Common equity tier 1 capital ratio	12.06%	7.36%
Tier 1 capital to risk-weighted assets	12.06%	7.36%
Total capital to risk-weighted assets	14.22%	11.17%
Equity to total assets	6.88%	4.39%

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2015	2014

Tier 1 capital
Total bank equity capital	$35,674	$30,158
Net unrealized loss on available-for-sale securities	215	644
Defined benefit postretirement plan	76	77
Disallowed intangible assets	(69)	(198)
Total Tier 1 capital	35,896	30,681

Tier 2 capital
Allowance for loan losses	3,785	3,572
Total Tier 2 capital	3,785	3,572

Total risk-based capital	39,681	34,253

Risk-weighted assets	$300,760	$283,581

Average assets	$422,136	$427,113

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	8.50%	7.18%
Common equity tier 1 capital ratio	11.94%	10.82%
Tier 1 capital to risk-weighted assets	11.94%	10.82%
Total capital to risk-weighted assets	13.19%	12.08%
Equity to total assets	8.15%	6.99%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank met the ratio requirements to be categorized “well capitalized” institution as of March 31, 2015 and December 31, 2014. However, due to the existence of the Consent Order, the Bank was considered adequately capitalized as of such dates. The Consent Order requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 11%. As a result of the Company’s Rights Offering and Standby Offering completed on March 27, 2015, the Bank’s leverage ratio increased to 8.50% and the total capital to risk weighted assets ratio increased to 13.19% bringing the Bank into compliance with the ratios required by the Consent Order. When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations Sections 337.6 and 303, and FDIC Act Section 29. In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements.

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

At March 31, 2015, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $87,414,000, or 20% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $20,000,000 of these securities are pledged against current and potential fundings.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $17 million for which there were no borrowings against the lines at March 31, 2015.

At March 31, 2015, we had commitments to originate $54,551,000 of loans. Fixed commitments to incur capital expenditures were less than $25,000 at March 31, 2015. Certificates of deposit scheduled to mature in the 12-month period ending March 31, 2016 totaled $81,024,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

In accordance with current accounting guidance, loans modified as TDRs are, by definition, considered to be impaired loans.  Impairment for these loans is measured on a loan-by-loan basis similar to other impaired loans as described above under Allowance for loan losses.  Certain loans modified as TDRs may have been previously measured for impairment under a general allowance methodology (i.e., pooling), thus at the time the loan is modified as a TDR the allowance will be impacted by the difference between the results of these two measurement methodologies.  Loans modified as TDRs that subsequently default are factored into the determination of the allowance in the same manner as other defaulted loans.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income.  Management determined that as of March 31, 2015 and December 31, 2014, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance of $12,289,000 and $12,274,000 respectively, representing all of the net deferred tax asset that is dependent on future earnings of the Company at the indicated date.

Impact of inflation and changing prices

The Company’s consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the Company to measure financial position and operating results primarily in terms of historical dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2015. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

As previously disclosed by the Company, in March 2013, the Special Inspector General for the Troubled Asset Relief Program notified the Company that it was conducting an investigation of the Company. SIGTARP issued four subpoenas from March 2013 to January 2014 requesting that the Company produce certain documents and other information. The Company has been cooperating fully with SIGTARP in providing the requested materials. On April 22, 2015, the Company received a subpoena from the United States Attorney’s Office for the Eastern District of Virginia to produce additional documents and information, which appears to be related to the previously issued SIGTARP subpoenas. The Company will continue to cooperate with the government’s review. The Company cannot predict the duration or the outcome of this investigation, including the effect the investigation and the costs associated with the investigation could have on the Company’s business, financial condition, or results of operations.

In the course of its operations, the Company may become a party to legal proceedings. Except as described above, there are no material pending legal proceedings to which the Company is party or of which the property of the Company is subject.

ITEM 1A – RISK FACTORS

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the preferred stock or trust preferred capital notes without prior regulatory approval. In addition, the Consent Order with the Supervisory Authorities provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction in capital, without regulatory approval. At March 31, 2015, the aggregate amount of all of the Company’s total accrued but deferred dividend payments on the preferred stock was $1,566,096.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

3.2	Bylaws of Village Bank and Trust Financial Corp., as amended March 24, 2015 (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed by the Company with the SEC on March 27, 2015)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: May 15, 2015	By:	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

Date: May 15, 2015	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document

3.2	Bylaws of Village Bank and Trust Financial Corp., as amended March 24, 2015 (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed by the Company with the SEC on March 27, 2015)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

1