Form 10-Q
period 2015-06-30
Village Bank & Trust Financial Corp.
filed 2015-08-12
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

1,412,897 shares of common stock, $4.00 par value, outstanding as of July 27, 2015

Village Bank and Trust Financial Corp. and Subsidiary

Form 10-Q

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
June 30, 2015 (Unaudited) and December 31, 2014
(dollars in thousands)

	June 30,	December 31,
	2015	2014
Assets
Cash and due from banks	$15,796	$25,115
Federal funds sold	4,174	23,988
Total cash and cash equivalents	19,970	49,103
Investment securities available for sale	39,420	39,542
Loans held for sale	20,662	9,914
Loans
Outstandings	301,629	286,146
Allowance for loan losses	(5,567)	(5,729)
Deferred fees and costs	1,060	722
	297,122	281,139
Other real estate owned, net of valuation allowance	8,605	12,638
Assets held for sale	13,711	13,502
Premises and equipment, net	13,718	14,301
Bank owned life insurance	7,038	6,947
Accrued interest receivable	2,041	1,372
Other assets	5,779	5,546

	$428,066	$434,004

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$74,482	$77,496
Interest bearing	295,929	301,364
Total deposits	370,411	378,860
Federal Home Loan Bank advances	7,000	14,000
Long-term debt - trust preferred securities	8,764	8,764
Other borrowings	3,657	3,302
Accrued interest payable	1,254	1,167
Other liabilities	7,078	8,853
Total liabilities	398,164	414,946

Shareholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference,1,000,000 shares authorized; 5,715 shares issued and outstanding at June 30, 2015, 14,738 shares issued and oustanding at December 31, 2014	23	59
Common stock, $4 par value, 10,000,000 shares authorized; 1,403,647 shares issued and outstanding at June 30, 2015 350,622 shares issued and outstanding at December 31, 2014	5,553	1,339
Additional paid-in capital	58,417	58,188
Accumulated deficit	(34,171)	(40,539)
Common stock warrant	732	732
Stock in directors rabbi trust	(1,034)	(878)
Directors deferred fees obligation	1,034	878
Accumulated other comprehensive loss	(652)	(721)
Total shareholders' equity	29,902	19,058

	$428,066	$434,004

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income
Loans	$3,692	$3,795	$7,316	$7,766
Investment securities	154	322	309	654
Federal funds sold	18	25	36	44
Total interest income	3,864	4,142	7,661	8,464

Interest expense
Deposits	620	767	1,256	1,553
Borrowed funds	103	138	225	300
Total interest expense	723	905	1,481	1,853

Net interest income	3,141	3,237	6,180	6,611
Provision for loan losses	-	-	-	100
Net interest income after provision for loan losses	3,141	3,237	6,180	6,511

Noninterest income
Service charges and fees	683	601	1,275	1,084
Gain on sale of loans	1,728	1,352	2,957	2,163
Gain on sale of assets	-	3	-	3
Gain on sale of investment securities	-	1	7	1
Rental income	250	250	490	506
Other	75	112	177	236
Total noninterest income	2,736	2,319	4,906	3,993

Noninterest expense
Salaries and benefits	2,711	2,679	5,379	5,449
Commissions	443	347	735	569
Occupancy	409	393	887	875
Equipment	212	174	398	380
Write down of assets held for sale	687	-	687	-
Supplies	65	78	134	166
Professional and outside services	649	642	1,296	1,281
Advertising and marketing	101	56	173	139
Loss (gain) on sale and write down of OREO, net	(218)	404	(86)	687
Other operating expense	734	816	1,404	1,648
Total noninterest expense	5,793	5,589	11,007	11,194

Net income (loss) before income tax expense (benefit)	84	(33)	79	(690)
Income tax expense (benefit)	-	-	-	-

Net income (loss)	84	(33)	79	(690)

Preferred stock dividends and amortization of discount	(167)	(347)	(330)	(661)
Preferred stock principal forgiveness	-	-	4,404	-
Preferred stock dividend forgiveness	-	-	2,215	-
Income (loss) available to common shareholders	$(83)	$(380)	$6,368	$(1,351)

Earnings (loss) per share, basic	$(0.06)	$(1.14)	$7.00	$(4.04)
Earnings (loss) per share, diluted	$(0.06)	$(1.14)	$6.92	$(4.04)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Changes in Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income (loss)	$84	$(33)	$79	$(690)
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	(551)	1,323	106	3,149
Tax effect	(187)	450	37	1,070
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	(364)	873	69	2,079

Reclassification adjustment
Reclassification adjustment for gains realized in net income	-	(1)	(7)	(1)
Tax effect	-	-	(2)	-
Reclassification for gains included in net income, net of tax	-	(1)	(5)	(1)

Minimum pension adjustment	3	3	6	6
Tax effect	1	1	2	2
Minimum pension adjustment, net of tax	2	2	4	4

Total other comprehensive income (loss)	(362)	874	69	2,082

Total comprehensive income (loss)	$(278)	$841	$148	$1,392

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Shareholders' Equity
Six Months Ended June 30, 2015 and 2014
(Unaudited)
(dollars in thousands)

								Directors
			Additional			Discount on	Stock in	Deferred	Accumulated
	Preferred	Common	Paid-in	Accumulated		Preferred	Directors	Fees	Other
	Stock	Stock	Capital	Deficit	Warrant	Stock	Rabbi Trust	Obligation	loss	Total

Balance, December 31, 2014	$59	$1,339	$58,188	$(40,539)	$732	$-	$(878)	$878	$(721)	$19,058
Preferred stock dividend	-	-	-	(330)	-	-	-	-	-	(330)
Restricted stock issuance	-	7	(85)	-	-	-	(156)	156	-	(78)
Issuance of common stock, net of offering expense of $1,200	-	2,875	5,842	-	-	-	-	-	-	8,717
Preferred stock exchanged for commmon stock	(18)	1,332	(1,314)	-	-	-	-	-	-	-
Preferred stock principal forgiveness	(18)	-	(4,386)	4,404	-	-	-	-	-	-
Preferred stock dividend forgiveness	-	-	-	2,215	-	-	-	-	-	2,215
Stock based compensation	-	-	172	-	-	-	-	-	-	172
Minimum pension adjustment (net of income taxes of $1)	-	-	-	-	-	-	-	-	4	4
Net income	-	-	-	79	-	-	-	-	-	79
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	65	65

Balance, June 30, 2015	$23	$5,553	$58,417	$(34,171)	$732	$-	$(1,034)	$1,034	$(652)	$29,902

Balance, December 31, 2013	$59	$21,353	$38,054	$(38,066)	$732	$(50)	$(878)	$878	$(3,838)	$18,244
Amortization of preferred stock discount	-	-	-	(50)	-	50	-	-	-	-
Preferred stock dividend	-	-	-	(611)	-	-	-	-	-	(611)
Stock based compensation	-	-	24	-	-	-	-	-	-	24
Minimum pension adjustment (net of income taxes of $1)	-	-	-	-	-	-	-	-	4	4
Net loss	-	-	-	(690)	-	-	-	-	-	(690)
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	2,078	2,078

Balance, June 30, 2014	$59	$21,353	$38,078	$(39,417)	$732	$-	$(878)	$878	$(1,756)	$19,049

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2015 and 2014
(Unaudited)
(dollars in thousands)

	2015	2014

Cash Flows from Operating Activities
Net income (loss)	$79	$(690)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	445	325
Deferred income taxes	52	(308)
Valuation allowance deferred income taxes	(52)	308
Provision for loan losses	-	100
Write-down of other real estate owned	158	369
Valuation allowance other real estate owned	(293)	(429)
Write-down of assets held for sale	687	-
Gain on securities sold	(7)	(1)
Gain on loans sold	(2,957)	(2,163)
(Gain) loss on sale and disposal of premises and equipment	12	(3)
Gain on sale of other real estate owned	(451)	(234)
Stock compensation expense	172	24
Proceeds from sale of mortgage loans	101,559	79,367
Origination of mortgage loans for sale	(109,350)	(81,022)
Amortization of premiums and accretion of discounts on securities, net	142	205
Decrease (increase) in interest receivable	(669)	146
Increase in bank owned life insurance	(91)	(91)
Increase in other assets	(822)	(656)
Increase in interest payable	87	244
Increase in other liabilities	134	1,300
Net cash used in operating activities	(11,165)	(3,209)

Cash Flows from Investing Activities
Purchases of available for sale securities	(6,748)	-
Proceeds from the sale or calls of available for sale securities	6,834	3,207
Net decrease (increase) in loans	(15,970)	17,426
Proceeds from sale of other real estate owned	4,606	5,663
Purchases of premises and equipment	(561)	(898)
Proceeds from sale of premises and equipment	-	17
Net cash (used in) provided by investing activities	(11,839)	25,415

Cash Flows from Financing Activities
Net proceeds from sale of common stock, net of expenses of $990	8,965	-
Net increase (decrease) in deposits	(8,449)	(1,351)
Net decrease in Federal Home Loan Bank Advances	(7,000)	(3,000)
Net increase in other borrowings	355	(726)
Net cash (used in) provided by financing activities	(6,129)	(5,077)

Net increase (decrease) in cash and cash equivalents	(29,133)	17,129
Cash and cash equivalents, beginning of period	49,103	40,209

Cash and cash equivalents, end of period	$19,970	$57,338

Supplemental Disclsoure of Cash Flow Information
Cash payments for interest	$1,395	$1,496
Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$279	$4,931
Assets moved to held for sale	$831	$-
Dividends on preferred stock accrued	$330	$611
Non-Cash conversion of preferred shares	$4,619	$-
Forgiveness of principal and accrued dividends	$6,619	$-

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2015 and 2014

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 2015 is not necessarily indicative of the results to be expected for the full year ending December 31, 2015. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (“SEC”).

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2015 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Note 3 - Earnings (loss) per common share

The following table presents the basic and diluted earnings (loss) per common share computation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Net income (loss) - basic and diluted	$84	$(33)	$79	$(690)
Preferred stock dividend and accretion	(167)	(347)	(330)	(661)
Preferred stock principal forgiveness	-	-	4,404	-
Preferred stock dividend forgiveness	-	-	2,215	-
Net income (loss) available to common shareholders	$(83)	$(380)	$6,368	$(1,351)

Denominator
Weighted average shares outstanding - basic	1,388	334	909	334
Dilutive effect of common stock options and restricted stock awards	-	-	11	-

Weighted average shares outstanding - diluted	1,388	334	920	334

Earnings (loss) per share - basic	$(0.06)	$(1.14)	$7.00	$(4.04)
Earnings (loss) per share - diluted	$(0.06)	$(1.14)	$6.92	$(4.04)

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings (loss) per share for the periods presented.

Stock options for 4,505 and 6,519 shares of common stock were not included in computing diluted earnings (loss) per share for the three and six months ended June 30, 2015 and 2014, respectively, because their effects were anti-dilutive. Warrants for 31,190 shares of common stock were not included in computing earnings (loss) per share in 2015 and 2014 because their effects were also anti-dilutive.

Note 4 – Investment securities available for sale

At June 30, 2015 and December 31, 2014, all of our securities were classified as available-for-sale. The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands):

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
June 30, 2015
US Government Agencies
One to five years	$10,000	$10,193	$-	$(110)	$10,083	1.09%
Five to ten years	20,500	21,923	-	(659)	21,264	2.09%
More than ten years	3,418	3,426	3	(5)	3,424	0.82%
	33,918	35,542	3	(774)	34,771	1.49%
Mortgage-backed securities
One to five years	2,013	2,069	-	(33)	2,036	1.22%
More than ten years	1,363	1,426	2	(15)	1,413	1.30%
	3,376	3,495	2	(48)	3,449	1.29%
Municipals
More than ten years	1,130	1,260	-	(60)	1,200	3.72%

Total investment securities	$38,424	$40,297	$5	$(882)	$39,420	1.54%

December 31, 2014
US Government Agencies
One to five years	$10,000	$10,324	$-	$(225)	$10,099	1.10%
Five to ten years	22,500	23,895	-	(647)	23,248	1.98%
	32,500	34,219	-	(872)	33,347	1.71%
Mortgage-backed securities
More than ten years	471	484	2	(2)	484	0.31%
Municipals
Five to ten years	1,000	1,131	-	(20)	1,111	2.50%
More than ten years	4,130	4,684	2	(86)	4,600	2.89%
	5,130	5,815	2	(106)	5,711	2.82%

Total investment securities	$38,101	$40,518	$4	$(980)	$39,542	1.85%

Investment securities available for sale that have an unrealized loss position at June 30, 2015 and December 31, 2014 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2015
US Government Agencies	$16,609	$(515)	$16,176	$(259)	$32,785	$(774)
Municipals	701	(22)	499	(38)	1,200	(60)
Mortgage-backed securities	3,091	(48)	-	-	3,091	(48)

	$20,401	$(585)	$16,675	$(297)	$37,076	$(882)

December 31, 2014
US Government Agencies	$-	$-	$33,347	$(872)	$33,347	$(872)
Municipals	-	-	5,497	(106)	5,497	(106)
Mortgage-backed securities	-	-	363	(2)	363	(2)

	$-	$-	$39,207	$(980)	$39,207	$(980)

Management does not believe that any individual unrealized loss as of June 30, 2015 and December 31, 2014 is other than a temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. As of June 30, 2015, management does not have the intent to sell any of the securities classified as available for sale and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Approximately $10 million of these securities are pledged against current and potential fundings.

Note 5 – Loans and allowance for loan losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	%	Amount	%
Construction and land development
Residential	$5,967	1.98%	$4,315	1.51%
Commercial	25,548	8.48%	25,152	8.80%
	31,515	10.46%	29,467	10.31%
Commercial real estate
Owner occupied	63,715	21.12%	58,804	20.55%
Non-owner occupied	38,231	12.67%	38,892	13.59%
Multifamily	8,989	2.98%	11,438	4.00%
Farmland	400	0.13%	434	0.15%
	111,335	36.91%	109,568	38.29%
Consumer real estate
Home equity lines	19,533	6.48%	20,082	7.02%
Secured by 1-4 family residential
First deed of trust	59,965	19.88%	61,837	21.61%
Second deed of trust	7,585	2.51%	7,854	2.74%
	87,083	28.87%	89,773	31.37%
Commercial and industrial loans (except those secured by real estate)	22,118	7.33%	22,165	7.75%
Guaranteed student loans	48,051	15.93%	33,562	11.73%
Consumer and other	1,527	0.50%	1,611	0.55%

Total loans	301,629	100.00%	286,146	100.00%
Deferred loan cost, net	1,060		722
Less: allowance for loan losses	(5,567)		(5,729)

	$297,122		$281,139

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any;

•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable; and
•	Loans rated 6 or 7 are considered “Classified” loans for regulatory classification purposes.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
June 30, 2015
Construction and land development
Residential	$5,967	$-	$-	$-	$5,967
Commercial	22,355	1,582	1,611		25,548
	28,322	1,582	1,611	-	31,515
Commercial real estate
Owner occupied	56,710	3,176	3,829	-	63,715
Non-owner occupied	35,845	1,706	680	-	38,231
Multifamily	8,784	205	-	-	8,989
Farmland	400	-	-	-	400
	101,739	5,087	4,509	-	111,335
Consumer real estate
Home equity lines	17,758	187	1,588	-	19,533
Secured by 1-4 family residential
First deed of trust	53,735	2,976	3,254	-	59,965
Second deed of trust	6,693	26	866	-	7,585
	78,186	3,189	5,708	-	87,083
Commercial and industrial loans (except those secured by real estate)	20,492	353	1,273	-	22,118
Guaranteed student loans	48,051	-	-	-	48,051
Consumer and other	1,422	68	37	-	1,527

Total loans	$278,212	$10,279	$13,138	$-	$301,629

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
December 31, 2014
Construction and land development
Residential	$3,946	$205	$164	$-	$4,315
Commercial	20,641	1,622	2,889	-	25,152
	24,587	1,827	3,053	-	29,467
Commercial real estate
Owner occupied	47,175	5,234	6,395	-	58,804
Non-owner occupied	36,439	1,811	642	-	38,892
Multifamily	10,703	735	-	-	11,438
Farmland	413	-	21	-	434
	94,730	7,780	7,058	-	109,568
Consumer real estate
Home equity lines	18,107	465	1,510	-	20,082
Secured by 1-4 family residential
First deed of trust	52,513	4,763	4,561	-	61,837
Second deed of trust	6,456	434	964	-	7,854
	77,076	5,662	7,035	-	89,773
Commercial and industrial loans (except those secured by real estate)	19,026	2,297	390	452	22,165
Guaranteed student loans	33,562	-	-	-	33,562
Consumer and other	1,488	74	49	-	1,611

Total loans	$250,469	$17,640	$17,585	$452	$286,146

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
June 30, 2015
Construction and land development
Residential	$-	$-	$-	$-	$5,967	$5,967	$-
Commercial	65	-	-	65	25,483	25,548	-
	65	-	-	65	31,450	31,515	-
Commercial real estate
Owner occupied	378	-	-	378	63,337	63,715	-
Non-owner occupied	-	-	-	-	38,231	38,231	-
Multifamily	-	-	-	-	8,989	8,989	-
Farmland	-	-	-	-	400	400	-
	378	-	-	378	110,957	111,335	-
Consumer real estate
Home equity lines	58	-	-	58	19,475	19,533	-
Secured by 1-4 family residential
First deed of trust	420	-	-	420	59,545	59,965	-
Second deed of trust	-	-	-	-	7,585	7,585	-
	478	-	-	478	86,605	87,083	-
Commercial and industrial loans (except those secured by real estate)	7	-	-	7	22,111	22,118	-
Guaranteed student loans	3,420	-	9,632	13,052	34,999	48,051	9,632
Consumer and other	-	-	-	-	1,527	1,527	-

Total loans	$4,348	$-	$9,632	$13,980	$287,649	$301,629	$9,632

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2014
Construction and land development
Residential	$-	$-	$-	$-	$4,315	$4,315	$-
Commercial	92	391	-	483	24,669	25,152	-
	92	391	-	483	28,984	29,467	-
Commercial real estate
Owner occupied	715	-	-	715	58,089	58,804	-
Non-owner occupied	-	-	-	-	38,892	38,892	-
Multifamily	-	-	-	-	11,438	11,438	-
Farmland	-	-	-	-	434	434	-
	715	-	-	715	108,853	109,568	-
Consumer real estate
Home equity lines	31	139	-	170	19,912	20,082	-
Secured by 1-4 family residential
First deed of trust	-	153	-	153	61,684	61,837	-
Second deed of trust	56	-	-	56	7,798	7,854	-
	87	292	-	379	89,394	89,773	-
Commercial and industrial loans (except those secured by real estate)	-	47	-	47	22,118	22,165	-
Guaranteed student loans	671	392	720	1,783	31,779	33,562	720
Consumer and other	-	8	-	8	1,603	1,611	-

Total loans	$1,565	$1,130	$720	$3,415	$282,731	$286,146	$720

Loans greater than 90 days past due are student loans that are guaranteed by the Department of Education which covers approximately 98% of the principal and interest. Accordingly, these loans will not be placed on nonaccrual status.

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

	June 30, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$2,713	$2,809	$-
Commercial real estate
Owner occupied	2,837	2,837
Non-owner occupied	6,122	6,122	-
Multifamily	-	-	-
Farmland	-	-	-
	8,959	8,959	-
Consumer real estate
Home equity lines	1,468	1,468	-
Secured by 1-4 family residential
First deed of trust	6,868	6,868	-
Second deed of trust	959	1,394	-
	9,295	9,730	-
Commercial and industrial loans (except those secured by real estate)	120	178	-
Consumer and other	30	30	-
	21,117	21,706	-

With an allowance recorded
Construction and land development
Commercial	580	579	25
Commercial real estate
Owner occupied	6,268	6,531	652
Non-Owner occupied	464	464	38
	6,732	6,995	690
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,428	1,415	224
Second deed of trust	360	353	153
	1,788	1,768	377
Commercial and industrial loans (except those secured by real estate)	421	684	20
	9,521	10,026	1,112

Total
Construction and land development
Commercial	3,293	3,388	25
	3,293	3,388	25
Commercial real estate
Owner occupied	9,105	9,368	652
Non-owner occupied	6,586	6,586	38
	15,691	15,954	690
Consumer real estate
Home equity lines	1,468	1,468	-
Secured by 1-4 family residential,
First deed of trust	8,296	8,283	224
Second deed of trust	1,319	1,747	153
	11,083	11,498	377
Commercial and industrial loans (except those secured by real estate)	541	862	20
Consumer and other	30	30	-
	$30,638	$31,732	$1,112

	December 31, 2014
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Residential	$164	$164	$-
Commercial	3,379	3,379	-
	3,543	3,543	-
Commercial real estate
Owner occupied	1,686	1,686
Non-owner occupied	6,593	6,593	-
Multifamily	2,322	2,322	-
Farmland	21	450	-
	10,622	11,051	-
Consumer real estate
Home equity lines	800	800	-
Secured by 1-4 family residential
First deed of trust	6,485	6,493	-
Second deed of trust	1,103	1,373	-
	8,388	8,666	-
Commercial and industrial loans (except those secured by real estate)	263	365	-
Consumer and other	23	36	-
	22,839	23,661	-

With an allowance recorded
Construction and land development
Commercial	589	589	26
Commercial real estate
Owner occupied	6,625	6,640	905

Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,415	1,415	200
Second deed of trust	257	257	142
	1,672	1,672	342
Commercial and industrial loans (except those secured by real estate)	555	555	239
	9,441	9,456	1,512

Total
Construction and land development
Residential	164	164	-
Commercial	3,968	3,968	26
	4,132	4,132	26
Commercial real estate
Owner occupied	8,311	8,326	905
Non-owner occupied	6,593	6,593	-
Multifamily	2,322	2,322	-
Farmland	21	450	-
	17,247	17,691	905
Consumer real estate
Home equity lines	800	800	-
Secured by 1-4 family residential,
First deed of trust	7,900	7,908	200
Second deed of trust	1,360	1,630	142
	10,060	10,338	342
Commercial and industrial loans (except those secured by real estate)	818	920	239
Consumer and other	23	36	-
	$32,280	$33,117	$1,512

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months		For the Six Months
	Ended June 30, 2015		Ended June 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$-	$-	$115	$1
Commercial	2,617	27	2,791	66
	2,617	27	2,906	67
Commercial real estate
Owner occupied	1,201	14	1,439	31
Non-owner occupied	6,384	70	6,473	157
Multifamily	-	-	481	6
Farmland	-	-	7	-
	7,585	84	8,400	194
Consumer real estate
Home equity lines	605	-	702	4
Secured by 1-4 family residential
First deed of trust	6,370	83	6,386	173
Second deed of trust	1,199	16	1,191	30
	8,174	99	8,279	207
Commercial and industrial loans (except those secured by real estate)	134	2	181	4
Consumer and other	22	-	20	1
	18,532	212	19,786	473

With an allowance recorded
Construction and land development
Commercial	625	7	606	11
Commercial real estate
Owner occupied	6,534	50	6,565	116
Non-Owner occupied	220	11	161	12
	6,754	61	6,727	128
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,259	-	1,272	-
Second deed of trust	251	-	253	-
	1,510	-	1,525	-
Commercial and industrial loans (except those secured by real estate)	421	11	457	16
	9,310	79	9,315	155

Total
Construction and land development
Residential	-	-	115	1
Commercial	3,242	34	3,397	77
	3,242	34	3,512	78
Commercial real estate
Owner occupied	7,735	64	8,005	147
Non-owner occupied	6,604	81	6,634	169
Multifamily	-	-	481	6
Farmland	-	-	7	-
	14,339	145	15,127	322
Consumer real estate
Home equity lines	605	-	702	4
Secured by 1-4 family residential,
First deed of trust	7,629	83	7,657	173
Second deed of trust	1,450	16	1,444	30
	9,684	99	9,803	207
Commercial and industrial loans (except those secured by real estate)	555	13	638	20
Consumer and other	22	-	20	1
	$27,842	$291	$29,101	$628

	For the Three Months		For the Six Months
	Ended June 30, 2014		Ended June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$182	$-	$384	$2
Commercial	3,951	42	3,960	98
	4,133	42	4,344	100
Commercial real estate
Owner occupied	2,970	38	2,345	65
Non-owner occupied	9,957	82	8,949	215
Multifamily	2,352	36	2,359	71
Farmland	21	-	21	-
	15,300	156	13,674	351
Consumer real estate
Home equity lines	1,398	2	1,026	16
Secured by 1-4 family residential
First deed of trust	7,990	108	7,649	193
Second deed of trust	1,224	19	1,090	33
	10,612	129	9,765	242
Commercial and industrial loans (except those secured by real estate)	821	10	758	23
Consumer and other	26	1	20	1
	30,892	338	28,561	717

With an allowance recorded
Construction and land development
Commercial	602	7	606	15
Commercial real estate
Owner occupied	4,459	-	1,298	92
Non-Owner occupied	1,288	-	4,108	-
	5,747	-	5,406	92
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,848	2	1,951	2
Second deed of trust	107	3	108	3
	1,955	5	2,059	5
Commercial and industrial loans (except those secured by real estate)	115	-	116
	8,419	12	8,187	112

Total
Construction and land development
Residential	182	-	384	2
Commercial	4,553	49	4,566	113
	4,735	49	4,950	115
Commercial real estate
Owner occupied	7,429	38	3,643	157
Non-owner occupied	11,245	82	13,057	215
Multifamily	2,352	36	2,359	71
Farmland	21	-	21	-
	21,047	156	19,080	443
Consumer real estate
Home equity lines	1,398	2	1,026	16
Secured by 1-4 family residential,
First deed of trust	9,838	110	9,600	195
Second deed of trust	1,331	22	1,198	36
	12,567	134	11,824	247
Commercial and industrial loans (except those secured by real estate)	936	10	874	23
Consumer and other	26	1	20	1
	$39,311	$350	$36,748	$829

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

				Valuation
	Total	Performing	Nonaccrual	Allowance
June 30, 2015
Construction and land development
Commercial	$1,799	$1,708	$91	$-
	1,799	1,708	91	-
Commercial real estate
Owner occupied	5,823	5,522	301	128
Non-owner occupied	4,205	4,205	-	-
	10,028	9,727	301	128
Consumer real estate
Secured by 1-4 family residential
First deed of trust	4,647	4,045	602	-
Second deed of trust	746	368	378	117
	5,393	4,413	980	117
Commercial and industrial loans (except those secured by real estate)	133	-	133	20
Consumer and other	13	-	13	-
	$17,366	$15,848	$1,518	$265

Number of loans	64	43	21	10

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2014
Construction and land development
Residential	$7	$-	$7	$-
Commercial	3,895	3,751	144	17
	3,902	3,751	151	17
Commercial real estate
Owner occupied	6,317	5,149	1,168	325
Non-owner occupied	6,593	6,593	-	-
Multifamily	2,322	2,322	-	-
	15,232	14,064	1,168	325
Consumer real estate
Home equity lines	-	-	-	-
Secured by 1-4 family residential
First deeds of trust	6,990	5,494	1,496	200
Second deeds of trust	762	658	104	5
	7,752	6,152	1,600	205
Commercial and industrial loans (except those secured by real estate)	239	-	239	12
Consumer and other	16	-	16	-
	$27,141	$23,967	$3,174	$559

Number of loans	107	77	30	21

The following table provides information about TDRs identified during the indicated periods (dollars in thousands):

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Construction and land development
Commercial	-	$-	$-	1	$45	$45
	-	-	-	1	45	45
Commercial real estate
Owner occupied	-	-	-	1	344	344
Non-owner occupied	-	-	-	1	412	412
	-	-	-	2	756	756
Consumer real estate
Secured by 1-4 family residential
First deed of trust	-	-	-	2	182	182
	-	-	-	2	182	182

	-	$-	$-	5	$983	$983

The following table provides information about defaults on TDRs identified for the indicated periods (dollars in thousands):

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Number of	Recorded	Number of	Recorded
	Loans	Balance	Loans	Balance

Construction and land development
Residential	-	$-	2	$145
Commercial	3	91	4	140
	3	91	6	285
Commercial real estate
Owner occupied	1	158	1	344
Non-owner occupied	-	-	-	-
	1	158	1	344
Consumer real estate
Home equity lines	-	-	1	160
Secured by 1-4 family residential
First deed of trust	12	835	10	1,058
Second deed of trust	2	98	1	318
	14	933	12	1,536

Commercial and industrial (except those secured by real estate)	1	133	2	251
	19	$1,315	21	$2,416

Activity in the allowance for loan losses is as follows for the periods indicated (dollars in thousands):

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2015
Construction and land development
Residential	$35	57	$-	$-	$92
Commercial	88	331	(71)	21	369
	123	388	(71)	21	461
Commercial real estate
Owner occupied	1,836	(23)	(127)	-	1,686
Non-owner occupied	607	30	-	2	639
Multifamily	78	32	-	-	110
Farmland	130	(3)	-	-	127
	2,651	36	(127)	2	2,562
Consumer real estate
Home equity lines	469	11	(40)	1	441
Secured by 1-4 family residential
First deed of trust	1,703	(456)	(66)	11	1,192
Second deed of trust	284	17	(55)	4	250
	2,456	(428)	(161)	16	1,883

Commercial and industrial loans (except those secured by real estate)	356	(20)	-	46	382
Student Loans	217	37	(1)	-	253
Consumer and other	41	(13)	(3)	1	26

	$5,844	$-	$(363)	$86	$5,567

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2014
Construction and land development
Residential	$140	$-	$-	$1	$141
Commercial	849	-	(79)	-	770
	989	-	(79)	1	911
Commercial real estate
Owner occupied	1,853	-	(607)	-	1,246
Non-owner occupied	-	-	(38)	23	(15)
Multifamily	17	-	-	-	17
Farmland	409	-	-	-	409
	2,279	-	(645)	23	1,657
Consumer real estate
Home equity lines	466	-	(243)	2	225
Secured by 1-4 family residential
First deed of trust	1,755	-	(53)	42	1,744
Second deed of trust	329	-	1	110	440
	2,550	-	(295)	154	2,409

Commercial and industrial loans (except those secured by real estate)	760	-	(136)	53	677
Consumer and other	22	-	(2)	7	27

	$6,600	$-	$(1,157)	$238	$5,681

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Six Months Ended June 30, 2015
Construction and land development
Residential	$34	$57	$-	$1	$92
Commercial	202	330	(185)	22	369
	236	387	(185)	23	461
Commercial real estate
Owner occupied	1,836	(23)	(127)	-	1,686
Non-owner occupied	607	30	-	2	639
Multifamily	78	32	-	-	110
Farmland	130	(3)	-	-	127
	2,651	36	(127)	2	2,562
Consumer real estate
Home equity lines	469	11	(40)	1	441
Secured by 1-4 family residential
First deed of trust	1,345	(456)	(66)	369	1,192
Second deed of trust	275	17	(55)	13	250
	2,089	(428)	(161)	383	1,883
Commercial and industrial loans (except those secured by real estate)	506	(20)	(162)	58	382
Student Loans	217	37	(1)	-	253
Consumer and other	30	(12)	(6)	14	26

	$5,729	$-	$(642)	$480	$5,567

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Six Months Ended June 30, 2014
Construction and land development
Residential	$135	$5	$-	$1	$141
Commercial	1,274	(421)	(100)	17	770
	1,409	(416)	(100)	18	911
Commercial real estate
Owner occupied	1,199	653	(608)	-	1,244
Non-owner occupied	670	(470)	(238)	23	(15)
Multifamily	20	(2)	-	-	18
Farmland	337	168	(96)	-	409
	2,226	349	(942)	23	1,656
Consumer real estate
Home equity lines	424	223	(424)	2	225
Secured by 1-4 family residential
First deed of trust	1,992	(65)	(238)	55	1,744
Second deed of trust	394	12	(76)	110	440
	2,810	170	(738)	167	2,409
Commercial and industrial loans (except those secured by real estate)	724	45	(168)	77	678
Consumer and other	70	(48)	(5)	10	27

	$7,239	$100	$(1,953)	$295	$5,681

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Year Ended December 31, 2014
Construction and land development
Residential	$135	$(103)	$-	$2	$34
Commercial	1,274	(1,016)	(100)	44	202
	1,409	(1,119)	(100)	46	236
Commercial real estate
Owner occupied	1,199	1,268	(631)	-	1,836
Non-owner occupied	670	430	(518)	25	607
Multifamily	20	58	-	-	78
Farmland	337	(111)	(96)	-	130
	2,226	1,645	(1,245)	25	2,651
Consumer real estate
Home equity lines	424	506	(476)	15	469
Secured by 1-4 family residential
First deed of trust	1,992	(442)	(277)	72	1,345
Second deed of trust	394	(223)	(86)	190	275
	2,810	(159)	(839)	277	2,089
Commercial and industrial loans (except those secured by real estate)	724	(447)	(172)	401	506
Student loans	-	217	-	-	217
Consumer and other	70	(37)	(25)	22	30

	$7,239	$100	$(2,381)	$771	$5,729

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. We concluded that the unallocated portion of the allowance was warranted given the continued higher level of classified assets and was within a reasonable range around the estimate of losses.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance					Loans
				Loans acquired				Loans acquired
	Ending			with deteriorated	Ending			with deteriorated
	Balance	Individually	Collectively	credit quaility	Balance	Individually	Collectively	credit quaility

Period Ended June 30, 2015
Construction and land development
Residential	$35	$-	$35	$-	$5,967	$-	$5,967	$-
Commercial	39	25	14	-	25,548	3,293	22,255	-
	74	25	49	-	31,515	3,293	28,222	-
Commercial real estate
Owner occupied	1,709	652	1,057	-	63,715	9,105	54,610	-
Non-owner occupied	609	38	571	-	38,231	6,586	31,645	-
Multifamily	78	-	78	-	8,989	-	8,989	-
Farmland	130	-	130	-	400	-	400	-
	2,526	690	1,836	-	111,335	15,691	95,644	-
Consumer real estate
Home equity lines	430	-	430	-	19,533	1,468	18,065	-
Secured by 1-4 family residential
First deed of trust	1,648	224	1,424	-	59,965	8,296	51,669	-
Second deed of trust	233	153	80	-	7,585	1,319	6,266	-
	2,311	377	1,934	-	87,083	11,083	76,000	-
Commercial and industrial loans (except those secured by real estate)	402	20	382	-	22,118	541	21,577	-
Student loans	216	-	216		48,051	-	48,051	-
Consumer and other	38	-	38	-	1,527	30	1,497	-

	$5,567	$1,112	$4,455	$-	$301,629	$30,638	$270,991	$-

Year Ended December 31, 2014
Construction and land development
Residential	$34	$-	$34	$-	$4,315	$164	$4,151	$-
Commercial	202	26	176	-	25,152	3,968	21,184	-
	236	26	210	-	29,467	4,132	25,335	-
Commercial real estate
Owner occupied	1,836	905	931	-	58,804	8,311	50,493	-
Non-owner occupied	607	-	607	-	38,892	6,593	32,299	-
Multifamily	78	-	78	-	11,438	2,322	9,116	-
Farmland	130	-	130	-	434	21	413	-
	2,651	905	1,746	-	109,568	17,247	92,321	-
Consumer real estate
Home equity lines	469	-	469	-	20,082	800	19,282	-
Secured by 1-4 family residential
First deed of trust	1,345	200	1,145	-	61,837	7,900	53,937	-
Second deed of trust	275	142	133	-	7,854	1,360	6,494	-
	2,089	342	1,747	-	89,773	10,060	79,713	-
Commercial and industrial loans (except those secured by real estate)	506	239	267	-	22,165	818	21,347	-
Student loans	217	-	217		33,562	-	33,562	-
Consumer and other	30	-	30	-	1,611	23	1,588	-

	$5,729	$1,512	$4,217	$-	$286,146	$32,280	$253,866	$-

Note 6 – Deposits

Deposits as of June 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	%	Amount	%

Demand accounts	$74,482	20.1%	$77,496	20.5%
Interest checking accounts	45,018	12.1%	42,924	11.3%
Money market accounts	66,493	18.0%	64,987	17.2%
Savings accounts	21,047	5.7%	20,643	5.4%
Time deposits of $100,000 and over	72,546	19.6%	75,559	19.9%
Other time deposits	90,825	24.5%	97,251	25.7%

Total	$370,411	100.0%	$378,860	100.0%

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at June 30, 2015 was 2.43%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at June 30, 2015 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at June 30, 2015 was 1.68%. The securities were redeemable at par beginning on December 2012d each quarter after such date until the securities mature in 2037. No amounts have been redeemed at June 30, 2015 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the Trust Preferred Capital Notes not considered as Tier 1 capital may be included in Tier 2 capital.

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends. In consideration of our agreements with our regulators, which require regulatory approval to make interest payments on these securities, the Company has deferred an aggregate of $1,164,938 in interest payments on the junior subordinated debt securities as of June 30, 2015. The Company has been deferring interest payments since June 2011. Although the Company elected to defer payment of the interest due, the amount has been accrued and is included in interest expense in the consolidated statement of operations.

Note 8 – Stock incentive plan

The Village Bank and Trust Financial Corp. Incentive Plan, which was adopted on February 28, 2006, authorized the issuance of up to 48,750 shares of common stock (after the reverse stock split) (the “2006 Plan”). On May 26, 2015, the Company’s shareholders approved the adoption of the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (the “2015 Plan”) authorizing the issuance of up to 60,000 shares of common stock. The 2015 Plan was adopted to replace the 2006 Plan and any new awards will be made pursuant to the 2015 Plan. The prior awards made under the 2006 Plan were unchanged by the adoption of the 2015 Plan and continue to be governed by the terms of the 2006 Plan.

The following table summarizes stock options outstanding under the stock incentive plans at the indicated dates:

	Six Months Ended June 30,
	2015				2014
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	6,830	$92.34	$52.74		6,119	$98.40	$59.04
Granted	-	-	-		884	25.28	15.52
Forfeited	(2,012)	171.03	94.35		(234)	193.92	80.32
Exercised	-	-	-		-	-	-
Options outstanding, end of period	4,818	$59.48	$35.36	$-	6,769	$94.72	$52.80	$-
Options exercisable, end of period	3,306				4,646

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the stock incentive plans as of June 30, 2015 and 2014, was $363,030 and $162,661, respectively. The time based unamortized compensation of $277,797 is expected to be recognized over a weighted average period of 2.15 years.

Stock-based compensation expense was $172,255 and $24,058 for the six months ended June 30, 2015 and 2014, respectively.

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

Impaired loans: The fair values of impaired loans are measured for impairment using the fair value of the collateral for collateral-dependent loans on a nonrecurring basis. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than two years old, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal if deemed significant using observable market data. Likewise, values for non-collateral dependent loans, inventory and account receivables collateral are based on discounted cash flows and financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates:

	Fair Value Measurement
	at June 30, 2015 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$34,771	$3,425	$31,346	$-
Mortgage-backed securities	3,450	-	3,450	-
Municipals	1,200	-	1,200	-
Residential loans held for sale	20,662	-	20,662	-

Financial Assets - Non-Recurring
Impaired loans	30,638	-	29,033	1,605
Real estate owned	8,605	-	8,552	53

	Fair Value Measurement
	at December 31, 2014 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$33,347	$-	$33,347	$-
MBS	484	-	484	-
Municipals	5,711	-	5,711	-
Residential loans held for sale	9,914	-	9,914	-
			-
Financial Assets - Non-Recurring
Impaired loans	32,280	-	30,017	2,263
Real estate owned	12,638	-	12,168	470

The following table presents qualitative information about Level 3 fair value measurements for financial instruments measured at fair value at June 30, 2015:

	June 30, 2015
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
	(dollars in thousands)

Impaired loans - real estate secured	$1,055	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)
Impaired loans - non-real estate secured	$550	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of marketability or practical life	0%-50% (20%)
Real estate owned	$53	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally included various Level 3 inputs which are not identifiable.
(2)	Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances.

	December 31, 2014
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
	(dollars in thousands)

Impaired loans - real estate secured	$1,438	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)
Impaired loans - non-real estate secured	$825	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of marketability or practical life	0%-50% (20%)
Real estate owned	$470	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally included various Level 3 inputs which are not identifiable.
(2)	Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances.

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

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

		June 30,		December 31,
		2015		2014
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$15,796	$15,796	$25,115	$25,115
Cash equivalents	Level 2	4,174	4,174	23,988	23,988
Investment securities available for sale	Level 1	3,425	3,425	-	-
Investment securities available for sale	Level 2	35,995	35,995	39,542	39,542
Federal Home Loan Bank stock	Level 2	685	685	1,073	1,073
Loans held for sale	Level 2	20,662	20,662	9,914	9,914
Loans	Level 2	270,991	269,301	253,866	249,942
Impaired loans	Level 2	29,033	29,033	30,017	30,017
Impaired loans	Level 3	1,605	1,605	2,263	2,263
Other real estate owned	Level 2	8,552	8,552	12,168	12,168
Other real estate owned	Level 3	53	53	470	470
Accrued interest receivable	Level 2	2,041	2,041	1,372	1,372

Financial liabilities
Deposits	Level 2	370,411	370,914	378,860	379,857
FHLB borrowings	Level 2	7,000	7,054	14,000	14,065
Trust preferred securities	Level 2	8,764	9,125	8,764	7,274
Other borrowings	Level 2	3,657	3,657	3,302	3,303
Accrued interest payable	Level 2	1,254	1,254	1,167	1,167

Note 10 – Shareholders’ equity and regulatory matters

On May 1, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 14,738 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $4.00 per share, having a liquidation preference of $1,000 per share (the “preferred stock”) and (ii) a warrant (the “Warrant”) to purchase 31,190 shares of the Company’s common stock at an initial exercise price of $4.43 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $14,738,000 in cash. The fair value of the preferred stock was estimated using discounted cash flow methodology at an assumed market equivalent rate of 13%, with 20 quarterly payments over a five year period, and was determined to be $10,208,000. The fair value of the warrant was estimated using the Black-Scholes option pricing model, with assumptions of 25% volatility, a risk-free rate of 2.03%, a yield of 6.162% and an estimated life of 5 years, and was determined to be $534,000. The aggregate fair value for both the preferred stock and Warrant was determined to be $10,742,000 with 95% of the aggregate attributable to the preferred stock and 5% attributable to the Warrant. Therefore, the $14,738,000 issuance was allocated with $14,006,000 being assigned to the preferred stock and $732,000 being allocated to the Warrant. The difference between the $14,738,000 face value of the preferred stock and the amount allocated of $14,006,000 to the preferred stock was accreted as a discount on the preferred stock using the effective interest rate method over five years.

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

In accordance with the Company’s written agreement with the Federal Reserve Bank of Richmond (the “Reserve Bank”), the Company has been deferring quarterly cash dividends on the preferred stock since May 2011. The total arrearage on such preferred stock as of June 30, 2015 was $1,732,708 (after forgiveness of $2,215,009 in accrued dividends in connection with the standby rights offering described below). This amount has been accrued for and is included in other liabilities in the consolidated balance sheet.

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

On March 27, 2015, the Company completed a rights offering to shareholders (the “Rights Offering”) and concurrent standby offering to Kenneth R. Lehman (the “Standby Offering”), in which the Company issued an aggregate of 1,051,866 shares of common stock (the total number of shares offered) at $13.87 per share for aggregate gross proceeds of $14,589,381 (including the value of the Company’s common stock of $4,618,813 exchanged for shares of preferred stock by Mr. Lehman). In connection with the Rights Offering, 283,293 shares were issued to shareholders upon exercise of their basic subscription rights and 191,773 shares were issued to shareholders upon exercise of their oversubscription privileges (approximately 36.9% of the total number of shares requested pursuant to oversubscription privileges). In connection with the Standby Offering, Mr. Lehman purchased an aggregate of 576,800 shares of the Company’s common stock, 333,007 of which were issued in exchange for 9,023 shares of the Company’s preferred stock and 243,793 of which were purchased for cash. Also, as part of the Standby Offering, Mr. Lehman forgave $2,215,009 in accrued and unpaid dividends on the preferred stock.

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

The Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2015	2014

Undisbursed credit lines	$37,141	$38,064
Commitments to extend or originate credit	21,859	9,207
Standby letters of credit	1,469	1,571

Total commitments to extend credit	$60,469	$48,842

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

Since entering into the Order and the Written Agreement, the Company has taken numerous steps to comply with their terms. As of June 30, 2015, we believe we have complied with all requirements of the Order and the Written Agreement with the exception of the correction of noncompliance with Section 23A of Regulation W of the Federal Reserve Act in the Written Agreement.

In the course of its operations, the Company may become a party to legal proceedings. Except as previously reported, there are no material pending legal proceedings to which the Company is party or of which the property of the Company is subject.

Note 12 – Income Taxes

The net deferred tax asset is included in other assets on the balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. At June 30, 2015, management continues to believe that the objective negative evidence represented by the Company’s prior losses outweighed the more subjective positive evidence and, as a result, maintains a valuation allowance at June 30, 2015 of $12,221,000. The net operating losses available to offset future taxable income amounted to $23,393,000 at June 30, 2015 and begin expiring in 2028.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASU requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, with early adoption prohibited. The Company is evaluating the effect ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation-Stock Compensation”. The guidance in this ASU requires that a performance target that affects vesting and that could be achieved after the requisite service is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite period, the remaining unrecognized cost should be recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2015. The Company does not expect this ASU to have a significant impact on its financial condition of results of operations.

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

Although we endeavor to minimize the credit risk inherent in the Company’s loan portfolio, we must necessarily make various assumptions and judgments about the collectability of the loan portfolio based on our experience and evaluation of economic conditions. If such assumptions or judgments prove to be incorrect, the current allowance for loan losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income. In 2014 and continuing through the second quarter of 2015, the provision for loan losses declined substantially from previous years as we resolved nonperforming loans and real estate values have recovered somewhat.

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at June 30, 2015 and December 31, 2014 and the results of operations for the Company for the three and six months ended June 30, 2015 and 2014. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly report.

Summary

For the three months ended June 30, 2015, the Company had net income of $84,000 and net loss available to common shareholders of $(83,000) or $(0.06) per fully diluted share, compared to net loss of $(33,000) and net loss available to common shareholders of $(380,000), or $(1.14) per fully diluted share, for the same period in 2014. For the six months ended June 30, 2015, the Company had net income of $79,000 and net income available to common shareholders of $6,368,000, or $6.92 per fully diluted share, compared to a net loss of $(690,000) and net loss available to common shareholders of $(1,351,000), or $(4.04) per fully diluted share, for the same period in 2014. The computation of basic and diluted earnings (loss) per share has been adjusted retroactively for all periods presented to reflect the reverse stock split in August 2014.

As indicated in the following table, there were significant changes in income and expense items when comparing the 2015 results to the 2014 results (in thousands):

	Effect on Income
	Three Months	Six Months
	Ended	Ended
	June 30, 2015	June 30, 2015
Changes in
Net interest income	$(96)	$(431)
Provision for loan losses	-	100
Gains on loan sales	376	794
Salaries and benefits	(32)	70
Commissions	(96)	(166)
Writedown of assets held for sale	(687)	(687)
Expenses related to foreclosed real estate	622	773
Other operating expsense	56	219

	$143	$672

The decline in net interest income reflects the decline in average interest-earning assets, to $376,919,000 and $372,089,000 for the three and six month periods ended June 30, 2015 from $381,007,000 and $380,531,000 for the same periods in 2014, respectively. The decrease in the provision for loan losses and the expenses related to foreclosed property are attributable to stabilization of the loan portfolio and an improving real estate market as well as successful efforts in selling foreclosed assets. The increase in gains on loan sales as well as commissions is a result of increased mortgage production by our mortgage company. The mortgage company’s profit increased by $298,000 in the second quarter of 2015 compared to the same period in 2014 due to the mortgage company closing $60,542,000 in mortgage loans in the second quarter of 2015 compared to $50,229,000 in the second quarter of 2014. The increase in salaries and benefits for the second quarter is related to the increase in stock based compensation. The decline in salaries and benefits for the six months ended June 30, 2015 is related to natural attrition and not replacing those employees. The writedown of assets held for sale for the three and six months ended June 30, 2015 is related to our assessment of net realizable value on the Watkins Centre building ($675,000) and a branch building we previously closed ($12,000). The decline in other operating expenses is a result of management’s efforts to reduce overhead expenses to improve profitability.

Our cost of deposits declined from 0.93% for the second quarter of 2014 to 0.84% for the second quarter of 2015. This decline in cost of deposits is a result of the repricing of higher cost certificates of deposit during the low interest rate environment as well as our efforts to change our deposit mix so that we are not so dependent on higher cost deposits. Noninterest-bearing demand deposits represented 20.1% of our total deposits at June 30, 2015 compared to 16.4% at June 30, 2014.

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

Net interest income of $3,141,000 for the second quarter of 2015 represents a decrease of $96,000, or 3%, compared to the second quarter of 2014, and an increase of $102,000 or 3% compared to the first quarter of 2015. The decline as compared to 2015 is primarily due to a decrease in average interest-earning assets of $4,088,000 combined with a decline in the yield on those assets of 0.25% (25 basis points).

Net interest income of $6,180,000 for the first six months of 2015 represents a $431,000 decrease, or 6.5%, compared to the same period in 2014. Compared to the first six months of 2014, average interest-earning assets for the same period in 2015 decreased by $8,442,000, or 2.2%. The decrease in interest-earning assets was due primarily to the decrease in available for sale securities of $21,221,000 offset by an increase in portfolio loans of $14,149,000.

Average interest-bearing liabilities for the second quarter of 2015 decreased by $37,367,000 or 10.5% compared to the second quarter of 2014. The decrease in interest-bearing liabilities was primarily due to declines in average deposits of $31,563,000. The average cost of interest-bearing liabilities decreased to 0.91% and 0.93% for the three and six month periods ended June 30, 2015, respectively, compared to 1.08% and 1.12% for the same periods in 2014 as a result of management’s efforts to increase low cost demand deposits while reducing dependency on higher cost time deposits. The continuing low interest rates have allowed us to reduce our costs of funds as time deposits and borrowings mature. See our discussion of interest rate sensitivity below for more information.

The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States of America, but it is a common measure used by the financial services industry to determine how profitably earning assets are funded. Our net interest margin over the last several quarters is provided in the following table:

Interest
Quarter Ended	Margin

June 30, 2014	3.41%
September 30, 2014	3.46%
December 31, 2014	3.46%
March 31, 2015	3.36%
June 30, 2015	3.34%

The decline in our net interest margin since December 31, 2014 is a result of declining rates on loans; the average interest rate on loans declined by 41 basis points, from 5.30% for the three months ended December 31, 2014 to 4.89% for the three months ended June 30, 2015. The continued low interest rates coupled with the competitive lending environment and the Bank’s purchase of higher quality, lower yielding government guaranteed student loans have resulted in downward pressure on loan rates for all financial institutions including the Company. We have been able to offset some of the margin compression from declining rates on loans by reducing our interest costs by 8 basis points during that same period.

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

Average Balance Sheet

(dollars in thousands)

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$291,985	$3,563	4.89%	$269,377	$3,694	5.50%
Loans held for sale	13,223	129	3.91%	8,946	101	4.53%
Investment securities	38,843	154	1.59%	58,764	322	2.20%
Federal funds and other	32,868	18	0.22%	43,920	25	0.23%
Total interest earning assets	376,919	3,864	4.11%	381,007	4,142	4.36%

Allowance for loan losses and deferred fees	(5,778)			(6,423)
Cash and due from banks	8,591			12,485
Premises and equipment, net	14,857			12,942
Other assets	38,359			45,871
Total assets	$432,948			$445,882

Interest-bearing deposits
Interest checking	$44,344	$20	0.18%	$43,220	$20	0.19%
Money market	68,147	63	0.37%	67,442	63	0.37%
Savings	20,678	9	0.17%	20,562	9	0.18%
Certificates	164,645	528	1.29%	198,153	675	1.37%
Total	297,814	620	0.84%	329,377	767	0.93%
Borrowings	20,436	103	2.02%	26,240	138	2.11%
Total interest-bearing liabilities	318,250	723	0.91%	355,617	905	1.02%
Noninterest bearing deposits	75,669			61,099
Other liabilities	8,333			10,170
Total liabilities	402,252			426,886
Equity capital	30,696			18,996
Total liabilities and capital	$432,948			$445,882

Net interest income before provision for loan losses		$3,141			$3,237

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.20%			3.34%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.34%			3.41%

Average Balance Sheet

(dollars in thousands)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$290,129	$7,116	4.95%	$275,980	$7,607	5.56%
Loans held for sale	11,022	200	3.66%	7,401	159	4.33%
Investment securities	37,469	309	1.66%	58,690	654	2.25%
Federal funds and other	33,469	36	0.22%	38,460	44	0.23%
Total interest earning assets	372,089	7,661	4.15%	380,531	8,464	4.49%

Allowance for loan losses and deferred fees	(5,809)			(6,771)
Cash and due from banks	9,642			12,700
Premises and equipment, net	14,710			12,815
Other assets	39,051			46,110
Total assets	$429,683			$445,385

Interest-bearing deposits
Interest checking	$44,132	$40	0.18%	$42,473	$38	0.18%
Money market	67,478	125	0.37%	66,293	124	0.38%
Savings	20,550	18	0.18%	20,833	19	0.18%
Certificates	166,915	1,073	1.30%	201,199	1,372	1.38%
Total	299,075	1,256	0.85%	330,798	1,553	0.95%
Borrowings	22,778	225	1.99%	27,783	300	2.18%
Total interest bearing liabilities	321,853	1,481	0.93%	358,581	1,853	1.04%
Noninterest bearing deposits	73,004			58,951
Other liabilities	9,390			8,967
Total liabilities	404,247			426,499
Equity capital	25,436			18,886
Total liabilities and capital	$429,683			$445,385
	-
Net interest income before provision for loan losses		$6,180			$6,611

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.23%			3.44%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.35%			3.50%

Provision for loan losses

The Company did not record a provision for loan losses for the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 compared to $100,000 for the six months ended June 30, 2014. The decline in the provision for loan losses for the six month period of 2015 was primarily driven by decline in the impairment on specific nonperforming loans. The decrease in the commercial and consumer loan portfolio was offset by an increase in our student loan portfolio of approximately $48,051,000 and our United States Department of Agriculture loan portfolio of approximately $3,286,000. These two portfolios include guarantees of principal and interest ranging from 98% - 100%.

Noninterest income

Noninterest income increased from $2,319,000 for the three months ended June 30, 2014 to $2,736,000 for the three months ended June 30, 2015, an increase of $417,000, or 18%. Noninterest income also increased from $3,993,000 for the first six months of 2014 to $4,906,000 for the first six months of 2015, an increase of $913,000, or 23%. These increases in noninterest income were primarily the result of higher gains on sales from increased loan production by our mortgage banking subsidiary; gains on sale of loans increased by $376,000 quarter over quarter and by $794,000 for the six month periods.

Noninterest expense

Noninterest expense for the three months ended June 30, 2015 was $5,793,000 compared to $5,589,000 for the three months ended June 30, 2014, an increase of $207,000, or 3.7%. The more significant increases were the writedown of assets held for sale of $687,000 and commissions of $96,000, offset by a reduction in expense related to foreclosed real estate of $622,000. The reduction in expense related to foreclosed real estate is attributable to gains on sale of $365,000 coupled with reduced expenses due to disposition of real estate aided by an improving real estate market.

Noninterest expense for the six months ended June 30, 2015 was $11,007,000 compared to $11,194,000 for the six months ended June 30, 2014, a decrease of $187,000, or 1.7%. The more significant changes in noninterest expense for the six month comparison were declines in expense related to foreclosed assets of $773,000 and other noninterest expense of $244,000, offset by the writedown of assets held for sale of $687,000 and increased commissions of $166,000. The decline in expenses related to foreclosed real estate was aided by a gain of $451,000 on the sale of real estate.

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

The net deferred tax asset is included in other assets on the balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. Management determined that as of December 31, 2014, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance on its net deferred tax asset that is dependent on future earnings of the Company of approximately $12,274,000. At June 30, 2015, management continues to believe that the objective negative evidence represented by the Company’s prior losses outweighed the more subjective positive evidence and, as a result, maintains a valuation allowance at June 30, 2015 of $12,221,000. The net operating losses available to offset future taxable income amounted to $23,393,000 at June 30, 2015 and begin expiring in 2028.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. Due to the Company’s adjusted capital level we were not subject to franchise tax expense for the six months ended June 30, 2015 and 2014.

Balance Sheet Analysis

Our total assets decreased to $428,066,000 at June 30, 2015 from $434,004,000 at December 31, 2014, a decrease of $5,938,000, or 1.4%. The decrease in cash and cash equivalents was the primary driver of this decrease. Cash and cash equivalents decreased by $29,133,000 which was offset by a net increase in loans of $15,983,000. During June 2015 the Company purchased approximately $15 million in additional student loans and reduced FHLB advances by $7 million. Total deposits also decreased by $8,449,000, or 2.2%, from $378,860,000 at December 31, 2014 to $370,411,000 at June 30, 2015. Checking and savings accounts decreased by $516,000, money market accounts increased by $1,506,000 and time deposits decreased by $9,439,000.

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

The Company’s real estate loan portfolios, which represent approximately 76% of all loans, are secured by mortgages on real property located principally in the Commonwealth of Virginia. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. The Company’s commercial loan portfolio represents approximately 7% of all loans. Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent 17% of the total and includes student loans.

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	%	Amount	%
Construction and land development
Residential	$5,967	1.98%	$4,315	1.51%
Commercial	25,548	8.48%	25,152	8.80%
	31,515	10.46%	29,467	10.31%
Commercial real estate
Owner occupied	63,715	21.12%	58,804	20.55%
Non-owner occupied	38,231	12.67%	38,892	13.59%
Multifamily	8,989	2.98%	11,438	4.00%
Farmland	400	0.13%	434	0.15%
	111,335	36.91%	109,568	38.29%
Consumer real estate
Home equity lines	19,533	6.48%	20,082	7.02%
Secured by 1-4 family residential
First deed of trust	59,965	19.88%	61,837	21.61%
Second deed of trust	7,585	2.51%	7,854	2.74%
	87,083	28.87%	89,773	31.37%
Commercial and industrial loans (except those secured by real estate)	22,118	7.33%	22,165	7.75%
Guaranteed student loans	48,051	15.93%	33,562	11.73%
Consumer and other	1,527	0.50%	1,611	0.55%

Total loans	301,629	100.00%	286,146	100.00%
Deferred loan cost, net	1,060		722
Less: allowance for loan losses	(5,567)		(5,729)

	$297,122		$281,139

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and,
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

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

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. We concluded that the unallocated portion of the allowance was warranted given the continued higher level of classified assets and was within a reasonable range around the estimate of losses.

The allowance for loan losses at June 30, 2015 was $5,567,000, compared to $5,729,000 at December 31, 2014. The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at June 30, 2015 and December 31, 2014 was 1.84% and 2.00%, respectively. The decrease in the allowance for loan losses for the first six months of 2015 was primarily a result of charge offs recognized during the period. We believe the amount of the allowance for loan losses at June 30, 2015 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (dollars in thousands):

Analysis of Allowance for Loan Losses

(In thousands)

	Six Months Ended
	June 30,
	2015	2014

Beginning balance	$5,729	$7,239
Provision for loan losses	-	100
Charge-offs
Construction and land development
Commercial	(185)	(100)
Commercial real estate
Owner occupied	(127)	(608)
Non-owner occupied	-	(238)
Farmland	-	(96)
Consumer real estate
Home equity lines	(40)	(424)
Secured by 1-4 family residential
First deed of trust	(66)	(238)
Second deed of trust	(55)	(76)
Commercial and industrial (except those secured by real estate)	(162)	(168)
Consumer and other	(7)	(5)
	(642)	(1,953)
Recoveries
Construction and land development
Residential	1	1
Commercial	22	17
Commercial real estate
Owner occupied	-	-
Non-owner occupied	2	23
Secured by 1-4 family residential
Home equity lines	1	2
First deed of trust	369	55
Second deed of trust	13	110
Commercial and industrial (except those secured by real estate)	58	77
Consumer and other	14	10
	480	295
Net charge-offs	(162)	(1,658)

Ending balance	$5,567	$5,681

Loans outstanding at end of period(1)	$302,689	$263,865
Ratio of allowance for loan losses as a percent of loans outstanding at end of period	1.84%	2.15%

Average loans outstanding for the period(1)	$290,129	$275,980
Ratio of net charge-offs to average loans outstanding for the period	0.06%	0.60%

(1) Loans are net of unearned income.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	June 30,	December 31,	June 30,
	2015	2014	2014

Nonaccrual loans	$5,770	$7,478	$10,148
Foreclosed properties	8,605	12,638	15,670
Total nonperforming assets	$14,375	$20,116	$25,818

Restructured loans (not included in nonaccrual loans above	$15,848	$23,967	$25,687

Loans past due 90 days and still accruing	$9,632	$720	$-

Nonaccrual loans to loans (1)	1.9%	2.6%	3.9%

Nonperforming assets to total assets	3.4%	4.6%	5.8%

Allowance for loan losses to nonaccrual loans	96.5%	76.6%	56.0%

(1) Loans are net of unearned income and deferred cost.

Loans greater than 90 days past due are student loans that are guaranteed by the Department of Education which covers approximately 98% of the principal and interest. Accordingly, these loans will not be placed on nonaccrual status.

The following table presents an analysis of the changes in nonperforming assets for the six months ended June 30, 2015 (in thousands):

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2014	$7,478	$12,638	$20,116
Additions	1,641	15	1,656
Loans placed back on accrual	(1,655)	-	(1,655)
Transfers to OREO	(279)	279	-
Repayments	(744)	-	(744)
Charge-offs	(671)	(172)	(843)
Sales	-	(4,155)	(4,155)

Balance June 30, 2015	$5,770	$8,605	$14,375

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

Of the total nonaccrual loans of $5,770,000 at June 30, 2015 that were considered impaired, 14 loans totaling $3,195,000 had specific allowances for loan losses totaling $764,000. This compares to $7,478,000 in nonaccrual loans at December 31, 2014 of which 14 loans totaling $3,332,000 had specific allowances for loan losses of $1,108,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $182,000 and $399,000 for the six months ended June 30, 2015 and 2014, respectively.

Deposits

Deposits as of June 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	%	Amount	%

Demand accounts	$74,482	20.1%	$77,496	20.5%
Interest checking accounts	45,018	12.1%	42,924	11.3%
Money market accounts	66,493	18.0%	64,987	17.2%
Savings accounts	21,047	5.7%	20,643	5.4%
Time deposits of $100,000 and over	72,546	19.6%	75,559	19.9%
Other time deposits	90,825	24.5%	97,251	25.7%

Total	$370,411	100.0%	$378,860	100.0%

Total deposits decreased by $8,449,000, or 2.2%, from $378,860,000 at December 31, 2014 to $370,411,000 at June 30, 2015, as compared to a decrease of $1,351,000, or 0.3%, during the first six months of 2014. Checking and savings accounts decreased by $516,000, money market accounts increased by $1,506,000 and time deposits decreased by $9,439,000. The decline in time deposits was a result of repricing maturing time deposits at rates below market for noncore depositors. The cost of our interest-bearing deposits declined to 0.85% for the first six months of 2015 compared to 0.95% for the first six months of 2014.

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

Borrowings

The Company has issued $8,764,000 in Trust Preferred Capital Notes that may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the Trust Preferred Capital Notes not considered as Tier 1 capital may be included in Tier 2 capital. See note 7 to the consolidated financial statements for a complete discussion of these notes.

Additionally, we utilize borrowings to supplement deposits when they are available at a lower overall cost to us or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $7,000,000 and $14,000,000 at June 30, 2015 and December 31, 2014, respectively. The FHLB advances are secured by the pledge of commercial real estate loans, investment securities and cash.

Capital resources

On May 1, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms with the Treasury, pursuant to which the Company sold (i) 14,738 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $4.00 per share, having a liquidation preference of $1,000 per share and (ii) a Warrant to purchase 31,190 shares of the Company’s common stock at an initial exercise price of $4.43 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $14,738,000 in cash. The fair value of the preferred stock was estimated using discounted cash flow methodology at an assumed market equivalent rate of 13%, with 20 quarterly payments over a five year period, and was determined to be $10,208,000. The fair value of the warrant was estimated using the Black-Scholes option pricing model, with assumptions of 25% volatility, a risk-free rate of 2.03%, a yield of 6.162% and an estimated life of 5 years, and was determined to be $534,000. The aggregate fair value for both the preferred stock and Warrant was determined to be $10,742,000 with 95% of the aggregate attributable to the preferred stock and 5% attributable to the Warrant. Therefore, the $14,738,000 issuance was allocated with $14,006,000 being assigned to the preferred stock and $732,000 being allocated to the Warrant. The difference between the $14,738,000 face value of the preferred stock and the amount allocated of $14,006,000 to the preferred stock was accreted as a discount on the preferred stock using the effective interest rate method over five years.

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

In accordance with the Company’s written agreement with the Reserve Bank, the Company has been deferring quarterly cash dividends on the preferred stock since May 2011. The total arrearage on such preferred stock as of June 30, 2015 was $1,732,708 (after forgiveness of $2,215,009 in accrued dividends in connection with the standby rights offering). This amount has been accrued for and is included in other liabilities in the consolidated balance sheet.

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

The following table presents the composition of regulatory capital and the capital ratios for the Company at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2015	2014

Tier 1 capital
Total equity capital	$29,902	$19,058
Net unrealized loss on available-for-sale securities	579	644
Defined benefit postretirement plan	73	77
Qualifying trust preferred securities	6,050	1,456
Disallowed intangible assets	(60)	(198)
Total Tier 1 capital	36,544	21,037

Tier 2 capital
Qualifying trust preferred securities	2,714	7,308
Allowance for loan losses	3,838	3,601
Total Tier 2 capital	6,552	10,909

Total risk-based capital	43,096	31,946

Risk-weighted assets	$305,326	$285,937

Average assets	$430,924	$429,265

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	8.48%	4.90%
Common equity tier 1 capital ratio (CET 1)	11.97%	N/A
Tier 1 capital to risk-weighted assets	11.97%	7.36%
Total capital to risk-weighted assets	14.11%	11.17%
Equity to total assets	6.99%	4.39%

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2015	2014

Tier 1 capital
Total bank equity capital	$36,288	$30,158
Net unrealized loss on available-for-sale securities	579	644
Defined benefit postretirement plan	73	77
Disallowed intangible assets	(60)	(198)
Total Tier 1 capital	36,880	30,681

Tier 2 capital
Allowance for loan losses	3,820	3,572
Total Tier 2 capital	3,820	3,572

Total risk-based capital	40,700	34,253

Risk-weighted assets	$303,889	$283,581

Average assets	$429,162	$427,113

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	8.59%	7.18%
Common equity tier 1 capital ratio (CET 1)	8.59%	N/A
Tier 1 capital to risk-weighted assets	12.14%	10.82%
Total capital to risk-weighted assets	13.39%	12.08%
Equity to total assets	8.51%	6.99%

Under new capital guidelines discussed more fully following, the Bank must identify high volatility commercial real estate (HVCRE) loans which are defined as a credit facility that, prior to conversion to permanent financing, finances or has financed the acquisition, development, or construction of real property, unless the facility finances (1) one to four family residential properties; (2) certain community development projects; (3) the purchase or development of agricultural land; (4) commercial real estate projects that meet the criteria in the rule, including criteria regarding the loan-to-value ratio and capital contributions to the project. Under the new guidelines, HVCRE loans are risk weighted at 150% for capital ratios purposes rather than 100% as with other loans. The Bank has not completed its identification of HVCRE loans in its portfolio at June 30, 2015 and has included all commercial construction and land development loans in this category until that analysis is complete. It is expected that a portion of the Bank’s commercial construction and land development loans will be excluded from the HVCRE classification.

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank met the ratio requirements to be categorized “well capitalized” institution as of June 30, 2015 and December 31, 2014. However, due to the existence of the Consent Order, the Bank was considered adequately capitalized as of such dates. The Consent Order requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 11%. As a result of the Company’s Rights Offering and Standby Offering completed on March 27, 2015, the Bank’s leverage ratio increased to 8.59% and the total capital to risk weighted assets ratio increased to 13.39% bringing the Bank into compliance with the ratios required by the Consent Order. When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations Sections 337.6 and 303, and FDIC Act Section 29. In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

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

At June 30, 2015, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $59,390,000, or 14% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $9,500,000 of these securities is pledged against current and potential fundings.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $17 million for which there were $2.5 million in borrowings against the lines at June 30, 2015. Subsequent to June 30, 2015 the secured line reverted to an unsecured status in the amount of $5 million bringing our total unsecured availability to $10 million.

At June 30, 2015, we had commitments to originate $60,469,000 of loans. Fixed commitments to incur capital expenditures were less than $25,000 at June 30, 2015. Certificates of deposit scheduled to mature in the 12-month period ending June 30, 2016 totaled $90,274,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. We concluded that the unallocated portion of the allowance was warranted given the continued higher level of classified assets and was within a reasonable range around the estimate of losses.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income.  Management determined that as of June 30, 2015 and December 31, 2014, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance of $12,213,000 and $12,274,000 respectively, representing all of the net deferred tax asset that is dependent on future earnings of the Company at the indicated date.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2015. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the course of its operations, the Company may become a party to legal proceedings. Except as previously reported, there are no material pending legal proceedings to which the Company is party or of which the property of the Company is subject.

ITEM 1A – RISK FACTORS

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the preferred stock or trust preferred capital notes without prior regulatory approval. In addition, the Consent Order with the Supervisory Authorities provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction in capital, without regulatory approval. At June 30, 2015, the aggregate amount of all of the Company’s total accrued but deferred dividend payments on the preferred stock was $1,732,708.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

10.1	Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.0 of the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2015 (SEC File No. 333-205407)).

10.2	Form of Performance-Based Restricted Stock Unit Award Agreement under the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).

10.3	Form of Time-Based Restricted Stock Award Agreement under the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: August 12, 2015	By:	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

Date: August 12, 2015	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document

10.1	Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.0 of the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2015 (SEC File No. 333-205407)).

10.2	Form of Performance-Based Restricted Stock Unit Award Agreement under the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).

10.3	Form of Time-Based Restricted Stock Award Agreement under the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.