Form 10-Q
period 2015-09-30
Village Bank & Trust Financial Corp.
filed 2015-11-04
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

1,417,920 shares of common stock, $4.00 par value, outstanding as of November 3, 2015

Village Bank and Trust Financial Corp. and Subsidiary

Form 10-Q

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
September 30, 2015 (Unaudited) and December 31, 2014
(dollar amounts in thousands, except per share amounts)

	September 30,	December 31,
	2015	2014
Assets
Cash and due from banks	$12,772	$25,115
Federal funds sold	13,303	23,988
Total cash and cash equivalents	26,075	49,103
Investment securities available for sale	39,595	39,542
Loans held for sale	12,770	9,914
Loans
Outstandings	299,745	286,146
Allowance for loan losses	(5,496)	(5,729)
Deferred fees and costs	1,294	722
	295,543	281,139
Other real estate owned, net of valuation allowance	8,018	12,638
Assets held for sale	13,821	13,502
Premises and equipment, net	13,733	14,301
Bank owned life insurance	7,084	6,947
Accrued interest receivable	2,085	1,372
Other assets	4,926	5,546

	$423,650	$434,004

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$75,978	$77,496
Interest bearing	293,061	301,364
Total deposits	369,039	378,860
Federal Home Loan Bank advances	6,000	14,000
Long-term debt - trust preferred securities	8,764	8,764
Other borrowings	338	3,302
Accrued interest payable	1,302	1,167
Other liabilities	7,551	8,853
Total liabilities	392,994	414,946

Shareholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference,1,000,000 shares authorized; 5,715 shares issued and outstanding at September 30, 2015 14,738 shares issued and oustanding at December 31, 2014	23	59
Common stock, $4 par value, 10,000,000 shares authorized; 1,417,920 shares issued and outstanding at September 30, 2015 350,622 shares issued and outstanding at December 31, 2014	5,561	1,339
Additional paid-in capital	58,501	58,188
Accumulated deficit	(33,870)	(40,539)
Common stock warrant	732	732
Stock in directors rabbi trust	(1,034)	(878)
Directors deferred fees obligation	1,034	878
Accumulated other comprehensive loss	(291)	(721)
Total shareholders' equity	30,656	19,058

	$423,650	$434,004

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income
Loans	$3,780	$3,814	$11,096	$11,579
Investment securities	155	304	464	958
Federal funds sold	10	19	46	64
Total interest income	3,945	4,137	11,606	12,601

Interest expense
Deposits	621	751	1,877	2,304
Borrowed funds	82	(22)	307	423
Total interest expense	703	729	2,184	2,727

Net interest income	3,242	3,408	9,422	9,874
Provision for loan losses	-	-	-	100
Net interest income after provision for loan losses	3,242	3,408	9,422	9,774

Noninterest income
Service charges and fees	632	589	1,906	1,673
Gain on sale of loans	1,840	1,290	4,797	3,453
Gain on sale of assets	-	-	-	3
Gain (loss) on sale of investment securities	-	(14)	7	(14)
Rental income	309	226	800	732
Other	89	99	266	338
Total noninterest income	2,870	2,190	7,776	6,185

Noninterest expense
Salaries and benefits	2,892	2,659	8,271	8,108
Commissions	499	338	1,234	907
Occupancy	412	397	1,298	1,272
Equipment	189	146	587	529
Write down of assets held for sale	-	-	687	-
Supplies	70	77	204	243
Professional and outside services	856	615	2,153	1,896
Advertising and marketing	73	81	246	220
Loss (gain) on sale and write down of OREO, net	(49)	364	(135)	1,051
Other operating expense	699	787	2,103	2,434
Total noninterest expense	5,641	5,464	16,648	16,660

Net income (loss) before income tax expense (benefit)	471	134	550	(701)
Income tax expense (benefit)	-	-	-	-

Net income (loss)	471	134	550	(701)

Preferred stock dividends and amortization of discount	(170)	(545)	(500)	(1,062)
Preferred stock principal forgiveness	-	-	4,404	-
Preferred stock dividend forgiveness	-	-	2,215	-
Net income (loss) available to common shareholders	$301	$(411)	$6,669	$(1,763)

Earnings (loss) per share, basic	$0.21	$(1.23)	$6.17	$(5.28)
Earnings (loss) per share, diluted	$0.21	$(1.23)	$6.14	$(5.28)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Changes in Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)
(dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income (loss)	$471	$134	$550	$(701)
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	544	84	650	3,234
Tax effect	185	28	221	1,099
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	359	56	429	2,135

Reclassification adjustment
Reclassification adjustment for gains realized in income	-	14	(7)	14
Tax effect	-	5	(2)	5
Reclassification for gains included in net income, net of tax	-	9	(5)	9

Minimum pension adjustment	3	3	9	9
Tax effect	1	1	3	3
Minimum pension adjustment, net of tax	2	2	6	6

Total other comprehensive income	361	67	430	2,150

Total comprehensive income	$832	$201	$980	$1,449

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2015 and 2014
(Unaudited)
(dollar amounts in thousands)

								Directors	Accumulated
			Additional			Discount on	Stock in	Deferred	Other
	Preferred	Common	Paid-in	Accumulated		Preferred	Directors	Fees	Comprehensive
	Stock	Stock	Capital	Deficit	Warrant	Stock	Rabbi Trust	Obligation	Income (loss)	Total

Balance, December 31, 2014	$59	$1,339	$58,188	$(40,539)	$732	$-	$(878)	$878	$(721)	$19,058
Preferred stock dividend	-	-	-	(500)	-	-	-	-	-	(500)
Restricted stock issuance	-	15	(93)	-	-	-	(156)	156	-	(78)
Issuance of common stock, net of offering expense of $1,200	-	2,875	5,842	-	-	-	-	-	-	8,717
Preferred stock exchanged for commmon stock	(18)	1,332	(1,314)	-	-	-	-	-	-	-
Preferred stock principal forgiveness	(18)	-	(4,386)	4,404	-	-	-	-	-	-
Preferred stock dividend forgiveness	-	-	-	2,215	-	-	-	-	-	2,215
Stock based compensation	-	-	264	-	-	-	-	-	-	264
Minimum pension adjustment (net of income taxes of $3)	-	-	-	-	-	-	-	-	6	6
Net income	-	-	-	550	-	-	-	-	-	550
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	424	424

Balance, September 30, 2015	$23	$5,561	$58,501	$(33,870)	$732	$-	$(1,034)	$1,034	$(291)	$30,656

Balance, December 31, 2013	$59	$21,353	$38,054	$(38,066)	$732	$(50)	$(878)	$878	$(3,838)	$18,244
Amortization of preferred stock discount	-	-	-	(50)	-	50	-	-	-	-
Preferred stock dividend	-	-	-	(1,012)	-	-	-	-	-	(1,012)
Reverse stock split	-	(20,019)	20,019	-	-	-	-	-	-	-
Issuance of common stock	-	3	(11)	-	-	-	-	-	-	(8)
Stock based compensation	-	-	62	-	-	-	-	-	-	62
Minimum pension adjustment (net of income taxes of $3)	-	-	-	-	-	-	-	-	6	6
Net loss	-	-	-	(701)	-	-	-	-	-	(701)
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	2,144	2,144

Balance, September 30, 2014	$59	$1,337	$58,124	$(39,829)	$732	$-	$(878)	$878	$(1,688)	$18,735

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2015 and 2014
(Unaudited)
(dollars in thousands)

	2015	2014

Cash Flows from Operating Activities
Net income (loss)	$550	$(701)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	649	482
Deferred income taxes	201	(324)
Valuation allowance deferred income taxes	(201)	324
Provision for loan losses	-	100
Write-down of other real estate owned	216	751
Valuation allowance other real estate owned	73	(495)
Write-down of assets held for sale	687	-
(Gain) loss on securities sold	(7)	14
Gain on loans sold	(4,797)	(3,453)
(Gain) loss on sale and disposal of premises and equipment	12	(3)
Gain on sale of other real estate owned	(666)	(199)
Stock compensation expense	264	62
Proceeds from sale of mortgage loans	166,176	128,465
Origination of mortgage loans for sale	(164,235)	(123,939)
Amortization of premiums and accretion of discounts on securities, net	216	304
Increase in interest receivable	(713)	(81)
Increase in bank owned life insurance	(137)	(137)
Decrease (increase) in other assets	(835)	205
Increase in interest payable	135	27
Increase in other liabilities	1,010	2,142
Net cash (used in) provided by operating activities	(1,402)	3,544

Cash Flows from Investing Activities
Purchases of available for sale securities	(6,748)	-
Proceeds from the sale or calls of available for sale securities	7,129	5,162
Net decrease (increase) in loans	(14,747)	4,401
Proceeds from sale of other real estate owned	5,340	8,057
Purchases of premises and equipment	(780)	(1,708)
Proceeds from sale of premises and equipment	-	17
Net cash (used in) provided by investing activities	(9,806)	15,929

Cash Flows from Financing Activities
Issuance of common stock	-	(8)
Net proceeds from sale of common stock, net of expenses of $990	8,965	-
Net decrease in deposits	(9,821)	(9,964)
Net decrease in Federal Home Loan Bank Advances	(8,000)	(4,000)
Net increase (decrease) in other borrowings	(2,964)	(878)
Net cash used in financing activities	(11,820)	(14,850)

Net increase (decrease) in cash and cash equivalents	(23,028)	4,623
Cash and cash equivalents, beginning of period	49,103	40,209

Cash and cash equivalents, end of period	$26,075	$44,832

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$2,049	$2,536
Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$329	$5,375
Assets moved to held for sale	$831	$-
Dividends on preferred stock accrued	$500	$1,012
Non-Cash conversion of preferred shares	$4,619	$-
Forgiveness of principal and accrued dividends	$6,619	$-

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 2015 is not necessarily indicative of the results to be expected for the full year ending December 31, 2015. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (“SEC”).

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2015 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Note 3 - Earnings (loss) per common share

The following table presents the basic and diluted earnings (loss) per common share computation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Net income (loss) - basic and diluted	$471	$134	$550	$(701)
Preferred stock dividend and accretion	(170)	(545)	(500)	(1,062)
Preferred stock principal forgiveness	-	-	4,404	-
Preferred stock dividend forgiveness	-	-	2,215	-
Net income (loss) available to common shareholders	$301	$(411)	$6,669	$(1,763)

Denominator
Weighted average shares outstanding - basic	1,418	334	1,081	334
Dilutive effect of common stock options and restricted stock awards	5	-	5	-

Weighted average shares outstanding - diluted	1,423	334	1,086	334

Earnings (loss) per share - basic	$0.21	$(1.23)	$6.17	$(5.28)
Earnings (loss) per share - diluted	$0.21	$(1.23)	$6.14	$(5.28)

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings (loss) per share for the periods presented.

Stock options for 4,505 and 14,802 shares of common stock were not included in computing diluted earnings (loss) per share for the three and nine months ended September 30, 2015 and 2014, respectively, because their effects were anti-dilutive. Warrants for 31,190 shares of common stock were not included in computing earnings (loss) per share in 2015 and 2014 because their effects were also anti-dilutive.

Note 4 – Investment securities available for sale

At September 30, 2015 and December 31, 2014, all of our securities were classified as available-for-sale. The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands):

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
September 30, 2015
US Government Agencies
One to five years	$12,000	$12,318	$-	$(32)	$12,286	0.91%
Five to ten years	18,500	19,737	-	(240)	19,497	2.32%
More than ten years	3,349	3,357	-	(9)	3,348	0.84%
	33,849	35,412	-	(281)	35,131	1.49%
Mortgage-backed securities
One to five years	1,896	1,947	1	(9)	1,939	1.27%
More than ten years	1,253	1,311	1	(6)	1,306	1.28%
	3,149	3,258	2	(15)	3,245	1.31%
Municipals
More than ten years	1,130	1,258	-	(39)	1,219	3.72%
	1,130	1,258	-	(39)	1,219	3.72%

Total investment securities	$38,128	$39,928	$2	$(335)	$39,595	1.54%

December 31, 2014
US Government Agencies
One to Five years	$10,000	$10,324	$-	$(225)	$10,099	1.10%
Five to ten years	22,500	23,895	-	(647)	23,248	1.98%
	32,500	34,219	-	(872)	33,347	1.71%
Mortgage-backed securities
More than ten years	471	484	2	(2)	484	0.31%
Municipals
Five to ten years	1,000	1,131	-	(20)	1,111	2.50%
More than ten years	4,130	4,684	2	(86)	4,600	2.89%
	5,130	5,815	2	(106)	5,711	2.82%

Total investment securities	$38,101	$40,518	$4	$(980)	$39,542	1.85%

Investment securities available for sale that have an unrealized loss position at September 30, 2015 and December 31, 2014 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2015
US Government Agencies	$18,782	$(219)	$16,349	$(62)	$35,131	$(281)
Municipals	711	(11)	507	(28)	1,218	(39)
Mortgage-backed securities	2,152	(15)	-	-	2,152	(15)

	$21,645	$(245)	$16,856	$(90)	$38,501	$(335)

December 31, 2014
US Government Agencies	$-	$-	$33,347	$(872)	$33,347	$(872)
Municipals	-	-	5,497	(106)	5,497	(106)
Mortgage-backed securities	-	-	363	(2)	363	(2)

	$-	$-	$39,207	$(980)	$39,207	$(980)

Management does not believe that any individual unrealized loss as of September 30, 2015 and December 31, 2014 is other than a temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. As of September 30, 2015, management does not have the intent to sell any of the securities classified as available for sale and management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Approximately $6 million of these securities are pledged against current and potential fundings.

Note 5 – Loans and allowance for loan losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	%	Amount	%
Construction and land development
Residential	$5,188	1.73%	$4,315	1.51%
Commercial	26,220	8.76%	25,152	8.80%
	31,408	10.49%	29,467	10.31%
Commercial real estate
Owner occupied	68,437	22.84%	58,804	20.55%
Non-owner occupied	38,132	12.72%	38,892	13.59%
Multifamily	8,195	2.73%	11,438	4.00%
Farmland	394	0.13%	434	0.15%
	115,158	38.42%	109,568	38.29%
Consumer real estate
Home equity lines	20,024	6.68%	20,082	7.02%
Secured by 1-4 family residential
First deed of trust	58,470	19.51%	61,837	21.61%
Second deed of trust	7,249	2.42%	7,854	2.74%
	85,743	28.61%	89,773	31.37%
Commercial and industrial loans (except those secured by real estate)	19,457	6.49%	22,165	7.75%
Guaranteed student loans	46,355	15.46%	33,562	11.73%
Consumer and other	1,624	0.53%	1,611	0.55%

Total loans	299,745	100.00%	286,146	100.00%
Deferred loan cost, net	1,294		722
Less: allowance for loan losses	(5,496)		(5,729)

	$295,543		$281,139

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any;

•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable; and
•	Loans rated 6 or 7 are considered “Classified” loans for regulatory classification purposes.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
September 30, 2015
Construction and land development
Residential	$5,188	$-	$-	$-	$5,188
Commercial	24,165	581	1,474	-	26,220
	29,353	581	1,474	-	31,408
Commercial real estate
Owner occupied	62,315	2,882	3,240	-	68,437
Non-owner occupied	36,020	2,015	97	-	38,132
Multifamily	7,993	202	-	-	8,195
Farmland	394	-	-	-	394
	106,722	5,099	3,337	-	115,158
Consumer real estate
Home equity lines	18,909	237	878	-	20,024
Secured by 1-4 family residential
First deed of trust	52,409	2,919	3,142	-	58,470
Second deed of trust	6,404	26	819	-	7,249
	77,722	3,182	4,839	-	85,743
Commercial and industrial loans (except those secured by real estate)	18,049	386	1,022	-	19,457
Guaranteed student loans	46,355	-	-	-	46,355
Consumer and other	1,534	66	24	-	1,624

Total loans	$279,735	$9,314	$10,696	$-	$299,745

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
December 31, 2014
Construction and land development
Residential	$3,946	$205	$164	$-	$4,315
Commercial	20,641	1,622	2,889	-	25,152
	24,587	1,827	3,053	-	29,467
Commercial real estate
Owner occupied	47,175	5,234	6,395	-	58,804
Non-owner occupied	36,439	1,811	642	-	38,892
Multifamily	10,703	735	-	-	11,438
Farmland	413	-	21	-	434
	94,730	7,780	7,058	-	109,568
Consumer real estate
Home equity lines	18,107	465	1,510	-	20,082
Secured by 1-4 family residential
First deed of trust	52,513	4,763	4,561	-	61,837
Second deed of trust	6,456	434	964	-	7,854
	77,076	5,662	7,035	-	89,773
Commercial and industrial loans (except those secured by real estate)	19,026	2,297	390	452	22,165
Guaranteed student loans	33,562	-	-	-	33,562
Consumer and other	1,488	74	49	-	1,611

Total loans	$250,469	$17,640	$17,585	$452	$286,146

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
September 30, 2015
Construction and land development
Residential	$-	$-	$-	$-	$5,188	$5,188	$-
Commercial	-	-	-	-	26,220	26,220	-
	-	-	-	-	31,408	31,408	-
Commercial real estate
Owner occupied	157	-	-	157	68,280	68,437	-
Non-owner occupied	-	-	-	-	38,132	38,132	-
Multifamily	-	-	-	-	8,195	8,195	-
Farmland	-	-	-	-	394	394	-
	157	-	-	157	115,001	115,158	-
Consumer real estate
Home equity lines	27	49	-	76	19,948	20,024	-
Secured by 1-4 family residential
First deed of trust	-	263	-	263	58,207	58,470	-
Second deed of trust	-	-	-	-	7,249	7,249	-
	27	312	-	339	85,404	85,743	-
Commercial and industrial loans (except those secured by real estate)	-	-	-	-	19,457	19,457	-
Guaranteed student loans	1,750	1,092	9,117	11,959	34,396	46,355	9,117
Consumer and other	-	-	-	-	1,624	1,624	-

Total loans	$1,934	$1,404	$9,117	$12,455	$287,290	$299,745	$9,117

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2014
Construction and land development
Residential	$-	$-	$-	$-	$4,315	$4,315	$-
Commercial	92	391	-	483	24,669	25,152	-
	92	391	-	483	28,984	29,467	-
Commercial real estate
Owner occupied	715	-	-	715	58,089	58,804	-
Non-owner occupied	-	-	-	-	38,892	38,892	-
Multifamily	-	-	-	-	11,438	11,438	-
Farmland	-	-	-	-	434	434	-
	715	-	-	715	108,853	109,568	-
Consumer real estate
Home equity lines	31	139	-	170	19,912	20,082	-
Secured by 1-4 family residential
First deed of trust	-	153	-	153	61,684	61,837	-
Second deed of trust	56	-	-	56	7,798	7,854	-
	87	292	-	379	89,394	89,773	-
Commercial and industrial loans (except those secured by real estate)	-	47	-	47	22,118	22,165	-
Guaranteed student loans	671	392	720	1,783	31,779	33,562	720
Consumer and other	-	8	-	8	1,603	1,611	-

Total loans	$1,565	$1,130	$720	$3,415	$282,731	$286,146	$720

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

	September 30, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$1,403	$1,655	$-
Commercial real estate
Owner occupied	1,594	1,594
Non-owner occupied	2,100	2,677	-
Multifamily	-	-	-
Farmland	-	-	-
	3,694	4,271	-
Consumer real estate
Home equity lines	1,407	1,407	-
Secured by 1-4 family residential
First deed of trust	5,005	5,009	-
Second deed of trust	1,115	1,386	-
	7,527	7,802	-

Commercial and industrial loans (except those secured by real estate)	454	454	-
Consumer and other	-	-	-
	13,078	14,182	-

With an allowance recorded
Construction and land development
Commercial	575	575	26
Commercial real estate
Owner occupied	5,550	5,515	366
Non-Owner occupied	456	456	38
	6,006	5,971	404
Consumer real estate
Home equity lines	89	89	9
Secured by 1-4 family residential
First deed of trust	1,350	1,350	215
Second deed of trust	356	356	147
	1,795	1,795	371
Commercial and industrial loans (except those secured by real estate)	136	232	17
	8,512	8,573	818

Total
Construction and land development
Commercial	1,978	2,230	26
	1,978	2,230	26
Commercial real estate
Owner occupied	7,144	7,109	366
Non-owner occupied	2,556	3,133	38
	9,700	10,242	404
Consumer real estate
Home equity lines	1,496	1,496	9
Secured by 1-4 family residential,
First deed of trust	6,355	6,359	215
Second deed of trust	1,471	1,742	147
	9,322	9,597	371
Commercial and industrial loans (except those secured by real estate)	590	686	17
Consumer and other	-	-	-
	$21,590	$22,755	$818

	December 31, 2014
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Residential	$164	$164	$-
Commercial	3,379	3,379	-
	3,543	3,543	-
Commercial real estate
Owner occupied	1,686	1,686
Non-owner occupied	6,593	6,593	-
Multifamily	2,322	2,322	-
Farmland	21	450	-
	10,622	11,051	-
Consumer real estate
Home equity lines	800	800	-
Secured by 1-4 family residential
First deed of trust	6,485	6,493	-
Second deed of trust	1,103	1,373	-
	8,388	8,666	-
Commercial and industrial loans (except those secured by real estate)	263	365	-
Consumer and other	23	36	-
	22,839	23,661	-

With an allowance recorded
Construction and land development
Commercial	589	589	26
Commercial real estate
Owner occupied	6,625	6,640	905

Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,415	1,415	200
Second deed of trust	257	257	142
	1,672	1,672	342
Commercial and industrial loans (except those secured by real estate)	555	555	239
	9,441	9,456	1,512

Total
Construction and land development
Residential	164	164	-
Commercial	3,968	3,968	26
	4,132	4,132	26
Commercial real estate
Owner occupied	8,311	8,326	905
Non-owner occupied	6,593	6,593	-
Multifamily	2,322	2,322	-
Farmland	21	450	-
	17,247	17,691	905
Consumer real estate
Home equity lines	800	800	-
Secured by 1-4 family residential,
First deed of trust	7,900	7,908	200
Second deed of trust	1,360	1,630	142
	10,060	10,338	342
Commercial and industrial loans (except those secured by real estate)	818	920	239
Consumer and other	23	36	-
	$32,280	$33,117	$1,512

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30, 2015		Ended September 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$-	$-	$76	$-
Commercial	2,191	-	2,579	66
	2,191	-	2,655	66
Commercial real estate
Owner occupied	1,364	14	1,409	45
Non-owner occupied	4,971	-	5,947	157
Multifamily	-	-	319	6
Farmland	-	-	5	-
	6,335	14	7,680	208
Consumer real estate
Home equity lines	1,178	-	617	4
Secured by 1-4 family residential
First deed of trust	5,665	-	6,120	173
Second deed of trust	1,118	13	1,162	43
	7,961	13	7,899	220
Commercial and industrial loans (except those secured by real estate)	185	22	181	26
Consumer and other	-	-	13	1
	16,672	49	18,428	521

With an allowance recorded
Construction and land development
Commercial	529	6	578	17
Commercial real estate
Owner occupied	5,544	53	6,197	169
Non-Owner occupied	459	6	262	18
	6,003	59	6,459	187
Consumer real estate
Home equity line	89	-	45	-
Secured by 1-4 family residential
First deed of trust	1,387	-	1,306	-
Second deed of trust	284	-	262	-
	1,760	-	1,613	-
Commercial and industrial loans (except those secured by real estate)	226	4	378	20
	8,518	69	9,028	224

Total
Construction and land development
Residential	-	-	76	-
Commercial	2,720	6	3,157	83
	2,720	6	3,233	83
Commercial real estate
Owner occupied	6,908	67	7,606	214
Non-owner occupied	5,430	6	6,209	175
Multifamily	-	-	319	6
Farmland	-	-	5	-
	12,338	73	14,139	395
Consumer real estate
Home equity lines	1,267	-	662	4
Secured by 1-4 family residential,
First deed of trust	7,052	-	7,426	173
Second deed of trust	1,402	13	1,424	43
	9,721	13	9,512	220
Commercial and industrial loans (except those secured by real estate)	411	26	559	46
Consumer and other	-	-	13	1
	$25,190	$118	$27,456	$745

	For the Three Months		For the Nine Months
	Ended September 30, 2014		Ended September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$133	-	$206	2
Commercial	3,584	52	3,841	150
	3,717	52	4,047	152
Commercial real estate
Owner occupied	2,654	70	3,161	135
Non-owner occupied	9,557	120	9,994	335
Multifamily	2,340	35	2,353	106
Farmland	21	-	21	-
	14,572	225	15,529	576
Consumer real estate
Home equity lines	950	3	960	19
Secured by 1-4 family residential
First deed of trust	7,259	75	7,175	268
Second deed of trust	1,147	9	1,066	42
	9,356	87	9,201	329
Commercial and industrial loans
(except those secured by real estate)	746	7	751	30
Consumer and other	17	-	19	1
	$28,408	$371	$29,547	$1,088

With an allowance recorded
Construction and land development
Commercial	598	8	603	23
Commercial real estate
Owner occupied	2,801	62	4,446	154
Non-Owner occupied	1,946	9	217	9
	4,747	71	4,663	163
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,870	22	1,944	24
Second deed of trust	260	5	264	8
	2,130	27	2,208	32
Commercial and industrial loans (except those secured by real estate)	110	-	115	-
	$7,585	$106	$7,589	$218

Total
Construction and land development
Residential	133	-	206	2
Commercial	4,182	60	4,444	173
	4,315	60	4,650	175
Commercial real estate
Owner occupied	5,455	132	7,607	289
Non-owner occupied	11,503	129	10,211	344
Multifamily	2,340	35	2,353	106
Farmland	21	-	21	-
	19,319	296	20,192	739
Consumer real estate
Home equity lines	950	3	960	19
Secured by 1-4 family residential,
First deed of trust	9,129	97	9,119	292
Second deed of trust	1,407	14	1,330	50
	11,486	114	11,409	361
Commercial and industrial loans (except those secured by real estate)	856	7	866	30
Consumer and other	17	-	19	1
	$35,993	$477	$37,136	$1,306

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

				Valuation
	Total	Performing	Nonaccrual	Allowance
September 30, 2015
Construction and land development
Commercial	$1,723	$1,705	$19	$-
	1,723	1,705	19	-
Commercial real estate
Owner occupied	5,773	5,489	284	59
Non-owner occupied	2,556	2,556	-	-
	8,329	8,045	284	59
Consumer real estate
Home equity lines	89	-	89	9
Secured by 1-4 family residential
First deed of trust	4,610	3,742	868	107
Second deed of trust	739	644	95	-
	5,438	4,386	1,052	116
Commercial and industrial loans (except those secured by real estate)	131	-	131	17
Consumer and other	-	-	-	-
	$15,621	$14,135	$1,486	$192

Number of loans	67	48	19	10

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2014
Construction and land development
Residential	7	-	7	-
Commercial	3,895	3,751	144	17
	3,902	3,751	151	17
Commercial real estate
Owner occupied	6,317	5,149	1,168	325
Non-owner occupied	6,593	6,593	-	-
Multifamily	2,322	2,322	-	-
	15,232	14,065	1,168	325
Consumer real estate
Secured by 1-4 family residential	-	-	-	-
First deeds of trust	6,990	5,494	1,496	200
Second deeds of trust	762	658	104	5
	7,752	6,152	1,600	205

Commercial and industrial loans (except those secured by real estate)	239	-	239	12
Consumer and other	16	-	16	-
	$27,141	$23,967	$3,174	$559

Number of loans	107	77	30	21

The following table provides information about TDRs identified during the indicated periods (dollars in thousands):

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Construction and land development
Commercial	-	$-	$-	1	$45	$45
	-	-	-	1	45	45
Commercial real estate
Owner occupied	-	-	-	2	743	743
Non-owner occupied	-	-	-	-	-	-
	-	-	-	2	743	743
Consumer real estate
Home equity lines	1	89	89	-	-	-
Secured by 1-4 family residential
First deed of trust	-	-	-	7	729	729
Second deed of trust	-	-	-	2	105	105
	1	89	89	9	834	834

	1	$89	$89	12	$1,622	$1,622

The following table provides information about defaults on TDRs identified for the indicated periods (dollars in thousands):

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Number of	Recorded	Number of	Recorded
	Loans	Balance	Loans	Balance

Construction and land development
Commercial	1	$19	1	$45
	1	19	1	45
Commercial real estate
Owner occupied	1	157	1	334
Non-owner occupied	-	-	-	-
	1	157	1	334
Consumer real estate
Home equity lines	-	-	-	-
Secured by 1-4 family residential
First deed of trust	11	897	5	541
Second deed of trust	-	-	2	105
	11	897	7	646

Commercial and industrial (except those secured by real estate)	1	131	-	-
	14	$1,204	9	$1,025

Activity in the allowance for loan losses is as follows for the periods indicated (dollars in thousands):

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2015
Construction and land development
Residential	$92	$(9)	$-	$-	$83
Commercial	369	113	(67)	-	415
	461	104	(67)	-	498
Commercial real estate
Owner occupied	1,686	(150)	-	33	1,569
Non-owner occupied	639	51	-	2	692
Multifamily	110	2	-	-	112
Farmland	127	(48)	-	-	79
	2,562	(145)	-	35	2,452
Consumer real estate
Home equity lines	441	59	(14)	1	487
Secured by 1-4 family residential
First deed of trust	1,192	72	(37)	5	1,232
Second deed of trust	250	(17)	-	12	245
	1,883	114	(51)	18	1,964
Commercial and industrial loans (except those secured by real estate)	382	(67)	-	15	330
Student Loans	253	(21)	(2)	-	230
Consumer and other	26	15	(21)	2	22

	$5,567	$-	$(141)	$70	$5,496

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2014
Construction and land development
Residential	$141	$-	$-	$-	$141
Commercial	770	-	-	27	797
	911	-	-	27	938
Commercial real estate
Owner occupied	1,245	-	-	-	1,245
Non-owner occupied	(15)	-	-	1	(14)
Multifamily	17	-	-	-	17
Farmland	409	-	-	-	409
	1,656	-	-	1	1,657
Consumer real estate
Home equity lines	225	-	(52)	12	185
Secured by 1-4 family residential
First deed of trust	1,744	-	(39)	9	1,714
Second deed of trust	440	-	-	5	445
	2,409	-	(91)	26	2,344
Commercial and industrial loans (except those secured by real estate)	678	-	-	13	691
Consumer and other	27	-	(3)	4	28

	$5,681	$-	$(94)	$71	$5,658

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Nine Months Ended September 30, 2015
Construction and land development
Residential	$34	$48	$-	$1	$83
Commercial	202	443	(252)	22	415
	236	491	(252)	23	498
Commercial real estate
Owner occupied	1,836	(173)	(127)	33	1,569
Non-owner occupied	607	81	-	4	692
Multifamily	78	34	-	-	112
Farmland	130	(51)	-	-	79
	2,651	(109)	(127)	37	2,452
Consumer real estate
Home equity lines	469	70	(54)	2	487
Secured by 1-4 family residential
First deed of trust	1,345	(384)	(103)	374	1,232
Second deed of trust	275	-	(55)	25	245
	2,089	(314)	(212)	401	1,964
Commercial and industrial loans (except those secured by real estate)	506	(87)	(162)	73	330
Student Loans	217	14	(1)	-	230
Consumer and other	30	5	(30)	17	22

	$5,729	$-	$(784)	$551	$5,496

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Nine Months Ended September 30, 2014
Construction and land development
Residential	$135	$5	$-	$1	$141
Commercial	1,274	(421)	(100)	44	797
	1,409	(416)	(100)	45	938
Commercial real estate
Owner occupied	1,199	653	(608)	-	1,244
Non-owner occupied	670	(470)	(238)	24	(14)
Multifamily	20	(2)	-	-	18
Farmland	337	168	(96)	-	409
	2,226	349	(942)	24	1,657
Consumer real estate
Home equity lines	424	223	(476)	14	185
Secured by 1-4 family residential
First deed of trust	1,992	(65)	(277)	64	1,714
Second deed of trust	394	12	(76)	115	445
	2,810	170	(829)	193	2,344
Commercial and industrial loans (except those secured by real estate)	724	45	(168)	90	691
Consumer and other	70	(48)	(8)	14	28

	$7,239	$100	$(2,047)	$366	$5,658

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2014
Construction and land development
Residential	$135	$(103)	$-	$2	$34
Commercial	1,274	(1,016)	(100)	44	202
	1,409	(1,119)	(100)	46	236
Commercial real estate
Owner occupied	1,199	1,268	(631)	-	1,836
Non-owner occupied	670	430	(518)	25	607
Multifamily	20	58	-	-	78
Farmland	337	(111)	(96)	-	130
	2,226	1,645	(1,245)	25	2,651
Consumer real estate
Home equity lines	424	506	(476)	15	469
Secured by 1-4 family residential
First deed of trust	1,992	(442)	(277)	72	1,345
Second deed of trust	394	(223)	(86)	190	275
	2,810	(159)	(839)	277	2,089
Commercial and industrial loans (except those secured by real estate)	724	(447)	(172)	401	506
Student Loans	-	217	-	-	217
Consumer and other	70	(37)	(25)	22	30

	$7,239	$100	$(2,381)	$771	$5,729

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

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance				Loans
				Loans acquired				Loans acquired
	Ending			with deteriorated	Ending			with deteriorated
	Balance	Individually	Collectively	credit quality	Balance	Individually	Collectively	credit quality

Period Ended September 30, 2015
Construction and land development
Residential	$83	$-	$83	$-	$5,188	$-	$5,188	$-
Commercial	415	26	389	-	26,220	1,978	24,242	-
	498	26	472	-	31,408	1,978	29,430	-
Commercial real estate
Owner occupied	1,569	366	1,203	-	68,437	7,144	61,293	-
Non-owner occupied	692	38	654	-	38,132	2,556	35,576	-
Multifamily	112	-	112	-	8,195	-	8,195	-
Farmland	79	-	79	-	394	-	394	-
	2,452	404	2,048	-	115,158	9,700	105,458	-
Consumer real estate
Home equity lines	487	9	478	-	20,024	1,496	18,528	-
Secured by 1-4 family residential
First deed of trust	1,232	215	1,017	-	58,470	6,355	52,115	-
Second deed of trust	245	147	98	-	7,249	1,471	5,778	-
	1,964	371	1,593	-	85,743	9,322	76,422	-
Commercial and industrial loans (except those secured by real estate)	330	17	313	-	19,457	590	18,867	-
Student loans	230	-	230		46,355	-	46,355	-
Consumer and other	22	-	22	-	1,624	-	1,624	-

	$5,496	$818	$4,678	$-	$299,745	$21,590	$278,156	$-

Year Ended December 31, 2014
Construction and land development
Residential	$34	$-	$34	$-	$4,315	$164	$4,151	$-
Commercial	202	26	176	-	25,152	3,968	21,184	-
	236	26	210	-	29,467	4,132	25,335	-
Commercial real estate
Owner occupied	1,836	905	931	-	58,804	8,311	50,493	-
Non-owner occupied	607	-	607	-	38,892	6,593	32,299	-
Multifamily	78	-	78	-	11,438	2,322	9,116	-
Farmland	130	-	130	-	434	21	413	-
	2,651	905	1,746	-	109,568	17,247	92,321	-
Consumer real estate
Home equity lines	469	-	469	-	20,082	800	19,282	-
Secured by 1-4 family residential
First deed of trust	1,345	200	1,145	-	61,837	7,900	53,937	-
Second deed of trust	275	142	133	-	7,854	1,360	6,494	-
	2,089	342	1,747	-	89,773	10,060	79,713	-
Commercial and industrial loans (except those secured by real estate)	506	239	267	-	22,165	818	21,347	-
Student loans	217	-	217		33,562	-	33,562	-
Consumer and other	30	-	30	-	1,611	23	1,588	-

	$5,729	$1,512	$4,217	$-	$286,146	$32,280	$253,866	$-

Note 6 – Deposits

Deposits as of September 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	%	Amount	%

Demand accounts	75,978	20.6%	$77,496	20.5%
Interest checking accounts	41,609	11.3%	42,924	11.3%
Money market accounts	70,228	19.0%	64,987	17.2%
Savings accounts	20,049	5.4%	20,643	5.4%
Time deposits of $100,000 and over	71,993	19.5%	75,559	19.9%
Other time deposits	89,182	24.2%	97,251	25.7%

Total	$369,039	100.0%	$378,860	100.0%

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at September 30, 2015 was 2.48%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at September 30, 2015 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at September 30, 2015 was 1.73%. The securities were redeemable at par beginning on December 2012 and each quarter after such date until the securities mature in 2037. No amounts have been redeemed at September 30, 2015 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the Trust Preferred Capital Notes not considered as Tier 1 capital may be included in Tier 2 capital.

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends. In consideration of our agreements with our regulators, which require regulatory approval to make interest payments on these securities, the Company has deferred an aggregate of $1,218,700 in interest payments on the junior subordinated debt securities as of September 30, 2015. The Company has been deferring interest payments since June 2011. Although the Company elected to defer payment of the interest due, the amount has been accrued and is included in interest expense in the consolidated statement of operations.

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

The following table summarizes stock options outstanding under the stock incentive plans at the indicated dates:

	Nine Months Ended September 30,
	2015				2014
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	6,830	$92.34	$52.74		6,210	$99.03	$59.21
Granted	-	-	-		884	25.28	15.52
Forfeited	(2,012)	171.03	94.35		(264)	25.28	80.33
Exercised	-	-	-		-	-	-
Options outstanding, end of period	4,818	$59.48	$35.36	$-	6,830	$92.34	$52.74	$-
Options exercisable, end of period	3,306				5,318

During the first and third quarters of 2014, we granted certain officers 4,423, 6,278 and 1,625 restricted shares of common stock with a weighted average fair market value of $21.28, $27.04 and $27.69 at the date of grant respectively. During the first and second quarters of 2015, we granted certain officers 2,850 and 40,675 restricted shares of common stock with a weighted average fair market value of $20.60 and $19.72 at the date of grant respectively. These restricted stock awards have three-year graded vesting. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock was 12,324 and 51,274 at September 30, 2014 and 2015 respectively.

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the stock incentive plans as of September 30, 2015 and 2014, was approximately $532,000 and $355,000, respectively. The time based unamortized compensation of approximately $532,000 is expected to be recognized over a weighted average period of 2.29 years.

Stock-based compensation expense was approximately $264,000 and $62,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates:

	Fair Value Measurement
	at September 30, 2015 Using
	(In thousands)
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$35,131	3,347	31,784	-
Mortgage-backed securities	3,245	-	3,245	-
Municipals	1,219	-	1,219	-
Residential loans held for sale	12,770	-	12,770	-

Financial Assets - Non-Recurring
Impaired loans	21,590	-	20,077	1,513
Real estate owned	8,018	-	7,959	59

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

The following table presents qualitative information about Level 3 fair value measurements for financial instruments measured at fair value at September 30, 2015:

	September 30, 2015
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
	(In thousands)

Impaired loans - real estate secured	$999	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)
Impaired loans - non-real estate secured	$514	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of marketability or practical life	0%-50% (20%)
Real estate owned	$59	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

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

Assets held for sale –The carrying value of assets held for sale is less than fair value.  Fair values for assets held for sale are estimated based on appraised values of the asset or management’s estimation of the value of the assets.

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

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

		September 30,		December 31,
		2015		2014
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$12,772	$12,772	$25,115	$25,115
Cash equivalents	Level 2	13,303	13,303	23,988	23,988
Investment securities available for sale	Level 1	3,347	3,347	-	-
Investment securities available for sale	Level 2	36,248	36,248	39,542	39,542
Federal Home Loan Bank stock	Level 2	685	685	1,073	1,073
Loans held for sale	Level 2	12,770	12,770	9,914	9,914
Loans	Level 2	278,155	272,373	253,866	249,942
Impaired loans	Level 2	20,077	20,077	30,017	30,017
Impaired loans	Level 3	1,513	1,513	2,263	2,263
Other real estate owned	Level 2	7,959	7,959	12,168	12,168
Other real estate owned	Level 3	59	59	470	470
Assets held for sale	Level 2	13,821	14,384	13,502	14,112
Accrued interest receivable	Level 2	2,085	2,085	1,372	1,372

Financial liabilities
Deposits	Level 2	369,039	369,515	378,860	379,857
FHLB borrowings	Level 2	6,000	6,022	14,000	14,065
Trust preferred securities	Level 2	8,764	8,984	8,764	7,274
Other borrowings	Level 2	338	338	3,302	3,303
Accrued interest payable	Level 2	1,302	1,302	1,167	1,167

Note 10 – Shareholders’ equity and regulatory matters

On May 1, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 14,738 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $4.00 per share, having a liquidation preference of $1,000 per share (the “preferred stock”) and (ii) a warrant (the “Warrant”) to purchase 31,190 shares of the Company’s common stock at an initial exercise price of $70.88 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $14,738,000 in cash. The fair value of the preferred stock was estimated using discounted cash flow methodology at an assumed market equivalent rate of 13%, with 20 quarterly payments over a five year period, and was determined to be $10,208,000. The fair value of the Warrant was estimated using the Black-Scholes option pricing model, with assumptions of 25% volatility, a risk-free rate of 2.03%, a yield of 6.162% and an estimated life of 5 years, and was determined to be $534,000. The aggregate fair value for both the preferred stock and Warrant was determined to be $10,742,000 with 95% of the aggregate attributable to the preferred stock and 5% attributable to the Warrant. Therefore, the $14,738,000 issuance was allocated with $14,006,000 being assigned to the preferred stock and $732,000 being allocated to the Warrant. The difference between the $14,738,000 face value of the preferred stock and the amount allocated of $14,006,000 to the preferred stock was accreted as a discount on the preferred stock using the effective interest rate method over five years.

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

In accordance with the Company’s written agreement with the Federal Reserve Bank of Richmond (the “Reserve Bank”), the Company has been deferring quarterly cash dividends on the preferred stock since May 2011. The total arrearage on such preferred stock as of September 30, 2015 was $1,903,175 (after forgiveness of $2,215,009 in accrued dividends in connection with the standby rights offering described below). This amount has been accrued for and is included in other liabilities in the consolidated balance sheet.

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

The Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2015	2014

Undisbursed credit lines	$40,141	$38,064
Commitments to extend or originate credit	19,870	9,207
Standby letters of credit	1,519	1,571

Total commitments to extend credit	$61,530	$48,842

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

Concentrations of credit risk – All of the Company’s loans, commitments to extend credit, and standby letters of credit have been granted to customers generally within the Company’s market area. Although the Company is building a diversified loan portfolio, a substantial portion of its clients’ ability to honor contracts is reliant upon the economic stability of the Richmond, Virginia area, including the real estate markets in the area. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

Approximately 15% of the Company’s loan portfolio consists of student loans that are guaranteed by the Department of Education (“DOE”) and covers approximately 98% of the principal and interest in the event of default.  The Company utilizes a third party vendor with significant experience and expertise to service these loans.  In the unlikely event that the third party servicer does not service the loans in accordance with the DOE requirements and could not reimburse the Company for losses sustained as a result of servicing errors, the Company could sustain additional losses beyond what has been factored in the allowance for loan losses.

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

Since entering into the Order and the Written Agreement, the Company has taken numerous steps to comply with their terms. As of September 30, 2015, we believe we have complied with all requirements of the Order and the Written Agreement with the exception of the correction of noncompliance with Section 23A of Regulation W of the Federal Reserve Act in the Written Agreement.

In the course of its operations, the Company may become a party to legal proceedings. Except as previously reported, there are no material pending legal proceedings to which the Company is party or of which the property of the Company is subject.

Note 12 – Income Taxes

The net deferred tax asset is included in other assets on the balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. At September 30, 2015, management continues to believe that the objective negative evidence represented by the Company’s prior losses outweighed the more subjective positive evidence and, as a result, maintains a valuation allowance at September 30, 2015 of $12,072,000. The net operating losses available to offset future taxable income amounted to $23,446,000 at September 30, 2015 and begin expiring in 2028.

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

Although we endeavor to minimize the credit risk inherent in the Company’s loan portfolio, we must necessarily make various assumptions and judgments about the collectability of the loan portfolio based on our experience and evaluation of economic conditions. If such assumptions or judgments prove to be incorrect, the current allowance for loan losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income. In 2014 and continuing through the third quarter of 2015, the provision for loan losses declined substantially from previous years as we resolved nonperforming loans and real estate values have recovered somewhat.

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at September 30, 2015 and December 31, 2014 and the results of operations for the Company for the three and nine months ended September 30, 2015 and 2014. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly report.

Summary

For the three months ended September 30, 2015, the Company had net income of $471,000 and net income available to common shareholders of $301,000 or $0.21 per fully diluted share, compared to net income of $134,000 and net loss available to common shareholders of $(411,000), or $(1.23) per fully diluted share, for the same period in 2014. For the nine months ended September 30, 2015, the Company had net income of $550,000 and net income available to common shareholders of $6,669,000, or $6.14 per fully diluted share, compared to a net loss of $(701,000) and net loss available to common shareholders of $(1,763,000), or $(5.28) per fully diluted share, for the same period in 2014. The computation of basic and diluted earnings (loss) per share has been adjusted retroactively for all periods presented to reflect the reverse stock split in August 2014.

As indicated in the following table, there were significant changes in income and expense items when comparing the 2015 results to the 2014 results (in thousands):

	Effect on Income
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
Changes In	2015	2015

Net interest income	$(166)	$(452)
Provision for loan losses	-	100
Gains on loan sales	550	1,344
Salaries and benefits	(233)	(163)
Commissions	(161)	(327)
Writedown of assets held for sale	-	(687)
Expenses related to foreclosed real estate	413	1,186
Other operating expense	88	331

	$491	$1,332

The decline in net interest income reflects the decline in average interest-earning assets and annualized yield for the periods ended September 30, 2015 and 2014. Average interest earning assets declined to $372,946,000 and $372,378,000 for the three and nine month periods ended September 30, 2015 from $374,399,000 and $378,477,000 for the same periods in 2014, respectively. Annualized yield declined to 4.20% and 4.17% for the three and nine month periods ended September 30, 2015 from 4.38% and 4.45% for the same periods in 2014, respectively. The decrease in the provision for loan losses and the expenses related to foreclosed real estate are attributable to stabilization of the loan portfolio and an improving real estate market as well as successful efforts in selling foreclosed assets at gains. The increase in gains on loan sales as well as commissions is a result of increased mortgage production by our mortgage company. The mortgage company’s profit increased by $235,000 in the third quarter of 2015 compared to the same period in 2014 due to the mortgage company closing $54,886,000 in mortgage loans in the third quarter of 2015 compared to $42,917,000 in the third quarter of 2014. The increase in salaries and benefits for the third quarter and nine months ended September 30, 2015 is related to the increase in stock based compensation. The writedown of assets held for sale for the nine months ended September 30, 2015 is related to our assessment of net realizable value on the Watkins Centre building ($675,000) and a branch building we previously closed ($12,000). The decline in other operating expenses is a result of management’s efforts to reduce overhead expenses to improve profitability.

Our cost of deposits declined from 0.93% for the third quarter of 2014 to 0.83% for the third quarter of 2015. This decline in cost of deposits is a result of the repricing of higher cost certificates of deposit during the low interest rate environment as well as our efforts to change our deposit mix so that we are not so dependent on higher cost deposits. Noninterest-bearing demand deposits represented 20.6% of our total deposits at September 30, 2015 compared to 17.1% at September 30, 2014.

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

Net interest income of $3,242,000 for the third quarter of 2015 represents a decrease of $166,000, or 5%, compared to the third quarter of 2014, and an increase of $101,000 or 3% compared to the second quarter of 2015. The decline as compared to 2014 is primarily due to a decrease in average interest-earning assets of $1,453,000 combined with a decline in the yield on those assets of 0.18% (18 basis points).

Net interest income of $9,422,000 for the first nine months of 2015 represents a $452,000 decrease, or 4.6%, compared to the same period in 2014. Compared to the first nine months of 2014, average interest-earning assets for the same period in 2015 decreased by $6,099,000, or 1.6%. The decrease in average interest-earning assets was due primarily to the decrease in available for sale securities of $19,852,000 and federal funds sold of $8,255,000 combined with a decline in the yield on those assets of 0.28% (28 basis points) offset by an increase in portfolio loans of $18,773,000.

Average interest-bearing liabilities for the third quarter of 2015 decreased by $34,841,000 or 10.1% compared to the third quarter of 2014. The decrease in interest-bearing liabilities was primarily due to declines in average deposits of $25,191,000. The average cost of interest-bearing liabilities decreased to 0.90% and 0.92% for the three and nine month periods ended September 30, 2015, respectively, compared to 1.00% and 1.08% for the same periods in 2014 as a result of management’s efforts to increase low cost demand deposits while reducing dependency on higher cost time deposits. The continuing low interest rates have allowed us to reduce our costs of funds as time deposits and borrowings mature. See our discussion of interest rate sensitivity below for more information.

The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States of America, but it is a common measure used by the financial services industry to determine how profitably earning assets are funded. Our net interest margin over the last several quarters is provided in the following table:

Interest
Quarter Ended	Margin

September 30, 2014	3.46%
December 31, 2014	3.46%
March 31, 2015	3.36%
June 30, 2015	3.34%
September 30, 2015	3.45%

Our net interest margin has remained relatively stable over the last twelve months reflecting the continued low interest rates set by the Federal Reserve. The linked quarter increase in our net interest margin for the three months ended September 30, 2015 is related to the purchase of student loans during the second quarter of approximately $15 million funded by federal funds sold. The yield on student loans is significantly higher than on fed funds sold which increased the yield on earning assets by 9 basis points. The previous decline in our net interest margin since December 31, 2014 is a result of declining rates on loans; the average interest rate on loans declined by 52 basis points, from 5.30% for the three months ended December 31, 2014 to 4.78% for the three months ended September 30, 2015. Additionally our cost of funds declined by 1 basis point related to our costs of deposits.

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

Average Balance Sheet

(in thousands)

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$301,408	$3,634	4.78%	$273,645	$3,695	5.36%
Loans held for sale	13,672	146	4.24%	11,186	119	4.22%
Investment securities	39,496	155	1.56%	56,645	304	2.13%
Federal funds and other	18,370	10	0.22%	32,923	19	0.23%
Total interest earning assets	372,946	3,945	4.20%	374,399	4,137	4.38%

Allowance for loan losses and deferred fees	(5,730)			(5,714)
Cash and due from banks	8,880			12,086
Premises and equipment, net	14,363			13,147
Other assets	35,588			48,216
Total assets	$426,047			$442,134

Interest bearing deposits
Interest checking	$42,861	$20	0.19%	$42,423	$20	0.19%
Money market	69,539	65	0.37%	67,257	64	0.38%
Savings	20,483	9	0.17%	20,016	9	0.18%
Certificates	162,512	527	1.29%	190,890	658	1.37%
Total	295,395	621	0.83%	320,586	751	0.93%
Borrowings(1)	16,120	82	2.02%	25,770	122	1.88%
Total interest bearing liabilities	311,515	703	0.90%	346,356	873	1.00%
Noninterest bearing deposits	75,734			63,784
Other liabilities	8,418			12,596
Total liabilities	395,667			422,736
Equity capital	30,380			19,398
Total liabilities and capital	$426,047			$442,134

Net interest income before provision for loan losses		$3,242			$3,264

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.30%			3.38%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.45%			3.46%

Average Balance Sheet

(in thousands)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$293,930	$10,750	4.89%	$275,157	$11,301	5.49%
Loans held for sale	11,915	346	3.88%	8,680	278	4.28%
Investment securities	38,152	464	1.63%	58,004	958	2.21%
Federal funds and other	28,381	46	0.22%	36,636	64	0.23%
Total interest earning assets	372,378	11,606	4.17%	378,477	12,601	4.45%

Allowance for loan losses and deferred fees	(5,730)			(6,415)
Cash and due from banks	11,522			12,490
Premises and equipment, net	14,363			12,926
Other assets	35,877			46,824
Total assets	$428,410			$444,302

Interest bearing deposits
Interest checking	$43,704	$60	0.18%	$42,456	$58	0.18%
Money market	68,174	190	0.37%	66,620	187	0.38%
Savings	20,527	28	0.18%	20,557	28	0.18%
Certificates	165,431	1,599	1.29%	197,736	2,031	1.37%
Total	297,836	1,877	0.84%	327,369	2,304	0.94%
Borrowings(1)	20,525	307	2.00%	27,811	567	2.73%
Total interest bearing liabilities	318,361	2,184	0.92%	355,180	2,871	1.08%
Noninterest bearing deposits	73,924			60,577
Other liabilities	8,957			9,487
Total liabilities	401,242			425,244
Equity capital	27,168			19,058
Total liabilities and capital	$428,410			$444,302

Net interest income before provision for loan losses		$9,422			$9,730

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.25%			3.37%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.38%			3.44%

(1) Interest expense on borrowings for the three and nine month periods ended September 30, 2014 has been adjusted for the reclassification of $144,000 from interest expense to dividends related to preferred stock reflected as a reduction of interest expense in those periods.

Provision for loan losses

The Company did not record a provision for loan losses for the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 compared to a provision of $100,000 for the nine months ended September 30, 2014. The decline in the provision for loan losses for the nine month period of 2015 was primarily driven by decline in the impairment on specific nonperforming loans. The decrease in the commercial and consumer loan portfolio was offset by an increase in our student loan portfolio of approximately $46,355,000 and our United States Department of Agriculture loan portfolio of approximately $5,480,000. These two portfolios include guarantees of principal and interest ranging from 98% - 100%.

Noninterest income

Noninterest income increased from $2,190,000 for the three months ended September 30, 2014 to $2,870,000 for the three months ended September 30, 2015, an increase of $680,000, or 31%. Noninterest income also increased from $6,185,000 for the first nine months of 2014 to $7,776,000 for the first nine months of 2015, an increase of $1,591,000, or 25%. These increases in noninterest income were primarily the result of higher gains on sales from increased loan production by our mortgage banking subsidiary; gains on sale of loans increased by $550,000 quarter over quarter and by $1,344,000 for the nine month periods.

Noninterest expense

Noninterest expense for the three months ended September 30, 2015 was $5,641,000 compared to $5,464,000 for the three months ended September 30, 2014, an increase of $177,000, or 3.2%. The more significant increases were salaries and benefits of $233,000, commissions of $161,000 and professional and outside services of $241,000, offset by a reduction in expense related to foreclosed real estate of $413,000. The increase in salaries and benefits was attributable to awards under our 2015 Stock Incentive Plan as well as severance payments to employees whose positions were terminated. The increase in commissions is result of increased mortgage production by our mortgage company. The reduction in expense related to foreclosed real estate is attributable to gains on sale of $214,000 coupled with reduced expenses due to disposition of real estate aided by an improving real estate market.

Noninterest expense for the nine months ended September 30, 2015 was $16,648,000 compared to $16,660,000 for the nine months ended September 30, 2014, a decrease of $12,000, or 0.07%. The more significant changes in noninterest expense for the nine month comparison were declines in expense related to foreclosed assets of $1,186,000 and other noninterest expense of $331,000, offset by the writedown of assets held for sale of $687,000, increased salaries and benefits of $163,000, increased commissions of $327,000 and increased professional and outside services of $257,000. The decline in expenses related to foreclosed real estate was aided by gains of $666,000 offset by writedowns of $216,000 on the sale of real estate.

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

The net deferred tax asset is included in other assets on the balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. Management determined that as of December 31, 2014, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance on its net deferred tax asset that is dependent on future earnings of the Company of approximately $12,274,000. At September 30, 2015, management continues to believe that the objective negative evidence represented by the Company’s prior losses outweighed the more subjective positive evidence and, as a result, maintains a valuation allowance at September 30, 2015 of $12,072,000. The net operating losses available to offset future taxable income amounted to $23,446,000 at September 30, 2015 and begin expiring in 2028.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. Due to the Company’s adjusted capital level we were not subject to franchise tax expense for the nine months ended September 30, 2015 and 2014.

Balance Sheet Analysis

Total assets decreased to $423,650,000 at September 30, 2015 from $434,004,000 at December 31, 2014, a decrease of $10,354,000, or 2.4%. The decrease in cash and cash equivalents was the primary driver of this decrease. Cash and cash equivalents decreased by $23,028,000 which was offset by a net increase in loans of $14,404,000. The Company purchased approximately $15 million in additional student loans and reduced FHLB advances by $8 million. Total deposits also decreased by $9,821,000, or 2.6%, from $378,860,000 at December 31, 2014 to $369,039,000 at September 30, 2015. Checking and savings accounts decreased by $3,428,000, money market accounts increased by $5,241,000 and time deposits decreased by $11,634,000. Other borrowings decreased by $2,964,000.

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

The Company’s real estate loan portfolios, which represent approximately 78% of all loans, are secured by mortgages on real property located principally in the Commonwealth of Virginia. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. The Company’s commercial loan portfolio represents approximately 6% of all loans. Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent 16% of the total and includes student loans.

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	%	Amount	%
Construction and land development
Residential	$5,188	1.73%	$4,315	1.51%
Commercial	26,220	8.76%	25,152	8.80%
	31,408	10.49%	29,467	10.31%
Commercial real estate
Owner occupied	68,437	22.84%	58,804	20.55%
Non-owner occupied	38,132	12.72%	38,892	13.59%
Multifamily	8,195	2.73%	11,438	4.00%
Farmland	394	0.13%	434	0.15%
	115,158	38.42%	109,568	38.29%
Consumer real estate
Home equity lines	20,024	6.68%	20,082	7.02%
Secured by 1-4 family residential
First deed of trust	58,470	19.51%	61,837	21.61%
Second deed of trust	7,249	2.42%	7,854	2.74%
	85,743	28.61%	89,773	31.37%
Commercial and industrial loans (except those secured by real estate)	19,457	6.49%	22,165	7.75%
Guaranteed student loans	46,355	15.46%	33,562	11.73%
Consumer and other	1,624	0.53%	1,611	0.55%

Total loans	299,745	100.00%	286,146	100.00%
Deferred loan cost, net	1,294		722
Less: allowance for loan losses	(5,496)		(5,729)

	$295,543		$281,139

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and,
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

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

The allowance for loan losses at September 30, 2015 was $5,496,000, compared to $5,729,000 at December 31, 2014. The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at September 30, 2015 and December 31, 2014 was 1.83% and 2.00%, respectively. The decrease in the allowance for loan losses for the first nine months of 2015 was primarily a result of charge offs recognized during the period. We believe the amount of the allowance for loan losses at September 30, 2015 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (dollars in thousands):

Analysis of Allowance for Loan Losses

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014

Beginning balance	$5,729	$7,239
Provision for loan losses	-	100
Charge-offs
Construction and land development
Commercial	(252)	(100)
Commercial real estate
Owner occupied	(127)	(608)
Non-owner occupied	-	(238)
Farmland	-	(96)
Consumer real estate
Home equity lines	(54)	(476)
Secured by 1-4 family residential
First deed of trust	(103)	(277)
Second deed of trust	(55)	(76)
Commercial and industrial
(except those secured by real estate)	(162)	(168)
Consumer and other	(31)	(8)
	(784)	(2,047)
Recoveries
Construction and land development
Residential	1	1
Commercial	22	44
Commercial real estate
Owner occupied	33	-
Non-owner occupied	4	24
Secured by 1-4 family residential
Home equity lines	2	14
First deed of trust	374	64
Second deed of trust	25	115
Commercial and industrial
(except those secured by real estate)	73	90
Consumer and other	17	14
	551	366
Net charge-offs	(233)	(1,681)

Ending balance	$5,496	$5,658

Loans outstanding at end of period(1)	$301,039	$275,123
Ratio of allowance for loan losses as a percent of loans outstanding at end of period	1.83%	2.06%

Average loans outstanding for the period(1)	$293,930	$275,157
Ratio of net charge-offs to average loans outstanding for the period	0.08%	0.61%

(1) Loans are net of unearned income.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	September 30,	December 31,	September 30,
	2015	2014	2014

Nonaccrual loans	$4,489	$7,478	$9,547
Foreclosed properties	8,018	12,638	14,003
Total nonperforming assets	$12,507	$20,116	$23,550

Restructured loans (not included in nonaccrual loans above)	$13,977	$23,967	$26,923

Loans past due 90 days and still accruing	$9,117	$720	$-

Nonaccrual loans to loans (1)	1.5%	2.6%	8.6%

Nonperforming assets to total assets	3.0%	4.6%	5.4%

Allowance for loan losses to nonaccrual loans	122.4%	76.6%	59.3%

(1) Loans are net of unearned income and deferred cost.

Loans greater than 90 days past due are student loans that are guaranteed by the Department of Education which covers approximately 98% of the principal and interest. Accordingly, these loans will not be placed on nonaccrual status.

The following table presents an analysis of the changes in nonperforming assets for the nine months ended September 30, 2015 (in thousands):

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2014	$7,478	$12,638	$20,116
Additions	2,078	15	2,093
Loans placed back on accrual	(2,050)	-	(2,050)
Transfers to OREO	(329)	329	-
Repayments	(1,967)	-	(1,967)
Charge-offs	(721)	(290)	(1,011)
Sales	-	(4,674)	(4,674)

Balance September 30, 2015	$4,489	$8,018	$12,507

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

Of the total nonaccrual loans of $4,489,000 at September 30, 2015 that were considered impaired, 13 loans totaling $2,230,000 had specific allowances for loan losses totaling $473,000. This compares to $7,478,000 in nonaccrual loans at December 31, 2014 of which 14 loans totaling $3,332,000 had specific allowances for loan losses of $1,108,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $145,000 and $333,000 for the nine months ended September 30, 2015 and 2014, respectively.

Deposits

Deposits as of September 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	%	Amount	%

Demand accounts	$75,978	20.6%	$77,496	20.5%
Interest checking accounts	41,609	11.3%	42,924	11.3%
Money market accounts	70,228	19.0%	64,987	17.2%
Savings accounts	20,049	5.4%	20,643	5.4%
Time deposits of $100,000 and over	71,993	19.5%	75,559	19.9%
Other time deposits	89,182	24.2%	97,251	25.7%

Total	$369,039	100.0%	$378,860	100.0%

Total deposits decreased by $9,821,000, or 2.6%, from $378,860,000 at December 31, 2014 to $369,039,000 at September 30, 2015, as compared to a decrease of $9,964,000, or 2.6%, during the first nine months of 2014. Checking and savings accounts decreased by $3,428,000, money market accounts increased by $5,241,000 and time deposits decreased by $11,634,000. The decline in time deposits was a result of repricing maturing time deposits at rates below market for noncore depositors. The cost of our interest-bearing deposits declined to 0.84% for the first nine months of 2015 compared to 0.94% for the first nine months of 2014.

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

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $6,000,000 and $14,000,000 at September 30, 2015 and December 31, 2014, respectively. The FHLB advances are secured by the pledge of commercial real estate loans, investment securities and cash.

Capital resources

On May 1, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms with the Treasury, pursuant to which the Company sold (i) 14,738 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $4.00 per share, having a liquidation preference of $1,000 per share and (ii) a Warrant to purchase 31,190 shares of the Company’s common stock at an initial exercise price of $70.88 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $14,738,000 in cash. The fair value of the preferred stock was estimated using discounted cash flow methodology at an assumed market equivalent rate of 13%, with 20 quarterly payments over a five year period, and was determined to be $10,208,000. The fair value of the Warrant was estimated using the Black-Scholes option pricing model, with assumptions of 25% volatility, a risk-free rate of 2.03%, a yield of 6.162% and an estimated life of 5 years, and was determined to be $534,000. The aggregate fair value for both the preferred stock and Warrant was determined to be $10,742,000 with 95% of the aggregate attributable to the preferred stock and 5% attributable to the Warrant. Therefore, the $14,738,000 issuance was allocated with $14,006,000 being assigned to the preferred stock and $732,000 being allocated to the Warrant. The difference between the $14,738,000 face value of the preferred stock and the amount allocated of $14,006,000 to the preferred stock was accreted as a discount on the preferred stock using the effective interest rate method over five years.

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

In accordance with the Company’s written agreement with the Reserve Bank, the Company has been deferring quarterly cash dividends on the preferred stock since May 2011. The total arrearage on such preferred stock as of September 30, 2015 was $1,903,175 (after forgiveness of $2,215,009 in accrued dividends in connection with the standby rights offering). This amount has been accrued for and is included in other liabilities in the consolidated balance sheet.

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

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2015	2014

Tier 1 capital
Total bank equity capital	$37,519	$30,158
Net unrealized loss on available-for-sale securities	291	644
Defined benefit postretirement plan	71	77
Disallowed intangible assets	(50)	(198)
Total Tier 1 capital	37,831	30,681

Tier 2 capital
Allowance for loan losses	3,784	3,572
Total Tier 2 capital	3,784	3,572

Total risk-based capital	41,615	34,253

Risk-weighted assets	$301,024	$283,581

Average assets	$423,454	$427,113

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	8.93%	7.18%
Common equity tier 1 capital ratio (CET 1)	12.57%	N/A
Tier 1 capital to risk-weighted assets	12.57%	10.82%
Total capital to risk-weighted assets	13.82%	12.08%
Equity to total assets	8.93%	6.99%

Under new capital guidelines discussed more fully following, the Bank must identify high volatility commercial real estate (“HVCRE) loans which are defined as a credit facility that, prior to conversion to permanent financing, finances or has financed the acquisition, development, or construction of real property, unless the facility finances (1) one to four family residential properties; (2) certain community development projects; (3) the purchase or development of agricultural land; (4) commercial real estate projects that meet the criteria in the rule, including criteria regarding the loan-to-value ratio and capital contributions to the project. Under the new guidelines, HVCRE loans are risk weighted at 150% for capital ratios purposes rather than 100% as with other loans.

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. The Bank met the ratio requirements to be categorized “well capitalized” institution as of September 30, 2015 and December 31, 2014. However, due to the existence of the Consent Order, the Bank was considered adequately capitalized as of such dates. The Consent Order requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 11%. As a result of the Company’s Rights Offering and Standby Offering completed on March 27, 2015, the Bank’s leverage ratio increased to 8.93% and the total capital to risk weighted assets ratio increased to 13.82% bringing the Bank into compliance with the ratios required by the Consent Order. When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations Sections 337.6 and 303, and FDIC Act Section 29. In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (“CET1 ratio”) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements.

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

At September 30, 2015, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $65,670,000, or 16% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $6,000,000 of these securities is pledged against current and potential fundings.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $17 million for which there were no borrowings against the lines at September 30, 2015. Subsequent to September 30, 2015 the secured line reverted to an unsecured status in the amount of $5 million bringing our total unsecured availability to $10 million.

At September 30, 2015, we had commitments to originate $61,530,000 of loans. Fixed commitments to incur capital expenditures were less than $25,000 at September 30, 2015. Certificates of deposit scheduled to mature in the 12-month period ending September 30, 2016 totaled $93,438,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income.  Management determined that as of September 30, 2015 and December 31, 2014, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance of $12,072,000 and $12,274,000 respectively, representing all of the net deferred tax asset that is dependent on future earnings of the Company at the indicated date.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2015. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the preferred stock or trust preferred capital notes without prior regulatory approval. In addition, the Consent Order with the Supervisory Authorities provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction in capital, without regulatory approval. At September 30, 2015, the aggregate amount of all of the Company’s total accrued but deferred dividend payments on the preferred stock was $1,903,175.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: November 4, 2015	By:	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

Date: November 4, 2015	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.