Form 10-K
period 2015-12-31
Village Bank & Trust Financial Corp.
filed 2016-03-30
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $12,715,000.

The number of shares of common stock outstanding as of February 28, 2016 was 1,417,775.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in conjunction with the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

The Bank is the primary operating business of the Company. The Bank offers a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans, primarily in the Richmond, Virginia metropolitan area. The Bank was organized in 1999 as a Virginia chartered bank to engage in a general banking business to serve the communities in and around Richmond, Virginia. Deposits with the Bank are insured to the maximum amount provided by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a comprehensive range of financial services and products and specializes in providing customized financial services to small and medium sized businesses, professionals, and individuals. The Bank provides its customers with personal customized service utilizing the latest technology and delivery channels.

Bank revenues are derived from interest and fees received in connection with loans, deposits, and mortgage services. Administrative and operating expenses are the major expenses, followed by interest paid on deposits and borrowings. Revenues from the mortgage company consist primarily of gains from the sale of loans and loan origination fees and its major expenses consist of personnel, occupancy, data processing, and other operating expenses. In 2015, revenue (after intercompany eliminations) generated by the Bank totaled $18.6 million and the mortgage company generated $7.3 million in revenue.

Business Strategy

We are implementing strategies that we believe, overtime, will help us achieve our goal of delivering long term total shareholder returns that rank in the top quartile of a nationwide peer group.  To achieve this goal, we believe that we will need to become a top performer in return on equity, produce sustainable earnings growth, achieve best quartile earnings volatility in our industry and deliver best quartile asset quality in the worst part of the economic cycle.  Our current business strategies include the following:

•	Grow our general commercial and consumer banking businesses. Our strategy is to offer commercial and retail customers all of the basic products and services they need while maintaining the quick response and personal service of a community bank. During the past two years, we have made significant investments in our people and products. In commercial banking, we expanded our commercial banking team, enhanced our Small Business Administration (“SBA”) lending capabilities, and installed a more intensive sales process. In consumer banking, we upgraded all automated teller machines (“ATMs”), installed mobile deposit capture, switched debit card providers to increase exchange fees, enhanced our rewards program, expanded our customer care team staff and hours, fully implemented our overdraft protection program and installed a more efficient and competitive consumer lending process and updated loan products.

•	Reposition our real estate lending to emphasize both construction and commercial mortgage lending on income producing properties while being selective and targeted in our land acquisition and development and single family construction lending. Real estate lending will continue to be an important part of our business strategy, but we intend to be diligent in managing overall portfolio concentrations and focus on real estate sectors that will perform better during difficult times.

•	Grow low cost core deposits by emphasizing relationship banking in every division. In turn, this will lower funding costs, enhance return on assets and return on equity and help us develop long term, mutually important relationships with our clients. We have enhanced our deposit products, realigned our treasury services and small business banking, and established performance expectations and incentives for commercial bankers to grow deposits. We will also focus on deposit-rich business and consumer market segments. During the past two years, we have significantly enhanced our product and service offerings for businesses and consumers and this has yielded 24% growth in business checking, savings and money market deposit products since year end 2013 and 13% growth total checking, savings and money market deposits during that time. Our goal is to have these low cost relationship deposit categories account for 70% of our funding and to have noninterest bearing demand deposits account for 25% of our funding by year end 2019.

•	Drive fee income growth by growing mortgage banking and enhancing fee generating services, both of which will improve return on assets and return on equity. We have been installing and updating business and consumer banking products and services that generate fee income. For each of the past two years, we have achieved double digit fee income on banking services. Mortgage revenues increased 31% in 2015 producing pretax earnings in excess of $1 million .

•	Streamline and rationalize our processes and organization to improve productivity and efficiency. Operational efficiency and excellence are critical to becoming a high return on equity bank. We embrace the need to continuously improve how we get business done and to be nimble and versatile.

•	Achieve excellence in all risk management and credit processes. We strive to achieve best quartile performance on credit quality metrics in the worst part of the business cycle and sustainable earnings growth over time. Risk taking is a fundamental part of banking. Top performing banks are very good at identifying, evaluating, measuring, tracking, managing, mitigating and getting paid for the risks the organization takes. We are committed to building and sustaining the culture, talent, tools, policies, processes, resources and discipline needed to be a top performer in our risk management and credit processes.

•	Achieve full compliance with Regulatory Agreements to reduce related costs and enhance our flexibility as we grow the business. We earned release from the formal agreement with the FDIC and Virginia Bureau of Financial Institutions during 2015. We are working hard to eliminate the informal memorandum of understanding with those authorities and the written agreement with the Federal Reserve Bank of Richmond during 2016.

We strongly believe that there is a continuing need for community based banks like Village and that a well-run community based bank can generate attractive returns for shareholders over the long term.

Market Area

The Company, the Bank, and the mortgage company are headquartered in Chesterfield County and primarily serve the Central Virginia region and the Richmond Metropolitan Statistical Area (the “Richmond MSA”. At the end of 2014, the Richmond MSA was the nation’s 44th largest metro area. At the end of 2015, its population was 1,263,617 representing approximately 15% of the total population in the Commonwealth of Virginia with a median age of 38.1 years.

The unemployment rate for Richmond MSA was 4.1% in December 2015 compared to 4.2% for the Commonwealth of Virginia and 5.0% for the nation. At December 31, 2014 the unemployment rate for Richmond MSA 4.7%, 4.8% for the Commonwealth of Virginia and 5.6% for the nation.

Banking Services

We currently conduct business from eleven full-service branch banking offices, one offsite ATM and two mortgage loan production offices in Central Virginia in the counties of Chesterfield, Hanover, Henrico and Powhatan. We also have a mortgage loan production office in Manassas, Virginia.

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

Lending Services. We offer a full range of short-to-medium term commercial and personal loans. We also provide a wide range of real estate finance services. Our primary focus is on making loans in the Central Virginia market where we have branch banking offices. We also originate mortgage loans for sale in our Northern Virginia mortgage loan production office. We will periodically offer residential construction-to-permanent financing to clients of the mortgage production office in Northern Virginia.

•	Commercial Business Lending. We make secured and unsecured loans to small- and medium-sized businesses for purposes such as funding working capital needs (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. We also make loans under Small Business Administration and state sponsored business loan programs. In our underwriting, we evaluate the earnings and cash flows of the business, guarantor support and both the need for and the protection offered by the collateral for the loan.

•	Commercial Real Estate Acquisition, Development, Construction and Mortgage Lending. We make loans to our clients for the purposes of acquiring, developing, constructing and owning commercial real estate. These properties may be owner-occupied or may be held for investment purposes and repaid from rental income or from the sale of the property.

•	Consumer Lending. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. We also originate fixed and variable rate mortgage loans and real estate construction and acquisition loans. Residential loans originated by our mortgage company are usually sold in the secondary mortgage market.

•	Loan Participations. We sell loan participations in the ordinary course of business when a loan originated by us exceeds our legal lending limit or we otherwise deem it prudent to share the risk with another lending institution. Additionally, we purchase loan participations from other banks, usually without recourse against that bank. We underwrite purchased loan participations in accordance with normal underwriting practices.

•	Loan Purchases. We purchase Federal Rehabilitated Student Loan portfolios when approved by the Board of Directors. These loans are guaranteed by the U.S. Department of Education (“DOE”) which covers approximately 98% of the principal and interest. These loans are serviced by a third party servicer that specializes in handling these types of loans.

We also purchase the guaranteed portion of United State Department of Agriculture Loans (“USDA”) which are guaranteed by the USDA for 100% of the principal and interest. The originating institution holds the unguaranteed portion of the loan and services the loan. These loans are typically purchased at a premium. In the event of a loan default or early prepayment the Bank may need to write off any unamortized premium.

Lending Limit. As of December 31, 2015, our legal lending limit for loans to one borrower was approximately $6,404,000. However, we generally limit credit to any one individual or entity to a maximum of $4,000,000.

Competition

We encounter strong competition from other local commercial banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions. A number of these competitors are well-established. Competition for loans is keen, and pricing is important. Most of our competitors have substantially greater resources and higher lending limits than ours and offer certain services, such as extensive and established branch networks and trust services, which we do not provide at the present time. Deposit competition also is strong, and we may have to pay higher interest rates to attract deposits. Nationwide banking institutions and their branches have increased competition in our markets, and federal legislation adopted in 1999 allows non-banking companies, such as insurance and investment firms, to establish or acquire banks. We believe that the Company can capitalize on recent merger activity to attract customers from the acquired institutions.

At June 30, 2015, the latest date such information is available from the FDIC, the Bank’s deposit market share in Chesterfield County was 5.29%, 4.41% in Hanover County, 7.39% in Powhatan County, 0.41% in the Richmond MSA and 0.09% in Henrico County.

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

Agreements with Regulators. In February 2012, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC and the BFI (the “Supervisory Authorities”), and the Supervisory Authorities issued the related Consent Order effective February 3, 2012. In June 2012, the Company entered into a written agreement (“Written Agreement”) with the Federal Reserve Bank of Richmond (“Reserve Bank”). A description of the terms and conditions of these Agreements is provided in Note 12. Commitments and contingencies of the Notes to Consolidated Financial Statements.

On December 22, 2015, the Bank received notification from the FDIC and the BFI that the Consent Order was terminated effective December 14, 2015. The Consent Order was terminated as a result of the steps the Company and the Bank took to, among other things, improve asset quality, increase capital, augment management and board oversight, and increase earnings. The Written Agreement with the Reserve Bank continues in effect.

In place of the Consent Order, the Bank’s Board of Directors has made certain written assurances to the FDIC and Virginia BFI in the form of a Memorandum of Understanding (“MOU”) that became effective November 17, 2015. The MOU contains provisions concerning asset quality, earnings, regulatory violations, minimum capital levels, asset growth, restrictions on paying dividends and a requirement to furnish progress reports to the FDIC and Virginia BFI. The MOU is considered an informal regulatory action.

The following description summarizes some of the laws and regulations to which we are subject.

The Dodd-Frank Wall Street Reform and Consumer Protection Act. In July 2010, the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, incorporating numerous financial institution regulatory reforms. Certain of these reforms are yet to be implemented through regulations to be adopted by various federal banking and securities regulatory agencies. The following discussion describes the material elements of the regulatory framework that currently apply. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its provisions do not directly impact community-based institutions like the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of the Bank’s operations. Provisions that do impact the Bank include the following:

•	FDIC Assessments. The Dodd-Frank Act changes the assessment base for federal deposit insurance from the amount of insured deposits to average consolidated total assets less its average tangible equity. In addition, it increases the minimum size of the Deposit Insurance Fund (“DIF”) and eliminates its ceiling, with the burden of the increase in the minimum size on institutions with more than $10 billion in assets.
•	Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 limit for federal deposit insurance at all insured depository institutions.
•	Interest on Demand Deposits. The Dodd-Frank Act provides that depository institutions may pay interest on demand deposits, including business transaction and other accounts.
•	Consumer Financial Protection Bureau. The Dodd-Frank Act centralizes responsibility for consumer financial protection by creating the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.
•	Mortgage Lending. Additional requirements are imposed on mortgage lending, including minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various mandated disclosures to mortgage borrowers.
•	Holding Company Capital Levels. Bank regulators are required to establish minimum capital levels for holding companies that are at least as stringent as those currently applicable to banks. In addition, all trust preferred securities issued after May 19, 2010 will be counted as Tier 2 capital, but the Company’s currently outstanding trust preferred securities will continue to qualify as Tier 1 capital.
•	De Novo Interstate Branching. National and state banks are permitted to establish de novo interstate branches outside of their home state, and bank holding companies and banks must be well-capitalized and well managed in order to acquire banks located outside their home state.
•	Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.
•	Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.
•	Corporate Governance. The Dodd-Frank Act includes corporate governance revisions that apply to all public companies, not just financial institutions, including with regard to executive compensation and proxy access to shareholders.

The Company is continually evaluating the effects of the Dodd-Frank Act, together with implementing the regulations that have been proposed and adopted. The ultimate effects of the Dodd-Frank Act and the resulting rulemaking cannot be predicted at this time, but it has increased the Company’s operating and compliance costs in the short-term, and it could have a material adverse effect on the Company’s results of operation and financial condition.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Virtually all of the Company’s cash revenues will result from dividends paid to it by the Bank, which is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings without BFI approval. As of December 31, 2015, the Bank did not have any accumulated retained earnings. In addition, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be "undercapitalized," as defined in FDIC regulations.

The FDIC and the state have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the FDIC and the state have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice.

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

The Company is subject to a Written Agreement with the Reserve Bank pursuant to which the Company is required to obtain the prior written approval of the Reserve Bank to declare or pay any dividends on its common stock or preferred stock, take dividends or any other form of payment representing a reduction in capital from the Bank or make any payments on its trust preferred securities.

The Bank was subject to a Consent Order with the FDIC and the BFI that also required the Bank to obtain prior written regulatory approval to declare or pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction of capital. Under the MOU, the Bank remains subject to this requirement.

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

Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following new minimum capital ratios: (i) a new ratio of CET1 to risk-weighted assets of 4.5%; (ii) a ratio of Tier 1 capital to risk-weighted assets of 6.0% (iii) a ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of 8.0%; and (iv) a leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). These are the initial capital requirements, which will be phased in over a four-year period that began on January 1, 2015. When fully phased in, Basel III will require the Company and the Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%.

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

The Basel III capital framework is also expected to provide for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 are to be phased-in over a three-year period which began on January 1, 2016.

Additionally, the bank regulatory agencies’ final rules revised the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Act”) by (i) introducing a CET1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0%; and (iii) eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized. These new thresholds were effective for the Bank as of January 1, 2015. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules. As of December 31, 2015, the Bank met the new minimum ratios to be classified as a well capitalized financial institution.

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

In February 2012, the Bank entered into the Consent Order with the Supervisory Authorities that provided that, within 90 days from the date of the order and during the life of the order, the Bank must have a leverage capital ratio equal to or greater than 8% of its total assets, and total risk-based capital equal to or greater than 11% of the Bank’s total risk-weighted assets. The MOU that replaced the Consent Order in November 2015 provides that the Bank must maintain a leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%. At December 31, 2015, the Bank’s Tier 1 risk-based capital ratio was 12.85%, its total risk-based capital ratio was 14.02% and its leverage ratio was 9.33%.   More information concerning our regulatory ratios at December 31, 2015 is included in Note 13 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

On September 30, 2010, the Company sold its headquarters building at the Watkins Centre to the Bank. This transaction allowed us to repay the outstanding mortgage loan on the building resulting in a reduction of our interest expense and improvement in earnings on a consolidated basis. The Federal Reserve Bank has determined that the sale of the headquarters building from the Company to the Bank was not permitted under Section 23A of the Federal Reserve Act as the amount of the transaction exceeded 10% of the Bank’s capital stock and surplus. As a result, the Federal Reserve Bank has directed the Company to take corrective action. The Company has taken and continues to take active steps to correct this violation including offering the building for sale. While the Company has not been successful in these efforts and continues to update the Federal Reserve Bank on such efforts, it is currently in negotiations with a serious buyer.

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

On March 27, 2015, the Company completed a rights offering to shareholders (the “Rights Offering”) and concurrent standby offering to Kenneth R. Lehman (the “Standby Offering”), in which the Company issued an aggregate of 1,051,866 shares of common stock (the total number of shares offered) at $13.87 per share for aggregate gross proceeds of $14,589,381 (including the value of the Company’s preferred stock exchanged by Mr. Lehman for shares of common stock of $4,618,813). In connection with the Rights Offering, 283,293 shares were issued to shareholders upon exercise of their basic subscription rights and 191,773 shares were issued to shareholders upon exercise of their oversubscription privileges (approximately 36.9% of the total number of shares requested pursuant to oversubscription privileges). In connection with the Standby Offering, Mr. Lehman purchased an aggregate of 576,800 shares of the Company’s common stock, 333,007 of which were issued in exchange for 9,023 shares of the Company’s preferred stock and 243,793 of which were purchased for cash. Also, as part of the Standby Offering, Mr. Lehman forgave $2,215,009 in accrued and unpaid dividends on the preferred stock. The Company made a capital contribution of $5,000,000 to the Bank from the cash proceeds of this offering.

Incentive Compensation Policies and Restrictions. In July 2010, the federal banking agencies issued guidance that applies to all banking organizations supervised by the agencies (thereby including both the Company and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. At December 31, 2015, we had not been made aware of any instances of non-compliance with this guidance.

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

On May 1, 2009, the Company issued preferred stock and a warrant to purchase its common stock to the U.S. Treasury pursuant to the TARP Program. The amount of capital raised in that transaction was $14.7 million. Pursuant to the terms of the preferred stock, dividends may not be paid on common stock unless dividends have been paid on the preferred stock. The preferred stock does not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. Holders of the preferred stock also have the right to elect two directors if dividends have not been paid for six periods.

The Company has deferred nineteen (19) dividend payments as of December 31, 2015, but holders of the preferred stock have never nominated directors to the board. The Company received notification on February 26, 2016 from the Reserve Bank approving the payment of all accrued and deferred interest payments on trust preferred securities as of March 15, 2016 bringing the Company current as of that date.

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

Reporting Terrorist Activities. The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on depository institutions by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. Federal regulatory authorities also have broad enforcement powers over us, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors. At December 31, 2015, Village Bank met the ratio requirements to be classified as a well capitalized financial institution.

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

Volcker Rule. On December 10, 2013, five U.S. financial regulators, including the FDIC, adopted final rules implementing the Volcker Rule. The final rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds. The Volcker Rule is intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules were effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2016. We believe that the adoption of this guidance will not have a material effect on the Company’s financial condition or results of operations.

Cybersecurity. In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties. To date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

Employees

As of December 31, 2015, the Company and its subsidiaries had a total of 157 full-time employees and 9 part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

Part Ii

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Market Information

Shares of the Company’s common stock trade on the Nasdaq Capital Market under the symbol “VBFC”. The high and low prices of shares (adjusted for reverse stock split) of the Company’s common stock for the periods indicated were as follows:

	High	Low
2014
1st quarter	$28.80	$20.48
2nd quarter	23.84	21.12
3rd quarter	30.08	20.32
4th quarter	27.22	16.22

2015
1st quarter	$25.99	$14.15
2nd quarter	22.40	17.30
3rd quarter	23.75	18.00
4th quarter	21.80	18.25

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

We also are subject to a Written Agreement with the Reserve Bank that includes a requirement that we will not pay dividends on our capital stock, including our Series A preferred stock, trust preferred securities or common stock without the prior consent of the Reserve Bank. Supervisory guidance from the Federal Reserve indicates that TARP Program recipients that are experiencing financial difficulties generally should eliminate, reduce or defer dividends on Tier 1 capital instruments, including trust preferred, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries.

In addition, we are subject to an MOU with the FDIC and the BFI that includes a requirement that the Bank will not pay dividends without regulatory approval.

The Company has deferred interest payments on the junior subordinated debt securities of $1,273,000 as of December 31, 2015. Although we elected to defer payment of the interest due, the amount has been accrued and is included in interest expense. The Company received notification on February 26, 2016 from the Reserve Bank approving the payment of all accrued and deferred interest payments on trust preferred securities bringing the Company current as of March 2016.

In addition, the Company has deferred dividend payments on the preferred stock, including dividends that accrue on the unpaid balance. The total arrearage on our preferred stock as of December 31, 2015 is $2,077,000 and has been accrued and reflected as a reduction of retained earnings.

Holders

At February 18, 2016 there were approximately 1,032 active holders of common stock; including registered holders and beneficial holders of shares through banks, brokers and other nominees.

For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”.

Purchases of Equity Securities

The Company did not repurchase any of its Common Stock during 2015.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

•	changes in assumptions underlying the establishment of allowances for loan losses, and other estimates;
•	the risks of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
•	the effects of future economic, business and market conditions;
•	the inability of the Company and the Bank to comply with the requirements of agreements with its regulators;
•	the inability to reduce nonperforming assets consisting of nonaccrual loans and foreclosed real estate;
•	our inability to maintain our regulatory capital position;
•	the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions despite security measures implemented by the Company;.
•	changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, soundness of other financial institutions we do business with;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	changes in operations of Village Bank Mortgage Corporation as a result of the activity in the residential real estate market;
•	legislative and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverages;
•	exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;
•	governmental monetary and fiscal policies;
•	changes in accounting policies, rules and practices;
•	reliance on our management team, including our ability to attract and retain key personnel;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by us;
•	changing trends in customer profiles and behavior; and
•	other factors described from time to time in our reports filed with the SEC.

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

General

The Company’s primary source of earnings is net interest income, and its principal market risk exposure is interest rate risk. The Company is not able to predict market interest rate fluctuations and its asset/liability management strategy may not prevent interest rate changes from having a material adverse effect on the Company’s results of operations and financial condition. Because the Company has intentionally decreased assets over the last three years as it has been resolving problem assets and attempting to improve capital ratios as well as declines in yields on earning assets, net interest income has declined from $15,189,000 in 2013 to $13,018,000 in 2014 and to $12,637,000 in 2015.

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

Results of Operations

The following presents management’s discussion and analysis of the financial condition of the Company at December 31, 2015 and 2014, and results of operations for the Company for the years ended December 31, 2015, 2014 and 2013. This discussion should be read in conjunction with the Company’s audited Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

The following table sets forth selected financial ratios:

	2015	2014	2013

Performance Ratios
Return on average assets	0.15%	(0.24)%	(0.84)%
Return on average equity	2.30%	(5.43)%	(17.17)%
Net interest margin(1)	3.40%	3.46%	3.66%
Efficiency(2)	105.96%	104.48%	110.33%
Loans to deposits	84.27%	75.72%	73.53%
Equity to assets	7.23%	4.39%	4.11%

Asset Quality Ratios
ALLL to loans at year-end	1.16%	2.00%	2.52%
ALLL to loans at year-end excluding guaranteed student loans (3)	1.41%	2.26%	2.52%
ALLL to nonaccrual loans	95.78%	76.62%	38.82%
Nonperforming assets to total assets	2.37%	4.63%	7.97%
Nonperforming loans to total loans	3.24%	7.01%	12.32%
Net charge-offs to average loans	0.06%	0.59%	1.49%

(1) Net interest margin is computed by dividing net interest income for the period by average interest earning assets.
(2) Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income and noninterest income.
(3) Student loans are guaranteed by the Department of Education for approximately 98% of principal and interest and are evaluated separately for ALLL.

Such ratios are not measurements under accounting principles generally accepted in the United States (“GAAP”) and are not intended to be a substitute for our balance sheet or income statement prepared in accordance with GAAP.

Income Statement Analysis

Summary

We recorded net income of $646,000 and net income available to common shareholders of $6,590,000 or $5.49 per fully diluted share in 2015 compared to a net loss of $1,037,000 and a net loss available to common shareholders of $2,473,000, or $(7.39) per fully diluted share, in 2014 and a net loss of $4,007,000 and a net loss available to common shareholders of $4,893,000, or $(18.06) per fully diluted share, in 2013. Certain items of income and expense affecting net income in each of the three years ended December 31, 2015 affect comparability and are not a result of ongoing operations. The impact these amounts had on our net income (loss) in 2015, 2014 and 2013 is illustrated in the following table (in thousands) which adjusts pretax earnings for gains and losses on sales of assets other than loan sales by the mortgage company, write down of assets held for sale, and the effect of problem assets (“pretax income as adjusted”). Such adjusted earnings is not a measurement under accounting principles generally accepted in the United States (“GAAP”) and is not intended to be a substitute for our income statement prepared in accordance with GAAP.

21

	2015	2014	2013

Pretax income (loss) - GAAP	$646	$(1,037)	$(4,007)
Less: Gain (loss) on sale of securities	6	(210)	217
Add:
(Recovery of) provision for loan losses	(2,000)	100	1,173
Write down of assets held for sale	2,649	-	-
Expenses related to foreclosed assets	153	1,244	7,082
	802	1,344	8,255

Pretax income as adjusted	$1,442	$517	$4,031

Pretax income as adjusted increased by $925,000 from 2014 to 2015 and decreased by $3,514,000 from 2013 to 2014. The reasons for these changes are presented in the following table (in thousands):

	2015 Compared	2014 Compared
	to 2014	to 2013

Increase (decrease) in
Net interest income	$(381)	$(2,171)
Gains on sale of loans	1,627	(3,295)
Service charges and fees	275	(69)
Rental income	140	111
Other noninterest income	(89)	(686)
(Increase) decrease
Salaries and benefits	(161)	1,220
Commissions	(390)	838
Occupancy	(40)	374
Professional and outside services	(380)	(130)
Other operating expenses	275	187
Other	49	107

Total	$925	$(3,514)

The net income available to shareholders for the year ended December 31, 2015 was positively impacted by the forgiveness of principal and dividends on preferred stock amounting to $6,619,000 associated with the Rights Offering and concurrent Standby Offering completed in March 2015.

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

Net interest income decreased to $12,637,000 in 2015 from $13,018,000 in 2014 and $15,189,000 in 2013. The decline in net interest income of $381,000 in 2015 was a result of declines in both interest income and interest expense. Interest income declined by $1,074,000 in 2015 primarily due to a decline of 0.24% (24 basis points) in the yield on average earning assets. While yields on all interest earning assets declined with the exception of federal funds sold, the primary driver was a decline in the yield on loans which declined by 0.61% (61 basis points) due to a competitive lending environment. Interest expense declined by $693,000 primarily as a result of a decline in average interest bearing liabilities of $34,310,000, with average interest bearing deposits declining by $27,436,000 and average Federal Home Loan Bank of Atlanta (“FHLB”) advances declining by $6,441,000.

The decline in net interest income of $2,171,000 in 2014 was also a result of declines in interest income and interest expense. Interest income declined by $3,036,000 in 2014 primarily as a result of a decline in average interest earning assets of $39,123,000 combined with a decline in the yield on those assets of 0.31% (31 basis points). The primary driver of the declines in average interest earning assets and their associated yields were continued reductions in problem loans and a competitive lending environment for new loans which resulted in a decrease in average portfolio loans of $41,214,000 and their yields by 0.21% (21 basis points). Interest expense declined by $865,000 in 2014 primarily as a result of a decline in average interest bearing liabilities of $39,856,000, with average interest bearing deposits declining by $31,579,000 and average FHLB advances declining by $7,960,000.

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

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
		Interest			Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$21,291	$1,096	5.15%	$23,991	$1,321	5.51%	$29,792	$1,678	5.63%
Real estate - residential	87,767	4,756	5.42%	94,482	5,275	5.58%	107,116	5,827	5.44%
Real estate - commercial	113,132	5,650	4.99%	115,541	6,350	5.50%	139,468	8,203	5.88%
Real estate - construction	30,828	1,609	5.22%	30,577	1,728	5.65%	36,808	2,050	5.57%
Student loans	42,610	1,204	2.83%	8,145	204	2.50%	-	-	-
Consumer	1,795	72	4.01%	1,692	84	4.96%	2,458	122	4.96%
Gross loans	297,423	14,387	4.84%	274,428	14,962	5.45%	315,642	17,880	5.66%
Investment securities	38,246	616	1.61%	54,566	1,182	2.17%	47,943	1,083	2.26%
Loans held for sale	11,487	446	3.88%	8,204	347	4.23%	13,772	564	4.10%
Federal funds and other	24,242	55	0.23%	38,805	87	0.22%	37,769	87	0.23%
Total interest earning assets	371,398	15,504	4.17%	376,003	16,578	4.41%	415,126	19,614	4.72%
Allowance for loan losses	(5,678)			(6,218)			(9,502)
Cash and due from banks	9,765			12,376			12,280
Premises and equipment, net	14,210			13,204			24,150
Other assets	36,906			43,107			36,417
Total assets	$426,601			$438,472			$478,471

Interest bearing deposits
Interest checking	43,450	79	0.18%	42,311	78	0.18%	42,655	102	0.24%
Money market	67,796	251	0.37%	66,866	251	0.38%	64,831	203	0.31%
Savings	20,282	37	0.18%	20,555	37	0.18%	20,649	59	0.29%
Certificates	163,956	2,114	1.29%	193,188	2,640	1.37%	226,364	3,302	1.46%
Total deposits	295,484	2,481	0.84%	322,920	3,006	0.93%	354,499	3,666	1.03%
Borrowings
Long-tern debt - trust preferred securities	9,922	213	2.15%	9,714	215	2.21%	8,764	238	2.72%
FHLB advances	9,027	170	1.88%	15,468	334	2.16%	23,428	513	2.19%
Other borrowings	1,390	3	0.22%	2,031	5	0.25%	3,298	8	0.24%
Total interest bearing liabilities	315,823	2,867	0.91%	350,133	3,560	1.02%	389,989	4,425	1.13%
Noninterest bearing deposits	75,127			62,612			57,955
Other liabilities	7,480			6,639			7,197
Total liabilities	398,430			419,384			455,141
Equity capital	28,171			19,088			23,330
Total liabilities and capital	$426,601			$438,472			$478,471

Net interest income before provision for loan losses		$12,637			$13,018			$15,189
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.26%			3.39%			3.59%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.40%			3.46%			3.66%

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

	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans	$450	$(926)	$(476)	$(2,979)	$(156)	$(3,135)
Investment securities	(305)	(261)	(566)	141	(42)	99
Fed funds sold and other	(32)	(1)	(33)	-	-	-
Total interest income	113	(1,188)	(1,075)	(2,838)	(198)	(3,036)

Interest expense
Deposits
Interest checking	2	(1)	1	(1)	(23)	(24)
Money market accounts	-	-	-	7	41	48
Savings accounts	-	-	-	-	(22)	(22)
Certificates of deposit	(383)	(144)	(527)	(463)	(199)	(662)
Total deposits	(381)	(145)	(526)	(457)	(203)	(660)
Borrowings
Long-term debt	(0)	(2)	(2)	(2)	(21)	(23)
FHLB Advances	(125)	(39)	(164)	(172)	(7)	(179)
Other borrowings	(2)	-	(2)	(3)	-	(3)
Total interest expense	(508)	(186)	(694)	(634)	(231)	(865)

Net interest income	$621	$(1,002)	$(381)	$(2,204)	$33	$(2,171)

Note: the combined effect on interest due to changes in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change due to volume and the change due to rate.

Provision for (recovery of) loan losses

The amount of the loan loss provision (recovery) is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.

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

The provision for (recovery of) loan losses by loan category is presented following (in thousands):

	2015		2014		2013
	Provision	Loans	Provision	Loans	Provision	Loans
	(Recovery)	Outstanding	(Recovery)	Outstanding	(Recovery)	Outstanding

Construction and land development	$286	$31,150	$(1,119)	$29,467	$(3,944)	$31,110
Commercial real estate	(866)	116,218	1,645	109,568	1,933	130,475
Consumer real estate	(1,143)	83,594	(159)	89,773	3,014	96,794
Commercial and industrial	(350)	20,086	(447)	22,165	145	26,254
Student	13	53,989	217	33,562	-	-
Consumer	60	1,734	(37)	1,611	25	1,930

	$(2,000)	$306,771	$100	$286,146	$1,173	$286,563

Overall the recovery of loan losses recorded for the year ended December 31, 2015 was due primarily to credit quality improvements and an enhanced model for evaluating inherent losses in the Bank’s loan portfolio. Improvements in credit quality are provided in the following schedule:

	December 31,
	2015	2014	2013

Classified assets	$15,375	$30,684	$61,690
Nonaccrual loans	3,718	7,478	18,647
Foreclosed real estate	6,249	12,638	16,742

During the fourth quarter of 2015, we adopted a software solution for the analysis of the allowance for loan losses. While our methodology of evaluating the adequacy of the allowance for loan losses generally did not change, the software is more robust in that it:

•	allows us to take a more measureable approach to our evaluation of qualitative factors such as economic conditions that may affect loss experience; and
•	is widely used by community banks which provides peer data that can be used as a benchmark for comparison to our analysis.

In addition to the adoption of the software solution for our analysis, we reviewed the last twenty years of historical loss data for peer banks in Virginia to assist us in our evaluation of environmental factors and other conditions that could affect the loan portfolio and the overall adequacy of the allowance for loan losses.

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. We concluded that the unallocated portion of the allowance was acceptable given the continued higher level of classified assets and was within a reasonable range around the estimate of losses. At December 31, 2015 the allowance for loan losses included an unallocated portion of approximately $59,000.

Discussion of the recovery of loan losses related to specific loan types are provided following:

•	The recovery of loan losses totaling $1,119,000 and $3,944,000 for the construction and land development loan portfolio during the years 2014 and 2013, respectively, was attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. In both years the general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 7.81% at December 31, 2012 to 4.82% at December 31, 2013 and to a net recovery of 0.27% at December 31, 2014. Also contributing to the declines in the general component were declines of approximately $1,643,000 and $12,945,000 in the outstanding loan balance of this portfolio at December 31, 2014 and 2013, respectively.

•	The recovery of loan losses totaling $866,000 for the commercial real estate portfolio in 2015 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.96% in 2014 to 0.57% in 2015. In addition, net charge-offs on this portfolio decreased from $1,220,000 in 2014 to $90,000 in 2015. Also contributing to the declines in the general component were declines of approximately $6,179,000 and $7,021,000 in the outstanding loan balance of this portfolio at December 31, 2015 and 2014, respectively.

•	The recovery of loan losses totaling $1,143,000 for the consumer real estate portfolio in 2015 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 1.36% in 2014 to 0.24% in 2015. In addition, net charge-offs on this portfolio decreased from $562,000 in 2014 to a recovery of $215,000 in 2015.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, gains and losses on sale of mortgage loans and securities held for sale, and rental income primarily on our previous headquarters building. Over the last three years the most significant noninterest income item has been gain on loan sales generated by the mortgage company, representing 60% in 2015, 56% in 2014, and 63% in 2013 of total noninterest income. Noninterest income amounted to $10,058,000 in 2015, $7,889,000 in 2014, and $12,255,000 in 2013.

Noninterest income increased by $2,169,000 in 2015 and is primarily attributable to an increase in the gain on sale of loans of $1,627,000, an increase in the gain on sale of investments of $216,000 and an increase in rental income of $140,000. In 2014 noninterest income decreased by $4,366,000 and is primarily attributable to a decrease in the gain on sale of loans of $3,295,000, decrease in gain on sale of investments of $427,000 and a decrease in the gain on sale of assets of $595,000, offset by an increase in service charges and fees on deposit accounts of $184,000.

The changes in the gains on sale of loans were due to changes in the mortgage lending market. Our mortgage subsidiary originated mortgage loans totaling $262 million in 2013, $160 million in 2014 and $207 million in 2015. The mortgage loan market declined overall in 2014 even though interest rates were at historic lows and had a negative impact on our mortgage loan production in that year. While the mortgage loan market improved in 2015, it was not as robust as in 2013.

The decrease in gain on sale of assets was a result of a branch sale completed in the first quarter of 2013, and the decrease in gain on sale of investments resulted from the sale of investments at a loss during 2014 as we positioned our securities portfolio for rising interest rates.

Noninterest expense

Noninterest expense includes all expenses of the Company with the exception of interest expense on deposits and borrowings, provision for loan losses and income taxes. Some of the primary components of noninterest expense are salaries and benefits, occupancy and equipment costs and expenses related to foreclosed real estate. Over the last three years, the most significant noninterest expense item has been salaries and benefits including commissions, representing 52%, 54% and 46% of noninterest expense in 2015, 2014 and 2013, respectively. Noninterest expense decreased from $30,278,000 in 2013 to $21,844,000 in 2014 while increasing to $24,049,000 in 2015.

The increase in noninterest expense of $2,205,000 in 2015 resulted primarily from the write down of assets held for sale of $2,649,000, increased salaries and benefits of $161,000, and increased commissions of $390,000, offset by declines in expense related to foreclosed assets of $1,091,000 and other noninterest expense of $267,000.

The write down of assets held for sale of $2,649,000 primarily relates to our previous headquarters building. We evaluate the net realizable value of this asset each quarter normally based on appraised value less selling costs. However, this write down results in a carrying value below appraised value net of selling costs because we believe that it is more representative of its net realizable value in the current commercial real estate market.

The decline in expenses related to foreclosed real estate was aided by gains of $862,000 offset by write downs of $690,000 on the sale of these properties.

The decrease in noninterest expense of $8,434,000 in 2014 resulted primarily from decreases in expenses related to foreclosed real estate of $5,838,000, salaries and benefits of $2,058,000, and occupancy expense of $374,000.

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

We did not recognize any income tax in 2015, 2014 and 2013 based on our valuation allowance.

The net deferred tax asset is included in other assets on the balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. Management determined that as of December 31, 2014, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance for all of the net deferred tax asset that is dependent on future earnings of the Company of approximately $12,274,000. At December 31, 2015, management continues to believe that the objective negative evidence represented by the Company’s prior losses outweighed the more subjective positive evidence and, as a result, maintains a valuation allowance at December 31, 2015 of $11,997,000. The net operating losses available to offset future taxable income amounted to $23,563,000 at December 31, 2015 and begin expiring in 2028; $1,257,000 of such amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $908,000 per year.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. Due to the Company’s adjusted capital level we were not subject to franchise tax expense for the years ended December 31, 2015, 2014 and 2013.

The Company is currently under an Internal Revenue Service (“IRS”) examination of its federal tax return for the year ended December 31, 2013. The outcome of this audit is currently unknown, but we do not believe it will have a material impact on the Company’s financial condition or results of operations.

Balance Sheet Analysis

Investment securities

At December 31, 2015 and 2014, all of our investment securities were classified as available for sale. Investment securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or, the maturity of such instruments, and thus believes that any impairment in value is interest rate related and therefore temporary. Available for sale securities included net unrealized losses of $665,000 and $976,000 at December 31, 2015 and 2014, respectively. As of December 31, 2015, management does not have the intent to sell any of the securities classified as available for sale and which have unrealized losses, and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

The Company sold approximately $8 million and $22 million of investment securities available for sale at a gain of $6,000 and loss of $210,000 in 2015 and 2014, respectively. The sale of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to the anticipated upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity. In 2014, approximately $15 million of the proceeds from the sale of these securities were used to purchase rehabilitated student loans that have variable interest rates that will increase as interest rates in general increase.

The following table presents the composition of our investment portfolio at the dates indicated (in thousands).

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
December 31, 2015
US Government Agencies
One to five years	$11,000	$11,270	$-	$(157)	$11,113	0.91%
Five to ten years	18,500	19,697	-	(403)	19,294	2.32%
More than ten years	3,312	3,319	-	(13)	3,306	0.85%
	32,812	34,286	-	(573)	33,713	1.51%
Mortgage-backed securities
One to five years	1,794	1,841	-	(28)	1,813	1.30%
More than ten years	1,149	1,202	1	(15)	1,188	1.34%
	2,943	3,043	1	(43)	3,001	1.35%
Municipals
More than ten years	1,130	1,255	-	(50)	1,205	3.72%
	1,130	1,255	-	(50)	1,205	3.72%

Total investment securities	$36,885	$38,584	$1	$(666)	$37,919	1.57%

December 31, 2014
US Government Agencies
One to Five years	$10,000	$10,324	$-	$(225)	$10,099	1.10%
Five to ten years	22,500	23,895	-	(647)	23,248	1.98%
	32,500	34,219	-	(872)	33,347	1.71%
Mortgage-backed securities
More than ten years	471	484	2	(2)	484	0.31%
Municipals
Five to ten years	1,000	1,131	-	(20)	1,111	2.50%
More than ten years	4,130	4,684	2	(86)	4,600	2.89%
	5,130	5,815	2	(106)	5,711	2.82%

Total investment securities	$38,101	$40,518	$4	$(980)	$39,542	1.85%

Loans

One of management’s objectives is to improve the quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies include seeking industry, loan type and loan size diversification in order to minimize credit concentration risk. Management also focuses on originating loans in markets with which the Company is familiar. Additionally, as a significant amount of the loan losses we have experienced in the past is attributable to construction and land development loans, our strategy has shifted from reducing this type of lending to closely manage the quality and concentration in these loan types.

Approximately 75% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. The composition of this real estate secured exposure is very different in 2015 than it was in 2011. Specifically, construction and land development accounted for 19% of loans in 2011 vs. 10% in 2015. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. Approximately 18% of the loan portfolio consists of rehabilitated student loans purchased by the Bank in 2015 and 2014 (see discussion following). Commercial and industrial loans plus owner-occupied commercial real estate loans represented $89 million, or 29%, of the portfolio at December 31, 2015. Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $2.5 million. Based on underwriting standards, these loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

The Bank purchased two portfolios of rehabilitated student loans guaranteed by the DOE totaling approximately $15 million on June 10, 2015 and approximately $8 million on October 23, 2015. The Bank had previously purchased two portfolios of approximately $19 million on July 29, 2014 and approximately $14 million on December 30, 2014. The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs. The Bank used excess liquidity to purchase the loans.

The following tables present the composition of our loan portfolio at the dates indicated and maturities of selected loans at December 31, 2015 (in thousands).

	December 31,
	2015	2014	2013	2012	2011

Construction and land development
Residential	$5,202	$4,315	$2,931	$2,845	$7,906
Commercial	25,948	25,152	28,179	41,210	72,621
Total construction and land development	31,150	29,467	31,110	44,055	80,527
Commercial real estate
Owner occupied	69,256	58,804	73,585	92,773	105,592
Non-owner occupied	38,037	38,892	43,868	54,551	54,059
Multifamily	8,537	11,438	11,560	7,979	6,680
Farmland	388	434	1,463	2,581	2,465
Total commercial real estate	116,218	109,568	130,476	157,884	168,796
Consumer real estate
Home equity lines	20,333	20,082	21,246	25,521	30,687
Secured by 1-4 family residential
First deeds of trust	56,776	61,837	66,872	80,788	93,219
Second deeds of trust	6,485	7,854	8,675	9,517	12,042
Total consumer real estate	83,594	89,773	96,793	115,826	135,948
Commercial and industrial loans (except those secured by real estate)	20,086	22,165	26,254	34,384	37,734
Guaranteed student loans	53,989	33,562
Consumer and other	1,734	1,611	1,930	2,761	4,865

Total loans	306,771	286,146	286,563	354,910	427,870
Deferred loan cost, net	670	722	683	788	768
Less: allowance for loan losses	(3,562)	(5,729)	(7,239)	(10,808)	(16,071)

Total loans, net	$303,879	$281,139	$280,007	$344,890	$412,567

		Fixed Rate			Variable Rate
	Within	1 to 5	After		1 to 5	After		Total
	1 Year	Years	5 Years	Total	Years	5 Years	Total	Maturities
Construction and land development
Residential	$5,176	$26	$-	$26	$-	$-	$-	$5,202
Commercial	11,142	4,753	-	4,753	4,974	5,079	10,053	25,948
Total construction and land development	16,318	4,779	-	4,779	4,974	5,079	10,053	31,150
Commercial real estate
Owner occupied	5,185	17,404	24,902	42,306	276	21,489	21,765	69,256
Non-owner occupied	1,678	10,785	5,222	16,007	486	19,866	20,352	38,037
Multifamily	40	1,341	1,213	2,554	-	5,943	5,943	8,537
Farmland	125	154	-	154	-	109	109	388
Total commercial real estate	7,028	29,684	31,337	61,021	762	47,407	48,169	116,218
Consumer real estate
Home equity lines	2,219	-	4,884	4,884	831	12,399	13,230	20,333
Secured by 1-4 family residential
First deeds of trust	4,405	16,687	5,130	21,817	904	29,650	30,554	56,776
Second deeds of trust	524	1,767	768	2,535	11	3,415	3,426	6,485
Total consumer real estate	7,148	18,454	10,782	29,236	1,746	45,464	47,210	83,594
Commercial and industrial loans (except those secured by real estate)	6,134	8,650	2,188	10,838	2,627	487	3,114	20,086
Guaranteed student loans	-	-	-	-	885	53,104	53,989	53,989
Consumer and other	201	1,198	335	1,533	-	-	-	1,734
	$36,829	$62,765	$44,642	$107,407	$10,109	$98,437	$162,535	$306,771

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

Overall the recovery of loan losses recorded for the year ended December 31, 2015 was due primarily to credit quality improvements and an enhanced model for evaluating inherent losses in the Bank’s loan portfolio. Improvements in credit quality are provided in the following schedule:

	December 31,
	2015	2014	2013

Classified assets	$15,375	$30,684	$61,690
Nonaccrual loans	3,718	7,478	18,647
Foreclosed real estate	6,249	12,638	16,742

During the fourth quarter of 2015, we adopted a software solution for the analysis of the allowance for loan losses. While our methodology of evaluating the adequacy of the allowance for loan losses generally did not change, the software is more robust in that it:

•	allows us to take a more measureable approach to our evaluation of qualitative factors such as economic conditions that may affect loss experience; and
•	is widely used by community banks which provides peer data that can be used as a benchmark for comparison to our analysis.

In addition to the adoption of the software solution for our analysis, we reviewed the last twenty years of historical loss data for peer banks in Virginia to assist us in our evaluation of environmental factors and other conditions that could affect the loan portfolio and the overall adequacy of the allowance for loan losses.

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. We concluded that the unallocated portion of the allowance was acceptable given the continued higher level of classified assets and was within a reasonable range around the estimate of losses. At December 31, 2015 the allowance for loan losses included an unallocated portion of approximately $59,000.

Discussion of the recovery of loan losses related to specific loan types are provided following:

•	The recovery of loan losses totaling $1,119,000 and $3,944,000 for the construction and land development loan portfolio during the years 2014 and 2013, respectively, was attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. In both years the general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 7.81% at December 31, 2012 to 4.82% at December 31, 2013 and to a net recovery of 0.27% at December 31, 2014. Also contributing to the declines in the general component were declines of approximately $1,643,000 and $12,945,000 in the outstanding loan balance of this portfolio at December 31, 2014 and 2013, respectively.

•	The recovery of loan losses totaling $866,000 for the commercial real estate portfolio in 2015 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.96% in 2014 to 0.57% in 2015. In addition, net charge-offs on this portfolio decreased from $1,220,000 in 2014 to $90,000 in 2015. Also contributing to the declines in the general component were declines of approximately $6,179,000 and $7,021,000 in the outstanding loan balance of this portfolio at December 31, 2015 and 2014, respectively.

•	The recovery of loan losses totaling $1,143,000 for the consumer real estate portfolio in 2015 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 1.36% in 2014 to 0.24% in 2015. In addition, net charge-offs on this portfolio decreased from $562,000 in 2014 to a recovery of $215,000 in 2015.

The allowance for loan losses was $3,562,000, $5,729,000 and $7,239,000 at December 31, 2015, 2014 and 2013, respectively. The ratio of the allowance for loan losses to gross loans was 1.16% at December 31, 2015, 2.00% at December 31, 2014, and 2.52% December 31, 2013. However, excluding the student loan portfolio which is guaranteed by the DOE for 98% of principal and interest, the ratio was 1.36%, 2.26% and 2.52% for at December 31, 2015, 2014 and 2013, respectively. The allowance for loan losses as a percentage of net loans decreased in 2015 to 1.16% primarily as a result of the recovery of loan losses of $2,000,000 while portfolio loans of $252,782,000, excluding student loans, remained consistent with the prior year amount of $252,584,000. The allowance for loan losses as a percentage of net loans decreased in 2014 to 2.00% primarily as a result of the decline in portfolio loans of $33,979,000, excluding student loans, as well as significant charge-offs recognized during the year for which specific provisions for loan losses had been previously provided. We believe the amount of the allowance for loan losses at December 31, 2015 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (dollars in thousands).

	Year Ended December 31,
	2015	2014	2013	2012	2011

Beginning balance	$5,729	$7,239	$10,808	$16,071	$7,312
Provision for loan losses	(2,000)	100	1,173	9,095	18,764
Charge-offs
Construction and land development
Residential			-	(797)	(66)
Commercial	(252)	(100)	(279)	(5,645)	(4,293)
Commercial real estate
Owner occupied	(127)	(631)	(454)	(961)	(150)
Non-owner occupied	-	(518)	(619)	(431)	(343)
Multifamily			-	(10)	(83)
Farmland	-	(96)	(896)	-	-
Consumer real estate
Home equity lines	(62)	(476)	(266)	(884)	(1,232)
Secured by 1-4 family residential
First deed of trust	(103)	(277)	(1,953)	(3,220)	(1,129)
Second deed of trust	(55)	(86)	(367)	(663)	(363)
Commercial and industrial (except those secured by real estate)	(162)	(172)	(760)	(1,880)	(2,160)
Consumer and other	(55)	(25)	(64)	(408)	(249)
	(816)	(2,381)	(5,658)	(14,899)	(10,068)
Recoveries
Construction and land development
Residential	2	2	102	45	9
Commercial	49	44	424	14	10
Commercial real estate
Owner occupied	33	-	43	200	-
Non-owner occupied	4	25	20	-	-
Consumer real estate
Home equity lines	5	15	9	13	3
Secured by 1-4 family residential
First deed of trust	380	72	94	86	36
Second deed of trust	50	190	38	21	-
Commercial and industrial (except those secured by real estate)	100	401	177	155	3
Consumer and other	26	22	9	7	2
	649	771	916	541	63
Net charge-offs	(167)	(1,610)	(4,742)	(14,358)	(10,005)

Ending balance	$3,562	$5,729	$7,239	$10,808	$16,071

Loans outstanding at end of period(1)	$307,441	$286,868	$287,246	$355,698	$428,639
Ratio of allowance for loan losses as a percent of loans outstanding at end of period	1.16%	2.00%	2.52%	3.04%	3.75%

Average loans outstanding for the period(1)	$297,423	$274,429	$315,642	$394,680	$441,441
Ratio of net charge-offs to average loans outstanding for the period	0.06%	0.59%	1.50%	3.64%	2.27%

(1) Loans are net of unearned income.

Charge-offs decreased from $2,381,000 in 2014 to $816,000 in 2015 which represents the lowest level of charge-offs for the last five years. This reflects an improvement in credit quality that mirrors the overall improvement in the local economy.

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

	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
	Total	%	Total	%	Total	%	Total	%	Total	%
	(dollars in thousands)
Construction and land development
Residential	$30	0.8%	$34	0.6%	$135	1.9%	$495	4.6%	$705	4.4%
Commercial	291	8.2%	202	3.5%	1,274	17.6%	4,612	42.6%	6,798	42.3%
Commercial real estate
Owner occupied	1,167	32.8%	1,837	32.1%	1,200	16.6%	1,359	12.6%	1,496	9.3%
Non-owner occupied	460	12.9%	607	10.6%	670	9.3%	817	7.6%	1,549	9.6%
Multifamily	51	1.4%	77	1.3%	19	0.3%	23	0.2%	407	2.5%
Farmland	17	0.5%	130	2.3%	337	5.9%	-	0.0%	-	0.0%
Consumer real estate
Home equity lines	448	12.6%	469	8.2%	424	7.4%	658	6.1%	860	5.4%
Secured by 1-4 family residential
First deed of trust	602	16.9%	1,345	23.5%	1,992	34.8%	1,358	12.6%	1,881	11.7%
Second deed of trust	111	3.1%	275	4.8%	394	6.9%	223	2.1%	397	2.5%
Commercial and industrial (except those secured by real estate)	94	2.6%	506	8.8%	724	12.6%	1,162	10.7%	1,657	10.3%
Guranteed student loans	230	6.5%	217	3.8%	-	-	-	0.0%	-	0.0%
Consumer and other	61	1.7%	30	0.5%	70	1.2%	101	0.9%	321	2.0%

Total	$3,562	100.0%	$5,729	100.0%	$7,239	114.4%	$10,808	100.0%	$16,071	100.0%

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands).

	December 31,
	2015	2014	2013	2012	2011

Nonaccrual loans	$3,718	$7,478	$18,647	$25,605	$48,097
Foreclosed properties	6,249	12,638	16,742	20,204	9,177
Total nonperforming assets	$9,967	$20,116	$35,389	$45,809	$57,274

Restructured loans (not included in nonaccrual loans above)	$14,260	$24,812	$28,236	$30,167	$37,001

Loans past due 90 days and still accruing (1)	$8,590	$719	$60	$115	$1,172

Nonperforming assets to loans (2)	3.2%	7.0%	12.3%	12.9%	13.4%

Nonperforming assets to total assets	2.4%	4.6%	8.0%	9.0%	9.8%

Allowance for loan losses to nonaccrual loans	95.8%	76.6%	38.8%	42.2%	33.4%

(1) All loans 90 days past due and still accruing at December 31, 2015 and 2014 are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

The following table presents an analysis of the changes in nonperforming assets for 2015 (in thousands).

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2014	$7,478	$12,638	$20,116
Additions	2,431	15	2,446
Loans placed back on accrual	(2,766)	-	(2,766)
Transfers to OREO	(461)	461	-
Repayments	(2,234)	-	(2,234)
Charge-offs	(730)	(690)	(1,420)
Sales	-	(6,175)	(6,175)

Balance December 31, 2015	$3,718	$6,249	$9,967

The decrease in nonaccrual loans during 2015 was a result of management’s efforts to resolve nonperforming assets as well as an improving economy. In early 2012, we formed a special assets group within the Bank to focus solely on the resolution of nonperforming assets. The overall decline in nonperforming assets of $10,149,000 in 2015 was primarily the result of the resolution of these assets through sale of the underlying collateral of $6,175,000 and repayments of $2,234,000.

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

Of the total nonaccrual loans of $3,718,000 at December 31, 2015 that were considered impaired, 12 loans totaling $2,112,000 had specific allowances for loan losses totaling $370,000. This compares to $7,478,000 in nonaccrual loans at December 31, 2014 of which 14 loans totaling $3,332,000 had specific allowances for loan losses of $1,108,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $146,000, $224,000 and $1,093,000 for 2015, 2014 and 2013, respectively. Student loans totaling $8,590,000 and $720,000 at December 31, 2015 and 2014, respectively, were past due 90 days or more and interest was still being accrued as principal and interest on such loans have a 98% guarantee by the DOE. The 2% not covered by the DOE guarantee is provided for in the allowance for loan losses.

Other real estate owned consists of assets acquired through or in lieu of foreclosure. $5,424,000 of the $6,249,000 other real estate owned at December 31, 2015, or 87%, relates to loans previously classified as construction loans.

Deposits

The following table gives the composition of our deposits at the dates indicated (dollars in thousands).

	December 31, 2015		December 31, 2014		December 31, 2013
	Amount	%	Amount	%	Amount	%

Demand accounts	$78,282	21.5%	$77,496	20.5%	$57,244	14.7%
Interest checking accounts	44,256	12.1%	42,924	11.3%	43,691	11.2%
Money market accounts	64,841	17.8%	64,987	17.2%	63,357	16.2%
Savings accounts	19,403	5.3%	20,643	5.4%	20,229	5.2%
Time deposits of $100,000 and over	72,745	19.9%	75,559	19.9%	94,245	24.1%
Other time deposits	85,321	23.4%	97,251	25.7%	111,862	28.6%

Total	$364,848	100.0%	$378,860	100.0%	$390,628	100.0%

Total deposits decreased by 3.6%, 3.0% and 10.5% in 2015, 2014 and 2013, respectively. The decline in deposits in 2015 and 2014 was a result of repricing maturing time deposits at rates below market for noncore depositors. In reducing deposits, we targeted higher cost deposits to reduce our overall cost of funds. Higher cost time deposits declined as a percentage of total deposits from 52.7% at December 31, 2013 to 45.6% at December 31, 2014 and to 43.3% at December 31, 2015.

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

	Year Ended December 31,
	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand accounts	$75,127		$62,612		$57,955
Interest-bearing deposits
Interest checking accounts	43,450	0.18%	42,311	0.18%	42,655	0.24%
Money market accounts	67,796	0.37%	66,866	0.38%	64,831	0.31%
Savings accounts	20,282	0.18%	20,555	0.18%	20,649	0.29%
Time deposits of $100,000 and over	72,989	1.41%	105,829	1.20%	104,526	1.51%
Other time deposits	90,967	1.19%	87,359	1.56%	121,838	1.42%
Total interest-bearing deposits	295,484	0.84%	322,920	0.93%	354,499	1.04%

Total average deposits	$370,611		$385,532		$412,454

With short-term interest rates remaining at historic lows throughout the last few years, we were able to significantly reduce the interest rates paid on deposits, particularly on longer term certificates of deposit, as higher rate certificates of deposit matured in 2015 and 2014.

The following table is a schedule of maturities for time deposits of $100,000 or more at December 31, 2015 (in thousands).

Due within three months	$11,042
Due after three months through six months	12,745
Due after six months through twelve months	17,569
Over twelve months	31,389

$72,745

The Dodd-Frank Act permanently raises the current standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Borrowings

We utilize borrowings to supplement deposits to address funding or liability duration needs.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $6,000,000 and $14,000,000 at December 31, 2015 and 2014, respectively. The FHLB advances are secured by the pledge of investment securities and cash. Available borrowings at December 31, 2015 were approximately $508,000 based on currently pledged collateral; however, with additional pledges, the Company could be granted up to 15% of assets in advances.

Federal funds purchased represent unsecured and secured borrowings from other banks and generally mature daily. We did not have any purchased federal funds at December 31, 2015 or 2014.

Other borrowings decreased by $2,794,000, from $3,302,000 at December 31, 2014 to $508,000 at December 31, 2015. These borrowings represent business checking sweep accounts that bear interest and are secured by pledged securities.

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

At December 31, 2015, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	Contract	Contract
	Amount	Amount
	2015	2014

Undisbursed credit lines	$46,656	$38,064
Commitments to extend or originate credit	9,132	9,207
Standby letters of credit	1,484	1,571

Total commitments to extend credit	$57,272	$48,842

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

Capital resources

Shareholders’ equity at December 31, 2015 was $30,359,000, compared to $19,058,000 at December 31, 2014 and $18,244,000 at December 31, 2013. The $11,301,000 increase in shareholders’ equity in 2015 is primarily due to the Rights Offering to shareholders and concurrent Standby Offering completed in March 2015. Net cash proceeds from the offering amounted to $8,717,000. In addition, as part of the Standby Offering, $2,215,000 in accrued and unpaid dividends on our preferred stock was forgiven. Shareholders’ equity was also increased by $646,000 from net income for the year and decreased by dividends on preferred stock of $674,000.

The $814,000 increase in shareholders’ equity in 2014 is primarily due to the improvement in the market value of available for sale investments of $3,108,000, offset by the net loss of $1,037,000 and dividends on preferred stock of $1,386,000.

On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under the TARP Program. The TARP Program is a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers. Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 31,190 shares of the Company’s common stock at a purchase price of $70.88 per share. The preferred stock issued by the Company under the TARP Program carried a 5% dividend until May 1, 2014, and now carries a 9% dividend. In November 2013, the Company participated in a successful auction of the Company’s preferred stock securities by the U.S. Treasury that resulted in the purchase of the securities by private and institutional investors. The U.S. Treasury continues to own the warrants. This freed the Company from some constraints and costs that were in place while the U.S. Treasury held the securities.

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

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the TARP Program preferred stock or trust preferred capital notes without prior regulatory approval. In addition, the MOU with the Supervisory Authorities provides that the Bank will not pay any dividends without regulatory approval. At December 31, 2015, the aggregate amount of all of the Company’s total accrued but deferred dividend payments on its preferred stock was $2,077,000 (included in other liabilities on the Balance Sheet in the Consolidated Financial Statements) and accrued but unpaid interest on its trust preferred securities was $1,273,000 (included in accrued interest payable on the Balance Sheet in the Consolidated Financial Statements).

The Company received notification on February 26, 2016 from the Reserve Bank approving the payment of all accrued and deferred interest payments on trust preferred securities bringing the Company current as of March 2016.

On December 4, 2013 the Company issued 67,907 new shares of common stock through a private placement to directors and executive officers. The sale raised $1,684,075 in new capital for the Company. The $24.80 sale price for the common shares was the stock’s book value at September 30, 2013, which represented a 30% premium over the closing price of the stock on December 3, 2013.

On August 6, 2014, the Company filed Articles of Amendment to its Articles of Incorporation with the Virginia State Corporation Commission to effect a 1-for-16 reverse stock split of its outstanding common stock. The Articles of Amendment became effective on August 8, 2014. As a result of the reverse split, every sixteen shares of the Company’s issued and outstanding common stock were consolidated into one issued and outstanding share of common stock.

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

On December 22, 2015 The Bank received notification from the FDIC and the BFI that the Consent Order under which the Bank has been operating since February 3, 2012 was terminated effective December 14, 2015. The Consent Order was terminated as a result of the steps the Company and the Bank took to, among other things, improve asset quality, increase capital, augment management and board oversight, and increase earnings. In place of the Consent Order, the Bank’s board of directors has made certain written assurances to the FDIC and BFI in the MOU concerning asset quality, earnings, regulatory violations, minimum capital levels, asset growth, restrictions on paying dividends and a requirement to furnish progress reports to the FDIC and BFI. The MOU is considered an informal regulatory action.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands).

	December 31,
	2015	2014	2013

Tier 1 capital
Total bank equity capital	$38,665	$30,158	$27,574
Net unrealized loss on available-for-sale securities	439	644	3,753
Defined benefit postretirement plan	69	77	86
Disallowed intangible assets	(40)	(198)	(295)
Total Tier 1 capital	39,133	30,681	31,118

Tier 2 capital
Allowance for loan losses	3,562	3,572	4,075
Total Tier 2 capital	3,562	3,572	4,075

Total risk-based capital	42,695	34,253	35,193

Risk-weighted assets	$304,611	$283,581	$322,853

Average assets	$419,398	$427,113	$449,606

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	9.33%	7.18%	6.92%
Common equity tier 1 capital ratio (CET 1)	12.85%	N/A	N/A
Tier 1 capital to risk-weighted assets	12.85%	10.82%	9.64%
Total capital to risk-weighted assets	14.02%	12.08%	10.90%
Equity to total assets	9.25%	7.02%	6.24%

Under new capital guidelines discussed more fully following, the Bank must identify high volatility commercial real estate (“HVCRE”) loans, which are defined as a credit facility that, prior to conversion to permanent financing, finances or has financed the acquisition, development, or construction of real property, unless the facility finances (1) one to four family residential properties; (2) certain community development projects; (3) the purchase or development of agricultural land; (4) commercial real estate projects that meet the criteria in the rule, including criteria regarding the loan-to-value ratio and capital contributions to the project. Under the new guidelines, HVCRE loans are risk weighted at 150% for capital ratios purposes, rather than 100% as with other loans.

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Bank met the ratio requirements to be categorized as a “well capitalized” institution as of December 31, 2015, 2014 and 2013. However, due to the minimum capital ratios required by the prior Consent Order, the Bank was considered adequately capitalized in 2014 and 2013. The MOU requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 12%. Primarily as a result of the Company’s Rights Offering and Standby Offering completed on March 27, 2015, the Bank’s leverage ratio increased to 9.33% and the total capital to risk weighted assets ratio increased to 14.02% at December 31, 2015, exceeding the ratios required by the MOU.

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

At December 31, 2015 and 2014, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $55,181,000 and $88,645,000, or 13.0% and 20.0% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $5,968,000 of these securities are pledged against borrowings. Therefore, the related borrowings would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $10 million for which there were no borrowings against the lines at December 31, 2015.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2015 was $2.7 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 15% of assets. Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At December 31, 2015, we had commitments to originate $57,272,000 of loans. Fixed commitments to incur capital expenditures were approximately $275,000 at December 31, 2015. Certificates of deposit scheduled to mature or reprice in the 12-month period ending December 31, 2016 total $87,894,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

During the fourth quarter of 2015, we adopted a software solution for the analysis of the allowance for loan losses. While our methodology of evaluating the adequacy of the allowance for loan losses generally did not change, the software is more robust in that it:

•	allows us to take a more measureable approach to our evaluation of qualitative factors such as economic conditions that may affect loss experience; and
•	is widely used by community banks which provides peer data that can be used as a benchmark for comparison to our analysis.

In addition to the adoption of the software solution for our analysis, we reviewed the last twenty years of historical loss data for peer banks in Virginia to assist us in our evaluation of environmental factors and other conditions that could affect the loan portfolio and the overall adequacy of the allowance for loan losses.

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

Real estate acquired in settlement of loans

Real estate acquired in settlement of loans represents properties acquired through foreclosure or physical possession.  Write-downs to fair value of foreclosed assets less estimate costs to sell at the time of transfer are charged to allowance for loan losses.  Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs. If fair value declines subsequent to foreclosure a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance at December 31, 2015 was $1,748,000.   Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties.  The evaluation of these factors involves subjective estimates and judgments that may change.

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income.  Management determined that as of December 31, 2014, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance for all of the net deferred tax asset that is dependent on future earnings of the Company of approximately $12,274,000. At December 31, 2015, management continues to believe that the objective negative evidence represented by the Company’s prior losses outweighed the more subjective positive evidence and, as a result, maintains a valuation allowance at December 31, 2015 of $11,807,000.

The Company is currently under an IRS examination of its federal tax return for the year ended December 31, 2013. The outcome of this audit is currently unknown, but we do not believe it will have a material impact on the Company’s financial condition or results of operations.

New accounting standards

In January 2014, the FASB issued ASU 2014-01, “Investments – Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects”.  This ASU applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes.  The amendments in the ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Those not electing the proportional amortization method would account for the investment using the equity method or cost method.  The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2014.  The adoption of this guidance did not have a material effect on the Company’s financial condition or results of operations.

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors”.  ASU 2014-04 clarifies when a creditor should be considered to have received physical possession of residential real estate property during a foreclosure.  ASU 2014-04 establishes a loan receivable should be derecognized and the real estate property recognized upon the creditor obtaining legal title to the residential real estate property upon completion of foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan.  The provisions of ASU 2014-04 are effective for annual periods beginning after December 15, 2014.  The adoption of this guidance did not have a material effect on the Company’s financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASU requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, with early adoption prohibited. In August 2015 the FASB issued ASU 2015-14 which changed the effective date by one year. The company is evaluating the effect ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation-Stock Compensation”. The guidance in this ASU requires that a performance target that affects vesting and that could be achieved after the requisite service is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite period, the remaining unrecognized cost should be recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2015. The Company does not expect this ASU to have a significant impact on its financial condition or results of operations.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 eliminates the guidance in Topic 740, “Income Taxes”, that required an entity to separate deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance in this ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect this ASU to have a significant impact on its financial condition or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in Other Comprehensive Income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The Update provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The Update also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is only permitted for the provision related to instrument-specific credit risk. The Company is currently assessing the impact of ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”. This ASU requires lessees to recognize assets and liabilities arising from most operating leases on the statement of financial position. The Company is currently evaluating the impact of ASU 2016-02, which is effective for the Company on January 1, 2019.

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

Report of Independent Registered Public Accounting Firm

Board of Directors

Village Bank and Trust Financial Corp.

Midlothian, Virginia

We have audited the accompanying consolidated balance sheets of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Richmond, Virginia

March 30, 2016

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Balance Sheets

December 31, 2015 and 2014

(dollars in thousands, except per share data)

	2015	2014
Assets
Cash and due from banks	$17,076	$25,115
Federal funds sold	186	23,988
Total cash and cash equivalents	17,262	49,103
Investment securities available for sale	37,919	39,542
Loans held for sale	14,373	9,914
Loans
Outstandings	306,771	286,146
Allowance for loan losses	(3,562)	(5,729)
Deferred fees and costs, net	670	722
Total loans, net	303,879	281,139
Other real estate owned, net of valuation allowance	6,249	12,638
Assets held for sale	12,631	13,502
Premises and equipment, net	13,671	14,301
Bank owned life insurance	7,130	6,947
Accrued interest receivable	2,060	1,372
Other assets	4,767	5,546

	$419,941	$434,004

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$78,282	$77,496
Interest bearing	286,566	301,364
Total deposits	364,848	378,860
Federal Home Loan Bank advances	6,000	14,000
Long-term debt - trust preferred securities	8,764	8,764
Other borrowings	508	3,302
Accrued interest payable	1,346	1,167
Other liabilities	8,116	8,853
Total liabilities	389,582	414,946

Shareholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference, 1,000,000 shares authorized; 5,715 shares issued and outstanding at December 31, 2015 14,738 shares issued and outstanding December 31, 2014	23	59
Common stock, $4 par value - 10,000,000 shares authorized; 1,417,775 shares issued and outstanding at December 31, 2015 350,622 shares issued and outstanding at December 31, 2014	5,562	1,339
Additional paid-in capital	58,497	58,188
Accumulated deficit	(33,948)	(40,539)
Common stock warrant	732	732
Stock in directors rabbi trust	(1,034)	(878)
Directors deferred fees obligation	1,034	878
Accumulated other comprehensive loss	(507)	(721)
Total shareholders' equity	30,359	19,058

	$419,941	$434,004

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Operations

Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands, except per share data)

	2015	2014	2013
Interest income
Loans	$14,833	$15,309	$18,444
Investment securities	616	1,182	1,083
Federal funds sold	55	87	87
Total interest income	15,504	16,578	19,614

Interest expense
Deposits	2,481	3,006	3,666
Borrowed funds	386	554	759
Total interest expense	2,867	3,560	4,425

Net interest income	12,637	13,018	15,189
(Recovery of) provision for loan losses	(2,000)	100	1,173
Net interest income after (recovery of) provision for loan losses	14,637	12,918	14,016

Noninterest income
Service charges and fees	2,520	2,245	2,314
Gain on sale of loans	6,076	4,449	7,744
Gain (loss) on sale of investment securities	6	(210)	217
Rental income	1,105	965	854
Other	351	440	1,126
Total noninterest income	10,058	7,889	12,255

Noninterest expense
Salaries and benefits	10,846	10,685	11,905
Commissions	1,555	1,165	2,003
Occupancy	1,730	1,690	2,064
Equipment	765	708	715
Write down of assets held for sale	2,649	-	-
Supplies	278	344	436
Professional and outside services	2,930	2,550	2,420
Advertising and marketing	325	321	249
Foreclosed assets, net	153	1,244	7,082
FDIC insurance premium	916	968	1,048
Other operating expense	1,902	2,169	2,356
Total noninterest expense	24,049	21,844	30,278

Income (loss) before income taxes	646	(1,037)	(4,007)
Income tax expense	-	-	-

Net Income (loss)	646	(1,037)	(4,007)

Preferred stock dividends and amortization of discount	(674)	(1,436)	(886)
Preferred stock principal forgiveness	4,404	-	-
Preferred stock dividend forgiveness	2,215	-	-
Net income (loss) available to common shareholders	$6,591	$(2,473)	$(4,893)

Earnings (loss) per share, basic	$5.65	$(7.39)	$(18.06)
Earnings (loss) per share, diluted	$5.49	$(7.39)	$(18.06)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands)

	2015	2014	2013

Net income (loss)	$646	$(1,037)	$(4,007)
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	317	4,499	(5,359)
Tax effect	108	1,529	(1,822)
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	209	2,970	(3,537)

Reclassification adjustment
Reclassification adjustment for (gains) losses realized in net income (loss)	(6)	210	(217)
Tax effect	(2)	72	(74)
Reclassification for (gains) losses included in net income (loss), net of tax	(4)	138	(143)

Minimum pension adjustment	14	14	13
Tax effect	5	5	5
Minimum pension adjustment, net of tax	9	9	8

Total other comprehensive income (loss)	214	3,117	(3,672)

Total comprehensive income (loss)	$860	$2,080	$(7,679)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Shareholders' Equity

Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands)

								Directors	Accumulated
			Additional	Retained		Discount on	Stock in	Deferred	Other
	Preferred	Common	Paid-in	Earnings		Preferred	Directors	Fees	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Stock	Rabbi Trust	Obligation	Income (loss)	Total

Balance, December 31, 2012	$59	$17,007	$40,705	$(33,173)	$732	$(199)	$-	$-	$(166)	$24,965
Amortization of preferred stock discount	-	-	-	(149)	-	149	-	-	-	-
Preferred stock dividend	-	-	-	(737)	-	-	-	-	-	(737)
Issuance of common stock	-	4,346	(2,662)	-	-	-	-	-	-	1,684
Stock based compensation	-	-	11	-	-	-	-	-	-	11
Minimum pension adjustment (net of income taxes of $5)	-	-	-	-	-	-	-	-	8	8
Net loss	-	-	-	(4,007)	-	-	-	-	-	(4,007)
Directors deferred fees	-	-	-	-	-	-	(878)	878	-	-
Change in unrealized gain on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	(3,680)	(3,680)

Balance, December 31, 2013	59	21,353	38,054	(38,066)	732	(50)	(878)	878	(3,838)	18,244
Amortization of preferred stock discount	-	-	-	(50)	-	50			-	-
Preferred stock dividend	-	-	-	(1,386)	-	-			-	(1,386)
Reverse stock split		(20,019)	20,019							-
Issuance of common stock	-	5	(16)	-	-	-			-	(11)
Stock based compensation	-	-	131	-	-	-			-	131
Minimum pension adjustment (net of income taxes of $5)	-	-	-	-	-	-			9	9
Net loss	-	-	-	(1,037)	-	-			-	(1,037)
Change in unrealized gain on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	3,108	3,108

Balance, December 31, 2014	59	1,339	58,188	(40,539)	732	-	(878)	878	(721)	19,058
Preferred stock dividend	-	-	-	(674)	-	-				(674)
Restricted stock issuance		16	(95)	-	-		(156)	156		(79)
Issuance of common stock, net of offereing expense of $1,200	-	2,875	5,842	-	-		-	-	-	8,717
Preferred stock exchanged for common stock	(18)	1,332	(1,314)	-	-		-	-	-	-
Preferred stock principal forgiveness	(18)	-	(4,386)	4,404	-	-	-	-	-	-
Preferred stock dividend forgiveness	-	-	-	2,215	-	-	-	-	-	2,215
Stock based compensation	-	-	262	-	-	-	-	-	-	262
Minimum pension adjustment (net of income taxes of $5)	-	-	-	-	-	-	-	-	9	9
Net income	-	-	-	646	-	-	-	-	-	646
Change in unrealized gain on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	205	205

Balance, December 31, 2015	$23	$5,562	$58,497	$(33,948)	$732	$-	$(1,034)	$1,034	$(507)	$30,359

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands)

	2015	2014	2013

Cash Flows from Operating Activities
Net income (loss)	$646	$(1,037)	$(4,007)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	843	681	1,311
Deferred income taxes	277	(401)	(1,852)
Valuation allowance deferred income taxes	(277)	334	1,781
Provision for (recovery of) loan losses	(2,000)	100	1,173
Write-down of other real estate owned	690	1,642	-
Valuation allowance other real estate owned	(35)	(720)	4,929
Write-down of assets held for sale	2,649	-	-
(Gain) loss on securities sold	(6)	210	(217)
Gain on loans sold	(6,076)	(4,449)	(7,744)
(Gain) loss on sale and disposal of premises and equipment	12	(3)	(598)
(Gain) loss on sale of other real estate owned	(862)	(142)	381
Stock compensation expense	262	131	11
Proceeds from sale of mortgage loans	208,479	162,983	285,310
Origination of mortgage loans for sale	(206,862)	(160,077)	(261,749)
Amortization of premiums and accretion of discounts on securities, net	287	396	417
Decrease (increase) in interest receivable	(688)	114	190
Increase in bank owned life insurance	(183)	(182)	(189)
Decrease (increase) in other assets	(190)	(138)	1,110
Increase in interest payable	179	74	181
Increase (decrease) in other liabilities	505	2,736	(2,279)
Net cash (used in) provided by operating activities	(2,350)	2,252	18,159

Cash Flows from Investing Activities
Purchases of available for sale securities	(6,748)	-	(54,107)
Proceeds from the sale or calls of available for sale securities	8,401	22,310	15,737
Net decrease (increase) in loans	(21,181)	(8,860)	56,562
Proceeds from sale of other real estate owned	7,037	10,952	5,301
Purchases of premises and equipment	(1,080)	(2,587)	(106)
Proceeds from sale of premises and equipment	-	17	1,681
Net cash (used in) provided by investing activities	(13,571)	21,832	25,068

Cash Flows from Financing Activities
Issuance of common stock	(79)	(11)	1,684
Net proceeds from sale of common stock, net of expenses of $990	8,965	-	-
Net decrease in deposits	(14,012)	(11,768)	(45,695)
Net decrease in Federal Home Loan Bank Advances	(8,000)	(4,000)	(10,000)
Net increase (decrease) in other borrowings	(2,794)	589	(2,138)
Net cash used in financing activities	(15,920)	(15,190)	(56,149)

Net increase (decrease) in cash and cash equivalents	(31,841)	8,894	(12,922)
Cash and cash equivalents, beginning of period	49,103	40,209	53,131

Cash and cash equivalents, end of period	$17,262	$49,103	$40,209

Supplemental Disclsoure of Cash Flow Information
Cash payments for interest	$2,688	$3,486	$4,244
Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$461	$7,628	$7,149
Assets moved to held for sale	$831	$-	$-
Accrual of additions on held for sale	$547	$-	$-
Dividends on preferred stock accrued	$674	$1,386	$737
Non-Cash conversion of preferred shares	$4,619	$-	$-
Forgiveness of principal and accrued dividends	$6,619	$-	$-

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

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

Loans held for sale

The Company, through the Bank’s mortgage banking subsidiary, Village Bank Mortgage, originates residential mortgage loans for sale in the secondary market. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on an aggregate basis as determined by outstanding commitments from investors. Upon entering into a commitment to originate a loan, the Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist that the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. Gains on the sale of loans totaling approximately $6,076,000, $4,449,000 and $7,744,000 were realized during the years ended December 31, 2015, 2014 and 2013, respectively.

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

At December 31, 2015, Village Mortgage had rate lock commitments to originate mortgage loans aggregating approximately $9,132,000 and loans held for sale of approximately $14,373,000. Village Mortgage has entered into corresponding commitments with third party investors to sell loans of approximately $23,505,000. Under the best efforts contractual relationship with these investors, Village Mortgage is obligated to sell the loans, and the investor is obligated to purchase the loans, only if the loans close. No other obligation exists. As a result of these best efforts contractual relationships with these investors Village Mortgage is not exposed to losses, nor will it realize gains, related to its rate lock commitments due to changes in interest rates.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. Our transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2015, 2014 and 2013, and the sale of residential mortgage loans in the secondary market; the extent of which are disclosed in the Consolidated Statements of Cash Flows.

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

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contractual amount of standby letters of credit, whose contract amount represent credit risk was approximately $1,484,000 at December 31, 2015 and approximately $1,571,000 at December 31, 2014.

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

Real estate acquired in settlement of loans

Real estate acquired through or in lieu of foreclosure is initially recorded at estimated fair value less estimated selling costs. Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. If fair value declines subsequent to foreclosure a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance at December 31, 2015 was $1,748,000.  Costs relating to the development and improvement of such property are capitalized when appropriate, whereas those costs relating to holding the property are expensed.

Assets held for sale

Assets held for sale at December 31, 2015 are the Company’s previous headquarters building at the Watkins Centre and a branch building we previously closed. They were transferred from premises and equipment to assets held for sale at cost less accumulated depreciation at the date of transfer, December 31, 2013 and June 29, 2015 respectively, which were lower than their respective fair values, adjusted for net selling costs, at that date. The Company periodically evaluates the value of assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.

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

Consolidated statements of cash flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks (including cash items in process of collection), interest-bearing deposits with banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash flows from loans originated by the Bank and deposits are reported net. The Company did not pay income taxes in 2015, 2014 and 2013.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on investment securities available for sale and amortization of the unfunded pension liability. At December 31, 2015 and 2014 the accumulated other comprehensive income was comprised of unrealized losses on securities available for sale of $439,000 and $644,000 and unfunded pension liability of $68,000 and $77,000, respectively.

Earnings per common share

Basic earnings (loss) per common share represent net income available to common shareholders, which represents net income (loss) less dividends paid or payable to preferred stock shareholders, divided by the weighted-average number of common shares outstanding during the period. For diluted earnings per common share, net income available to common shareholders is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options, restricted stock, and warrants, as well as any adjustment to income that would result from the assumed issuance. The effects of stock options, restricted stock, and warrants are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Stock options, restricted stock, and warrants are antidilutive if the underlying average market price of the stock that can be purchased for the period is less than the exercise price of the option or warrant. Potential common shares that may be issued by the Company relate solely to outstanding stock options, restricted stock, and warrants and are determined using the treasury stock method.

Stock incentive plan

On May 26, 2015, the Company’s shareholders approved the adoption of the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (the “2015 Plan”) authorizing the issuance of up to 60,000 shares of common stock. The 2015 Plan was adopted to replace the Company’s 2006 stock incentive plan and any new awards will be made pursuant to the 2015 Plan. The prior awards made under the 2006 plan were unchanged by the adoption of the 2015 Plan and continue to be governed by the terms of the 2006 plan. See Note 14 for more information on the stock incentive plan.

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

Segments

The Company has one reportable segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and borrowings while managing interest rates and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit.

New accounting pronouncements

In January 2014, the FASB issued ASU 2014-01, “Investments – Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects”.  This ASU applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes.  The amendments in the ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Those not electing the proportional amortization method would account for the investment using the equity method or cost method.  The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2014.  The adoption of this guidance did not have a material effect on the Company’s financial condition or results of operations.

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors”.  ASU 2014-04 clarifies when a creditor should be considered to have received physical possession of residential real estate property during a foreclosure.  ASU 2014-04 establishes a loan receivable should be derecognized and the real estate property recognized upon the creditor obtaining legal title to the residential real estate property upon completion of foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan.  The provisions of ASU 2014-04 are effective for annual periods beginning after December 15, 2014.  The adoption of this guidance did not have a material effect on the Company’s financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASU requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, with early adoption prohibited. In August 2015 the FASB issued ASU 2015-14 which changed the effective date by one year. The company is evaluating the effect ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation-Stock Compensation”. The guidance in this ASU requires that a performance target that affects vesting and that could be achieved after the requisite service is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite period, the remaining unrecognized cost should be recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2015. The Company does not expect this ASU to have a significant impact on its financial condition or results of operations.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 eliminates the guidance in Topic 740, “Income Taxes”, that required an entity to separate deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance in this ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect this ASU to have a significant impact on its financial condition of results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in Other Comprehensive Income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The Update provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The Update also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is only permitted for the provision related to instrument-specific credit risk. The Company is currently assessing the impact of ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”. This ASU requires lessees to recognize assets and liabilities arising from most operating leases on the statement of financial position. The Company is currently evaluating the impact of ASU 2016-02, which is effective for the Company on January 1, 2019.

Note 2.	Investment securities available for sale

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2015 and 2014 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2015
U.S. Government agencies	$34,286	$-	$(573)	$33,713
Mortgage-backed securities	3,043	1	(43)	3,001
Municipals	1,255	-	(50)	1,205

	$38,584	$1	$(666)	$37,919

December 31, 2014
U.S. Government agencies	$34,219	$-	$(872)	$33,347
Mortgage-backed securities	484	2	(2)	484
Municipals	5,815	2	(106)	5,711

	$40,518	$4	$(980)	$39,542

Investment securities with book values of approximately $5,968,000 and $17,567,000 at December 31, 2015 and 2014, respectively, were pledged to secure deposit repurchase agreements.

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the years ending December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013

Gross realized gains	$13	$218	$217
Gross realized losses	(7)	(428)	-

	$6	$(210)	$217

The Company sold approximately $8 million and $22 million of investment securities available for sale at a gain of $6,000 and loss of $210,000 in 2015 and 2014 respectively. The sale of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to the anticipated upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity. In 2014, approximately $15 million of the proceeds from the sale of these securities were used to purchase rehabilitated student loans that have variable interest rates that will increase as interest rates in general increase.

Investment securities available for sale that have an unrealized loss position at December 31, 2015 and December 31, 2014 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2015
US Government Agencies	$18,598	$(329)	$15,115	$(244)	$33,713	$(573)
Municipals	707	(14)	497	(36)	1,204	(50)
Mortgage-backed securities	2,899	(43)	-	-	2,899	(43)

	$22,204	$(386)	$15,612	$(280)	$37,816	$(666)

December 31, 2014
US Government Agencies	$-	$-	$33,347	$(872)	$33,347	$(872)
Municipals	-	-	5,497	(106)	5,497	(106)
Mortgage-backed securities	-	-	363	(2)	363	(2)

	$-	$-	$39,207	$(980)	$39,207	$(980)

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2015.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2015, by contractual maturity, are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value

One to five years	$13,111	$12,926
Five to ten years	19,697	19,294
More than ten years	5,776	5,699

Total	$38,584	$37,919

Note 3.	Loans

Loans classified by type as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Construction and land development
Residential	$5,202	$4,315
Commercial	25,948	25,152
	31,150	29,467
Commercial real estate
Owner occupied	69,256	58,804
Non-owner occupied	38,037	38,892
Multifamily	8,537	11,438
Farmland	388	434
	116,218	109,568
Consumer real estate
Home equity lines	20,333	20,082
Secured by 1-4 family residential,
First deed of trust	56,776	61,837
Second deed of trust	6,485	7,854
	83,594	89,773
Commercial and industrial loans (except those secured by real estate)	20,086	22,165
Guaranteed student loans	53,989	33,562
Consumer and other	1,734	1,611

Total loans	306,771	286,146
Deferred loan cost, net	670	722
Less: allowance for loan losses	(3,562)	(5,729)

	$303,879	$281,139

The Bank purchased two portfolios of rehabilitated student loans guaranteed by the Department of Education (“DOE”) totaling approximately $15 million on June 10, 2015 and approximately $9 million on October 23, 2015. The Bank had previously purchased two portfolios of approximately $19 million on July 29, 2014 and approximately $14 million on December 30, 2014. The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the Federal Home Loan Bank of Atlanta (“FHLB”) as part of their lending arrangements with the Company totaled $7,891,000 at December 31, 2015. The Company had not pledged any loans at December 31, 2014.

The following is a summary of loans directly or indirectly with executive officers or directors of the Company for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014

Beginning balance	$8,258	$7,929
Additions	5,504	4,888
Reductions	(5,689)	(4,559)

Ending balance	$8,073	$8,258

Executive officers and directors also had unused credit lines totaling $1,375,000 and $1,670,000 at December 31, 2015 and 2014, respectively. All loans and credit lines to executive officers and directors were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

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

Year-end nonaccrual loans segregated by type as of December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Construction and land development
Residential	$-	$164
Commercial	52	217
	52	381
Commercial real estate
Owner occupied	1,078	2,316
Non-owner occupied	-	-
Farmland	-	21
	1,078	2,337
Consumer real estate
Home equity lines	154	800
Secured by 1-4 family residential,
First deed of trust	1,498	2,416
Second deed of trust	421	702
	2,073	3,918
Commercial and industrial loans (except those secured by real estate)	508	819
Consumer and other	7	23

Total loans	$3,718	$7,478

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
December 31, 2015
Construction and land development
Residential	$5,202	$-	$-	$-	$5,202
Commercial	24,053	572	1,323		25,948
	29,255	572	1,323	-	31,150
Commercial real estate
Owner occupied	64,261	2,850	2,145	-	69,256
Non-owner occupied	35,887	2,055	95	-	38,037
Multifamily	8,337	200	-	-	8,537
Farmland	388	-	-	-	388
	108,873	5,105	2,240	-	116,218
Consumer real estate
Home equity lines	18,539	435	1,359	-	20,333
Secured by 1-4 family residential
First deed of trust	51,200	2,710	2,866	-	56,776
Second deed of trust	5,751	128	606	-	6,485
	75,490	3,273	4,831	-	83,594
Commercial and industrial loans
(except those secured by real estate)	18,873	373	840		20,086
Guaranteed Student loans	53,989	-	-	-	53,989
Consumer and other	1,649	62	23	-	1,734

Total loans	$288,129	$9,385	$9,257	$-	$306,771

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
December 31, 2014
Construction and land development
Residential	$3,946	$205	$164	$-	$4,315
Commercial	20,641	1,622	2,889	-	25,152
	24,587	1,827	3,053	-	29,467
Commercial real estate
Owner occupied	47,175	5,234	6,395	-	58,804
Non-owner occupied	36,439	1,811	642	-	38,892
Multifamily	10,703	735		-	11,438
Farmland	413		21	-	434
	94,730	7,780	7,058	-	109,568
Consumer real estate
Home equity lines	18,107	465	1,510	-	20,082
Secured by 1-4 family residential
First deed of trust	52,513	4,763	4,561	-	61,837
Second deed of trust	6,456	434	964	-	7,854
	77,076	5,662	7,035	-	89,773
Commercial and industrial loans
(except those secured by real estate)	19,026	2,297	390	452	22,165
Guaranteed student loans	33,562				33,562
Consumer and other	1,488	74	49	-	1,611

Total loans	$250,469	$17,640	$17,585	$452	$286,146

The following tables present the aging of the recorded investment in past due loans as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2015
Construction and land development
Residential	$-	$-	$-	$-	$5,202	$5,202	$-
Commercial	-	-	-	-	25,948	25,948	-
	-	-	-	-	31,150	31,150	-
Commercial real estate
Owner occupied	327	-	-	327	68,929	69,256	-
Non-owner occupied	-	110	-	110	37,927	38,037	-
Multifamily	-	-	-	-	8,537	8,537	-
Farmland	-	-	-	-	388	388	-
	327	110	-	437	115,781	116,218	-
Consumer real estate
Home equity lines	-	-	-	-	20,333	20,333	-
Secured by 1-4 family residential
First deed of trust	163	292	-	455	56,321	56,776	-
Second deed of trust	94	-	-	94	6,391	6,485	-
	257	292	-	549	83,045	83,594	-
Commercial and industrial loans
(except those secured by real estate)	-	-	-	-	20,086	20,086	-
Guaranteed student loans	7,816	1,252	8,590	17,658	36,331	53,989	8,590
Consumer and other	10	-	-	10	1,724	1,734	-

Total loans	$8,410	$1,654	$8,590	$18,654	$288,117	$306,771	$8,590

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2014
Construction and land development
Residential	$-	$-	$-	$-	$4,315	$4,315	$-
Commercial	92	391	-	483	24,669	25,152	-
	92	391	-	483	28,984	29,467	-
Commercial real estate
Owner occupied	715	-	-	715	58,089	58,804	-
Non-owner occupied	-	-	-	-	38,892	38,892	-
Multifamily	-	-	-	-	11,438	11,438	-
Farmland	-	-	-	-	434	434	-
	715	-	-	715	108,853	109,568	-
Consumer real estate
Home equity lines	31	139	-	170	19,912	20,082	-
Secured by 1-4 family residential
First deed of trust	-	153	-	153	61,684	61,837	-
Second deed of trust	56	-	-	56	7,798	7,854	-
	87	292	-	379	89,394	89,773	-
Commercial and industrial loans
(except those secured by real estate)	-	47	-	47	22,118	22,165	-
Guaranteed student loans	671	392	720	1,783	31,779	33,562	720
Consumer and other	-	8	-	8	1,603	1,611	-

Total loans	$1,565	$1,130	$720	$3,415	$282,731	$286,146	$720

Loans greater than 90 days past due are student loans that are guaranteed by the DOE which covers approximately 98% of the principal and interest. Accordingly, these loans will not be placed on nonaccrual status.

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

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$123	$190	$-
Commercial real estate
Owner occupied	1,066	1,066
Non-owner occupied	2,418	2,418	-
	3,484	3,484	-
Consumer real estate
Home equity lines	1,238	1,247	-
Secured by 1-4 family residential
First deed of trust	3,984	3,988	-
Second deed of trust	962	1,232	-
	6,184	6,467	-
Commercial and industrial loans (except those secured by real estate)	690	920	-
	10,481	11,061	-

With an allowance recorded
Construction and land development
Commercial	1,699	1,699	2
Commercial real estate
Owner occupied	5,719	5,734	383
Non-Owner occupied	449	449	26
	6,168	6,183	409
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,775	1,775	324
Second deed of trust	250	250	98
	2,025	2,025	422
Commercial and industrial loans (except those secured by real estate)	136	238	18
	10,028	10,145	851

Total
Construction and land development
Commercial	1,822	1,889	2
	1,822	1,889	2
Commercial real estate
Owner occupied	6,785	6,800	383
Non-owner occupied	2,867	2,867	26
	9,652	9,667	409
Consumer real estate
Home equity lines	1,238	1,247	-
Secured by 1-4 family residential,
First deed of trust	5,759	5,763	324
Second deed of trust	1,212	1,482	98
	8,209	8,492	422
Commercial and industrial loans (except those secured by real estate)	826	1,158	18
	$20,509	$21,206	$851

	December 31, 2014
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Residential	$164	$164	$-
Commercial	3,379	3,379	-
	3,543	3,543	-
Commercial real estate
Owner occupied	1,686	1,686
Non-owner occupied	6,593	6,593	-
Multifamily	2,322	2,322	-
Farmland	21	450	-
	10,622	11,051	-
Consumer real estate
Home equity lines	800	800	-
Secured by 1-4 family residential
First deed of trust	6,485	6,493	-
Second deed of trust	1,103	1,373	-
	8,388	8,666	-
Commercial and industrial loans (except those secured by real estate)	263	365	-
Consumer and other	23	36	-
	22,839	23,661	-

With an allowance recorded
Construction and land development
Commercial	589	589	26
Commercial real estate
Owner occupied	6,625	6,640	905
Non-Owner occupied
	6,625	6,640	905
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,415	1,415	200
Second deed of trust	257	257	142
	1,672	1,672	342
Commercial and industrial loans (except those secured by real estate)	555	555	239
	9,441	9,456	1,512

Total
Construction and land development
Residential	164	164	-
Commercial	3,968	3,968	26
	4,132	4,132	26
Commercial real estate
Owner occupied	8,311	8,326	905
Non-owner occupied	6,593	6,593	-
Multifamily	2,322	2,322	-
Farmland	21	450	-
	17,247	17,691	905
Consumer real estate
Home equity lines	800	800	-
Secured by 1-4 family residential,
First deed of trust	7,900	7,908	200
Second deed of trust	1,360	1,630	142
	10,060	10,338	342
Commercial and industrial loans (except those secured by real estate)	818	920	239
Consumer and other	23	36	-
	$32,280	$33,117	$1,512

The following is a summary of average recorded investment in impaired loans with and without valuation allowance and interest income recognized on those loans for periods indicated (in thousands):

	December 31,
	2015		2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$61	$-	$181	$2
Commercial	1,769	95	3,642	205
	1,830	95	3,823	207
Commercial real estate
Owner occupied	1,349	69	1,705	93
Non-owner occupied	4,435	121	6,693	320
Multifamily	-	-	2,347	141
Farmland	-	-	21	-
	5,784	190	10,766	554
Consumer real estate
Home equity lines	890	51	800	27
Secured by 1-4 family residential
First deed of trust	5,374	233	6,581	352
Second deed of trust	1,121	47	1,112	51
	7,385	331	8,493	430
Commercial and industrial loans (except those secured by real estate)	344	44	274	15
Consumer and other	9	1	26	2
	15,352	661	23,382	1,208

With an allowance recorded
Construction and land development
Commercial	844	23	601	33
Commercial real estate
Owner occupied	6,088	226	5,853	272
Non-Owner occupied	369	24	-	-
	6,457	250	5,853	272
Consumer real estate
Home equity lines	22	-	-	-
Secured by 1-4 family residential
First deed of trust	1,434	26	1,464	45
Second deed of trust	277	15	263	11
	1,733	41	1,727	56
Commercial and industrial loans (except those secured by real estate)	317	5	570	33
	9,351	319	8,751	394

Total
Construction and land development
Residential	61	-	181	2
Commercial	2,613	118	4,243	238
	2,674	118	4,424	240
Commercial real estate
Owner occupied	7,437	295	7,558	365
Non-owner occupied	4,804	145	6,693	320
Multifamily	-	-	2,347	141
Farmland	-	-	21	-
	12,241	440	16,619	826
Consumer real estate
Home equity lines	912	51	800	27
Secured by 1-4 family residential,
First deed of trust	6,808	259	8,045	397
Second deed of trust	1,398	62	1,375	62
	9,118	372	10,220	486
Commercial and industrial loans (except those secured by real estate)	661	49	844	48
Consumer and other	9	1	26	2
	$24,703	$980	$32,133	$1,602

As of December 31, 2015, 2014 and 2013, the Company had impaired loans of $3,718,000, $7,478,000 and $18,647,000, respectively, which were on nonaccrual status. These loans had valuation allowances of $370,000, $1,087,000 and $1,189,000 as of December 31, 2015, 2014 and 2013, respectively. Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $146,000, $224,000 and $1,093,000 for 2015, 2014 and 2013, respectively.

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

An accruing loan that is modified in a TDR can remain in accrual status if, based on a current well-documented credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical repayment performance for a reasonable period before modification. The following is a summary of performing and nonaccrual TDRs and the related specific valuation allowance by portfolio segment as of December 31, 2015 (dollars in thousands).

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2015
Construction and land development
Residential	$-	$-	$-	$-
Commercial	1,699	1,699	-	2
	1,699	1,699	-	2
Commercial real estate
Owner occupied	5,730	5,458	272	184
Non-owner occupied	2,866	2,866	-	26
Multifamily	-	-	-	-
	8,596	8,324	272	210
Consumer real estate
Home equity lines	87	-	87	-
Secured by 1-4 family residential
First deeds of trust	4,283	3,544	739	236
Second deeds of trust	693	693	-	1
	5,063	4,237	826	237
Commercial and industrial loans (except those secured by real estate)	127	-	127	18
Consumer and other	-	-	-	-
	$15,485	$14,260	$1,225	$467

Number of loans	66	51	15	13

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2014
Construction and land development
Residential	$7	-	$7	$-
Commercial	3,895	3,751	144	17
	3,902	3,751	151	17
Commercial real estate
Owner occupied	6,317	5,149	1,168	325
Non-owner occupied	6,593	6,593	-	-
Multifamily	2,322	2,322	-	-
	15,232	14,064	1,168	325
Consumer real estate
Home equity lines	-	-	-	-
Secured by 1-4 family residential	-	-	-	-
First deeds of trust	6,990	5,494	1,496	200
Second deeds of trust	762	658	104	5
	7,752	6,152	1,600	205
Commercial and industrial loans (except those secured by real estate)	239	-	239	12
Consumer and other	16	-	16	-
	$27,141	$23,967	$3,174	$559

Number of loans	107	77	30	21

The following table provides information about TDRs identified during the indicated periods (dollars in thousands).

	December 31, 2015			December 31, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Construction and land development
Commercial	-	$-	$-	1	$45	$45
	-	-	-	1	45	45
Commercial real estate
Owner occupied	-	-	-	7	729	729
	-	-	-	7	729	729
Consumer real estate
Home equity lines	1	87	87	-	-	-
Secured by 1-4 family residential
First deed of trust	-	-	-	2	727	727
Second deed of trust	-	-	-	2	104	104
	1	87	87	4	831	831

	1	$87	$87	12	$1,605	$1,605

The following table provides information about defaults on TDRs for the indicated periods (dollars in thousands).

	December 31, 2015		December 31, 2014
	Number of	Recorded	Number of	Recorded
	Loans	Balance	Loans	Balance

Construction and land development
Residential	-	$-	1	$7
Commercial	-		5	144
	-	-	6	151
Commercial real estate
Owner occupied	1	156	1	160
	1	156	1	160
Consumer real estate
Secured by 1-4 family residential
First deed of trust	11	889	14	1,037
Second deed of trust	2	94	2	104
	13	983	16	1,141

Commercial and industrial (except those secured by real estate)	1	127	2	240
	15	$1,266	25	$1,692

Note 4.	Allowance for loan losses

Activity in the allowance for loan losses was as follows for the periods indicated (in thousands):

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2015
Construction and land development
Residential	$34	$(6)	$-	$2	$30
Commercial	202	292	(252)	49	291
	236	286	(252)	51	321
Commercial real estate
Owner occupied	1,837	(576)	(127)	33	1,167
Non-owner occupied	607	(151)	-	4	460
Multifamily	77	(26)	-	-	51
Farmland	130	(113)	-	-	17
	2,651	(866)	(127)	37	1,695
Consumer real estate
Home equity lines	469	36	(62)	5	448
Secured by 1-4 family residential
First deed of trust	1,345	(1,020)	(103)	380	602
Second deed of trust	275	(159)	(55)	50	111
	2,089	(1,143)	(220)	435	1,161

Commercial and industrial loans (except those secured by real estate)	506	(350)	(162)	100	94
Student loans	217	13	-	-	230
Consumer and other	30	60	(55)	26	61

	$5,729	$(2,000)	$(816)	$649	$3,562

Year Ended December 31, 2014
Construction and land development
Residential	$135	$(103)	$-	$2	$34
Commercial	1,274	(1,016)	(100)	44	202
	1,409	(1,119)	(100)	46	236
Commercial real estate
Owner occupied	1,200	1,268	(631)	-	1,837
Non-owner occupied	670	430	(518)	25	607
Multifamily	19	58	-	-	77
Farmland	337	(111)	(96)	-	130
	2,226	1,645	(1,245)	25	2,651
Consumer real estate
Home equity lines	424	506	(476)	15	469
Secured by 1-4 family residential
First deed of trust	1,992	(442)	(277)	72	1,345
Second deed of trust	394	(223)	(86)	190	275
	2,810	(159)	(839)	277	2,089
Commercial and industrial loans (except those secured by real estate)	724	(447)	(172)	401	506
Student loans	-	217	-	-	217
Consumer and other	70	(37)	(25)	22	30

	$7,239	$100	$(2,381)	$771	$5,729

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2013
Construction and land development
Residential	$495	$(462)	$-	$102	$135
Commercial	4,611	(3,482)	(279)	424	1,274
	5,106	(3,944)	(279)	526	1,409
Commercial real estate
Owner occupied	1,359	252	(454)	43	1,200
Non-owner occupied	817	452	(619)	20	670
Multifamily	23	(4)	-	-	19
Farmland	-	1,233	(896)	-	337
	2,199	1,933	(1,969)	63	2,226
Consumer real estate
Home equity lines	658	23	(266)	9	424
Secured by 1-4 family residential
First deed of trust	1,358	2,493	(1,953)	94	1,992
Second deed of trust	224	498	(367)	39	394
	2,240	3,014	(2,586)	142	2,810
Commercial and industrial loans (except those secured by real estate)	1,162	145	(760)	177	724
Consumer and other	101	25	(65)	9	70

	$10,808	$1,173	$(5,659)	$917	$7,239

Overall the recovery of loan losses recorded for the year ended December 31, 2015 was due primarily to credit quality improvements and an enhanced model for evaluating inherent losses in the Bank’s loan portfolio. Improvements in credit quality are provided in the following schedule:

	December 31,
	2015	2014	2013

Classified assets	$15,375	$30,684	$61,690
Nonaccrual loans	3,718	7,478	18,647
Foreclosed real estate	6,249	12,638	16,742

During the fourth quarter of 2015, we adopted a software solution for the analysis of the allowance for loan losses. While our methodology of evaluating the adequacy of the allowance for loan losses generally did not change, the software is more robust in that it:

•	allows us to take a more measureable approach to our evaluation of qualitative factors such as economic conditions that may affect loss experience; and
•	is widely used by community banks which provides peer data that can be used as a benchmark for comparison to our analysis.

In addition to the adoption of the software solution for our analysis, we reviewed the last twenty years of historical loss data for peer banks in Virginia to assist us in our evaluation of environmental factors and other conditions that could affect the loan portfolio and the overall adequacy of the allowance for loan losses.

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. We concluded that the unallocated portion of the allowance was acceptable given the continued higher level of classified assets and was within a reasonable range around the estimate of losses. At December 31, 2015 the allowance for loan losses included an unallocated portion of approximately $59,000.

Discussion of the recovery of loan losses related to specific loan types are provided following:

•	The recovery of loan losses totaling $1,119,000 and $3,944,000 for the construction and land development loan portfolio during the years 2014 and 2013, respectively, was attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. In both years the general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 7.81% at December 31, 2012 to 4.82% at December 31, 2013 and to a net recovery of 0.27% at December 31, 2014. Also contributing to the declines in the general component were declines of approximately $1,643,000 and $12,945,000 in the outstanding loan balance of this portfolio at December 31, 2014 and 2013, respectively.

•	The recovery of loan losses totaling $866,000 for the commercial real estate portfolio in 2015 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.96% in 2014 to 0.57% in 2015. In addition, net charge-offs on this portfolio decreased from $1,220,000 in 2014 to $90,000 in 2015. Also contributing to the declines in the general component were declines of approximately $6,179,000 and $7,021,000 in the outstanding loan balance of this portfolio at December 31, 2015 and 2014, respectively.

•	The recovery of loan losses totaling $1,143,000 for the consumer real estate portfolio in 2015 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 1.36% in 2014 to 0.24% in 2015. In addition, net charge-offs on this portfolio decreased from $562,000 in 2014 to a recovery of $215,000 in 2015.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance				Loans
				Loans aquired				Loans aquired
	Ending			with deteriorated	Ending			with deteriorated
	Balance	Individually	Collectively	credit quaility	Balance	Individually	Collectively	credit quaility

Year Ended December 31, 2015
Construction and land development
Residential	$30	$-	$30	$-	$5,202	$-	$5,202	$-
Commercial	291	2	289	-	25,948	1,822	24,126	-
	321	2	319	-	31,150	1,822	29,328	-
Commercial real estate
Owner occupied	1,167	383	784	-	69,256	6,785	62,471	-
Non-owner occupied	460	26	434	-	38,037	2,867	35,170	-
Multifamily	51	-	51	-	8,537	-	8,537	-
Farmland	17	-	17	-	388	-	388	-
	1,695	409	1,286	-	116,218	9,652	106,566	-
Consumer real estate
Home equity lines	448	-	448	-	20,333	1,238	19,095	-
Secured by 1-4 family residential
First deed of trust	602	324	278	-	56,776	5,759	51,017	-
Second deed of trust	111	98	13	-	6,485	1,212	5,273	-
	1,161	422	739	-	83,594	8,209	75,385	-
Commercial and industrial loans
(except those secured by real estate)	94	18	76	-	20,086	826	19,260	-
Student loans	230	-	230		53,989	-	53,989	-
Consumer and other	61	-	61	-	1,734	-	1,734	-

	$3,562	$851	$2,711	$-	$306,771	$20,509	$286,262	$-

Year Ended December 31, 2014
Construction and land development
Residential	$34	$-	$34	$-	$4,315	$164	$4,151	$-
Commercial	202	26	176	-	25,152	3,968	21,184	-
	236	26	210	-	29,467	4,132	25,335	-
Commercial real estate
Owner occupied	1,837	905	932	-	58,804	8,311	50,493	-
Non-owner occupied	607	-	607	-	38,892	6,593	32,299	-
Multifamily	77	-	77	-	11,438	2,322	9,116	-
Farmland	130	-	130	-	434	21	413	-
	2,651	905	1,746	-	109,568	17,247	92,321	-
Consumer real estate
Home equity lines	469	-	469	-	20,082	800	19,282	-
Secured by 1-4 family residential
First deed of trust	1,345	200	1,145	-	61,837	7,900	53,937	-
Second deed of trust	275	142	133	-	7,854	1,360	6,494	-
	2,089	342	1,747	-	89,773	10,060	79,713	-
Commercial and industrial loans
(except those secured by real estate)	506	239	267	-	22,165	818	21,347	-
Student loans	217	-	217		33,562	-	33,562	-
Consumer and other	30	-	30	-	1,611	23	1,588	-

	$5,729	$1,512	$4,217	$-	$286,146	$32,280	$253,866	$-

Year Ended December 31, 2013
Construction and land development
Residential	$135	$-	$135	$-	$2,931	$216	$2,715	$-
Commercial	1,274	227	1,047	-	28,179	5,205	22,974	-
	1,409	227	1,182	-	31,110	5,421	25,689	-
Commercial real estate
Owner occupied	1,200	673	527	-	73,584	11,713	61,871	-
Non-owner occupied	670	371	299	-	43,868	13,066	30,802	-
Multifamily	19	-	19	-	11,560	2,373	9,187	-
Farmland	337	-	337	-	1,463	117	1,346	-
	2,226	1,044	1,182	-	130,475	27,269	103,206	-
Consumer real estate
Home equity lines	424	-	424	-	21,246	1,630	19,616	-
Secured by 1-4 family residential			-
First deed of trust	1,992	484	1,508	-	66,873	10,361	56,512	-
Second deed of trust	394	32	362	-	8,675	1,257	7,418	-
	2,810	516	2,294	-	96,794	13,248	83,546	-
Commercial and industrial loans
(except those secured by real estate)	724	43	681	-	26,254	5,513	20,741	-
Consumer and other	70	-	70	-	1,930	32	1,898	-

	$7,239	$1,830	$5,409	$-	$286,563	$51,483	$235,080	$-

Note 5.	Premises and equipment

The following is a summary of premises and equipment as of December 31, 2015 and 2014 (in thousands):

	2015	2014

Land	$4,858	$4,930
Buildings and improvements	9,216	9,311
Furniture, fixtures and equipment	7,437	7,395
Total premises and equipment	21,511	21,636
Less: Accumulated depreciation and amortization	(7,840)	(7,335)

Premises and equipment, net	$13,671	$14,301

Depreciation and amortization of premises and equipment for 2015, 2014 and 2013 amounted to $843,000, $681,000 and $1,311,000, respectively.

Note 6.	Investment in bank owned life insurance

The Bank is owner and designated beneficiary on life insurance policies in the aggregate face amount of $14,254,000 covering certain of its directors and executive officers. The earnings from these policies are used to offset expenses related to retirement plans. The cash surrender value of these policies at December 31, 2015 and 2014 was approximately $7,130,000 and $6,947,000, respectively.

Note 7.	Deposits

Deposits as of December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014

Demand accounts	$78,282	$77,496
Interest checking accounts	44,256	42,924
Money market accounts	64,841	64,987
Savings accounts	19,403	20,643
Time deposits of $250,000 and over	9,717	9,965
Other time deposits	148,349	162,845

Total	$364,848	$378,860

The following are the scheduled maturities of time deposits as of December 31, 2015 (in thousands):

		Greater than
Year Ending	Less Than	or Equal to
December 31,	$250,000	$250,000	Total

2016	$82,213	$5,450	$87,663
2017	26,551	1,146	27,697
2018	18,315	2,267	20,582
2019	4,816	-	4,816
2020	16,454	854	17,308

	$148,349	$9,717	$158,066

Deposits held at the Company by related parties, which include officers, directors, greater than 5% shareholders and companies in which directors of the board have a significant ownership interest, approximated $6,240,000 and $7,305,000 at December 31, 2015 and 2014, respectively.

Note 8.	Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $685,000 in FHLB stock at December 31, 2015 and $1,073,000 at December 31, 2014 which is held at cost and included in other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of U.S. Government agency securities, FHLB stock and qualified single family first mortgage loans. The Company had FHLB advances of approximately $6,000,000 at December 31, 2015 maturing through 2018. At December 31, 2014 approximately $14,000,000 of advances was outstanding.

As of December 31, 2015, the Company had advances from the FHLB that consisted of the following (in thousands):

	Maturity	Interest	Advance
Type	Date	Rate	Amount

Fixed Rate Credit	02/25/2016	2.65%	$1,000
Fixed Rate Credit	04/11/2016	2.71%	1,000
Fixed Rate Credit	06/01/2016	0.56%	800
Fixed Rate Credit	12/01/2016	0.81%	800
Fixed Rate Credit	06/01/2017	1.06%	800
Fixed Rate Credit	12/01/2017	1.27%	800
Fixed Rate Credit	06/01/2018	1.48%	800

			$6,000

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The carrying value of these repurchase agreements was $508,000 and $3,302,000 at December 31, 2015 and 2014, respectively.

Information related to borrowings as of December 31, 2015 and 2014 is as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014

Maximum outstanding during the year
FHLB advances	$14,000	$18,000
Balance outstanding at end of year
FHLB advances	6,000	14,000
Average amount outstanding during the year
FHLB advances	9,027	15,468
Average interest rate during the year
FHLB advances	1.88%	2.16%
Average interest rate at end of year
FHLB advances	1.58%	2.07%

Note 9.	Income taxes

The following summarizes the tax effects of temporary differences which comprise net deferred tax assets and liabilities at December 31, 2015 and 2014 (in thousands):

	2015	2014
Deferred tax assets
Net operating loss carryforward	$8,475	$8,017
Capital loss carryforward	69	-
State net operating loss carryfoward	11	-
Allowance for loan losses	1,211	1,948
Unrealized loss on available-for-sale securities	226	332
Interest on nonaccrual loans	50	76
Expenses and writedowns related to foreclosed property	991	1,095
Merger stock options replacement	-	90
Stock compensation	140	45
Employee benefits	1,015	954
Pension expense	35	40
Depreciation	-	-
Other, net	38	32
Goodwill	39	55

Total deferred tax assets	12,300	12,684

Deferred tax liabilities
Depreciation	43	11
Amortization of intangibles	34	67
Total deferred tax liabilities	77	78

Net deferred tax asset prior to valuation allowance	12,223	12,606

Less Unrealized gain/(loss) on available-for-sale securities	(226)	(332)

Net deferred tax asset subject to valuation allowance	11,997	12,274

Less valuation allowance	11,997	12,274

Net deferred tax asset	$226	$332

The net deferred tax asset is included in other assets on the consolidated balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. Management determined that as of December 31, 2014, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance for all of the net deferred tax asset that is dependent on future earnings of the Company of approximately $12,274,000. At December 31, 2015, management continues to believe that the objective negative evidence represented by the Company’s prior losses outweighed the more subjective positive evidence and, as a result, maintains a valuation allowance at December 31, 2015 of $11,997,000. The net operating losses available to offset future taxable income amounted to $23,563,000 at December 31, 2015 and begin expiring in 2028; $1,257,000 of such amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $908,000 per year.

The income tax expense (benefit) charged to operations for the years ended December 31, 2015, 2014 and 2013 consists of the following (in thousands):

	2015	2014	2013

Current tax expense (benefit)	$-	$67	$71
Deferred tax expense (benefit)	277	(401)	(1,852)
Valuation allowance	(277)	334	1,781

Provision (benefit) for income taxes	$-	$-	$-

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013

Net income (loss) before income taxes	$646	$(1,037)	$(4,007)

Computed "expected" tax benefit	$220	$(352)	$(1,362)
Valuation allowance change	(277)	334	1,781
State taxes, net of fed	-	44	46
Cash surrender value of life insurance	(62)	(62)	(64)
Other	119	36	(401)

Provision (benefit) for income taxes	$-	$-	$-

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. Due to the Company’s adjusted capital level we were not subject to franchise tax expense for the years ended December 31, 2015, 2014 and 2013.

The Company is currently under an IRS examination of its federal tax return for the year ended December 31, 2013. The outcome of this audit is currently unknown, but we do not believe it will have a material impact on the Company’s financial condition or results of operations.

Note 10.	Earnings (loss) per share

The following table presents the basic and diluted earnings per share computations (in thousands except per share data):

	2015	2014	2013
Numerator
Net income (loss) - basic and diluted	$646	$(1,037)	$(4,007)
Preferred stock dividend and accretion	(674)	1,436	886
Preferred stock principal forgiveness	4,404	-	-
Preferred stock dividend forgiveness	2,215	-	-
Net income (loss) available to common shareholders	$6,591	$(2,473)	$(4,893)

Denominator
Weighted average shares outstanding - basic	1,166	334	271
Dilutive effect of common stock options and restricted stock awards	35	-	-

Weighted average shares outstanding - diluted	1,201	334	271

Earnings (loss) per share - basic	$5.65	$(7.39)	$(18.06)
Earnings (loss) per share - diluted	$5.49	$(7.39)	$(18.06)

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 6,830 and 5,338 shares of common stock were not included in computing diluted earnings per share in 2014 and 2013 respectively, because their effects were anti-dilutive. Restricted stock awards for 14,642 and 320 shares of common stock were not included in computing diluted earnings per share in 2014 and 2013 respectively because their effects were also anti-dilutive (see Notes 13 and 14).

Note 11.	Lease commitments

Certain premises and equipment are leased under various operating leases. Total rent expense charged to operations was $422,000, $439,000 and $446,000 in 2015, 2014 and 2013, respectively. At December 31, 2015, the minimum total rental commitment under such non-cancelable operating leases was as follows (in thousands):

2016	$399
2017	316
2018	314
2019	212
2020	206

$1,447

Note 12.	Commitments and contingencies

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

At December 31, 2015 and 2014, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	Contract	Contract
	Amount	Amount
	2015	2014

Undisbursed credit lines	$46,656	$38,064
Commitments to extend or originate credit	9,132	9,207
Standby letters of credit	1,484	1,571

Total commitments to extend credit	$57,272	$48,842

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

Concentrations of credit risk – Generally, the Company’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area. Although the Company is building a diversified loan portfolio, a substantial portion of its clients’ ability to honor contracts is reliant upon the economic stability of the Richmond, Virginia area, including the real estate markets in the area. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

Consent Order – On December 22, 2015, the Bank was notified by the Federal Deposit Insurance Corporation (the “FDIC”) and the Virginia Bureau of Financial Institutions (the “Supervisory Authorities”) that the Consent Order (the “Consent Order”) under which the Bank has been operating since February 3, 2012 was terminated effective December 14, 2015. While in place, the Consent Order’s requirements and restraints on the Bank’s operations and activities included the following:

•	The Bank was required to retain a consultant to develop a written analysis and assessment of the Bank’s management and staffing needs for the purpose of providing qualified management for the Bank.
•	The Bank was required to maintain Tier 1 capital equal to or greater than 8% of its total assets, and total risk-based capital equal to or greater than 11% of the Bank’s total risk-weighted assets.
•	The Bank was required to eliminate from its books, by charge-off or collection, all assets or portions of assets classified “loss” and 50% of those classified “doubtful.”
•	The Bank was prohibited from extending, directly or indirectly, any additional credit to, or for the benefit of, any borrower who had a loan or other extension of credit from the Bank that had been charged off or classified, in whole or in part, “loss” or “doubtful” and was uncollected.

•	The Bank was prohibited from extending, directly or indirectly, any additional credit to any borrower who had a loan or other extension of credit from the Bank that had been classified “substandard.”
•	The Bank was required to notify the Supervisory Authorities at least 60 days prior to undertaking asset growth that exceeded 10% or more per year or initiating material changes in asset or liability composition.

•	The Bank was prohibited from declaring or paying dividends, paying bonuses, or paying any form of payment outside the ordinary course of business resulting in a reduction of capital without the prior written approval of the Supervisory Authorities. In addition, the Bank was prohibited from making any distributions of interest, principal, or other sums on subordinated debentures without prior written approval of the Supervisory Authorities.
•	The Bank was prohibited from accepting, renewing, or rolling over any brokered deposits unless it was in compliance with the requirements of the FDIC regulations governing brokered deposits.
•	The Bank was required to prepare and submit written plans or reports to the Supervisory Authorities concerning liquidity, contingency funding, interest rate risk, reducing classified assets, lending and collection policies, internal loan review and grading system, managing the Bank’s other real estate owned, overall operation of the Bank, budget for all categories of income and expense for the year 2011, managing interest rate risk, and the Bank’s information technology function.

Under the Consent Order, the Bank’s board of directors also agreed to increase its participation in the affairs of the Bank, including assuming full responsibility for the approval of policies and objectives for the supervision of all of the Bank’s activities. The Bank was also required to establish a board committee to monitor and coordinate compliance with the Consent Order.

Memorandum of Understanding – As indicated above, the Consent Order was terminated effective December 14, 2015. In place of the Consent Order, the Bank’s board of directors has made certain written assurances to the Supervisory Authorities in the form of a Memorandum of Understanding (the “MOU”) concerning asset quality, earnings, regulatory violations, minimum capital levels, asset growth, restrictions on paying dividends and a requirement to furnish progress reports to the Supervisory Authorities. The MOU is considered an informal regulatory action.

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

The Company also has agreed that it will not, without prior regulatory approval:

•	pay or declare any dividends;
•	make any other form of payment representing a reduction in Bank’s capital;
•	make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities;
•	incur, increase or guarantee any debt; or
•	purchase or redeem any shares of its stock.

The Company has taken numerous steps to comply with the terms of the MOU and Written Agreement. As of December 31, 2015, we believe we have complied with all requirements of the MOU and Written Agreement with the exception of the correction of the violations of Section 23A of the Federal Reserve Act and Regulation W.

IRS Examination – The Company is currently under an IRS examination of its payroll tax filings for the periods ended December 31, 2013 and 2014. The outcome of this audit is currently unknown, but we do not believe it will have a material impact on the Company’s financial condition or results of operations.

Note 13.	Shareholders’ equity and regulatory matters

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

The preferred stock qualifies as Tier 1 capital and accrued cumulative dividends at a rate of 5% until May 1, 2014 and now accrues at a 9% rate, unless the shares are redeemed by the Company. The preferred stock is generally non-voting, other than on certain matters that could adversely affect the preferred stock.

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

In accordance with the Company’s Written Agreement with the Reserve Bank, the Company has been deferring quarterly cash dividends on the preferred stock since May 2011. The total arrearage on such preferred stock as of December 31, 2015 was $2,077,477 (after forgiveness of $2,215,009 in accrued dividends in connection with standby rights offering described below). This amount has been accrued for and is included in other liabilities in the consolidated balance sheet.

In February 2012, the Bank entered into the Consent Order with the Supervisory Authorities that provided that, within 90 days from the date of the order and during the life of the order, the Bank must have a leverage capital ratio equal to or greater than 8% of its total assets, and total risk-based capital equal to or greater than 11% of the Bank’s total risk-weighted assets. The MOU that replaced the Consent Order in November 2015 provides that the Bank must maintain a leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%. At December 31, 2015, the Bank’s Tier 1 risk-based capital ratio was 12.85%, its total risk-based capital ratio was 14.02% and its leverage ratio was 9.33%.

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

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Bank met the ratio criteria to be categorized as a “well capitalized” institution as of December 31, 2015, 2014 and 2013. However, due to the minimum capital ratios required by the prior Consent Order, the Bank was considered adequately capitalized in 2014 and 2013. The MOU requires the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 12%. Primarily as a result of the Company’s Rights Offering and Standby Offering completed on March 27, 2015, the Bank’s leverage ratio increased to 9.33% and the total capital to risk-weighted assets ratio was 14.02%, exceeding the ratios required by the MOU. When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld, more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitation as described in FDIC Rules and Regulations sections 337.6 and 303, and FDIC Act section 29. In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (“CET1 ratio”) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements

The capital amounts and ratios at December 31, 2015 and 2014 for the Company and the Bank are presented in the table below (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2015
Total capital (to risk- weighted assets)
Consolidated	$42,397,000	13.90%	$24,394,000	8.00%	$30,492,000	10.00%
Village Bank	42,695,000	14.02%	24,369,000	8.00%	30,461,000	10.00%

Tier 1 capital (to risk- weighted assets)
Consolidated	35,977,000	11.80%	12,197,000	4.00%	18,295,000	6.00%
Village Bank	39,133,000	12.85%	12,184,000	4.00%	18,277,000	6.00%

Leverage ratio (Tier 1 capital to average assets)
Consolidated	35,977,000	8.43%	17,062,000	4.00%	21,328,000	5.00%
Village Bank	39,133,000	9.33%	16,776,000	4.00%	20,970,000	5.00%

Common equity tier 1 (to risk- weighted assets)
Village Bank	39,133,000	12.85%	13,707,000	4.50%	15,231,000	6.50%

December 31, 2014
Total capital (to risk- weighted assets)
Consolidated	$31,946,000	11.17%	$22,875,000	8.00%	$28,594,000	10.00%
Village Bank	34,253,000	12.08%	22,926,000	8.00%	28,358,000	10.00%

Tier 1 capital (to risk- weighted assets)
Consolidated	21,037,000	7.36%	11,437,000	4.00%	17,156,000	6.00%
Village Bank	30,681,000	10.82%	11,343,000	4.00%	17,015,000	6.00%

Leverage ratio (Tier 1 capital to average assets)
Consolidated	21,037,000	4.90%	17,170,000	4.00%	21,463,000	5.00%
Village Bank	30,681,000	7.18%	17,084,000	4.00%	21,355,000	5.00%

(1)	Under the Consent Order, the Bank was not considered well capitalized even though it met the ratio requirements to be classified as such at December 31, 2014. The MOU requires the total capital to risk-weighted assets to be at least 12% and the leverage ratio to be at least 8%.

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the TARP Program preferred stock or trust preferred capital notes without prior regulatory approval. In addition, the MOU with the Supervisory Authorities provides that the Bank will not pay any dividends, pay bonuses or make any other form of payment outside the ordinary course of business resulting in a reduction of capital, without regulatory approval.

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

The following table summarizes options outstanding under the stock incentive plan at the indicated dates:

	Year Ended December 31,
	2015				2014
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	6,830	$92.34	$52.74		6,210	$99.03	$64.96
Granted	-	-	-		884	25.28	15.52
Forfeited	(3,901)	168.79	95.85		(264)	25.28	80.33
Exercised	-	-	-		-	-	-
Options outstanding, end of period	2,929	$24.47	$12.71	$-	6,830	$92.34	$57.97	$-
Options exercisable, end of period	1,730				5,318

	Year Ended December 31, 2013
		Weighted
		Average
		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value

Options outstanding, beginning of period	15,977	$155.36	$74.40
Granted	1,760	25.28	9.76
Forfeited	(11,527)	123.20	79.84
Exercised	-	-	-
Options outstanding, end of period	6,210	$99.03	$64.96	$-
Options exercisable, end of period	4,607

The following table summarizes information about stock options outstanding at December 31, 2015:

	Outstanding			Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$16.00-$25.76	2,929	28.70	$24.47	1,730	$23.75

During the third quarter of 2015, we granted certain officers 40,675 restricted shares of common stock with a weighted average fair market value of $19.72 at the date of grant. During the first and third quarters of 2014, we granted certain officers 4,423, 6,278 and 1,625 restricted shares of common stock with a weighted average fair market value of $21.28, $27.04 and $27.69 at the date of grant, respectively. These restricted stock awards have three-year graded vesting. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock was 43,405 and 11,767 at December 31, 2015 and 2014, respectively.

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period. Unamortized stock-based compensation related to non-vested share based compensation arrangements granted under the Incentive Plan as of December 31, 2015 and 2014 was $514,000 and $329,000, respectively. The time based unamortized compensation of $514,000 is expected to be recognized over a weighted average period of 2.27 years. There were no forfeitures of restricted stock awards in 2015 and 2014.

A summary of changes in the Company’s nonvested restricted stock awards for the year follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair-Value	Value

December 31, 2014	14,084	$25.41	$267,596
Granted	40,675	19.72	772,825
Vested	(11,354)	15.99	(215,726)
Forfeited	-	-	-

December 31, 2015	43,405	$22.54	$824,695

Stock-based compensation expense was $262,000, $131,000, and $11,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 15.	Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate was 2.69% and 2.40% at December 31, 2015 and 2014, respectively. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at December 31, 2015 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly–owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts and is also payable quarterly. The interest rate at December 31, 2015 was 1.94%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at December 31, 2015 and there are no plans to do so.The principal asset of the Trust is $3.6 million of the Company’s junior subordinated securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the Trust Preferred Capital Notes not considered as Tier 1 capital may be included in Tier 2 capital.

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends. In consideration of our agreements with our regulators, which require regulatory approval to make interest payments on these securities, the Company has deferred an aggregate of $1,273,000 in interest payments on the junior subordinated debt securities as of December 31, 2015. The Company has been deferring interest payments since June 2011. Although we elected to defer payment of the interest due, the amounts has been accrued in the consolidated balance sheet and included in interest expense in the consolidated statement of operations.

The Company received notification on February 26, 2016 from the Reserve Bank approving the payment of all accrued and deferred interest payments on trust preferred securities bringing the Company current as of March 2016.

Note 16.	Retirement plans

401K Plan: The Bank provides a qualified 401K plan to all eligible employees which is administered through the Virginia Bankers Association Benefits Corporation. Employees are eligible to participate in the plan after three months of employment. Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction. Due to the recent economic conditions the Bank ceased its matching program in 2009 however beginning January 2013 the Bank reinstituted the 401K match. The Bank provided a matching contribution of $.50 for every $1.00 the participant contributes up to the first 4% of their salary. Participants are fully vested in their own contributions and vest equally over three years of service in the Bank’s matching contributions. Total contributions to the plan for the years ended December 31, 2015, 2014 and 2013 were $159,000, $150,000 and $165,000, respectively.

Supplemental Executive Retirement Plan: The Bank established the Village Bank Supplemental Executive Retirement Plan (the “SERP”) on January 1, 2005 to provide supplemental retirement income to certain executive officers as designated by the Personnel Committee, later replaced by the Compensation Committee, and approved by the board of directors. While we are subject to the regulatory agreements, the respective regulatory agencies also review and approve new participants or changes in benefits under the SERP. The SERP is an unfunded employee pension plan under the provisions of ERISA. An eligible employee, once designated by the Committee and approved by the board of directors in writing to participate in the SERP, becomes a participant in the SERP 60 days following such approval (unless an earlier participation date is approved). There are currently five executive officers who participate in the SERP. The retirement benefit to be received by a participant is determined by the Committee and approved by the board of directors and is payable in equal monthly installments over the period specified in the SERP for each respective participant, commencing on the first day of the month following a participant’s retirement or termination of employment, provided the participant has been employed by the Bank for a minimum of 10 years. The Compensation Committee, in its sole discretion, may choose to treat a participant who has experienced a termination of employment on or after attaining age 65 but prior to completing his service requirement as having completed his service requirement. At December 31, 2015 and 2014, the Bank’s liability under the SERP was $1,972,000 and $1,840,000, respectively, and expense for the years ended December 31, 2015, 2014 and 2013 was $201,000, $257,000 and $462,000, respectively. The increase in cash surrender value of the BOLI related to the participants was $183,000, $182,000 and $189,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Directors’ Deferral Plan: The Bank established the Village Bank Outside Directors Deferral Plan (the “Directors Deferral Plan”) on January 1, 2005 under which non-employee directors of Village Bank have the opportunity to defer receipt of all or a portion of certain compensation until retirement or departure from the board of directors. Deferral of compensation under the Directors Deferral Plan is voluntary by non-employee directors and to participate in the plan a director must file a deferral election as provided in the plan. A director shall become an active participant with respect to a plan year (as defined in the plan) only if he is expected to have compensation during the plan year and he timely files a deferral election. A separate account is established for each participant in the plan and each account shall, in addition to compensation deferred at the election of the participant, be credited with interest on the balance of the account, the rate of such interest to be established by the board of directors in its sole discretion at the beginning of each plan year. For those directors electing to purchase stock, the obligation will only be settled by delivery of the fixed number of shares they purchased. At December 31, 2015 and 2014, the Bank’s liability under the Directors Deferral Plan was $82,000 and $206,000, respectively, and expense for the years ended December 31, 2015, 2014 and 2013 was $87,000, $123,000 and $165,000, respectively. In the first quarter of 2015 and the fourth quarter of 2013 certain directors electing to purchase common stock with funds from their deferred compensation accounts causing the December 31, 2015 and December 31, 2103 liability to be lower than the December 31, 2014 liability. A rabbi trust was established to hold the shares. At December 31, 2015 and 2014 the trust held 48,055 and 35,389 shares of Company common stock totaling $1,034,382 and $877,644, respectively.

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

Assets held for sale: assets held for sale were transferred from premises and equipment at cost less accumulated depreciation at the date of transfer. The Company periodically evaluates the value of assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the assets held for sale as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the asset held for sale as nonrecurring Level 3.

Assets measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below (in thousands):

	Fair Value Measurement
	at December 31, 2015 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$33,713	3,307	30,406	-
Mortgage-backed securities	3,001	-	3,001	-
Municipals	1,205	-	1,205	-

Financial Assets - Non-Recurring
Impaired loans	20,509	-	16,331	4,178
Assets held for sale	12,631	-	12,631	-
Real estate owned	6,249	-	6,190	59

	Fair Value Measurement
	at December 31, 2014 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$33,347	-	33,347	-
Mortgage-backed securities	484	-	484	-
Municipals	5,711	-	5,711	-
			-
Financial Assets - Non-Recurring
Impaired loans	32,280	-	30,028	2,252
Assets held for sale	11,743		11,743	-
Real estate owned	12,638	-	12,168	470

The following table presents qualitative information about Level 3 fair value measurements for financial instruments for the years ended December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)

Impaired loans - real estate secured	$1,042	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)
Impaired loans - non-real estate secured	$605	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of marketability or practical life	0%-50% (20%)
Real estate owned	$59	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

Assets held for sale	$12,631	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

	December 31, 2014
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)

Impaired loans - real estate secured	$1,438	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)
Impaired loans - non-real estate secured	$825	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of marketability or practical life	0%-50% (20%)
Real estate owned	$470	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

Assets held for sale	$11,743	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally included various level 3 inputs which are not identifiable.
(2)	Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances.

The following table presents the changes in the Level 3 fair value category for the years ended December 31, 2015 and 2014 (in thousands):

	Impaired	Real Estate	Assets Held
	Loans	Owned	for Sale	Total Assets

Balance at December 31, 2013	$4,253	$1,529	$11,601	$17,383
Total realized and unrealized gains (losses)
Included in earnings	-	381	-	381
Included in other comprehensive income	-	-	-	-
Net transfers in and/or out of Level 3	(1,990)	(573)	142	(2,421)

Balance at December 31, 2014	$2,263	$1,337	$11,743	$15,343

Total realized and unrealized gains (losses)
Included in earnings	-	142	-	142
Included in other comprehensive income	-	-	-	-
Net transfers in and/or out of Level 3	(616)	(1,420)	888	(1,148)

Balance at December 31, 2015	$1,647	$59	$12,631	$14,337

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

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

		December 31,		December 31,
	Level in Fair	2015		2014
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$17,076	$17,076	$25,115	$25,115
Cash equivalents	Level 2	186	186	23,988	23,988
Investment securities available for sale	Level 1	3,307	3,307	-	-
Investment securities available for sale	Level 2	34,612	34,612	39,542	39,542
Federal Home Loan Bank stock	Level 2	685	685	1,073	1,073
Loans held for sale	Level 2	14,373	14,373	9,914	9,914
Loans	Level 2	286,262	274,230	253,855	249,942
Impaired loans	Level 2	18,862	18,862	30,028	30,028
Impaired loans	Level 3	1,647	1,647	2,263	2,263
Assets held for sale	Level 2	12,631	12,631	11,743	11,743
Other real estate owned	Level 2	6,190	6,190	12,168	12,168
Other real estate owned	Level 3	59	59	470	470
Bank owned life insurance	Level 3	7,130	7,130	6,947	6,947
Accrued interest receivable	Level 2	2,060	2,060	1,372	1,372

Financial liabilities
Deposits	Level 2	364,848	365,294	378,860	379,857
FHLB borrowings	Level 2	6,000	6,004	14,000	14,065
Trust preferred securities	Level 2	8,764	8,984	8,764	7,274
Other borrowings	Level 2	508	508	3,302	3,303
Accrued interest payable	Level 2	1,346	1,346	1,167	1,167

Note 18.	Parent corporation only financial statements

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Balance Sheet

(in thousands)

	December 31,	December 31,
	2015	2014

Assets
Cash and due from banks	$3,494	$84
Investment in subsidiaries	38,665	30,158
Investment in special purpose subsidiary	264	264
Prepaid expenses and other assets	45	2,062

	$42,468	$32,568

Liabilities and Shareholders' Equity
Liabilities
Balance due to nonbank subsidiaries	$8,764	$8,764
Other liabilities	3,345	4,746
Total liabilities	12,109	13,510

Shareholders' equity
Preferred stock	23	59
Common stock	5,562	1,339
Additional paid-in capital	58,498	58,188
Warrant surplus	732	732
Accumulated deficit	(33,949)	(40,539)
Stock in directors rabbi trust	(1,034)	(878)
Directors deferred fees obligation	1,034	878
Accumulated other comprehensive loss	(507)	(721)
Total shareholders' equity	30,359	19,058

	$42,468	$32,568

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Operations and Comprehensive (Income) Loss

Years Ended December 31, 2015, 2014 and 2013

(in thousands)

	2015	2014	2013

Interest income
Village Bank money market	$10	$1	$3

Interest expense
Interest on accrued and upaid dividends	-	-	55
Interest on trust preferred securities	213	215	183
Total interest expense	213	215	238

Net interest expense	(203)	(214)	(235)

Noninterest expense
Write down of assets held for sale	1,759	-	-
Supplies	48	54	57
Professional and outside services	412	53	54
Other	52	52	35
Total noninterest expense	2,271	159	146
Net loss before undistributed income (loss) of subsidiary	(2,474)	(373)	(381)
Undistributed income (loss) of subsidiary	3,120	(664)	(3,626)
Net income (loss) before income tax expense (benefit)	646	(1,037)	(4,007)
Income tax expense (benefit)	-	-	-

Net income (loss)	$646	$(1,037)	$(4,007)

Total comprehensive income (loss)	$860	$2,080	$(7,679)

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Cash Flows

Years Ended December 31, 2015, 2014 and 2013

(in thousands)

	December	December 31,	December 31,
	2015	2014	2013

Cash Flows from Operating Activities
Net income (loss)	$646	$(1,037)	$(4,007)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	-	-	2
Writedown on assets held for sale	1,759	-	-
Undistributed (income) loss of subsidiary	(3,120)	664	3,626
(Increase) decrease in other assets	258	(239)	(8)
Increase (decrease) in other liabilities	(19)	247	252
Net cash used in operating activities	(476)	(365)	(135)

Cash Flows from Investing Activities
Investment in subsidiary	(5,000)	-	(1,684)
Net cash used in investing activities	(5,000)	-	(1,684)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	(79)	(11)	1,684
Net proceeds from sale of common stock, net of expenses of $990	8,965	-	-
Net cash provided by (used in) financing activities	8,886	(11)	1,684
Net increase (decrease) in cash	3,410	(376)	(135)
Cash, beginning of year	84	460	595

Cash, end of year	$3,494	$84	$460

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2015, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be disclosed in this Item 10 is contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed in this Item 11 is contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required to be disclosed in this Item 12 is contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in this Item 13 is contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in this Item 14 is contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements and reports are included in Part II, Item 8, of this report on Form 10K.

Report of Independent Registered Public Accounting Firm (BDO USA, LLP)
Consolidated Balance Sheets – December 31, 2015 and 2014
Consolidated Statements of Operations – Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows – Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit
Number	Description

3.1	Articles of Incorporation of Village Bank and Trust Financial Corp., as amended (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on October 31, 2014).

3.2	Amended and Restated Bylaws of Village Bank and Trust Financial Corp. (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed with the SEC on March 27, 2015).

4.1	Specimen of Certificate for Village Bank and Trust Financial Corp. common stock (incorporated by reference to Exhibit 4.1 of the Form S-1 Registration Statement filed with the Securities and Exchange Commission on November 12, 2014 (SEC File No. 333-200147)).

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).

4.3	Warrant to Purchase Shares of Common Stock, dated May 1, 2009 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).

10.1	Employment Agreement, dated August 8, 2013, by and between Village Bank and Trust Financial Corp. and William G. Foster (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2013).*

10.2	Employment Agreement, dated May 16, 2014, by and between Village Bank and James E. Hendricks, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2014).*

10.3	Employment Agreement, dated May 16, 2014, by and between Village Bank and Max C. Morehead, Jr. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2014).*

10.4	Incentive Plan, as amended June 18, 2014 (incorporated by reference to Exhibit 99.1 of the Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 18, 2014 (SEC File No. 333-196893)).*

10.5	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-KSB for the year ended December 31, 2004).*

10.6	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-KSB for the year ended December 31, 2004).*

10.7	Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.0 of the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2015 (SEC File No. 333-205407)).*

10.8	Form of Performance-Based Restricted Stock Unit Award Agreement under the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).*

10.9	Form of Time-Based Restricted Stock Award Agreement under the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).*

10.10	Outside Directors Deferral Plan, dated January 1, 2005 (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K for the year ended December 31, 2010).*

10.11	Supplemental Executive Retirement Plan, dated January 1, 2005 (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2010).*

10.12	Standby Purchase Agreement, dated November 11, 2014, between Village Bank and Trust Financial Corp. and Kenneth R. Lehman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2014).

10.13	Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Corp. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).

10.14	Side Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Corp. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).

10.15	Form of Senior Executive Officer Waiver (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).*

10.16	Form of Senior Executive Officer Consent Letter (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).*

10.17	Stipulation and Consent to the Issuance of a Consent Order (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2012).

10.18	Consent Order (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2012).

10.19	Written Agreement by and between Village Bank and Trust Financial Corp. and the Federal Reserve Bank of Richmond (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2012).

21	Subsidiaries of Village Bank and Trust Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Financial Officer.

32	Section 906 Certification.

101	The following materials from the Village Bank and Trust Financial Corp. Annual Report on Form 10-K for the year ended December 31, 2015 formatted in eXtensible Business Reporting (XBRL) (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

* Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: March 30, 2016	By	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Foster Jr.	President, Chief Executive	March 30, 2016
William G. Foster, Jr.	Officer and Director
(Principal Executive Officer)

/s/ C. Harril Whitehurst, Jr.	Executive Vice President and Chief	March 30, 2016
C. Harril Whitehurst, Jr.	Financial Officer (Principal Financial
and Accounting Officer)

/s/ R.T. Avery, III	Director	March 30, 2016
R.T. Avery, III

/s/ Craig D. Bell	Director and	March 30, 2016
Craig D. Bell	Chairman of the Board

/s/ William B. Chandler	Director	March 30, 2016
William B. Chandler

/s/ R. Calvert Esleeck, Jr.	Director	March 30, 2016
R.Calvert Esleeck, Jr.

/s/ O. Woodland Hogg, Jr.	Director	March 30, 2016
O. Woodland Hogg, Jr.

/s/ Michael A. Katzen	Director	March 30, 2016
Michael A. Katzen

/s/ Charles E. Walton	Director	March 30, 2016
Charles E. Walton

Signature	Title	Date

/s/ John T. Wash, Sr.	Director	March 30, 2016
John T. Wash, Sr.

/s/ George R. Whittemore	Director	March 30, 2016
George R. Whittemore

/s/ Thomas W. Winfree	Director	March 30, 2016
Thomas W. Winfree

/s/ Michael L. Toalson	Director	March 30, 2016
Michael L. Toalson

