Form 10-Q
period 2016-03-31
Village Bank & Trust Financial Corp.
filed 2016-05-13
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

1,417,775 shares of common stock, $4.00 par value, outstanding as of April 24, 2016

Village Bank and Trust Financial Corp.

Form 10-Q

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
March 31, 2016 (Unaudited) and December 31, 2015
(in thousands, except share data)

	March 31,	December 31,
	2016	2015
Assets
Cash and due from banks	$22,653	$17,076
Federal funds sold	8,069	186
Total cash and cash equivalents	30,722	17,262
Investment securities available for sale	27,186	37,919
Loans held for sale	9,150	14,373
Loans
Outstandings	313,246	306,771
Allowance for loan losses	(3,611)	(3,562)
Deferred fees and costs, net	688	670
Total loans, net	310,323	303,879
Other real estate owned, net of valuation allowance	6,134	6,249
Assets held for sale	11,800	12,631
Premises and equipment, net	13,586	13,671
Bank owned life insurance	7,178	7,130
Accrued interest receivable	2,038	2,060
Other assets	4,873	4,767

	$422,990	$419,941

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$78,986	$78,282
Interest bearing	290,098	286,566
Total deposits	369,084	364,848
Federal Home Loan Bank advances	5,000	6,000
Long-term debt - trust preferred securities	8,764	8,764
Other borrowings	558	508
Accrued interest payable	91	1,346
Other liabilities	8,226	8,116
Total liabilities	391,723	389,582

Shareholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference, 1,000,000 shares authorized; 5,715 shares issued and outstanding at March 31, 2016 and December 31, 2015	23	23
Common stock, $4 par value - 10,000,000 shares authorized; 1,417,775 shares issued and outstanding at March 31, 2016 and December 31, 2015	5,562	5,562
Additional paid-in capital	58,664	58,497
Accumulated deficit	(33,724)	(33,948)
Common stock warrant	732	732
Stock in directors rabbi trust	(1,034)	(1,034)
Directors deferred fees obligation	1,034	1,034
Accumulated other comprehensive income (loss)	10	(507)
Total shareholders' equity	31,267	30,359

	$422,990	$419,941

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Three Months Ended March 31, 2016 and 2015
(Unaudited)
(in thousands, except per share data)

	2016	2015
Interest income
Loans	$3,765	$3,624
Investment securities	120	155
Federal funds sold	13	18
Total interest income	3,898	3,797

Interest expense
Deposits	599	636
Borrowed funds	40	122
Total interest expense	639	758

Net interest income	3,259	3,039
Provision for loan losses	-	-
Net interest income after provision for loan losses	3,259	3,039

Noninterest income
Service charges and fees	536	592
Gain on sale of loans	1,146	1,229
Gain on sale of investment securities, net	109	7
Rental income	320	239
Other	85	103
Total noninterest income	2,196	2,170

Noninterest expense
Salaries and benefits	2,659	2,668
Commissions	249	292
Occupancy	448	478
Equipment	183	187
Supplies	79	70
Professional and outside services	718	647
Advertising and marketing	85	72
Foreclosed assets, net	101	132
FDIC insurance premium	62	234
Other operating expense	469	434
Total noninterest expense	5,053	5,214

Income (loss) before income taxes	402	(5)
Income tax expense	-	-

Net income (loss)	402	(5)

Preferred stock dividends and amortization of discount	(178)	(163)
Preferred stock principal forgiveness	-	4,404
Preferred stock dividend forgiveness	-	2,215
Net income available to common shareholders	$224	$6,451

Earnings per share, basic	$0.16	$15.77
Earnings per share, diluted	$0.16	$15.40

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2016 and 2015
(Unaudited)
(in thousands)

	2016	2015

Net income (loss)	$402	$(5)
Other comprehensive income
Unrealized holding gains arising during the period	889	658
Tax effect	302	224
Net change in unrealized holding gains on securities available for sale, net of tax	587	434

Reclassification adjustment
Reclassification adjustment for gains realized in net income (loss)	(109)	(7)
Tax effect	(37)	(2)
Reclassification for gains included in net income, net of tax	(72)	(5)

Minimum pension adjustment	3	3
Tax effect	1	1
Minimum pension adjustment, net of tax	2	2

Total other comprehensive income	517	431

Total comprehensive income	$919	$426

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Shareholders' Equity
Three Months Ended March 31, 2016 and 2015
(Unaudited)
(dollar amounts in thousands)

							Directors	Accumulated
			Additional			Stock in	Deferred	Other
	Preferred	Common	Paid-in	Accumulated		Directors	Fees	Comprehensive
	Stock	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, December 31, 2015	$23	$5,562	$58,497	$(33,948)	$732	$(1,034)	$1,034	$(507)	$30,359
Preferred stock dividend	-	-	-	(178)	-	-	-	-	(178)
Stock based compensation	-	-	167	-	-	-	-	-	167
Minimum pension adjustment (net of income taxes of $1)	-	-	-	-	-	-	-	2	2
Net income	-	-	-	402	-	-	-	-	402
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	515	515

Balance, March 31, 2016	$23	$5,562	$58,664	$(33,724)	$732	$(1,034)	$1,034	$10	$31,267

Balance, December 31, 2014	$59	$1,339	$58,188	$(40,539)	$732	$(878)	$878	$(721)	$19,058
Preferred stock dividend	-	-	-	(163)	-	-	-	-	(163)
Restricted stock issuance	-	7	(85)	-	-	(156)	156	-	(78)
Issuance of common stock, net of offering expense of $1,200	-	2,875	5,842	-	-	-	-	-	8,717
Preferred stock exchanged for common stock	(18)	1,332	(1,314)	-	-	-	-	-	-
Preferred stock principal forgiveness	(18)	-	(4,386)	4,404	-	-	-	-	-
Preferred stock dividend forgiveness	-	-	-	2,215	-	-	-	-	2,215
Stock based compensation	-	-	80	-	-	-	-	-	80
Minimum pension adjustment (net of income taxes of $1)	-	-	-	-	-	-	-	2	2
Net loss	-	-	-	(5)	-	-	-	-	(5)
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	429	429

Balance, March 31, 2015	$23	$5,553	$58,325	$(34,088)	$732	$(1,034)	$1,034	$(290)	$30,255

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2016 and 2015
(Unaudited)
(dollars in thousands)

	2016	2015

Cash Flows from Operating Activities
Net income (loss)	$402	$(5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	203	214
Deferred income taxes	123	(15)
Valuation allowance (recovery) deferred income taxes	(123)	15
Write-down of other real estate owned	72	80
Valuation allowance other real estate owned	(15)	(14)
Gain on securities sold	(109)	(7)
Gain on loans sold	(1,146)	(1,229)
(Gain) loss on sale of other real estate owned	2	(67)
Stock compensation expense	167	80
Proceeds from sale of mortgage loans	37,624	43,727
Origination of mortgage loans for sale	(31,255)	(48,808)
Amortization of premiums and accretion of discounts on securities, net	57	71
Decrease (increase) in interest receivable	22	(52)
Increase in bank owned life insurance	(48)	(48)
Decrease (increase) in other assets	462	(273)
Increase (decrease) in interest payable	(1,255)	53
Increase (decrease) in other liabilities	(68)	252
Net cash provided by (used in) operating activities	5,115	(6,026)

Cash Flows from Investing Activities
Purchases of available for sale securities	-	(3,206)
Proceeds from the sale or calls of available for sale securities	11,565	6,611
Net increase in loans	(6,444)	(1,336)
Proceeds from sale of other real estate owned	56	1,154
Purchases of premises and equipment	(118)	(801)
Net cash provided by investing activities	5,059	2,422

Cash Flows from Financing Activities
Net proceeds from sale of common stock, net of expenses of $990	-	8,965
Net increase (decrease) in deposits	4,236	(2,028)
Net decrease in Federal Home Loan Bank advances	(1,000)	(1,000)
Net increase (decrease) in other borrowings	50	(745)
Net cash provided by financing activities	3,286	5,192

Net increase in cash and cash equivalents	13,460	1,588
Cash and cash equivalents, beginning of period	17,262	49,103

Cash and cash equivalents, end of period	$30,722	$50,691

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$1,894	$705
Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$1	$-
Dividends on preferred stock accrued	$178	$163
Non-Cash conversion of preferred shares	$-	$4,619
Forgiveness of principal and accrued dividends	$-	$6,619

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2016 and 2015

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2016 is not necessarily indicative of the results to be expected for the full year ending December 31, 2016. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (“SEC”).

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2016 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Note 3 - Earnings per common share

The following table presents the basic and diluted earnings (loss) per common share computation (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator
Net income (loss) - basic and diluted	$402	$(5)
Preferred stock dividend and accretion	(178)	(163)
Preferred stock principal forgiveness	-	4,404
Preferred stock dividend forgiveness	-	2,215
Net income available to common shareholders	$224	$6,451

Denominator
Weighted average shares outstanding - basic	1,418	409
Dilutive effect of common stock options and restricted stock awards	-	10

Weighted average shares outstanding - diluted	1,418	419

Earnings per share - basic	$0.16	$15.77
Earnings per share - diluted	$0.16	$15.40

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings (loss) per share for the periods presented. Stock options for 2,616 and 6,485 shares were not included in computing diluted earnings per share for the three months ended March 31, 2016 and 2015, respectively, because their effects were anti-dilutive.

Note 4 – Investment securities available for sale

At March 31, 2016 and December 31, 2015, all of our securities were classified as available for sale. The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands):

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
March 31, 2016
US Government Agencies
One to five years	$11,000	$11,253	$49	$-	$11,302	0.91%
Five to ten years	8,000	8,520	92	-	8,612	2.73%
More than ten years	3,190	3,197	-	(14)	3,183	1.07%
	22,190	22,970	141	(14)	23,097	1.31%
Mortgage-backed securities
One to five years	1,708	1,750	5	(4)	1,751	1.35%
More than ten years	1,050	1,098	1	(1)	1,098	1.30%
	2,758	2,848	6	(5)	2,849	1.37%
Municipals
More than ten years	1,130	1,253	-	(13)	1,240	3.72%
	1,130	1,253	-	(13)	1,240	3.72%

Total investment securities	$26,078	$27,071	$147	$(32)	$27,186	1.43%

December 31, 2015
US Government Agencies
One to five years	$11,000	$11,270	$-	$(157)	$11,113	0.91%
Five to ten years	18,500	19,697	-	(403)	19,294	2.32%
More than ten years	3,312	3,319	-	(13)	3,306	0.85%
	32,812	34,286	-	(573)	33,713	1.51%
Mortgage-backed securities
One to five years	1,794	1,841	-	(28)	1,813	1.30%
More than ten years	1,149	1,202	1	(15)	1,188	1.34%
	2,943	3,043	1	(43)	3,001	1.35%
Municipals
More than ten years	1,130	1,255	-	(50)	1,205	3.72%
	1,130	1,255	-	(50)	1,205	3.72%

Total investment securities	$36,885	$38,584	$1	$(666)	$37,919	1.57%

Investment securities with book values of approximately $5,156,000 and $5,968,000 at March 31, 2016 and December 31, 2015, respectively, were pledged to secure deposit repurchase agreements.

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the periods indicated (dollars in thousands):

	Three Months
	Ended March 31,
	2016	2015

Gross realized gains	$109	$13
Gross realized losses	-	(6)

	$109	$7

The Company sold approximately $11 million and $7 million of investment securities available for sale at a net gain of $109,000 and $7,000 for the three months ended March 31, 2016 and 2015, respectively. The sale of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to the anticipated upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity.

Investment securities available for sale that have an unrealized loss position at March 31, 2016 and December 31, 2015 are detailed below (dollars in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2016
US Government Agencies	$3,183	$(13)	$2,002	$(1)	$5,185	$(14)
Municipals	511	(1)	520	(12)	1,031	(13)
Mortgage-backed securities	1,001	(1)	870	(4)	1,871	(5)

	$4,695	$(15)	$3,392	$(17)	$8,087	$(32)

December 31, 2015
US Government Agencies	$18,598	$(329)	$15,115	$(244)	$33,713	$(573)
Municipals	707	(14)	497	(36)	1,204	(50)
Mortgage-backed securities	2,899	(43)	-	-	2,899	(43)

	$22,204	$(386)	$15,612	$(280)	$37,816	$(666)

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2016.

Note 5 – Loans and allowance for loan losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	%	Amount	%
Construction and land development
Residential	$7,632	2.44%	$5,202	1.70%
Commercial	24,476	7.82%	25,948	8.46%
	32,108	10.26%	31,150	10.15%
Commercial real estate
Owner occupied	70,801	22.60%	69,256	22.58%
Non-owner occupied	41,848	13.36%	38,037	12.40%
Multifamily	8,429	2.69%	8,537	2.78%
Farmland	382	0.12%	388	0.13%
	121,460	38.77%	116,218	37.88%
Consumer real estate
Home equity lines	21,784	6.95%	20,333	6.63%
Secured by 1-4 family residential,
First deed of trust	56,061	17.90%	56,776	18.51%
Second deed of trust	6,202	1.98%	6,485	2.11%
	84,047	26.83%	83,594	27.25%

Commercial and industrial loans (except those secured by real estate)	24,388	7.79%	20,086	6.55%
Guaranteed student loans	49,445	15.78%	53,989	17.60%
Consumer and other	1,798	0.57%	1,734	0.57%

Total loans	313,246	100.0%	306,771	100.0%
Deferred loan cost, net	688		670
Less: allowance for loan losses	(3,611)		(3,562)

	$310,323		$303,879

The Bank purchased portfolios of rehabilitated student loans guaranteed by the Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the Federal Home Loan Bank of Atlanta (“FHLB”) as part of their lending arrangement with the Company totaled $7,807,000 and $7,891,000 at March 31, 2016 and December 31, 2015, respectively.

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any;

•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable; and
•	Loans rated 6 or 7 are considered “Classified” loans for regulatory classification purposes.

The following tables provide information on the risk rating of loans at the dates indicated (dollars in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
March 31, 2016
Construction and land development
Residential	$7,632	$-	$-	$-	$7,632
Commercial	22,514	565	1,397	-	24,476
	30,146	565	1,397	-	32,108
Commercial real estate
Owner occupied	64,881	4,795	1,125	-	70,801
Non-owner occupied	40,508	1,247	93	-	41,848
Multifamily	8,232	197	-	-	8,429
Farmland	382	-	-	-	382
	114,003	6,239	1,218	-	121,460
Consumer real estate
Home equity lines	19,994	432	1,358	-	21,784
Secured by 1-4 family residential
First deed of trust	50,309	2,888	2,864	-	56,061
Second deed of trust	5,474	127	601	-	6,202
	75,777	3,447	4,823	-	84,047
Commercial and industrial loans (except those secured by real estate)	22,672	1,195	521	-	24,388
Guaranteed student loans	49,445	-	-	-	49,445
Consumer and other	1,731	60	7	-	1,798

Total loans	$293,774	$11,506	$7,966	$-	$313,246

December 31, 2015
Construction and land development
Residential	$5,202	$-	$-	$-	$5,202
Commercial	24,053	572	1,323	-	25,948
	29,255	572	1,323	-	31,150
Commercial real estate
Owner occupied	64,261	2,850	2,145	-	69,256
Non-owner occupied	35,887	2,055	95	-	38,037
Multifamily	8,337	200	-	-	8,537
Farmland	388	-	-	-	388
	108,873	5,105	2,240	-	116,218
Consumer real estate
Home equity lines	18,539	435	1,359	-	20,333
Secured by 1-4 family residential
First deed of trust	51,200	2,710	2,866	-	56,776
Second deed of trust	5,751	128	606	-	6,485
	75,490	3,273	4,831	-	83,594
Commercial and industrial loans (except those secured by real estate)	18,873	373	840	-	20,086
Guaranteed student loans	53,989	-	-	-	53,989
Consumer and other	1,649	62	23	-	1,734

Total loans	$288,129	$9,385	$9,257	$-	$306,771

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (dollars in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
March 31, 2016
Construction and land development
Residential	$-	$-	$-	$-	$7,632	$7,632	$-
Commercial	34	-	-	34	24,442	24,476	-
	34	-	-	34	32,074	32,108	-
Commercial real estate
Owner occupied	-	-	-	-	70,801	70,801	-
Non-owner occupied	-	-	-	-	41,848	41,848	-
Multifamily	-	-	-	-	8,429	8,429	-
Farmland	-	-	-	-	382	382	-
	-	-	-	-	121,460	121,460	-
Consumer real estate
Home equity lines	92	-	-	92	21,692	21,784	-
Secured by 1-4 family residential
First deed of trust	480	96	-	576	55,485	56,061	-
Second deed of trust	115	-	-	115	6,087	6,202	-
	687	96	-	783	83,264	84,047	-
Commercial and industrial loans (except those secured by real estate)	97	-	-	97	24,291	24,388	-
Guaranteed student loans	3,434	2,332	8,436	14,202	35,243	49,445	8,436
Consumer and other	29	-	-	29	1,769	1,798	-

Total loans	$4,281	$2,428	$8,436	$15,145	$298,101	$313,246	$8,436

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2015
Construction and land development
Residential	$-	$-	$-	$-	$5,202	$5,202	$-
Commercial	-	-	-	-	25,948	25,948	-
	-	-	-	-	31,150	31,150	-
Commercial real estate
Owner occupied	327	-	-	327	68,929	69,256	-
Non-owner occupied	-	110	-	110	37,927	38,037	-
Multifamily	-	-	-	-	8,537	8,537	-
Farmland	-	-	-	-	388	388	-
	327	110	-	437	115,781	116,218	-
Consumer real estate
Home equity lines	-	-	-	-	20,333	20,333	-
Secured by 1-4 family residential
First deed of trust	163	292	-	455	56,321	56,776	-
Second deed of trust	94	-	-	94	6,391	6,485	-
	257	292	-	549	83,045	83,594	-
Commercial and industrial loans (except those secured by real estate)	-	-	-	-	20,086	20,086	-
Guaranteed student loans	7,816	1,252	8,590	17,658	36,331	53,989	8,590
Consumer and other	10	-	-	10	1,724	1,734	-

Total loans	$8,410	$1,654	$8,590	$18,654	$288,117	$306,771	$8,590

Loans greater than 90 days past due are student loans that are guaranteed by the DOE which covers approximately 98% of the principal and interest. Accordingly, these loans will not be placed on nonaccrual status.

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Impaired loans are set forth in the following table as of the dates indicated (dollars in thousands):

	March 31, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$52	$119	$-
Commercial real estate
Owner occupied	599	599
Non-owner occupied	2,621	2,621	-
	3,220	3,220	-
Consumer real estate
Home equity lines	1,238	1,247	-
Secured by 1-4 family residential
First deed of trust	4,090	4,121	-
Second deed of trust	1,106	1,376	-
	6,434	6,744	-
Commercial and industrial loans (except those secured by real estate)	368	598	-
	10,074	10,681	-

With an allowance recorded
Construction and land development
Commercial	1,764	1,764	91
Commercial real estate
Owner occupied	5,141	5,156	159
Non-Owner occupied	93	93	2
	5,234	5,249	161
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,892	1,892	338
Second deed of trust	97	97	97
	1,989	1,989	435
Commercial and industrial loans (except those secured by real estate)	143	245	8
	9,130	9,247	695

Total
Construction and land development
Commercial	1,816	1,883	91
	1,816	1,883	91
Commercial real estate
Owner occupied	5,740	5,755	159
Non-owner occupied	2,714	2,714	2
	8,454	8,469	161
Consumer real estate
Home equity lines	1,238	1,247	-
Secured by 1-4 family residential,
First deed of trust	5,982	6,013	338
Second deed of trust	1,203	1,473	97
	8,423	8,733	435
Commercial and industrial loans (except those secured by real estate)	511	843	8
	$19,204	$19,928	$695

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$123	$190	$-
Commercial real estate
Owner occupied	1,066	1,066
Non-owner occupied	2,418	2,418	-
	3,484	3,484	-
Consumer real estate
Home equity lines	1,238	1,247	-
Secured by 1-4 family residential
First deed of trust	3,984	3,988	-
Second deed of trust	962	1,232	-
	6,184	6,467	-
Commercial and industrial loans (except those secured by real estate)	690	920	-
	10,481	11,061	-

With an allowance recorded
Construction and land development
Commercial	1,699	1,699	2
Commercial real estate
Owner occupied	5,719	5,734	383
Non-Owner occupied	449	449	26
	6,168	6,183	409
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,775	1,775	324
Second deed of trust	250	250	98
	2,025	2,025	422
Commercial and industrial loans (except those secured by real estate)	136	238	18
	10,028	10,145	851

Total
Construction and land development
Commercial	1,822	1,889	2
	1,822	1,889	2
Commercial real estate
Owner occupied	6,785	6,800	383
Non-owner occupied	2,867	2,867	26
	9,652	9,667	409
Consumer real estate
Home equity lines	1,238	1,247	-
Secured by 1-4 family residential,
First deed of trust	5,759	5,763	324
Second deed of trust	1,212	1,482	98
	8,209	8,492	422
Commercial and industrial loans (except those secured by real estate)	826	1,158	18
	$20,509	$21,206	$851

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$-	$-	$232	$1
Commercial	98	11	2,967	39
	98	11	3,199	40
Commercial real estate
Owner occupied	816	14	1,680	17
Non-owner occupied	2,631	34	6,563	87
Multifamily	-	-	968	6
Farmland	-	-	14	-
	3,447	48	9,225	110
Consumer real estate
Home equity lines	1,287	-	800	4
Secured by 1-4 family residential
First deed of trust	4,092	47	6,401	90
Second deed of trust	1,057	12	1,183	14
	6,436	59	8,384	108
Commercial and industrial loans (except those secured by real estate)	797	7	227	2
Consumer and other	15	-	19	-
	10,793	125	21,054	260

With an allowance recorded
Construction and land development
Commercial	1,743	6	587	4
Commercial real estate
Owner occupied	5,600	57	6,597	66
Non-Owner occupied	94	5	102	1
	5,694	62	6,699	67
Consumer real estate
Home equity lines	30	-	-	-
Secured by 1-4 family residential
First deed of trust	2,042	6	1,285	-
Second deed of trust	149	2	254
	2,221	8	1,539	-
Commercial and industrial loans (except those secured by real estate)	138	-	493	5
	9,796	76	9,318	76

Total
Construction and land development
Residential	-	-	232	1
Commercial	1,842	17	3,554	43
	1,842	17	3,786	44
Commercial real estate
Owner occupied	6,416	71	8,277	83
Non-owner occupied	2,725	39	6,665	88
Multifamily	-	-	968	6
Farmland	-	-	14	-
	9,141	110	15,924	177
Consumer real estate
Home equity lines	1,317	-	800	4
Secured by 1-4 family residential,
First deed of trust	6,134	53	7,686	90
Second deed of trust	1,206	14	1,437	14
	8,657	67	9,923	108
Commercial and industrial loans (except those secured by real estate)	936	7	720	7
Consumer and other	15	-	19	-
	$20,589	$201	$30,372	$336

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

An accruing loan that is modified in a TDR can remain in accrual status if, based on a current well-documented credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical repayment performance for a reasonable period before modification. The following is a summary of performing and nonaccrual TDRs and the related specific valuation allowance by portfolio segment for the periods indicated (dollars in thousands).

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
March 31, 2016
Construction and land development
Residential	$-	$-	$-	$-
Commercial	1,694	1,694	-	80
	1,694	1,694	-	80
Commercial real estate
Owner occupied	5,688	5,429	259	159
Non-owner occupied	2,714	2,714	-	2
	8,402	8,143	259	161
Consumer real estate
Home equity lines	85	-	85	-
Secured by 1-4 family residential
First deeds of trust	4,242	3,260	982	275
Second deeds of trust	686	686	-	-
	5,013	3,946	1,067	275
Commercial and industrial loans (except those secured by real estate)	119	-	119	1
Consumer and other	-	-	-	-
	$15,228	$13,783	$1,445	$517

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2015
Construction and land development
Residential	$-	$-	$-	$-
Commercial	1,699	1,699	-	2
	1,699	1,699	-	2
Commercial real estate
Owner occupied	5,730	5,458	272	184
Non-owner occupied	2,866	2,866	-	26
Multifamily	-	-	-	-
	8,596	8,324	272	210
Consumer real estate
Home equity lines	87	-	87	-
Secured by 1-4 family residential
First deeds of trust	4,283	3,544	739	236
Second deeds of trust	693	693	-	1
	5,063	4,237	825	237
Commercial and industrial loans (except those secured by real estate)	127	-	127	18
Consumer and other	-	-	-	-
	$15,485	$14,260	$1,225	$467

There were no TDRs identified during the three months ended March 31, 2016 and 2015.

The following table summarizes defaults on TDRs identified for the indicated periods (dollars in thousands):

	March 31, 2016		March 31, 2015
	Number of	Recorded	Number of	Recorded
	Loans	Balance	Loans	Balance

Commercial real estate
Owner occupied	-	$-	1	$406
	-	-	1	406
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1	262	1	121
Second deed of trust	3	181	-	-
	4	443	1	121

Commercial and industrial (except those secured by real estate)	1	119	-	-
	5	$562	2	$527

Activity in the allowance for loan losses is as follows for the periods indicated (dollars in thousands):

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended March 31, 2016
Construction and land development
Residential	$30	$13	$-	$1	$44
Commercial	291	62	-	-	353
	321	75	-	1	397
Commercial real estate
Owner occupied	1,167	(182)	-	-	985
Non-owner occupied	460	(59)	-	1	402
Multifamily	51	-	-	-	51
Farmland	17	(138)	-	125	4
	1,695	(379)	-	126	1,442
Consumer real estate
Home equity lines	448	(57)	-	1	392
Secured by 1-4 family residential
First deed of trust	602	(35)	(27)	6	546
Second deed of trust	111	(19)	-	5	97
	1,161	(111)	(27)	12	1,035
Commercial and industrial loans (except those secured by real estate)	94	(23)	-	24	95
Guaranteed student loans	230	63	(87)	-	206
Consumer and other	2	(2)	(1)	1	-
Unallocated	59	377	-	-	436

	$3,562	$-	$(115)	$164	$3,611

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended March 31, 2015
Construction and land development
Residential	$34	$51	$-	$1	$86
Commercial	202	242	(115)	1	330
	236	293	(115)	2	416
Commercial real estate
Owner occupied	1,837	59	-	-	1,896
Non-owner occupied	607	76	-	-	683
Multifamily	77	39	-	-	116
Farmland	130	(125)	-	-	5
	2,651	49	-	-	2,700
Consumer real estate
Home equity lines	469	214	-	-	683
Secured by 1-4 family residential
First deed of trust	1,345	(429)	-	358	1,274
Second deed of trust	275	(67)	-	9	217
	2,089	(282)	-	367	2,174
Commercial and industrial loans (except those secured by real estate)	506	(52)	(162)	12	304
Student Loans	217	-	-	-	217
Consumer and other	30	(8)	(2)	13	33

	$5,729	$-	$(279)	$394	$5,844

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2015
Construction and land development
Residential	$34	$(6)	$-	$2	$30
Commercial	202	292	(252)	49	291
	236	286	(252)	51	321
Commercial real estate
Owner occupied	1,837	(576)	(127)	33	1,167
Non-owner occupied	607	(151)	-	4	460
Multifamily	77	(26)	-	-	51
Farmland	130	(113)	-	-	17
	2,651	(866)	(127)	37	1,695
Consumer real estate
Home equity lines	469	36	(62)	5	448
Secured by 1-4 family residential
First deed of trust	1,345	(1,020)	(103)	380	602
Second deed of trust	275	(159)	(55)	50	111
	2,089	(1,143)	(220)	435	1,161
Commercial and industrial loans (except those secured by real estate)	506	(350)	(162)	100	94
Guaranteed student loans	217	13	-	-	230
Consumer and other	30	1	(55)	26	2
Unallocated	-	59	-	-	59

	$5,729	$(2,000)	$(816)	$649	$3,562

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

Discussion of the recovery of loan losses related to specific loan types are provided following:

•	The recovery of loan losses totaling $379,000 for the commercial real estate portfolio in the first quarter of 2016 was attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.57% in 2015 to 0.41% in the first quarter of 2016. In addition, the portfolio was in a net-recovery position of $126,000 for the first quarter of 2016.

•	The recovery of loan losses totaling $111,000 for the consumer real estate portfolio in the first quarter of 2016 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.24% in 2015 to 0.03% in the first quarter of 2016.

•	The recovery of loan losses totaling $866,000 for the commercial real estate portfolio in 2015 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.96% in 2014 to 0.57% in 2015. In addition, net charge-offs on this portfolio decreased from $1,220,000 in 2014 to $90,000 in 2015. Also contributing to the declines in the general component were declines of approximately $6,179,000 and $7,021,000 in the outstanding loan balance of this portfolio at December 31, 2015 and 2014, respectively.

•	The recovery of loan losses totaling $1,143,000 for the consumer real estate portfolio in 2015 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 1.36% in 2014 to 0.24% in 2015. In addition, net charge-offs on this portfolio decreased from $562,000 in 2014 to a net recovery of $215,000 in 2015.

Loans were evaluated for impairment as follows for the periods indicated (dollars in thousands):

	Recorded Investment in Loans
	Allowance				Loans
				Loans acquired				Loans acquired
	Ending			with deteriorated	Ending			with deteriorated
	Balance	Individually	Collectively	credit quality	Balance	Individually	Collectively	credit quality

Period Ended March 31, 2016
Construction and land development
Residential	$44	$-	$44	$-	$7,632	$-	$7,632	$-
Commercial	353	91	262	-	24,476	1,816	22,660	-
	397	91	306	-	32,108	1,816	30,292	-
Commercial real estate
Owner occupied	985	159	826	-	70,801	5,740	65,061	-
Non-owner occupied	402	2	400	-	41,848	2,714	39,134	-
Multifamily	51	-	51	-	8,429	-	8,429	-
Farmland	4	-	4	-	382	-	382	-
	1,442	161	1,281	-	121,460	8,454	113,006	-
Consumer real estate
Home equity lines	392	-	392	-	21,784	1,238	20,546	-
Secured by 1-4 family residential
First deed of trust	546	338	208	-	56,061	5,982	50,079	-
Second deed of trust	97	97	-	-	6,202	1,203	4,999	-
	1,035	435	600	-	84,047	8,423	75,624	-
Commercial and industrial loans (except those secured by real estate)	95	8	87	-	24,388	511	23,877	-
Student loans	206	-	206		49,445	-	49,445	-
Consumer and other	436	-	436	-	1,798	-	1,798	-

	$3,611	$695	$2,916	$-	$313,246	$19,204	$294,042	$-

Year Ended December 31, 2015
Construction and land development
Residential	$30	$-	$30	$-	$5,202	$-	$5,202	$-
Commercial	291	2	289	-	25,948	1,822	24,126	-
	321	2	319	-	31,150	1,822	29,328	-
Commercial real estate
Owner occupied	1,167	383	784	-	69,256	6,785	62,471	-
Non-owner occupied	460	26	434	-	38,037	2,867	35,170	-
Multifamily	51	-	51	-	8,537	-	8,537	-
Farmland	17	-	17	-	388	-	388	-
	1,695	409	1,286	-	116,218	9,652	106,566	-
Consumer real estate
Home equity lines	448	-	448	-	20,333	1,238	19,095	-
Secured by 1-4 family residential
First deed of trust	602	324	278	-	56,776	5,759	51,017	-
Second deed of trust	111	98	13	-	6,485	1,212	5,273	-
	1,161	422	739	-	83,594	8,209	75,385	-
Commercial and industrial loans (except those secured by real estate)	94	18	76	-	20,086	826	19,260	-
Student loans	230	-	230		53,989	-	53,989	-
Consumer and other	61	-	61	-	1,734	-	1,734	-

	$3,562	$851	$2,711	$-	$306,771	$20,509	$286,262	$-

Note 6 – Deposits

Deposits as of March 31, 2016 and December 31, 2015 were as follows (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	%	Amount	%

Demand accounts	$78,986	21.4%	$78,282	21.4%
Interest checking accounts	44,130	12.0%	44,256	12.1%
Money market accounts	66,447	18.0%	64,841	17.8%
Savings accounts	20,373	5.5%	19,403	5.3%
Time deposits of $250,000 and over	14,241	3.9%	9,717	2.7%
Other time deposits	144,907	39.2%	148,349	40.7%

Total	$369,084	100.0%	$364,848	100.0%

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2016 was 2.78%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at March 31, 2016 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at March 31, 2016 was 2.03%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at March 31, 2016 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

The Company had been deferring interest payments since June 2011. Although we elected to defer payment of the interest due, the amounts had been accrued in the consolidated balance sheet and included in interest expense in the consolidated statement of operations.

The Company received notification on February 26, 2016 from the Federal Reserve Bank of Richmond (the “Reserve Bank”) approving the payment of all accrued and deferred interest payments on the trust preferred securities. On March 15, 2016, the Company made the regularly-scheduled quarterly interest payment and repaid all of the accrued and deferred interest on the trust preferred securities totaling $1,332,633, bringing the Company current as of such date. Although the Company intends to make future regularly-scheduled quarterly interest payments on the trust preferred securities, no assurance can be given that it will do so. The Reserve Bank’s approval was limited to the interest payments due through March 15, 2016 and, under the terms of the Company’s Written Agreement with the Reserve Bank, the Company must seek approval before making any future quarterly interest payments on the trust preferred securities.

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

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Three Months Ended March 31,
	2016				2015
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	2,929	$24.47	$12.71		6,830	$92.34	$52.74
Granted	-	-	-		-	-	-
Forfeited	-	-	-		-	-	-
Exercised	-	-	-		-	-	-
Options outstanding, end of period	2,929	$24.47	$12.71	$-	6,830	$92.34	$52.74	$-
Options exercisable, end of period	1,730				5,286

During the third quarter of 2015, we granted certain officers 40,675 restricted shares of common stock with a weighted average fair market value of $19.72 at the date of grant. These restricted stock awards have three-year grading vesting. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock was 47,348 and 14,096 at March 31, 2016 and 2015, respectively.

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the stock incentive plan as of March 31, 2016 and 2015, was $841,163 and $403,046, respectively. The time based unamortized compensation of $428,743 is expected to be recognized over a weighted average period of 2.09 years.

Stock-based compensation expense was approximately $167,000 and $80,000 for the three months ended March 31, 2016 and 2015, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (dollars in thousands):

	Fair Value Measurement
	at March 31, 2016 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$23,097	$3,183	$19,914	$-
Mortgage-backed securities	2,849	-	2,849	-
Municipals	1,240	-	1,240	-

Financial Assets - Non-Recurring
Impaired loans	19,204	-	17,600	1,604
Assets held for sale	11,800	-	11,800	-
Real estate owned	6,134	-	6,075	59

	Fair Value Measurement
	at December 31, 2015 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$33,713	$3,307	$30,406	$-
Mortgage-backed securities	3,001	-	3,001	-
Municipals	1,205	-	1,205	-

Financial Assets - Non-Recurring
Impaired loans	20,509	-	18,862	1,647
Assets held for sale	12,631	-	12,631	-
Real estate owned	6,249	-	6,190	59

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
	(In thousands)

Impaired loans - real estate secured	$983	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)
Impaired loans - non-real estate secured	$621	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of marketability or practical life	0%-50% (20%)
Real estate owned	$59	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)
Assets held for sale	$11,800	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

	December 31, 2015
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
	(In thousands)

Impaired loans - real estate secured	$1,042	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)
Impaired loans - non-real estate secured	$605	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of marketability or practical life	0%-50% (20%)
Real estate owned	$59	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)
Assets held for sale	$12,631	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

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

Assets held for sale –The carrying value of assets held for sale is based on fair value less selling costs.  Fair values for assets held for sale are estimated based on appraised values of the asset or management’s estimation of the value of the assets.

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

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

		March 31,		December 31,
		2016		2015
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$22,653	$22,653	$17,076	$17,076
Cash equivalents	Level 2	8,069	8,069	186	186
Investment securities available for sale	Level 1	3,183	3,183	3,307	3,307
Investment securities available for sale	Level 2	24,003	24,003	34,612	34,612
Federal Home Loan Bank stock	Level 2	674	674	685	685
Loans held for sale	Level 2	9,150	9,150	14,373	14,373
Loans	Level 2	294,043	283,473	286,262	274,230
Impaired loans	Level 2	17,599	17,599	18,862	18,862
Impaired loans	Level 3	1,604	1,604	1,647	1,647
Assets held for sale	Level 2	11,800	11,800	12,631	12,631
Other real estate owned	Level 2	6,075	6,075	6,190	6,190
Other real estate owned	Level 3	59	59	59	59
Bank owned life insurance	Level 3	7,178	7,178	7,130	7,130
Accrued interest receivable	Level 2	2,038	2,038	2,060	2,060

Financial liabilities
Deposits	Level 2	369,084	369,544	364,848	365,294
FHLB borrowings	Level 2	5,000	5,000	6,000	6,004
Trust preferred securities	Level 2	8,764	8,984	8,764	8,984
Other borrowings	Level 2	558	558	508	508
Accrued interest payable	Level 2	91	91	1,346	1,346

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

The preferred stock qualifies as Tier 1 capital and accrued cumulative dividends at a rate of 5% until May 1, 2014 and now accrues at a 9% rate. The preferred stock is generally non-voting, other than on certain matters that could adversely affect the preferred stock.

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

In accordance with the Company’s Written Agreement with the Reserve Bank, the Company has been deferring quarterly cash dividends on the preferred stock since May 2011. The total arrearage on such preferred stock as of March 31, 2016 was $2,255,701. This amount has been accrued for and is included in other liabilities in the consolidated balance sheet.

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

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of March 31, 2016, the Company would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued February 2105, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies. The capital amounts and ratios at March 31, 2016 and December 31, 2015 for the Bank are presented in the table below (dollars in thousands):

			For Capital		Minimum Capital Adequacy
	Actual		Adequacy Purposes		with Capital buffer		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2016
Total capital (to risk- weighted assets) Village Bank	43,368,000	14.20%	24,435,000	8.00%	25,634,400	8.625%	30,544,000	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	39,757,000	13.02%	12,217,000	4.00%	20,235,000	6.625%	18,326,000	6.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	39,757,000	9.50%	16,738,000	4.00%	N/A	N/A	20,922,000	5.00%

Common equity tier 1 (to risk-weighted assets) VillageBank	39,757,000	13.02%	13,745,000	4.50%	15,654,000	5.125%	19,853,000	6.50%

December 31, 2015
Total capital (to risk- weighted assets) Village Bank	42,695,000	14.02%	24,369,000	8.00%	N/A	N/A	30,461,000	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	39,133,000	12.85%	12,184,000	4.00%	N/A	N/A	18,277,000	6.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	39,133,000	9.33%	16,776,000	4.00%	N/A	N/A	20,970,000	5.00%

Common equity tier 1 (to risk-weighted assets) VillageBank	39,133,000	12.85%	13,707,000	4.50%	N/A	N/A	15,231,000	6.50%

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

The Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2016	2015

Undisbursed credit lines	$43,799	$46,656
Commitments to extend or originate credit	22,152	9,132
Standby letters of credit	1,474	1,484

Total commitments to extend credit	$67,425	$57,272

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

Approximately 15% of the Company’s loan portfolio consists of student loans that are guaranteed by the DOE and covers approximately 98% of the principal and interest in the event of default.  The Company utilizes a third party vendor with significant experience and expertise to service these loans.  In the unlikely event that the third party servicer does not service the loans in accordance with the DOE requirements and could not reimburse the Company for losses sustained as a result of servicing errors, the Company could sustain additional losses beyond what has been factored in the allowance for loan losses.

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

The Company has taken numerous steps to comply with the terms of the MOU and Written Agreement. As of March 31, 2016, we believe we have complied with all requirements of the MOU and the Written Agreement with the exception of the correction of the violations of Section 23A of Regulation W of the Federal Reserve Act.

Note 12 – Income Taxes

The net deferred tax asset is included in other assets on the balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. At March 31, 2016, management continues to believe that the objective negative evidence represented by the Company’s prior losses outweighed the more subjective positive evidence and, as a result, maintains a valuation allowance at March 31, 2016 of $11,874,000. The net operating losses available to offset future taxable income amounted to $24,379,000 at March 31, 2016 and begin expiring in 2028, $1,257,000 of such amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $908,000 per year.

Note 13 – Recent accounting pronouncements

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

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation. The guidance in this ASU requires that a performance target that affects vesting and that could be achieved after the requisite service is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite period, the remaining unrecognized cost should be recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2015. This ASU did not have a significant impact on our financial condition or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in Other Comprehensive Income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is only permitted for the provision related to instrument-specific credit risk. The Company is currently assessing the impact of ASU 2016-01 will have on its consolidated financial statements.

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

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at March 31, 2016 and December 31, 2015 and the results of operations for the Company for the three months ended March 31, 2016 and 2015. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended March 31, 2016, the Company had net income of $402,000 and net income available to common shareholders of $284,000 or $0.16 per fully diluted share compared to net loss of $5,000 and net income available to common shareholders of $6,451,000 or $15.40 per fully diluted share, for the same period in 2015. The more substantial changes in income and expense items when comparing the results for the three months ended March 31, 2016 to the results for the same period in 2015 were as follows (dollars in thousands):

Effect on
Income
Changes in
Net interest income	$220
Service charges and fees	(56)
Gains on loan sales	(83)
Gain on sale of investments	102
Rental income	81
Expenses related to foreclosed real estate	31
FDIC premium	172
Other operating expense	(35)

$432

•	The increase in net interest income reflects the increase in average net loans, which averaged $311,080,000 for the first three months of 2016 compared to $288,252,000 for the same period in 2015, combined with a decline in average interest bearing deposits, which averaged $288,117,000 for the first three months of 2016 compared to $300,348,000 for the same period in 2015.
•	The decline in service charges and fees and gains on loan sales is a result of decreased mortgage production by our mortgage company. Our mortgage company’s profit decreased by $190,000 in the first quarter of 2016 compared to the same period in 2015 due to a decline in loan closings, from $48,808,000 in 2015 to $31,255,000 in 2016.
•	The Company sold approximately $11 million investment securities in the first quarter of 2016 resulting in a gain on sale of $109,000 compared to a gain of $7,000 for the same period in 2015. These sales were of longer term securities to reduce the Company’s exposure to negative mark to market adjustments arising from increasing interest rates.
•	The increase in rental income was attributable to a new lessee in the Company’s old headquarters building at the Watkins Centre that leased a significant portion of the building.
•	The decline in the expenses related to foreclosed property is attributable to an improving real estate market as well as successful efforts in selling foreclosed assets.
•	The decrease in our FDIC premium is due to the improvement in the Bank’s risk rating with the FDIC based on the removal of the Consent Order in October 2015.
•	The increase in other operating expense related to higher loan underwriting expenses of approximately $31,000 due to the increase in loans outstanding. The Company experienced an improvement in originating commercial loans in the first quarter of 2016, a trend management expects to continue for the rest of the year.

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

Net interest income of $3,259,000 for the first quarter of 2016 represents an increase of $220,000, or 7%, compared to the same period in 2015. This increase is primarily due to an increase in average loans outstanding of $22,828,000 resulting in an increase in interest income of $131,000, combined with a decline in average interest-bearing liabilities of $22,414,000 decreasing interest expense by $119,000.

Average interest-bearing assets for the first quarter of 2016 declined by $6,039,000, or 2%, compared to the same period in 2015. Although average interesting-bearing assets declined slightly, the mix improved to higher yielding loans from lower yielding securities and federal funds sold. This improvement in the interest-bearing asset mix resulted in a higher yield of 4.34% in 2016 compared to 4.19% in 2015.

Average interest-bearing liabilities for the first quarter of 2016 declined by $22,414,000, or 7%, compared to the same period in 2015. This decline was a result of declines in average deposits of $12,231,000 and average borrowings of $10,183,000. Until the first quarter of 2016, loan demand was not strong so we utilized liquidity to allow higher cost certificates of deposit and borrowings to run off. As a result, the average cost of interest-bearing liabilities decreased to 0.85% for the three months ended March 31, 2016 from 0.94% for the three months ended March 31, 2015. See our discussion of interest rate sensitivity below for more information.

The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States of America, but it is a common measure used by the financial services industry to determine how profitably earning assets are funded. Our net interest margin over the last several quarters is provided in the following table:

Net
Interest
Quarter Ended	Margin

March 31, 2015	3.36%
June 30, 2015	3.34%
September 30, 2015	3.45%
December 31, 2015	3.46%
March 31, 2016	3.63%

The increase in our net interest margin of 17 basis points for the three months ended March 31, 2016 was attributable to an increase in yield on interest-bearing assets of 15 basis points and a decrease in our cost of funds of 9 basis points. The increase in asset yield is a result of recognition of approximately $50,000 in accrued interest income in the quarter from moving one loan from nonaccrual to accrual status, which increased the net interest margin by 6 basis points. The remaining 11 basis point increase is attributable to the purchase of additional student loans during the second and fourth quarters of 2015 of approximately $15 and $8 million, respectively, funded by federal funds sold.

The 9 point decline in our cost of funds resulted because we utilized liquidity to allow higher cost certificates of deposit and borrowings to run off. Noninterest bearing demand deposits represented 21.4% of our total deposits at March 31, 2016 compared to 19.6% at March 31, 2015.

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

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$311,080	$3,684	4.76%	$288,252	$3,553	5.00%
Loans held for sale	7,980	81	4.08%	8,797	71	3.27%
Investment securities	31,574	120	1.53%	36,081	155	1.74%
Federal funds and other	10,534	13	0.50%	34,077	18	0.21%
Total interest earning assets	361,168	3,898	4.34%	367,207	3,797	4.19%

Allowance for loan losses and deferred fees	(3,643)			(5,841)
Cash and due from banks	17,542			10,705
Premises and equipment, net	13,659			14,562
Other assets	31,759			39,750
Total assets	$420,485			$426,383

Interest bearing deposits
Interest checking	$43,893	$20	0.18%	$43,917	$20	0.18%
Money market	65,961	60	0.37%	66,801	61	0.37%
Savings	19,631	9	0.18%	20,421	9	0.18%
Certificates	158,632	510	1.29%	169,209	546	1.31%
Total	288,117	599	0.84%	300,348	636	0.86%
Borrowings	14,963	40	1.08%	25,146	122	1.97%
Total interest bearing liabilities	303,080	639	0.85%	325,494	758	0.94%
Noninterest bearing deposits	77,519			70,310
Other liabilities	8,820			10,462
Total liabilities	389,419			406,266
Equity capital	31,066			20,117
Total liabilities and capital	$420,485			$426,383

Net interest income before provision for loan losses		$3,259			$3,039

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.49%			3.25%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.63%			3.36%

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

The Company did not record a provision for loan losses for the three months ended March 31, 2016 and 2015.

The provision for (recovery of) loan losses by category is presented following (in thousands):

	Three Months Ended March 31,
	2016		2015
		Average		Average
	Provision	Loans	Provision	Loans
	(Recovery)	Outstanding	(Recovery)	Outstanding

Construction and land development	$75	$31,629	$293	$29,681
Commercial real estate	(379)	119,910	49	112,392
Consumer real estate	(111)	83,821	(282)	89,340
Commercial and industrial	(23)	22,237	(52)	21,965
Guaranteed student loans	63	51,717	-	33,283
Consumer	(2)	1,766	(8)	1,591
Unallocated	377	-	-	-

	$-	$311,080	$-	$288,252

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. We concluded that the unallocated portion of the allowance was acceptable given the continued higher level of classified assets and was within a reasonable range around the estimate of losses. At March 31, 2016 the allowance for loan losses included an unallocated amount of approximately $436,000 compared to $59,000 at December 31, 2015.

Discussion of the recovery of loan losses related to specific loan types are provided following:

•	The recovery of loan losses totaling $379,000 for the commercial real estate portfolio in the first quarter of 2016 was attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.87% in the first quarter of 2015 to 0.41% in the first quarter of 2016. In addition, the portfolio was in a net-recovery position of $126,000 as of March 31, 2016.

•	The recovery of loan losses totaling $111,000 for the consumer real estate portfolio in the first quarter of 2016 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.24% in 2015 to 0.03% in the first quarter of 2016.

•	The provision for loan losses totaling $293,000 for the construction and land development portfolio in 2015 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio increased primarily as a result of an increase in the historical loss experience from a net recovery of 0.27% in 2014 to a net recovery of 0.12% in the first quarter 2015. In addition, the portfolio was in net charge-off position of $112,000 as of March 31, 2015.

•	The recovery of loan losses totaling $282,000 for the consumer real estate portfolio in the first quarter of 2015 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 1.36% in 2014 to 0.82% in the first quarter of 2015. In addition, net charge-offs on this portfolio decreased from $562,000 in 2014 to a net-recovery of $365,000 in the first quarter of 2015.

Noninterest income

Noninterest income increased slightly from $2,170,000 for the three months ended March 31, 2015 to $2,196,000 for the three months ended March 31, 2016, an increase of $26,000, or 1.19%. This increase in noninterest income was primarily the result of higher gains on sale of investment securities of $102,000 which was offset by a decrease in the gains on sale of loans of $83,000.

Noninterest expense

Noninterest expense for the three months ended March 31, 2016 was $5,053,000 compared to $5,214,000 for the three months ended March 31, 2015, a decrease of $161,000 or 3%. The most significant decrease occurred in the FDIC insurance premium which declined by $172,000. This decrease was due to the improvement in the Bank’s risk rating with the FDIC based on the removal of the Consent Order in December 2015.

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

The net deferred tax asset is included in other assets on the balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. At December 31, 2015, management continues to believe that the objective negative evidence represented by the Company’s prior losses outweighed the more subjective positive evidence and, as a result, maintains a valuation allowance at December 31, 2015 of $11,807,000. At March 31, 2016, management continues to believe that the objective negative evidence represented by the Company’s prior losses outweighed the more subjective positive evidence and, as a result, maintains a valuation allowance at March 31, 2016 of $11,874,000. The net operating losses available to offset future taxable income amounted to $24,379,000 at March 31, 2016 and begin expiring in 2028; $1,257,000 of such amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $908,000 per year.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense of approximately $19,000 for the three months ended March 31, 2016. Due to the Company’s adjusted capital level we were not subject to franchise tax expense for the three months ended March 31, 2015.

Balance Sheet Analysis

Our total assets increased to $422,990,000 at March 31, 2016 from $419,941,000 at December 31, 2015, an increase of $3,049,000, or 0.72%. The increase in loans outstanding was the primary driver of this increase. Loans outstanding increased by $6,475,000 during the first three months of 2016.

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

The Company’s real estate loan portfolios, which represent approximately 76% of all loans, are secured by mortgages on real property located principally in the Commonwealth of Virginia. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. The Company’s commercial loan portfolio represents approximately 8% of all loans. Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent 16% of the total.

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	%	Amount	%
Construction and land development
Residential	$7,632	2.44%	$5,202	1.70%
Commercial	24,476	7.82%	25,948	8.46%
	32,108	10.26%	31,150	10.15%
Commercial real estate
Owner occupied	70,801	22.60%	69,256	22.58%
Non-owner occupied	41,848	13.36%	38,037	12.40%
Multifamily	8,429	2.69%	8,537	2.78%
Farmland	382	0.12%	388	0.13%
	121,460	38.77%	116,218	37.88%
Consumer real estate
Home equity lines	21,784	6.95%	20,333	6.63%
Secured by 1-4 family residential,
First deed of trust	56,061	17.90%	56,776	18.51%
Second deed of trust	6,202	1.98%	6,485	2.11%
	84,047	26.83%	83,594	27.25%
Commercial and industrial loans (except those secured by real estate)	24,388	7.79%	20,086	6.55%
Guaranteed student loans	49,445	15.78%	53,989	17.60%
Consumer and other	1,798	0.57%	1,734	0.57%

Total loans	313,246	100.0%	306,771	100.0%
Deferred loan cost, net	688		670
Less: allowance for loan losses	(3,611)		(3,562)

	$310,323		$303,879

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and,
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

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

The allowance for loan losses at March 31, 2016 was $3,611,000, compared to $3,562,000 at December 31, 2015. The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at March 31, 2016 and December 31, 2015 was 1.15% and 1.16%, respectively. The increase in the allowance for loan losses for the first three months of 2016 was primarily a result of recoveries recognized during the quarter. We believe the amount of the allowance for loan losses at March 31, 2016 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015

Beginning balance	$3,562	$5,729
Provision for loan losses	-	-
Charge-offs
Construction and land development
Commercial	-	(115)
Commercial real estate
Consumer real estate
Secured by 1-4 family residential
First deed of trust	(27)	-
Commercial and industrial (except those secured by real estate)	-	(162)
Guaranteed student loans	(87)	-
Consumer and other	(1)	(2)
	(115)	(279)
Recoveries
Construction and land development
Residential	1	1
Commercial	-	1
Commercial real estate
Non-owner occupied	1	-
Farmland	125	-
Consumer real estate
Home equity lines	1	-
Secured by 1-4 family residential
First deed of trust	6	358
Second deed of trust	5	9
Commercial and industrial (except those secured by real estate)	24	12
Consumer and other	1	13
	164	394
Net charge-offs	49	115

Ending balance	$3,611	$5,844

Loans outstanding at end of period(1)	$313,934	$288,332
Ratio of allowance for loan losses as a percent of loans outstanding at end of period	1.15%	2.03%

Average loans outstanding for the period(1)	$311,080	$288,252
Ratio of net charge-offs to average loans outstanding for the period	(0.02)%	(0.04)%

 (1) Loans are net of unearned income.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	March 31,	December 31,	March 31,
	2016	2015	2015

Nonaccrual loans	$3,218	$3,718	$7,897
Foreclosed properties	6,134	6,249	11,472
Total nonperforming assets	$9,352	$9,967	$19,369

Restructured loans (not included in nonaccrual loans above)	$13,783	$14,260	$21,009

Loans past due 90 days and still accruing (1)	$8,436	$8,590	$998

Nonperforming assets to loans (2) (3)	3.0%	3.2%	6.7%

Nonperforming assets to total assets (3)	2.2%	2.4%	4.4%

Allowance for loan losses to nonaccrual loans	112.2%	95.8%	74.5%

(1) All loans 90 days past due and still accruing at March 31, 2016 December 31, 2015 represents rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

(3) Nonperforming assets excludes performing troubled debt restructurings.

The following table presents an analysis of the changes in nonperforming assets for the three months ended March 31, 2016 (dollars in thousands):

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2015	$3,718	$6,249	$9,967
Additions	554	-	554
Loans placed back on accrual	(1,018)	-	(1,018)
Transfers to OREO	-	-	-
Repayments	(9)	-	(9)
Charge-offs	(27)	(41)	(68)
Sales	-	(74)	(74)
		-	-
Balance March 31, 2016	$3,218	$6,134	$9,352

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

Of the total nonaccrual loans of $3,218,000 at March 31, 2016 that were considered impaired, 13 loans totaling $1,402,000 had specific allowances for loan losses totaling $197,000. This compares to $3,718,000 in nonaccrual loans at December 31, 2015 of which 12 loans totaling $2,112,000 had specific allowances for loan losses of $370,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $136,000 and $182,000 for the three months ended March 31, 2016 and 2015, respectively.

Deposits

Deposits as of March 31, 2016 and December 31, 2015 were as follows (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	%	Amount	%

Demand accounts	$78,986	21.4%	$78,282	21.5%
Interest checking accounts	44,130	12.0%	44,256	12.1%
Money market accounts	66,447	18.0%	64,841	17.8%
Savings accounts	20,373	5.5%	19,403	5.3%
Time deposits of $100,000 and over	77,107	20.9%	72,745	19.9%
Other time deposits	82,041	22.2%	85,321	23.4%

Total	$369,084	100.0%	$364,848	100.0%

Total deposits increased by $4,236,000, or 1.2%, from $364,848,000 at December 31, 2015 to $369,084,000 at March 31, 2016, as compared to a decrease of $2,028,000, or 0.5%, during the first three months of 2015. Checking and savings accounts increased by $1,548,000, money market accounts increased by $1,606,000 and time deposits increased by $1,082,000. The cost of our interest-bearing deposits declined to 0.84% for the first three months of 2016 compared to 0.86% for the first three months of 2015.

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

As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $5,000,000 and $6,000,000 at March 31, 2016 and December 31, 2015, respectively. The FHLB advances are secured by the pledge of investment securities and loans.

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

In accordance with the Company’s written agreement with the Reserve Bank, the Company has been deferring quarterly cash dividends on the preferred stock since May 2011. The total arrearage on such preferred stock as of March 31, 2016 was $2,255,701. This amount has been accrued for and is included in other liabilities in the consolidated balance sheet.

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

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of March 31, 2016, the Company would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2016	2015

Tier 1 capital
Total bank equity capital	$39,812	$38,665
Net unrealized (gain) loss on available-for-sale securities	(76)	439
Defined benefit postretirement plan	66	69
Disallowed intangible assets	(45)	(40)
Total Tier 1 capital	39,757	39,133

Tier 2 capital
Allowance for loan losses	3,611	3,562
Total Tier 2 capital	3,611	3,562

Total risk-based capital	43,368	42,695

Risk-weighted assets	$305,435	$304,611

Average assets	$418,492	$419,398

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	9.50%	9.33%
Common equity tier 1 capital ratio (CET 1)	13.02%	12.85%
Tier 1 capital to risk-weighted assets	13.02%	12.85%
Total capital to risk-weighted assets	14.20%	14.02%
Equity to total assets	9.45%	9.25%

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

At March 31, 2016, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $57,908,000, or 14% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $5,000,000 of these securities are pledged against current and potential fundings.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $10 million for which there were no borrowings against the lines at March 31, 2016.

At March 31, 2016, we had commitments to originate $67,425,000 of loans. Fixed commitments to incur capital expenditures were approximately $275,000 at March 31, 2016. Certificates of deposit scheduled to mature in the 12-month period ending March 31, 2017 totaled $76,026,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income.  Management determined that as of March 31, 2016 and December 31, 2015, the objective negative evidence represented by the Company’s prior losses outweighed the more subjective positive evidence and, as a result, maintains a valuation allowance of $11,874,000 and $11,997,000 respectively, representing all of the net deferred tax asset that is dependent on future earnings of the Company at the indicated date.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2016. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

As previously disclosed by the Company, in March 2013, the Special Inspector General for the Troubled Asset Relief Program notified the Company that it was conducting an investigation of the Company. SIGTARP issued five subpoenas from March 2013 to April 2016 requesting that the Company produce certain documents and other information. The Company has been cooperating fully with SIGTARP in providing the requested materials. The Company cannot predict the duration or the outcome of this investigation, including the effect the investigation and the costs associated with the investigation could have on the Company’s business, financial condition, or results of operations.

As also previously disclosed by the Company, in April 2015, the Company received a subpoena from the United States Attorney’s Office for the Eastern District of Virginia (the “U.S. Attorney’s Office”) to produce additional documents and information related to the SIGTARP subpoenas. The Company fully cooperated in providing the documents and information, and the U.S. Attorney’s Office has informed counsel for the Company that the investigation has been closed.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

The Company is currently prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the preferred stock or trust preferred capital notes without prior regulatory approval. The Company is current on its trust preferred capital notes. At March 31, 2016, the aggregate amount of all of the Company’s total accrued but deferred dividend payments on the preferred stock was $2,255,701.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

10.1	Employment Agreement, dated April 5, 2016, by and between Village Bank and James E. Hendricks, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2016).

10.2	Employment Agreement, dated April 5, 2016, by and between Village Bank and Max C. Morehead, Jr. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2016).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: May 13, 2016	By:	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

Date: May 13, 2016	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document

10.1	Employment Agreement, dated April 5, 2016, by and between Village Bank and James E. Hendricks, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2016).

10.2	Employment Agreement, dated April 5, 2016, by and between Village Bank and Max C. Morehead, Jr. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2016).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

1