Form 10-Q
period 2016-06-30
Village Bank & Trust Financial Corp.
filed 2016-08-12
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

1,424,660 shares of common stock, $4.00 par value, outstanding as of July 21, 2016

Village Bank and Trust Financial Corp.

Form 10-Q

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
June 30, 2016 (Unaudited) and December 31, 2015
(in thousands, except share data)

	June 30,	December 31,
	2016	2015
Assets
Cash and due from banks	$12,638	$17,076
Federal funds sold	16,323	186
Total cash and cash equivalents	28,961	17,262
Investment securities available for sale	21,159	37,919
Loans held for sale	16,164	14,373
Loans
Outstandings	323,219	306,771
Allowance for loan losses	(3,523)	(3,562)
Deferred fees and costs, net	602	670
Total loans, net	320,298	303,879
Other real estate owned, net of valuation allowance	3,941	6,249
Assets held for sale	841	12,631
Premises and equipment, net	12,590	13,671
Bank owned life insurance	7,223	7,130
Accrued interest receivable	1,962	2,060
Other assets	6,402	4,767

	$419,541	$419,941

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$78,122	$78,282
Interest bearing	289,502	286,566
Total deposits	367,624	364,848
Federal Home Loan Bank advances	3,200	6,000
Long-term debt - trust preferred securities	8,764	8,764
Other borrowings	316	508
Accrued interest payable	80	1,346
Other liabilities	7,843	8,116
Total liabilities	387,827	389,582

Shareholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference, 1,000,000 shares authorized; 5,715 shares issued and outstanding at June 30, 2016 and December 31, 2015	23	23
Common stock, $4 par value - 10,000,000 shares authorized; 1,425,288 shares issued and outstanding at June 30, 2016 1,417,775 shares issued and outstanding and December 31, 2015	5,603	5,562
Additional paid-in capital	58,623	58,497
Accumulated deficit	(33,248)	(33,948)
Common stock warrant	732	732
Stock in directors rabbi trust	(1,034)	(1,034)
Directors deferred fees obligation	1,034	1,034
Accumulated other comprehensive loss	(19)	(507)
Total shareholders' equity	31,714	30,359

	$419,541	$419,941

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income
Loans	$3,804	$3,692	$7,569	$7,316
Investment securities	69	154	189	309
Federal funds sold	14	18	28	36
Total interest income	3,887	3,864	7,786	7,661

Interest expense
Deposits	595	620	1,194	1,256
Borrowed funds	63	103	104	225
Total interest expense	658	723	1,298	1,481

Net interest income	3,229	3,141	6,488	6,180
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	3,229	3,141	6,488	6,180

Noninterest income
Service charges and fees	649	683	1,185	1,275
Gain on sale of loans	1,441	1,728	2,587	2,957
Gain on sale of asset held for sale	504	-	504	-
Gain on sale of investment securities	38	-	147	7
Rental income	262	250	582	490
Other	92	75	177	177
Total noninterest income	2,986	2,736	5,182	4,906

Noninterest expense
Salaries and benefits	2,759	2,711	5,418	5,379
Commissions	381	443	630	735
Occupancy	415	409	864	887
Equipment	193	212	376	398
Write down of assets held for sale	220	687	220	687
Supplies	72	65	151	134
Professional and outside services	758	649	1,476	1,296
Advertising and marketing	78	101	163	173
Foreclosed assets, net	70	(218)	171	(86)
FDIC insurance premium	135	234	197	468
Other operating expense	475	500	943	936
Total noninterest expense	5,556	5,793	10,609	11,007

Income before income tax expense	659	84	1,061	79
Income tax expense	-	-	-	-

Net income	659	84	1,061	79

Preferred stock dividends and amortization of discount	(183)	(167)	(361)	(330)
Preferred stock principal forgiveness	-	-	-	4,404
Preferred stock dividend forgiveness	-	-	-	2,215
Net income (loss) available to common shareholders	$476	$(83)	$700	$6,368

Earnings (loss) per share, basic	$0.34	$(0.06)	$0.50	$7.00
Earnings (loss) per share, diluted	$0.34	$(0.06)	$0.50	$6.92

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$659	$84	$1,061	$79
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	86	(551)	880	106
Tax effect	29	(187)	299	37
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	57	(364)	581	69

Reclassification adjustment
Reclassification adjustment for gains realized in income	(38)	-	(147)	(7)
Tax effect	(13)	-	(50)	(2)
Reclassification for gains included in net income, net of tax	(25)	-	(97)	(5)

Minimum pension adjustment	3	3	6	6
Tax effect	1	1	2	2
Minimum pension adjustment, net of tax	2	2	4	4

Total other comprehensive income (loss)	34	(362)	488	69

Total comprehensive income (loss)	$693	$(278)	$1,549	$148

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Shareholders' Equity
Six Months Ended June 30, 2016 and 2015
(Unaudited)
(in thousands)

							Directors	Accumulated
			Additional			Stock in	Deferred	Other
	Preferred	Common	Paid-in	Accumulated		Directors	Fees	Comprehensive
	Stock	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, December 31, 2015	$23	$5,562	$58,497	$(33,948)	$732	$(1,034)	$1,034	$(507)	$30,359
Preferred stock dividend	-	-	-	(361)	-	-	-	-	(361)
Issuance of common stock	-	41	(41)	-	-	-	-	-	-
Stock based compensation	-	-	167	-	-	-	-	-	167
Minimum pension adjustment (net of income taxes of $2)	-	-	-	-	-	-	-	4	4
Net income	-	-	-	1,061	-	-	-	-	1,061
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	484	484

Balance, June 30, 2016	$23	$5,603	$58,623	$(33,248)	$732	$(1,034)	$1,034	$(19)	$31,714

Balance, December 31, 2014	$59	$1,339	$58,188	$(40,539)	$732	$(878)	$878	$(721)	$19,058
Preferred stock dividend	-	-	-	(330)	-	-	-	-	(330)
Restricted stock issuance	-	7	(85)	-	-	(156)	156	-	(78)
Issuance of common stock, net of offering expense of $1,200	-	2,875	5,842	-	-	-	-	-	8,717
Preferred stock exchanged for common stock	(18)	1,332	(1,314)	-	-	-	-	-	-
Preferred stock principal forgiveness	(18)	-	(4,386)	4,404	-	-	-	-	-
Preferred stock dividend forgiveness	-	-	-	2,215	-	-	-	-	2,215
Stock based compensation	-	-	172	-	-	-	-	-	172
Minimum pension adjustment (net of income taxes of $2)	-	-	-	-	-	-	-	4	4
Net income	-	-	-	79	-	-	-	-	79
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	65	65

Balance, June 30, 2015	$23	$5,553	$58,417	$(34,171)	$732	$(1,034)	$1,034	$(652)	$29,902

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2016 and 2015
(Unaudited)
(in thousands)

	2016	2015

Cash Flows from Operating Activities
Net income	$1,061	$79
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	412	445
Deferred income taxes	340	52
Valuation allowance (recovery) deferred income taxes	(340)	(52)
Write-down of other real estate owned	383	158
Valuation allowance other real estate owned	(294)	(293)
Write-down of assets held for sale	220	687
Gain on securities sold	(147)	(7)
Gain on loans sold	(2,587)	(2,957)
Gain on sale of assets held for sale	(504)	-
Loss on sale and disposal of premises and equipment	2	12
Gain on sale of other real estate owned	(55)	(451)
Stock compensation expense	167	172
Proceeds from sale of mortgage loans	87,942	101,559
Origination of mortgage loans for sale	(87,146)	(109,350)
Amortization of premiums and accretion of discounts on securities, net	88	142
Decrease (increase) in interest receivable	98	(669)
Increase in bank owned life insurance	(93)	(91)
Decrease (increase) in other assets	(997)	(822)
Increase (decrease) in interest payable	(1,266)	87
Increase (decrease) in other liabilities	(634)	134
Net cash (used in) provided by operating activities	(3,350)	(11,165)

Cash Flows from Investing Activities
Purchases of available for sale securities	-	(6,748)
Proceeds from the sale or calls of available for sale securities	17,551	6,834
Proceeds from the sale of assets held for sale	7,338	-
Net increase in loans	(12,052)	(15,970)
Proceeds from sale of other real estate owned	2,819	4,606
Purchases of premises and equipment	(391)	(561)
Net cash (used in) provided by investing activities	15,265	(11,839)

Cash Flows from Financing Activities
Net proceeds from sale of common stock, net of expenses of $990	-	8,965
Net increase (decrease) in deposits	2,776	(8,449)
Net decrease in Federal Home Loan Bank Advances	(2,800)	(7,000)
Net increase (decrease) in other borrowings	(192)	355
Net cash used in financing activities	(216)	(6,129)

Net increase (decrease) in cash and cash equivalents	11,699	(29,133)
Cash and cash equivalents, beginning of period	17,262	49,103

Cash and cash equivalents, end of period	$28,961	$19,970

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$2,552	$1,395
Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$268	$279
Assets moved to held for sale	$-	$831
Bank financed sale of asset held for sale	$4,912	$-
Dividends on preferred stock accrued	$361	$330
Non-Cash conversion of preferred shares	$-	$4,619
Forgiveness of principal and accrued dividends	$-	$6,619

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2016 and 2015

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 2016 is not necessarily indicative of the results to be expected for the full year ending December 31, 2016. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (“SEC”).

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2016 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Note 3 - Earnings per common share

The following table presents the basic and diluted earnings (loss) per common share computation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator
Net income - basic and diluted	$659	$84	$1,061	$79
Preferred stock dividend and accretion	(183)	(167)	(361)	(330)
Preferred stock principal forgiveness	-	-	-	4,404
Preferred stock dividend forgiveness	-	-	-	2,215
Net income available to common shareholders	$476	$(83)	$700	$6,368

Denominator
Weighted average shares outstanding - basic	1,422	1,388	1,420	909
Dilutive effect of common stock options and restricted stock awards	-	-	-	11

Weighted average shares outstanding - diluted	1,422	1,388	1,420	920

Earnings(loss) per share - basic	$0.34	$(0.06)	$0.50	$7.00
Earnings(loss) per share - diluted	$0.34	$(0.06)	$0.50	$6.92

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings (loss) per share for the periods presented. Stock options for 2,616 were not included in computing diluted earnings per share for the three and six months ended June 30, 2016 and stock options for 4,505 and 6,519 shares were not included in computing diluted earnings per share for the three and six months ended and 2015, respectively, because their effects were anti-dilutive.

Note 4 – Investment securities available for sale

At June 30, 2016 and December 31, 2015, all of our securities were classified as available for sale. The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands):

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
June 30, 2016
US Government Agencies
One to five years	$13,000	$13,243	$62	$(2)	$13,303	0.99%
Five to ten years	2,000	2,075	20	-	2,095	1.63%
More than ten years	3,130	3,136	-	(19)	3,117	1.10%
	18,130	18,454	82	(21)	18,515	1.20%
Mortgage-backed securities
One to five years	1,596	1,635	7	(3)	1,639	1.25%
More than ten years	959	1,003	2	-	1,005	1.27%
	2,555	2,638	9	(3)	2,644	1.28%

Total investment securities	$20,685	$21,092	$91	$(24)	$21,159	1.21%

December 31, 2015
US Government Agencies
One to five years	$11,000	$11,270	$-	$(157)	$11,113	0.91%
Five to ten years	18,500	19,697	-	(403)	19,294	2.32%
More than ten years	3,312	3,319	-	(13)	3,306	0.85%
	32,812	34,286	-	(573)	33,713	1.51%
Mortgage-backed securities
One to five years	1,794	1,841	-	(28)	1,813	1.30%
More than ten years	1,149	1,202	1	(15)	1,188	1.34%
	2,943	3,043	1	(43)	3,001	1.35%
Municipals
More than ten years	1,130	1,255	-	(50)	1,205	3.72%
	1,130	1,255	-	(50)	1,205	3.72%

Total investment securities	$36,885	$38,584	$1	$(666)	$37,919	1.57%

Investment securities with book values of approximately $5,167,000 and $5,968,000 at June 30, 2016 and December 31, 2015, respectively, were pledged to secure deposit repurchase agreements and FHLB advances.

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the periods indicated (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Gross realized gains	$38	$-	$147	$13
Gross realized losses	-	-	-	(6)

	$38	$-	$147	$7

The Company sold approximately $6 million and $17 million of investment securities for the three and six months ended June 30, 2016 resulting in a net gain of $38,000 and $147,000, respectively. The Company sold approximately $7 million of investment securities available for sale at a net gain of $7,000 for the six months ended June 30, 2015, no investment securities were sold during the three months ended June 30, 2015. The sale of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to the anticipated upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity.

Investment securities available for sale that have an unrealized loss position at June 30, 2016 and December 31, 2015 are detailed below (dollars in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2016
US Government Agencies	$1,889	$(8)	$3,229	$(13)	$5,118	$(21)
Mortgage-backed securities	-	-	812	(3)	812	(3)

	$1,889	$(8)	$4,041	$(16)	$5,930	$(24)

December 31, 2015
US Government Agencies	$18,598	$(329)	$15,115	$(244)	$33,713	$(573)
Municipals	707	(14)	497	(36)	1,204	(50)
Mortgage-backed securities	2,899	(43)	-	-	2,899	(43)

	$22,204	$(386)	$15,612	$(280)	$37,816	$(666)

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2016.

Note 5 – Loans and allowance for loan losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	%	Amount	%
Construction and land development
Residential	$5,109	1.58%	$5,202	1.70%
Commercial	24,873	7.70%	25,948	8.45%
	29,982	9.28%	31,150	10.15%
Commercial real estate
Owner occupied	78,753	24.36%	69,256	22.58%
Non-owner occupied	46,013	14.24%	38,037	12.40%
Multifamily	8,993	2.78%	8,537	2.78%
Farmland	250	0.08%	388	0.13%
	134,009	41.46%	116,218	37.89%
Consumer real estate
Home equity lines	20,694	6.40%	20,333	6.63%
Secured by 1-4 family residential,
First deed of trust	55,289	17.11%	56,776	18.51%
Second deed of trust	5,914	1.83%	6,485	2.11%
	81,897	25.34%	83,594	27.25%

Commercial and industrial loans (except those secured by real estate)	28,859	8.93%	20,086	6.55%
Guaranteed student loans	46,781	14.47%	53,989	17.60%
Consumer and other	1,691	0.52%	1,734	0.57%

Total loans	323,219	100.0%	306,771	100.0%
Deferred loan cost, net	602		670
Less: allowance for loan losses	(3,523)		(3,562)

	$320,298		$303,879

The Bank purchased portfolios of rehabilitated student loans guaranteed by the Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the Federal Home Loan Bank of Atlanta (“FHLB”) as part of their lending arrangement with the Company totaled $7,713,000 and $7,891,000 at June 30, 2016 and December 31, 2015, respectively.

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any;
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable; and

•	Loans rated 6 or 7 are considered “Classified” loans for regulatory classification purposes.

The following tables provide information on the risk rating of loans at the dates indicated (dollars in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
June 30, 2016
Construction and land development
Residential	$5,109	$-	$-	$-	$5,109
Commercial	22,634	856	1,383	-	24,873
	27,743	856	1,383	-	29,982
Commercial real estate
Owner occupied	73,872	2,402	2,479	-	78,753
Non-owner occupied	44,801	1,121	91	-	46,013
Multifamily	8,798	195	-	-	8,993
Farmland	250	-	-	-	250
	127,721	3,718	2,570	-	134,009
Consumer real estate
Home equity lines	19,185	236	1,273	-	20,694
Secured by 1-4 family residential
First deed of trust	49,574	2,947	2,768	-	55,289
Second deed of trust	5,506	126	282	-	5,914
	74,265	3,309	4,323	-	81,897
Commercial and industrial loans (except those secured by real estate)	27,910	436	513	-	28,859
Guaranteed student loans	46,781	-	-	-	46,781
Consumer and other	1,626	58	7	-	1,691

Total loans	$306,046	$8,377	$8,796	$-	$323,219

December 31, 2015
Construction and land development
Residential	$5,202	$-	$-	$-	$5,202
Commercial	24,053	572	1,323	-	25,948
	29,255	572	1,323	-	31,150
Commercial real estate
Owner occupied	64,261	2,850	2,145	-	69,256
Non-owner occupied	35,887	2,055	95	-	38,037
Multifamily	8,337	200	-	-	8,537
Farmland	388	-	-	-	388
	108,873	5,105	2,240	-	116,218
Consumer real estate
Home equity lines	18,539	435	1,359	-	20,333
Secured by 1-4 family residential
First deed of trust	51,200	2,710	2,866	-	56,776
Second deed of trust	5,751	128	606	-	6,485
	75,490	3,273	4,831	-	83,594
Commercial and industrial loans (except those secured by real estate)	18,873	373	840	-	20,086
Guaranteed student loans	53,989	-	-	-	53,989
Consumer and other	1,649	62	23	-	1,734

Total loans	$288,129	$9,385	$9,257	$-	$306,771

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (dollars in thousands):

			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
June 30, 2016
Construction and land development
Residential	$-	$-	$-	$-	$5,109	$5,109	$-
Commercial	192	-	-	192	24,681	24,873	-
	192	-	-	192	29,790	29,982	-
Commercial real estate
Owner occupied	-	-	-	-	78,753	78,753	-
Non-owner occupied	107	-	-	107	45,906	46,013	-
Multifamily	-	-	-	-	8,993	8,993	-
Farmland	-	-	-	-	250	250	-
	107	-	-	107	133,902	134,009	-
Consumer real estate
Home equity lines	24	-	-	24	20,670	20,694	-
Secured by 1-4 family residential
First deed of trust	96	-	-	96	55,193	55,289	-
Second deed of trust	-	-	-	-	5,914	5,914	-
	120	-	-	120	81,777	81,897	-

Commercial and industrial loans (except those secured by real estate)	-	-	-	-	28,859	28,859	-
Guaranteed student loans	2,185	1,661	8,412	12,258	34,523	46,781	8,412
Consumer and other	8	-	-	8	1,683	1,691	-

Total loans	$2,612	$1,661	$8,412	$12,685	$310,534	$323,219	$8,412

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2015
Construction and land development
Residential	$-	$-	$-	$-	$5,202	$5,202	$-
Commercial	-	-	-	-	25,948	25,948	-
	-	-	-	-	31,150	31,150	-
Commercial real estate
Owner occupied	327	-	-	327	68,929	69,256	-
Non-owner occupied	-	110	-	110	37,927	38,037	-
Multifamily	-	-	-	-	8,537	8,537	-
Farmland	-	-	-	-	388	388	-
	327	110	-	437	115,781	116,218	-
Consumer real estate
Home equity lines	-	-	-	-	20,333	20,333	-
Secured by 1-4 family residential
First deed of trust	163	292	-	455	56,321	56,776	-
Second deed of trust	94	-	-	94	6,391	6,485	-
	257	292	-	549	83,045	83,594	-
Commercial and industrial loans (except those secured by real estate)	-	-	-	-	20,086	20,086	-
Guaranteed student loans	7,816	1,252	8,590	17,658	36,331	53,989	8,590
Consumer and other	10	-	-	10	1,724	1,734	-

Total loans	$8,410	$1,654	$8,590	$18,654	$288,117	$306,771	$8,590

Loans greater than 90 days past due are student loans that are guaranteed by the DOE which covers approximately 98% of the principal and interest. Accordingly, these loans will not be placed on nonaccrual status and are included in the 90 Days and Accruing column.

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

	June 30, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$126	$193	$-
Commercial real estate
Owner occupied	1,422	1,431
Non-owner occupied	2,596	2,596	-
	4,018	4,027	-
Consumer real estate
Home equity lines	1,178	1,202	-
Secured by 1-4 family residential
First deed of trust	4,403	4,434	-
Second deed of trust	633	903	-
	6,214	6,539	-
Commercial and industrial loans (except those secured by real estate)	365	595	-
	10,723	11,354	-

With an allowance recorded
Construction and land development
Commercial	1,746	1,746	25
Commercial real estate
Owner occupied	4,447	4,462	142
Non-Owner occupied	91	91	1
	4,538	4,553	143
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,697	1,697	190
Second deed of trust	245	245	95
	1,942	1,942	285
Commercial and industrial loans (except those secured by real estate)	143	245	12
	8,369	8,486	465

Total
Construction and land development
Commercial	1,872	1,939	25
	1,872	1,939	25
Commercial real estate
Owner occupied	5,869	5,893	142
Non-owner occupied	2,687	2,687	1
	8,556	8,580	143
Consumer real estate
Home equity lines	1,178	1,202	-
Secured by 1-4 family residential,
First deed of trust	6,100	6,131	190
Second deed of trust	878	1,148	95
	8,156	8,481	285
Commercial and industrial loans (except those secured by real estate)	508	840	12
	$19,092	$19,840	$465

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$123	$190	$-
Commercial real estate
Owner occupied	1,066	1,066
Non-owner occupied	2,418	2,418	-
	3,484	3,484	-
Consumer real estate
Home equity lines	1,238	1,247	-
Secured by 1-4 family residential
First deed of trust	3,984	3,988	-
Second deed of trust	962	1,232	-
	6,184	6,467	-
Commercial and industrial loans (except those secured by real estate)	690	920	-
	10,481	11,061	-

With an allowance recorded
Construction and land development
Commercial	1,699	1,699	2
Commercial real estate
Owner occupied	5,719	5,734	383
Non-Owner occupied	449	449	26
	6,168	6,183	409
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,775	1,775	324
Second deed of trust	250	250	98
	2,025	2,025	422
Commercial and industrial loans (except those secured by real estate)	136	238	18
	10,028	10,145	851

Total
Construction and land development
Commercial	1,822	1,889	2
	1,822	1,889	2
Commercial real estate
Owner occupied	6,785	6,800	383
Non-owner occupied	2,867	2,867	26
	9,652	9,667	409
Consumer real estate
Home equity lines	1,238	1,247	-
Secured by 1-4 family residential,
First deed of trust	5,759	5,763	324
Second deed of trust	1,212	1,482	98
	8,209	8,492	422
Commercial and industrial loans (except those secured by real estate)	826	1,158	18
	$20,509	$21,206	$851

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30, 2016		Ended June 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$-	$-	$-	$-
Commercial	443	29	271	40
	443	29	271	40
Commercial real estate
Owner occupied	1,049	15	932	29
Non-owner occupied	2,434	30	2,533	64
Multifamily	-	-	-	-
Farmland	-	-	-	-
	3,483	45	3,465	93
Consumer real estate
Home equity lines	1,287	1	1,287	1
Secured by 1-4 family residential
First deed of trust	4,339	45	4,215	92
Second deed of trust	954	11	1,005	23
	6,580	57	6,508	116
Commercial and industrial loans (except those secured by real estate)	453	7	625	14
Consumer and other		-	7	-
	10,959	138	10,876	263

With an allowance recorded
Construction and land development
Commercial	1,428	6	1,586	12
Commercial real estate
Owner occupied	5,308	53	5,454	110
Non-Owner occupied	272	4	183	9
	5,580	57	5,637	119
Consumer real estate
Home equity line	-	-	-	-
Secured by 1-4 family residential
First deed of trust	1,681	3	1,861	9
Second deed of trust	235	2	192	4
	1,916	5	2,053	13
Commercial and industrial loans (except those secured by real estate)	130	-	134	-
	9,054	68	9,410	144

Total
Construction and land development
Residential	-	-	-	-
Commercial	1,871	35	1,856	52
	1,871	35	1,856	52
Commercial real estate
Owner occupied	6,357	68	6,386	139
Non-owner occupied	2,706	34	2,716	73
Multifamily	-	-	-	-
Farmland	-	-	-	-
	9,063	102	9,102	212
Consumer real estate
Home equity lines	1,287	1	1,287	1
Secured by 1-4 family residential,
First deed of trust	6,020	48	6,077	101
Second deed of trust	1,189	13	1,197	27
	8,496	62	8,561	129
Commercial and industrial loans (except those secured by real estate)	583	7	759	14
Consumer and other	-	-	7	-
	$20,013	$206	$20,285	$407

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

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
June 30, 2016
Construction and land development
Commercial	$1,677	$1,677	$-	$15
	1,677	1,677	-	15
Commercial real estate
Owner occupied	5,644	5,394	250	142
Non-owner occupied	2,687	2,687	-	1
	8,331	8,081	250	143
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	4,290	3,346	944	159
Second deeds of trust	680	680	-	-
	4,970	4,026	944	159
Commercial and industrial loans (except those secured by real estate)	118	-	118	6
	$15,096	$13,784	$1,312	$323

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2015
Construction and land development
Commercial	$1,699	$1,699	$-	$2
	1,699	1,699	-	2
Commercial real estate
Owner occupied	5,730	5,458	272	184
Non-owner occupied	2,866	2,866	-	26
	8,596	8,324	272	210
Consumer real estate
Home equity lines	87	-	87	-
Secured by 1-4 family residential
First deeds of trust	4,283	3,544	739	236
Second deeds of trust	693	693	-	1
	5,063	4,237	825	237
Commercial and industrial loans (except those secured by real estate)	127	-	127	18
	$15,485	$14,260	$1,225	$467

There were no TDRs identified during the six months ended June 30, 2016 and June 30, 2015.

The following table summarizes defaults on TDRs identified for the indicated periods (dollars in thousands):

	June 30, 2016		June 30, 2015
	Number of	Recorded	Number of	Recorded
	Loans	Balance	Loans	Balance

Construction and land development
Commercial	-	$-	3	$91
	-	-	3	91
Commercial real estate
Owner occupied	1	250	1	158
Non-owner occupied	1	560	-	-
	2	810	1	158
Consumer real estate
Secured by 1-4 family residential
First deed of trust	3	500	12	835
Second deed of trust	2	88	2	98
	5	588	14	933

Commercial and industrial (except those secured by real estate)	1	118	1	133
	8	$1,516	19	$1,315

Activity in the allowance for loan losses is as follows for the periods indicated (dollars in thousands):

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2016
Construction and land development
Residential	$44	$(13)	$-	$-	$31
Commercial	353	(94)	-	-	259
	397	(107)	-	-	290
Commercial real estate
Owner occupied	985	(265)	(9)	-	711
Non-owner occupied	402	34	-	1	437
Multifamily	51	3	-	-	54
Farmland	4	(2)	-	-	2
	1,442	(230)	(9)	1	1,204
Consumer real estate
Home equity lines	392	(81)	(53)	1	259
Secured by 1-4 family residential
First deed of trust	546	(63)	-	7	490
Second deed of trust	97	53	(25)	8	133
	1,035	(91)	(78)	16	882
Commercial and industrial loans (except those secured by real estate)	95	110	-	21	226
Guaranteed student loans	206	25	(40)	-	191
Consumer and other	-	7	-	1	8
Unallocated	436	286	-	-	722

	$3,611	$-	$(127)	$39	$3,523

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2015
Construction and land development
Residential	$35	57	$-	$-	$92
Commercial	88	331	(71)	21	369
	123	388	(71)	21	461
Commercial real estate
Owner occupied	1,836	(23)	(127)	-	1,686
Non-owner occupied	607	30	-	2	639
Multifamily	78	32	-	-	110
Farmland	130	(3)	-	-	127
	2,651	36	(127)	2	2,562
Consumer real estate
Home equity lines	469	11	(40)	1	441
Secured by 1-4 family residential
First deed of trust	1,703	(456)	(66)	11	1,192
Second deed of trust	284	17	(55)	4	250
	2,456	(428)	(161)	16	1,883
Commercial and industrial loans (except those secured by real estate)	356	(20)	-	46	382
Guaranteed student loans	217	37	(1)	-	253
Consumer and other	41	(13)	(3)	1	26

	$5,844	$-	$(363)	$86	$5,567

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Six Months Ended June 30, 2016
Construction and land development
Residential	$30	$-	$-	$1	$31
Commercial	291	(32)	-	-	259
	321	(32)	-	1	290
Commercial real estate
Owner occupied	1,167	(447)	(9)	-	711
Non-owner occupied	460	(25)	-	2	437
Multifamily	51	3	-	-	54
Farmland	17	(140)	-	125	2
	1,695	(609)	(9)	127	1,204
Consumer real estate
Home equity lines	448	(138)	(53)	2	259
Secured by 1-4 family residential
First deed of trust	602	(99)	(27)	14	490
Second deed of trust	111	34	(25)	13	133
	1,161	(203)	(105)	29	882
Commercial and industrial loans (except those secured by real estate)	94	88	-	44	226
Guaranteed student loans	230	88	(127)	-	191
Consumer and other	2	5	(1)	2	8
Unallocated	59	663	-	-	722

	$3,562	$-	$(242)	$203	$3,523

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Six Months Ended June 30, 2015
Construction and land development
Residential	$34	$57	$-	$1	$92
Commercial	202	330	(185)	22	369
	236	387	(185)	23	461
Commercial real estate
Owner occupied	1,837	(23)	(127)	-	1,686
Non-owner occupied	607	30	-	2	639
Multifamily	77	32	-	-	110
Farmland	130	(3)	-	-	127
	2,651	36	(127)	2	2,562
Consumer real estate
Home equity lines	469	11	(40)	1	441
Secured by 1-4 family residential
First deed of trust	1,345	(456)	(66)	369	1,192
Second deed of trust	275	17	(55)	13	250
	2,089	(428)	(161)	383	1,883
Commercial and industrial loans (except those secured by real estate)	506	(20)	(162)	58	382
Guaranteed student loans	217	37	(1)	-	253
Consumer and other	30	(12)	(6)	14	26

	$5,729	$-	$(642)	$480	$5,567

	Beginning	Provision for			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2015
Construction and land development
Residential	$34	$(6)	$-	$2	$30
Commercial	202	292	(252)	49	291
	236	286	(252)	51	321
Commercial real estate
Owner occupied	1,837	(576)	(127)	33	1,167
Non-owner occupied	607	(151)	-	4	460
Multifamily	77	(26)	-	-	51
Farmland	130	(113)	-	-	17
	2,651	(866)	(127)	37	1,695
Consumer real estate
Home equity lines	469	36	(62)	5	448
Secured by 1-4 family residential
First deed of trust	1,345	(1,020)	(103)	380	602
Second deed of trust	275	(159)	(55)	50	111
	2,089	(1,143)	(220)	435	1,161
Commercial and industrial loans (except those secured by real estate)	506	(350)	(162)	100	94
Guaranteed student loans	217	13	-	-	230
Consumer and other	30	1	(55)	26	2
Unallocated	-	59	-	-	59

	$5,729	$(2,000)	$(816)	$649	$3,562

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. We concluded that the unallocated portion of the allowance was within a reasonable range around the estimate of losses.

Discussion of the provision for (recovery of) loan losses related to specific loan types are provided following:

•	The recovery of loan losses totaling $609,000 for the commercial real estate portfolio for the first six months of 2016 was attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.70% in the first six months of 2015 to 0.15% in the first six months of 2016. In addition, the portfolio was in a net-recovery position of $118,000 as of June 30, 2016.

•	The recovery of loan losses totaling $203,000 for the consumer real estate portfolio for the six months ended 2016 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.24% in 2015 to a net recovery of 0.05% in the second quarter of 2016.

•	The provision for loan losses totaling $387,000 for the construction and land development portfolio in 2015 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio increased primarily as a result of an increase in the historical loss experience from a net recovery of 0.27% in 2014 to a net charge-off of 0.34% in 2015. In addition, the portfolio was in a net charge-off position of $162,000 as of June 30, 2015.

•	The recovery of loan losses totaling $428,000 for the consumer real estate portfolio in the first quarter of 2015 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 1.36% in 2014 to 0.68% in the second quarter of 2015. In addition, the portfolio was in a net recovery position of $222,000 as of June 30, 2015.

Loans were evaluated for impairment as follows for the periods indicated (dollars in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Period Ended June 30, 2016
Construction and land development
Residential	$31	$-	$31	$5,109	$-	$5,109
Commercial	259	25	234	24,873	1,872	23,001
	290	25	265	29,982	1,872	28,110
Commercial real estate
Owner occupied	711	142	569	78,753	5,869	72,884
Non-owner occupied	437	1	436	46,013	2,687	43,326
Multifamily	54	-	54	8,993	-	8,993
Farmland	2	-	2	250	-	250
	1,204	143	1,061	134,009	8,556	125,453
Consumer real estate
Home equity lines	259	-	259	20,694	1,178	19,516
Secured by 1-4 family residential
First deed of trust	490	190	300	55,289	6,100	49,189
Second deed of trust	133	95	38	5,914	878	5,036
	882	285	597	81,897	8,156	73,741
Commercial and industrial loans (except those secured by real estate)	226	12	214	28,859	508	28,351
Student loans	191	-	191	46,781	-	46,781
Consumer and other	730	-	730	1,691	-	1,691

	$3,523	$465	$3,058	$323,219	$19,092	$304,127

Year Ended December 31, 2015
Construction and land development
Residential	$30	$-	$30	$5,202	$-	$5,202
Commercial	291	2	289	25,948	1,822	24,126
	321	2	319	31,150	1,822	29,328
Commercial real estate
Owner occupied	1,167	383	784	69,256	6,785	62,471
Non-owner occupied	460	26	434	38,037	2,867	35,170
Multifamily	51	-	51	8,537	-	8,537
Farmland	17	-	17	388	-	388
	1,695	409	1,286	116,218	9,652	106,566
Consumer real estate
Home equity lines	448	-	448	20,333	1,238	19,095
Secured by 1-4 family residential
First deed of trust	602	324	278	56,776	5,759	51,017
Second deed of trust	111	98	13	6,485	1,212	5,273
	1,161	422	739	83,594	8,209	75,385
Commercial and industrial loans (except those secured by real estate)	94	18	76	20,086	826	19,260
Student loans	230	-	230	53,989	-	53,989
Consumer and other	61	-	61	1,734	-	1,734

	$3,562	$851	$2,711	$306,771	$20,509	$286,262

Note 6 – Deposits

Deposits as of June 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	%	Amount	%

Demand accounts	$78,122	21.2%	$78,282	21.4%
Interest checking accounts	42,361	11.5%	44,256	12.1%
Money market accounts	67,831	18.5%	64,841	17.8%
Savings accounts	19,820	5.4%	19,403	5.3%
Time deposits of $250,000 and over	15,077	4.1%	9,717	2.7%
Other time deposits	144,413	39.3%	148,349	40.7%

Total	$367,624	100.0%	$364,848	100.0%

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at June 30, 2016 was 2.80%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at June 30, 2016 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at June 30, 2016 was 2.05%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at June 30, 2016 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the Trust Preferred Capital Notes not considered as Tier 1 capital may be included in Tier 2 capital.

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends. The company is current on these interest payments.

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

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Six Months Ended June 30,
	2016				2015
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	2,929	$24.47	$12.71		6,830	$92.34	$52.74
Granted	-	-	-		-	-	-
Forfeited	-	-	-		(2,012)	171.03	94.35
Exercised	-	-	-		-	-	-
Options outstanding, end of period	2,929	$24.47	$12.71	$-	4,818	$59.48	$35.36	$-
Options exercisable, end of period	1,730				3,306

During the third quarter of 2015, we granted certain officers 40,675 restricted shares of common stock with a weighted average fair market value of $19.72 at the date of grant. These restricted stock awards have three-year grading vesting. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock was 50,253 and 14,096 at June 30, 2016 and 2015, respectively.

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the stock incentive plan as of June 30, 2016 and 2015, was $856,794 and $363,030, respectively. The time based unamortized compensation of $364,375 is expected to be recognized over a weighted average period of 1.76 years.

Stock-based compensation expense was approximately $167,000 and $172,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (dollars in thousands):

	Fair Value Measurement
	at June 30, 2016 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$18,515	$3,118	$15,397	$-
Mortgage-backed securities	2,644	-	2,644	-

Financial Assets - Non-Recurring
Impaired loans	19,092	-	17,752	1,340
Assets held for sale	841	-	841	-
Real estate owned	3,941	-	3,941	-

	Fair Value Measurement
	at December 31, 2015 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$33,713	$3,307	$30,406	$-
Mortgage-backed securities	3,001	-	3,001	-
Municipals	1,205	-	1,205	-

Financial Assets - Non-Recurring
Impaired loans	20,509	-	18,862	1,647
Assets held for sale	12,631	-	12,631	-
Real estate owned	6,249	-	6,190	59

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
	(In thousands)

Impaired loans - real estate secured	$751	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7)%
			Discount for lack of marketability and age of appraisal	6%-30% (10)%

Impaired loans - non-real estate secured	$589	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of marketability or practical life	0%-50% (20)%

Assets held for sale	$841	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7)%
			Discount for lack of marketability and age of appraisal	6%-30% (15)%

(1) Fair Value is generally determined through independent appraisals of the underlying collateral, which generally included various Level 3 inputs which are not identifiable

(2) Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances

	December 31, 2015
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
	(In thousands)

Impaired loans - real estate secured	$1,042	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7)%
			Discount for lack of marketability and age of appraisal	6%-30% (10)%

Impaired loans - non-real estate secured	$605	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of marketability or practical life	0%-50% (20)%

Real estate owned	$59	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7)%
			Discount for lack of marketability and age of appraisal	6%-30% (15)%

Assets held for sale	$12,631	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7)%
			Discount for lack of marketability and age of appraisal	6%-30% (15)%

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

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

		June 30,		December 31,
		2016		2015
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$12,638	$12,638	$17,076	$17,076
Cash equivalents	Level 2	16,323	16,323	186	186
Investment securities available for sale	Level 1	3,118	3,118	3,307	3,307
Investment securities available for sale	Level 2	18,041	18,041	34,612	34,612
Federal Home Loan Bank stock	Level 2	546	546	685	685
Loans held for sale	Level 2	16,164	16,164	14,373	14,373
Loans	Level 2	304,127	292,133	286,262	274,230
Impaired loans	Level 2	17,752	17,752	18,862	18,862
Impaired loans	Level 3	1,340	1,340	1,647	1,647
Assets held for sale	Level 2	841	841	12,631	12,631
Other real estate owned	Level 2	3,941	3,941	6,190	6,190
Other real estate owned	Level 3	-	-	59	59
Bank owned life insurance	Level 3	7,223	7,223	7,130	7,130
Accrued interest receivable	Level 2	1,962	1,962	2,060	2,060

Financial liabilities
Deposits	Level 2	367,624	368,077	364,848	365,294
FHLB borrowings	Level 2	3,200	3,210	6,000	6,004
Trust preferred securities	Level 2	8,764	8,796	8,764	8,984
Other borrowings	Level 2	316	316	508	508
Accrued interest payable	Level 2	80	80	1,346	1,346

Note 10 – Segment Reporting

In previous reports, the Company had concluded that it had one operating and reportable segment, “Community Banking”.  This conclusion was based on the fact that the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities supports the others.  The Company has re-assessed its segment reporting and decided to report two segments: traditional commercial banking and mortgage banking as management has changed the information it reviews to make decisions.  Revenues from commercial banking operations consist primarily of interest earned on loans and securities and fees from deposit services.  Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and loan origination fee income.

The commercial banking segment provides the mortgage banking segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on the commercial banking segment’s cost of funds.  Additionally, the mortgage banking segment leases premises from the commercial banking segment.  These transactions are eliminated in the consolidation process.

The following table presents segment information as of and for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended June 30, 2016

Revenues
Interest income	$3,801	$116	$(30)	$3,887
Gain on sale of loans	-	1,441		1,441
Other revenues	1,381	209	(45)	1,545
Total revenues	5,182	1,766	(75)	6,873

Expenses
Interest expense	658	30	(30)	658
Salaries and benefits	1,877	882		2,759
Commissions	-	381		381
Other expenses	2,206	255	(45)	2,416
Total operating expenses	4,741	1,548	(75)	6,214

Income before income taxes	$441	$218	$-	$659

Total assets	$421,572	$9,096	$(11,127)	$419,541

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended June 30, 2015

Revenues
Interest income	$3,768	$129	$(33)	$3,864
Gain on sale of loans	-	1,728		1,728
Other revenues	846	210	(48)	1,008
Total revenues	4,614	2,067	(81)	6,600

Expenses
Interest expense	723	33	(33)	723
Salaries and benefits	1,837	874		2,711
Commissions	-	443		443
Other expenses	2,393	294	(48)	2,639
Total operating expenses	4,953	1,644	(81)	6,516

Income (loss) before income taxes	$(339)	$423	$-	$84

Total assets	$430,169	$8,850	$(10,953)	$428,066

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Six Months Ended June 30, 2016

Revenues
Interest income	$7,630	$198	$(42)	$7,786
Gain on sale of loans	-	2,587		2,587
Other revenues	2,389	304	(98)	2,595
Total revenues	10,019	3,089	(140)	12,968

Expenses
Interest expense	1,298	42	(42)	1,298
Salaries and benefits	3,763	1,655		5,418
Commissions	-	630		630
Other expenses	4,147	512	(98)	4,561
Total operating expenses	9,208	2,839	(140)	11,907

Income before income taxes	$811	$250	$-	$1,061

Total assets	$421,572	$9,096	$(11,127)	$419,541

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Six Months Ended June 30, 2015

Revenues
Interest income	$7,509	$200	$(48)	$7,661
Gain on sale of loans	-	2,957		2,957
Other revenues	1,656	423	(130)	1,949
Total revenues	9,165	3,580	(178)	12,567

Expenses
Interest expense	1,481	48	(48)	1,481
Salaries and benefits	3,754	1,625		5,379
Commissions	-	735		735
Other expenses	4,496	527	(130)	4,893
Total operating expenses	9,731	2,935	(178)	12,488

Income (loss) before income taxes	$(566)	$645	$-	$79

Total assets	$430,169	$8,850	$(10,953)	$428,066

Note 11 – Shareholders’ equity and regulatory matters

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

In accordance with the Company’s prior Written Agreement with the Federal Reserve Bank of Richmond (the “Reserve Bank”), the Company has been deferring quarterly cash dividends on the preferred stock since May 2011. The total arrearage on such preferred stock as of June 30, 2016 was $2,437,935. This amount has been accrued for and is included in other liabilities in the consolidated balance sheet. With the termination of the Written Agreement as of July 28, 2016, the Company is not required to defer the quarterly cash dividends on the preferred stock, however the Company is evaluating various options with respect to the preferred stock.

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

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of June 30, 2016, the Company would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies. The capital amounts and ratios at June 30, 2016 and December 31, 2015 for the Bank are presented in the table below (dollars in thousands):

			For Capital		Minimum Capital Adequacy
	Actual		Adequacy Purposes		with Capital buffer		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2016
Total capital (to risk- weighted assets) Village Bank	$44,088	14.68%	$24,022	8.00%	$25,898	8.625%	$30,027	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	$40,565	13.51%	$12,011	4.00%	$19,893	6.625%	$18,016	6.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	$40,565	6.68%	$16,762	4.00%	N/A	N/A	$20,952	5.00%

Common equity tier 1 (to risk- weighted assets) VillageBank	$40,565	13.51%	$13,512	4.50%	$15,389	5.125%	$19,517	6.50%

December 31, 2015
Total capital (to risk- weighted assets) Village Bank	$42,695	14.02%	$24,369	8.00%	N/A	N/A	$30,461	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	$39,133	12.85%	$12,184	4.00%	N/A	N/A	$18,277	6.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	$39,133	9.33%	$16,776	4.00%	N/A	N/A	$20,970	5.00%

Common equity tier 1 (to risk- weighted assets) VillageBank	$39,133	12.85%	$13,707	4.50%	N/A	N/A	$15,231	6.50%

Note 12 – Commitments and contingencies

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

The Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2016	2015

Undisbursed credit lines	$52,812	$46,656
Commitments to extend or originate credit	31,932	9,132
Standby letters of credit	3,627	1,484

Total commitments to extend credit	$88,371	$57,272

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

Prior Agreements with Regulators – In February 2012, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation (the “FDIC”) and the Virginia Bureau of Financial Institutions (the “Supervisory Authorities”), and the Supervisory Authorities issued the related Consent Order effective February 3, 2012 (the “Consent Order”). In June 2012, the Company entered into a similar written agreement (the “Written Agreement”) with the Reserve Bank. As a result of the steps the Company and the Bank took to, among other things, improve asset quality, increase capital, augment management and board oversight, and increase earnings, the Consent Order was terminated effective December 14, 2015. In place of the Consent Order, the Bank’s Board of Directors made certain written assurances to the Supervisory Authorities in the form of a Memorandum of Understanding (“MOU”) that became effective November 17, 2015. Due to further improvements by the Company and the Bank in asset quality and earnings, and the correction of a prior Regulation W violation, the MOU was terminated effective May 12, 2016, and the Written Agreement was terminated effective July 28, 2016. With the terminations of the MOU and the Written Agreement, neither the Company nor the Bank is under any formal or informal agreements with its regulators.

Note 13 – Income Taxes

The net deferred tax asset is included in other assets on the balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. While the Company has been experiencing a consistent pattern of quantitative and subjective positive evidence to support the ability to realize the tax benefits of the net deferred tax asset, management believes it is appropriate to maintain a valuation allowance at June 30, 2016 of $11,657,000. The net operating losses available to offset future taxable income amounted to $23,663,000 at June 30, 2016 and begin expiring in 2028, $1,257,000 of such amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $908,000 per year.

Note 14 – Recent accounting pronouncements

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities by eliminating the probable initial recognition threshold (incurred loss methodology) and requiring entities to reflect its current estimate of all expected credit losses. The amendments in the ASU are effective beginning after December 15, 2019 and for interim periods within that year. Early adoption is permitted beginning after December 15, 2018. Entities will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings in the first period effective. The Company is currently evaluating the potential impact of ASU 2016-13 on its financial statements.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

•	changes in assumptions underlying the establishment of allowances for loan losses, and other estimates;
•	the risks of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
•	the effects of future economic, business and market conditions;

•	the inability of the Company and the Bank to comply with the requirements of agreements with its regulators;

•	our inability to maintain our regulatory capital position;
•	the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions despite security measures implemented by the Company;
•	changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, soundness of other financial institutions we do business with;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	changes in operations of Village Bank Mortgage Corporation as a result of the activity in the residential real estate market;
•	legislative and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverages;
•	exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;
•	governmental monetary and fiscal policies;
•	changes in accounting policies, rules and practices;
•	reliance on our management team, including our ability to attract and retain key personnel;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by us;
•	changing trends in customer profiles and behavior; and
•	other factors described from time to time in our reports filed with the SEC.

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

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at June 30, 2016 and December 31, 2015 and the results of operations for the Company for the three and six months ended June 30, 2016 and 2015. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended June 30, 2016, the Company had net income of $659,000 and net income available to common shareholders of $476,000, or $0.34 per fully diluted share, compared to net income of $84,000 and net loss available to common shareholders of $(83,000), or $(.06) per fully diluted share, for the same period in 2015. For the six months ended June 30, 2016, the Company had net income of $1,061,000 and net income available to common shareholders of $700,000, or $0.50 per fully diluted share, compared to net income of $79,000 and net income available to common shareholders of $6,368,000, or $6.92 per fully diluted share.

There were significant changes in income and expense items when comparing the 2016 and 2015 results. The more significant changes are reflected in the following table (in thousands):

	Q2 2016	Six Months 2016
	Compared to	Compared to
	Q2 2015	Six Months 2015
Increase (decrease) in
Net interest income	$88	$308
Gains on loan sales	(287)	(370)
Gain on sale of assets	504	504
Gain on sale of investments	38	140
Rental income	12	92
(Increase) decrease in
Professional and outside services	(109)	(180)
Writedown of assets held for sale	467	467
Expenses related to foreclosed real estate	(288)	(257)
FDIC premium	99	271

	$524	$975

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

Net interest income of $3,229,000 for the second quarter of 2016 represents an increase of $88,000, or 3%, compared to the second quarter of 2015. Net interest income was increased due to an increase in average loans outstanding of $25,892,000 increasing interest income on loans by $112,000, as well as a decline in average interest-bearing liabilities of $14,845,000 decreasing interest expense by $65,000. These increases in net interest income were offset by a decline in interest income on investment securities of $85,000 as a result of sales of securities in 2016.

Net interest income of $6,488,000 for the first six months of 2016 represents an increase of $308,000, or 5%, compared to the same period in 2015. Net interest income was increased due to an increase in average loans outstanding of $24,349,000, increasing interest income on loans by $253,000, as well as a decline in average interest-bearing liabilities of $18,615,000, decreasing interest expense by $183,000. These increases in net interest income were offset by a decline in interest income on investment securities of $120,000 as a result of sales of securities in 2016.

Average interest-bearing assets for the second quarter of 2016 declined by $9,304,000, or 3%, compared to the same period in 2015. Although average interesting-bearing assets declined slightly, the mix improved to higher yielding loans from lower yielding securities and federal funds sold. This improvement in the interest-bearing asset mix resulted in a higher yield of 4.30% in 2016 compared to 4.15% in 2015.

Average interest-bearing liabilities for the second quarter of 2016 declined by $18,615,000, or 6%, compared to the same period in 2015. This decline was a result of declines in average deposits of $9,856,000 and average borrowings of $8,759,000. Until the first quarter of 2016, loan demand was not strong so we utilized liquidity to allow higher cost certificates of deposit and borrowings to run off. As a result, the average cost of interest-bearing liabilities decreased to 0.86% for the six months ended June 30, 2016 from 0.93% for the six months ended June 30, 2015. See our discussion of interest rate sensitivity below for more information.

The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States of America, but it is a common measure used by the financial services industry to determine how profitably earning assets are funded. Our net interest margin over the last several quarters is provided in the following table:

Interest
Quarter Ended	Margin

June 30, 2015	3.34%
September 30, 2015	3.45%
December 31, 2015	3.46%
March 31, 2016	3.63%
June 30, 2016	3.56%

The decline in our net interest margin of 7 basis points for the three months ended June 30, 2016 compared to March 31, 2016 was attributable to a decrease in yield on interest-bearing assets of 5 basis points and an increase in our cost of funds of 2 basis points. The decrease in yield on interest-bearing assets is a result of the recognition of approximately $50,000 in accrued interest income during the first three months of 2016 from moving one loan from nonaccrual to accrual status, which increased the net interest margin by 6 basis points for the period ended March 31, 2016.

The 2 basis point decline in our cost of funds resulted because we utilized liquidity to allow higher cost certificates of deposit and borrowings to run off. Noninterest bearing demand deposits represented 21.2% of our total deposits at June 30, 2016 compared to 20.1% at June 30, 2015.

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

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$317,877	$3,688	4.67%	$291,985	$3,563	4.89%
Loans held for sale	12,559	116	3.71%	13,223	129	3.91%
Investment securities	21,969	69	1.26%	38,843	154	1.59%
Federal funds and other	11,998	14	0.47%	32,868	18	0.22%
Total interest earning assets	364,403	3,887	4.29%	376,919	3,864	4.11%

Allowance for loan losses and deferred fees	(3,566)			(5,778)
Cash and due from banks	17,758			8,591
Premises and equipment, net	13,651			14,857
Other assets	29,241			38,359
Total assets	$421,487			$432,948

Interest bearing deposits
Interest checking	$42,947	$19	0.18%	$44,344	$20	0.18%
Money market	67,931	62	0.37%	68,147	63	0.37%
Savings	19,790	9	0.18%	20,678	9	0.17%
Certificates	159,665	505	1.27%	164,645	528	1.29%
Total	290,333	595	0.82%	297,814	620	0.84%
Borrowings	13,072	63	1.94%	20,436	103	2.02%
Total interest bearing liabilities	303,405	658	0.87%	318,250	723	0.91%
Noninterest bearing deposits	78,700			75,669
Other liabilities	7,766			8,333
Total liabilities	389,871			402,252
Equity capital	31,616			30,696
Total liabilities and capital	$421,487			$432,948

Net interest income before provision for loan losses		$3,229			$3,141

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.42%			3.20%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.56%			3.34%

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$314,478	$7,371	4.70%	$290,129	$7,116	4.95%
Loans held for sale	10,269	198	3.87%	11,022	200	3.66%
Investment securities	26,772	189	1.42%	37,469	309	1.66%
Federal funds and other	11,266	28	0.50%	33,469	36	0.22%
Total interest earning assets	362,785	7,786	4.30%	372,089	7,661	4.15%

Allowance for loan losses and deferred fees	(3,605)			(5,809)
Cash and due from banks	17,650			9,642
Premises and equipment, net	13,655			14,710
Other assets	30,577			39,051
Total assets	$421,062			$429,683

Interest bearing deposits
Interest checking	$43,420	$39	0.18%	$44,132	$40	0.18%
Money market	66,946	122	0.37%	67,478	125	0.37%
Savings	19,711	18	0.18%	20,550	18	0.18%
Certificates	159,142	1,015	1.28%	166,915	1,073	1.30%
Total	289,219	1,194	0.83%	299,075	1,256	0.85%
Borrowings	14,019	104	1.49%	22,778	225	1.99%
Total interest bearing liabilities	303,238	1,298	0.86%	321,853	1,481	0.93%
Noninterest bearing deposits	78,109			73,004
Other liabilities	8,374			9,390
Total liabilities	389,721			404,247
Equity capital	31,341			25,436
Total liabilities and capital	$421,062			$429,683

Net interest income before provision for loan losses		$6,488			$6,180

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.46%			3.23%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.59%			3.35%

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

The Company did not record a provision for loan losses for the three and six months ended June 30, 2016 and 2015.

The provision for (recovery of) loan losses by category is presented following (in thousands):

	Six Months Ended June 30,
	2016		2015
		Average		Average
	Provision	Loans	Provision	Loans
	(Recovery)	Outstanding	(Recovery)	Outstanding

Construction and land development	$(32)	$30,566	$387	$30,491
Commercial real estate	(609)	125,113	36	110,452
Consumer real estate	(203)	82,745	(428)	88,428
Commercial and industrial	88	24,472	(20)	22,141
Guaranteed student loans	88	50,382	37	40,806
Consumer	5	1,712	(12)	1,569
Unallocated	663	-	-	-

	$-	$314,990	$-	$293,887

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. We concluded that the unallocated portion of the allowance was acceptable given the continued higher level of classified assets and was within a reasonable range around the estimate of losses. At June 30, 2016 the allowance for loan losses included an unallocated amount of approximately $722,000 compared to $59,000 at December 31, 2015.

Discussion of the provision for (recovery of) loan losses related to specific loan types are provided following:

•	The recovery of loan losses totaling $609,000 for the commercial real estate portfolio for the first six months of 2016 was attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.70% in the first six months of 2015 to 0.15% in the first six months of 2016. In addition, the portfolio was in a net-recovery position of $118,000 as of June 30, 2016.

•	The recovery of loan losses totaling $203,000 for the consumer real estate portfolio for the six months ended 2016 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.24% in 2015 to a net recovery of 0.05% in the second quarter of 2016.

•	The provision for loan losses totaling $387,000 for the construction and land development portfolio in 2015 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio increased primarily as a result of an increase in the historical loss experience from a net recovery of 0.27% in 2014 to a net charge-off of 0.34% in the second quarter of 2015. In addition, the portfolio was in a net charge-off position of $162,000 as of June 30, 2015.

•	The recovery of loan losses totaling $428,000 for the consumer real estate portfolio in the first quarter of 2015 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 1.36% in 2014 to 0.68% in the second quarter of 2015. In addition, the portfolio was in a net recovery position of $222,000 as of June 30, 2015.

Noninterest income

Noninterest income increased from $2,736,000 for the three months ended June 30, 2015 to $2,986,000 for the three months ended June 30, 2016, an increase of $250,000 or 9%. Noninterest income also increased from $4,906,000 for the first six months of 2015 to $5,182,000 for the first six months of 2016, an increase of $276,000 or 6%. These increases in noninterest income were primarily the result of a gain on the sale of assets held for sale of $504,000 in the second quarter of 2016, offset by lower gains on sale of loans of $287,000 and $370,000 for the three and six month periods, respectively. Additionally, gains from sales of securities increased by $38,000 and $140,000 for the three and six month periods, respectively. The securities sold had longer maturities with fixed interest rates and were sold to reduce interest rate risk in the event rates increase.

Noninterest expense

Noninterest expense for the three months ended June 30, 2016 was $5,556,000 compared to $5,793,000 for the three months ended June 30, 2015, a decrease of $237,000 or 4%. The most significant decreases occurred in the write-down of assets held for sale of $467,000 and the FDIC insurance premium which declined by $99,000. The decrease in the FDIC insurance premium was due to the improvement in the Bank’s risk rating with the FDIC based on the removal of the Consent Order in December 2015. These decreases were offset by increases in expenses related to foreclosed real estate of $288,000 and professional and outside services of $109,000. The increase in expenses related to foreclosed real estate was due to gains on sales of foreclosed properties in 2015 that reduced the amount of expense. The increase in professional and outside services was due to an increase in data processing expenses from new products and services.

Noninterest expense for the six months ended June 30, 2016 was $10,609,000 compared to $11,007,000 for the six months ended June 30, 2015, a decrease of $398,000 or 4%. The more significant decreases occurred in the write-down of assets held for sale of $467,000 and in the FDIC insurance premium which declined by $271,000. These decreases were offset by increases in expenses related to foreclosed real estate of $257,000 and professional and outside services of $180,000. The increase in expenses related to foreclosed real estate was due to gains on sales of foreclosed properties in 2015 that reduced the amount of expense. The increase in professional and outside services was due to an increase in data processing expenses from new products and services.

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

The net deferred tax asset is included in other assets on the balance sheet. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization. At December 31, 2015, management continues to believe that the objective negative evidence represented by the Company’s prior losses outweighed the more subjective positive evidence and, as a result, maintains a valuation allowance at December 31, 2015 of $11,997,000. At June 30, 2016, management continues to believe that the objective negative evidence represented by the Company’s prior losses outweighed the more subjective positive evidence and, as a result, maintains a valuation allowance at June 30, 2016 of $11,657,000. The net operating losses available to offset future taxable income amounted to $23,633,000 at June 30, 2016 and begin expiring in 2028; $1,257,000 of such amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $908,000 per year.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense of approximately $19,000 and $38,000 for the three and six months ended June 30, 2016. Due to the Company’s adjusted capital level we were not subject to franchise tax expense for the three and six months ended June 30, 2015.

Balance Sheet Analysis

Our total assets decreased to $419,541,000 at June 30, 2016 from $419,941,000 at December 31, 2015, a decrease of $400,000, or 0.09%. The decrease in the balance sheet was minimal, however there were several variances of note during the six months ended June 30, 2016. Assets held for sale decreased by $11,790,000 due to the sale of our previous headquarters building at the Watkins Centre, investment securities decreased by $16,760,000 due to the sale of securities, and other real estate owned decreased by $2,308,000 due to sale of several properties. These decreases were offset by an increase in loans outstanding of $16,448,000 and cash and cash equivalents of $11,699,000.

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

The Company’s real estate loan portfolios, which represent approximately 76% of all loans, are secured by mortgages on real property located principally in the Commonwealth of Virginia. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. The Company’s commercial and industrial loan portfolio represents approximately 9% of all loans. Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent 15% of the total.

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	%	Amount	%
Construction and land development
Residential	$5,109	1.58%	$5,202	1.70%
Commercial	24,873	7.70%	25,948	8.45%
	29,982	9.28%	31,150	10.15%
Commercial real estate
Owner occupied	78,753	24.36%	69,256	22.58%
Non-owner occupied	46,013	14.24%	38,037	12.40%
Multifamily	8,993	2.78%	8,537	2.78%
Farmland	250	0.08%	388	0.13%
	134,009	41.46%	116,218	37.89%
Consumer real estate
Home equity lines	20,694	6.40%	20,333	6.63%
Secured by 1-4 family residential,
First deed of trust	55,289	17.11%	56,776	18.51%
Second deed of trust	5,914	1.83%	6,485	2.11%
	81,897	25.34%	83,594	27.25%
Commercial and industrial loans (except those secured by real estate)	28,859	8.93%	20,086	6.55%
Guaranteed student loans	46,781	14.47%	53,989	17.60%
Consumer and other	1,691	0.52%	1,734	0.57%

Total loans	323,219	100.0%	306,771	100.0%
Deferred loan cost, net	602		670
Less: allowance for loan losses	(3,523)		(3,562)

	$320,298		$303,879

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;

•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and,
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

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

The allowance for loan losses at June 30, 2016 was $3,523,000, compared to $3,562,000 at December 31, 2015. The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at June 30, 2016 and December 31, 2015 was 1.09% and 1.16%, respectively. The decrease in the allowance for loan losses for the first six months of 2016 was primarily a result of charge offs recognized during the quarter. We believe the amount of the allowance for loan losses at June 30, 2016 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Six Months Ended
	June 30,
	2016	2015

Beginning balance	$3,562	$5,729
Provision for loan losses	-	-
Charge-offs
Construction and land development
Commercial	-	(185)
Commercial real estate
Owner occupied	(9)	(127)
Non-owner occupied	-	-
Farmland	-	-
Consumer real estate
Home equity lines	(53)	(40)
Secured by 1-4 family residential
First deed of trust	(27)	(66)
Second deed of trust	(25)	(55)
Commercial and industrial (except those secured by real estate)	-	(162)
Guaranteed student loans	(127)	-
Consumer and other	(1)	(7)
	(242)	(642)
Recoveries
Construction and land development
Residential	1	1
Commercial	-	22
Commercial real estate
Non-owner occupied	2	2
Farmland	125	-
Consumer real estate
Home equity lines	2	1
Secured by 1-4 family residential
First deed of trust	14	369
Second deed of trust	13	13
Commercial and industrial (except those secured by real estate)	44	58
Consumer and other	2	14
	203	480
Net charge-offs	(39)	(162)

Ending balance	$3,523	$5,567

Loans outstanding at end of period(1)	$323,821	$302,689
Ratio of allowance for loan losses as a percent of loans outstanding at end of period	1.09%	1.84%

Average loans outstanding for the period(1)	$314,478	$290,129
Ratio of net charge-offs to average loans outstanding for the period	0.01%	0.06%

(1) Loans are net of unearned income.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	June 30,	December 31,	June 30,
	2016	2015	2015

Nonaccrual loans	$2,841	$3,718	$5,770
Foreclosed properties	3,941	6,249	8,605
Total nonperforming assets	$6,782	$9,967	$14,375

Restructured loans (not included in nonaccrual loans above)	$13,784	$14,260	$15,848

Loans past due 90 days and still accruing (1)	$8,412	$8,590	$9,632

Nonperforming loans to loans (2)	0.9%	1.2%	1.9%

Nonperforming assets to total assets (3)	1.6%	2.4%	3.4%

Allowance for loan losses to nonaccrual loans	124.0%	95.8%	96.5%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE

(2) Loans are net of unearned income and deferred cost.

(3) Nonperforming assets excludes performing troubled debt restructurings.

The following table presents an analysis of the changes in nonperforming assets for the six months ended June 30, 2016 (dollars in thousands):

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2015	$3,718	$6,249	$9,967
Additions	1,427	277	1,704
Loans placed back on accrual	(1,841)	-	(1,841)
Transfers to OREO	(268)	268	-
Repayments	(105)	-	(105)
Charge-offs	(90)	(89)	(179)
Sales	-	(2,764)	(2,764)
	-	-	-
Balance June 30, 2016	$2,841	$3,941	$6,782

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

Of the total nonaccrual loans of $2,841,000 at June 30, 2016 that were considered impaired, twelve (12) loans totaling $1,166,000 had specific allowances for loan losses totaling $174,000. This compares to $3,718,000 in nonaccrual loans at December 31, 2015 of which twelve (12) loans totaling $2,112,000 had specific allowances for loan losses of $370,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $115,000 and $182,000 for the six months ended June 30, 2016 and 2015, respectively.

Deposits

Deposits as of June 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	%	Amount	%

Demand accounts	$78,122	21.2%	$78,282	21.4%
Interest checking accounts	42,361	11.5%	44,256	12.1%
Money market accounts	67,831	18.5%	64,841	17.8%
Savings accounts	19,820	5.4%	19,403	5.3%
Time deposits of $100,000 and over	78,890	21.5%	72,745	19.9%
Other time deposits	80,600	21.9%	85,321	23.4%

Total	$367,624	100.0%	$364,848	100.0%

Total deposits increased by $2,776,000, or 0.8%, from $364,848,000 at December 31, 2015 to $367,624,000 at June 30, 2016, as compared to a decrease of $8,449,000, or 2.2%, during the first six months of 2015. Checking and savings accounts increased by $1,095,000, money market accounts increased by $2,990,000 and time deposits decreased by $1,424,000. The cost of our interest-bearing deposits declined to 0.83% for the first six months of 2016 compared to 0.85% for the first six months of 2015.

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

As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $3,200,000 and $6,000,000 at June 30, 2016 and December 31, 2015, respectively. The FHLB advances are secured by the pledge of investment securities and loans.

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

In accordance with the Company’s written agreement with the Reserve Bank, the Company has been deferring quarterly cash dividends on the preferred stock since May 2011. The total arrearage on such preferred stock as of June 30, 2016 was $2,437,935. This amount has been accrued for and is included in other liabilities in the consolidated balance sheet. With the termination of the Written Agreement as of July 28, 2016, the Company is not required to defer the quarterly cash dividends on the preferred stock, however the Company is evaluating various options with respect to the preferred stock.

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

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of June 30, 2016, the Company would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2016	2015

Tier 1 capital
Total bank equity capital	$40,577	$38,665
Net unrealized (gain) loss on available-for-sale securities	(45)	439
Defined benefit postretirement plan	64	69
Disallowed intangible assets	(31)	(40)
Total Tier 1 capital	40,565	39,133

Tier 2 capital
Allowance for loan losses	3,523	3,562
Total Tier 2 capital	3,523	3,562

Total risk-based capital	44,088	42,695

Risk-weighted assets	$300,269	$304,611

Average assets	$419,045	$419,398

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	9.68%	9.33%
Common equity tier 1 capital ratio (CET 1)	13.51%	12.85%
Tier 1 capital to risk-weighted assets	13.51%	12.85%
Total capital to risk-weighted assets	14.68%	14.02%
Equity to total assets	9.72%	9.25%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Bank met the ratio criteria to be categorized as a “well capitalized” institution as of December 31, 2015, 2014 and 2013. However, due to the minimum capital ratios required by the prior Consent Order, the Bank was considered adequately capitalized in 2014 and 2013. The MOU required the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 12%. Primarily as a result of the Company’s Rights Offering and Standby Offering completed on March 27, 2015, the Bank’s leverage ratio increased to 9.33% and the total capital to risk-weighted assets ratio was 14.02%, exceeding the ratios required by the MOU. When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld, more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations Sections 337.6 and 303, and FDIC Act Section 29. In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

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

At June 30, 2016, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $50,120,000, or 12% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $5,000,000 of these securities are pledged against current and potential fundings.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $10 million for which there were no borrowings against the lines at June 30, 2016.

At June 30, 2016, we had commitments to originate $88,371,000 of loans. Fixed commitments to incur capital expenditures were approximately $290,000 at June 30 2016. Certificates of deposit scheduled to mature in the 12-month period ending June 30, 2017 totaled $71,695,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income.  Management determined that as of June 30, 2016 and December 31, 2015, the objective negative evidence represented by the Company’s prior losses outweighed the more subjective positive evidence and, as a result, maintains a valuation allowance of $11,657,000 and $11,997,000 respectively, representing all of the net deferred tax asset that is dependent on future earnings of the Company at the indicated date.

Amendment to Village Bank Supplemental Executive Retirement Plan

On July 9, 2016, the Bank amended its supplemental executive retirement plan to provide that the participants’ benefits will vest upon a change of control of the Bank. The plan previously provided that a participant’s benefits would vest upon a change of control only if the participant experienced a qualifying termination of employment within 12 months after the change of control.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2016. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

The Company was previously prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the preferred stock or trust preferred capital notes without prior regulatory approval. The Written Agreement was terminated by the Reserve Bank as of July 28, 2016. The Company is current on its interest payments on the trust preferred capital notes. With the termination of the Written Agreement, the Company is not required to defer the quarterly cash dividends on the preferred stock, however the Company is evaluating various options with respect to the preferred stock. At June 30, 2016, the aggregate amount of all of the Company’s total accrued but deferred dividend payments on the preferred stock was $2,437,935.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

10.1	Village Bank Supplemental Executive Retirement Plan, as amended and restated effective July 9, 2016.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: August 12, 2016	By:	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

Date: August 12, 2016	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document

10.1	Village Bank Supplemental Executive Retirement Plan, as amended and restated effective July 9, 2016.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

1