Form 10-Q
period 2016-09-30
Village Bank & Trust Financial Corp.
filed 2016-11-14
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

1,428,635 shares of common stock, $4.00 par value, outstanding as of November 10, 2016

Village Bank and Trust Financial Corp.

Form 10-Q

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
September 30, 2016 (Unaudited) and December 31, 2015
(in thousands, except share data)

	September 30,	December 31,
	2016	2015
Assets
Cash and due from banks	$16,281	$17,076
Federal funds sold	15,477	186
Total cash and cash equivalents	31,758	17,262
Investment securities available for sale	26,772	37,919
Loans held for sale	16,093	14,373
Loans
Outstandings	333,536	306,771
Allowance for loan losses	(3,419)	(3,562)
Deferred fees and costs, net	617	670
Total loans, net	330,734	303,879
Other real estate owned, net of valuation allowance	3,621	6,249
Assets held for sale	841	12,631
Premises and equipment, net	12,705	13,671
Bank owned life insurance	7,269	7,130
Accrued interest receivable	2,354	2,060
Other assets	14,144	4,767

	$446,291	$419,941

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$88,399	$78,282
Interest bearing	290,821	286,566
Total deposits	379,220	364,848
Federal Home Loan Bank advances	8,200	6,000
Long-term debt - trust preferred securities	8,764	8,764
Other borrowings	215	508
Accrued interest payable	64	1,346
Other liabilities	6,373	8,116
Total liabilities	402,836	389,582

Shareholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference, 1,000,000 shares authorized; 5,715 shares issued and outstanding at September 30, 2016 and December 31, 2015	23	23
Common stock, $4 par value - 10,000,000 shares authorized; 1,428,996 shares issued and outstanding at September 30, 2016 1,417,775 shares issued and outstanding at December 31, 2015	5,618	5,562
Additional paid-in capital	58,597	58,497
Accumulated deficit	(21,502)	(33,948)
Common stock warrant	732	732
Stock in directors rabbi trust	(1,034)	(1,034)
Directors deferred fees obligation	1,034	1,034
Accumulated other comprehensive loss	(13)	(507)
Total shareholders' equity	43,455	30,359

	$446,291	$419,941

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income
Loans	$4,013	$3,780	$11,583	$11,096
Investment securities	72	155	261	464
Federal funds sold	19	10	46	46
Total interest income	4,104	3,945	11,890	11,606

Interest expense
Deposits	590	621	1,784	1,877
Borrowed funds	70	82	174	307
Total interest expense	660	703	1,958	2,184

Net interest income	3,444	3,242	9,932	9,422
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	3,444	3,242	9,932	9,422

Noninterest income
Service charges and fees	673	632	1,858	1,906
Gain on sale of loans	2,043	1,840	4,630	4,797
Gain on sale of asset held for sale	-	-	504	-
Gain on sale of investment securities	15	-	162	7
Rental income	-	309	582	800
Other	114	89	292	266
Total noninterest income	2,845	2,870	8,028	7,776

Noninterest expense
Salaries and benefits	3,045	2,892	8,463	8,271
Commissions	533	499	1,163	1,234
Occupancy	324	412	1,188	1,298
Equipment	197	189	573	587
Write down of assets held for sale	-	-	220	687
Supplies	81	70	232	204
Professional and outside services	743	856	2,220	2,153
Advertising and marketing	76	73	239	246
Foreclosed assets, net	79	(49)	250	(135)
FDIC insurance premium	90	234	287	702
Other operating expense	541	465	1,484	1,401
Total noninterest expense	5,709	5,641	16,319	16,648
			-
Income before income tax expense (benefit)	580	471	1,641	550
Income tax benefit	(11,352)	-	(11,352)	-

Net income	11,932	471	12,993	550

Preferred stock dividends and amortization of discount	(186)	(170)	(547)	(500)
Preferred stock principal forgiveness	-	-	-	4,404
Preferred stock dividend forgiveness	-	-	-	2,215
Net income available to common shareholders	$11,746	$301	$12,446	$6,669

Earnings per share, basic	$8.21	$0.21	$8.74	$6.17
Earnings per share, diluted	$8.21	$0.21	$8.74	$6.14

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$11,932	$471	$12,993	$550
Other comprehensive income
Unrealized holding gains arising during the period	22	544	902	650
Tax effect	8	185	307	221
Net change in unrealized holding gains on securities available for sale, net of tax	14	359	595	429

Reclassification adjustment
Reclassification adjustment for gains realized in income	(15)	-	(162)	(7)
Tax effect	(5)	-	(55)	(2)
Reclassification for gains included in net income, net of tax	(10)	-	(107)	(5)

Minimum pension adjustment	3	3	9	9
Tax effect	1	1	3	3
Minimum pension adjustment, net of tax	2	2	6	6

Total other comprehensive income	6	361	494	430

Total comprehensive income	$11,938	$832	$13,487	$980

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Shareholders' Equity
Nine Months Ended September 30, 2016 and 2015
(Unaudited)
(in thousands)

							Directors	Accumulated
			Additional			Stock in	Deferred	Other
	Preferred	Common	Paid-in	Accumulated		Directors	Fees	Comprehensive
	Stock	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, December 31, 2015	$23	$5,562	$58,497	$(33,948)	$732	$(1,034)	$1,034	$(507)	$30,359
Preferred stock dividend	-	-	-	(547)	-	-	-	-	(547)
Issuance of common stock	-	56	(56)	-	-	-	-	-	-
Stock based compensation	-	-	156	-	-	-	-	-	156
Minimum pension adjustment (net of income taxes of $3)	-	-	-	-	-	-	-	6	6
Net income	-	-	-	12,993	-	-	-	-	12,993
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	488	488

Balance, September 30, 2016	$23	$5,618	$58,597	$(21,502)	$732	$(1,034)	$1,034	$(13)	$43,455

Balance, December 31, 2014	$59	$1,339	$58,188	$(40,539)	$732	$(878)	$878	$(721)	$19,058
Preferred stock dividend	-	-	-	(500)	-	-	-	-	(500)
Restricted stock issuance	-	15	(93)	-	-	(156)	156	-	(78)
Issuance of common stock, net of offering expense of $1,200	-	2,875	5,842	-	-	-	-	-	8,717
Preferred stock exchanged for common stock	(18)	1,332	(1,314)	-	-	-	-	-	-
Preferred stock principal forgiveness	(18)	-	(4,386)	4,404	-	-	-	-	-
Preferred stock dividend forgiveness	-	-	-	2,215	-	-	-	-	2,215
Stock based compensation	-	-	264	-	-	-	-	-	264
Minimum pension adjustment (net of income taxes of $3)	-	-	-	-	-	-	-	6	6
Net income	-	-	-	550	-	-	-	-	550
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	424	424

Balance, September 30, 2015	$23	$5,561	$58,501	$(33,870)	$732	$(1,034)	$1,034	$(291)	$30,656

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2016 and 2015
(Unaudited)
(in thousands)

	2016	2015

Cash Flows from Operating Activities
Net income	$12,993	$550
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	606	649
Deferred income taxes	645	201
Valuation allowance (recovery) deferred income taxes	(11,997)	(201)
Write-down of other real estate owned	466	216
Valuation allowance other real estate owned	(335)	73
Write-down of assets held for sale	220	687
Gain on securities sold	(162)	(7)
Gain on loans sold	(4,630)	(4,797)
Gain on sale of assets held for sale	(504)	-
Loss on sale and disposal of premises and equipment	2	12
Gain on sale of other real estate owned	(59)	(666)
Stock compensation expense	156	264
Proceeds from sale of mortgage loans	157,290	166,176
Origination of mortgage loans for sale	(154,380)	(164,235)
Amortization of premiums and accretion of discounts on securities, net	116	216
Increase in interest receivable	(294)	(713)
Increase in bank owned life insurance	(139)	(137)
Decrease (increase) in other assets	2,611	(835)
Increase (decrease) in interest payable	(1,282)	135
Increase (decrease) in other liabilities	(2,290)	1,010
Net cash used in operating activities	(967)	(1,402)

Cash Flows from Investing Activities
Purchases of available for sale securities	(10,000)	(6,748)
Proceeds from the sale or calls of available for sale securities	21,933	7,129
Proceeds from the sale of assets held for sale	7,338	-
Net increase in loans	(22,488)	(14,747)
Proceeds from sale of other real estate owned	3,101	5,340
Purchases of premises and equipment	(700)	(780)
Net cash used in investing activities	(816)	(9,806)

Cash Flows from Financing Activities
Net proceeds from sale of common stock, net of expenses of $990	-	8,965
Net increase (decrease) in deposits	14,372	(9,821)
Net increase (decrease) in Federal Home Loan Bank Advances	2,200	(8,000)
Net decrease in other borrowings	(293)	(2,964)
Net cash (used in) provided by financing activities	16,279	(11,820)

Net increase (decrease) in cash and cash equivalents	14,496	(23,028)
Cash and cash equivalents, beginning of period	17,262	49,103

Cash and cash equivalents, end of period	$31,758	$26,075

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$3,239	$2,049
Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$268	$329
Assets moved to held for sale	$-	$831
Bank financed sale of asset held for sale	$4,912	$-
Dividends on preferred stock accrued	$547	$500
Non-Cash conversion of preferred shares	$-	$4,619
Forgiveness of principal and accrued dividends	$-	$6,619

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2016 and 2015

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 2016 is not necessarily indicative of the results to be expected for the full year ending December 31, 2016. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (“SEC”).

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2016 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Note 3 - Earnings per common share

The following table presents the basic and diluted earnings (loss) per common share computation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator
Net income - basic and diluted	$11,932	$471	$12,993	$550
Preferred stock dividend and accretion	(186)	(170)	(548)	(500)
Preferred stock principal forgiveness	-	-	-	4,404
Preferred stock dividend forgiveness	-	-	-	2,215
Net income available to common shareholders	$11,746	$301	$12,446	$6,669

Denominator
Weighted average shares outstanding - basic	1,430	1,418	1,423	1,081
Dilutive effect of common stock options and restricted stock awards	-	5	-	5

Weighted average shares outstanding - diluted	1,430	1,423	1,423	1,086

Earnings per share - basic	$8.21	$0.21	$8.74	$6.17
Earnings per share - diluted	$8.21	$0.21	$8.74	$6.14

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings (loss) per share for the periods presented. Stock options for 2,587 and 1,742 shares were not included in computing diluted earnings per share for the three and nine months ended September 30, 2016, respectively, and stock options for 4,505 and 14,802 shares were not included in computing diluted earnings per share for the three and nine months ended September 30, 2015, respectively, because their effects were anti-dilutive.

Note 4 – Investment securities available for sale

At September 30, 2016 and December 31, 2015, all of our securities were classified as available for sale. The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands):

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
September 30, 2016
US Government Agencies
One to five years	$21,000	$21,254	$89	$(14)	$21,329	0.86%
More than ten years	3,024	3,030	-	(19)	3,011	1.08%
	24,024	24,284	89	(33)	24,340	0.89%
Mortgage-backed securities
One to five years	1,480	1,514	14	-	1,528	1.21%
More than ten years	860	900	4	-	904	1.25%
	2,340	2,414	18	-	2,432	1.22%

Total investment securities	$26,364	$26,698	$107	$(33)	$26,772	0.92%

December 31, 2015
US Government Agencies
One to five years	$11,000	$11,270	$-	$(157)	$11,113	0.91%
Five to ten years	18,500	19,697	-	(403)	19,294	2.32%
More than ten years	3,312	3,319	-	(13)	3,306	0.85%
	32,812	34,286	-	(573)	33,713	1.51%
Mortgage-backed securities
One to five years	1,794	1,841	-	(28)	1,813	1.30%
More than ten years	1,149	1,202	1	(15)	1,188	1.34%
	2,943	3,043	1	(43)	3,001	1.35%
Municipals
More than ten years	1,130	1,255	-	(50)	1,205	3.72%
	1,130	1,255	-	(50)	1,205	3.72%

Total investment securities	$36,885	$38,584	$1	$(666)	$37,919	1.57%

Investment securities with book values of approximately $7,335,000 and $5,968,000 at September 30, 2016 and December 31, 2015, respectively, were pledged to secure deposit repurchase agreements and FHLB advances.

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the periods indicated (dollars in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Gross realized gains	$15	$-	$162	$13
Gross realized losses	-	-	-	(6)

	$15	$-	$162	$7

The Company sold approximately $4 million and $22 million of investment securities for the three and nine months ended September 30, 2016 resulting in a net gain of $15,000 and $162,000, respectively. The Company sold approximately $7 million of investment securities available for sale at a net gain of $7,000 for the nine months ended September 30, 2015, and no investment securities were sold during the three months ended September 30, 2015. The sale of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to the anticipated upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity.

Investment securities available for sale that have an unrealized loss position at September 30, 2016 and December 31, 2015 are detailed below (dollars in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2016
US Government Agencies	$11,988	$(14)	$3,011	$(19)	$14,999	$(33)
Mortgage-backed securities	9	-	-	-	9	-

	$11,997	$(14)	$3,011	$(19)	$15,008	$(33)

December 31, 2015
US Government Agencies	$18,598	$(329)	$15,115	$(244)	$33,713	$(573)
Municipals	707	(14)	497	(36)	1,204	(50)
Mortgage-backed securities	2,899	(43)	-	-	2,899	(43)

	$22,204	$(386)	$15,612	$(280)	$37,816	$(666)

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2016.

Note 5 – Loans and allowance for loan losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	%	Amount	%
Construction and land development
Residential	$7,166	2.15%	$5,202	1.70%
Commercial	24,834	7.45%	25,948	8.45%
	32,000	9.60%	31,150	10.15%
Commercial real estate
Owner occupied	68,305	20.48%	69,256	22.58%
Non-owner occupied	52,598	15.77%	38,037	12.40%
Multifamily	8,721	2.61%	8,537	2.78%
Farmland	288	0.09%	388	0.13%
	129,912	38.95%	116,218	37.88%
Consumer real estate
Home equity lines	20,460	6.13%	20,333	6.63%
Secured by 1-4 family residential,
First deed of trust	53,737	16.11%	56,776	18.51%
Second deed of trust	5,753	1.72%	6,485	2.11%
	79,950	23.96%	83,594	27.25%
Commercial and industrial loans (except those secured by real estate)	37,773	11.33%	20,086	6.55%
Guaranteed student loans	51,381	15.40%	53,989	17.60%
Consumer and other	2,520	0.76%	1,734	0.57%

Total loans	333,536	100.0%	306,771	100.0%
Deferred loan cost, net	617		670
Less: allowance for loan losses	(3,419)		(3,562)

	$330,734		$303,879

The Bank purchased portfolios of rehabilitated student loans guaranteed by the Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the Federal Home Loan Bank of Atlanta (“FHLB”) as part of their lending arrangement with the Company totaled $11,076,000 and $7,891,000 at September 30, 2016 and December 31, 2015, respectively.

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;

•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any;
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable; and
•	Loans rated 6 or 7 are considered “Classified” loans for regulatory classification purposes.

The following tables provide information on the risk rating of loans at the dates indicated (dollars in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
September 30, 2016
Construction and land development
Residential	$7,166	$-	$-	$-	$7,166
Commercial	23,115	491	1,228	-	24,834
	30,281	491	1,228	-	32,000
Commercial real estate
Owner occupied	63,114	2,761	2,430	-	68,305
Non-owner occupied	52,598	-	-	-	52,598
Multifamily	7,775	946	-	-	8,721
Farmland	288		-	-	288
	123,775	3,707	2,430	-	129,912
Consumer real estate
Home equity lines	19,124	236	1,100	-	20,460
Secured by 1-4 family residential
First deed of trust	48,298	2,779	2,660	-	53,737
Second deed of trust	5,351	125	277	-	5,753
	72,773	3,140	4,037	-	79,950
Commercial and industrial loans (except those secured by real estate)	36,257	1,033	483	-	37,773
Guaranteed student loans	51,381	-	-	-	51,381
Consumer and other	2,460	54	6	-	2,520

Total loans	$316,927	$8,425	$8,184	$-	$333,536

December 31, 2015
Construction and land development
Residential	$5,202	$-	$-	$-	$5,202
Commercial	24,053	572	1,323	-	25,948
	29,255	572	1,323	-	31,150
Commercial real estate
Owner occupied	64,261	2,850	2,145	-	69,256
Non-owner occupied	35,887	2,055	95	-	38,037
Multifamily	8,337	200	-	-	8,537
Farmland	388	-	-	-	388
	108,873	5,105	2,240	-	116,218
Consumer real estate
Home equity lines	18,539	435	1,359	-	20,333
Secured by 1-4 family residential
First deed of trust	51,200	2,710	2,866	-	56,776
Second deed of trust	5,751	128	606	-	6,485
	75,490	3,273	4,831	-	83,594
Commercial and industrial loans (except those secured by real estate)	18,873	373	840	-	20,086
Guaranteed student loans	53,989	-	-	-	53,989
Consumer and other	1,649	62	23	-	1,734

Total loans	$288,129	$9,385	$9,257	$-	$306,771

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (dollars in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
September 30, 2016
Construction and land development
Residential	$-	$-	$-	$-	$7,166	$7,166	$-
Commercial	33	-	-	33	24,801	24,834	-
	33	-	-	33	31,967	32,000	-
Commercial real estate
Owner occupied	-	-	-	-	68,305	68,305	-
Non-owner occupied	-	-	-	-	52,598	52,598	-
Multifamily	192	-	-	192	8,529	8,721	-
Farmland	-	-	-	-	288	288	-
	192	-	-	192	129,720	129,912	-
Consumer real estate
Home equity lines	189	-	-	189	20,271	20,460	-
Secured by 1-4 family residential
First deed of trust	173	-	-	173	53,564	53,737	-
Second deed of trust	86	-	-	86	5,667	5,753	-
	448	-	-	448	79,502	79,950	-
Commercial and industrial loans (except those secured by real estate)	163	20	-	183	37,590	37,773	-
Guaranteed student loans	2,478	1,820	9,722	14,020	37,361	51,381	9,722
Consumer and other	21	-	-	21	2,499	2,520	-

Total loans	$3,335	$1,840	$9,722	$14,897	$318,639	$333,536	$9,722

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2015
Construction and land development
Residential	$-	$-	$-	$-	$5,202	$5,202	$-
Commercial	-	-	-	-	25,948	25,948	-
	-	-	-	-	31,150	31,150	-
Commercial real estate
Owner occupied	327	-	-	327	68,929	69,256	-
Non-owner occupied	-	110	-	110	37,927	38,037	-
Multifamily	-	-	-	-	8,537	8,537	-
Farmland	-	-	-	-	388	388	-
	327	110	-	437	115,781	116,218	-
Consumer real estate
Home equity lines	-	-	-	-	20,333	20,333	-
Secured by 1-4 family residential
First deed of trust	163	292	-	455	56,321	56,776	-
Second deed of trust	94	-	-	94	6,391	6,485	-
	257	292	-	549	83,045	83,594	-
Commercial and industrial loans (except those secured by real estate)	-	-	-	-	20,086	20,086	-
Guaranteed student loans	7,816	1,252	8,590	17,658	36,331	53,989	8,590
Consumer and other	10	-	-	10	1,724	1,734	-

Total loans	$8,410	$1,654	$8,590	$18,654	$288,117	$306,771	$8,590

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

	September 30, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$67	$119	$-
Commercial real estate
Owner occupied	653	653
Non-owner occupied	2,549	2,549	-
	3,202	3,202	-
Consumer real estate
Home equity lines	1,005	1,029	-
Secured by 1-4 family residential
First deed of trust	4,101	4,101	-
Second deed of trust	655	873	-
	5,761	6,003	-
Commercial and industrial loans (except those secured by real estate)	476	589	-
	9,506	9,913	-

With an allowance recorded
Construction and land development
Commercial	485	485	11
Commercial real estate
Owner occupied	4,408	4,423	102
Non-Owner occupied	-	-	-
	4,408	4,423	102
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,560	1,560	168
Second deed of trust	92	92	92
	1,652	1,652	260
Commercial and industrial loans (except those secured by real estate)	6	108	7
	6,551	6,668	380

Total
Construction and land development
Commercial	552	604	11
	552	604	11
Commercial real estate
Owner occupied	5,061	5,076	102
Non-owner occupied	2,549	2,549	-
	7,610	7,625	102
Consumer real estate
Home equity lines	1,005	1,029	-
Secured by 1-4 family residential,
First deed of trust	5,661	5,661	168
Second deed of trust	747	965	92
	7,413	7,655	260
Commercial and industrial loans (except those secured by real estate)	482	697	7
	$16,057	$16,581	$380

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$123	$190	$-
Commercial real estate
Owner occupied	1,066	1,066
Non-owner occupied	2,418	2,418	-
	3,484	3,484	-
Consumer real estate
Home equity lines	1,238	1,247	-
Secured by 1-4 family residential
First deed of trust	3,984	3,988	-
Second deed of trust	962	1,232	-
	6,184	6,467	-
Commercial and industrial loans (except those secured by real estate)	690	920	-
	10,481	11,061	-

With an allowance recorded
Construction and land development
Commercial	1,699	1,699	2
Commercial real estate
Owner occupied	5,719	5,734	383
Non-Owner occupied	449	449	26
	6,168	6,183	409
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,775	1,775	324
Second deed of trust	250	250	98
	2,025	2,025	422
Commercial and industrial loans (except those secured by real estate)	136	238	18
	10,028	10,145	851

Total
Construction and land development
Commercial	1,822	1,889	2
	1,822	1,889	2
Commercial real estate
Owner occupied	6,785	6,800	383
Non-owner occupied	2,867	2,867	26
	9,652	9,667	409
Consumer real estate
Home equity lines	1,238	1,247	-
Secured by 1-4 family residential,
First deed of trust	5,759	5,763	324
Second deed of trust	1,212	1,482	98
	8,209	8,492	422
Commercial and industrial loans (except those secured by real estate)	826	1,158	18
	$20,509	$21,206	$851

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30, 2016		Ended September 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Commercial	$92	$-	$211	$40
	92	-	211	40
Commercial real estate
Owner occupied	935	-	933	29
Non-owner occupied	2,546	28	2,537	92
	3,481	28	3,470	121
Consumer real estate
Home equity lines	1,164	-	1,246	1
Secured by 1-4 family residential
First deed of trust	4,137	42	4,188	134
Second deed of trust	839	9	950	32
	6,140	51	6,384	167
Commercial and industrial loans (except those secured by real estate)	455	-	568	14
Consumer and other	-	-	5	-
	10,168	79	10,638	342

With an allowance recorded
Construction and land development
Commercial	1,423	7	1,531	19
Commercial real estate
Owner occupied	4,911	47	5,272	157
Non-Owner occupied	158	-	174	9
	5,069	47	5,446	166
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,680	-	1,800	9
Second deed of trust	171	-	185	4
	1,851	-	1,985	13
Commercial and industrial loans (except those secured by real estate)	99	-	122	-
	8,442	54	9,085	198

Total
Construction and land development
Commercial	1,515	7	1,742	59
	1,515	7	1,742	59
Commercial real estate
Owner occupied	5,846	47	6,205	186
Non-owner occupied	2,704	28	2,711	101
	8,550	75	8,915	287
Consumer real estate
Home equity lines	1,164	-	1,246	1
Secured by 1-4 family residential,
First deed of trust	5,817	42	5,987	143
Second deed of trust	1,010	9	1,135	36
	7,991	51	8,368	180
Commercial and industrial loans (except those secured by real estate)	554	-	690	14
Consumer and other	-	-	5	-
	$18,610	$133	$19,721	$540

	For the Three Months		For the Nine Months
	Ended September 30, 2015		Ended September 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$-	$-	$76	$-
Commercial	2,191	-	2,579	66
	2,191	-	2,655	66
Commercial real estate
Owner occupied	1,364	14	1,409	45
Non-owner occupied	4,971	-	5,947	157
Multifamily	-	-	319	6
Farmland	-	-	5	-
	6,335	14	7,680	208
Consumer real estate
Home equity lines	1,178	-	617	4
Secured by 1-4 family residential
First deed of trust	5,665	-	6,120	173
Second deed of trust	1,118	13	1,162	43
	7,961	13	7,899	220
Commercial and industrial loans (except those secured by real estate)	185	22	181	26
Consumer and other	-	-	13	1
	16,672	49	18,428	521

With an allowance recorded
Construction and land development
Commercial	529	6	578	17
Commercial real estate
Owner occupied	5,544	53	6,197	169
Non-Owner occupied	459	6	262	18
	6,003	59	6,459	187
Consumer real estate
Home equity line	89	-	45	-
Secured by 1-4 family residential
First deed of trust	1,387	-	1,306	-
Second deed of trust	284	-	262	-
	1,760	-	1,613	-
Commercial and industrial loans (except those secured by real estate)	226	4	378	20
	8,518	69	9,028	224

Total
Construction and land development
Residential	-	-	76	-
Commercial	2,720	6	3,157	83
	2,720	6	3,233	83
Commercial real estate
Owner occupied	6,908	67	7,606	214
Non-owner occupied	5,430	6	6,209	175
Multifamily	-	-	319	6
Farmland	-	-	5	-
	12,338	73	14,139	395
Consumer real estate
Home equity lines	1,267	-	662	4
Secured by 1-4 family residential,
First deed of trust	7,052	-	7,426	173
Second deed of trust	1,402	13	1,424	43
	9,721	13	9,512	220
Commercial and industrial loans (except those secured by real estate)	411	26	559	46
Consumer and other	-	-	13	1
	$25,190	$118	$27,456	$745

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

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
September 30, 2016
Construction and land development
Commercial	$484	$484	$-	$11
	484	484	-	11
Commercial real estate
Owner occupied	5,036	4,798	238	102
Non-owner occupied	2,549	2,549	-	-
	7,585	7,347	238	102
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	4,233	3,160	1,073	168
Second deeds of trust	552	552	-	-
	4,785	3,712	1,073	168
Commercial and industrial loans (except those secured by real estate)	367	-	367	-
	$13,221	$11,542	$1,678	$281

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2015
Construction and land development
Commercial	$1,699	$1,699	$-	$2
	1,699	1,699	-	2
Commercial real estate
Owner occupied	5,730	5,458	272	184
Non-owner occupied	2,866	2,866	-	26
	8,596	8,324	272	210
Consumer real estate
Home equity lines	87	-	87	-
Secured by 1-4 family residential
First deeds of trust	4,283	3,544	739	236
Second deeds of trust	693	693	-	1
	5,063	4,237	825	237
Commercial and industrial loans (except those secured by real estate)	127	-	127	18
	$15,485	$14,260	$1,225	$467

There were no TDRs identified during the nine months ended September 30, 2016 and one TDR identified during the nine months ended September 30, 2015 for approximately $89,000.

The following table summarizes defaults on TDRs identified for the indicated periods (dollars in thousands):

	September 30, 2016		September 30, 2015
	Number of	Recorded	Number of	Recorded
	Loans	Balance	Loans	Balance

Construction and land development
Commercial	-	$-	1	$19
	-	-	1	19
Commercial real estate
Owner occupied	2	390	1	157
Non-owner occupied	-	-	-	-
	2	390	1	157
Consumer real estate
Secured by 1-4 family residential
First deed of trust	7	692	11	897
Second deed of trust	2	86	-	-
	9	778	11	897

Commercial and industrial (except those secured by real estate)	1	103	1	131
	12	$1,271	14	$1,204

Activity in the allowance for loan losses is as follows for the periods indicated (dollars in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2016
Construction and land development
Residential	$31	$12	$-	$-	$43
Commercial	259	22	(10)	5	276
	290	34	(10)	5	319
Commercial real estate
Owner occupied	711	(17)	(57)		637
Non-owner occupied	437	53	(1)	51	540
Multifamily	54	2	-	-	56
Farmland	2	1	-	-	3
	1,204	39	(58)	51	1,236
Consumer real estate
Home equity lines	259	4		1	264
Secured by 1-4 family residential
First deed of trust	490	79	(113)	6	462
Second deed of trust	133	(11)		6	128
	882	72	(113)	13	854
Commercial and industrial loans (except those secured by real estate)	226	(46)	(15)	46	211
Guaranteed student loans	191	13	(16)		188
Consumer and other	8	7	(12)	5	8
Unallocated	722	(119)	-	-	603

	$3,523	$-	$(224)	$120	$3,419

		Provision for
	Beginning	(Recoveryof)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2015
Construction and land development
Residential	$92	(9)	$-	$-	$83
Commercial	369	113	(67)	-	415
	461	104	(67)	-	498
Commercial real estate
Owner occupied	1,687	(151)	-	33	1,569
Non-owner occupied	639	51	-	2	692
Multifamily	109	3	-	-	112
Farmland	127	(48)	-	-	79
	2,562	(145)	-	35	2,452
Consumer real estate
Home equity lines	441	59	(14)	1	487
Secured by 1-4 family residential
First deed of trust	1,192	72	(37)	5	1,232
Second deed of trust	250	(17)	-	12	245
	1,883	114	(51)	18	1,964
Commercial and industrial loans (except those secured by real estate)	382	(67)	-	15	330
Guaranteed student loans	253	(21)	(2)	-	230
Consumer and other	26	15	(21)	2	22

	$5,567	$-	$(141)	$70	$5,496

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Nine Months Ended September 30, 2016
Construction and land development
Residential	$30	$12	$-	$1	$43
Commercial	291	(10)	(10)	5	276
	321	2	(10)	6	319
Commercial real estate
Owner occupied	1,167	(464)	(66)	-	637
Non-owner occupied	460	27	-	53	540
Multifamily	51	5	-	-	56
Farmland	17	(139)	-	125	3
	1,695	(571)	(66)	178	1,236
Consumer real estate
Home equity lines	448	(134)	(53)	3	264
Secured by 1-4 family residential
First deed of trust	602	(20)	(140)	20	462
Second deed of trust	111	23	(25)	19	128
	1,161	(131)	(218)	42	854
Commercial and industrial loans (except those secured by real estate)	94	42	(15)	90	211
Guaranteed student loans	230	101	(143)	-	188
Consumer and other	2	13	(14)	7	8
Unallocated	59	544	-	-	603

	$3,562	$-	$(466)	$323	$3,419

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Nine Months Ended September 30, 2015
Construction and land development
Residential	$34	$48	$-	$1	$83
Commercial	202	443	(252)	22	415
	236	491	(252)	23	498
Commercial real estate
Owner occupied	1,836	(173)	(127)	33	1,569
Non-owner occupied	607	81	-	4	692
Multifamily	78	34	-	-	112
Farmland	130	(51)	-	-	79
	2,651	(109)	(127)	37	2,452
Consumer real estate
Home equity lines	469	70	(54)	2	487
Secured by 1-4 family residential
First deed of trust	1,345	(384)	(103)	374	1,232
Second deed of trust	275	-	(55)	25	245
	2,089	(314)	(212)	401	1,964
Commercial and industrial loans (except those secured by real estate)	506	(87)	(162)	73	330
Guaranteed student loans	217	14	(1)	-	230
Consumer and other	30	5	(30)	17	22

	$5,729	$-	$(784)	$551	$5,496

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2015
Construction and land development
Residential	$34	$(6)	$-	$2	$30
Commercial	202	292	(252)	49	291
	236	286	(252)	51	321
Commercial real estate
Owner occupied	1,837	(576)	(127)	33	1,167
Non-owner occupied	607	(151)	-	4	460
Multifamily	77	(26)	-	-	51
Farmland	130	(113)	-	-	17
	2,651	(866)	(127)	37	1,695
Consumer real estate
Home equity lines	469	36	(62)	5	448
Secured by 1-4 family residential
First deed of trust	1,345	(1,020)	(103)	380	602
Second deed of trust	275	(159)	(55)	50	111
	2,089	(1,143)	(220)	435	1,161
Commercial and industrial loans (except those secured by real estate)	506	(350)	(162)	100	94
Guaranteed student loans	217	13	-	-	230
Consumer and other	30	1	(55)	26	2
Unallocated	-	59	-	-	59

	$5,729	$(2,000)	$(816)	$649	$3,562

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

Discussion of the provision for (recovery of) loan losses related to specific loan types are provided following:

•	The recovery of loan losses totaling $571,000 for the commercial real estate portfolio for the first nine months of 2016 was attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.68% in the first nine months of 2015 to 0.20% in the first nine months of 2016. In addition, the portfolio was in a net-recovery position of $112,000 as of September 30, 2016.

•	The recovery of loan losses totaling $131,000 for the consumer real estate portfolio for the nine months ended September 30, 2016 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.72% in 2015 to a loss of 0.07% in the third quarter of 2016.

•	The provision for loan losses totaling $491,000 for the construction and land development portfolio in 2015 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio increased primarily as a result of an increase in the historical loss experience from a net recovery of 0.37% in 2014 to a net charge-off of 0.28% in 2015. In addition, the portfolio was in a net charge-off position of $229,000 as of September 30, 2015.

•	The recovery of loan losses totaling $314,000 for the consumer real estate portfolio in the in 2015 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 1.63% in 2014 to 0.72% in the third quarter of 2015. In addition, the portfolio was in a net recovery position of $189,000 as of September 30, 2015.

Loans were evaluated for impairment as follows for the periods indicated (dollars in thousands):

	Recorded Investment in Loans
	Allowance			Loans

	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Period Ended September 30, 2016
Construction and land development
Residential	$43	$-	$43	$7,166	$-	$7,166
Commercial	276	11	265	24,834	552	24,282
	319	11	308	32,000	552	31,448
Commercial real estate
Owner occupied	637	102	535	68,305	5,061	63,244
Non-owner occupied	540	-	540	52,598	2,549	50,049
Multifamily	56	-	56	8,721	-	8,721
Farmland	3	-	3	288	-	288
	1,236	102	1,134	129,912	7,610	122,302
Consumer real estate
Home equity lines	264	-	264	20,460	1,005	19,455
Secured by 1-4 family residential
First deed of trust	462	168	294	53,737	5,661	48,076
Second deed of trust	128	92	36	5,753	747	5,006
	854	260	594	79,950	7,413	72,537
Commercial and industrial loans (except those secured by real estate)	211	7	204	37,773	482	37,291
Student loans	188	-	188	51,381	-	51,381
Consumer and other	611	-	611	2,520	-	2,520

	$3,419	$380	$3,039	$333,536	$16,057	$317,479

Year Ended December 31, 2015
Construction and land development
Residential	$30	$-	$30	$5,202	$-	$5,202
Commercial	291	2	289	25,948	1,822	24,126
	321	2	319	31,150	1,822	29,328
Commercial real estate
Owner occupied	1,167	383	784	69,256	6,785	62,471
Non-owner occupied	460	26	434	38,037	2,867	35,170
Multifamily	51	-	51	8,537	-	8,537
Farmland	17	-	17	388	-	388
	1,695	409	1,286	116,218	9,652	106,566
Consumer real estate
Home equity lines	448	-	448	20,333	1,238	19,095
Secured by 1-4 family residential
First deed of trust	602	324	278	56,776	5,759	51,017
Second deed of trust	111	98	13	6,485	1,212	5,273
	1,161	422	739	83,594	8,209	75,385
Commercial and industrial loans (except those secured by real estate)	94	18	76	20,086	826	19,260
Student loans	230	-	230	53,989	-	53,989
Consumer and other	61	-	61	1,734	-	1,734

	$3,562	$851	$2,711	$306,771	$20,509	$286,262

Note 6 – Deposits

Deposits as of September 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	%	Amount	%

Demand accounts	$88,399	23.3%	$78,282	21.4%
Interest checking accounts	42,119	11.1%	44,256	12.1%
Money market accounts	70,205	18.5%	64,841	17.8%
Savings accounts	20,472	5.4%	19,403	5.3%
Time deposits of $100,000 and over	15,376	4.1%	9,717	2.7%
Other time deposits	142,649	37.6%	148,349	40.7%

Total	$379,220	100.0%	$364,848	100.0%

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at September 30, 2016 was 3.00%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at September 30, 2016 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at September 30, 2016 was 2.50%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at September 30, 2016 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Nine Months Ended September 30,
	2016				2015
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	2,929	$24.22	$12.74		6,830	$92.34	$52.74
Granted	-	-	-		-	-	-
Forfeited	-	-	-		(2,012)	171.03	94.35
Exercised	-	-	-		-	-	-
Options outstanding, end of period	2,929	$24.22	$12.74	$-	4,818	$59.48	$35.36	$-
Options exercisable, end of period	1,730				3,306

During the second quarter of 2016, we granted certain officers 4,000 performance based shares of common stock with a weighted average fair market value of $20.00 at the date of grant.  These restricted stock awards vest over two years.  During the third quarter of 2016, we granted certain officers 6,250 restricted shares of common stock with a weighted average fair market value of $22.50 at the date of grant.  These restricted stock awards have a three-year graded vesting.  During the third quarter of 2015, we granted certain officers 40,675 restricted shares of common stock with a weighted average fair value of $19.72 at the date of grant.  These restricted stock awards have a three-year graded vesting. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances.  The total number of shares underlying non-vested restricted stock was 51,665 and 51,274 at September 30, 2016 and 2015, respectively.

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the stock incentive plan as of September 30, 2016 and 2015, was $775,575 and $532,030, respectively. The time based unamortized compensation of $425,517 is expected to be recognized over a weighted average period of 2.09 years.

Stock-based compensation expense was approximately $156,000 and $264,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (dollars in thousands):

	Fair Value Measurement
	at September 30, 2016 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$24,340	$3,011	$21,329	$-
Mortgage-backed securities	2,432	-	2,432	-

Financial Assets - Non-Recurring
Impaired loans	16,057	-	15,198	859
Assets held for sale	841	-	841	-
Real estate owned	3,621	-	3,621	-

	Fair Value Measurement
	at December 31, 2015 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$33,713	$3,307	$30,406	$-
Mortgage-backed securities	3,001	-	3,001	-
Municipals	1,205	-	1,205	-

Financial Assets - Non-Recurring
Impaired loans	20,509	-	18,862	1,647
Assets held for sale	12,631	-	12,631	-
Real estate owned	6,249	-	6,190	59

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
	(In thousands)

Impaired loans - real estate secured	$379	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)
Impaired loans - non-real estate secured	$480	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of marketability or practical life	0%-50% (20%)
Assets held for sale	$841	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

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

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

		September 30,		December 31,
		2016		2015
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$16,281	$16,281	$17,076	$17,076
Cash equivalents	Level 2	15,477	15,477	186	186
Investment securities available for sale	Level 1	3,011	3,011	3,307	3,307
Investment securities available for sale	Level 2	23,761	23,761	34,612	34,612
Federal Home Loan Bank stock	Level 2	725	725	685	685
Loans held for sale	Level 2	16,093	16,093	14,373	14,373
Loans	Level 2	317,479	314,663	286,262	274,230
Impaired loans	Level 2	15,198	15,198	18,862	18,862
Impaired loans	Level 3	859	859	1,647	1,647
Assets held for sale	Level 2	841	841	12,631	12,631
Other real estate owned	Level 2	3,621	3,621	6,190	6,190
Other real estate owned	Level 3	-	-	59	59
Bank owned life insurance	Level 3	7,269	7,269	7,130	7,130
Accrued interest receivable	Level 2	2,354	2,354	2,060	2,060

Financial liabilities
Deposits	Level 2	379,220	379,661	364,848	365,294
FHLB borrowings	Level 2	8,200	8,208	6,000	6,004
Trust preferred securities	Level 2	8,764	9,162	8,764	8,984
Other borrowings	Level 2	215	215	508	508
Accrued interest payable	Level 2	64	64	1,346	1,346

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

The following table presents segment information as of and for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended September 30, 2016

Revenues
Interest income	$3,995	$165	$(56)	$4,104
Gain on sale of loans	-	2,043	-	2,043
Other revenues	1,109	229	(32)	1,306
Total revenues	5,104	2,437	(88)	7,453

Expenses
Interest expense	660	56	(56)	660
Salaries and benefits	2,066	979	-	3,045
Commissions	-	533	-	533
Other expenses	2,370	297	(32)	2,635
Total operating expenses	5,096	1,865	(88)	6,873

Income before income taxes	$8	$572	$-	$580

Total assets	$450,043	$10,562	$(14,314)	$446,291

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended September 30, 2015

Revenues
Interest income	$3,837	$146	$(38)	$3,945
Gain on sale of loans	-	1,840	-	1,840
Other revenues	915	173	(58)	1,030
Total revenues	4,752	2,159	(96)	6,815

Expenses
Interest expense	703	38	(38)	703
Salaries and benefits	1,941	951	-	2,892
Commissions	-	499	-	499
Other expenses	2,008	300	(58)	2,250
Total operating expenses	4,652	1,788	(96)	6,344

Income before income taxes	$100	$371	$-	$471

Total assets	$429,312	$9,036	$(14,698)	$423,650

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Nine Months Ended September 30, 2016

Revenues
Interest income	$11,625	$363	$(98)	$11,890
Gain on sale of loans	-	4,630	-	4,630
Other revenues	2,994	533	(129)	3,398
Total revenues	14,619	5,526	(227)	19,918

Expenses
Interest expense	1,958	98	(98)	1,958
Salaries and benefits	5,828	2,635	-	8,463
Commissions	-	1,163	-	1,163
Other expenses	6,014	808	(129)	6,693
Total operating expenses	13,800	4,704	(227)	18,277

Income before income taxes	$819	$822	$-	$1,641

Total assets	$450,043	$10,562	$(14,314)	$446,291

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Nine Months Ended September 30, 2015

Revenues
Interest income	$11,347	$346	$(87)	$11,606
Gain on sale of loans	-	4,797	-	4,797
Other revenues	2,571	597	(189)	2,979
Total revenues	13,918	5,740	(276)	19,382

Expenses
Interest expense	2,184	87	(87)	2,184
Salaries and benefits	5,695	2,576	-	8,271
Commissions	-	1,234	-	1,234
Other expenses	6,505	827	(189)	7,143
Total operating expenses	14,384	4,724	(276)	18,832

Income (loss) before income taxes	$(466)	$1,016	$-	$550

Total assets	$429,312	$9,036	$(14,698)	$423,650

Note 11 – Shareholders’ equity and regulatory matters

Preferred Stock

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

In accordance with the Company’s prior Written Agreement with the Federal Reserve Bank of Richmond (the “Reserve Bank”), the Company has been deferring quarterly cash dividends on the preferred stock since May 2011. The total arrearage on such preferred stock as of September 30, 2016 was $2,624,269. This amount has been accrued for and is included in other liabilities in the consolidated balance sheet. With the termination of the Written Agreement as of July 28, 2016, the Company is not required to defer the quarterly cash dividends on the preferred stock, however the Company is evaluating various options with respect to the preferred stock.

Common Stock

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

Regulatory Matters

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

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of September 30, 2016, the Company would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies. The capital amounts and ratios at September 30, 2016 and December 31, 2015 for the Bank are presented in the table below (dollars in thousands):

			For Capital		Minimum Capital Adequacy
	Actual		Adequacy Purposes		with Capital buffer		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2016
Total capital (to risk- weighted assets) Village Bank	$48,207	15.32%	$25,169	8.00%	$27,136	8.625%	$31,462	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	$44,788	14.24%	$12,585	4.00%	$20,844	6.625%	$18,877	6.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	$44,788	10.64%	$16,885	4.00%	N/A	N/A	$21,106	5.00%

Common equity tier 1 (to risk- weighted assets) VillageBank	$44,788	14.24%	$14,291	4.50%	$16,275	5.125%	$20,642	6.50%

December 31, 2015
Total capital (to risk- weighted assets) Village Bank	$42,695	14.02%	$24,369	8.00%	N/A	N/A	$30,461	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	$39,133	12.85%	$12,184	4.00%	N/A	N/A	$18,277	6.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	$39,133	9.33%	$16,776	4.00%	N/A	N/A	$20,970	5.00%

Common equity tier 1 (to risk- weighted assets) VillageBank	$39,133	12.85%	$13,707	4.50%	N/A	N/A	$15,231	6.50%

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

The Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2016	2015

Undisbursed credit lines	$57,931	$46,656
Commitments to extend or originate credit	24,646	9,132
Standby letters of credit	3,846	1,484

Total commitments to extend credit	$86,423	$57,272

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

There was an $11,352,000 income tax benefit recorded for the third quarter of 2016 compared to no tax expense for the third quarter of 2015.  For the nine months ended September 30, 2016, the income tax benefit was $11,352,000 compared to no income tax expense for the same period in 2015. The income tax benefit in 2016 was primarily due to the reversal of an $11,997,000 valuation allowance previously recorded against the net deferred tax asset. This valuation allowance was first recorded in the fourth quarter of 2011 due to the uncertainty of whether or not the Company would be able to realize the asset.

In assessing the Company’s ability to realize its net deferred tax asset, management considers whether it is more likely than not that some portion or all of the net deferred tax asset will or will not be realized.  The Company’s ultimate realization of the net deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.  Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment.  The amount of net deferred taxes recognized could be impacted by changes to any of these variables.

Each quarter, the Company weighs both the positive and negative information with respect to realization of the net deferred tax asset and analyzes its position as to whether or not a valuation allowance is required. Over the past several quarters, the positive information has been increasing while the negative information has been decreasing. Over the last seven quarters, the Company has demonstrated consistent earnings while its level of non-performing assets which was the primary cause of the Company’s losses has steadily decreased. Additionally, the Federal Reserve Bank, the FDIC and the Virginia Bureau of Financial Institutions have terminated their formal agreements with the Company and the Bank, reducing regulatory risk.

Given the consistent earnings and improving asset quality, the Company’s analysis has now concluded that, as of September 30, 2016, it is more likely than not that it will generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax asset. As such, the full valuation allowance of $11,997,000 was reversed to income tax expense at September 30, 2016. The Company’s net deferred tax asset was $11,435,000 as of September 30, 2016. Net operating losses available to offset future taxable income amounted to $23,043,000 at September 30, 2016 and begin expiring in 2028; $1,257,000 of such amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $908,000 per year.

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

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at September 30, 2016 and December 31, 2015 and the results of operations for the Company for the three and nine months ended September 30, 2016 and 2015. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended September 30, 2016, the Company had net income of $11,932,000 and net income available to common shareholders of $11,746,000, or $8.21 per fully diluted share, compared to net income of $471,000 and net income available to common shareholders of $301,000, or $.21 per fully diluted share, for the same period in 2015. For the nine months ended September 30, 2016, the Company had net income of $12,993,000 and net income available to common shareholders of $12,446,000, or $8.74 per fully diluted share, compared to net income $550,000 and net income available to common shareholders of $6,669,000, or $6.14 per fully diluted share, for the same period in 2015. The increase in net income for both the three and nine months ended September 30, 2016 is due to recording an income tax benefit of $11,352,000 due to the reversal of the $11,997,000 valuation allowance previously recorded against the net deferred tax asset discussed previously.

There were significant changes in income and expense items when comparing the 2016 and 2015 results. The more significant changes are reflected in the following table (in thousands):

	Q3 2016	Nine Months 2016
	Compared to	Compared to
	Q3 2015	Nine Months 2015
Increase (decrease) in
Net interest income	$202	$510
Gains on loan sales	203	(167)
Gain on sale of assets	-	504
Gain on sale of investments	15	155
Rental income	(309)	(218)
(Increase) decrease in
Salaries and benefits	(153)	(192)
Occupancy expense	88	110
Professional and outside services	113	(67)
Writedown of assets held for sale	-	467
Expenses related to foreclosed real estate	(128)	(385)
FDIC premium	144	415
Income tax benefit	11,352	11,352

	$11,527	$12,484

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

	For the Three Months Ended September 30,
	2016	2015	Change
	(dollars in thousands)

Average interest-earning assets	$391,763	$372,946	$18,817
Interest income	$4,104	$3,945	$159
Yield on interest-earning assets	4.17%	4.20%	(0.03)%
Average interest-bearing liabilities	$305,641	$311,515	$(5,874)
Interest expense	$660	$703	$(43)
Cost of interest-bearing liabilities	0.86%	0.90%	(0.04)%
Net interest income	$3,444	$3,242	$202
Net interest margin	3.50%	3.45%	0.05%

For the third quarter of 2016, net interest income was $3,444,000, an increase of $202,000 from the third quarter of 2015, primarily driven by higher average loan balances $32,519,000 and average loans held for sale of $4,686,000. The third quarter 2016 net interest margin increased by 5 basis points to 3.50% compared to 3.45% in the comparable quarter in the prior year. The increase in net interest margin was driven by the 4 basis point decline in the cost of interest-bearing liabilities outpacing the 3 basis point reduction in yield on interest-earning assets. The decline in interest-earning asset yields was primarily driven by lower loan yields, as new and renewed loans were originated and re-priced at lower rates.

	For the Nine Months Ended September 30,
	2016	2015	Change
	(dollars in thousands)

Average interest-earning assets	$372,514	$372,378	$136
Interest income	$11,890	$11,606	$284
Yield on interest-earning assets	4.26%	4.17%	0.09%
Average interest-bearing liabilities	$304,086	$318,361	$(14,275)
Interest expense	$1,958	$2,184	$(226)
Cost of interest-bearing liabilities	0.86%	0.92%	(0.06)%
Net interest income	$9,932	$9,422	$510
Net interest margin	3.56%	3.38%	0.18%

For the first nine months of 2016, net interest income was $9,932,000, an increase of $510,000 from the same period in 2015, primarily driven by higher average loan balances of $27,078,000 and lower interest-bearing liabilities of $14,275,000. The net interest margin increased by 18 basis points to 3.56% for the first nine months of 2016 compared to 3.38% in the comparable period in the prior year. The increase in net interest margin was driven by the 9 basis point increase in interest-earning asset yields and the 6 basis point reduction in cost of interest-bearing liabilities. The 9 basis point increase in interest-earning asset yields resulted from a change in the composition of interest-earning assets from lower yielding assets (primarily investment securities) to higher yielding assets (primarily loans). The 6 basis point decline in our cost of interest-bearing liabilities resulted because we utilized liquidity to allow higher cost certificates of deposit and borrowings to run off.

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

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$333,927	$3,848	4.58%	$301,408	$3,634	4.78%
Loans held for sale	18,358	165	3.58%	13,672	146	4.24%
Investment securities	25,654	72	1.12%	39,496	155	1.56%
Federal funds and other	13,824	19	0.55%	18,370	10	0.22%
Total interest earning assets	391,763	4,104	4.17%	372,946	3,945	4.20%

Allowance for loan losses and deferred fees	(3,420)			(5,730)
Cash and due from banks	10,347			8,880
Premises and equipment, net	12,641			14,363
Other assets	18,229			35,588
Total assets	$429,560			$426,047

Interest bearing deposits
Interest checking	$41,901	$19	0.18%	$42,861	$20	0.19%
Money market	68,781	64	0.37%	69,539	65	0.37%
Savings	20,298	9	0.18%	20,483	9	0.17%
Certificates	158,494	498	1.25%	162,512	527	1.29%
Total	289,474	590	0.81%	295,395	621	0.83%
Borrowings	16,167	70	1.72%	16,120	82	2.02%
Total interest bearing liabilities	305,641	660	0.86%	311,515	703	0.90%
Noninterest bearing deposits	83,754			75,734
Other liabilities	7,802			8,418
Total liabilities	397,197			395,667
Equity capital	32,363			30,380
Total liabilities and capital	$429,560			$426,047

Net interest income before provision for loan losses		$3,444			$3,242

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.31%			3.30%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.50%			3.45%

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$321,008	$11,220	4.67%	$293,930	$10,750	4.89%
Loans held for sale	12,985	363	3.73%	11,915	346	3.88%
Investment securities	26,396	261	1.32%	38,152	464	1.63%
Federal funds and other	12,125	46	0.51%	28,381	46	0.22%
Total interest earning assets	372,514	11,890	4.26%	372,378	11,606	4.17%

Allowance for loan losses and deferred fees	(3,543)			(5,730)
Cash and due from banks	15,198			11,522
Premises and equipment, net	13,315			14,363
Other assets	26,372			35,877
Total assets	$423,856			$428,410

Interest bearing deposits
Interest checking	$42,910	$58	0.18%	$43,704	$60	0.18%
Money market	67,562	187	0.37%	68,174	190	0.37%
Savings	19,941	27	0.18%	20,527	28	0.18%
Certificates	158,933	1,512	1.27%	165,431	1,599	1.29%
Total	289,346	1,784	0.82%	297,836	1,877	0.84%
Borrowings	14,740	174	1.58%	20,525	307	2.00%
Total interest bearing liabilities	304,086	1,958	0.86%	318,361	2,184	0.92%
Noninterest bearing deposits	80,005			73,924
Other liabilities	8,081			8,957
Total liabilities	392,172			401,242
Equity capital	31,684			27,168
Total liabilities and capital	$423,856			$428,410

Net interest income before provision for loan losses		$9,932			$9,422

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.40%			3.26%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.56%			3.38%

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

The Company did not record a provision for loan losses for the three and nine months ended September 30, 2016 and 2015.

The provision for (recovery of) loan losses by category is presented following (in thousands):

	Nine Months Ended September 30,
	2016		2015
		Average		Average
	Provision	Loans	Provision	Loans
	(Recovery)	Outstanding	(Recovery)	Outstanding

Construction and land development	$2	$31,575	$491	$30,438
Commercial real estate	(571)	123,065	(109)	112,363
Consumer real estate	(131)	81,772	(314)	87,758
Commercial and industrial	42	28,930	(87)	20,811
Guaranteed student loans	101	52,685	14	39,959
Consumer	13	2,127	5	1,618
Unallocated	544	-	-	-

	$-	$320,154	$-	$292,947

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. We concluded that the unallocated portion of the allowance was acceptable given the continued higher level of classified assets and was within a reasonable range around the estimate of losses. At September 30, 2016 the allowance for loan losses included an unallocated amount of approximately $603,000 compared to $59,000 at December 31, 2015.

Discussion of the provision for (recovery of) loan losses related to specific loan types are provided following:

•	The recovery of loan losses totaling $571,000 for the commercial real estate portfolio for the first nine months of 2016 was attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.68% in the first nine months of 2015 to 0.20% in the first nine months of 2016. In addition, the portfolio was in a net-recovery position of $112,000 as of September 30, 2016.

•	The recovery of loan losses totaling $131,000 for the consumer real estate portfolio for the nine months ended 2016 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.72% in 2015 to a loss of 0.07% in the third quarter of 2016.

•	The provision for loan losses totaling $491,000 for the construction and land development portfolio in 2015 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio increased primarily as a result of an increase in the historical loss experience from a net recovery of 0.37% in 2014 to a net charge-off of 0.28% in 2015. In addition, the portfolio was in a net charge-off position of $229,000 as of September 30, 2015.

•	The recovery of loan losses totaling $314,000 for the consumer real estate portfolio in the in 2015 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 1.63% in 2014 to 0.72% in the third quarter of 2015. In addition, the portfolio was in a net recovery position of $189,000 as of September 30, 2015.

Noninterest income

	For the Three Months Ended
	September 30,		Change
	2016	2015	$	%
	(dollars in thousands)

Service charges and fees	$673	$632	$41	6.5%
Gain on sale of loans	2,043	1,840	203	11.0%
Gain on sale of assets	-	-	-	0.0%
Gain on sale of investment securities	15	-	15	100.0%
Rental income	-	309	(309)	(100.0)%
Other	114	89	25	28.1%
Total noninterest income	$2,845	$2,870	$(25)	(0.9)%

•	The increase in gain on sale of loans is due to increased activity by our mortgage banking segment as the mortgage market has been more favorable in the latter half of 2016.
•	The decline in rental income is a result of the sale of our previous headquarters building in June 2016 that generated rental income from nonrelated entities.

	For the Nine Months Ended
	September 30,		Change
	2016	2015	$	%
	(dollars in thousands)

Service charges and fees	$1,858	$1,906	$(48)	(2.5)%
Gain on sale of loans	4,630	4,797	(167)	(3.5)%
Gain on sale of assets	504	-	504	100.0%
Gain on sale of investment securities	162	7	155	100.0%
Rental income	582	800	(218)	(27.3)%
Other	292	266	26	9.8%
Total noninterest income	$8,028	$7,776	$252	3.2%

•	The decrease in gain on sale of loans is due to lower activity by our mortgage banking segment as the mortgage market was less favorable in the first half of 2016.
•	The gain on sale of assets in 2016 relates to the sale of our previous headquarters building and was a onetime event.
•	The gain on sale of investment securities resulted from management’s efforts to reduce interest rate risk in our investment portfolio by selling longer duration securities.
•	The decline in rental income is a result of the sale of our previous headquarters building in June 2016 that generated rental income from nonrelated entities.

Noninterest expense

	For the Three Months Ended
	September 30,		Change
	2016	2015	$	%
	(dollars in thousands)

Salaries and benefits	$3,045	$2,892	$153	5.3%
Commissions	533	499	34	6.8%
Occupancy	324	412	(88)	(21.4)%
Equipment	197	189	8	4.2%
Supplies	81	70	11	15.7%
Professional and outside services	743	856	(113)	(13.2)%
Advertising and marketing	76	73	3	4.1%
Foreclosed assets, net	79	(49)	128	(261.2)%
FDIC insurance premium	90	234	(144)	(61.5)%
Other operating expense	541	465	76	16.3%
Total noninterest income	$5,709	$5,641	$68	1.2%

•	The increase in salaries and benefits was due to staffing changes.
•	Occupancy declined due to the sale of our previous headquarters building.
•	Professional and outside services declined due to the improvement in the Bank’s operations.
•	Costs associated with foreclosed assets increased due to gains on sale in 2015 as we disposed of these assets.
•	The decrease in the FDIC insurance premium was due to the improvement in the Bank’s risk rating with the FDIC based on the removal of the Consent Order in December 2015.

	For the Nine Months Ended
	September 30,		Change
	2016	2015	$	%
	(dollars in thousands)

Salaries and benefits	$8,463	$8,271	$192	2.3%
Commissions	1,163	1,234	(71)	(5.8)%
Occupancy	1,188	1,298	(110)	(8.5)%
Equipment	573	587	(14)	(2.4)%
Write down of assets held for sale	220	687	(467)
Supplies	232	204	28	13.7%
Professional and outside services	2,220	2,153	67	3.1%
Advertising and marketing	239	246	(7)	(2.8)%
Foreclosed assets, net	250	(135)	385	(285.2)%
FDIC insurance premium	287	702	(415)	(59.1)%
Other operating expense	1,484	1,401	83	5.9%
Total noninterest income	$16,319	$16,648	$(329)	(2.0)%

•	The increase in salaries and benefits was due to staffing changes.
•	Occupancy declined due to the sale of our previous headquarters building.
•	Write down of assets held for sale decreased due to previous write downs associated with the headquarters building.
•	Professional and outside services declined due to the improvement in the Bank’s operations.
•	Costs associated with foreclosed assets increased due to gains on sale in 2015 as we disposed of these assets.
•	The decrease in the FDIC insurance premium was due to the improvement in the Bank’s risk rating with the FDIC based on the removal of the Consent Order in December 2015.

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

There was an $11,352,000 income tax benefit recorded for the third quarter of 2016 compared to no tax expense for the third quarter of 2015.  For the nine months ended September 30, 2016, the income tax benefit was $11,352,000 compared to no income tax expense for the same period in 2015. The income tax benefit in 2016 was primarily due to the reversal of an $11,997,000 valuation allowance previously recorded against the net deferred tax asset. This valuation allowance was first recorded in the fourth quarter of 2011 due to the uncertainty of whether or not the Company would be able to realize the asset.

In assessing the Company’s ability to realize its net deferred tax asset, management considers whether it is more likely than not that some portion or all of the net deferred tax asset will or will not be realized.  The Company’s ultimate realization of the net deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.  Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment.  The amount of net deferred taxes recognized could be impacted by changes to any of these variables.

Each quarter, the Company weighs both the positive and negative information with respect to realization of the net deferred tax asset and analyzes its position as to whether or not a valuation allowance is required. Over the past several quarters, the positive information has been increasing while the negative information has been decreasing. Over the last seven quarters, the Company has demonstrated consistent earnings while its level of non-performing assets which was the primary cause of the Company’s losses has steadily decreased. Additionally, the Federal Reserve Bank, the FDIC and the Virginia Bureau of Financial Institutions have terminated their formal agreements with the Company and the Bank, reducing regulatory risk.

Given the consistent earnings and improving asset quality, the Company’s analysis has now concluded that, as of September 30, 2016, it is more likely than not that it will generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax asset. As such, the full valuation allowance of $11,997,000 was reversed to income tax expense at September 30, 2016. The Company’s net deferred tax asset was $11,435,000 as of September 30, 2016. Net operating losses available to offset future taxable income amounted to $23,043,000 at September 30, 2016 and begin expiring in 2028; $1,257,000 of such amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $908,000 per year.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense of approximately $19,000 and $56,000 for the three and nine months ended September 30, 2016, respectively. Due to the Company’s adjusted capital level we were not subject to franchise tax expense for the three and nine months ended September 30, 2015.

Balance Sheet Analysis

Our total assets increased to $446,291,000 at September 30, 2016 from $419,941,000 at December 31, 2015, an increase of $26,350,000, or 6.3%. There were increases in loans outstanding of $26,765,000, cash and cash equivalents of $14,496,000 and other assets of $9,377,000 related to the reversal of the valuation allowance previously recorded against the net deferred tax asset of $11,997,000. These increases were offset by decreases in assets held for sale of $11,790,000 due to the sale of our previous headquarters building at the Watkins Centre, investment securities of $11,147,000 due to the sale of securities to reduce our interest rate exposure, and other real estate owned of $2,628,000 due to sale of several properties.

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

The Company’s real estate loan portfolios, which represent approximately 73% of all loans, are secured by mortgages on real property located principally in the Commonwealth of Virginia. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. The Company’s commercial and industrial loan portfolio represents approximately 11% of all loans. Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent 16% of the total.

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	%	Amount	%
Construction and land development
Residential	$7,166	2.15%	$5,202	1.70%
Commercial	24,834	7.45%	25,948	8.45%
	32,000	9.60%	31,150	10.15%
Commercial real estate
Owner occupied	68,305	20.48%	69,256	22.58%
Non-owner occupied	52,598	15.77%	38,037	12.40%
Multifamily	8,721	2.61%	8,537	2.78%
Farmland	288	0.09%	388	0.13%
	129,912	38.95%	116,218	37.88%
Consumer real estate
Home equity lines	20,460	6.13%	20,333	6.63%
Secured by 1-4 family residential,
First deed of trust	53,737	16.11%	56,776	18.51%
Second deed of trust	5,753	1.72%	6,485	2.11%
	79,950	23.96%	83,594	27.25%
Commercial and industrial loans
(except those secured by real estate)	37,773	11.33%	20,086	6.55%
Guaranteed student loans	51,381	15.40%	53,989	17.60%
Consumer and other	2,520	0.76%	1,734	0.57%

Total loans	333,536	100.0%	306,771	100.0%
Deferred loan cost, net	617		670
Less: allowance for loan losses	(3,419)		(3,562)

	$330,734		$303,879

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and,
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

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

The allowance for loan losses at September 30, 2016 was $3,419,000, compared to $3,562,000 at December 31, 2015. The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at September 30, 2016 and December 31, 2015 was 1.02% and 1.16%, respectively. The decrease in the allowance for loan losses for the first nine months of 2016 was primarily a result of charge offs recognized during the nine months ended September 30, 2016. We believe the amount of the allowance for loan losses at September 30, 2016 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Nine Months Ended
	September 30,
	2016	2015

Beginning balance	$3,562	$5,729
Provision for loan losses	-	-
Charge-offs
Construction and land development
Commercial	(10)	(252)
Commercial real estate
Owner occupied	(66)	(127)
Non-owner occupied	-	-
Farmland	-	-
Consumer real estate
Home equity lines	(53)	(54)
Secured by 1-4 family residential
First deed of trust	(140)	(103)
Second deed of trust	(25)	(55)
Commercial and industrial
(except those secured by real estate)	(15)	(162)
Guaranteed student loans	(143)	(1)
Consumer and other	(14)	(30)
	(466)	(784)
Recoveries
Construction and land development
Residential	1	1
Commercial	5	22
Commercial real estate
Owner occupied	-	33
Non-owner occupied	53	4
Farmland	125	-
Consumer real estate
Home equity lines	3	2
Secured by 1-4 family residential
First deed of trust	20	374
Second deed of trust	19	25
Commercial and industrial
(except those secured by real estate)	90	73
Consumer and other	7	17
	323	551
Net charge-offs	(143)	(233)

Ending balance	$3,419	$5,496

Loans outstanding at end of period(1)	$334,153	$301,039
Ratio of allowance for loan losses as a percent of loans outstanding at end of period	1.02%	1.83%

Average loans outstanding for the period(1)	$321,008	$293,930
Ratio of net charge-offs to average loans outstanding for the period	0.04%	0.08%

(1) Loans are net of unearned income.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	September 30,	December 31,	September 30,
	2016	2015	2015

Nonaccrual loans	$2,527	$3,718	$4,489
Foreclosed properties	3,620	6,249	8,018
Total nonperforming assets	$6,147	$9,967	$12,507

Restructured loans (not included in nonaccrual loans above)	$11,543	$14,260	$13,977

Loans past due 90 days and still accruing (1)	$9,722	$8,590	$9,117

Nonperforming loans to loans (2)	0.8%	1.2%	1.5%

Nonperforming assets to total assets (3)	1.4%	2.4%	3.0%

Allowance for loan losses to nonaccrual loans	135.3%	95.8%	122.4%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

(3) Nonperforming assets excludes performing troubled debt restructurings.

The following table presents an analysis of the changes in nonperforming assets for the nine months ended September 30, 2016 (dollars in thousands):

	Loans	OREO	Total

Balance December 31, 2015	$3,718	$6,249	$9,967
Additions	1,603	277	1,880
Loans placed back on accrual	(1,944)	-	(1,944)
Transfers to OREO	(268)	268	-
Repayments	(454)	-	(454)
Charge-offs	(128)	(132)	(260)
Sales	-	(3,042)	(3,042)

Balance September 30, 2016	$2,527	$3,620	$6,147

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

Of the total nonaccrual loans of $2,527,000 at September 30, 2016 that were considered impaired, 12 loans totaling $1,190,000 had specific allowances for loan losses totaling $128,000. This compares to $3,718,000 in nonaccrual loans at December 31, 2015 of which 12 loans totaling $2,112,000 had specific allowances for loan losses of $370,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $121,000 and $145,000 for the nine months ended September 30, 2016 and 2015, respectively.

Deposits

Deposits as of September 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	%	Amount	%

Demand accounts	88,399	23.3%	$78,282	21.5%
Interest checking accounts	42,119	11.1%	44,256	12.1%
Money market accounts	70,205	18.5%	64,841	17.8%
Savings accounts	20,472	5.4%	19,403	5.3%
Time deposits of $100,000 and over	78,779	20.8%	72,745	19.9%
Other time deposits	79,246	20.9%	85,321	23.4%

Total	$379,220	100.0%	$364,848	100.0%

Total deposits increased by $14,372,000, or 3.9%, from $364,848,000 at December 31, 2015 to $379,220,000 at September 30, 2016, as compared to a decrease of $9,821,000, or 2.6%, during the first nine months of 2015. Checking and savings accounts increased by $9,049,000, money market accounts increased by $5,364,000 and time deposits decreased by $41,000. The cost of our interest-bearing deposits declined to 0.81% for the first nine months of 2016 compared to 0.83% for the first nine months of 2015.

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

As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $8,200,000 and $6,000,000 at September 30, 2016 and December 31, 2015, respectively. The FHLB advances are secured by the pledge of investment securities and loans.

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

In accordance with the Company’s written agreement with the Reserve Bank, the Company has been deferring quarterly cash dividends on the preferred stock since May 2011. The total arrearage on such preferred stock as of September 30, 2016 was $2,624,269. This amount has been accrued for and is included in other liabilities in the consolidated balance sheet. With the termination of the Written Agreement as of July 28, 2016, the Company is not required to defer the quarterly cash dividends on the preferred stock, however the Company is evaluating various options with respect to the preferred stock.

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

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of September 30, 2016, the Company would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2016	2015

Tier 1 capital
Total bank equity capital	$49,793	$38,665
Net unrealized (gain) loss on available-for-sale securities	(49)	439
Defined benefit postretirement plan	62	69
Disallowed intangible assets	(16)	(40)
Disallowed deferred tax assets	(5,002)

Total Tier 1 capital	44,788	39,133

Tier 2 capital
Allowance for loan losses	3,419	3,562
Total Tier 2 capital	3,419	3,562

Total risk-based capital	48,207	42,695

Risk-weighted assets	$314,616	$304,611

Average assets	$422,120	$419,398

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	10.61%	9.33%
Common equity tier 1 capital ratio (CET 1)	14.24%	12.85%
Tier 1 capital to risk-weighted assets	14.24%	12.85%
Total capital to risk-weighted assets	15.32%	14.02%
Equity to total assets	10.31%	9.25%

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Bank met the ratio criteria to be categorized as a “well capitalized” institution as of December 31, 2015, 2014 and 2013. However, due to the minimum capital ratios required by the prior Consent Order, the Bank was considered adequately capitalized in 2014 and 2013. The MOU required the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 12%. Primarily as a result of the Company’s Rights Offering and Standby Offering completed on March 27, 2015, the Bank’s leverage ratio increased to 9.33% and the total capital to risk-weighted assets ratio was 14.02%, exceeding the ratios required by the MOU. With the termination of the Consent Order and MOU, the Bank is considered well capitalized at September 30, 2016. When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld, more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations Sections 337.6 and 303, and FDIC Act Section 29. In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

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

At September 30, 2016, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $58,530,000, or 13% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $7,000,000 of these securities are pledged against current and potential fundings.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $10 million for which there were no borrowings against the lines at September 30, 2016.

At September 30, 2016, we had commitments to originate $86,423,000 of loans. Fixed commitments to incur capital expenditures were approximately $200,000 at September 30 2016. Certificates of deposit scheduled to mature in the 12-month period ending September 30, 2017 totaled $68,081,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

There was an $11,352,000 income tax benefit recorded for the third quarter of 2016 compared to no tax expense for the third quarter of 2015.  For the nine months ended September 30, 2016, the income tax benefit was $11,352,000 compared to no income tax expense for the same period in 2015. The income tax benefit in 2016 was primarily due to the reversal of an $11,997,000 valuation allowance previously recorded against the net deferred tax asset. This valuation allowance was first recorded in the fourth quarter of 2011 due to the uncertainty of whether or not the Company would be able to realize the asset.

In assessing the Company’s ability to realize its net deferred tax asset, management considers whether it is more likely than not that some portion or all of the net deferred tax asset will or will not be realized.  The Company’s ultimate realization of the net deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.  Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment.  The amount of net deferred taxes recognized could be impacted by changes to any of these variables.

Each quarter, the Company weighs both the positive and negative information with respect to realization of the net deferred tax asset and analyzes its position as to whether or not a valuation allowance is required. Over the past several quarters, the positive information has been increasing while the negative information has been decreasing. Over the last seven quarters, the Company has demonstrated consistent earnings while its level of non-performing assets which was the primary cause of the Company’s losses has steadily decreased. Additionally, the Federal Reserve Bank, the FDIC and the Virginia Bureau of Financial Institutions have terminated their formal agreements with the Company and the Bank, reducing regulatory risk.

Given the consistent earnings and improving asset quality, the Company’s analysis has now concluded that, as of September 30, 2016, it is more likely than not that it will generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax asset. As such, the full valuation allowance of $11,997,000 was reversed to income tax expense at September 30, 2016. The Company’s net deferred tax asset was $11,435,000 as of September 30, 2016. Net operating losses available to offset future taxable income amounted to $23,043,000 at September 30, 2016 and begin expiring in 2028; $1,257,000 of such amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $908,000 per year.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2016. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

As previously disclosed by the Company, in March 2013, the Special Inspector General for the Troubled Asset Relief Program notified the Company that it was conducting an investigation of the Company. SIGTARP issued seven subpoenas from March 2013 to November 2016 requesting that the Company produce certain documents and other information. The Company has been cooperating fully with SIGTARP in providing the requested materials. The Company cannot predict the duration or the outcome of this investigation, including the effect the investigation and the costs associated with the investigation could have on the Company’s business, financial condition, or results of operations.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

The Company was previously prohibited by its Written Agreement with the Reserve Bank from making dividend or interest payments on the preferred stock or trust preferred capital notes without prior regulatory approval. The Written Agreement was terminated by the Reserve Bank as of July 28, 2016. The Company is current on its interest payments on the trust preferred capital notes. With the termination of the Written Agreement, the Company is not required to defer the quarterly cash dividends on the preferred stock, however the Company is evaluating various options with respect to the preferred stock. At September 30, 2016, the aggregate amount of all of the Company’s total accrued but deferred dividend payments on the preferred stock was $2,624,269.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: November 14, 2016	By:	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and
Chief Executive Officer

Date: November 14, 2016	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

