Form 10-K
period 2016-12-31
Village Bank & Trust Financial Corp.
filed 2017-03-31
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No☑

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

Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $14,696,000.

The number of shares of common stock outstanding as of February 28, 2017 was 1,428,261.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in conjunction with the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Bank revenues are derived from interest and fees received in connection with loans, deposits, and mortgage services. Administrative and operating expenses are the major expenses, followed by interest paid on deposits and borrowings. Revenues from the mortgage company consist primarily of gains from the sale of loans and loan origination fees and its major expenses consist of personnel, occupancy, data processing, and other operating expenses. In 2016, revenue (after intercompany eliminations) generated by the Bank totaled $19.5 million and the mortgage company generated $7.6 million in revenue.

Segment Reporting

In previous reports, the Company concluded that it had one operating and reportable segment, “Community Banking”. This conclusion was based on the fact that the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities supports the others. The Company has re-assessed its segment reporting and decided to report two segments: traditional commercial banking and mortgage banking, as management has changed the information it reviews to make decisions. Revenues from commercial banking operations consist primarily of interest earned on loans and securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and loan origination fee income.

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

Business Strategy

We are implementing strategies that we believe will help us achieve our goal of delivering long-term total shareholder returns that rank in the top quartile of a nationwide peer group.  To achieve this goal, we believe that we will need to become a top performer in return on equity, produce sustainable earnings growth, achieve best quartile earnings volatility in our industry and deliver best quartile asset quality in the worst part of the economic cycle.  Our current business strategies include the following:

•	Build full service banking relationships with high quality local companies by being problem solvers and business builders, not just bankers. We will continue to build a team of bankers and leaders who are both great bankers and exceptional business people. We will have the capital, capabilities and connections to help business owners achieve their goals and overcome obstacles to their success. We target win-win outcomes. We expect to be disciplined lenders during the good times so that during difficult times we can support our good clients, win high quality relationships and recruit talented bankers while other banks focus on their own challenges. Real estate lending will continue to be an important part of our business. We intend to be diligent in managing overall portfolio concentrations, and we will focus on real estate sectors and sponsors that we expect to perform better during difficult times. We will understand the needs and goals of our business clients and their owners so that we can help them fulfill those needs and achieve those goals. We will target deposit only relationships as actively as we will target full loan and deposit relationships. Wherever possible and prudent, we will purchase products and services from the companies that do business with us to support our clients and thank them for their business.

•	Build long-term, mutually beneficial banking relationships with individuals and families in our market area. We will offer the basic financial products and services individuals and families in our communities need backed by exceptionally professional and caring service. We offer convenience and flexibility through in person, online, mobile and telephonic options for enrolling in new services, handling transactions and seeking service. We want to help our clients thrive on their journey through life. Through our own team members and business partners, we will help clients develop plans for handling the big moments they will encounter along the way. We will be experts at using technology to understand our clients and our markets, serving their needs and growing our business.

•	Grow Village Bank Mortgage Corporation’s profitability and positive contribution to our brand. We intend to add loan officers and production teams, more fully identify and serve the mortgage needs of bank clients, fully leverage available grant programs, introduce portfolio mortgage products, enhance our marketing efforts and streamline our processes. We plan to continue to treat mortgage banking as a specialty line of business. We will continue to differentiate ourselves by treating the homeowners who work with us to exceptionally professional and caring service.

•	Improve the economics of our balance sheet, income statement and business model:

o	Expand our Net Interest Margin by improving the mix of both assets and funding. We will improve the mix of our assets by growing core loans, allowing guaranteed student loans to run off and operating with a loan to earning assets mix at the higher end of industry peers. We intend to improve our funding mix by developing deposit relationships that produce low cost transaction deposits.
o	Improve asset productivity by increasing the proportion of earning assets to total assets.
4

o	Build and grow other non-interest income services to leverage our return on assets (“ROA”) and return on equity (“ROE”).
o	Streamline and rationalize our processes and organization to improve productivity and efficiency.
o	Include a prudent amount of debt in our holding company capital structure to leverage a strong ROA into an even stronger ROE.

•	Achieve excellence in risk management. We strive to achieve best quartile performance on credit quality metrics in the worst part of the business cycle and sustainable earnings growth over the long term. Risk taking is a fundamental part of banking. Top performing banks are very good at identifying, understanding, measuring, monitoring, managing, mitigating and getting paid for the risks the organization takes. We are committed to building and sustaining the culture, talent, tools, policies, processes and discipline needed to be a top performer in our risk management functions.

•	Be the place where exceptional people want to work. We are committed to achieving great things and need teammates who share that commitment. We will sustain our fun, fulfilling and rewarding work environment built on trust and teamwork. We know that we will achieve our goals by fielding a team of champions, not by building our business around individual stars. We are a meritocracy where every individual knows he or she can make a difference every day, where their individual contributions are valued, where we invest in our teammates, and where we hold people accountable. We will invest in technology to leverage the talents of our associates and provide the flexibility to allow them to manage their work and life priorities effectively. We will offer benefits and resources intended to help our team members be fit to thrive on their journey through life. When we make difficult business decisions, we will do so with sensitivity to and understanding of the consequences of those decisions.

•	Make a lasting difference in our communities. We will invest our work, wisdom and wealth to help our communities prepare young people for success in life, help families navigate the complex maze of modern life and support and honor the individuals who serve and protect us. We believe that we can be particularly effective in serving our many stakeholders by being a leader in education and workforce development initiatives in our community because success in these areas will help individuals and families provide for themselves and will provide businesses with the talented employees they need to grow and prosper.

We strongly believe that there is a continuing need for banks like Village with deep community roots and that a well-run community based bank can generate attractive returns for shareholders over the long term.

Market Area

The Company, the Bank, and the mortgage company are headquartered in Chesterfield County and primarily serve the Central Virginia region and the Richmond Metropolitan Statistical Area (the “Richmond MSA”). At the end of 2015, the Richmond MSA was the nation’s 45th largest metro area. At the end of 2016, its population was 1,269,129 representing approximately 15% of the total population in the Commonwealth of Virginia with a median age of 38.2 years.

The unemployment rate for Richmond MSA was 4.1% in December 2016 compared to 4.1% for the Commonwealth of Virginia and 4.7% for the nation. At December 31, 2015 the unemployment rate for Richmond MSA was 4.1%, 4.2% for the Commonwealth of Virginia and 5.0% for the nation.

Banking Services

We currently conduct business from ten full-service branch banking offices, two offsite ATMs and two mortgage loan production offices in Central Virginia in the counties of Chesterfield, Hanover, Henrico and Powhatan. We also have a mortgage loan production office in Manassas, Virginia.

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

Lending Services. We offer a full range of short-to-medium term commercial and personal loans. We also provide a wide range of real estate finance services. Our primary focus is on making loans in the Central Virginia market where we have branch banking offices. We also originate mortgage loans for sale in our Northern Virginia mortgage loan production office. We will periodically offer residential construction-to-permanent financing to clients of the mortgage company.

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

Lending Limit. As of December 31, 2016, our legal lending limit for loans to one borrower was approximately $7,384,000. However, we generally limit credit to any one individual or entity to a maximum of $4,000,000.

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

At June 30, 2016, the latest date such information is available from the FDIC, the Bank’s deposit market share in Chesterfield County was 4.89%, 4.06% in Hanover County, 7.42% in Powhatan County, 0.38% in the Richmond MSA and 0.08% in Henrico County.

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

Prior Agreements with Regulators. In February 2012, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC and BFI (the “Supervisory Authorities”), and the Supervisory Authorities issued the related Consent Order effective February 3, 2012 (the “Consent Order”). In June 2012, the Company entered into a similar written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (the “Reserve Bank”). As a result of the steps the Company and the Bank took to, among other things, improve asset quality, increase capital, augment management and board oversight, and increase earnings, the Consent Order was terminated effective December 14, 2015. In place of the Consent Order, the Bank’s Board of Directors made certain written assurances to the Supervisory Authorities in the form of a Memorandum of Understanding (“MOU”) that became effective November 17, 2015. Due to further improvements by the Company and the Bank in asset quality and earnings, and the correction of a prior Regulation W violation, the MOU was terminated effective May 12, 2016, and the Written Agreement was terminated effective July 28, 2016. With the terminations of the MOU and the Written Agreement, neither the Company nor the Bank is under any formal or informal agreements with its regulators.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Virtually all of the Company’s cash revenues will result from dividends paid to it by the Bank, which is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings without BFI approval. As of December 31, 2016, the Bank did not have any accumulated retained earnings. In addition, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be "undercapitalized," as defined in FDIC regulations.

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

Additionally, the bank regulatory agencies’ final rules revised the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950 (the “FDI Act”) by (i) introducing a CET1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0%; and (iii) eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized. These new thresholds were effective for the Bank as of January 1, 2015. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules. As of December 31, 2016, the Bank met the new minimum ratios to be classified as a well capitalized financial institution.

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

At December 31, 2016, the Bank’s Tier 1 risk-based capital ratio was 14.28%, its total risk-based capital ratio was 15.33% and its leverage ratio was 10.47%.   More information concerning our regulatory ratios at December 31, 2016 is included in Note 13 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

On September 30, 2010, the Company sold its headquarters building at the Watkins Centre to the Bank. This transaction allowed us to repay the outstanding mortgage loan on the building resulting in a reduction of our interest expense and improvement in earnings on a consolidated basis. The Federal Reserve Bank has determined that the sale of the headquarters building from the Company to the Bank was not permitted under Section 23A of the Federal Reserve Act as the amount of the transaction exceeded 10% of the Bank’s capital stock and surplus. As a result, the Federal Reserve Bank directed the Company to take corrective action. The sale of the headquarters building at the Watkins Centre was finalized in the second quarter of 2016 resulting in a gain on sale of $504,000.

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

Incentive Compensation Policies and Restrictions. In July 2010, the federal banking agencies issued guidance that applies to all banking organizations supervised by the agencies (thereby including both the Company and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. At December 31, 2016, we had not been made aware of any instances of non-compliance with this guidance.

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

In accordance with the Company’s prior Written Agreement with the Reserve Bank, the Company had been deferring quarterly cash dividends on the preferred stock since May 2011. The Written Agreement was terminated by the Reserve Bank as of July 28, 2016. With the termination of the Written Agreement, the Company is not required to defer the quarterly cash dividends on the preferred stock. At December 31, 2016, the aggregate amount of the Company’s total accrued but deferred dividend payments on the preferred stock was $2,815,000 and reflected as a reduction of retained earnings. This amount was accrued for and included in other liabilities on the Balance Sheet in the Consolidated Financial Statements.

Subsequent to December 31, 2016, the Company received approval from state and federal regulators allowing the Bank to pay a special dividend to the Company for the sole purpose of paying all accrued and unpaid dividends on the preferred stock through February 15, 2017, as well as to redeem 688 shares of the total 5,715 shares outstanding. The accrued and unpaid dividends paid on February 15, 2017 amounted to $2,911,000. The 688 shares were redeemed on February 24, 2017 at a redemption price of $1,000 per share plus accrued dividends from February 15, 2017 to the redemption date.

Privacy Legislation. Several laws, including the Right To Financial Privacy Act, and related regulations issued by the federal bank regulatory agencies, provide protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

Bank Secrecy Act. The Bank Secrecy Act (“BSA”), which is intended to require financial institutions to develop policies, procedures and practices to prevent and deter money laundering, mandates that every bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. The program must, at a minimum: (i) provide for a system of internal controls to assure ongoing compliance; (ii) provide for independent testing for compliance; (iii) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (iv) provide training for appropriate personnel. In addition, a bank is required to adopt a customer identification program as part of its BSA compliance program. Financial institutions are generally required to report cash transactions involving more than $10,000 to the U.S. Department of the Treasury.  In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose.  The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution.  In May 2016, the regulations implementing the BSA were amended to explicitly include risk-based procedures for conducting ongoing customer due diligence, to include understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, banks must identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted). We must comply with these amendments and new requirements by May 11, 2018.

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

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on depository institutions by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. Federal regulatory authorities also have broad enforcement powers over us, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors. At December 31, 2016, Village Bank met the ratio requirements to be classified as a well capitalized financial institution.

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

Future Legislation and Regulation. Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which we operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategy, and limit the ability to pursue business opportunities in an efficient manner.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. In recent years, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict.

Employees

As of December 31, 2016, the Company and its subsidiaries had a total of 171 full-time employees and 7 part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

In addition to its executive offices, the Bank owns seven full service branch buildings including the land on those buildings and leases an additional four full service branch buildings. Five of our branch offices are located in Chesterfield County, with three branch offices in Hanover County, two in Henrico County and one in Powhatan County. We are in the process of closing one branch in Chesterfield County and consolidating its operations in a nearby branch. This closure should be completed in the first quarter of 2017.

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

Market Information

Shares of the Company’s common stock trade on the Nasdaq Capital Market under the symbol “VBFC”. The high and low prices of shares (adjusted for reverse stock split) of the Company’s common stock for the periods indicated were as follows:

	High	Low
2015
1st quarter	$25.99	$14.15
2nd quarter	22.40	17.30
3rd quarter	23.75	18.00
4th quarter	21.80	18.25

2016
1st quarter	$20.36	$18.01
2nd quarter	23.50	18.91
3rd quarter	24.88	22.30
4th quarter	27.45	23.10

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

The Company was previously prohibited by its Written Agreement with the Reserve Bank from paying dividends on capital stock, including the Series A preferred stock, or interest payments on the trust preferred capital notes without prior regulatory approval. The Written Agreement was terminated by the Reserve Bank as of July 28, 2016. With the termination of the Written Agreement, the Company is not required to defer the quarterly cash dividends on the Series A preferred stock. At December 31, 2016, the aggregate amount of the Company’s total accrued but deferred dividend payments on the preferred stock was $2,815,000 and reflected as a reduction of retained earnings.

Subsequent to December 31, 2016, the Company received approval from state and federal regulators allowing the Bank to pay a special dividend to the Company for the sole purpose of paying all accrued and unpaid dividends on the preferred stock through February 15, 2017, as well as to redeem 688 shares of the total 5,715 shares outstanding. The accrued and unpaid dividends paid on February 15, 2017 amounted to $2,911,000. The 688 shares were redeemed on February 24, 2017 at a redemption price of $1,000 per share plus accrued dividends from February 15, 2017 to the redemption date.

Holders

At February 28, 2017, there were approximately 1,047 active holders of common stock; including registered holders and beneficial holders of shares through banks, brokers and other nominees.

For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”.

Purchases of Equity Securities

The Company did not repurchase any of its Common Stock during 2016.

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

General

The Company’s primary source of earnings is net interest income, and its principal market risk exposure is interest rate risk. The Company is not able to predict market interest rate fluctuations and its asset/liability management strategy may not prevent interest rate changes from having a material adverse effect on the Company’s results of operations and financial condition. Because the Company intentionally decreased assets for the three years prior to 2016 as it was resolving problem assets and attempting to improve capital ratios, as well as declines in yields on earning assets, net interest income declined from $13,018,000 in 2014 to $12,637,000 in 2015. With improved capital ratios and asset quality in 2016, the Company’s asset strategy changed to one of growth, with interest earning assets increasing by $7,765,000. This increase in interest earning assets as well as an increase of 0.05% (5 basis points) on their yield, combined with a decline in interest bearing liabilities of $11,365,000 and a 0.05% (5 basis points) decline in their cost, increased net interest income to $13,380,000 in 2016.

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

Results of Operations

The following presents management’s discussion and analysis of the financial condition of the Company at December 31, 2016 and 2015, and results of operations for the Company for the years ended December 31, 2016, 2015 and 2014. This discussion should be read in conjunction with the Company’s audited Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

The following table sets forth selected financial ratios:

	2016	2015	2014

Performance Ratios
Return on average assets(1)	3.15%	0.15%	(0.24)%
Return on average equity(1)	38.81%	2.30%	(5.43)%
Net interest margin(2)	3.53%	3.40%	3.46%
Efficiency(3)	90.34%	105.96%	104.48%
Loans to deposits	88.12%	84.27%	75.72%
Equity to assets	9.81%	7.23%	4.39%

Asset Quality Ratios
ALLL to loans at year-end	1.00%	1.16%	2.00%
ALLL to loans at year-end excluding guaranteed student loans(4)	1.16%	1.41%	2.26%
ALLL to nonaccrual loans	140.41%	95.78%	76.62%
Nonperforming assets to total assets	1.20%	2.37%	4.63%
Nonperforming loans to total loans	1.58%	3.24%	7.01%
Net charge-offs to average loans	0.06%	0.06%	0.59%

(1) Return on Average Assets and Return on Average Equity for 2016 were positively impacted by the reversal in the third quarter of 2016 of an $11,997,000 valuation allowance previously recorded against the net deferred tax asset.

(2) Net interest margin is computed by dividing net interest income for the period by average interest earning assets.

(3) Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(4) Student loans are guaranteed by the Department of Education for approximately 98% of principal and interest and are evaluated separately for ALLL.

Such ratios are not measurements under accounting principles generally accepted in the United States (“GAAP”) and are not intended to be a substitute for our balance sheet or income statement prepared in accordance with GAAP.

Income Statement Analysis

Summary

We recorded net income of $13,513,000 and net income available to common shareholders of $12,776,000 or $8.99 in 2016 compared to income of $646,000 and net income available to common shareholders of $6,591,000 or $5.49 per fully diluted share in 2015 and a net loss of $1,037,000 and a net loss available to common shareholders of $2,473,000, or $(7.39) per fully diluted share, in 2014.

Net income and net income available to common shareholders for the year ended December 31, 2016 were positively impacted by the reversal in the third quarter of 2016 of an $11,997,000 valuation allowance previously recorded against the net deferred tax asset. Netting this reversal against income tax expense for 2016 of $825,000 resulted in an income tax benefit of $11,172,000 for the year ended December 31, 2016. Net income available to common shareholders for the year ended December 31, 2015 was positively impacted by the forgiveness of principal and dividends on preferred stock amounting to $6,619,000 associated with the rights offering to shareholders and concurrent standby offering completed in March 2015.

There were significant changes in income and expense items when comparing the 2016 and 2015 results and 2015 to 2014. These changes are listed in the following table (in thousands):

	2016 Compared	2015 Compared
	to 2015	to 2014
Increase (decrease) in
Net interest income	$743	$(381)
(Recovery of) provision for loan losses	(2,000)	2,100
Gains on loan sales	354	1,627
Gain on sale of assets	504	-
Gain on sale of investments	156	216
Service charges and fees	(61)	275
Rental income	(523)	140
Other noninterest income	362	(89)
(Increase) decrease in
Salaries and benefits	(449)	(161)
Commissions	(51)	(390)
Occupancy expense	260	(40)
Professional and outside services	(69)	(380)
Writedown of assets held for sale	2,429	(2,649)
Loss on branch consolidation	(252)	-
Expenses related to foreclosed real estate	(240)	1,091
FDIC premium	624	52
Other operating expenses	(78)	267
Other	(14)	5

	$1,695	$1,683

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

	Year Ended December 31,
	2016	2015	Change
	(dollars in thousands)

Average interest-earning assets	$379,163	$371,398	$7,765
Interest income	$15,989	$15,504	$485
Yield on interest-earning assets	4.22%	4.17%	0.05%
Average interest-bearing liabilities	$304,458	$315,823	$(11,365)
Interest expense	$2,609	$2,867	$(258)
Cost of interest-bearing liabilities	0.86%	0.91%	(0.05)%
Net interest income	$13,380	$12,637	$743
Net interest margin	3.53%	3.40%	0.13%

The increase in net interest income of $743,000 in 2016 was a result of positive movements in both interest income and interest expense. Interest income increased by $485,000 with interest income on loans increasing by $706,000 offset by a decrease in interest income on investments of $261,000. The increase in interest income on loans was attributable to an increase in average loans outstanding of $27,388,000. The decline in interest income on securities was due to a decline in average investment securities of $10,619,000 as we sold securities to reduce our exposure to interest rate changes. Interest expense declined by $258,000 primarily as a result of a decline in average interest bearing liabilities of $11,365,000.

	Year Ended December 31,
	2015	2014	Change
	(dollars in thousands)

Average interest-earning assets	$371,398	$376,003	$(4,605)
Interest income	$15,504	$16,578	$(1,074)
Yield on interest-earning assets	4.17%	4.41%	(0.24)%
Average interest-bearing liabilities	$315,823	$350,133	$(34,310)
Interest expense	$2,867	$3,560	$(693)
Cost of interest-bearing liabilities	0.91%	1.02%	(0.11)%
Net interest income	$12,637	$13,018	$(381)
Net interest margin	3.40%	3.46%	(0.06)%

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

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
		Interest			Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$29,989	$1,427	4.76%	$21,291	$1,096	5.15%	$23,991	$1,321	5.51%
Real estate - residential	82,592	4,397	5.32%	87,767	4,756	5.42%	94,482	5,275	5.58%
Real estate - commercial	128,346	6,108	4.76%	113,132	5,650	4.99%	115,541	6,350	5.50%
Real estate - construction	31,440	1,533	4.88%	30,828	1,609	5.22%	30,577	1,728	5.65%
Student loans	50,742	1,529	3.01%	42,610	1,204	2.83%	8,145	204	2.50%
Consumer	1,702	99	5.82%	1,795	72	4.01%	1,692	84	4.96%
Gross loans	324,811	15,093	4.65%	297,423	14,387	4.84%	274,428	14,962	5.45%
Investment securities	27,627	355	1.28%	38,246	616	1.61%	54,566	1,182	2.17%
Loans held for sale	12,520	470	3.75%	11,487	446	3.88%	8,204	347	4.23%
Federal funds and other	14,205	71	0.50%	24,242	55	0.22%	38,805	87	0.22%
Total interest earning assets	379,163	15,989	4.22%	371,398	15,504	4.17%	376,003	16,578	4.41%
Allowance for loan losses	(3,513)			(5,678)			(6,218)
Cash and due from banks	13,860			9,765			12,376
Premises and equipment, net	13,187			14,210			13,204
Other assets	26,703			36,906			43,107
Total assets	$429,400			$426,601			$438,472

Interest bearing deposits
Interest checking	42,783	77	0.18%	43,450	79	0.18%	42,311	78	0.18%
Money market	68,817	256	0.37%	67,796	251	0.37%	66,866	251	0.38%
Savings	20,119	36	0.18%	20,282	37	0.18%	20,555	37	0.18%
Certificates	158,203	1,998	1.26%	163,956	2,114	1.29%	193,188	2,640	1.37%
Total deposits	289,922	2,367	0.82%	295,484	2,481	0.84%	322,920	3,006	0.93%
Borrowings
Long-tern debt - trust preferred securities	9,027	185	2.05%	9,922	213	2.15%	9,714	215	2.21%
FHLB advances	5,161	56	1.09%	9,027	170	1.88%	15,468	334	2.16%
Other borrowings	348	1	0.29%	1,390	3	0.22%	2,031	5	0.25%
Total interest bearing liabilities	304,458	2,609	0.86%	315,823	2,867	0.91%	350,133	3,560	1.02%
Noninterest bearing deposits	82,678			75,127			62,612
Other liabilities	7,445			7,480			6,639
Total liabilities	394,581			398,430			419,384
Equity capital	34,819			28,171			19,088
Total liabilities and capital	$429,400			$426,601			$438,472

Net interest income before provision for loan losses		$13,380			$12,637			$13,018
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.36%			3.27%			3.39%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.53%			3.40%			3.46%

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

	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans	$1,128	$(398)	$730	$450	$(926)	$(476)
Investment securities	(151)	(110)	(261)	(305)	(261)	(566)
Fed funds sold and other	(8)	24	16	(32)	(1)	(33)
Total interest income	969	(484)	485	113	(1,188)	(1,075)

Interest expense
Deposits
Interest checking	(1)	(1)	(2)	2	(1)	1
Money market accounts	4	1	5	-	-	-
Savings accounts	-	(1)	(1)	-	-	-
Certificates of deposit	(73)	(43)	(116)	(383)	(143)	(526)
Total deposits	(70)	(44)	(114)	(381)	(144)	(525)
Borrowings
Long-term debt	3	(31)	(28)	(0)	(2)	(2)
FHLB Advances	(57)	(57)	(114)	(125)	(39)	(164)
Other borrowings	(2)	-	(2)	(2)	-	(2)
Total interest expense	(126)	(132)	(258)	(508)	(185)	(693)

Net interest income	$1,095	$(352)	$743	$621	$(1,003)	$(382)

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

The provision for (recovery of) loan losses by loan category is presented in the following schedule (in thousands):

	2016		2015		2014
	Provision	Loans	Provision	Loans	Provision	Loans
	(Recovery)	Outstanding	(Recovery)	Outstanding	(Recovery)	Outstanding

Construction and land development	$19	$33,862	$286	$31,150	$(1,119)	$29,467
Commercial real estate	(730)	133,099	(866)	116,218	1,645	109,568
Consumer real estate	(146)	81,250	(1,143)	83,594	(159)	89,773
Commercial and industrial	44	39,390	(350)	20,086	(447)	22,165
Guaranteed student loans	149	47,398	13	53,989	217	33,562
Consumer	10	2,101	1	1,734	(37)	1,611
Unallocated	654	-	59	-	-	-

	$-	$337,100	$(2,000)	$306,771	$100	$286,146

For the year ended December 31, 2016, no provision for loan losses was necessary due to continued improvement in credit quality as well as declining historical loss experience used in its calculation. The recovery of loan losses recorded for the year ended December 31, 2015 was due primarily to credit quality improvements and an enhanced model for evaluating inherent losses in the Bank’s loan portfolio. Improvements in credit quality are provided in the following schedule:

	December 31,
	2016	2015	2014

Classified assets	$10,454	$15,375	$30,684
Nonaccrual loans	2,402	3,718	7,478
Foreclosed real estate	2,926	6,249	12,638

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

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. We concluded that the unallocated portion of the allowance was acceptable given the level of classified assets and was within a reasonable range around the estimate of losses. The allowance for loan losses included an unallocated portion of approximately $713,000 and $59,000 at December 31, 2016 and 2015, respectively.

Discussion of the recovery of loan losses related to specific loan types are provided following:

•	The recovery of loan losses totaling $1,119,000 for the construction and land development loan portfolio during 2014 was attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of the historical net recovery of 0.27% at December 31, 2014. Also contributing to the declines in the general component were declines of approximately $1,643,000 and $12,945,000 in the outstanding loan balance of this portfolio at December 31, 2014 and 2013, respectively.

•	The recovery of loan losses totaling $730,000 and $866,000 for the commercial real estate portfolio at December 31, 2016 and 2015, respectively, was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.96% in 2014 to 0.57% in 2015 and to 0.20% in 2016. In addition, net charge-offs on this portfolio decreased from $1,220,000 in 2014 to $90,000 in 2015 and to a net recovery of $111,000 in 2016.

•	The recovery of loan losses totaling $1,143,000 for the consumer real estate portfolio in 2015 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 1.36% in 2014 to 0.24% in 2015 and to .0022% in 2016. In addition, net charge-offs on this portfolio decreased from $562,000 in 2014 to a recovery of $215,000 in 2015.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, gains and losses on sale of mortgage loans and securities held for sale, and rental income primarily on our previous headquarters building. Over the last three years the most significant noninterest income item has been gain on loan sales generated by the mortgage company, representing 59% in 2016, 60% in 2015, and 56% in 2014 of total noninterest income. Noninterest income amounted to $10,850,000 in 2016, $10,058,000 in 2015, and $7,889,000 in 2014.

	For the Year Ended
	December 31,		Change
	2016	2015	$	%
	(dollars in thousands)

Service charges and fees	$2,459	$2,520	$(61)	(2.4)%
Gain on sale of loans	6,430	6,076	354	5.8%
Gain on sale of assets	504	-	504	100.0%
Gain on sale of investment securities	162	6	156	2600.0%
Rental income	582	1,105	(523)	(47.3)%
Other	713	351	362	103.1%
Total noninterest income	$10,850	$10,058	$792	7.9%

•	The increase in gain on sale of loans is due to increased activity by our mortgage banking segment as the mortgage market was more favorable in the latter half of 2016. The gain on sale is recognized at the date of sale to the investor and mortgage loan sales increased from $208,479,000 in 2015 to $218,627,000 in 2016.
•	The gain on sale of assets in 2016 relates to the sale of our previous headquarters building and was a onetime event.
•	The gain on investment securities resulted from management’s efforts to reduce interest rate risk in our investment portfolio by selling longer duration securities.
•	The decline in rental income is a result of the sale of our previous headquarters building in June 2016 that generated rental income from nonrelated entities.

•	The increase in other income is primarily due to a gain of $266,000 from a bank owned life insurance claim.

	For the Year Ended
	December 31,		Change
	2015	2014	$	%
	(dollars in thousands)

Service charges and fees	$2,520	$2,245	$275	12.2%
Gain on sale of loans	6,076	4,449	1,627	36.6%
Gain on sale of investment securities	6	(210)	216	(102.9)%
Rental income	1,105	965	140	14.5%
Other	351	440	(89)	(20.2)%
Total noninterest income	$10,058	$7,889	$2,169	27.5%

•	The increase in service charges and fees is due to increases from:
o	Commercial banking segment ($177,000) – more product offerings to our customers.
o	Mortgage banking segment ($98,000) – increased lending activity resulting from an improvement in the mortgage lending market.
•	The gain on sale of loans is also due to improvement in the mortgage lending market. The gain on sale is recognized at the date of sale to the investor and mortgage loan sales increased from $162,983,000 in 2014 to $208,479,000 in 2015.
•	The gain on sale of investment securities resulted from management’s efforts to reduce interest rate risk in 2014 by selling longer duration securities.
•	The increase in rental income was a result of moving the company’s headquarters and leasing the vacated space to unrelated entities.

Noninterest expense

Noninterest expense includes all expenses of the Company with the exception of interest expense on deposits and borrowings, provision for loan losses and income taxes. Some of the primary components of noninterest expense are salaries and benefits, occupancy and equipment costs and expenses related to foreclosed real estate. Over the last three years, the most significant noninterest expense item has been salaries and benefits including commissions, representing 59%, 52%, and 54% of noninterest expense in 2016, 2015 and 2014, respectively. Noninterest expense increased from $21,844,000 in 2014 to $24,049,000 in 2015, and decreased to $21,889,000 in 2016.

	For the Year Ended
	December 31,		Change
	2016	2015	$	%
	(dollars in thousands)

Salaries and benefits	$11,295	$10,846	$449	4.1%
Commissions	1,606	1,555	51	3.3%
Occupancy	1,470	1,730	(260)	(15.0)%
Equipment	762	765	(3)	(0.4)%
Write down of assets held for sale	220	2,649	(2,429)	(91.7)%
Cease use lease obligation	252	-	252
Supplies	265	278	(13)	(4.7)%
Professional and outside services	2,999	2,930	69	2.4%
Advertising and marketing	355	325	30	9.2%
Foreclosed assets, net	393	153	240	156.9%
FDIC insurance premium	292	916	(624)	(68.1)%
Other operating expense	1,980	1,902	78	4.1%
Total noninterest income	$21,889	$24,049	$(2,160)	(9.0)%

•	The increase in salaries and benefits was due to staffing changes in key management positions.
•	Occupancy declined due to the sale of our previous headquarters building in June 2016.
•	Write down of assets held for sale decreased due to write downs in 2015 associated with the headquarters building. The building was sold in June 2016 for a gain of $504,000.
•	Cease use lease obligation is due to recording a loss related to consolidating two branches.
•	Costs associated with foreclosed assets increased due to gains on sale in 2015 as we disposed of these assets. We did not have similar gains in 2016.
•	The decrease in the FDIC insurance premium was due to the improvement in the Bank’s risk rating with the FDIC based on the removal of the Consent Order in December 2015.

	For the Year Ended
	December 31,		Change
	2015	2014	$	%
	(dollars in thousands)

Salaries and benefits	$10,846	$10,685	$161	1.5%
Commissions	1,555	1,165	390	33.5%
Occupancy	1,730	1,690	40	2.4%
Equipment	765	708	57	8.1%
Write down of assets held for sale	2,649	-	2,649
Supplies	278	344	(66)	(19.2)%
Professional and outside services	2,930	2,550	380	14.9%
Advertising and marketing	325	321	4	1.2%
Foreclosed assets, net	153	1,244	(1,091)	(87.7)%
FDIC insurance premium	916	968	(52)	(5.4)%
Other operating expense	1,902	2,169	(267)	(12.3)%
Total noninterest income	$24,049	$21,844	$2,205	10.1%

•	The increase in salaries and benefits was due primarily to an increase in stock based compensation.

•	Commissions increased due to an increase in the activity of our mortgage banking segment.
•	The write down of assets held for sale in 2015 related to our evaluation of the net realizable value of our previous headquarters building. This asset was sold in 2016 resulting in a gain of $504,000.
•	The increase in professional and outside services is related to an increase in legal fees and servicing income from our student loan processors from additional student loan purchases in 2015.
•	The decline in expenses related to foreclosed real estate was aided by gains of $862,000 offset by write downs of $690,000 on the sale of these properties. Additionally, write downs and expense declined by $434,000 as many of these properties were sold in 2015.

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

Each quarter, the Company weighs both the positive and negative information with respect to realization of the net deferred tax asset and analyzes its position as to whether or not a valuation allowance is required. At December 31, 2015, management concluded that the objective negative evidence represented by the Company’s prior losses outweighed the more subjective positive evidence and, as a result, provided for a valuation allowance at December 31, 2015 of $11,997,000. Over the several quarters previous to September 30, 2016, the positive information was increasing while the negative information was decreasing. For the seven quarters prior to September 30, 2016, the Company demonstrated consistent earnings while its level of non-performing assets, which was the primary cause of the Company’s losses, steadily decreased. Additionally, the Reserve Bank, the FDIC and the BFI terminated their formal agreements with the Company and the Bank, reducing regulatory risk.

Given the consistent earnings and improving asset quality, the Company’s analysis concluded that, as of September 30, 2016, it was more likely than not that it would generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax asset. As such, the full valuation allowance of $11,997,000 was reversed to income tax expense at September 30, 2016. The Company’s net deferred tax asset was $11,435,000 as of September 30, 2016. During the fourth quarter of 2016, the consistent earnings continued with earnings before income taxes of $700,000, and our asset quality continued to improve. As a result, we continue to believe that it is more likely than not that the Company will generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax asset as of December 31, 2016.

We recognized an income tax benefit of $11,172,000 for the year ended December 31, 2016 compared to not recognizing any income tax in 2015 and 2014 due to the valuation allowance on the net deferred tax asset. The income tax benefit in 2016 was due to the reversal of the valuation allowance previously recorded against the net deferred tax asset as of September 30, 2016, offset by tax on pretax earnings for 2016 of $825,000. Net operating losses available to offset future taxable income amounted to $21,974,000 at December 31, 2016 and begin expiring in 2028; $1,257,000 of such amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $908,000 per year.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense of approximately $75,000 for the year ended December 31, 2016. Due to the Company’s adjusted capital level we were not subject to franchise tax expense for the years ended December 31, 2015 and 2014.

During 2016, the Internal Revenue Service completed an examination of the Company’s federal income tax return for the year ended December 31, 2013. No changes to the return were proposed.

Balance Sheet Analysis

Investment securities

At December 31, 2016 and 2015, all of our investment securities were classified as available for sale. Investment securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments, and thus believes that any impairment in value is interest rate related and therefore temporary. Available for sale securities included net unrealized losses of $275,000 and $665,000 at December 31, 2016 and 2015, respectively. As of December 31, 2016, management does not have the intent to sell any of the securities classified as available for sale and which have unrealized losses, and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

The Company sold approximately $22 million and $8 million of investment securities available for sale at a gain of $162,000 and $6,000 in 2016 and 2015, respectively. The sale of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to the anticipated upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity. In November and December 2016, the Company purchased approximately $18 million in investment securities available for sale to invest liquidity in higher yielding assets. The securities purchased have durations of less than five years to minimize exposure to upward movement in interest rates and, in some cases, have returning cash flows that can be reinvested should interest rates rise.

The following table presents the composition of our investment portfolio at the dates indicated (in thousands).

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
December 31, 2016
US Government Agencies
One to five years	$29,400	$29,607	$-	$(213)	$29,394	1.25%
More than ten years	2,862	2,868	-	(16)	2,852	1.08%
	32,262	32,475	-	(229)	32,246	1.24%
Mortgage-backed securities
One to five years	3,457	3,524	-	(33)	3,491	1.78%
More than ten years	8,253	8,170	1	(14)	8,157	2.16%
	11,710	11,694	1	(47)	11,648	2.05%

Total investment securities	$43,972	$44,169	$1	$(276)	$43,894	1.45%

December 31, 2015
US Government Agencies
One to five years	$11,000	$11,270	$-	$(157)	$11,113	0.91%
Five to ten years	18,500	19,697	-	(403)	19,294	2.32%
More than ten years	3,312	3,319	-	(13)	3,306	0.85%
	32,812	34,286	-	(573)	33,713	1.51%
Mortgage-backed securities
One to five years	1,794	1,841	-	(28)	1,813	1.30%
More than ten years	1,149	1,202	1	(15)	1,188	1.34%
	2,943	3,043	1	(43)	3,001	1.35%
Municipals
More than ten years	1,130	1,255	-	(50)	1,205	3.72%
	1,130	1,255	-	(50)	1,205	3.72%

Total investment securities	$36,885	$38,584	$1	$(666)	$37,919	1.57%

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

Approximately 74% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. We are much less reliant on real estate secured lending than was the case in 2012 when 90% of our loan portfolio consisted of this type of lending. Approximately 14% of the loan portfolio consists of rehabilitated student loans purchased by the Bank in 2016, 2015 and 2014 (see discussion following). Commercial and industrial loans represented $39 million, or 11%, of the portfolio at December 31, 2016. Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $2.5 million. Based on underwriting standards, these loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

The Bank purchased one portfolio of rehabilitated student loans guaranteed by the DOE totaling approximately $7 million on July 16, 2016. The Bank had previously purchased two portfolios totaling approximately $23 million in 2015 and two portfolios totaling approximately $33 million in 2014. The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs. The Bank used excess liquidity to purchase the loans.

The following tables present the composition of our loan portfolio at the dates indicated and maturities of selected loans at December 31, 2016 (in thousands).

	December 31,
	2016	2015	2014	2013	2012

Construction and land development
Residential	$6,770	$5,202	$4,315	$2,931	$2,845
Commercial	27,092	25,948	25,152	28,179	41,210
Total construction and land development	33,862	31,150	29,467	31,110	44,055
Commercial real estate
Owner occupied	66,021	69,256	58,804	73,585	92,773
Non-owner occupied	57,944	38,037	38,892	43,868	54,551
Multifamily	8,824	8,537	11,438	11,560	7,979
Farmland	310	388	434	1,463	2,581
Total commercial real estate	133,099	116,218	109,568	130,476	157,884
Consumer real estate
Home equity lines	20,691	20,333	20,082	21,246	25,521
Secured by 1-4 family residential
First deeds of trust	54,791	56,776	61,837	66,872	80,788
Second deeds of trust	5,768	6,485	7,854	8,675	9,517
Total consumer real estate	81,250	83,594	89,773	96,793	115,826
Commercial and industrial loans (except those secured by real estate)	39,390	20,086	22,165	26,254	34,384
Guaranteed student loans	47,398	53,989	33,562	-	-
Consumer and other	2,101	1,734	1,611	1,930	2,761

Total Loans	337,100	306,771	286,146	286,563	354,910
Deferred loan cost, net	660	670	722	683	788
Less: Allowance for loan losses	(3,373)	(3,562)	(5,729)	(7,239)	(10,808)

Total loans, net	$334,387	$303,879	$281,139	$280,007	$344,890

	Fixed Rate				Variable Rate
	Within	1 to 5	After		1 to 5	After		Total
	1 Year	Years	5 Years	Total	Years	5 Years	Total	Maturities
Construction and land development
Residential	$6,770	$-	$-	$-	$-	$-	$-	$6,770
Commercial	20,805	6,071	-	6,071	162	54	216	27,092
Total construction and land development	27,575	6,071	-	6,071	162	54	216	33,862
Commercial real estate
Owner occupied	10,579	19,519	25,091	44,610	10,053	779	10,832	66,021
Non-owner occupied	13,202	23,932	9,970	33,902	10,840		10,840	57,944
Multifamily	190	2,715	1,683	4,398	4,236		4,236	8,824
Farmland	29	181	-	181	100	-	100	310
Total commercial real estate	24,000	46,347	36,744	83,091	25,229	779	26,008	133,099
Consumer real estate
Home equity lines	16,692	-	3,994	3,994	5	-	5	20,691
Secured by 1-4 family residential
First deeds of trust	21,722	16,532	4,551	21,083	11,986	-	11,986	54,791
Second deeds of trust	1,277	1,330	589	1,919	2,572	-	2,572	5,768
Total consumer real estate	39,691	17,862	9,134	26,996	14,563	-	14,563	81,250
Commercial and industrial loans (except those secured by real estate)	19,659	11,736	7,460	19,196	535	-	535	39,390
Guaranteed student loans	-	-	-	-	47,398	-	47,398	47,398
Consumer and other	573	1,435	93	1,528	-	-	-	2,101
	$111,498	$83,451	$53,431	$136,882	$87,887	$833	$88,720	$337,100

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

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

The allowance for loan losses was $3,373,000, $3,562,000 and $5,729,000 at December 31, 2016, 2015 and 2014, respectively. The ratio of the allowance for loan losses to gross loans was 1.00% at December 31, 2016, 1.16% at December 31, 2015, and 2.00% December 31, 2014. However, excluding the student loan portfolio which is guaranteed by the DOE for 98% of principal and interest, the ratio was 1.16%, 1.36% and 2.26% at December 31, 2016, 2015 and 2014, respectively. The allowance for loan losses as a percentage of net loans decreased in 2016 to 1.00% primarily as a result of the improvement in historical charge-off rates for the periods evaluated that are used to estimate the expected loss inherent in different groups of loans. The allowance for loan losses as a percentage of net loans decreased in 2015 to 1.16% primarily as a result of the recovery of loan losses of $2,000,000 while portfolio loans of $252,782,000, excluding student loans, remained consistent with the prior year amount of $252,584,000. We believe the amount of the allowance for loan losses at December 31, 2016 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (dollars in thousands).

	Year Ended December 31,
	2016	2015	2014	2013	2012

Beginning balance	$3,562	$5,729	$7,239	$10,808	$16,071
(Recovery of), provision for loan losses	-	(2,000)	100	1,173	9,095
Charge-offs
Construction and land development
Residential				-	(797)
Commercial	(10)	(252)	(100)	(279)	(5,645)
Commercial real estate
Owner occupied	(66)	(127)	(631)	(454)	(961)
Non-owner occupied	(1)	-	(518)	(619)	(431)
Multifamily				-	(10)
Farmland	-	-	(96)	(896)	-
Consumer real estate
Home equity lines	(53)	(62)	(476)	(266)	(884)
Secured by 1-4 family residential
First deed of trust	(140)	(103)	(277)	(1,953)	(3,220)
Second deed of trust	(25)	(55)	(86)	(367)	(663)
Commercial and industrial (except those secured by real estate)	(15)	(162)	(172)	(760)	(1,880)
Guaranteed student loans	(221)		-	-	-
Consumer and other	(13)	(55)	(25)	(64)	(408)
	(544)	(816)	(2,381)	(5,658)	(14,899)
Recoveries
Construction and land development
Residential	1	2	2	102	45
Commercial	10	49	44	424	14
Commercial real estate
Owner occupied	-	33	-	43	200
Non-owner occupied	53	4	25	20	-
Farmland	125	-	-	-	-
Consumer real estate
Home equity lines	3	5	15	9	13
Secured by 1-4 family residential
First deed of trust	25	380	72	94	86
Second deed of trust	29	50	190	38	21
Commercial and industrial (except those secured by real estate)	100	100	401	177	155
Guranteed student loans
Consumer and other	9	26	22	9	7
	355	649	771	916	541
Net charge-offs	(189)	(167)	(1,610)	(4,742)	(14,358)

Ending balance	$3,373	$3,562	$5,729	$7,239	$10,808

Loans outstanding at end of period(1)	$337,760	$307,441	$286,868	$287,246	$355,698
Ratio of allowance for loan losses as a percent of loans outstanding at end of period	1.00%	1.16%	2.00%	2.52%	3.04%

Average loans outstanding for the period(1)	$297,423	$297,423	$274,429	$315,642	$394,680
Ratio of net charge-offs to average loans outstanding for the period	0.06%	0.06%	0.59%	1.50%	3.64%

(1) Loans are net of unearned income.

Charge-offs decreased from $816,000 in 2015 to $544,000 in 2016, which represents the lowest level of charge-offs for the last five years. This reflects an improvement in credit quality that mirrors the overall improvement in the local economy.

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

	December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012
	Total	%	Total	%	Total	%	Total	%	Total	%

Construction and land development
Residential	$41	1.22%	$30	0.8%	$34	0.6%	$135	1.9%	$495	4.6%
Commercial	300	8.89%	291	8.2%	202	3.5%	1,274	17.5%	4,612	42.6%
Commercial real estate
Owner occupied	611	18.11%	1,167	32.8%	1,837	32.1%	1,200	16.6%	1,359	12.6%
Non-owner occupied	406	12.04%	460	12.9%	607	10.6%	670	9.3%	817	7.6%
Multifamily	56	1.66%	51	1.4%	77	1.3%	19	0.3%	23	0.2%
Farmland	3	0.09%	17	0.5%	130	2.3%	337	4.7%	-	0.0%
Consumer real estate
Home equity lines	271	8.03%	448	12.6%	469	8.2%	424	5.9%	658	6.1%
Secured by 1-4 family residential
First deed of trust	447	13.25%	602	16.9%	1,345	23.5%	1,992	27.5%	1,358	12.6%
Second deed of trust	136	4.03%	111	3.1%	275	4.8%	394	5.4%	223	2.1%
Commercial and industrial (except those secured by real estate)	223	6.61%	94	2.6%	506	8.8%	724	9.9%	1,162	10.7%
Guranteed student loans	158	4.68%	230	6.5%	217	3.8%	-	0.0%	-	0.0%
Consumer and other	8	0.24%	2	0.1%	30	0.5%	70	1.0%	101	0.9%
Unallocated	713	21.15%	59	1.6%	-	0.0%	-	0.0%	-	0.0%

Total	$3,373	100.0%	$3,562	100.0%	$5,729	100.0%	$7,239	100.0%	$10,808	100.0%

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands).

	December 31,
	2016	2015	2014	2013	2012

Nonaccrual loans	$2,402	$3,718	$7,478	$18,647	$25,605
Foreclosed properties	2,926	6,249	12,638	16,742	20,204
Total nonperforming assets	$5,328	$9,967	$20,116	$35,389	$45,809

Restructured loans (not included in nonaccrual loans above)	$10,154	$14,260	$24,812	$28,236	$30,167

Loans past due 90 days and still accruing (1)	$8,174	$8,590	$719	$60	$115

Nonperforming assets to loans (2)	1.58%	3.25%	7.03%	12.35%	12.91%

Nonperforming assets to total assets	1.2%	2.4%	4.6%	8.0%	9.0%

Allowance for loan losses to nonaccrual loans	140.4%	95.8%	76.6%	38.8%	42.2%

(1) All loans 90 days past due and still accruing at December 31, 2016 and 2015 are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

The following table presents an analysis of the changes in nonperforming assets for 2016 (in thousands).

	Nonaccrual
	Loans	OREO	Total

Balance December 31, 2015	$3,718	$6,249	$9,967
Additions	1,812	277	2,089
Loans placed back on accrual	(2,198)	-	(2,198)
Transfers to OREO	(296)	296	-
Repayments	(506)	-	(506)
Charge-offs	(128)	(231)	(359)
Sales	-	(3,665)	(3,665)
	-	-	-
Balance December 31, 2016	$2,402	$2,926	$5,328

Nonperforming restructured loans are included in nonaccrual loans. Until a nonperforming restructured loan has performed in accordance with its restructured terms for a minimum of six months, it will remain on nonaccrual status.

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

Of the total nonaccrual loans of $2,402,000 at December 31, 2016 that were considered impaired, 8 loans totaling $660,000 had specific allowances for loan losses totaling $97,000. This compares to $3,718,000 in nonaccrual loans at December 31, 2015 of which 12 loans totaling $2,112,000 had specific allowances for loan losses of $370,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $119,000, $146,000 and $224,000 for 2016, 2015 and 2014, respectively. Student loans totaling $8,174,000 and $8,590,000 at December 31, 2016 and 2015, respectively, were past due 90 days or more and interest was still being accrued as principal and interest on such loans have a 98% guarantee by the DOE. The 2% not covered by the DOE guarantee is provided for in the allowance for loan losses.

Other real estate owned consists of assets acquired through or in lieu of foreclosure. $1,983,000 of the $2,926,000 other real estate owned at December 31, 2016, or 68%, relates to loans previously classified as construction loans.

Deposits

The following table gives the composition of our deposits at the dates indicated (dollars in thousands).

	December 31, 2016		December 31, 2015		December 31, 2014
	Amount	%	Amount	%	Amount	%

Demand accounts	$92,574	24.2%	$78,282	21.5%	$77,496	20.5%
Interest checking accounts	44,390	11.6%	44,256	12.1%	42,924	11.3%
Money market accounts	71,290	18.6%	64,841	17.8%	64,987	17.2%
Savings accounts	26,598	6.9%	19,403	5.3%	20,643	5.4%
Time deposits of $100,000 and over	74,279	19.4%	72,745	19.9%	75,559	19.9%
Other time deposits	74,146	19.3%	85,321	23.4%	97,251	25.7%

Total	$383,277	100.0%	$364,848	100.0%	$378,860	100.0%

Total deposits increased by 5.1% in 2016 and decreased by, 3.6% and 3.0% in 2015 and 2014, respectively. Checking and savings accounts increased by $21,621,000 or 15%, money market accounts increased by $6,449,000 or 10% and time deposits decreased by $9,641,000 or 6% in 2016. The decline in deposits in 2015 and 2014 was a result of repricing maturing time deposits at rates below market for noncore depositors. In reducing deposits, we targeted higher cost deposits to reduce our overall cost of funds. Higher cost time deposits declined as a percentage of total deposits from 45.6% at December 31, 2014 to 43.3% at December 31, 2015 and to 38.7% at December 31, 2016.

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

	Year Ended December 31,
	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand accounts	$82,678		$75,127		$62,612
Interest-bearing deposits
Interest checking accounts	42,783	0.18%	43,450	0.18%	42,311	0.18%
Money market accounts	68,817	0.37%	67,796	0.37%	66,866	0.38%
Savings accounts	20,119	0.18%	20,282	0.18%	20,555	0.18%
Time deposits of $100,000 and over	77,248	1.37%	72,989	1.41%	105,829	1.20%
Other time deposits	80,955	1.16%	90,967	1.19%	87,359	1.56%
Total interest-bearing deposits	289,922	0.82%	295,484	0.84%	322,920	0.93%

Total average deposits	$372,600		$370,611		$385,532

With short-term interest rates remaining at historic lows throughout the last few years, we were able to significantly reduce the interest rates paid on deposits, particularly on longer term certificates of deposit, as higher rate certificates of deposit matured in 2016, 2015 and 2014.

The following table is a schedule of maturities for time deposits of $100,000 or more at December 31, 2016 (in thousands).

Due within three months	$7,507
Due after three months through six months	8,684
Due after six months through twelve months	16,236
Over twelve months	41,852

$74,279

The Dodd-Frank Act permanently raises the current standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Borrowings

We utilize borrowings to supplement deposits to address funding or liability duration needs.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $2,400,000 and $6,000,000 at December 31, 2016 and 2015, respectively. The FHLB advances are secured by the pledge of loans. Available borrowings at December 31, 2016 were approximately $27,000,000 based on currently pledged collateral; however, with additional pledges, the Company could be granted up to 25% of assets in advances.

Federal funds purchased represent unsecured and secured borrowings from other banks and generally mature daily. We did not have any purchased federal funds at December 31, 2016 or 2015.

Other borrowings decreased by $427,000, from $508,000 at December 31, 2015 to $81,000 at December 31, 2016. These borrowings represent business checking sweep accounts that bear interest and are secured by pledged securities.

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

At December 31, 2016, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	Contract	Contract
	Amount	Amount
	2016	2015

Undisbursed credit lines	$55,315	$46,656
Commitments to extend or originate credit	16,467	9,132
Standby letters of credit	4,397	1,484

Total commitments to extend credit	$76,179	$57,272

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

Capital resources

Shareholders’ equity at December 31, 2016 was $43,614,000, compared to $30,359,000 at December 31, 2015 and $19,058,000 at December 31, 2014. The $13,254,000 increase in shareholders’ equity in 2016 is primarily due to net income for the year of $13,513,000, which includes the reversal of the $11,977,000 valuation allowance previously recorded against the net deferred tax asset, offset by dividends on preferred stock of $737,000.

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

The Company was previously prohibited by its Written Agreement with the Reserve Bank from paying dividends on capital stock, including the Series A preferred stock, or interest payments on the trust preferred capital notes without prior regulatory approval. The Written Agreement was terminated by the Reserve Bank as of July 28, 2016. With the termination of the Written Agreement, the Company is not required to defer the quarterly cash dividends on the Series A preferred stock. At December 31, 2016, the aggregate amount of the Company’s total accrued but deferred dividend payments on the preferred stock was $2,815,000 and reflected as a reduction of retained earnings. This amount was accrued for and included in other liabilities on the Balance Sheet in the Consolidated Financial Statements.

Subsequent to December 31, 2016, the Company received approval from state and federal regulators allowing the Bank to pay a special dividend to the Company for the sole purpose of paying all accrued and unpaid dividends on the preferred stock through February 15, 2017, as well as to redeem 688 shares of the total 5,715 shares outstanding. The accrued and unpaid dividends paid on February 15, 2017 amounted to $2,911,000. The 688 shares were redeemed on February 24, 2017 at a redemption price of $1,000 per share plus accrued dividends from February 15, 2017 to the redemption date.

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

On December 22, 2015, the Bank received notification from the FDIC and the BFI that the Consent Order under which the Bank had been operating since February 3, 2012 was terminated effective December 14, 2015. The Consent Order was terminated as a result of the steps the Company and the Bank took to, among other things, improve asset quality, increase capital, augment management and board oversight, and increase earnings. In place of the Consent Order, the Bank’s board of directors made certain written assurances to the FDIC and BFI in the MOU concerning asset quality, earnings, regulatory violations, minimum capital levels, asset growth, restrictions on paying dividends and a requirement to furnish progress reports to the FDIC and BFI. Due to further improvements by the Company and the Bank in asset quality and earnings, and the correction of a prior Regulation W violation, the MOU was terminated effective May 12, 2016, and the Written Agreement was terminated effective July 28, 2016. With the terminations of the MOU and the Written Agreement, neither the Company nor the Bank is under any formal or informal agreements with its regulators.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands).

	December 31,
	2016	2015	2014

Tier 1 capital
Total bank equity capital	$50,231	$38,665	$30,158
Net unrealized loss on available-for-sale securities	181	439	644
Defined benefit postretirement plan	60	69	77
Dissallowed deferred tax asset	(4,619)	-	-
Disallowed intangible assets	(1)	(40)	(198)
Total Tier 1 capital	45,852	39,133	30,681

Tier 2 capital
Allowance for loan losses	3,373	3,562	3,572
Total Tier 2 capital	3,373	3,562	3,572

Total risk-based capital	49,225	42,695	34,253

Risk-weighted assets	$321,166	$304,611	$283,581

Average assets	$438,069	$419,398	$427,113

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	10.47%	9.33%	7.18%
Common equity tier 1 capital ratio (CET 1)	14.28%	12.85%	N/A
Tier 1 capital to risk-weighted assets	14.28%	12.85%	10.82%
Total capital to risk-weighted assets	15.33%	14.02%	12.08%
Equity to total assets	11.29%	9.25%	7.02%

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

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Bank met the ratio requirements to be categorized as a “well capitalized” institution as of December 31, 2016, 2015 and 2014. However, due to the minimum capital ratios required by the prior Consent Order, the Bank was considered adequately capitalized in 2014. The MOU required the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 12%. Primarily as a result of the Company’s Rights Offering and Standby Offering completed on March 27, 2015, the Bank’s leverage ratio increased to 9.33% and the total capital to risk weighted assets ratio increased to 14.02% at December 31, 2015, exceeding the ratios required by the MOU. With the termination of the Consent Order and MOU, the Bank is considered well-capitalized at December 31, 2016.

When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld; more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitations as described in FDIC Rules and Regulations Sections 337.6 and 303, and FDI Act Section 29. In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

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

At December 31, 2016 and 2015, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $55,690,000 and $55,181,000, or 12.5% and 13.1% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, one security of approximately $1,050,000 is pledged against internal sweeps. Therefore, the related borrowings would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were no borrowings against the lines at December 31, 2016.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2016 was $24.7 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets. Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At December 31, 2016, we had commitments to originate $76,179,000 of loans. Fixed commitments to incur capital expenditures were approximately $275,000 at December 31, 2016. Certificates of deposit scheduled to mature or reprice in the 12-month period ending December 31, 2016 total $66,472,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

Real estate acquired in settlement of loans

Real estate acquired in settlement of loans represents properties acquired through foreclosure or physical possession.  Write-downs to fair value of foreclosed assets less estimate costs to sell at the time of transfer are charged to allowance for loan losses.  Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs. If fair value declines subsequent to foreclosure a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance was $612,000 and $1,748,000 at December 31, 2016 and 2015, respectively.   Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties.  The evaluation of these factors involves subjective estimates and judgments that may change.

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income. Management determined that as of December 31, 2015, the objective negative evidence represented by the Company’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a valuation allowance for all of the net deferred tax asset that is dependent on future earnings of the Company of approximately $11,807,000.

Given consistent earnings and improving asset quality, the Company’s analysis concluded that, as of September 30, 2016, it was more likely than not that it would generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax asset. As such, the full valuation allowance of $11,997,000 was released at September 30, 2016. The Company’s net deferred tax asset was $11,435,000 as of September 30, 2016. During the fourth quarter of 2016, the consistent earnings continued with earnings before income taxes of $700,000, and our asset quality continued to improve. As a result, we continue to believe that it is more likely than not that the Company will generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax asset as of December 31, 2016.

During 2016, the Internal Revenue Service completed an examination of the Company’s federal income tax return for the year ended December 31, 2013. No changes to the return were proposed.

New accounting standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASU requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations.

In August 2015, the FASB issued ASU 2014-09 changing the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017 from December 15, 2016. The Company’s primary source of revenue is interest income from loans and their fees. As these items are outside the scope of the guidance, this income is not expected to be impacted by implementation of ASU 2014-09. The Company is still reviewing other sources of income such as secondary market lending fees and other deposit account fees to evaluate the impact of ASU 2014-09. The Company continues to evaluate the impact that ASU 2014-09 will have on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This ASU requires lessees to recognize assets and liabilities arising from most operating leases on the statement of financial position. ASU 2016-02 will be effective for the Company for the fiscal years beginning after December 15, 2018 with early adoption permitted. The Company has determined that the provisions of ASU-2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase liabilities, however, the Company does not expect this to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09 “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted; however if the Company elects to early adopt, then all amendments must be adopted in the same period. The Company has concluded the adoption of ASU No. 2016-09 will hot have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities by eliminating the probable initial recognition threshold (incurred loss methodology) and requiring entities to reflect its current estimate of all expected credit losses. The amendments in the ASU are effective beginning after December 15, 2019 and for interim periods within that year. Early adoption is permitted beginning after December 15, 2018. Entities will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings in the first period effective. While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems.

In August 2016, The FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments (a consensus of Merging Issues Task Force).” This ASU attempts to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The purpose of this update is to reduce existing diversity in practice in eight areas addressed by the update. The amendment will be effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company has concluded the adoption of ASU No. 2016-15 will not have a material impact on its consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

Board of Directors

Village Bank and Trust Financial Corp.

Midlothian, Virginia

We have audited the accompanying consolidated balance sheets of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Village Bank and Trust Financial Corp. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Richmond, Virginia

March 31, 2017

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
December 31, 2016 and 2015
(in thousands, except share data)

	2016	2015
Assets
Cash and due from banks	$10,848	$17,076
Federal funds sold	948	186
Total cash and cash equivalents	11,796	17,262
Investment securities available for sale	43,894	37,919
Loans held for sale	14,784	14,373
Loans
Outstandings	337,100	306,771
Allowance for loan losses	(3,373)	(3,562)
Deferred fees and costs, net	660	670
Total loans, net	334,387	303,879
Other real estate owned, net of valuation allowance	2,926	6,249
Assets held for sale	841	12,631
Premises and equipment, net	12,758	13,671
Bank owned life insurance	7,093	7,130
Accrued interest receivable	2,274	2,060
Other assets	14,049	4,767

	$444,802	$419,941

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$92,574	$78,282
Interest bearing	290,703	286,566
Total deposits	383,277	364,848
Federal Home Loan Bank advances	2,400	6,000
Long-term debt - trust preferred securities	8,764	8,764
Other borrowings	81	508
Accrued interest payable	70	1,346
Other liabilities	6,596	8,116
Total liabilities	401,188	389,582

Shareholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference, 1,000,000 shares authorized; 5,715 shares issued and outstanding at December 31, 2016 and December 31, 2015	23	23
Common stock, $4 par value - 10,000,000 shares authorized;
1,428,261 shares issued and outstanding at December 31, 2016
1,417,775 shares issued and outstanding at December 31, 2015	5,629	5,562
Additional paid-in capital	58,643	58,497
Accumulated deficit	(21,172)	(33,948)
Common stock warrant	732	732
Stock in directors rabbi trust	(1,034)	(1,034)
Directors deferred fees obligation	1,034	1,034
Accumulated other comprehensive loss	(241)	(507)
Total shareholders' equity	43,614	30,359

	$444,802	$419,941

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Years Ended December 31, 2016, 2015 and 2014
(in thousands, except per share data)

	2016	2015	2014
Interest income
Loans	$15,563	$14,833	$15,309
Investment securities	355	616	1,182
Federal funds sold	71	55	87
Total interest income	15,989	15,504	16,578

Interest expense
Deposits	2,367	2,481	3,006
Borrowed funds	242	386	554
Total interest expense	2,609	2,867	3,560

Net interest income	13,380	12,637	13,018
Provision for (recovery of) loan losses	-	(2,000)	100
Net interest income after provision for (recovery of) loan losses	13,380	14,637	12,918

Noninterest income
Service charges and fees	2,459	2,520	2,245
Gain on sale of loans	6,430	6,076	4,449
Gain on sale of asset held for sale	504	-	-
Gain (loss) on sale of investment securities	162	6	(210)
Rental income	582	1,105	965
Other	713	351	440
Total noninterest income	10,850	10,058	7,889

Noninterest expense
Salaries and benefits	11,295	10,846	10,685
Commissions	1,606	1,555	1,165
Occupancy	1,470	1,730	1,690
Equipment	762	765	708
Write down of assets held for sale	220	2,649	-
Cease use lease obligation	252	-	-
Supplies	265	278	344
Professional and outside services	2,999	2,930	2,550
Advertising and marketing	355	325	321
Foreclosed assets, net	393	153	1,244
FDIC insurance premium	292	916	968
Other operating expense	1,980	1,902	2,169
Total noninterest expense	21,889	24,049	21,844
			-
Income (loss) before income tax benefit	2,341	646	(1,037)
Income tax benefit	(11,172)	-	-

Net income (loss)	13,513	646	(1,037)

Preferred stock dividends and amortization of discount	(737)	(674)	(1,436)
Preferred stock principal forgiveness	-	4,404	-
Preferred stock dividend forgiveness	-	2,215	-
Net income (loss) available to common shareholders	$12,776	$6,591	$(2,473)

Earnings (loss) per share, basic	$8.99	$5.65	$(7.39)
Earnings (loss) per share, diluted	$8.99	$5.49	$(7.39)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	2016	2015	2014

Net income (loss)	$13,513	$646	$(1,037)
Other comprehensive income
Unrealized holding gains arising during the period	552	317	4,499
Tax effect	188	108	1,529
Net change in unrealized holding gains on securities available for sale, net of tax	364	209	2,970

Reclassification adjustment
Reclassification adjustment for (gains) losses realized in net income (loss)	(162)	(6)	210
Tax effect	(55)	(2)	72
Reclassification for (gains) losses included in net income (loss), net of tax	(107)	(4)	138

Minimum pension adjustment	14	14	14
Tax effect	5	5	5
Minimum pension adjustment, net of tax	9	9	9

Total other comprehensive income	266	214	3,117

Total comprehensive income	$13,779	$860	$2,080

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2016, 2015 and 2014
(in thousands)

								Directors	Accumulated
			Additional	Retained		Discount on	Stock in	Deferred	Other
	Preferred	Common	Paid-in	Earnings		Preferred	Directors	Fees	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Stock	Rabbi Trust	Obligation	Income (loss)	Total

Balance, December 31, 2013	$59	$21,353	$38,054	$(38,066)	$732	$(50)	$(878)	$878	$(3,838)	$18,244
Amortization of preferred stock discount	-	-	-	(50)	-	50	-	-		-
Preferred stock dividend	-	-	-	(1,386)	-	-	-	-	-	(1,386)
Reverse stock split	-	(20,019)	20,019
Issuance of common stock	-	5	(16)	-	-	-	-	-	-	(11)
Stock based compensation	-	-	131	-	-	-	-	-	-	131
Minimum pension adjustment (net of income taxes of $5)	-	-	-	-	-	-	-	-	9	9
Net loss	-	-	-	(1,037)	-	-	-	-	-	(1,037)
Change in unrealized gain on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	3,108	3,108

Balance, December 31, 2014	59	1,339	58,188	(40,539)	732	-	(878)	878	(721)	19,058
Preferred stock dividend	-	-	-	(674)	-	-			-	(674)
Restricted stock issuance	-	16	(95)	-	-	-	(156)	156	-	(79)
Issuance of common stock, net of offering expense of $1,200	-	2,875	5,842	-	-	-	-	-	-	8,717
Preferred stock exchanged for common stock	(18)	1,332	(1,314)	-	-		-	-	-	-
Preferred stock principal forgiveness	(18)	-	(4,386)	4,404	-	-	-	-	-	-
Preferred stock dividend forgiveness	-	-	-	2,215	-	-	-	-	-	2,215
Stock based compensation	-	-	262	-	-	-			-	262
Minimum pension adjustment (net of income taxes of $5)	-	-	-	-	-	-			9	9
Net income	-	-	-	646	-	-			-	646
Change in unrealized gain on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	205	205

Balance, December 31, 2015	23	5,562	58,497	(33,948)	732	-	(1,034)	1,034	(507)	30,359
Preferred stock dividend	-	-	-	(737)	-	-				(737)
Restricted stock issuance		67	(67)	-	-		-	-		-
Stock based compensation	-	-	213	-	-	-	-	-	-	213
Minimum pension adjustment (net of income taxes of $5)	-	-	-	-	-	-	-	-	9	9
Net income	-	-	-	13,513	-	-	-	-	-	13,513
Change in unrealized gain on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	-	257	257

Balance, December 31, 2016	$23	$5,629	$58,643	$(21,172)	$732	$-	$(1,034)	$1,034	$(241)	$43,614

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	2016	2015	2014

Cash Flows from Operating Activities
Net income	$13,513	$646	$(1,037)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	765	843	681
Deferred income taxes	813	277	(401)
Valuation allowance (recovery) on net deferred tax asset	(11,997)	(277)	334
Provision for (recovery of) loan losses	-	(2,000)	100
Write-down of other real estate owned	624	690	1,642
Valuation allowance other real estate owned	(393)	(35)	(720)
Write-down of assets held for sale	220	2,649	-
(Gain) loss on securities sold	(162)	(6)	210
Gain on loans sold	(6,430)	(6,076)	(4,449)
Gain on sale of assets held for sale	(504)	-	-
(Gain) loss on sale and disposal of premises and equipment	2	12	(3)
Gain on sale of other real estate owned	(15)	(862)	(142)
Stock compensation expense	213	262	131
Proceeds from sale of mortgage loans	218,627	208,479	162,983
Origination of mortgage loans for sale	(212,608)	(206,862)	(160,077)
Amortization of premiums and accretion of discounts on securities, net	142	287	396
Decrease (increase) in interest receivable	(214)	(688)	114
Increase in bank owned life insurance	(185)	(183)	(182)
Income recognized from death benefit on bank owned life insurance	(226)	-	-
Decrease (increase) in other assets	2,660	(190)	(138)
Increase (decrease) in interest payable	(1,276)	179	74
Increase (decrease) in other liabilities	(2,257)	505	2,736
Net cash provided by (used in) operating activities	1,312	(2,350)	2,252

Cash Flows from Investing Activities
Purchases of available for sale securities	(27,822)	(6,748)	-
Proceeds from the sale or calls of available for sale securities	22,257	8,401	22,310
Proceeds from the sale of assets held for sale	7,338	-	-
Net increase in loans	(26,169)	(21,181)	(8,860)
Proceeds from bank owned life insurance death benefit	448	-	-
Proceeds from sale of other real estate owned	3,680	7,037	10,952
Purchases of premises and equipment	(912)	(1,080)	(2,587)
Proceeds from sale of premises and equipment	-	-	17
Net cash provided by (used in) investing activities	(21,180)	(13,571)	21,832

Cash Flows from Financing Activities
Issuance of common stock	-	(79)	(11)
Net proceeds from sale of common stock, net of expenses of $990	-	8,965	-
Net increase (decrease) in deposits	18,429	(14,012)	(11,768)
Net decrease in Federal Home Loan Bank Advances	(3,600)	(8,000)	(4,000)
Net increase (decrease) in other borrowings	(427)	(2,794)	589
Net cash provided by (used in) financing activities	14,402	(15,920)	(15,190)

Net increase (decrease) in cash and cash equivalents	(5,466)	(31,841)	8,894
Cash and cash equivalents, beginning of period	17,262	49,103	40,209

Cash and cash equivalents, end of period	$11,796	$17,262	$49,103

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$3,233	$2,688	$3,486
Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$268	$461	$7,628
Assets moved to held for sale	$-	$831	$-
Accrual of additions on held for sale	$-	$547	$-
Bank financed sale of asset held for sale	$4,912	$-	$-
Dividends on preferred stock accrued	$737	$674	$1,386
Non-Cash conversion of preferred shares	$-	$4,619	$-
Forgiveness of principal and accrued dividends	$-	$6,619	$-

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

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

Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. Gains on the sale of loans totaling approximately $6,430,000, $6,076,000 and $4,449,000 were realized during the years ended December 31, 2016, 2015 and 2014, respectively.

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

At December 31, 2016, Village Mortgage had rate lock commitments to originate mortgage loans aggregating approximately $16,467,000 and loans held for sale of approximately $14,784,000. Village Mortgage has entered into corresponding commitments with third party investors to sell loans of approximately $31,251,000. Under the best efforts contractual relationship with these investors, Village Mortgage is obligated to sell the loans, and the investor is obligated to purchase the loans, only if the loans close. No other obligation exists. As a result of these best efforts contractual relationships with these investors Village Mortgage is not exposed to losses, nor will it realize gains, related to its rate lock commitments due to changes in interest rates.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. Our transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2016, 2015 and 2014, and the sale of residential mortgage loans in the secondary market; the extent of which are disclosed in the Consolidated Statements of Cash Flows.

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

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contractual amount of standby letters of credit, whose contract amount represent credit risk was approximately $4,397,000 at December 31, 2016 and approximately $1,484,000 at December 31, 2015.

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

Real estate acquired in settlement of loans

Real estate acquired through or in lieu of foreclosure is initially recorded at estimated fair value less estimated selling costs. Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. If fair value declines subsequent to foreclosure a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance was $612,000 and $1,748,000 at December 31, 2016 and 2015, respectively. Costs relating to the development and improvement of such property are capitalized when appropriate, whereas those costs relating to holding the property are expensed.

Assets held for sale

Assets held for sale at December 31, 2016 included a branch building we previously closed. Assets held for sale at December 31, 2015 are the Company’s previous headquarters building at the Watkins Centre and a branch building we previously closed. They were transferred from premises and equipment to assets held for sale at cost less accumulated depreciation at the date of transfer, December 31, 2013 and June 29, 2015 respectively, which were lower than their respective fair values, adjusted for net selling costs, at that date. The Company periodically evaluates the value of assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.

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

Income taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The primary temporary differences are the allowance for loan losses and depreciation and amortization. The effect on recorded deferred income taxes of a change in tax laws or rates is recognized in income in the period that includes the enactment date. To the extent that available evidence about the future raises doubt about the realization of a deferred income tax asset, a valuation allowance is established. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Interest and penalties associated with unrecognized tax benefits are classified as taxes other than income in the statement of income. The Company has no uncertain tax positions.

Consolidated statements of cash flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks (including cash items in process of collection), interest-bearing deposits with banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash flows from loans originated by the Bank for investment and deposits are reported net. The Company did not pay income taxes in 2016, 2015 and 2014.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income consists of net income (loss) and other comprehensive income. The Company’s other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on investment securities available for sale and amortization of the unfunded pension liability. At December 31, 2016 and 2015 the accumulated other comprehensive income was comprised of unrealized losses on securities available for sale of $181,000 and $439,000 and unfunded pension liability of $60,000 and $68,000 net of tax, respectively.

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

Insurance of Accounts, Assessments and Regulation by the FDIC. Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the limits set forth under applicable law, currently $250,000. We are subject to the deposit insurance assessments of the DIF. The amount of the assessment is a function of the institution’s risk category, of which there are four, and its assessment base. An institution’s risk category is determined according to its supervisory ratings and capital levels and is used to determine the institution’s assessment rate. The assessment base is an institution’s average consolidated total assets less its average tangible equity.

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

Segments

In previous reports, the Company concluded that it had one operating and reportable segment, “Community Banking”. This conclusion was based on the fact that the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities supports the others. The Company has re-assessed its segment reporting and decided to report two segments: traditional commercial banking and mortgage banking, as management has changed the information it reviews to make decisions. Revenues from commercial banking operations consist primarily of interest earned on loans and securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and loan origination fee income

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2016

Revenues
Interest income	$15,636	$470	$(117)	$15,989
Gain on sale of loans	-	6,430	-	6,430
Other revenues	3,868	742	(190)	4,420
Total revenues	19,504	7,642	(307)	26,839

Expenses
Interest expense	2,609	117	(117)	2,609
Salaries and benefits	7,702	3,593	-	11,295
Commissions	-	1,606	-	1,606
Other expenses	8,088	1,090	(190)	8,988
Total operating expenses	18,399	6,406	(307)	24,498

Income before income taxes	$1,105	$1,236	$-	$2,341

Total assets	$448,373	$10,026	$(13,597)	$444,802

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2015

Revenues
Interest income	$15,165	$446	$(107)	$15,504
Gain on sale of loans	-	6,076	-	6,076
Other revenues	3,473	749	(240)	3,982
Total revenues	18,638	7,271	(347)	25,562

Expenses
Interest expense	2,877	107	(117)	2,867
Salaries and benefits	7,346	3,500	-	10,846
Commissions	-	1,555	-	1,555
Other expenses	8,787	1,091	(230)	9,648
Total operating expenses	19,010	6,253	(347)	24,916

Income (loss) before income taxes	$(372)	$1,018	$-	$646

Total assets	$426,038	$8,806	$(14,903)	$419,941

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2014

Revenues
Interest income	$16,287	$347	$(56)	$16,578
Gain on sale of loans	-	4,449	-	4,449
Other revenues	3,078	706	(344)	3,440
Total revenues	19,365	5,502	(400)	24,467

Expenses
Interest expense	3,561	55	(56)	3,560
Salaries and benefits	7,454	3,231	-	10,685
Commissions	-	1,165	-	1,165
Other expenses	9,237	1,201	(344)	10,094
Total operating expenses	20,252	5,652	(400)	25,504

Income (loss) before income taxes	$(887)	$(150)	$-	$(1,037)

Total assets	$435,046	$8,081	$(9,123)	$434,004

New accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASU requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations.

In August 2015, the FASB issued ASU 2014-09 changing the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017 from December 15, 2016. The Company’s primary source of revenue is interest income from loans and their fees. As these items are outside the scope of the guidance, this income is not expected to be impacted by implementation of ASU 2014-09. The Company is still reviewing other sources of income such as secondary market lending fees and other deposit account fees to evaluate the impact of ASU 2014-09. The Company continues to evaluate the impact that ASU 2014-09 will have on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This ASU requires lessees to recognize assets and liabilities arising from most operating leases on the statement of financial position. ASU 2016-02 will be effective for the Company for the fiscal years beginning after December 15, 2018 with early adoption permitted. The Company has determined that the provisions of ASU-2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase liabilities, however, the Company does not expect this to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09 “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted; however if the Company elects to early adopt, then all amendments must be adopted in the same period. The Company has concluded the adoption of ASU No. 2016-09 will hot have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities by eliminating the probable initial recognition threshold (incurred loss methodology) and requiring entities to reflect its current estimate of all expected credit losses. The amendments in the ASU are effective beginning after December 15, 2019 and for interim periods within that year. Early adoption is permitted beginning after December 15, 2018. Entities will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings in the first period effective. While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems.

In August 2016, The FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments (a consensus of Merging Issues Task Force).” This ASU attempts to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The purpose of this update is to reduce existing diversity in practice in eight areas addressed by the update. The amendment will be effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company has concluded the adoption of ASU No. 2016-15 will not have a material impact on its consolidated financial statements.

Note 2.	Investment securities available for sale

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2016 and 2015 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2016
U.S. Government agencies	$32,475	$-	$(229)	$32,246
Mortgage-backed securities	11,694	1	(47)	11,648

	$44,169	$1	$(276)	$43,894

December 31, 2015
U.S. Government agencies	$34,286	$-	$(573)	$33,713
Mortgage-backed securities	3,043	1	(43)	3,001
Municipals	1,255	-	(50)	1,205

	$38,584	$1	$(666)	$37,919

Investment securities with book values of approximately $1,050,000 and $5,968,000 at December 31, 2016 and 2015, respectively, were pledged to secure deposit repurchase agreements.

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the years ending December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014

Gross realized gains	$162	$13	$218
Gross realized losses	-	(7)	(428)

	$162	$6	$(210)

The Company sold approximately $22 million, $8 million and $22 million of investment securities available for sale at a gain of $162,000 and $6,000 in 2016 and 2015, respectively and a loss of $210,000 in 2014. The sale of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to the anticipated upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity. In 2014, approximately $15 million of the proceeds from the sale of these securities were used to purchase rehabilitated student loans that have variable interest rates that will increase as interest rates in general increase.

Investment securities available for sale that have an unrealized loss position at December 31, 2016 and December 31, 2015 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016
US Government Agencies	$27,291	$(213)	$2,852	$(16)	$30,143	$(229)
Mortgage-backed securities	9,450	(47)	-	-	9,450	(47)

	$36,741	$(260)	$2,852	$(16)	$39,593	$(276)

December 31, 2015
US Government Agencies	$18,598	$(329)	$15,115	$(244)	$33,713	$(573)
Municipals	707	(14)	497	(36)	1,204	(50)
Mortgage-backed securities	2,899	(43)	-	-	2,899	(43)

	$22,204	$(386)	$15,612	$(280)	$37,816	$(666)

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2016.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2016, by contractual maturity, are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value

One to five years	$33,131	$32,885
More than ten years	11,038	11,009

Total	$44,169	$43,894

Note 3.	Loans

Loans classified by type as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Construction and land development
Residential	$6,770	$5,202
Commercial	27,092	25,948
	33,862	31,150
Commercial real estate
Owner occupied	66,021	69,256
Non-owner occupied	57,944	38,037
Multifamily	8,824	8,537
Farmland	310	388
	133,099	116,218
Consumer real estate
Home equity lines	20,691	20,333
Secured by 1-4 family residential,
First deed of trust	54,791	56,776
Second deed of trust	5,768	6,485
	81,250	83,594
Commercial and industrial loans (except those secured by real estate)	39,390	20,086
Guaranteed student loans	47,398	53,989
Consumer and other	2,101	1,734

Total loans	337,100	306,771
Deferred loan cost, net	660	670
Less: allowance for loan losses	(3,373)	(3,562)

	$334,387	$303,879

The Bank purchased portfolios of rehabilitated student loans guaranteed by the Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the Federal Home Loan Bank of Atlanta (“FHLB”) as part of their lending arrangements with the Company totaled $27,073,000 and $7,891,000 as of December 31, 2016 and 2015, respectively.

The following is a summary of loans directly or indirectly with executive officers or directors of the Company for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015

Beginning balance	$8,073	$8,258
Additions	2,703	5,504
Reductions	(3,065)	(5,689)

Ending balance	$7,711	$8,073

Executive officers and directors also had unused credit lines totaling $3,219,000 and $1,375,000 at December 31, 2016 and 2015, respectively. All loans and credit lines to executive officers and directors were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

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

Year-end nonaccrual loans segregated by type as of December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Construction and land development
Commercial	$102	$52
	102	52
Commercial real estate
Owner occupied	225	1,078
	225	1,078
Consumer real estate
Home equity lines	163	154
Secured by 1-4 family residential,
First deed of trust	1,404	1,498
Second deed of trust	72	421
	1,639	2,073
Commercial and industrial loans (except those secured by real estate)	430	508
Consumer and other	6	7

Total loans	$2,402	$3,718

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
December 31, 2016
Construction and land development
Residential	$6,770	$-	$-	$-	$6,770
Commercial	25,342	1,648	102	-	27,092
	32,112	1,648	102	-	33,862
Commercial real estate
Owner occupied	58,788	3,565	3,668	-	66,021
Non-owner occupied	57,944	-	-	-	57,944
Multifamily	8,634	190	-	-	8,824
Farmland	310	-	-	-	310
	125,676	3,755	3,668	-	133,099
Consumer real estate
Home equity lines	19,501	487	703	-	20,691
Secured by 1-4 family residential
First deed of trust	49,648	2,847	2,296	-	54,791
Second deed of trust	5,399	125	244	-	5,768
	74,548	3,459	3,243	-	81,250
Commercial and industrial loans (except those secured by real estate)	39,390			-	39,390
Guaranteed student loans	46,009	739	650	-	47,398
Consumer and other	2,043	52	6	-	2,101

Total loans	$319,778	$9,653	$7,669	$-	$337,100

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
December 31, 2015
Construction and land development
Residential	$5,202	$-	$-	$-	$5,202
Commercial	24,053	572	1,323		25,948
	29,255	572	1,323	-	31,150
Commercial real estate
Owner occupied	64,261	2,850	2,145	-	69,256
Non-owner occupied	35,887	2,055	95	-	38,037
Multifamily	8,337	200	-	-	8,537
Farmland	388	-	-	-	388
	108,873	5,105	2,240	-	116,218
Consumer real estate
Home equity lines	18,539	435	1,359	-	20,333
Secured by 1-4 family residential
First deed of trust	51,200	2,710	2,866	-	56,776
Second deed of trust	5,751	128	606	-	6,485
	75,490	3,273	4,831	-	83,594
Commercial and industrial loans (except those secured by real estate)	18,873	373	840		20,086
Guaranteed student loans	53,989	-	-	-	53,989
Consumer and other	1,649	62	23	-	1,734

Total loans	$288,129	$9,385	$9,257	$-	$306,771

The following tables present the aging of the recorded investment in past due loans as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2016
Construction and land development
Residential	$-	$-	$-	$-	$6,770	$6,770	$-
Commercial	-	-	-	-	27,092	27,092	-
	-	-	-	-	33,862	33,862	-
Commercial real estate
Owner occupied	-	-	-	-	66,021	66,021	-
Non-owner occupied	-	-	-	-	57,944	57,944	-
Multifamily	190	-	-	190	8,634	8,824	-
Farmland	-	-	-	-	310	310	-
	190	-	-	190	132,909	133,099	-
Consumer real estate
Home equity lines	-	-	-	-	20,691	20,691	-
Secured by 1-4 family residential
First deed of trust	414	63	-	477	54,314	54,791	-
Second deed of trust	128	-	-	128	5,640	5,768	-
	542	63	-	605	80,645	81,250	-
Commercial and industrial loans (except those secured by real estate)	15	62	-	77	39,313	39,390	-
Guaranteed student loans	2,743	1,923	8,174	12,840	34,558	47,398	8,174
Consumer and other	11	-	-	11	2,090	2,101	-

Total loans	$3,501	$2,048	$8,174	$13,723	$323,377	$337,100	$8,174

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2015
Construction and land development
Residential	$-	$-	$-	$-	$5,202	$5,202	$-
Commercial	-	-	-	-	25,948	25,948	-
	-	-	-	-	31,150	31,150	-
Commercial real estate
Owner occupied	327	-	-	327	68,929	69,256	-
Non-owner occupied	-	110	-	110	37,927	38,037	-
Multifamily	-	-	-	-	8,537	8,537	-
Farmland	-	-	-	-	388	388	-
	327	110	-	437	115,781	116,218	-
Consumer real estate
Home equity lines	-	-	-	-	20,333	20,333	-
Secured by 1-4 family residential
First deed of trust	163	292	-	455	56,321	56,776	-
Second deed of trust	94	-	-	94	6,391	6,485	-
	257	292	-	549	83,045	83,594	-
Commercial and industrial loans (except those secured by real estate)	-	-	-	-	20,086	20,086	-
Guaranteed student loans	7,816	1,252	8,590	17,658	36,331	53,989	8,590
Consumer and other	10	-	-	10	1,724	1,734	-

Total loans	$8,410	$1,654	$8,590	$18,654	$288,117	$306,771	$8,590

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

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$102	$169	$-
Commercial real estate
Owner occupied	1,487	1,487
Non-owner occupied	2,236	2,236	-
	3,723	3,723	-
Consumer real estate
Home equity lines	703	703	-
Secured by 1-4 family residential
First deed of trust	3,514	3,518	-
Second deed of trust	619	865	-
	4,836	5,086	-
Commercial and industrial loans (except those secured by real estate)	538	768	-
	9,199	9,746	-

With an allowance recorded
Construction and land development
Commercial	479	479	9
Commercial real estate
Owner occupied	4,117	4,132	86
Non-Owner occupied	-	-	-
	4,117	4,132	86
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,550	1,550	144
Second deed of trust	90	90	90
	1,640	1,640	234
Commercial and industrial loans (except those secured by real estate)	6	122	6
	6,242	6,373	335

Total
Construction and land development
Commercial	581	648	9
	581	648	9
Commercial real estate
Owner occupied	5,604	5,619	86
Non-owner occupied	2,236	2,236	-
	7,840	7,855	86
Consumer real estate
Home equity lines	703	703	-
Secured by 1-4 family residential,
First deed of trust	5,064	5,068	144
Second deed of trust	709	955	90
	6,476	6,726	234
Commercial and industrial loans (except those secured by real estate)	544	890	6
	$15,441	$16,119	$335

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$123	$190	$-
Commercial real estate
Owner occupied	1,066	1,066
Non-owner occupied	2,418	2,418	-
	3,484	3,484	-
Consumer real estate
Home equity lines	1,238	1,247	-
Secured by 1-4 family residential
First deed of trust	3,984	3,988	-
Second deed of trust	962	1,232	-
	6,184	6,467	-
Commercial and industrial loans (except those secured by real estate)	690	920	-
	10,481	11,061	-

With an allowance recorded
Construction and land development
Commercial	1,699	1,699	2
Commercial real estate
Owner occupied	5,719	5,734	383
Non-Owner occupied	449	449	26
	6,168	6,183	409
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,775	1,775	324
Second deed of trust	250	250	98
	2,025	2,025	422
Commercial and industrial loans (except those secured by real estate)	136	238	18
	10,028	10,145	851

Total
Construction and land development
Commercial	1,822	1,889	2
	1,822	1,889	2
Commercial real estate
Owner occupied	6,785	6,800	383
Non-owner occupied	2,867	2,867	26
	9,652	9,667	409
Consumer real estate
Home equity lines	1,238	1,247	-
Secured by 1-4 family residential,
First deed of trust	5,759	5,763	324
Second deed of trust	1,212	1,482	98
	8,209	8,492	422
Commercial and industrial loans (except those secured by real estate)	826	1,158	18
	$20,509	$21,206	$851

The following is a summary of average recorded investment in impaired loans with and without valuation allowance and interest income recognized on those loans for periods indicated (in thousands):

	December 31,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$-	$-	$61	$-
Commercial	87	40	1,769	95
	87	40	1,830	95
Commercial real estate
Owner occupied	1,040	29	1,349	69
Non-owner occupied	2,501	106	4,435	121
Multifamily	-	-	-	-
Farmland	-	-	-	-
	3,541	135	5,784	190
Consumer real estate
Home equity lines	1,030	10	890	51
Secured by 1-4 family residential
First deed of trust	4,019	145	5,374	233
Second deed of trust	753	43	1,121	47
	5,802	198	7,385	331
Commercial and industrial loans (except those secured by real estate)	421	31	344	44
Consumer and other	-	-	9	1
	9,851	404	15,352	661

With an allowance recorded
Construction and land development
Commercial	1,118	25	844	23
Commercial real estate
Owner occupied	4,511	162	6,088	226
Non-Owner occupied	46	12	369	24
	4,557	174	6,457	250
Consumer real estate
Home equity lines	-	-	22	-
Secured by 1-4 family residential
First deed of trust	1,624	9	1,434	26
Second deed of trust	131	4	277	15
	1,755	13	1,733	41
Commercial and industrial loans (except those secured by real estate)	66	-	317	5
	7,496	212	9,351	319

Total
Construction and land development
Residential	-	-	61	-
Commercial	1,206	65	2,613	118
	1,206	65	2,674	118
Commercial real estate
Owner occupied	5,551	191	7,437	295
Non-owner occupied	2,547	118	4,804	145
Multifamily	-	-	-	-
Farmland	-	-	-	-
	8,098	309	12,241	440
Consumer real estate
Home equity lines	1,030	10	912	51
Secured by 1-4 family residential,
First deed of trust	5,643	154	6,808	259
Second deed of trust	884	47	1,398	62
	7,557	211	9,118	372
Commercial and industrial loans (except those secured by real estate)	487	31	661	49
Consumer and other	-	-	9	1
	$17,348	$616	$24,703	$980

As of December 31, 2016, 2015 and 2014, the Company had impaired loans of $2,402,000, $3,718,000 and $7,478,000, respectively, which were on nonaccrual status. These loans had valuation allowances of $97,000, $370,000 and $1,087,000 as of December 31, 2016, 2015 and 2014, respectively. Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $119,000, $146,000 and $224,000 for 2016, 2015 and 2014, respectively.

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

An accruing loan that is modified in a TDR can remain in accrual status if, based on a current well-documented credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical repayment performance for a reasonable period before modification. The following is a summary of performing and nonaccrual TDRs and the related specific valuation allowance by portfolio segment as of December 31, 2016 (dollars in thousands).

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2016
Construction and land development
Commercial	$479	$479	$-	$9
	479	479	-	9
Commercial real estate
Owner occupied	4,342	4,117	225	86
Non-owner occupied	2,236	2,236	-	-
Multifamily	-	-	-	-
	6,578	6,353	225	86
Consumer real estate
Home equity lines	-	-	-	-
Secured by 1-4 family residential
First deeds of trust	3,853	3,012	841	139
Second deeds of trust	547	547	-	-
	4,400	3,559	841	139
Commercial and industrial loans (except those secured by real estate)	397	-	397	-
Consumer and other	-	-	-	-
	$11,854	$10,391	$1,463	$234

Number of loans	55	36	16	3

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2015
Construction and land development
Residential	$-	$-	$-	$-
Commercial	1,699	1,699	-	2
	1,699	1,699	-	2
Commercial real estate
Owner occupied	5,730	5,458	272	184
Non-owner occupied	2,866	2,866	-	26
Multifamily	-	-	-	-
	8,596	8,324	272	210
Consumer real estate
Home equity lines	87	-	87	-
Secured by 1-4 family residential
First deeds of trust	4,283	3,544	739	236
Second deeds of trust	693	693	-	1
	5,063	4,237	826	237
Commercial and industrial loans (except those secured by real estate)	127	-	127	18
Consumer and other	-	-	-	-
	$15,485	$14,260	$1,225	$467

Number of loans	66	51	15	13

The following table provides information about TDRs identified during the indicated periods (dollars in thousands).

	December 31, 2016			December 31, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Consumer real estate
Home equity lines	-	$-	$-	1	$87	$87
Secured by 1-4 family residential
First deed of trust	1	234	234	-	-	-
	1	234	234	1	87	87
Commercial and industrial loans (except those secured by real estate)	3	352	352
	4	$586	$586	1	$87	$87

The following table provides information about defaults on TDRs for the indicated periods (dollars in thousands).

	December 31, 2016		December 31, 2015
	Number of	Recorded	Number of	Recorded
	Loans	Balance	Loans	Balance

Commercial real estate
Owner occupied	1	$225	1	$156
	1	225	1	156
Consumer real estate
Secured by 1-4 family residential
First deed of trust	13	1,134	11	889
Second deed of trust	2	83	2	94
	15	1,217	13	983

Commercial and industrial (except those secured by real estate)	-	-	1	127
	16	$1,442	15	$1,266

Note 4.	Allowance for loan losses

Activity in the allowance for loan losses was as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2016
Construction and land development
Residential	$30	$10	$-	$1	$41
Commercial	291	9	(10)	10	300
	321	19	(10)	11	341
Commercial real estate
Owner occupied	1,167	(490)	(66)	-	611
Non-owner occupied	460	(106)	(1)	53	406
Multifamily	51	5	-	-	56
Farmland	17	(139)	-	125	3
	1,695	(730)	(67)	178	1,076
Consumer real estate
Home equity lines	448	(127)	(53)	3	271
Secured by 1-4 family residential
First deed of trust	602	(40)	(140)	25	447
Second deed of trust	111	21	(25)	29	136
	1,161	(146)	(218)	57	854
Commercial and industrial loans (except those secured by real estate)	94	44	(15)	100	223
Student loans	230	149	(221)	-	158
Consumer and other	2	10	(13)	9	8
Unallocated	59	654	-	-	713

	$3,562	$-	$(544)	$355	$3,373

Year Ended December 31, 2015
Construction and land development
Residential	$34	$(6)	$-	$2	$30
Commercial	202	292	(252)	49	291
	236	286	(252)	51	321
Commercial real estate
Owner occupied	1,837	(576)	(127)	33	1,167
Non-owner occupied	607	(151)	-	4	460
Multifamily	77	(26)	-	-	51
Farmland	130	(113)	-	-	17
	2,651	(866)	(127)	37	1,695
Consumer real estate
Home equity lines	469	36	(62)	5	448
Secured by 1-4 family residential
First deed of trust	1,345	(1,020)	(103)	380	602
Second deed of trust	275	(159)	(55)	50	111
	2,089	(1,143)	(220)	435	1,161

Commercial and industrial loans (except those secured by real estate)	506	(350)	(162)	100	94
Student loans	217	13	-	-	230
Consumer and other	30	1	(55)	26	2
Unallocated	-	59	-	-	59

	$5,729	$(2,000)	$(816)	$649	$3,562

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2014
Construction and land development
Residential	$135	$(103)	$-	$2	$34
Commercial	1,274	(1,016)	(100)	44	202
	1,409	(1,119)	(100)	46	236
Commercial real estate
Owner occupied	1,200	1,268	(631)	-	1,837
Non-owner occupied	670	430	(518)	25	607
Multifamily	19	58	-	-	77
Farmland	337	(111)	(96)	-	130
	2,226	1,645	(1,245)	25	2,651
Consumer real estate
Home equity lines	424	506	(476)	15	469
Secured by 1-4 family residential
First deed of trust	1,992	(442)	(277)	72	1,345
Second deed of trust	394	(223)	(86)	190	275
	2,810	(159)	(839)	277	2,089
Commercial and industrial loans (except those secured by real estate)	724	(447)	(172)	401	506
Student loans	-	217	-	-	217
Consumer and other	70	(37)	(25)	22	30

	$7,239	$100	$(2,381)	$771	$5,729

Overall the recovery of loan losses recorded for the year ended December 31, 2015 was due primarily to credit quality improvements and an enhanced model for evaluating inherent losses in the Bank’s loan portfolio. Improvements in credit quality are provided in the following schedule:

	December 31,
	2016	2015	2014

Classified assets	$10,454	$15,375	$30,684
Nonaccrual loans	2,402	3,718	7,478
Foreclosed real estate	2,926	6,249	12,638

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

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. We concluded that the unallocated portion of the allowance was acceptable given the level of classified assets and was within a reasonable range around the estimate of losses. The allowance for loan losses included an unallocated portion of approximately $713,000 and $59,000 at December 31, 2016 and 2015, respectively.

Discussion of the recovery of loan losses related to specific loan types are provided following:

•	The recovery of loan losses totaling $1,119,000 for the construction and land development loan portfolio during 2014 was attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of the historical net recovery of 0.27% at December 31, 2014. Also contributing to the declines in the general component were declines of approximately $1,643,000 and $12,945,000 in the outstanding loan balance of this portfolio at December 31, 2014 and 2013, respectively.

•	The recovery of loan losses totaling $730,000 and $866,000 for the commercial real estate portfolio at December 31, 2016 and 2015, respectively, was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.96% in 2014 to 0.57% in 2015 and to 0.20% in 2016. In addition, net charge-offs on this portfolio decreased from $1,220,000 in 2014 to $90,000 in 2015 and to a net recovery of $111,000 in 2016.

•	The recovery of loan losses totaling $1,143,000 for the consumer real estate portfolio in 2015 was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 1.36% in 2014 to 0.24% in 2015 and to .0022% in 2016. In addition, net charge-offs on this portfolio decreased from $562,000 in 2014 to a recovery of $215,000 in 2015.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Year Ended December 31, 2016
Construction and land development
Residential	$41	$-	$41	$6,770	$-	$6,770
Commercial	300	9	291	27,092	581	26,511
	341	9	332	33,862	581	33,281
Commercial real estate
Owner occupied	611	86	525	66,021	5,604	60,417
Non-owner occupied	406	-	406	57,944	2,236	55,708
Multifamily	56	-	56	8,824	-	8,824
Farmland	3	-	3	310	-	310
	1,076	86	990	133,099	7,840	125,259
Consumer real estate
Home equity lines	271	-	271	20,691	703	19,988
Secured by 1-4 family residential
First deed of trust	447	144	303	54,791	5,064	49,727
Second deed of trust	136	90	46	5,768	709	5,059
	854	234	620	81,250	6,476	74,774
Commercial and industrial loans (except those secured by real estate)	223	6	217	39,390	544	38,846
Student loans	158	-	158	47,398	-	47,398
Consumer and other	721	-	721	2,101	-	2,101

	$3,373	$335	$3,038	$337,100	$15,441	$321,659

Year Ended December 31, 2015
Construction and land development
Residential	$30	$-	$30	$5,202	$-	$5,202
Commercial	291	2	289	25,948	1,822	24,126
	321	2	319	31,150	1,822	29,328
Commercial real estate
Owner occupied	1,167	383	784	69,256	6,785	62,471
Non-owner occupied	460	26	434	38,037	2,867	35,170
Multifamily	51	-	51	8,537	-	8,537
Farmland	17	-	17	388	-	388
	1,695	409	1,286	116,218	9,652	106,566
Consumer real estate
Home equity lines	448	-	448	20,333	1,238	19,095
Secured by 1-4 family residential
First deed of trust	602	324	278	56,776	5,759	51,017
Second deed of trust	111	98	13	6,485	1,212	5,273
	1,161	422	739	83,594	8,209	75,385
Commercial and industrial loans (except those secured by real estate)	94	18	76	20,086	826	19,260
Student loans	230	-	230	53,989	-	53,989
Consumer and other	61	-	61	1,734	-	1,734

	$3,562	$851	$2,711	$306,771	$20,509	$286,262

Year Ended December 31, 2014
Construction and land development
Residential	$34	$-	$34	$4,315	$164	$4,151
Commercial	202	26	176	25,152	3,968	21,184
	236	26	210	29,467	4,132	25,335
Commercial real estate
Owner occupied	1,837	905	932	58,804	8,311	50,493
Non-owner occupied	607	-	607	38,892	6,593	32,299
Multifamily	77	-	77	11,438	2,322	9,116
Farmland	130	-	130	434	21	413
	2,651	905	1,746	109,568	17,247	92,321
Consumer real estate
Home equity lines	469	-	469	20,082	800	19,282
Secured by 1-4 family residential
First deed of trust	1,345	200	1,145	61,837	7,900	53,937
Second deed of trust	275	142	133	7,854	1,360	6,494
	2,089	342	1,747	89,773	10,060	79,713
Commercial and industrial loans (except those secured by real estate)	506	239	267	22,165	818	21,347
Student loans	217	-	217	33,562	-	33,562
Consumer and other	30	-	30	1,611	23	1,588

	$5,729	$1,512	$4,217	$286,146	$32,280	$253,866

Note 5.	Premises and equipment

The following is a summary of premises and equipment as of December 31, 2016 and 2015 (in thousands):

	2016	2015

Land	$4,352	$4,858
Buildings and improvements	9,087	9,216
Furniture, fixtures and equipment	7,613	7,437
Total premises and equipment	21,052	21,511
Less: Accumulated depreciation and amortization	(8,294)	(7,840)

Premises and equipment, net	$12,758	$13,671

Depreciation and amortization of premises and equipment for 2016, 2015 and 2014 amounted to $765,000, $843,000 and $681,000, respectively.

Note 6.	Investment in bank owned life insurance

The Bank is owner and designated beneficiary on life insurance policies in the aggregate face amount of $13,728,000 covering certain of its directors and executive officers. The earnings from these policies are used to offset expenses related to retirement plans. The cash surrender value of these policies at December 31, 2016 and 2015 was approximately $7,093,000 and $7,130,000, respectively.

Note 7.	Deposits

Deposits as of December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015

Demand accounts	$92,574	$78,282
Interest checking accounts	44,390	44,256
Money market accounts	71,290	64,841
Savings accounts	26,598	19,403
Time deposits of $250,000 and over	13,372	9,717
Other time deposits	135,053	148,349

Total	$383,277	$364,848

The following are the scheduled maturities of time deposits as of December 31, 2016 (in thousands):

		Greater than
	Less Than	or Equal to
Year Ending December 31,	$250,000	$250,000	Total

2017	$62,380	$4,092	$66,472
2018	25,956	2,552	28,508
2019	15,552	2,791	18,343
2020	9,808	576	10,384
2021	21,357	3,361	24,718

	$135,053	$13,372	$148,425

Deposits held at the Company by related parties, which include officers, directors, greater than 5% shareholders and companies in which directors of the board have a significant ownership interest, approximated $5,709,000 and $6,240,000 at December 31, 2016 and 2015, respectively.

Note 8.	Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $512,000 in FHLB stock at December 31, 2016 and $685,000 at December 31, 2015 which is held at cost and included in other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of commercial and 1-4 family residential loans. The Company had FHLB advances of approximately $2,400,000 at December 31, 2016 maturing through 2018. At December 31, 2015, approximately $6,000,000 of advances was outstanding.

The Company had advances from the FHLB for the periods indicated that consisted of the following (in thousands):

Year Ended December 31, 2016

	Maturity	Interest	Advance
Type	Date	Rate	Amount

Fixed Rate	06/01/2017	1.06%	$800
Fixed Rate	12/01/2017	1.27%	800
Fixed Rate	06/01/2018	1.48%	800

			$2,400

Year Ended December 31, 2015

	Maturity	Interest	Advance
Type	Date	Rate	Amount

Fixed Rate	02/25/2016	2.65%	$1,000
Fixed Rate	04/11/2016	2.71%	1,000
Fixed Rate	06/01/2016	0.56%	800
Fixed Rate	12/01/2016	0.81%	800
Fixed Rate	06/01/2017	1.06%	800
Fixed Rate	12/01/2017	1.27%	800
Fixed Rate	06/01/2018	1.48%	800

			$6,000

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The carrying value of these repurchase agreements was $81,000 and $508,000 at December 31, 2016 and 2015, respectively.

Information related to borrowings as of December 31, 2016 and 2015 is as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014

Maximum outstanding during the year
FHLB advances	$12,200	$14,000	$18,000
Balance outstanding at end of year
FHLB advances	2,400	6,000	14,000
Average amount outstanding during the year
FHLB advances	5,161	9,027	15,468
Average interest rate during the year
FHLB advances	1.09%	1.88%	2.16%
Average interest rate at end of year
FHLB advances	1.46%	1.58%	2.07%

Note 9.	Income taxes

The following summarizes the tax effects of temporary differences which comprise net deferred tax assets and liabilities at December 31, 2016 and 2015 (in thousands):

	2016	2015
Deferred tax assets
Net operating loss carryforward	$7,471	$8,475
Capital loss carryforward	14	69
State net operating loss carryfoward	50	11
Allowance for loan losses	1,147	1,211
Unrealized loss on available-for-sale securities	93	226
Interest on nonaccrual loans	41	50
Expenses and writedowns related to foreclosed property	883	991
Stock compensation	253	140
Employee benefits	1,079	1,015
Pension expense	31	35
Depreciation	144	-
Lease Obligation	74	-
Other, net	71	38
Goodwill	23	39

Total deferred tax assets	11,374	12,300

Deferred tax liabilities
Depreciation	-	43
Amortization of intangibles	1	34
Total deferred tax liabilities	1	77

Net deferred tax asset prior to valuation allowance	11,373	12,223

Less Unrealized gain on available-for-sale securities	-	(226)

Net deferred tax asset subject to valuation allowance	-	11,997

Less valuation allowance	-	11,997

Net deferred tax asset	$11,373	$226

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

There was an $11,172,000 income tax benefit recorded for the year ended December 31, 2016 compared to no tax expense for the year ended December 31 2015. The income tax benefit in 2016 was primarily due to the reversal of an $11,997,000 valuation allowance previously recorded against the net deferred tax asset. This valuation allowance was first recorded in the fourth quarter of 2011 due to the uncertainty of whether or not the Company would be able to realize the asset.

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

Each quarter, the Company weighs both the positive and negative information with respect to realization of the net deferred tax asset and analyzes its position as to whether or not a valuation allowance is required. Over the past several quarters, the positive information has been increasing while the negative information has been decreasing. Over the last seven quarters, the Company has demonstrated consistent earnings while its level of non-performing assets, which was the primary cause of the Company’s losses, has steadily decreased. Additionally, the Federal Reserve Bank of Richmond (the “Reserve Bank”), the FDIC and the Virginia Bureau of Financial Institutions have terminated their formal agreements with the Company and the Bank, reducing regulatory risk.

Given the consistent earnings and improving asset quality, the Company’s analysis concluded that, it is more likely than not that the Company will generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax asset. As such, the full valuation allowance of $11,997,000 was released.

The net operating losses available to offset future taxable income amounted to $21,974,000 at December 31, 2016 and begin expiring in 2028; $1,257,000 of such amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $908,000 per year.

The income tax expense (benefit) charged to operations for the years ended December 31, 2016, 2015 and 2014 consists of the following (in thousands):

	2016	2015	2014

Current tax expense (benefit)	$12	$-	$67
Deferred tax expense (benefit)	813	277	(401)
Valuation allowance	(11,997)	(277)	334

Provision (benefit) for income taxes	$(11,172)	$-	$-

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014

Net income (loss) before income taxes	$2,341	$646	$(1,037)

Computed "expected" tax expense (benefit)	$796	$220	$(352)
Valuation allowance change	(11,997)	(277)	334
State taxes, net of fed	(39)	-	44
Cash surrender value of life insurance	(63)	(62)	(62)
Other	131	119	36

Provision (benefit) for income taxes	$(11,172)	$-	$-

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense of approximately $75,000 for the year ended December 31, 2016. Due to the Company’s adjusted capital level, we were not subject to franchise tax expense for the years ended December 31, 2015 and 2014.

Note 10.	Earnings (loss) per share

The following table presents the basic and diluted earnings per share computations (in thousands except per share data):

	2016	2015	2014
Numerator
Net income (loss) - basic and diluted	$13,513	$646	$(1,037)
Preferred stock dividend and accretion	(737)	(674)	(1,436)
Preferred stock principal forgiveness	-	4,404	-
Preferred stock dividend forgiveness	-	2,215	-
Net income (loss) available to common shareholders	$12,776	$6,591	$(2,473)

Denominator
Weighted average shares outstanding - basic	1,421	1,166	334
Dilutive effect of common stock options and restricted stock awards	-	35	-

Weighted average shares outstanding - diluted	1,421	1,201	334

Earnings (loss) per share - basic	$8.99	$5.65	$(7.39)
Earnings (loss) per share - diluted	$8.99	$5.49	$(7.39)

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 6,830 shares of common stock were not included in computing diluted earnings per share in 2014, because their effects were anti-dilutive. Restricted stock awards for 14,642 shares of common stock were not included in computing diluted earnings per share in 2014 because their effects were also anti-dilutive (see Notes 13 and 14).

Note 11.	Lease commitments

Certain premises and equipment are leased under various operating leases. Total rent expense charged to operations was $387,000, $422,000 and $439,000 in 2016, 2015 and 2014, respectively. At December 31, 2016, the minimum total rental commitment under such non-cancelable operating leases was as follows (in thousands):

2017	$405
2018	283
2019	213
2020	208
2021	64

$1,173

Note 12.	Commitments and contingencies

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

At December 31, 2016 and 2015, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	Contract	Contract
	Amount	Amount
	2016	2015

Undisbursed credit lines	$55,315	$46,656
Commitments to extend or originate credit	16,467	9,132
Standby letters of credit	4,397	1,484

Total commitments to extend credit	$76,179	$57,272

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

Prior Agreements with Regulators − In February 2012, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC and the Virginia Bureau of Financial Institutions (the “Supervisory Authorities”), and the Supervisory Authorities issued the related Consent Order effective February 3, 2012 (the “Consent Order”). In June 2012, the Company entered into a similar written agreement (the “Written Agreement”) with the Reserve Bank. As a result of the steps the Company and the Bank took to, among other things, improve asset quality, increase capital, augment management and board oversight, and increase earnings, the Consent Order was terminated effective December 14, 2015. In place of the Consent Order, the Bank’s Board of Directors made certain written assurances to the Supervisory Authorities in the form of a Memorandum of Understanding (“MOU”) that became effective November 17, 2015. Due to further improvements by the Company and the Bank in asset quality and earnings, and the correction of a prior Regulation W violation, the MOU was terminated effective May 12, 2016, and the Written Agreement was terminated effective July 28, 2016. With the terminations of the MOU and the Written Agreement, neither the Company nor the Bank is under any formal or informal agreements with its regulators.

IRS Examination – During 2016, the Internal Revenue Service completed an examination of the Company’s federal income tax return for the year ended December 31, 2013. No changes to the return were proposed.

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

The Warrant was immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of common stock, and upon certain issuances of common stock at or below a specified price relative to the then-current market price of common stock. The Warrant expires ten years from the issuance date. Pursuant to the Purchase Agreement, the Treasury had agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

In November 2013, the Company participated in a successful auction of the Company’s preferred stock by the Treasury that resulted in the purchase of the preferred stock by private and institutional investors.

In accordance with the Company’s prior Written Agreement with the Reserve Bank, the Company had been deferring quarterly cash dividends on the preferred stock since May 2011. The Written Agreement was terminated by the Reserve Bank as of July 28, 2016. With the termination of the Written Agreement, the Company is not required to defer the quarterly cash dividends on the preferred stock. At December 31, 2016, the aggregate amount of the Company’s total accrued but deferred dividend payments on the preferred stock was $2,815,000 and reflected as a reduction of retained earnings.

Subsequent to December 31, 2016, the Company received approval from state and federal regulators allowing the Bank to pay a special dividend to the Company for the sole purpose of paying all accrued and unpaid dividends on the preferred stock through February 15, 2017, as well as to redeem 688 shares of the total 5,715 shares outstanding. The accrued and unpaid dividends paid on February 15, 2017 amounted to $2,911,000. The 688 shares were redeemed on February 24, 2017 at a redemption price of $1,000 per share plus accrued dividends from February 15, 2017 to the redemption date.

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

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Bank met the ratio criteria to be categorized as a “well capitalized” institution as of December 31, 2016, 2015 and 2014. However, due to the minimum capital ratios required by the prior Consent Order, the Bank was considered adequately capitalized in 2014. The MOU required the Bank to maintain a leverage ratio of at least 8% and a total capital to risk-weighted assets ratio of at least 12%. Primarily as a result of the Company’s Rights Offering and Standby Offering completed on March 27, 2015, the Bank’s leverage ratio increased to 9.33% and the total capital to risk-weighted assets ratio was 14.02%, exceeding the ratios required by the MOU. At December 31, 2016, the Bank’s Tier 1 risk-based capital ratio was 14.28%, its total risk-based capital ratio was 15.33% and its leverage ratio was 10.47%. When capital falls below the “well capitalized” requirement, consequences can include: new branch approval could be withheld, more frequent examinations by the FDIC; brokered deposits cannot be renewed without a waiver from the FDIC; and other potential limitation as described in FDIC Rules and Regulations sections 337.6 and 303, and Federal Deposit Insurance Act section 29. In addition, the FDIC insurance assessment increases when an institution falls below the “well capitalized” classification.

In July 2013, the Board of Governors of the Federal Reserve System and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (“CET1 ratio”) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies. The capital amounts and ratios at December 31, 2016 and 2015 for the Bank are presented in the table below (dollars in thousands):

	For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2016
Total capital (to risk-weighted assets)
Village Bank	$49,225	15.33%	$25,693	8.00%	$42,117	10.00%

Tier 1 capital (to risk-weighted assets)
Village Bank	45,852	14.28%	12,847	4.00%	19,270	6.00%

Leverage ratio (Tier 1 capital to average assets)
Village Bank	45,852	10.47%	17,523	4.00%	21,903	5.00%

Common equity tier 1 (to risk-weighted assets)
Village Bank	45,852	14.28%	14,452	4.50%	20,876	6.50%

December 31, 2015
Total capital (to risk-weighted assets)
Village Bank	$42,695	14.02%	$24,369	8.00%	$30,461	10.00%

Tier 1 capital (to risk-weighted assets)
Village Bank	39,133	12.85%	12,184	4.00%	18,277	6.00%

Leverage ratio (Tier 1 capital to average assets)
Village Bank	39,133	9.33%	16,776	4.00%	20,970	5.00%

Common equity tier 1 (to risk-weighted assets)
Village Bank	39,133	12.85%	13,707	4.50%	15,231	6.50%

Note 14.	Stock incentive plan

In accordance with accounting standards, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award rather than disclosed in the financial statements.

The following table summarizes options outstanding under the stock incentive plan at the indicated dates:

	Year Ended December 31,
	2016				2015
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding,
beginning of period	2,929	$24.47	$12.71		6,830	$92.34	$57.97
Granted	-	-	-		-	-	-
Forfeited	(592)	25.48	12.53		(3,901)	168.79	95.85
Exercised	-	-	-		-	-	-
Options outstanding,
end of period	2,337	$24.21	$12.76	$-	2,929	$24.47	$12.71	$-
Options exercisable,
end of period	2,337				1,730

	Year Ended December 31,
	2014
		Weighted
		Average
		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value

Options outstanding,
beginning of period	6,210	$99.03	$64.96
Granted	884	25.28	15.52
Forfeited	(264)	25.28	80.33
Exercised	-	-	-
Options outstanding,
end of period	6,830	$92.34	$57.97	$-
Options exercisable,
end of period	5,318

The following table summarizes information about stock options outstanding at December 31, 2016:

	Outstanding			Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$16.00-$25.76	2,337	6.06	$24.21	2,337	$24.21

	2,337	6.06	24.21	2,337	24.21

During the second quarter of 2016, we granted certain officers 4,000 performance based shares of common stock with a weighted average fair market value of $20.00 at the date of grant. These restricted stock awards vest over two years. During the third quarter of 2016, we granted certain officers 6,250 restricted shares of common stock with a weighted average fair market value of $22.50 at the date of grant. These restricted stock awards have a three-year graded vesting. During the third quarter of 2015, we granted certain officers 40,675 restricted shares of common stock with a weighted average fair market value of $19.72 at the date of grant. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock was 39,080 and 47,893 at December 31, 2016 and 2015, respectively.

The fair value of the stock is calculated under the same methodology as stock options and the expense is recognized over the vesting period. Unamortized stock-based compensation related to non-vested share based compensation arrangements granted under the Incentive Plan as of December 31, 2016 and 2015 was $697,000 and $514,000, respectively. The time based unamortized compensation of $374,000 is expected to be recognized over a weighted average period of 1.79 years. During 2016 there were forfeitures of 3,399 shares of restricted stock awards. There were no forfeitures of restricted stock awards in 2015 and 2014.

A summary of changes in the Company’s nonvested restricted stock awards for the year follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair-Value	Value

December 31, 2015	47,893	$20.82	$1,278,733
Granted	10,850	21.88	289,695
Vested	(16,264)	20.85	(434,257)
Forfeited	(3,399)	(21.53)	(90,727)

December 31, 2016	39,080	$21.04	$1,043,444

Stock-based compensation expense was $213,000, $262,000, and $131,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Note 15.	Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate was 3.13% and 2.69% at December 31, 2016 and 2015, respectively. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at December 31, 2016 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly–owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts and is also payable quarterly. The interest rate at December 31, 2016 was 2.38%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at December 31, 2016 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

401K Plan: The Bank provides a qualified 401K plan to all eligible employees which is administered through the Virginia Bankers Association Benefits Corporation. Employees are eligible to participate in the plan after three months of employment. Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction. Due to the recent economic conditions the Bank ceased its matching program in 2009 however beginning January 2013 the Bank reinstituted the 401K match. The Bank provided a matching contribution of $.50 for every $1.00 the participant contributes up to the first 4% of their salary. Participants are fully vested in their own contributions and vest equally over three years of service in the Bank’s matching contributions. Total contributions to the plan for the years ended December 31, 2016, 2015 and 2014 were $164,000, $159,000 and $150,000, respectively.

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

Supplemental Executive Retirement Plan: The Bank established the Village Bank Supplemental Executive Retirement Plan (the “SERP”) on January 1, 2005 to provide supplemental retirement income to certain executive officers as designated by the Personnel Committee, later replaced by the Compensation Committee, and approved by the board of directors. While we are subject to the regulatory agreements, the respective regulatory agencies also review and approve new participants or changes in benefits under the SERP. The SERP is an unfunded employee pension plan under the provisions of ERISA. An eligible employee, once designated by the Committee and approved by the board of directors in writing to participate in the SERP, becomes a participant in the SERP 60 days following such approval (unless an earlier participation date is approved). There are currently five executive officers who participate in the SERP. The retirement benefit to be received by a participant is determined by the Committee and approved by the board of directors and is payable in equal monthly installments over the period specified in the SERP for each respective participant, commencing on the first day of the month following a participant’s retirement or termination of employment, provided the participant has been employed by the Bank for a minimum of 10 years. The Compensation Committee, in its sole discretion, may choose to treat a participant who has experienced a termination of employment on or after attaining age 65 but prior to completing his service requirement as having completed his service requirement. At December 31, 2016 and 2015, the Bank’s liability under the SERP was $2,064,000 and $1,972,000, respectively, and expense for the years ended December 31, 2016, 2015 and 2014 was $168,000, $201,000 and $257,000, respectively. The increase in cash surrender value of the BOLI related to the participants was $183,000 and $182,000 for the years ended December 31, 2015 and 2014, respectively, while the cash surrender value decreased in 2016 by $37,000. The cash surrender value decreased in 2016 due to proceeds from bank owned life insurance claim of $266,000.

Directors’ Deferral Plan: The Bank established the Village Bank Outside Directors Deferral Plan (the “Directors Deferral Plan”) on January 1, 2005 under which non-employee directors of Village Bank have the opportunity to defer receipt of all or a portion of certain compensation until retirement or departure from the board of directors. Deferral of compensation under the Directors Deferral Plan is voluntary by non-employee directors and to participate in the plan a director must file a deferral election as provided in the plan. A director shall become an active participant with respect to a plan year (as defined in the plan) only if he is expected to have compensation during the plan year and he timely files a deferral election. A separate account is established for each participant in the plan and each account shall, in addition to compensation deferred at the election of the participant, be credited with interest on the balance of the account, the rate of such interest to be established by the board of directors in its sole discretion at the beginning of each plan year. For those directors electing to purchase stock, the obligation will only be settled by delivery of the fixed number of shares they purchased. At December 31, 2016 and 2015, the Bank’s liability under the Directors Deferral Plan was $166,000 and $82,000, respectively, and expense for the years ended December 31, 2016, 2015 and 2014 was $89,000, $87,000 and $123,000, respectively. In the first quarter of 2015 and the fourth quarter of 2013 certain directors elected to purchase common stock with funds from their deferred compensation accounts causing the December 31, 2015 and December 31, 2103 liability to be lower than the December 31, 2014 liability. A rabbi trust was established to hold the shares. At December 31, 2016 and 2015, the trust held 48,055 shares of Company common stock totaling $1,034,382.

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

Assets measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below (in thousands):

	Fair Value Measurement
	at December 31, 2016 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$32,246	2,103	30,143	-
Mortgage-backed securities	11,648	9,450	2,198	-

Financial Assets - Non-Recurring
Impaired loans	15,441	-	14,467	974
Assets held for sale	841	-	-	841
Real estate owned	2,926	-	2,926	-

	Fair Value Measurement
	at December 31, 2015 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$33,713	3,307	30,406	-
Mortgage-backed securities	3,001	-	3,001	-
Municipals	1,205	-	1,205	-
			-
Financial Assets - Non-Recurring
Impaired loans	20,509	-	18,862	1,647
Assets held for sale	12,631		-	12,631
Real estate owned	6,249	-	6,190	59

The following table presents qualitative information about Level 3 fair value measurements for financial instruments for the years ended December 31, 2016 and 2015 (dollars in thousands):

December 31, 2016
Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
(In thousands)

Impaired loans - real estate secured	$517	Appraisal (1) or Internal	Selling costs	6%-10% (7%)
		Valuation (2)	Discount for lack of
marketability and age
			of appraisal	6%-30% (10%)

Impaired loans - non-real estate secured	$457	Appraisal (1) or	Selling costs	10%
		Discounted Cash Flow	Discount for lack of
			marketability or practical life	0%-50% (20%)

Real estate owned	$-	Appraisal (1) or Internal	Selling costs	6%-10% (7%)
		Valuation (2)	Discount for lack of
marketability and age
			of appraisal	6%-30% (15%)

Assets held for sale	$841	Appraisal (1) or Internal	Selling costs	6%-10% (7%)
		Valuation (2)	Discount for lack of
marketability and age
			of appraisal	6%-30% (15%)

December 31, 2015
Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
(In thousands)

Impaired loans - real estate secured	$1,042	Appraisal (1) or Internal	Selling costs	6%-10% (7%)
		Valuation (2)	Discount for lack of
marketability and age
			of appraisal	6%-30% (10%)

Impaired loans - non-real estate secured	$605	Appraisal (1) or	Selling costs	10%
		Discounted Cash Flow	Discount for lack of
			marketability or practical life	0%-50% (20%)

Real estate owned	$59	Appraisal (1) or Internal	Selling costs	6%-10% (7%)
		Valuation (2)	Discount for lack of
marketability and age
			of appraisal	6%-30% (15%)

Assets held for sale	$12,631	Appraisal (1) or Internal	Selling costs	6%-10% (7%)
		Valuation (2)	Discount for lack of
marketability and age
			of appraisal	6%-30% (15%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally included various level 3 inputs which are not identifiable
(2)	Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances.

The following table presents the changes in the Level 3 fair value category for the years ended December 31, 2016 and 2015 (in thousands):

	Impaired	Real Estate	Assets Held
	Loans	Owned	for Sale	Total Assets

Balance at December 31, 2014	$2,263	$1,337	$11,743	$15,343
Total realized and unrealized gains (losses)
Included in earnings	-	142	-	142
Included in other comprehensive income	-	-	-	-
Net transfers in and/or out of Level 3	(616)	(1,420)	888	(1,148)

Balance at December 31, 2015	$1,647	$59	$12,631	$14,337

Total realized and unrealized gains (losses)
Included in earnings	-	15	-	15
Included in other comprehensive income	-	-	-	-
Net transfers in and/or out of Level 3	(673)	(74)	(11,790)	(12,537)

Balance at December 31, 2016	$974	$-	$841	$1,815

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

Assets held for sale – The carrying value of assets held for sale is based on fair value less selling costs. Fair values for assets held for sale are estimated based on appraised values of the asset or management’s estimation of the value of the assets.

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

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

		December 31,		December 31,
		2016		2015
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$10,848	$10,848	$17,076	$17,076
Cash equivalents	Level 2	948	948	186	186
Investment securities available for sale	Level 1	11,553	11,553	3,307	3,307
Investment securities available for sale	Level 2	32,341	32,341	34,612	34,612
Federal Home Loan Bank stock	Level 2	512	512	685	685
Loans held for sale	Level 2	14,784	14,784	14,373	14,373
Loans	Level 2	321,659	310,337	286,262	274,230
Impaired loans	Level 2	14,467	14,467	18,862	18,862
Impaired loans	Level 3	974	974	1,647	1,647
Assets held for sale	Level 3	841	841	12,631	12,631
Other real estate owned	Level 2	2,926	2,926	6,190	6,190
Other real estate owned	Level 3	-	-	59	59
Bank owned life insurance	Level 3	7,093	7,093	7,130	7,130
Accrued interest receivable	Level 2	2,274	2,274	2,060	2,060

Financial liabilities
Deposits	Level 2	383,277	383,985	364,848	365,294
FHLB borrowings	Level 2	2,400	2,402	6,000	6,004
Trust preferred securities	Level 2	8,764	8,565	8,764	8,984
Other borrowings	Level 2	81	81	508	508
Accrued interest payable	Level 2	70	70	1,346	1,346

Note 18.	Segment Reporting

In previous reports, the Company concluded that it had one operating and reportable segment, “Community Banking”. This conclusion was based on the fact that the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities supports the others. The Company has re-assessed its segment reporting and decided to report two segments: traditional commercial banking and mortgage banking, as management has changed the information it reviews to make decisions. Revenues from commercial banking operations consist primarily of interest earned on loans and securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and loan origination fee income.

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

The following table presents segment information as of and for the years ended December 31, 2016, 2015 and 2014. (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2016

Revenues
Interest income	$15,636	$470	$(117)	$15,989
Gain on sale of loans	-	6,430	-	6,430
Other revenues	3,868	742	(190)	4,420
Total revenues	19,504	7,642	(307)	26,839

Expenses
Interest expense	2,609	117	(117)	2,609
Salaries and benefits	7,702	3,593	-	11,295
Commissions	-	1,606	-	1,606
Other expenses	8,088	1,090	(190)	8,988
Total operating expenses	18,399	6,406	(307)	24,498

Income before income taxes	$1,105	$1,236	$-	$2,341

Total assets	$448,373	$10,026	$(13,597)	$444,802

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2015

Revenues
Interest income	$15,165	$446	$(107)	$15,504
Gain on sale of loans	-	6,076	-	6,076
Other revenues	3,473	749	(240)	3,982
Total revenues	18,638	7,271	(347)	25,562

Expenses
Interest expense	2,877	107	(117)	2,867
Salaries and benefits	7,346	3,500	-	10,846
Commissions	-	1,555	-	1,555
Other expenses	8,787	1,091	(230)	9,648
Total operating expenses	19,010	6,253	(347)	24,916

Income (loss) before income taxes	$(372)	$1,018	$-	$646

Total assets	$426,038	$8,806	$(14,903)	$419,941

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2014

Revenues
Interest income	$16,287	$347	$(56)	$16,578
Gain on sale of loans	-	4,449	-	4,449
Other revenues	3,078	706	(344)	3,440
Total revenues	19,365	5,502	(400)	24,467

Expenses
Interest expense	3,561	55	(56)	3,560
Salaries and benefits	7,454	3,231	-	10,685
Commissions	-	1,165	-	1,165
Other expenses	9,237	1,201	(344)	10,094
Total operating expenses	20,252	5,652	(400)	25,504

Income (loss) before income taxes	$(887)	$(150)	$-	$(1,037)

Total assets	$435,046	$8,081	$(9,123)	$434,004

Note 19.	Parent corporation only financial statements

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Balance Sheet

(in thousands)

	December 31,	December 31,
	2016	2015

Assets
Cash and due from banks	$1,770	$3,494
Investment in subsidiaries	50,230	38,665
Investment in special purpose subsidiary	264	264
Prepaid expenses and other assets	2,935	45

	$55,199	$42,468

Liabilities and Shareholders' Equity
Liabilities
Balance due to nonbank subsidiaries	$8,764	$8,764
Other liabilities	2,821	3,345
Total liabilities	11,585	12,109

Shareholders' equity
Preferred stock	23	23
Common stock	5,629	5,562
Additional paid-in capital	58,643	58,497
Warrant surplus	732	732
Accumulated deficit	(21,172)	(33,948)
Stock in directors rabbi trust	(1,034)	(1,034)
Directors deferred fees obligation	1,034	1,034
Accumulated other comprehensive loss	(241)	(507)
Total stockholders' equity	43,614	30,359

	$55,199	$42,468

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Operations and Comprehensive Income (Loss)

Years Ended December 31, 2016, 2015 and 2014

(in thousands)

	2016	2015	2014

Interest income
Village Bank money market	$8	$10	$1

Interest expense
Interest on trust preferred securities	185	213	215
Total interest expense	185	213	215

Net interest expense	(177)	(203)	(214)

Noninterest expense
Write down of assets held for sale	-	1,759	-
Supplies	48	48	54
Professional and outside services	199	412	53
Other	33	52	52
Total noninterest expense	280	2,271	159
Net loss before undistributed income (loss) of subsidiary	(457)	(2,474)	(373)
Undistributed income (loss) of subsidiary	11,087	3,120	(664)
Net income (loss) before income tax expense (benefit)	10,630	646	(1,037)
Income tax expense (benefit)	(2,883)	-	-

Net income (loss)	$13,513	$646	$(1,037)

Total comprehensive income	$13,779	$860	$2,080

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Cash Flows

Years Ended December 31, 2016, 2015 and 2014

(in thousands)

	2016	2015	2014

Cash Flows from Operating Activities
Net income (loss)	$13,513	$646	$(1,037)
Adjustments to reconcile net income (loss) to net cash used in operating activities Writedown on assets held for sale	-	1,759	-
Undistributed (income) loss of subsidiary	(11,087)	(3,120)	664
(Increase) decrease in other assets	(2,890)	258	(239)
Increase (decrease) in other liabilities	(1,260)	(19)	247
Net cash used in operating activities	(1,724)	(476)	(365)

Cash Flows from Investing Activities
Investment in subsidiary	-	(5,000)	-
Net cash used in investing activities	-	(5,000)	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	(79)	(11)
Net proceeds from sale of common stock, net of expenses of $990	-	8,965	-
Net cash provided by (used in) financing activities	-	8,886	(11)
Net increase (decrease) in cash	(1,724)	3,410	(376)
Cash, beginning of year	3,494	84	460

Cash, end of year	$1,770	$3,494	$84

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2016, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be disclosed in this Item 10 is contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed in this Item 11 is contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required to be disclosed in this Item 12 is contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in this Item 13 is contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in this Item 14 is contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements and reports are included in Part II, Item 8, of this report on Form 10K.

Report of Independent Registered Public Accounting Firm (BDO USA, LLP)

Consolidated Balance Sheets – December 31, 2016 and 2015

Consolidated Statements of Operations – Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows – Years Ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit
Number	Description

3.1	Articles of Incorporation of Village Bank and Trust Financial Corp., as amended (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on October 31, 2014).

3.2	Amended and Restated Bylaws of Village Bank and Trust Financial Corp. (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed with the SEC on March 27, 2015).

4.1	Specimen of Certificate for Village Bank and Trust Financial Corp. common stock (incorporated by reference to Exhibit 4.1 of the Form S-1 Registration Statement filed with the Securities and Exchange Commission on November 12, 2014 (SEC File No. 333-200147)).

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).

4.3	Warrant to Purchase Shares of Common Stock, dated May 1, 2009 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).

10.1	Employment Agreement, dated August 8, 2013, by and between Village Bank and Trust Financial Corp. and William G. Foster (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2013).*

10.2	Employment Agreement, dated January 6, 2017, by and between Village Bank and Trust Financial Corp. and C. Harril Whitehurst, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2017).*

10.3	Employment Agreement, dated April 5, 2016, by and between Village Bank and James E. Hendricks, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2016).*

10.4	Employment Agreement, dated April 5, 2016, by and between Village Bank and Max C. Morehead, Jr. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2016).*

10.5	Employment Agreement, dated January 24, 2017, by and between Village Bank Mortgage Corporation and George Karousos.*

10.6	Incentive Plan, as amended June 18, 2014 (incorporated by reference to Exhibit 99.1 of the Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 18, 2014 (SEC File No. 333-196893)).*

10.7	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-KSB for the year ended December 31, 2004).*

10.8	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-KSB for the year ended December 31, 2004).*

10.9	Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.0 of the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2015 (SEC File No. 333-205407)).*

10.10	Form of Performance-Based Restricted Stock Unit Award Agreement under the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).*

10.11	Form of Time-Based Restricted Stock Award Agreement under the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).*

10.12	Outside Directors Deferral Plan, dated January 1, 2005 (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K for the year ended December 31, 2010).*

10.13	Supplemental Executive Retirement Plan, dated January 1, 2005 (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2010).*

10.14	Standby Purchase Agreement, dated November 11, 2014, between Village Bank and Trust Financial Corp. and Kenneth R. Lehman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2014).

10.15	Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Corp. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).

10.16	Side Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Corp. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).

10.17	Form of Senior Executive Officer Waiver (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).*

10.18	Form of Senior Executive Officer Consent Letter (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).*

10.19	Stipulation and Consent to the Issuance of a Consent Order (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2012).

10.20	Consent Order (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2012).

10.21	Written Agreement by and between Village Bank and Trust Financial Corp. and the Federal Reserve Bank of Richmond (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2012).

21	Subsidiaries of Village Bank and Trust Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Financial Officer.

32	Section 906 Certification.

101

The following materials from the Village Bank and Trust Financial Corp. Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting (XBRL) (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

* Management contracts and compensatory plans and arrangements.

ITEM 16. FORM 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: March 31, 2017	By	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Foster Jr.	President, Chief Executive	March 31, 2017
William G. Foster, Jr.	Officer and Director
(Principal Executive Officer)

/s/ C. Harril Whitehurst, Jr.	Executive Vice President and Chief	March 31, 2017
C. Harril Whitehurst, Jr.	Financial Officer (Principal Financial
and Accounting Officer)

/s/ R.T. Avery, III	Director	March 31, 2017
R.T. Avery, III

/s/ Craig D. Bell	Director and	March 31, 2017
Craig D. Bell	Chairman of the Board

/s/ William B. Chandler	Director	March 31, 2017
William B. Chandler

/s/ O. Woodland Hogg, Jr.	Director	March 31, 2017
O. Woodland Hogg, Jr.

/s/ Michael A. Katzen	Director	March 31, 2017
Michael A. Katzen

Signature	Title	Date

/s/ Charles E. Walton	Director	March 31, 2017
Charles E. Walton

/s/ John T. Wash, Sr.	Director	March 31, 2017
John T. Wash, Sr.

/s/ George R. Whittemore	Director	March 31, 2017
George R. Whittemore

/s/ Thomas W. Winfree	Director	March 31, 2017
Thomas W. Winfree

/s/ Michael L. Toalson	Director	March 31, 2017
Michael L. Toalson

/s/ Kenneth Lehman	Director	March 31, 2017
Kenneth R. Lehman

