Form 10-Q
period 2017-03-31
Village Bank & Trust Financial Corp.
filed 2017-05-10
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

1,429,827 shares of common stock, $4.00 par value, outstanding as of April 24, 2017

Village Bank and Trust Financial Corp.

Form 10-Q

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Balance Sheets

March 31, 2017 (Unaudited) and December 31, 2016

(in thousands, except share data)

	March 31,	December 31,
	2017	2016
Assets
Cash and due from banks	$14,929	$10,848
Federal funds sold	9,940	948
Total cash and cash equivalents	24,869	11,796
Investment securities available for sale	43,484	43,894
Loans held for sale	7,334	14,784
Loans
Outstandings	339,904	337,100
Allowance for loan losses	(3,372)	(3,373)
Deferred fees and costs, net	671	660
Total loans, net	337,203	334,387
Other real estate owned, net of valuation allowance	1,508	2,926
Assets held for sale	841	841
Premises and equipment, net	12,686	12,758
Bank owned life insurance	7,132	7,093
Accrued interest receivable	2,192	2,274
Other assets	14,080	14,049

	$451,329	$444,802

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$95,472	$92,574
Interest bearing	293,136	290,703
Total deposits	388,608	383,277
Federal Home Loan Bank advances	7,400	2,400
Long-term debt - trust preferred securities	8,764	8,764
Other borrowings	78	81
Accrued interest payable	73	70
Other liabilities	3,229	6,596
Total liabilities	408,152	401,188

Shareholders' equity

Preferred stock, $4 par value, $1,000 liquidation preference, 1,000,000 shares authorized; 5,027 shares issued and outstanding at March 31, 2017 and 5,715 shares issued and outstanding at December 31, 2016	20	23
Common stock, $4 par value - 10,000,000 shares authorized; 1,429,827 shares issued and outstanding at March 31, 2017 and 1,428,261 shares issued and outstanding at December 31, 2016	5,642	5,629
Additional paid-in capital	57,966	58,643
Accumulated deficit	(20,915)	(21,172)
Common stock warrant	732	732
Stock in directors rabbi trust	(1,010)	(1,034)
Directors deferred fees obligation	1,010	1,034
Accumulated other comprehensive loss	(268)	(241)
Total shareholders' equity	43,177	43,614

	$451,329	$444,802

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Operations

Three Months Ended March 31, 2017 and 2016

(Unaudited)

(in thousands, except per share data)

	2017	2016
Interest income
Loans	$3,958	$3,765
Investment securities	163	120
Federal funds sold	11	13
Total interest income	4,132	3,898

Interest expense
Deposits	566	599
Borrowed funds	73	40
Total interest expense	639	639

Net interest income	3,493	3,259
Provision for loan losses	-	-

Net interest income after provision for loan losses	3,493	3,259

Noninterest income
Service charges and fees	559	536
Gain on sale of loans	1,376	1,146
Gain (loss) on sale of investment securities	(9)	109
Rental income	-	320
Other	90	85
Total noninterest income	2,016	2,196

Noninterest expense
Salaries and benefits	3,009	2,659
Commissions	366	249
Occupancy	267	448
Equipment	183	183
Cease use lease obligation	(125)	-
Supplies	56	79
Professional and outside services	786	718
Advertising and marketing	89	85
Foreclosed assets, net	(192)	101
FDIC insurance premium	69	62
Other operating expense	452	469
Total noninterest expense	4,960	5,053

Income before income tax expense	549	402
Income tax expense	134	-

Net income	415	402

Preferred stock dividends and amortization of discount	(158)	(178)
Net income available to common shareholders	$257	$224

Earnings per share, basic	$0.18	$0.16
Earnings per share, diluted	$0.18	$0.16

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2017 and 2016

(Unaudited)

(in thousands)

	2017	2016

Net income	$415	$402
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	(53)	889
Tax effect	(18)	302
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	(35)	587

Reclassification adjustment
Reclassification adjustment for (gains) losses realized in net income	9	(109)
Tax effect	3	(37)
Reclassification for (gains) losses included in net income, net of tax	6	(72)

Minimum pension adjustment	3	3
Tax effect	1	1
Minimum pension adjustment, net of tax	2	2

Total other comprehensive income (loss)	(27)	517

Total comprehensive income	$388	$919

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Shareholders' Equity

Three Months Ended March 31, 2017 and 2016

(Unaudited)

(in thousands)

							Directors	Accumulated
			Additional	Retained		Stock in	Deferred	Other
	Preferred	Common	Paid-in	Earnings		Directors	Fees	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, December 31, 2016	$23	$5,629	$58,643	$(21,172)	$732	$(1,034)	$1,034	$(241)	$43,614
Preferred stock redemption	(3)	-	(685)	-	-	-	-	-	(688)
Preferred stock dividend	-	-	-	(158)	-	-	-	-	(158)
Restricted stock redemption						24	(24)		-
Issuance of common stock	-	13	(13)	-	-	-	-	-	-
Stock based compensation	-	-	21	-	-	-	-	-	21
Minimum pension adjustment (net of income taxes of $1)	-	-	-	-	-	-	-	2	2
Net income	-	-	-	415	-	-	-	-	415
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	(29)	(29)

Balance, March 31, 2017	$20	$5,642	$57,966	$(20,915)	$732	$(1,010)	$1,010	$(268)	$43,177

Balance, December 31, 2015	$23	$5,562	$58,497	$(33,948)	$732	$(1,034)	$1,034	$(507)	$30,359
Preferred stock dividend	-	-	-	(178)	-	-	-	-	(178)
Stock based compensation	-	-	167	-	-	-	-	-	167
Minimum pension adjustment (net of income taxes of $1)	-	-	-	-	-	-	-	2	2
Net income	-	-	-	402	-	-	-	-	402
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	515	- - 515

Balance, March 31, 2016	$23	$5,562	$58,664	$(33,724)	$732	$(1,034)	$1,034	$10	$31,267

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2017 and 2016

(Unaudited)

 (in thousands)

	2017	2016

Cash Flows from Operating Activities
Net income	$415	$402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185	203
Deferred income taxes	132	123
Valuation allowance (recovery) on net deferred tax asset	-	(123)
Write-down of other real estate owned	346	72
Valuation allowance other real estate owned	(331)	(15)
(Gain) loss on securities sold	9	(109)
Gain on loans sold	(1,376)	(1,146)
(Gain) loss on sale of other real estate owned	(218)	2
Stock compensation expense	21	167
Proceeds from sale of mortgage loans	44,633	37,624
Origination of mortgage loans for sale	(35,807)	(31,255)
Amortization of premiums and accretion of discounts on securities, net	21	57
Decrease in interest receivable	82	22
Increase in bank owned life insurance	(39)	(48)
Decrease (increase) in other assets	(147)	462
Increase (decrease) in interest payable	3	(1,255)
Decrease in other liabilities	(609)	(68)
Net cash provided by operating activities	7,320	5,115

Cash Flows from Investing Activities
Purchases of available for sale securities	(2,055)	-
Proceeds from the sale or calls of available for sale securities	2,392	11,565
Net increase in loans	(2,816)	(6,444)
Proceeds from sale of other real estate owned	1,621	56
Purchases of premises and equipment	(113)	(118)
Net cash provided by (used in) investing activities	(971)	5,059

Cash Flows from Financing Activities
Redeemption of preferred stock	(688)	-
Payment of preferred dividends	(2,916)	-
Net increase in deposits	5,331	4,236
Net increase (decrease) in Federal Home Loan Bank advances	5,000	(1,000)
Net increase (decrease) in other borrowings	(3)	50
Net cash provided by financing activities	6,724	3,286

Net increase in cash and cash equivalents	13,073	13,460
Cash and cash equivalents, beginning of period	11,796	17,262

Cash and cash equivalents, end of period	$24,869	$30,722

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$636	$1,894
Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$-	$1
Dividends on preferred stock accrued	$158	$178

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2017 and 2016

(Unaudited)

Note 1 - Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2017 is not necessarily indicative of the results to be expected for the full year ending December 31, 2017. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (“SEC”).

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Note 3 - Earnings per common share

The following table presents the basic and diluted earnings per common share computation (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator
Net income - basic and diluted	$415	$402
Preferred stock dividend	(158)	(178)
Net income available to common shareholders	$257	$224

Denominator
Weighted average shares outstanding - basic	1,428	1,418
Dilutive effect of common stock options and restricted stock awards	-	-

Weighted average shares outstanding - diluted	1,428	1,418

Earnings per share - basic	$0.18	$0.16
Earnings per share - diluted	$0.18	$0.16

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 2,008 and 2,616 shares were not included in computing diluted earnings per share for the three months ended March 31, 2017 and 2016, respectively, because their effects were anti-dilutive.

Note 4 – Investment securities available for sale

At March 31, 2017 and December 31, 2016, all of our securities were classified as available for sale. The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands):

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
March 31, 2017
US Government Agencies
One to five years	$27,400	$27,589	$-	$(191)	$27,398	1.29%
Five to ten years	2,000	2,053	-	(15)	2,038	2.00%
More than ten years	2,824	2,830	-	(11)	2,819	1.36%
	32,224	32,472	-	(217)	32,255	1.34%
Mortgage-backed securities
One to five years	3,994	4,087	-	(14)	4,073	1.45%
More than ten years	7,355	7,243	1	(88)	7,156	2.40%
	11,349	11,330	1	(102)	11,229	2.07%

Total investment securities	$43,573	$43,802	$1	$(319)	$43,484	1.52%

December 31, 2016
US Government Agencies
One to five years	$29,400	$29,607	$-	$(213)	$29,394	1.25%
More than ten years	2,862	2,868	-	(16)	2,852	1.08%
	32,262	32,475	-	(229)	32,246	1.24%
Mortgage-backed securities
One to five years	3,457	3,524	-	(33)	3,491	1.78%
More than ten years	8,253	8,170	1	(14)	8,157	2.16%
	11,710	11,694	1	(47)	11,648	2.05%

Total investment securities	$43,972	$44,169	$1	$(276)	$43,894	1.45%

Investment securities with book values of approximately $1,043,000 and $1,050,000 at March 31, 2017 and December 31, 2016, respectively, were pledged to secure deposit repurchase agreements.

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the periods indicated (dollars in thousands):

	Three Months
	Ended March 31,
	2017	2016

Gross realized gains	$-	$109
Gross realized losses	(9)	-

	$(9)	$109

The Company sold approximately $2 million and $11 million of investment securities available for sale at a loss of $9,000 and a gain $109,000 for the three months ended March 31, 2017 and 2016, respectively. The sale of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to the anticipated upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity.

Investment securities available for sale that have an unrealized loss position at March 31, 2017 and December 31, 2016 are detailed below (dollars in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2017
US Government Agencies	$29,437	$(206)	$2,819	$(11)	$32,256	$(217)
Mortgage-backed securities	11,150	(102)	-	-	11,150	(102)

	$40,587	$(308)	$2,819	$(11)	$43,406	$(319)

December 31, 2016
US Government Agencies	$27,291	$(213)	$2,852	$(16)	$33,143	$(229)
Mortgage-backed securities	9,450	(47)	-	-	9,450	(47)

	$36,741	$(260)	$2,852	$(16)	$42,593	$(276)

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2017.

Note 5 – Loans and allowance for loan losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	%	Amount	%
Construction and land development
Residential	$6,699	1.97%	$6,770	2.01%
Commercial	29,141	8.57%	27,092	8.04%
	35,840	10.54%	33,862	10.05%
Commercial real estate
Owner occupied	70,601	20.78%	66,021	19.59%
Non-owner occupied	57,729	16.98%	57,944	17.19%
Multifamily	6,836	2.01%	8,824	2.62%
Farmland	297	0.09%	310	0.09%
	135,463	39.86%	133,099	39.49%
Consumer real estate
Home equity lines	19,771	5.82%	20,691	6.14%
Secured by 1-4 family residential,
First deed of trust	52,324	15.39%	54,791	16.25%
Second deed of trust	5,746	1.69%	5,768	1.71%
	77,841	22.90%	81,250	24.10%
Commercial and industrial loans (except those secured by real estate)	43,425	12.78%	39,390	11.68%
Guaranteed student loans	45,364	13.35%	47,398	14.06%
Consumer and other	1,971	0.57%	2,101	0.62%

Total loans	339,904	100.0%	337,100	100.0%
Deferred loan cost, net	671		660
Less: allowance for loan losses	(3,372)		(3,373)

	$337,203		$334,387

The Bank purchased portfolios of rehabilitated student loans guaranteed by the Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the Federal Home Loan Bank of Atlanta (“FHLB”) as part of their lending arrangement with the Company totaled $19,089,000 and $27,073,000 at March 31, 2017 and December 31, 2016, respectively.

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any;
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable; and

•	Loans rated 6 or 7 are considered “Classified” loans for regulatory classification purposes.

The following tables provide information on the risk rating of loans at the dates indicated (dollars in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
March 31, 2017
Construction and land development
Residential	$6,699	$-	$-	$-	$6,699
Commercial	27,872	1,168	101	-	29,141
	34,571	1,168	101	-	35,840
Commercial real estate
Owner occupied	70,601			-	70,601
Non-owner occupied	50,748	3,356	3,625	-	57,729
Multifamily	6,650	186	-	-	6,836
Farmland	297	-	-	-	297
	128,296	3,542	3,625	-	135,463
Consumer real estate
Home equity lines	18,481	448	842	-	19,771
Secured by 1-4 family residential
First deed of trust	47,248	2,509	2,567	-	52,324
Second deed of trust	5,383	124	239	-	5,746
	71,112	3,081	3,648	-	77,841
Commercial and industrial loans (except those secured by real estate)	42,174	633	618	-	43,425
Guaranteed student loans	45,364			-	45,364
Consumer and other	1,915	45	11	-	1,971

Total loans	$323,432	$8,469	$8,003	$-	$339,904

December 31, 2016
Construction and land development
Residential	$6,770	$-	$-	$-	$6,770
Commercial	25,342	1,648	102	-	27,092
	32,112	1,648	102	-	33,862
Commercial real estate
Owner occupied	58,788	3,565	3,668	-	66,021
Non-owner occupied	57,944	-	-	-	57,944
Multifamily	8,634	190	-	-	8,824
Farmland	310	-	-	-	310
	125,676	3,755	3,668	-	133,099
Consumer real estate
Home equity lines	19,501	487	703	-	20,691
Secured by 1-4 family residential
First deed of trust	49,648	2,847	2,296	-	54,791
Second deed of trust	5,399	125	244	-	5,768
	74,548	3,459	3,243	-	81,250
Commercial and industrial loans (except those secured by real estate)	39,390	-	-	-	39,390
Guaranteed student loans	46,009	739	650	-	47,398
Consumer and other	2,043	52	6	-	2,101
Guaranteed Student loans
Total loans	$319,778	$9,653	$7,669	$-	$337,100

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (dollars in thousands):

`							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
March 31, 2017
Construction and land development
Residential	$-	$-	$-	$-	$6,699	$6,699	$-
Commercial	-	-	-	-	29,141	29,141	-
	-	-	-	-	35,840	35,840	-
Commercial real estate
Owner occupied	-	-	-	-	70,601	70,601	-
Non-owner occupied	-	-	-	-	57,729	57,729	-
Multifamily	186	-	-	186	6,650	6,836	-
Farmland	-	-	-	-	297	297	-
	186	-	-	186	135,277	135,463	-
Consumer real estate
Home equity lines	56	-	-	56	19,715	19,771	-
Secured by 1-4 family residential
First deed of trust	354	302	-	656	51,668	52,324	-
Second deed of trust	44	-	-	44	5,702	5,746	-
	454	302	-	756	77,085	77,841	-
Commercial and industrial loans (except those secured by real estate)	26	-	-	26	43,399	43,425	-
Guaranteed student loans	3,422	1,625	6,930	11,977	33,387	45,364	6,930
Consumer and other	4	5	-	9	1,962	1,971	-

Total loans	$4,092	$1,932	$6,930	$12,954	$326,950	$339,904	$6,930

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2016
Construction and land development
Residential	$-	$-	$-	$-	$6,770	$6,770	$-
Commercial	-	-	-	-	27,092	27,092	-
	-	-	-	-	33,862	33,862	-
Commercial real estate
Owner occupied	-	-	-	-	66,021	66,021	-
Non-owner occupied	-	-	-	-	57,944	57,944	-
Multifamily	190	-	-	190	8,634	8,824	-
Farmland	-	-	-	-	310	310	-
	190	-	-	190	132,909	133,099	-
Consumer real estate
Home equity lines	-	-	-	-	20,691	20,691	-
Secured by 1-4 family residential
First deed of trust	414	63	-	477	54,314	54,791	-
Second deed of trust	128	-	-	128	5,640	5,768	-
	542	63	-	605	80,645	81,250	-
Commercial and industrial loans (except those secured by real estate)	15	62	-	77	39,313	39,390	-
Guaranteed student loans	2,743	1,923	8,174	12,840	34,558	47,398	8,174
Consumer and other	11	-	-	11	2,090	2,101	-

Total loans	$3,501	$2,048	$8,174	$13,723	$323,377	$337,100	$8,174

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

	March 31, 2017
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$101	$168	$-
Commercial real estate
Owner occupied	1,606	1,621	-
Non-owner occupied	2,217	2,217	-
	3,823	3,838	-
Consumer real estate
Home equity lines	842	842	-
Secured by 1-4 family residential
First deed of trust	3,472	3,472	-
Second deed of trust	525	771	-
	4,839	5,085	-
Commercial and industrial loans (except those secured by real estate)	492	839	-
	9,255	9,930	-

With an allowance recorded
Construction and land development
Commercial	474	474	7
Commercial real estate
Owner occupied	3,938	3,953	60
Non-Owner occupied	-	-	-
	3,938	3,953	60
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,303	1,303	169
Second deed of trust	176	176	94
	1,479	1,479	263
Commercial and industrial loans (except those secured by real estate)	87	203	43
Consumer and other	5	5	5
	5,983	6,114	378

Total
Construction and land development
Commercial	575	642	7
	575	642	7
Commercial real estate
Owner occupied	5,544	5,574	60
Non-owner occupied	2,217	2,217	-
	7,761	7,791	60
Consumer real estate
Home equity lines	842	842	-
Secured by 1-4 family residential,
First deed of trust	4,775	4,775	169
Second deed of trust	701	947	94
	6,318	6,564	263

Commercial and industrial loans (except those secured by real estate)	579	1,042	43
Consumer and other	5	5	5
	$15,238	$16,044	$378

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$102	$169	$-
Commercial real estate
Owner occupied	1,487	1,487	-
Non-owner occupied	2,236	2,236	-
	3,723	3,723	-
Consumer real estate
Home equity lines	703	703	-
Secured by 1-4 family residential
First deed of trust	3,514	3,518	-
Second deed of trust	619	865	-
	4,836	5,086	-
Commercial and industrial loans (except those secured by real estate)	538	768	-
	9,199	9,746	-

With an allowance recorded
Construction and land development
Commercial	479	479	9
Commercial real estate
Owner occupied	4,117	4,132	86
Non-Owner occupied	-	-	-
	4,117	4,132	86
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,550	1,550	144
Second deed of trust	90	90	90
	1,640	1,640	234
Commercial and industrial loans (except those secured by real estate)	6	122	6
	6,242	6,373	335

Total
Construction and land development
Commercial	581	648	9
	581	648	9
Commercial real estate
Owner occupied	5,604	5,619	86
Non-owner occupied	2,236	2,236	-
	7,840	7,855	86
Consumer real estate
Home equity lines	703	703	-
Secured by 1-4 family residential,
First deed of trust	5,064	5,068	144
Second deed of trust	709	955	90
	6,476	6,726	234
Commercial and industrial loans (except those secured by real estate)	544	890	6
	$15,441	$16,119	$335

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Commercial	$99	$7	$98	$11
	99	7	98	11
Commercial real estate
Owner occupied	1,292	50	816	14
Non-owner occupied	2,400	30	2,631	34
	3,692	80	3,447	48
Consumer real estate
Home equity lines	932	4	1,287	-
Secured by 1-4 family residential
First deed of trust	3,867	40	4,092	47
Second deed of trust	608	11	1,057	12
	5,407	55	6,436	59
Commercial and industrial loans (except those secured by real estate)	456	8	797	7
Consumer and other	-	-	15	-
	9,654	150	10,793	125

With an allowance recorded
Construction and land development
Commercial	796	-	1,743	6
Commercial real estate
Owner occupied	4,216	-	5,600	57
Non-Owner occupied	23	-	94	5
	4,239	-	5,694	62
Consumer real estate
Home equity lines	-	-	30	-
Secured by 1-4 family residential
First deed of trust	1,491	-	2,042	6
Second deed of trust	151	-	149	2
	1,642	-	2,221	8
Commercial and industrial loans (except those secured by real estate)	56	-	138	-
Consumer and other	1
	6,734	-	9,796	76

Total
Construction and land development
Commercial	$895	$7	$1,842	$17
	895	7	1,842	17
Commercial real estate
Owner occupied	5,508	50	6,416	71
Non-owner occupied	2,423	30	2,725	39
Multifamily	-	-	-	-
Farmland	-	-	-	-
	7,931	80	9,141	110
Consumer real estate
Home equity lines	932	4	1,317	-
Secured by 1-4 family residential,
First deed of trust	5,358	40	6,134	53
Second deed of trust	759	11	1,206	14
	7,049	55	8,657	67
Commercial and industrial loans (except those secured by real estate)	512	8	936	7
Consumer and other	1	-	15	-
	$16,388	$150	$20,591	$201

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

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
March 31, 2017
Construction and land development
Commercial	$474	$474	$-	$7
	474	474	-	7
Commercial real estate
Owner occupied	4,302	4,089	213	60
Non-owner occupied	2,217	2,217	-	-
	6,519	6,306	213	60
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	3,363	2,520	843	165
Second deeds of trust	540	540	-	5
	3,903	3,060	843	170
Commercial and industrial loans (except those secured by real estate)	381	-	381	6
	$11,277	$9,840	$1,437	$243

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2016
Construction and land development
Commercial	$479	$479	$-	$9
	479	479	-	9
Commercial real estate
Owner occupied	4,342	4,117	225	86
Non-owner occupied	2,236	2,236	-	-
	6,578	6,353	225	86
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	3,853	3,012	841	139
Second deeds of trust	547	547	-	-
	4,400	3,559	841	139
Commercial and industrial loans (except those secured by real estate)	397	-	397	-
	$11,854	$10,391	$1,463	$234

There were no TDRs identified during the three months ended March 31, 2017 and 2016.

The following table summarizes defaults on TDRs identified for the indicated periods (dollars in thousands):

	March 31, 2017		March 31, 2016
	Number of	Recorded	Number of	Recorded
	Loans	Balance	Loans	Balance

Commercial real estate
Owner occupied	1	$151	-	$-
Non-owner occupied	1	598	-	-
	2	749	-	-
Consumer real estate
Secured by 1-4 family residential
First deed of trust	14	1,190	1	262
Second deed of trust	-	-	3	181
	14	1,190	4	443
Commercial and industrial (except those secured by real estate)	1	23	1	119
	17	$1,962	5	$562

Activity in the allowance for loan losses is as follows for the periods indicated (dollars in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended March 31, 2017
Construction and land development
Residential	$41	$-	$-	$-	$41
Commercial	300	(51)	-	-	249
	341	(51)	-	-	290
Commercial real estate
Owner occupied	611	(5)	-	13	619
Non-owner occupied	406	(2)	-	-	404
Multifamily	56	(12)	-	-	44
Farmland	3	-	-	-	3
	1,076	(19)	-	13	1,070
Consumer real estate
Home equity lines	271	(16)	-	1	256
Secured by 1-4 family residential
First deed of trust	447	67	-	18	532
Second deed of trust	136	(2)	-	5	139
	854	49	-	24	927
Commercial and industrial loans (except those secured by real estate)	223	66	-	3	292
Student loans	158	(11)	(42)	-	105
Consumer and other	8	5	(1)	2	14
Unallocated	713	(39)	-	-	674

	$3,373	$-	$(43)	$42	$3,372

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended March 31, 2016
Construction and land development
Residential	$30	$13	$-	$1	$44
Commercial	291	62	-	-	353
	321	75	-	1	397
Commercial real estate
Owner occupied	1,167	(182)	-	-	985
Non-owner occupied	460	(59)	-	1	402
Multifamily	51	-	-	-	51
Farmland	17	(138)	-	125	4
	1,695	(379)	-	126	1,442
Consumer real estate
Home equity lines	448	(57)	-	1	392
Secured by 1-4 family residential
First deed of trust	602	(35)	(27)	6	546
Second deed of trust	111	(19)	-	5	97
	1,161	(111)	(27)	12	1,035
Commercial and industrial loans (except those secured by real estate)	94	(23)	-	24	95
Guaranteed student loans	230	63	(87)	-	206
Consumer and other	2	(2)	(1)	1	-
Unallocated	59	377	-	-	436

	$3,562	$-	$(115)	$164	$3,611

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2016
Construction and land development
Residential	$30	$10	$-	$1	$41
Commercial	291	9	(10)	10	300
	321	19	(10)	11	341
Commercial real estate
Owner occupied	1,167	(490)	(66)	-	611
Non-owner occupied	460	(106)	(1)	53	406
Multifamily	51	5	-	-	56
Farmland	17	(139)	-	125	3
	1,695	(730)	(67)	178	1,076
Consumer real estate
Home equity lines	448	(127)	(53)	3	271
Secured by 1-4 family residential
First deed of trust	602	(40)	(140)	25	447
Second deed of trust	111	21	(25)	29	136
	1,161	(146)	(218)	57	854

Commercial and industrial loans (except those secured by real estate)	94	44	(15)	100	223
Student loans	230	149	(221)	-	158
Consumer and other	2	10	(13)	9	8
Unallocated	59	654	-	-	713

	$3,562	$-	$(544)	$355	$3,373

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. We concluded that the unallocated portion of the allowance was acceptable given the continued higher level of classified assets and was within a reasonable range around the estimate of losses. The allowance for loan losses included an unallocated portion of approximately $674,000 and $713,000 at March 31, 2017 and December 31, 2016, respectively.

Discussion of the recovery of loan losses related to specific loan types are provided following:

•	The activity in the provision for (recovery of) loan losses for the three months ended March 31, 2017 was not significant.

•	The recovery of loan losses totaling $730,000 and $379,000 for the commercial real estate portfolio for the year ended December 31, 2016 and three months ended March 31, 2016, respectively, was attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.57% in 2015 to 0.41% at March 31, 2016 and to 0.20% at December 31, 2016. In addition, the portfolio was in a net-recovery position of $111,000 and $126,000 at December 31, 2016 and March 31, 2016, respectively.

•	The recovery of loan losses totaling $146,000 and $111,000 for the consumer real estate portfolio for the year ended December 31, 2016 and three months ended March 31, 2016, respectively, was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.24% at December 31, 2015 to 0.03% at March 31, 2016 and to a net recovery position of 0.01% at December 31, 2016.

Loans were evaluated for impairment as follows for the periods indicated (dollars in thousands):

	Recorded Investment in Loans
	Allowance				Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

As of March 31, 2017
Construction and land development
Residential	$41	$-	$41	$6,699	$-	$6,699
Commercial	249	7	242	29,141	575	28,566
	290	7	283	35,840	575	35,265
Commercial real estate
Owner occupied	619	60	559	70,601	5,544	65,057
Non-owner occupied	404	-	404	57,729	2,217	55,512
Multifamily	44	-	44	6,836	-	6,836
Farmland	3	-	3	297	-	297
	1,070	60	1,010	135,463	7,761	127,702
Consumer real estate
Home equity lines	256	-	256	19,771	842	18,929
Secured by 1-4 family residential
First deed of trust	532	169	363	52,324	4,775	47,549
Second deed of trust	139	94	45	5,746	701	5,045
	927	263	664	77,841	6,318	71,523
Commercial and industrial loans (except those secured by real estate)	292	43	249	43,425	579	42,846
Student loans	105	-	105	45,364	-	45,364
Consumer and other	688	5	683	1,971	5	1,966

	$3,372	$378	$2,994	$339,904	$15,238	$324,666

As of December 31, 2016
Construction and land development
Residential	$41	$-	$41	$6,770	$-	$6,770
Commercial	300	9	291	27,092	581	26,511
	341	9	332	33,862	581	33,281
Commercial real estate
Owner occupied	611	86	525	66,021	5,604	60,417
Non-owner occupied	406	-	406	57,944	2,236	55,708
Multifamily	56	-	56	8,824	-	8,824
Farmland	3	-	3	310	-	310
	1,076	86	990	133,099	7,840	125,259
Consumer real estate
Home equity lines	271	-	271	20,691	703	19,988
Secured by 1-4 family residential
First deed of trust	447	144	303	54,791	5,064	49,727
Second deed of trust	136	90	46	5,768	709	5,059
	854	234	620	81,250	6,476	74,774
Commercial and industrial loans (except those secured by real estate)	223	6	217	39,390	544	38,846
Student loans	158	-	158	47,398	-	47,398
Consumer and other	721	-	721	2,101	-	2,101

	$3,373	$335	$3,038	$337,100	$15,441	$321,659

Note 6 – Deposits

Deposits as of March 31, 2017 and December 31, 2016 were as follows (dollars in thousands):

	March 31,	December 31,
	2017	2016

Demand accounts	$95,472	$92,574
Interest checking accounts	44,040	44,390
Money market accounts	73,142	71,290
Savings accounts	27,601	26,598
Time deposits of $250,000 and over	12,803	13,372
Other time deposits	135,550	135,053

	$388,608	$383,277

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2017 was 3.28%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at March 31, 2017 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at March 31, 2017 was 2.53%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at March 31, 2017 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Three Months Ended March 31,
	2017				2016
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	2,337	$24.21	$12.76		2,929	$24.47	$12.71
Granted	-	-	-		-	-	-
Forfeited	-	-	-		-	-	-
Exercised	-	-	-		-	-	-
Options outstanding, end of period	2,337	$24.21	$12.76	$-	2,929	$24.47	$12.71	$-
Options exercisable, end of period	2,337				1,730

The total number of shares underlying non-vested restricted stock was 31,210 and 47,348 at March 31, 2017 and 2016, respectively.

The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the stock incentive plan as of March 31, 2017 and 2016, was $515,568 and $841,163, respectively. The time based unamortized compensation of $307,584 is expected to be recognized over a weighted average period of 1.64 years.

Stock-based compensation expense was approximately $21,000 and $167,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (dollars in thousands):

	Fair Value Measurement
	at March 31, 2017 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$32,255	$-	$32,255	$-
Mortgage-backed securities	11,229	-	11,229	-

Financial Assets - Non-Recurring
Impaired loans	12,379	-	11,390	989
Assets held for sale	841	-	-	841
Real estate owned	1,508	-	1,508	-

	Fair Value Measurement
	at December 31, 2016 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$32,246	$2,103	$30,143	$-
Mortgage-backed securities	11,648	9,450	2,198	-

Financial Assets - Non-Recurring
Impaired loans	15,441	-	14,467	974
Assets held for sale	841	-	-	841
Real estate owned	2,926	-	2,926	-

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value at March 31, 2017 and December 31, 2016 (dollars in thousands):

March 31, 2017
Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
(In thousands)

Impaired loans - real estate secured	$367	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)
Impaired loans - non-real estate secured	$622	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of marketability or practical life	0%-50% (20%)
Real estate owned	$-	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

Assets held for sale	$841	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally included various level 3 inputs which are not identifiable
(2)	Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances

December 31, 2016
Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
(In thousands)

Impaired loans - real estate secured	$517	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)
Impaired loans - non-real estate secured	$457	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of marketability or practical life	0%-50% (20%)
Real estate owned	$-	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

Assets held for sale	$841	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

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

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

		March 31,		December 31,
		2017		2016
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$14,929	$14,929	$10,848	$10,848
Cash equivalents	Level 2	9,940	9,940	948	948
Investment securities available for sale	Level 1	-	-	11,553	11,553
Investment securities available for sale	Level 2	43,484	43,484	32,341	32,341
Federal Home Loan Bank stock	Level 2	712	712	512	512
Loans held for sale	Level 2	7,334	7,334	14,784	14,784
Loans	Level 2	327,525	327,788	321,659	322,386
Impaired loans	Level 2	11,390	11,390	14,467	14,467
Impaired loans	Level 3	989	989	974	974
Assets held for sale	Level 3	841	841	841	841
Other real estate owned	Level 2	1,508	1,508	2,926	2,926
Bank owned life insurance	Level 3	7,132	7,132	7,093	7,093
Accrued interest receivable	Level 2	2,192	2,192	2,274	2,274

Financial liabilities
Deposits	Level 2	388,608	389,024	383,277	383,985
FHLB borrowings	Level 2	7,400	7,400	2,400	2,402
Trust preferred securities	Level 2	8,764	9,305	8,764	8,565
Other borrowings	Level 2	78	78	81	81
Accrued interest payable	Level 2	73	73	70	70

Note 10 – Segment Reporting

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

The following table presents segment information as of and for the three months ended March 31, 2017 and 2016 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended March 31, 2017

Revenues
Interest income	$4,073	$65	$(6)	$4,132
Gain on sale of loans	-	1,376	-	1,376
Other revenues	551	133	(44)	640
Total revenues	4,624	1,574	(50)	6,148

Expenses
Interest expense	639	6	(6)	639
Salaries and benefits	2,018	991	-	3,009
Commissions	-	366	-	366
Other expenses	1,376	253	(44)	1,585
Total operating expenses	4,033	1,616	(50)	5,599

Income before income taxes	$591	$(42)	$-	$549

Total assets	$454,583	$10,570	$(13,824)	$451,329

Three Months Ended March 31, 2016

Revenues
Interest income	$3,830	$81	$(13)	$3,898
Gain on sale of loans	-	1,146	-	1,146
Other revenues	1,007	96	(53)	1,050
Total revenues	4,837	1,323	(66)	6,094

Expenses
Interest expense	639	13	(13)	639
Salaries and benefits	1,885	774	-	2,659
Commissions	-	249	-	249
Other expenses	1,943	255	(53)	2,145
Total operating expenses	4,467	1,291	(66)	5,692

Income (loss) before income taxes	$370	$32	$-	$402

Total assets	$427,401	$9,007	$(13,418)	$422,990

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

In accordance with the Company’s prior Written Agreement with the Federal Reserve Bank of Richmond (the “Reserve Bank”), the Company had been deferring quarterly cash dividends on the preferred stock since May 2011. The Written Agreement was terminated by the Reserve Bank as of July 28, 2016. With the termination of the Written Agreement, the Company is not required to defer the quarterly cash dividends on the preferred stock. At March 31 2017, the aggregate amount of the Company’s total accrued dividend payments on the preferred stock was $55,000 and reflected as a reduction of retained earnings.

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

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies. The capital amounts and ratios at March 31, 2017 and December 31, 2016 for the Bank are presented in the table below (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2017
Total capital (to risk- weighted assets) Village Bank	$45,780	14.22%	$25,757	8.00%	$31,197	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	42,408	13.17%	12,879	4.00%	19,318	6.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	42,408	9.79%	17,322	4.00%	21,653	5.00%

Common equity tier 1 (to risk- weighted assets) VillageBank	42,408	13.17%	14,488	4.50%	20,928	6.50%

December 31, 2016
Total capital (to risk- weighted assets) Village Bank	$49,225	15.33%	$25,693	8.00%	$32,117	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	45,852	14.28%	12,847	4.00%	19,270	6.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	45,852	10.47%	17,523	4.00%	21,903	5.00%

Common equity tier 1 (to risk- weighted assets) VillageBank	45,852	14.28%	14,452	4.50%	20,876	6.50%

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

The Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2017	2016

Undisbursed credit lines	$52,029	$55,315
Commitments to extend or originate credit	26,529	16,467
Standby letters of credit	4,751	4,397

Total commitments to extend credit	$83,309	$76,179

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

Each quarter, the Company weighs both the positive and negative information with respect to realization of the net deferred tax asset and analyzes its position as to whether or not a valuation allowance is required. Over the past several quarters, the positive information has been increasing while the negative information has been decreasing. Over the last eight quarters, the Company has demonstrated consistent earnings while its level of non-performing assets, which was the primary cause of the Company’s losses, has steadily decreased. Additionally, the Reserve Bank, the FDIC and the Virginia Bureau of Financial Institutions have terminated their formal agreements with the Company and the Bank, reducing regulatory risk.

Given the consistent earnings and improving asset quality, the Company’s analysis concluded that, it is more likely than not that the Company will generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax asset.

There was a $134,000 income tax expense recorded for the three month period ended March 31, 2017 compared to no tax expense for the three month period ended March 31, 2016. The Company recognized an income tax benefit of $11,172,000 for the year ended December 31, 2016. The income tax benefit in 2016 was due to the reversal of the valuation allowance previously recorded against the net deferred tax asset as of September 30, 2016, offset by tax on pretax earnings for 2016 of $825,000.

The net operating losses available to offset future taxable income amounted to $23,420,000 at March 31, 2017 and begin expiring in 2028; $1,257,000 of such amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $908,000 per year.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense of approximately $85,000 and $19,000 for the three months ended March 31, 2017 and March 31, 2016, respectively.

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

In August 2015, the FASB issued ASU 2014-09 changing the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017 from December 15, 2016. The Company’s primary source of revenue is interest income from loans and their fees. As these items are outside the scope of the guidance, this income is not expected to be impacted by implementation of ASU 2014-09. The Company is still reviewing other sources of income such as secondary market lending fees and other deposit account fees to evaluate the impact of ASU 2014-09. Although the Company continues to evaluate the impact that ASU 2014-09 will have on its consolidated financial statements at this time we believe the adoption of this standard will not have a significant impact on the Company’s consolidated financial statements..

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

In March 2016, the FASB issued ASU No. 2016-09 “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted; however if the Company elects to early adopt, then all amendments must be adopted in the same period. The Company has concluded the adoption of ASU No. 2016-09 did not have a material impact on its consolidated financial statements.

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

In March 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-08 “Receivables – Nonrefundable Fees and Other Cost (Subtopic 310-20), Premium Amortization on Purchased Callable Debit Securities.” These amendments shorten the amortization period for certain callable debit securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does have exposure and is assessing the impact of ASU 2017-08 and may choose early adoption. Overall, the Company does not expect it to have a material impact on its accounting.

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

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at March 31, 2017 and December 31, 2016 and the results of operations for the Company for the three months ended March 31, 2017 and 2016. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended March 31, 2017, the Company had net income of $415,000 and net income available to common shareholders of $257,000, or $0.18 per fully diluted share, compared to net income of $402,000 and net income available to common shareholders of $224,000, or $0.16 per fully diluted share, for the same period in 2016.

There were significant changes in income and expense items when comparing 2017 and 2016 results. The more significant changes are reflected in the following table (in thousands):

Q1 2017
Compared to
Q1 2016
Increase (decrease) in
Net interest income	$234
Gains on loan sales	230
Gains on sale of investments	(118)
Rental income	(320)
(Increase) decrease in
Salaries and benefits	(350)
Commissions	(117)
Occupancy	181
Cease use lease obligation	125
Expenses related to foreclosed real estate	293

$158

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

	For the Three Months Ended March 31,
	2017	2016	Change
	(dollars in thousands)

Average interest-earning assets	$395,994	$361,168	$34,826
Interest income	$4,132	$3,898	$234
Yield on interest-earning assets	4.23%	4.34%	(0.11)%
Average interest-bearing liabilities	$302,707	$303,080	$(373)
Interest expense	$639	$639	$-
Cost of interest-bearing liabilities	0.86%	0.85%	0.01%
Net interest income	$3,493	$3,259	$234
Net interest margin	3.58%	3.63%	(0.05)%

The increase in net interest income of $234,000 in the first quarter of 2017 was a result of positive movements in interest income. Interest income increased by $234,000 with interest income on loans increasing by $209,000 and interest income on investments increasing by $43,000. The increase in interest income on loans was attributable to an increase in average loans outstanding of $30,008,000. The increase in interest income on securities was due to an increase in average investment securities of $12,130,000. Interest expense remained steady as result of a minimal decline in average interest bearing liabilities of $373,000.

The following table illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders' equity and related income, expense and corresponding weighted-average yields and rates (dollars in thousands). The average balances used in these tables and other statistical data were calculated using daily average balances. We had no tax exempt interest-earning assets for the periods presented.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$341,088	$3,893	4.63%	$311,080	$3,684	4.76%
Loans held for sale	6,528	65	4.04%	7,980	81	4.08%
Investment securities	43,704	163	1.51%	31,574	120	1.53%
Federal funds and other	4,674	11	0.95%	10,534	13	0.50%
Total interest earning assets	395,994	4,132	4.23%	361,168	3,898	4.34%

Allowance for loan losses and deferred fees	(3,389)			(3,643)
Cash and due from banks	9,864			17,542
Premises and equipment, net	12,766			13,659
Other assets	25,735			31,759
Total assets	$440,970			$420,485

Interest bearing deposits
Interest checking	$43,453	$19	0.18%	$43,893	$20	0.18%
Money market	72,418	68	0.38%	65,961	60	0.37%
Savings	21,802	9	0.17%	19,631	9	0.18%
Certificates	152,746	470	1.25%	158,632	510	1.29%
Total	290,419	566	0.79%	288,117	599	0.84%
Borrowings	12,288	73	2.41%	14,963	40	1.08%
Total interest bearing liabilities	302,707	639	0.86%	303,080	639	0.85%
Noninterest bearing deposits	88,870			77,519
Other liabilities	5,809			8,820
Total liabilities	397,386			389,419
Equity capital	43,584			31,066
Total liabilities and capital	$440,970			$420,485

Net interest income before provision for loan losses		$3,493			$3,259

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.38%			3.49%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.58%			3.63%

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

The Company did not record a provision for loan losses for the three months ended March 31, 2017 and 2016.

The provision for (recovery of) loan losses by category is presented following (in thousands):

					For Year Ended
	Three Months Ended March 31,				December 31,
	2017		2016		2016
		Average		Average		Average
	Provision	Loans	Provision	Loans	Provision	Loans
	(Recovery)	Outstanding	(Recovery)	Outstanding	(Recovery)	Outstanding

Construction and land development	$(51)	$34,851	$75	$31,629	$19	$33,862
Commercial real estate	(19)	136,866	(379)	119,910	(730)	133,099
Consumer real estate	49	79,546	(111)	83,821	(146)	81,250
Commercial and industrial	66	41,408	(23)	22,237	44	39,390
Guaranteed student loans	(11)	46,381	63	51,717	149	47,398
Consumer	5	2,036	(2)	1,766	10	2,101
Unallocated	(39)	-	377	-	654	-

	$-	$341,088	$-	$311,080	$-	$337,100

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. We concluded that the unallocated portion of the allowance was acceptable given the continued higher level of classified assets and was within a reasonable range around the estimate of losses. The allowance for loan losses included an unallocated portion of approximately $674,000 and $713,000 at March 31, 2017 and December 31, 2016, respectively.

Discussion of the recovery of loan losses related to specific loan types are provided following:

•	The activity in the provision for (recovery of) loan losses for the three months ended March 31, 2017 was not significant.

•	The recovery of loan losses totaling $730,000 and $379,000 for the commercial real estate portfolio for the year ended December 31, 2016 and three months ended March 31, 2016, respectively, was attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.57% in 2015 to 0.41% at March 31, 2016 and to 0.20% at December 31, 2016. In addition, the portfolio was in a net-recovery position of $111,000 and $126,000 at December 31, 2016 and March 31, 2016, respectively.

•	The recovery of loan losses totaling $146,000 and $111,000 for the consumer real estate portfolio for the year ended December 31, 2016 and three months ended March 31, 2016, respectively, was also attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.24% in 2015 to 0.03% at March 31, 2016 and to a net recovery position of 0.01% at December 31, 2016.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, gains and losses on sale of mortgage loans and securities held for sale, and rental income primarily on our previous headquarters building. The most significant noninterest income item has been gain on loan sales generated by the mortgage company, representing 68% and 52% for the three month periods ended March 31, 2017 and 2016, respectively.

	For the Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(dollars in thousands)

Service charges and fees	$559	$536	$23	4.3%
Gain on sale of loans	1,376	1,146	230	20.1%
Gain (loss) on sale of investment securities	(9)	109	(118)	(108.3)%
Rental income	-	320	(320)	(100.0)%
Other	90	85	5	5.9%
Total noninterest income	$2,016	$2,196	$(180)	(8.2)%

•	The increase in gain on sale of loans is due to increased activity by our mortgage banking segment as the mortgage market has been more favorable during the three months ended March 31, 2017. The gain on sale is recognized at the date of sale to the investor and mortgage loan sales increased from $37,624,000 for the three months ended March 31, 2016 to $44,633,000 for the three months ended March 31, 2017.
•	The Company sold approximately $2 million and $11 million in investment securities resulting in a loss of $9,000 and a gain of $109,000 during the first quarter of 2017 and 2016, respectively. These sales resulted from management’s efforts to reduce interest rate risk in our investment portfolio.
•	The decline in rental income is a result of the sale of our previous headquarters building in June 2016 that generated rental income from nonrelated entities.

Noninterest expense

	For the Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(dollars in thousands)

Salaries and benefits	$3,009	$2,659	$350	13.2%
Commissions	366	249	117	47.0%
Occupancy	267	448	(181)	(40.4)%
Equipment	183	183	-	0.0%
Cease use lease obligation	(125)	-	(125)	(100.0)%
Supplies	56	79	(23)	(29.1)%
Professional and outside services	786	718	68	9.5%
Advertising and marketing	89	85	4	4.7%
Foreclosed assets, net	(192)	101	(293)	(290.1)%
FDIC insurance premium	69	62	7	11.3%
Other operating expense	452	469	(17)	(3.6)%
Total noninterest income	$4,960	$5,053	$(93)	(1.8)%

•	The increase in salaries and benefits was due to staffing changes in key management positions.
•	The increase in commissions was due to higher mortgage loan production during the first quarter of 2017 compared to 2016.
•	Occupancy declined due to the sale of our previous headquarters building in June 2016.
•	During the fourth quarter of 2016, the Company recorded a loss from branch consolidation of $252,000 related to a future lease obligation, which was settled for a lower amount late in the first quarter of 2017 resulting in a partial recovery of $125,000.
•	The decrease in expense related to foreclosed real estate was due to recognition of gains on the sale of foreclosed assets of $218,000 during the first quarter of 2017.

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

Each quarter, the Company weighs both the positive and negative information with respect to realization of the net deferred tax asset and analyzes its position as to whether or not a valuation allowance is required. Over the past several quarters, the positive information has been increasing while the negative information has been decreasing. Over the last eight quarters, the Company has demonstrated consistent earnings while its level of non-performing assets, which was the primary cause of the Company’s losses, has steadily decreased. Additionally, the Reserve Bank, the FDIC and the Virginia Bureau of Financial Institutions have terminated their formal agreements with the Company and the Bank, reducing regulatory risk.

Given the consistent earnings and improving asset quality, the Company’s analysis concluded that, it is more likely than not that the Company will generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax asset.

The net operating losses available to offset future taxable income amounted to $23,420,000 at March 31, 2017 and begin expiring in 2028; $1,257,000 of such amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $908,000 per year.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense of approximately $85,000 and $19,000 for the three months ended March 31, 2017 and March 31, 2016, respectively.

Balance Sheet Analysis

Investment securities

At March 31, 2017 and December 31, 2016, all of our investment securities were classified as available for sale. Investment securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments, and thus believes that any impairment in value is interest rate related and therefore temporary. Available for sale securities included net unrealized losses of $319,000 and $276,000 at March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, management does not intend to sell any of the securities classified as available for sale and which have unrealized losses, and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

The Company sold approximately $2 million and $11 million of investment securities available for sale at a loss of $9,000 and a gain of $109,000 during the first quarter of 2017 and 2016, respectively. The sale of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to the anticipated upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity. In February 2017, the Company purchased approximately $2 million in investment securities available for sale to invest liquidity in higher yielding assets. The securities purchased have durations of less than five years to minimize exposure to upward movement in interest rates and, in some cases, have returning cash flows that can be reinvested should interest rates rise.

The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands).

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
March 31, 2017
US Government Agencies
One to five years	$27,400	$27,589	$-	$(191)	$27,398	1.29%
Five to ten years	2,000	2,053	-	(15)	2,038	2.00%
More than ten years	2,824	2,830	-	(11)	2,819	1.36%
	32,224	32,472	-	(217)	32,255	1.34%
Mortgage-backed securities
One to five years	3,994	4,087	-	(14)	4,073	1.45%
More than ten years	7,355	7,243	1	(88)	7,156	2.40%
	11,349	11,330	1	(102)	11,229	2.07%

Total investment securities	$43,573	$43,802	$1	$(319)	$43,484	1.52%

December 31, 2016
US Government Agencies
One to five years	$29,400	$29,607	$-	$(213)	$29,394	1.25%
More than ten years	2,862	2,868	-	(16)	2,852	1.08%
	32,262	32,475	-	(229)	32,246	1.24%
Mortgage-backed securities
One to five years	3,457	3,524	-	(33)	3,491	1.78%
More than ten years	8,253	8,170	1	(14)	8,157	2.16%
	11,710	11,694	1	(47)	11,648	2.05%

Total investment securities	$43,972	$44,169	$1	$(276)	$43,894	1.45%

Loans

A management objective is to maintain the quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies include seeking industry, loan type and loan size diversification in order to minimize credit concentration risk. Management also focuses on originating loans in markets with which the Company is familiar. Additionally, as a significant amount of the loan losses we have experienced in the past is attributable to construction and land development loans, our strategy has shifted from reducing this type of lending to closely managing the quality and concentration in these loan types.

Approximately 73% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. We are much less reliant on real estate secured lending than was the case in 2012 when 90% of our loan portfolio consisted of this type of lending. Approximately 13% of the loan portfolio consists of rehabilitated student loans purchased by the Bank in 2016, 2015 and 2014 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 13% of all loans. Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

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

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	%	Amount	%
Construction and land development
Residential	$6,699	1.97%	$6,770	2.01%
Commercial	29,141	8.57%	27,092	8.04%
	35,840	10.54%	33,862	10.05%
Commercial real estate
Owner occupied	70,601	20.78%	66,021	19.59%
Non-owner occupied	57,729	16.98%	57,944	17.19%
Multifamily	6,836	2.01%	8,824	2.62%
Farmland	297	0.09%	310	0.09%
	135,463	39.86%	133,099	39.49%
Consumer real estate
Home equity lines	19,771	5.82%	20,691	6.14%
Secured by 1-4 family residential,
First deed of trust	52,324	15.39%	54,791	16.25%
Second deed of trust	5,746	1.69%	5,768	1.71%
	77,841	22.90%	81,250	24.10%
Commercial and industrial loans
(except those secured by real estate)	43,425	12.78%	39,390	11.68%
Guaranteed student loans	45,364	13.35%	47,398	14.06%
Consumer and other	1,971	0.57%	2,101	0.62%

Total loans	339,904	100.0%	337,100	100.0%
Deferred loan cost, net	671		660
Less: allowance for loan losses	(3,372)		(3,373)

	$337,203		$334,387

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and,

•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

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

The allowance for loan losses at March 31, 2017 was $3,372,000, compared to $3,373,000 at December 31, 2016. The ratio of the allowance for loan losses to core portfolio loans (excluding government guaranteed loans, net of unearned income and excluding mortgage loans held for sale) at March 31, 2017 and December 31, 2016 was 1.15% and 1.16%, respectively. We believe the amount of the allowance for loan losses at March 31, 2017 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (dollars in thousands):

Analysis of Allowance for Loan Losses
(In thousands)
	Three Months Ended
	March 31,
	2017	2016

Beginning balance	$3,373	$3,562
Provision for loan losses	-	-
Charge-offs
Consumer real estate
Secured by 1-4 family residential
First deed of trust	-	(27)
Guaranteed student loans	(42)	(87)
Consumer and other	(1)	(1)
	(43)	(115)
Recoveries
Construction and land development
Residential	-	1
Commercial real estate
Owner occupied	13
Non-owner occupied	-	1
Farmland	-	125
Consumer real estate
Home equity lines	1	1
Secured by 1-4 family residential
First deed of trust	18	6
Second deed of trust	5	5
Commercial and industrial (except those secured by real estate)	3	24
Consumer and other	2	1
	42	164
Net charge-offs	(1)	49

Ending balance	$3,372	$3,611

Loans outstanding at end of period(1)	$340,575	$313,934

Loans outstanding at end of period, excluding guaranteed loans	$283,866	$255,578

Ratio of allowance for loan losses as a percent of loans outstanding at end of period	0.99%	1.15%

Ratio of allowance for loan losses as a percent of loans outstanding at end of period, excluding guaranteed loans	1.15%	1.33%

Average loans outstanding for the period(1)	$341,087	$311,080
Ratio of net charge-offs to average loans outstanding for the period	0.00%	(0.02)%

(1) Loans are net of unearned income.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	March 31,	December 31,	March 31,
	2017	2016	2016

Nonaccrual loans	$2,538	$2,402	$3,218
Foreclosed properties	1,508	2,926	6,134
Total nonperforming assets	$4,046	$5,328	$9,352

Restructured loans (not included in nonaccrual loans above)	$9,689	$10,154	$13,783

Loans past due 90 days and still accruing (1)	$6,930	$8,174	$8,436

Nonperforming assets to loans (2)	1.19%	1.58%	3.00%

Nonperforming assets to total assets (3)	0.9%	1.2%	2.2%

Allowance for loan losses to nonaccrual loans	132.9%	140.4%	112.2%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

(3) Nonperforming assets excludes performing troubled debt restructurings.

The following table presents an analysis of the changes in nonperforming assets for the three months ended March 31, 2017 (dollars in thousands):

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2016	$2,402	$2,926	$5,328
Additions	261	-	261
Loans placed back on accrual	(75)	-	(75)
Transfers to OREO	-	-	-
Repayments	(50)	-	(50)
Charge-offs	-	(15)	(15)
Sales	-	(1,403)	(1,403)

Balance March 31, 2017	$2,538	$1,508	$4,046

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

Of the total nonaccrual loans of $2,538,000 at March 31, 2017 that were considered impaired, eight loans totaling $804,000 had specific allowances for loan losses totaling $170,000. This compares to $2,402,000 in nonaccrual loans at December 31, 2016 of which eight loans totaling $660,000 had specific allowances for loan losses of $97,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $129,000 and $136,000 for the three months ended March 31, 2017 and 2016, respectively.

Deposits

Deposits as of March 31, 2017 and December 31, 2016 were as follows (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	%	Amount	%

Demand accounts	$95,472	24.6%	$92,574	24.2%
Interest checking accounts	44,040	11.3%	44,390	11.6%
Money market accounts	73,142	18.8%	71,290	18.6%
Savings accounts	27,601	7.1%	26,598	6.9%
Time deposits of $250,000 and over	12,803	3.3%	13,372	3.5%
Other time deposits	135,550	34.9%	135,053	35.2%

Total	$388,608	100.0%	$383,277	100.0%

Total deposits increased by $5,331,000, or 1.4%, from $383,277,000 at December 31, 2016 to $388,608,000 at March 31, 2017, as compared to a decrease of $4,236,000, or 1.2%, during the first three months of 2016. Checking and savings accounts increased by $3,551,000, money market accounts increased by $1,852,000 and time deposits decreased by $72,000. The cost of our interest-bearing deposits decreased to 0.79% for the first three months of 2017 compared to 0.84% for the first three months of 2016.

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

As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $7,400,000 and $2,400,000 at March 31, 2017 and December 31, 2016, respectively. The FHLB advances are secured by the pledge of investment securities and loans. Available borrowings at March 31, 2017 were approximately $19 million based on currently pledged collateral. However, with additional pledges, the Company could be granted up to 25% of assets in advances

Capital resources

On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under the TARP Program. The TARP Program was a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers. Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and warrants to purchase 31,190 shares of the Company’s common stock at a purchase price of $70.88 per share. The preferred stock issued by the Company under the TARP Program carried a 5% dividend until May 1, 2014, and now carries a 9% dividend. In November 2013, the Company participated in a successful auction of the Company’s preferred stock securities by the U.S. Treasury that resulted in the purchase of the securities by private and institutional investors. The U.S. Treasury continues to own the Warrants. This freed the Company from some constraints and costs that were in place while the U.S. Treasury held the securities.

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

The Company was previously prohibited by its Written Agreement with the Reserve Bank from paying dividends on capital stock, including the Series A preferred stock, or interest payments on the trust preferred capital notes without prior regulatory approval. The Written Agreement was terminated by the Reserve Bank as of July 28, 2016. With the termination of the Written Agreement, the Company is not required to defer the quarterly cash dividends on the Series A preferred stock. At March 31, 2017, the aggregate amount of the Company’s total accrued dividend payments on the preferred stock was $55,000 and reflected as a reduction of retained earnings. This amount was accrued for and included in other liabilities on the Balance Sheet in the Consolidated Financial Statements.

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

On December 22, 2015, the Bank received notification from the FDIC and the Virginia Bureau of Financial Institutions (the “BFI”) that the Consent Order under which the Bank had been operating since February 3, 2012 was terminated effective December 14, 2015. The Consent Order was terminated as a result of the steps the Company and the Bank took to, among other things, improve asset quality, increase capital, augment management and board oversight, and increase earnings. In place of the Consent Order, the Bank’s board of directors made certain written assurances to the FDIC and BFI in the MOU concerning asset quality, earnings, regulatory violations, minimum capital levels, asset growth, restrictions on paying dividends and a requirement to furnish progress reports to the FDIC and BFI. Due to further improvements by the Company and the Bank in asset quality and earnings, and the correction of a prior Regulation W violation, the MOU was terminated effective May 12, 2016, and the Written Agreement was terminated effective July 28, 2016. With the terminations of the MOU and the Written Agreement, neither the Company nor the Bank is under any formal or informal agreements with its regulators.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2017	2016

Tier 1 capital
Total bank equity capital	$47,159	$50,231
Net unrealized loss on available-for-sale securities	210	181
Defined benefit postretirement plan	58	60
Dissallowed deferred tax asset	(5,019)	(4,619)
Disallowed intangible assets	-	(1)
Total Tier 1 capital	42,408	45,852

Tier 2 capital
Allowance for loan losses	3,372	3,373
Total Tier 2 capital	3,372	3,373

Total risk-based capital	45,780	49,225

Risk-weighted assets	$321,966	$321,166

Average assets	$433,053	$438,069

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	9.79%	10.47%
Common equity tier 1 capital ratio (CET 1)	13.17%	14.28%
Tier 1 capital to risk-weighted assets	13.17%	14.28%
Total capital to risk-weighted assets	14.22%	15.33%
Equity to total assets	10.52%	11.37%

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

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Bank is considered well-capitalized at March 31, 2017 and December 31, 2016.

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

At March 31, 2017, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $68,353,000, or 15% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, one security of approximately $1,043,000 is pledged against internal sweeps. Therefore, the related borrowings would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were no borrowings against the lines at March 31, 2017.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2017 was $11.7 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets. Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At March 31, 2017, we had commitments to originate $83,309,000 of loans. Fixed commitments to incur capital expenditures were approximately $400,000 at March 31, 2017. Certificates of deposit scheduled to mature in the 12-month period ending March 31, 2018 totaled $68,486,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

Real estate acquired in settlement of loans

Real estate acquired in settlement of loans represent properties acquired through foreclosure or physical possession.  Write-downs to fair value less cost to sell of foreclosed assets at the time of transfer are charged to allowance for loan losses.  Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance was $281,000 and $612,000 at March 31, 2017 and December 31, 2016, respectively. Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties.  The evaluation of these factors involves subjective estimates and judgments that may change.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2017. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: May 10, 2017	By:	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

Date: May 10, 2017	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

