Form 10-Q
period 2017-06-30
Village Bank & Trust Financial Corp.
filed 2017-08-10
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

1,432,285 shares of common stock, $4.00 par value, outstanding as of July 31, 2017

Village Bank and Trust Financial Corp.

Form 10-Q

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
June 30, 2017 (Unaudited) and December 31, 2016
(in thousands, except share data)

	June 30,	December 31,
	2017	2016
Assets
Cash and due from banks	$15,623	$10,848
Federal funds sold	16,670	948
Total cash and cash equivalents	32,293	11,796
Investment securities available for sale	43,052	43,894
Loans held for sale	11,028	14,784
Loans
Outstandings	339,741	337,100
Allowance for loan losses	(3,267)	(3,373)
Deferred fees and costs, net	655	660
Total loans, net	337,129	334,387
Other real estate owned, net of valuation allowance	1,788	2,926
Assets held for sale	841	841
Premises and equipment, net	12,802	12,758
Bank owned life insurance	7,176	7,093
Accrued interest receivable	2,162	2,274
Other assets	13,984	14,049

	$462,255	$444,802

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$100,488	$92,574
Interest bearing	304,903	290,703
Total deposits	405,391	383,277
Federal Home Loan Bank advances	1,600	2,400
Long-term debt - trust preferred securities	8,764	8,764
Other borrowings	-	81
Accrued interest payable	64	70
Other liabilities	2,968	6,596
Total liabilities	418,787	401,188

Shareholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference, 1,000,000 shares authorized; 5,027 shares issued and outstanding at June 30, 2017 and 5,715 shares issued and outstanding at December 31, 2016	20	23
Common stock, $4 par value - 10,000,000 shares authorized; 1,429,346 shares issued and outstanding at June 30, 2017 and 1,428,261 shares issued and outstanding at December 31, 2016	5,643	5,629
Additional paid-in capital	58,064	58,643
Accumulated deficit	(20,791)	(21,172)
Common stock warrant	732	732
Stock in directors rabbi trust	(1,010)	(1,034)
Directors deferred fees obligation	1,010	1,034
Accumulated other comprehensive loss	(200)	(241)
Total shareholders' equity	43,468	43,614

	$462,255	$444,802

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income
Loans	$3,993	$3,804	$7,951	$7,569
Investment securities	165	69	328	189
Federal funds sold	34	14	45	28
Total interest income	4,192	3,887	8,324	7,786

Interest expense
Deposits	589	595	1,155	1,194
Borrowed funds	81	63	154	104
Total interest expense	670	658	1,309	1,298

Net interest income	3,522	3,229	7,015	6,488
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	3,522	3,229	7,015	6,488

Noninterest income
Service charges and fees	635	649	1,194	1,185
Gain on sale of loans	1,424	1,441	2,800	2,587
Gain on sale of asset held for sale	-	504	-	504
Gain (loss) on sale of investment securities	-	38	(9)	147
Rental income	-	262	-	582
Other	88	92	178	177
Total noninterest income	2,147	2,986	4,163	5,182

Noninterest expense
Salaries and benefits	3,048	2,759	6,058	5,418
Commissions	382	381	748	630
Occupancy	284	415	551	864
Equipment	177	193	360	376
Write down of assets held for sale	-	220	-	220
Cease use lease obligation	-	-	(125)	-
Supplies	62	72	117	151
Professional and outside services	727	758	1,512	1,476
Advertising and marketing	51	78	140	163
Foreclosed assets, net	30	70	(162)	171
FDIC insurance premium	69	135	138	197
Other operating expense	508	475	961	943
Total noninterest expense	5,338	5,556	10,298	10,609
			-
Income before income tax expense	331	659	880	1,061
Income tax expense	94	-	227	-

Net income	237	659	653	1,061

Preferred stock dividends and amortization of discount	(114)	(183)	(272)	(361)
Net income available to common shareholders	$123	$476	$381	$700

Earnings per share, basic	$0.09	$0.34	$0.27	$0.50
Earnings per share, diluted	$0.09	$0.34	$0.27	$0.50

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$237	$659	$653	$1,061
Other comprehensive income
Unrealized holding gains arising during the period	100	86	47	880
Tax effect	34	29	16	299
Net change in unrealized holding gains on securities available for sale, net of tax	66	57	31	581

Reclassification adjustment
Reclassification adjustment for (gains) losses realized in income	-	(38)	9	(147)
Tax effect	-	(13)	3	(50)
Reclassification for (gains) losses included in net income, net of tax	-	(25)	6	(97)

Minimum pension adjustment	3	3	6	6
Tax effect	1	1	2	2
Minimum pension adjustment, net of tax	2	2	4	4

Total other comprehensive income	68	34	41	488

Total comprehensive income	$305	$693	$694	$1,549

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Shareholders' Equity
Six Months Ended June 30, 2017 and 2016
(Unaudited)
(in thousands)

							Directors	Accumulated
			Additional	Retained		Stock in	Deferred	Other
	Preferred	Common	Paid-in	Earnings		Directors	Fees	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, December 31, 2016	$23	$5,629	$58,643	$(21,172)	$732	$(1,034)	$1,034	$(241)	$43,614
Preferred stock redemption	(3)	-	(685)	-	-	-	-	-	(688)
Preferred stock dividend	-	-	-	(272)	-	-	-	-	(272)
Restricted stock redemption	-	-	-	-	-	24	(24)	-	-
Issuance of common stock	-	14	(14)	-	-	-	-	-	-
Stock based compensation	-	-	120	-	-	-	-	-	120
Minimum pension adjustment (net of income taxes of $1)	-	-	-	-	-	-	-	4	4
Net income	-	-	-	653	-	-	-	-	653
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	37	37

Balance, June 30, 2017	$20	$5,643	$58,064	$(20,791)	$732	$(1,010)	$1,010	$(200)	$43,468

Balance, December 31, 2015	$23	$5,562	$58,497	$(33,948)	$732	$(1,034)	$1,034	$(507)	$30,359
Preferred stock dividend	-	-	-	(361)	-	-	-	-	(361)
Issuance of common stock	-	41	(41)	-	-	-	-	-	-
Stock based compensation	-	-	167	-	-	-	-	-	167
Minimum pension adjustment (net of income taxes of $1)	-	-	-	-	-	-	-	4	4
Net income	-	-	-	1,061	-	-	-	-	1,061
Change in unrealized gain (loss) on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	484	484

Balance, June 30, 2016	$23	$5,603	$58,623	$(33,248)	$732	$(1,034)	$1,034	$(19)	$31,714

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2017 and 2016
(Unaudited)
(in thousands)

	2017	2016

Cash Flows from Operating Activities
Net income	$653	$1,061
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	368	412
Deferred income taxes	226	340
Valuation allowance (recovery) on net deferred tax asset	-	(340)
Write-down of other real estate owned	351	383
Valuation allowance other real estate owned	(331)	(294)
Write-down of assets held for sale	-	220
(Gain) loss on securities sold	9	(147)
Gain on loans sold	(2,800)	(2,587)
Gain on sale of assets held for sale	-	(504)
Loss on sale and disposal of premises and equipment	-	2
Gain on sale of other real estate owned	(218)	(55)
Stock compensation expense	120	167
Proceeds from sale of mortgage loans	88,924	87,942
Origination of mortgage loans for sale	(82,368)	(87,146)
Amortization of premiums and accretion of discounts on securities, net	43	88
Decrease in interest receivable	112	98
Increase in bank owned life insurance	(83)	(93)
Iincrease in other assets	(177)	(997)
Decrease in interest payable	(6)	(1,266)
Decrease in other liabilities	(984)	(634)
Net cash provided by (used in) operating activities	3,839	(3,350)

Cash Flows from Investing Activities
Purchases of available for sale securities	(2,055)	-
Proceeds from the sale or calls of available for sale securities	2,902	17,551
Proceeds from the sale of assets held for sale	-	7,338
Net increase in loans	(3,027)	(12,052)
Proceeds from sale of other real estate owned	1,621	2,819
Purchases of premises and equipment	(412)	(391)
Net cash provided by (used in) investing activities	(971)	15,265

Cash Flows from Financing Activities
Redeemption of preferred stock	(688)	-
Payment of preferred dividends	(2,916)	-
Net increase in deposits	22,114	2,776
Net decrease in Federal Home Loan Bank advances	(800)	(2,800)
Net decrease in other borrowings	(81)	(192)
Net cash provided by (used in) financing activities	17,629	(216)

Net increase in cash and cash equivalents	20,497	11,699
Cash and cash equivalents, beginning of period	11,796	17,262

Cash and cash equivalents, end of period	$32,293	$28,961

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$1,315	$2,552
Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$285	$268
Bank financed sale of asset held for sale	$-	$4,912
Dividends on preferred stock accrued	$272	$361

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

Note 1 - Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 2017 is not necessarily indicative of the results to be expected for the full year ending December 31, 2017. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (“SEC”).

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Note 3 - Earnings per common share

The following table presents the basic and diluted earnings per common share computation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net income - basic and diluted	$237	$659	$653	$1,061
Preferred stock dividend	(114)	(183)	(272)	(361)
Net income available to common shareholders	$123	$476	$381	$700

Denominator
Weighted average shares outstanding - basic	1,430	1,422	1,429	1,420
Dilutive effect of common stock options and restricted stock awards	-	-	-	-

Weighted average shares outstanding - diluted	1,430	1,422	1,429	1,420

Earnings per share - basic	$0.09	$0.34	$0.27	$0.50
Earnings per share - diluted	$0.09	$0.34	$0.27	$0.50

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 2,337 shares were not included in computing diluted earnings per share for the three and six months ended June 30, 2017, and stock options for 2,616 were not included in computed diluted earnings per share for the three and six months ended June 30, 2016, because their effects were anti-dilutive.

Note 4 – Investment securities available for sale

At June 30, 2017 and December 31, 2016, all of our securities were classified as available for sale. The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands):

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
June 30, 2017
US Government Agencies
One to five years	$27,400	$27,574	$-	$(153)	$27,421	1.29%
Five to ten years	2,000	2,051	-	(10)	2,041	2.00%
More than ten years	2,695	2,700	-	(12)	2,688	1.53%
	32,095	32,325	-	(175)	32,150	1.35%
Mortgage-backed securities
One to five years	3,795	3,880	-	(19)	3,861	1.44%
More than ten years	7,173	7,065	1	(25)	7,041	2.38%
	10,968	10,945	1	(44)	10,902	2.06%

Total investment securities	$43,063	$43,270	$1	$(219)	$43,052	1.53%

December 31, 2016
US Government Agencies
One to five years	$29,400	$29,607	$-	$(213)	$29,394	1.25%
More than ten years	2,862	2,868	-	(16)	2,852	1.08%
	32,262	32,475	-	(229)	32,246	1.24%
Mortgage-backed securities
One to five years	3,457	3,524	-	(33)	3,491	1.78%
More than ten years	8,253	8,170	1	(14)	8,157	2.16%
	11,710	11,694	1	(47)	11,648	2.05%

Total investment securities	$43,972	$44,169	$1	$(276)	$43,894	1.45%

There were no investment securities pledged to secure deposit repurchase agreements at June 30, 2017 and approximately $1,050,000 at December 31, 2016.

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the periods indicated (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Gross realized gains	$-	$38	$-	$147
Gross realized losses	-	-	(9)	-

	$-	$38	$(9)	$147

The Company sold approximately $2 million of investment securities available for sale at a loss of $9,000 for the six months ended June 30, 2017. The Company sold approximately $6 and $17 million of investment securities for the three and six months ended June 30, 2016 resulting in a net gain of $38,000 and $147,000, respectively. The sale of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to the anticipated upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity.

Investment securities available for sale that have an unrealized loss position at June 30, 2017 and December 31, 2016 are detailed below (dollars in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2017
US Government Agencies	$29,462	$(163)	$2,688	$(12)	$32,150	$(175)
Mortgage-backed securities	10,833	(44)	-	-	10,833	(44)

	$40,295	$(207)	$2,688	$(12)	$42,983	$(219)

December 31, 2016
US Government Agencies	$27,291	$(213)	$2,852	$(16)	$33,143	$(229)
Mortgage-backed securities	9,450	(47)	-	-	9,450	(47)

	$36,741	$(260)	$2,852	$(16)	$42,593	$(276)

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2017.

Note 5 – Loans and allowance for loan losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	%	Amount	%
Construction and land development
Residential	$6,242	1.84%	$6,770	2.01%
Commercial	28,708	8.45%	27,092	8.04%
	34,950	10.29%	33,862	10.05%
Commercial real estate
Owner occupied	72,430	21.32%	66,021	19.59%
Non-owner occupied	59,387	17.48%	57,944	17.19%
Multifamily	6,277	1.85%	8,824	2.62%
Farmland	299	0.09%	310	0.09%
	138,393	40.74%	133,099	39.49%
Consumer real estate
Home equity lines	20,512	6.04%	20,691	6.14%
Secured by 1-4 family residential,
First deed of trust	51,353	15.12%	54,791	16.25%
Second deed of trust	5,635	1.65%	5,768	1.71%
	77,500	22.81%	81,250	24.10%
Commercial and industrial loans (except those secured by real estate)	43,491	12.80%	39,390	11.68%
Guaranteed student loans	43,422	12.78%	47,398	14.06%
Consumer and other	1,985	0.58%	2,101	0.62%

Total loans	339,741	100.0%	337,100	100.0%
Deferred loan cost, net	655		660
Less: allowance for loan losses	(3,267)		(3,373)

	$337,129		$334,387

The Bank purchased portfolios of rehabilitated student loans guaranteed by the Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the Federal Home Loan Bank of Atlanta (“FHLB”) as part of their lending arrangement with the Company totaled $30,668,000 and $27,073,000 at June 30, 2017 and December 31, 2016, respectively.

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any;
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable; and

•	Loans rated 6 or 7 are considered “Classified” loans for regulatory classification purposes.

The following tables provide information on the risk rating of loans at the dates indicated (dollars in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
June 30, 2017
Construction and land development
Residential	$6,242	$-	$-	$-	$6,242
Commercial	27,460	1,148	100	-	28,708
	33,702	1,148	100	-	34,950
Commercial real estate
Owner occupied	64,887	3,960	3,583	-	72,430
Non-owner occupied	58,738	649	-	-	59,387
Multifamily	6,094	183	-	-	6,277
Farmland	299	-	-	-	299
	130,018	4,792	3,583	-	138,393
Consumer real estate
Home equity lines	19,263	208	1,041	-	20,512
Secured by 1-4 family residential
First deed of trust	47,079	2,384	1,890	-	51,353
Second deed of trust	5,282	208	145	-	5,635
	71,624	2,800	3,076	-	77,500
Commercial and industrial loans (except those secured by real estate)	42,794	10	687	-	43,491
Guaranteed student loans	43,422			-	43,422
Consumer and other	1,933	42	10	-	1,985

Total loans	$323,493	$8,792	$7,456	$-	$339,741

December 31, 2016
Construction and land development
Residential	$6,770	$-	$-	$-	$6,770
Commercial	25,342	1,648	102	-	27,092
	32,112	1,648	102	-	33,862
Commercial real estate
Owner occupied	58,788	3,565	3,668	-	66,021
Non-owner occupied	57,944	-	-	-	57,944
Multifamily	8,634	190	-	-	8,824
Farmland	310	-	-	-	310
	125,676	3,755	3,668	-	133,099
Consumer real estate
Home equity lines	19,501	487	703	-	20,691
Secured by 1-4 family residential
First deed of trust	49,648	2,847	2,296	-	54,791
Second deed of trust	5,399	125	244	-	5,768
	74,548	3,459	3,243	-	81,250
Commercial and industrial loans (except those secured by real estate)	39,390	-	-	-	39,390
Guaranteed student loans	46,009	739	650	-	47,398
Consumer and other	2,043	52	6	-	2,101
Guaranteed Student loans
Total loans	$319,778	$9,653	$7,669	$-	$337,100

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (dollars in thousands):

			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
June 30, 2017
Construction and land development
Residential	$-	$-	$-	$-	$6,242	$6,242	$-
Commercial	-	-	-	-	28,708	28,708	-
	-	-	-	-	34,950	34,950	-
Commercial real estate
Owner occupied	-	-	-	-	72,430	72,430	-
Non-owner occupied	-	-	-	-	59,387	59,387	-
Multifamily	183	-	-	183	6,094	6,277	-
Farmland	-	-	-	-	299	299	-
	183	-	-	183	138,210	138,393	-
Consumer real estate
Home equity lines	56	-	-	56	20,456	20,512	-
Secured by 1-4 family residential
First deed of trust	442	-	-	442	50,911	51,353	-
Second deed of trust	89	-	-	89	5,546	5,635	-
	587	-	-	587	76,913	77,500	-
Commercial and industrial loans (except those secured by real estate)	18	12	-	30	43,461	43,491	-
Guaranteed student loans	1,562	1,575	8,058	11,195	32,227	43,422	8,058
Consumer and other	2	-	-	2	1,983	1,985	-

Total loans	$2,352	$1,587	$8,058	$11,997	$327,744	$339,741	$8,058

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2016
Construction and land development
Residential	$-	$-	$-	$-	$6,770	$6,770	$-
Commercial	-	-	-	-	27,092	27,092	-
	-	-	-	-	33,862	33,862	-
Commercial real estate
Owner occupied	-	-	-	-	66,021	66,021	-
Non-owner occupied	-	-	-	-	57,944	57,944	-
Multifamily	190	-	-	190	8,634	8,824	-
Farmland	-	-	-	-	310	310	-
	190	-	-	190	132,909	133,099	-
Consumer real estate
Home equity lines	-	-	-	-	20,691	20,691	-
Secured by 1-4 family residential
First deed of trust	414	63	-	477	54,314	54,791	-
Second deed of trust	128	-	-	128	5,640	5,768	-
	542	63	-	605	80,645	81,250	-
Commercial and industrial loans (except those secured by real estate)	15	62	-	77	39,313	39,390	-
Guaranteed student loans	2,743	1,923	8,174	12,840	34,558	47,398	8,174
Consumer and other	11	-	-	11	2,090	2,101	-

Total loans	$3,501	$2,048	$8,174	$13,723	$323,377	$337,100	$8,174

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

	June 30, 2017
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$100	$167	$-
Commercial real estate
Owner occupied	3,550	3,550
Non-owner occupied	2,197	2,197	-
	5,747	5,747	-
Consumer real estate
Home equity lines	901	901	-
Secured by 1-4 family residential
First deed of trust	3,506	3,506	-
Second deed of trust	516	723	-
	4,923	5,130	-
Commercial and industrial loans (except those secured by real estate)	477	707	-
Consumer and other	4	4
	11,251	11,755	-

With an allowance recorded
Construction and land development
Commercial	469	469	4
Commercial real estate
Owner occupied	1,936	1,951	24
	1,936	1,951	24
Consumer real estate
Home equity lines	140	140	7
Secured by 1-4 family residential
First deed of trust	864	864	77
Second deed of trust	172	172	91
	1,176	1,176	175
Commercial and industrial loans (except those secured by real estate)	102	218	61
	3,683	3,814	264

Total
Construction and land development
Commercial	569	636	4
	569	636	4
Commercial real estate
Owner occupied	5,486	5,501	24
Non-owner occupied	2,197	2,197	-
	7,683	7,698	24
Consumer real estate
Home equity lines	1,041	1,041	7
Secured by 1-4 family residential,
First deed of trust	4,370	4,370	77
Second deed of trust	688	895	91
	6,099	6,306	175
Commercial and industrial loans (except those secured by real estate)	579	925	61
Consumer and other	4	4	-
	$14,934	$15,569	$264

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$102	$169	$-
Commercial real estate
Owner occupied	1,487	1,487	-
Non-owner occupied	2,236	2,236	-
	3,723	3,723	-
Consumer real estate
Home equity lines	703	703	-
Secured by 1-4 family residential
First deed of trust	3,514	3,518	-
Second deed of trust	619	865	-
	4,836	5,086	-
Commercial and industrial loans (except those secured by real estate)	538	768	-
	9,199	9,746	-

With an allowance recorded
Construction and land development
Commercial	479	479	9
Commercial real estate
Owner occupied	4,117	4,132	86
Non-Owner occupied	-	-	-
	4,117	4,132	86
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,550	1,550	144
Second deed of trust	90	90	90
	1,640	1,640	234
Commercial and industrial loans (except those secured by real estate)	6	122	6
	6,242	6,373	335

Total
Construction and land development
Commercial	581	648	9
	581	648	9
Commercial real estate
Owner occupied	5,604	5,619	86
Non-owner occupied	2,236	2,236	-
	7,840	7,855	86
Consumer real estate
Home equity lines	703	703	-
Secured by 1-4 family residential,
First deed of trust	5,064	5,068	144
Second deed of trust	709	955	90
	6,476	6,726	234
Commercial and industrial loans (except those secured by real estate)	544	890	6
	$15,441	$16,119	$335

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30, 2017		Ended June 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Commercial	$101	$1	$92	$2
	101	1	92	2
Commercial real estate
Owner occupied	2,578	8	1,824	58
Non-owner occupied	2,207	29	2,300	59
	4,785	37	4,124	117
Consumer real estate
Home equity lines	872	-	863	1
Secured by 1-4 family residential
First deed of trust	3,489	22	3,646	62
Second deed of trust	521	7	579	18
	4,882	29	5,088	81
Commercial and industrial loans (except those secured by real estate)	485	6	488	14
Consumer and other	2	-	1	-
	10,255	73	9,793	214

With an allowance recorded
Construction and land development
Commercial	472	12	477	12
Commercial real estate
Owner occupied	2,937	41	3,593	41
	2,937	41	3,593	41
Consumer real estate
Home equity line	70	6	35	6
Secured by 1-4 family residential
First deed of trust	1,084	-	1,299	18
Second deed of trust	174	2	132	2
	1,328	8	1,466	26
Commercial and industrial loans (except those secured by real estate)	95	4	50	4
Consumer and other	3	-	1	-
	4,835	65	5,587	83

Total
Construction and land development
Commercial	573	13	569	14
	573	13	569	14
Commercial real estate
Owner occupied	5,515	49	5,417	99
Non-owner occupied	2,207	29	2,300	59
	7,722	78	7,717	158
Consumer real estate
Home equity lines	942	6	898	7
Secured by 1-4 family residential,
First deed of trust	4,573	22	4,945	80
Second deed of trust	695	9	711	20
	6,210	37	6,554	107
Commercial and industrial loans (except those secured by real estate)	580	10	538	18
Consumer and other	5	-	2	-
	$15,090	$138	$15,380	$297

	For the Three Months		For the Six Months
	Ended June 30, 2016		Ended June 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$-	$-	$-	$-
Commercial	443	29	271	40
	443	29	271	40
Commercial real estate
Owner occupied	1,049	15	932	29
Non-owner occupied	2,434	30	2,533	64
Multifamily	-	-	-	-
Farmland	-	-	-	-
	3,483	45	3,465	93
Consumer real estate
Home equity lines	1,287	1	1,287	1
Secured by 1-4 family residential
First deed of trust	4,339	45	4,215	92
Second deed of trust	954	11	1,005	23
	6,580	57	6,508	116
Commercial and industrial loans (except those secured by real estate)	453	7	625	14
Consumer and other		-	7	-
	10,959	138	10,876	263

With an allowance recorded
Construction and land development
Commercial	1,428	6	1,586	12
Commercial real estate
Owner occupied	5,308	53	5,454	110
Non-Owner occupied	272	4	183	9
	5,580	57	5,637	119
Consumer real estate
Home equity line	-	-	-	-
Secured by 1-4 family residential
First deed of trust	1,681	3	1,861	9
Second deed of trust	235	2	192	4
	1,916	5	2,053	13
Commercial and industrial loans (except those secured by real estate)	130	-	134	-
	9,054	68	9,410	144

Total
Construction and land development
Residential	-	-	-	-
Commercial	1,871	35	1,856	52
	1,871	35	1,856	52
Commercial real estate
Owner occupied	6,357	68	6,386	139
Non-owner occupied	2,706	34	2,716	73
Multifamily	-	-	-	-
Farmland	-	-	-	-
	9,063	102	9,102	212
Consumer real estate
Home equity lines	1,287	1	1,287	1
Secured by 1-4 family residential,
First deed of trust	6,020	48	6,077	101
Second deed of trust	1,189	13	1,197	27
	8,496	62	8,561	129
Commercial and industrial loans (except those secured by real estate)	583	7	759	14
Consumer and other	-	-	7	-
	$20,013	$206	$20,285	$407

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

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
June 30, 2017
Construction and land development
Commercial	$469	$469	$-	$4
	469	469	-	4
Commercial real estate
Owner occupied	4,264	4,060	204	24
Non-owner occupied	2,197	2,197	-
	6,461	6,257	204	24
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	3,460	2,757	703	74
Second deeds of trust	602	534	68	4
	4,062	3,291	771	78
Commercial and industrial loans (except those secured by real estate)	368	239	129	-
	$11,360	$10,256	$1,104	$108

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2016
Construction and land development
Commercial	$479	$479	$-	$9
	479	479	-	9
Commercial real estate
Owner occupied	4,342	4,117	225	86
Non-owner occupied	2,236	2,236	-	-
	6,578	6,353	225	86
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	3,853	3,012	841	139
Second deeds of trust	547	547	-	-
	4,400	3,559	841	139
Commercial and industrial loans (except those secured by real estate)	397	-	397	-
	$11,854	$10,391	$1,463	$234

The following table provides information about TDRs identified during the indicated period (dollars in thousands):

	Six Months Ended
	June 30, 2017
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded
	Loans	Balance	Balance

Secured by 1-4 family residential
First deed of trust	1	$190	$190
Second deed of trust	1	68	68
	2	258	258

	2	$258	$258

There were no TDRs identified during the six months ended June 30, 2016.

The following table summarizes defaults on TDRs identified for the indicated periods (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
	Number of	Recorded	Number of	Recorded
	Loans	Balance	Loans	Balance

Commercial real estate
Owner occupied	1	$353	1	$250
Non-owner occupied	1	593	1	560
	2	946	2	810
Consumer real estate
Secured by 1-4 family residential
First deed of trust	14	731	3	500
Second deed of trust	-	-	2	88
	14	731	5	588

Commercial and industrial (except those secured by real estate)	1	45	1	118
	17	$1,722	8	$1,516

Activity in the allowance for loan losses is as follows for the periods indicated (dollars in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2017
Construction and land development
Residential	$41	$(4)	$-	$1	$38
Commercial	249	(36)	-	-	213
	290	(40)	-	1	251
Commercial real estate
Owner occupied	619	(104)	-	-	515
Non-owner occupied	404	12	-	-	416
Multifamily	44	(4)	-	-	40
Farmland	3	-	-	-	3
	1,070	(96)	-	-	974
Consumer real estate
Home equity lines	256	(6)	-	-	250
Secured by 1-4 family residential
First deed of trust	532	33	(107)	4	462
Second deed of trust	139	(29)	-	17	127
	927	(2)	(107)	21	839
Commercial and industrial loans (except those secured by real estate)	292	3	-	7	302
Student loans	105	22	(28)	-	99
Consumer and other	14	(6)	-	1	9
Unallocated	674	119	-	-	793

	$3,372	$-	$(135)	$30	$3,267

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2016
Construction and land development
Residential	$44	$(13)	$-	$-	$31
Commercial	353	(94)	-	-	259
	397	(107)	-	-	290
Commercial real estate
Owner occupied	985	(265)	(9)	-	711
Non-owner occupied	402	34	-	1	437
Multifamily	51	3	-	-	54
Farmland	4	(2)	-	-	2
	1,442	(230)	(9)	1	1,204
Consumer real estate
Home equity lines	392	(81)	(53)	1	259
Secured by 1-4 family residential
First deed of trust	546	(63)	-	7	490
Second deed of trust	97	53	(25)	8	133
	1,035	(91)	(78)	16	882
Commercial and industrial loans (except those secured by real estate)	95	110	-	21	226
Guaranteed student loans	206	25	(40)	-	191
Consumer and other	-	7	-	1	8
Unallocated	436	286	-	-	722

	$3,611	$-	$(127)	$39	$3,523

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Six Months Ended June 30, 2017
Construction and land development
Residential	$41	$(4)	$-	$1	$38
Commercial	300	(87)	-	-	213
	341	(91)	-	1	251
Commercial real estate
Owner occupied	611	(109)	-	13	515
Non-owner occupied	406	10	-	-	416
Multifamily	56	(16)	-	-	40
Farmland	3	-	-	-	3
	1,076	(115)	-	13	974
Consumer real estate
Home equity lines	271	(22)	-	1	250
Secured by 1-4 family residential
First deed of trust	447	100	(107)	22	462
Second deed of trust	136	(32)	-	23	127
	854	46	(107)	46	839
Commercial and industrial loans (except those secured by real estate)	223	69	-	10	302
Student loans	158	11	(70)	-	99
Consumer and other	8	-	(2)	3	9
Unallocated	713	80	-	-	793

	$3,373	$-	$(179)	$73	$3,267

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Six Months Ended June 30, 2016
Construction and land development
Residential	$30	$-	$-	$1	$31
Commercial	291	(32)	-	-	259
	321	(32)	-	1	290
Commercial real estate
Owner occupied	1,167	(447)	(9)	-	711
Non-owner occupied	460	(25)	-	2	437
Multifamily	51	3	-	-	54
Farmland	17	(140)	-	125	2
	1,695	(609)	(9)	127	1,204
Consumer real estate
Home equity lines	448	(138)	(53)	2	259
Secured by 1-4 family residential
First deed of trust	602	(99)	(27)	14	490
Second deed of trust	111	34	(25)	13	133
	1,161	(203)	(105)	29	882
Commercial and industrial loans (except those secured by real estate)	94	88	-	44	226
Guaranteed student loans	230	88	(127)	-	191
Consumer and other	2	5	(1)	2	8
Unallocated	59	663	-	-	722

	$3,562	$-	$(242)	$203	$3,523

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2016
Construction and land development
Residential	$30	$10	$-	$1	$41
Commercial	291	9	(10)	10	300
	321	19	(10)	11	341
Commercial real estate
Owner occupied	1,167	(490)	(66)	-	611
Non-owner occupied	460	(106)	(1)	53	406
Multifamily	51	5	-	-	56
Farmland	17	(139)	-	125	3
	1,695	(730)	(67)	178	1,076
Consumer real estate
Home equity lines	448	(127)	(53)	3	271
Secured by 1-4 family residential
First deed of trust	602	(40)	(140)	25	447
Second deed of trust	111	21	(25)	29	136
	1,161	(146)	(218)	57	854
Commercial and industrial loans (except those secured by real estate)	94	44	(15)	100	223
Student loans	230	149	(221)	-	158
Consumer and other	2	10	(13)	9	8
Unallocated	59	654	-	-	713

	$3,562	$-	$(544)	$355	$3,373

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. We concluded that the unallocated portion of the allowance was acceptable given the continued higher level of classified assets and was within a reasonable range around the estimate of losses. The allowance for loan losses included an unallocated portion of approximately $793,000, $713,000, and $722,000 at June 30, 2017, December 31, 2016, and June 30, 2016, respectively.

Discussion of the provision for (recovery of) loan losses related to specific loan types are provided following:

•	The recovery of loan losses totaling $91,000 for the construction and land development portfolio at June 30, 2017 was attributed to a decline in the general component of the allowance for loan losses as a result of a decrease in the historical loss experience from 0.38% as of December 31, 2016 to 0.10% as of June 30, 2017.

•	The recovery of loan losses totaling $115,000, $730,000 and $609,000 for the commercial real estate portfolio for the six months ended June 30, 2017, year ended December 31, 2016, and six months ended June 30, 2016, respectively, was attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.15% in the first six months of 2016 to a net recovery of 0.05% in the first six months of 2017. In addition, the portfolio was in a net-recovery position of $13,000 and $111,000 for the six months ended June 30, 2017 and year ended December 31, 2016, respectively.

•	The provision for loan losses totaling $46,000 for the consumer real estate portfolio for the six months ended June 30, 2017 was attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio increased primarily as a result of increases in the historical loss experience from 0.0022% as of the year end December 31, 2016 to 0.16% in the first six months of 2017. In addition, the portfolio was in a net charge-off position of $61,000 for the six months ended June 30, 2017.

•	The recovery of loan losses totaling $146,000 and $203,000 for the consumer real estate portfolio for the year ended December 31, 2016 and six months ended June 30, 2016, respectively, was attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from a net recovery of 0.05% in the first six months of 2016 to a net charge-off of 0.0022% for the year ended December 31, 2016.

Loans were evaluated for impairment as follows for the periods indicated (dollars in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

As of June 30, 2017
Construction and land development
Residential	$38	$-	$38	$6,242	$-	$6,242
Commercial	213	4	209	28,708	569	28,139
	251	4	247	34,950	569	34,381
Commercial real estate
Owner occupied	515	24	491	72,430	5,486	66,944
Non-owner occupied	416	-	416	59,387	2,197	57,190
Multifamily	40	-	40	6,277	-	6,277
Farmland	3	-	3	299	-	299
	974	24	950	138,393	7,683	130,710
Consumer real estate
Home equity lines	250	7	243	20,512	1,041	19,471
Secured by 1-4 family residential
First deed of trust	462	77	385	51,353	4,370	46,983
Second deed of trust	127	91	36	5,635	688	4,947
	839	175	664	77,500	6,099	71,401
Commercial and industrial loans
(except those secured by real estate)	302	61	241	43,491	579	42,912
Student loans	99	-	99	43,422	-	43,422
Consumer and other	802	-	802	1,985	4	1,981

	$3,267	$264	$3,003	$339,741	$14,934	$324,807

As of December 31, 2016
Construction and land development
Residential	$41	$-	$41	$6,770	$-	$6,770
Commercial	300	9	291	27,092	581	26,511
	341	9	332	33,862	581	33,281
Commercial real estate
Owner occupied	611	86	525	66,021	5,604	60,417
Non-owner occupied	406	-	406	57,944	2,236	55,708
Multifamily	56	-	56	8,824	-	8,824
Farmland	3	-	3	310	-	310
	1,076	86	990	133,099	7,840	125,259
Consumer real estate
Home equity lines	271	-	271	20,691	703	19,988
Secured by 1-4 family residential
First deed of trust	447	144	303	54,791	5,064	49,727
Second deed of trust	136	90	46	5,768	709	5,059
	854	234	620	81,250	6,476	74,774
Commercial and industrial loans (except those secured by real estate)	223	6	217	39,390	544	38,846
Student loans	158	-	158	47,398	-	47,398
Consumer and other	721	-	721	2,101	-	2,101

	$3,373	$335	$3,038	$337,100	$15,441	$321,659

Note 6 – Deposits

Deposits as of June 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	June 30,	December 31,
	2017	2016

Demand accounts	$100,488	$92,574
Interest checking accounts	48,916	44,390
Money market accounts	81,673	71,290
Savings accounts	27,653	26,598
Time deposits of $250,000 and over	14,290	13,372
Other time deposits	132,371	135,053

	$405,391	$383,277

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at June 30, 2017 was 3.40%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at June 30, 2017 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at June 30, 2017 was 2.65%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at June 30, 2017 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

During the second quarter of 2017, we granted certain officers 600 restricted shares of common stock with a weighted average fair market value of $28.83 at the date of grant. The restricted stock awards vest over two years. During the second quarter of 2016, we granted certain officers 4,000 restricted shares of common stock with a weighted average fair market value of $20.00 at the date of grant. These restricted stock awards vest over two years. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock was 30,098 and 50,253 at June 30, 2017 and 2016, respectively.

The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the stock incentive plan as of June 30, 2017 and 2016, was $413,281 and $856,794, respectively. The time based unamortized compensation of $237,080 is expected to be recognized over a weighted average period of 1.70 years.

Stock-based compensation expense was approximately $120,000 and $167,000 for the six months ended June 30, 2017 and 2016, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (dollars in thousands):

	Fair Value Measurement
	at June 30, 2017 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$32,150	$-	$32,150	$-
Mortgage-backed securities	10,902	-	10,902	-

Financial Assets - Non-Recurring
Impaired loans	14,934	-	14,002	932
Assets held for sale	841	-	-	841
Real estate owned	1,788	-	1,788	-

	Fair Value Measurement
	at December 31, 2016 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$32,246	$2,103	$30,143	$-
Mortgage-backed securities	11,648	9,450	2,198	-

Financial Assets - Non-Recurring
Impaired loans	15,441	-	14,467	974
Assets held for sale	841	-	-	841
Real estate owned	2,926	-	2,926	-

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
	(In thousands)

Impaired loans - real estate secured	$290	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)
Impaired loans - non-real estate secured	$642	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of marketability or practical life	0%-50% (20%)
Assets held for sale	$841	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

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

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

		June 30,		December 31,
		2017		2016
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$15,623	$15,623	$10,848	$10,848
Cash equivalents	Level 2	16,670	16,670	948	948
Investment securities available for sale	Level 1	-	-	11,553	11,553
Investment securities available for sale	Level 2	43,052	43,052	32,341	32,341
Federal Home Loan Bank stock	Level 2	466	466	512	512
Loans held for sale	Level 2	11,028	11,028	14,784	14,784
Loans	Level 2	324,807	324,855	321,659	322,386
Impaired loans	Level 2	14,002	14,002	14,467	14,467
Impaired loans	Level 3	932	932	974	974
Assets held for sale	Level 3	841	841	841	841
Other real estate owned	Level 2	1,788	1,788	2,926	2,926
Bank owned life insurance	Level 3	7,176	7,176	7,093	7,093
Accrued interest receivable	Level 2	2,162	2,162	2,274	2,274

Financial liabilities
Deposits	Level 2	405,391	405,871	383,277	383,985
FHLB borrowings	Level 2	1,600	1,600	2,400	2,402
Trust preferred securities	Level 2	8,764	9,331	8,764	8,565
Other borrowings	Level 2	-	-	81	81
Accrued interest payable	Level 2	64	64	70	70

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

The following table presents segment information as of and for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended June 30, 2017

Revenues
Interest income	$4,127	$68	$(3)	$4,192
Gain on sale of loans	-	1,424	-	1,424
Other revenues	563	212	(52)	723
Total revenues	4,690	1,704	(55)	6,339

Expenses
Interest expense	670	3	(3)	670
Salaries and benefits	2,063	985	-	3,048
Commissions	-	382	-	382
Other expenses	1,763	197	(52)	1,908
Total operating expenses	4,496	1,567	(55)	6,008

Income before income taxes	$194	$137	$-	$331

Total assets	$464,067	$11,075	$(12,887)	$462,255

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended June 30, 2016

Revenues
Interest income	$3,801	$116	$(30)	$3,887
Gain on sale of loans	-	1,441	-	1,441
Other revenues	1,381	209	(45)	1,545
Total revenues	5,182	1,766	(75)	6,873

Expenses
Interest expense	658	30	(30)	658
Salaries and benefits	1,877	882	-	2,759
Commissions	-	381	-	381
Other expenses	2,206	255	(45)	2,416
Total operating expenses	4,741	1,548	(75)	6,214

Income before income taxes	$441	$218	$-	$659

Total assets	$421,572	$9,096	$(11,127)	$419,541

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Six Months Ended June 30, 2017

Revenues
Interest income	$8,200	$133	$(9)	$8,324
Gain on sale of loans	-	2,800	-	2,800
Other revenues	1,114	345	(96)	1,363
Total revenues	9,314	3,278	(105)	12,487

Expenses
Interest expense	1,309	9	(9)	1,309
Salaries and benefits	4,081	1,977	-	6,058
Commissions	-	748	-	748
Other expenses	3,139	449	(96)	3,492
Total operating expenses	8,529	3,183	(105)	11,607

Income before income taxes	$785	$95	$-	$880

Total assets	$464,067	$11,075	$(12,887)	$462,255

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Six Months Ended June 30, 2016

Revenues
Interest income	$7,630	$198	$(42)	$7,786
Gain on sale of loans	-	2,587	-	2,587
Other revenues	2,389	304	(98)	2,595
Total revenues	10,019	3,089	(140)	12,968

Expenses
Interest expense	1,298	42	(42)	1,298
Salaries and benefits	3,763	1,655	-	5,418
Commissions	-	630	-	630
Other expenses	4,147	512	(98)	4,561
Total operating expenses	9,208	2,839	(140)	11,907

Income (loss) before income taxes	$811	$250	$-	$1,061

Total assets	$421,572	$9,096	$(11,127)	$419,541

Note 11 – Shareholders’ equity and regulatory matters

Preferred Stock

On May 1, 2009, as part of the Capital Purchase Program (the “TARP Program”) established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 14,738 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $4.00 per share, having a liquidation preference of $1,000 per share (the “preferred stock”) and (ii) a warrant (the “Warrant”) to purchase 499,029 shares of the Company’s common stock at an initial exercise price of $4.43 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $14,738,000 in cash. As a result of the Company’s 1 for 16 reverse stock split completed in August 2014, the number of shares underlying the Warrant and the exercise price per share were adjusted to 31,190 and $70.88, respectively. The fair value of the preferred stock was estimated using discounted cash flow methodology at an assumed market equivalent rate of 13%, with 20 quarterly payments over a five year period, and was determined to be $10,208,000. The fair value of the Warrant was estimated using the Black-Scholes option pricing model, with assumptions of 25% volatility, a risk-free rate of 2.03%, a yield of 6.162% and an estimated life of 5 years, and was determined to be $534,000. The aggregate fair value for both the preferred stock and Warrant was determined to be $10,742,000 with 95% of the aggregate attributable to the preferred stock and 5% attributable to the Warrant. Therefore, the $14,738,000 issuance was allocated with $14,006,000 being assigned to the preferred stock and $732,000 being allocated to the Warrant. The difference between the $14,738,000 face value of the preferred stock and the amount allocated of $14,006,000 to the preferred stock was accreted as a discount on the preferred stock using the effective interest rate method over five years.

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

In accordance with the Company’s prior Written Agreement with the Federal Reserve Bank of Richmond (the “Reserve Bank”), the Company had been deferring quarterly cash dividends on the preferred stock since May 2011. The Written Agreement was terminated by the Reserve Bank as of July 28, 2016. With the termination of the Written Agreement, the Company is not required to defer the quarterly cash dividends on the preferred stock. At June 30, 2017, the aggregate amount of the Company’s total accrued dividend payments on the preferred stock was $56,000 and reflected as a reduction of retained earnings.

During the second quarter of 2017, the Company received approval from the state regulators allowing the Bank to pay a special dividend to the Company for the purpose of paying the preferred stock dividend due on May 15, 2017.

During the first quarter of 2017, the Company received approval from state and federal regulators allowing the Bank to pay a special dividend to the Company for the sole purpose of paying all accrued and unpaid dividends on the preferred stock through February 15, 2017, as well as to redeem 688 shares of the total 5,715 shares outstanding. The accrued and unpaid dividends paid on February 15, 2017 amounted to $2,911,000. The 688 shares were redeemed on February 24, 2017 at a redemption price of $1,000 per share plus accrued dividends from February 15, 2017 to the redemption date.

Common Stock

On December 4, 2013, the Company issued 67,907 (after the reverse stock split) new shares of common stock through a private placement to directors and executive officers. The sale raised $1,684,075 in new capital for the Company. The $24.80 (after the reverse stock split) sale price for the common shares was equal to the stock’s book value at September 30, 2013, which represented a 30% premium over the closing price of the stock on December 3, 2013.

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

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies. The capital amounts and ratios at June 30, 2017 and December 31, 2016 for the Bank are presented in the table below (dollars in thousands):

	For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2017
Total capital (to risk- weighted assets) Village Bank	$45,896	14.36%	$25,576	8.00%	$31,970	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	42,629	13.33%	12,788	4.00%	19,182	6.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	42,629	9.64%	17,696	4.00%	22,120	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	42,629	13.33%	14,386	4.50%	20,780	6.50%

December 31, 2016
Total capital (to risk- weighted assets) Village Bank	$49,225	15.33%	$25,693	8.00%	$32,117	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	45,852	14.28%	12,847	4.00%	19,270	6.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	45,852	10.47%	17,523	4.00%	21,903	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	45,852	14.28%	14,452	4.50%	20,876	6.50%

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

The Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2017	2016

Undisbursed credit lines	$50,158	$55,315
Commitments to extend or originate credit	24,394	16,467
Standby letters of credit	4,411	4,397

Total commitments to extend credit	$78,963	$76,179

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

Approximately 13% of the Company’s loan portfolio consists of student loans that are guaranteed by the DOE and covers approximately 98% of the principal and interest in the event of default.  The Company utilizes a third party vendor with significant experience and expertise to service these loans.  In the unlikely event that the third party servicer does not service the loans in accordance with the DOE requirements and could not reimburse the Company for losses sustained as a result of servicing errors, the Company could sustain additional losses beyond what has been factored in the allowance for loan losses.

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

There was a $94,000 and $227,000 income tax expense recorded for the three and six month periods ended June 30, 2017, respectively, compared to no tax expense for the three and six month periods ended June 30, 2016. The Company recognized an income tax benefit of $11,172,000 for the year ended December 31, 2016. The income tax benefit in 2016 was due to the reversal of the valuation allowance previously recorded against the net deferred tax asset as of September 30, 2016, offset by tax on pretax earnings for 2016 of $825,000.

The net operating losses available to offset future taxable income amounted to $23,265,000 at June 30, 2017 and begin expiring in 2028; $1,257,000 of such amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $908,000 per year.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense of approximately $86,000 and $171,000 for the three and six months ended June 30, 2017, respectively, compared to $19,000 and $38,000 for the three and six months ended June 30, 2016, respectively.

Note 14 – Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASU requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations.

In August 2015, the FASB issued ASU No. 2014-09 changing the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017 from December 15, 2016. The Company’s primary source of revenue is interest income from loans and their fees. As these items are outside the scope of the guidance, this income is not expected to be impacted by implementation of ASU 2014-09. The Company is still reviewing other sources of income such as secondary market lending fees and other deposit account fees to evaluate the impact of ASU 2014-09. Although the Company continues to evaluate the impact that ASU 2014-09 will have on its consolidated financial statements, at this time we believe the adoption of this standard will not have a significant impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in Other Comprehensive Income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is only permitted for the provision related to instrument-specific credit risk. The Company does not expect ASU 2016-01 to have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This ASU requires lessees to recognize assets and liabilities arising from most operating leases on the statement of financial position. ASU 2016-02 will be effective for the Company for the fiscal years beginning after December 15, 2018 with early adoption permitted. The Company has determined that the provisions of ASU-2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase liabilities, however, the Company does not expect this to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09 “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted; however if the Company elects to early adopt, then all amendments must be adopted in the same period. The Company has concluded the adoption of ASU No. 2016-09 has not had a material impact on its consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-08 “Receivables – Nonrefundable Fees and Other Cost (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does have exposure and is assessing the impact of ASU 2017-08 and may choose early adoption. Overall, the Company does not expect it to have a material impact on its accounting.

In May 2017, the FASB issued ASU No. 2017-09 “Scope of Modification Accounting.” The amendment clarifies Topic 718, Compensation – Stock Compensation, such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification, provided that the ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company has concluded the adoption of ASU No. 2017-09 will not have a material impact on its consolidated financial statements.

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

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at June 30, 2017 and December 31, 2016 and the results of operations for the Company for the three and six months ended June 30, 2017 and 2016. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended June 30, 2017, the Company had net income of $237,000 and net income available to common shareholders of $123,000, or $0.09 per fully diluted share, compared to net income of $659,000 and net income available to common shareholders of $476,000, or $0.34 per fully diluted share, for the same period in 2016. For the six months ended June 30, 2017 the Company had net income of $653,000 and net income available to common shareholders of $381,000, or $0.27 per fully diluted share, compared to net income of $1,061,000 and net income available to common shareholders of $700,000, or $0.50 per fully diluted share, for the same period in 2016.

There were significant changes in income and expense items when comparing 2017 and 2016 results. The more significant changes are reflected in the following table (in thousands):

	Q2 2017	Six Months 2017
	Compared to	Compared to
	Q2 2016	Six Months 2016
Increase (decrease) in
Net interest income	$293	$527
Gains on loan sales	(17)	213
Gain on sale of assets	(504)	(504)
Gain on sale of investments	(38)	(156)
Rental income	(262)	(582)
(Increase) decrease in
Salaries and benefits	(289)	(640)
Commissions	(1)	(118)
Occupancy	131	313
Writedown of assets held for sale	220	220
Cease use lease obligation	-	125
Expenses related to foreclosed real estate	40	333
FDIC premium	66	59
Income tax expense	(94)	(227)

	$(455)	$(437)

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

	For the Three Months Ended June 30,
	2017	2016	Change
	(dollars in thousands)

Average interest-earning assets	$404,740	$364,403	$40,337
Interest income	$4,192	$3,887	$305
Yield on interest-earning assets	4.15%	4.29%	(0.14)%
Average interest-bearing liabilities	$311,766	$303,405	$8,361
Interest expense	$670	$658	$12
Cost of interest-bearing liabilities	0.86%	0.87%	(0.01)%
Net interest income	$3,522	$3,229	$293
Net interest margin	3.49%	3.56%	(0.07)%

The increase in net interest income of $293,000 in the second quarter of 2017 was a result of positive movements in interest income. Interest income increased by $305,000, with interest income on loans increasing by $189,000 and interest income on investments increasing by $96,000. The increase in interest income on loans was attributable to an increase in average loans outstanding of $24,124,000. The increase in interest income on securities was due to an increase in average investments securities of $21,466,000. The second quarter 2017 net interest margin decreased 7 basis points to 3.49% compared to 3.56% in the second quarter of 2016. The decrease in net interest margin was driven by a decline in interest-earning asset yields primarily driven by lower loan yields, as new and renewed loans were originated and re-priced at lower rates.

	For the Six Months Ended June 30,
	2017	2016	Change
	(dollars in thousands)

Average interest-earning assets	$400,391	$362,785	$37,606
Interest income	$8,324	$7,786	$538
Yield on interest-earning assets	4.19%	4.30%	(0.11)%
Average interest-bearing liabilities	$307,831	$303,238	$4,593
Interest expense	$1,309	$1,298	$11
Cost of interest-bearing liabilities	0.86%	0.86%	(0.00)%
Net interest income	$7,015	$6,488	$527
Net interest margin	3.53%	3.59%	(0.06)%

The increase in net interest income of $527,000 for the six months ended June 30, 2017 was a result of positive movements in interest income. Interest income increased by $538,000, with interest income on loans increasing by $382,000 and interest income on investments increasing by $139,000. The increase in interest income on loans was attributable to an increase in average loans outstanding of $27,068,000. The increase in interest income on securities was due to an increase in average investment securities of $16,797,000. The six months ended June 30, 2017 net interest margin decreased 6 basis points to 3.53% compared to 3.59% in the second quarter of 2016. The decrease in net interest margin was driven by a decline in interest-earning asset yields primarily driven by lower loan yields, as new and renewed loans were originated and re-priced at lower rates.

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

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$342,001	$3,925	4.60%	$317,877	$3,688	4.67%
Loans held for sale	6,454	68	4.23%	12,559	116	3.71%
Investment securities	43,435	165	1.52%	21,969	69	1.26%
Federal funds and other	12,850	34	1.06%	11,998	14	0.47%
Total interest earning assets	404,740	4,192	4.15%	364,403	3,887	4.29%

Allowance for loan losses and deferred fees	(3,303)			(3,566)
Cash and due from banks	10,649			17,758
Premises and equipment, net	12,777			13,651
Other assets	25,544			29,241
Total assets	$450,407			$421,487

Interest bearing deposits
Interest checking	$44,363	$20	0.18%	$42,947	$19	0.18%
Money market	77,021	74	0.39%	67,931	62	0.37%
Savings	22,711	10	0.18%	19,790	9	0.18%
Certificates	152,798	485	1.27%	159,665	505	1.27%
Total	296,893	589	0.80%	290,333	595	0.82%
Borrowings	14,873	81	2.18%	13,072	63	1.94%
Total interest bearing liabilities	311,766	670	0.86%	303,405	658	0.87%
Noninterest bearing deposits	92,123			78,700
Other liabilities	2,941			7,766
Total liabilities	406,830			389,871
Equity capital	43,577			31,616
Total liabilities and capital	$450,407			$421,487

Net interest income before provision for loan losses		$3,522			$3,229

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.29%			3.42%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.49%			3.56%

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$341,546	$7,818	4.62%	$314,478	$7,371	4.70%
Loans held for sale	6,491	133	4.13%	10,269	198	3.87%
Investment securities	43,569	328	1.52%	26,772	189	1.42%
Federal funds and other	8,785	45	1.03%	11,266	28	0.50%
Total interest earning assets	400,391	8,324	4.19%	362,785	7,786	4.30%

Allowance for loan losses and deferred fees	(3,303)			(3,605)
Cash and due from banks	10,258			17,650
Premises and equipment, net	12,771			13,655
Other assets	25,598			30,577
Total assets	$445,715			$421,062

Interest bearing deposits
Interest checking	$43,910	$39	0.18%	$43,420	$39	0.18%
Money market	74,732	142	0.38%	66,946	122	0.37%
Savings	22,258	19	0.17%	19,711	18	0.18%
Certificates	152,773	955	1.26%	159,142	1,015	1.28%
Total	293,673	1,155	0.79%	289,219	1,194	0.83%
Borrowings	14,158	154	2.19%	14,019	104	1.49%
Total interest bearing liabilities	307,831	1,309	0.86%	303,238	1,298	0.86%
Noninterest bearing deposits	90,506			78,109
Other liabilities	3,798			8,374
Total liabilities	402,135			389,721
Equity capital	43,580			31,341
Total liabilities and capital	$445,715			$421,062

Net interest income before provision for loan losses		$7,015			$6,488

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.33%			3.46%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.53%			3.59%

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

The Company did not record a provision for loan losses for the three and six months ended June 30, 2017 and 2016.

The provision for (recovery of) loan losses by category is presented following (in thousands):

					For Year Ended
	Six Months Ended June 30,				December 31,
	2017		2016		2016
		Average		Average		Average
	Provision	Loans	Provision	Loans	Provision	Loans
	(Recovery)	Outstanding	(Recovery)	Outstanding	(Recovery)	Outstanding

Construction and land development	$(91)	$34,406	$(32)	$30,566	$19	$33,862
Commercial real estate	(115)	135,746	(609)	125,113	(730)	133,099
Consumer real estate	46	79,375	(203)	82,745	(146)	81,250
Commercial and industrial	69	41,441	88	24,472	44	39,390
Guaranteed student loans	11	45,410	88	50,382	149	47,398
Consumer	-	2,043	5	1,712	10	2,101
Unallocated	80	-	663	-	654	-

	$-	$338,421	$-	$314,990	$-	$337,100

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. We concluded that the unallocated portion of the allowance was acceptable given the continued higher level of classified assets and was within a reasonable range around the estimate of losses. The allowance for loan losses included an unallocated portion of approximately $793,000, $713,000, and 722,000 at June 30, 2017, December 31, 2016, and June 30, 2016, respectively.

Discussion of the provision for (recovery of) loan losses related to specific loan types are provided following:

•	The recovery of loan losses totaling $91,000 for the construction and land development portfolio at June 30, 2017 was attributed to a decline in the general component of the allowance for loan losses as a result of a decrease in the historical loss experience from 0.38% as of December 31, 2016 to 0.10% as of June 30, 2017.

•	The recovery of loan losses totaling $115,000, $730,000 and $609,000 for the commercial real estate portfolio for the six months ended June 30, 2017, year ended December 31, 2016, and six months ended June 30, 2016, respectively, was attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from 0.15% in the first six months of 2016 to a net recovery of 0.05% in the first six months of 2017. In addition, the portfolio was in a net-recovery position of $13,000 and $111,000 as of the six months ended June 30, 2017 and year ended December 31, 2016, respectively.

•	The provision for loan losses totaling $46,000 for the consumer real estate portfolio for the six months ended June 30, 2017 was attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio increased primarily as a result of increases in the historical loss experience from 0.0022% as of the year end December 31, 2016 to 0.16% in the first six months of 2017. In addition, the portfolio was in a net charge-off position of $61,000 as of the six months ended June 30, 2017.

•	The recovery of loan losses totaling $146,000 and $203,000 for the consumer real estate portfolio for the year ended December 31, 2016 and six months ended June 30, 2016, respectively, was attributable to changes in our assessment of the general component of the allowance for loan losses as it related to this portfolio. The general component allocated to this portfolio declined primarily as a result of declines in the historical loss experience from a net recovery of 0.05% in the first six months of 2016 to a net charge-off of 0.0022% for the year ended December 31, 2016.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, gains and losses on sale of mortgage loans and securities held for sale, and rental income primarily on our previous headquarters building. The most significant noninterest income item has been gain on loans sales generated by the mortgage company, representing 66% and 48% for the three month periods ended June 30, 2017 and 2016, respectively, and 67% and 50% for the six month periods ended June 30, 2017 and 2016, respectively.

	For the Three Months Ended
	June 30,		Change
	2017	2016	$	%
	(dollars in thousands)

Service charges and fees	$635	$649	$(14)	(2.2)%
Gain on sale of loans	1,424	1,441	(17)	(1.2)%
Gain on sale of assets	-	504	(504)	(100.0)%
Gain (loss) on sale of investment securities	-	38	(38)	(100.0)%
Rental income	-	262	(262)	(100.0)%
Other	88	92	(4)	(4.3)%
Total noninterest income	$2,147	$2,986	$(839)	(28.1)%

•	The decrease in gain on sale of loans is due to decreased activity by our mortgage banking segment as the mortgage market has been less favorable during the three months ended June 30, 2017. For the three months ended March 31, 2017, gain on sale of loans exceeded the same period in 2016 by $230,000, or 4.3%. The gain on sale is recognized at the date of sale to investor and mortgage loans sales decreased from $50,318,000 for the three months ended June 30, 2016 to $44,291,000 for the three months ended June 30, 2017. At the end of the first quarter of 2017, we closed our Manassas, VA mortgage production office after the retirement of its long term leader. The mortgage company has hired six new loan officers as well as a production manager who has extensive background in the business and the local market. We expect the costs of hiring, training and other initiatives to have a negative impact on earnings for the remainder of the year.
•	The gain on sale of assets in 2016 relates to the sale of our previous headquarters building and was a onetime event.
•	The Company sold approximately $6 million in investment securities resulting in a gain of $38,000 during the three months ended June 30, 2016. These sales resulted from management’s efforts to reduce interest rate risk in our investment portfolio.

•	The decline in rental income is a result of the sale of our previous headquarters building in June 2016 that generated rental income from nonrelated entities.

	For the Six Months Ended
	June 30,		Change
	2017	2016	$	%
	(dollars in thousands)

Service charges and fees	$1,194	$1,185	$9	0.8%
Gain on sale of loans	2,800	2,587	213	8.2%
Gain on sale of assets	-	504	(504)	(100.0)%
Gain (loss) on sale of investment securities	(9)	147	(156)	(106.1)%
Rental income	-	582	(582)	(100.0)%
Other	178	177	1	0.6%
Total noninterest income	$4,163	$5,182	$(1,019)	(19.7)%

•	The increase in gain on sale of loans is due to increased activity by our mortgage banking segment in the first quarter of 2017. At the end of the first quarter of 2017, we closed our Manassas, VA mortgage production office after the retirement of its long term leader. Additionally, the President of the mortgage banking segment retired in the first quarter of 2017. Both of these events had a negative impact on the mortgage banking segments’ loan production. The gain on sale is recognized at the date of sale to the investor and mortgage loans sales increased from $87,942,000 for the six months ended June 30, 2016 to $88,924,000 for the six months ended June 30, 2017.
•	The gain on sale of assets in 2016 relates to the sale of our previous headquarters building and was a onetime event.
•	The Company sold approximately $2 million and $17 million in investment securities resulting in a loss of $9,000 and a gain of $147,000 during the six months ended 2017 and 2016, respectively. These sales resulted from management’s efforts to reduce interest rate risk in our investment portfolio.
•	The decline in rental income is a result of the sale of our previous headquarters building in June 2016 that generated rental income from nonrelated entities.

Noninterest expense

	For the Three Months Ended
	June 30,		Change
	2017	2016	$	%
	(dollars in thousands)

Salaries and benefits	$3,048	$2,759	$289	10.5%
Commissions	382	381	1	0.3%
Occupancy	284	415	(131)	(31.6)%
Equipment	177	193	(16)	(8.3)%
Write down of assets held for sale	-	220	(220)	(100.0)%
Supplies	62	72	(10)	(13.9)%
Professional and outside services	727	758	(31)	(4.1)%
Advertising and marketing	51	78	(27)	(34.6)%
Foreclosed assets, net	30	70	(40)	(57.1)%
FDIC insurance premium	69	135	(66)	(48.9)%
Other operating expense	508	475	33	6.9%
Total noninterest income	$5,338	$5,556	$(218)	(3.9)%

•	The increase in salaries and benefits was due to staffing changes in key management positions.
•	Occupancy declined due to the sale of our previous headquarters building in June 2016.
•	Write down of assets held for sale decreased due to previous write downs associated with the closure of a branch during the three months ended June 30, 2016.
•	The decrease in expenses related to foreclosed assets is attributed to a decline in the other real estate owned balance from $2,926,000 at June 30, 2016 to $1,788,000 at June 30, 2017.
•	The decrease in the FDIC insurance premium was a result of a decrease in the Bank’s risk rating with the FDIC as of June 30, 2017.

	For the Six Months Ended
	June 30,		Change
	2017	2016	$	%
	(dollars in thousands)

Salaries and benefits	$6,058	$5,418	$640	11.8%
Commissions	748	630	118	18.7%
Occupancy	551	864	(313)	(36.2)%
Equipment	360	376	(16)	(4.3)%
Write down of assets held for sale	-	220	(220)	(100.0)%
Cease use lease obligation	(125)	-	(125)	(100.0)%
Supplies	117	151	(34)	(22.5)%
Professional and outside services	1,512	1,476	36	2.4%
Advertising and marketing	140	163	(23)	(14.1)%
Foreclosed assets, net	(162)	171	(333)	(194.7)%
FDIC insurance premium	138	197	(59)	(29.9)%
Other operating expense	961	943	18	1.9%
Total noninterest income	$10,298	$10,609	$(311)	(2.9)%

•	The increase in salaries and benefits was due to staffing changes in key management positions.

•	Commissions increased due an increase in activity of our mortgage banking segment, primarily in the first quarter of 2017.
•	Occupancy declined due to the sale of our previous headquarters building in June 2016.
•	Write down of assets held for sale decreased due to previous write downs associated with the closure of a branch during the six months ended June 30, 2016.
•	During the fourth quarter of 2016, the Company recorded a loss from branch consolidation of $252,000 related to a future lease obligation, which was settled for a lower amount late in the first quarter of 2016 resulting in a partial recovery of $125,000.
•	The decrease in expense related to foreclosed real estate was due to the recognition of gains on the sale of foreclosed assets of $218,000 during the first quarter of 2017.
•	The decrease in the FDIC insurance premium was a result of a decrease in the Bank’s risk rating with the FDIC as of June 30, 2017.

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

The net operating losses available to offset future taxable income amounted to $23,265,000 at June 30, 2017 and begin expiring in 2028; $1,257,000 of such amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $908,000 per year.

There was a $94,000 and $227,000 income tax expense recorded for the three and six month periods ended June 30, 2017, respectively, compared to no tax expense for the three and six month periods ended June 30, 2016. The Company recognized an income tax benefit of $11,172,000 for the year ended December 31, 2016. The income tax benefit in 2016 was due to the reversal of the valuation allowance previously recorded against the net deferred tax asset as of September 30, 2016, offset by tax on pretax earnings for 2016 of $825,000.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense of approximately $86,000 and $171,000 for the three and six months ended June 30, 2017, respectively, compared to $19,000 and $38,000 for the three and six months ended June 30, 2016, respectively.

Balance Sheet Analysis

Investment securities

At June 30, 2017 and December 31, 2016, all of our investment securities were classified as available for sale. Investment securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments, and thus believes that any impairment in value is interest rate related and therefore temporary. Available for sale securities included net unrealized losses of $218,000 and $275,000 at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, management does not intend to sell any of the securities classified as available for sale and which have unrealized losses, and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

The Company sold approximately $2 million and $17 million of investment securities available for sale at a loss of $9,000 and a gain of $147,000 during the six months ended 2017 and 2016, respectively. The sale of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to the anticipated upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity. In February 2017, the Company purchased approximately $2 million in investment securities available for sale to invest liquidity in higher yielding assets. The securities purchased have durations of less than five years to minimize exposure to upward movement in interest rates and, in some cases, have returning cash flows that can be reinvested should interest rates rise.

The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands).

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
June 30, 2017
US Government Agencies
One to five years	$27,400	$27,574	$-	$(153)	$27,421	1.29%
Five to ten years	2,000	2,051	-	(10)	2,041	2.00%
More than ten years	2,695	2,700	-	(12)	2,688	1.53%
	32,095	32,325	-	(175)	32,150	1.35%
Mortgage-backed securities
One to five years	3,795	3,880	-	(19)	3,861	1.44%
More than ten years	7,173	7,065	1	(25)	7,041	2.38%
	10,968	10,945	1	(44)	10,902	2.06%

Total investment securities	$43,063	$43,270	$1	$(219)	$43,052	1.53%

December 31, 2016
US Government Agencies
One to five years	$29,400	$29,607	$-	$(213)	$29,394	1.25%
More than ten years	2,862	2,868	-	(16)	2,852	1.08%
	32,262	32,475	-	(229)	32,246	1.24%
Mortgage-backed securities
One to five years	3,457	3,524	-	(33)	3,491	1.78%
More than ten years	8,253	8,170	1	(14)	8,157	2.16%
	11,710	11,694	1	(47)	11,648	2.05%

Total investment securities	$43,972	$44,169	$1	$(276)	$43,894	1.45%

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

Approximately 74% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. We are much less reliant on real estate secured lending than was the case in 2012 when 90% of our loan portfolio consisted of this type of lending. Approximately 13% of the loan portfolio consists of rehabilitated student loans purchased by the Bank in 2016, 2015 and 2014 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 13% of all loans. Loans in this category are typically made to individuals, and small and medium-sized businesses, and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

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

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	%	Amount	%
Construction and land development
Residential	$6,242	1.84%	$6,770	2.01%
Commercial	28,708	8.45%	27,092	8.04%
	34,950	10.29%	33,862	10.05%
Commercial real estate
Owner occupied	72,430	21.32%	66,021	19.59%
Non-owner occupied	59,387	17.48%	57,944	17.19%
Multifamily	6,277	1.85%	8,824	2.62%
Farmland	299	0.09%	310	0.09%
	138,393	40.74%	133,099	39.49%
Consumer real estate
Home equity lines	20,512	6.04%	20,691	6.14%
Secured by 1-4 family residential,
First deed of trust	51,353	15.12%	54,791	16.25%
Second deed of trust	5,635	1.65%	5,768	1.71%
	77,500	22.81%	81,250	24.10%
Commercial and industrial loans
(except those secured by real estate)	43,491	12.80%	39,390	11.68%
Guaranteed student loans	43,422	12.78%	47,398	14.06%
Consumer and other	1,985	0.58%	2,101	0.62%

Total loans	339,741	100.0%	337,100	100.0%
Deferred loan cost, net	655		660
Less: allowance for loan losses	(3,267)		(3,373)

	$337,129		$334,387

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and,
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

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

The allowance for loan losses at June 30, 2017 was $3,267,000, compared to $3,373,000 at December 31, 2016. The ratio of the allowance for loan losses to core portfolio loans (excluding government guaranteed loans, net of unearned income and excluding mortgage loans held for sale) at June, 2017 and December 31, 2016 was 1.16% and 1.16%, respectively. We believe the amount of the allowance for loan losses at June 30, 2017 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (dollars in thousands):

Analysis of Allowance for Loan Losses

(In thousands)

	Six Months Ended
	June 30,
	2017	2016

Beginning balance	$3,373	$3,562
Provision for loan losses	-	-
Charge-offs
Construction and land development
Commercial	-	-
Commercial real estate
Owner occupied	-	(9)
Non-owner occupied	-	-
Farmland	-	-
Consumer real estate
Home equity lines	-	(53)
Secured by 1-4 family residential
First deed of trust	(107)	(27)
Second deed of trust	-	(25)
Commercial and industrial (except those secured by real estate)		-
Guaranteed student loans	(70)	(127)
Consumer and other	(2)	(1)
	(179)	(242)
Recoveries
Construction and land development
Residential	1	1
Commercial real estate
Owner occupied	13
Non-owner occupied	-	2
Farmland	-	125
Consumer real estate
Home equity lines	1	2
Secured by 1-4 family residential
First deed of trust	22	14
Second deed of trust	23	13
Commercial and industrial (except those secured by real estate)	10	44
Consumer and other	3	2
	73	203
Net charge-offs	(106)	(39)

Ending balance	$3,267	$3,523

Loans outstanding at end of period(1)	$340,396	$323,821

Loans outstanding at end of period, excluding guaranteed loans	$282,173	$267,302

Ratio of allowance for loan losses as a percent of loans outstanding at end of period	0.96%	1.09%

Ratio of allowance for loan losses as a percent of loans outstanding at end of period, excluding guaranteed loans	1.16%	1.32%

Average loans outstanding for the period(1)	$341,546	$314,478
Ratio of net charge-offs to average loans outstanding for the period	0.03%	0.01%

(1) Loans are net of unearned income.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	June 30,	December 31,	June 30,
	2017	2016	2016

Nonaccrual loans	$1,937	$2,402	$2,841
Foreclosed properties	1,788	2,926	3,941
Total nonperforming assets	$3,725	$5,328	$6,782

Restructured loans (not included in nonaccrual loans above)	$10,256	$10,154	$13,784

Loans past due 90 days and still accruing (1)	$8,058	$8,174	$8,412

Nonperforming assets to loans (2)	1.09%	1.58%	2.09%

Nonperforming assets to total assets (3)	0.8%	1.2%	1.6%

Allowance for loan losses to nonaccrual loans	168.7%	140.4%	124.0%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

(3) Nonperforming assets excludes performing troubled debt restructurings.

The following table presents an analysis of the changes in nonperforming assets for the six months ended June 30, 2017 (dollars in thousands):

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2016	$2,402	$2,926	$5,328
Additions	477	-	477
Loans placed back on accrual	(155)	-	(155)
Transfers to OREO	(285)	285	-
Repayments	(411)	-	(411)
Charge-offs	(91)	(20)	(110.60)
Sales	-	(1,403)	(1,403)

Balance June 30, 2017	$1,937	$1,788	$3,725

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

Of the total nonaccrual loans of $1,937,000 at June 30, 2017 that were considered impaired, eight loans totaling $441,000 had specific allowances for loan losses totaling $101,000. This compares to $2,402,000 in nonaccrual loans at December 31, 2016 of which eight loans totaling $660,000 had specific allowances for loan losses of $97,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $124,000 and $115,000 for the six months ended June 30, 2017 and 2016, respectively.

Deposits

Deposits as of June 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	%	Amount	%

Demand accounts	100,488	24.8%	$92,574	24.2%
Interest checking accounts	48,916	12.1%	44,390	11.6%
Money market accounts	81,673	20.1%	71,290	18.6%
Savings accounts	27,653	6.8%	26,598	6.9%
Time deposits of $250,000 and over	14,290	3.5%	13,372	3.5%
Other time deposits	132,371	32.7%	135,053	35.2%

Total	$405,391	100.0%	$383,277	100.0%

Total deposits increased by $22,114,000, or 5.77%, from $383,277,000 at December 31, 2016 to $405,391,000 at June 30, 2017, as compared to an increase of $2,776,000, or 0.8%, during the first six months of 2016. Checking and savings accounts increased by $13,495,000, money market accounts increased by $10,383,000 and time deposits decreased by $1,764,000. The cost of our interest-bearing deposits decreased to 0.79% for the first six months of 2017 compared to 0.83% for the first six months of 2016.

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

As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $1,600,000 and $2,400,000 at June 30, 2017 and December 31, 2016, respectively. The FHLB advances are secured by the pledge of loans. Available borrowings at June 30, 2017 were approximately $20 million based on currently pledged collateral. However, with additional pledges, the Company could be granted up to 25% of assets in advances.

Capital resources

On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under the TARP Program. The TARP Program was a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers. Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and a Warrant to purchase 499,029 shares of the Company’s common stock at an initial exercise price of $4.43 per share, subject to certain anti-dilution and other adjustments. As a result of the Company’s 1 for 16 reverse stock split completed in August 2014, the number of shares underlying the Warrant and the exercise price per share were adjusted to 31,190 and $70.88, respectively. The preferred stock issued by the Company under the TARP Program carried a 5% dividend until May 1, 2014, and now carries a 9% dividend. In November 2013, the Company participated in a successful auction of the Company’s preferred stock securities by the U.S. Treasury that resulted in the purchase of the securities by private and institutional investors. The U.S. Treasury continues to own the Warrant. This freed the Company from some constraints and costs that were in place while the U.S. Treasury held the securities.

During the first quarter of 2005, the Company issued $5.2 million in Trust Preferred Capital Notes to increase its regulatory capital and to help fund its expected growth in 2005. During the third quarter of 2007, the Company issued $3.6 million in Trust Preferred Capital Notes to partially fund the construction of an 80,000 square foot headquarters building at the Watkins Centre completed in July 2008. The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. See Note 7 of the Notes to Consolidated Financial Statements for a more detailed discussion of the Trust Preferred Capital Notes.

The Company was previously prohibited by its Written Agreement with the Reserve Bank from paying dividends on capital stock, including the Series A preferred stock, or interest payments on the trust preferred capital notes without prior regulatory approval. The Written Agreement was terminated by the Reserve Bank as of July 28, 2016. With the termination of the Written Agreement, the Company is not required to defer the quarterly cash dividends on the Series A preferred stock. At June 30, 2017, the aggregate amount of the Company’s total accrued dividend payments on the preferred stock was $56,000 and reflected as a reduction of retained earnings. This amount was accrued for and included in other liabilities on the Balance Sheet in the Consolidated Financial Statements.

During the second quarter of 2017, the Company received approval from the state regulators allowing the Bank to pay a special dividend to the Company for the sole purpose of paying all accrued dividends on the preferred stock through May 15, 2017. During the first quarter of 2017, the Company received approval from state and federal regulators allowing the Bank to pay a special dividend to the Company for the sole purpose of paying all accrued and unpaid dividends on the preferred stock through February 15, 2017, as well as to redeem 688 shares of the total 5,715 shares outstanding. The accrued and unpaid dividends paid on February 15, 2017 amounted to $2,911,000. The 688 shares were redeemed on February 24, 2017 at a redemption price of $1,000 per share plus accrued dividends from February 15, 2017 to the redemption date.

The Company received notification on February 26, 2016 from the Reserve Bank approving the payment of all accrued and deferred interest payments on trust preferred securities bringing the Company current as of March 2016.

On December 4, 2013, the Company issued 67,907 (after the reverse stock split) new shares of common stock through a private placement to directors and executive officers. The sale raised $1,684,075 in new capital for the Company. The $24.80 (after the reverse stock split) sale price for the common shares was equal to the stock’s book value at September 30, 2013, which represented a 30% premium over the closing price of the stock on December 3, 2013.

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

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2017	2016

Tier 1 capital
Total bank equity capital	$47,362	$50,231
Net unrealized loss on available-for-sale securities	144	181
Defined benefit postretirement plan	56	60
Dissallowed deferred tax asset	(4,933)	(4,619)
Disallowed intangible assets	-	(1)
Total Tier 1 capital	42,629	45,852

Tier 2 capital
Allowance for loan losses	3,267	3,373
Total Tier 2 capital	3,267	3,373

Total risk-based capital	45,896	49,225

Risk-weighted assets	$319,697	$321,166

Average assets	$442,398	$438,069

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	9.64%	10.47%
Common equity tier 1 capital ratio (CET 1)	13.33%	14.28%
Tier 1 capital to risk-weighted assets	13.33%	14.28%
Total capital to risk-weighted assets	14.36%	15.33%
Equity to total assets	10.32%	11.37%

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

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Bank is considered well-capitalized at June 30, 2017 and December 31, 2016.

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

At June 30, 2017, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $75,345,000, or 16% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. There were no securities pledged as collateral as of June 30, 2017.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were no borrowings against the lines at June 30, 2017.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2017 was $20.2 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets. Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At June 30, 2017, we had commitments to originate $78,963,000 of loans. Fixed commitments to incur capital expenditures were approximately $400,000 at June 30, 2017. Certificates of deposit scheduled to mature in the 12-month period ending June 30, 2018 totaled $65,904,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

Real estate acquired in settlement of loans

Real estate acquired in settlement of loans represent properties acquired through foreclosure or physical possession.  Write-downs to fair value less cost to sell of foreclosed assets at the time of transfer are charged to allowance for loan losses.  Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance was $281,000 and $612,000 at June 30, 2017 and December 31, 2016, respectively. Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties.  The evaluation of these factors involves subjective estimates and judgments that may change.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2017. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: August 10, 2017	By:	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

Date: August 10, 2017	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.