Form 10-Q
period 2017-09-30
Village Bank & Trust Financial Corp.
filed 2017-11-13
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

1,430,854 shares of common stock, $4.00 par value, outstanding as of October 31, 2017

Village Bank and Trust Financial Corp.

Form 10-Q

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
September 30, 2017 (Unaudited) and December 31, 2016
(in thousands, except share data)

	September 30,	December 31,
	2017	2016
Assets
Cash and due from banks	$15,684	$10,848
Federal funds sold	15,026	948
Total cash and cash equivalents	30,710	11,796
Investment securities available for sale	44,834	43,894
Loans held for sale	5,641	14,784
Loans
Outstandings	347,002	337,100
Allowance for loan losses	(3,243)	(3,373)
Deferred fees and costs, net	676	660
Total loans, net	344,435	334,387
Other real estate owned, net of valuation allowance	1,788	2,926
Assets held for sale	841	841
Premises and equipment, net	13,077	12,758
Bank owned life insurance	7,222	7,093
Accrued interest receivable	2,516	2,274
Other assets	13,642	14,049

	$464,706	$444,802

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$103,396	$92,574
Interest bearing	304,008	290,703
Total deposits	407,404	383,277
Federal Home Loan Bank advances	1,600	2,400
Long-term debt - trust preferred securities	8,764	8,764
Other borrowings	-	81
Accrued interest payable	142	70
Other liabilities	3,162	6,596
Total liabilities	421,072	401,188

Shareholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference, 1,000,000 shares authorized; 5,027 shares issued and outstanding at September 30, 2017 and 5,715 shares issued and outstanding at December 31, 2016	20	23
Common stock, $4 par value - 10,000,000 shares authorized; 1,430,854 shares issued and outstanding at September 30, 2017 and 1,428,261 shares issued and outstanding at December 31, 2016	5,661	5,629
Additional paid-in capital	58,028	58,643
Accumulated deficit	(20,631)	(21,172)
Common stock warrant	732	732
Stock in directors rabbi trust	(1,010)	(1,034)
Directors deferred fees obligation	1,010	1,034
Accumulated other comprehensive loss	(176)	(241)
Total shareholders' equity	43,634	43,614

	$464,706	$444,802

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income
Loans	$4,135	$4,013	$12,086	$11,583
Investment securities	178	72	506	261
Federal funds sold	67	19	111	46
Total interest income	4,380	4,104	12,703	11,890

Interest expense
Deposits	615	590	1,770	1,784
Borrowed funds	73	70	227	174
Total interest expense	688	660	1,997	1,958

Net interest income	3,692	3,444	10,706	9,932
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	3,692	3,444	10,706	9,932

Noninterest income
Service charges and fees	591	673	1,785	1,858
Gain on sale of loans	1,395	2,043	4,195	4,630
Gain on sale of asset held for sale	-	-	-	504
Gain (loss) on sale of investment securities	-	15	(9)	162
Rental income	-	-	-	582
Other	92	114	270	292
Total noninterest income	2,078	2,845	6,241	8,028

Noninterest expense
Salaries and benefits	2,985	3,045	9,042	8,463
Commissions	431	533	1,180	1,163
Occupancy	269	324	821	1,188
Equipment	193	197	553	573
Write down of assets held for sale	-	-	-	220
Cease use lease obligation	-	-	(125)	-
Supplies	55	81	173	232
Professional and outside services	742	743	2,254	2,220
Advertising and marketing	134	76	274	239
Foreclosed assets, net	11	79	(151)	250
FDIC insurance premium	69	90	207	287
Other operating expense	502	541	1,460	1,484
Total noninterest expense	5,391	5,709	15,688	16,319
			-
Income before income tax expense	379	580	1,259	1,641
Income tax expense (benefit)	106	(11,352)	333	(11,352)

Net income	273	11,932	926	12,993

Preferred stock dividends and amortization of discount	(113)	(186)	(385)	(547)
Net income available to common shareholders	$160	$11,746	$541	$12,446

Earnings per share, basic	$0.11	$8.21	$0.38	$8.74
Earnings per share, diluted	$0.11	$8.21	$0.38	$8.74

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$273	$11,932	$926	$12,993
Other comprehensive income
Unrealized holding gains arising during the period	33	22	80	902
Tax effect	11	8	27	307
Net change in unrealized holding gains on securities available for sale, net of tax	22	14	53	595

Reclassification adjustment
Reclassification adjustment for (gains) losses realized in income	-	(15)	9	(162)
Tax effect	-	(5)	3	(55)
Reclassification for (gains) losses included in net income, net of tax	-	(10)	6	(107)

Minimum pension adjustment	3	3	9	9
Tax effect	1	1	3	3
Minimum pension adjustment, net of tax	2	2	6	6

Total other comprehensive income	24	6	65	494

Total comprehensive income	$297	$11,938	$991	$13,487

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Shareholders' Equity
Nine Months Ended September 30, 2017 and 2016
(Unaudited)
(in thousands)

							Directors	Accumulated
			Additional	Retained		Stock in	Deferred	Other
	Preferred	Common	Paid-in	Earnings		Directors	Fees	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, December 31, 2016	$23	$5,629	$58,643	$(21,172)	$732	$(1,034)	$1,034	$(241)	$43,614
Preferred stock redemption	(3)	-	(685)	-	-	-	-	-	(688)
Preferred stock dividend	-	-	-	(385)	-	-	-	-	(385)
Restricted stock redemption						24	(24)		-
Issuance of common stock	-	32	(32)	-	-	-	-	-	-
Stock based compensation	-	-	102	-	-	-	-	-	102
Minimum pension adjustment (net of income taxes of $3)	-	-	-	-	-	-	-	6	6
Net income	-	-	-	926	-	-	-	-	926
Change in unrealized gain on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	59	59

Balance, September 30, 2017	$20	$5,661	$58,028	$(20,631)	$732	$(1,010)	$1,010	$(176)	$43,634

Balance, December 31, 2015	$23	$5,562	$58,497	$(33,948)	$732	$(1,034)	$1,034	$(507)	$30,359
Preferred stock dividend	-	-	-	(547)	-	-	-	-	(547)
Issuance of common stock	-	56	(56)	-	-	-	-	-	-
Stock based compensation	-	-	156	-	-	-	-	-	156
Minimum pension adjustment (net of income taxes of $3)	-	-	-	-	-	-	-	6	6
Net income	-	-	-	12,993	-	-	-	-	12,993
Change in unrealized gain on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	488	488

Balance, September 30, 2016	$23	$5,618	$58,597	$(21,502)	$732	$(1,034)	$1,034	$(13)	$43,455

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2017 and 2016
(Unaudited)
(in thousands)

	2017	2016

Cash Flows from Operating Activities
Net income	$926	$12,993
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	552	606
Deferred income taxes	332	645
Valuation allowance (recovery) on net deferred tax asset	-	(11,997)
Write-down of other real estate owned	351	466
Valuation allowance other real estate owned	(331)	(335)
Write-down of assets held for sale	-	220
(Gain) loss on securities sold	9	(162)
Gain on loans sold	(4,195)	(4,630)
Gain on sale of assets held for sale	-	(504)
Loss on sale and disposal of premises and equipment	-	2
Gain on sale of other real estate owned	(218)	(59)
Stock compensation expense	102	156
Proceeds from sale of mortgage loans	132,070	157,290
Origination of mortgage loans for sale	(118,732)	(154,380)
Amortization of premiums and accretion of discounts on securities, net	66	116
Increase in interest receivable	(242)	(294)
Increase in bank owned life insurance	(129)	(139)
Decrease in other assets	50	2,611
Increase (decrease) in interest payable	72	(1,282)
Decrease in other liabilities	(903)	(2,290)
Net cash provided by (used in) operating activities	9,780	(967)

Cash Flows from Investing Activities
Purchases of available for sale securities	(4,379)	(10,000)
Proceeds from the sale or calls of available for sale securities	3,454	21,933
Proceeds from the sale of assets held for sale	-	7,338
Net increase in loans	(10,333)	(22,488)
Proceeds from sale of other real estate owned	1,621	3,101
Purchases of premises and equipment	(871)	(700)
Net cash used in investing activities	(10,508)	(816)

Cash Flows from Financing Activities
Redeemption of preferred stock	(688)	-
Payment of preferred dividends	(2,916)	-
Net increase in deposits	24,127	14,372
Net increase (decrease) in Federal Home Loan Bank advances	(800)	2,200
Net decrease in other borrowings	(81)	(293)
Net cash provided by financing activities	19,642	16,279

Net increase in cash and cash equivalents	18,914	14,496
Cash and cash equivalents, beginning of period	11,796	17,262

Cash and cash equivalents, end of period	$30,710	$31,758

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$1,925	$3,239
Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$285	$268
Bank financed sale of asset held for sale	$-	$4,912
Dividends on preferred stock accrued	$385	$547

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

Note 1 – Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 2017 is not necessarily indicative of the results to be expected for the full year ending December 31, 2017. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (“SEC”).

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 – Use of estimates

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

Note 3 – Earnings per common share

The following table presents the basic and diluted earnings per common share computation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator
Net income - basic and diluted	$273	$11,932	$926	$12,993
Preferred stock dividend	(113)	(186)	(385)	(547)
Net income available to common shareholders	$160	$11,746	$541	$12,446

Denominator
Weighted average shares outstanding - basic	1,431	1,430	1,430	1,423
Dilutive effect of common stock options and restricted stock awards	-	-	-	-

Weighted average shares outstanding - diluted	1,431	1,430	1,430	1,423

Earnings per share - basic	$0.11	$8.21	$0.38	$8.74
Earnings per share - diluted	$0.11	$8.21	$0.38	$8.74

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 2,337 shares were not included in computing diluted earnings per share for the three and nine months ended September 30, 2017, and stock options for 2,587 and 1,742 were not included in computed diluted earnings per share for the three and nine months ended September 30, 2016, because their effects were anti-dilutive.

Note 4 – Investment securities available for sale

At September 30, 2017 and December 31, 2016, all of our securities were classified as available for sale. The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands):

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
September 30, 2017
US Government Agencies
One to five years	$27,400	$27,558	$-	$(150)	$27,408	1.29%
Five to ten years	2,000	2,049	-	(4)	2,045	2.00%
More than ten years	2,548	2,553	-	(15)	2,538	1.78%
	31,948	32,160	-	(169)	31,991	1.37%
Mortgage-backed securities
One to five years	3,595	3,673	-	(12)	3,661	1.44%
More than ten years	6,967	6,864	1	(8)	6,857	2.41%
	10,562	10,537	1	(20)	10,518	2.08%

Corporate debt
Five to ten years	2,300	2,323	2	-	2,325	5.42%

Total investment securities	$44,810	$45,020	$3	$(189)	$44,834	1.75%

December 31, 2016
US Government Agencies
One to five years	$29,400	$29,607	$-	$(213)	$29,394	1.25%
More than ten years	2,862	2,868	-	(16)	2,852	1.08%
	32,262	32,475	-	(229)	32,246	1.24%
Mortgage-backed securities
One to five years	3,457	3,524	-	(33)	3,491	1.78%
More than ten years	8,253	8,170	1	(14)	8,157	2.16%
	11,710	11,694	1	(47)	11,648	2.05%

Total investment securities	$43,972	$44,169	$1	$(276)	$43,894	1.45%

There were no investment securities pledged to secure deposit repurchase agreements at September 30, 2017 and approximately $1,050,000 at December 31, 2016.

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the periods indicated (dollars in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016

Gross realized gains	$-	$15	$-	$162
Gross realized losses	-	-	(9)	-

	$-	$15	$(9)	$162

The Company sold approximately $2 million of investment securities available for sale at a loss of $9,000 for the nine months ended September 30, 2017. The Company sold approximately $4 million and $22 million of investment securities for the three and nine months ended September 30, 2016 resulting in a net gain of $15,000 and $162,000, respectively. The sale of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to the anticipated upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity.

Investment securities available for sale that have an unrealized loss position at September 30, 2017 and December 31, 2016 are detailed below (dollars in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2017
US Government Agencies	$19,511	$(95)	$12,480	$(74)	$31,991	$(169)
Mortgage-backed securities	7,800	(15)	587	(5)	8,387	(20)

	$27,311	$(110)	$13,067	$(79)	$40,378	$(189)

December 31, 2016
US Government Agencies	$27,291	$(213)	$2,852	$(16)	$33,143	$(229)
Mortgage-backed securities	9,450	(47)	-	-	9,450	(47)

	$36,741	$(260)	$2,852	$(16)	$42,593	$(276)

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2017.

Note 5 – Loans and allowance for loan losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount	%	Amount	%
Construction and land development
Residential	$6,327	1.82%	$6,770	2.01%
Commercial	28,721	8.28%	27,092	8.04%
	35,048	10.10%	33,862	10.05%
Commercial real estate
Owner occupied	71,834	20.70%	66,021	19.59%
Non-owner occupied	61,831	17.82%	57,944	17.19%
Multifamily	6,114	1.76%	8,824	2.62%
Farmland	278	0.08%	310	0.09%
	140,057	40.36%	133,099	39.49%
Consumer real estate
Home equity lines	20,595	5.94%	20,691	6.14%
Secured by 1-4 family residential,
First deed of trust	54,820	15.80%	54,791	16.25%
Second deed of trust	6,293	1.81%	5,768	1.71%
	81,708	23.55%	81,250	24.10%
Commercial and industrial loans (except those secured by real estate)	40,647	11.71%	39,390	11.68%
Guaranteed student loans	47,643	13.73%	47,398	14.06%
Consumer and other	1,899	0.55%	2,101	0.62%

Total loans	347,002	100.0%	337,100	100.0%
Deferred loan cost, net	676		660
Less: allowance for loan losses	(3,243)		(3,373)

	$344,435		$334,387

The Bank purchased portfolios of rehabilitated student loans guaranteed by the Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the Federal Home Loan Bank of Atlanta (“FHLB”) as part of their lending arrangement with the Company totaled $25,111,000 and $27,073,000 at September 30, 2017 and December 31, 2016, respectively.

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any;
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable; and

•	Loans rated 6 or 7 are considered “Classified” loans for regulatory classification purposes.

The following tables provide information on the risk rating of loans at the dates indicated (dollars in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
September 30, 2017
Construction and land development
Residential	$6,327	$-	$-	$-	$6,327
Commercial	27,495	1,129	97	-	28,721
	33,822	1,129	97	-	35,048
Commercial real estate
Owner occupied	70,657	798	379	-	71,834
Non-owner occupied	57,095	1,568	3,168	-	61,831
Multifamily	6,114	-	-	-	6,114
Farmland	278	-	-	-	278
	134,144	2,366	3,547	-	140,057
Consumer real estate
Home equity lines	19,495	378	722	-	20,595
Secured by 1-4 family residential
First deed of trust	50,626	2,016	2,178	-	54,820
Second deed of trust	5,944	206	143	-	6,293
	76,065	2,600	3,043	-	81,708
Commercial and industrial loans (except those secured by real estate)	35,440	3,916	1,291	-	40,647
Guaranteed student loans	47,643	-	-	-	47,643
Consumer and other	1,659	222	18	-	1,899

Total loans	$328,773	$10,233	$7,996	$-	$347,002

December 31, 2016
Construction and land development
Residential	$6,770	$-	$-	$-	$6,770
Commercial	25,342	1,648	102	-	27,092
	32,112	1,648	102	-	33,862
Commercial real estate
Owner occupied	58,788	3,565	3,668	-	66,021
Non-owner occupied	57,944	-	-	-	57,944
Multifamily	8,634	190	-	-	8,824
Farmland	310	-	-	-	310
	125,676	3,755	3,668	-	133,099
Consumer real estate
Home equity lines	19,501	487	703	-	20,691
Secured by 1-4 family residential
First deed of trust	49,648	2,847	2,296	-	54,791
Second deed of trust	5,399	125	244	-	5,768
	74,548	3,459	3,243	-	81,250
Commercial and industrial loans (except those secured by real estate)	39,390	-	-	-	39,390
Guaranteed student loans	46,009	739	650	-	47,398
Consumer and other	2,043	52	6	-	2,101

Total loans	$319,778	$9,653	$7,669	$-	$337,100

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (dollars in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
September 30, 2017
Construction and land development
Residential	$-	$-	$-	$-	$6,327	$6,327	$-
Commercial	26	-	-	26	28,695	28,721	-
	26	-	-	26	35,022	35,048	-
Commercial real estate
Owner occupied	-	-	-	-	71,834	71,834	-
Non-owner occupied	-	-	-	-	61,831	61,831	-
Multifamily	-	-	-	-	6,114	6,114	-
Farmland	-	-	-	-	278	278	-
	-	-	-	-	140,057	140,057	-
Consumer real estate
Home equity lines	-	-	-	-	20,595	20,595	-
Secured by 1-4 family residential
First deed of trust	271	150	-	421	54,399	54,820	-
Second deed of trust	95	-	-	95	6,198	6,293	-
	366	150	-	516	81,192	81,708	-
Commercial and industrial loans (except those secured by real estate)	-	536	-	536	40,111	40,647	-
Guaranteed student loans	2,077	1,597	8,113	11,787	35,856	47,643	8,113
Consumer and other	-	4	-	4	1,895	1,899	-

Total loans	$2,469	$2,287	$8,113	$12,869	$334,133	$347,002	$8,113

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2016
Construction and land development
Residential	$-	$-	$-	$-	$6,770	$6,770	$-
Commercial	-	-	-	-	27,092	27,092	-
	-	-	-	-	33,862	33,862	-
Commercial real estate
Owner occupied	-	-	-	-	66,021	66,021	-
Non-owner occupied	-	-	-	-	57,944	57,944	-
Multifamily	190	-	-	190	8,634	8,824	-
Farmland	-	-	-	-	310	310	-
	190	-	-	190	132,909	133,099	-
Consumer real estate
Home equity lines	-	-	-	-	20,691	20,691	-
Secured by 1-4 family residential
First deed of trust	414	63	-	477	54,314	54,791	-
Second deed of trust	128	-	-	128	5,640	5,768	-
	542	63	-	605	80,645	81,250	-
Commercial and industrial loans (except those secured by real estate)	15	62	-	77	39,313	39,390	-
Guaranteed student loans	2,743	1,923	8,174	12,840	34,558	47,398	8,174
Consumer and other	11	-	-	11	2,090	2,101	-

Total loans	$3,501	$2,048	$8,174	$13,723	$323,377	$337,100	$8,174

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

	September 30, 2017
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$97	$164	$-
Commercial real estate
Owner occupied	3,512	3,512
Non-owner occupied	2,176	2,176	-
	5,688	5,688	-
Consumer real estate
Home equity lines	601	601	-
Secured by 1-4 family residential
First deed of trust	3,968	3,968	-
Second deed of trust	594	802	-
	5,163	5,371	-
Commercial and industrial loans (except those secured by real estate)	463	693	-
Consumer and other	3	3
	11,414	11,919	-

With an allowance recorded
Construction and land development
Commercial	464	464	2
Commercial real estate
Owner occupied	1,922	1,937	21
	1,922	1,937	21
Consumer real estate
Home equity lines	138	138	4
Secured by 1-4 family residential
First deed of trust	765	765	62
Second deed of trust	86	86	5
	989	989	71
Commercial and industrial loans (except those secured by real estate)	785	901	233
	4,160	4,291	327

Total
Construction and land development
Commercial	561	628	2
	561	628	2
Commercial real estate
Owner occupied	5,434	5,449	21
Non-owner occupied	2,176	2,176	-
	7,610	7,625	21
Consumer real estate
Home equity lines	739	739	4
Secured by 1-4 family residential,
First deed of trust	4,733	4,733	62
Second deed of trust	680	888	5
	6,152	6,360	71
Commercial and industrial loans (except those secured by real estate)	1,248	1,594	233
Consumer and other	3	3	-
	$15,574	$16,210	$327

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$102	$169	$-
Commercial real estate
Owner occupied	1,487	1,487	-
Non-owner occupied	2,236	2,236	-
	3,723	3,723	-
Consumer real estate
Home equity lines	703	703	-
Secured by 1-4 family residential
First deed of trust	3,514	3,518	-
Second deed of trust	619	865	-
	4,836	5,086	-
Commercial and industrial loans (except those secured by real estate)	538	768	-
	9,199	9,746	-

With an allowance recorded
Construction and land development
Commercial	479	479	9
Commercial real estate
Owner occupied	4,117	4,132	86
Non-Owner occupied	-	-	-
	4,117	4,132	86
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,550	1,550	144
Second deed of trust	90	90	90
	1,640	1,640	234
Commercial and industrial loans (except those secured by real estate)	6	122	6
	6,242	6,373	335

Total
Construction and land development
Commercial	581	648	9
	581	648	9
Commercial real estate
Owner occupied	5,604	5,619	86
Non-owner occupied	2,236	2,236	-
	7,840	7,855	86
Consumer real estate
Home equity lines	703	703	-
Secured by 1-4 family residential,
First deed of trust	5,064	5,068	144
Second deed of trust	709	955	90
	6,476	6,726	234
Commercial and industrial loans (except those secured by real estate)	544	890	6
	$15,441	$16,119	$335

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30, 2017		Ended September 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Commercial	$99	$1	$100	$3
	99	1	100	3
Commercial real estate
Owner occupied	3,531	32	2,539	90
Non-owner occupied	2,187	23	2,206	82
	5,718	55	4,745	172
Consumer real estate
Home equity lines	751	16	761	17
Secured by 1-4 family residential
First deed of trust	3,737	24	3,615	86
Second deed of trust	555	9	563	27
	5,043	49	4,939	130
Commercial and industrial loans (except those secured by real estate)	470	35	493	49
Consumer and other	4	-	2	-
	11,334	140	10,279	354

With an allowance recorded
Construction and land development
Commercial	467	5	472	17
Commercial real estate
Owner occupied	1,929	17	2,978	58
	1,929	17	2,978	58
Consumer real estate
Home equity line	139	-	69	6
Secured by 1-4 family residential
First deed of trust	815	8	1,120	26
Second deed of trust	129	1	131	3
	1,083	9	1,320	35
Commercial and industrial loans (except those secured by real estate)	444	-	245	4
Consumer and other	-	-	1	-
	3,923	31	5,016	114

Total
Construction and land development
Commercial	566	6	572	20
	566	6	572	20
Commercial real estate
Owner occupied	5,460	49	5,517	148
Non-owner occupied	2,187	23	2,206	82
	7,647	72	7,723	230
Consumer real estate
Home equity lines	890	16	830	23
Secured by 1-4 family residential,
First deed of trust	4,552	32	4,735	112
Second deed of trust	684	10	694	30
	6,126	58	6,259	165
Commercial and industrial loans (except those secured by real estate)	915	35	738	53
Consumer and other	4	-	3	-
	$15,257	$171	$15,295	$468

	For the Three Months		For the Nine Months
	Ended September 30, 2016		Ended September 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Commercial	$92	$-	$211	$40
	92	-	211	40
Commercial real estate
Owner occupied	935	-	933	29
Non-owner occupied	2,546	28	2,537	92
	3,481	28	3,470	121
Consumer real estate
Home equity lines	1,164	-	1,246	1
Secured by 1-4 family residential
First deed of trust	4,137	42	4,188	134
Second deed of trust	839	9	950	32
	6,140	51	6,384	167
Commercial and industrial loans (except those secured by real estate)	455	-	568	14
Consumer and other	-	-	5	-
	10,168	79	10,638	342

With an allowance recorded
Construction and land development
Commercial	1,423	7	1,531	19
Commercial real estate
Owner occupied	4,911	47	5,272	157
Non-Owner occupied	158	-	174	9
	5,069	47	5,446	166
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,680	-	1,800	9
Second deed of trust	171	-	185	4
	1,851	-	1,985	13
Commercial and industrial loans (except those secured by real estate)	99	-	122	-
	8,442	54	9,084	198

Total
Construction and land development
Commercial	1,515	7	1,742	59
	1,515	7	1,742	59
Commercial real estate
Owner occupied	5,846	47	6,205	186
Non-owner occupied	2,704	28	2,711	101
	8,550	75	8,916	287
Consumer real estate
Home equity lines	1,164	-	1,246	1
Secured by 1-4 family residential,
First deed of trust	5,817	42	5,987	143
Second deed of trust	1,010	9	1,135	36
	7,991	51	8,368	180
Commercial and industrial loans (except those secured by real estate)	554	-	690	14
Consumer and other	-	-	5	-
	$18,610	$133	$19,722	$540

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

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
September 30, 2017
Construction and land development Commercial	$464	$464	$-	$2
	464	464	-	2
Commercial real estate
Owner occupied	4,232	4,037	195	21
Non-owner occupied	2,176	2,176	-	-
	6,408	6,213	195	21
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	3,432	2,733	699	60
Second deeds of trust	597	530	67	5
	4,029	3,263	766	65
Commercial and industrial loans (except those secured by real estate)	351	230	121	-
	$11,252	$10,170	$1,082	$88

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2016
Construction and land development Commercial	$479	$479	$-	$9
	479	479	-	9
Commercial real estate
Owner occupied	4,342	4,117	225	86
Non-owner occupied	2,236	2,236	-	-
	6,578	6,353	225	86
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	3,853	3,012	841	139
Second deeds of trust	547	547	-	-
	4,400	3,559	841	139
Commercial and industrial loans (except those secured by real estate)	397	-	397	-
	$11,854	$10,391	$1,463	$234

The following table provides information about TDRs identified during the indicated period (dollars in thousands):

	Nine Months Ended
	September 30, 2017
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded
	Loans	Balance	Balance

Secured by 1-4 family residential
First deed of trust	1	$190	$190
Second deed of trust	1	68	68
	2	258	258

	2	$258	$258

There were no TDRs identified during the nine months ended September 30, 2016.

The following table summarizes defaults on TDRs identified for the indicated periods (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
	Number of	Recorded	Number of	Recorded
	Loans	Balance	Loans	Balance

Commercial real estate
Owner occupied	3	$2,309	2	$390
Non-owner occupied	-	-	-	-
	3	2,309	2	390
Consumer real estate
Secured by 1-4 family residential
First deed of trust	10	1,049	7	692
Second deed of trust	2	75	2	86
	12	1,124	9	778

Commercial and industrial (except those secured by real estate)	2	44	1	103
	17	$3,477	12	$1,271

Activity in the allowance for loan losses is as follows for the periods indicated (dollars in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2017
Construction and land development
Residential	$38	$-	$-	$-	$38
Commercial	213	(40)	-	2	175
	251	(40)	-	2	213
Commercial real estate
Owner occupied	515	9	-	-	524
Non-owner occupied	416	18	-	-	434
Multifamily	40	(1)	-	-	39
Farmland	3	-	-	-	3
	974	26	-	-	1,000
Consumer real estate
Home equity lines	250	(3)	-	-	247
Secured by 1-4 family residential
First deed of trust	462	(10)	-	7	459
Second deed of trust	127	(89)	-	7	45
	839	(102)	-	14	751
Commercial and industrial loans (except those secured by real estate)	302	140	-	3	445
Student loans	99	45	(45)	-	99
Consumer and other	9	(4)	-	2	7
Unallocated	793	(65)	-	-	728

	$3,267	$-	$(45)	$21	$3,243

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2016
Construction and land development
Residential	$31	$12	$-	$-	$43
Commercial	259	22	(10)	5	276
	290	34	(10)	5	319
Commercial real estate
Owner occupied	711	(17)	(57)		637
Non-owner occupied	437	53	(1)	51	540
Multifamily	54	2	-	-	56
Farmland	2	1	-	-	3
	1,204	39	(58)	51	1,236
Consumer real estate
Home equity lines	259	4	-	1	264
Secured by 1-4 family residential
First deed of trust	490	79	(113)	6	462
Second deed of trust	133	(11)		6	128
	882	72	(113)	13	854
Commercial and industrial loans (except those secured by real estate)	226	(46)	(15)	46	211
Guaranteed student loans	191	13	(16)		188
Consumer and other	8	7	(12)	5	8
Unallocated	722	(119)	-	-	603

	$3,523	$-	$(224)	$120	$3,419

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Nine Months Ended September 30, 2017
Construction and land development
Residential	$41	$(4)	$-	$1	$38
Commercial	300	(127)	-	2	175
	341	(131)	-	3	213
Commercial real estate
Owner occupied	611	(100)	-	13	524
Non-owner occupied	406	28	-	-	434
Multifamily	56	(17)	-	-	39
Farmland	3	-	-	-	3
	1,076	(89)	-	13	1,000
Consumer real estate
Home equity lines	271	(25)	-	1	247
Secured by 1-4 family residential
First deed of trust	447	90	(107)	29	459
Second deed of trust	136	(120)	-	29	45
	854	(55)	(107)	59	751
Commercial and industrial loans (except those secured by real estate)	223	209	-	13	445
Student loans	158	56	(115)	-	99
Consumer and other	8	(5)	(2)	6	7
Unallocated	713	15	-	-	728

	$3,373	$-	$(224)	$94	$3,243

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Nine Months Ended September 30, 2016
Construction and land development
Residential	$30	$12	$-	$1	$43
Commercial	291	(10)	(10)	5	276
	321	2	(10)	6	319
Commercial real estate
Owner occupied	1,167	(464)	(66)	-	637
Non-owner occupied	460	27	-	53	540
Multifamily	51	5	-	-	56
Farmland	17	(139)	-	125	3
	1,695	(571)	(66)	178	1,236
Consumer real estate
Home equity lines	448	(134)	(53)	3	264
Secured by 1-4 family residential
First deed of trust	602	(20)	(140)	20	462
Second deed of trust	111	23	(25)	19	128
	1,161	(131)	(218)	42	854
Commercial and industrial loans (except those secured by real estate)	94	42	(15)	90	211
Guaranteed student loans	230	101	(143)	-	188
Consumer and other	2	13	(14)	7	8
Unallocated	59	544	-	-	603

	$3,562	$-	$(466)	$323	$3,419

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2016
Construction and land development
Residential	$30	$10	$-	$1	$41
Commercial	291	9	(10)	10	300
	321	19	(10)	11	341
Commercial real estate
Owner occupied	1,167	(490)	(66)	-	611
Non-owner occupied	460	(106)	(1)	53	406
Multifamily	51	5	-	-	56
Farmland	17	(139)	-	125	3
	1,695	(730)	(67)	178	1,076
Consumer real estate
Home equity lines	448	(127)	(53)	3	271
Secured by 1-4 family residential
First deed of trust	602	(40)	(140)	25	447
Second deed of trust	111	21	(25)	29	136
	1,161	(146)	(218)	57	854
Commercial and industrial loans (except those secured by real estate)	94	44	(15)	100	223
Student loans	230	149	(221)	-	158
Consumer and other	2	10	(13)	9	8
Unallocated	59	654	-	-	713

	$3,562	$-	$(544)	$355	$3,373

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. We concluded that the unallocated portion of the allowance was acceptable given the continued higher level of classified assets and was within a reasonable range around the estimate of losses. The allowance for loan losses included an unallocated portion of approximately $728,000, $713,000, and $603,000 at September 30, 2017, December 31, 2016, and September 30, 2016, respectively.

Discussion of the provision for (recovery of) loan losses related to specific loan types are provided following:

•	The recovery of loan losses totaling $102,000 for the consumer real estate portfolio for the three months ended September 30, 2017 was attributed to a decline in the general component of the allowance for loan losses as a result of a decrease in the historical loss experience from 0.16% as of June 30, 2017 to 0.13% as of September 30, 2017.

•	The provision for loan losses totaling $140,000 for the commercial and industrial loans (except those secured by real estate) for the three months ended September 30, 2017 was attributed to an increase of $172,000 in the specific reserve associated with loans evaluated individually for impairment.

•	The recovery of loan losses totaling $131,000 for the construction and land development portfolio for the nine months ended September 30, 2017 was attributed to a decline in the general component of the allowance for loan losses as a result of a decrease in the historical loss experience from 0.38% as of December 31, 2016 to 0.01% as of September 30, 2017.

•	The recovery of loan losses totaling $89,000, $730,000 and $571,000 for the commercial real estate portfolio for the nine months ended September 30, 2017, year ended December 31, 2016, and nine months ended September 30, 2016, respectively, was attributable to a decline in the general component of the allowance for loan losses as a result of decreases in the historical loss experience from 0.20% as of September 30, 2016 to a net recovery of 0.04% as of September 30, 2017. In addition, the portfolio was in a net-recovery position of $13,000 and $111,000 for the nine months ended September 30, 2017 and year ended December 31, 2016, respectively.

•	The recovery of loan losses totaling $55,000 for the consumer real estate portfolio for the nine months ended September 30, 2017 was attributed to a decrease of $104,000 in the specific reserve associated with loans evaluated individually for impairment. This decrease was offset by an increase in the general component allocated to this portfolio as a result of increases in the historical loss experience from 0.0022% as of year end December 31, 2016 to 0.13% for the nine months ended September 30, 2017. In addition, the portfolio was in a net charge-off position of $48,000 for the nine months ended September 30, 2017.

•	The recovery of loan losses totaling $146,000 and $131,000 for the consumer real estate portfolio for the year ended December 31, 2016 and nine months ended September 30, 2016, respectively, was attributable to a decline in the general component of the allowance for loan losses as a result of decreases in the historical loss experience from 0.07% as of September 30, 2016 to 0.0022% as of December 31, 2016. In addition, the portfolio was in a net-charge off position of $161,000 and $176,000 for the year ended December 31, 2016 and the nine months ended September 30, 2016.

•	The provision for loan losses totaling $209,000 for the commercial and industrial loans (except those secured by real estate) for the nine months ended September 30, 2017 was attributed to an increase of $227,000 in the specific reserve associated with loans evaluated individually for impairment.

Loans were evaluated for impairment as follows for the periods indicated (dollars in thousands):

	Recorded Investment in Loans
	Allowance			Loans

	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

As of September 30, 2017
Construction and land development
Residential	$38	$-	$38	$6,327	$-	$6,327
Commercial	175	2	173	28,721	561	28,160
	213	2	211	35,048	561	34,487
Commercial real estate
Owner occupied	524	21	503	71,834	5,434	66,400
Non-owner occupied	434	-	434	61,831	2,176	59,655
Multifamily	39	-	39	6,114	-	6,114
Farmland	3	-	3	278	-	278
	1,000	21	979	140,057	7,610	132,447
Consumer real estate
Home equity lines	247	4	243	20,595	739	19,856
Secured by 1-4 family residential
First deed of trust	459	62	397	54,820	4,733	50,087
Second deed of trust	45	5	40	6,293	680	5,613
	751	71	680	81,708	6,152	75,556
Commercial and industrial loans (except those secured by real estate)	445	233	212	40,647	1,248	39,399
Student loans	99	-	99	47,643	-	47,643
Consumer and other	735	-	735	1,899	3	1,896

	$3,243	$327	$2,916	$347,002	$15,574	$331,428

As of December 31, 2016
Construction and land development
Residential	$41	$-	$41	$6,770	$-	$6,770
Commercial	300	9	291	27,092	581	26,511
	341	9	332	33,862	581	33,281
Commercial real estate
Owner occupied	611	86	525	66,021	5,604	60,417
Non-owner occupied	406	-	406	57,944	2,236	55,708
Multifamily	56	-	56	8,824	-	8,824
Farmland	3	-	3	310	-	310
	1,076	86	990	133,099	7,840	125,259
Consumer real estate
Home equity lines	271	-	271	20,691	703	19,988
Secured by 1-4 family residential
First deed of trust	447	144	303	54,791	5,064	49,727
Second deed of trust	136	90	46	5,768	709	5,059
	854	234	620	81,250	6,476	74,774
Commercial and industrial loans (except those secured by real estate)	223	6	217	39,390	544	38,846
Student loans	158	-	158	47,398	-	47,398
Consumer and other	721	-	721	2,101	-	2,101

	$3,373	$335	$3,038	$337,100	$15,441	$321,659

Note 6 – Deposits

Deposits as of September 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	September 30,	December 31,
	2017	2016

Demand accounts	$103,396	$92,574
Interest checking accounts	48,673	44,390
Money market accounts	81,423	71,290
Savings accounts	27,601	26,598
Time deposits of $250,000 and over	15,348	13,372
Other time deposits	130,963	135,053

	$407,404	$383,277

Note 7 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at September 30, 2017 was 3.47%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at September 30, 2017 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at September 30, 2017 was 2.72%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at September 30, 2017 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

The following table summarizes stock options outstanding under the stock incentive plans at the indicated dates:

	Nine Months Ended September 30,
	2017				2016
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	2,337	$24.21	$12.76		2,929	$24.47	$12.74
Granted	-	-	-		-	-	-
Forfeited	-	-	-		-	-	-
Exercised	-	-	-		-	-	-

Options outstanding, end of period	2,337	$24.21	$12.76	$-	2,929	$24.47	$12.74	$-
Options exercisable, end of period	2,337				1,730

During the second quarter of 2017, we granted certain officers 600 restricted shares of common stock with a weighted average fair market value of $28.83 at the date of grant. The restricted stock awards vest over two years. During  the third quarter of 2017, we granted certain officers 5,450 restricted shares of common stock with a weighted average fair market value of $31.00 at the date of grant. These restricted stock awards vest over three years. During the second quarter of 2016, we granted certain officers 4,000 restricted shares of common stock with a weighted average fair market value of $20.00 at the date of grant. These restricted stock awards vest over two years. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock was 28,437 and 51,665 at September 30, 2017 and 2016, respectively.

The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the stock incentive plan as of September 30, 2017 and 2016, was $487,374 and $775,575, respectively. The time based unamortized compensation of $301,676 is expected to be recognized over a weighted average period of 1.99 years.

Stock-based compensation expense was approximately $102,000 and $156,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (dollars in thousands):

	Fair Value Measurement
	at September 30, 2017 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$31,991	$-	$31,991	$-
Mortgage-backed securities	10,518	-	10,518	-
Other investments	2,325	1,000	1,325	-

Financial Assets - Non-Recurring
Impaired loans	15,574	-	14,039	1,535
Assets held for sale	841	-	-	841
Real estate owned	1,788	-	1,788	-

	Fair Value Measurement
	at December 31, 2016 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$32,246	$2,103	$30,143	$-
Mortgage-backed securities	11,648	9,450	2,198	-

Financial Assets - Non-Recurring
Impaired loans	15,441	-	14,467	974
Assets held for sale	841	-	-	841
Real estate owned	2,926	-	2,926	-

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)

Impaired loans - real estate secured	$287	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)
Impaired loans - non-real estate secured	$1,248	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of marketability or practical life	0%-50% (20%)
Assets held for sale	$841	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

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

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

		September 30,		December 31,
		2017		2016
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$15,684	$15,684	$10,848	$10,848
Cash equivalents	Level 2	15,026	15,026	948	948
Investment securities available for sale	Level 1	1,000	1,000	11,553	11,553
Investment securities available for sale	Level 2	43,834	43,834	32,341	32,341
Federal Home Loan Bank stock	Level 2	466	466	512	512
Loans held for sale	Level 2	5,641	5,641	14,784	14,784
Loans	Level 2	331,428	330,874	321,659	322,386
Impaired loans	Level 2	14,039	14,039	14,467	14,467
Impaired loans	Level 3	1,535	1,535	974	974
Assets held for sale	Level 3	841	841	841	841
Other real estate owned	Level 2	1,788	1,788	2,926	2,926
Bank owned life insurance	Level 3	7,222	7,222	7,093	7,093
Accrued interest receivable	Level 2	2,516	2,516	2,274	2,274

Financial liabilities
Deposits	Level 2	407,404	407,503	383,277	383,985
FHLB borrowings	Level 2	1,600	1,600	2,400	2,402
Trust preferred securities	Level 2	8,764	9,380	8,764	8,565
Other borrowings	Level 2	-	-	81	81
Accrued interest payable	Level 2	142	142	70	70

Note 10 – Segment Reporting

The Company has two reportable segments: traditional commercial banking and mortgage banking. Revenues from commercial banking operations consist primarily of interest earned on loans and securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and loan origination fee income.

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

The following table presents segment information as of and for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended September 30, 2017

Revenues
Interest income	$4,313	$72	$(5)	$4,380
Gain on sale of loans	-	1,395	-	1,395
Other revenues	566	158	(41)	683
Total revenues	4,879	1,625	(46)	6,458

Expenses
Interest expense	688	5	(5)	688
Salaries and benefits	2,010	975	-	2,985
Commissions	-	431	-	431
Other expenses	1,775	241	(41)	1,975
Total operating expenses	4,473	1,652	(46)	6,079

Income (loss) before income taxes	$406	$(27)	$-	$379

Total assets	$467,558	$10,123	$(12,975)	$464,706

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended September 30, 2016

Revenues
Interest income	$3,995	$165	$(56)	$4,104
Gain on sale of loans	-	2,043	-	2,043
Other revenues	1,109	229	(32)	1,306
Total revenues	5,104	2,437	(88)	7,453

Expenses
Interest expense	660	56	(56)	660
Salaries and benefits	2,066	979	-	3,045
Commissions	-	533	-	533
Other expenses	2,370	297	(32)	2,635
Total operating expenses	5,096	1,865	(88)	6,873

Income before income taxes	$8	$572	$-	$580

Total assets	$450,043	$10,562	$(14,314)	$446,291

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Nine Months Ended September 30, 2017

Revenues
Interest income	$12,513	$205	$(15)	$12,703
Gain on sale of loans	-	4,195	-	4,195
Other revenues	1,680	503	(137)	2,046
Total revenues	14,193	4,903	(152)	18,944

Expenses
Interest expense	1,997	15	(15)	1,997
Salaries and benefits	6,090	2,952	-	9,042
Commissions	-	1,180	-	1,180
Other expenses	4,914	689	(137)	5,466
Total operating expenses	13,001	4,836	(152)	17,685

Income before income taxes	$1,192	$67	$-	$1,259

Total assets	$467,558	$10,123	$(12,975)	$464,706

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Nine Months Ended September 30, 2016

Revenues
Interest income	$11,625	$363	$(98)	$11,890
Gain on sale of loans	-	4,630	-	4,630
Other revenues	2,994	533	(129)	3,398
Total revenues	14,619	5,526	(227)	19,918

Expenses
Interest expense	1,958	98	(98)	1,958
Salaries and benefits	5,828	2,635	-	8,463
Commissions	-	1,163	-	1,163
Other expenses	6,014	808	(129)	6,693
Total operating expenses	13,800	4,704	(227)	18,277

Income before income taxes	$819	$822	$-	$1,641

Total assets	$450,043	$10,562	$(14,314)	$446,291

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

During the second quarter of 2017, the Company received approval from the state regulators allowing the Bank to pay a dividend to the Company.

At September 30, 2017, the aggregate amount of the Company’s total accrued dividend payments on the preferred stock was $56,000 and reflected as a reduction of retained earnings.

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

In July 2013, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”) approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (“CET1 ratio”) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements.

The capital amounts and ratios at September 30, 2017 and December 31, 2016 for the Bank are presented in the table below (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2017
Total capital (to risk- weighted assets) Village Bank	$46,308	14.23%	$26,040	8.00%	$32,550	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	43,065	13.23%	19,530	6.00%	26,040	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	43,065	9.51%	18,299	4.00%	22,873	5.00%

Common equity tier 1 (to risk-weighted assets) Village Bank	43,065	13.23%	14,648	4.50%	21,158	6.50%

December 31, 2016
Total capital (to risk- weighted assets) Village Bank	$49,225	15.33%	$25,693	8.00%	$32,117	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	45,852	14.28%	12,847	4.00%	19,270	6.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	45,852	10.47%	17,523	4.00%	21,903	5.00%

Common equity tier 1 (to risk-weighted assets) Village Bank	45,852	14.28%	14,452	4.50%	20,876	6.50%

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

The Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2017	2016

Undisbursed credit lines	$55,999	$55,315
Commitments to extend or originate credit	17,481	16,467
Standby letters of credit	4,213	4,397

Total commitments to extend credit	$77,693	$76,179

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

Approximately 14% of the Company’s loan portfolio consists of student loans that are guaranteed by the DOE and covers approximately 98% of the principal and interest in the event of default.  The Company utilizes a third party vendor with significant experience and expertise to service these loans.  In the unlikely event that the third party servicer does not service the loans in accordance with the DOE requirements and could not reimburse the Company for losses sustained as a result of servicing errors, the Company could sustain additional losses beyond what has been factored in the allowance for loan losses.

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

There was a $106,000 and $333,000 income tax expense recorded for the three and nine month periods ended September 30, 2017, respectively, compared to an $11,352,000 income tax benefit recorded for each of the three and nine month periods ended September 30, 2016. The Company recognized an income tax benefit of $11,172,000 for the year ended December 31, 2016. The income tax benefit in 2016 was due to the reversal of the valuation allowance previously recorded against the net deferred tax asset as of September 30, 2016, offset by tax on pretax earnings for 2016 of $825,000.

The net operating losses available to offset future taxable income amounted to $23,028,000 at September 30, 2017 and begin expiring in 2028; $1,257,000 of such amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $908,000 per year.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense of approximately $85,000 and $256,000 for the three and nine months ended September 30, 2017, respectively, compared to $19,000 and $56,000 for the three and nine months ended September 30, 2016, respectively.

Note 14 – Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The original guidance has been amended through subsequent accounting standard updates that resulted in technical corrections, improvements, and a one-year deferral of the effective date to January 1, 2018. The guidance, as amended, is applicable to all entities and, once effective, will replace significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest income, loan origination fees, and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments are similarly excluded from the scope. Entities can elect to adopt the guidance either on a full or modified retrospective basis. Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented. Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. The Company plans to adopt this guidance on the effective date, January 1, 2018 via the modified retrospective approach. The Company performed its assessment of the adoption of this ASU and the related subsequent technical corrections issued. Based on the completed contracts reviewed thus far, the adoption of this accounting guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This ASU requires lessees to recognize assets and liabilities arising from most operating leases on the statement of financial position. ASU 2016-02 will be effective for the Company for the fiscal years beginning after December 15, 2018 with early adoption permitted. The Company has determined that the provisions of ASU-2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities, however, the Company does not expect this to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted; however if the Company elects to early adopt, then all amendments must be adopted in the same period. The Company has concluded the adoption of ASU No. 2016-09 has not had a material impact on its consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Cost (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does have exposure and is assessing the impact of ASU 2017-08 and may choose early adoption. Overall, the Company does not expect it to have a material impact on its accounting.

In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting.” The amendment clarifies Topic 718, Compensation – Stock Compensation, such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification, provided that the ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company has concluded the adoption of ASU No. 2017-09 will not have a material impact on its consolidated financial statements.

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

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at September 30, 2017 and December 31, 2016 and the results of operations for the Company for the three and nine months ended September 30, 2017 and 2016. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended September 30, 2017, the Company had net income of $273,000 and net income available to common shareholders of $160,000, or $0.11 per fully diluted share, compared to net income of $11,932,000 and net income available to common shareholders of $11,932,000, or $8.21 per fully diluted share, for the same period in 2016. For the nine months ended September 30, 2017, the Company had net income of $926,000 and net income available to common shareholders of $541,000, or $0.38 per fully diluted share, compared to net income of $12,993,000 and net income available to common shareholders of $12,446,000, or $8.74 per fully diluted share, for the same period in 2016. The decrease in net income for both the three and nine months ended September 30, 2017 is due to recording an income tax benefit of $11,352,000 due to the reversal in the third quarter of 2016 of the $11,997,000 valuation allowance previously recorded against the net deferred tax asset.

There were significant changes in income and expense items when comparing 2017 and 2016 results. The more significant changes are reflected in the following table (in thousands):

	Q3 2017	Nine Months 2017
	Compared to	Compared to
	Q3 2016	Nine Months 2016
Increase (decrease) in
Net interest income	$248	$774
Gains on loan sales	(648)	(435)
Gain on sale of assets	-	(504)
Gain on sale of investments	(15)	(171)
Rental income	-	(582)
(Increase) decrease in
Salaries and benefits	60	(579)
Commissions	102	(17)
Occupancy	55	367
Writedown of assets held for sale	-	220
Cease use lease obligation	-	125
Expenses related to foreclosed real estate	68	401
FDIC premium	21	80
Income tax expense	(11,458)	(11,685)

	$(11,567)	$(12,006)

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

	For the Three Months Ended September 30,
	2017	2016	Change
	(dollars in thousands)

Average interest-earning assets	$415,015	$391,763	$23,252
Interest income	$4,380	$4,104	$276
Yield on interest-earning assets	4.19%	4.17%	0.02%
Average interest-bearing liabilities	$315,505	$305,641	$9,864
Interest expense	$688	$660	$28
Cost of interest-bearing liabilities	0.87%	0.86%	0.01%
Net interest income	$3,692	$3,444	$248
Net interest margin	3.53%	3.50%	0.03%

The increase in net interest income of $248,000 in the third quarter of 2017 was a result of positive movements in interest income. Interest income increased by $276,000, with interest income on loans increasing by $215,000 and interest income on investment securities increasing by $106,000. The increase in interest income on loans was attributable to an increase in average loans outstanding of $9,430,000. The increase in interest income on investment securities was due to an increase in average investments securities of $18,355,000. The third quarter 2017 net interest margin increased 3 basis points to 3.53% compared to 3.50% in the third quarter of 2016. The increase in net interest margin was driven by an increase in interest-earning asset yields as a result of the purchase of a $7.4 million student loan portfolio in August 2017 with an expected yield of 4.64%.

	For the Nine Months Ended September 30,
	2017	2016	Change
	(dollars in thousands)

Average interest-earning assets	$405,320	$372,514	$32,806
Interest income	$12,703	$11,890	$813
Yield on interest-earning assets	4.19%	4.26%	(0.07)%
Average interest-bearing liabilities	$310,417	$304,086	$6,331
Interest expense	$1,997	$1,958	$39
Cost of interest-bearing liabilities	0.86%	0.86%	0.00%
Net interest income	$10,706	$9,932	$774
Net interest margin	3.53%	3.56%	(0.03)%

The increase in net interest income of $774,000 for the nine months ended September 30, 2017 was a result of positive movements in interest income. Interest income increased by $813,000, with interest income on loans increasing by $660,000 and interest income on investment securities increasing by $245,000. The increase in interest income on loans was attributable to an increase in average loans outstanding of $21,149,000. The increase in interest income on investment securities was due to an increase in average investment securities of $17,321,000. The nine months ended September 30, 2017 net interest margin decreased 3 basis points to 3.53% compared to 3.56% in the third quarter of 2016. The decrease in net interest margin was driven by lower loan yields, as new and renewed loans were originated and re-priced at lower rates.

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

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$343,357	$4,063	4.69%	$333,927	$3,848	4.58%
Loans held for sale	7,123	72	4.01%	18,358	165	3.58%
Investment securities	44,009	178	1.60%	25,654	72	1.12%
Federal funds and other	20,526	67	1.30%	13,824	19	0.55%
Total interest earning assets	415,015	4,380	4.19%	391,763	4,104	4.17%

Allowance for loan losses and deferred fees	(3,261)			(3,420)
Cash and due from banks	9,560			10,347
Premises and equipment, net	13,029			12,641
Other assets	25,397			18,229
Total assets	$459,740			$429,560

Interest bearing deposits
Interest checking	$49,152	$22	0.18%	$41,901	$19	0.18%
Money market	82,411	84	0.40%	68,781	64	0.37%
Savings	22,597	10	0.18%	20,298	9	0.18%
Certificates	150,981	499	1.31%	158,494	498	1.25%
Total	305,141	615	0.80%	289,474	590	0.81%
Borrowings	10,364	73	2.79%	16,167	70	1.72%
Total interest bearing liabilities	315,505	688	0.87%	305,641	660	0.86%
Noninterest bearing deposits	97,464			83,754
Other liabilities	2,860			7,802
Total liabilities	415,829			397,197
Equity capital	43,911			32,363
Total liabilities and capital	$459,740			$429,560

Net interest income before provision for loan losses		$3,692			$3,444

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.32%			3.31%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.53%			3.50%

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$342,157	$11,880	4.64%	$321,008	$11,220	4.67%
Loans held for sale	6,704	206	4.11%	12,985	363	3.73%
Investment securities	43,717	506	1.55%	26,396	261	1.32%
Federal funds and other	12,742	111	1.16%	12,125	46	0.51%
Total interest earning assets	405,320	12,703	4.19%	372,514	11,890	4.26%

Allowance for loan losses and deferred fees	(3,317)			(3,543)
Cash and due from banks	10,023			15,198
Premises and equipment, net	12,858			13,315
Other assets	25,557			26,372
Total assets	$450,441			$423,856

Interest bearing deposits
Interest checking	$45,677	$61	0.18%	$42,910	$58	0.18%
Money market	77,319	225	0.39%	67,562	187	0.37%
Savings	22,373	29	0.17%	19,941	27	0.18%
Certificates	152,169	1,455	1.28%	158,933	1,512	1.27%
Total	297,538	1,770	0.80%	289,346	1,784	0.82%
Borrowings	12,879	227	2.36%	14,740	174	1.58%
Total interest bearing liabilities	310,417	1,997	0.86%	304,086	1,958	0.86%
Noninterest bearing deposits	92,851			80,005
Other liabilities	3,481			8,081
Total liabilities	406,749			392,172
Equity capital	43,692			31,684
Total liabilities and capital	$450,441			$423,856

Net interest income before provision for loan losses		$10,706			$9,932

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.33%			3.40%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.53%			3.56%

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

The Company did not record a provision for loan losses for the three and nine months ended September 30, 2017 and 2016.

The provision for (recovery of) loan losses by category is presented following (in thousands):

					For Year Ended
	Nine Months Ended September 30,				December 31,
	2017		2016		2016
		Average		Average		Average
	Provision	Loans	Provision	Loans	Provision	Loans
	(Recovery)	Outstanding	(Recovery)	Outstanding	(Recovery)	Outstanding

Construction and land development	$(131)	$34,455	$2	$31,575	$19	$32,506
Commercial real estate	(89)	136,578	(571)	123,065	(730)	124,659
Consumer real estate	(55)	81,479	(131)	81,772	(146)	82,422
Commercial and industrial	209	40,019	42	28,930	44	29,738
Guaranteed student loans	56	47,521	101	52,685	149	50,694
Consumer	(5)	2,000	13	2,127	10	1,918
Unallocated	15	-	544	-	654	-

	$-	$342,052	$-	$320,154	$-	$321,937

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. We concluded that the unallocated portion of the allowance was acceptable given the continued higher level of classified assets and was within a reasonable range around the estimate of losses. The allowance for loan losses included an unallocated portion of approximately $728,000, $713,000, and $603,000 at September 30, 2017, December 31, 2016, and September 30, 2016, respectively.

Discussion of the provision for (recovery of) loan losses related to specific loan types are provided following:

•	The recovery of loan losses totaling $102,000 for the consumer real estate portfolio for the three months ended September 30, 2017 was attributed to a decline in the general component of the allowance for loan losses as a result of a decrease in the historical loss experience from 0.16% as of June 30, 2017 to 0.13% as of September 30, 2017.

•	The provision for loan losses totaling $140,000 for the commercial and industrial loans (except those secured by real estate) for the three months ended September 30, 2017 was attributed to an increase of $172,000 in the specific reserve associated with loans evaluated individually for impairment.

•	The recovery of loan losses totaling $131,000 for the construction and land development portfolio for the nine months ended September 30, 2017 was attributed to a decline in the general component of the allowance for loan losses as a result of a decrease in the historical loss experience from 0.38% as of December 31, 2016 to 0.01% as of September 30, 2017.

•	The recovery of loan losses totaling $89,000, $730,000 and $571,000 for the commercial real estate portfolio for the nine months ended September 30, 2017, year ended December 31, 2016, and nine months ended September 30, 2016, respectively, was attributable to a decline in the general component of the allowance for loan losses as a result of decreases in the historical loss experience from 0.20% as of September 30, 2016 to a net recovery of 0.04% as of September 30, 2017. In addition, the portfolio was in a net-recovery position of $13,000 and $111,000 for the nine months ended September 30, 2017 and year ended December 31, 2016, respectively.

•	The recovery of loan losses totaling $55,000 for the consumer real estate portfolio for the nine months ended September 30, 2017 was attributed to a decrease of $104,000 in the specific reserve associated with loans evaluated individually for impairment. This decrease was offset by an increase in the general component allocated to this portfolio as a result of increases in the historical loss experience from 0.0022% as of year end December 31, 2016 to 0.13% for the nine months ended September 30, 2017. In addition, the portfolio was in a net charge-off position of $48,000 for the nine months ended September 30, 2017.

•	The recovery of loan losses totaling $146,000 and $131,000 for the consumer real estate portfolio for the year ended December 31, 2016 and nine months ended September 30, 2016, respectively, was attributable to a decline in the general component of the allowance for loan losses as a result of decreases in the historical loss experience from 0.07% as of September 30, 2016 to 0.0022% as of December 31, 2016. In addition, the portfolio was in a net-charge off position of $161,000 and $176,000 for the year ended December 31, 2016 and the nine months ended September 30, 2016.

•	The provision for loan losses totaling $209,000 for the commercial and industrial loans (except those secured by real estate) for the nine months ended September 30, 2017 was attributed to an increase of $227,000 in the specific reserve associated with loans evaluated individually for impairment.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, gains and losses on sale of mortgage loans and securities held for sale, and rental income primarily on our previous headquarters building. The most significant noninterest income item has been gain on loans sales generated by the mortgage company, representing 67% and 72% for the three month periods ended September 30, 2017 and 2016, respectively, and 67% and 58% for the nine month periods ended September 30, 2017 and 2016, respectively.

	For the Three Months Ended
	September 30,		Change
	2017	2016	$	%
	(dollars in thousands)

Service charges and fees	$591	$673	$(82)	(12.2)%
Gain on sale of loans	1,395	2,043	(648)	(31.7)%
Gain (loss) on sale of investment securities	-	15	(15)	(100.0)%
Other	92	114	(22)	(19.3)%
Total noninterest income	$2,078	$2,845	$(767)	(27.0)%

•	The decrease in gain on sale of loans is due to decreased activity by our mortgage banking segment as the mortgage market has been less favorable during the three months ended September 30, 2017. The gain on sale is recognized at the date of sale to the investor and mortgage loans sales decreased from $67,334,000 for the three months ended September 30, 2016 to $41,496,000 for the three months ended September 30, 2017. At the end of the first quarter of 2017, we closed our Manassas, VA mortgage production office after the retirement of its long term leader. The mortgage company has hired six new loan officers as well as a production manager who has extensive background in the business and the local market. We expect the costs of hiring, training and other initiatives to have a negative impact on earnings for the remainder of the year.

•	The Company sold approximately $4 million in investment securities resulting in a gain of $15,000 during the three months ended September 30, 2016. These sales resulted from managements’ efforts to reduce interest rate risk in our investment portfolio.

	For the Nine Months Ended
	September 30,		Change
	2017	2016	$	%
	(dollars in thousands)

Service charges and fees	$1,785	$1,858	$(73)	(3.9)%
Gain on sale of loans	4,195	4,630	(435)	(9.4)%
Gain on sale of assets	-	504	(504)	(100.0)%
Gain (loss) on sale of investment securities	(9)	162	(171)	(105.6)%
Rental income	-	582	(582)	(100.0)%
Other	270	292	(22)	(7.5)%
Total noninterest income	$6,241	$8,028	$(1,787)	(22.3)%

•	The decrease in gain on sale of loans is due to decreased activity by our mortgage banking segment in the second and third quarters of 2017. At the end of the first quarter of 2017, we closed our Manassas, VA mortgage production office after the retirement of its long term leader. Additionally, the President of the mortgage banking segment retired in the first quarter of 2017. Both of these events had a negative impact on the mortgage banking segments’ loan production. The gain on sale is recognized at the date of sale to the investor and mortgage loans sales decreased from $152,689,000 for the nine months ended September 30, 2016 to $127,636,000 for the nine months ended September 30, 2017.
•	The gain on sale of assets in 2016 relates to the sale of our previous headquarters building and was a onetime event.
•	The Company sold approximately $2 million and $22 million in investment securities resulting in a loss of $9,000 and a gain of $162,000 during the nine months ended 2017 and 2016, respectively. These sales resulted from management’s efforts to reduce interest rate risk in our investment portfolio.
•	The decline in rental income is a result of the sale of our previous headquarters building in June 2016 that generated rental income from nonrelated entities.

Noninterest expense

	For the Three Months Ended
	September 30,		Change
	2017	2016	$	%
	(dollars in thousands)

Salaries and benefits	$2,985	$3,045	$(60)	(2.0)%
Commissions	431	533	(102)	(19.1)%
Occupancy	269	324	(55)	(17.0)%
Equipment	193	197	(4)	(2.0)%
Supplies	55	81	(26)	(32.1)%
Professional and outside services	742	743	(1)	(0.1)%
Advertising and marketing	134	76	58	76.3%
Foreclosed assets, net	11	79	(68)	(86.1)%
FDIC insurance premium	69	90	(21)	(23.3)%
Other operating expense	502	541	(39)	(7.2)%
Total noninterest income	$5,391	$5,709	$(318)	(5.6)%

•	The decrease in salaries and benefits was due to staffing reductions associated with processing efficiencies gain in the mortgage segment.
•	Commissions expense declined due to a decrease in mortgage loan production from $67,233,000 for the three months ended September 30, 2016 to $36,363,000 for the three months ended September 30, 2017.
•	Occupancy declined due to the sale of our previous headquarters building in June 2016.
•	The increase in advertising and marketing expense is related to the Company expanding its marketing efforts during the three months ended September 30, 2017.
•	The decrease in expenses related to foreclosed assets is attributed to a decline in the other real estate owned balance from $3,621,000 at September 30, 2016 to $1,788,000 at September 30, 2017.
•	The decrease in the FDIC insurance premium was a result of a decrease in the Bank’s risk rating with the FDIC as of September 30, 2017.

	For the Nine Months Ended
	September 30,		Change
	2017	2016	$	%
	(dollars in thousands)

Salaries and benefits	$9,042	$8,463	$579	6.8%
Commissions	1,180	1,163	17	1.5%
Occupancy	821	1,188	(367)	(30.9)%
Equipment	553	573	(20)	(3.5)%
Write down of assets held for sale	-	220	(220)	(100.0)%
Cease use lease obligation	(125)	-	(125)	(100.0)%
Supplies	173	232	(59)	(25.4)%
Professional and outside services	2,254	2,220	34	1.5%
Advertising and marketing	274	239	35	14.6%
Foreclosed assets, net	(151)	250	(401)	(160.4)%
FDIC insurance premium	207	287	(80)	(27.9)%
Other operating expense	1,460	1,484	(24)	(1.6)%
Total noninterest income	$15,688	$16,319	$(631)	(3.9)%

•	The increase in salaries and benefits was due to staffing changes in key management positions.
•	Occupancy declined due to the sale of our previous headquarters building in June 2016.
•	Write down of assets held for sale decreased due to previous write downs associated with the closure of a branch during the nine months ended September 30, 2016.
•	During the fourth quarter of 2016, the Company recorded a loss from branch consolidation of $252,000 related to a future lease obligation, which was settled for a lower amount late in the first quarter of 2016 resulting in a partial recovery of $125,000.
•	The decrease in expense related to foreclosed real estate was due to the recognition of gains on the sale of foreclosed assets of $218,000 during the first quarter of 2017.
•	The decrease in the FDIC insurance premium was a result of a decrease in the Bank’s risk rating with the FDIC as of September 30, 2017.

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

There was a $106,000 and $333,000 income tax expense recorded for the three and nine month periods ended September 30, 2017, respectively, compared to an $11,352,000 income tax benefit recorded for each of the three and nine month periods ended September 30, 2016. The Company recognized an income tax benefit of $11,172,000 for the year ended December 31, 2016. The income tax benefit in 2016 was due to the reversal of the valuation allowance previously recorded against the net deferred tax asset as of September 30, 2016, offset by tax on pretax earnings for 2016 of $825,000.

The net operating losses available to offset future taxable income amounted to $23,028,000 at September 30, 2017 and begin expiring in 2028; $1,257,000 of such amount is subject to a limitation by Section 382 of the Internal Revenue Code of 1986, as amended, to $908,000 per year.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense of approximately $85,000 and $256,000 for the three and nine months ended September 30, 2017, respectively, compared to $19,000 and $56,000 for the three and nine months ended September 30, 2016, respectively.

Balance Sheet Analysis

Investment securities

At September 30, 2017 and December 31, 2016, all of our investment securities were classified as available for sale. Investment securities classified as available for sale may be sold in the future, prior to maturity. These securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments, and thus believes that any impairment in value is interest rate related and therefore temporary. Available for sale securities included net unrealized losses of $186,000 and $275,000 at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, management does not intend to sell any of the securities classified as available for sale and which have unrealized losses, and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

The Company sold approximately $2 million and $22 million of investment securities available for sale at a loss of $9,000 and a gain of $162,000 during the nine months ended 2017 and 2016, respectively. The sale of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to the anticipated upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity. In February 2017, the Company purchased approximately $2 million in investment securities available for sale to invest liquidity in higher yielding assets. The securities purchased have durations of less than five years to minimize exposure to upward movement in interest rates and, in some cases, have returning cash flows that can be reinvested should interest rates rise.

During the third quarter of 2017, the Company began purchasing corporate debt, in its investment portfolio. Generally these investments have a ten year term callable after five years, with an interest rate that is fixed for the first five years and variable tied to an index for the last five years. The Company will only invest in corporate debt if, based on its own in-depth analysis, it determines that the investment is investment grade as defined in regulations.

The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands).

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
September 30, 2017
US Government Agencies
One to five years	$27,400	$27,558	$-	$(150)	$27,408	1.29%
Five to ten years	2,000	2,049	-	(4)	2,045	2.00%
More than ten years	2,548	2,553	-	(15)	2,538	1.78%
	31,948	32,160	-	(169)	31,991	1.37%
Mortgage-backed securities
One to five years	3,595	3,673	-	(12)	3,661	1.44%
More than ten years	6,967	6,864	1	(8)	6,857	2.41%
	10,562	10,537	1	(20)	10,518	2.08%

Corporate debt
Five to ten years	2,300	2,323	2	-	2,325	5.42%

Total investment securities	$44,810	$45,020	$3	$(189)	$44,834	1.75%

December 31, 2016
US Government Agencies
One to five years	$29,400	$29,607	$-	$(213)	$29,394	1.25%
More than ten years	2,862	2,868	-	(16)	2,852	1.08%
	32,262	32,475	-	(229)	32,246	1.24%
Mortgage-backed securities
One to five years	3,457	3,524	-	(33)	3,491	1.78%
More than ten years	8,253	8,170	1	(14)	8,157	2.16%
	11,710	11,694	1	(47)	11,648	2.05%

Total investment securities	$43,972	$44,169	$1	$(276)	$43,894	1.45%

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

Approximately 74% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. We are much less reliant on real estate secured lending than was the case in 2012 when 90% of our loan portfolio consisted of this type of lending. Approximately 14% of the loan portfolio consists of rehabilitated student loans purchased by the Bank in 2017, 2016, 2015 and 2014 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 12% of all loans. Loans in this category are typically made to individuals, and small and medium-sized businesses, and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

The Bank purchased one portfolio of rehabilitated student loans guaranteed by the DOE totaling approximately $7.4 million on August 10, 2017. The Bank had previously purchased one portfolio totaling $7 million in 2016, two portfolios totaling approximately $23 million in 2015, and two portfolios totaling approximately $33 million in 2014. The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs. The Bank used excess liquidity to purchase the loans.

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount	%	Amount	%
Construction and land development
Residential	$6,327	1.82%	$6,770	2.01%
Commercial	28,721	8.28%	27,092	8.04%
	35,048	10.10%	33,862	10.05%
Commercial real estate
Owner occupied	71,834	20.70%	66,021	19.59%
Non-owner occupied	61,831	17.82%	57,944	17.19%
Multifamily	6,114	1.76%	8,824	2.62%
Farmland	278	0.08%	310	0.09%
	140,057	40.36%	133,099	39.49%
Consumer real estate
Home equity lines	20,595	5.94%	20,691	6.14%
Secured by 1-4 family residential,
First deed of trust	54,820	15.80%	54,791	16.25%
Second deed of trust	6,293	1.81%	5,768	1.71%
	81,708	23.55%	81,250	24.10%
Commercial and industrial loans (except those secured by real estate)	40,647	11.71%	39,390	11.68%
Guaranteed student loans	47,643	13.73%	47,398	14.06%
Consumer and other	1,899	0.55%	2,101	0.62%

Total loans	347,002	100.0%	337,100	100.0%
Deferred loan cost, net	676		660
Less: allowance for loan losses	(3,243)		(3,373)

	$344,435		$334,387

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and,
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

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

The allowance for loan losses at September 30, 2017 was $3,243,000, compared to $3,373,000 at December 31, 2016. The ratio of the allowance for loan losses to core portfolio loans (excluding government guaranteed loans, net of unearned income and excluding mortgage loans held for sale) at September 30, 2017 and December 31, 2016 was 1.14% and 1.16%, respectively. We believe the amount of the allowance for loan losses at September 30, 2017 is adequate to absorb the losses that can reasonably be anticipated from the loan portfolio at that date.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (dollars in thousands):

Analysis of Allowance for Loan Losses

	Nine Months Ended
	September 30,
	2017	2016

Beginning balance	$3,373	$3,562
Provision for loan losses	-	-
Charge-offs
Construction and land development Commercial	-	(10)
Commercial real estate
Owner occupied	-	(66)
Non-owner occupied	-	-
Farmland	-	-
Consumer real estate
Home equity lines	-	(53)
Secured by 1-4 family residential
First deed of trust	(107)	(140)
Second deed of trust	-	(25)
Commercial and industrial (except those secured by real estate)		(15)
Guaranteed student loans	(115)	(143)
Consumer and other	(2)	(14)
	(224)	(466)
Recoveries
Construction and land development
Residential	1	1
Commercial	2	5
Commercial real estate
Owner occupied	13	-
Non-owner occupied	-	53
Farmland	-	125
Consumer real estate
Home equity lines	1	3
Secured by 1-4 family residential
First deed of trust	29	20
Second deed of trust	29	19
Commercial and industrial (except those secured by real estate)	13	90
Consumer and other	6	7
	94	323
Net charge-offs	(130)	(143)

Ending balance	$3,243	$3,419

Loans outstanding at end of period(1)	$347,678	$334,153

Loans outstanding at end of period, excluding guaranteed loans	$284,858	$272,220

Ratio of allowance for loan losses as a percent of loans outstanding at end of period	0.93%	1.02%

Ratio of allowance for loan losses as a percent of loans outstanding at end of period, excluding guaranteed loans	1.14%	1.26%

Average loans outstanding for the period(1)	$342,157	$321,008
Ratio of net charge-offs to average loans outstanding for the period	0.04%	0.04%

(1) Loans are net of unearned income.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	September 30,	December 31,	September 30,
	2017	2016	2016

Nonaccrual loans	$2,516	$2,402	$2,527
Foreclosed properties	1,788	2,926	3,620
Total nonperforming assets	$4,304	$5,328	$6,147

Restructured loans (not included in nonaccrual loans above)	$10,170	$10,154	$11,543

Loans past due 90 days and still accruing (1)	$8,113	$8,174	$9,722

Nonperforming assets to loans (2)	1.24%	1.58%	1.84%

Nonperforming assets to total assets (3)	0.9%	1.2%	1.4%

Allowance for loan losses to nonaccrual loans	128.9%	140.4%	135.3%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

(3) Nonperforming assets excludes performing troubled debt restructurings.

The following table presents an analysis of the changes in nonperforming assets for the nine months ended September 30, 2017 (dollars in thousands):

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2016	$2,402	$2,926	5,328
Additions	1,228	-	1,228
Loans placed back on accrual	(259)	-	(259)
Transfers to OREO	(285)	285	-
Repayments	(479)	-	(479)
Charge-offs	(91)	(20)	(111)
Sales	-	(1,403)	(1,403)

Balance September 30, 2017	$2,516	$1,788	4,304

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

Of the total nonaccrual loans of $2,516,000 at September 30, 2017 that were considered impaired, ten loans totaling $1,028,000 had specific allowances for loan losses totaling $259,000. This compares to $2,402,000 in nonaccrual loans at December 31, 2016 of which eight loans totaling $660,000 had specific allowances for loan losses of $97,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $145,000 and $121,000 for the nine months ended September 30, 2017 and 2016, respectively.

Deposits

Deposits as of September 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount	%	Amount	%

Demand accounts	103,396	25.4%	$92,574	24.2%
Interest checking accounts	48,673	11.9%	44,390	11.6%
Money market accounts	81,423	20.0%	71,290	18.6%
Savings accounts	27,601	6.8%	26,598	6.9%
Time deposits of $250,000 and over	15,348	3.8%	13,372	3.5%
Other time deposits	130,963	32.1%	135,053	35.2%

Total	$407,404	100.0%	$383,277	100.0%

Total deposits increased by $24,127,000, or 6.29%, from $383,277,000 at December 31, 2016 to $407,404,000 at September 30, 2017, as compared to an increase of $14,372,000, or 3.9%, during the first nine months of 2016. Checking and savings accounts increased by $16,108,000, money market accounts increased by $10,133,000 and time deposits decreased by $2,114,000. The cost of our interest-bearing deposits decreased to 0.80% for the first nine months of 2017 compared to 0.82% for the first nine months of 2016.

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

As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. Borrowings from the FHLB were $1,600,000 and $2,400,000 at September 30, 2017 and December 31, 2016, respectively. The FHLB advances are secured by the pledge of loans. Available borrowings at September 30, 2017 were approximately $16 million based on currently pledged collateral. However, with additional pledges, the Company could be granted up to 25% of assets in advances.

Capital resources

On May 1, 2009, the Company received a $14,738,000 investment by the United States Department of the Treasury under the TARP Program. The TARP Program was a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers. Under the TARP Program, the Company issued to the Treasury $14,738,000 of preferred stock and a Warrant to purchase 499,029 shares of the Company’s common stock at an initial exercise price of $4.43 per share, subject to certain anti-dilution and other adjustments. As a result of the Company’s 1 for 16 reverse stock split completed in August 2014, the number of shares underlying the Warrant and the exercise price per share were adjusted to 31,190 and $70.88, respectively. The preferred stock issued by the Company under the TARP Program carried a 5% dividend until May 1, 2014, and now carries a 9% dividend. In November 2013, the Company participated in a successful auction of the Company’s preferred stock securities by the Treasury that resulted in the purchase of the securities by private and institutional investors. The Treasury continues to own the Warrant. This freed the Company from some constraints and costs that were in place while the Treasury held the securities.

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

The Company was previously prohibited by its Written Agreement with the Reserve Bank from paying dividends on capital stock, including the preferred stock, or interest payments on the trust preferred capital notes without prior regulatory approval. The Written Agreement was terminated by the Reserve Bank as of July 28, 2016. With the termination of the Written Agreement, the Company is not required to defer the quarterly cash dividends on the preferred stock.

on price of $1,000 per share plus accrued dividends from February 15, 2017 to the redemption date.

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

During the second quarter of 2017, the Company received approval from the state regulators allowing the Bank to pay a dividend to the Company.

At September 30, 2017, the aggregate amount of the Company’s total accrued dividend payments on the preferred stock was $56,000 and reflected as a reduction of retained earnings. This amount was accrued for and included in other liabilities on the Balance Sheet in the Consolidated Financial Statements.

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

On December 22, 2015, the Bank received notification from the FDIC and the Virginia Bureau of Financial Institutions that the Consent Order under which the Bank had been operating since February 3, 2012 was terminated effective December 14, 2015. The Consent Order was terminated as a result of the steps the Company and the Bank took to, among other things, improve asset quality, increase capital, augment management and board oversight, and increase earnings. In place of the Consent Order, the Bank’s board of directors made certain written assurances to the FDIC and Virginia Bureau of Financial Institutions in the MOU concerning asset quality, earnings, regulatory violations, minimum capital levels, asset growth, restrictions on paying dividends and a requirement to furnish progress reports to the FDIC and Virginia Bureau of Financial Institutions. Due to further improvements by the Company and the Bank in asset quality and earnings, and the correction of a prior Regulation W violation, the MOU was terminated effective May 12, 2016, and the Written Agreement was terminated effective July 28, 2016. With the terminations of the MOU and the Written Agreement, neither the Company nor the Bank is under any formal or informal agreements with its regulators.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2017	2016

Tier 1 capital
Total bank equity capital	$47,707	$50,231
Net unrealized loss on available-for-sale securities	122	181
Defined benefit postretirement plan	54	60
Dissallowed deferred tax asset	(4,818)	(4,619)
Disallowed intangible assets	-	(1)
Total Tier 1 capital	43,065	45,852

Tier 2 capital
Allowance for loan losses	3,243	3,373
Total Tier 2 capital	3,243	3,373

Total risk-based capital	46,308	49,225

Risk-weighted assets	$325,503	$321,166

Average assets	$452,651	$438,069

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	9.51%	10.47%
Common equity tier 1 capital ratio (CET 1)	13.23%	14.28%
Tier 1 capital to risk-weighted assets	13.23%	14.28%
Total capital to risk-weighted assets	14.23%	15.33%
Equity to total assets	10.34%	11.37%

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

Federal regulatory agencies are required by law to adopt regulations defining five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Bank is considered well-capitalized at September 30, 2017 and December 31, 2016.

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

At September 30, 2017, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $75,544,000, or 16% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. There were no securities pledged as collateral on borrowings as of September 30, 2017.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were no borrowings against the lines at September 30, 2017.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2017 was $16 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets. Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At September 30, 2017, we had commitments to originate $77,693,000 of loans. Fixed commitments to incur capital expenditures were approximately $100,000 at September 30, 2017. Certificates of deposit scheduled to mature in the 12-month period ending September 30, 2018 totaled $64,442,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, TDRs, real estate acquired in settlement of loans and income taxes. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations.

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

During the fourth quarter of 2015, we adopted a software solution for the analysis of the allowance for loan losses. While our methodology of evaluating the adequacy of the allowance for loan losses generally did not change, the software is more robust in that it:

•	allows us to take a more measurable approach to our evaluation of qualitative factors such as economic conditions that may affect loss experience; and
•	is widely used by community banks which provides peer data that can be used as a benchmark for comparison to our analysis.

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

Real estate acquired in settlement of loans

Real estate acquired in settlement of loans represent properties acquired through foreclosure or physical possession.  Write-downs to fair value less cost to sell of foreclosed assets at the time of transfer are charged to allowance for loan losses.  Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance was $281,000 and $612,000 at September 30, 2017 and December 31, 2016, respectively. Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties.  The evaluation of these factors involves subjective estimates and judgments that may change.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2017. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

10.1	Employment Agreement, dated October 1, 2017, by and between Village Bank and Trust Financial Corp. and William G. Foster Jr. (incorporate by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2017).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: November 13, 2017	By:	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

Date: November 13, 2017	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document

10.1	Employment Agreement, dated October 1, 2017, by and between Village Bank and Trust Financial Corp. and William G. Foster Jr. (incorporate by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2017).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

