Form 10-K
period 2017-12-31
Village Bank & Trust Financial Corp.
filed 2018-03-30
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $21,866,000.

The number of shares of common stock outstanding as of February 28, 2018 was 1,430,627.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in conjunction with the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

The Bank is the primary operating business of the Company. The Bank offers a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans, primarily in the Richmond, Virginia and Williamsburg, Virginia metropolitan areas. The Bank was organized in 1999 as a Virginia chartered bank to engage in a general banking business to serve the communities in and around Richmond, Virginia and expanded its services to Williamsburg, Virginia in 2017. Deposits with the Bank are insured to the maximum amount provided by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a comprehensive range of financial services and products and specializes in providing customized financial services to small and medium sized businesses, professionals, and individuals. The Bank provides its customers with personal customized service utilizing the latest technology and delivery channels.

Bank revenues are derived from interest and fees received in connection with loans, deposits, and mortgage services. Administrative and operating expenses are the major expenses, followed by interest paid on deposits and borrowings. Revenues from the mortgage company consist primarily of gains from the sale of loans and loan origination fees and its major expenses consist of personnel, occupancy, data processing, and other operating expenses. In 2017, revenue (after intercompany eliminations) generated by the Bank totaled $19.1 million and the mortgage company generated $6.3 million in revenue.

Segment Reporting

The Company has two reportable segments: traditional commercial banking and mortgage banking. For more financial data and other information about each of the Company’s operating segments, refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, “Segment Information – Commercial Banking Segment” and “Segment Information – Mortgage Banking Segment”, and to Note 18 “Segment Reporting” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Business Strategy

We are implementing strategies that we believe will help us achieve our goal of delivering long-term total shareholder returns that rank in the top quartile of a nationwide peer group.  To achieve this goal, we believe that we will need to become a top performer in return on equity, produce sustainable earnings growth, achieve best quartile earnings volatility in our industry and deliver best quartile asset quality in the worst part of the economic cycle.  Our current business strategies include the following:

•	Build full service banking relationships with high quality local companies by being problem solvers and business builders, not just bankers. We will continue to build a team of bankers and leaders who are both great bankers and exceptional business people. We will have the capital, capabilities and connections to help business owners achieve their goals and overcome obstacles to their success. We target win-win outcomes. We expect to be disciplined lenders during the good times so that during difficult times we can support our good clients, win high quality relationships and recruit talented bankers while other banks focus on their own challenges. Real estate lending will continue to be an important part of our business. We intend to be diligent in managing overall portfolio concentrations, and we will focus on real estate sectors and sponsors that we expect to perform better during difficult times. We will understand the needs and goals of our business clients and their owners so that we can help them fulfill those needs and achieve those goals. We will target deposit only relationships as actively as we will target full loan and deposit relationships. Wherever possible and prudent, we will purchase products and services from the companies that do business with us to support our clients and thank them for their business.

•	Build long-term, mutually beneficial banking relationships with individuals and families in our market area. We will offer the basic financial products and services individuals and families in our communities need backed by exceptionally professional and caring service. We offer convenience and flexibility through in person, online, mobile and telephonic options for enrolling in new services, handling transactions and seeking service. We want to help our clients thrive on their journey through life. Through our own team members and business partners, we will help clients develop plans for handling the big moments they will encounter along the way. We will be experts at using technology to understand our clients, serve their needs and growing our business.

•	Grow Village Bank Mortgage Corporation’s profitability and positive contribution to our brand. We intend to add loan officers and production teams, more fully identify and serve the mortgage needs of bank clients, fully leverage available grant programs, introduce portfolio mortgage products, enhance our marketing efforts and streamline our processes. We plan to continue to treat mortgage banking as a specialty line of business. We will continue to differentiate ourselves by treating the homeowners, realtors, builders and financial advisors who work with us to exceptionally professional and caring service.

•	Improve and sustain the economics of our balance sheet, income statement and business model:

o	Expand our Net Interest Margin by improving the mix of both assets and funding. We will continue to improve the mix of our assets by growing core loans, allowing guaranteed student loans to run off and operating with a loan to earning assets mix at the higher end of industry peers. We will continue to improve our funding mix by developing deposit relationships that produce low cost transaction deposits.
o	Improve asset productivity by increasing the proportion of earning assets to total assets.
o	Build and grow other non-interest income services to leverage our return on assets (“ROA”) and return on equity (“ROE”).
o	Streamline and rationalize our processes and organization to improve productivity and efficiency.
o	Include a prudent amount of debt in our holding company capital structure to leverage a strong ROA into an even stronger ROE.

•	Achieve excellence in risk management. We strive to achieve best quartile performance on credit quality metrics in the worst part of the business cycle and sustainable earnings growth over the long term. Risk taking is a fundamental part of banking. Top performing banks are very good at identifying, understanding, measuring, monitoring, managing, mitigating and getting paid for the risks the organization takes. We are committed to building and sustaining the culture, talent, tools, policies, processes and discipline needed to be a top performer in our risk management functions.

•	Be the place where exceptional people want to work. We are committed to achieving great things and need teammates who share that commitment. We will sustain our fun, fulfilling and rewarding work environment built on trust and teamwork. We know that we will achieve our goals by fielding a team of champions, not by building our business around individual stars. We are a meritocracy where every individual knows he or she can make a difference every day, where their individual contributions are valued, where we invest in our teammates, and where we hold people accountable. We will invest in technology to leverage the talents of our associates and provide the flexibility to allow them to manage their work and life priorities effectively. We will offer benefits and resources intended to help our team members be fit to thrive on their journey through life. When we make difficult business decisions, we will do so with sensitivity to and understanding of the consequences of those decisions.

•	Make a lasting difference in our communities. We will invest our work, wisdom and wealth to help our communities prepare young people for success in life, help families navigate the complex maze of modern life and support and honor the individuals who serve and protect us. We believe that we can be particularly effective in serving our many stakeholders by being a leader in education and workforce development initiatives in our community because success in these areas will help individuals and families provide for themselves and will provide businesses with the talented employees they need to grow and prosper.

We strongly believe that there is a continuing need for banks like Village with deep community roots and that a well-run community based bank can generate attractive returns for shareholders over the long term.

Market Area

The Company, the Bank, and the mortgage company are headquartered in Chesterfield County and primarily serve the Central Virginia region and the Richmond and Williamsburg Metropolitan Statistical Areas. We currently conduct business from ten full-service branch banking offices, and a mortgage loan production office in Central Virginia in the counties of Chesterfield, Hanover, Henrico, Powhatan and James City. During the fourth quarter of 2017, we expanded into the Williamsburg, Virginia market through the opening of a new Village Bank branch. At the end of the first quarter of 2017, we closed our Manassas, Virginia mortgage production office after the retirement of its long term leader.

Banking Services

Deposit Services. Deposits are a major source of our funding. The Bank offers a full range of deposit services that are typically available in most banks and other financial institutions including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer term certificates of deposit and Individual Retirement Accounts. These deposit accounts are offered at rates competitive with other institutions in our market area. We service our deposit clients in our full-service branches, at drive-up windows, at our ATMs, through our customer care team and through technology such as online banking, mobile banking applications and remote deposit capture for business clients. We have not applied for permission to establish a trust department and offer trust services. The Bank is not a member of the Federal Reserve System. Deposits are insured under the Federal Deposit Insurance Act of 1950 (the “FDI Act”) to the limits provided thereunder.

Lending Services. We offer a full range of short-to-medium term commercial and personal loans. We also provide a wide range of real estate finance services. Our primary focus is on making loans in the Central Virginia and Williamsburg markets where we have branch banking offices. We will periodically offer residential construction-to-permanent financing to clients of the mortgage company.

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

Lending Limit. As of December 31, 2017, our legal lending limit for loans to one borrower was approximately $6,827,000. However, we generally limit credit to any one individual or entity to a maximum of $5,000,000.

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

At June 30, 2017, the latest date such information is available from the FDIC, the Bank’s deposit market share in Chesterfield County was 4.91%, 4.32% in Hanover County, 8.25% in Powhatan County, 0.40% in the Richmond MSA and 0.08% in Henrico County. Due to the recent opening of the Williamsburg, Virginia branch, our market share in this market is insignificant.

Supervision and Regulation

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

General. The Company is qualified as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve").  As a bank holding company, the Company is subject to supervision, regulation and examination by the Federal Reserve and is required to file various reports and additional information with the Federal Reserve.  The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the "BFI"). The Bank is a Virginia chartered bank and is not a member of the Federal Reserve System.  The Bank is subject to regulation, supervision and examination by the FDIC and the BFI.

The Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, although many of its provisions (e.g., the interchange and trust preferred capital limitations) apply to companies that are significantly larger than the Company. The Dodd-Frank Act directs applicable regulatory authorities to promulgate regulations implementing its provisions, and its effect on the Company and on the financial services industry as a whole will be clarified as those regulations are issued. Major elements of the Dodd-Frank Act include:

•	The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less its average tangible equity. In addition, it increased the minimum size of the Deposit Insurance Fund (“DIF”) and eliminated its ceiling, with the burden of the increase in the minimum size on institutions with more than $10 billion of assets.

•	The Dodd-Frank Act made permanent the $250,000 limit for federal deposit insurance at all insured depository institutions.

•	The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	The Dodd-Frank Act implemented new corporate governance requirements for public companies, such as the Company, requiring additional disclosure relating to executive compensation and proxy access to shareholders.

•	The Dodd-Frank Act implemented amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

•	The Dodd-Frank Act established the Financial Stability Oversight Council, which is responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.

•	The Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, require that debit card interchange fees must be reasonable and proportional to the actual cost incurred by the institution with respect to the transaction. In June 2011, the Federal Reserve adopted regulations applicable to institutions with $10 billion or more of assets that established a maximum permissible interchange fee that an institution may charge. Under the regulations, the maximum permissible interchange fee for such institutions is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the institution implements additional fraud-prevention standards. Although institutions that have assets of less than $10 billion are exempt, these regulations are expected to significantly affect the interchange fees that institutions with less than $10 billion of assets are able to collect.

•	The Dodd-Frank Act eliminated (over time) the inclusion of trust preferred securities as a permitted element of Tier 1 capital. However, the Company’s currently outstanding trust preferred securities are grandfathered and will continue to qualify as Tier 1 capital.

•	The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), an independent federal agency with broad rule-making, supervisory, and enforcement powers under various federal consumer financial protection laws. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more of assets. Smaller institutions, such as the Company, are subject to rules promulgated by the CFPB but are examined and supervised by federal banking regulators for consumer compliance purposes.

•	The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

The Dodd-Frank Act has had, and may in the future have, a material impact on the Company’s operations, particularly through increased compliance costs resulting from new and possible future consumer and fair lending regulations.

Reporting Obligations Under Securities Laws. The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the requirement to file with the Securities and Exchange Commission (the “SEC”) annual, quarterly and other reports on the financial condition and performance of the organization. The Company’s common stock is listed on the Nasdaq Capital Market and, as a result, the Company is subject to the rules and listing standards adopted by The Nasdaq Stock Market, LLC (“Nasdaq”). The Company is also affected by the corporate responsibility and accounting reform legislation signed into law on July 30, 2002, known as the Sarbanes-Oxley Act of 2002 (the “SOX Act”), and the related rules and regulations. The SOX Act includes provisions that, among other things, require that periodic reports containing financial statements that are filed with the SEC be accompanied by chief executive officer and chief financial officer certifications as to the accuracy and compliance with law, additional disclosure requirements and corporate governance and other related rules. The Company has expended considerable time and money in complying with the rules and regulations of the SEC and Nasdaq, and with the SOX Act, and expects to continue to incur additional expenses in the future.

Bank Holding Company Act. The Federal Reserve has jurisdiction under the BHC Act to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. The BHC Act, and other applicable laws and regulations, generally limit the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

Since September 1995, the BHC Act has permitted bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks are also able to branch across state lines, provided certain conditions are met, including that applicable state laws expressly permit such interstate branching. Virginia has adopted legislation that permits branching across state lines, provided there is reciprocity with the state in which the out-of-state bank is based.

Support of Subsidiary Institutions. Under the Dodd-Frank Act, and previously under Federal Reserve policy, the Company is required to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support can be required at times when it would not be in the best interest of the Company’s shareholders or creditors to provide it. In the event of the Company’s bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. The Company has periodically raised capital and contributed it to the Bank to support the Bank’s operations.

Privacy Legislation. Several laws, including the Right To Financial Privacy Act and the Gramm-Leach-Bliley Act, provide protections against the transfer and use of customer information by financial institutions. Financial Institutions generally are prohibited from disclosing customer information to non-affiliated third parties, unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions must disclose their specific privacy policies to their customers annually and must conduct an internal risk assessment of their ability to protect customer information.

Mergers and Acquisitions. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the "Interstate Banking Act"), generally permits well capitalized and adequately managed bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; and permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition. Under the Dodd-Frank Act, a bank holding company or bank must be well capitalized and well managed to engage in an interstate acquisition. Bank holding companies and banks are required to obtain prior Federal Reserve approval to acquire more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association. The Interstate Banking Act and the Dodd-Frank Act permit banks to establish and operate de novo interstate branches to the same extent a bank chartered by the host state may establish branches. Virginia law permits branching across state lines, provided there is reciprocity with the state in which the out-of-state bank is based.

Limits on the Payment of Dividends. The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Virtually all of the Company’s cash revenues will result from dividends paid to it by the Bank, which is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings without approval by the BFI. As of December 31, 2017, the Bank did not have any accumulated retained earnings. In addition, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be "undercapitalized," as defined in FDIC regulations.

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

Capital Adequacy. Both the Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank. In June 2012, the federal bank regulatory agencies jointly issued proposed rules to revise the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to be consistent with the agreements reached by the Basel Committee on Banking Supervision (the “Basel Committee”) in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and certain provisions of the Dodd-Frank Act. The proposed rules applied to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies. On July 2, 2013, the federal bank regulatory agencies approved certain revisions to the proposed rules and finalized new capital requirements for such banking organizations.

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

Under new capital guidelines, the Bank must identify high volatility commercial real estate (“HVCRE”) loans, which are defined as a credit facility that, prior to conversion to permanent financing, finances or has financed the acquisition, development, or construction of real property, unless the facility finances (1) one to four family residential properties; (2) certain community development projects; (3) the purchase or development of agricultural land; (4) commercial real estate projects that meet the criteria in the rule, including criteria regarding the loan-to-value ratio and capital contributions to the project. Under the new guidelines, HVCRE loans are risk weighted at 150% for capital ratios purposes, rather than 100% as with other loans.

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

Additionally, the bank regulatory agencies’ final rules revised the “prompt corrective action” regulations pursuant to Section 38 of the FDI Act by (i) introducing a CET1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0%; and (iii) eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized. These new thresholds were effective for the Bank as of January 1, 2015. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules. As of December 31, 2017, the Bank met the minimum ratios to be classified as a well capitalized financial institution.

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

In September 2017, the federal bank regulatory agencies proposed to revise and simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Bank, that are not subject to the advanced approaches requirements. In November 2017, the regulatory agencies revised the capital rules enacted in 2013 to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach, which the Bank uses to calculate its capital ratios.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

At December 31, 2017, the Bank’s Tier 1 risk-based capital ratio was 11.96%, its total risk-based capital ratio was 12.88% and its leverage ratio was 9.18%.   More information concerning our regulatory ratios at December 31, 2017 is included in Note 13 to the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Restrictions on Transactions with Affiliates. Both the Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of: (i) a bank’s loans or extensions of credit, including purchases of assets subject to an agreement to repurchase, to affiliates; (ii) a bank’s investment in affiliates; (iii) assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve; (iv) the amount of loans or extensions of credit to third parties collateralized by the securities or debt obligations of affiliates; (v) transactions involving the borrowing or lending of securities and any derivative transaction that results in credit exposure to an affiliate; and (vi) a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

Incentive Compensation Policies and Restrictions. In July 2010, the federal banking agencies issued guidance that applies to all banking organizations supervised by the agencies (thereby including both the Company and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. At December 31, 2017, we had not been made aware of any instances of non-compliance with this guidance.

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

Mortgage Banking Regulation. The Bank’s mortgage company is subject to the rules and regulations by the Department of Housing and Urban Development, the Federal Housing Administration, the Department of Veteran Affairs and state regulatory authorities with respect to originating, processing, servicing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Home Ownership Equity Protection Act, and the regulations promulgated thereunder. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on depository institutions by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. Federal regulatory authorities also have broad enforcement powers over us, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors. At December 31, 2017, the Bank met the ratio requirements to be classified as a well capitalized financial institution.

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

Tax Reform. On December 22, 2017, the President of the United States signed into law the Tax Cut and Jobs Act of 2017 (the “Tax Reform Act”). The legislation made key changes to the U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its deferred tax assets and liabilities at December 31, 2017 and recognized $4,181,000 in tax expense for the year ended December 31, 2017. We are still analyzing certain aspects of the new law and refining our calculations, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts. Although the Tax Reform Act had a significant negative impact on the Company’s earnings for 2017 as a result of the re-valuation of its deferred tax assets and liabilities, the reduction in the corporate tax rate to 21% is expected to have a significant positive benefit to the Company in 2018 and beyond.

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

Employees

As of December 31, 2017, the Company and its subsidiaries had a total of 152 full-time employees and 9 part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

Additional Information

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information we file at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operations of the Public Reference Room. Our SEC filings are also available on the SEC’s Internet site (http://www.sec.gov).

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

In addition to its executive offices, the Bank owns seven full service branch buildings including the land on those buildings and leases an additional four full service branch buildings. Five of our branch offices are located in Chesterfield County, with three branch offices in Hanover County, two in Henrico County, one in Powhatan County and one in James City County.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

Part Ii

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 8, 2014, we completed a reverse split of our common stock. All financial information and per share amounts in this report are presented as if the reverse split was effective at the beginning of the earliest period presented.

Market Information

Shares of the Company’s common stock trade on the Nasdaq Capital Market under the symbol “VBFC”. The high and low prices of shares (adjusted for reverse stock split) of the Company’s common stock for the periods indicated were as follows:

	High	Low

2016
1st quarter	$20.36	$18.01
2nd quarter	23.50	18.91
3rd quarter	24.88	22.30
4th quarter	27.45	23.10

2017
1st quarter	$29.50	$26.70
2nd quarter	32.20	27.30
3rd quarter	33.95	29.00
4th quarter	33.95	28.00

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

During the second quarter of 2017, the Company received approval from the state regulators allowing the Bank to pay a special dividend to the Company for the purpose of paying the preferred stock dividend due on May 15, 2017. No other dividends were paid by the Bank to the Company during 2017.

At December 31, 2017, the aggregate amount of the Company’s total accrued dividend payments on the preferred stock was $54,000 and reflected as a reduction of retained earnings. This amount was accrued for and included in other liabilities on the Balance Sheet in the Consolidated Financial Statements.

Holders

At February 28, 2018, there were approximately 1,006 active holders of common stock; including registered holders and beneficial holders of shares through banks, brokers and other nominees.

For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”.

Purchases of Equity Securities

The Company did not repurchase any of its Common Stock during 2017.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

•	changes in assumptions underlying the establishment of allowances for loan losses, and other estimates;
•	the risks of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
•	the effects of future economic, business and market conditions;
•	legislative and regulatory changes, including the Dodd-Frank Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverages;
•	our inability to maintain our regulatory capital position;
•	the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions despite security measures implemented by the Company;
•	changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, soundness of other financial institutions we do business with;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	changes in operations of the mortgage company as a result of the activity in the residential real estate market;
•	exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;
•	governmental monetary and fiscal policies;
•	changes in accounting policies, rules and practices;
•	reliance on our management team, including our ability to attract and retain key personnel;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by us;
•	changing trends in customer profiles and behavior; and
•	other factors described from time to time in our reports filed with the SEC.

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

General

The Company’s primary source of earnings is net interest income, and its principal market risk exposure is interest rate risk. The Company is not able to predict market interest rate fluctuations and its asset/liability management strategy may not prevent interest rate changes from having a material adverse effect on the Company’s results of operations and financial condition. Because the Company intentionally decreased assets for the three years prior to 2016 as it was resolving problem assets and attempting to improve capital ratios, as well as declines in yields on earning assets, net interest income declined from $13,018,000 in 2014 to $12,637,000 in 2015. With improved capital ratios and asset quality in 2016, the Company’s asset strategy changed to one of growth. Net interest income has increased from $12,637,000 in 2015 to $13,380,000 in 2016 and $14,577,000 in 2017.

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

Results of Operations

The following presents management’s discussion and analysis of the financial condition of the Company at December 31, 2017 and 2016, and results of operations for the Company for the years ended December 31, 2017, 2016 and 2015. This discussion should be read in conjunction with the Company’s audited Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

The following table sets forth selected financial ratios:

	2017	2016	2015

Performance Ratios
Return on average assets(1) (2)	(0.68)%	3.15%	0.15%
Return on average equity(1)(2)	(7.08)%	38.81%	2.30%
Net interest margin(3)	3.56%	3.53%	3.40%
Efficiency(4)	93.52%	90.34%	105.96%
Loans to deposits	89.64%	88.12%	84.27%
Equity to assets	8.24%	9.81%	7.23%

Asset Quality Ratios
ALLL to loans at year-end	0.88%	1.00%	1.16%
ALLL to loans at year-end excluding guaranteed student loans(5)	1.00%	1.16%	1.41%
ALLL to nonaccrual loans	139.59%	140.41%	95.78%
Nonperforming assets to total assets	0.86%	1.20%	2.37%
Nonperforming loans to total loans	1.11%	1.58%	3.24%
Net charge-offs to average loans	0.04%	0.06%	0.06%

(1)	Return on Average Assets and Return on Average Equity for 2016 were positively impacted by the reversal in the third quarter of 2016 of an $11,997,000 valuation allowance previously recorded against the net deferred tax asset.
(2)	Return on Average Assets and Return on Average Equity for 2017 were negatively impacted by the write-off of the net deferred tax asset of approximately $4,181,000 as a result of the reduction in the corporate tax rate.
(3)	Net interest margin is computed by dividing net interest income for the period by average interest earning assets.
(4)	Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income and noninterest income.
(5)	Student loans are guaranteed by the Department of Education for approximately 98% of principal and interest and are evaluated separately for ALLL.

Such ratios are not measurements under accounting principles generally accepted in the United States (“GAAP”) and are not intended to be a substitute for our balance sheet or income statement prepared in accordance with GAAP.

Income Statement Analysis

Summary

We recorded a net loss of $3,096,000 and net loss available to common shareholders of $3,594,000 or $(2.55) in 2017 compared to net income of $13,513,000 and net income available to common shareholders of $12,776,000 or $8.99 per fully diluted share in 2016 and a net income of $646,000 and a net income available to common shareholders of $6,591,000, or $5.49 per fully diluted share, in 2015.

The most significant event affecting the Company’s results for the fourth quarter of 2017 and the year ended December 31, 2017 was a reduction in the corporate tax rate. On December 22, 2017, the President signed into law the Tax Reform Act.  The Tax Reform Act includes a number of changes in existing tax law impacting businesses.  One of the most significant changes is a permanent reduction in the corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. GAAP requires companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment.

As of December 31, 2017, the Company had net deferred tax assets of $11 million. The Company recorded a re-valuation of its deferred tax assets and liabilities as of December 31, 2017, at the new rate of 21%, based upon balances in existence at date of enactment. As a result, the Company's net deferred tax assets were written down by approximately $4,181,000 in the fourth quarter of 2017 with a corresponding increase in tax expense. This write down decreased earnings per share for the fourth quarter by $2.95 and for the year by $2.96. Although the Tax Reform Act had a significant negative impact on the Company’s earnings for 2017 as a result of the re-valuation of its deferred tax assets and liabilities, the reduction in the corporate tax rate to 21% is expected to have a significant positive benefit to the Company in 2018 and beyond.

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

There were significant changes in income and expense items when comparing the 2017 and 2016 results and 2016 to 2015. These changes are listed in the following table (in thousands):

	2017 Compared	2016 Compared
	to 2016	to 2015
Increase (decrease) in
Net interest income	$1,197	$743
(Recovery of) provision for loan losses	-	(2,000)
Gains on loan sales	(1,015)	354
Gain on sale of assets	(504)	504
Gain on sale of investments	(243)	156
Service charges and fees	(51)	(61)
Rental income	(582)	(523)
Other noninterest income	(349)	362
(Increase) decrease in
Salaries and benefits	(786)	(449)
Commissions	80	(51)
Occupancy expense	337	260
Professional and outside services	5	(69)
Writedown of assets held for sale	(11)	2,429
Loss on branch consolidation	377	(252)
Expenses related to foreclosed real estate	685	(240)
FDIC premium	(5)	624
Other operating expenses	(46)	(78)
Other	41	(14)

	$(870)	$1,695

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

	Year Ended December 31,
	2017	2016	Change
	(dollars in thousands)

Average interest-earning assets	$408,945	$379,163	$29,782
Interest income	$17,298	$15,989	$1,309
Yield on interest-earning assets	4.23%	4.22%	0.01%
Average interest-bearing liabilities	$312,734	$304,458	$8,276
Interest expense	$2,721	$2,609	$112
Cost of interest-bearing liabilities	0.87%	0.86%	0.01%
Net interest income	$14,577	$13,380	$1,197
Net interest margin	3.56%	3.53%	0.03%

The increase in net interest income of $1,197,000 in 2017 was a result of a positive movement in interest income. Interest income increased by $1,309,000, with interest income on loans, investment securities and federal funds sold increasing by $1,035,000, $396,000 and $69,000, respectively. The increase in interest income on loans and investment securities was attributable to increases in average balances outstanding of $20,065,000 and $18,040,000, respectively.

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

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
		Interest			Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$40,536	$1,664	4.11%	$29,989	$1,427	4.76%	$21,291	$1,096	5.15%
Real estate - residential	80,863	4,249	5.25%	82,592	4,397	5.32%	87,767	4,756	5.42%
Real estate - commercial	140,809	6,773	4.81%	128,346	6,108	4.76%	113,132	5,650	4.99%
Real estate - construction	34,580	1,742	5.04%	31,440	1,533	4.88%	30,828	1,609	5.22%
Student loans	46,242	1,577	3.41%	50,742	1,529	3.01%	42,610	1,204	2.83%
Consumer	1,846	123	6.66%	1,702	99	5.82%	1,795	72	4.01%
Gross loans	344,876	16,128	4.68%	324,811	15,093	4.65%	297,423	14,387	4.84%
Investment securities	45,667	751	1.64%	27,627	355	1.28%	38,246	616	1.61%
Loans held for sale	6,813	279	4.10%	12,520	470	3.75%	11,487	446	3.88%
Federal funds and other	11,589	140	1.21%	14,205	71	0.50%	24,242	55	0.22%
Total interest earning assets	408,945	17,298	4.23%	379,163	15,989	4.22%	371,398	15,504	4.17%
Allowance for loan losses	(3,308)			(3,513)			(5,678)
Cash and due from banks	10,210			13,860			9,765
Premises and equipment, net	12,911			13,187			14,210
Other assets	25,732			26,703			36,906
Total assets	$454,490			$429,400			$426,601

Interest bearing deposits
Interest checking	45,986	82	0.18%	42,783	77	0.18%	43,450	79	0.18%
Money market	78,492	309	0.39%	68,817	256	0.37%	67,796	251	0.37%
Savings	22,530	39	0.17%	20,119	36	0.18%	20,282	37	0.18%
Certificates	152,341	1,971	1.29%	158,203	1,998	1.26%	163,956	2,114	1.29%
Total deposits	299,349	2,401	0.80%	289,922	2,367	0.82%	295,484	2,481	0.84%
Borrowings
Long-tern debt - trust preferred securities	8,777	259	2.95%	9,027	185	2.05%	9,922	213	2.15%
FHLB advances	4,221	56	1.33%	5,161	56	1.09%	9,027	170	1.88%
Other borrowings	387	5	1.29%	348	1	0.29%	1,390	3	0.22%
Total interest bearing liabilities	312,734	2,721	0.87%	304,458	2,609	0.86%	315,823	2,867	0.91%
Noninterest bearing deposits	94,618			82,678			75,127
Other liabilities	3,395			7,445			7,480
Total liabilities	410,747			394,581			398,430
Equity capital	43,743			34,819			28,171
Total liabilities and capital	$454,490			$429,400			$426,601

Net interest income before provision for loan losses		$14,577			$13,380			$12,637
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.36%			3.36%			3.27%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.56%			3.53%			3.40%

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

	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans	$773	$71	$844	$1,128	$(398)	$730
Investment securities	277	119	396	(151)	(110)	(261)
Fed funds sold and other	(10)	79	69	(8)	24	16
Total interest income	1,040	269	1,309	969	(484)	485

Interest expense
Deposits
Interest checking	6	(1)	5	(1)	(1)	(2)
Money market accounts	37	16	53	4	1	5
Savings accounts	4	(1)	3	-	(1)	(1)
Certificates of deposit	(79)	52	(27)	(73)	(43)	(116)
Total deposits	(32)	66	34	(70)	(44)	(114)
Borrowings
Long-term debt	(2)	76	74	3	(31)	(28)
FHLB Advances	(10)	10	-	(57)	(57)	(114)
Other borrowings	4	-	4	(2)	-	(2)
Total interest expense	(40)	152	112	(126)	(132)	(258)

Net interest income	$1,080	$117	$1,197	$1,095	$(352)	$743

Provision for (recovery of) loan losses

The amount of the loan loss provision (recovery) is determined by an evaluation of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.

Overall the recovery of loan losses recorded for the year ended December 31, 2015 was due primarily to credit quality improvements and an enhanced model for evaluating inherent losses in the Bank’s loan portfolio. Improvements in credit quality are provided in the following schedule:

	December 31,
	2017	2016	2015

Classified assets	$8,313	$10,454	$15,375
Nonaccrual loans	2,320	2,402	3,718
Foreclosed real estate	1,788	2,926	6,249

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

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. We concluded that the unallocated portion of the allowance was acceptable given the level of classified assets and was within a reasonable range around the estimate of losses. The allowance for loan losses included an unallocated portion of approximately $347,000, $713,000 and $59,000 at December 31, 2017, 2016 and 2015, respectively.

Discussion of the recovery of loan losses related to specific loan types are provided following:

•	The recovery of loan losses totaling $118,000 for the construction and land development portfolio at December 31, 2017 was attributed to a decline in the general component of the allowance for loan losses as a result of a decrease in the historical loss experience from 0.38% as of December 31, 2016 to 0.04% as of December 31, 2017.

•	The provision for loan losses totaling $286,000 for the construction and land development portfolio at December 31, 2015 was attributed to a an increase in the historical loss experience from a net recovery of 0.27% at December 31, 2014 to a net charge-off of 0.48% at December 31, 2015.

•	The provision for loan losses totaling $316,000 for the commercial and industrial loans (except those secured by real estate) at December 31, 2017 was attributed to an increase of $369,000 in the specific reserve associated with loans evaluated individually for impairment.

•	The recovery of loan losses totaling $730,000 and $866,000 for the commercial real estate portfolio at December 31, 2016 and 2015, respectively, was attributed to a decline in the general component of the allowance for loan losses as a result of a decrease in the historical loss experience from 0.96% in 2014 to 0.57% in 2015 and to 0.20% in 2016. In addition, net charge-offs on this portfolio decreased from $1,220,000 in 2014 to $90,000 in 2015 and to a net recovery of $111,000 in 2016.

•	The recovery of loan losses totaling $146,000 and $1,143,000 for the consumer real estate portfolio at December 31, 2016 and 2015, respectively, was attributed to a decline in the general component of the allowance for loan losses as a result of a decrease in the historical loss experience from 1.36% in 2014 to 0.24% in 2015 and to .0022% in 2016. In addition, net charge-offs on this portfolio decreased from $562,000 in 2014 to a recovery of $215,000 in 2015.

For more financial data and other information about the provision for (recovery of) loan losses refer to section, “Balance Sheet Analysis” under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 4 “Allowance for Loan Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, gains and losses on sale of mortgage loans and securities held for sale, and, in 2016 and 2015, rental income primarily on our previous headquarters building. The most significant noninterest income item has been gain on loan sales generated by the mortgage company, representing 67% in 2017, 59% in 2016, and 60% in 2015 of total noninterest income. Noninterest income amounted to $8,106,000 in 2017, $10,850,000 in 2016, and $10,058,000 in 2015.

	For the Year Ended
	December 31,		Change
	2017	2016	$	%
	(dollars in thousands)

Service charges and fees	$2,408	$2,459	$(51)	(2.1)%
Gain on sale of loans	5,415	6,430	(1,015)	(15.8)%
Gain on sale of assets	-	504	(504)	100.0%
Gain (loss) on sale of investment securities	(81)	162	(243)	(150.0)%
Rental income	-	582	(582)	(100.0)%
Other	364	713	(349)	(48.9)%
Total noninterest income	$8,106	$10,850	$(2,744)	(25.3)%

•	The decrease in gain on sale of loans was due to decreased activity by our mortgage banking segment during the latter part of 2017. At the end of the first quarter of 2017, we closed our Manassas, VA mortgage production office after the retirement of its long term leader. Additionally, the President of the mortgage banking segment retired in the first quarter of 2017. Both of these events had a negative impact on the mortgage banking segments’ loan production. The gain on sale is recognized at the date of sale to the investor and mortgage loans sales decreased from $218,627,000 in 2016 to $170,539,000 in 2017.
•	The gain on sale of assets in 2016 was related to the sale of our previous headquarters building and was a onetime event.
•	The Company sold approximately $10 million and $22 million in investments securities resulting in a loss of $81,000 and a gain of $162,000 during the years ended 2017 and 2016, respectively. These sales resulted from management’s efforts to reduce interest rate risk in our investment portfolio.
•	The decline in rental income was a result of the sale of our previous headquarters building in June 2016 that generated rental income from nonrelated entities.
•	The decrease in other income was primarily due to a gain of $266,000 from a bank owned life insurance claim in 2016.

	For the Year Ended
	December 31,		Change
	2016	2015	$	%
	(dollars in thousands)

Service charges and fees	$2,459	$2,520	$(61)	(2.4)%
Gain on sale of loans	6,430	6,076	354	5.8%
Gain on sale of assets	504	-	504	100.0%
Gain on sale of investment securities	162	6	156	2600.0%
Rental income	582	1,105	(523)	(47.3)%
Other	713	351	362	103.1%
Total noninterest income	$10,850	$10,058	$792	7.9%

•	The increase in gain on sale of loans was due to increased activity by our mortgage banking segment as the mortgage market was more favorable in the latter half of 2016. The gain on sale is recognized at the date of sale to the investor and mortgage loan sales increased from $208,479,000 in 2015 to $218,627,000 in 2016.
•	The gain on sale of assets in 2016 related to the sale of our previous headquarters building and was a onetime event.
•	The gain on investment securities resulted from management’s efforts to reduce interest rate risk in our investment portfolio by selling longer duration securities.
•	The decline in rental income was a result of the sale of our previous headquarters building in June 2016 that generated rental income from nonrelated entities.
•	The increase in other income was primarily due to a gain of $266,000 from a bank owned life insurance claim.

Noninterest expense

Noninterest expense includes all expenses of the Company with the exception of interest expense on deposits and borrowings, provision for loan losses and income taxes. Some of the primary components of noninterest expense are salaries and benefits, occupancy and equipment costs and professional and outside services. Over the last three years, the most significant noninterest expense item has been salaries and benefits including commissions, representing 64%, 59%, and 52% of noninterest expense in 2017, 2016 and 2015, respectively. Noninterest expense decreased from $24,049,000 in 2015 to $21,889,000 in 2016, and decreased to $21,212,000 in 2017.

	For the Year Ended
	December 31,		Change
	2017	2016	$	%
	(dollars in thousands)

Salaries and benefits	$12,081	$11,295	$786	7.0%
Commissions	1,526	1,606	(80)	(5.0)%
Occupancy	1,133	1,470	(337)	(22.9)%
Equipment	757	762	(5)	(0.7)%
Write down of assets held for sale	231	220	11	5.0%
Cease use lease obligation	(125)	252	(377)	(149.6)%
Supplies	244	265	(21)	(7.9)%
Professional and outside services	2,994	2,999	(5)	(0.2)%
Advertising and marketing	340	355	(15)	(4.2)%
Foreclosed assets, net	(292)	393	(685)	(174.3)%
FDIC insurance premium	297	292	5	1.7%
Other operating expense	2,026	1,980	46	2.3%
Total noninterest income	$21,212	$21,889	$(677)	(3.1)%

•	The increase in salaries and benefits was due to staffing changes in key management positions as well as retention and severance payments made to mortgage lending personnel.
•	Occupancy declined due to the sale of our previous headquarters building in June 2016.
•	During the fourth quarter of 2016, the Company recorded a loss from branch consolidation of $252,000 related to a future lease obligation, which was settled for a lower amount late in the first quarter of 2017 resulting in a partial recovery of $125,000.
•	The decrease in expense related to foreclosed real estate was due to the recognition of gains on the sale of foreclosed assets of $380,000 during 2017 as well as lower expenses and write downs due to declines in foreclosed real estate.

	For the Year Ended
	December 31,		Change
	2016	2015	$	%
	(dollars in thousands)

Salaries and benefits	$11,295	$10,846	$449	4.1%
Commissions	1,606	1,555	51	3.3%
Occupancy	1,470	1,730	(260)	(15.0)%
Equipment	762	765	(3)	(0.4)%
Write down of assets held for sale	220	2,649	(2,429)	(91.7)%
Cease use lease obligation	252	-	252
Supplies	265	278	(13)	(4.7)%
Professional and outside services	2,999	2,930	69	2.4%
Advertising and marketing	355	325	30	9.2%
Foreclosed assets, net	393	153	240	156.9%
FDIC insurance premium	292	916	(624)	(68.1)%
Other operating expense	1,980	1,902	78	4.1%
Total noninterest income	$21,889	$24,049	$(2,160)	(9.0)%

•	The increase in salaries and benefits was due to staffing changes in key management positions.
•	Occupancy declined due to the sale of our previous headquarters building in June 2016.
•	Write down of assets held for sale decreased due to write downs in 2015 associated with the headquarters building. The building was sold in June 2016 for a gain of $504,000.
•	Cease use lease obligation is due to recording a loss related to consolidating two branches.
•	Costs associated with foreclosed assets increased due to gains on sale in 2015 as we disposed of these assets. We did not have similar gains in 2016.
•	The decrease in the FDIC insurance premium was due to the improvement in the Bank’s risk rating with the FDIC based on the removal of the Consent Order in December 2015.

Income taxes

The Company has a net deferred tax asset which is included in other assets on the balance sheet. For more financial data and other information about income taxes refer to Note 1 “Summary of Significant Accounting Policies” and Note 9 “Income Taxes” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Balance Sheet Analysis

Investment securities

At December 31, 2017 and 2016, all of our investment securities were classified as available for sale. The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands).

			Gross	Gross	Estimated
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
December 31, 2017
US Government Agencies
One to five years	$21,400	$21,561	$-	$(276)	$21,285	1.44%
More than ten years	2,411	2,415	-	(17)	2,398	1.74%
	23,811	23,976	-	(293)	23,683	1.47%
Mortgage-backed securities
Five to ten years	3,400	3,472	-	(43)	3,429	1.72%
More than ten years	18,518	18,655	1	(145)	18,511	2.39%
	21,918	22,127	1	(188)	21,940	2.28%

Subordinated debt
Five to ten years	4,050	4,103	11	(26)	4,088	3.08%

Total investment securities	$49,779	$50,206	$12	$(507)	$49,711	1.96%

December 31, 2016
US Government Agencies
One to five years	$29,400	$29,607	$-	$(213)	$29,394	1.25%
More than ten years	2,862	2,868	-	(16)	2,852	1.08%
	32,262	32,475	-	(229)	32,246	1.24%
Mortgage-backed securities
One to five years	3,457	3,524	-	(33)	3,491	1.78%
More than ten years	8,253	8,170	1	(14)	8,157	2.16%
	11,710	11,694	1	(47)	11,648	2.05%

Total investment securities	$43,972	$44,169	$1	$(276)	$43,894	1.45%

For more financial data and other information about investment securities refer to Note 1 “Summary of Significant Accounting Policies” and Note 2 “Investment Securities Available for Sale” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

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

Approximately 77% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. We are much less reliant on real estate secured lending than was the case in 2012 when 90% of our loan portfolio consisted of this type of lending. Approximately 12% of the loan portfolio consists of rehabilitated student loans purchased by the Bank in 2017, 2016, 2015 and 2014 (see discussion following). Commercial and industrial loans represented $37 million, or 10%, of the portfolio at December 31, 2017. Loans in this category are typically made to individuals, small and medium-sized businesses and range between $250,000 and $2.5 million. Based on underwriting standards, these loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent 1% of the total.

The following tables present the composition of our loan portfolio at the dates indicated (in thousands).

	December 31,
	2017	2016	2015	2014	2013

Construction and land development
Residential	$5,361	$6,770	$5,202	$4,315	$2,931
Commercial	25,456	27,092	25,948	25,152	28,179
Total construction and land development	30,817	33,862	31,150	29,467	31,110
Commercial real estate
Owner occupied	85,004	66,021	69,256	58,804	73,585
Non-owner occupied	70,845	57,944	38,037	38,892	43,868
Multifamily	9,386	8,824	8,537	11,438	11,560
Farmland	270	310	388	434	1,463
Total commercial real estate	165,505	133,099	116,218	109,568	130,476
Consumer real estate
Home equity lines	22,849	20,691	20,333	20,082	21,246
Secured by 1-4 family residential
First deeds of trust	57,919	54,791	56,776	61,837	66,872
Second deeds of trust	7,460	5,768	6,485	7,854	8,675
Total consumer real estate	88,228	81,250	83,594	89,773	96,793
Commercial and industrial loans (except those secured by real estate)	36,506	39,390	20,086	22,165	26,254
Guaranteed student loans	45,805	47,398	53,989	33,562	-
Consumer and other	1,848	2,101	1,734	1,611	1,930

Total Loans	368,709	337,100	306,771	286,146	286,563
Deferred loan cost, net	699	660	670	722	683
Less: Allowance for loan losses	(3,239)	(3,373)	(3,562)	(5,729)	(7,239)

Total loans, net	$366,169	$334,387	$303,879	$281,139	$280,007

Maturities by loan type at December 31, 2017 were as follows (in thousands):

		Fixed Rate			Variable Rate
	Within	1 to 5	After		1 to 5	After		Total
	1 Year	Years	5 Years	Total	Years	5 Years	Total	Maturities
Construction and land development
Residential	$5,229	$132	$-	$132	$-	$-	$-	$5,361
Commercial	22,417	2,876	-	2,876	112	51	163	25,456
Total construction and land development	27,646	3,008	-	3,008	112	51	163	30,817
Commercial real estate
Owner occupied	19,411	27,931	29,429	57,360	6,269	1,964	8,233	85,004
Non-owner occupied	17,098	30,588	18,483	49,071	4,676	-	4,676	70,845
Multifamily	2,757	6,164	465	6,629	-	-	-	9,386
Farmland	140	40	-	40	-	90	90	270
Total commercial real estate	39,406	64,723	48,377	113,100	10,945	2,054	12,999	165,505
Consumer real estate
Home equity lines	19,153	128	3,568	3,696	-	-	-	22,849
Secured by 1-4 family residential
First deeds of trust	21,151	23,220	4,414	27,634	9,109	25	9,134	57,919
Second deeds of trust	1,918	1,278	1,438	2,716	2,814	12	2,826	7,460
Total consumer real estate	42,222	24,626	9,420	34,046	11,923	37	11,960	88,228
Commercial and industrial loans (except those secured by real estate)	19,123	8,357	8,493	16,850	533	-	533	36,506
Guaranteed student loans	-	-	-	-	45,805	-	45,805	45,805
Consumer and other	582	1,266		1,266	-	-	-	1,848
	$128,979	$101,980	$66,290	$168,270	$69,318	$2,142	$71,460	$368,709

For more financial data and other information about loans refer to Note 1 “Summary of Significant Accounting Policies” and Note 3 “Loans” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Allowance for loan losses

We monitor and maintain an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. For more financial data and other information about loans refer to Note 1 “Summary of Significant Accounting Policies” and Note 4 “Allowance for Loan Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated (dollars in thousands).

	Year Ended December 31,
	2017	2016	2015	2014	2013

Beginning balance	$3,373	$3,562	$5,729	$7,239	$10,808
(Recovery of), provision for loan losses	-	-	(2,000)	100	1,173
Charge-offs
Construction and land development
Commercial	(31)	(10)	(252)	(100)	(279)
Commercial real estate
Owner occupied	-	(66)	(127)	(631)	(454)
Non-owner occupied	-	(1)	-	(518)	(619)
Multifamily					-
Farmland	-	-	-	(96)	(896)
Consumer real estate
Home equity lines	-	(53)	(62)	(476)	(266)
Secured by 1-4 family residential
First deed of trust	(107)	(140)	(103)	(277)	(1,953)
Second deed of trust	-	(25)	(55)	(86)	(367)
Commercial and industrial (except those secured by real estate)	-	(15)	(162)	(172)	(760)
Guaranteed student loans	(146)	(221)		-	-
Consumer and other	(2)	(13)	(55)	(25)	(64)
	(286)	(544)	(816)	(2,381)	(5,658)
Recoveries
Construction and land development
Residential	1	1	2	2	102
Commercial	4	10	49	44	424
Commercial real estate
Owner occupied	13	-	33	-	43
Non-owner occupied	-	53	4	25	20
Farmland	-	125	-	-	-
Consumer real estate
Home equity lines	2	3	5	15	9
Secured by 1-4 family residential
First deed of trust	64	25	380	72	94
Second deed of trust	34	29	50	190	38
Commercial and industrial (except those secured by real estate)	17	100	100	401	177
Guranteed student loans
Consumer and other	17	9	26	22	9
	152	355	649	771	916
Net charge-offs	(134)	(189)	(167)	(1,610)	(4,742)

Ending balance	$3,239	$3,373	$3,562	$5,729	$7,239

Loans outstanding at end of period(1)	$369,408	$337,760	$307,441	$286,868	$287,246
Ratio of allowance for loan losses as a percent of loans outstanding at end of period	0.88%	1.00%	1.16%	2.00%	2.52%

Average loans outstanding for the period(1)	$344,876	$324,811	$297,423	$274,429	$315,642
Ratio of net charge-offs to average loans outstanding for the period	0.04%	0.06%	0.06%	0.59%	1.50%

(1) Loans are net of unearned income.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands).

	December 31,
	2017	2016	2015	2014	2013

Nonaccrual loans	$2,320	$2,402	$3,718	$7,478	$18,647
Foreclosed properties	1,788	2,926	6,249	12,638	16,742
Total nonperforming assets	$4,108	$5,328	$9,967	$20,116	$35,389

Restructured loans (not included in nonaccrual loans above)	$8,313	$10,154	$14,260	$24,812	$28,236

Loans past due 90 days and still accruing (1)	$7,229	$8,174	$8,590	$719	$60

Nonperforming assets to loans (2)	1.11%	1.58%	3.25%	7.03%	12.35%

Nonperforming assets to total assets	0.9%	1.2%	2.4%	4.6%	8.0%

Allowance for loan losses to nonaccrual loans	139.6%	140.4%	95.8%	76.6%	38.8%

(1)	All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.
(2)	Loans are net of unearned income and deferred cost.

The following table presents an analysis of the changes in nonperforming assets for 2017 (in thousands).

	Nonaccrual
	Loans	OREO	Total

Balance December 31, 2016	$2,402	$2,926	$5,328
Additions	1,289	-	1,289
Loans placed back on accrual	(384)	-	(384)
Transfers to OREO	(285)	285	-
Repayments	(490)	-	(490)
Charge-offs	(212)	(20)	(232)
Sales	-	(1,403)	(1,403)

Balance December 31, 2017	$2,320	$1,788	$4,108

Nonperforming restructured loans are included in nonaccrual loans. Until a nonperforming restructured loan has performed in accordance with its restructured terms for a minimum of six months, it will remain on nonaccrual status.

Interest is accrued on outstanding loan principal balances, unless the Company considers collection to be doubtful. Commercial and unsecured consumer loans are designated as nonaccrual when the Company considers collection of expected principal and interest doubtful. Mortgage loans and most other types of consumer loans past due 90 days or more may remain on accrual status if management determines that concern over our ability to collect principal and interest is not significant. When loans are placed in nonaccrual status, previously accrued and unpaid interest is reversed against interest income in the current period and interest is subsequently recognized only to the extent cash is received. Interest accruals are resumed on such loans only when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

Of the total nonaccrual loans of $2,320,000 at December 31, 2017 that were considered impaired, 13 loans totaling $1,053,000 had specific allowances for loan losses totaling $454,000. This compares to $2,402,000 in nonaccrual loans at December 31, 2016 of which 8 loans totaling $660,000 had specific allowances for loan losses of $97,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $159,000, $119,000 and $146,000 for 2017, 2016 and 2015, respectively. Student loans totaling $7,229,000 and $8,174,000 at December 31, 2017 and 2016, respectively, were past due 90 days or more and interest was still being accrued as principal and interest on such loans have a 98% guarantee by the DOE. The 2% not covered by the DOE guarantee is provided for in the allowance for loan losses.

Other real estate owned consists of assets acquired through or in lieu of foreclosure. $1,503,000 of the $1,788,000 other real estate owned at December 31, 2017, or 84%, relates to loans previously classified as construction loans.

Deposits

The following table gives the composition of our deposits at the dates indicated (dollars in thousands).

	December 31, 2017		December 31, 2016		December 31, 2015
	Amount	%	Amount	%	Amount	%

Checking accounts
Noninterest bearing demand	$104,138	25.3%	$92,574	24.2%	$78,282	21.5%
Interest bearing	48,042	11.7%	44,390	11.6%	44,256	12.1%
Money market accounts	82,523	20.1%	71,290	18.6%	64,841	17.8%
Savings accounts	27,596	6.7%	26,598	6.9%	19,403	5.3%
Time deposits of $250,000 and over	21,592	5.2%	13,372	3.5%	9,717	2.7%
Other time deposits	127,733	31.0%	135,053	35.2%	148,349	40.6%

Total	$411,624	100.0%	$383,277	100.0%	$364,848	100.0%

Total deposits have increased steadily over the last three years by 7.4%, 5.1% and 3.7% in 2017, 2016 and 2015, respectively. All of this growth occurred in low cost relationship deposits (checking, money market and savings) which increased by $27.4 million, or 11.7%, from 2016 to 2017, and by $28.1 million, or 13.6%, from 2015 to 2016. This growth is a result of our focus on building customer relationships that provide lower cost deposits. The cost of deposits declined from .084% for 2015 to .082% for 2016 and to 0.80% for 2017. Higher cost time deposits declined as a percentage of total deposits from 43.3% at December 31, 2015 to 38.7% at December 31, 2016 and to 36.2% at December 31, 2017.

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

	Year Ended December 31,
	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand accounts	$94,618		$82,678		$75,127
Interest-bearing deposits
Interest checking accounts	45,986	0.18%	42,783	0.18%	43,450	0.18%
Money market accounts	78,492	0.39%	68,817	0.37%	67,796	0.37%
Savings accounts	22,530	0.17%	20,119	0.18%	20,282	1.80%
Other time deposits	152,341	1.29%	158,203	1.26%	163,956	1.29%
Total interest-bearing deposits	299,349	0.80%	289,922	0.82%	295,484	0.84%

Total average deposits	$393,967		$372,600		$370,611

With short-term interest rates remaining at historic lows throughout the last few years, we were able to significantly reduce the interest rates paid on deposits, particularly on longer term certificates of deposit, as higher rate certificates of deposit matured in 2017, 2016 and 2015.

The following table is a schedule of maturities for time deposits of $100,000 or more at December 31, 2017 (in thousands).

Due within three months	$8,318
Due after three months through six months	9,386
Due after six months through twelve months	22,616
Over twelve months	40,405

$80,725

The Dodd-Frank Act permanently raises the current standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Borrowings

We utilize borrowings to supplement deposits to address funding or liability duration needs. For more financial data and other information about borrowings refer to Note 8 “Borrowings” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Off-balance sheet arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. For more financial data and other information about loans refer to Note 12 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Capital resources

Shareholders’ equity at December 31, 2017 was $39,334,000, compared to $43,614,000 at December 31, 2016 and $30,359,000 at December 31, 2015. The $4,280,000 decrease in shareholders’ equity in 2017 is primarily due to the reduction in the corporate tax rate. On December 22, 2017, the President signed into law the Tax Reform Act. The Tax Reform Act includes a number of changes in existing tax law impacting businesses. One of the most significant changes is a permanent reduction in the corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. GAAP requires companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment.

The $13,254,000 increase in shareholders’ equity in 2016 is primarily due to net income for the year of $13,513,000, which includes the reversal of the $11,977,000 valuation allowance previously recorded against the net deferred tax asset, offset by dividends on preferred stock of $737,000.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands).

	December 31,
	2017	2016

Tier 1 capital
Total bank equity capital	$44,748	$50,231
Net unrealized loss on available-for-sale securities	401	181
Defined benefit postretirement plan	51	60
Dissallowed deferred tax asset	(2,935)	(4,619)
Disallowed intangible assets	-	(1)
Total Tier 1 capital	42,265	45,852

Tier 2 capital
Allowance for loan losses	3,239	3,373
Total Tier 2 capital	3,239	3,373

Total risk-based capital	45,504	49,225

Risk-weighted assets	$353,349	$321,166

Average assets	$460,556	$438,069

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	9.18%	10.47%
Common equity tier 1 capital ratio (CET 1)	11.96%	14.28%
Tier 1 capital to risk-weighted assets	11.96%	14.28%
Total capital to risk-weighted assets	12.88%	15.33%
Equity to total assets	9.42%	11.37%

For more financial data and other information about capital resources refer to Note 13 “Shareholders’ Equity and Regulatory Matters” and Note 15 “Trust Preferred Securities” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

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

At December 31, 2017 and 2016, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $67,521,000 and $55,690,000, or 14.2% and 12.5% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. There were no securities pledged as collateral on borrowings as of December 31, 2017.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were no borrowings against the lines at December 31, 2017.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2017 was $8.5 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets. Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At December 31, 2017, we had commitments to originate $83,998,000 of loans. Fixed commitments to incur capital expenditures were approximately $275,000 at December 31, 2017. Certificates of deposit scheduled to mature or reprice in the 12-month period ending December 31, 2017 total $74,225,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, real estate acquired in settlement of loans, and income taxes. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

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

The allowance reflects management’s best estimate of probable losses within the existing loan portfolio and of the risk inherent in various components of the loan portfolio, including loans identified as impaired as required by Financial Accounting Standards Board Codification Topic 310: Receivables. Loans evaluated individually for impairment include nonperforming loans, such as loans on nonaccrual, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.

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

Real estate acquired in settlement of loans

Real estate acquired in settlement of loans represents properties acquired through foreclosure or physical possession.  Write-downs to fair value of foreclosed assets less estimate costs to sell at the time of transfer are charged to allowance for loan losses.  Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs. If fair value declines subsequent to foreclosure a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance was $281,000 and $612,000 at December 31, 2017 and 2016, respectively.   Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties.  The evaluation of these factors involves subjective estimates and judgments that may change.

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

On December 22, 2017, the President signed into law the Tax Reform Act. The Tax Reform Act includes a number of changes in existing tax law impacting businesses. One of the most significant changes is a permanent reduction in the corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. GAAP requires companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment.

As of December 31, 2017, the Company had net deferred tax assets of $11 million. The Company recorded a re-valuation of its deferred tax assets and liabilities as of December 31, 2017, at the new rate of 21%, based upon balances in existence at date of enactment. As a result, the Company's net deferred tax assets were written down by approximately $4,181,000 in the fourth quarter of 2017 with a corresponding increase in tax expense. Although the Tax Reform Act had a significant negative impact on the Company’s earnings for 2017 as a result of the re-valuation of its deferred tax assets and liabilities, the reduction in the corporate tax rate to 21% is expected to have a significant positive benefit to the Company in 2018 and beyond.

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

New accounting standards

For information regarding recent accounting pronouncements and their effect on us, see “New Accounting Pronouncements” in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

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

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Village Bank and Trust Financial Corp.

Midlothian, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Village Bank and Trust Financial Corp. (the “Company”) and Subsidiary as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 1999.

Richmond, Virginia

March 30, 2018

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
December 31, 2017 and 2016
(in thousands, except share data)

	2017	2016
Assets
Cash and due from banks	$17,810	$10,848
Federal funds sold	-	948
Total cash and cash equivalents	17,810	11,796
Investment securities available for sale	49,711	43,894
Loans held for sale	8,047	14,784
Loans
Outstandings	368,709	337,100
Allowance for loan losses	(3,239)	(3,373)
Deferred fees and costs, net	699	660
Total loans, net	366,169	334,387
Other real estate owned, net of valuation allowance	1,788	2,926
Assets held for sale	610	841
Premises and equipment, net	12,982	12,758
Bank owned life insurance	7,268	7,093
Accrued interest receivable	2,600	2,274
Other assets	9,989	14,049

	$476,974	$444,802

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$104,138	$92,574
Interest bearing	307,486	290,703
Total deposits	411,624	383,277
Federal Home Loan Bank advances	12,300	2,400
Long-term debt - trust preferred securities	8,764	8,764
Other borrowings	1,584	81
Accrued interest payable	93	70
Other liabilities	3,275	6,596
Total liabilities	437,640	401,188

Shareholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference, 1,000,000 shares authorized; 5,027 shares issued and outstanding at December 31, 2017 and 5,715 shares issued and outstanding at December 31, 2016	20	23
Common stock, $4 par value - 10,000,000 shares authorized; 1,430,751 shares issued and outstanding at December 31, 2017 and 1,428,261 shares issued and outstanding at December 31, 2016	5,672	5,629
Additional paid-in capital	58,055	58,643
Accumulated deficit	(24,693)	(21,172)
Common stock warrant	732	732
Stock in directors rabbi trust	(1,010)	(1,034)
Directors deferred fees obligation	1,010	1,034
Accumulated other comprehensive loss	(452)	(241)
Total shareholders' equity	39,334	43,614

	$476,974	$444,802

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Years Ended December 31, 2017, 2016 and 2015
(in thousands, except per share data)

	2017	2016	2015
Interest income
Loans	$16,407	$15,563	$14,833
Investment securities	751	355	616
Federal funds sold	140	71	55
Total interest income	17,298	15,989	15,504

Interest expense
Deposits	2,401	2,367	2,481
Borrowed funds	320	242	386
Total interest expense	2,721	2,609	2,867

Net interest income	14,577	13,380	12,637
Provision for (recovery of) loan losses	-	-	(2,000)
Net interest income after provision for (recovery of) loan losses	14,577	13,380	14,637

Noninterest income
Service charges and fees	2,408	2,459	2,520
Gain on sale of loans	5,415	6,430	6,076
Gain on sale of asset held for sale	-	504	-
Gain (loss) on sale of investment securities	(81)	162	6
Rental income	-	582	1,105
Other	364	713	351
Total noninterest income	8,106	10,850	10,058

Noninterest expense
Salaries and benefits	12,081	11,295	10,846
Commissions	1,526	1,606	1,555
Occupancy	1,133	1,470	1,730
Equipment	757	762	765
Write down of assets held for sale	231	220	2,649
Cease use lease obligation	(125)	252	-
Supplies	244	265	278
Professional and outside services	2,994	2,999	2,930
Advertising and marketing	340	355	325
Foreclosed assets, net	(292)	393	153
FDIC insurance premium	297	292	916
Other operating expense	2,026	1,980	1,902
Total noninterest expense	21,212	21,889	24,049

Income before income tax expense (benefit)	1,471	2,341	646
Income tax expense (benefit)	4,567	(11,172)	-

Net income (loss)	(3,096)	13,513	646

Preferred stock dividends and amortization of discount	(498)	(737)	(674)
Preferred stock principal forgiveness	-	-	4,404
Preferred stock dividend forgiveness	-	-	2,215
Net income (loss) available to common shareholders	$(3,594)	$12,776	$6,591

Earnings (loss) per share, basic	$(2.55)	$8.99	$5.65
Earnings (loss) per share, diluted	$(2.55)	$8.99	$5.49

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2017, 2016 and 2015
(in thousands)

	2017	2016	2015

Net income (loss)	$(3,096)	$13,513	$646
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	(266)	552	317
Tax effect	(55)	188	108
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	(211)	364	209

Reclassification adjustment
Reclassification adjustment for (gains) losses realized in net income (loss)	81	(162)	(6)
Tax effect	17	(55)	(2)
Reclassification for (gains) losses included in net income (loss), net of tax	64	(107)	(4)

Minimum pension adjustment	14	14	14
Tax effect	5	5	5
Minimum pension adjustment, net of tax	9	9	9

Total other comprehensive income (loss)	(138)	266	214

Total comprehensive income (loss)	$(3,234)	$13,779	$860

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2017, 2016 and 2015
(in thousands)

							Directors	Accumulated
			Additional	Retained		Stock in	Deferred	Other
	Preferred	Common	Paid-in	Earnings		Directors	Fees	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Rabbi Trust	Obligation	Income (loss)	Total

Balance, December 31, 2014	$59	$1,339	$58,188	$(40,539)	$732	$(878)	$878	$(721)	$19,058
Preferred stock dividend	-	-	-	(674)	-			-	(674)
Restricted stock issuance	-	16	(95)	-	-	(156)	156	-	(79)
Issuance of common stock, net of offering expense of $1,200	-	2,875	5,842	-	-	-	-	-	8,717
Preferred stock exchanged for common stock	(18)	1,332	(1,314)	-	-	-	-	-	-
Preferred stock principal forgiveness	(18)	-	(4,386)	4,404	-	-	-	-	-
Preferred stock dividend forgiveness	-	-	-	2,215	-	-	-	-	2,215
Stock based compensation	-	-	262	-	-			-	262
Minimum pension adjustment (net of income taxes of $5)	-	-	-	-	-			9	9
Net income	-	-	-	646	-			-	646
Change in unrealized gain on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	205	205

Balance, December 31, 2015	23	5,562	58,497	(33,948)	732	(1,034)	1,034	(507)	30,359
Preferred stock dividend	-	-	-	(737)	-				(737)
Restricted stock issuance		67	(67)	-	-	-	-		-
Stock based compensation	-	-	213	-	-	-	-	-	213
Minimum pension adjustment (net of income taxes of $5)	-	-	-	-	-	-	-	9	9
Net income	-	-	-	13,513	-	-	-	-	13,513
Change in unrealized gain on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	257	257

Balance, December 31, 2016	$23	$5,629	$58,643	$(21,172)	$732	$(1,034)	$1,034	$(241)	$43,614
Preferred stock redemption	(3)	-	(685)	-	-	-	-	-	(688)
Preferred stock dividend	-	-	-	(498)	-	-	-	-	(498)
Ristricted stock redemption	-	-	-	-	-	24	(24)	-	-
Issuance of common stock	-	43	(43)	-	-	-	-	-	-
Stock based compensation	-	-	140	-	-	-	-	-	140
Minimum pension adjustment (net of income taxes of $5)	-	-	-	-	-	-	-	9	9
Net loss	-	-	-	(3,096)	-	-	-	-	(3,096)
Reclassification due to the adoption of ASU 2018-02	-	-	-	73	-	-	-	(73)	-
Change in unrealized loss on investment securities available-for-sale, net of reclassification and tax effect	-	-	-	-	-	-	-	(147)	(147)

Balance, December 31, 2017	$20	$5,672	$58,055	$(24,693)	$732	$(1,010)	$1,010	$(452)	$39,334

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015
(in thousands)

	2017	2016	2015

Cash Flows from Operating Activities
Net income (loss)	$(3,096)	$13,513	$646
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	742	765	843
Deferred income taxes	385	813	277
Valuation allowance (recovery) on net deferred tax asset	-	(11,997)	(277)
Write-off of deferred tax assets	4,181
Provision for (recovery of) loan losses	-	-	(2,000)
Write-down of other real estate owned	20	624	690
Valuation allowance other real estate owned	162	(393)	(35)
Write-down of assets held for sale	20	220	2,649
(Gain) loss on securities sold	81	(162)	(6)
Gain on loans sold	(5,415)	(6,430)	(6,076)
Gain on sale of assets held for sale	-	(504)	-
Loss on sale and disposal of premises and equipment	-	2	12
Gain on sale of other real estate owned	(380)	(15)	(862)
Stock compensation expense	140	213	262
Proceeds from sale of mortgage loans	170,539	218,627	208,479
Origination of mortgage loans for sale	(158,387)	(212,608)	(206,862)
Amortization of premiums and accretion of discounts on securities, net	95	142	287
Increase in interest receivable	(326)	(214)	(688)
Increase in bank owned life insurance	(175)	(185)	(183)
Income recognized from death benefit on bank owned life insurance	-	(226)	-
Decrease (increase) in other assets	(213)	2,660	(190)
Increase (decrease) in interest payable	23	(1,276)	179
(Decrease) increase in other liabilities	(562)	(2,257)	505
Net cash provided by (used in) operating activities	7,834	1,312	(2,350)

Cash Flows from Investing Activities
Purchases of available for sale securities	(18,366)	(27,822)	(6,748)
Proceeds from the sale of available for sale securities	9,949	21,041	7,566
Proceeds from maturities, calls and paydowns of available for sale securities	2,204	1,216	836
Proceeds from the sale of assets held for sale	-	7,338	-
Net increase in loans	(32,067)	(26,169)	(21,181)
Proceeds from bank owned life insurance death benefit	-	448	-
Proceeds from sale of other real estate owned	1,621	3,680	7,037
Purchases of premises and equipment	(966)	(912)	(1,080)
Net cash used in investing activities	(37,625)	(21,180)	(13,570)

Cash Flows from Financing Activities
Issuance of common stock	-	-	(79)
Net proceeds from sale of common stock	-	-	8,965
Redeemption of preferred stock	(688)	-	-
Payment of preferred dividends	(3,257)	-	-
Net increase (decrease) in deposits	28,347	18,429	(14,012)
Net increase (decrease) in Federal Home Loan Bank advances	9,900	(3,600)	(8,000)
Net increase (decrease) in other borrowings	1,503	(427)	(2,794)
Net cash provided by (used in) financing activities	35,805	14,402	(15,920)

Net increase (decrease) in cash and cash equivalents	6,014	(5,466)	(31,840)
Cash and cash equivalents, beginning of period	11,796	17,262	49,103

Cash and cash equivalents, end of period	$17,810	$11,796	$17,263

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$2,698	$3,233	$2,688
Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$285	$268	$461
Assets moved to held for sale	$-	$-	$831
Accrual of additions on held for sale	$-	$-	$547
Bank financed sale of asset held for sale	$-	$4,912	$-
Dividends on preferred stock accrued	$57	$737	$674
Non-Cash conversion of preferred shares	$-	$-	$4,619
Forgiveness of principal and accrued dividends	$-	$-	$6,619

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

Note 1.	Summary of Significant Accounting Policies

The accounting and reporting policies of Village Bank and Trust Financial Corp. and subsidiary (the “Company”) conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practice within the banking industry. The following is a description of the more significant of those policies:

Business

The Company is the holding company of Village Bank (the “Bank”). The Bank opened to the public on December 13, 1999 as a traditional community bank offering deposit and loan services to individuals and businesses in the Richmond, Virginia metropolitan area. In 2017, the Bank entered a new market by opening a branch in Williamsburg, Virginia. Village Bank Mortgage Corporation (“Village Mortgage”) is a full service mortgage banking company wholly-owned by the Bank.

The Bank is subject to regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Bank’s business is susceptible to being affected by state and federal legislation and regulations.

The majority of the Company’s real estate loans are collateralized by properties in the Richmond, Virginia metropolitan area. Accordingly, the ultimate collectability of those loans collateralized by real estate is particularly susceptible to changes in market conditions in the Richmond area.

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

Loans held for sale

The Company, through the Bank’s mortgage banking subsidiary, Village Mortgage, originates residential mortgage loans for sale in the secondary market. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on an aggregate basis as determined by outstanding commitments from investors. Upon entering into a commitment to originate a loan, the Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist that the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. Gains on the sale of loans totaling approximately $5,415,000, $6,430,000 and $6,076,000 were realized during the years ended December 31, 2017, 2016 and 2015, respectively.

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

At December 31, 2017, Village Mortgage had rate lock commitments to originate mortgage loans aggregating approximately $13,888,000 and loans held for sale of approximately $8,047,000. Village Mortgage has entered into corresponding commitments with third party investors to sell loans of approximately $21,935,000. Under the best efforts contractual relationship with these investors, Village Mortgage is obligated to sell the loans, and the investor is obligated to purchase the loans, only if the loans close. No other obligation exists. As a result of these best efforts contractual relationships with these investors Village Mortgage is not exposed to losses, nor will it realize gains, related to its rate lock commitments due to changes in interest rates.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. Our transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2017, 2016 and 2015, and the sale of residential mortgage loans in the secondary market; the extent of which are disclosed in the Consolidated Statements of Cash Flows.

Loans

Loans are stated at the principal amount outstanding, net of unearned income. Loan origination fees and certain direct loan origination costs are deferred and amortized to interest income over the life of the loan as an adjustment to the loan’s yield over the term of the loan.

Interest is accrued on outstanding principal balances, unless the Company considers collection to be doubtful. Commercial and unsecured consumer loans are designated as nonaccrual when payment is delinquent 90 days or at the point which the Company considers collection doubtful, if earlier. Mortgage loans and most other types of consumer loans past due 90 days or more may remain on accrual status if management determines that such amounts are collectible. When loans are placed in nonaccrual status, previously accrued and unpaid interest is reversed against interest income in the current period and interest is subsequently recognized only to the extent cash is received as long as the remaining recorded investment in the loan is deemed fully collectible. Loans may be placed back on accrual status when, in the opinion of management, the circumstances warrant such action such as a history of timely payments subsequent to being placed on nonaccrual status, additional collateral is obtained or the borrowers cash flows improve.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contractual amount of standby letters of credit, whose contract amounts represent credit risk was approximately $4,615,000 at December 31, 2017 and approximately $4,397,000 at December 31, 2016.

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

The allowance consists of general and specific components. The general component covers non-classified loans and is based on historical loss experience and risk characteristics (i.e. trends in delinquencies and other nonperforming loans, changes in economic conditions on both a local and national level, and changes in the categories of loans comprising the loan portfolio) adjusted for qualitative factors. The specific component relates to loans that we have concluded, based on the value of collateral, guarantees and any other pertinent factors, have known losses. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Troubled debt restructurings

A loan or lease is accounted for as a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to the borrower’s financial condition, grant a significant concession to the borrower that we would not otherwise consider. A TDR may involve the receipt of assets from the debtor in partial or full satisfaction of the loan or lease, or a modification of terms such as a reduction of the stated interest rate or balance of the loan or lease, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions. TDRs generally remain categorized as nonperforming loans and leases until a six-month payment history has been maintained.

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

Real estate acquired in settlement of loans

Real estate acquired through or in lieu of foreclosure is initially recorded at estimated fair value less estimated selling costs. Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. If fair value declines subsequent to foreclosure a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance was $281,000 and $612,000 at December 31, 2017 and 2016, respectively. Costs relating to the development and improvement of such property are capitalized when appropriate, whereas those costs relating to holding the property are expensed.

Assets held for sale

Assets held for sale at December 31, 2017 and December 31, 2016 included a branch building we previously closed. The Company periodically evaluates the value of assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.

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

Consolidated statements of cash flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks (including cash items in process of collection), interest-bearing deposits with banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash flows from loans originated by the Bank for investment and deposits are reported net. The Company did not pay income taxes in 2017, 2016 and 2015.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income consists of net income (loss) and other comprehensive income. The Company’s other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on investment securities available for sale and amortization of the unfunded pension liability. At December 31, 2017 and 2016 the accumulated other comprehensive income was comprised of unrealized losses on securities available for sale of $391,000 and $181,000 and unfunded pension liability of $61,000 and $60,000 net of tax, respectively.

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

Stock incentive plan

On May 26, 2015, the Company’s shareholders approved the adoption of the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (the “2015 Plan”) authorizing the issuance of up to 60,000 shares of common stock. The 2015 Plan was adopted to replace the Company’s 2006 stock incentive plan (the “2006 Plan”) and any new awards will be made pursuant to the 2015 Plan. The prior awards made under the 2006 Plan were unchanged by the adoption of the 2015 Plan and continue to be governed by the terms of the 2006 Plan. See Note 14 for more information on the stock incentive plans.

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

Insurance of accounts, assessments and regulation by the FDIC

Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the limits set forth under applicable law, currently $250,000. We are subject to the deposit insurance assessments of the Deposit Insurance Fund (“DIF”). The amount of the assessment is a function of the institution’s risk category, of which there are four, and its assessment base. An institution’s risk category is determined according to its supervisory ratings and capital levels and is used to determine the institution’s assessment rate. The assessment base is an institution’s average consolidated total assets less its average tangible equity.

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

New accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The original guidance has been amended through subsequent accounting standard updates that resulted in technical corrections, improvements, and a one-year deferral of the effective date to January 1, 2018. The guidance, as amended, is applicable to all entities and will replace significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest income, loan origination fees, and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments are similarly excluded from the scope. Entities can elect to adopt the guidance either on a full or modified retrospective basis. Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented. Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. The Company has adopted this guidance as of the effective date, January 1, 2018, via the modified retrospective approach. The Company has completed its assessment of the adoption of this ASU, noting the standard will result in expanded disclosures related to non-interest income and enhance the qualitative disclosures on the revenues within the scope of the new guidance. The Company has concluded the adoption of this accounting guidance will not have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities by eliminating the probable initial recognition threshold (incurred loss methodology) and requiring entities to reflect its current estimate of all expected credit losses. The amendments in the ASU are effective beginning after December 15, 2019 and for interim periods within that year. Early adoption is permitted beginning after December 15, 2018. Entities will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings in the first period effective. While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems. This guidance may result in material changes in the Company's accounting for credit losses on financial instruments

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments (a consensus of Merging Issues Task Force).” This ASU attempts to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The purpose of this update is to reduce existing diversity in practice in eight areas addressed by the update. The amendment will be effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has concluded the adoption of ASU No. 2016-15 will not have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Cost (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does have exposure and is assessing the impact of ASU 2017-08, and may choose early adoption. Overall, the Company does not expect it to have a material impact on its accounting.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. On December 22, 2017 the U.S. federal government enacted the Tax Cuts and Jobs Act of 2017 (“Tax Act”). ASU No. 2018-02 permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the new federal corporate income tax rate under the Tax Act. The amount of the reclassification would be the difference   between the historical corporate income tax rate of 35% and the newly enacted 21% corporate income tax rate.  This ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for (i) public business entities for reporting periods for which financial statements have not yet been issued and (ii) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The changes are required to be applied retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Corporation's early adoption of ASU No. 2018-02 resulted in the reclassification from accumulated other comprehensive income (loss) to retained earnings of $73,000, reflected in the Consolidated Statements of Changes in Shareholders' Equity.

Note 2.	Investment Securities Available for Sale

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2017 and 2016 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2017
U.S. Government agencies	$23,976	$-	$(293)	$23,683
Mortgage-backed securities	22,127	1	(188)	21,940
Corporate debt	4,103	11	(26)	4,088

	$50,206	$12	$(507)	$49,711

December 31, 2016
U.S. Government agencies	$32,475	$-	$(229)	$32,246
Mortgage-backed securities	11,694	1	(47)	11,648

	$44,169	$1	$(276)	$43,894

There were no investment securities pledged to secure deposit repurchase agreements at December 31, 2017 and approximately $1,050,000 at December 31, 2016.

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the years ending December 31, 2017, 2016 and 2015 (in thousands):

	December 31,
	2017	2016	2015
Gross realized gains	$-	$162	$13
Gross realized losses	(81)	-	(7)

	$(81)	$162	$6

The Company sold approximately $10 million, $22 million and $8 million of investment securities available for sale at a loss of $81,000 in 2017 and a gain of $162,000 and $6,000 in 2016 and 2015, respectively. The sale of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to the anticipated upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity.

Investment securities available for sale that have an unrealized loss position at December 31, 2017 and December 31, 2016 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2017
US Government Agencies	$6,153	$(76)	$17,530	$(217)	$23,683	$(293)
Mortgage-backed securities	20,227	(160)	1,651	(28)	21,878	(188)
Corporate debt	1,021	(26)	-	-	1,021	(26)

	$27,401	$(262)	$19,181	$(245)	$46,582	$(507)

December 31, 2016
US Government Agencies	$27,291	$(213)	$2,852	$(16)	$33,143	$(229)
Mortgage-backed securities	9,450	(47)	-	-	9,450	(47)

	$36,741	$(260)	$2,852	$(16)	$42,593	$(276)

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2017.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2017, by contractual maturity, are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value

One to five years	$21,561	$21,285
Five to ten years	7,575	7,517
More than ten years	21,070	20,909

Total	$50,206	$49,711

Note 3.	Loans

Loans classified by type as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Construction and land development
Residential	$5,361	$6,770
Commercial	25,456	27,092
	30,817	33,862
Commercial real estate
Owner occupied	85,004	66,021
Non-owner occupied	70,845	57,944
Multifamily	9,386	8,824
Farmland	270	310
	165,505	133,099
Consumer real estate
Home equity lines	22,849	20,691
Secured by 1-4 family residential,
First deed of trust	57,919	54,791
Second deed of trust	7,460	5,768
	88,228	81,250
Commercial and industrial loans (except those secured by real estate)	36,506	39,390
Guaranteed student loans	45,805	47,398
Consumer and other	1,848	2,101

Total loans	368,709	337,100
Deferred loan cost, net	699	660
Less: allowance for loan losses	(3,239)	(3,373)

	$366,169	$334,387

The Bank purchased portfolios of rehabilitated student loans guaranteed by the Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the Federal Home Loan Bank of Atlanta (“FHLB”) as part of their lending arrangements with the Company totaled $29,615,000 and $27,073,000 as of December 31, 2017 and 2016, respectively.

The following is a summary of loans directly or indirectly with executive officers or directors of the Company for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016

Beginning balance	$7,711	$8,073
Additions	5,793	2,703
Reductions	(4,547)	(3,065)

Ending balance	$8,957	$7,711

Executive officers and directors also had unused credit lines totaling $2,590,000 and $3,219,000 at December 31, 2017 and 2016, respectively. All loans and credit lines to executive officers and directors were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

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

Year-end nonaccrual loans segregated by type as of December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Construction and land development
Commercial	$43	$102
	43	102
Commercial real estate
Owner occupied	183	225
	183	225
Consumer real estate
Home equity lines	135	163
Secured by 1-4 family residential,
First deed of trust	1,000	1,404
Second deed of trust	67	72
	1,202	1,639
Commercial and industrial loans (except those secured by real estate)	870	430
Consumer and other	22	6

Total loans	$2,320	$2,402

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
December 31, 2017
Construction and land development
Residential	$5,361	$-	$-	$-	$5,361
Commercial	24,305	1,108	43	-	25,456
	29,666	1,108	43	-	30,817
Commercial real estate
Owner occupied	78,791	2,716	3,497	-	85,004
Non-owner occupied	70,845	-	-	-	70,845
Multifamily	9,210	176	-	-	9,386
Farmland	270	-	-	-	270
	159,116	2,892	3,497	-	165,505
Consumer real estate
Home equity lines	21,777	932	140	-	22,849
Secured by 1-4 family residential
First deed of trust	53,591	2,637	1,691	-	57,919
Second deed of trust	7,140	181	139	-	7,460
	82,508	3,750	1,970	-	88,228
Commercial and industrial loans (except those secured by real estate)	35,143	139	529	695	36,506
Guaranteed student loans	45,805	-	-	-	45,805
Consumer and other	1,826	4	18	-	1,848

Total loans	$354,064	$7,893	$6,057	$695	$368,709

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
December 31, 2016
Construction and land development
Residential	$6,770	$-	$-	$-	$6,770
Commercial	25,342	1,648	102	-	27,092
	32,112	1,648	102	-	33,862
Commercial real estate
Owner occupied	58,788	3,565	3,668	-	66,021
Non-owner occupied	57,944	-	-	-	57,944
Multifamily	8,634	190	-	-	8,824
Farmland	310	-	-	-	310
	125,676	3,755	3,668	-	133,099
Consumer real estate
Home equity lines	19,501	487	703	-	20,691
Secured by 1-4 family residential
First deed of trust	49,648	2,847	2,296	-	54,791
Second deed of trust	5,399	125	244	-	5,768
	74,548	3,459	3,243	-	81,250
Commercial and industrial loans (except those secured by real estate)	39,390			-	39,390
Guaranteed student loans	46,009	739	650	-	47,398
Consumer and other	2,043	52	6	-	2,101

Total loans	$319,778	$9,653	$7,669	$-	$337,100

The following tables present the aging of the recorded investment in past due loans as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2017
Construction and land development
Residential	$-	$-	$-	$-	$5,361	$5,361	$-
Commercial	-	-	-	-	25,456	25,456	-
	-	-	-	-	30,817	30,817	-
Commercial real estate
Owner occupied	-	-	-	-	85,004	85,004	-
Non-owner occupied	-	-	-	-	70,845	70,845	-
Multifamily	-	-	-	-	9,386	9,386	-
Farmland	-	-	-	-	270	270	-
	-	-	-	-	165,505	165,505	-
Consumer real estate
Home equity lines	18	-	-	18	22,831	22,849	-
Secured by 1-4 family residential
First deed of trust	457	-	-	457	57,462	57,919	-
Second deed of trust	91	-	-	91	7,369	7,460	-
	566	-	-	566	87,662	88,228	-
Commercial and industrial loans (except those secured by real estate)	-	3	-	3	36,503	36,506	-
Guaranteed student loans	2,891	1,300	7,229	11,420	34,385	45,805	7,229
Consumer and other	2	-	-	2	1,846	1,848	-

Total loans	$3,459	$1,303	$7,229	$11,991	$356,718	$368,709	$7,229

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2016
Construction and land development
Residential	$-	$-	$-	$-	$6,770	$6,770	$-
Commercial	-	-	-	-	27,092	27,092	-
	-	-	-	-	33,862	33,862	-
Commercial real estate
Owner occupied	-	-	-	-	66,021	66,021	-
Non-owner occupied	-	-	-	-	57,944	57,944	-
Multifamily	190	-	-	190	8,634	8,824	-
Farmland	-	-	-	-	310	310	-
	190	-	-	190	132,909	133,099	-
Consumer real estate
Home equity lines	-	-	-	-	20,691	20,691	-
Secured by 1-4 family residential
First deed of trust	414	63	-	477	54,314	54,791	-
Second deed of trust	128	-	-	128	5,640	5,768	-
	542	63	-	605	80,645	81,250	-
Commercial and industrial loans (except those secured by real estate)	15	62	-	77	39,313	39,390	-
Guaranteed student loans	2,743	1,923	8,174	12,840	34,558	47,398	8,174
Consumer and other	11	-	-	11	2,090	2,101	-

Total loans	$3,501	$2,048	$8,174	$13,723	$323,377	$337,100	$8,174

Loans greater than 90 days past due are student loans that are guaranteed by the DOE which covers approximately 98% of the principal and interest. Accordingly, these loans will not be placed on nonaccrual status.

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Loans evaluated individually for impairment include nonperforming loans, such as loans on nonaccrual, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Impaired loans are set forth in the following table as of the dates indicated (in thousands):

	December 31, 2017
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$502	$600	$-
	502	600	-
Commercial real estate
Owner occupied	3,879	3,879	-
Non-owner occupied	2,153	2,153	-
	6,032	6,032	-
Consumer real estate
Home equity lines	577	577	-
Secured by 1-4 family residential
First deed of trust	3,931	3,931	-
Second deed of trust	505	713	-
	5,013	5,221	-
Commercial and industrial loans (except those secured by real estate)	480	827	-
Consumer and other	3	3	-
	12,030	12,683	-

With an allowance recorded
Commercial real estate
Owner occupied	1,491	1,506	18
	1,491	1,506	18
Consumer real estate
Home equity lines	135	135	2
Secured by 1-4 family residential
First deed of trust	814	814	98
Second deed of trust	85	85	4
	1,034	1,034	104
Commercial and industrial loans (except those secured by real estate)	740	740	375
Consumer and other	19	19	18
	3,284	3,299	515

Total
Construction and land development
Commercial	502	600	-
	502	600	-
Commercial real estate
Owner occupied	5,370	5,385	18
Non-owner occupied	2,153	2,153	-
	7,523	7,538	18
Consumer real estate
Home equity lines	712	712	2
Secured by 1-4 family residential,
First deed of trust	4,745	4,745	98
Second deed of trust	590	798	4
	6,047	6,255	104
Commercial and industrial loans (except those secured by real estate)	1,220	1,567	375
Consumer and other	22	22	18
	$15,314	$15,982	$515

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$102	$169	$-
Commercial real estate
Owner occupied	1,487	1,487
Non-owner occupied	2,236	2,236	-
	3,723	3,723	-
Consumer real estate
Home equity lines	703	703	-
Secured by 1-4 family residential
First deed of trust	3,514	3,518	-
Second deed of trust	619	865	-
	4,836	5,086	-
Commercial and industrial loans (except those secured by real estate)	538	768	-
	9,199	9,746	-

With an allowance recorded
Construction and land development
Commercial	479	479	9
Commercial real estate
Owner occupied	4,117	4,132	86
Non-Owner occupied	-	-	-
	4,117	4,132	86
Consumer real estate
Secured by 1-4 family residential
First deed of trust	1,550	1,550	144
Second deed of trust	90	90	90
	1,640	1,640	234
Commercial and industrial loans (except those secured by real estate)	6	122	6
	6,242	6,373	335

Total
Construction and land development
Commercial	581	648	9
	581	648	9
Commercial real estate
Owner occupied	5,604	5,619	86
Non-owner occupied	2,236	2,236	-
	7,840	7,855	86
Consumer real estate
Home equity lines	703	703	-
Secured by 1-4 family residential,
First deed of trust	5,064	5,068	144
Second deed of trust	709	955	90
	6,476	6,726	234
Commercial and industrial loans (except those secured by real estate)	544	890	6
	$15,441	$16,119	$335

The following is a summary of average recorded investment in impaired loans with and without valuation allowance and interest income recognized on those loans for periods indicated (in thousands):

	December 31,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Commercial	$200	$4	$87	$40
	200	4	87	40
Commercial real estate
Owner occupied	3,137	90	1,040	69
Non-owner occupied	2,186	116	2,501	121
	5,323	206	3,541	190
Consumer real estate
Home equity lines	730	17	1,030	51
Secured by 1-4 family residential
First deed of trust	3,719	126	4,019	233
Second deed of trust	535	36	753	47
	4,984	179	5,802	331
Commercial and industrial loans (except those secured by real estate)	478	65	421	44
Consumer and other	3	2	-	1
	10,988	456	9,851	606

With an allowance recorded
Construction and land development
Commercial	352	24	1,118	23
	352	24	1,118	23
Commercial real estate
Owner occupied	2,322	173	4,511	226
Non-Owner occupied	-	-	46	24
	2,322	173	4,557	250
Consumer real estate
Home equity lines	103	6	-	-
Secured by 1-4 family residential
First deed of trust	936	33	1,624	26
Second deed of trust	130	4	131	15
	1,169	43	1,755	41
Commercial and industrial loans (except those secured by real estate)	429	5	66	5
Consumer and other	7	-	-	-
	4,279	245	7,496	319

Total
Construction and land development
Commercial	552	28	1,206	63
	552	28	1,206	63
Commercial real estate
Owner occupied	5,459	263	5,551	295
Non-owner occupied	2,186	116	2,547	145
	7,645	379	8,098	440
Consumer real estate
Home equity lines	833	23	1,030	51
Secured by 1-4 family residential,
First deed of trust	4,655	159	5,643	259
Second deed of trust	665	40	884	62
	6,153	222	7,557	372
Commercial and industrial loans (except those secured by real estate)	907	70	487	49
Consumer and other	10	2	-	1
	$15,267	$701	$17,348	$925

As of December 31, 2017, 2016 and 2015, the Company had impaired loans of $2,320,000, $2,402,000 and $3,718,000, respectively, which were on nonaccrual status. These loans had valuation allowances of $454,000, $97,000 and $370,000 as of December 31, 2017, 2016 and 2015, respectively. Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $159,000, $119,000 and $146,000 for 2017, 2016 and 2015, respectively.

Included in impaired loans are loans classified as TDRs. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrowers financial difficulties that it would not otherwise consider. For loans classified as impaired TDRs, the Company further evaluates the loans as performing or nonaccrual. To restore a nonaccrual loan that has been formally restructured in a TDR to accrual status, we perform a current, well documented credit analysis supporting a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms. Otherwise, the TDR must remain in nonaccrual status. The analysis considers the borrower’s sustained historical repayment performance for a reasonable period to the return-to-accrual date, but may take into account payments made for a reasonable period prior to the restructuring if the payments are consistent with the modified terms. A sustained period of repayment performance generally would be a minimum of six months and would involve payments in the form of cash or cash equivalents.

An accruing loan that is modified in a TDR can remain in accrual status if, based on a current well-documented credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical repayment performance for a reasonable period before modification. The following is a summary of performing and nonaccrual TDRs and the related specific valuation allowance by portfolio segment as of December 31, 2017 and 2016 (dollars in thousands).

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2017
Construction and land development
Commercial	$459	$459	$-	$-
	459	459	-	-
Commercial real estate
Owner occupied	4,188	4,005	183	18
Non-owner occupied	2,153	2,153	-	-
	6,341	6,158	183	18
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	3,398	2,709	689	57
Second deeds of trust	590	523	67	4
	3,988	3,232	756	61
Commercial and industrial loans (except those secured by real estate)	385	344	41	-
	$11,173	$10,193	$980	$79

Number of loans	50	43	7	10

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2016
Construction and land development
Commercial	$479	$479	$-	$9
	479	479	-	9
Commercial real estate
Owner occupied	4,342	4,117	225	86
Non-owner occupied	2,236	2,236	-	-
Multifamily	-	-	-	-
	6,578	6,353	225	86
Consumer real estate
Home equity lines	-	-	-	-
Secured by 1-4 family residential
First deeds of trust	3,853	3,012	841	139
Second deeds of trust	547	547	-	-
	4,400	3,559	841	139
Commercial and industrial loans (except those secured by real estate)	397	-	397	-
Consumer and other	-	-	-	-
	$11,854	$10,391	$1,463	$234

Number of loans	55	36	16	3

The following table provides information about TDRs identified during the indicated periods (dollars in thousands).

	December 31, 2017			December 31, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Secured by 1-4 family residential
First deed of trust	1	$190	$190	1	234	234
Second deed of trust	1	68	68	-	-	-
	2	258	258	1	234	234
Commercial and industrial loans (except those secured by real estate)	-	-	-	3	352	352

	2	$258	$258	4	$586	$586

The following table provides information about defaults on TDRs for the indicated periods (dollars in thousands).

	December 31, 2017		December 31, 2016
	Number of	Recorded	Number of	Recorded
	Loans	Balance	Loans	Balance

Commercial real estate
Owner occupied	2	$330	1	$225
	2	330	1	225
Consumer real estate
Secured by 1-4 family residential
First deed of trust	7	689	13	1,134
Second deed of trust	2	73	2	83
	9	762	15	1,217

Commercial and industrial (except those secured by real estate)	3	271	-	-
	14	$1,363	16	$1,442

Note 4.	Allowance for Loan Losses

Activity in the allowance for loan losses was as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2017
Construction and land development
Residential	$41	$(10)	$-	$1	$32
Commercial	300	(108)	(31)	4	165
	341	(118)	(31)	5	197
Commercial real estate
Owner occupied	611	-	-	13	624
Non-owner occupied	406	94	-	-	500
Multifamily	56	4	-	-	60
Farmland	3	-	-	-	3
	1,076	98	-	13	1,187
Consumer real estate
Home equity lines	271	(5)	-	2	268
Secured by 1-4 family residential
First deed of trust	447	98	(107)	64	502
Second deed of trust	136	(123)	-	34	47
	854	(30)	(107)	100	817
Commercial and industrial loans (except those secured by real estate)	223	316	-	17	556
Student loans	158	96	(146)	-	108
Consumer and other	8	4	(2)	17	27
Unallocated	713	(366)	-	-	347

	$3,373	$-	$(286)	$152	$3,239

Year Ended December 31, 2016
Construction and land development
Residential	$30	$10	$-	$1	$41
Commercial	291	9	(10)	10	300
	321	19	(10)	11	341
Commercial real estate
Owner occupied	1,167	(490)	(66)	-	611
Non-owner occupied	460	(106)	(1)	53	406
Multifamily	51	5	-	-	56
Farmland	17	(139)	-	125	3
	1,695	(730)	(67)	178	1,076
Consumer real estate
Home equity lines	448	(127)	(53)	3	271
Secured by 1-4 family residential
First deed of trust	602	(40)	(140)	25	447
Second deed of trust	111	21	(25)	29	136
	1,161	(146)	(218)	57	854
Commercial and industrial loans (except those secured by real estate)	94	44	(15)	100	223
Student loans	230	149	(221)	-	158
Consumer and other	2	10	(13)	9	8
Unallocated	59	654	-	-	713

	$3,562	$-	$(544)	$355	$3,373

Year Ended December 31, 2015
Construction and land development
Residential	$34	$(6)	$-	$2	$30
Commercial	202	292	(252)	49	291
	236	286	(252)	51	321
Commercial real estate
Owner occupied	1,837	(576)	(127)	33	1,167
Non-owner occupied	607	(151)	-	4	460
Multifamily	77	(26)	-	-	51
Farmland	130	(113)	-	-	17
	2,651	(866)	(127)	37	1,695
Consumer real estate
Home equity lines	469	36	(62)	5	448
Secured by 1-4 family residential
First deed of trust	1,345	(1,020)	(103)	380	602
Second deed of trust	275	(159)	(55)	50	111
	2,089	(1,143)	(220)	435	1,161
Commercial and industrial loans (except those secured by real estate)	506	(350)	(162)	100	94
Student loans	217	13	-	-	230
Consumer and other	30	1	(55)	26	2
Unallocated	-	59	-	-	59

	$5,729	$(2,000)	$(816)	$649	$3,562

Overall the recovery of loan losses recorded for the year ended December 31, 2015 was due primarily to credit quality improvements and an enhanced model for evaluating inherent losses in the Bank’s loan portfolio. Improvements in credit quality are provided in the following schedule:

	December 31,
	2017	2016	2015

Classified assets	$8,313	$10,454	$15,375
Nonaccrual loans	2,320	2,402	3,718
Foreclosed real estate	1,788	2,926	6,249

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

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. We concluded that the unallocated portion of the allowance was acceptable given the level of classified assets and was within a reasonable range around the estimate of losses. The allowance for loan losses included an unallocated portion of approximately $347,000, $713,000 and $59,000 at December 31, 2017, 2016 and 2015, respectively.

Discussion of the recovery of loan losses related to specific loan types are provided following:

•	The recovery of loan losses totaling $118,000 for the construction and land development portfolio at December 31, 2017 was attributed to a decline in the general component of the allowance for loan losses as a result of a decrease in the historical loss experience from 0.38% as of December 31, 2016 to 0.04% as of December 31, 2017.

•	The provision for loan losses totaling $286,000 for the construction and land development portfolio at December 31, 2015 was attributed to a an increase in the historical loss experience from a net recovery of 0.27% at December 31, 2014 to a net charge-off of 0.48% at December 31, 2015.

•	The provision for loan losses totaling $316,000 for the commercial and industrial loans (except those secured by real estate) at December 31, 2017 was attributed to an increase of $369,000 in the specific reserve associated with loans evaluated individually for impairment.

•	The recovery of loan losses totaling $730,000 and $866,000 for the commercial real estate portfolio at December 31, 2016 and 2015, respectively, was attributed to a decline in the general component of the allowance for loan losses as a result of a decrease in the historical loss experience from 0.96% in 2014 to 0.57% in 2015 and to 0.20% in 2016. In addition, net charge-offs on this portfolio decreased from $1,220,000 in 2014 to $90,000 in 2015 and to a net recovery of $111,000 in 2016.

•	The recovery of loan losses totaling $146,000 and $1,143,000 for the consumer real estate portfolio at December 31, 2016 and 2015, respectively, was attributed to a decline in the general component of the allowance for loan losses as a result of a decrease in the historical loss experience from 1.36% in 2014 to 0.24% in 2015 and to .0022% in 2016. In addition, net charge-offs on this portfolio decreased from $562,000 in 2014 to a recovery of $215,000 in 2015.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance				Loans

	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Year Ended December 31, 2017
Construction and land development
Residential	$32	$-	$32	$5,361	$-	$5,361
Commercial	165	-	165	25,456	502	24,954
	197	-	197	30,817	502	30,315
Commercial real estate
Owner occupied	624	18	606	85,004	5,370	79,634
Non-owner occupied	500	-	500	70,845	2,153	68,692
Multifamily	60	-	60	9,386	-	9,386
Farmland	3	-	3	270	-	270
	1,187	18	1,169	165,505	7,523	157,982
Consumer real estate
Home equity lines	268	2	266	22,849	712	22,137
Secured by 1-4 family residential
First deed of trust	502	98	404	57,919	4,745	53,174
Second deed of trust	47	4	43	7,460	590	6,870
	817	104	713	88,228	6,047	82,181
Commercial and industrial loans (except those secured by real estate)	556	375	181	36,506	1,220	35,286
Student loans	108	-	108	45,805	-	45,805
Consumer and other	374	18	356	1,848	22	1,826

	$3,239	$515	$2,724	$368,709	$15,314	$353,395

Year Ended December 31, 2016
Construction and land development
Residential	$41	$-	$41	$6,770	$-	$6,770
Commercial	300	9	291	27,092	581	26,511
	341	9	332	33,862	581	33,281
Commercial real estate
Owner occupied	611	86	525	66,021	5,604	60,417
Non-owner occupied	406	-	406	57,944	2,236	55,708
Multifamily	56	-	56	8,824	-	8,824
Farmland	3	-	3	310	-	310
	1,076	86	990	133,099	7,840	125,259
Consumer real estate
Home equity lines	271	-	271	20,691	703	19,988
Secured by 1-4 family residential
First deed of trust	447	144	303	54,791	5,064	49,727
Second deed of trust	136	90	46	5,768	709	5,059
	854	234	620	81,250	6,476	74,774
Commercial and industrial loans (except those secured by real estate)	223	6	217	39,390	544	38,846
Student loans	158	-	158	47,398	-	47,398
Consumer and other	721	-	721	2,101	-	2,101

	$3,373	$335	$3,038	$337,100	$15,441	$321,659

Year Ended December 31, 2015
Construction and land development
Residential	$30	$-	$30	$5,202	$-	$5,202
Commercial	291	2	289	25,948	1,822	24,126
	321	2	319	31,150	1,822	29,328
Commercial real estate
Owner occupied	1,167	383	784	69,256	6,785	62,471
Non-owner occupied	460	26	434	38,037	2,867	35,170
Multifamily	51	-	51	8,537	-	8,537
Farmland	17	-	17	388	-	388
	1,695	409	1,286	116,218	9,652	106,566
Consumer real estate
Home equity lines	448	-	448	20,333	1,238	19,095
Secured by 1-4 family residential
First deed of trust	602	324	278	56,776	5,759	51,017
Second deed of trust	111	98	13	6,485	1,212	5,273
	1,161	422	739	83,594	8,209	75,385
Commercial and industrial loans (except those secured by real estate)	94	18	76	20,086	826	19,260

Student loans	230	-	230	53,989	-	53,989
Consumer and other	61	-	61	1,734	-	1,734

	$3,562	$851	$2,711	$306,771	$20,509	$286,262

Note 5.	Premises and Equipment

The following is a summary of premises and equipment as of December 31, 2017 and 2016 (in thousands):

	2017	2016

Land	$4,352	$4,352
Buildings and improvements	9,651	9,087
Furniture, fixtures and equipment	8,008	7,613
Total premises and equipment	22,011	21,052
Less: Accumulated depreciation and amortization	(9,029)	(8,294)

Premises and equipment, net	$12,982	$12,758

Depreciation and amortization of premises and equipment for 2017, 2016 and 2015 amounted to $742,000, $765,000 and $843,000, respectively.

Note 6.	Investment in Bank Owned Life Insurance

The Bank is owner and designated beneficiary on life insurance policies in the aggregate face amount of $13,723,000 covering certain of its directors and executive officers. The earnings from these policies are used to offset expenses related to retirement plans. The cash surrender value of these policies at December 31, 2017 and 2016 was approximately $7,268,000 and $7,093,000, respectively.

Note 7.	Deposits

Deposits as of December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016

Checking accounts
Noninterest bearing demand	$104,138	$92,574
Interest bearing	48,042	44,390
Money market accounts	82,523	71,290
Savings accounts	27,596	26,598
Time deposits of $250,000 and over	21,592	13,372
Other time deposits	127,733	135,053

Total	$411,624	$383,277

The following are the scheduled maturities of time deposits as of December 31, 2017 (in thousands):

		Greater than
	Less Than	or Equal to
Year Ending December 31,	$250,000	$250,000	Total

2018	$62,312	$11,913	$74,225
2019	21,435	2,836	24,271
2020	13,958	1,091	15,049
2021	21,080	3,159	24,239
2022	8,948	2,593	11,541

	$127,733	$21,592	$149,325

Deposits held at the Company by related parties, which include officers, directors, greater than 5% shareholders and companies in which directors of the board have a significant ownership interest, approximated $9,916,000 and $5,709,000 at December 31, 2017 and 2016, respectively.

Note 8.	Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $920,000 in FHLB stock at December 31, 2017 and $512,000 at December 31, 2016 which is held at cost and included in other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of commercial and 1-4 family residential loans. The Company had FHLB advances of approximately $12,300,000 at December 31, 2017 maturing through 2018. At December 31, 2016, approximately $2,400,000 of advances was outstanding.

The Company had advances from the FHLB for the periods indicated that consisted of the following (in thousands):

Year Ended December 31, 2017

	Maturity	Interest	Advance
Type	Date	Rate	Amount

Fixed Rate	06/01/2018	1.48%	$800
Fixed Rate	06/08/2018	1.63%	5,000
Fixed Rate	11/15/2018	1.71%	6,500

			$12,300

Year Ended December 31, 2016

	Maturity	Interest	Advance
Type	Date	Rate	Amount

Fixed Rate	06/01/2017	1.06%	$800
Fixed Rate	12/01/2017	1.27%	800
Fixed Rate	06/01/2018	1.48%	800

			$2,400

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The carrying value of these short-term borrowing agreements was $1,584,000 and $81,000 at December 31, 2017 and 2016, respectively.

Information related to borrowings as of December 31, 2017, 2016 and 2015 is as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015

Maximum outstanding during the year
FHLB advances	$12,300	$12,200	$14,000
Balance outstanding at end of year
FHLB advances	12,300	2,400	6,000
Average amount outstanding during the year
FHLB advances	4,223	5,161	9,027
Average interest rate during the year
FHLB advances	1.33%	1.09%	1.88%
Average interest rate at end of year
FHLB advances	1.66%	1.46%	1.58%

Note 9.	Income Taxes

The following summarizes the tax effects of temporary differences which comprise net deferred tax assets and liabilities at December 31, 2017 and 2016 (in thousands):

	2017	2016
Deferred tax assets
Net operating loss carryforward	$4,818	$7,471
Capital loss carryforward	26	14
State net operating loss carryfoward	80	50
AMT credit	22	-
Allowance for loan losses	680	1,147
Unrealized loss on available-for-sale securities	104	93
Interest on nonaccrual loans	33	41
Expenses and writedowns related to foreclosed property	225	883
Stock compensation	53	253
Employee benefits	689	1,079
Pension expense	16	31
Depreciation	125	144
Lease Obligation	-	74
Other, net	2	71
Goodwill	5	23

Total deferred tax assets	6,878	11,374

Deferred tax liabilities
Amortization of intangibles	-	1
Total deferred tax liabilities	-	1

Net deferred tax asset	$6,878	$11,373

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

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). The Tax Reform Act includes a number of changes in existing tax law impacting businesses. One of the most significant changes is a permanent reduction in the corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. GAAP requires companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment.

As of December 31, 2017, the Company had net deferred tax assets of $11 million. The Company recorded a re-valuation of its deferred tax assets and liabilities as of December 31, 2017, at the new rate of 21%, based upon balances in existence at date of enactment. As a result, the Company's net deferred tax assets were written down by approximately $4,181,000 in the fourth quarter of 2017 with a corresponding increase in tax expense. Although the Tax Reform Act had a significant negative impact on the Company’s earnings for 2017 as a result of the re-valuation of its deferred tax assets and liabilities, the reduction in the corporate tax rate to 21% is expected to have a significant positive benefit to the Company in 2018 and beyond.

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

Each quarter, the Company weighs both the positive and negative information with respect to realization of the net deferred tax asset and analyzes its position as to whether or not a valuation allowance is required. Over the past several quarters, the positive information has been increasing while the negative information has been decreasing. The Company has demonstrated consistent earnings while its level of nonperforming assets, which was the primary cause of the Company’s losses, has steadily decreased. Additionally, the Reserve Bank, the FDIC and the Virginia Bureau of Financial Institutions have terminated their formal agreements with the Company and the Bank, reducing regulatory risk.

Given the consistent earnings and improving asset quality, the Company’s analysis concluded that, it is more likely than not that the Company will generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax asset. As such, the full valuation allowance of $11,997,000 was released.

The net operating losses available to offset future taxable income amounted to $22,942,000 at December 31, 2017 and begin expiring in 2028.

The income tax expense (benefit) charged to operations for the years ended December 31, 2017, 2016 and 2015 consists of the following (in thousands):

77

	2017	2016	2015

Current tax expense (benefit)	$1	$12	$-
Deferred tax expense (benefit)	385	813	277
Write-down deferred tax assets	4,181	-	-
Valuation allowance	-	(11,997)	(277)

Income tax expense (benefit)	$4,567	$(11,172)	$-

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015

Income before income tax expense (benefit)	$1,471	$2,341	$646

Computed "expected" tax expense (benefit)	$500	$796	$220
Write-down of deferred tax assets	4,181	-	-
Valuation allowance change	-	(11,997)	(277)
State taxes, net of fed	(17)	(39)	-
Cash surrender value of life insurance	(60)	(63)	(62)
Other	(37)	131	119

Income tax expense (benefit)	$4,567	$(11,172)	$-

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense of approximately $341,000 and $75,000 for the years ended December 31, 2017 and 2016, respectively. Due to the Company’s adjusted capital level we were not subject to franchise tax expense for the year ended December 31, 2015.

Note 10.	Earnings (Loss) per Share

The following table presents the basic and diluted earnings per share computations (in thousands except per share data):

	2017	2016	2015
Numerator
Net income (loss) - basic and diluted	$(3,096)	$13,513	$646
Preferred stock dividend and accretion	(498)	(737)	(674)
Preferred stock principal forgiveness	-	-	4,404
Preferred stock dividend forgiveness	-	-	2,215
Net income (loss) available to common shareholders	$(3,594)	$12,776	$6,591

Denominator
Weighted average shares outstanding - basic	1,412	1,421	1,166
Dilutive effect of common stock options and restricted stock awards	-	-	35

Weighted average shares outstanding - diluted	1,412	1,421	1,201

Earnings (loss) per share - basic	$(2.55)	$8.99	$5.65
Earnings (loss) per share - diluted	$(2.55)	$8.99	$5.49

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods ended December 31, 2016 and 2015. Stock options for 2,245 shares of common stock were not included in computing diluted earnings per share in 2017, because their effects were anti-dilutive.

Note 11.	Lease Commitments

Certain premises and equipment are leased under various operating leases. Total rent expense charged to operations was $243,000, $387,000 and $422,000 in 2017, 2016 and 2015, respectively. At December 31, 2017, the minimum total rental commitment under such non-cancelable operating leases was as follows (in thousands):

2018	437
2019	415
2020	416
2021	278
2022	113

$1,659

Note 12.	Commitments and Contingencies

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, and to potential credit loss associated with letters of credit issued, is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for loans and other such on-balance sheet instruments.

At December 31, 2017 and 2016, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	December 31,
	2017	2016

Undisbursed credit lines	$65,495	$55,315
Commitments to extend or originate credit	13,888	16,467
Standby letters of credit	4,615	4,397

Total commitments to extend credit	$83,998	$76,179

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

Note 13.	Shareholders’ Equity and Regulatory Matters

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

During the second quarter of 2017, the Company received approval from the state regulators allowing the Bank to pay a special dividend to the Company for the purpose of paying the preferred stock dividend due on May 15, 2017. No other dividends were paid by the Bank to the Company during 2017.

At December 31, 2017, the aggregate amount of the Company’s total accrued dividend payments on the preferred stock was $56,000 and reflected as a reduction of retained earnings.

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

Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 Capital to average assets (the Leverage ratio).

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

The capital amounts and ratios at December 31, 2017 and 2016 for the Bank are presented in the table below (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2017
Total capital (to risk-weighted assets)
Village Bank	$45,504	12.88%	$28,268	8.00%	$35,335	10.00%

Tier 1 capital (to risk-weighted assets)
Village Bank	42,265	11.96%	14,134	4.00%	21,201	6.00%

Leverage ratio (Tier 1 capital to average assets)
Village Bank	42,265	9.18%	18,422	4.00%	23,028	5.00%

Common equity tier 1 (to risk-weighted assets)
Village Bank	42,265	11.96%	15,901	4.50%	22,968	6.50%

December 31, 2016
Total capital (to risk-weighted assets)
Village Bank	$49,225	15.33%	$25,693	8.00%	$32,117	10.00%

Tier 1 capital (to risk-weighted assets)
Village Bank	45,852	14.28%	12,847	4.00%	19,270	6.00%

Leverage ratio (Tier 1 capital to average assets)
Village Bank	45,852	10.47%	17,523	4.00%	21,903	5.00%

Common equity tier 1 (to risk-weighted assets)
Village Bank	45,852	14.28%	14,452	4.50%	20,876	6.50%

Note 14.	Stock Incentive Plan

In accordance with accounting standards, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award rather than disclosed in the financial statements.

The following table summarizes options outstanding under the Company’s stock incentive plans at the indicated dates:

	Year Ended December 31,
	2017				2016
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	2,337	$24.21	$12.76		2,929	$24.47	$12.71
Granted	-	-	-		-	-	-
Forfeited	(92)	25.28	9.76		(592)	25.48	12.53
Exercised	-	-	-		-	-	-
Options outstanding, end of period	2,245	$24.17	$12.88	$-	2,337	$24.21	$12.76	$-
Options exercisable, end of period	2,245				2,337

	Year Ended December 31,
	2015
		Weighted
		Average
		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value

Options outstanding, beginning of period	6,830	$92.34	$57.97
Granted	-	-	-
Forfeited	(3,901)	168.79	95.85
Exercised	-	-	-
Options outstanding, end of period	2,929	$24.47	$12.71	$-
Options exercisable, end of period	1,730

The following table summarizes information about stock options outstanding at December 31, 2017:

	Outstanding			Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$16.00-$25.76	2,245	5.71	$24.17	2,245	$24.17

	2,245	5.71	24.17	2,245	24.17

During the second quarter of 2017, we granted certain officers 600 restricted shares of common stock with a weighted average fair market value of $28.83 at the date of grant. These restricted stock awards vest over two years. During the third quarter of 2017, we granted certain officers 5,450 restricted shares of common stock with a weighted average fair market value of $31.00 at the date of grant. These restricted stock awards vest over three years. During the fourth quarter of 2017, we granted certain officers 660 restricted shares of common stock with a weighted average fair market value of $30.65 at the date of grant. These restricted stock awards vest over one year. During the second quarter of 2016, we granted certain officers 4,000 performance based shares of common stock with a weighted average fair market value of $20.00 at the date of grant. These restricted stock awards vest over two years. During the third quarter of 2016, we granted certain officers 6,250 restricted shares of common stock with a weighted average fair market value of $22.50 at the date of grant. These restricted stock awards have a three-year graded vesting. During the third quarter of 2015, we granted certain officers 40,675 restricted shares of common stock with a weighted average fair market value of $19.72 at the date of grant. Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock was 23,920 and 39,080 at December 31, 2017 and 2016, respectively.

The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period. Unamortized stock-based compensation related to nonvested shares based compensation arrangements granted under the stock incentive plan as of December 31, 2017 and 2016 was $422,000 and $697,000, respectively. The time based unamortized compensation of $251,000 is expected to be recognized over a weighted average period of 1.79 years. During 2017 and 2016, there were forfeitures of 10,845 and 3,399 shares of restricted stock awards, respectively. There were no forfeitures of restricted stock awards in 2015.

A summary of changes in the Company’s nonvested restricted stock awards for the year follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair-Value	Value

December 31, 2016	39,080	$21.04	$1,197,791
Granted	6,710	30.64	205,662
Vested	(11,025)	22.79	(337,916)
Forfeited	(10,845)	20.34	(332,399)

December 31, 2017	23,920	$23.03	$733,137

Stock-based compensation expense was $140,000, $213,000, and $262,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

Note 15.	Trust Preferred Securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate was 3.74% and 3.13% at December 31, 2017 and 2016, respectively. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at December 31, 2017 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly–owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts and is also payable quarterly. The interest rate at December 31, 2017 was 2.99%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at December 31, 2017 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

401K Plan: The Bank provides a qualified 401K plan to all eligible employees which is administered through the Virginia Bankers Association Benefits Corporation. Employees are eligible to participate in the plan after three months of employment. Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction. Due to economic conditions at the time, the Bank ceased its matching program in 2009; however, beginning January 2013, the Bank reinstituted the 401K match. The Bank provided a matching contribution of 100% of the first 1% the participant contributes, and then 50% of the next 5% of their salary, totaling a maximum 3.5%. Participants are always fully vested in their own contributions, and the Bank’s matching contributions vest 100% after two years. Total contributions to the plan for the years ended December 31, 2017, 2016 and 2015 were $304,000, $164,000 and $159,000, respectively.

Supplemental Executive Retirement Plan: The Bank established the Village Bank Supplemental Executive Retirement Plan (the “SERP”) on January 1, 2005 to provide supplemental retirement income to certain executive officers as designated by the Personnel Committee, later replaced by the Compensation Committee, and approved by the board of directors. While we are subject to the regulatory agreements, the respective regulatory agencies also review and approve new participants or changes in benefits under the SERP. The SERP is an unfunded employee pension plan under the provisions of ERISA. An eligible employee, once designated by the Committee and approved by the board of directors in writing to participate in the SERP, becomes a participant in the SERP 60 days following such approval (unless an earlier participation date is approved). There are currently four executive officers who participate in the SERP. The retirement benefit to be received by a participant is determined by the Committee and approved by the board of directors and is payable in equal monthly installments over the period specified in the SERP for each respective participant, commencing on the first day of the month following a participant’s retirement or termination of employment, provided the participant has been employed by the Bank for a minimum of 10 years. The Compensation Committee, in its sole discretion, may choose to treat a participant who has experienced a termination of employment on or after attaining age 65 but prior to completing his service requirement as having completed his service requirement. At December 31, 2017 and 2016, the Bank’s liability under the SERP was $2,116,000 and $2,064,000, respectively, and expense for the years ended December 31, 2017, 2016 and 2015 was $190,000, $168,000 and $201,000, respectively. The increase in cash surrender value of the BOLI related to the participants was $175,000 and $183,000 for the years ended December 31, 2017 and 2015, respectively, while the cash surrender value decreased in 2016 by $37,000. The cash surrender value decreased in 2016 due to proceeds from bank owned life insurance claim of $266,000.

On July 9, 2016, the Bank amended the SERP to provide that the participants’ benefits will vest upon a change of control of the Bank. The SERP previously provided that a participant’s benefits would vest upon a change of control only if the participant experienced a qualifying termination of employment within 12 months after the change of control.

Directors’ Deferral Plan: The Bank established the Village Bank Outside Directors Deferral Plan (the “Directors Deferral Plan”) on January 1, 2005 under which non-employee directors of the Bank have the opportunity to defer receipt of all or a portion of certain compensation until retirement or departure from the board of directors. Deferral of compensation under the Directors Deferral Plan is voluntary by non-employee directors and to participate in the plan a director must file a deferral election as provided in the plan. A director shall become an active participant with respect to a plan year (as defined in the plan) only if he is expected to have compensation during the plan year and he timely files a deferral election. A separate account is established for each participant in the plan and each account shall, in addition to compensation deferred at the election of the participant, be credited with interest on the balance of the account, the rate of such interest to be established by the board of directors in its sole discretion at the beginning of each plan year. For those directors electing to purchase stock, the obligation will only be settled by delivery of the fixed number of shares they purchased. At December 31, 2017 and 2016, the Bank’s liability under the Directors Deferral Plan was $235,000 and $166,000, respectively, and expense for the years ended December 31, 2017, 2016 and 2015 was $74,000, $89,000 and $87,000, respectively. In the first quarter of 2015 and the fourth quarter of 2013, certain directors elected to purchase common stock with funds from their deferred compensation accounts causing the December 31, 2015 and December 31, 2013 liability to be lower than the December 31, 2014 liability. A rabbi trust was established to hold the shares. At December 31, 2017 and 2016, the trust held 46,555 and 47,560 shares, respectively of Company common stock totaling $1,010,000 and $1,034,382, respectively.

Note 17.	Fair Value

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

The Company used the following methods to determine the fair value of each type of financial instrument:

Securities:   Fair values for securities available-for-sale are obtained from an independent pricing service. The prices are not adjusted. The independent pricing service uses industry-standard models to price U.S. Government agency obligations and mortgage backed securities that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Securities of obligations of state and political subdivisions are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. Substantially all assumptions used by the independent pricing service are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace (Levels 1 and 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity, then the security would fall to the lowest level of the hierarchy (Level 3).

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

Assets measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below (in thousands):

	Fair Value Measurement
	at December 31, 2017 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$23,683	$-	$23,683	$-
Mortgage-backed securities	21,940	-	21,940	-
Subordinated debt	4,088	757	1,531	1,800

Financial Assets - Non-Recurring
Impaired loans	15,314	-	13,722	1,592
Assets held for sale	610	-	-	610
Real estate owned	1,788	-	1,788	-

	Fair Value Measurement
	at December 31, 2016 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$32,246	$2,103	$30,143	$-
Mortgage-backed securities	11,648	9,450	2,198	-

Financial Assets - Non-Recurring
Impaired loans	15,441	-	14,467	974
Assets held for sale	841	-	-	841
Real estate owned	2,926	-	2,926	-

The following table presents qualitative information about Level 3 fair value measurements for financial instruments for the years ended December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)

Impaired loans - real estate secured	$284	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of
			marketability and age
			of appraisal	6%-30% (10%)

Impaired loans - non-real estate secured	$1,308	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of
			marketability or practical life	0%-50% (20%)

Assets held for sale	$610	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of
			marketability and age
			of appraisal	6%-30% (15%)

Investment securities available for sale	$1,800	Valuation service	Discounted cash flows	3%-6% (5%)

	December 31, 2016
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
	(In thousands)

Impaired loans - real estate secured	$517	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of
			marketability and age
			of appraisal	6%-30% (10%)

Impaired loans - non-real estate secured	$457	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of
			marketability or practical life	0%-50% (20%)

Assets held for sale	$841	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of
			marketability and age
			of appraisal	6%-30% (15%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally included various level 3 inputs which are not identifiable.
(2)	Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances.

The following table presents the changes in the Level 3 fair value category for the years ended December 31, 2017 and 2016 (in thousands):

	Impaired	Subordinated	Real Estate	Assets Held
	Loans	Debt	Owned	for Sale	Total Assets

Balance at December 31, 2015	$1,647	$-	$59	$12,631	$14,337

Total realized and unrealized gains (losses)
Included in earnings	-	-	15	-	15
Included in other comprehensive income	-	-	-	-	-
Net transfers in and/or out of Level 3	(673)	-	(74)	(11,790)	(12,537)

Balance at December 31, 2016	$974	$-	$-	$841	$1,815

Total realized and unrealized gains (losses)
Included in earnings	-	-	-	-	-
Included in other comprehensive income	-	-	-	-	-
Net transfers in and/or out of Level 3	618	1,800	-	(231)	2,187

Balance at December 31, 2017	$1,592	$1,800	$-	$610	$4,002

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

Bank owned life insurance – The carrying value of BOLI approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.

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

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate fair value.

		December 31,		December 31,
		2017		2016
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$17,810	$17,810	$10,848	$10,848
Cash equivalents	Level 2	-	-	948	948
Investment securities available for sale	Level 1	757	757	11,553	11,553
Investment securities available for sale	Level 2	47,154	47,154	32,341	32,341
Investment securities available for sale	Level 3	1,800	1,800	-	-
Federal Home Loan Bank stock	Level 2	920	920	512	512
Loans held for sale	Level 2	8,047	8,047	14,784	14,784
Loans	Level 2	353,395	353,490	321,659	322,386
Impaired loans	Level 2	13,722	13,722	14,467	14,467
Impaired loans	Level 3	1,592	1,592	974	974
Assets held for sale	Level 3	610	610	841	841
Other real estate owned	Level 2	1,788	1,788	2,926	2,926
Bank owned life insurance	Level 3	7,268	7,268	7,093	7,093
Accrued interest receivable	Level 2	2,600	2,600	2,274	2,274

Financial liabilities
Deposits	Level 2	411,624	411,044	383,277	383,985
FHLB borrowings	Level 2	12,300	12,294	2,400	2,402
Trust preferred securities	Level 2	8,764	9,099	8,764	8,565
Other borrowings	Level 2	1,584	1,584	81	81
Accrued interest payable	Level 2	93	93	70	70

Note 18.	Segment Reporting

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

The following table presents segment information as of and for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2017

Revenues
Interest income	$17,036	$279	$(17)	$17,298
Gain on sale of loans	-	5,415	-	5,415
Other revenues	2,194	685	(188)	2,691
Total revenues	19,230	6,379	(205)	25,404

Expenses
Interest expense	2,721	17	(17)	2,721
Salaries and benefits	8,198	3,883	-	12,081
Commissions	-	1,526	-	1,526
Other expenses	6,883	910	(188)	7,605
Total operating expenses	17,802	6,336	(205)	23,933

Income before income taxes	$1,428	$43	$-	$1,471

Total assets	$480,069	$10,130	$(13,225)	$476,974

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2016

Revenues
Interest income	$15,636	$470	$(117)	$15,989
Gain on sale of loans	-	6,430	-	6,430
Other revenues	3,868	742	(190)	4,420
Total revenues	19,504	7,642	(307)	26,839

Expenses
Interest expense	2,609	117	(117)	2,609
Salaries and benefits	7,702	3,593	-	11,295
Commissions	-	1,606	-	1,606
Other expenses	8,088	1,090	(190)	8,988
Total operating expenses	18,399	6,406	(307)	24,498

Income before income taxes	$1,105	$1,236	$-	$2,341

Total assets	$448,373	$10,026	$(13,597)	$444,802

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2015

Revenues
Interest income	$15,165	$446	$(107)	$15,504
Gain on sale of loans	-	6,076	-	6,076
Other revenues	3,473	749	(240)	3,982
Total revenues	18,638	7,271	(347)	25,562

Expenses
Interest expense	2,877	107	(117)	2,867
Salaries and benefits	7,346	3,500	-	10,846
Commissions	-	1,555	-	1,555
Other expenses	8,787	1,091	(230)	9,648
Total operating expenses	19,010	6,253	(347)	24,916

Income (loss) before income taxes	$(372)	$1,018	$-	$646

Total assets	$426,038	$8,806	$(14,903)	$419,941

Note 19.	Parent Corporation Only Financial Statements

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Balance Sheet

(in thousands)

	December 31,	December 31,
	2017	2016

Assets
Cash and due from banks	$1,210	$1,770
Investment in subsidiaries	44,747	50,230
Investment in special purpose subsidiary	264	264
Prepaid expenses and other assets	1,931	2,935

	$48,152	$55,199

Liabilities and Shareholders' Equity
Liabilities
Balance due to nonbank subsidiaries	$8,764	$8,764
Other liabilities	54	2,821
Total liabilities	8,818	11,585

Shareholders' equity
Preferred stock	20	23
Common stock	5,672	5,629
Additional paid-in capital	58,055	58,643
Warrant surplus	732	732
Accumulated deficit	(24,693)	(21,172)
Stock in directors rabbi trust	(1,010)	(1,034)
Directors deferred fees obligation	1,010	1,034
Accumulated other comprehensive loss	(452)	(241)
Total stockholders' equity	39,334	43,614

	$48,152	$55,199

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Operations and Comprehensive Income (Loss)

Years Ended December 31, 2017, 2016 and 2015

(in thousands)

	2017	2016	2015

Interest income
Village Bank money market	$5	$8	$10

Interest expense
Interest on trust preferred securities	259	185	213
Total interest expense	259	185	213

Net interest expense	(254)	(177)	(203)

Noninterest expense
Write down of assets held for sale	-	-	1,759
Supplies	48	48	48
Professional and outside services	140	199	412
Other	32	33	52
Total noninterest expense	220	280	2,271
Net loss before undistributed income (loss) of subsidiary	(474)	(457)	(2,474)
Undistributed income (loss) of subsidiary	(1,619)	11,087	3,120
Net income (loss) before income tax expense (benefit)	(2,093)	10,630	646
Income tax expense (benefit)	1,003	(2,883)	-

Net income (loss)	$(3,096)	$13,513	$646

Total comprehensive income (loss)	$(3,306)	$13,779	$860

(Parent Corporation Only)

Condensed Statements of Cash Flows

Years Ended December 31, 2017, 2016 and 2015

(in thousands)

	2017	2016	2015

Cash Flows from Operating Activities
Net income (loss)	$(3,096)	$13,513	$646
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	-	-	-
Write-off of deferred tax assets	1,164	-	-
Writedown on assets held for sale	-	-	1,759
Undistributed (income) loss of subsidiary	1,619	(11,087)	(3,120)
(Increase) decrease in other assets	(160)	(2,890)	258
Decrease in other liabilities	(9)	(1,260)	(19)
Net cash used in operating activities	(482)	(1,724)	(476)

Cash Flows from Investing Activities
Investment in subsidiary	3,867	-	(5,000)
Net cash used in investing activities	3,867	-	(5,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	(79)
Redemption of preferred stock	(688)	-	-
Payment of preferred dividends	(3,257)	-	-
Net proceeds from sale of common stock,
net of expenses of $990	-	-	8,965
Net cash provided by (used in) financing activities	(3,945)	-	8,886
Net increase (decrease) in cash	(560)	(1,724)	3,410
Cash, beginning of year	1,770	3,494	84

Cash, end of year	$1,210	$1,770	$3,494

Note 20.	Subsequent Events

On March 21, 2018, the Company issued $5.7 million of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company expects to receive approximately $5.525 million in net proceeds after deducting issuance costs, which will be used to redeem all of the Company’s remaining 5,027 shares of its Series A, Fixed Rate Cumulative Perpetual Preferred Stock on March 30, 2018. The subordinated notes accrue interest at a fixed rate of 6.50% for the first five years until March 21, 2023. From and including this date and for the remaining five years of the subordinated notes’ term, interest will accrue at a floating rate of three-month LIBOR plus 3.73%. The Company may redeem the subordinated notes in whole or in part, on or after March 21, 2023, with certain exceptions provided in the subordinated notes that allow the Company to redeem the subordinated notes prior to that date. The subordinated notes are unsecured obligations subordinate and junior in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future that rank equally with the subordinated notes

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2017, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be disclosed in this Item 10 is contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed in this Item 11 is contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required to be disclosed in this Item 12 is contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in this Item 13 is contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in this Item 14 is contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements and reports are included in Part II, Item 8, of this report on Form 10K.

Report of Independent Registered Public Accounting Firm (BDO USA, LLP)

Consolidated Balance Sheets – December 31, 2017 and 2016

Consolidated Statements of Operations – Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2017,

2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) – Years Ended

December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows – Years Ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit
Number	Description

3.1	Articles of Incorporation of Village Bank and Trust Financial Corp., as amended (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on October 31, 2014).

3.2	Amended and Restated Bylaws of Village Bank and Trust Financial Corp. (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed with the SEC on March 27, 2015).

4.1	Specimen of Certificate for Village Bank and Trust Financial Corp. common stock (incorporated by reference to Exhibit 4.1 of the Form S-1 Registration Statement filed with the Securities and Exchange Commission on November 12, 2014 (SEC File No. 333-200147)).

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).

4.3	Warrant to Purchase Shares of Common Stock, dated May 1, 2009 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).

4.4	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2018).

10.1	Employment Agreement, dated October 1, 2017, by and between Village Bank and Trust Financial Corp. and William G. Foster (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2017).*

10.2	Employment Agreement, dated January 6, 2017, by and between Village Bank and Trust Financial Corp. and C. Harril Whitehurst, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2017).*

10.3	Employment Agreement, dated April 5, 2016, by and between Village Bank and James E. Hendricks, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2016).*

10.4	Employment Agreement, dated April 5, 2016, by and between Village Bank and Max C. Morehead, Jr. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2016).*

10.5	Incentive Plan, as amended June 18, 2014 (incorporated by reference to Exhibit 99.1 of the Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 18, 2014 (SEC File No. 333-196893)).*

10.6	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-KSB for the year ended December 31, 2004).*

10.7	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-KSB for the year ended December 31, 2004).*

10.8	Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.0 of the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2015 (SEC File No. 333-205407)).*

10.9	Form of Performance-Based Restricted Stock Unit Award Agreement under the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).*

10.10	Form of Time-Based Restricted Stock Award Agreement under the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).*

10.11	Outside Directors Deferral Plan, dated January 1, 2005 (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K for the year ended December 31, 2010).*

10.12	Supplemental Executive Retirement Plan, dated January 1, 2005 (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2010).*

10.13	Standby Purchase Agreement, dated November 11, 2014, between Village Bank and Trust Financial Corp. and Kenneth R. Lehman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2014).

10.14	Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Corp. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).

10.15	Side Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Corp. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).

10.16	Form of Senior Executive Officer Waiver (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).*

10.17	Form of Senior Executive Officer Consent Letter (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).*

10.18	Stipulation and Consent to the Issuance of a Consent Order (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2012).

10.19	Consent Order (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2012).

10.20	Written Agreement by and between Village Bank and Trust Financial Corp. and the Federal Reserve Bank of Richmond (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2012).

10.21	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2018).

21	Subsidiaries of Village Bank and Trust Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Financial Officer.

32	Section 906 Certification.

The following materials from the Village Bank and Trust Financial Corp. Annual Report on Form 10-K for the year ended December 31, 2017 formatted in eXtensible Business Reporting (XBRL) (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

* Management contracts and compensatory plans and arrangements.

ITEM 16. FORM 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: March 30, 2018	By	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Foster Jr.	President, Chief Executive	March 30, 2018
William G. Foster, Jr.	Officer and Director
(Principal Executive Officer)

/s/ C. Harril Whitehurst, Jr.	Executive Vice President and Chief Financial	March 30, 2018
C. Harril Whitehurst, Jr.	Officer (Principal Financial and Accounting
Officer)

/s/ R.T. Avery, III	Director	March 30, 2018
R.T. Avery, III

/s/ Craig D. Bell	Director and	March 30, 2018
Craig D. Bell	Chairman of the Board

/s/ O. Woodland Hogg, Jr.	Director	March 30, 2018
O. Woodland Hogg, Jr.

/s/ Michael A. Katzen	Director	March 30, 2018
Michael A. Katzen

/s/ Charles E. Walton	Director	March 30, 2018
Charles E. Walton

/s/ George R. Whittemore
George R. Whittemore	Director	March 30, 2018

/s/ Michael L. Toalson	Director	March 30, 2018
Michael L. Toalson

/s/ Kenneth Lehman	Director	March 30, 2018
Kenneth R. Lehman

/s/ Frank E Jenkins, Jr.	Director	March 30, 2018
Frank E Jenkins, Jr.

/s/ Devon M. Henry	Director	March 30, 2018
Devon M. Henry

