Form 10-Q
period 2018-03-31
Village Bank & Trust Financial Corp.
filed 2018-05-15
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

1,434,136 shares of common stock, $4.00 par value, outstanding as of April 30, 2018

Village Bank and Trust Financial Corp.

Form 10-Q

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
March 31, 2018 (Unaudited) and December 31, 2017
(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
Assets
Cash and due from banks	$16,276	$17,810
Federal funds sold	-	-
Total cash and cash equivalents	16,276	17,810
Investment securities available for sale	48,302	49,711
Loans held for sale	5,372	8,047
Loans
Outstandings	387,727	368,709
Allowance for loan losses	(3,343)	(3,239)
Deferred fees and costs, net	652	699
Total loans, net	385,036	366,169
Other real estate owned, net of valuation allowance	1,017	1,788
Assets held for sale	610	610
Premises and equipment, net	12,905	12,982
Bank owned life insurance	7,307	7,268
Accrued interest receivable	2,522	2,600
Other assets	9,472	9,989

	$488,819	$476,974

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$114,088	$104,138
Interest bearing	307,410	307,486
Total deposits	421,498	411,624
Federal Home Loan Bank advances	12,300	12,300
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,539	-
Other borrowings	3,328	1,584
Accrued interest payable	176	93
Other liabilities	2,984	3,275
Total liabilities	454,589	437,640

Shareholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference, 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2018 and 5,027 shares issued and outstanding at December 31, 2017	-	20
Common stock, $4 par value - 10,000,000 shares authorized; 1,434,136 shares issued and outstanding at March 31, 2018 and 1,430,751 shares issued and outstanding at December 31, 2017	5,682	5,672
Additional paid-in capital	53,084	58,055
Accumulated deficit	(24,394)	(24,693)
Common stock warrant	732	732
Stock in directors rabbi trust	(998)	(1,010)
Directors deferred fees obligation	998	1,010
Accumulated other comprehensive loss	(874)	(452)
Total shareholders' equity	34,230	39,334

	$488,819	$476,974

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Three Months Ended March 31, 2018 and 2017
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	2018	2017
Interest income
Loans	$4,488	$3,958
Investment securities	263	163
Federal funds sold	26	11
Total interest income	4,777	4,132

Interest expense
Deposits	631	566
Borrowed funds	135	73
Total interest expense	766	639

Net interest income	4,011	3,493
Provision for loan losses	-	-
Net interest income after provision for loan losses	4,011	3,493

Noninterest income
Service charges and fees	457	453
Mortgage banking income, net	823	1,143
Loss on sale of investment securities	-	(9)
Other	53	63
Total noninterest income	1,333	1,650

Noninterest expense
Salaries and benefits	2,943	3,009
Occupancy	330	267
Equipment	215	183
Cease use lease obligation	-	(125)
Supplies	57	56
Professional and outside services	720	786
Advertising and marketing	79	89
Foreclosed assets, net	(69)	(192)
FDIC insurance premium	77	69
Other operating expense	508	452
Total noninterest expense	4,860	4,594

Income before income tax expense	484	549
Income tax expense	72	134

Net income	412	415

Preferred stock dividends and amortization of discount	(113)	(158)
Net income available to common shareholders	$299	$257

Earnings per share, basic	$0.21	$0.18
Earnings per share, diluted	$0.21	$0.18

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2018 and 2017
(Unaudited)
(in thousands)

	2018	2017

Net income	$412	$415
Other comprehensive loss
Unrealized holding losses arising during the period	(537)	(53)
Tax effect	113	18
Net change in unrealized holding losses on securities available for sale, net of tax	(424)	(35)

Reclassification adjustment
Reclassification adjustment for (gains) losses realized in net income	-	9
Tax effect	-	3
Reclassification for (gains) losses included in net income, net of tax	-	6

Minimum pension adjustment	3	3
Tax effect	1	1
Minimum pension adjustment, net of tax	2	2

Total other comprehensive loss	(422)	(27)

Total comprehensive income (loss)	$(10)	$388

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Shareholders' Equity
Three Months Ended March 31, 2018 and 2017
(Unaudited)
(in thousands)

							Directors	Accumulated
			Additional	Retained		Stock in	Deferred	Other
	Preferred	Common	Paid-in	Earnings		Directors	Fees	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, December 31, 2017	$20	$5,672	$58,055	$(24,693)	$732	$(1,010)	$1,010	$(452)	$39,334
Preferred stock redemption	(20)		(5,007)	-	-	-	-	-	(5,027)
Preferred stock dividend	-	-	-	(113)	-	-	-	-	(113)
Restricted stock redemption						12	(12)		-
Issuance of common stock	-	10	(10)	-	-	-	-	-	-
Stock based compensation	-	-	46	-	-	-	-	-	46
Net income	-	-	-	412	-	-	-	-	412
Other comprehensive loss	-	-	-	-	-	-	-	(422)	(422)

Balance, March 31, 2018	$-	$5,682	$53,084	$(24,394)	$732	$(998)	$998	$(874)	$34,230

Balance, December 31, 2016	$23	$5,629	$58,643	$(21,172)	$732	$(1,034)	$1,034	$(241)	$43,614
Preferred stock redemption	(3)	-	(685)	-	-	-	-	-	(688)
Preferred stock dividend	-	-	-	(158)	-	-	-	-	(158)
Restricted stock redemption						24	(24)		-
Issuance of common stock	-	13	(13)	-	-	-	-	-	-
Stock based compensation	-	-	21	-	-	-	-	-	21
Net income	-	-	-	415	-	-	-	-	415
Other comprehensive loss	-	-	-	-	-	-	-	(27)	(27)

Balance, March 31, 2017	$20	$5,642	$57,966	$(20,915)	$732	$(1,010)	$1,010	$(268)	$43,177

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2018 and 2017
(Unaudited)
(in thousands)

	2018	2017

Cash Flows from Operating Activities
Net income	$412	$415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185	185
Deferred income taxes	72	132
Write-down of other real estate owned	-	346
Valuation allowance other real estate owned	-	(331)
Loss on securities sold	-	9
Gain on loans sold	(1,029)	(1,376)
Gain on sale of other real estate owned	(78)	(218)
Stock compensation expense	46	21
Proceeds from sale of mortgage loans	33,772	44,633
Origination of mortgage loans for sale	(30,068)	(35,807)
Amortization of premiums and accretion of discounts on securities, net	29	21
Decrease in interest receivable	78	82
Increase in bank owned life insurance	(39)	(39)
Decrease (increase) in other assets	560	(147)
Increase in interest payable	83	3
Decrease in other liabilities	(324)	(609)
Net cash provided by operating activities	3,699	7,320

Cash Flows from Investing Activities
Purchases of available for sale securities	-	(2,055)
Proceeds from the sale of available for sale securities	-	1,993
Proceeds from maturities, calls and paydowns of available for sale securities	843	399
Net increase in loans	(18,867)	(2,816)
Proceeds from sale of other real estate owned	849	1,621
Purchases of premises and equipment	(108)	(113)
Net cash used in investing activities	(17,283)	(971)

Cash Flows from Financing Activities
Redeemption of preferred stock	(5,027)	(688)
Payment of preferred dividends	(113)	(2,916)
Net increase in deposits	9,874	5,331
Net increase in Federal Home Loan Bank advances	-	5,000
Net increase (decrease) in other borrowings	1,777	(3)
Issuance of Subordinated debt, net	5,539	-
Net cash provided by financing activities	12,050	6,724

Net increase (decrease) in cash and cash equivalents	(1,534)	13,073
Cash and cash equivalents, beginning of period	17,810	11,796

Cash and cash equivalents, end of period	$16,276	$24,869

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$683	$636
Supplemental Schedule of Non Cash Activities
Dividends on preferred stock accrued	$-	$158

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2018 and 2017

(Unaudited)

Note 1 - Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2018 is not necessarily indicative of the results to be expected for the full year ending December 31, 2018. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”).

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, and all subsequent amendments to the ASU (collectively “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO.  The Company's revenue is comprised of interest and non-interest revenue. The majority of our revenue generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, investment securities, bank owned life insurance and gains on sales of loans held for sale.  The Company completed its overall assessment of revenue streams and related contracts affected by the guidance and adopted ASC 606 on January 1, 2018 with no impact on total shareholders' equity or net income.

The Company recognizes revenue as it is earned and noted no impact to its revenue recognition policies as a result of the adoption of ASC 606. The following discussion of revenues is within the scope of the new revenue guidance:

•	Debit and credit interchange fee income - Card processing fees consist of interchange fees from consumer debit and credit card networks and other card related services. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur.

•	Service charges on deposit accounts – Revenue from service charges on deposit accounts is earned through deposit-related services, as well as overdraft, non-sufficient funds, account management and other deposit related fees. Revenue is recognized for these services either over time, corresponding with deposit accounts’ monthly cycle, or at a point in time for transactional related services and fees.
•	Service charges on loan accounts – Revenue from loan accounts consists primarily of fees earned on prepayment penalties. Revenue is recognized for the services at a point in time for transactional related services and fees.
•	Gains/Losses on sale of OREO - The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.

The accompanying consolidated financial statements and notes reflect certain reclassifications in prior periods to conform to the current presentation. As of March 31, 2018, the Company began netting commissions paid to generate mortgage banking revenue against the related revenue balances. Prior to 2018, these commission expenses were shown separately under noninterest expense on the Consolidated Statement of Operations. Accordingly, the balances associated with the mortgage banking segment for the period ended March 31, 2017 for “Gain on sale of loans”, “Service charges and fees” and “Other income” under noninterest income, and “Commissions” under noninterest expense have been restated under “Mortgage banking income, net” within the Consolidated Statements of Operations to conform to this presentation. Management believes this will better represent actual mortgage banking income generated from this activity.

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

Note 3 - Earnings per common share

The following table presents the basic and diluted earnings per common share computation (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator
Net income - basic and diluted	$412	$415
Preferred stock dividend	(113)	(158)
Net income available to common shareholders	$299	$257

Denominator
Weighted average shares outstanding - basic	1,432	1,428
Dilutive effect of common stock options	-	-

Weighted average shares outstanding - diluted	1,432	1,428

Earnings per share - basic	$0.21	$0.18
Earnings per share - diluted	$0.21	$0.18

Applicable guidance requires that outstanding, unvested share-based payment awards that contain voting rights and rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Accordingly, the weighted average number of shares of the Company’s common stock used in the calculation of basic and diluted net income per common share includes unvested shares of the Company’s outstanding restricted common stock.

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 1,708 and 2,008 shares were not included in computing diluted earnings per share for the three months ended March 31, 2018 and 2017, respectively, because their effects were anti-dilutive. Additionally, the impact of warrants to acquire shares of the Company’s common stock in connection with the Company’s participation in the Troubled Asset Relief Program is not included, as the warrants were anti-dilutive.

Note 4 – Investment securities available for sale

At March 31, 2018 and December 31, 2017, all of our securities were classified as available for sale. The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands):

			Gross	Gross
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
March 31, 2018
US Government Agencies
One to five years	$21,400	$21,550	$-	$(422)	$21,128	1.44%
Five to ten years	172	173	-	(1)	172	1.80%
More than ten years	2,142	2,145	-	(11)	2,134	2.10%
	23,714	23,868	-	(434)	23,434	1.50%
Mortgage-backed securities
Five to ten years	3,203	3,268	-	(97)	3,171	1.72%
More than ten years	17,968	18,098	1	(500)	17,599	2.39%
	21,171	21,366	1	(597)	20,770	2.29%

Subordinated debt
Five to ten years	4,050	4,100	10	(12)	4,098	3.08%

Total investment securities	$48,935	$49,334	$11	$(1,043)	$48,302	1.97%

December 31, 2017
US Government Agencies
One to five years	$21,400	$21,561	$-	$(276)	$21,285	1.44%
More than ten years	2,411	2,415	-	(17)	2,398	1.74%
	23,811	23,976	-	(293)	23,683	1.47%
Mortgage-backed securities
Five to ten years	3,400	3,472	-	(43)	3,429	1.72%
More than ten years	18,518	18,655	1	(145)	18,511	2.39%
	21,918	22,127	1	(188)	21,940	2.28%
Subordinated debt
Five to ten years	4,050	4,103	11	(26)	4,088	3.08%

Total investment securities	$49,779	$50,206	$12	$(507)	$49,711	1.96%

There were no investment securities pledged to secure deposit repurchase agreements at March 31, 2018 and December 31, 2017.

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the periods indicated (dollars in thousands):

	Three Months
	Ended March 31,
	2018	2017

Gross realized gains	$-	$-
Gross realized losses	-	(9)

	$-	$(9)

The Company sold approximately $2 million of investment securities available for sale at a loss of $9,000 for the three months ended March 31, 2017. The sale of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to the anticipated upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity.

Investment securities available for sale that have an unrealized loss position at March 31, 2018 and December 31, 2017 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2018
US Government Agencies	$6,084	$(144)	$17,350	$(290)	$23,434	$(434)
Mortgage-backed securities	19,204	(545)	1,511	(52)	20,715	(597)
Subordinated debt	1,012	(12)	-	-	1,012	(12)

	$26,300	$(701)	$18,861	$(342)	$45,161	$(1,043)

December 31, 2017
US Government Agencies	$6,153	$(76)	$17,530	$(217)	$23,683	$(293)
Mortgage-backed securities	20,227	(160)	1,651	(28)	21,878	(188)
Subordinated debt	1,021	(26)	-	-	1,021	(26)

	$27,401	$(262)	$19,181	$(245)	$46,582	$(507)

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2018.

Note 5 – Loans and allowance for loan losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount	%	Amount	%
Construction and land development
Residential	$4,256	1.10%	$5,361	1.45%
Commercial	29,028	7.48%	25,456	6.91%
	33,284	8.58%	30,817	8.36%
Commercial real estate
Owner occupied	90,007	23.21%	85,004	23.06%
Non-owner occupied	76,483	19.73%	70,845	19.21%
Multifamily	10,152	2.62%	9,386	2.55%
Farmland	259	0.07%	270	0.07%
	176,901	45.63%	165,505	44.89%
Consumer real estate
Home equity lines	23,213	5.98%	22,849	6.20%
Secured by 1-4 family residential
First deed of trust	58,126	14.99%	57,919	15.71%
Second deed of trust	9,019	2.33%	7,460	2.02%
	90,358	23.30%	88,228	23.93%

Commercial and industrial loans (except those secured by real estate)	41,315	10.66%	36,506	9.90%
Guaranteed student loans	43,896	11.32%	45,805	12.42%
Consumer and other	1,973	0.51%	1,848	0.50%

Total loans	387,727	100.0%	368,709	100.0%
Deferred loan cost, net	652		699
Less: allowance for loan losses	(3,343)		(3,239)

	$385,036		$366,169

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the Federal Home Loan Bank of Atlanta (“FHLB”) as part of their lending arrangement with the Company totaled $34,218,000 and $29,615,000 at March 31, 2018 and December 31, 2017, respectively.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2018	2017
Construction and land development
Commercial	$42	$43
	42	43
Commercial real estate
Owner occupied	894	183
	894	183
Consumer real estate
Home equity lines	133	135
Secured by 1-4 family residential
First deed of trust	831	1,000
Second deed of trust	67	67
	1,031	1,202

Commercial and industrial loans (except those secured by real estate)	128	870
Consumer and other	6	22

Total loans	$2,101	$2,320

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; and
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (dollars in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
March 31, 2018
Construction and land development
Residential	$4,256	$-	$-	$-	$4,256
Commercial	27,308	1,678	42	-	29,028
	31,564	1,678	42	-	33,284
Commercial real estate
Owner occupied	84,028	2,541	3,438	-	90,007
Non-owner occupied	75,968	-	515	-	76,483
Multifamily	9,979	173	-	-	10,152
Farmland	259	-	-	-	259
	170,234	2,714	3,953	-	176,901
Consumer real estate
Home equity lines	22,137	931	145	-	23,213
Secured by 1-4 family residential
First deed of trust	53,965	2,616	1,545	-	58,126
Second deed of trust	8,659	179	181	-	9,019
	84,761	3,726	1,871	-	90,358

Commercial and industrial loans (except those secured by real estate)	39,811	421	390	693	41,315
Guaranteed student loans	43,896	-	-	-	43,896
Consumer and other	1,957	10	6	-	1,973

Total loans	$372,223	$8,549	$6,262	$693	$387,727

December 31, 2017
Construction and land development
Residential	$5,361	$-	$-	$-	$5,361
Commercial	24,305	1,108	43	-	25,456
	29,666	1,108	43	-	30,817
Commercial real estate
Owner occupied	78,791	2,716	3,497	-	85,004
Non-owner occupied	70,845	-	-	-	70,845
Multifamily	9,210	176	-	-	9,386
Farmland	270	-	-	-	270
	159,116	2,892	3,497	-	165,505
Consumer real estate
Home equity lines	21,777	932	140	-	22,849
Secured by 1-4 family residential
First deed of trust	53,591	2,637	1,691	-	57,919
Second deed of trust	7,140	181	139	-	7,460
	82,508	3,750	1,970	-	88,228

Commercial and industrial loans (except those secured by real estate)	35,143	139	529	695	36,506
Guaranteed student loans	45,805	-	-	-	45,805
Consumer and other	1,826	4	18	-	1,848

Total loans	$354,064	$7,893	$6,057	$695	$368,709

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
March 31, 2018
Construction and land development
Residential	$-	$-	$-	$-	$4,256	$4,256	$-
Commercial	-	-	-	-	29,028	29,028	-
	-	-	-	-	33,284	33,284	-
Commercial real estate
Owner occupied	-	-	-	-	90,007	90,007	-
Non-owner occupied	-	515	-	515	75,968	76,483	-
Multifamily	-	-	-	-	10,152	10,152	-
Farmland	-	-	-	-	259	259	-
	-	515	-	515	176,386	176,901	-
Consumer real estate
Home equity lines	-	-	-	-	23,213	23,213	-
Secured by 1-4 family residential
First deed of trust	225	57	-	282	57,844	58,126	-
Second deed of trust	157	-	-	157	8,862	9,019	-
	382	57	-	439	89,919	90,358	-
Commercial and industrial loans (except those secured by real estate)	115	-	-	115	41,200	41,315	-
Guaranteed student loans	2,644	1,527	7,226	11,397	32,499	43,896	7,226
Consumer and other	-	12	-	12	1,961	1,973	-

Total loans	$3,141	$2,111	$7,226	$12,478	$375,249	$387,727	$7,226

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2017
Construction and land development
Residential	$-	$-	$-	$-	$5,361	$5,361	$-
Commercial	-	-	-	-	25,456	25,456	-
	-	-	-	-	30,817	30,817	-
Commercial real estate
Owner occupied	-	-	-	-	85,004	85,004	-
Non-owner occupied	-	-	-	-	70,845	70,845	-
Multifamily	-	-	-	-	9,386	9,386	-
Farmland	-	-	-	-	270	270	-
	-	-	-	-	165,505	165,505	-
Consumer real estate
Home equity lines	18	-	-	18	22,831	22,849	-
Secured by 1-4 family residential
First deed of trust	457	-	-	457	57,462	57,919	-
Second deed of trust	91	-	-	91	7,369	7,460	-
	566	-	-	566	87,662	88,228	-

Commercial and industrial loans (except those secured by real estate)	-	3	-	3	36,503	36,506	-
Guaranteed student loans	2,891	1,300	7,229	11,420	34,385	45,805	7,229
Consumer and other	2	-	-	2	1,846	1,848	-

Total loans	$3,459	$1,303	$7,229	$11,991	$356,718	$368,709	$7,229

Loans greater than 90 days past due are student loans that are guaranteed by the DOE which covers approximately 98% of the principal and interest. Accordingly, these loans will not be placed on nonaccrual status.

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts when due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Impaired loans are set forth in the following table as of the dates indicated (in thousands):

	March 31, 2018
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$495	$593	$-
	495	593	-
Commercial real estate
Owner occupied	3,814	3,814	-
Non-owner occupied	2,649	2,649	-
	6,463	6,463	-
Consumer real estate
Home equity lines	17	17	-
Secured by 1-4 family residential
First deed of trust	3,134	3,134	-
Second deed of trust	663	871	-
	3,814	4,022	-
Commercial and industrial loans (except those secured by real estate)	438	785	-
Consumer and other	2	2	-
	11,212	11,865	-

With an allowance recorded
Commercial real estate
Owner occupied	1,482	1,497	17
	1,482	1,497	17
Consumer real estate
Home equity lines	133	133	-
Secured by 1-4 family residential
First deed of trust	612	612	108
Second deed of trust	166	166	7
	911	911	115
Commercial and industrial loans (except those secured by real estate)	737	737	385
Consumer and other	4	4	4
	3,134	3,149	521

Total
Construction and land development
Commercial	495	593	-
	495	593	-
Commercial real estate
Owner occupied	5,296	5,311	17
Non-owner occupied	2,649	2,649	-
	7,945	7,960	17
Consumer real estate
Home equity lines	150	150	-
Secured by 1-4 family residential,
First deed of trust	3,746	3,746	108
Second deed of trust	829	1,037	7
	4,725	4,933	115
Commercial and industrial loans (except those secured by real estate)	1,175	1,522	385
Consumer and other	6	6	4
	$14,346	$15,014	$521

	December 31, 2017
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$502	$600	$-
	502	600	-
Commercial real estate
Owner occupied	3,879	3,879	-
Non-owner occupied	2,153	2,153	-
	6,032	6,032	-
Consumer real estate
Home equity lines	577	577	-
Secured by 1-4 family residential
First deed of trust	3,931	3,931	-
Second deed of trust	505	713	-
	5,013	5,221	-
Commercial and industrial loans (except those secured by real estate)	480	827	-
Consumer and other	3	3	-
	12,030	12,683	-

With an allowance recorded
Commercial real estate
Owner occupied	1,491	1,506	18
	1,491	1,506	18
Consumer real estate
Home equity lines	135	135	2
Secured by 1-4 family residential
First deed of trust	814	814	98
Second deed of trust	85	85	4
	1,034	1,034	104
Commercial and industrial loans (except those secured by real estate)	740	740	375
Consumer and other	19	19	18
	3,284	3,299	515

Total
Construction and land development
Commercial	502	600	-
	502	600	-
Commercial real estate
Owner occupied	5,370	5,385	18
Non-owner occupied	2,153	2,153	-
	7,523	7,538	18
Consumer real estate
Home equity lines	712	712	2
Secured by 1-4 family residential,
First deed of trust	4,745	4,745	98
Second deed of trust	590	798	4
	6,047	6,255	104
Commercial and industrial loans (except those secured by real estate)	1,220	1,567	375
Consumer and other	22	22	18
	$15,314	$15,982	$515

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development Commercial	$299	$6	$99	$7
	299	6	99	7
Commercial real estate
Owner occupied	3,689	40	1,292	50
Non-owner occupied	2,294	26	2,400	30
	5,983	66	3,692	80
Consumer real estate
Home equity lines	524	-	932	4
Secured by 1-4 family residential
First deed of trust	3,635	31	3,867	40
Second deed of trust	570	11	608	11
	4,729	42	5,407	55
Commercial and industrial loans (except those secured by real estate)	465	8	456	8
Consumer and other	3	-	-	-
	11,479	122	9,654	150

With an allowance recorded
Construction and land development
Commercial	233	6	796	-
Commercial real estate
Owner occupied	1,708	11	4,216	-
Non-Owner occupied	-	-	23	-
	1,708	11	4,239	-
Consumer real estate
Home equity lines	136	2	-	-
Secured by 1-4 family residential
First deed of trust	764	7	1,491	-
Second deed of trust	127	-	151	-
	1,027	9	1,642	-

Commercial and industrial loans (except those secured by real estate)	591	-	56	-
Consumer and other	5	-	1	-
	3,564	26	6,734	-

Total
Construction and land development
Commercial	$532	$12	$895	$7
	532	12	895	7
Commercial real estate
Owner occupied	5,397	51	5,508	50
Non-owner occupied	2,294	26	2,423	30
	7,691	77	7,931	80
Consumer real estate
Home equity lines	660	-	932	4
Secured by 1-4 family residential,
First deed of trust	4,399	38	5,358	40
Second deed of trust	697	11	759	11
	5,756	49	7,049	55
Commercial and industrial loans (except those secured by real estate)	1,056	8	512	8
Consumer and other	8	-	1	-
	$15,043	$146	$16,388	$150

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

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
March 31, 2018
Construction and land development
Commercial	$453	$453	$-	$-
	453	453	-	-
Commercial real estate
Owner occupied	4,135	3,952	183	17
Non-owner occupied	2,134	2,134	-	-
	6,269	6,086	183	17
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	3,083	2,394	689	80
Second deeds of trust	874	807	67	7
	3,957	3,201	756	87

Commercial and industrial loans (except those secured by real estate)	350	309	41	-
	$11,029	$10,049	$980	$104

Number of loans	50	43	7	10

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2017
Construction and land development
Commercial	$459	$459	$-	$-
	459	459	-	-
Commercial real estate
Owner occupied	4,188	4,005	183	18
Non-owner occupied	2,153	2,153	-	-
	6,341	6,158	183	18
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	3,398	2,709	689	57
Second deeds of trust	590	523	67	4
	3,988	3,232	756	61

Commercial and industrial loans (except those secured by real estate)	385	344	41	-
	$11,173	$10,194	$980	$79

Number of loans	50	43	7	10

There were no TDRs identified during the three months ended March 31, 2018 and 2017 and were no defaults on TDRs that were modified as TDRs during the prior twelve month period.

Activity in the allowance for loan losses is as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended March 31, 2018
Construction and land development
Residential	$32	$(6)	$-	$-	$26
Commercial	165	23	-	1	189
	197	17	-	1	215
Commercial real estate
Owner occupied	624	38	-	-	662
Non-owner occupied	500	(181)	-	218	537
Multifamily	60	-	-	-	60
Farmland	3	(1)	-	-	2
	1,187	(144)	-	218	1,261
Consumer real estate
Home equity lines	268	9	-	-	277
Secured by 1-4 family residential
First deed of trust	502	57	(34)	2	527
Second deed of trust	47	47	(45)	5	54
	817	113	(79)	7	858

Commercial and industrial loans (except those secured by real estate)	556	44	-	4	604
Student loans	108	31	(32)	-	107
Consumer and other	27	15	(21)	6	27
Unallocated	347	(76)	-	-	271

	$3,239	$-	$(132)	$236	$3,343

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2017
Construction and land development
Residential	$41	$(10)	$-	$1	$32
Commercial	300	(108)	(31)	4	165
	341	(118)	(31)	5	197
Commercial real estate
Owner occupied	611	-	-	13	624
Non-owner occupied	406	94	-	-	500
Multifamily	56	4	-	-	60
Farmland	3	-	-	-	3
	1,076	98	-	13	1,187
Consumer real estate
Home equity lines	271	(5)	-	2	268
Secured by 1-4 family residential
First deed of trust	447	98	(107)	64	502
Second deed of trust	136	(123)	-	34	47
	854	(30)	(107)	100	817
Commercial and industrial loans (except those secured by real estate)	223	316	-	17	556
Student loans	158	96	(146)	-	108
Consumer and other	8	4	(2)	17	27
Unallocated	713	(366)	-	-	347

	$3,373	$-	$(286)	$152	$3,239

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended March 31, 2017
Construction and land development
Residential	$41	$-	$-	$-	$41
Commercial	300	(51)	-	-	249
	341	(51)	-	-	290
Commercial real estate
Owner occupied	611	(5)	-	13	619
Non-owner occupied	406	(2)	-	-	404
Multifamily	56	(12)	-	-	44
Farmland	3	-	-	-	3
	1,076	(19)	-	13	1,070
Consumer real estate
Home equity lines	271	(16)	-	1	256
Secured by 1-4 family residential
First deed of trust	447	67	-	18	532
Second deed of trust	136	(2)	-	5	139
	854	49	-	24	927
Commercial and industrial loans (except those secured by real estate)	223	66	-	3	292
Student loans	158	(11)	(42)	-	105
Consumer and other	8	5	(1)	2	14
Unallocated	713	(39)	-	-	674

	$3,373	$-	$(43)	$42	$3,372

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in calculation of the allowance. We concluded that the unallocated portion of the allowance was acceptable given the continued higher level of classified assets. The allowance for loan losses included an unallocated portion of approximately $271,000, $347,000, and 674,000 at March 31, 2018, December 31, 2017, and March 31, 2017, respectively.

Discussion of the provision for (recovery of) loan losses related to specific loan types are provided following:

•	The recovery of loan losses totaling $144,000 for the commercial real estate portfolio for the three months ended March 31, 2018 was attributed to the recognition of a $218,000 recovery during the quarter. The general component of the allowance for loan losses related to the historical loss experience remained consistent at 0.04% at March 31, 2018 and December 31, 2017.

•	The provision for loan losses totaling $113,000 for the consumer real estate portfolio for the three months ended March 31, 2018 was attributed to an increase in the general component of the allowance for loan losses as a result of an increase in the historical loss experience from 0.10% as of December 31, 2017 to 0.13% as of March 31, 2018.

•	The recovery of loan losses totaling $118,000 for the construction and land development portfolio for the year ended December 31, 2017 was attributed to a decline in the general component of the allowance for loan losses as a result of a decrease in the historical loss experience from 0.38% as of December 31, 2016 to 0.04% as of December 31, 2017.

•	The provision for loan losses totaling $316,000 for the commercial and industrial loans (except those secured by real estate) at December 31, 2017 was attributed to an increase of $369,000 in the specific reserve associated with loans evaluated individually for impairment.

•	The activity in the provision for (recovery of) loan losses for the three months ended March 31, 2017 was not significant.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

As of March 31, 2018
Construction and land development
Residential	$26	$-	$26	$4,256	$-	$4,256
Commercial	189	-	189	29,028	495	28,533
	215	-	215	33,284	495	32,789
Commercial real estate
Owner occupied	662	17	645	90,007	5,296	84,711
Non-owner occupied	537	-	537	76,483	2,649	73,834
Multifamily	60	-	60	10,152	-	10,152
Farmland	2	-	2	259	-	259
	1,261	17	1,244	176,901	7,945	168,956
Consumer real estate
Home equity lines	277	-	277	23,213	150	23,063
Secured by 1-4 family residential
First deed of trust	527	108	419	58,126	3,746	54,380
Second deed of trust	54	7	47	9,019	829	8,190
	858	115	743	90,358	4,725	85,633
Commercial and industrial loans (except those secured by real estate)	604	385	219	41,315	1,175	40,140
Student loans	107	-	107	43,896	-	43,896
Consumer and other	298	4	294	1,973	6	1,967

	$3,343	$521	$2,822	$387,727	$14,346	$373,381

Year Ended December 31, 2017
Construction and land development
Residential	$32	$-	$32	$5,361	$-	$5,361
Commercial	165	-	165	25,456	502	24,954
	197	-	197	30,817	502	30,315
Commercial real estate
Owner occupied	624	18	606	85,004	5,370	79,634
Non-owner occupied	500	-	500	70,845	2,153	68,692
Multifamily	60	-	60	9,386	-	9,386
Farmland	3	-	3	270	-	270
	1,187	18	1,169	165,505	7,523	157,982
Consumer real estate
Home equity lines	268	2	266	22,849	712	22,137
Secured by 1-4 family residential
First deed of trust	502	98	404	57,919	4,745	53,174
Second deed of trust	47	4	43	7,460	590	6,870
	817	104	713	88,228	6,047	82,181
Commercial and industrial loans (except those secured by real estate)	556	375	181	36,506	1,220	35,286
Student loans	108	-	108	45,805	-	45,805
Consumer and other	374	18	356	1,848	22	1,826

	$3,239	$515	$2,724	$368,709	$15,314	$353,395

Note 6 – Deposits

Deposits as of March 31, 2018 and December 31, 2017 were as follows (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount	%	Amount	%

Demand accounts	$114,088	27.1%	$104,138	25.3%
Interest checking accounts	50,145	11.9%	48,042	11.7%
Money market accounts	81,722	19.4%	82,523	20.1%
Savings accounts	29,043	6.9%	27,596	6.7%
Time deposits of $250,000 and over	21,743	5.2%	21,592	5.2%
Other time deposits	124,757	29.5%	127,733	31.0%

Total	$421,498	100.0%	$411,624	100.0%

Note 7 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $950,700 in FHLB stock at March 31, 2018 and $920,000 at December 31, 2017 which is held at cost and included in other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of commercial and 1-4 family residential loans. The Company had FHLB advances of $12,300,000 at March 31, 2018 and December 31, 2017 maturing through 2018.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The carrying value of these short-term borrowing agreements was $3,328,000 and $1,584,000 at March 31, 2018 and December 31, 2017, respectively.

Note 8 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2018 was 4.27%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at March 31, 2018 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at March 31, 2018 was 3.52%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at March 31, 2018 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 9 – Subordinated Debt Offering

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrue interest at a fixed rate of 6.50% for the first five years until March 31, 2023; thereafter, the subordinated notes will accrue interest at an annual floating rate equal to three-month LIBOR plus a spread of 3.73% until maturity or early redemption. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. At March 31, 2018, the carrying value of the notes totaled $5,539,000.

Note 10 – Stock incentive plan

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

The following table summarizes stock options outstanding under the stock incentive plan at the indicated dates:

	Three Months Ended March 31,
	2018				2017
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	2,245	$24.17	$12.88		2,337	$24.21	$12.76
Granted	-	-	-		-	-	-
Forfeited	-	-	-		-	-	-
Exercised	-	-	-		-	-	-
Options outstanding, end of period	2,245	$24.17	$12.88	$-	2,337	$24.21	$12.76	$-
Options exercisable, end of period	2,245				2,337

During the first quarter of 2018, we granted certain officers 1,590 restricted shares of common stock with a weighted average fair market value of $32.42 on the date of grant. These restricted stock awards vest over three years. During the second quarter of 2017, we granted certain officers 600 restricted shares of common stock with a weighted average fair market value of $28.83 at the date of grant. These restricted stock awards vest over two years. During the third quarter of 2017, we granted certain officers 5,450 restricted shares of common stock with a weighted average fair market value of $31.00 at the date of grant. These restricted stock awards vest over three years. During the fourth quarter of 2017, we granted certain officers 660 restricted shares of common stock with a weighted average fair market value of $30.65 at the date of grant. These restricted stock awards vest over one year.

The total number of shares underlying non-vested restricted stock was 21,761 and 31,210 at March 31, 2018 and 2017, respectively.

The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the stock incentive plan as of March 31, 2018 and 2017, was $363,379 and $515,568, respectively. The time based unamortized compensation of $256,872 is expected to be recognized over a weighted average period of 1.82 years.

Stock-based compensation expense was approximately $46,000 and $21,000 for the three months ended March 31, 2018 and 2017, respectively.

Note 11 — Fair value

The Company determines the fair value of its financial instruments based on the requirements established in Accounting Standards Codification (“ASC”) 820: Fair Value Measurements, which provides a framework for measuring fair value under GAAP and requires an entity to maximize the use of observable inputs when measuring fair value. ASC 820 defines fair value as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.

ASC 820 establishes a hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair values hierarchy is as follows:

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

Other Real Estate Owned: Other real estate owned assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Subsequently, real estate owned assets are carried at lower of cost or fair value less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (dollars in thousands):

	Fair Value Measurement
	at March 31, 2018 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$23,434	$-	$23,434	$-
Mortgage-backed securities	20,770	-	20,770	-
Subordinated debt	4,098	-	1,522	2,576

Financial Assets - Non-Recurring
Impaired loans	2,613	-	-	2,613
Assets held for sale	610	-	-	610
Other real estate owned	1,017	-	-	1,017

	Fair Value Measurement
	at December 31, 2017 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$23,683	$-	$23,683	$-
Mortgage-backed securities	21,940	-	21,940	-
Subordinated debt	4,088	757	1,531	1,800

Financial Assets - Non-Recurring
Impaired loans	2,769	-	-	2,769
Assets held for sale	610	-	-	610
Other real estate owned	1,788	-	-	1,788

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)

Impaired loans - real estate secured	$2,261	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)

Impaired loans - non-real estate secured	$352	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of marketability or practical life	0%-50% (20%)

Assets held for sale	$610	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

Other real estate owned	$1,017	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally included various level 3 inputs which are not identifiable
(2)	Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances

	December 31, 2017
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)

Impaired loans - real estate secured	$2,403	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)

Impaired loans - non-real estate secured	$366	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of marketability or practical life	0%-50% (20%)

Assets held for sale	$610	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

Other real estate owned	$1,788	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally included various level 3 inputs which are not identifiable
(2)	Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances

On January 1, 2018, the Company adopted ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 makes targeted improvements to several areas of U.S. GAAP including the disclosure of the fair value of financial instruments that are not measured at fair value on a recurring basis. Specifically, the new guidance (i) eliminates the requirements to disclose the methods and significant assumptions used to estimate the fair value and the description of the changes therein, if any, during the period, (ii) requires the use of the exit price notion, prospectively, in calculating the fair values of financial instruments not measured at fair value on a recurring basis and (iii) eliminates the guidance that allowed the use of the entry price notion to calculate the fair value of certain financial instruments, such as loans and long-term debt. For example, the Company has historically estimated the fair value for loans reported at amortized cost on its balance sheet by examining the average rates per the terms of these loans, and comparing those average rates to the current rates offered by the Company (i.e., the entry price notion). Utilizing the exit price notion requires the Company to estimate fair value of these loans based on the price that would be received to sell these loans in an orderly transaction between market participants at the measurement date.

In accordance with the prospective adoption of ASU No. 2016-01 as previously discussed, the fair value of loans as of March 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

		March 31,		December 31,
		2018		2017
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$16,276	$16,276	$17,810	$17,810
Investment securities available for sale	Level 1	-	-	757	757
Investment securities available for sale	Level 2	45,726	45,726	47,154	47,154
Investment securities available for sale	Level 3	2,576	2,576	1,800	1,800
Federal Home Loan Bank stock	Level 2	951	951	920	920
Loans held for sale	Level 2	5,372	5,372	8,047	8,047
Loans	Level 3	385,114	380,747	365,940	366,035
Impaired loans	Level 3	2,613	2,613	2,769	2,769
Assets held for sale	Level 3	610	610	610	610
Other real estate owned	Level 3	1,017	1,017	1,788	1,788
Bank owned life insurance	Level 3	7,307	7,307	7,268	7,268
Accrued interest receivable	Level 2	2,522	2,522	2,600	2,600

Financial liabilities
Deposits	Level 2	421,498	420,968	411,624	411,044
FHLB borrowings	Level 2	12,300	12,289	12,300	12,294
Trust preferred securities	Level 2	8,764	8,717	8,764	9,099
Other borrowings	Level 2	8,867	8,867	1,584	1,584
Accrued interest payable	Level 2	176	176	93	93

Note 12 – Segment Reporting

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

The following table presents segment information as of and for the three months ended March 31, 2018 and 2017 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended March 31, 2018

Revenues
Interest income	$4,730	$47	$-	$4,777
Gain on sale of loans	-	1,029	-	1,029
Other revenues	557	116	(47)	626
Total revenues	5,287	1,192	(47)	6,432

Expenses
Interest expense	766	-	-	766
Salaries and benefits	2,123	820	-	2,943
Commissions	-	322	-	322
Other expenses	1,697	267	(47)	1,917
Total operating expenses	4,586	1,409	(47)	5,948

Income before income taxes	$701	$(217)	$-	$484

Total assets	$492,277	$9,852	$(13,310)	$488,819

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended March 31, 2017

Revenues
Interest income	$4,073	$65	$(6)	$4,132
Gain on sale of loans	-	1,376	-	1,376
Other revenues	551	133	(44)	640
Total revenues	4,624	1,574	(50)	6,148

Expenses
Interest expense	639	6	(6)	639
Salaries and benefits	2,018	991	-	3,009
Commissions	-	366	-	366
Other expenses	1,376	253	(44)	1,585
Total operating expenses	4,033	1,616	(50)	5,599

Income before income taxes	$591	$(42)	$-	$549

Total assets	$454,583	$10,570	$(13,824)	$451,329

Note 13 – Shareholders’ Equity and Regulatory Matters

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

During the first quarter of 2018, the Company used the proceeds from the subordinated note issuance to redeem the remaining 5,027 shares ($5,027,000 aggregate liquidation value) of preferred stock plus accrued dividends of $56,554.

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

The capital amounts and ratios at March 31, 2018 and December 31, 2017 for the Bank are presented in the table below (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2018
Total capital (to risk- weighted assets) Village Bank	$46,203	12.61%	$29,316	8.00%	$36,645	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	42,860	11.70%	21,987	6.00%	29,316	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	42,860	9.08%	18,887	4.00%	23,068	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	42,860	11.70%	16,490	4.50%	23,819	6.50%

December 31, 2017
Total capital (to risk- weighted assets) Village Bank	$45,504	12.88%	$28,268	8.00%	$35,335	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	42,265	11.96%	21,201	6.00%	26,268	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	42,265	9.18%	18,422	4.00%	23,028	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	42,265	11.96%	15,901	4.50%	22,968	6.50%

Note 14 – Commitments and contingencies

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

The Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated (in thousands):

	March 31,	December 31,
	2018	2017

Undisbursed credit lines	$63,430	$65,495
Commitments to extend or originate credit	19,560	13,888
Standby letters of credit	4,439	4,615

Total commitments to extend credit	$87,429	$83,998

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

Note 15 – Income Taxes

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

As of December 31, 2017, the Company had net deferred tax assets of $11 million. The Company recorded a re-valuation of its deferred tax assets and liabilities as of December 31, 2017, at the new rate of 21%, based upon balances in existence at the date of enactment. As a result, the Company's net deferred tax assets were written down by approximately $4,181,000 in the fourth quarter of 2017 with a corresponding increase in tax expense. Although the Tax Reform Act had a significant negative impact on the Company’s earnings for 2017 as a result of the re-valuation of its deferred tax assets and liabilities, the reduction in the corporate tax rate to 21% is expected to have a significant positive benefit to the Company in 2018 and beyond.

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

There was $72,000 in income tax expense recorded for the three month period ended March 31, 2018 compared to $134,000 in expense for the three month period ended March 31, 2017.

The net operating losses available to offset future taxable income amounted to $22,853,000 at March 31, 2018 and begin expiring in 2028.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense of approximately $80,000 and $85,000 for the three months ended March 31, 2018 and March 31, 2017, respectively.

Note 16 – Recent accounting pronouncements

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities by eliminating the probable initial recognition threshold (incurred loss methodology) and requiring entities to reflect its current estimate of all expected credit losses. The amendments in the ASU are effective beginning after December 15, 2019 and for interim periods within that year. Early adoption is permitted beginning after December 15, 2018. Entities will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings in the first period effective. While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems. This guidance may result in material changes in the Company's accounting for credit losses on financial instruments.

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

In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments provide targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the amendments include clarifications related to: measurement elections, transition requirements, and adjustments associated with equity securities without readily determinable fair values; fair value measurement requirements for forward contracts and purchased options on equity securities; presentation requirements for hybrid financial liabilities for which the fair value option has been elected; and measurement requirements for liabilities denominated in a foreign currency for which the fair value option has been elected. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-03 to have a material impact on its consolidated financial statements.

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

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at March 31, 2018 and December 31, 2017 and the results of operations for the Company for the three months ended March 31, 2018 and 2017. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended March 31, 2018, the Company had net income of $412,000 and net income available to common shareholders of $299,000, or $0.21 per fully diluted share, compared to net income of $415,000 and net income available to common shareholders of $257,000, or $0.18 per fully diluted share, for the same period in 2017.

There were significant changes in income and expense items when comparing 2018 and 2017 results. The more significant changes are reflected in the following table (in thousands):

Q1 2018
Compared to
Q1 2017
Increase (decrease) in
Net interest income	$518
Mortgage banking income, net	(320)
Other noninterest income	(10)
(Increase) decrease in
Salaries and benefits	66
Occupancy expense	(63)
Equipment	(32)
Professional and outside services	66
Loss on branch consolidation	(125)
Expenses related to foreclosed real estate	(123)
Other operating expenses	(56)
Other	14
Income tax expense	62

Net Income	$(3)

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

	For the Three Months Ended March 31,
	2018	2017	Change
	(dollars in thousands)

Average interest-earning assets	$434,701	$395,994	$38,707
Interest income	$4,777	$4,132	$645
Yield on interest-earning assets	4.46%	4.23%	0.23%
Average interest-bearing liabilities	$328,871	$302,707	$26,164
Interest expense	$766	$639	$127
Cost of interest-bearing liabilities	0.94%	0.86%	0.08%
Net interest income	$4,011	$3,493	$518
Net interest margin	3.74%	3.58%	0.16%

The increase in net interest income of $518,000 in the first quarter of 2018 was a result of positive movements in interest income. Interest income increased by $645,000 with interest income on loans held for investment increasing by $548,000 and interest income on investment securities increasing by $100,000. The increase in interest income on loans held for investment was attributable to an increase in average loans outstanding of $34,042,000 and an increase in the yield of 17 basis points. The increase in interest income on securities was due to an increase in average investment securities of $5,350,000 and an increase in the yield of 66 basis points. Interest expense increased by $127,000 as result of an increase in average interest bearing liabilities of $26,164,000 and an increase in the cost of interest bearing liabilities of 8 basis points.

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

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$375,130	$4,441	4.80%	$341,088	$3,893	4.63%
Loans held for sale	4,255	47	4.48%	6,528	65	4.04%
Investment securities	49,054	263	2.17%	43,704	163	1.51%
Federal funds and other	6,262	26	1.68%	4,674	11	0.95%
Total interest earning assets	434,701	4,777	4.46%	395,994	4,132	4.23%

Allowance for loan losses and deferred fees	(3,214)			(3,389)
Cash and due from banks	10,815			9,864
Premises and equipment, net	12,985			12,766
Other assets	21,166			25,735
Total assets	$476,453	-		$440,970

Interest bearing deposits
Interest checking	$47,418	$21	0.18%	$43,453	$19	0.18%
Money market	83,496	83	0.40%	72,418	68	0.38%
Savings	23,698	10	0.17%	21,802	9	0.17%
Certificates	152,570	517	1.37%	152,746	470	1.25%
Total	307,182	631	0.83%	290,419	566	0.79%
Borrowings	21,689	135	2.52%	12,288	73	2.41%
Total interest bearing liabilities	328,871	766	0.94%	302,707	639	0.86%
Noninterest bearing deposits	105,075			88,870
Other liabilities	3,138			5,809
Total liabilities	437,084			397,386
Equity capital	39,369			43,584
Total liabilities and capital	$476,453			$440,970

Net interest income before provision for loan losses		$4,011			$3,493

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.52%			3.37%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.74%			3.58%

Provision for (recovery of) loan losses

The amount of the allowance for loan losses is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.

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

The Company did not record a provision for loan losses for the three months ended March 31, 2018 and 2017.

The provision for (recovery of) loan losses by category is presented following (in thousands):

					For Year Ended
	Three Months Ended March 31,				December 31,
	2018		2017		2017
	Provision	Loans	Provision	Loans	Provision	Loans
	(Recovery)	Outstanding	(Recovery)	Outstanding	(Recovery)	Outstanding

Construction and land development	$17	$33,284	$(51)	$34,851	$(118)	$30,817
Commercial real estate	(144)	176,901	(19)	136,866	98	165,505
Consumer real estate	113	90,358	49	79,546	(30)	88,228
Commercial and industrial	44	41,315	66	41,408	316	36,506
Guaranteed student loans	31	43,896	(11)	46,381	96	45,805
Consumer	15	1,973	5	2,036	4	1,848
Unallocated	(76)	-	(39)	-	(366)	-

	$-	$387,727	$-	$341,088	$-	$368,709

For more financial data and other information about the Allowance for loan losses refer to section, “Balance Sheet Analysis “ under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, gains and losses on sale of mortgage loans and securities held for sale, and rental income primarily on our previous headquarters building. The most significant noninterest income item has been mortgage banking income, net of commissions, representing 62% and 69% for the three month periods ended March 31, 2018 and 2017, respectively.

	For the Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)

Service charges and fees	$457	$453	$4	0.9%
Mortgage banking income, net	823	1,143	(320)	(28.0)%
Gain (loss) on sale of investment securities	-	(9)	9	(100.0)%
Other	53	63	(10)	(15.9)%
Total noninterest income	$1,333	$1,650	$(317)	(19.2)%

•	The decrease in mortgage banking income, net of commissions is due to decreased activity by our mortgage banking segment as the mortgage market has been less favorable during the three months ended March 31, 2018 as inventory of houses for sale has been low. The gain on sale is recognized at the date of sale to the investor and mortgage loan sales decreased from $44,633,000 for the three months ended March 31, 2017 to $33,772,000 for the three months ended March 31, 2018.
•	The Company sold approximately $2 million in investment securities resulting in a loss of $9,000 during the three months ended March 31, 2017. These sales resulted from management’s efforts to reduce interest rate risk in our investment portfolio.

Noninterest expense

	For the Three Months Ended
	March 31,		Change
	2018	2017	$	%
	(dollars in thousands)

Salaries and benefits	$2,943	$3,009	$(66)	(2.2)%
Occupancy	330	267	63	23.6%
Equipment	215	183	32	17.5%
Cease use lease obligation	-	(125)	125	(100.0)%
Supplies	57	56	1	1.8%
Professional and outside services	720	786	(66)	(8.4)%
Advertising and marketing	79	89	(10)	(11.2)%
Foreclosed assets, net	(69)	(192)	123	(64.1)%
FDIC insurance premium	77	69	8	11.6%
Other operating expense	508	452	56	12.4%
Total noninterest income	$4,860	$4,594	$266	5.8%

•	The decrease in salaries and benefits was due to staffing reductions associated with processing efficiencies gained in the mortgage segment.
•	Occupancy increased due to the opening of a new mortgage company branch, increase in snow removal expenses and building management fees.
•	During the fourth quarter of 2016, the Company recorded a loss from branch consolidation of $252,000 related to a future lease obligation, which was settled for a lower amount late in the first quarter of 2017 resulting in a partial recovery of $125,000.
•	The decrease in professional and outside services was due to lower legal expenses recognized during the first quarter of 2018 compared to the first quarter of 2017.

•	The change in expense related to foreclosed real estate was due to recognition of gains on the sale of foreclosed assets of $218,000 during the first quarter of 2017 compared to a gain of $78,000 during the first quarter of 2018.

Income taxes

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

Income tax expense for the first quarter of 2018 was $72,000 resulting in an effective tax rate of 14.9%, compared to $134,000, or 24.4% for the first quarter of 2017. The lower effective tax rate in the first quarter of 2018 resulted from the reduction in the corporate income tax rate beginning in 2018.

The Company has a net deferred tax asset which is included in other assets on the balance sheet. For more financial data and other information about income taxes refer to Note 15 “Income Taxes” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Balance Sheet Analysis

Investment securities

At March 31, 2018 and December 31, 2017, all of our investment securities were classified as available for sale.

For more financial data and other information about investment securities refer to Note 4 “Investment Securities Available for Sale” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this From 10-Q.

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

Approximately 77% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. We are much less reliant on real estate secured lending than was the case in 2012 when 90% of our loan portfolio consisted of this type of lending. Approximately 11% of the loan portfolio consists of rehabilitated student loans purchased by the Bank in 2017, 2016, 2015 and 2014 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 11% of all loans. Loans in this category are typically made to individuals, and small and medium-sized businesses, and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount	%	Amount	%
Construction and land development
Residential	$4,256	1.10%	$5,361	1.45%
Commercial	29,028	7.48%	25,456	6.91%
	33,284	8.58%	30,817	8.36%
Commercial real estate
Owner occupied	90,007	23.21%	85,004	23.06%
Non-owner occupied	76,483	19.73%	70,845	19.21%
Multifamily	10,152	2.62%	9,386	2.55%
Farmland	259	0.07%	270	0.07%
	176,901	45.63%	165,505	44.89%
Consumer real estate
Home equity lines	23,213	5.98%	22,849	6.20%
Secured by 1-4 family residential,
First deed of trust	58,126	14.99%	57,919	15.71%
Second deed of trust	9,019	2.33%	7,460	2.02%
	90,358	23.30%	88,228	23.93%
Commercial and industrial loans (except those secured by real estate)	41,315	10.66%	36,506	9.90%
Guaranteed student loans	43,896	11.32%	45,805	12.42%
Consumer and other	1,973	0.51%	1,848	0.50%

Total loans	387,727	100.0%	368,709	100.0%
Deferred loan cost, net	652		699
Less: allowance for loan losses	(3,343)		(3,239)

	$385,036		$366,169

For more financial data and other information about loans refer to Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Allowance for loan losses

We monitor and maintain an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. For more financial data and other information about loans refer to Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	March 31,	December 31,	March 31,
	2018	2017	2017

Nonaccrual loans	$2,101	$2,320	$2,538
Other real estate owned	1,017	1,788	1,508
Total nonperforming assets	$3,118	$4,108	$4,046

Restructured loans (not included in nonaccrual loans above)	$10,049	$10,194	$9,839

Loans past due 90 days and still accruing (1)	$7,226	$7,229	$6,930

Nonperforming assets to loans (2)	0.80%	1.11%	1.19%

Nonperforming assets to total assets	0.64%	0.86%	0.90%

Allowance for loan losses to nonaccrual loans	159.1%	139.6%	132.9%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

The following table presents an analysis of the changes in nonperforming assets for the three months ended March 31, 2018 (in thousands):

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2107	$2,320	$1,788	$4,108
Additions	33	-	33
Loans placed back on accrual	-	-	-
Transfers to OREO	-	-	-
Repayments	(119)	-	(119)
Charge-offs	(133)	-	(133)
Sales	-	(771)	(771)

Balance March 31, 2018	$2,101	$1,017	$3,118

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

Of the total nonaccrual loans of $2,101,000 at March 31, 2018 that were considered impaired, eleven loans totaling $976,000 had specific allowances for loan losses totaling $465,000. This compares to $2,320,000 in nonaccrual loans at December 31, 2017 of which thirteen loans totaling $1,053,000 had specific allowances for loan losses of $454,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $165,000 and $129,000 for the three months ended March 31, 2018 and 2017, respectively.

Deposits

Deposits as of March 31, 2018 and December 31, 2017 were as follows (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount	%	Amount	%

Demand accounts	114,088	27.1%	$104,138	25.3%
Interest checking accounts	50,145	11.9%	48,042	11.7%
Money market accounts	81,722	19.4%	82,523	20.1%
Savings accounts	29,043	6.9%	27,596	6.7%
Time deposits of $250,000 and over	21,743	5.2%	21,592	5.2%
Other time deposits	124,757	29.5%	127,733	31.0%

Total	$421,498	100.0%	$411,624	100.0%

Total deposits increased by $9,874,000, or 2.4%, from $411,624,000 at December 31, 2017 to $421,498,000 at March 31, 2018, as compared to an increase of $5,331,000, or 1.4%, during the first three months of 2017. Checking and savings accounts increased by $13,501,000, money market accounts decreased by $801,000 and time deposits decreased by $2,825,000. The cost of our interest-bearing deposits increased to 0.83% for the first three months of 2018 compared to 0.79% for the first three months of 2017.

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

Borrowings

We utilize borrowings to supplement deposits to address funding or liability duration needs. For more financial data and other information about borrowings refer to Note 7 “Borrowings” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Capital resources

Shareholders’ equity at March 31, 2018 was $34,230,000 compared to $39,334,000 at December 31, 2017. The $5.1 million decrease in shareholders’ equity during the quarter is primarily due to the redemption of the Company’s remaining 5,027 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A on March 30, 2018.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2018	2017

Tier 1 capital
Total bank equity capital	$44,878	$44,748
Net unrealized loss on available-for-sale securities	816	401
Defined benefit postretirement plan	58	51
Dissallowed deferred tax asset	(2,892)	(2,935)
Disallowed intangible assets	-	-
Total Tier 1 capital	42,860	42,265

Tier 2 capital
Allowance for loan losses	3,343	3,239
Total Tier 2 capital	3,343	3,239

Total risk-based capital	46,203	45,504

Risk-weighted assets	$366,453	$353,349

Average assets	$472,168	$460,556

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	9.08%	9.18%
Common equity tier 1 capital ratio (CET 1)	11.70%	11.96%
Tier 1 capital to risk-weighted assets	11.70%	11.96%
Total capital to risk-weighted assets	12.61%	12.88%
Equity to total assets	9.22%	9.42%

For more financial data and other information about capital resources, refer to Note 13 “Shareholders’ Equity and Regulatory Matters” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

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

At March 31, 2018, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $64,578,000, or 13% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. There were no securities pledged as collateral on borrowings as of March 31, 2018.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were borrowings against the lines of $3,328,000 and $1,584,000 at March 31, 2018 and December 31, 2017, respectively.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2018 was $11.7 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets. Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At March 31, 2018, we had commitments to originate $87,429,000 of loans. Fixed commitments to incur capital expenditures were approximately $100,000 at March 31, 2018. Certificates of deposit scheduled to mature in the 12-month period ending March 31, 2019 totaled $78,171,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

Critical accounting policies

General

The accounting and reporting policies of the Company and its subsidiary are in accordance GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities, and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations.

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

The amounts of estimated impairment for individually evaluated loans and groups of loans are added together for a total estimate of loan losses. This estimate of losses is compared to our allowance for loan losses as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in the calculation of the allowance. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the financial statements.

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

Other real estate owned

Other real estate owned represents properties acquired through foreclosure or physical possession.  Write-downs to fair value less cost to sell of foreclosed assets at the time of transfer are charged to allowance for loan losses.  Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance was $67,000 and $281,000 at March 31, 2018 and December 31, 2017, respectively. Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties.  The evaluation of these factors involves subjective estimates and judgments that may change.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2018. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

4.1	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2018).

10.1	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2018).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: May 15, 2018	By:	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

Date: May 15, 2018	By:	/s/ C. Harril Whitehurst, Jr.
C. Harril Whitehurst, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document

4.1	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2018).

10.1	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2018).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.