Form 10-Q
period 2018-06-30
Village Bank & Trust Financial Corp.
filed 2018-08-14
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

1,434,035 shares of common stock, $4.00 par value, outstanding as of August 10, 2018

Village Bank and Trust Financial Corp.

Form 10-Q

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
June 30, 2018 (Unaudited) and December 31, 2017*
(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$15,728	$17,810
Federal funds sold	-	-
Total cash and cash equivalents	15,728	17,810
Investment securities available for sale	47,137	49,711
Loans held for sale	9,106	8,047
Loans
Outstandings	403,350	368,709
Allowance for loan losses	(3,208)	(3,239)
Deferred fees and costs, net	786	699
Total loans, net	400,928	366,169
Other real estate owned, net of valuation allowance	732	1,788
Assets held for sale	610	610
Premises and equipment, net	12,772	12,982
Bank owned life insurance	7,350	7,268
Accrued interest receivable	2,444	2,600
Other assets	9,545	9,989

	$506,352	$476,974

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$120,718	$104,138
Interest bearing	312,265	307,486
Total deposits	432,983	411,624
Federal Home Loan Bank advances	20,500	12,300
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,547	-
Other borrowings	668	1,584
Accrued interest payable	149	93
Other liabilities	2,947	3,275
Total liabilities	471,558	437,640

Shareholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference, 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2018 and 5,027 shares issued and outstanding at December 31, 2017	-	20
Common stock, $4 par value - 10,000,000 shares authorized; 1,433,947 shares issued and outstanding at June 30, 2018 and 1,430,751 shares issued and outstanding at December 31, 2017	5,683	5,672
Additional paid-in capital	53,154	58,055
Accumulated deficit	(23,753)	(24,693)
Common stock warrant	732	732
Stock in directors rabbi trust	(998)	(1,010)
Directors deferred fees obligation	998	1,010
Accumulated other comprehensive loss	(1,022)	(452)
Total shareholders' equity	34,794	39,334

	$506,352	$476,974

* Derived from audited consolidated financial statements

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income
Loans	$4,873	$3,993	$9,361	$7,951
Investment securities	259	165	522	328
Federal funds sold	20	34	46	45
Total interest income	5,152	4,192	9,929	8,324

Interest expense
Deposits	659	589	1,290	1,155
Borrowed funds	265	81	400	154
Total interest expense	924	670	1,690	1,309

Net interest income	4,228	3,522	8,239	7,015
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	4,228	3,522	8,239	7,015

Noninterest income
Service charges and fees	482	459	939	912
Mortgage banking income, net	1,120	1,236	1,937	2,369
Loss on sale of investment securities	-	-	-	(9)
Other	65	70	124	143
Total noninterest income	1,667	1,765	3,000	3,415

Noninterest expense
Salaries and benefits	2,972	3,048	5,915	6,058
Occupancy	345	284	675	551
Equipment	214	177	430	360
Cease use lease obligation	-	-	-	(125)
Supplies	47	62	104	117
Professional and outside services	802	727	1,521	1,512
Advertising and marketing	67	51	147	140
Foreclosed assets, net	(5)	30	(74)	(162)
FDIC insurance premium	79	69	156	138
Other operating expense	580	508	1,087	961
Total noninterest expense	5,101	4,956	9,961	9,550

Income before income tax expense	794	331	1,278	880
Income tax expense	153	94	225	227

Net income	641	237	1,053	653

Preferred stock dividends and amortization of discount	-	(114)	(113)	(272)
Net income available to common shareholders	$641	$123	$940	$381

Earnings per common share, basic	$0.45	$0.09	$0.66	$0.27
Earnings per common share, diluted	$0.45	$0.09	$0.66	$0.27

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2107

Net income	$641	$237	$1,053	$653
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	(189)	100	(727)	47
Tax effect	(39)	34	(153)	16
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	(150)	66	(574)	31

Reclassification adjustment
Reclassification adjustment for losses realized in income	-	-	-	9
Tax effect	-	-	-	3
Reclassification for losses included in net income, net of tax	-	-	-	6

Minimum pension adjustment	3	3	6	6
Tax effect	1	1	2	2
Minimum pension adjustment, net of tax	2	2	4	4

Total other comprehensive income (loss)	(148)	68	(570)	41

Total comprehensive income (loss)	$493	$305	$483	$694

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Shareholders' Equity
Six Months Ended June 30, 2018 and 2017
(Unaudited)
(in thousands)

							Directors	Accumulated
			Additional			Stock in	Deferred	Other
	Preferred	Common	Paid-in	Retained		Directors	Fees	Comprehensive
	Stock	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Loss	Total

Balance, December 31, 2017	$20	$5,672	$58,055	$(24,693)	$732	$(1,010)	$1,010	$(452)	$39,334
Preferred stock redemption	(20)		(5,007)	-	-	-	-	-	(5,027)
Preferred stock dividend	-	-	-	(113)	-	-	-	-	(113)
Restricted stock redemption	-	-	-	-	-	12	(12)	-	-
Issuance of common stock	-	11	(11)	-	-	-	-	-	-
Stock based compensation	-	-	117	-	-	-	-	-	117
Net income	-	-	-	1,053	-	-	-	-	1,053
Other comprehensive loss	-	-	-	-	-	-	-	(570)	(570)

Balance, June 30, 2018	$-	$5,683	$53,154	$(23,753)	$732	$(998)	$998	$(1,022)	$34,794

Balance, December 31, 2016	$23	$5,629	$58,643	$(21,172)	$732	$(1,034)	$1,034	$(241)	$43,614
Preferred stock redemption	(3)	-	(685)	-	-	-	-	-	(688)
Preferred stock dividend	-	-	-	(272)	-	-	-	-	(272)
Restricted stock redemption	-	-	-	-	-	24	(24)	-	-
Issuance of common stock	-	14	(14)	-	-	-	-	-	-
Stock based compensation	-	-	120	-	-	-	-	-	120
Net income	-	-	-	653	-	-	-	-	653
Other comprehensive income	-	-	-	-	-	-	-	41	41

Balance, June 30, 2017	$20	$5,643	$58,064	$(20,791)	$732	$(1,010)	$1,010	$(200)	$43,468

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2018 and 2017
(Unaudited)
(in thousands)

	2018	2017

Cash Flows from Operating Activities
Net income	$1,053	$653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	368	368
Deferred income taxes	225	226
Write-down of other real estate owned	-	351
Valuation allowance other real estate owned	-	(331)
Loss on securities sold	-	9
Gain on loans sold	(2,451)	(2,800)
Gain on sale of other real estate owned	(83)	(218)
Stock compensation expense	117	120
Proceeds from sale of mortgage loans	79,036	88,924
Origination of mortgage loans for sale	(77,644)	(82,368)
Amortization of premiums and accretion of discounts on securities, net	57	43
Increase in bank owned life insurance	(82)	(83)
Net change in:
Interest receivable	156	112
Other assets	375	(177)
Interest payable	56	(6)
Other liabilities	(328)	(984)
Net cash provided by operating activities	855	3,839

Cash Flows from Investing Activities
Purchases of available for sale securities	-	(2,055)
Proceeds from the sale of available for sale securities	-	1,993
Proceeds from maturities, calls and paydowns of available for sale securities	1,791	909
Net increase in loans	(34,759)	(3,027)
Proceeds from sale of other real estate owned	1,139	1,621
Purchases of premises and equipment	(158)	(412)
Net cash used in investing activities	(31,987)	(971)

Cash Flows from Financing Activities
Redeemption of preferred stock	(5,027)	(688)
Payment of preferred dividends	(113)	(2,916)
Net increase in deposits	21,359	22,114
Net increase (decrease) in Federal Home Loan Bank advances	8,200	(800)
Net increase (decrease) in other borrowings	(908)	(81)
Issuance of Subordinated debt, net	5,539	-
Net cash provided by financing activities	29,050	17,629

Net increase (decrease) in cash and cash equivalents	(2,082)	20,497
Cash and cash equivalents, beginning of period	17,810	11,796

Cash and cash equivalents, end of period	$15,728	$32,293

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$1,634	$1,315
Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$-	$285
Dividends on preferred stock accrued	$-	$272

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

Note 1 - Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”).

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and all subsequent amendments to the ASU (collectively ASU 2014-09), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO.  The Company's revenue is comprised of interest and non-interest revenue. The majority of our revenue generating transactions are not subject to ASU 2014-09, including revenue generated from financial instruments, such as our loans, letters of credit, investment securities, bank owned life insurance and gains on sales of loans held for sale.  The Company completed its overall assessment of revenue streams and related contracts affected by the guidance and adopted ASU 2014-09 on January 1, 2018 with no impact on total shareholders' equity or net income.

The Company recognizes revenue as it is earned and noted no impact to its revenue recognition policies as a result of the adoption of ASU 2014-09. The following discussion is of revenues that are within the scope of the new revenue guidance:

•	Debit and credit interchange fee income - Card processing fees consist of interchange fees from consumer debit and credit card networks and other card related services. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur.
•	Service charges on deposit accounts - Revenue from service charges on deposit accounts is earned through deposit-related services, as well as overdraft, non-sufficient funds, account management and other deposit related fees. Revenue is recognized for these services either over time, corresponding with deposit accounts’ monthly cycle, or at a point in time for transactional related services and fees.
•	Service charges on loan accounts - Revenue from loan accounts consists primarily of fees earned on prepayment penalties. Revenue is recognized for the services at a point in time for transactional related services and fees.
•	Gains/Losses on sale of OREO - The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.

The accompanying consolidated financial statements and notes reflect certain reclassifications in prior periods to conform to the current presentation. As of March 31, 2018, the Company began netting commissions paid to generate mortgage banking revenue against the related revenue balances. Prior to 2018, these commission expenses were shown separately under noninterest expense on the Consolidated Statement of Operations. Accordingly, the balances associated with the mortgage banking segment for the period ended June 30, 2017 for “Gain on sale of loans”, “Service charges and fees” and “Other income” under noninterest income, and “Commissions” under noninterest expense have been restated under “Mortgage banking income, net” within the Consolidated Statements of Operations to conform to this presentation. Management believes this will better represent actual mortgage banking income generated from this activity.

Note 2 - Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and statements of operations for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses and its related provision including impaired loans and troubled debt restructurings (“TDRs”), the valuation allowance on the deferred tax asset, valuation of other real estate owned and the estimate of the fair value of assets held for sale.

Note 3 - Earnings per common share

The following table presents the basic and diluted earnings per common share computation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net income - basic and diluted	$641	$237	$1,053	$653
Preferred stock dividend	-	(114)	(113)	(272)
Net income available to common shareholders	$641	$123	$940	$381

Denominator
Weighted average shares outstanding - basic	1,435	1,430	1,433	1,429
Dilutive effect of common stock options	-	-	-	-

Weighted average shares outstanding - diluted	1,435	1,430	1,433	1,429

Earnings per share - basic	$0.45	$0.09	$0.66	$0.27
Earnings per share - diluted	$0.45	$0.09	$0.66	$0.27

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

The vesting of 6,510 and 7,870 respectively, of the unvested restricted shares included in Note 10 “Stock incentive plan” are dependent upon meeting certain performance criteria. As of June 30, 2018 and December 31, 2017, it was indeterminable whether these unvested restricted shares will vest and as such those shares are excluded from common shares issued and outstanding at each date and are not included in the computation of earnings per share for any period presented.

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 1,633 and 1,669 shares were not included in computing diluted earnings per share for the three and six months ended June 30, 2018, and stock options for 2,337 shares were not included in computing diluted earnings per share for the three and six months ended June 30, 2017, respectively, because their effects were anti-dilutive. Additionally, the impact of warrants to acquire shares of the Company’s common stock in connection with the Company’s participation in the Troubled Asset Relief Program is not included, as the warrants were anti-dilutive.

Note 4 – Investment securities available for sale

At June 30, 2018 and December 31, 2017, all of our securities were classified as available for sale. The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands):

			Gross	Gross
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
June 30, 2018
US Government Agencies
One to five years	$21,400	$21,538	$-	$(452)	$21,086	1.44%
Five to ten years	168	169	-	(1)	168	2.03%
More than ten years	1,983	1,986	-	(13)	1,973	2.32%
	23,551	23,693	-	(466)	23,227	1.52%
Mortgage-backed securities
Five to ten years	3,009	3,068	-	(114)	2,954	1.71%
More than ten years	17,377	17,501	1	(608)	16,894	2.38%
	20,386	20,569	1	(722)	19,848	2.28%

Subordinated debt
Five to ten years	4,050	4,096	-	(34)	4,062	3.08%

Total investment securities	$47,987	$48,358	$1	$(1,222)	$47,137	1.97%

December 31, 2017
US Government Agencies
One to five years	$21,400	$21,561	$-	$(276)	$21,285	1.44%
More than ten years	2,411	2,415	-	(17)	2,398	1.74%
	23,811	23,976	-	(293)	23,683	1.47%
Mortgage-backed securities
Five to ten years	3,400	3,472	-	(43)	3,429	1.72%
More than ten years	18,518	18,655	1	(145)	18,511	2.39%
	21,918	22,127	1	(188)	21,940	2.28%
Subordinated debt
Five to ten years	4,050	4,103	11	(26)	4,088	3.08%

Total investment securities	$49,779	$50,206	$12	$(507)	$49,711	1.96%

At June 30, 2018, the Company had investment securities with a fair value of $7,971,000 pledged to secure borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). At December 31, 2017, the Company had no investment securities pledged to secure borrowings from the FHLB. There were no investment securities pledged to secure deposit repurchase agreements at June 30, 2018 or December 31, 2017.

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the periods indicated (dollars in thousands):

	Three Months		Six Months
	Ended June 30		Ended June 30,
	2018	2017	2018	2017

Gross realized gains	$-	$-	$-	$-
Gross realized losses	-	-	-	(9)

	$-	$-	$-	$(9)

The Company sold approximately $2 million of investment securities available for sale at a loss of $9,000 for the six months ended June 30, 2017. The sale of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to the anticipated upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity.

Investment securities available for sale that have an unrealized loss position at June 30, 2018 and December 31, 2017 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2018
US Government Agencies	$6,058	$(169)	$17,169	$(297)	$23,227	$(466)
Mortgage-backed securities	18,400	(665)	1,396	(57)	19,796	(722)
Subordinated debt	1,488	(34)	-	-	1,488	(34)

	$25,946	$(868)	$18,565	$(354)	$44,511	$(1,222)

December 31, 2017
US Government Agencies	$6,153	$(76)	$17,530	$(217)	$23,683	$(293)
Mortgage-backed securities	20,227	(160)	1,651	(28)	21,878	(188)
Subordinated debt	1,021	(26)	-	-	1,021	(26)

	$27,401	$(262)	$19,181	$(245)	$46,582	$(507)

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2018.

Note 5 – Loans and allowance for loan losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amount	%	Amount	%
Construction and land development
Residential	$5,961	1.48%	$5,361	1.45%
Commercial	30,693	7.61%	25,456	6.91%
	36,654	9.09%	30,817	8.36%
Commercial real estate
Owner occupied	98,541	24.43%	85,004	23.06%
Non-owner occupied	80,535	19.97%	70,845	19.21%
Multifamily	11,352	2.81%	9,386	2.55%
Farmland	245	0.06%	270	0.07%
	190,673	47.27%	165,505	44.89%
Consumer real estate
Home equity lines	22,566	5.59%	22,849	6.20%
Secured by 1-4 family residential
First deed of trust	58,808	14.58%	57,919	15.71%
Second deed of trust	9,269	2.30%	7,460	2.02%
	90,643	22.47%	88,228	23.93%
Commercial and industrial loans
(except those secured by real estate)	41,092	10.19%	36,506	9.90%
Guaranteed student loans	42,133	10.45%	45,805	12.42%
Consumer and other	2,155	0.53%	1,848	0.50%

Total loans	403,350	100.0%	368,709	100.0%
Deferred fees and costs, net	786		699
Less: allowance for loan losses	(3,208)		(3,239)

	$400,928		$366,169

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

At June 30, 2018 and December 31, 2017, the Company had loans of $40,275,000 and $29,615,000 pledged to secure borrowings from the FHLB, respectively.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2018	2017
Construction and land development
Commercial	$41	$43
	41	43
Commercial real estate
Owner occupied	-	183
Non-owner occupied	515	-
	515	183
Consumer real estate
Home equity lines	130	135
Secured by 1-4 family residential
First deed of trust	627	1,000
Second deed of trust	66	67
	823	1,202
Commercial and industrial loans
(except those secured by real estate)	536	870
Consumer and other	12	22

Total loans	$1,927	$2,320

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; and
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.
14

The following tables provide information on the risk rating of loans at the dates indicated (dollars in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
June 30, 2018
Construction and land development
Residential	$5,961	$-	$-	$-	$5,961
Commercial	29,186	1,136	371	-	30,693
	35,147	1,136	371	-	36,654
Commercial real estate
Owner occupied	91,988	3,351	3,202	-	98,541
Non-owner occupied	80,020	-	515	-	80,535
Multifamily	11,183	169	-	-	11,352
Farmland	245	-	-	-	245
	183,436	3,520	3,717	-	190,673
Consumer real estate
Home equity lines	21,492	934	140	-	22,566
Secured by 1-4 family residential
First deed of trust	55,290	2,286	1,232	-	58,808
Second deed of trust	8,960	178	131	-	9,269
	85,742	3,398	1,503	-	90,643
Commercial and industrial loans
(except those secured by real estate)	38,592	1,749	736	15	41,092
Guaranteed student loans	42,133	-	-	-	42,133
Consumer and other	2,141	-	14	-	2,155

Total loans	$387,191	$9,803	$6,341	$15	$403,350

December 31, 2017
Construction and land development
Residential	$5,361	$-	$-	$-	$5,361
Commercial	24,305	1,108	43	-	25,456
	29,666	1,108	43	-	30,817
Commercial real estate
Owner occupied	78,791	2,716	3,497	-	85,004
Non-owner occupied	70,845	-	-	-	70,845
Multifamily	9,210	176	-	-	9,386
Farmland	270	-	-	-	270
	159,116	2,892	3,497	-	165,505
Consumer real estate
Home equity lines	21,777	932	140	-	22,849
Secured by 1-4 family residential
First deed of trust	53,591	2,637	1,691	-	57,919
Second deed of trust	7,140	181	139	-	7,460
	82,508	3,750	1,970	-	88,228
Commercial and industrial loans
(except those secured by real estate)	35,143	139	529	695	36,506
Guaranteed student loans	45,805	-	-	-	45,805
Consumer and other	1,826	4	18	-	1,848

Total loans	$354,064	$7,893	$6,057	$695	$368,709
15

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
June 30, 2018
Construction and land development
Residential	$-	$-	$-	$-	$5,961	$5,961	$-
Commercial	-	-	-	-	30,693	30,693	-
	-	-	-	-	36,654	36,654	-
Commercial real estate
Owner occupied	-	-	-	-	98,541	98,541	-
Non-owner occupied	-	-	-	-	80,535	80,535	-
Multifamily	-	-	-	-	11,352	11,352	-
Farmland	-	-	-	-	245	245	-
	-	-	-	-	190,673	190,673	-
Consumer real estate
Home equity lines	64	-	-	64	22,502	22,566	-
Secured by 1-4 family residential
First deed of trust	244	10	-	254	58,554	58,808	-
Second deed of trust	186	-	-	186	9,083	9,269	-
	494	10	-	504	90,139	90,643	-
Commercial and industrial loans
(except those secured by real estate)	8	-	-	8	41,084	41,092	-
Guaranteed student loans	1,788	1,312	6,577	9,677	32,456	42,133	6,577
Consumer and other	4	-	-	4	2,151	2,155	-

Total loans	$2,294	$1,322	$6,577	$10,193	$393,157	$403,350	$6,577

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2017
Construction and land development
Residential	$-	$-	$-	$-	$5,361	$5,361	$-
Commercial	-	-	-	-	25,456	25,456	-
	-	-	-	-	30,817	30,817	-
Commercial real estate
Owner occupied	-	-	-	-	85,004	85,004	-
Non-owner occupied	-	-	-	-	70,845	70,845	-
Multifamily	-	-	-	-	9,386	9,386	-
Farmland	-	-	-	-	270	270	-
	-	-	-	-	165,505	165,505	-
Consumer real estate
Home equity lines	18	-	-	18	22,831	22,849	-
Secured by 1-4 family residential
First deed of trust	457	-	-	457	57,462	57,919	-
Second deed of trust	91	-	-	91	7,369	7,460	-
	566	-	-	566	87,662	88,228	-
Commercial and industrial loans
(except those secured by real estate)	-	3	-	3	36,503	36,506	-
Guaranteed student loans	2,891	1,300	7,229	11,420	34,385	45,805	7,229
Consumer and other	2	-	-	2	1,846	1,848	-

Total loans	$3,459	$1,303	$7,229	$11,991	$356,718	$368,709	$7,229

Loans greater than 90 days past due are student loans that are guaranteed by the DOE which covers approximately 98% of the principal and interest. Accordingly, these loans will not be placed on nonaccrual status and are not considered to be impaired.

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

	June 30, 2018
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$819	$917	$-
	819	917	-
Commercial real estate
Owner occupied	3,806	3,806	-
Non-owner occupied	2,626	2,626	-
	6,432	6,432	-
Consumer real estate
Home equity lines	705	705	-
Secured by 1-4 family residential
First deed of trust	2,689	2,689	-
Second deed of trust	651	858	-
	4,045	4,252	-
Commercial and industrial loans
(except those secured by real estate)	440	787	-
Consumer and other	1	1	-
	11,737	12,389	-

With an allowance recorded
Commercial real estate
Owner occupied	1,470	1,485	13
	1,470	1,485	13
Consumer real estate
Secured by 1-4 family residential
First deed of trust	448	470	46
Second deed of trust	165	165	7
	613	635	53
Commercial and industrial loans
(except those secured by real estate)	400	599	141
Consumer and other	13	13	13
	2,496	2,732	220

Total
Construction and land development
Commercial	819	917	-
	819	917	-
Commercial real estate
Owner occupied	5,276	5,291	13
Non-owner occupied	2,626	2,626	-
	7,902	7,917	13
Consumer real estate
Home equity lines	705	705	-
Secured by 1-4 family residential,
First deed of trust	3,137	3,159	46
Second deed of trust	816	1,023	7
	4,658	4,887	53
Commercial and industrial loans
(except those secured by real estate)	840	1,386	141
Consumer and other	14	14	13
	$14,233	$15,121	$220

	December 31, 2017
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$502	$600	$-
	502	600	-
Commercial real estate
Owner occupied	3,879	3,879	-
Non-owner occupied	2,153	2,153	-
	6,032	6,032	-
Consumer real estate
Home equity lines	577	577	-
Secured by 1-4 family residential
First deed of trust	3,931	3,931	-
Second deed of trust	505	713	-
	5,013	5,221	-
Commercial and industrial loans
(except those secured by real estate)	480	827	-
Consumer and other	3	3	-
	12,030	12,683	-

With an allowance recorded
Commercial real estate
Owner occupied	1,491	1,506	18
	1,491	1,506	18
Consumer real estate
Home equity lines	135	135	2
Secured by 1-4 family residential
First deed of trust	814	814	98
Second deed of trust	85	85	4
	1,034	1,034	104
Commercial and industrial loans
(except those secured by real estate)	740	740	375
Consumer and other	19	19	18
	3,284	3,299	515

Total
Construction and land development
Commercial	502	600	-
	502	600	-
Commercial real estate
Owner occupied	5,370	5,385	18
Non-owner occupied	2,153	2,153	-
	7,523	7,538	18
Consumer real estate
Home equity lines	712	712	2
Secured by 1-4 family residential,
First deed of trust	4,745	4,745	98
Second deed of trust	590	798	4
	6,047	6,255	104
Commercial and industrial loans
(except those secured by real estate)	1,220	1,567	375
Consumer and other	22	22	18
	$15,314	$15,982	$515

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months		For the Six Months
	Ended June 30, 2018		Ended June 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Commercial	$657	$7	$478	$13
	657	7	478	13
Commercial real estate
Owner occupied	1,903	40	3,753	80
Non-owner occupied	3,220	205	2,401	231
	5,123	245	6,154	311
Consumer real estate
Home equity lines	353	-	475	-
Secured by 1-4 family residential
First deed of trust	1,345	15	3,431	46
Second deed of trust	1,893	12	604	23
	3,591	27	4,510	69
Commercial and industrial loans
(except those secured by real estate)	220	12	455	20
Consumer and other	2	1	2	1
	9,593	292	11,599	414

With an allowance recorded
Construction and land development
Commercial	-	-	116	-

Commercial real estate
Owner occupied	735	11	1,591	22
	735	11	1,591	22
Consumer real estate
Home equity line	741	-	101	-
Secured by 1-4 family residential
First deed of trust	224	8	660	15
Second deed of trust	149	4	125	4
	1,114	12	886	19
Commercial and industrial loans
(except those secured by real estate)	283	-	665	-
Consumer and other	462	-	10	-
	2,594	23	3,268	41

Total
Construction and land development
Commercial	657	7	594	13
	657	7	594	13
Commercial real estate
Owner occupied	2,638	51	5,344	102
Non-owner occupied	3,220	205	2,401	231
	5,858	256	7,745	333
Consumer real estate
Home equity lines	1,094	-	576	-
Secured by 1-4 family residential,
First deed of trust	1,569	23	4,091	61
Second deed of trust	2,042	16	729	27
	4,705	39	5,396	88
Commercial and industrial loans
(except those secured by real estate)	503	12	1,120	20
Consumer and other	464	1	12	1
	$12,187	$315	$14,867	$455

	For the Three Months		For the Six Months
	Ended June 30, 2017		Ended June 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Commercial	$101	$1	$92	$2
	101	1	92	2
Commercial real estate
Owner occupied	2,578	8	1,824	58
Non-owner occupied	2,207	29	2,300	59
	4,785	37	4,124	117
Consumer real estate
Home equity lines	872	-	863	1
Secured by 1-4 family residential
First deed of trust	3,489	22	3,646	62
Second deed of trust	521	7	579	18
	4,882	29	5,088	81
Commercial and industrial loans
(except those secured by real estate)	485	6	488	14
Consumer and other	2	-	1	-
	10,255	73	9,793	214

With an allowance recorded
Construction and land development
Commercial	472	12	477	12
	472	12	477	12
Commercial real estate
Owner occupied	2,937	41	3,593	41
	2,937	41	3,593	41
Consumer real estate
Home equity line	70	6	35	6
Secured by 1-4 family residential
First deed of trust	1,084	-	1,299	18
Second deed of trust	174	2	132	2
	1,328	8	1,466	26
Commercial and industrial loans
(except those secured by real estate)	95	4	50	4
Consumer and other	3	-	1	-
	4,835	65	5,587	83

Total
Construction and land development
Commercial	573	13	569	14
	573	13	569	14
Commercial real estate
Owner occupied	5,515	49	5,417	99
Non-owner occupied	2,207	29	2,300	59
	7,722	78	7,717	158
Consumer real estate
Home equity lines	942	6	898	7
Secured by 1-4 family residential,
First deed of trust	4,573	22	4,945	80
Second deed of trust	695	9	711	20
	6,210	37	6,554	107
Commercial and industrial loans
(except those secured by real estate)	580	10	538	18
Consumer and other	5	-	2	-
	$15,090	$138	$15,380	$297

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

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
June 30, 2018
Construction and land development
Commercial	$448	$448	$-	$-
	448	448	-	-
Commercial real estate
Owner occupied	4,136	4,136	-	13
Non-owner occupied	2,112	2,112	-	-
	6,248	6,248	-	13
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	2,590	2,047	543	46
Second deeds of trust	816	750	66	7
	3,406	2,797	609	53
Commercial and industrial loans
(except those secured by real estate)	341.25	303	38	-
	$10,443	$9,796	$647	$66

Number of loans	46	38	8	10

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2017
Construction and land development
Commercial	$459	$459	$-	$-
	459	459	-	-
Commercial real estate
Owner occupied	4,188	4,005	183	18
Non-owner occupied	2,153	2,153	-	-
	6,341	6,158	183	18
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	3,398	2,709	689	57
Second deeds of trust	590	523	67	4
	3,988	3,232	756	61
Commercial and industrial loans
(except those secured by real estate)	385	344	41	-
	$11,173	$10,193	$980	$79

Number of loans	50	43	7	10

The following provides information about TDRs identified during the indicated periods (dollars in thousands).

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Secured by 1-4 family residential
First deed of trust	1	$73	$73	1	$190	$190
Second deed of trust	-	-	-	1	68	68
	1	$73	$73	2	$258	$258

There were no defaults on TDRs that were modified as TDRs during the prior twelve month period.

Activity in the allowance for loan losses is as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2018
Construction and land development
Residential	$26	$9	$-	$1	$36
Commercial	189	5	-	2	196
	215	14	-	3	232
Commercial real estate
Owner occupied	662	57	-	-	719
Non-owner occupied	537	30	-	-	567
Multifamily	60	12	-	-	72
Farmland	2	-	-	-	2
	1,261	99	-	-	1,360
Consumer real estate
Home equity lines	277	(41)	-	1	237
Secured by 1-4 family residential
First deed of trust	527	(59)	(7)	15	476
Second deed of trust	54	(25)	-	27	56
	858	(125)	(7)	43	769
Commercial and industrial loans
(except those secured by real estate)	604	(54)	(314)	168	404
Student loans	107	12	(28)	-	91
Consumer and other	27	3	-	-	30
Unallocated	271	51	-	-	322

	$3,343	$-	$(349)	$214	$3,208

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2017
Construction and land development
Residential	$41	$(4)	$-	$1	$38
Commercial	249	(36)	-	-	213
	290	(40)	-	1	251
Commercial real estate
Owner occupied	619	(104)	-	-	515
Non-owner occupied	404	12	-	-	416
Multifamily	44	(4)	-	-	40
Farmland	3	-	-	-	3
	1,070	(96)	-	-	974
Consumer real estate
Home equity lines	256	(6)	-	-	250
Secured by 1-4 family residential
First deed of trust	532	33	(107)	4	462
Second deed of trust	139	(29)	-	17	127
	927	(2)	(107)	21	839
Commercial and industrial loans
(except those secured by real estate)	292	3	-	7	302
Student loans	105	22	(28)	-	99
Consumer and other	14	(6)	-	1	9
Unallocated	674	119	-	-	793

	$3,372	$-	$(135)	$30	$3,267

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Six Months Ended June 30, 2018
Construction and land development
Residential	$32	$3	$-	$1	$36
Commercial	165	28	-	3	196
	197	31	-	4	232
Commercial real estate
Owner occupied	624	95	-	-	719
Non-owner occupied	500	(151)	-	218	567
Multifamily	60	12	-	-	72
Farmland	3	(1)	-	-	2
	1,187	(45)	-	218	1,360
Consumer real estate
Home equity lines	268	(32)	-	1	237
Secured by 1-4 family residential
First deed of trust	502	(2)	(41)	17	476
Second deed of trust	47	22	(45)	32	56
	817	(12)	(86)	50	769
Commercial and industrial loans
(except those secured by real estate)	556	(10)	(314)	172	404
Student loans	108	43	(60)	-	91
Consumer and other	27	18	(21)	6	30
Unallocated	347	(25)	-	-	322

	$3,239	$-	$(481)	$450	$3,208

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Six Months Ended June 30, 2017
Construction and land development
Residential	$41	$(4)	$-	$1	$38
Commercial	300	(87)	-	-	213
	341	(91)	-	1	251
Commercial real estate
Owner occupied	611	(109)	-	13	515
Non-owner occupied	406	10	-	-	416
Multifamily	56	(16)	-	-	40
Farmland	3	-	-	-	3
	1,076	(115)	-	13	974
Consumer real estate
Home equity lines	271	(22)	-	1	250
Secured by 1-4 family residential
First deed of trust	447	100	(107)	22	462
Second deed of trust	136	(32)	-	23	127
	854	46	(107)	46	839
Commercial and industrial loans
(except those secured by real estate)	223	69	-	10	302
Student loans	158	11	(70)	-	99
Consumer and other	8	-	(2)	3	9
Unallocated	713	80	-	-	793

	$3,373	$-	$(179)	$73	$3,267

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2017
Construction and land development
Residential	$41	$(10)	$-	$1	$32
Commercial	300	(108)	(31)	4	165
	341	(118)	(31)	5	197
Commercial real estate
Owner occupied	611	-	-	13	624
Non-owner occupied	406	94	-	-	500
Multifamily	56	4	-	-	60
Farmland	3	-	-	-	3
	1,076	98	-	13	1,187
Consumer real estate
Home equity lines	271	(5)	-	2	268
Secured by 1-4 family residential
First deed of trust	447	98	(107)	64	502
Second deed of trust	136	(123)	-	34	47
	854	(30)	(107)	100	817
Commercial and industrial loans
(except those secured by real estate)	223	316	-	17	556
Student loans	158	96	(146)	-	108
Consumer and other	8	4	(2)	17	27
Unallocated	713	(366)	-	-	347

	$3,373	$-	$(286)	$152	$3,239

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in the calculation of the allowance. We concluded that the unallocated portion of the allowance was acceptable given the continued higher level of classified assets. The allowance for loan losses included an unallocated portion of approximately $322,000, $347,000, and $793,000 at June 30, 2018, December 31, 2017, and June 30, 2017, respectively.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

As of June 30, 2018
Construction and land development
Residential	$36	$-	$36	$5,961	$-	$5,961
Commercial	196	-	196	30,693	819	29,874
	232	-	232	36,654	819	35,835
Commercial real estate
Owner occupied	719	13	706	98,541	5,276	93,265
Non-owner occupied	567	-	567	80,535	2,626	77,909
Multifamily	72	-	72	11,352	-	11,352
Farmland	2	-	2	245	-	245
	1,360	13	1,347	190,673	7,902	182,771
Consumer real estate
Home equity lines	237	-	237	22,566	705	21,861
Secured by 1-4 family residential
First deed of trust	476	46	430	58,808	3,137	55,671
Second deed of trust	56	7	49	9,269	816	8,453
	769	53	716	90,643	4,658	85,985
Commercial and industrial loans
(except those secured by real estate)	404	141	263	41,092	840	40,252
Student loans	91	-	91	42,133	-	42,133
Consumer and other	352	13	339	2,155	14	2,141

	$3,208	$220	$2,988	$403,350	$14,233	$389,117

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Year Ended December 31, 2017
Construction and land development
Residential	$32	$-	$32	$5,361	$-	$5,361
Commercial	165	-	165	25,456	502	24,954
	197	-	197	30,817	502	30,315
Commercial real estate
Owner occupied	624	18	606	85,004	5,370	79,634
Non-owner occupied	500	-	500	70,845	2,153	68,692
Multifamily	60	-	60	9,386	-	9,386
Farmland	3	-	3	270	-	270
	1,187	18	1,169	165,505	7,523	157,982
Consumer real estate
Home equity lines	268	2	266	22,849	712	22,137
Secured by 1-4 family residential
First deed of trust	502	98	404	57,919	4,745	53,174
Second deed of trust	47	4	43	7,460	590	6,870
	817	104	713	88,228	6,047	82,181
Commercial and industrial loans
(except those secured by real estate)	556	375	181	36,506	1,220	35,286
Student loans	108	-	108	45,805	-	45,805
Consumer and other	374	18	356	1,848	22	1,826

	$3,239	$515	$2,724	$368,709	$15,314	$353,395

Note 6 – Deposits

Deposits as of June 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amount	%	Amount	%

Demand accounts	120,718	27.9%	$104,138	25.3%
Interest checking accounts	48,742	11.3%	48,042	11.7%
Money market accounts	83,016	19.2%	82,523	20.1%
Savings accounts	29,042	6.7%	27,596	6.7%
Time deposits of $250,000 and over	21,362	4.9%	21,592	5.2%
Other time deposits	130,103	30.0%	127,733	31.0%

Total	$432,983	100.0%	$411,624	100.0%

Note 7 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $1,299,200 in FHLB stock at June 30, 2018 and $920,000 at December 31, 2017 which is held at cost and included in other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of investment securities, commercial loans and 1-4 family residential loans. The Company had FHLB advances of $20,500,000 at June 30, 2018 and $12,300,000 at December 31, 2017 maturing through 2021.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The carrying value of these short-term borrowing agreements was $668,000 and $1,584,000 at June 30, 2018 and December 31, 2017, respectively.

Note 8 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at June 30, 2018 was 4.27%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at June 30, 2018 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at June 30, 2018 was 3.52%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at June 30, 2018 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 9 – Subordinated Debt Offering

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrue interest at a fixed rate of 6.50% for the first five years until March 31, 2023; thereafter, the subordinated notes will accrue interest at an annual floating rate equal to three-month LIBOR plus a spread of 3.73% until maturity or early redemption. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. At June 30, 2018, the carrying value of the notes totaled $5,547,000.

Note 10 – Stock incentive plan

The Village Bank and Trust Financial Corp. Incentive Plan, which was adopted on February 28, 2006, authorized the issuance of up to 48,750 shares of common stock (after the reverse stock split in 2014) (the “2006 Plan”). On May 26, 2015, the Company’s shareholders approved the adoption of the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (the “2015 Plan”) authorizing the issuance of up to 60,000 shares of common stock. The 2015 Plan was adopted to replace the 2006 Plan and any new awards will be made pursuant to the 2015 Plan. The prior awards made under the 2006 Plan were unchanged by the adoption of the 2015 Plan and continue to be governed by the terms of the 2006 Plan.

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

During the first quarter of 2018, we granted certain officers 1,590 restricted shares of common stock with a weighted average fair value of $32.42 on the date of grant. These restricted stock awards vest over three years. During the second quarter of 2017, we granted certain officers 600 restricted shares of common stock with a weighted average fair value of $28.83 at the date of grant. These restricted stock awards vest over two years. During the third quarter of 2017, we granted certain officers 5,450 restricted shares of common stock with a weighted average fair value of $31.00 at the date of grant. These restricted stock awards vest over three years. During the fourth quarter of 2017, we granted certain officers 660 restricted shares of common stock with a weighted average fair value of $30.65 at the date of grant. These restricted stock awards vest over one year.

The total number of shares underlying non-vested restricted stock was 20,197 and 30,098 at June 30, 2018 and 2017, respectively.

The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period. Unrecognized stock-based compensation related to nonvested share based compensation arrangements granted under the stock incentive plan as of June 30, 2018 and 2017, was $268,946 and $413,281, respectively. The time based unrecognized compensation of $204,788 is expected to be recognized over a weighted average period of 1.69 years.

Stock-based compensation expense was approximately $117,000 and $120,000 for the six months ended June 30, 2018 and 2017, respectively.

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

Assets held for sale: Assets held for sale were transferred from premises and equipment at the lower of cost less accumulated depreciation or fair value at the date of transfer. The Company periodically evaluates the value of assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the assets held for sale as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the asset held for sale as nonrecurring Level 3.

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (dollars in thousands):

	Fair Value Measurement
	at June 30, 2018 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$23,227	$-	$23,227	$-
Mortgage-backed securities	19,848	-	19,848	-
Subordinated debt	4,062	-	1,488	2,574

Financial Assets - Non-Recurring
Impaired loans	2,276	-	-	2,276
Assets held for sale	610	-	-	610
Other real estate owned	732	-	-	732

	Fair Value Measurement
	at December 31, 2017 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$23,683	$-	$23,683	$-
Mortgage-backed securities	21,940	-	21,940	-
Subordinated debt	4,088	757	1,531	1,800

Financial Assets - Non-Recurring
Impaired loans	2,769	-	-	2,769
Assets held for sale	610	-	-	610
Other real estate owned	1,788	-	-	1,788

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)

Impaired loans - real estate secured	$2,017	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)
Impaired loans - non-real estate secured	$259	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of marketability or practical life	0%-50% (20%)
Assets held for sale	$610	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)
Other real estate owned	$732	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)

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

In accordance with the prospective adoption of ASU No. 2016-01 as previously discussed, the fair value of loans as of June 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

		June 30,		December 31,
		2018		2017
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$15,728	$15,728	$17,810	$17,810
Investment securities available for sale	Level 1	-	-	757	757
Investment securities available for sale	Level 2	44,563	44,563	47,154	47,154
Investment securities available for sale	Level 3	2,574	2,574	1,800	1,800
Federal Home Loan Bank stock	Level 2	1,299	1,299	920	920
Loans held for sale	Level 2	9,106	9,106	8,047	8,047
Loans	Level 3	401,074	395,046	365,940	366,035
Impaired loans	Level 3	2,276	2,276	2,769	2,769
Assets held for sale	Level 3	610	610	610	610
Other real estate owned	Level 3	732	732	1,788	1,788
Bank owned life insurance	Level 3	7,350	7,350	7,268	7,268
Accrued interest receivable	Level 2	2,444	2,444	2,600	2,600

Financial liabilities
Deposits	Level 2	432,983	430,456	411,624	411,044
FHLB borrowings	Level 2	20,500	20,491	12,300	12,294
Trust preferred securities	Level 2	8,764	9,288	8,764	9,099
Other borrowings	Level 2	668	668	1,584	1,584
Accrued interest payable	Level 2	149	149	93	93

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

The following table presents segment information as of and for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended June 30, 2018

Revenues
Interest income	$5,079	$73	$-	$5,152
Gain on sale of loans	-	1,422	-	1,422
Other revenues	588	188	(51)	725
Total revenues	5,667	1,683	(51)	7,299

Expenses
Interest expense	924	-	-	924
Salaries and benefits	2,140	832	-	2,972
Commissions	-	480	-	480
Other expenses	1,903	277	(51)	2,129
Total operating expenses	4,967	1,589	(51)	6,505

Income before income taxes	$700	$94	$-	$794

Total assets	$508,158	$9,628	$(11,434)	$506,352

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended June 30, 2017

Revenues
Interest income	$4,127	$68	$(3)	$4,192
Gain on sale of loans	-	1,424	-	1,424
Other revenues	563	212	(52)	723
Total revenues	4,690	1,704	(55)	6,339

Expenses
Interest expense	670	3	(3)	670
Salaries and benefits	2,063	985	-	3,048
Commissions	-	382	-	382
Other expenses	1,763	197	(52)	1,908
Total operating expenses	4,496	1,567	(55)	6,008

Income before income taxes	$194	$137	$-	$331

Total assets	$464,067	$11,075	$(12,887)	$462,255

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Six Months Ended June 30, 2018

Revenues
Interest income	$9,809	$120	$-	$9,929
Gain on sale of loans	-	2,451	-	2,451
Other revenues	1,146	305	(100)	1,351
Total revenues	10,955	2,876	(100)	13,731

Expenses
Interest expense	1,690	-	-	1,690
Salaries and benefits	4,264	1,651	-	5,915
Commissions	-	802	-	802
Other expenses	3,601	545	(100)	4,046
Total operating expenses	9,555	2,998	(100)	12,453

Income (loss) before income taxes	$1,400	$(122)	$-	$1,278

Total assets	$508,158	$9,628	$(11,434)	$506,352

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Six Months Ended June 30, 2017

Revenues
Interest income	$8,200	$133	$(9)	$8,324
Gain on sale of loans	-	2,800	-	2,800
Other revenues	1,114	345	(96)	1,363
Total revenues	9,314	3,278	(105)	12,487

Expenses
Interest expense	1,309	9	(9)	1,309
Salaries and benefits	4,081	1,977	-	6,058
Commissions	-	748	-	748
Other expenses	3,139	449	(96)	3,492
Total operating expenses	8,529	3,183	(105)	11,607

Income (loss) before income taxes	$785	$95	$-	$880

Total assets	$464,067	$11,075	$(12,887)	$462,255

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

Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes of $270,000 and $120,000 as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2018

Net unrealized losses on securities	$(965)	$(391)
Net unrecognized losses on defined benefit plan	(57)	(61)
Total other comprehensive loss	$(1,022)	$(452)

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

The capital amounts and ratios at June 30, 2018 and December 31, 2017 for the Bank are presented in the table below (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2018
Total capital (to risk- weighted assets)
Village Bank	$47,134	12.10%	$31,151	8.00%	$38,939	10.00%

Tier 1 capital (to risk- weighted assets)
Village Bank	43,926	11.28%	23,363	6.00%	31,151	8.00%

Leverage ratio (Tier 1 capital to average assets)
Village Bank	43,926	9.00%	19,523	4.00%	24,403	5.00%

Common equity tier 1 (to risk- weighted assets)
Village Bank	43,926	11.28%	17,522	4.50%	25,310	6.50%

December 31, 2017
Total capital (to risk- weighted assets)
Village Bank	$45,504	12.88%	$28,268	8.00%	$35,335	10.00%

Tier 1 capital (to risk- weighted assets)
Village Bank	42,265	11.96%	21,201	6.00%	26,268	8.00%

Leverage ratio (Tier 1 capital to average assets)
Village Bank	42,265	9.18%	18,422	4.00%	23,028	5.00%

Common equity tier 1 (to risk- weighted assets)
Village Bank	42,265	11.96%	15,901	4.50%	22,968	6.50%

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

The Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated (in thousands):

	June 30,	December 31,
	2018	2017

Undisbursed credit lines	$60,211	$65,495
Commitments to extend or originate credit	25,076	13,888
Standby letters of credit	4,297	4,615

Total commitments to extend credit	$89,584	$83,998

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

There was $153,000 and $225,000 in income tax expense recorded for the three and six month period ended June 30, 2018, respectively, compared to $94,000 and $227,000 for the for the three and six months period ended June 30, 2017, respectively.

The net operating losses available to offset future taxable income amounted to $22,155,000 at June 30, 2018 and begin expiring in 2028.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense of approximately $80,000 and $161,000 for the three and six months ended June 30, 2018, respectively, compared to $86,000 and $171,000 for the three and six months ended June 30, 2017, respectively.

Note 16 – Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company has determined that the provisions of ASU-2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities; however, the Company does not expect this to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in the ASU are effective beginning after December 15, 2019 and for interim periods within that year. Early adoption is permitted beginning after December 15, 2018. Entities will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings in the first period effective. While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems. This guidance may result in material changes in the Company's accounting for credit losses on financial instruments.

In March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, the Company is required to apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company does have exposure and is assessing the impact of ASU 2017-08, and may choose early adoption. Overall, the Company does not expect it to have a material impact on its consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The amendments expand the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

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

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at June 30, 2018 and December 31, 2017 and the results of operations for the Company for the three and six months ended June 30, 2018 and 2017. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended June 30, 2018, the Company had net income and net income available to common shareholders of $641,000, or $0.45 per fully diluted share, compared to net income of $237,000 and net income available to common shareholders of $123,000, or $0.09 per fully diluted share, for the same period in 2017. For the six months ended June 30, 2018, the Company had net income of $1,053,000 and net income available to common shareholders of $940,000 or $0.66 per fully diluted share, compared to net income of $653,000 and net income available to common shareholders of $381,000, or $0.27 per fully diluted share for the same period in 2017.

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

	For the Three Months Ended June 30,
	2018	2017	Change
	(dollars in thousands)

Average interest-earning assets	$451,057	$404,740	$46,317
Interest income	$5,152	$4,192	$960
Yield on interest-earning assets	4.58%	4.15%	0.43%
Average interest-bearing liabilities	$341,022	$311,766	$29,256
Interest expense	$924	$670	$254
Cost of interest-bearing liabilities	1.09%	0.86%	0.23%
Net interest income	$4,228	$3,522	$706
Net interest margin	3.76%	3.49%	0.27%

The increase in net interest income of $706,000 in the second quarter of 2018 was a result of positive movements in interest income. Interest income increased by $960,000 with interest income on loans held for investment increasing by $875,000 and interest income on investment securities increasing by $94,000. The increase in interest income on loans held for investment was attributable to an increase in average loans outstanding of $51,056,000 and an increase in the yield of 30 basis points. The increase in interest income on securities was due to an increase in average investment securities of $4,342,000 and an increase in the yield of 65 basis points. Interest expense increased by $254,000 as a result of an increase in average interest bearing liabilities of $29,256,000 and an increase in the cost of interest bearing liabilities of 23 basis points.

	For the Six Months Ended June 30,
	2018	2017	Change
	(dollars in thousands)

Average interest-earning assets	$442,924	$400,391	$42,533
Interest income	$9,929	$8,324	$1,605
Yield on interest-earning assets	4.52%	4.19%	0.33%
Average interest-bearing liabilities	$335,039	$307,831	$27,208
Interest expense	$1,690	$1,309	$381
Cost of interest-bearing liabilities	1.02%	0.86%	0.16%
Net interest income	$8,239	$7,015	$1,224
Net interest margin	3.75%	3.53%	0.22%

The increase in net interest income of $1,224,000 for the six months ended June 30, 2018 was a result of positive movements in interest income. Interest income increased $1,605,000 with interest income on loans increasing $1,423,000 and interest income on investments increasing by $194,000. The increase in interest income on loans was attributable to an increase in average loans outstanding of $42,597,000 and an increase in the yield of 23 basis points. The increase in interest income on securities was due to an increase in average investment securities of $4,843,000 and an increase in the yield of 65 basis points. Interest expense increased by $381,000 as a result of an increase in average interest bearing liabilities of $27,208,000 and an increase in the cost of interest bearing liabilities of 16 basis points.

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

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$393,057	$4,800	4.90%	$342,001	$3,925	4.60%
Loans held for sale	6,056	73	4.83%	6,454	68	4.23%
Investment securities	47,777	259	2.17%	43,435	165	1.52%
Federal funds and other	4,167	20	1.93%	12,850	34	1.06%
Total interest earning assets	451,057	5,152	4.58%	404,740	4,192	4.15%

Allowance for loan losses and deferred fees	(3,425)			(3,303)
Cash and due from banks	10,623			10,649
Premises and equipment, net	12,873			12,777
Other assets	20,660			25,544
Total assets	$491,788			$450,407

Interest bearing deposits
Interest checking	$48,767	$22	0.18%	$44,363	$20	0.18%
Money market	81,736	86	0.42%	77,021	74	0.39%
Savings	24,545	11	0.18%	22,711	10	0.18%
Certificates	154,553	540	1.40%	152,798	485	1.27%
Total	309,601	659	0.85%	296,893	589	0.80%
Borrowings	31,421	265	3.38%	14,873	81	2.18%
Total interest bearing liabilities	341,022	924	1.09%	311,766	670	0.86%
Noninterest bearing deposits	113,340			92,123
Other liabilities	2,848			2,941
Total liabilities	457,210			406,830
Equity capital	34,578			43,577
Total liabilities and capital	$491,788			$450,407

Net interest income before provision for loan losses		$4,228			$3,522

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.49%			3.29%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.76%			3.49%

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$384,143	$9,241	4.85%	$341,546	$7,818	4.62%
Loans held for sale	5,160	120	4.69%	6,491	133	4.13%
Investment securities	48,412	522	2.17%	43,569	328	1.52%
Federal funds and other	5,209	46	1.78%	8,785	45	1.03%
Total interest earning assets	442,924	9,929	4.52%	400,391	8,324	4.19%

Allowance for loan losses and deferred fees	(3,320)			(3,303)
Cash and due from banks	10,718			10,258
Premises and equipment, net	12,929			12,771
Other assets	20,912			25,598
Total assets	$484,163			$445,715

Interest bearing deposits
Interest checking	$48,096	$43	0.18%	$43,910	$39	0.18%
Money market	82,612	169	0.41%	74,732	142	0.38%
Savings	24,124	21	0.18%	22,258	19	0.17%
Certificates	153,567	1,057	1.39%	152,773	955	1.26%
Total	308,399	1,290	0.84%	293,673	1,155	0.79%
Borrowings	26,640	400	3.03%	14,158	154	2.19%
Total interest bearing liabilities	335,039	1,690	1.02%	307,831	1,309	0.86%
Noninterest bearing deposits	109,231			90,506
Other liabilities	2,933			3,798
Total liabilities	447,203			402,135
Equity capital	36,960			43,580
Total liabilities and capital	$484,163			$445,715

Net interest income before provision for loan losses		$8,239			$7,015

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.50%			3.33%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.75%			3.53%

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

The Company did not record a provision for loan losses for the three and six months ended June 30, 2018 and 2017.

The provision for (recovery of) loan losses by category is presented following (in thousands):

					For Year Ended
	Six Months Ended June 30,				December 31,
	2018		2017		2017
	Provision	Loans	Provision	Loans	Provision	Loans
	(Recovery)	Outstanding	(Recovery)	Outstanding	(Recovery)	Outstanding

Construction and land development	$31	$36,654	$(91)	$34,950	$(118)	$30,817
Commercial real estate	(45)	190,673	(115)	138,393	98	165,505
Consumer real estate	(12)	90,643	46	77,500	(30)	88,228
Commercial and industrial	(10)	41,092	69	43,491	316	36,506
Guaranteed student loans	43	42,133	11	43,422	96	45,805
Consumer	18	2,155	-	1,985	4	1,848
Unallocated	(25)	-	80	-	(366)	-

	$-	$403,350	$-	$339,741	$-	$368,709

For more financial data and other information about the Allowance for loan losses refer to section, “Balance Sheet Analysis “ under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, gains and losses on sale of mortgage loans and securities held for sale, and rental income primarily on our previous headquarters building. The most significant noninterest income item has been mortgage banking income, net of commissions, representing 67% and 70% for the three month periods ended June 30, 2018 and 2017, respectively, and 65% and 69% for the six month periods ended June 30, 2018 and 2017, respectively.

	For the Three Months Ended
	June 30,		Change
	2018	2017	$	%
	(dollars in thousands)

Service charges and fees	$482	$459	$23	5.0%
Mortgage banking income, net	1,120	1,236	(116)	(9.4)%
Other	65	70	(5)	(7.1)%
Total noninterest income	$1,667	$1,765	$(98)	(5.6)%

•	The decrease in mortgage banking income, net of commissions, is due primarily to an increase in commission expense from $382,000 for the three months ended June 30, 2017 to $480,000 for the three months ended June 30, 2018.

	For the Six Months Ended
	June 30,		Change
	2018	2017	$	%
	(dollars in thousands)

Service charges and fees	$939	$912	$27	3.0%
Mortgage banking income, net	1,937	2,369	(432)	(18.2)%
Gain (loss) on sale of investment securities	-	(9)	9	(100.0)%
Other	124	143	(19)	(13.3)%
Total noninterest income	$3,000	$3,415	$(415)	(12.2)%

•	The decrease in mortgage banking income, net of commissions, is due to decreased activity by our mortgage banking segment as the mortgage market has been less favorable during the six months ended June 30, 2018 as inventory of houses for sale has been low. The gain on sale is recognized at the date of sale to the investor and mortgage loan sales decreased from $88,924,000 for the six months ended June 30, 2017 to $79,036,000 for the six months ended June 30, 2018.

Noninterest expense

	For the Three Months Ended
	June 30,		Change
	2018	2017	$	%
	(dollars in thousands)

Salaries and benefits	$2,972	$3,048	$(76)	(2.5)%
Occupancy	345	284	61	21.5%
Equipment	214	177	37	20.9%
Supplies	47	62	(15)	(24.2)%
Professional and outside services	802	727	75	10.3%
Advertising and marketing	67	51	16	31.4%
Foreclosed assets, net	(5)	30	(35)	(116.7)%
FDIC insurance premium	79	69	10	14.5%
Other operating expense	580	508	72	14.2%
Total noninterest income	$5,101	$4,956	$145	2.9%

•	The decrease in salaries and benefits was due to staffing reductions associated with processing efficiencies gained in the mortgage segment.
•	Occupancy increased due to the opening of a new mortgage company branch, increase in snow removal expenses and building management fees.
•	The increase in professional and outside services was due to higher data processing expenses, as result of growth in loans and deposits, and higher legal expenses recognized during the second quarter of 2018 compared to the second quarter of 2017.
•	The decrease in expenses related to foreclosed assets is attributed to a decline in the other real estate owned balance from $1,788,000 at June 30, 2017 to $732,000 at June 30, 2018.

	For the Six Months Ended
	June 30,		Change
	2018	2017	$	%
	(dollars in thousands)

Salaries and benefits	$5,915	$6,058	$(143)	(2.4)%
Occupancy	675	551	124	22.5%
Equipment	430	360	70	19.4%
Cease use lease obligation	-	(125)	125	(100.0)%
Supplies	104	117	(13)	(11.1)%
Professional and outside services	1,521	1,512	9	0.6%
Advertising and marketing	147	140	7	5.0%
Foreclosed assets, net	(74)	(162)	88	(54.3)%
FDIC insurance premium	156	138	18	13.0%
Other operating expense	1,087	961	126	13.1%
Total noninterest income	$9,961	$9,550	$411	4.3%

•	The decrease in salaries and benefits was due to staffing reductions associated with processing efficiencies gained in the mortgage segment.
•	Occupancy increased due to the opening of a new mortgage company branch, increase in snow removal expenses and building management fees.
•	During the fourth quarter of 2016, the Company recorded a loss from branch consolidation of $252,000 related to a future lease obligation, which was settled for a lower amount late in the first quarter of 2017 resulting in a partial recovery of $125,000.
•	The change in expense related to foreclosed assets was primarily due to the recognition of gains on the sale of foreclosed assets of $218,000 during the first six months of 2017 compared to a gain of $83,000 during first six months of 2018.

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

Income tax expense for the three and six months ended June 30, 2018 was $153,000 and $225,000, respectively, resulting in an effective tax rate of 19.3% and 17.6%, respectively, compared to $94,000 and $227,000, or 28.4% and 25.8%, for the same periods in 2017. The lower effective tax rates in 2018 resulted from the reduction in the corporate income tax rate beginning in 2018.

The Company has a net deferred tax asset which is included in other assets on the balance sheet. For more financial data and other information about income taxes refer to Note 15 “Income Taxes” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Balance Sheet Analysis

Investment securities

At June 30, 2018 and December 31, 2017, all of our investment securities were classified as available for sale.

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

Approximately 79% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. We are much less reliant on real estate secured lending than was the case in 2012 when 90% of our loan portfolio consisted of this type of lending. Approximately 10% of the loan portfolio consists of rehabilitated student loans purchased by the Bank in 2017, 2016, 2015 and 2014 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 10% of all loans. Loans in this category are typically made to individuals, and small and medium-sized businesses, and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amount	%	Amount	%
Construction and land development
Residential	$5,961	1.48%	$5,361	1.45%
Commercial	30,693	7.61%	25,456	6.91%
	36,654	9.09%	30,817	8.36%
Commercial real estate
Owner occupied	98,541	24.43%	85,004	23.06%
Non-owner occupied	80,535	19.97%	70,845	19.21%
Multifamily	11,352	2.81%	9,386	2.55%
Farmland	245	0.06%	270	0.07%
	190,673	47.27%	165,505	44.89%
Consumer real estate
Home equity lines	22,566	5.59%	22,849	6.20%
Secured by 1-4 family residential
First deed of trust	58,808	14.58%	57,919	15.71%
Second deed of trust	9,269	2.30%	7,460	2.02%
	90,643	22.47%	88,228	23.93%
Commercial and industrial loans
(except those secured by real estate)	41,092	10.19%	36,506	9.90%
Guaranteed student loans	42,133	10.45%	45,805	12.42%
Consumer and other	2,155	0.53%	1,848	0.50%

Total loans	403,350	100.0%	368,709	100.0%
Deferred fees and costs, net	786		699
Less: allowance for loan losses	(3,208)		(3,239)

	$400,928		$366,169

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

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	June 30,	December 31,	June 30,
	2018	2017	2017

Nonaccrual loans	$1,927	$2,320	$1,937
Other real estate owned	732	1,788	1,788
Total nonperforming assets	$2,659	$4,108	$3,725

Restructured loans (not included in nonaccrual loans above)	$9,796	$10,194	$10,256

Loans past due 90 days and still accruing (1)	$6,577	$7,229	$8,058

Nonperforming assets to loans (2)	0.66%	1.11%	1.09%

Nonperforming assets to total assets	0.53%	0.86%	0.81%

Allowance for loan losses to nonaccrual loans	166.4%	139.6%	168.7%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of deferred fees and costs.

The following table presents an analysis of the changes in nonperforming assets for the six months ended June 30, 2018 (in thousands):

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2107	$2,320	$1,788	$4,108
Additions	559	-	559
Loans placed back on accrual	(250)	-	(250)
Transfers to OREO	-	-	-
Repayments	(247)	-	(247)
Charge-offs	(455)	-	(455)
Sales	-	(1,056)	(1,056)

Balance June 30, 2018	$1,927	$732	$2,659

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

Of the total nonaccrual loans of $1,927,000 at June 30, 2018 that were considered impaired, six loans totaling $428,000 had specific allowances for loan losses totaling $152,000. This compares to $2,320,000 in nonaccrual loans at December 31, 2017 of which thirteen loans totaling $1,053,000 had specific allowances for loan losses of $454,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $185,000 and $124,000 for the six months ended June 30, 2018 and 2017, respectively.

Deposits

Deposits as of June 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amount	%	Amount	%

Demand accounts	120,718	27.9%	$104,138	25.3%
Interest checking accounts	48,742	11.3%	48,042	11.7%
Money market accounts	83,016	19.2%	82,523	20.1%
Savings accounts	29,042	6.7%	27,596	6.7%
Time deposits of $250,000 and over	21,362	4.9%	21,592	5.2%
Other time deposits	130,103	30.0%	127,733	31.0%

Total	$432,983	100.0%	$411,624	100.0%

Total deposits increased by $21,359,000, or 5.2%, from $411,624,000 at December 31, 2017 to $432,983,000 at June 30, 2018, as compared to an increase of $22,114,000, or 5.8%, during the first six months of 2017. Checking and savings accounts increased by $18,726,000, money market accounts increased by $493,000 and time deposits increased by $2,140,000 during the first six months of 2018. The cost of our interest-bearing deposits increased to 0.84% for the first six months of 2018 compared to 0.79% for the first six months of 2017.

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

Capital resources

Shareholders’ equity at June 30, 2018 was $34,794,000 compared to $39,334,000 at December 31, 2017. The $4.5 million decrease in shareholders’ equity during the six months ended June 30, 2018 is primarily due to the redemption of the Company’s remaining 5,027 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A on March 30, 2018.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2018	2017

Tier 1 capital
Total bank equity capital	$45,607	$44,748
Net unrealized loss on available-for-sale securities	964	401
Defined benefit postretirement plan	58	51
Dissallowed deferred tax asset	(2,703)	(2,935)
Disallowed intangible assets	-	-
Total Tier 1 capital	43,926	42,265

Tier 2 capital
Allowance for loan losses	3,208	3,239
Total Tier 2 capital	3,208	3,239

Total risk-based capital	47,134	45,504

Risk-weighted assets	$389,388	$353,349

Average assets	$488,065	$460,556

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	9.00%	9.18%
Common equity tier 1 capital ratio (CET 1)	11.28%	11.96%
Tier 1 capital to risk-weighted assets	11.28%	11.96%
Total capital to risk-weighted assets	12.10%	12.88%
Equity to total assets	9.04%	9.42%

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

At June 30, 2018, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $62,865,000, or 12% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $7,971,000 of these securities are pledged against current and potential fundings.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were borrowings against the lines of $668,000 and $1,584,000 at June 30, 2018 and December 31, 2017, respectively.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2018 was $16.1 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets. Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At June 30, 2018, we had commitments to originate $89,584,000 of loans. Fixed commitments to incur capital expenditures were approximately $100,000 at June 30, 2018. Certificates of deposit scheduled to mature in the 12-month period ending June 30, 2019 totaled $82,615,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

Other real estate owned

Other real estate owned represents properties acquired through foreclosure or physical possession.  Write-downs to fair value less cost to sell of foreclosed assets at the time of transfer are charged to allowance for loan losses.  Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance was $67,000 and $281,000 at June 30, 2018 and December 31, 2017, respectively. Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties.  The evaluation of these factors involves subjective estimates and judgments that may change.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2018. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

10.1	Change in Control Agreement, dated May 22, 2018, by and between Village Bank and Trust Financial Corp. and Donald M Kaloski, Jr. (incorporated by reference to Exhibit 101 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2018).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: August 14, 2018	By:	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

Date: August 14, 2018	By:	/s/ Donald M. Kaloski, Jr.
Donald M. Kaloski, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document

10.1	Change in Control Agreement, dated May 22, 2018, by and between Village Bank and Trust Financial Corp. and Donald M Kaloski, Jr. (incorporated by reference to Exhibit 101 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2018)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

