Form 10-Q
period 2018-09-30
Village Bank & Trust Financial Corp.
filed 2018-11-09
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
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

1,434,123 shares of common stock, $4.00 par value, outstanding as of November 6, 2018

Village Bank and Trust Financial Corp.

Form 10-Q

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Balance Sheets
September 30, 2018 (Unaudited) and December 31, 2017*
(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$14,877	$17,810
Federal funds sold	523	-
Total cash and cash equivalents	15,400	17,810
Investment securities available for sale	45,985	49,711
Loans held for sale	4,496	8,047
Loans
Outstandings	415,555	368,709
Allowance for loan losses	(3,131)	(3,239)
Deferred fees and costs, net	764	699
Total loans, net	413,188	366,169
Other real estate owned, net of valuation allowance	548	1,788
Assets held for sale	610	610
Premises and equipment, net	12,624	12,982
Bank owned life insurance	7,396	7,268
Accrued interest receivable	2,657	2,600
Other assets	9,415	9,989

	$512,319	$476,974

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$120,374	$104,138
Interest bearing	316,492	307,486
Total deposits	436,866	411,624
Federal Home Loan Bank advances	22,500	12,300
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,555	-
Other borrowings	-	1,584
Accrued interest payable	196	93
Other liabilities	2,619	3,275
Total liabilities	476,500	437,640

Shareholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference, 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2018 and 5,027 shares issued and outstanding at December 31, 2017	-	20
Common stock, $4 par value - 10,000,000 shares authorized; 1,434,123 shares issued and outstanding at September 30, 2018 and 1,430,751 shares issued and outstanding at December 31, 2017	5,697	5,672
Additional paid-in capital	53,159	58,055
Accumulated deficit	(22,625)	(24,693)
Common stock warrant	732	732
Stock in directors rabbi trust	(998)	(1,010)
Directors deferred fees obligation	998	1,010
Accumulated other comprehensive loss	(1,144)	(452)
Total shareholders' equity	35,819	39,334

	$512,319	$476,974

* Derived from audited consolidated financial statements

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income
Loans	$5,192	$4,135	$14,552	$12,086
Investment securities	254	178	776	506
Federal funds sold	34	67	81	111
Total interest income	5,480	4,380	15,409	12,703

Interest expense
Deposits	715	615	2,005	1,770
Borrowed funds	332	73	732	227
Total interest expense	1,047	688	2,737	1,997

Net interest income	4,433	3,692	12,672	10,706
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	4,433	3,692	12,672	10,706

Noninterest income
Service charges and fees	485	460	1,424	1,372
Mortgage banking income, net	1,227	1,114	3,164	3,482
Loss on sale of investment securities	-	-	-	(9)
Other	83	73	207	216
Total noninterest income	1,795	1,647	4,795	5,061

Noninterest expense
Salaries and benefits	2,928	2,985	8,843	9,042
Occupancy	316	269	991	821
Equipment	228	193	658	553
Cease use lease obligation	-	-	-	(125)
Supplies	44	55	147	173
Professional and outside services	649	742	2,170	2,254
Advertising and marketing	77	134	224	274
Foreclosed assets, net	21	11	(53)	(151)
FDIC insurance premium	82	69	238	207
Other operating expense	475	502	1,563	1,460
Total noninterest expense	4,820	4,960	14,781	14,508

Income before income tax expense	1,408	379	2,686	1,259
Income tax expense	280	106	505	333

Net income	1,128	273	2,181	926

Preferred stock dividends and amortization of discount	-	(113)	(113)	(385)
Net income available to common shareholders	$1,128	$160	$2,068	$541

Earnings per common share, basic	$0.79	$0.11	$1.44	$0.38
Earnings per common share, diluted	$0.79	$0.11	$1.44	$0.38

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2107

Net income	$1,128	$273	$2,181	$926
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	(157)	33	(883)	80
Tax effect	33	(11)	185	(27)
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	(124)	22	(698)	53

Reclassification adjustment
Reclassification adjustment for losses realized in income	-	-	-	9
Tax effect	-	-	-	3
Reclassification for losses included in net income, net of tax	-	-	-	6

Minimum pension adjustment	3	3	9	9
Tax effect	(1)	(1)	(3)	(3)
Minimum pension adjustment, net of tax	2	2	6	6

Total other comprehensive income (loss)	(122)	24	(692)	65

Total comprehensive income (loss)	$1,006	$297	$1,489	$991

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Shareholders' Equity
Nine Months Ended September 30, 2018 and 2017
(Unaudited)
(in thousands)

							Directors	Accumulated
			Additional			Stock in	Deferred	Other
	Preferred	Common	Paid-in	Retained		Directors	Fees	Comprehensive
	Stock	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Loss	Total

Balance, December 31, 2017	$20	$5,672	$58,055	$(24,693)	$732	$(1,010)	$1,010	$(452)	$39,334
Preferred stock redemption	(20)		(5,007)	-	-	-	-	-	(5,027)
Preferred stock dividend	-	-	-	(113)	-	-	-	-	(113)
Restricted stock redemption	-	-	-	-	-	12	(12)	-	-
Vesting of restricted shares	-	25	(25)	-	-	-	-	-	-
Stock based compensation	-	-	136	-	-	-	-	-	136
Net income	-	-	-	2,181	-	-	-	-	2,181
Other comprehensive loss	-	-	-	-	-	-	-	(692)	(692)

Balance, September 30, 2018	$-	$5,697	$53,159	$(22,625)	$732	$(998)	$998	$(1,144)	$35,819

Balance, December 31, 2016	$23	$5,629	$58,643	$(21,172)	$732	$(1,034)	$1,034	$(241)	$43,614
Preferred stock redemption	(3)	-	(685)	-	-	-	-	-	(688)
Preferred stock dividend	-	-	-	(385)	-	-	-	-	(385)
Restricted stock redemption	-	-	-	-	-	24	(24)	-	-
Vesting of restricted shares	-	32	(32)	-	-	-	-	-	-
Stock based compensation	-	-	102	-	-	-	-	-	102
Net income	-	-	-	926	-	-	-	-	926
Other comprehensive income	-	-	-	-	-	-	-	65	65

Balance, September 30, 2017	$20	$5,661	$58,028	$(20,631)	$732	$(1,010)	$1,010	$(176)	$43,634

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2018 and 2017
(Unaudited)
(in thousands)

	2018	2017

Cash Flows from Operating Activities
Net income	$2,181	$926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	548	552
Deferred income taxes	503	332
Write-down of other real estate owned	-	351
Valuation allowance other real estate owned	-	(331)
Loss on securities sold	-	9
Gain on loans sold	(4,131)	(4,195)
Gain on sale of other real estate owned	(69)	(218)
Stock compensation expense	136	102
Proceeds from sale of mortgage loans	135,035	132,070
Origination of mortgage loans for sale	(127,353)	(118,732)
Amortization of premiums and accretion of discounts on securities, net	85	66
Increase in bank owned life insurance	(128)	(129)
Net change in:
Interest receivable	(57)	(242)
Other assets	262	50
Interest payable	103	72
Other liabilities	(656)	(903)
Net cash provided by operating activities	6,459	9,780

Cash Flows from Investing Activities
Purchases of available for sale securities	-	(4,379)
Proceeds from the sale of available for sale securities	-	1,993
Proceeds from maturities, calls and paydowns of available for sale securities	2,758	1,461
Net increase in loans	(47,019)	(10,333)
Proceeds from sale of other real estate owned	1,309	1,621
Purchases of premises and equipment	(190)	(871)
Net cash used in investing activities	(43,142)	(10,508)

Cash Flows from Financing Activities
Redeemption of preferred stock	(5,027)	(688)
Payment of preferred dividends	(113)	(2,916)
Net increase in deposits	25,242	24,127
Net increase (decrease) in Federal Home Loan Bank advances	10,200	(800)
Net decrease in other borrowings	(1,568)	(81)
Issuance of Subordinated debt, net	5,539	-
Net cash provided by financing activities	34,273	19,642

Net (decrease) increase in cash and cash equivalents	(2,410)	18,914
Cash and cash equivalents, beginning of period	17,810	11,796

Cash and cash equivalents, end of period	$15,400	$30,710

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$2,634	$1,925
Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$-	$285
Dividends on preferred stock accrued	$-	$385

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

Note 1 - Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”).

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

The accompanying consolidated financial statements and notes reflect certain reclassifications in prior periods to conform to the current presentation. As of January 1, 2018, the Company began netting commissions paid to generate mortgage banking revenue against the related revenue balances. Prior to 2018, these commission expenses were shown separately under noninterest expense on the Consolidated Statement of Operations. Accordingly, the balances associated with the mortgage banking segment for the period ended September 30, 2017 for “Gain on sale of loans”, “Service charges and fees” and “Other income” under noninterest income, and “Commissions” under noninterest expense have been restated under “Mortgage banking income, net” within the Consolidated Statements of Operations to conform to this presentation. Management believes this will better represent actual mortgage banking income generated from this activity.

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

Note 3 - Earnings per common share

The following table presents the basic and diluted earnings per common share computation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Net income - basic and diluted	$1,128	$273	$2,181	$926
Preferred stock dividend	-	(113)	(113)	(385)
Net income available to common shareholders	$1,128	$160	$2,068	$541

Denominator
Weighted average shares outstanding - basic	1,434	1,431	1,433	1,430
Dilutive effect of common stock options	-	-	-	-

Weighted average shares outstanding - diluted	1,434	1,431	1,433	1,430

Earnings per share - basic	$0.79	$0.11	$1.44	$0.38
Earnings per share - diluted	$0.79	$0.11	$1.44	$0.38

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

The vesting of 14,560 and 7,870 respectively, of the unvested restricted shares included in Note 10 “Stock incentive plan” are dependent upon meeting certain performance criteria. As of September 30, 2018 and December 31, 2017, it was indeterminable whether these unvested restricted shares will vest and as such those shares are excluded from common shares issued and outstanding at each date and are not included in the computation of earnings per share for any period presented.

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 1,356 and 1,398 shares were not included in computing diluted earnings per share for the three and nine months ended September 30, 2018, and stock options for 2,337 shares were not included in computing diluted earnings per share for the three and nine months ended September 30, 2017, respectively, because their effects were anti-dilutive. Additionally, the impact of warrants to acquire shares of the Company’s common stock in connection with the Company’s participation in the Troubled Asset Relief Program is not included, as the warrants were anti-dilutive.

Note 4 – Investment securities available for sale

At September 30, 2018 and December 31, 2017, all of our securities were classified as available for sale. The following table presents the composition of our investment portfolio at the dates indicated (dollars in thousands):

			Gross	Gross
	Par	Amortized	Unrealized	Unrealized	Fair	Average
	Value	Cost	Gains	Losses	Value	Yield
September 30, 2018
US Government Agencies
One to five years	$21,400	$21,527	$-	$(474)	$21,053	1.44%
Five to ten years	164	164	-	-	164	2.29%
More than ten years	1,811	1,814	-	(12)	1,802	2.58%
	23,375	23,505	-	(486)	23,019	1.53%
Mortgage-backed securities
Five to ten years	2,828	2,881	-	(130)	2,751	1.74%
More than ten years	16,767	16,884	1	(741)	16,144	2.37%
	19,595	19,765	1	(871)	18,895	2.28%

Subordinated debt
Five to ten years	4,050	4,093	9	(31)	4,071	5.03%

Total investment securities	$47,020	$47,363	$10	$(1,388)	$45,985	2.15%

December 31, 2017
US Government Agencies
One to five years	$21,400	$21,561	$-	$(276)	$21,285	1.44%
More than ten years	2,411	2,415	-	(17)	2,398	1.74%
	23,811	23,976	-	(293)	23,683	1.47%
Mortgage-backed securities
Five to ten years	3,400	3,472	-	(43)	3,429	1.72%
More than ten years	18,518	18,655	1	(145)	18,511	2.39%
	21,918	22,127	1	(188)	21,940	2.28%
Subordinated debt
Five to ten years	4,050	4,103	11	(26)	4,088	5.03%

Total investment securities	$49,779	$50,206	$12	$(507)	$49,711	1.96%

At September 30, 2018, the Company had investment securities with a fair value of $7,936,000 pledged to secure borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). At December 31, 2017, the Company had no investment securities pledged to secure borrowings from the FHLB. There were no investment securities pledged to secure deposit repurchase agreements at September 30, 2018 or December 31, 2017.

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

Investment securities available for sale that have an unrealized loss position at September 30, 2018 and December 31, 2017 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2018
US Government Agencies	$-	$-	$23,019	$(486)	$23,019	$(486)
Mortgage-backed securities	10,374	(449)	8,473	(422)	18,847	(871)
Subordinated debt	1,490	(31)	-	-	1,490	(31)

	$11,864	$(480)	$31,492	$(908)	$43,356	$(1,388)

December 31, 2017
US Government Agencies	$6,153	$(76)	$17,530	$(217)	$23,683	$(293)
Mortgage-backed securities	20,227	(160)	1,651	(28)	21,878	(188)
Subordinated debt	1,021	(26)	-	-	1,021	(26)

	$27,401	$(262)	$19,181	$(245)	$46,582	$(507)

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2018.

Note 5 – Loans and allowance for loan losses

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount	%	Amount	%
Construction and land development
Residential	$14,263	3.43%	$5,361	1.45%
Commercial	26,818	6.45%	25,456	6.91%
	41,081	9.88%	30,817	8.36%
Commercial real estate
Owner occupied	97,632	23.49%	85,004	23.06%
Non-owner occupied	87,006	20.94%	70,845	19.21%
Multifamily	15,411	3.71%	9,386	2.55%
Farmland	232	0.06%	270	0.07%
	200,281	48.20%	165,505	44.89%
Consumer real estate
Home equity lines	22,393	5.39%	22,849	6.20%
Secured by 1-4 family residential
First deed of trust	59,564	14.33%	57,919	15.71%
Second deed of trust	9,757	2.35%	7,460	2.02%
	91,714	22.07%	88,228	23.93%
Commercial and industrial loans (except those secured by real estate)	40,142	9.66%	36,506	9.90%
Guaranteed student loans	40,502	9.75%	45,805	12.42%
Consumer and other	1,835	0.44%	1,848	0.50%

Total loans	415,555	100.0%	368,709	100.0%
Deferred fees and costs, net	764		699
Less: allowance for loan losses	(3,131)		(3,239)

	$413,188		$366,169

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

At September 30, 2018 and December 31, 2017, the Company had loans of $36,303,000 and $29,615,000 pledged to secure borrowings from the FHLB, respectively.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2018	2017
Construction and land development
Commercial	$40	$43
	40	43
Commercial real estate
Owner occupied	-	183
Non-owner occupied	515	-
	515	183
Consumer real estate
Home equity lines	128	135
Secured by 1-4 family residential
First deed of trust	799	1,000
Second deed of trust	155	67
	1,082	1,202
Commercial and industrial loans (except those secured by real estate)	432	870
Consumer and other	10	22

Total loans	$2,079	$2,320

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; and
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (dollars in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
September 30, 2018
Construction and land development
Residential	$14,263	$-	$-	$-	$14,263
Commercial	26,445	7	366	-	26,818
	40,708	7	366	-	41,081
Commercial real estate
Owner occupied	91,175	3,290	3,167	-	97,632
Non-owner occupied	86,491	-	515	-	87,006
Multifamily	15,245	166	-	-	15,411
Farmland	124	108	-	-	232
	193,035	3,564	3,682	-	200,281
Consumer real estate
Home equity lines	21,318	935	140	-	22,393
Secured by 1-4 family residential
First deed of trust	56,180	1,800	1,584	-	59,564
Second deed of trust	9,363	176	218	-	9,757
	86,861	2,911	1,942	-	91,714
Commercial and industrial loans (except those secured by real estate)	37,157	2,345	625	15	40,142
Guaranteed student loans	40,502	-	-	-	40,502
Consumer and other	1,803	8	24	-	1,835

Total loans	$400,066	$8,835	$6,639	$15	$415,555

December 31, 2017
Construction and land development
Residential	$5,361	$-	$-	$-	$5,361
Commercial	24,305	1,108	43	-	25,456
	29,666	1,108	43	-	30,817
Commercial real estate
Owner occupied	78,791	2,716	3,497	-	85,004
Non-owner occupied	70,845	-	-	-	70,845
Multifamily	9,210	176	-	-	9,386
Farmland	270	-	-	-	270
	159,116	2,892	3,497	-	165,505
Consumer real estate
Home equity lines	21,777	932	140	-	22,849
Secured by 1-4 family residential
First deed of trust	53,591	2,637	1,691	-	57,919
Second deed of trust	7,140	181	139	-	7,460
	82,508	3,750	1,970	-	88,228
Commercial and industrial loans (except those secured by real estate)	35,143	139	529	695	36,506
Guaranteed student loans	45,805	-	-	-	45,805
Consumer and other	1,826	4	18	-	1,848

Total loans	$354,064	$7,893	$6,057	$695	$368,709

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
September 30, 2018
Construction and land development
Residential	$-	$-	$-	$-	$14,263	$14,263	$-
Commercial	-	-	-	-	26,818	26,818	-
	-	-	-	-	41,081	41,081	-
Commercial real estate
Owner occupied	138	-	-	138	97,494	97,632	-
Non-owner occupied	-	-	-	-	87,006	87,006	-
Multifamily	-	-	-	-	15,411	15,411	-
Farmland	-	-	-	-	232	232	-
	138	-	-	138	200,143	200,281	-
Consumer real estate
Home equity lines	-	-	-	-	22,393	22,393	-
Secured by 1-4 family residential
First deed of trust	659	368	-	1,027	58,537	59,564	-
Second deed of trust	15	-	-	15	9,742	9,757	-
	674	368	-	1,042	90,672	91,714	-
Commercial and industrial loans (except those secured by real estate)	7	664	569	1,240	38,902	40,142	569
Guaranteed student loans	2,033	1,260	6,092	9,385	31,117	40,502	6,092
Consumer and other	9	13	-	22	1,813	1,835	-

Total loans	$2,861	$2,305	$6,661	$11,827	$403,728	$415,555	$6,661

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2017
Construction and land development
Residential	$-	$-	$-	$-	$5,361	$5,361	$-
Commercial	-	-	-	-	25,456	25,456	-
	-	-	-	-	30,817	30,817	-
Commercial real estate
Owner occupied	-	-	-	-	85,004	85,004	-
Non-owner occupied	-	-	-	-	70,845	70,845	-
Multifamily	-	-	-	-	9,386	9,386	-
Farmland	-	-	-	-	270	270	-
	-	-	-	-	165,505	165,505	-
Consumer real estate
Home equity lines	18	-	-	18	22,831	22,849	-
Secured by 1-4 family residential
First deed of trust	457	-	-	457	57,462	57,919	-
Second deed of trust	91	-	-	91	7,369	7,460	-
	566	-	-	566	87,662	88,228	-
Commercial and industrial loans (except those secured by real estate)	-	3	-	3	36,503	36,506	-
Guaranteed student loans	2,891	1,300	7,229	11,420	34,385	45,805	7,229
Consumer and other	2	-	-	2	1,846	1,848	-

Total loans	$3,459	$1,303	$7,229	$11,991	$356,718	$368,709	$7,229

Loans greater than 90 days past due consist of loans guaranteed by the United States Department of Agriculture, which covers 100% of the principal and interest, and student loans that are guaranteed by the DOE, which covers approximately 98% of the principal and interest. Accordingly, these loans will not be placed on nonaccrual status and are not considered to be impaired.

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

	September 30, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$366	$464	$-	$502	$600	$-
	366	464	-	502	600	-
Commercial real estate
Owner occupied	3,755	3,755		3,879	3,879	-
Non-owner occupied	2,608	2,608	-	2,153	2,153	-
	6,363	6,363	-	6,032	6,032	-
Consumer real estate
Home equity lines	688	688	-	577	577	-
Secured by 1-4 family residential
First deed of trust	3,182	3,182	-	3,931	3,931	-
Second deed of trust	732	940	-	505	713	-
	4,602	4,810	-	5,013	5,221	-
Commercial and industrial loans (except those secured by real estate)	427	774	-	480	827	-
Consumer and other	1	1	-	3	3	-
	11,759	12,412	-	12,030	12,683	-

With an allowance recorded
Commercial real estate
Owner occupied	1,465	1,480	23	1,491	1,506	18
	1,465	1,480	23	1,491	1,506	18
Consumer real estate
Secured by 1-4 family residential
First deed of trust	202	224	21	814	814	98
Second deed of trust	163	163	5	85	85	4
	365	387	26	1,034	1,034	104
Commercial and industrial loans (except those secured by real estate)	298	497	144	740	740	375
Consumer and other	23	23	23	19	19	18
	2,151	2,387	216	3,284	3,299	515

Total
Construction and land development
Commercial	366	464	-	502	600	-
	366	464	-	502	600	-
Commercial real estate
Owner occupied	5,220	5,235	23	5,370	5,385	18
Non-owner occupied	2,608	2,608	-	2,153	2,153	-
	7,828	7,843	23	7,523	7,538	18
Consumer real estate
Home equity lines	688	688	-	712	712	2
Secured by 1-4 family residential,
First deed of trust	3,384	3,406	21	4,745	4,745	98
Second deed of trust	895	1,103	5	590	798	4
	4,967	5,197	26	6,047	6,255	104

Commercial and industrial loans (except those secured by real estate)	725	1,271	144	1,220	1,567	375
Consumer and other	24	24	23	22	22	18
	$13,910	$14,799	$216	$15,314	$15,982	$515

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30, 2018		Ended September 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Commercial	$560	$-	$546	$13
	560	-	546	13
Commercial real estate
Owner occupied	2,520	29	3,814	109
Non-owner occupied	3,016	-	2,509	231
	5,536	29	6,323	340
Consumer real estate
Home equity lines	464	-	497	-
Secured by 1-4 family residential
First deed of trust	1,957	25	3,234	71
Second deed of trust	1,506	12	638	35
	3,927	37	4,369	106
Commercial and industrial loans (except those secured by real estate)	289	7	446	27
Consumer and other	1	-	2	1
	10,313	73	11,686	487

With an allowance recorded
Construction and land development
Commercial	-	-	-	-

Commercial real estate
Owner occupied	978	26	1,477	48
	978	26	1,477	48
Consumer real estate
Home equity line	741	-	67	-
Secured by 1-4 family residential
First deed of trust	217	3	519	18
Second deed of trust	154	2	145	6
	1,112	5	731	24
Commercial and industrial loans (except those secured by real estate)	288	-	544	-
Consumer and other	316	-	15	-
	2,694	31	2,767	72

Total
Construction and land development
Commercial	560	-	546	13
	560	-	546	13
Commercial real estate
Owner occupied	3,498	55	5,291	157
Non-owner occupied	3,016	-	2,509	231
	6,514	55	7,800	388
Consumer real estate
Home equity lines	1,205	-	564	-
Secured by 1-4 family residential,
First deed of trust	2,175	28	3,753	89
Second deed of trust	1,659	14	783	41
	5,039	42	5,100	130
Commercial and industrial loans (except those secured by real estate)	577	7	990	27
Consumer and other	317	-	17	1
	$13,007	$104	$14,453	$559

	For the Three Months		For the Nine Months
	Ended September 30, 2017		Ended September 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Commercial	$99	$1	$100	$3
	99	1	100	3
Commercial real estate
Owner occupied	3,531	32	2,539	90
Non-owner occupied	2,187	23	2,206	82
	5,718	55	4,745	172
Consumer real estate
Home equity lines	751	16	761	17
Secured by 1-4 family residential
First deed of trust	3,737	24	3,615	86
Second deed of trust	555	9	563	27
	5,043	49	4,939	130
Commercial and industrial loans (except those secured by real estate)	470	35	493	49
Consumer and other	4	-	2	-
	11,334	140	10,279	354

With an allowance recorded
Construction and land development
Commercial	467	5	472	17
Commercial real estate
Owner occupied	1,929	17	2,978	58
	1,929	17	2,978	58
Consumer real estate
Home equity line	139	-	69	6
Secured by 1-4 family residential
First deed of trust	815	8	1,120	26
Second deed of trust	129	1	131	3
	1,083	9	1,320	35
Commercial and industrial loans (except those secured by real estate)	444	-	245	4
Consumer and other	-	-	1	-
	3,923	31	5,016	114

Total
Construction and land development
Commercial	566	6	572	20
	566	6	572	20
Commercial real estate
Owner occupied	5,460	49	5,517	148
Non-owner occupied	2,187	23	2,206	82
	7,647	72	7,723	230
Consumer real estate
Home equity lines	890	16	830	23
Secured by 1-4 family residential,
First deed of trust	4,552	32	4,735	112
Second deed of trust	684	10	694	30
	6,126	58	6,259	165
Commercial and industrial loans (except those secured by real estate)	915	35	738	53
Consumer and other	4	-	3	-
	$15,257	$171	$15,295	$468

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

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
September 30, 2018
Construction and land development
Commercial	$-	$-	$-	$-
	-	-	-	-
Commercial real estate
Owner occupied	4,102	4,102	-	23
Non-owner occupied	2,092	2,092	-	-
	6,194	6,194	-	23
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	2,407	1,871	536	21
Second deeds of trust	805	739	65	5
	3,212	2,610	602	26
Commercial and industrial loans (except those secured by real estate)	329	293	36	-
	$9,735	$9,097	$638	$49

Number of loans	43	35	8	6

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2017
Construction and land development
Commercial	$459	$459	$-	$-
	459	459	-	-
Commercial real estate
Owner occupied	4,188	4,005	183	18
Non-owner occupied	2,153	2,153	-	-
	6,341	6,158	183	18
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	3,398	2,709	689	57
Second deeds of trust	590	523	67	4
	3,988	3,232	756	61
Commercial and industrial loans (except those secured by real estate)	385	344	41	-
	$11,173	$10,193	$980	$79

Number of loans	50	43	7	10

The following provides information about TDRs identified during the indicated periods (dollars in thousands).

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Secured by 1-4 family residential
First deed of trust	1	$73	$73	1	$190	$190
Second deed of trust	-	-	-	1	68	68
	1	$73	$73	2	$258	$258

There were no defaults on TDRs that were modified as TDRs during the prior twelve month period.

Activity in the allowance for loan losses is as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2018
Construction and land development
Residential	$36	$46	$-	$-	$82
Commercial	196	(31)	-	2	167
	232	15	-	2	249
Commercial real estate
Owner occupied	719	(52)	-	-	667
Non-owner occupied	567	47	-	-	614
Multifamily	72	26	-	-	98
Farmland	2	-	-	-	2
	1,360	21	-	-	1,381
Consumer real estate
Home equity lines	237	92	(64)	-	265
Secured by 1-4 family residential
First deed of trust	476	(80)	-	2	398
Second deed of trust	56	(8)	-	6	54
	769	4	(64)	8	717
Commercial and industrial loans (except those secured by real estate)	404	12	-	3	419
Student loans	91	33	(27)	-	97
Consumer and other	30	13	(1)	2	44
Unallocated	322	(98)	-	-	224

	$3,208	$-	$(92)	$15	$3,131

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2017
Construction and land development
Residential	$38	$-	$-	$-	$38
Commercial	213	(40)	-	2	175
	251	(40)	-	2	213
Commercial real estate
Owner occupied	515	9	-	-	524
Non-owner occupied	416	18	-	-	434
Multifamily	40	(1)	-	-	39
Farmland	3	-	-	-	3
	974	26	-	-	1,000
Consumer real estate
Home equity lines	250	(3)	-	-	247
Secured by 1-4 family residential
First deed of trust	462	(10)	-	7	459
Second deed of trust	127	(89)	-	7	45
	839	(102)	-	14	751
Commercial and industrial loans (except those secured by real estate)	302	140	-	3	445
Student loans	99	45	(45)	-	99
Consumer and other	9	(4)	-	2	7
Unallocated	793	(65)	-	-	728

	$3,267	$-	$(45)	$21	$3,243

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Nine Months Ended September 30, 2018
Construction and land development
Residential	$32	$49	$-	$1	$82
Commercial	165	(3)	-	5	167
	197	46	-	6	249
Commercial real estate
Owner occupied	624	43	-	-	667
Non-owner occupied	500	(104)	-	218	614
Multifamily	60	38	-	-	98
Farmland	3	(1)	-	-	2
	1,187	(24)	-	218	1,381
Consumer real estate
Home equity lines	268	60	(64)	1	265
Secured by 1-4 family residential
First deed of trust	502	(82)	(41)	19	398
Second deed of trust	47	14	(45)	38	54
	817	(8)	(150)	58	717
Commercial and industrial loans (except those secured by real estate)	556	2	(314)	175	419
Student loans	108	76	(87)	-	97
Consumer and other	27	31	(22)	8	44
Unallocated	347	(123)	-	-	224

	$3,239	$-	$(573)	$465	$3,131

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Nine Months Ended September 30, 2017
Construction and land development
Residential	$41	$(4)	$-	$1	$38
Commercial	300	(127)	-	2	175
	341	(131)	-	3	213
Commercial real estate
Owner occupied	611	(100)	-	13	524
Non-owner occupied	406	28	-	-	434
Multifamily	56	(17)	-	-	39
Farmland	3	-	-	-	3
	1,076	(89)	-	13	1,000
Consumer real estate
Home equity lines	271	(25)	-	1	247
Secured by 1-4 family residential
First deed of trust	447	90	(107)	29	459
Second deed of trust	136	(120)	-	29	45
	854	(55)	(107)	59	751
Commercial and industrial loans (except those secured by real estate)	223	209	-	13	445
Student loans	158	56	(115)	-	99
Consumer and other	8	(5)	(2)	6	7
Unallocated	713	15	-	-	728

	$3,373	$-	$(224)	$94	$3,243

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Year Ended December 31, 2017
Construction and land development
Residential	$41	$(10)	$-	$1	$32
Commercial	300	(108)	(31)	4	165
	341	(118)	(31)	5	197
Commercial real estate
Owner occupied	611	-	-	13	624
Non-owner occupied	406	94	-	-	500
Multifamily	56	4	-	-	60
Farmland	3	-	-	-	3
	1,076	98	-	13	1,187
Consumer real estate
Home equity lines	271	(5)	-	2	268
Secured by 1-4 family residential
First deed of trust	447	98	(107)	64	502
Second deed of trust	136	(123)	-	34	47
	854	(30)	(107)	100	817
Commercial and industrial loans (except those secured by real estate)	223	316	-	17	556
Student loans	158	96	(146)	-	108
Consumer and other	8	4	(2)	17	27
Unallocated	713	(366)	-	-	347

	$3,373	$-	$(286)	$152	$3,239

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. The unallocated component covers uncertainties that could affect management’s estimate of probably losses. We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in the calculation of the allowance. The allowance for loan losses included an unallocated portion of approximately $224,000, $347,000, and $728,000 at September 30, 2018, December 31, 2017, and September 30, 2017, respectively.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

As of September 30, 2018
Construction and land development
Residential	$82	$-	$82	$14,263	$-	$14,263
Commercial	167	-	167	26,818	366	26,452
	249	-	249	41,081	366	40,715
Commercial real estate
Owner occupied	667	23	644	97,632	5,220	92,412
Non-owner occupied	614	-	614	87,006	2,608	84,398
Multifamily	98	-	98	15,411	-	15,411
Farmland	2	-	2	232	-	232
	1,381	23	1,358	200,281	7,828	192,453
Consumer real estate
Home equity lines	265	-	265	22,393	688	21,705
Secured by 1-4 family residential
First deed of trust	398	21	377	59,564	3,384	56,180
Second deed of trust	54	5	49	9,757	895	8,862
	717	26	691	91,714	4,967	86,747
Commercial and industrial loans (except those secured by real estate)	419	144	275	40,142	725	39,417
Student loans	97	-	97	40,502	-	40,502
Consumer and other	268	23	245	1,835	24	1,811

	$3,131	$216	$2,915	$415,555	$13,910	$401,645

Year Ended December 31, 2017
Construction and land development
Residential	$32	$-	$32	$5,361	$-	$5,361
Commercial	165	-	165	25,456	502	24,954
	197	-	197	30,817	502	30,315
Commercial real estate
Owner occupied	624	18	606	85,004	5,370	79,634
Non-owner occupied	500	-	500	70,845	2,153	68,692
Multifamily	60	-	60	9,386	-	9,386
Farmland	3	-	3	270	-	270
	1,187	18	1,169	165,505	7,523	157,982
Consumer real estate
Home equity lines	268	2	266	22,849	712	22,137
Secured by 1-4 family residential
First deed of trust	502	98	404	57,919	4,745	53,174
Second deed of trust	47	4	43	7,460	590	6,870
	817	104	713	88,228	6,047	82,181
Commercial and industrial loans (except those secured by real estate)	556	375	181	36,506	1,220	35,286
Student loans	108	-	108	45,805	-	45,805
Consumer and other	374	18	356	1,848	22	1,826

	$3,239	$515	$2,724	$368,709	$15,314	$353,395

Note 6 – Deposits

Deposits as of September 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount	%	Amount	%

Demand accounts	$120,374	27.6%	$104,138	25.3%
Interest checking accounts	48,489	11.1%	48,042	11.7%
Money market accounts	88,833	20.3%	82,523	20.1%
Savings accounts	28,683	6.6%	27,596	6.7%
Time deposits of $250,000 and over	19,730	4.5%	21,592	5.2%
Other time deposits	130,757	29.9%	127,733	31.0%

Total	$436,866	100.0%	$411,624	100.0%

Note 7 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $1,384,200 in FHLB stock at September 30, 2018 and $920,000 at December 31, 2017, which is held at cost and included in other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of investment securities, commercial loans and 1-4 family residential loans. The Company had FHLB advances of $22,500,000 at September 30, 2018 and $12,300,000 at December 31, 2017 maturing through 2023.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no borrowings against the lines at September 30, 2018. The carrying value of these short-term borrowing agreements was $1,584,000 at December 31, 2017.

Note 8 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at September 30, 2018 was 4.49%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at September 30, 2018 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at September 30, 2018 was 3.74%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at September 30, 2018 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 9 – Subordinated Debt Offering

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrue interest at a fixed rate of 6.50% for the first five years until March 31, 2023; thereafter, the subordinated notes will accrue interest at an annual floating rate equal to three-month LIBOR plus a spread of 3.73% until maturity or early redemption. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. At September 30, 2018, the carrying value of the notes totaled $5,555,000.

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

The following table summarizes stock options outstanding under the stock incentive plans at the indicated dates:

	Nine Months Ended September 30,
	2018				2017
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	2,245	$24.17	$12.88		2,337	$24.21	$12.76
Granted	-	-	-		-	-	-
Forfeited	-	-	-		-	-	-
Exercised	(313)	25.76	16.32		-	-	-
Options outstanding, end of period	1,932	$23.91	$12.32	$-	2,337	$24.21	$12.76	$-
Options exercisable, end of period	1,932				2,337

During the third quarter of 2018, we granted certain officers 8,050 target performance-based restricted shares of common stock with a weighted average fair value of $33.75 on the date of grant. These performance awards have a two-year performance period beginning on January 2, 2019. The performance targets are based on return on tangible common equity and the adversely classified items ratio over the performance period with possible payouts ranging from 0% to 150% of the target awards.

During the third quarter of 2018, we granted certain officers 1,575 time-based restricted shares of common stock with a weighted average fair value of $33.75 on the date of grant. These restricted stock awards vest over three years. During the first quarter of 2018, we granted certain officers 1,590 time-based restricted shares of common stock with a weighted average fair value of $32.42 on the date of grant. These restricted stock awards vest over three years. During the second quarter of 2017, we granted certain officers 600 time-based restricted shares of common stock with a weighted average fair value of $28.83 at the date of grant. These restricted stock awards vest over two years. During the third quarter of 2017, we granted certain officers 5,450 time-based restricted shares of common stock with a weighted average fair value of $31.00 at the date of grant. These restricted stock awards vest over three years. During the fourth quarter of 2017, we granted certain officers 660 time-based restricted shares of common stock with a weighted average fair value of $30.65 at the date of grant. These restricted stock awards vest over one year.

The total number of shares underlying non-vested restricted stock was 25,026 and 28,437 at September 30, 2018 and 2017, respectively.

The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period. Unrecognized stock-based compensation related to nonvested share based compensation arrangements granted under the stock incentive plan as of September 30, 2018 and 2017, was $522,100 and $487,374, respectively. The time based unrecognized compensation of $211,042 is expected to be recognized over a weighted average period of 1.76 years.

Stock-based compensation expense was approximately $136,000 and $102,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (dollars in thousands):

	Fair Value Measurement
	at September 30, 2018 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$23,019	$-	$23,019	$-
Mortgage-backed securities	18,895	-	18,895	-
Subordinated debt	4,071	-	2,014	2,057

Financial Assets - Non-Recurring
Impaired loans	1,935	-	-	1,935
Assets held for sale	610	-	-	610
Other real estate owned	548	-	-	548

	Fair Value Measurement
	at December 31, 2017 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$23,683	$-	$23,683	$-
Mortgage-backed securities	21,940	-	21,940	-
Subordinated debt	4,088	757	1,531	1,800

Financial Assets - Non-Recurring
Impaired loans	2,769	-	-	2,769
Assets held for sale	610	-	-	610
Other real estate owned	1,788	-	-	1,788

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)

Impaired loans - real estate secured	$1,781	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)
Impaired loans - non-real estate secured	$154	Appraisal (1) or Discounted Cash Flow	Selling costs	10%
			Discount for lack of marketability or practical life	0%-50% (20%)

Assets held for sale	$610	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)
Other real estate owned	$548	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)

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

In accordance with the prospective adoption of ASU No. 2016-01 as previously discussed, the fair value of loans as of September 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

		September 30,		December 31,
		2018		2017
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$15,400	$15,400	$17,810	$17,810
Investment securities available for sale	Level 1	-	-	757	757
Investment securities available for sale	Level 2	43,928	43,928	47,154	47,154
Investment securities available for sale	Level 3	2,057	2,057	1,800	1,800
Federal Home Loan Bank stock	Level 2	1,384	1,384	920	920
Loans held for sale	Level 2	4,496	4,496	8,047	8,047
Loans	Level 3	413,620	408,967	365,940	366,035
Impaired loans	Level 3	1,935	1,935	2,769	2,769
Assets held for sale	Level 3	610	610	610	610
Other real estate owned	Level 3	548	548	1,788	1,788
Bank owned life insurance	Level 3	7,396	7,396	7,268	7,268
Accrued interest receivable	Level 2	2,657	2,657	2,600	2,600

Financial liabilities
Deposits	Level 2	436,866	435,278	411,624	411,044
FHLB borrowings	Level 2	22,500	22,470	12,300	12,294
Trust preferred securities	Level 2	8,764	9,251	8,764	9,099
Other borrowings	Level 2	-	-	1,584	1,584
Accrued interest payable	Level 2	196	196	93	93

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

The following table presents segment information as of and for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended September 30, 2018

Revenues
Interest income	$5,387	$98	$(5)	$5,480
Gain on sale of loans	-	1,679	-	1,679
Other revenues	609	186	(56)	739
Total revenues	5,996	1,963	(61)	7,898

Expenses
Interest expense	1,047	5	(5)	1,047
Salaries and benefits	2,080	848	-	2,928
Commissions	-	623	-	623
Other expenses	1,674	274	(56)	1,892
Total operating expenses	4,801	1,750	(61)	6,490

Income before income taxes	$1,195	$213	$-	$1,408

Total assets	$516,962	$9,476	$(14,119)	$512,319

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended September 30, 2017

Revenues
Interest income	$4,313	$72	$(5)	$4,380
Gain on sale of loans	-	1,395	-	1,395
Other revenues	566	158	(41)	683
Total revenues	4,879	1,625	(46)	6,458

Expenses
Interest expense	688	5	(5)	688
Salaries and benefits	2,010	975	-	2,985
Commissions	-	431	-	431
Other expenses	1,775	241	(41)	1,975
Total operating expenses	4,473	1,652	(46)	6,079

Income before income taxes	$406	$(27)	$-	$379

Total assets	$467,558	$10,123	$(12,975)	$464,706

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Nine Months Ended September 30, 2018

Revenues
Interest income	$15,197	$218	$(6)	$15,409
Gain on sale of loans	-	4,131	-	4,131
Other revenues	1,756	492	(155)	2,093
Total revenues	16,953	4,841	(161)	21,633

Expenses
Interest expense	2,737	6	(6)	2,737
Salaries and benefits	6,344	2,499	-	8,843
Commissions	-	1,426	-	1,426
Other expenses	5,277	819	(155)	5,941
Total operating expenses	14,358	4,750	(161)	18,947

Income (loss) before income taxes	$2,595	$91	$-	$2,686

Total assets	$516,962	$9,476	$(14,119)	$512,319

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Nine Months Ended September 30, 2017

Revenues
Interest income	$12,513	$205	$(15)	$12,703
Gain on sale of loans	-	4,195	-	4,195
Other revenues	1,680	503	(137)	2,046
Total revenues	14,193	4,903	(152)	18,944

Expenses
Interest expense	1,997	15	(15)	1,997
Salaries and benefits	6,090	2,952	-	9,042
Commissions	-	1,180	-	1,180
Other expenses	4,914	689	(137)	5,466
Total operating expenses	13,001	4,836	(152)	17,685

Income (loss) before income taxes	$1,192	$67	$-	$1,259

Total assets	$467,558	$10,123	$(12,975)	$464,706

Note 13 – Shareholders’ Equity and Regulatory Matters

Preferred Stock

On May 1, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms with the Treasury, pursuant to which the Company sold (i) 14,738 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $4.00 per share, having a liquidation preference of $1,000 per share (the “preferred stock”) and (ii) a warrant (the “Warrant”) to purchase 499,029 shares of the Company’s common stock at an initial exercise price of $4.43 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $14,738,000 in cash. As a result of the Company’s 1 for 16 reverse stock split completed in August 2014, the number of shares underlying the Warrant and the exercise price per share were adjusted to 31,190 and $70.88, respectively. The Warrant was immediately exercisable and expires ten years from the issuance date.

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

Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes of $304,000 and $120,000 as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017

Net unrealized losses on securities	$(1,088)	$(391)
Net unrecognized losses on defined benefit plan	(56)	(61)
Total other comprehensive loss	$(1,144)	$(452)

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

The capital amounts and ratios at September 30, 2018 and December 31, 2017 for the Bank are presented in the table below (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2018
Total capital (to risk-weighted assets)
Village Bank	$48,656	12.22%	$31,866	8.00%	$39,833	10.00%

Tier 1 capital (to risk-weighted assets)
Village Bank	45,525	11.43%	23,900	6.00%	31,866	8.00%

Leverage ratio (Tier 1 capital to average assets)
Village Bank	45,525	8.96%	20,429	4.00%	24,537	5.00%

Common equity tier 1 (to risk-weighted assets)
Village Bank	45,525	11.43%	17,925	4.50%	25,891	6.50%

December 31, 2017
Total capital (to risk-weighted assets)
Village Bank	$45,504	12.88%	$28,268	8.00%	$35,335	10.00%

Tier 1 capital (to risk-weighted assets)
Village Bank	42,265	11.96%	21,201	6.00%	26,268	8.00%

Leverage ratio (Tier 1 capital to average assets)
Village Bank	42,265	9.18%	18,422	4.00%	23,028	5.00%

Common equity tier 1 (to risk-weighted assets)
Village Bank	42,265	11.96%	15,901	4.50%	22,968	6.50%

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

The Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk at the dates indicated (in thousands):

	September 30,	December 31,
	2018	2017

Undisbursed credit lines	$60,886	$65,495
Commitments to extend or originate credit	14,819	13,888
Standby letters of credit	4,085	4,615

Total commitments to extend credit	$79,790	$83,998

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

There was $280,000 and $505,000 in income tax expense recorded for the three and nine months ended September 30, 2018, respectively, compared to $106,000 and $333,000 for the three and nine months ended September 30, 2017, respectively.

The net operating losses available to offset future taxable income amounted to $20,991,000 at September 30, 2018 and begin expiring in 2028.

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense of approximately $80,000 and $241,000 for the three and nine months ended September 30, 2018, respectively, compared to $85,000 and $256,000 for the three and nine months ended September 30, 2017, respectively.

Note 16 – Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases.”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements.”) Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The Company has determined that the provisions of ASU-2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities; however, the Company does not expect this to have a material impact on the Company’s financial position, results of operations or cash flows.

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
45

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

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at September 30, 2018 and December 31, 2017 and the results of operations for the Company for the three and nine months ended September 30, 2018 and 2017. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended September 30, 2018, the Company had net income and net income available to common shareholders of $1,128,000, or $0.79 per fully diluted share, compared to net income of $273,000 and net income available to common shareholders of $160,000, or $0.11 per fully diluted share, for the same period in 2017. For the nine months ended September 30, 2018, the Company had net income of $2,181,000 and net income available to common shareholders of $2,068,000 or $1.44 per fully diluted share, compared to net income of $926,000 and net income available to common shareholders of $541,000, or $0.38 per fully diluted share for the same period in 2017.

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

	For the Three Months Ended September 30,
	2018	2017	Change
	(dollars in thousands)

Average interest-earning assets	$472,182	$415,015	$57,167
Interest income	$5,480	$4,380	$1,100
Yield on interest-earning assets	4.60%	4.19%	0.41%
Average interest-bearing liabilities	$352,251	$315,505	$36,746
Interest expense	$1,047	$688	$359
Cost of interest-bearing liabilities	1.18%	0.87%	0.31%
Net interest income	$4,433	$3,692	$741
Net interest margin	3.72%	3.53%	0.19%

The increase in net interest income of $741,000 in the third quarter of 2018 was a result of positive movements in interest income. Interest income increased by $1,100,000 with interest income on loans held for investment increasing by $1,031,000 and interest income on investment securities increasing by $76,000. The increase in interest income on loans held for investment was attributable to an increase in average loans outstanding of $68,327,000 and an increase in the yield of 22 basis points. The increase in interest income on securities was due to an increase in average investment securities of $2,767,000 and an increase in the yield of 55 basis points. Interest expense increased by $359,000 because of an increase in average interest bearing liabilities of $36,746,000 and an increase in the cost of interest bearing liabilities of 31 basis points.

	For the Nine Months Ended September 30,
	2018	2017	Change
	(dollars in thousands)

Average interest-earning assets	$452,784	$405,320	$47,464
Interest income	$15,409	$12,703	$2,706
Yield on interest-earning assets	4.55%	4.19%	0.36%
Average interest-bearing liabilities	$340,838	$310,417	$30,421
Interest expense	$2,737	$1,997	$740
Cost of interest-bearing liabilities	1.07%	0.86%	0.21%
Net interest income	$12,672	$10,706	$1,966
Net interest margin	3.74%	3.53%	0.21%

The increase in net interest income of $1,966,000 for the nine months ended September 30, 2018 was a result of positive movements in interest income. Interest income increased $2,706,000 with interest income on loans increasing $2,454,000 and interest income on investments increasing by $270,000. The increase in interest income on loans was attributable to an increase in average loans outstanding of $51,267,000 and an increase in the yield of 23 basis points. The increase in interest income on securities was due to an increase in average investment securities of $4,144,000 and an increase in the yield of 62 basis points. Interest expense increased by $740,000 because of an increase in average interest bearing liabilities of $30,421,000 and an increase in the cost of interest bearing liabilities of 21 basis points.

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

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$411,684	$5,094	4.91%	$343,357	$4,063	4.69%
Loans held for sale	7,986	98	4.87%	7,123	72	4.01%
Investment securities	46,776	254	2.15%	44,009	178	1.60%
Federal funds and other	5,736	34	2.35%	20,526	67	1.30%
Total interest earning assets	472,182	5,480	4.60%	415,015	4,380	4.19%

Allowance for loan losses and deferred fees	(3,197)			(3,261)
Cash and due from banks	9,408			9,560
Premises and equipment, net	12,726			13,029
Other assets	20,674			25,397
Total assets	$511,793			$459,740

Interest bearing deposits
Interest checking	$48,386	$22	0.18%	$49,152	$22	0.18%
Money market	83,742	97	0.46%	82,411	84	0.40%
Savings	24,441	11	0.18%	22,597	10	0.18%
Certificates	157,922	585	1.47%	150,981	499	1.31%
Total	314,491	715	0.90%	305,141	615	0.80%
Borrowings	37,760	332	3.49%	10,364	73	2.79%
Total interest bearing liabilities	352,251	1,047	1.18%	315,505	688	0.87%
Noninterest bearing deposits	121,021			97,464
Other liabilities	2,879			2,860
Total liabilities	476,151			415,829
Equity capital	35,642			43,911
Total liabilities and capital	$511,793			$459,740

Net interest income before provision for loan losses		$4,433			$3,692

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.42%			3.32%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.72%			3.53%

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$393,424	$14,334	4.87%	$342,157	$11,880	4.64%
Loans held for sale	6,113	218	4.77%	6,704	206	4.11%
Investment securities	47,861	776	2.17%	43,717	506	1.55%
Federal funds and other	5,386	81	2.01%	12,742	111	1.16%
Total interest earning assets	452,784	15,409	4.55%	405,320	12,703	4.19%

Allowance for loan losses and deferred fees	(3,278)			(3,317)
Cash and due from banks	10,276			10,023
Premises and equipment, net	12,860			12,858
Other assets	20,832			25,557
Total assets	$493,474			$450,441

Interest bearing deposits
Interest checking	$48,194	$65	0.18%	$45,677	$61	0.18%
Money market	82,992	267	0.43%	77,319	225	0.39%
Savings	24,231	31	0.17%	22,373	29	0.17%
Certificates	155,034	1,641	1.42%	152,169	1,455	1.28%
Total	310,451	2,004	0.86%	297,538	1,770	0.80%
Borrowings	30,387	733	3.23%	12,879	227	2.36%
Total interest bearing liabilities	340,838	2,737	1.07%	310,417	1,997	0.86%
Noninterest bearing deposits	113,204			92,851
Other liabilities	2,917			3,481
Total liabilities	456,959			406,749
Equity capital	36,515			43,692
Total liabilities and capital	$493,474			$450,441

Net interest income before provision for loan losses		$12,672			$10,706

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.48%			3.33%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.74%			3.53%

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

The Company did not record a provision for loan losses for the three and nine months ended September 30, 2018 and 2017 because of minimal net charge-offs and stable asset quality.

The provision for (recovery of) loan losses by category is presented following (in thousands):

					For Year Ended
	Nine Months Ended September 30,				December 31,
	2018		2017		2017
	Provision	Loans	Provision	Loans	Provision	Loans
	(Recovery)	Outstanding	(Recovery)	Outstanding	(Recovery)	Outstanding

Construction and land development	$46	$41,081	$(131)	$34,455	$(118)	$30,817
Commercial real estate	(24)	200,281	(89)	136,578	98	165,505
Consumer real estate	(8)	91,714	(55)	81,479	(30)	88,228
Commercial and industrial	2	40,142	209	40,019	316	36,506
Guaranteed student loans	76	40,502	56	47,521	96	45,805
Consumer	31	1,835	(5)	2,000	4	1,848
Unallocated	(123)	-	15	-	(366)	-

	$-	$415,555	$-	$342,052	$-	$368,709

For more financial data and other information about the Allowance for loan losses refer to section, “Balance Sheet Analysis “ under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, gains and losses on sale of mortgage loans and securities held for sale, and rental income primarily on our previous headquarters building. The most significant noninterest income item has been mortgage banking income, net of commissions, representing 68% for the three month periods ended September 30, 2018 and 2017, and 66% and 69% for the nine month periods ended September 30, 2018 and 2017, respectively.

	For the Three Months Ended
	September 30,		Change
	2018	2017	$	%
	(dollars in thousands)

Service charges and fees	$485	$460	$25	5.4%
Mortgage banking income, net	1,227	1,114	113	10.1%
Other	83	73	10	13.7%
Total noninterest income	$1,795	$1,647	$148	9.0%

•	The increase in mortgage banking income, net of commissions, is due primarily to an increase in the gain on sale of loans held for sale from $1,395,000 for the three months ended September 30, 2017 to $1,679,000 for the three months ended September 30, 2018.

	For the Nine Months Ended
	September 30,		Change
	2018	2017	$	%
	(dollars in thousands)

Service charges and fees	$1,424	$1,372	$52	3.8%
Mortgage banking income, net	3,164	3,482	(318)	(9.1)%
Gain (loss) on sale of investment securities	-	(9)	9	(100.0)%
Other	207	216	(9)	(4.2)%
Total noninterest income	$4,795	$5,061	$(266)	(5.3)%

•	The decrease in mortgage banking income, net of commissions, is due primarily to an increase in commission expense from $1,180,000 for the nine months ended September 30, 2017 to $1,426,000 for the nine months ended September 30, 2018.

Noninterest expense

	For the Three Months Ended
	September 30,		Change
	2018	2017	$	%
	(dollars in thousands)

Salaries and benefits	$2,928	$2,985	$(57)	(1.9)%
Occupancy	316	269	47	17.5%
Equipment	228	193	35	18.1%
Supplies	44	55	(11)	(20.0)%
Professional and outside services	649	742	(93)	(12.5)%
Advertising and marketing	77	134	(57)	(42.5)%
Foreclosed assets, net	21	11	10	90.9%
FDIC insurance premium	82	69	13	18.8%
Other operating expense	475	502	(27)	(5.4)%
Total noninterest income	$4,820	$4,960	$(140)	(2.8)%

•	The decrease in salaries and benefits was due to staffing reductions associated with processing efficiencies gained in the mortgage segment during the fourth quarter of 2017.
•	Occupancy increased due to the opening of a new mortgage company branch during the first quarter of 2018 and building management fees attributed to our branches and headquarters building.
•	The decrease in professional and outside services was due to lower expense associated with consultants and other outside service providers.

	For the Nine Months Ended
	September 30,		Change
	2018	2017	$	%
	(dollars in thousands)

Salaries and benefits	$8,843	$9,042	$(199)	(2.2)%
Occupancy	991	821	170	20.7%
Equipment	658	553	105	19.0%
Cease use lease obligation	-	(125)	125	(100.0)%
Supplies	147	173	(26)	(15.0)%
Professional and outside services	2,170	2,254	(84)	(3.7)%
Advertising and marketing	224	274	(50)	(18.2)%
Foreclosed assets, net	(53)	(151)	98	(64.9)%
FDIC insurance premium	238	207	31	15.0%
Other operating expense	1,563	1,460	103	7.1%
Total noninterest income	$14,781	$14,508	$273	1.9%

•	The decrease in salaries and benefits was due to staffing reductions associated with processing efficiencies gained in the mortgage segment.
•	Occupancy increased due to the opening of a new mortgage company branch, increase in snow removal expenses and building management fees.
•	During the fourth quarter of 2016, the Company recorded a loss from branch consolidation of $252,000 related to a future lease obligation, which was settled for a lower amount late in the first quarter of 2017 resulting in a partial recovery of $125,000.
•	The change in expense related to foreclosed assets was primarily due to the recognition of gains on the sale of foreclosed assets of $218,000 during the first nine months of 2017 compared to a gain of $69,000 during first nine months of 2018.

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

Income tax expense for the three and nine months ended September 30, 2018 was $280,000 and $505,000, respectively, resulting in an effective tax rate of 19.9% and 18.8%, respectively, compared to $106,000 and $333,000, or 27.9% and 26.4%, for the same periods in 2017. The lower effective tax rates in 2018 resulted from the reduction in the corporate income tax rate beginning in 2018.

The Company has a net deferred tax asset which is included in other assets on the balance sheet. For more financial data and other information about income taxes refer to Note 15 “Income Taxes” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Balance Sheet Analysis

Investment securities

At September 30, 2018 and December 31, 2017, all of our investment securities were classified as available for sale.

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

Approximately 80% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. We are less reliant on real estate secured lending than was the case in 2012 when 90% of our loan portfolio consisted of this type of lending. Approximately 10% of the loan portfolio consists of rehabilitated student loans purchased by the Bank in 2017, 2016, 2015 and 2014 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 10% of all loans. Loans in this category are typically made to individuals, and small and medium-sized businesses, and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

The following table presents the composition of our loan portfolio (excluding mortgage loans held for sale) at the dates indicated (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount	%	Amount	%
Construction and land development
Residential	$14,263	3.43%	$5,361	1.45%
Commercial	26,818	6.45%	25,456	6.91%
	41,081	9.88%	30,817	8.36%
Commercial real estate
Owner occupied	97,632	23.49%	85,004	23.06%
Non-owner occupied	87,006	20.94%	70,845	19.21%
Multifamily	15,411	3.71%	9,386	2.55%
Farmland	232	0.06%	270	0.07%
	200,281	48.20%	165,505	44.89%
Consumer real estate
Home equity lines	22,393	5.39%	22,849	6.20%
Secured by 1-4 family residential
First deed of trust	59,564	14.33%	57,919	15.71%
Second deed of trust	9,757	2.35%	7,460	2.02%
	91,714	22.07%	88,228	23.93%
Commercial and industrial loans (except those secured by real estate)	40,142	9.66%	36,506	9.90%
Guaranteed student loans	40,502	9.75%	45,805	12.42%
Consumer and other	1,835	0.44%	1,848	0.50%

Total loans	415,555	100.0%	368,709	100.0%
Deferred fees and costs, net	764		699
Less: allowance for loan losses	(3,131)		(3,239)

	$413,188		$366,169

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

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	September 30,	December 31,	September 30,
	2018	2017	2017

Nonaccrual loans	$2,079	$2,320	$2,516
Other real estate owned	548	1,788	1,788
Total nonperforming assets	$2,627	$4,108	$4,304

Restructured loans (not included in nonaccrual loans above)	$9,097	$8,313	$10,170

Loans past due 90 days and still accruing (1)	$6,661	$7,229	$8,113

Nonperforming assets to loans (2)	0.63%	1.11%	1.24%

Nonperforming assets to total assets	0.51%	0.90%	0.93%

Allowance for loan losses to nonaccrual loans	150.6%	139.6%	128.9%

(1) All loans 90 days past due and still accruing consist of loans guaranteed by the United States Department of Agriculture, which covers 100% of the principal and interest, and student loans that are garanteed by the DOE, which covers approximately 98% of the principal and interest.

(2) Loans are net of deferred fees and costs.

The following table presents an analysis of the changes in nonperforming assets for the nine months ended September 30, 2018 (in thousands):

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2017	$2,320	$1,788	$4,108
Additions	901	-	901
Loans placed back on accrual	(260)	-	(260)
Transfers to OREO	-	-	-
Repayments	(363)	-	(363)
Charge-offs	(519)	-	(519)
Sales	-	(1,240)	(1,240)

Balance September 30, 2018	$2,079	$548	$2,627

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

Of the total nonaccrual loans of $2,079,000 at September 30, 2018 that were considered impaired, five loans totaling $306,000 had specific allowances for loan losses totaling $152,000. This compares to $2,320,000 in nonaccrual loans at December 31, 2017 of which thirteen loans totaling $1,053,000 had specific allowances for loan losses of $454,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $212,000 and $145,000 for the nine months ended September 30, 2018 and 2017, respectively.

Deposits

Deposits as of September 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount	%	Amount	%

Demand accounts	$120,374	27.6%	$104,138	25.3%
Interest checking accounts	48,489	11.1%	48,042	11.7%
Money market accounts	88,833	20.3%	82,523	20.1%
Savings accounts	28,683	6.6%	27,596	6.7%
Time deposits of $250,000 and over	19,730	4.5%	21,592	5.2%
Other time deposits	130,757	29.9%	127,733	31.0%

Total	$436,866	100.0%	$411,624	100.0%

Total deposits increased by $25,242,000, or 6.1%, from $411,624,000 at December 31, 2017 to $436,866,000 at September 30, 2018, as compared to an increase of $24,127,000, or 6.3%, during the first nine months of 2017. Checking and savings accounts increased by $17,770,000, money market accounts increased by $6,310,000 and time deposits increased by $1,162,000 during the first nine months of 2018. The cost of our interest-bearing deposits increased to 0.86% for the first nine months of 2018 compared to 0.80% for the first nine months of 2017.

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

Capital resources

Shareholders’ equity at September 30, 2018 was $35,819,000 compared to $39,334,000 at December 31, 2017. The $3.5 million decrease in shareholders’ equity during the nine months ended September 30, 2018 is primarily due to the redemption of the Company’s remaining 5,027 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A on March 30, 2018.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2018	2017

Tier 1 capital
Total bank equity capital	$46,794	$44,748
Net unrealized loss on available-for-sale securities	1,088	401
Defined benefit postretirement plan	56	51
Dissallowed deferred tax asset	(2,413)	(2,935)
Total Tier 1 capital	45,525	42,265

Tier 2 capital
Allowance for loan losses	3,131	3,239
Total Tier 2 capital	3,131	3,239

Total risk-based capital	48,656	45,504

Risk-weighted assets	$398,325	$353,349

Average assets	$508,322	$460,556

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	8.96%	9.18%
Common equity tier 1 capital ratio (CET 1)	11.43%	11.96%
Tier 1 capital to risk-weighted assets	11.43%	11.96%
Total capital to risk-weighted assets	12.22%	12.88%
Equity to total assets	9.17%	9.42%

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

At September 30, 2018, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $61,385,000, or 12% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $7,936,000 of these securities are pledged against current and potential fundings.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were no borrowings against the lines at September 30, 2018 and $1,584,000 at December 31, 2017.

We are also a member of the Federal Home Loan Bank of Atlanta (“FHLB”), from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2018 was $10.8 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets. Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At September 30, 2018, we had commitments to originate $79,790,000 of loans. Fixed commitments to incur capital expenditures were approximately $100,000 at September 30, 2018. Certificates of deposit scheduled to mature in the 12-month period ending September 30, 2019 totaled $80,892,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

Other real estate owned

Other real estate owned represents properties acquired through foreclosure or physical possession.  Write-downs to fair value less cost to sell of foreclosed assets at the time of transfer are charged to allowance for loan losses.  Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance was $67,000 and $281,000 at September 30, 2018 and December 31, 2017, respectively. Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties.  The evaluation of these factors involves subjective estimates and judgments that may change.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2018. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: November 9, 2018	By:	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

Date: November 9, 2018	By:	/s/ Donald M. Kaloski, Jr.
Donald M. Kaloski, Jr.
Executive Vice President and Chief Financial Officer

