Form 10-K
period 2018-12-31
Village Bank & Trust Financial Corp.
filed 2019-03-29
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑  No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☑  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No☑

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $23,193,000.

The number of shares of common stock outstanding as of February 28, 2019 was 1,435,283.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in conjunction with the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Village Bank and Trust Financial Corp.

Form 10-K

Part I

In addition to historical information, the following report contains forward-looking statements that are subject to risks and uncertainties that could cause Village Bank and Trust Financial Corp.’s actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the report. For discussion of factors that may cause our actual future results to differ materially from those anticipated, please see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

ITEM 1. BUSINESS

Village Bank and Trust Financial Corp. (“Company”) was incorporated in January 2003 and was organized under the laws of the Commonwealth of Virginia as a bank holding company. The Company has three active wholly owned subsidiaries: Village Bank (the “Bank”), Southern Community Financial Capital Trust I, and Village Financial Statutory Trust II. The Bank has one active wholly owned subsidiary: Village Bank Mortgage Corporation (the “Mortgage Company”), a full service mortgage banking company. The Company is the holding company of and successor to the Bank. Effective April 30, 2004, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction. Unless the context suggest otherwise, the terms “we”, “us” and “our” refer collectively to the Company, the Bank, and the Mortgage Company.

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

Bank revenues are derived from interest and fees received in connection with loans, deposits, and mortgage services. Administrative and operating expenses are the major expenses, followed by interest paid on deposits and borrowings. Revenues from the Mortgage Company consist primarily of gains from the sale of loans and loan origination fees and its major expenses consist of personnel, occupancy, data processing, and other operating expenses. In 2018, revenue (after intercompany eliminations) generated by the Bank totaled $22.8 million and the Mortgage Company generated $6.2 million in revenue.

Segment Reporting

The Company has two reportable segments: traditional commercial banking and mortgage banking. For more financial data and other information about each of the Company’s operating segments, refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, “Segment Information – Commercial Banking Segment” and “Segment Information – Mortgage Banking Segment”, and to Note 19 “Segment Reporting” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Business Strategy

We are implementing strategies that we believe will help us achieve our goal of delivering long-term total shareholder returns that rank in the top quartile of a nationwide peer group.  To achieve this goal, we believe that we will need to become a top performer in return on equity, produce sustainable earnings growth, achieve best quartile earnings volatility in our industry and deliver best quartile asset quality in the worst part of the economic cycle.  Our current business strategies include the following:

•	Build full service banking relationships with high quality local companies by being problem solvers and business builders, not just bankers. We will continue to build a team of bankers and leaders who are both great bankers and exceptional business people. We will have the capital, capabilities and connections to help business owners achieve their goals and overcome obstacles to their success. We target win-win outcomes. We expect to be disciplined lenders during the good times so that during difficult times we can support our good clients, win high quality relationships and recruit talented bankers while other banks focus on their own challenges. Real estate lending will continue to be an important part of our business. We intend to be diligent in managing overall portfolio concentrations, and we will focus on real estate sectors and sponsors that we expect to perform better during difficult times. We will understand the needs and goals of our business clients and their owners so that we can help them fulfill those needs and achieve those goals. We will target deposit only relationships as actively as we will target full loan and deposit relationships. Wherever possible and prudent, we will purchase products and services from the companies that do business with us to support our clients and thank them for their business.

•	Build long-term, mutually beneficial banking relationships with individuals and families in our market area. We will offer the basic financial products and services individuals and families in our communities need backed by exceptionally professional and caring service. We offer convenience and flexibility through in person, online, mobile and telephonic options for enrolling in new services, handling transactions and seeking service. We want to help our clients thrive on their journey through life. Through our own team members and business partners, we will help clients develop plans for handling the big moments they will encounter along the way. We will be experts at using technology to understand our clients, serve their needs and grow our business.

•	Grow the Mortgage Company’s profitability and positive contribution to our brand. We intend to add loan officers and production teams, more fully identify and serve the mortgage needs of bank clients, appropriately leverage available grant programs, offer portfolio mortgage products, and enhance our marketing efforts to grow mortgage banking revenues. We plan to continue to treat mortgage banking as a specialty line of business. We will continue to differentiate ourselves by treating the homeowners, realtors, builders and financial advisors who work with us to exceptionally professional and caring service.

•	Improve and sustain the economics of our balance sheet, income statement and business model:

o	Defend and expand our Net Interest Margin by improving the mix of both assets and funding wherever possible.
o	Build and grow other non-interest income services to leverage our return on assets (“ROA”) and return on equity (“ROE”).
o	Streamline and rationalize our processes and organization to improve productivity and efficiency.
o	Include a prudent amount of debt in our holding company capital structure to leverage a strong ROA into an even stronger ROE.

•	Achieve excellence in risk management. We strive to achieve best quartile performance on credit quality metrics in the worst part of the business cycle and sustainable earnings growth over the long term. Risk taking is a fundamental part of banking. Top performing banks are very good at identifying, understanding, measuring, monitoring, managing, mitigating and getting paid for the risks the organization takes. We are committed to building and sustaining the culture, talent, tools, policies, processes and discipline needed to be a top performer in our risk management functions.

•	Be the place where exceptional people want to work. We are committed to achieving great things and need teammates who share that commitment. We will sustain our fun, fulfilling and rewarding work environment built on trust and teamwork. We know that we will achieve our goals by fielding a team of champions, not by building our business around individual stars. We are a meritocracy where every individual knows he or she can make a difference every day, where their individual contributions are valued, where we invest in our teammates, and where we hold people accountable. We will invest in technology to leverage the talents of our associates and provide the flexibility to allow them to manage their work and life priorities effectively. We will offer benefits and resources intended to help our team members be fit to thrive on their journey through life. When we make difficult business decisions, we will do so with sensitivity to and understanding of the consequences of those decisions.

•	Make a lasting difference in our communities. We will invest our work, wisdom and wealth to help our communities prepare young people for success in life, help families navigate the complex maze of modern life and support and honor the individuals who serve and protect us. We believe that we can be particularly effective in serving our many stakeholders by being a leader in education and workforce development initiatives in our community because success in these areas will help individuals and families provide for themselves and will provide businesses with the talented employees they need to grow and prosper.

We strongly believe that there is a continuing need for banks like Village with deep community roots and that a well-run community based bank can generate attractive returns for shareholders over the long term.

Market Area

The Company, the Bank, and the Mortgage Company are headquartered in Chesterfield County and primarily serve the Central Virginia region and the Richmond and Williamsburg Metropolitan Statistical Areas. We currently conduct business from ten full-service branch banking offices, and a mortgage loan production office in Central Virginia in the counties of Chesterfield, Hanover, Henrico, Powhatan and James City. During the fourth quarter of 2017, we expanded into the Williamsburg, Virginia market through the opening of a new Village Bank branch. At the end of the first quarter of 2017, we closed our Manassas, Virginia mortgage production office after the departure of its long term leader.

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

Lending Services. We offer a full range of short-to-medium term commercial and personal loans. We also provide a wide range of real estate finance services. Our primary focus is on making loans in the Central Virginia and greater Williamsburg markets where we have branch banking offices. We offer residential construction-to-permanent financing to clients of the Mortgage Company.

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

Lending Limit. As of December 31, 2018, our legal lending limit for loans to one borrower was approximately $7,489,000. However, we generally limit credit to any one individual or entity to a maximum of $5,000,000.

Competition

We encounter strong competition from other local commercial banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, financial technology companies, and other financial institutions. A number of these competitors are well-established. Competition for loans is keen, and pricing is important. Most of our competitors have substantially greater resources and higher lending limits than ours and offer certain services, such as extensive and established branch networks and trust services, which we do not provide at the present time. Deposit competition also is strong, and we may have to pay higher interest rates to attract deposits. Nationwide banking institutions and their branches have increased competition in our markets, and federal legislation adopted in 1999 allows non-banking companies, such as insurance and investment firms, to establish or acquire banks. We believe that the Company can capitalize on recent merger activity to attract customers from the acquired institutions.

At June 30, 2018, the latest date such information is available from the FDIC, the Bank’s deposit market share in Chesterfield County was 4.75%, 4.15% in Hanover County, 8.89% in Powhatan County, 0.40% in the Richmond metropolitan statistical area and 0.10% in Henrico County and 0.51% in James City County.

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

The Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, although many of its provisions (e.g., the interchange and trust preferred capital limitations) apply to companies that are significantly larger than the Company. The Dodd-Frank Act directs applicable regulatory authorities to promulgate regulations implementing its provisions, and its effect on the Company and on the financial services industry as a whole will be clarified as those regulations are issued. Major elements of the Dodd-Frank Act are described below.

Increased Capital Standards.  The Dodd-Frank Act required the federal banking agencies to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. See “Capital Adequacy” below for a discussion of these requirements.

Deposit Insurance.  The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the FDI Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (the “DIF”) are calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also provides that depository institutions may pay interest on demand deposits.

The Consumer Financial Protection Bureau (“CFPB”).  The Dodd-Frank Act established the CFPB, an independent federal agency with broad rule-making, supervisory, and enforcement powers under various federal consumer financial protection laws. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more of assets. Smaller institutions, such as the Company, are subject to rules promulgated by the CFPB but are examined and supervised by federal banking regulators for consumer compliance purposes.

Limits on Interchange Fees. The Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, require that debit card interchange fees must be reasonable and proportional to the actual cost incurred by the institution with respect to the transaction. In June 2011, the Federal Reserve adopted regulations applicable to institutions with $10 billion or more of assets that established a maximum permissible interchange fee that an institution may charge. Under the regulations, the maximum permissible interchange fee for such institutions is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the institution implements additional fraud-prevention standards. Although institutions that have assets of less than $10 billion are exempt, these regulations are expected to significantly affect the interchange fees that institutions with less than $10 billion of assets are able to collect.

Recent Amendments to the Dodd-Frank Act. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, which was signed into law on May 24, 2018 (the “EGRRCPA”), amended the Dodd-Frank Act to provide regulatory relief for certain smaller and regional financial institutions. The EGRRCPA, among other things, provides financial institutions with less than $10 billion of assets with relief from certain capital requirements and exempts banks with less than $250 billion of total consolidated assets from the enhanced prudential standards and the company-run and supervisory stress tests required under the Dodd-Frank Act.

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

In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

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

Limits on the Payment of Dividends. The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Virtually all of the Company’s cash revenues will result from dividends paid to it by the Bank, which is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings without approval by the BFI. As of December 31, 2018, the Bank did not have any accumulated retained earnings. In addition, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be "undercapitalized," as defined in FDIC regulations.

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

Insurance of Accounts, Assessments and Regulation by the FDIC. Our deposits are insured by the FDIC up to the limits set forth under applicable law, currently $250,000. We are subject to the deposit insurance assessments of the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act. Effective July 1, 2016, the FDIC changed its deposit insurance pricing to a “financial ratios method” based on CAMELS composite ratings to determine assessment rates for small established institutions with less than $10 billion of assets, such as the Bank. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions.

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

Capital Adequacy. Both the Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank. The Federal Reserve and the FDIC have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision (the “Basel Committee”) and certain provisions of the Dodd-Frank Act (the “Basel III Capital Rules”).  The Basel III Capital Rules implement minimum capital ratios and establish risk weightings that are applied to many classes of assets held by community banks, including applying higher risk weightings to certain commercial real estate loans.

The Basel III Capital Rules require banks and bank holding companies to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement (the “SBHC Policy Statement”). On August 28, 2018, the Federal Reserve issued an interim final rule required by the EGRRCPA that expands the applicability of the SBHC Policy Statement to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies, such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules. The SBHC Policy Statement does not apply to the Bank and the Bank must comply with the Basel III Capital Rules. The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the FDI Act, as described below.

On November 21, 2018, the federal bank regulators jointly issued a proposed rule required by the EGRRCPA that would permit qualifying banks and bank holding companies that have less than $10 billion of assets, like the Company and the Bank, to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the proposed rule, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. The rule is in proposed form so the content and scope of the final rule, and its impact on the Company and the Bank (if any), cannot be determined.

Prompt Corrective Action. Federal banking agencies have broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution that is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities.

To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. At December 31, 2018, the Bank’s common equity Tier 1 capital ratio was 11.70%, its Tier 1 risk-based capital ratio was 11.70%, its total risk-based capital ratio was 12.46% and its leverage ratio was 9.15%.  Accordingly, as of December 31, 2018, the Bank met the minimum ratios to be classified as well capitalized.  More information concerning our regulatory ratios at December 31, 2018 is included in Note 13 to the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

As described above, on November 21, 2018, the federal bank regulators jointly issued a proposed rule required by the EGRRCPA that would permit qualifying banks and bank holding companies that have less than $10 billion of consolidated assets to elect to opt into the CBLR framework. Banks opting into the CBLR framework and maintaining a CBLR of greater than 9% would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. The rule is in proposed form so the content and scope of the final rule, and its impact on the Company and the Bank (if any), cannot be determined.

Restrictions on Transactions with Affiliates. Both the Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of: (1) a bank’s loans or extensions of credit, including purchases of assets subject to an agreement to repurchase, to affiliates; (2) a bank’s investment in affiliates; (3) assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve; (4) the amount of loans or extensions of credit to third parties collateralized by the securities or debt obligations of affiliates; (5) transactions involving the borrowing or lending of securities and any derivative transaction that results in credit exposure to an affiliate; and (6) a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

Incentive Compensation Policies and Restrictions. In July 2010, the federal banking agencies issued guidance that applies to all banking organizations supervised by the agencies (thereby including both the Company and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. At December 31, 2018, we had not been made aware of any instances of non-compliance with this guidance. The Dodd-Frank Act requires the appropriate federal regulators to establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or bank that provides an insider or other employee with “excessive compensation” or that could lead to a material financial loss to such firm. These standards have not yet been established.

Bank Secrecy Act. The Bank Secrecy Act (“BSA”), which is intended to require financial institutions to develop policies, procedures and practices to prevent and deter money laundering, mandates that every bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. The program must, at a minimum: (i) provide for a system of internal controls to assure ongoing compliance; (ii) provide for independent testing for compliance; (iii) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (iv) provide training for appropriate personnel. In addition, a bank is required to adopt a customer identification program as part of its BSA compliance program. Financial institutions are generally required to report cash transactions involving more than $10,000 to the U.S. Department of the Treasury.  In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose.  The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution.  In May 2016, the regulations implementing the BSA were amended to explicitly include risk-based procedures for conducting ongoing customer due diligence, to include understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, banks must identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted). These amendments and new requirements became effective for the Bank on May 11, 2018.

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

Mortgage Banking Regulation. The Mortgage Company is subject to the rules and regulations by the Department of Housing and Urban Development, the Federal Housing Administration, the Department of Veteran Affairs and state regulatory authorities with respect to originating, processing, servicing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Home Ownership Equity Protection Act, and the regulations promulgated thereunder. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on depository institutions by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. Federal regulatory authorities also have broad enforcement powers over us, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors. At December 31, 2018, the Bank met the ratio requirements to be classified as a well capitalized financial institution.

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

Tax Reform. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). The legislation made key changes to the U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its deferred tax assets and liabilities at December 31, 2017 and recognized $4,181,000 in tax expense for the year ended December 31, 2017. Although the Tax Reform Act had a significant negative impact on the Company’s earnings for 2017 because of the re-valuation of its deferred tax assets and liabilities, the reduction in the corporate tax rate to 21% had a positive benefit to the Company in 2018 and is expected to have a continued positive benefit in future periods.

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

Employees

As of December 31, 2018, the Company and its subsidiaries had a total of 142 full-time employees and 8 part-time employees. None of the Company’s employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

Additional Information

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. Electronic copies of our SEC filings are available on the SEC’s Internet site (http://www.sec.gov).

The Company’s Internet address is http://www.villagebank.com. At that address, we make available, free of charge, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (see “Investor Relations” section of website), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC (except for exhibits). Requests should be directed to Donald M. Kaloski, Jr., Chief Financial Officer, Village Bank and Trust Financial Corp., PO Box 330, Midlothian, VA 23113.

The information on the websites listed above is not and should not be considered to be part of this annual report on Form 10-K and is not incorporated by reference in this document.

ITEM 1A. RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. Investors should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial, may also impair our business and operations. If any of the following risks adversely affects our business, financial condition or results of operations, the value of our common stock could decline.

Our credit standards and on-going credit assessment processes might not protect us from significant credit losses.

We take credit risk by virtue of making loans and extending loan commitments and letters of credit. We manage credit risk through a program of underwriting standards, the review of certain credit decisions and an ongoing process of assessment of the quality of the credit already extended. In addition, our credit administration function employs risk management techniques intended to promptly identify problem loans. While these procedures are designed to provide us with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, there can be no assurance that such measures will be effective in avoiding future undue credit risk, and credit losses will occur in the future and they may be significant.

Our allowance for loan losses may be insufficient.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents our best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.

The level of the allowance reflects management’s evaluation of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio, we cannot precisely predict such losses or be certain that the loan loss allowance will be adequate in the future. Deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies and our auditors periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Further, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses.

The adoption of ASU 2016-13, effective for the Company on January 1, 2020, could also result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. Although we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. For information regarding recent accounting pronouncements and their effect on us, see “Recent Accounting Pronouncements” in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Any increases in the allowance for loan losses will result in a decrease in net income and, possibly capital, and may have a material adverse effect on our financial condition and results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

Our nonperforming assets adversely affect our net income in various ways. Nonperforming assets, (which include nonaccrual loans and other real estate owned, but exclude loans past due 90 days and still accruing as these loans are rehabilitated student loans which have a 98% guarantee by the DOE of principal and interest), were $2,785,000, or 0.54% of total assets, as of December 31, 2018. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increased level of nonperforming assets also increases our risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. We utilize various techniques such as workouts, restructurings and loan sales to manage problem assets. Increases in or negative changes in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that we will avoid increases in nonperforming loans in the future.

We have a high concentration of loans secured by real estate, and a downturn in the local real estate market could materially and negatively affect our business.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, residential mortgages, home equity loans and lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) located principally in the Commonwealth of Virginia. As of December 31, 2018, 81% of all loans were secured by mortgages on real property. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. If there is a decline in real estate values, especially in our market area, the collateral for loans would deteriorate and provide significantly less security. The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and we would be more likely to suffer losses.

A portion of our loan portfolio consists of construction and land development loans, and a decline in real estate values and economic conditions would adversely affect the value of the collateral securing the loans and have an adverse effect on our financial condition.

At December 31, 2018, approximately 10.0% of our loan portfolio, or $41,608,000, consisted of construction and land development loans. Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate and improved, income producing real estate. Risk of loss on a construction or land development loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction or development, the marketability of the property, and the bid price and estimated cost (including interest) of construction or development. If the estimate of construction or development costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders and developers, the cost breakdown of construction or development is provided by the builder or developer. Although our underwriting criteria are designed to evaluate and minimize the risks of each construction or land development loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to our operations. In addition, construction and land development loans are dependent on the successful completion of the projects they finance. Loans secured by vacant or unimproved land are generally riskier than loans secured by improved property. These loans are more susceptible to adverse conditions in the real estate market and local economy.

We have a significant concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2018, we had approximately $206,969,000 in loans secured by commercial real estate, representing approximately 49.9% of total loans outstanding at that date. The real estate consists primarily of non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful rental of their properties. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition.

Our banking regulators generally give commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on our results of operations.

Our business is subject to interest rate risk, and variations in interest rates may negatively affect financial performance.

Changes in the interest rate environment may reduce our profits. It is expected that we will continue to realize income from the differential or “spread” between the interest earned on loans, securities, and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. Management cannot ensure that it can minimize our interest rate risk. While an increase in the general level of interest rates may increase the loan yield and the net interest margin, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest and principal of their obligations. Also, when the difference between long-term interest rates and short-term interest rates is small or when short-term interest rates exceed long-term interest rates, our margins may decline and our earnings may be adversely affected. Accordingly, changes in levels of market interest rates could materially and adversely affect the net interest spread, asset quality, loan origination volume and our overall profitability.

We face strong and growing competition from financial services companies and other companies that offer banking and other financial services, which could negatively affect our business.

We encounter substantial competition from other financial institutions in our market area and competition is increasing. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service area. These competitors include national, regional and community banks. We also face competition from many other types of financial institutions, including finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, financial subsidiaries of certain industrial corporations, financial technology companies and mortgage companies. Increased competition may result in reduced business for us.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loans and deposits, and range and quality of products and services provided, including new technology-driven products and services. If we are unable to attract and retain banking customers, we may be unable to continue to grow loan and deposit portfolios and our results of operations and financial condition may otherwise be adversely affected.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. The activity and prominence of so-called marketplace lenders and other technological financial service companies have grown significantly over recent years and are expected to continue growing. In addition, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, digital wallets or general-purpose reloadable prepaid cards. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. If we are unable to address the competitive pressures that we face, we could lose market share, which could result in reduced net revenue and profitability and lower returns. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Our ability to operate profitably may be dependent on our ability to integrate or introduce various technologies into our operations.

The market for financial services, including banking and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, online banking and tele-banking. Our ability to compete successfully in our market may depend on the extent to which we are able to exploit such technological changes. If we are not able to afford such technologies, properly or timely anticipate or implement such technologies, or effectively train our staff to use such technologies, our business, financial condition or operating results could be adversely affected.

Changes in economic conditions, especially in the areas in which we conduct operations, could materially and negatively affect our business.

Our business is directly impacted by economic conditions, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control. A deterioration in economic conditions, whether caused by global, national or local concerns, especially within our market area, could result in the following potentially material consequences: loan delinquencies increasing; problem assets and foreclosures increasing; demand for products and services decreasing; low cost or non-interest bearing deposits decreasing; and collateral for loans, especially real estate, declining in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans. An economic downturn could result in losses that materially and adversely affect our business.

We may be adversely impacted by changes in market conditions.

We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. As a financial institution, market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt and trading account assets and liabilities. A few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity and futures prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of issuers. Our investment securities portfolio, in particular, may be impacted by market conditions beyond our control, including rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and inactivity or instability in the credit markets. Any changes in these conditions, in current accounting principles or interpretations of these principles could impact our assessment of fair value and thus the determination of other-than-temporary impairment of the securities in the investment securities portfolio.

Our mortgage banking revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact our profits.

Mortgage banking income, net of commissions, represented approximately 66% of total noninterest income for the year ended December 31, 2018. The success of our mortgage company is dependent upon our ability to originate loans and sell them to investors at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. During the recovery from the financial crisis, revenues from mortgage banking increased due to a lowering interest rate environment that resulted in a high volume of mortgage loan refinancing activity. More recently, revenues have been adversely affected by rising interest rates, home affordability and inventory issues, and changing incentives for homeownership under the Tax Reform Act. Loan production levels may also suffer if we experience a slowdown in the local housing market or tightening credit conditions. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage banking activities. As a result, these conditions would also adversely affect our results of operations.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

Most of our commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the market area in which we operate negatively impact this important customer sector, our results of operations and financial condition may be adversely affected. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. The deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the Company is used to service its debt. The liquidity of the Bank is used to make loans and leases and to repay deposit liabilities as they become due or are demanded by customers. Our overall liquidity position is regularly monitored to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. An inability to raise funds through deposits, borrowings and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of an economic downturn in the market area in which our loans are concentrated; adverse regulatory action against us; or our inability to attract and retain deposits.

Our ability to borrow could be impaired by factors that are not specific to us or our region, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our operations.

We are a relationship-driven organization, and currently depend heavily on the services of a number of key management and business development personnel. These officers have primary contact with our customers and are extremely important in maintaining personalized relationships with our customer base and producing new business, which is a key aspect of our business strategy and earnings momentum. The unexpected loss of key personnel could materially and adversely affect our results of operations and financial condition.

The success of our strategy depends on our ability to identify and retain individuals with experience and relationships in our markets.

In order to be successful, we must identify and retain experienced key management members and sales staff with local expertise and relationships. Competition for qualified personnel is intense and there is a limited number of qualified persons with knowledge of and experience in the community banking and mortgage industry in our chosen geographic market. Even if we identify individuals that we believe could assist us in building our franchise, we may be unable to recruit these individuals away from their current employers. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit and retain talented personnel could limit our growth and could materially adversely affect our business, financial condition and results of operations.

If we are unable to successfully implement and manage our growth strategy, our results of operations and financial condition may be adversely affected.

We may not be able to successfully implement our growth strategy if we are unable to identify attractive markets, locations or opportunities to expand in the future. In addition, the ability to manage growth successfully depends on whether we can maintain adequate capital levels, cost controls and asset quality, and successfully integrate any acquired branch offices or banks. We cannot assure you that any integration efforts relating to our growth strategy will be successful. In implementing our growth strategy by opening new branches or acquiring branches or banks, we expect to incur increased personnel, occupancy and other operating expenses. In the case of new branches, we must absorb those higher expenses while we begin to generate new deposits; there is also further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets.

We may consider acquiring other businesses or expanding into new product lines that we believe will help us fulfill our strategic objectives. We expect that other banking and financial companies, some of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition could increase prices for potential acquisitions that we believe are attractive. Acquisitions may also be subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate acquisitions that we believe are in our best interests.

When we enter into new markets or new lines of business, our lack of history and familiarity with those markets, clients and lines of business may lead to unexpected challenges or difficulties that inhibit our success. Our plans to expand could depress earnings in the short run, even if we efficiently execute a growth strategy leading to long-term financial benefits.

We rely upon independent appraisals to determine the value of the real estate which secures a significant portion of our loans, and the values indicated by such appraisals may not be realizable if we are forced to foreclose upon such loans.

A significant portion of our loan portfolio consists of loans secured by real estate. We rely upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of our loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan and will suffer a loss.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business we may foreclose and take title to real estate, potentially becoming subject to environmental liabilities associated with the properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. Costs associated with investigation or remediation activities can be substantial. If we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business.

We are subject to a variety of operational risks, including reputational risk, legal and compliance risk, and the risk of fraud or theft by employees or outsiders.

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees, operational errors, clerical or record-keeping errors, and errors resulting from faulty or disabled computer or communications systems.

Reputational risk, or the risk to our earnings and capital from negative public opinion, could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and employees and can expose us to litigation and regulatory action.

Further, if any of our financial, accounting, or other data processing systems fail or have other significant issues, we could be adversely affected. We depend on internal systems and outsourced technology to support these data storage and processing operations. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. We could be adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. We are also at risk of the impact of natural disasters, terrorism and international hostilities on our systems and from the effects of outages or other failures involving power or communications systems operated by others. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or communications outages), which may give rise to disruption of service to customers and to financial loss or liability. In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. Although we have policies and procedures in place to verify the authenticity of our customers, we cannot guarantee that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to our reputation.

If any of the foregoing risks materialize, it could have a material adverse effect on our business, financial condition and results of operations.

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

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on our results of operation and financial condition.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal control, we may discover material weaknesses or significant deficiencies in our internal control that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our inability to maintain the operating effectiveness of the controls described above could result in a material misstatement to our financial statements or other disclosures, which could have an adverse effect on our business, financial condition or results of operations. In addition, any failure to maintain effective controls or to timely effect any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

Changes in accounting standards could impact reported earnings.

From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. For information regarding recent accounting pronouncements and their effect on us, see “Recent Accounting Pronouncements” in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if we rely on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a client’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of that client. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problem caused by these third parties, including poor performance of services, failure to provide services, disruptions in communication services proved by a vendor and failure to handle current or higher volumes, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business, and may harm our reputation. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interface with the vendor’s ability to serve us. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

Our information systems may experience an interruption or breach in security.

In the ordinary course of business, we collect and store sensitive data, including proprietary business information and personally identifiable information of our customers and employees, in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and our business strategy. While we have policies and procedures designed to protect our networks, computers and data from failure, interruption, damage or unauthorized access, there can be no assurance that a breach will not occur or, if it does, that it will be adequately addressed. The occurrence of any failure, interruption, damage or security breach of our communications and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could adversely affect our business.

We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in them or our failure to comply with them, may adversely affect us.

We are subject to extensive regulation and supervision that govern almost all aspects of our operations. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividends or distributions that we can pay, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs.

We are currently facing increased regulation and supervision of our industry as a result of the financial crisis in the banking and financial markets. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways. Such additional regulation and supervision has increased, and may continue to increase, our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

Recently enacted capital standards, including the Basel III Capital Rules, may require the Company and the Bank to maintain higher levels of capital and liquid assets, which could adversely affect our profitability and return on equity or require us to raise additional capital and dilute existing shareholders.

We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that the Company and the Bank must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and/or other regulatory requirements, our financial condition would be materially and adversely affected. The Basel III Capital Rules require bank holding companies and their subsidiaries to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. While the Company is exempt from these capital requirements under the SBHC Policy Statement, the Bank is not exempt and must comply. The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the FDI Act. Satisfying capital requirements may require us to limit our banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect our business, financial condition and results of operations. The EGRRCPA, which became effective May 24, 2018, amended the Dodd-Frank Act to, among other things, provide relief from certain of these requirements. Although the EGRRCPA is still being implemented, we do not expect the EGRRCPA and the related rulemakings to materially reduce the impact of capital requirements on our business.

Changes in the federal, state or local tax laws may negatively impact our financial performance.

Changes in tax law could increase our effective tax rates. Such changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. The Tax Reform Act has had both positive and negative effects on our financial performance. For example, the new legislation resulted in a reduction in the federal corporate tax rate from 35% to 21% beginning in 2018, which had a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which partially offset the increase in net earnings from the lower tax rate. In addition, as a result of the lower corporate tax rate, we revalued our ending net deferred tax assets at December 31, 2017 and recognized $4,181,000 in tax expense for the year ended December 31, 2017. Similarly, our customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Reform Act and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.

Our largest shareholder, Kenneth R. Lehman, has significant influence over our business through his share ownership and his interests may not align with the interests of other holders of our common stock.

According to the Form 4 filed by Mr. Lehman with the SEC on January 15, 2019, Mr. Lehman owns 716,987 shares, or approximately 49.9%, of the Company’s outstanding common stock. Due to this ownership, he is able to influence the outcome of any matter submitted to a vote of our shareholders. In addition, Mr. Lehman previously served on the boards of directors of the Company and the Bank and management regularly seeks guidance and perspective from him given his extensive industry experience. Mr. Lehman owns significant shares of other financial institutions, some of which may compete with us. These affiliations may create conflicts of interest that could incentivize him to take or approve actions with respect to other institutions that may have a negative impact on us (e.g. marketing efforts, product pricing, lending policies, business combination transactions, etc.).  While we believe Mr. Lehman’s significant investment in the Company provides some protection in this regard, Mr. Lehman’s interests may not directly align with the interests of other holders of our common stock.

If Mr. Lehman acquires more than 50% of the Company’s outstanding shares of common stock, it will constitute a “change of control” of the Company pursuant to certain of our employment and benefit agreements, which will cause us to incur additional compensation expenses.

Certain of our employment and benefit agreements include customary provisions that provide for additional or accelerated compensation in the event of a change of control of the Company. The term “change of control” is defined in these agreements to include any transaction in which an individual or entity acquires more than 50% of our outstanding common stock. As described above, Mr. Lehman owned approximately 49.9% of our outstanding common stock as of January 15, 2019.

Our Supplemental Executive Retirement Plan and stock incentive plans provide for “single-trigger” acceleration of change of control benefits, which means certain employees will receive benefits upon a change of control of the Company, regardless of whether the change of control affects their employment with the Company or any successor. These change of control benefits include accelerated vesting of restricted stock awards and retirement benefits. If Mr. Lehman’s ownership of the Company’s common stock had exceeded 50% as of December 31, 2018, we would have recognized approximately $1,185,000 in related compensation expenses in 2018.

Our employment and change of control agreements provide for “double-trigger” acceleration of change of control benefits, which means the change of control benefits are only payable if the employee experiences a qualifying termination of employment in connection with a change of control. Mr. Lehman’s acquisition of more than 50% of the Company’s outstanding common stock would not automatically result in the payment or acceleration of change of control benefits under these agreements. However, under certain circumstances, if the Company were to terminate these employees or the employees were to voluntarily resign following Mr. Lehman’s acquisition of more than 50% of the Company’s outstanding common stock, the Company would incur significant additional expenses.

Our common stock is thinly traded which may limit the ability of shareholders to sell their shares and may increase price volatility.

Our common stock is listed on the Nasdaq Capital Market under the symbol “VBFC.” Our common stock is thinly traded and has substantially less liquidity than the average trading market for many other publicly traded companies. Mr. Lehman’s significant share ownership also limits the number of shares available to other investors and the liquidity of our common stock. We cannot assure you that a more active trading market for our common stock will develop or be sustained. The development of a liquid public market depends on the existence of willing buyers and sellers, the presence of which is not within our control. The number of active buyers and sellers of our common stock at any particular time may be limited. Therefore, our shareholders may not be able to sell their shares at the volume, prices, or times that they desire. Shareholders should be financially prepared and able to hold shares for an indefinite period.

In addition, thinly traded stocks can be more volatile than more widely traded stocks. Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include, but are not limited to, changes in analysts’ recommendations or projections, developments related to our business, operations, stock performance of other companies deemed to be peers, news reports of trends, concerns, irrational exuberance on the part of investors, and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Our ability to pay dividends is limited, and we may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and our need to maintain sufficient capital. The ability of the Bank to pay dividends to the Company also will be limited by the Bank’s obligations to maintain sufficient capital, earnings and liquidity and by other general restrictions on its dividends under federal and state bank regulatory requirements. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings without approval by the BFI. As of December 31, 2018, the Bank did not have any accumulated retained earnings. Any future financing arrangements that we enter into may also limit our ability to pay dividends to our shareholders. If we do not satisfy these regulatory requirements or arrangements, we will be unable to pay dividends on our common stock. Further, even if we have earnings and available cash in an amount sufficient to pay dividends to our shareholders, the board of directors, in its sole discretion, may decide to retain them and therefore not pay dividends in the future.

If we fail to pay interest on or otherwise default on our subordinated notes and subordinated debt securities, we will be prohibited from paying dividends or distributions on our common stock.

As of December 31, 2018, we had $5.7 million of subordinated notes and $8.8 million of subordinated debt securities outstanding. The agreements under which the subordinated notes and subordinated debt securities were issued prohibit us from paying any dividends on our common stock or making any other distributions to our shareholders upon our failure to make any required payment of principal or interest or during the continuance of an event of default under the applicable agreement. Events of default generally consist of, among other things, certain events of bankruptcy, insolvency or liquidation relating to us. If we were to fail to make a required payment of principal or interest on our subordinated notes or subordinated debt securities, it could have a material adverse effect on the market value of our common stock.

Our governing documents and Virginia law contain anti-takeover provisions that could negatively impact our shareholders.

Our articles of incorporation and bylaws and the Virginia Stock Corporation Act contain certain provisions designed to enhance the ability of our board of directors to deal with attempts to acquire control of the Company. These provisions, among others, provide that a plan of merger, share exchange, sale of all or substantially all of our assets, or similar transaction must be approved and recommended by the affirmative vote of two-thirds of the directors in office or by the affirmative vote of 80% or more of all of the votes entitled to be cast on such transaction by each voting group entitled to vote, and limit the ability of shareholders to call a special meeting. These provisions and the ability to set the voting rights, preferences and other terms of any series of preferred stock that may be issued, may be deemed to have an anti-takeover effect and may discourage takeovers (which certain shareholders may deem to be in their best interest). To the extent that such takeover attempts are discouraged, temporary fluctuations in the market price of our common stock resulting from actual or rumored takeover attempts may be inhibited. These provisions also could discourage or make more difficult a merger, tender offer or proxy contest, even though such transactions may be favorable to the interests of shareholders, and could potentially adversely affect the market price of our common stock.

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

Market and Dividend Information

Shares of the Company’s common stock trade on the Nasdaq Capital Market under the symbol “VBFC”.

The Company has not paid any dividends on its common stock. We intend to retain all of our earnings to finance the Company’s operations and we do not anticipate paying cash dividends in the near term. Any decision made by the board of directors to declare dividends in the future will depend on the Company’s future earnings, capital requirements, financial condition and other factors deemed relevant by the board. Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s regulatory agencies. Such dividends are limited to the Bank’s accumulated retained earnings. The Federal Reserve has issued guidelines that bank holding companies should inform and consult with the Federal Reserve in advance of declaring or paying a dividend that exceeds earnings for the period (e.g. quarter) for which the dividend is being paid or that could result in a material adverse charge to the organization’s capital structure.

During the first quarter of 2017, the Company received approval from state and federal regulators allowing the Bank to pay a special dividend to the Company for the sole purpose of paying all accrued and unpaid dividends on the Company’s preferred stock through February 15, 2017, as well as to redeem 688 shares of the total 5,715 shares outstanding. The accrued and unpaid dividends paid on February 15, 2017 amounted to $2,911,000. The 688 shares were redeemed on February 24, 2017 at a redemption price of $1,000 per share plus accrued dividends from February 15, 2017 to the redemption date.

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

Holders

At February 28, 2018, there were 1,435,283 shares of common stock outstanding held by approximately 979 active holders, including registered holders and beneficial holders of shares through banks, brokers and other nominees.

For information concerning the Company’s Equity Compensation Plans, see Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”.

Purchases of Equity Securities

The Company did not repurchase any of its common stock during 2018 or 2017.

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

For additional information on factors that could materially influence the forward-looking statements included in this report, see the risk factors in Item 1A – “Risk Factors” in this report. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.  In addition, past results of operations are not necessarily indicative of future results.

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

Results of Operations

The following presents management’s discussion and analysis of the financial condition of the Company at December 31, 2018 and 2017, and results of operations for the Company for the years ended December 31, 2018 and 2017. This discussion should be read in conjunction with the Company’s audited Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

Summary

The Company recorded net income of $3,037,000 and net income available to common shareholders, which deducts from net income the dividends on preferred stock, of $2,924,000, or $2.04 per fully diluted share in 2018, compared to a net loss of $3,096,000 and net loss available to common shareholders of $3,594,000, or ($2.55) per fully diluted share in 2017.

The Company’s results for the year ended December 31, 2017 were significantly impacted by a reduction in the corporate tax rate. On December 22, 2017, the President signed into law the Tax Reform Act.  The Tax Reform Act includes a number of changes in existing tax law impacting businesses.  One of the most significant changes is a permanent reduction in the corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. Accounting principles generally accepted in the United States of America (“GAAP”) require companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment.

As of December 31, 2017, the Company had net deferred tax assets of $11 million. The Company recorded a re-valuation of its deferred tax assets and liabilities as of December 31, 2017, at the new rate of 21%, based upon balances in existence at date of enactment. As a result, the Company's net deferred tax assets were written down by approximately $4,181,000 in the fourth quarter of 2017 with a corresponding increase in tax expense. This write down decreased earnings per share for the year by $2.96. Although the Tax Reform Act had a significant negative impact on the Company’s earnings for 2017 because of the re-valuation of its deferred tax assets and liabilities, the reduction in the corporate tax rate to 21% had a positive benefit to the Company in 2018 and is expected to have a continued positive benefit in future periods.

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

	Year Ended December 31,
	2018	2017	Change
	(dollars in thousands)

Average interest-earning assets	$458,841	$408,945	$49,896
Interest income	$21,068	$17,298	$3,770
Yield on interest-earning assets	4.59%	4.23%	0.36%
Average interest-bearing liabilities	$344,959	$312,734	$32,225
Interest expense	$3,908	$2,721	$1,187
Cost of interest-bearing liabilities	1.13%	0.87%	0.26%
Net interest income	$17,160	$14,577	$2,583
Net interest margin	3.74%	3.56%	0.18%

The increase in net interest income of $2,583,000 for the year ended December 31, 2018 was a result of positive movements in interest income. Interest income increased $3,770,000 with interest income on loans held for investment increasing $3,434,000 and interest income on investments increasing by $311,000. The increase in interest income on loans held for investment was attributable to an increase in average loans outstanding of $54,285,000 and an increase in the yield of 22 basis points. The increase in interest income on securities was due to an increase in average investment securities of $1,234,000 and an increase in the yield of 62 basis points. Interest expense increased by $1,187,000 because of an increase in average interest bearing liabilities of $32,225,000 and an increase in the cost of interest bearing liabilities of 26 basis points.

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

Average Balance Sheets, Income and Expense, Yields and Rates

	Year Ended December 31, 2018			Year Ended December 31, 2017
		Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$39,739	$1,646	4.14%	$40,536	$1,664	4.11%
Real estate - residential	90,612	4,792	5.29%	80,863	4,249	5.25%
Real estate - commercial	187,824	9,090	4.84%	140,809	6,773	4.81%
Real estate - construction	36,482	1,981	5.43%	34,580	1,742	5.04%
Student loans	42,465	1,916	4.51%	46,242	1,577	3.41%
Consumer	2,039	137	6.72%	1,846	123	6.66%
Gross loans	399,161	19,562	4.90%	344,876	16,128	4.68%
Investment securities	46,901	1,062	2.26%	45,667	751	1.64%
Loans held for sale	6,388	309	4.84%	6,813	279	4.10%
Federal funds and other	6,391	135	2.11%	11,589	140	1.21%
Total interest earning assets	458,841	21,068	4.59%	408,945	17,298	4.23%
Allowance for loan losses	(3,239)			(3,308)
Cash and due from banks	9,933			10,210
Premises and equipment, net	12,787			12,911
Other assets	20,714			25,732
Total assets	$499,036			$454,490

Interest bearing deposits
Interest checking	48,162	87	0.18%	45,986	82	0.18%
Money market	84,577	397	0.47%	78,492	309	0.39%
Savings	24,152	41	0.17%	22,530	39	0.17%
Certificates	155,871	2,299	1.47%	152,341	1,971	1.29%
Total deposits	312,762	2,824	0.90%	299,349	2,401	0.80%
Borrowings
Long-term debt - trust preferred securities	8,791	340	3.87%	8,777	259	2.95%
FHLB advances	18,470	417	2.26%	4,221	56	1.33%
Subordinated debt, net	4,336	313	7.22%	-	-	-
Other borrowings	600	14	2.33%	387	5	1.29%
Total interest bearing liabilities	344,959	3,908	1.13%	312,734	2,721	0.87%
Noninterest bearing deposits	114,690			94,618
Other liabilities	2,864			3,395
Total liabilities	462,513			410,747
Equity capital	36,523			43,743
Total liabilities and capital	$499,036			$454,490

Net interest income before provision for loan losses		$17,160			$14,577
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.46%			3.36%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.74%			3.56%

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

	2018 vs. 2017
	Increase (Decrease)
	Due to Changes in
	Volume	Rate	Total
Interest income
Loans	$2,755	$679	$3,434
Investment securities	21	290	311
Loans held for sale	(16)	46	30
Fed funds sold and other	7	(12)	(5)
Total interest income	2,767	1,003	3,770

Interest expense
Deposits
Interest checking	4	1	5
Money market accounts	25	63	88
Savings accounts	3	(1)	2
Certificates of deposit	47	281	328
Total deposits	79	344	423
Borrowings
Long-term debt	-	81	81
FHLB Advances	299	62	361
Subordinated debt, net	313	-	313
Other borrowings	4	5	9
Total interest expense	695	492	1,187

Net interest income	$2,072	$511	$2,583

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

The level of the allowance reflects changes in the size of the portfolio or in any of its components as well as management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, and present economic, political and regulatory conditions. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company did not record a provision for loan losses for the years ended December 31, 2018 and 2017 because of minimal net charge-offs and stable asset quality.

The provision for (recovery of) loan losses by category is presented following (in thousands):

	2018		2017
	Provision	Loans	Provision	Loans
	(Recovery)	Outstanding	(Recovery)	Outstanding

Construction and land development	$58	$41,608	$(118)	$30,817
Commercial real estate	30	206,969	98	165,505
Consumer real estate	(52)	87,641	(30)	88,228
Commercial and industrial	(50)	36,639	316	36,506
Guaranteed student loans	118	39,315	96	45,805
Consumer	32	2,258	4	1,848
Unallocated	(136)	-	(366)	-

	$-	$414,430	$-	$368,709

For more financial data and other information about the provision for (recovery of) loan losses refer to section, “Balance Sheet Analysis” under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 4 “Allowance for Loan Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, gains and losses on sale of mortgage loans and securities held for sale, and rental income primarily on our previous headquarters building. The most significant noninterest income item has been mortgage banking income, net of commissions, representing 66% for the year ended December 31, 2018 and 67% for the year ended December 31, 2017.

	For the Year Ended
	December 31,		Change
	2018	2017	$	%
	(dollars in thousands)

Service charges and fees	$1,914	$1,845	$69	3.7%
Mortgage banking income, net	4,064	4,521	(457)	(10.1)%
Loss on sale of investment securities	(89)	(81)	(8)	9.9%
Other	302	295	7	2.4%
Total noninterest income	$6,191	$6,580	$(389)	(5.9)%

•	The decrease in mortgage banking income, net of commissions, is due primarily to the decrease in the gain on sale of loans held for sale from $5,415,000 in 2017 to $5,207,000 in 2018 and the increase in commissions expense from $1,526,000 in 2017 to $1,744,000 in 2018.
•	The Company sold approximately $9,000,000 and $10,000,000 in investments securities resulting in a loss of $89,000 and $81,000 during the years ended 2018 and 2017, respectively. These sales resulted from management’s efforts to reduce interest rate risk in our investment portfolio.

Noninterest expense

Noninterest expense includes all expenses of the Company with the exception of interest expense on deposits and borrowings, provision for loan losses and income taxes. Some of the primary components of noninterest expense are salaries and benefits, occupancy and equipment costs and professional and outside services. Over the last two years, the most significant noninterest expense item has been salaries and benefits, representing 59% and 61% of noninterest expense in 2018 and 2017, respectively.

	For the Year Ended
	December 31,		Change
	2018	2017	$	%
	(dollars in thousands)

Salaries and benefits	$11,625	$12,081	$(456)	(3.8)%
Occupancy	1,327	1,133	194	17.1%
Equipment	875	757	118	15.6%
Write down of assets held for sale	56	231	(175)	(75.8)%
Cease use lease obligation	-	(125)	125	(100.0)%
Supplies	186	244	(58)	(23.8)%
Professional and outside services	2,973	2,994	(21)	(0.7)%
Advertising and marketing	297	340	(43)	(12.6)%
Foreclosed assets, net	(48)	(292)	244	(83.6)%
FDIC insurance premium	323	297	26	8.8%
Other operating expense	2,007	2,026	(19)	(0.9)%
Total noninterest expense	$19,621	$19,686	$(65)	(0.3)%

•	The decrease in salaries and benefits was due to staffing reductions associated with processing efficiencies gained in the mortgage segment during the fourth quarter of 2017.
•	Occupancy increased due to the opening of a new Mortgage Company branch during the first quarter of 2018 and building management fees attributed to our branches and headquarters building.
•	During the fourth quarter of 2017, the Company recorded a write down on assets held for sale of $231,000 based on current valuations. During 2018, the Company obtained updated valuations on assets held for sale that resulted in the $56,000 write down on assets held for sale.
•	During the fourth quarter of 2016, the Company recorded a loss from branch consolidation of $252,000 related to a future lease obligation, which was settled for a lower amount late in the first quarter of 2017 resulting in a partial recovery of $125,000.
•	The change in expense related to foreclosed assets was primarily due to the recognition of gains on the sale of foreclosed assets of $380,000 during 2017 compared to a gain of $71,000 in 2018.

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

Income tax expense for the years ended December 31, 2018 and 2017 was $693,000 and $4,567,000, respectively, resulting in an effective tax rate of 18.6% and 310.5%, respectively. The lower effective tax rate in 2018 resulted from the reduction in the corporate income tax rate as noted above.

The Company has a net deferred tax asset which is included in other assets on the balance sheet. For more financial data and other information about income taxes refer to Note 1 “Summary of Significant Accounting Policies” and Note 9 “Income Taxes” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Balance Sheet Analysis

Investment securities

At December 31, 2018 and 2017, all of our investment securities were classified as available for sale.

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

Approximately 81% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. We are less reliant on real estate secured lending than was the case in 2012 when 90% of our loan portfolio consisted of this type of lending. Approximately 9% of the loan portfolio consists of rehabilitated student loans purchased by the Bank in 2017, 2016, 2015 and 2014 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 9% of all loans. Loans in this category are typically made to individuals and small and medium-sized businesses, and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

The following tables present the composition of our loan portfolio at the dates indicated (dollars in thousands).

	December 31, 2018		December 31, 2017
	Amount	%	Amount	%
Construction and land development
Residential	$7,704	1.86%	$5,361	1.45%
Commercial	33,904	8.18%	25,456	6.91%
	41,608	10.04%	30,817	8.36%
Commercial real estate
Owner occupied	98,153	23.68%	85,004	23.06%
Non-owner occupied	95,034	22.93%	70,845	19.21%
Multifamily	13,597	3.28%	9,386	2.55%
Farmland	185	0.04%	270	0.07%
	206,969	49.93%	165,505	44.89%
Consumer real estate
Home equity lines	20,675	4.99%	22,849	6.20%
Secured by 1-4 family residential,
First deed of trust	57,410	13.85%	57,919	15.71%
Second deed of trust	9,556	2.31%	7,460	2.02%
	87,641	21.15%	88,228	23.93%
Commercial and industrial loans (except those secured by real estate)	36,639	8.84%	36,506	9.90%
Guaranteed student loans	39,315	9.49%	45,805	12.42%
Consumer and other	2,258	0.55%	1,848	0.50%

Total loans	414,430	100.0%	368,709	100.0%
Deferred loan cost, net	713		699
Less: allowance for loan losses	(3,051)		(3,239)

	$412,092		$366,169

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

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands).

	December 31,
	2018	2017

Nonaccrual loans	$2,259	$2,320
Foreclosed properties	526	1,788
Total nonperforming assets	$2,785	$4,108

Restructured loans (not included in nonaccrual loans above)	$8,673	$10,193

Loans past due 90 days and still accruing (1)	$5,573	$7,229

Nonperforming assets to loans (2)	0.67%	1.11%

Nonperforming assets to total assets	0.54%	0.86%

Allowance for loan losses to nonaccrual loans	135.04%	139.61%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

The following table presents an analysis of the changes in nonperforming assets for 2018 (in thousands).

	Nonaccrual
	Loans	OREO	Total

Balance December 31, 2017	$2,320	$1,788	$4,108
Additions	1,269	-	1,269
Loans placed back on accrual	(260)	-	(260)
Transfers to OREO	-	-	-
Repayments	(490)	-	(489.56)
Charge-offs	(580)	-	(580)
Sales	-	(1,262)	(1,262)
	-	-	-
Balance December 31, 2018	$2,259	$526	$2,785

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

Of the total nonaccrual loans of $2,259,000 at December 31, 2018 that were considered impaired, three loans totaling $17,000 had specific allowances for loan losses totaling $17,000. This compares to $2,320,000 in nonaccrual loans at December 31, 2017 of which 13 loans totaling $1,053,000 had specific allowances for loan losses of $454,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $240,000 and $159,000, for 2018 and 2017, respectively. Student loans totaling $5,573,000 and $7,229,000 at December 31, 2018 and 2017, respectively, were past due 90 days or more and interest was still being accrued as principal and interest on such loans have a 98% guarantee by the DOE. The 2% not covered by the DOE guarantee is provided for in the allowance for loan losses.

Deposits

The following table gives the composition of our deposits at the dates indicated (dollars in thousands).

	December 31, 2018		December 31, 2017
	Amount	%	Amount	%

Checking accounts
Noninterest bearing demand	119,317	27.2%	$104,138	25.3%
Interest bearing	49,188	11.2%	48,042	11.7%
Money market accounts	86,295	19.7%	82,523	20.1%
Savings accounts	28,694	6.5%	27,596	6.7%
Time deposits of $250,000 and over	24,160	5.5%	21,592	5.2%
Other time deposits	131,393	29.9%	127,733	31.0%

Total	$439,047	100.0%	$411,624	100.0%

Total deposits increased by $27,423,000, or 6.7%, from $411,624,000 at December 31, 2017 to $439,047,000 at December 31, 2018. Checking and savings accounts increased by $17,423,000, money market accounts increased by $3,772,000 and time deposits increased by $6,228,000 during 2018. The cost of our interest-bearing deposits increased to 0.90% for 2018 compared to 0.80% for 2017.

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

	Year Ended December 31,
	2018		2017
	Amount	Rate	Amount	Rate

Noninterest-bearing demand accounts	$114,690		$94,618
Interest-bearing deposits
Interest checking accounts	48,162	0.18%	45,986	0.18%
Money market accounts	84,577	0.47%	78,492	0.39%
Savings accounts	24,152	0.17%	22,530	0.17%
Other time deposits	155,871	1.47%	152,341	1.29%
Total interest-bearing deposits	312,762	0.90%	299,349	0.80%

Total average deposits	$427,452		$393,967

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

Capital resources

Shareholders’ equity at December 31, 2018 was $37,133,000, compared to $39,334,000 at December 31, 2017. The $2,201,000 decrease in shareholders’ equity during 2018 is primarily due to the redemption of the Company’s remaining 5,027 shares ($5,027,000 redemption value) of Fixed Rate Cumulative Perpetual Preferred Stock, Series A on March 30, 2018 which was offset by net income for the year of $3,037,000.

The $4,280,000 decrease in shareholders’ equity in 2017 was primarily due to the reduction in the corporate tax rate. On December 22, 2017, the President signed into law the Tax Reform Act. The Tax Reform Act includes a number of changes in existing tax law impacting businesses. One of the most significant changes is a permanent reduction in the corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. GAAP requires companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands).

	December 31,
	2018	2017

Tier 1 capital
Total bank equity capital	$48,272	$44,748
Net unrealized loss on available-for-sale securities	696	401
Defined benefit postretirement plan	53	51
Dissallowed deferred tax asset	(2,146)	(2,935)
Total Tier 1 capital	46,875	42,265

Tier 2 capital
Allowance for loan losses	3,051	3,239
Total Tier 2 capital	3,051	3,239

Total risk-based capital	49,926	45,504

Risk-weighted assets	$400,639	$353,349

Average assets	$512,558	$460,556

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	9.15%	9.18%
Common equity tier 1 capital ratio (CET 1)	11.70%	11.96%
Tier 1 capital to risk-weighted assets	11.70%	11.96%
Total capital to risk-weighted assets	12.46%	12.88%
Equity to total assets	9.42%	9.42%

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

At December 31, 2018 and 2017, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $63,796,000 and $67,521,000, or 12.4% and 14.2% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $8,004,000 of these securities are pledged against current and potential fundings.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were no borrowings against the lines at December 31, 2018 and $1,584,000 at December 31, 2017.

We are also a member of the Federal Home Loan Bank of Atlanta (“FHLB”), from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2018 was $14.5 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets. Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At December 31, 2018, we had commitments to originate $82,794,000 of loans. Fixed commitments to incur capital expenditures were approximately $100,000 at December 31, 2018. Certificates of deposit scheduled to mature or reprice in the 12-month period ending December 31, 2019 total $68,072,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

Other real estate owned

Other real estate owned represents properties acquired through foreclosure or physical possession.  Write-downs to fair value of foreclosed assets less estimate costs to sell at the time of transfer are charged to allowance for loan losses.  Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs. If fair value declines subsequent to foreclosure a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance was $52,000 and $281,000 at December 31, 2018 and 2017, respectively.   Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties.  The evaluation of these factors involves subjective estimates and judgments that may change.

Assets held for sale

Assets held for sale at December 31, 2018 and December 31, 2017 included a branch building we previously closed. The Company periodically evaluates the value of assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.

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

As of December 31, 2017, the Company had net deferred tax assets of $11 million. The Company recorded a re-valuation of its deferred tax assets and liabilities as of December 31, 2017, at the new rate of 21%, based upon balances in existence at date of enactment. As a result, the Company's net deferred tax assets were written down by approximately $4,181,000 in the fourth quarter of 2017 with a corresponding increase in tax expense. Although the Tax Reform Act had a significant negative impact on the Company’s earnings for 2017 because of the re-valuation of its deferred tax assets and liabilities, the reduction in the corporate tax rate to 21% had a positive benefit to the Company in 2018 and is expected to have a continued positive benefit in future periods.

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

To the Shareholders and Board of Directors

Village Bank and Trust Financial Corp.

Midlothian, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Village Bank and Trust Financial Corp. and its subsidiary (the Company) as of December 31, 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2018.

Richmond, Virginia

March 29, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Village Bank and Trust Financial Corp.

Midlothian, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Village Bank and Trust Financial Corp. (the “Company”) and Subsidiary as of December 31, 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditors from 1999 to 2018.

/s/ BDO USA, LLP

Richmond, Virginia

March 30, 2018

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
December 31, 2018 and 2017
(in thousands, except per share data)

	2018	2017
Assets
Cash and due from banks	$12,717	$17,810
Federal funds sold	6,826	-
Total cash and cash equivalents	19,543	17,810
Investment securities available for sale, at fair value	44,253	49,711
Restricted stock, at cost	1,661	1,261
Loans held for sale	6,128	8,047
Loans
Outstandings	414,430	368,709
Allowance for loan losses	(3,051)	(3,239)
Deferred fees and costs, net	713	699
Total loans, net	412,092	366,169
Other real estate owned, net of valuation allowance	526	1,788
Assets held for sale	554	610
Premises and equipment, net	12,455	12,982
Bank owned life insurance	7,441	7,268
Accrued interest receivable	2,662	2,600
Other assets	7,551	8,728

	$514,866	$476,974

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$119,317	$104,138
Interest bearing	319,730	307,486
Total deposits	439,047	411,624
Federal Home Loan Bank advances	21,000	12,300
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,563	-
Other borrowings	-	1,584
Accrued interest payable	221	93
Other liabilities	3,138	3,275
Total liabilities	477,733	437,640

Shareholders' equity
Preferred stock, $4 par value, $1,000 liquidation preference, 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2018 and 5,027 shares issued and outstanding at December 31, 2017	-	20
Common stock, $4 par value, 10,000,000 shares authorized; 1,435,283 shares issued and outstanding at December 31, 2018 and 1,430,751 shares issued and outstanding at December 31, 2017	5,707	5,672
Additional paid-in capital	53,212	58,055
Accumulated deficit	(21,769)	(24,693)
Common stock warrant	732	732
Stock in directors rabbi trust	(883)	(1,010)
Directors deferred fees obligation	883	1,010
Accumulated other comprehensive loss	(749)	(452)
Total shareholders' equity	37,133	39,334

	$514,866	$476,974

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Years Ended December 31, 2018 and 2017
(in thousands, except per share data)
	2018	2017
Interest income
Loans	$19,871	$16,407
Investment securities	1,062	751
Federal funds sold	135	140
Total interest income	21,068	17,298

Interest expense
Deposits	2,824	2,401
Borrowed funds	1,084	320
Total interest expense	3,908	2,721

Net interest income	17,160	14,577
Provision for loan losses	-	-
Net interest income after provision for loan losses	17,160	14,577

Noninterest income
Service charges and fees	1,914	1,845
Mortgage banking income, net	4,064	4,521
Loss on sale of investment securities	(89)	(81)
Other	302	295
Total noninterest income	6,191	6,580

Noninterest expense
Salaries and benefits	11,625	12,081
Occupancy	1,327	1,133
Equipment	875	757
Write down of assets held for sale	56	231
Cease use lease obligation	-	(125)
Supplies	186	244
Professional and outside services	2,973	2,994
Advertising and marketing	297	340
Foreclosed assets, net	(48)	(292)
FDIC insurance premium	323	297
Other operating expense	2,007	2,026
Total noninterest expense	19,621	19,686

Income before income tax expense	3,730	1,471
Income tax expense	693	4,567

Net income (loss)	3,037	(3,096)

Preferred stock dividends and amortization of discount	(113)	(498)
Net income (loss) available to common shareholders	$2,924	$(3,594)

Earnings (loss) per share, basic	$2.04	$(2.55)
Earnings (loss) per share, diluted	$2.04	$(2.55)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2018 and 2017
(in thousands)

	2018	2017
Net income (loss)	$3,037	$(3,096)
Other comprehensive income (loss)
Unrealized holding losses arising during the period	(476)	(266)
Tax effect	100	55
Net change in unrealized holding losses on securities available for sale, net of tax	(376)	(211)

Reclassification adjustment
Reclassification adjustment for losses realized in net income (loss)	89	81
Tax effect	(19)	(17)
Reclassification for losses included in net income (loss), net of tax	70	64

Minimum pension adjustment	14	14
Tax effect	(5)	(5)
Minimum pension adjustment, net of tax	9	9

Total other comprehensive loss-	(297)	(138)

Total comprehensive income (loss)	$2,740	$(3,234)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2018 and 2017
(in thousands)

							Directors	Accumulated
			Additional		Common	Stock in	Deferred	Other
	Preferred	Common	Paid-in	Accumulated	Stock	Directors	Fees	Comprehensive
	Stock	Stock	Capital	(Deficit)	Warrant	Rabbi Trust	Obligation	Loss	Total

Balance, December 31, 2016	$23	$5,629	$58,643	$(21,172)	$732	$(1,034)	$1,034	$(241)	$43,614

Preferred stock redemption	(3)	-	(685)	-	-	-	-	-	(688)
Preferred stock dividend	-	-	-	(498)	-	-	-	-	(498)
Restricted stock redemption	-	-	-	-	-	24	(24)	-	-
Vesting of common stock	-	43	(43)	-	-	-	-	-	-
Stock based compensation	-	-	140	-	-	-	-	-	140
Net loss	-	-	-	(3,096)	-	-	-	-	(3,096)
Reclassification due to the adoption of ASU 2018-02	-	-	-	73	-	-	-	(73)	-
Other comprehensive loss	-	-	-	-	-	-	-	(138)	(138)
Balance, December 31, 2017	20	5,672	58,055	(24,693)	732	(1,010)	1,010	(452)	39,334

Preferred stock redemption	(20)	-	(5,007)	-	-	-	-	-	(5,027)
Preferred stock dividend	-	-	-	(113)	-	-	-	-	(113)
Restricted stock redemption	-	-	-	-	-	127	(127)	-	-
Exercise of stock options	-	6	(6)	-	-	-	-	-	-
Vesting of restricted stock	-	29	(29)	-	-	-	-	-	-
Stock based compensation	-	-	199	-	-	-	-	-	199
Net income	-	-	-	3,037	-	-	-	-	3,037
Other comprehensive loss	-	-	-	-	-	-	-	(297)	(297)
Balance, December 31, 2018	$-	$5,707	$53,212	$(21,769)	$732	$(883)	$883	$(749)	$37,134

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2018 and 2017
(in thousands)

	2018	2017

Cash Flows from Operating Activities
Net income (loss)	$3,037	$(3,096)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	724	742
Deferred income taxes	690	385
Write-off of deferred tax assets	-	4,181
Write-down of other real estate owned	-	20
Valuation allowance on other real estate owned	-	162
Write-down of assets held for sale	56	20
Loss on sale of investment securities	89	81
Gain on sales of loans held for sale	(5,207)	(5,415)
Gain on sale of other real estate owned	(71)	(380)
Stock compensation expense	199	140
Proceeds from sale of mortgage loans	169,237	170,539
Origination of mortgage loans for sale	(162,111)	(158,387)
Amortization of premiums and accretion of discounts on securities, net	114	95
Increase in bank owned life insurance	(173)	(175)
Net change in:
Interest receivable	(62)	(326)
Other assets	576	195
Interest payable	128	23
Other liabilities	(137)	(562)
Net cash provided by operating activities	7,089	8,242

Cash Flows from Investing Activities
Purchases of available for sale securities	(7,992)	(18,366)
Proceeds from the sale of available for sale securities	9,109	9,949
Proceeds from maturities, calls and paydowns of available for sale securities	3,752	2,204
Net increase in loans	(45,923)	(32,067)
Proceeds from sale of other real estate owned	1,333	1,621
Purchases of premises and equipment, net	(197)	(966)
Purchase of restricted stock	(400)	(408)
Net cash used in investing activities	(40,318)	(38,033)

Cash Flows from Financing Activities
Redeemption of preferred stock	(5,027)	(688)
Payment of preferred dividends	(113)	(3,257)
Net increase in deposits	27,423	28,347
Net increase in Federal Home Loan Bank advances	8,700	9,900
Net increase (decrease) in other borrowings	(1,560)	1,503
Issuance of subordinated debt, net	5,539	-
Net cash provided by financing activities	34,962	35,805

Net increase in cash and cash equivalents	1,733	6,014
Cash and cash equivalents, beginning of period	17,810	11,796

Cash and cash equivalents, end of period	$19,543	$17,810

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$3,780	$2,698
Supplemental Schedule of Non Cash Activities
Real estate owned assets acquired in settlement of loans	$-	$285
Dividends on preferred stock accrued	$-	$57
Unrealized losses on securities avalable for sale	$(696)	$(391)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Note 1. Summary of Significant Accounting Policies

The accounting and reporting policies of Village Bank and Trust Financial Corp. and subsidiary (the “Company”) conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practice within the banking industry. The following is a description of the more significant of those policies:

Business

The Company is the holding company of Village Bank (the “Bank”). The Bank opened to the public on December 13, 1999 as a traditional community bank offering deposit and loan services to individuals and businesses in the Richmond, Virginia metropolitan area. In 2017, the Bank entered a new market by opening a branch in Williamsburg, Virginia. Village Bank Mortgage Corporation (the “Mortgage Company”) is a full service mortgage banking company wholly-owned by the Bank.

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

Basis of presentation and consolidation

The consolidated financial statements include the accounts of the Company, the Bank and the Mortgage Company. All material intercompany balances and transactions have been eliminated in consolidation.

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and all subsequent amendments to the ASU (collectively, “ASU 2014-09”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as other real estate owned (“OREO”).  The Company's revenue is comprised of interest and non-interest revenue. The majority of our revenue generating transactions are not subject to ASU 2014-09, including revenue generated from financial instruments, such as our loans, letters of credit, investment securities, bank owned life insurance and gains on sales of loans held for sale.  The Company completed its overall assessment of revenue streams and related contracts affected by the guidance and adopted ASU 2014-09 on January 1, 2018 with no impact on total shareholders' equity or net income.

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

The accompanying consolidated financial statements and notes reflect certain reclassifications in prior periods to conform to the current presentation. As of January 1, 2018, the Company began netting commissions paid to generate mortgage banking revenue against the related revenue balances. Prior to 2018, these commission expenses were shown separately under noninterest expense on the Consolidated Statements of Operations. Accordingly, the balances associated with the mortgage banking segment for the period ended December 31, 2017 for “Gain on sale of loans”, “Service charges and fees” and “Other income” under noninterest income, and “Commissions” under noninterest expense have been restated under “Mortgage banking income, net” within the Consolidated Statements of Operations to conform to this presentation. Management believes this will better represent actual mortgage banking income generated from this activity.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheets dates and revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses and its related provision, including impaired loans and troubled debt restructurings (“TDR”s), the valuation of deferred tax assets, valuation of OREO and the estimate of the fair value of assets held for sale.

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

Loans held for sale

The Company, through the Bank’s mortgage banking subsidiary, the Mortgage Company, originates residential mortgage loans for sale in the secondary market. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on an aggregate basis as determined by outstanding commitments from investors. Upon entering into a commitment to originate a loan, the Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist that the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. Gains on the sale of loans totaling approximately $5,207,000 and $5,415,000 were realized during the years ended December 31, 2018 and 2017, respectively.

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

The Company, through the Mortgage Company, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed rate lock commitments. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 45 days. The Company protects itself from changes in interest rates during this period by requiring a firm purchase agreement from a permanent investor before a loan can be closed. As a result, the Company is not exposed to losses nor will it realize gains or losses related to its rate lock commitments due to changes in interest rates.

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

At December 31, 2018, the Mortgage Company had rate lock commitments to originate mortgage loans aggregating approximately $12,738,000 and loans held for sale of approximately $6,128,000. The Mortgage Company has entered into corresponding commitments with third party investors to sell loans of approximately $18,866,000. Under the best efforts contractual relationship with these investors, the Mortgage Company is obligated to sell the loans, and the investor is obligated to purchase the loans, only if the loans close. No other obligation exists. As a result of these best efforts contractual relationships with these investors the Mortgage Company is not exposed to losses, nor will it realize gains, related to its rate lock commitments due to changes in interest rates.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. Our transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2018 and 2017, and the sale of residential mortgage loans in the secondary market; the extent of which are disclosed in the Consolidated Statements of Cash Flows.

Loans

Loans are stated at the principal amount outstanding, net of unearned income. Loan origination fees and certain direct loan origination costs are deferred and amortized to interest income over the life of the loan as an adjustment to the loan’s yield over the term of the loan.

A loan’s past due status is based on the contractual due date of the most delinquent payment dates. Interest is accrued on outstanding principal balances, unless the Company considers collection to be doubtful. Commercial and unsecured consumer loans are designated as nonaccrual when payment is delinquent 90 days or at the point which the Company considers collection doubtful, if earlier. Mortgage loans and most other types of consumer loans past due 90 days or more may remain on accrual status if management determines that such amounts are collectible. When loans are placed in nonaccrual status, previously accrued and unpaid interest is reversed against interest income in the current period and interest is subsequently recognized only to the extent cash is received as long as the remaining recorded investment in the loan is deemed fully collectible. Loans may be placed back on accrual status when, in the opinion of management, the circumstances warrant such action such as a history of timely payments subsequent to being placed on nonaccrual status, additional collateral is obtained or the borrowers cash flows improve.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contractual amount of standby letters of credit, whose contract amounts represent credit risk, was approximately $3,999,000 at December 31, 2018 and approximately $4,615,000 at December 31, 2017.

Below is a summary of the current loan segments:

Construction and land development loans consist primarily of loans for the purchase or refinance of unimproved lots or raw land. Additionally, the Company finances the construction of real estate projects typically where the permanent mortgage will remain with the Company. Specific underwriting guidelines are delineated in the Bank’s loan policies. Construction and land development loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those specific to real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on cash flows, collateral, geography and risk grade criteria. Commercial real estate loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because the repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.

Consumer real estate loans include consumer purpose 1-to-4 family residential properties and home equity loans. Consumer purpose loans have underwriting standards that are heavily influenced by statutory requirements, which include, but are not limited to, documentation requirements, limits on maximum loan-to-value percentages, and collection remedies. Loans to finance 1-4 family investment properties are primarily dependent upon rental income generated from the property and secondarily supported by the borrower’s personal income. The Company typically originates residential mortgages through our mortgage company and these loans are sold to secondary mortgage market correspondents. Consumer real estate loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Management examines current and projected cash flows to determine the ability of borrowers to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or marketable securities and may incorporate personal guarantees; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Government guaranteed balances represent Small Business Administration (“SBA”) loans originated by the Bank according to SBA guidelines.

Consumer and other loans are generally small loans spread across many borrowers and are underwritten after determining the ability of the consumer borrower to repay their obligations as agreed. The underwriting standards are influenced by credit history, ability to repay, and loan-to-value Consumer loans may be secured or unsecured and are comprised of revolving lines, installment loans and other consumer loans. Consumer and other loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral, or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

The Bank purchases Federal Rehabilitated Student Loan portfolios when approved by the Board of Directors. These loans are guaranteed by the U.S. Department of Education (“DOE”) which covers approximately 98% of the principal and interest. These loans are serviced by a third party servicer that specializes in handling these types of loans.

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

The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions which may affect a borrower’s ability to repay, overall portfolio quality, and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Troubled debt restructurings

A loan or lease is accounted for as a TDR if we, for economic or legal reasons related to the borrower’s financial condition, grant a significant concession to the borrower that we would not otherwise consider. A TDR may involve the receipt of assets from the debtor in partial or full satisfaction of the loan or lease, or a modification of terms such as a reduction of the stated interest rate or balance of the loan or lease, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions. TDRs generally remain categorized as nonperforming loans and leases until a six-month payment history has been maintained.

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

Real estate acquired in settlement of loans

Real estate acquired through or in lieu of foreclosure is initially recorded at estimated fair value less estimated selling costs. Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. If fair value declines subsequent to foreclosure a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance was $52,000 and $281,000 at December 31, 2018 and 2017, respectively. Costs relating to the development and improvement of such property are capitalized when appropriate, whereas those costs relating to holding the property are expensed.

Assets held for sale

Assets held for sale at December 31, 2018 and December 31, 2017 included a branch building we previously closed. The Company periodically evaluates the value of assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.

Premises and equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation of buildings and improvements is computed using the straight-line method over the estimated useful lives of the assets of 39 years. Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Amortization of premises (leasehold improvements) is computed using the straight-line method over the term of the lease or estimated lives of the improvements, whichever is shorter.

Supplemental Executive Retirement Plan

The Company recognizes the unfunded status of its Supplemental Executive Retirement Plan (the “SERP”) as a liability in its Consolidated Balance Sheets, measured at the projected benefit obligations as of December 31, 2018 and 2017. Net periodic pension cost are recorded each period based on actuarially determined amounts in accordance with GAAP and recognized in salaries and employment benefits in the Consolidated Statements of Operations. Actuarial determinations of net periodic pension cost are based on assumptions related to discount rates, employee compensation and mortality and interest crediting rates. Other changes in the status of the plan are recorded in the year in which the changes occur through other comprehensive income.

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

Consolidated statements of cash flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks (including cash items in process of collection), interest-bearing deposits with banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash flows from loans originated by the Bank for investment and deposits are reported net. The Company did not pay income taxes in 2018 and 2017.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income consists of net income (loss) and other comprehensive income. The Company’s other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on investment securities available for sale and amortization of the unfunded pension liability. At December 31, 2018 and 2017, the accumulated other comprehensive income was comprised of unrealized losses on securities available for sale of $696,000 and $391,000 and unfunded pension liability of $53,000 and $61,000 net of tax, respectively.

Earnings per common share

Basic earnings (loss) per common share represent net income available to common shareholders, which represents net income (loss) less dividends paid or payable to preferred stock shareholders, divided by the weighted-average number of common shares outstanding during the period, inclusive of unvested restricted shares (Note 10). For diluted earnings per common share, net income available to common shareholders is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options, and warrants, as well as any adjustment to income that would result from the assumed issuance. The effects of stock options and warrants are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Stock options and warrants are antidilutive if the underlying average market price of the stock that can be purchased for the period is less than the exercise price of the option or warrant. Potential dilutive common shares that may be issued by the Company relate solely to outstanding stock options and warrants and are determined using the treasury stock method.

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

Fair values of financial instruments

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability (exit price) shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact. See Note 18 for the methods and assumptions the Bank uses in estimating fair values of financial instruments.

Insurance of accounts, assessments and regulation by the FDIC

Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the limits set forth under applicable law, currently $250,000. We are subject to the deposit insurance assessments of the Deposit Insurance Fund (“DIF”). The deposit insurance assessment is an institution’s average total assets minus average tangible equity. Effective July 1, 2016, the FDIC changed its deposit insurance pricing to a “financial ratios method” based on CAMELS composite ratings to determine assessment rates for small established institutions with less than $10 billion of assets, such as the Bank. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions.

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

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases.”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements.”) Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The effect of adopting this standard on January 1, 2019 was an approximate $1,400,000 increase in assets and liabilities on the Company’s Consolidated Balance Sheet.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for Securities and Exchange Commission filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Entities will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings in the first period effective. While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems. This guidance may result in material changes in the Company's accounting for credit losses on financial instruments

In March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, the Company is required to apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company does have exposure and is assessing the impact of ASU 2017-08. Overall, the Company does not expect it to have a material impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Certain disclosure requirements have been deleted while the following disclosure requirements have been added: the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: The projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. The amendments are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.

Note 2. Investment Securities Available for Sale

The amortized cost and fair value of investment securities available for sale as of December 31, 2018 and 2017 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2018
U.S. Government agencies	$14,120	$-	$(269)	$13,851
Mortgage-backed securities	26,924	102	(576)	26,450
Subordinated debt	4,089	11	(148)	3,952

	$45,133	$113	$(993)	$44,253

December 31, 2017
U.S. Government agencies	$23,976	$-	$(293)	$23,683
Mortgage-backed securities	22,127	1	(188)	21,940
Subordinated debt	4,103	11	(26)	4,088

	$50,206	$12	$(507)	$49,711

At December 31, 2018, the Company had investment securities with a fair value of $8,004,000 pledged to secure borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). At December 31, 2017, the Company had no investment securities pledged to secure borrowings from the FHLB. There were no investment securities pledged to secure deposit repurchase agreements at December 31, 2018 or December 31, 2017.

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the years ending December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Gross realized gains	$-	$-
Gross realized losses	(89)	(81)

	$(89)	$(81)

The Company sold approximately $9,000,000 and $10,000,000 of investment securities available for sale at losses of $89,000 and $81,000 in 2018 and 2017, respectively. The sales of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to the anticipated upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity.

Investment securities available for sale that had an unrealized loss position at December 31, 2018 and December 31, 2017 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2018
US Government Agencies	$-	$-	$13,851	$(269)	$13,851	$(269)
Mortgage-backed securities	-	-	18,397	(576)	18,397	(576)
Subordinated debt	1,915	(140)	512	(8)	2,427	(148)

	$1,915	$(140)	$32,760	$(853)	$34,675	$(993)

December 31, 2017
US Government Agencies	$6,153	$(76)	$17,530	$(217)	$23,683	$(293)
Mortgage-backed securities	20,227	(160)	1,651	(28)	21,878	(188)
Subordinated debt	1,021	(26)	-	-	1,021	(26)

	$27,401	$(262)	$19,181	$(245)	$46,582	$(507)

As of December 31, 2018, there were $32.8 million, or 23 issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $853,000 and consisted of US Government agencies, mortgage-backed securities, and subordinated debt.

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the declines in fair value are attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2018.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2018, by contractual maturity, are as follows (in thousands):

	Amortized
	Cost	Fair Value

One to five years	$13,090	$12,808
Five to ten years	6,178	5,980
More than ten years	25,865	25,465

Total	$45,133	$44,253

Note 3. Loans

Loans classified by type as of December 31, 2018 and 2017 are as follows (dollars in thousands):

	December 31, 2018		December 31, 2017
	Amount	%	Amount	%
Construction and land development
Residential	$7,704	1.86%	$5,361	1.45%
Commercial	33,904	8.18%	25,456	6.91%
	41,608	10.04%	30,817	8.36%
Commercial real estate
Owner occupied	98,153	23.68%	85,004	23.06%
Non-owner occupied	95,034	22.93%	70,845	19.21%
Multifamily	13,597	3.28%	9,386	2.55%
Farmland	185	0.04%	270	0.07%
	206,969	49.93%	165,505	44.89%
Consumer real estate
Home equity lines	20,675	4.99%	22,849	6.20%
Secured by 1-4 family residential,
First deed of trust	57,410	13.85%	57,919	15.71%
Second deed of trust	9,556	2.31%	7,460	2.02%
	87,641	21.15%	88,228	23.93%
Commercial and industrial loans
(except those secured by real estate)	36,639	8.84%	36,506	9.90%
Guaranteed student loans	39,315	9.49%	45,805	12.42%
Consumer and other	2,258	0.55%	1,848	0.50%

Total loans	414,430	100.0%	368,709	100.0%
Deferred loan cost, net	713		699
Less: allowance for loan losses	(3,051)		(3,239)

	$412,092		$366,169

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the DOE. The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the FHLB as part of their lending arrangements with the Company totaled $38,751,000 and $29,615,000 as of December 31, 2018 and 2017, respectively.

The following is a summary of loans directly or indirectly with executive officers or directors of the Company for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017

Beginning balance	$8,957	$7,711
Additions	8,039	5,793
Effect of changes in composistion of related parties	(4,140)	-
Reductions	(7,655)	(4,547)

Ending balance	$5,201	$8,957

Executive officers and directors also had unused credit lines totaling $4,168,000 and $2,590,000 at December 31, 2018 and 2017, respectively. All loans and credit lines to executive officers and directors were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (dollars in thousands):

	2018	2017
Construction and land development
Commercial	$39	$43
	39	43
Commercial real estate
Owner occupied	-	183
Non-owner occupied	515	-
	515	183
Consumer real estate
Home equity lines	125	135
Secured by 1-4 family residential,
First deed of trust	1,163	1,000
Second deed of trust	154	67
	1,442	1,202
Commercial and industrial loans
(except those secured by real estate)	255	870
Consumer and other	8	22

Total loans	$2,259	$2,320

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
December 31, 2018
Construction and land development
Residential	$6,957	$-	$747	$-	$7,704
Commercial	33,432	6	466	-	33,904
	40,389	6	1,213	-	41,608
Commercial real estate
Owner occupied	88,484	6,540	3,129	-	98,153
Non-owner occupied	94,519	-	515	-	95,034
Multifamily	13,436	161	-	-	13,597
Farmland	81	104	-	-	185
	196,520	6,805	3,644	-	206,969
Consumer real estate
Home equity lines	19,601	934	140	-	20,675
Secured by 1-4 family residential
First deed of trust	53,994	1,612	1,804	-	57,410
Second deed of trust	9,167	175	214	-	9,556
	82,762	2,721	2,158	-	87,641
Commercial and industrial loans
(except those secured by real estate)	32,776	3,349	499	15	36,639
Guaranteed student loans	39,315	-	-	-	39,315
Consumer and other	2,239	8	11	-	2,258

Total loans	$394,001	$12,889	$7,525	$15	$414,430

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
December 31, 2017
Construction and land development
Residential	$5,361	$-	$-	$-	$5,361
Commercial	24,305	1,108	43	-	25,456
	29,666	1,108	43	-	30,817
Commercial real estate
Owner occupied	78,791	2,716	3,497	-	85,004
Non-owner occupied	70,845	-	-	-	70,845
Multifamily	9,210	176	-	-	9,386
Farmland	270	-	-	-	270
	159,116	2,892	3,497	-	165,505
Consumer real estate
Home equity lines	21,777	932	140	-	22,849
Secured by 1-4 family residential
First deed of trust	53,591	2,637	1,691	-	57,919
Second deed of trust	7,140	181	139	-	7,460
	82,508	3,750	1,970	-	88,228
Commercial and industrial loans
(except those secured by real estate)	35,143	139	529	695	36,506
Guaranteed student loans	45,805	-	-	-	45,805
Consumer and other	1,826	4	18	-	1,848
Guaranteed Student loans
Total loans	$354,064	$7,893	$6,057	$695	$368,709

The following tables present the aging of the recorded investment in past due loans as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2018
Construction and land development
Residential	$-	$-	$-	$-	$7,704	$7,704	$-
Commercial	118	-	-	118	33,786	33,904	-
	118	-	-	118	41,490	41,608	-
Commercial real estate
Owner occupied	-	-	-	-	98,153	98,153	-
Non-owner occupied	-	-	-	-	95,034	95,034	-
Multifamily	-	-	-	-	13,597	13,597	-
Farmland	-	-	-	-	185	185	-
	-	-	-	-	206,969	206,969	-
Consumer real estate
Home equity lines	-	315	-	315	20,360	20,675	-
Secured by 1-4 family residential
First deed of trust	171	7	-	178	57,232	57,410	-
Second deed of trust	162	-	-	162	9,394	9,556	-
	333	322	-	655	86,986	87,641	-
Commercial and industrial loans
(except those secured by real estate)	312	433	-	745	35,894	36,639	-
Guaranteed student loans	1,946	971	5,573	8,490	30,825	39,315	5,573
Consumer and other	9	1	-	10	2,248	2,258	-

Total loans	$2,718	$1,727	$5,573	$10,018	$404,412	$414,430	$5,573

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2017
Construction and land development
Residential	$-	$-	$-	$-	$5,361	$5,361	$-
Commercial	-	-	-	-	25,456	25,456	-
	-	-	-	-	30,817	30,817	-
Commercial real estate
Owner occupied	-	-	-	-	85,004	85,004	-
Non-owner occupied	-	-	-	-	70,845	70,845	-
Multifamily	-	-	-	-	9,386	9,386	-
Farmland	-	-	-	-	270	270	-
	-	-	-	-	165,505	165,505	-
Consumer real estate
Home equity lines	18	-	-	18	22,831	22,849	-
Secured by 1-4 family residential
First deed of trust	457	-	-	457	57,462	57,919	-
Second deed of trust	91	-	-	91	7,369	7,460	-
	566	-	-	566	87,662	88,228	-
Commercial and industrial loans
(except those secured by real estate)	-	3	-	3	36,503	36,506	-
Guaranteed student loans	2,891	1,300	7,229	11,420	34,385	45,805	7,229
Consumer and other	2	-	-	2	1,846	1,848	-

Total loans	$3,459	$1,303	$7,229	$11,991	$356,718	$368,709	$7,229

Loans greater than 90 days past due consist of student loans that are guaranteed by the DOE which covers approximately 98% of the principal and interest. Accordingly, these loans will not be placed on nonaccrual status and are not considered to be impaired.

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

	December 31, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Residential	$747	$747	$-	$-	$-	$-
Commercial	360	458	-	502	600	-
	1,107	1,205	-	502	600	-
Commercial real estate
Owner occupied	3,703	3,703	-	3,879	3,879	-
Non-owner occupied	2,588	2,588	-	2,153	2,153	-
	6,291	6,291	-	6,032	6,032	-
Consumer real estate
Home equity lines	684	684	-	577	577	-
Secured by 1-4 family residential
First deed of trust	3,057	3,057	-	3,931	3,931	-
Second deed of trust	721	929	-	505	713	-
	4,462	4,670	-	5,013	5,221	-
Commercial and industrial loans
(except those secured by real estate)	528	875	-	480	827	-
Consumer and other	-	-	-	3	3	-
	12,388	13,041	-	12,030	12,683	-

With an allowance recorded
Construction and land development
Commercial	106	106	8	-	-	-
	106	106	8	-	-	-
Commercial real estate
Owner occupied	1,459	1,459	25	1,491	1,506	18
	1,459	1,459	25	1,491	1,506	18
Consumer real estate
Home equity lines	-	-	-	135	135	2
Secured by 1-4 family residential
First deed of trust	200	200	20	814	814	98
Second deed of trust	161	161	4	85	85	4
	361	361	24	1,034	1,034	104
Commercial and industrial loans
(except those secured by real estate)	8	8	8	740	740	375
Consumer and other	9	9	9	19	19	18
	1,943	1,943	74	3,284	3,299	515

Total
Construction and land development
Residential	747	747	-	-	-	-
Commercial	466	564	8	502	600	-
	1,213	1,311	8	502	600	-
Commercial real estate
Owner occupied	5,162	5,162	25	5,370	5,385	18
Non-owner occupied	2,588	2,588	-	2,153	2,153	-
	7,750	7,750	25	7,523	7,538	18
Consumer real estate
Home equity lines	684	684	-	712	712	2
Secured by 1-4 family residential,
First deed of trust	3,257	3,257	20	4,745	4,745	98
Second deed of trust	882	1,090	4	590	798	4
	4,823	5,031	24	6,047	6,255	104
Commercial and industrial loans
(except those secured by real estate)	536	883	8	1,220	1,567	375
Consumer and other	9	9	9	22	22	18
	$14,331	$14,984	$74	$15,314	$15,982	$515

The following is a summary of average recorded investment in impaired loans with and without valuation allowance and interest income recognized on those loans for periods indicated (in thousands):

	December 31,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$187	$-	$-	$-
Commercial	510	14	200	4
	697	14	200	4
Commercial real estate
Owner occupied	3,770	148	3,137	90
Non-owner occupied	2,618	121	2,186	116
	6,388	269	5,323	206
Consumer real estate
Home equity lines	524	-	730	17
Secured by 1-4 family residential
First deed of trust	3,016	96	3,719	126
Second deed of trust	692	48	535	36
	4,232	144	4,984	179
Commercial and industrial loans
(except those secured by real estate)	458	38	478	65
Consumer and other	1	1	3	2
	11,776	466	10,988	456

With an allowance recorded
Construction and land development
Commercial	26	-	352	24
	26	-	352	24
Commercial real estate
Owner occupied	1,469	61	2,322	173
Non-Owner occupied	-	-	-	-
	1,469	61	2,322	173
Consumer real estate
Home equity lines	33	-	103	6
Secured by 1-4 family residential
First deed of trust	365	23	936	33
Second deed of trust	164	8	130	4
	562	31	1,169	43
Commercial and industrial loans
(except those secured by real estate)	361	1	429	5
Consumer and other	13	-	7	-
	2,431	93	4,279	245

Total
Construction and land development
Residential	187	-	-	-
Commercial	536	14	552	28
	723	14	552	28
Commercial real estate
Owner occupied	5,239	209	5,459	263
Non-owner occupied	2,618	121	2,186	116
	7,857	330	7,645	379
Consumer real estate
Home equity lines	557	-	833	23
Secured by 1-4 family residential,
First deed of trust	3,381	119	4,655	159
Second deed of trust	856	56	665	40
	4,794	175	6,153	222
Commercial and industrial loans
(except those secured by real estate)	819	39	907	70
Consumer and other	14	1	10	2
	$14,207	$559	$15,267	$701

As of December 31, 2018 and 2017, the Company had impaired loans of $2,259,000 and $2,320,000 respectively, which were on nonaccrual status. These loans had valuation allowances of $17,000 and $454,000 as of December 31, 2018 and 2017, respectively. Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $240,000 and $159,000 for 2018 and 2017, respectively.

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

An accruing loan that is modified in a TDR can remain in accrual status if, based on a current well-documented credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical repayment performance for a reasonable period before modification. The following is a summary of performing and nonaccrual TDRs and the related specific valuation allowance by portfolio segment as of December 31, 2018 and 2017 (dollars in thousands).

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2018
Commercial real estate
Owner occupied	4,064	4,064	-	25
Non-owner occupied	2,072	2,072	-	-
	6,136	6,136	-	25
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	2,284	1,525	759	20
Second deeds of trust	794	729	65	4
	3,078	2,254	824	24
Commercial and industrial loans
(except those secured by real estate)	317	282	35	-
	$9,531	$8,673	$859	$49

Number of loans	42	33	9	6

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2017
Construction and land development
Commercial	$459	$459	$-	$-
	459	459	-	-
Commercial real estate
Owner occupied	4,188	4,005	183	18
Non-owner occupied	2,153	2,153	-	-
	6,341	6,158	183	18
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	3,398	2,709	689	57
Second deeds of trust	590	523	67	4
	3,988	3,232	756	61
Commercial and industrial loans
(except those secured by real estate)	385	344	41	-
	$11,173	$10,193	$980	$79

Number of loans	50	43	7	10

The following table provides information about TDRs identified during the indicated periods (dollars in thousands).

	December 31, 2018			December 31, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Secured by 1-4 family residential
First deed of trust	1	$73	$73	1	190	190
Second deed of trust	-	-	-	1	68	68
	1	73	73	2	258	258

There were no defaults on TDRs that were modified as TDRs during the prior twelve month period.

Note 4. Allowance for Loan Losses

Activity in the allowance for loan losses was as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2018
Construction and land development
Residential	$32	$9	$-	$1	$42
Commercial	165	49	-	6	220
	197	58	-	7	262
Commercial real estate
Owner occupied	624	49	-	-	673
Non-owner occupied	500	(45)	-	218	673
Multifamily	60	27	-	-	87
Farmland	3	(1)	-	-	2
	1,187	30	-	218	1,435
Consumer real estate
Home equity lines	268	39	(64)	1	244
Secured by 1-4 family residential
First deed of trust	502	(97)	(41)	21	385
Second deed of trust	47	6	(45)	43	51
	817	(52)	(150)	65	680
Commercial and industrial loans
(except those secured by real estate)	556	(50)	(375)	177	308
Student loans	108	118	(105)	-	121
Consumer and other	27	32	(34)	9	34
Unallocated	347	(136)	-	-	211

	$3,239	$-	$(664)	$476	$3,051

Year Ended December 31, 2017
Construction and land development
Residential	$41	$(10)	$-	$1	$32
Commercial	300	(108)	(31)	4	165
	341	(118)	(31)	5	197
Commercial real estate
Owner occupied	611	-	-	13	624
Non-owner occupied	406	94	-	-	500
Multifamily	56	4	-	-	60
Farmland	3	-	-	-	3
	1,076	98	-	13	1,187
Consumer real estate
Home equity lines	271	(5)	-	2	268
Secured by 1-4 family residential
First deed of trust	447	98	(107)	64	502
Second deed of trust	136	(123)	-	34	47
	854	(30)	(107)	100	817
Commercial and industrial loans
(except those secured by real estate)	223	316	-	17	556
Student loans	158	96	(146)	-	108
Consumer and other	8	4	(2)	17	27
Unallocated	713	(366)	-	-	347

	$3,373	$-	$(286)	$152	$3,239

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. The unallocated component covers uncertainties that could affect management’s estimate of probable losses. We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in the calculation of the allowance. The allowance for loan losses included an unallocated portion of approximately $211,000 and $347,000 at December 31, 2018 and December 31, 2017, respectively.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans

	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Year Ended December 31, 2018
Construction and land development
Residential	$42	$-	$42	$7,704	$747	$6,957
Commercial	220	8	212	33,904	466	33,438
	262	8	254	41,608	1,213	40,395
Commercial real estate
Owner occupied	673	25	648	98,153	5,162	92,991
Non-owner occupied	673	-	673	95,034	2,588	92,446
Multifamily	87	-	87	13,597	-	13,597
Farmland	2	-	2	185	-	185
	1,435	25	1,410	206,969	7,750	199,219
Consumer real estate
Home equity lines	244	-	244	20,675	684	19,991
Secured by 1-4 family residential
First deed of trust	385	20	365	57,410	3,257	54,153
Second deed of trust	51	4	47	9,556	882	8,674
	680	24	656	87,641	4,823	82,818
Commercial and industrial loans
(except those secured by real estate)	308	8	300	36,639	536	36,103
Student loans	121	-	121	39,315	-	39,315
Consumer and other	245	9	236	2,258	9	2,249

	$3,051	$74	$2,977	$414,430	$14,331	$400,099

Year Ended December 31, 2017
Construction and land development
Residential	$32	$-	$32	$5,361	$-	$5,361
Commercial	165	-	165	25,456	502	24,954
	197	-	197	30,817	502	30,315
Commercial real estate
Owner occupied	624	18	606	85,004	5,370	79,634
Non-owner occupied	500	-	500	70,845	2,153	68,692
Multifamily	60	-	60	9,386	-	9,386
Farmland	3	-	3	270	-	270
	1,187	18	1,169	165,505	7,523	157,982
Consumer real estate
Home equity lines	268	2	266	22,849	712	22,137
Secured by 1-4 family residential
First deed of trust	502	98	404	57,919	4,745	53,174
Second deed of trust	47	4	43	7,460	590	6,870
	817	104	713	88,228	6,047	82,181
Commercial and industrial loans
(except those secured by real estate)	556	375	181	36,506	1,220	35,286
Student loans	108	-	108	45,805	-	45,805
Consumer and other	374	18	356	1,848	22	1,826

	$3,239	$515	$2,724	$368,709	$15,314	$353,395

Note 5. Premises and Equipment

The following is a summary of premises and equipment as of December 31, 2018 and 2017 (in thousands):

	2018	2017

Land	$4,352	$4,352
Buildings and improvements	10,479	10,422
Furniture, fixtures and equipment	7,377	7,237
Total premises and equipment	22,208	22,011
Less: Accumulated depreciation and amortization	(9,753)	(9,029)

Premises and equipment, net	$12,455	$12,982

Depreciation and amortization of premises and equipment for 2018 and 2017 amounted to $724,000 and $742,000, respectively.

Note 6. Investment in Bank Owned Life Insurance

The Bank is owner and designated beneficiary on life insurance policies in the aggregate face amount of $13,711,000 covering certain of its directors and executive officers. The earnings from these policies are used to offset expenses related to retirement plans. The cash surrender value of these policies at December 31, 2018 and 2017 was approximately $7,441,000 and $7,268,000, respectively.

Note 7. Deposits

Deposits as of December 31, 2018 and 2017 were as follows (dollars in thousands):

	December 31, 2018		December 31, 2017
	Amount	%	Amount	%

Checking accounts
Noninterest bearing demand	$119,317	27.2%	$104,138	25.3%
Interest bearing	49,188	11.2%	48,042	11.7%
Money market accounts	86,295	19.7%	82,523	20.1%
Savings accounts	28,694	6.5%	27,596	6.7%
Time deposits of $250,000 and over	24,160	5.5%	21,592	5.2%
Other time deposits	131,393	29.9%	127,733	31.0%

Total	$439,047	100.0%	$411,624	100.0%

The following are the scheduled maturities of time deposits as of December 31, 2018 (in thousands):

		Greater than
Year Ending	Less Than	or Equal to
December 31,	$250,000	$250,000	Total

2019	$56,211	$11,861	$68,072
2020	31,491	8,255	39,746
2021	30,467	1,677	32,144
2022	8,067	2,367	10,434
2023	5,157	-	5,157

Total	$131,393	$24,160	$155,553

Deposits held at the Company by related parties, which include officers, directors, greater than 5% shareholders and companies in which directors of the board have a significant ownership interest, approximated $10,801,000 and $9,916,000 at December 31, 2018 and 2017, respectively.

Note 8. Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $1,320,000 in FHLB stock at December 31, 2018 and $920,000 at December 31, 2017, which is held at cost and included in other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. FHLB borrowings are secured by the pledge of investment securities, commercial loans and 1-4 family residential loans. The Company had FHLB advances of $21,000,000 at December 31, 2018 maturing through 2023. At December 31, 2017, approximately $12,300,000 of FHLB advances were outstanding.

The Company had advances from the FHLB for the periods indicated that consisted of the following (dollars in thousands):

Year Ended December 31, 2018

	Maturity	Interest	Advance
Type	Date	Rate	Amount

Fixed Rate	July 6, 2020	2.770%	$5,000
Fixed Rate	June 28, 2021	2.854%	3,000
Fixed Rate	September 27, 2021	3.102%	2,000
Fixed Rate	November 15, 2021	3.149%	6,500
Fixed Rate	September 25, 2023	3.212%	2,000
Fixed Rate	December 11, 2023	3.289%	2,500

			$21,000

Year Ended December 31, 2017

	Maturity	Interest	Advance
Type	Date	Rate	Amount

Fixed Rate	June 1, 2018	1.48%	$800
Fixed Rate	June 8, 2018	1.63%	5,000
Fixed Rate	November 15, 2018	1.71%	6,500

			$12,300

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no borrowings against the lines at December 31, 2018. The carrying value of these short-term borrowing agreements was $1,584,000 at December 31, 2017.

Information related to borrowings as of December 31, 2018 and 2017 is as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017

Maximum outstanding during the year
FHLB advances	$25,500	$12,300
Balance outstanding at end of year
FHLB advances	21,000	12,300
Average amount outstanding during the year
FHLB advances	18,470	4,223
Average interest rate during the year
FHLB advances	2.26%	1.33%
Average interest rate at end of year
FHLB advances	3.03%	1.66%

Note 9. Income Taxes

The following summarizes the tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31, 2018 and 2017 (in thousands):

	2018	2017
Deferred tax assets
Net operating loss carryforward	$4,181	$4,818
Capital loss carryforward	44	26
State net operating loss carryfoward	114	80
AMT credit	22	22
Allowance for loan losses	641	680
Unrealized loss on available-for-sale securities	185	104
Interest on nonaccrual loans	50	33
Expenses and writedowns related to foreclosed property	94	225
Stock compensation	58	53
Employee benefits	721	689
Pension expense	12	16
Depreciation	136	125
Other, net	6	2
Goodwill	-	5

Total deferred tax assets	6,264	6,878

Deferred tax liabilities
Total deferred tax liabilities	-	-

Net deferred tax asset	$6,264	$6,878

The net deferred tax asset is included in other assets on the consolidated balance sheet. Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization.

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

As of December 31, 2017, the Company had net deferred tax assets of $11 million. The Company recorded a re-valuation of its deferred tax assets and liabilities as of December 31, 2017, at the new rate of 21%, based upon balances in existence at date of enactment. As a result, the Company's net deferred tax assets were written down by approximately $4,181,000 in the fourth quarter of 2017 with a corresponding increase in tax expense. This write down decreased earnings per share for the year by $2.96. Although the Tax Reform Act had a significant negative impact on the Company’s earnings for 2017 because of the re-valuation of its deferred tax assets and liabilities, the reduction in the corporate tax rate to 21% had a positive benefit to the Company in 2018 and is expected to have a continued positive benefit in future periods.

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

The net operating losses available to offset future taxable income amounted to $19,911,000 at December 31, 2018 and begin expiring in 2028.

The income tax expense charged to operations for the years ended December 31, 2018 and 2017 consists of the following (in thousands):

	2018	2017

Current tax expense	$3	$1
Deferred tax expense	690	385
Write-off of deferred tax assets	-	4,181

Income tax expense	$693	$4,567

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017

Income before tax expense	$3,730	$1,471

Computed "expected" tax expense	$783	$500
Write-down of deferred tax assets	-	4,181
State taxes, net of fed	(33)	(17)
Cash surrender value of life insurance	(36)	(60)
Other	(21)	(37)

Income tax expense	$693	$4,567

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense of approximately $322,000 and $341,000 for the years ended December 31, 2018 and 2017, respectively. With few exceptions, the Company is no longer subject to U.S. Federal, State, or local income tax examinations by tax authorities for years prior to 2015.

Note 10. Earnings (Loss) per Share

The following table presents the basic and diluted earnings per share computations (in thousands except per share data):

	2018	2017
Numerator
Net income (loss) - basic and diluted	$3,037	$(3,096)
Preferred stock dividend	(113)	(498)
Net income (loss) available to common shareholders	$2,924	$(3,594)

Denominator
Weighted average shares outstanding - basic	1,433	1,412
Dilutive effect of common stock options	-	-

Weighted average shares outstanding - diluted	1,433	1,412

Earnings (loss) per share - basic	$2.04	$(2.55)
Earnings (loss) per share - diluted	$2.04	$(2.55)

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

The vesting of 14,560 and 11,065 respectively, of the unvested restricted units included in Note 14 “Stock Incentive plan” are dependent upon meeting certain performance criteria. As of December 31, 2018 and December 31, 2017, it was indeterminable whether these unvested restricted units will vest and as such those shares are excluded from common shares issued and outstanding at each date and are not included in the computation of earnings per share for any period presented.

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 734 and 2,245 shares were not included in computing diluted earnings per share at December 31, 2018 and 2017, respectively, because their effects were anti-dilutive. Additionally, the impact of warrants to acquire shares of the Company’s common stock in connection with the Company’s participation in the Troubled Asset Relief Program is not included, as the warrants were anti-dilutive.

Note 11. Lease Commitments

Certain premises and equipment are leased under various operating leases. Total rent expense charged to operations was $396,000 and $243,000 in 2018 and 2017, respectively. At December 31, 2018, the minimum total rental commitment under such non-cancelable operating leases was as follows (in thousands):

Year Ending	Amount
2019	$415
2020	416
2021	154
2022	95
2023	44

$1,124

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

At December 31, 2018 and 2017, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	December 31,	December 31,
	2018	2017

Undisbursed credit lines	$66,057	$65,495
Commitments to extend or originate credit	12,738	5,841
Standby letters of credit	3,999	4,615

Total commitments to extend credit	$82,794	$75,951

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Historically, any commitments expire without being drawn upon; therefore, the total commitment amounts shown in the above table are not necessarily indicative of future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, as deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include personal or income-producing commercial real estate, accounts receivable, inventory and equipment.

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

Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes of $199,000 and $120,000 as of December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017

Net unrealized losses on securities	$(696)	$(391)
Net unrecognized losses on defined benefit plan	(53)	(61)
Total other comprehensive loss	$(749)	$(452)

Regulatory Matters

Both the Company and the Bank are required to comply with the capital adequacy standards established by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), in the case of the Company, and the FDIC, in the case of the Bank. The Federal Reserve and the FDIC have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (the “Basel III Capital Rules”).  The Basel III Capital Rules implement minimum capital ratios and establish risk weightings that are applied to many classes of assets held by community banks, including applying higher risk weightings to certain commercial real estate loans.

The Basel III Capital Rules require banks and bank holding companies to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement (the “SBHC Policy Statement”). On August 28, 2018, the Federal Reserve issued an interim final rule required by the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, which was signed into law on May 24, 2018 (the “EGRRCPA”), that expands the applicability of the SBHC Policy Statement to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies, such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules. The SBHC Policy Statement does not apply to the Bank and the Bank must comply with the Basel III Capital Rules. As of December 31, 2018, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950. To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. As of December 31, 2018, the Bank exceeded the minimum ratios to be classified as well capitalized.

On November 21, 2018, the federal bank regulators jointly issued a proposed rule required by the EGRRCPA that would permit qualifying banks and bank holding companies that have less than $10 billion of assets, like the Company and the Bank, to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the proposed rule, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. The rule is in proposed form so the content and scope of the final rule, and its impact on the Company and the Bank (if any), cannot be determined.

The capital amounts and ratios at December 31, 2018 and 2017 for the Bank are presented in the table below (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2018
Total capital (to risk- weighted assets) Village Bank	$49,926	12.46%	$32,051	8.00%	$40,064	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	46,875	11.70%	24,038	6.00%	32,051	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	46,875	9.15%	20,502	4.00%	25,628	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	46,875	11.70%	18,029	4.50%	26,042	6.50%

December 31, 2017
Total capital (to risk- weighted assets) Village Bank	$45,504	12.88%	$28,268	8.00%	$35,335	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	42,265	11.96%	21,201	6.00%	28,268	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	42,265	9.18%	18,422	4.00%	23,028	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	42,265	11.96%	15,901	4.50%	22,968	6.50%

Note 14. Stock Incentive Plans

In accordance with accounting standards, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award rather than disclosed in the financial statements.

The following table summarizes options outstanding under the Company’s stock incentive plans at the indicated dates:

	Year Ended December 31,
	2018				2017
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	2,245	$24.17	$12.88		2,337	$24.21	$12.76
Granted	-	-	-		-	-	-
Forfeited	-	-	-		(92)	25.28	9.76
Exercised	(1,511)	23.46	14.39		-	-	-
Options outstanding, end of period	734	$25.63	$9.76	$-	2,245	$24.17	$12.88	$-
Options exercisable, end of period	734				2,245

The following table summarizes information about stock options outstanding at December 31, 2018:

	Outstanding			Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$25.28-$25.76	734	4.79	$25.63	734	$25.63

	734	4.79	25.63	734	25.63

During the third quarter of 2018, we granted certain officers and directors 8,050 target performance-based restricted stock units with a weighted average fair value of $33.75 on the date of grant. These performance awards have a two-year performance period beginning on January 2, 2019. The performance targets are based on return on tangible common equity and the adversely classified items ratio over the performance period with possible payouts ranging from 0% to 150% of the target awards.

During the fourth quarter of 2018, we granted certain officers and directors 300 time-based restricted shares of common stock with a weighted average fair value of $33.68 on the date of grant. These restricted stock awards vested over three years. During the third quarter of 2018, we granted certain officers 1,575 time-based restricted shares of common stock with a weighted average fair value of $33.75 on the date of grant. These restricted stock awards vest over three years. During the first quarter of 2018, we granted certain officers 1,590 time-based restricted shares of common stock with a weighted average fair value of $32.42 on the date of grant. These restricted stock awards vest over three years.

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

Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock was 23,556 and 23,920 at December 31, 2018 and 2017, respectively.

The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period. Unamortized stock-based compensation related to nonvested shares based compensation arrangements granted under the stock incentive plan as of December 31, 2018 and 2017 was $468,000 and $422,000, respectively. The time based unamortized compensation of $178,000 is expected to be recognized over a weighted average period of 1.74 years. During 2018 and 2017, there were forfeitures of 2,007 and 10,845 shares of restricted stock awards, respectively.

 A summary of changes in the Company’s nonvested restricted stock awards for the year follows:

		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair-Value	Value

December 31, 2017	23,920	$23.03	$728,364
Granted	11,515	32.91	350,632
Vested	(9,872)	21.98	(300,602)
Forfeited	(2,007)	23.93	(61,113)

December 31, 2018	23,556	$32.46	$717,281

Stock-based compensation expense was $199,000 and $140,000, for the years ended December 31, 2018 and 2017, respectively.

Note 15. Trust Preferred Securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate was 4.94% and 3.74% at December 31, 2018 and 2017, respectively. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at December 31, 2018 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly–owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts and is also payable quarterly. The interest rate was 4.19% and 2.99% at December 31, 2018 and 2017, respectively. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at December 31, 2018 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 16. Subordinated Debt Offering

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrue interest at a fixed rate of 6.50% for the first five years until March 31, 2023; thereafter, the subordinated notes will accrue interest at an annual floating rate equal to three-month LIBOR plus a spread of 3.73% until maturity or early redemption. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. At December 31, 2018, the carrying value of the notes totaled $5,563,000.

Note 17. Retirement Plans

401K Plan: The Bank provides a qualified 401K plan to all eligible employees which is administered through the Virginia Bankers Association Benefits Corporation. Employees are eligible to participate in the plan after three months of employment. Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction. Due to economic conditions at the time, the Bank ceased its matching program in 2009; however, beginning January 2013, the Bank reinstituted the 401K match. The Bank provided a matching contribution of 100% of the first 1% the participant contributes, and then 50% of the next 5% of their salary, totaling a maximum 3.5%. Participants are always fully vested in their own contributions, and the Bank’s matching contributions vest 100% after two years. Total contributions to the plan for the years ended December 31, 2018 and 2017 were $322,000, and $304,000, respectively.

Supplemental Executive Retirement Plan: The Bank established the Village Bank SERP on January 1, 2005 to provide supplemental retirement income to certain executive officers as designated by the Personnel Committee, later replaced by the Compensation Committee, and approved by the board of directors. The SERP is an unfunded employee pension plan under the provisions of the Employee Retirement Income Security Act of 1974. An eligible employee, once designated by the Committee and approved by the board of directors in writing to participate in the SERP, becomes a participant in the SERP 60 days following such approval (unless an earlier participation date is approved). There are currently three executive officers who participate in the SERP. The retirement benefit to be received by a participant is determined by the Committee and approved by the board of directors and is payable in equal monthly installments over the period specified in the SERP for each respective participant, commencing on the first day of the month following a participant’s retirement or termination of employment, provided the participant has been employed by the Bank for a minimum of 10 years. The Compensation Committee, in its sole discretion, may choose to treat a participant who has experienced a termination of employment on or after attaining age 65 but prior to completing his service requirement as having completed his service requirement. At December 31, 2018 and 2017, the Bank’s liability under the SERP was $2,181,000 and $2,116,000, respectively, and expense for the years ended December 31, 2018 and 2017 was $194,000 and $190,000, respectively. The increase in other comprehensive income related to the minimum pension adjustment was $9,000 net of tax for the years ended December 31, 2018 and 2017. The increase in cash surrender value of the bank owned life insurance related to the participants was $173,000 and $175,000 for the years ended December 31, 2018 and 2017, respectively.

On July 9, 2016, the Bank amended the SERP to provide that the participants’ benefits will vest upon a change of control of the Bank. The SERP previously provided that a participant’s benefits would vest upon a change of control only if the participant experienced a qualifying termination of employment within 12 months after the change of control.

Directors’ Deferral Plan: The Bank established the Village Bank Outside Directors Deferral Plan (the “Directors Deferral Plan”) on January 1, 2005 under which non-employee directors of the Bank have the opportunity to defer receipt of all or a portion of certain compensation until retirement or departure from the board of directors. Deferral of compensation under the Directors Deferral Plan is voluntary by non-employee directors and to participate in the plan a director must file a deferral election as provided in the plan. A director shall become an active participant with respect to a plan year (as defined in the plan) only if he is expected to have compensation during the plan year and he timely files a deferral election. A separate account is established for each participant in the plan and each account shall, in addition to compensation deferred at the election of the participant, be credited with interest on the balance of the account, the rate of such interest to be established by the board of directors in its sole discretion at the beginning of each plan year. For those directors electing to purchase stock, the obligation will only be settled by delivery of the fixed number of shares they purchased. At December 31, 2018 and 2017, the Bank’s liability under the Directors Deferral Plan was $320,000 and $235,000, respectively, and expense for the years ended December 31, 2018 and 2017 was $79,000 and $74,000, respectively. In the first quarter of 2015 and the fourth quarter of 2013, certain directors elected to purchase common stock with funds from their deferred compensation accounts causing the December 31, 2015 and December 31, 2013 liability to be lower than the December 31, 2014 liability. A rabbi trust was established to hold the shares. At December 31, 2018 and 2017, the trust held 41,962 and 46,555 shares, respectively of Company common stock totaling $883,000 and $1,010,000, respectively.

Note 18. Fair Value

The Company determines the fair value of its financial instruments based on the requirements established in ASC 820: Fair Value Measurements, which provides a framework for measuring fair value under GAAP and requires an entity to maximize the use of observable inputs when measuring fair value. ASC 820 defines fair value as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.

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

Other Real Estate Owned: OREO assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Subsequently, OREO assets are carried at lower of cost or fair value less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (in thousands):

	Fair Value Measurement
	at December 31, 2018 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring US Government Agencies	$13,851	$-	$13,851	$-
Mortgage-backed securities	26,450	-	26,450	-
Subordinated debt	3,952	-	3,452	500

Financial Assets - Non-Recurring Impaired loans	1,868	-	-	1,868
Assets held for sale	554	-	-	554
Other real estate owned	526	-	-	526

	Fair Value Measurement
	at December 31, 2017 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring US Government Agencies	$23,683	$-	$23,683	$-
Mortgage-backed securities	21,940	-	21,940	-
Subordinated debt	4,088	757	1,531	1,800

Financial Assets - Non-Recurring Impaired loans	2,769	-	-	2,769
Assets held for sale	610	-	-	610
Other real estate owned	1,788	-	1,788	-

The following table presents qualitative information about Level 3 fair value measurements for financial instruments measured at fair value for the years ended December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)

Impaired loans - real estate secured	$1,868	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)

Assets held for sale	$554	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

Other real estate owned	$526	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)

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

On January 1, 2018, the Company adopted ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 makes targeted improvements to several areas of GAAP, including the disclosure of the fair value of financial instruments that are not measured at fair value on a recurring basis. Specifically, the new guidance (i) eliminates the requirements to disclose the methods and significant assumptions used to estimate the fair value and the description of the changes therein, if any, during the period, (ii) requires the use of the exit price notion, prospectively, in calculating the fair values of financial instruments not measured at fair value on a recurring basis and (iii) eliminates the guidance that allowed the use of the entry price notion to calculate the fair value of certain financial instruments, such as loans and long-term debt. For example, the Company has historically estimated the fair value for loans reported at amortized cost on its balance sheet by examining the average rates per the terms of these loans, and comparing those average rates to the current rates offered by the Company (i.e., the entry price notion). Utilizing the exit price notion requires the Company to estimate fair value of these loans based on the price that would be received to sell these loans in an orderly transaction between market participants at the measurement date.

In accordance with the prospective adoption of ASU No. 2016-01 as previously discussed, the fair value of loans as of December 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

		December 31,		December 31,
		2018		2017
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$12,717	$12,717	$17,810	$17,810
Cash equivalents	Level 2	6,826	6,826	-	-
Investment securities available for sale	Level 1	-	-	757	757
Investment securities available for sale	Level 2	43,753	43,753	47,154	47,154
Investment securities available for sale	Level 3	500	500	1,800	1,800
Federal Home Loan Bank stock	Level 2	1,320	1,320	920	920
Loans held for sale	Level 2	6,128	6,128	8,047	8,047
Loans	Level 3	412,562	409,939	365,940	366,035
Impaired loans	Level 3	1,868	1,868	2,769	2,769
Assets held for sale	Level 3	554	554	610	610
Other real estate owned	Level 2	-	-	1,788	1,788
Other real estate owned	Level 3	526	526	-	-
Bank owned life insurance	Level 3	7,441	7,441	7,268	7,268
Accrued interest receivable	Level 2	2,662	2,662	2,600	2,600

Financial liabilities
Deposits	Level 2	439,047	439,125	411,624	411,044
FHLB borrowings	Level 2	21,000	21,093	12,300	12,294
Trust preferred securities	Level 2	8,764	8,852	8,764	9,099
Other borrowings	Level 2	5,563	5,563	1,584	1,584
Accrued interest payable	Level 2	221	221	93	93

Note 19. Segment Reporting

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

The following table presents segment information as of and for the years ended December 31, 2018 and 2017 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2018

Revenues
Interest income	$20,768	$309	$(9)	$21,068
Gain on sale of loans	-	5,207	-	5,207
Other revenues	2,290	648	(210)	2,728
Total revenues	23,058	6,164	(219)	29,003

Expenses
Interest expense	3,908	9	(9)	3,908
Salaries and benefits	8,360	3,265	-	11,625
Commissions	-	1,744	-	1,744
Other expenses	7,145	1,061	(210)	7,996
Total operating expenses	19,413	6,079	(219)	25,273

Income before income taxes	$3,645	$85	$-	$3,730

Total assets	$517,913	$9,504	$(12,551)	$514,866

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2017

Revenues
Interest income	$17,036	$279	$(17)	$17,298
Gain on sale of loans	-	5,415	-	5,415
Other revenues	2,194	685	(188)	2,691
Total revenues	19,230	6,379	(205)	25,404

Expenses
Interest expense	2,721	17	(17)	2,721
Salaries and benefits	8,198	3,883	-	12,081
Commissions	-	1,526	-	1,526
Other expenses	6,883	910	(188)	7,605
Total operating expenses	17,802	6,336	(205)	23,933

Income before income taxes	$1,428	$43	$-	$1,471

Total assets	$480,069	$10,130	$(13,225)	$476,974

Note 20. Parent Corporation Only Financial Statements

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Balance Sheet

(in thousands)

	December 31,	December 31,
	2018	2017

Assets
Cash and due from banks	$877	$1,210
Investment in subsidiaries	48,272	44,747
Investment in special purpose subsidiary	264	264
Prepaid expenses and other assets	2,094	1,931

	$51,507	$48,152

Liabilities and Shareholders' Equity
Liabilities
Balance due to nonbank subsidiaries	$8,764	$8,764
Other borrowings	5,563	-
Accrued interest payable	47	-
Other liabilities	-	54
Total liabilities	14,374	8,818

Shareholders' equity
Preferred stock	-	20
Common stock	5,707	5,672
Additional paid-in capital	53,212	58,055
Common stock warrant	732	732
Accumulated deficit	(21,769)	(24,693)
Stock in directors rabbi trust	(883)	(1,010)
Directors deferred fees obligation	883	1,010
Accumulated other comprehensive loss	(749)	(452)
Total stockholders' equity	37,133	39,334

	$51,507	$48,152

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Operations and Comprehensive Income

Years Ended December 31, 2018 and 2017

(in thousands)

	2018	2017

Interest income
Village Bank money market	$4	$5

Interest expense
Interest on borrowed funds	653	259
Total interest expense	653	259

Net interest expense	(649)	(254)

Noninterest expense
Supplies	28	48
Professional and outside services	69	140
Other	41	32
Total noninterest expense	138	220
Net loss before undistributed income (loss) of subsidiary	(787)	(474)
Undistributed income (loss) of subsidiary	3,659	(1,619)
Net income (loss) before income tax expense (benefit)	2,872	(2,093)
Income tax expense (benefit)	(165)	1,003

Net income (loss)	$3,037	$(3,096)

Total comprehensive income (loss)	$2,740	$(3,234)

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Cash Flows

Years Ended December 31, 2018 and 2017

(in thousands)

	2018	2017

Cash Flows from Operating Activities
Net income (loss)	$3,037	$(3,096)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Write-off of deferred tax assets	-	1,164
Writedown on assets held for sale	-	-
Amortization of debt issuance costs	24	-
Undistributed (income) loss of subsidiary	(3,659)	1,619
Net change in:
Other assets	(163)	(160)
Interest Payable	47	-
Other liabilities	(53)	(9)
Net cash used in operating activities	(767)	(482)

Cash Flows from Investing Activities
Investment in subsidiary	-	3,867
Net cash provided by investing activities	-	3,867

Cash Flows from Financing Activities
Proceeds from exercise of stock options	35	-
Redemption of preferred stock	(5,027)	(688)
Payment of preferred dividends	(113)	(3,257)
Issuance of Subordinated debt, net	5,539	-
Net cash provided by (used in) financing activities	434	(3,945)
Net increase (decrease) in cash	(333)	(560)
Cash, beginning of year	1,210	1,770

Cash, end of year	$877	$1,210

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2018, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be disclosed in this Item 10 is contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed in this Item 11 is contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required to be disclosed in this Item 12 is contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in this Item 13 is contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in this Item 14 is contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements and reports are included in Part II, Item 8, of this report on Form 10K.

Reports of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C. and BDO USA, LLP)
Consolidated Balance Sheets – December 31, 2018 and 2017
Consolidated Statements of Operations – Years Ended December 31, 2018 and 2017
Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2018 and 2017
Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows – Years Ended December 31, 2018 and 2017
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit
Number	Description

3.1	Articles of Incorporation of Village Bank and Trust Financial Corp., as amended (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on October 31, 2014).

3.2	Amended and Restated Bylaws of Village Bank and Trust Financial Corp. (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed with the SEC on March 27, 2015).

4.1	Specimen of Certificate for Village Bank and Trust Financial Corp. common stock (incorporated by reference to Exhibit 4.1 of the Form S-1 Registration Statement filed with the Securities and Exchange Commission on November 12, 2014 (SEC File No. 333-200147)).

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).

4.3	Warrant to Purchase Shares of Common Stock, dated May 1, 2009 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).

4.4	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2018).

10.1	Employment Agreement, dated October 1, 2017, by and between Village Bank and Trust Financial Corp. and William G. Foster (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2017).*

10.2	Employment Agreement, dated December 20, 2018, by and between Village Bank and James E. Hendricks, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission December 21, 2018).*

10.3	Change of Control Agreement, dated May 1, 2018, by and between Village Bank and Max C. Morehead, Jr.*

10.4	Change of Control Agreement, dated May 22, 2018, by and between Village Bank and Trust Financial Corp. and Donald M. Kaloski, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2018).*

10.5	Incentive Plan, as amended June 18, 2014 (incorporated by reference to Exhibit 99.1 of the Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 18, 2014 (SEC File No. 333-196893)).*

10.6	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-KSB for the year ended December 31, 2004).*

10.7	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-KSB for the year ended December 31, 2004).*

10.8	Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.0 of the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2015 (SEC File No. 333-205407)).*

10.9	Form of Performance-Based Restricted Stock Unit Award Agreement under the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).*

10.10	Form of Time-Based Restricted Stock Award Agreement under the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).*

10.11	Outside Directors Deferral Plan, dated January 1, 2005 (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K for the year ended December 31, 2010).*

10.12	Supplemental Executive Retirement Plan, dated January 1, 2005 (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2010).*

10.13	Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Corp. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).

10.14	Side Letter Agreement, dated as of May 1, 2009, by and between Village Bank and Trust Financial Corp. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).

10.15	Form of Senior Executive Officer Waiver (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).*

10.16	Form of Senior Executive Officer Consent Letter (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009).*

10.17	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2018).

21	Subsidiaries of Village Bank and Trust Financial Corp.

23.1	Consent of Yount, Hyde & Barbour, P.C. Accounting Firm.

23.2	Consent of BDO USA, LLP.

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Financial Officer.

32	Section 906 Certification.

101	The following materials from the Village Bank and Trust Financial Corp. Annual Report on Form 10-K for the year ended December 31, 2018 formatted in eXtensible Business Reporting (XBRL) (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
_____________________________

* Management contracts and compensatory plans and arrangements.

ITEM 16. FORM 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: March 29, 2019	By	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Foster Jr.	President, Chief Executive	March 29, 2019
William G. Foster, Jr.	Officer and Director
(Principal Executive Officer)

/s/ Donald M. Kaloski, Jr.	Executive Vice President and Chief Financial	March 29, 2019
Donald M. Kaloski, Jr.	Officer (Principal Financial and Accounting
Officer)

/s/ R.T. Avery, III	Director	March 29, 2019
R.T. Avery, III

/s/ Craig D. Bell	Director and	March 29, 2019
Craig D. Bell	Chairman of the Board

/s/ Michael A. Katzen	Director	March 29, 2019
Michael A. Katzen

/s/ Charles E. Walton	Director	March 29, 2019
Charles E. Walton

/s/ George R. Whittemore
George R. Whittemore	Director	March 29, 2019

/s/ Michael L. Toalson	Director	March 29, 2019
Michael L. Toalson

/s/ Frank E Jenkins, Jr.	Director	March 29, 2019
Frank E Jenkins, Jr.

/s/ Devon M. Henry	Director	March 29, 2019
Devon M. Henry