Form 10-Q
period 2019-03-31
Village Bank & Trust Financial Corp.
filed 2019-05-13
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $4.00 per share	VBFC	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

1,438,430 shares of common stock, $4.00 par value, outstanding as of April 30, 2019

Village Bank and Trust Financial Corp.

Form 10-Q

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
March 31, 2019 (Unaudited) and December 31, 2018*
(in thousands, except per share data)

	March 31,	December 31,
	2019	2018
Assets
Cash and due from banks	$15,178	$12,717
Federal funds sold	10,728	6,826
Total cash and cash equivalents	25,906	19,543
Investment securities available for sale, at fair value	41,835	44,253
Restricted stock, at cost	1,695	1,661
Loans held for sale	5,218	6,128
Loans
Outstandings	417,810	414,430
Allowance for loan losses	(3,027)	(3,051)
Deferred fees and costs, net	737	713
Total loans, net	415,520	412,092
Other real estate owned, net of valuation allowance	526	526
Assets held for sale	537	554
Premises and equipment, net	12,371	12,455
Bank owned life insurance	7,478	7,441
Accrued interest receivable	2,729	2,662
Other assets	8,459	7,551

	$522,274	$514,866

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$122,923	$119,317
Interest bearing	320,477	319,730
Total deposits	443,400	439,047
Federal Home Loan Bank advances	21,000	21,000
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,571	5,563
Accrued interest payable	241	221
Other liabilities	4,985	3,138
Total liabilities	483,961	477,733

Shareholders' equity
Common stock, $4 par value, 10,000,000 shares authorized;
1,438,430 shares issued and outstanding at March 31, 2019 and 1,435,283 shares issued and outstanding at December 31, 2018	5,720	5,707
Additional paid-in capital	53,245	53,212
Accumulated deficit	(20,960)	(21,769)
Common stock warrant	732	732
Stock in directors rabbi trust	(856)	(883)
Directors deferred fees obligation	856	883
Accumulated other comprehensive loss	(424)	(749)
Total shareholders' equity	38,313	37,133

	$522,274	$514,866

* Derived from audited consolidated financial statements

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Operations
Three Months Ended March 31, 2019 and 2018
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	2019	2018
Interest income
Loans	$5,365	$4,488
Investment securities	293	263
Federal funds sold	51	26
Total interest income	5,709	4,777

Interest expense
Deposits	882	631
Borrowed funds	361	135
Total interest expense	1,243	766

Net interest income	4,466	4,011
Provision for loan losses	-	-
Net interest income after provision for loan losses	4,466	4,011

Noninterest income
Service charges and fees	458	457
Mortgage banking income, net	787	817
Gain on sale of investment securities	101	-
Other	172	59
Total noninterest income	1,518	1,333

Noninterest expense
Salaries and benefits	2,936	2,943
Occupancy	349	330
Equipment	226	215
Supplies	41	57
Professional and outside services	809	720
Advertising and marketing	58	79
Foreclosed assets, net	1	(69)
FDIC insurance premium	90	77
Other operating expense	489	508
Total noninterest expense	4,999	4,860

Income before income tax expense	985	484
Income tax expense	176	72

Net income	809	412

Preferred stock dividends and amortization of discount	-	(113)
Net income available to common shareholders	$809	$299

Earnings per common share, basic	$0.56	$0.21
Earnings per common share, diluted	$0.56	$0.21

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2019 and 2018
(Unaudited)
(in thousands)

	2018	2017

Net income	$809	$412
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	510	(537)
Tax effect	(107)	113
Net change in unrealized holding losses on securities available for sale, net of tax	403	(424)

Reclassification adjustment
Reclassification adjustment for losses realized in net income	(101)	-
Tax effect	21	-
Reclassification for losses included in net income (loss), net of tax	(80)	-

Minimum pension adjustment	3	3
Tax effect	(1)	(1)
Minimum pension adjustment, net of tax	2	2

Total other comprehensive loss	325	(422)

Total comprehensive income (loss)	$1,134	$(10)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
Three Months Ended March 31, 2019 and 2018
(Unaudited)
(In thousands)

							Directors	Accumulated
			Additional		Common	Stock in	Deferred	Other
	Preferred	Common	Paid-in	Accumulated	Stock	Directors	Fees	Comprehensive
	Stock	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Loss	Total

Balance, December 31, 2018	$-	$5,707	$53,212	$(21,769)	$732	$(883)	$883	$(749)	$37,133

Restricted stock redemption	-	-	-	-	-	27	(27)	-	-
Vesting of restricted stock	-	13	(13)	-	-	-	-	-	-
Stock based compensation	-	-	46	-	-	-	-	-	46
Net income	-	-	-	809	-	-	-	-	809
Other comprehensive income	-	-	-	-	-	-	-	325	325
Balance, March 31, 2019	-	5,720	53,245	(20,960)	732	(856)	856	(424)	38,313

Balance, December 31, 2017	$20	$5,672	$58,055	$(24,693)	$732	$(1,010)	$1,010	$(452)	$39,334
Preferred stock redemption	(20)	-	(5,007)	-	-	-	-	-	(5,027)
Preferred stock dividend	-	-	-	(113)	-	-	-	-	(113)
Restricted stock redemption	-	-	-	-	-	12	(12)	-	-
Vesting of restricted stock	-	10	(10)	-	-	-	-	-	-
Stock based compensation	-	-	46	-	-	-	-	-	46
Net income	-	-	-	412	-	-	-	-	412
Other comprehensive loss	-	-	-	-	-	-	-	(422)	(422)
Balance, March 31, 2018	$-	$5,682	$53,084	$(24,394)	$732	$(998)	$998	$(874)	$34,230

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2019 and 2018
(Unaudited)
(in thousands)

	2019	2018

Cash Flows from Operating Activities
Net income	$809	$412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268	185
Amortization of debt issuance costs	8	-
Deferred income taxes	177	72
Gain on sale of investment securities	(101)	-
Gain on sales of loans held for sale	(928)	(1,029)
Gain on sale of other real estate owned	-	(78)
Stock compensation expense	46	46
Proceeds from sale of mortgage loans	30,310	33,772
Origination of mortgage loans for sale	(28,472)	(30,068)
Amortization of premiums and accretion of discounts on securities, net	31	29
Increase in bank owned life insurance	(37)	(39)
Net change in:
Interest receivable	(67)	78
Other assets	(1,152)	560
Interest payable	20	83
Other liabilities	1,847	(324)
Net cash provided by operating activities	2,759	3,699

Cash Flows from Investing Activities
Purchases of available for sale securities	(4,632)	-
Proceeds from the sale of available for sale securities	6,491	-
Proceeds from maturities, calls and paydowns of available for sale securities	1,038	843
Net increase in loans	(3,428)	(18,867)
Proceeds from sale of other real estate owned	-	849
Purchases of premises and equipment, net	(184)	(108)
Purchase of restricted stock	(34)	-
Net cash used in investing activities	(749)	(17,283)

Cash Flows from Financing Activities
Redeemption of preferred stock	-	(5,027)
Payment of preferred dividends	-	(113)
Net increase in deposits	4,353	9,874
Net increase in other borrowings	-	1,777
Issuance of subordinated debt, net	-	5,539
Net cash provided by financing activities	4,353	12,050

Net increase in cash and cash equivalents	6,363	(1,534)
Cash and cash equivalents, beginning of period	19,543	17,810

Cash and cash equivalents, end of period	$25,906	$16,276

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$1,223	$683
Supplemental Schedule of Non Cash Activities
Unrealized gains (losses) on securities avalable for sale	$409	$(537)
Right of use assets obtained in exchage for new operating lease liabilities	$1,405	$-

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2019 and 2018

(Unaudited)

Note 1 - Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary, Village Bank Mortgage Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2019 is not necessarily indicative of the results to be expected for the full year ending December 31, 2019. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”).

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2019 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the optional transitional method provided by ASU 2018-11 and did not adjust prior periods for Accounting Standards Codification (“ASC”) Topic 842. The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. As stated in the Company’s 2018 Form 10-K, the implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $1.4 million at the date of adoption, which is related to the Company’s leases of premises used in operations. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.

The Company’s long-term lease agreements are all classified as operating leases. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations. See note 8 for additional information.

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

Note 3 - Earnings per common share

The following table presents the basic and diluted earnings per common share computation (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator
Net income - basic and diluted	$809	$412
Preferred stock dividend	-	(113)
Net income available to common shareholders	$809	$299

Denominator
Weighted average shares outstanding - basic	1,435	1,432
Dilutive effect of common stock options	-	-

Weighted average shares outstanding - diluted	1,435	1,432

Earnings per share - basic	$0.56	$0.21
Earnings per share - diluted	$0.56	$0.21

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

The vesting of 8,650 and 7,590 respectively, of the unvested restricted units included in Note 11 “Stock incentive plan” are dependent upon meeting certain performance criteria. As of March 31, 2019 and 2018, it was indeterminable whether these unvested restricted units will vest and as such those shares are excluded from common shares issued and outstanding at each date and are not included in the computation of earnings per share for any period presented.

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 578 and 1,708 shares were not included in computing diluted earnings per share for the three months ended March 31, 2019 and 2018, respectively, because their effects were anti-dilutive. Additionally, the impact of warrants to acquire shares of the Company’s common stock in connection with the Company’s participation in the Troubled Asset Relief Program is not included, as the warrants were anti-dilutive.

Note 4 – Investment securities available for sale

The amortized cost and fair value of investment securities available for sale as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

March 31, 2019
U.S. Government agencies	$15,434	$-	$(174)	$15,260
Mortgage-backed securities	22,287	21	(228)	22,080
Subordinated debt	4,586	26	(117)	4,495

	$42,307	$47	$(519)	$41,835

December 31, 2018
U.S. Government agencies	$14,120	$-	$(269)	$13,851
Mortgage-backed securities	26,924	102	(576)	26,450
Subordinated debt	4,089	11	(148)	3,952

	$45,133	$113	$(993)	$44,253

At March 31, 2019 and December 31, 2018, the Company had investment securities with a fair value of approximately $8,065,000 and $8,004,000, respectively, pledged to secure borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”).

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the periods indicated (in thousands):

	Three Months
	Ended March 31,
	2019	2018

Gross realized gains	$101	$-
Gross realized losses	-	-

	$101	$-

The Company sold approximately $6.5 million of investment securities available for sale at a gross gain of $101,000 during the three months ended March 31, 2019.

Investment securities available for sale that have an unrealized loss position at March 31, 2019 and December 31, 2018 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2019
US Government Agencies	$-	$-	$13,715	$(174)	$13,715	$(174)
Mortgage-backed securities			18,051	(228)	18,051	(228)
Subordinated debt	1,150	(105)	1,007	(12)	2,157	(117)

	$1,150	$(105)	$32,773	$(414)	$33,923	$(519)

December 31, 2018
US Government Agencies	$-	$-	$13,851	$(269)	$13,851	$(269)
Mortgage-backed securities	-	-	18,397	(576)	18,397	(576)
Subordinated debt	1,915	(140)	512	(8)	2,427	(148)

	$1,915	$(140)	$32,760	$(853)	$34,675	$(993)

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2019.

The amortized cost and estimated fair value of investment securities available for sale as March 31, 2019, by contractual maturity, are as follows (in thousands):

	Amortized
	Cost	Fair Value

One to five years	$13,007	$12,839
Five to ten years	6,504	6,385
More than ten years	22,796	22,611

Total	$42,307	$41,835

Note 5 – Loans and allowance for loan losses

Loans classified by type as of March 31, 2019 and December 31, 2018 are as follows (dollars in thousands):

	March 31, 2019		December 31, 2018
	Amount	%	Amount	%
Construction and land development
Residential	$7,840	1.88%	$7,704	1.86%
Commercial	28,543	6.83%	33,904	8.18%
	36,383	8.71%	41,608	10.04%
Commercial real estate
Owner occupied	101,926	24.39%	98,153	23.68%
Non-owner occupied	97,672	23.38%	95,034	22.93%
Multifamily	13,728	3.29%	13,597	3.28%
Farmland	178	0.04%	185	0.04%
	213,504	51.10%	206,969	49.93%
Consumer real estate
Home equity lines	20,004	4.79%	20,675	4.99%
Secured by 1-4 family residential,
First deed of trust	58,579	14.02%	57,410	13.85%
Second deed of trust	9,717	2.32%	9,556	2.31%
	88,300	21.13%	87,641	21.15%
Commercial and industrial loans (except those secured by real estate)	40,241	9.63%	36,639	8.84%
Guaranteed student loans	37,396	8.95%	39,315	9.49%
Consumer and other	1,986	0.48%	2,258	0.55%

Total loans	417,810	100.0%	414,430	100.0%
Deferred fees and costs, net	737		713
Less: allowance for loan losses	(3,027)		(3,051)

	$415,520		$412,092

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the FHLB as part of their lending arrangement with the Company totaled $40,650,000 and $38,751,000 as of March 31, 2019 and December 31, 2018, respectively.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (in thousands):

	March 31,	December 31,
	2019	2018
Construction and land development
Commercial	$-	$39
	-	39
Commercial real estate
Non-owner occupied	515	515
	515	515
Consumer real estate
Home equity lines	123	125
Secured by 1-4 family residential,
First deed of trust	1,079	1,163
Second deed of trust	152	154
	1,354	1,442
Commercial and industrial loans (except those secured by real estate)	236	255
Consumer and other	8	8

Total loans	$2,113	$2,259

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; and
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
March 31, 2019
Construction and land development
Residential	$7,093	$-	$747	$-	$7,840
Commercial	28,194	-	349	-	28,543
	35,287	-	1,096	-	36,383
Commercial real estate
Owner occupied	93,318	6,590	2,018		101,926
Non-owner occupied	97,157	-	515	-	97,672
Multifamily	13,569	159	-	-	13,728
Farmland	79	99	-	-	178
	204,123	6,848	2,533	-	213,504
Consumer real estate
Home equity lines	19,130	734	140	-	20,004
Secured by 1-4 family residential
First deed of trust	55,265	1,849	1,465	-	58,579
Second deed of trust	7,874	1,634	209	-	9,717
	82,269	4,217	1,814	-	88,300
Commercial and industrial loans (except those secured by real estate)	37,302	2,509	430	-	40,241
Guaranteed student loans	37,396	-	-	-	37,396
Consumer and other	1,968	8	10	-	1,986

Total loans	$398,345	$13,582	$5,883	$-	$417,810

December 31, 2018
Construction and land development
Residential	$6,957	$-	$747	$-	$7,704
Commercial	33,432	6	466	-	33,904
	40,389	6	1,213	-	41,608
Commercial real estate
Owner occupied	88,484	6,540	3,129	-	98,153
Non-owner occupied	94,519	-	515	-	95,034
Multifamily	13,436	161	-	-	13,597
Farmland	81	104	-	-	185
	196,520	6,805	3,644	-	206,969
Consumer real estate
Home equity lines	19,601	934	140	-	20,675
Secured by 1-4 family residential
First deed of trust	53,994	1,612	1,804	-	57,410
Second deed of trust	9,167	175	214	-	9,556
	82,762	2,721	2,158	-	87,641
Commercial and industrial loans (except those secured by real estate)	32,776	3,349	499	15	36,639
Guaranteed student loans	39,315	-	-	-	39,315
Consumer and other	2,239	8	11	-	2,258

Total loans	$394,001	$12,889	$7,525	$15	$414,430

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
March 31, 2019
Construction and land development
Residential	$-	$-	$-	$-	$7,840	$7,840	$-
Commercial	117	-	-	117	28,426	28,543	-
	117	-	-	117	36,266	36,383	-
Commercial real estate
Owner occupied	673	-	-	673	101,253	101,926	-
Non-owner occupied	-	-	-	-	97,672	97,672	-
Multifamily	-	-	-	-	13,728	13,728	-
Farmland	-	-	-	-	178	178	-
	673	-	-	673	212,831	213,504	-
Consumer real estate
Home equity lines	378	-	-	378	19,626	20,004	-
Secured by 1-4 family residential
First deed of trust	274	-	-	274	58,305	58,579	-
Second deed of trust	118	-	-	118	9,599	9,717	-
	770	-	-	770	87,530	88,300	-
Commercial and industrial loans (except those secured by real estate)	-	434	-	434	39,807	40,241	-
Guaranteed student loans	1,274	1,007	4,164	6,445	30,951	37,396	4,164
Consumer and other	11	9	-	20	1,966	1,986	-

Total loans	$2,845	$1,450	$4,164	$8,459	$409,351	$417,810	$4,164

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2018
Construction and land development
Residential	$-	$-	$-	$-	$7,704	$7,704	$-
Commercial	118	-	-	118	33,786	33,904	-
	118	-	-	118	41,490	41,608	-
Commercial real estate
Owner occupied	-	-	-	-	98,153	98,153	-
Non-owner occupied	-	-	-	-	95,034	95,034	-
Multifamily	-	-	-	-	13,597	13,597	-
Farmland	-	-	-	-	185	185	-
	-	-	-	-	206,969	206,969	-
Consumer real estate
Home equity lines	-	315	-	315	20,360	20,675	-
Secured by 1-4 family residential
First deed of trust	171	7	-	178	57,232	57,410	-
Second deed of trust	162	-	-	162	9,394	9,556	-
	333	322	-	655	86,986	87,641	-
Commercial and industrial loans (except those secured by real estate)	312	433	-	745	35,894	36,639	-
Guaranteed student loans	1,946	971	5,573	8,490	30,825	39,315	5,573
Consumer and other	9	1	-	10	2,248	2,258	-

Total loans	$2,718	$1,727	$5,573	$10,018	$404,412	$414,430	$5,573

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

Impaired loans are set forth in the following table as of the dates indicated (in thousands):

	March 31, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Residential	$323	$323	$-	$747	$747	$-
Commercial	356	454	-	360	458	-
	679	777	-	1,107	1,205	-
Commercial real estate
Owner occupied	2,576	2,576	-	3,703	3,703	-
Non-owner occupied	2,566	2,566	-	2,588	2,588	-
	5,142	5,142	-	6,291	6,291	-
Consumer real estate
Home equity lines	123	123	-	684	684	-
Secured by 1-4 family residential
First deed of trust	2,958	2,958	-	3,057	3,057	-
Second deed of trust	711	936	-	721	929	-
	3,792	4,017	-	4,462	4,670	-
Commercial and industrial loans (except those secured by real estate)	512	885	-	528	875	-
Consumer and other	-	-	-	-	-	-
	10,125	10,821	-	12,388	13,041	-

With an allowance recorded
Construction and land development
Commercial	-	-	-	106	106	8
	-	-	-	106	106	8
Commercial real estate
Owner occupied	1,450	1,450	25	1,459	1,459	25
	1,450	1,450	25	1,459	1,459	25
Consumer real estate
Home equity lines	-	-	-	-	-	-
Secured by 1-4 family residential
First deed of trust	197	197	19	200	200	20
Second deed of trust	159	159	3	161	161	4
	356	356	22	361	361	24
Commercial and industrial loans (except those secured by real estate)	-	-	-	8	8	8
Consumer and other	8	8	8	9	9	9
	1,814	1,814	55	1,943	1,943	74

Total
Construction and land development
Residential	323	323	-	747	747	-
Commercial	356	454	-	466	564	8
	679	777	-	1,213	1,311	8
Commercial real estate
Owner occupied	4,026	4,026	25	5,162	5,162	25
Non-owner occupied	2,566	2,566	-	2,588	2,588	-
	6,592	6,592	25	7,750	7,750	25
Consumer real estate
Home equity lines	123	123	-	684	684	-
Secured by 1-4 family residential,
First deed of trust	3,155	3,155	19	3,257	3,257	20
Second deed of trust	870	1,095	3	882	1,090	4
	4,148	4,373	22	4,823	5,031	24
Commercial and industrial loans (except those secured by real estate)	512	885	-	536	883	8
Consumer and other	8	8	8	9	9	9
	$11,939	$12,635	$55	$14,331	$14,984	$74

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$267	$-	$299	$6
Commercial	475	-	-	-
	742	-	299	6
Commercial real estate
Owner occupied	3,460	42	3,689	40
Non-owner occupied	2,597	23	2,294	26
	6,057	65	5,983	66
Consumer real estate
Home equity lines	550	-	524	-
Secured by 1-4 family residential
First deed of trust	2,972	42	3,635	31
Second deed of trust	704	13	570	11
	4,226	55	4,729	42
Commercial and industrial loans (except those secured by real estate)	477	8	465	8
Consumer and other	1	-	3	-
	11,503	128	11,479	122

With an allowance recorded
Construction and land development Commercial	26	-	233	6
Commercial real estate
Owner occupied	1,461	15	1,708	11
Non-Owner occupied	-	-	-	-
	1,461	15	1,708	11
Consumer real estate
Home equity lines	-	-	136	2
Secured by 1-4 family residential
First deed of trust	262	3	764	7
Second deed of trust	162	2	127	-
	424	5	1,027	9
Commercial and industrial loans (except those secured by real estate)	176	-	591	-
Consumer and other	14	-	5	-
	2,101	20	3,564	26

Total
Construction and land development
Residential	$267	$-	$-	$-
Commercial	501	-	532	12
	768	-	532	12
Commercial real estate
Owner occupied	4,921	57	5,397	51
Non-owner occupied	2,597	23	2,294	26
	7,518	80	7,691	77
Consumer real estate
Home equity lines	550	-	660	-
Secured by 1-4 family residential,
First deed of trust	3,234	45	4,399	38
Second deed of trust	866	15	697	11
	4,650	60	5,756	49
Commercial and industrial loans (except those secured by real estate)	653	8	1,056	8
Consumer and other	15	-	8	-
	$13,604	$148	$15,043	$146

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

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
March 31, 2019
Commercial real estate
Owner occupied	$4,026	$4,026	$-	$25
Non-owner occupied	2,566	2,051	515	-
	6,592	6,077	515	25
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	2,196	1,516	680	19
Second deeds of trust	783	718	65	3
	2,979	2,234	745	22
Commercial and industrial loans (except those secured by real estate)	310	276	34	-
	$9,881	$8,587	$1,294	$47

Number of loans	42	33	9	6

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2018
Construction and land development Commercial	$-	$-	$-	$-
	-	-	-	-
Commercial real estate
Owner occupied	4,064	4,064	-	25
Non-owner occupied	2,072	2,072	-	-
	6,136	6,136	-	25
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	2,284	1,525	759	20
Second deeds of trust	794	729	65	4
	3,078	2,254	824	24
Commercial and industrial loans (except those secured by real estate)	317	282	35	-
	$9,531	$8,672	$859	$49

Number of loans	42	33	9	6

The following table provides information about TDRs identified during the indicated periods (dollars in thousands).

	March 31, 2019			March 31, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Commercial real estate
Non-owner occupied	1	$515	$515	-	$-	$-
	1	$515	$515	-	$-	$-

There were no defaults on TDRs that were modified as TDRs during the prior twelve month period.

Activity in the allowance for loan losses is as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended March 31, 2019
Construction and land development
Residential	$42	$3	$-	$1	$46
Commercial	220	(48)	-	1	173
	262	(45)	-	2	219
Commercial real estate
Owner occupied	673	37	-	-	710
Non-owner occupied	673	19	-	-	692
Multifamily	87	1	-	-	88
Farmland	2	-	-	-	2
	1,435	57	-	-	1,492
Consumer real estate
Home equity lines	244	(10)	-	6	240
Secured by 1-4 family residential
First deed of trust	385	8	-	2	395
Second deed of trust	51	2	-	4	57
	680	-	-	12	692
Commercial and industrial loans (except those secured by real estate)	308	48	(15)	11	352
Student loans	121	33	(33)	-	121
Consumer and other	34	(3)	(2)	1	30
Unallocated	211	(90)	-	-	121

	$3,051	$-	$(50)	$26	$3,027

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2018
Construction and land development
Residential	$32	$9	$-	$1	$42
Commercial	165	49	-	6	220
	197	58	-	7	262
Commercial real estate
Owner occupied	624	49	-	-	673
Non-owner occupied	500	(45)	-	218	673
Multifamily	60	27	-	-	87
Farmland	3	(1)	-	-	2
	1,187	30	-	218	1,435
Consumer real estate
Home equity lines	268	39	(64)	1	244
Secured by 1-4 family residential
First deed of trust	502	(97)	(41)	21	385
Second deed of trust	47	6	(45)	43	51
	817	(52)	(150)	65	680
Commercial and industrial loans (except those secured by real estate)	556	(50)	(375)	177	308
Student loans	108	118	(105)	-	121
Consumer and other	27	32	(34)	9	34
Unallocated	347	(136)	-	-	211

	$3,239	$-	$(664)	$476	$3,051

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended March 31, 2018
Construction and land development
Residential	$32	$(6)	$-	$-	$26
Commercial	165	23	-	1	189
	197	17	-	1	215
Commercial real estate
Owner occupied	624	38	-	-	662
Non-owner occupied	500	(181)	-	218	537
Multifamily	60	-	-	-	60
Farmland	3	(1)	-	-	2
	1,187	(144)	-	218	1,261
Consumer real estate
Home equity lines	268	9	-	-	277
Secured by 1-4 family residential
First deed of trust	502	57	(34)	2	527
Second deed of trust	47	47	(45)	5	54
	817	113	(79)	7	858
Commercial and industrial loans (except those secured by real estate)	556	44	-	4	604
Student loans	108	31	(32)	-	107
Consumer and other	27	15	(21)	6	27
Unallocated	347	(76)	-	-	271

	$3,239	$-	$(132)	$236	$3,343

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in calculation of the allowance. The allowance for loan losses included an unallocated portion of approximately $121,000, $211,000, and $271,000 at March 31, 2019, December 31, 2018, and March 31, 2018, respectively.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Three Months Ended March 31, 2019
Construction and land development
Residential	$46	$-	$46	$7,840	$323	$7,517
Commercial	173	-	173	28,543	356	28,187
	219	-	219	36,383	679	35,704
Commercial real estate
Owner occupied	710	25	685	101,926	4,026	97,900
Non-owner occupied	692	-	692	97,672	2,566	95,106
Multifamily	88	-	88	13,728	-	13,728
Farmland	2	-	2	178	-	178
	1,492	25	1,467	213,504	6,592	206,912
Consumer real estate
Home equity lines	240	-	240	20,004	123	19,881
Secured by 1-4 family residential
First deed of trust	395	19	376	58,579	3,155	55,424
Second deed of trust	57	3	54	9,717	870	8,847
	692	22	670	88,300	4,148	84,152
Commercial and industrial loans (except those secured by real estate)	352	-	352	40,241	512	39,729
Student loans	121	-	121	37,396	-	37,396
Consumer and other	151	8	143	1,986	8	1,978

	$3,027	$55	$2,972	$417,810	$11,939	$405,871

Year Ended December 31, 2018
Construction and land development
Residential	$42	$-	$42	$7,704	$747	$6,957
Commercial	220	8	212	33,904	466	33,438
	262	8	254	41,608	1,213	40,395
Commercial real estate
Owner occupied	673	25	648	98,153	5,162	92,991
Non-owner occupied	673	-	673	95,034	2,588	92,446
Multifamily	87	-	87	13,597	-	13,597
Farmland	2	-	2	185	-	185
	1,435	25	1,410	206,969	7,750	199,219
Consumer real estate
Home equity lines	244	-	244	20,675	684	19,991
Secured by 1-4 family residential
First deed of trust	385	20	365	57,410	3,257	54,153
Second deed of trust	51	4	47	9,556	882	8,674
	680	24	656	87,641	4,823	82,818
Commercial and industrial loans (except those secured by real estate)	308	8	300	36,639	536	36,103
Student loans	121	-	121	39,315	-	39,315
Consumer and other	245	9	236	2,258	9	2,249

	$3,051	$74	$2,977	$414,430	$14,331	$400,099

Note 6 – Deposits

Deposits as of March 31, 2019 and December 31, 2018 were as follows (dollars in thousands):

	March 31, 2019		December 31, 2018
	Amount	%	Amount	%

Checking accounts
Noninterest bearing demand	122,923	27.7%	$119,317	27.2%
Interest bearing	48,223	10.9%	49,188	11.2%
Money market accounts	91,585	20.7%	86,295	19.7%
Savings accounts	27,727	6.3%	28,694	6.5%
Time deposits of $250,000 and over	25,048	5.6%	24,160	5.5%
Other time deposits	127,894	28.8%	131,393	29.9%

Total	$443,400	100.0%	$439,047	100.0%

Note 7 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $1,354,000 in FHLB stock at March 31, 2019 and $1,320,000 at December 31, 2018, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of commercial and 1-4 family residential loans. The Company had FHLB advances of $21,000,000 at March 31, 2019 and December 31, 2018 maturing through 2023.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no borrowings against the lines at March 31, 2019 and December 31, 2018.

Note 8 – Leases

The following tables present information about the Company’s leases (dollars in thousands):

March 31, 2019
Lease liabilities	$1,312
Right-of-use assets	$1,308
Weighted average remaining lease term	5.04 years
Weighted average discount rate	2.98%

For the Three Months Ended
March 31, 2019
Lease cost
Operating lease cost	$107
Total lease cost	$107

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

As of
March 31, 2019
Lease payments due
Nine months ending December 31, 2019	$312
Twelve months ending December 31, 2020	416
Twelve months ending December 31, 2021	278
Twelve months ending December 31, 2022	120
Twelve months ending December 31, 2023	44
Twelve months ending December 31, 2024	48
Thereafter	203
Total undiscounted cash flows	$1,421
Discount	109
Lease liabilities	$1,312

Cash paid for amounts included in the measurement of lease liabilities during the three months ended March 31, 2019 was $103,000. The Company adopted ASC 842 effective January 1, 2019. Prior to January 1, 2019, the Company measured lease expense in accordance with FASB Accounting Standards Codification Topic 840. During the three months ended March 31, 2018, the Company recognized lease expense of $91,000.

Note 9 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2019 was 4.75%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at March 31, 2019 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at March 31, 2019 was 4.01%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at March 31, 2019 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 10 – Subordinated Debt

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrue interest at a fixed rate of 6.50% for the first five years until March 31, 2023; thereafter, the subordinated notes will accrue interest at an annual floating rate equal to three-month LIBOR plus a spread of 3.73% until maturity or early redemption. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. At March 31, 2019, the carrying value of the notes totaled $5,571,000.

Note 11 – Stock incentive plan

In accordance with accounting standards, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award rather than disclosed in the financial statements.

The following table summarizes options outstanding under the Company’s stock incentive plans at the indicated dates:

	Three Months Ended March 31,
	2019				2018
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	734	$25.63	$9.76		2,245	$24.17	$12.88
Granted	-	-	-		-	-	-
Forfeited	-	-	-		-	-	-
Exercised	-	-	-		-	-	-
Options outstanding, end of period	734	$25.63	$9.76	$-	2,245	$24.17	$12.88	$-
Options exercisable, end of period	734				2,245

During the first quarter of 2018, we granted certain officers 1,590 restricted shares of common stock with a weighted average fair market value of $32.42 on the date of grant. These restricted stock awards vest over three years.

Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock was 17,646 and 21,761 at March 31, 2019 and 2018, respectively.

The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period. Unamortized stock-based compensation related to nonvested share based compensation arrangements granted under the stock incentive plan as of March 31, 2019 and 2018, was $354,185 and $363,379, respectively. The time based unamortized compensation of $137,005 is expected to be recognized over a weighted average period of 1.63 years.

A summary of changes in the Company’s nonvested restricted stock awards for the three months ended March 31, 2019 follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair-Value	Value

December 31, 2018	23,556	$32.46	$767,926
Granted	-	-	-
Vested	(3,147)	20.19	(102,592)
Forfeited	(2,763)	22.35	(90,074)

March 31, 2019	17,646	$31.18	$575,260

Stock-based compensation expense was approximately $46,000 for the three months ended March 31, 2019 and 2018, respectively.

Note 12 — Fair value

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (dollars in thousands):

	Fair Value Measurement
	at March 31, 2019 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$15,260	$1,545	$13,715	$-
Mortgage-backed securities	22,080	2,587	19,493	-
Subordinated debt	4,495	-	3,995	500

Financial Assets - Non-Recurring
Impaired loans	1,759	-	-	1,759
Assets held for sale	537	-	-	537
Other real estate owned	526	-	-	526

	Fair Value Measurement
	at December 31, 2018 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$13,851	$-	$13,851	$-
Mortgage-backed securities	26,450	-	26,450	-
Subordinated debt	3,952	-	3,452	500

Financial Assets - Non-Recurring
Impaired loans	1,869	-	-	1,869
Assets held for sale	554	-	-	554
Other real estate owned	526	-	-	526

The following table presents qualitative information about Level 3 fair value measurements for financial instruments measured at fair value at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)

Impaired loans - real estate secured	$1,759	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)

Assets held for sale	$537	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

Other real estate owned	$526	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which typically includes various level 3 inputs that are not identifiable
(2)	Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances

	December 31, 2018
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)

Impaired loans - real estate secured	$1,869	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)

Assets held for sale	$554	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

Other real estate owned	$526	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which typically includes various level 3 inputs that are not identifiable
(2)	Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. Additionally, in accordance with ASU 2016-01, which the Company adopted on January 1, 2018 on a prospective basis, the Company uses the exit price notion, rather than the entry price notion, in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The following tables reflect the carrying amounts and estimated fair values of the Company’s financial instruments whether or not recognized on the Consolidated Balance Sheets at fair value.

		March 31,		December 31,
		2019		2018
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$15,178	$15,178	$12,717	$12,717
Cash equivalents	Level 2	10,728	10,728	6,826	6,826
Investment securities available for sale	Level 1	4,132	4,132	-	-
Investment securities available for sale	Level 2	37,203	37,203	43,753	43,753
Investment securities available for sale	Level 3	500	500	500	500
Federal Home Loan Bank stock	Level 2	1,354	1,354	1,320	1,320
Loans held for sale	Level 2	5,218	5,218	6,128	6,128
Loans	Level 3	416,051	410,738	412,562	409,939
Impaired loans	Level 3	1,759	1,759	1,869	1,869
Assets held for sale	Level 3	537	537	554	554
Other real estate owned	Level 3	526	526	526	526
Bank owned life insurance	Level 3	7,478	7,478	7,441	7,441
Accrued interest receivable	Level 2	2,729	2,729	2,662	2,662

Financial liabilities
Deposits	Level 2	443,400	443,528	439,047	439,125
FHLB borrowings	Level 2	21,000	21,183	21,000	21,093
Trust preferred securities	Level 2	8,764	9,534	8,764	8,852
Other borrowings	Level 2	5,571	5,571	5,563	5,563
Accrued interest payable	Level 2	241	241	221	221

Note 13 – Segment Reporting

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

The following table presents segment information as of and for the three months ended March 31, 2019 and 2018 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended March 31, 2019

Revenues
Interest income	$5,646	$63	$-	$5,709
Gain on sale of loans	-	928	-	928
Other revenues	774	112	(57)	829
Total revenues	6,420	1,103	(57)	7,466

Expenses
Interest expense	1,243	-	-	1,243
Salaries and benefits	2,200	736	-	2,936
Commissions	-	239	-	239
Other expenses	1,882	238	(57)	2,063
Total operating expenses	5,325	1,213	(57)	6,481

Income before income taxes	$1,095	$(110)	$-	$985

Total assets	$525,782	$9,892	$(13,400)	$522,274

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended March 31, 2018

Revenues
Interest income	$4,730	$47	$-	$4,777
Gain on sale of loans	-	1,029	-	1,029
Other revenues	557	116	(47)	626
Total revenues	5,287	1,192	(47)	6,432

Expenses
Interest expense	766	-	-	766
Salaries and benefits	2,123	820	-	2,943
Commissions	-	322	-	322
Other expenses	1,697	267	(47)	1,917
Total operating expenses	4,586	1,409	(47)	5,948

Income before income taxes	$701	$(217)	$-	$484

Total assets	$492,277	$9,852	$(13,310)	$488,819

Note 14 – Shareholders’ Equity and Regulatory Matters

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

Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes of $113,000 and $199,000 as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018

Net unrealized losses on securities	$(373)	$(696)
Net unrecognized losses on defined benefit plan	(51)	(53)
Total other comprehensive loss	$(424)	$(749)

Regulatory Matters

Both the Company and the Bank are required to comply with the capital adequacy standards established by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), in the case of the Company, and the Federal Deposit Insurance Corporation (“FDIC”), in the case of the Bank. The Federal Reserve and the FDIC have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (the “Basel III Capital Rules”).  The Basel III Capital Rules implement minimum capital ratios and establish risk weightings that are applied to many classes of assets held by community banks, including applying higher risk weightings to certain commercial real estate loans.

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

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement (the “SBHC Policy Statement”). On August 28, 2018, the Federal Reserve issued an interim final rule required by the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, which was signed into law on May 24, 2018 (the “EGRRCPA”), that expands the applicability of the SBHC Policy Statement to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies, such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules. The SBHC Policy Statement does not apply to the Bank and the Bank must comply with the Basel III Capital Rules. As of March 31, 2019, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950. To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. As of March 31, 2019, the Bank exceeded the minimum ratios to be classified as well capitalized.

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

The capital amounts and ratios at March 31, 2019 and December 31, 2018 for the Bank are presented in the table below (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2019
Total capital (to risk-weighted assets) Village Bank	$51,152	12.63%	$32,413	8.00%	$40,516	10.00%

Tier 1 capital (to risk-weighted assets) Village Bank	48,125	11.88%	24,310	6.00%	32,413	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	48,125	9.46%	20,352	4.00%	25,440	5.00%

Common equity tier 1 (to risk-weighted assets) Village Bank	48,125	11.88%	18,232	4.50%	26,335	6.50%

December 31, 2018
Total capital (to risk-weighted assets) Village Bank	$49,926	12.46%	$32,051	8.00%	$40,064	10.00%

Tier 1 capital (to risk-weighted assets) Village Bank	46,875	11.70%	24,038	6.00%	32,051	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	46,875	9.15%	20,502	4.00%	25,628	5.00%

Common equity tier 1 (to risk-weighted assets) Village Bank	46,875	11.70%	18,029	4.50%	26,042	6.50%

Note 15 – Commitments and contingencies

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

At March 31, 2019 and December 31, 2018, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	March 31,	December 31,
	2019	2018

Undisbursed credit lines	$65,203	$66,057
Commitments to extend or originate credit	20,543	12,738
Standby letters of credit	4,051	3,999

Total commitments to extend credit	$89,797	$82,794

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

Note 16 – Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems. This guidance may result in material changes in the Company's accounting for credit losses on financial instruments.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Certain disclosure requirements have been deleted while the following disclosure requirements have been added: the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: The projected benefit obligation (“PBO”) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (“ABO”) and fair value of plan assets for plans with ABOs in excess of plan assets. The amendments are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.

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

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at March 31, 2019 and December 31, 2018 and the results of operations for the Company for the three months ended March 31, 2019 and 2018. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended March 31, 2019, the Company had net income and net income available to common shareholders of $809,000, or $0.56 per fully diluted share, compared to net income of $412,000 and net income available to common shareholders of $299,000, or $0.21 per fully diluted share, for the same period in 2018.

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

	For the Three Months Ended March 31,
	2019	2018	Change
	(dollars in thousands)

Average interest-earning assets	$472,426	$434,701	$37,725
Interest income	$5,709	$4,777	$932
Yield on interest-earning assets	4.90%	4.46%	0.44%
Average interest-bearing liabilities	$352,430	$328,871	$23,559
Interest expense	$1,243	$766	$477
Cost of interest-bearing liabilities	1.43%	0.94%	0.49%
Net interest income	$4,466	$4,011	$455
Net interest margin	3.83%	3.74%	0.09%

The increase in net interest income of $455,000 in the first quarter of 2019 was a result of positive movements in interest income. Interest income increased by $932,000 with interest income on loans held for investment increasing by $861,000 and interest income on investment securities increasing by $30,000.

The increase in interest income on loans held for investment was attributable to an increase in average loans outstanding of $40,274,000 and an increase in the yield of 38 basis points. Interest expense increased by $477,000 because of an increase in average interest bearing liabilities of $23,559,000 and an increase in the cost of interest bearing liabilities of 49 basis points.

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

Average Balance Sheets, Income and Expense, Yields and Rates

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$415,404	$5,302	5.18%	$375,130	$4,441	4.80%
Loans held for sale	5,305	63	4.82%	4,255	47	4.48%
Investment securities	44,152	293	2.69%	49,054	263	2.17%
Federal funds and other	7,565	51	2.73%	6,262	26	1.68%
Total interest earning assets	472,426	5,709	4.90%	434,701	4,777	4.46%

Allowance for loan losses and deferred fees	(3,048)			(3,214)
Cash and due from banks	8,944			10,815
Premises and equipment, net	12,432			12,985
Other assets	21,559			21,166
Total assets	$512,313			$476,453

Interest bearing deposits
Interest checking	$47,531	$20	0.17%	$47,418	$21	0.18%
Money market	89,053	138	0.63%	83,496	83	0.40%
Savings	24,174	10	0.17%	23,698	10	0.17%
Certificates	157,699	714	1.84%	152,570	517	1.37%
Total	318,457	882	1.12%	307,182	631	0.83%
Borrowings	33,973	361	4.31%	21,689	135	2.52%
Total interest bearing liabilities	352,430	1,243	1.43%	328,871	766	0.94%
Noninterest bearing deposits	115,491			105,075
Other liabilities	6,643			3,138
Total liabilities	474,564			437,084
Equity capital	37,749			39,369
Total liabilities and capital	$512,313			$476,453

Net interest income		$4,466			$4,011

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.47%			3.52%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.83%			3.74%

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

The Company did not record a provision for loan losses for the three months ended March 31, 2019 and 2018 because of minimal net charge-offs and stable asset quality.

The provision for (recovery of) loan losses by category is presented following (in thousands):

					For the Year Ended
	Three Months Ended March 31,				December 31,
	2019		2018		2018
	Provision	Loans	Provision	Loans	Provision	Loans
	(Recovery)	Outstanding	(Recovery)	Outstanding	(Recovery)	Outstanding

Construction and land development	$(45)	$36,383	$17	$33,284	$58	$41,608
Commercial real estate	57	213,504	(144)	176,901	30	206,969
Consumer real estate	-	88,300	113	90,358	(52)	87,641
Commercial and industrial	48	40,241	44	41,315	(50)	36,639
Guaranteed student loans	33	37,396	31	43,896	118	39,315
Consumer	(3)	1,986	15	1,973	32	2,258
Unallocated	(90)	-	(76)	-	(136)	-

	$-	$417,810	$-	$387,727	$-	$414,430

For more financial data and other information about the Allowance for loan losses refer to section, “Balance Sheet Analysis “ under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, mortgage banking income, net, and gains and losses on securities available for sale. The most significant noninterest income item has been mortgage banking income, net, representing 52% and 61% for the three month periods ended March 31, 2019 and 2018, respectively.

	For the Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(dollars in thousands)

Service charges and fees	$458	$457	$1	0.2%
Mortgage banking income, net	787	817	(30)	(3.7)%
Gain (loss) on sale of investment securities	101	-	101	100.0%
Other	172	59	113	191.5%
Total noninterest income	$1,518	$1,333	$185	13.9%

•	The Company sold approximately $6.5 million in investment securities resulting in a gain of $101,000 during the three months ended March 31, 2019.
•	The increase in other income is because the Company executed its first sale of a Small Business Administration loan guaranteed strip producing a gain on sale of $92,000.

Noninterest expense

	For the Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(dollars in thousands)

Salaries and benefits	$2,936	$2,943	$(7)	(0.2)%
Occupancy	349	330	19	5.8%
Equipment	226	215	11	5.1%
Supplies	41	57	(16)	(28.1)%
Professional and outside services	809	720	89	12.4%
Advertising and marketing	58	79	(21)	(26.6)%
Foreclosed assets, net	1	(69)	70	(101.4)%
FDIC insurance premium	90	77	13	16.9%
Other operating expense	489	508	(19)	(3.7)%
Total noninterest expense	$4,999	$4,860	$139	2.9%

•	The increase in professional and outside services is a result of additional fees paid to our prior external auditors as well as increased consultant fees.
•	The change in expense related to foreclosed real estate was due to the recognition of a gain sale of $78,000 during the first quarter of 2018. There were no sales of other real estate owned during the first quarter of 2019.

Income taxes

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). The Tax Reform Act includes a number of changes in existing tax law impacting businesses. One of the most significant changes is a permanent reduction in the corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018.

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent difference and available tax credits. Income tax expense for the first quarter of 2019 was $176,000 resulting in an effective tax rate of 17.9%, compared to $72,000, or 14.9% for the first quarter of 2018.

Balance Sheet Analysis

Investment securities

At March 31, 2019 and December 31, 2018, all of our investment securities were classified as available for sale.

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

Loans classified by type as of March 31, 2019 and December 31, 2018 are as follows (dollars in thousands):

	March 31, 2019		December 31, 2018
	Amount	%	Amount	%
Construction and land development
Residential	$7,840	1.88%	$7,704	1.86%
Commercial	28,543	6.83%	33,904	8.18%
	36,383	8.71%	41,608	10.04%
Commercial real estate
Owner occupied	101,926	24.39%	98,153	23.68%
Non-owner occupied	97,672	23.38%	95,034	22.93%
Multifamily	13,728	3.29%	13,597	3.28%
Farmland	178	0.04%	185	0.04%
	213,504	51.10%	206,969	49.93%
Consumer real estate
Home equity lines	20,004	4.79%	20,675	4.99%
Secured by 1-4 family residential,
First deed of trust	58,579	14.02%	57,410	13.85%
Second deed of trust	9,717	2.32%	9,556	2.31%
	88,300	21.13%	87,641	21.15%
Commercial and industrial loans (except those secured by real estate)	40,241	9.63%	36,639	8.84%
Guaranteed student loans	37,396	8.95%	39,315	9.49%
Consumer and other	1,986	0.48%	2,258	0.55%

Total loans	417,810	100.0%	414,430	100.0%
Deferred fees and costs, net	737		713
Less: allowance for loan losses	(3,027)		(3,051)

	$415,520		$412,092

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

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	March 31,	December 31,	March 31,
	2019	2018	2018

Nonaccrual loans	$2,113	$2,259	$2,101
Foreclosed properties	526	526	1,017
Total nonperforming assets	$2,639	$2,785	$3,118

Restructured loans (not included in nonaccrual loans above)	$8,587	$8,673	$10,049

Loans past due 90 days and still accruing (1)	$4,164	$5,573	$7,226

Nonperforming assets to loans (2)	0.63%	0.67%	0.80%

Nonperforming assets to total assets	0.51%	0.54%	0.64%

Allowance for loan losses to nonaccrual loans	143.27%	135.04%	159.11%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

The following table presents an analysis of the changes in nonperforming assets for the three months ended March 31, 2019 (in thousands):

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2018	$2,259	$526	$2,785
Additions	2	-	2
Loans placed back on accrual	-	-	-
Transfers to OREO	-	-	-
Repayments	(90)	-	(90)
Charge-offs	(58)	-	(58)
Sales	-	-	-

Balance March 31, 2019	$2,113	$526	$2,639

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

Of the total nonaccrual loans of $2,113,000 at March 31, 2019 that were considered impaired, one loan totaling $8,000 had specific allowances for loan losses totaling $8,000. This compares to $2,259,000 in nonaccrual loans at December 31, 2018 of which three loans totaling $17,000 had specific allowances for loan losses of $17,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $202,000 and $165,000 for the three months ended March 31, 2019 and 2018, respectively.

Deposits

Deposits as of March 31, 2019 and December 31, 2018 were as follows (dollars in thousands):

	March 31, 2019		December 31, 2018
	Amount	%	Amount	%

Checking accounts
Noninterest bearing demand	122,923	27.7%	$119,317	27.2%
Interest bearing	48,223	10.9%	49,188	11.2%
Money market accounts	91,585	20.7%	86,295	19.7%
Savings accounts	27,727	6.3%	28,694	6.5%
Time deposits of $250,000 and over	25,048	5.6%	24,160	5.5%
Other time deposits	127,894	28.8%	131,393	29.9%

Total	$443,400	100.0%	$439,047	100.0%

Total deposits increased by $4,353,000, or 1.0%, from $439,047,000 at December 31, 2018 to $443,400,000 at March 31, 2019, as compared to an increase of $9,874,000, or 2.4%, during the first three months of 2018. Checking and savings accounts increased by $1,674,000, money market accounts increased by $5,290,000 and time deposits decreased by $2,611,000. The cost of our interest-bearing deposits increased to 1.12% for the first three months of 2019 compared to 0.83% for the first three months of 2018.

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

Capital resources

Shareholders’ equity at March 31, 2019 was $38,313,000 compared to $37,133,000 at December 31, 2018. The $1.2 million increase in shareholders’ equity during the quarter is primarily due to net income of $809,000.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2019	2018

Tier 1 capital
Total bank equity capital	$49,645	$48,272
Net unrealized loss on available-for-sale securities	373	696
Defined benefit postretirement plan	51	53
Dissallowed deferred tax asset	(1,944)	(2,146)
Total Tier 1 capital	48,125	46,875

Tier 2 capital
Allowance for loan losses	3,027	3,051
Total Tier 2 capital	3,027	3,051

Total risk-based capital	51,152	49,926

Risk-weighted assets	$405,160	$400,639

Average assets	$508,804	$512,558

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	9.46%	9.15%
Common equity tier 1 capital ratio (CET 1)	11.88%	11.70%
Tier 1 capital to risk-weighted assets	11.88%	11.70%
Total capital to risk-weighted assets	12.63%	12.46%
Equity to total assets	9.55%	9.42%

For more financial data and other information about capital resources, refer to Note 14 “Shareholders’ Equity and Regulatory Matters” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

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

At March 31, 2019, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $67,741,000, or 13% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $8,065,000 of these securities are pledged against current and potential fundings.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were no borrowings against the lines at March 31, 2019 and December 31, 2018.

We are also a member of the Federal Home Loan Bank of Atlanta (“FHLB”), from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2019 was $16.5 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets. Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At March 31, 2019, we had commitments to originate $89,797,000 of loans. Fixed commitments to incur capital expenditures were approximately $100,000 at March 31, 2019. Certificates of deposit scheduled to mature in the 12-month period ending March 31, 2020 totaled $67,091,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2019. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date:	May 13, 2019	By:	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

Date:	May 13, 2019	By:	/s/ Donald M. Kaloski, Jr.
Donald M. Kaloski, Jr.
Executive Vice President and Chief Financial Officer

