Form 10-Q
period 2019-06-30
Village Bank & Trust Financial Corp.
filed 2019-08-09
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

1,453,009 shares of common stock, $4.00 par value, outstanding as of August 4, 2019

Village Bank and Trust Financial Corp.

Form 10-Q

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
June 30, 2019 (Unaudited) and December 31, 2018*
(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$15,583	$12,717
Federal funds sold	13,169	6,826
Total cash and cash equivalents	28,752	19,543
Investment securities available for sale, at fair value	43,415	44,253
Restricted stock, at cost	2,120	1,661
Loans held for sale	13,060	6,128
Loans
Outstandings	419,836	414,430
Allowance for loan losses	(3,047)	(3,051)
Deferred fees and costs, net	750	713
Total loans, net	417,539	412,092
Other real estate owned, net of valuation allowance	526	526
Assets held for sale	536	554
Premises and equipment, net	12,217	12,455
Bank owned life insurance	7,521	7,441
Accrued interest receivable	2,722	2,662
Other assets	8,126	7,551

	$536,534	$514,866

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$132,965	$119,317
Interest bearing	313,261	319,730
Total deposits	446,226	439,047
Federal Home Loan Bank advances	31,000	21,000
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,579	5,563
Accrued interest payable	231	221
Other liabilities	5,055	3,138
Total liabilities	496,855	477,733

Shareholders' equity
Common stock, $4 par value - 10,000,000 shares authorized;
1,444,854 shares issued and outstanding at June 30, 2019 and
1,435,283 shares issued and outstanding at December 31, 2018	5,779	5,707
Additional paid-in capital	54,246	53,212
Accumulated deficit	(20,323)	(21,769)
Common stock warrant	-	732
Stock in directors rabbi trust	(856)	(883)
Directors deferred fees obligation	856	883
Accumulated other comprehensive loss	(23)	(749)
Total shareholders' equity	39,679	37,133

	$536,534	$514,866

* Derived from audited consolidated financial statements

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income
Loans	$5,556	$4,873	$10,921	$9,361
Investment securities	271	259	564	522
Federal funds sold	44	20	95	46
Total interest income	5,871	5,152	11,580	9,929

Interest expense
Deposits	909	659	1,791	1,290
Borrowed funds	410	265	771	400
Total interest expense	1,319	924	2,562	1,690

Net interest income	4,552	4,228	9,018	8,239
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	4,552	4,228	9,018	8,239

Noninterest income
Service charges and fees	541	482	999	939
Mortgage banking income, net	1,196	1,120	1,982	1,937
Gain on sale of investment securities	-	-	101	-
Other	211	65	384	124
Total noninterest income	1,948	1,667	3,466	3,000

Noninterest expense
Salaries and benefits	3,701	2,972	6,637	5,915
Occupancy	323	345	672	675
Equipment	210	214	436	430
Supplies	42	47	83	104
Professional and outside services	754	802	1,563	1,521
Advertising and marketing	64	67	122	147
Foreclosed assets, net	5	(5)	7	(74)
FDIC insurance premium	68	79	158	156
Other operating expense	516	580	1,004	1,087
Total noninterest expense	5,683	5,101	10,682	9,961

Income before income tax expense	817	794	1,802	1,278
Income tax expense	180	153	356	225

Net income	637	641	1,446	1,053

Preferred stock dividends and amortization of discount	-	-	-	(113)
Net income available to common shareholders	$637	$641	$1,446	$940

Earnings per common share, basic	$0.44	$0.45	$1.01	$0.66
Earnings per common share, diluted	$0.44	$0.45	$1.01	$0.66

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income	$637	$641	$1,446	$1,053
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	505	(189)	1,015	(727)
Tax effect	106	(39)	213	(153)
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	399	(150)	802	(574)

Reclassification adjustment
Reclassification adjustment for gains realized in income	-	-	(101)	-
Tax effect	-	-	(21)	-
Reclassification for gains included in net income, net of tax	-	-	(80)	-

Minimum pension adjustment	3	3	6	6
Tax effect	1	1	2	2
Minimum pension adjustment, net of tax	2	2	4	4

Total other comprehensive income (loss)	401	(148)	726	(570)

Total comprehensive income	$1,038	$493	$2,172	$483

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Shareholders' Equity
(Unaudited)
(In thousands)

	Three Months Ended June 30, 2019
							Directors	Accumulated
			Additional		Common	Stock in	Deferred	Other
	Preferred	Common	Paid-in	Accumulated	Stock	Directors	Fees	Comprehensive
	Stock	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Loss	Total

Balance, March 31, 2019	$-	$5,720	$53,245	$(20,960)	$732	$(856)	$856	$(424)	$38,313

Vesting of restricted stock	-	59	(59)	-	-	-	-	-	-
Stock based compensation	-	-	328	-	-	-	-	-	328
Expiration of common stock warrant	-	-	732	-	(732)	-	-	-	-
Net income	-	-	-	637	-	-	-	-	637
Other comprehensive income	-	-	-	-	-	-	-	401	401
Balance, June 30, 2019	-	5,779	54,246	(20,323)	-	(856)	856	(23)	39,679

	Six Months Ended June 30, 2019
							Directors	Accumulated
			Additional		Common	Stock in	Deferred	Other
	Preferred	Common	Paid-in	Accumulated	Stock	Directors	Fees	Comprehensive
	Stock	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Loss	Total

Balance, December 31, 2018	$-	$5,707	$53,212	$(21,769)	$732	$(883)	$883	$(749)	$37,133

Restricted stock redemption	-	-	-	-	-	27	(27)	-	-
Vesting of restricted stock	-	72	(72)	-	-	-	-	-	-
Stock based compensation	-	-	374	-	-	-	-	-	374
Expiration of common stock warrant	-	-	732	-	(732)	-	-	-	-
Net income	-	-	-	1,446	-	-	-	-	1,446
Other comprehensive income	-	-	-	-	-	-	-	726	726
Balance, June 30, 2019	-	5,779	54,246	(20,323)	-	(856)	856	(23)	39,679

	Three Months Ended June 30, 2018
							Directors	Accumulated
			Additional		Common	Stock in	Deferred	Other
	Preferred	Common	Paid-in	Accumulated	Stock	Directors	Fees	Comprehensive
	Stock	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Loss	Total

Balance, March 31, 2018	$-	$5,682	$53,084	$(24,394)	$732	$(998)	$998	$(874)	$34,230

Vesting of restricted stock	-	1	(1)	-	-	-	-	-	-
Stock based compensation	-	-	71	-	-	-	-	-	71
Net income	-	-	-	641	-	-	-	-	641
Other comprehensive income	-	-	-	-	-	-	-	(148)	(148)
Balance, June 30, 2018	-	5,683	53,154	(23,753)	732	(998)	998	(1,022)	34,794

	Six Months Ended June 30, 2018
							Directors	Accumulated
			Additional		Common	Stock in	Deferred	Other
	Preferred	Common	Paid-in	Accumulated	Stock	Directors	Fees	Comprehensive
	Stock	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Loss	Total

Balance, December 31, 2017	$20	$5,672	$58,055	$(24,693)	$732	$(1,010)	$1,010	$(452)	$39,334
Preferred stock redemption	(20)	-	(5,007)	-	-	-	-	-	(5,027)
Preferred stock dividend	-	-	-	(113)	-	-	-	-	(113)
Restricted stock redemption	-	-	-	-	-	12	(12)	-	-
Vesting of restricted stock	-	11	(11)	-	-	-	-	-	-
Stock based compensation	-	-	117	-	-	-	-	-	117
Net income	-	-	-	1,053	-	-	-	-	1,053
Other comprehensive loss	-	-	-	-	-	-	-	(570)	(570)
Balance, June 30, 2018	$-	$5,683	$53,154	$(23,753)	$732	$(998)	$998	$(1,022)	$34,794

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2019 and 2018
(Unaudited)
(in thousands)

	2019	2018

Cash Flows from Operating Activities
Net income	$1,446	$1,053
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	523	368
Amortization of debt issuance costs	16	9
Deferred income taxes	356	225
Gain on sale of investment securities	(101)	-
Gain on sales of loans held for sale	(2,405)	(2,451)
Gain on sale of other real estate owned	-	(83)
Stock compensation expense	374	117
Proceeds from sale of mortgage loans	78,167	79,036
Origination of mortgage loans for sale	(82,694)	(77,644)
Amortization of premiums and accretion of discounts on securities, net	81	57
Increase in bank owned life insurance	(80)	(82)
Net change in:
Interest receivable	(60)	156
Other assets	(1,101)	375
Interest payable	10	56
Other liabilities	1,917	(328)
Net cash (used in) provided by operating activities	(3,551)	864

Cash Flows from Investing Activities
Purchases of available for sale securities	(7,088)	-
Proceeds from the sale of available for sale securities	6,491	-
Proceeds from maturities, calls and paydowns of available for sale securities	2,369	1,791
Net increase in loans	(5,447)	(34,759)
Proceeds from sale of other real estate owned	-	1,139
Purchases of premises and equipment, net	(285)	(158)
Purchase of restricted stock	(459)	-
Net cash used in investing activities	(4,419)	(31,987)

Cash Flows from Financing Activities
Redeemption of preferred stock	-	(5,027)
Payment of preferred dividends	-	(113)
Net increase in deposits	7,179	21,359
Net increase in Federal Home Loan Bank advances	10,000	8,200
Net increase (decrease) in other borrowings	-	(917)
Issuance of subordinated debt, net	-	5,539
Net cash provided by financing activities	17,179	29,041

Net increase (decrease) in cash and cash equivalents	9,209	(2,082)
Cash and cash equivalents, beginning of period	19,543	17,810

Cash and cash equivalents, end of period	$28,752	$15,728

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$2,552	$1,634
Supplemental Schedule of Non Cash Activities
Unrealized gains (losses) on securities avalable for sale	$914	$(726)
Right of use assets obtained in exchage for new operating lease liabilities	$1,405	$-

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

Note 1 - Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary, Village Bank Mortgage Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 2019 is not necessarily indicative of the results to be expected for the full year ending December 31, 2019. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”).

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the optional transitional method provided by ASU 2018-11 and did not adjust prior periods for Accounting Standards Codification (“ASC”) Topic 842. The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. As stated in the Company’s 2018 Form 10-K, the implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $1.4 million at the date of adoption, which is related to the Company’s leases of premises used in operations. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

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

Note 3 - Earnings per common share

The following table presents the basic and diluted earnings per common share computation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net income - basic and diluted	$637	$641	$1,446	$1,053
Preferred stock dividend	-	-	-	(113)
Net income available to common shareholders	$637	$641	$1,446	$940

Denominator
Weighted average shares outstanding - basic	1,439	1,435	1,437	1,433
Dilutive effect of common stock options	-	-	-	-

Weighted average shares outstanding - diluted	1,439	1,435	1,437	1,433

Earnings per share - basic	$0.44	$0.45	$1.01	$0.66
Earnings per share - diluted	$0.44	$0.45	$1.01	$0.66

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

As a result of the Company’s largest shareholder’s ownership exceeding 50% during the second quarter of 2019 all non-vested restricted stock awards and units vested during the period.

The vesting of 6,510 of the unvested restricted units included in Note 11 “Stock incentive plan” were dependent upon meeting certain performance criteria. As of June 30, 2018, it was indeterminable whether these unvested restricted units would vest and as such those shares were excluded from common shares issued and outstanding at such date and were not included in the computation of earnings per share for such period.

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 536 and 571 shares were not included in computing diluted earnings per share for the three and six months ended June 30, 2019 and stock options for 1,633 and 1,699 shares were not included in computing diluted earnings per share for the three and six months ended June 30, 2018, respectively, because their effects were anti-dilutive. Additionally, the impact of warrants to acquire shares of the Company’s common stock in connection with the Company’s participation in the Troubled Asset Relief Program were not included for the three and six months ended June 30, 2018, as the warrants were anti-dilutive. The warrants expired on May 1, 2019 and as such were not included in the three and six months ended June 30, 2019.

Note 4 – Investment securities available for sale

The amortized cost and fair value of investment securities available for sale as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

June 30, 2019
U.S. Government agencies	$15,174	$44	$(50)	$15,168
Mortgage-backed securities	23,626	76	(19)	23,683
Subordinated debt	4,582	51	(69)	4,564

	$43,382	$171	$(138)	$43,415

December 31, 2018
U.S. Government agencies	$14,120	$-	$(269)	$13,851
Mortgage-backed securities	26,924	102	(576)	26,450
Subordinated debt	4,089	11	(148)	3,952

	$45,133	$113	$(993)	$44,253

At June 30, 2019 and December 31, 2018, the Company had investment securities with a fair value of approximately $8,130,000 and $8,004,000, respectively, pledged to secure borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”).

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the periods indicated (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Gross realized gains	$-	$-	$101	$-
Gross realized losses	-	-	-	-

	$-	$-	$101	$-

The Company sold approximately $6.5 million of investment securities available for sale at a gross gain of $101,000 during the six months ended June 30, 2019.

Investment securities available for sale that have an unrealized loss position at June 30, 2019 and December 31, 2018 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2019
US Government Agencies	$-	$-	$11,677	$(50)	$11,677	$(50)
Mortgage-backed securities	2,523	(8)	8,946	(11)	11,469	(19)
Subordinated debt	1,192	(62)	510	(7)	1,702	(69)

	$3,715	$(70)	$21,133	$(68)	$24,848	$(138)

December 31, 2018
US Government Agencies	$-	$-	$13,851	$(269)	$13,851	$(269)
Mortgage-backed securities	-	-	18,397	(576)	18,397	(576)
Subordinated debt	1,915	(140)	512	(8)	2,427	(148)

	$1,915	$(140)	$32,760	$(853)	$34,675	$(993)

As of June 30, 2019, there were $21.1 million, or 16 issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $68,000 and consisted of US Government agencies, mortgage-backed securities, and subordinated debt.

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2019.

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2019, by contractual maturity, are as follows (in thousands):

	Amortized
	Cost	Fair Value

One to five years	$12,931	$12,909
Five to ten years	6,390	6,365
More than ten years	24,061	24,141

Total	$43,382	$43,415

Note 5 – Loans and allowance for loan losses

Loans classified by type as of June 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
Construction and land development
Residential	$5,176	1.23%	$7,704	1.86%
Commercial	27,953	6.66%	33,904	8.18%
	33,129	7.89%	41,608	10.04%
Commercial real estate
Owner occupied	95,227	22.68%	98,153	23.68%
Non-owner occupied	105,099	25.03%	95,034	22.93%
Multifamily	13,291	3.17%	13,597	3.28%
Farmland	172	0.04%	185	0.04%
	213,789	50.92%	206,969	49.93%
Consumer real estate
Home equity lines	20,000	4.76%	20,675	4.99%
Secured by 1-4 family residential,
First deed of trust	59,608	14.20%	57,410	13.85%
Second deed of trust	10,513	2.50%	9,556	2.31%
	90,121	21.46%	87,641	21.15%

Commercial and industrial loans
(except those secured by real estate)	44,450	10.59%	36,639	8.84%
Guaranteed student loans	36,126	8.61%	39,315	9.49%
Consumer and other	2,221	0.53%	2,258	0.55%

Total loans	419,836	100.0%	414,430	100.0%
Deferred fees and costs, net	750		713
Less: allowance for loan losses	(3,047)		(3,051)

	$417,539		$412,092

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the FHLB as part of their lending arrangement with the Company totaled $46,736,000 and $38,751,000 as of June 30, 2019 and December 31, 2018, respectively.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (in thousands):

	June 30,	December 31,
	2019	2018
Construction and land development
Commercial	$-	$39
	-	39
Commercial real estate
Non-owner occupied	507	515
	507	515
Consumer real estate
Home equity lines	420	125
Secured by 1-4 family residential,
First deed of trust	571	1,163
Second deed of trust	64	154
	1,055	1,442
Commercial and industrial loans
(except those secured by real estate)	173	255
Consumer and other	11	8

Total loans	$1,746	$2,259

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; and
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
June 30, 2019
Construction and land development
Residential	$5,176	$-	$-	$-	$5,176
Commercial	27,640	-	313	-	27,953
	32,816	-	313	-	33,129
Commercial real estate
Owner occupied	89,695	3,271	2,261		95,227
Non-owner occupied	104,358	234	507	-	105,099
Multifamily	13,137	154	-	-	13,291
Farmland	75	97	-	-	172
	207,265	3,756	2,768	-	213,789
Consumer real estate
Home equity lines	18,830	730	440	-	20,000
Secured by 1-4 family residential
First deed of trust	56,733	2,148	727	-	59,608
Second deed of trust	8,719	1,590	204	-	10,513
	84,282	4,468	1,371	-	90,121
Commercial and industrial loans
(except those secured by real estate)	40,018	3,029	1,403	-	44,450
Guaranteed student loans	36,126	-	-	-	36,126
Consumer and other	2,202	7	12	-	2,221

Total loans	$402,709	$11,260	$5,867	$-	$419,836

December 31, 2018
Construction and land development
Residential	$6,957	$-	$747	$-	$7,704
Commercial	33,432	6	466	-	33,904
	40,389	6	1,213	-	41,608
Commercial real estate
Owner occupied	88,484	6,540	3,129	-	98,153
Non-owner occupied	94,519	-	515	-	95,034
Multifamily	13,436	161	-	-	13,597
Farmland	81	104	-	-	185
	196,520	6,805	3,644	-	206,969
Consumer real estate
Home equity lines	19,601	934	140	-	20,675
Secured by 1-4 family residential
First deed of trust	53,994	1,612	1,804	-	57,410
Second deed of trust	9,167	175	214	-	9,556
	82,762	2,721	2,158	-	87,641
Commercial and industrial loans
(except those secured by real estate)	32,776	3,349	499	15	36,639
Guaranteed student loans	39,315	-	-	-	39,315
Consumer and other	2,239	8	11	-	2,258

Total loans	$394,001	$12,889	$7,525	$15	$414,430

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
June 30, 2019
Construction and land development
Residential	$-	$-	$-	$-	$5,176	$5,176	$-
Commercial	-	-	-	-	27,953	27,953	-
	-	-	-	-	33,129	33,129	-
Commercial real estate
Owner occupied	561	-	-	561	94,666	95,227	-
Non-owner occupied	234	-	-	234	104,865	105,099	-
Multifamily	-	-	-	-	13,291	13,291	-
Farmland	-	-	-	-	172	172	-
	795	-	-	795	212,994	213,789	-
Consumer real estate
Home equity lines	187	-	-	187	19,813	20,000	-
Secured by 1-4 family residential
First deed of trust	516	-	-	516	59,092	59,608	-
Second deed of trust	23	-	-	23	10,490	10,513	-
	726	-	-	726	89,395	90,121	-
Commercial and industrial loans
(except those secured by real estate)	94	-	-	94	44,356	44,450	-
Guaranteed student loans	1,930	642	4,259	6,831	29,295	36,126	4,259
Consumer and other	7	-	-	7	2,214	2,221	-

Total loans	$3,552	$642	$4,259	$8,453	$411,383	$419,836	$4,259

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2018
Construction and land development
Residential	$-	$-	$-	$-	$7,704	$7,704	$-
Commercial	118	-	-	118	33,786	33,904	-
	118	-	-	118	41,490	41,608	-
Commercial real estate
Owner occupied	-	-	-	-	98,153	98,153	-
Non-owner occupied	-	-	-	-	95,034	95,034	-
Multifamily	-	-	-	-	13,597	13,597	-
Farmland	-	-	-	-	185	185	-
	-	-	-	-	206,969	206,969	-
Consumer real estate
Home equity lines	-	315	-	315	20,360	20,675	-
Secured by 1-4 family residential
First deed of trust	171	7	-	178	57,232	57,410	-
Second deed of trust	162	-	-	162	9,394	9,556	-
	333	322	-	655	86,986	87,641	-
Commercial and industrial loans
(except those secured by real estate)	312	433	-	745	35,894	36,639	-
Guaranteed student loans	1,946	971	5,573	8,490	30,825	39,315	5,573
Consumer and other	9	1	-	10	2,248	2,258	-

Total loans	$2,718	$1,727	$5,573	$10,018	$404,412	$414,430	$5,573

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

Impaired loans are set forth in the following table as of the dates indicated (in thousands):

	June 30, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Residential	$-	$-	$-	$747	$747	$-
Commercial	313	411	-	360	458	-
	313	411	-	1,107	1,205	-
Commercial real estate
Owner occupied	3,074	3,074	-	3,703	3,703	-
Non-owner occupied	2,536	2,536	-	2,588	2,588	-
	5,610	5,610	-	6,291	6,291	-
Consumer real estate
Home equity lines	420	420	-	684	684	-
Secured by 1-4 family residential
First deed of trust	2,213	2,235	-	3,057	3,057	-
Second deed of trust	613	821	-	721	929	-
	3,246	3,476	-	4,462	4,670	-
Commercial and industrial loans
(except those secured by real estate)	1,285	1,763	-	528	875	-
Consumer and other	-	-	-	-	-	-
	10,454	11,260	-	12,388	13,041	-

With an allowance recorded
Construction and land development
Commercial	-	-	-	106	106	8
	-	-	-	106	106	8
Commercial real estate
Owner occupied	1,437	1,437	21	1,459	1,459	25
	1,437	1,437	21	1,459	1,459	25
Consumer real estate
Home equity lines	-	-	-	-	-	-
Secured by 1-4 family residential
First deed of trust	196	196	18	200	200	20
Second deed of trust	158	158	2	161	161	4
	354	354	20	361	361	24
Commercial and industrial loans
(except those secured by real estate)	-	-	-	8	8	8
Consumer and other	7	7	7	9	9	9
	1,798	1,798	48	1,943	1,943	74

Total
Construction and land development
Residential	-	-	-	747	747	-
Commercial	313	411	-	466	564	8
	313	411	-	1,213	1,311	8
Commercial real estate
Owner occupied	4,511	4,511	21	5,162	5,162	25
Non-owner occupied	2,536	2,536	-	2,588	2,588	-
	7,047	7,047	21	7,750	7,750	25
Consumer real estate
Home equity lines	420	420	-	684	684	-
Secured by 1-4 family residential,
First deed of trust	2,409	2,431	18	3,257	3,257	20
Second deed of trust	771	979	2	882	1,090	4
	3,600	3,830	20	4,823	5,031	24
Commercial and industrial loans
(except those secured by real estate)	1,285	1,763	-	536	883	8
Consumer and other	7	7	7	9	9	9
	$12,252	$13,058	$48	$14,331	$14,984	$74

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months		For the Six Months
	Ended June 30, 2019		Ended June 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$162	$-	$267	$-
Commercial	335	-	349	-
	497	-	616	-
Commercial real estate
Owner occupied	2,825	12	3,277	46
Non-owner occupied	2,551	39	2,574	62
	5,376	51	5,851	108
Consumer real estate
Home equity lines	272	10	479	10
Secured by 1-4 family residential
First deed of trust	2,586	3	2,853	45
Second deed of trust	662	10	694	23
	3,520	23	4,026	78
Commercial and industrial loans
(except those secured by real estate)	899	7	688	15
Consumer and other	-	1	-	1
	10,292	82	11,181	202

With an allowance recorded
Construction and land development
Commercial	-	-	26	-

Commercial real estate
Owner occupied	1,444	15	1,453	30
	1,444	15	1,453	30
Consumer real estate
Home equity line	-	-	-	-
Secured by 1-4 family residential
First deed of trust	197	3	198	6
Second deed of trust	159	2	160	4
	356	5	358	10
Commercial and industrial loans
(except those secured by real estate)	-	-	77	-
Consumer and other	8	-	12	-
	1,808	20	1,926	40

Total
Construction and land development
Residential	162	-	267	-
Commercial	335	-	375	-
	497	-	642	-
Commercial real estate
Owner occupied	4,269	27	4,730	76
Non-owner occupied	2,551	39	2,574	62
	6,820	66	7,304	138
Consumer real estate
Home equity lines	272	10	479	10
Secured by 1-4 family residential,
First deed of trust	2,783	6	3,051	51
Second deed of trust	821	12	854	27
	3,876	28	4,384	88
Commercial and industrial loans
(except those secured by real estate)	899	7	765	15
Consumer and other	8	1	12	1
	$12,100	$102	$13,107	$242

	For the Three Months		For the Six Months
	Ended June 30, 2018		Ended June 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Commercial	$657	$7	$478	$13
	657	7	478	13
Commercial real estate
Owner occupied	1,903	40	3,753	80
Non-owner occupied	3,220	205	2,401	231
	5,123	245	6,154	311
Consumer real estate
Home equity lines	353	-	475	-
Secured by 1-4 family residential
First deed of trust	1,345	15	3,431	46
Second deed of trust	1,893	12	604	23
	3,591	27	4,510	69
Commercial and industrial loans
(except those secured by real estate)	220	12	455	20
Consumer and other	2	1	2	1
	9,593	292	11,599	414

With an allowance recorded
Construction and land development
Commercial	-	-	116	-

Commercial real estate
Owner occupied	735	11	1,591	22
	735	11	1,591	22
Consumer real estate
Home equity line	741	-	101	-
Secured by 1-4 family residential
First deed of trust	224	8	660	15
Second deed of trust	149	4	125	4
	1,114	12	886	19
Commercial and industrial loans
(except those secured by real estate)	283	-	665	-
Consumer and other	462	-	10	-
	2,594	23	3,268	41

Total
Construction and land development
Commercial	657	7	594	13
	657	7	594	13
Commercial real estate
Owner occupied	2,638	51	5,344	102
Non-owner occupied	3,220	205	2,401	231
	5,858	256	7,745	333
Consumer real estate
Home equity lines	1,094	-	576	-
Secured by 1-4 family residential,
First deed of trust	1,569	23	4,091	61
Second deed of trust	2,042	16	729	27
	4,705	39	5,396	88
Commercial and industrial loans
(except those secured by real estate)	503	12	1,120	20
Consumer and other	464	1	12	1
	$12,187	$315	$14,867	$455

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

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
June 30, 2019
Commercial real estate
Owner occupied	$3,982	$3,982	$-	$21
Non-owner occupied	2,536	2,029	507	-
	6,518	6,011	507	21
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	2,214	1,726	488	18
Second deeds of trust	771	707	64	2
	2,985	2,433	552	20
Commercial and industrial loans
(except those secured by real estate)	303	270	33	-
	$9,806	$8,714	$1,092	$41

Number of loans	42	34	8	6

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2018
Construction and land development
Commercial	$-	$-	$-	$-
	-	-	-	-
Commercial real estate
Owner occupied	4,064	4,064	-	25
Non-owner occupied	2,072	2,072	-	-
	6,136	6,136	-	25
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	2,284	1,525	759	20
Second deeds of trust	794	729	65	4
	3,078	2,254	824	24
Commercial and industrial loans
(except those secured by real estate)	317	282	35	-
	$9,531	$8,672	$859	$49

Number of loans	42	33	9	6

The following table provides information about TDRs identified during the indicated periods (dollars in thousands).

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Secured by 1-4 family residential
First deed of trust	-	$-	$-	1	$73	$73
	-	$-	$-	1	$73	$73

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Commercial real estate
Non-owner occupied	1	$507	$507	-	$-	$-

Secured by 1-4 family residential
First deed of trust	-	-		1	73	73
	1	$507	$507	1	$73	$73

There were no defaults on TDRs that were modified as TDRs during the prior twelve month period.

Activity in the allowance for loan losses is as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2019
Construction and land development
Residential	$46	$(21)	$-	$6	$31
Commercial	173	(15)	-	1	159
	219	(36)	-	7	190
Commercial real estate
Owner occupied	710	(51)	-	-	659
Non-owner occupied	692	55	-	-	747
Multifamily	88	(3)	-	-	85
Farmland	2	-	-	-	2
	1,492	1	-	-	1,493
Consumer real estate
Home equity lines	240	(13)	-	6	233
Secured by 1-4 family residential
First deed of trust	395	(31)	-	3	367
Second deed of trust	57	(3)	-	6	60
	692	(47)	-	15	660
Commercial and industrial loans
(except those secured by real estate)	352	11	-	22	385
Student loans	121	8	(20)	-	109
Consumer and other	30	8	(5)	1	34
Unallocated	121	55	-	-	176

	$3,027	$-	$(25)	$45	$3,047

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2018
Construction and land development
Residential	$26	$9	$-	$1	$36
Commercial	189	5	-	2	196
	215	14	-	3	232
Commercial real estate
Owner occupied	662	57	-	-	719
Non-owner occupied	537	30	-	-	567
Multifamily	60	12	-	-	72
Farmland	2	-	-	-	2
	1,261	99	-	-	1,360
Consumer real estate
Home equity lines	277	(41)	-	1	237
Secured by 1-4 family residential
First deed of trust	527	(59)	(7)	15	476
Second deed of trust	54	(25)	-	27	56
	858	(125)	(7)	43	769
Commercial and industrial loans
(except those secured by real estate)	604	(54)	(314)	168	404
Student loans	107	12	(28)	-	91
Consumer and other	27	3	-	-	30
Unallocated	271	51	-	-	322

	$3,343	$-	$(349)	$214	$3,208

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Six Months Ended June 30, 2019
Construction and land development
Residential	$42	$(18)	$-	$7	$31
Commercial	220	(63)	-	2	159
	262	(81)	-	9	190
Commercial real estate
Owner occupied	673	(14)	-	-	659
Non-owner occupied	673	74	-	-	747
Multifamily	87	(2)	-	-	85
Farmland	2	-	-	-	2
	1,435	58	-	-	1,493
Consumer real estate
Home equity lines	244	(23)	-	12	233
Secured by 1-4 family residential
First deed of trust	385	(23)	-	5	367
Second deed of trust	51	(1)	-	10	60
	680	(47)	-	27	660
Commercial and industrial loans
(except those secured by real estate)	308	59	(15)	33	385
Student loans	121	41	(53)	-	109
Consumer and other	34	5	(7)	2	34
Unallocated	211	(35)	-	-	176

	$3,051	$-	$(75)	$71	$3,047

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Six Months Ended June 30, 2018
Construction and land development
Residential	$32	$3	$-	$1	$36
Commercial	165	28	-	3	196
	197	31	-	4	232
Commercial real estate
Owner occupied	624	95	-	-	719
Non-owner occupied	500	(151)	-	218	567
Multifamily	60	12	-	-	72
Farmland	3	(1)	-	-	2
	1,187	(45)	-	218	1,360
Consumer real estate
Home equity lines	268	(32)	-	1	237
Secured by 1-4 family residential
First deed of trust	502	(2)	(41)	17	476
Second deed of trust	47	22	(45)	32	56
	817	(12)	(86)	50	769
Commercial and industrial loans
(except those secured by real estate)	556	(10)	(314)	172	404
Student loans	108	43	(60)	-	91
Consumer and other	27	18	(21)	6	30
Unallocated	347	(25)	-	-	322

	$3,239	$-	$(481)	$450	$3,208

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2018
Construction and land development
Residential	$32	$9	$-	$1	$42
Commercial	165	49	-	6	220
	197	58	-	7	262
Commercial real estate
Owner occupied	624	49	-	-	673
Non-owner occupied	500	(45)	-	218	673
Multifamily	60	27	-	-	87
Farmland	3	(1)	-	-	2
	1,187	30	-	218	1,435
Consumer real estate
Home equity lines	268	39	(64)	1	244
Secured by 1-4 family residential
First deed of trust	502	(97)	(41)	21	385
Second deed of trust	47	6	(45)	43	51
	817	(52)	(150)	65	680
Commercial and industrial loans
(except those secured by real estate)	556	(50)	(375)	177	308
Student loans	108	118	(105)	-	121
Consumer and other	27	32	(34)	9	34
Unallocated	347	(136)	-	-	211

	$3,239	$-	$(664)	$476	$3,051

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in calculation of the allowance. The allowance for loan losses included an unallocated portion of approximately $176,000, $211,000, and $322,000 at June 30, 2019, December 31, 2018, and June 30, 2018, respectively.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance				Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

As of June 30, 2019
Construction and land development
Residential	$31	$-	$31	$5,176	$-	$5,176
Commercial	159	-	159	27,953	313	27,640
	190	-	190	33,129	313	32,816
Commercial real estate
Owner occupied	659	21	638	95,227	4,511	90,716
Non-owner occupied	747	-	747	105,099	2,536	102,563
Multifamily	85	-	85	13,291	-	13,291
Farmland	2	-	2	172	-	172
	1,493	21	1,472	213,789	7,047	206,742
Consumer real estate
Home equity lines	233	-	233	20,000	420	19,580
Secured by 1-4 family residential
First deed of trust	367	18	349	59,608	2,409	57,199
Second deed of trust	60	2	58	10,513	771	9,742
	660	20	640	90,121	3,600	86,521
Commercial and industrial loans
(except those secured by real estate)	385	-	385	44,450	1,285	43,165
Student loans	109	-	109	36,126	-	36,126
Consumer and other	210	7	203	2,221	7	2,214

	$3,047	$48	$2,999	$419,836	$12,252	$407,584

Year Ended December 31, 2018
Construction and land development
Residential	$42	$-	$42	$7,704	$747	$6,957
Commercial	220	8	212	33,904	466	33,438
	262	8	254	41,608	1,213	40,395
Commercial real estate
Owner occupied	673	25	648	98,153	5,162	92,991
Non-owner occupied	673	-	673	95,034	2,588	92,446
Multifamily	87	-	87	13,597	-	13,597
Farmland	2	-	2	185	-	185
	1,435	25	1,410	206,969	7,750	199,219
Consumer real estate
Home equity lines	244	-	244	20,675	684	19,991
Secured by 1-4 family residential
First deed of trust	385	20	365	57,410	3,257	54,153
Second deed of trust	51	4	47	9,556	882	8,674
	680	24	656	87,641	4,823	82,818
Commercial and industrial loans
(except those secured by real estate)	308	8	300	36,639	536	36,103
Student loans	121	-	121	39,315	-	39,315
Consumer and other	245	9	236	2,258	9	2,249

	$3,051	$74	$2,977	$414,430	$14,331	$400,099

Note 6 – Deposits

Deposits as of June 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amount	%	Amount	%

Demand accounts	$132,965	29.8%	$119,317	27.2%
Interest checking accounts	49,019	11.0%	49,188	11.2%
Money market accounts	90,278	20.2%	86,295	19.7%
Savings accounts	26,379	5.9%	28,694	6.5%
Time deposits of $250,000 and over	25,054	5.6%	24,160	5.5%
Other time deposits	122,531	27.5%	131,393	29.9%

Total	$446,226	100.0%	$439,047	100.0%

Note 7 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $1,779,000 in FHLB stock at June 30, 2019 and $1,320,000 at December 31, 2018, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of commercial and 1-4 family residential loans. The Company had FHLB advances of $31,000,000 at June 30, 2019 and $21,000,000 at December 31, 2018 maturing through 2023.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no borrowings against the lines at June 30, 2019 and December 31, 2018.

Note 8 – Leases

The following tables present information about the Company’s leases (dollars in thousands):

June 30, 2019
Lease liabilities	$1,218
Right-of-use assets	$1,211
Weighted average remaining lease term	4.79 years
Weighted average discount rate	2.98%

For the Six Months Ended
June 30, 2019
Lease cost
Operating lease cost	$213
Total lease cost	$213

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

As of
June 30, 2019
Lease payments due
Six months ending December 31, 2019	$208
Twelve months ending December 31, 2020	416
Twelve months ending December 31, 2021	278
Twelve months ending December 31, 2022	120
Twelve months ending December 31, 2023	44
Twelve months ending December 31, 2024	48
Thereafter	203
Total undiscounted cash flows	$1,317
Discount	99
Lease liabilities	$1,218

Cash paid for amounts included in the measurement of lease liabilities during the six months ended June 30, 2019 was $207,000. The Company adopted ASC 842 effective January 1, 2019. Prior to January 1, 2019, the Company measured lease expense in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 840. During the six months ended June 30, 2018, the Company recognized lease expense of $213,000.

Note 9 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at June 30, 2019 was 4.55%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at June 30, 2019 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at June 30, 2019 was 3.80%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at June 30, 2019 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 10 – Subordinated Debt

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrue interest at a fixed rate of 6.50% for the first five years until March 31, 2023; thereafter, the subordinated notes will accrue interest at an annual floating rate equal to three-month LIBOR plus a spread of 3.73% until maturity or early redemption. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. The carrying value of the notes totaled $5,579,000 and $5,563,000 at June 30, 2019 and December 31, 2018, respectively.

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

	Six Months Ended June 30,
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

During the first quarter of 2018, we granted certain officers 1,590 restricted shares of common stock with a weighted average fair market value of $32.42 on the date of grant. These restricted stock awards were scheduled to vest over three years.

Prior to vesting, these shares were subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock was 20,197 at June 30, 2018. There were no non-vested restricted stocks awards outstanding as of June 30, 2019.

The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period. Unamortized stock-based compensation related to non-vested share based compensation arrangements granted under the stock incentive plan as of June 30, 2018 was $268,946.

A summary of changes in the Company’s non-vested restricted stock awards for the six months ended June 30, 2019 follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair-Value	Value

December 31, 2018	23,556	$32.46	$776,170
Granted	-	-	-
Vested	(18,674)	29.91	(615,308)
Forfeited	(8,074)	27.84	(266,038)
Other	3,192	33.75	105,176

June 30, 2019	-	-	$-

During the second quarter of 2019, the Company’s largest shareholder’s ownership exceeded 50% of the Company’s outstanding common stock, which triggered change in control provisions included in the Company’s stock incentive plans. The award agreements provided for the acceleration of the vesting of restricted stock awards and units in the event of a change in control, with the restricted stock units vesting at the maximum potential value of the awards. The vesting of the restricted stock units was dependent upon the Company meeting certain performance criteria over the vesting period, and the units included in the non-vested balance as of December 31, 2018 assumed the probable outcome of performance conditions was equal to the targeted potential value of the awards. The 3,192 shares included in the above table as other represent the incremental increase in shares that vested based on the restricted stock units vesting at the maximum potential value as opposed to the targeted potential value of the award.

Stock-based compensation expense was approximately $374,000 and $117,000 for the six months ended June 30, 2019 and 2018, respectively.

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

Loans held for sale: Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded within mortgage banking income, net on the Consolidated Statements of Income.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (dollars in thousands):

	Fair Value Measurement
	at June 30, 2019 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$15,168	$-	$15,168	$-
Mortgage-backed securities	23,683	-	23,683	-
Subordinated debt	4,564	-	4,064	500

Financial Assets - Non-Recurring
Impaired loans	1,750	-	-	1,750
Assets held for sale	536	-	-	536
Other real estate owned	526	-	-	526

	Fair Value Measurement
	at December 31, 2018 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$13,851	$-	$13,851	$-
Mortgage-backed securities	26,450	-	26,450	-
Subordinated debt	3,952	-	3,452	500

Financial Assets - Non-Recurring
Impaired loans	1,868	-	-	1,868
Assets held for sale	554	-	-	554
Other real estate owned	526	-	-	526

The following table presents qualitative information about Level 3 fair value measurements for financial instruments measured at fair value at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)

Impaired loans - real estate secured	$1,750	Appraisal or Internal Valuation (1)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)

Assets held for sale	$536	Appraisal or Internal Valuation (1)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

Other real estate owned	$526	Appraisal or Internal Valuation (1)	Selling costs	6%-10% (7%)

(1) Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances

	December 31, 2018
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)

Impaired loans - real estate secured	$1,868	Appraisal or Internal Valuation (1)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)

Assets held for sale	$554	Appraisal or Internal Valuation (1)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

Other real estate owned	$526	Appraisal or Internal Valuation (1)	Selling costs	6%-10% (7%)

(1) Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances

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

		June 30,		December 31,
		2019		2018
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$15,583	$15,583	$12,717	$12,717
Cash equivalents	Level 2	13,169	13,169	6,826	6,826
Investment securities available for sale	Level 2	42,915	42,915	43,753	43,753
Investment securities available for sale	Level 3	500	500	500	500
Federal Home Loan Bank stock	Level 2	1,779	1,779	1,320	1,320
Loans held for sale	Level 2	13,060	13,060	6,128	6,128
Loans	Level 3	418,086	415,699	412,562	409,939
Impaired loans	Level 3	1,750	1,750	1,868	1,868
Assets held for sale	Level 3	536	536	554	554
Other real estate owned	Level 3	526	526	526	526
Bank owned life insurance	Level 3	7,521	7,521	7,441	7,441
Accrued interest receivable	Level 2	2,722	2,722	2,662	2,662

Financial liabilities
Deposits	Level 2	446,226	446,649	439,047	439,125
FHLB borrowings	Level 2	31,000	31,335	21,000	21,093
Trust preferred securities	Level 2	8,764	9,702	8,764	8,852
Other borrowings	Level 2	5,579	5,579	5,563	5,563
Accrued interest payable	Level 2	231	231	221	221

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

The following table presents segment information as of and for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended June 30, 2019

Revenues
Interest income	$5,771	$124	$(24)	$5,871
Gain on sale of loans	-	1,477	-	1,477
Other revenues	796	200	(53)	943
Total revenues	6,567	1,801	(77)	8,291

Expenses
Interest expense	1,319	24	(24)	1,319
Salaries and benefits	2,848	853	-	3,701
Commissions	-	472		472
Other expenses	1,757	278	(53)	1,982
Total operating expenses	5,924	1,627	(77)	7,474

Income before income taxes	643	174	-	817
Income tax espense	143	37	-	180
Net income	$500	$137	$-	$637

Total assets	$537,356	$10,911	$(11,733)	$536,534

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended June 30, 2018

Revenues
Interest income	$5,079	$73	$-	$5,152
Gain on sale of loans	-	1,422	-	1,422
Other revenues	588	188	(51)	725
Total revenues	5,667	1,683	(51)	7,299

Expenses
Interest expense	924	-	-	924
Salaries and benefits	2,140	832	-	2,972
Commissions	-	480		480
Other expenses	1,903	277	(51)	2,129
Total operating expenses	4,967	1,589	(51)	6,505

Income before income taxes	700	94	-	794
Income tax espense	133	20	-	153
Net income	$567	$74	$-	$641

Total assets	$508,158	$9,628	$(11,434)	$506,352

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Six Months Ended June 30, 2019

Revenues
Interest income	$11,417	$187	$(24)	$11,580
Gain on sale of loans	-	2,405	-	2,405
Other revenues	1,571	312	(110)	1,773
Total revenues	12,988	2,904	(134)	15,758

Expenses
Interest expense	2,562	24	(24)	2,562
Salaries and benefits	5,048	1,589	-	6,637
Commissions	-	712	-	712
Other expenses	3,640	515	(110)	4,045
Total operating expenses	11,250	2,840	(134)	13,956

Income before income taxes	1,738	64	-	1,802
Income tax espense	343	13	-	356
Net income	$1,395	$51	$-	$1,446

Total assets	$537,356	$10,911	$(11,733)	$536,534

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Six Months Ended June 30, 2018

Revenues
Interest income	$9,809	$120	$-	$9,929
Gain on sale of loans	-	2,451	-	2,451
Other revenues	1,146	305	(100)	1,351
Total revenues	10,955	2,876	(100)	13,731

Expenses
Interest expense	1,690	-	-	1,690
Salaries and benefits	4,264	1,651	-	5,915
Commissions	-	802	-	802
Other expenses	3,601	545	(100)	4,046
Total operating expenses	9,555	2,998	(100)	12,453

Income before income taxes	1,400	(122)	-	1,278
Income tax espense (benefit)	251	(26)	-	225
Net income (loss)	$1,149	$(96)	$-	$1,053

Total assets	$508,158	$9,628	$(11,434)	$506,352

Note 14 – Shareholders’ Equity and Regulatory Matters

Preferred Stock

On May 1, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms with the Treasury, pursuant to which the Company sold (i) 14,738 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $4.00 per share, having a liquidation preference of $1,000 per share (the “preferred stock”) and (ii) a warrant (the “Warrant”) to purchase 499,029 shares of the Company’s common stock at an initial exercise price of $4.43 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $14,738,000 in cash. As a result of the Company’s 1 for 16 reverse stock split completed in August 2014, the number of shares underlying the Warrant and the exercise price per share were adjusted to 31,190 and $70.88, respectively. The Warrant was immediately exercisable and expired ten years from the issuance date. The Warrant expired during the period ended June 30, 2019.

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

During the second quarter of 2019, the Company received approval from state and federal regulators allowing the Bank to pay a special dividend to the Company for the purpose of servicing the trust preferred securities and subordinated debt.

Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes of $6,000 and $199,000 as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018

Net unrealized losses on securities	$26	$(696)
Net unrecognized losses on defined benefit plan	(49)	(53)
Total other comprehensive loss	$(23)	$(749)

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

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement (the “SBHC Policy Statement”). On August 28, 2018, the Federal Reserve issued an interim final rule required by the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, which was signed into law on May 24, 2018 (the “EGRRCPA”), that expands the applicability of the SBHC Policy Statement to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies, such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules. The SBHC Policy Statement does not apply to the Bank and the Bank must comply with the Basel III Capital Rules. As of June 30, 2019, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950. To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. As of June 30, 2019, the Bank exceeded the minimum ratios to be classified as well capitalized.

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

The capital amounts and ratios at June 30, 2019 and December 31, 2018 for the Bank are presented in the table below (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2019
Total capital (to risk- weighted assets) Village Bank	$51,555	12.44%	$33,163	8.00%	$41,454	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	48,508	11.70%	24,872	6.00%	33,163	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	48,508	9.36%	20,737	4.00%	25,921	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	48,508	11.70%	18,654	4.50%	26,945	6.50%

December 31, 2018
Total capital (to risk- weighted assets) Village Bank	$49,926	12.46%	$32,051	8.00%	$40,064	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	46,875	11.70%	24,038	6.00%	32,051	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	46,875	9.15%	20,502	4.00%	25,628	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	46,875	11.70%	18,029	4.50%	26,042	6.50%

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

At June 30, 2019 and December 31, 2018, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	June 30,	December 31,
	2019	2018

Undisbursed credit lines	$70,050	$66,057
Commitments to extend or originate credit	28,893	12,738
Standby letters of credit	3,901	3,999

Total commitments to extend credit	$102,844	$82,794

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

Note 16 – Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Based on FASB’s July 17, 2019 meeting, an exposure draft is expected that, once finalized, could change implementation dates for many companies. While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems. This guidance may result in material changes in the Company's accounting for credit losses on financial instruments.

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

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at June 30, 2019 and December 31, 2018 and the results of operations for the Company for the three and six months ended June 30, 2019 and 2018. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended June 30, 2019, the Company had net income and net income available to common shareholders of $637,000, or $0.44 per fully diluted share, compared to net income of $641,000 or $0.45 per fully diluted share, for the same period in 2018. For the six months ended June 30, 2019, the Company had net income of $1,446,000 or $1.01 per fully diluted share compared to net income of $1,053,000 and net income available to common shareholders of $940,000 or $0.66 per fully diluted share for the same period in 2018.

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

	For the Three Months Ended June 30,
	2019	2018	Change
	(dollars in thousands)

Average interest-earning assets	$483,163	$451,057	$32,106
Interest income	$5,871	$5,152	$719
Yield on interest-earning assets	4.87%	4.58%	0.29%
Average interest-bearing liabilities	$356,396	$341,022	$15,374
Interest expense	$1,319	$924	$395
Cost of interest-bearing liabilities	1.48%	1.09%	0.39%
Net interest income	$4,552	$4,228	$324
Net interest margin	3.78%	3.76%	0.02%

The increase in net interest income of $324,000 in the second quarter of 2019 was a result of positive movements in interest income. Interest income increased by $719,000 with interest income on loans held for investment increasing by $632,000 and interest income on investment securities increasing by $12,000.

The increase in interest income on loans held for investment was attributable to an increase in average loans outstanding of $27,289,000 and an increase in the yield of 28 basis points. Interest expense increased by $395,000 because of an increase in average interest bearing liabilities of $15,374,000 and an increase in the cost of interest bearing liabilities of 39 basis points.

	For the Six Months Ended June 30,
	2019	2018	Change
	(dollars in thousands)

Average interest-earning assets	$477,885	$442,924	$34,961
Interest income	$11,580	$9,929	$1,651
Yield on interest-earning assets	4.89%	4.52%	0.37%
Average interest-bearing liabilities	$355,388	$335,039	$20,349
Interest expense	$2,562	$1,690	$872
Cost of interest-bearing liabilities	1.45%	1.02%	0.43%
Net interest income	$9,018	$8,239	$779
Net interest margin	3.81%	3.75%	0.06%

The increase in net interest income of $779,000 for the six months ended June 30, 2019 was a result of positive movements in interest income. Interest income increased $1,651,000 with interest income on loans held for investment increasing by $1,493,000 and interest income on investments increasing by $42,000. The increase in interest income on loans held for investment was attributable to an increase in average loans outstanding of $33,806,000 and an increase in the yield of 33 basis points. The increase in interest income on securities was due to an increase in the yield of 43 basis points despite a decrease in average investment securities of $4,588,000. Interest expense increased by $872,000 as a result of an increase in average interest bearing liabilities of $20,349,000 and an increase in the cost of interest bearing liabilities of 43 basis points.

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

Average Balance Sheets, Income and Expense, Yields and Rates

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$420,346	$5,432	5.18%	$393,057	$4,800	4.90%
Loans held for sale	11,576	124	4.30%	6,056	73	4.83%
Investment securities	43,499	271	2.50%	47,777	259	2.17%
Federal funds and other	7,742	44	2.28%	4,167	20	1.93%
Total interest earning assets	483,163	5,871	4.87%	451,057	5,152	4.58%

Allowance for loan losses and deferred fees	(3,052)			(3,425)
Cash and due from banks	8,456			10,623
Premises and equipment, net	13,570			12,873
Other assets	19,955			20,660
Total assets	$522,092			$491,788

Interest bearing deposits
Interest checking	$48,606	$21	0.17%	$48,767	$22	0.18%
Money market	90,058	154	0.69%	81,736	86	0.42%
Savings	23,474	10	0.17%	24,545	11	0.18%
Certificates	151,152	724	1.92%	154,553	540	1.40%
Total	313,290	909	1.16%	309,601	659	0.85%
Borrowings	43,106	410	3.82%	31,421	265	3.38%
Total interest bearing liabilities	356,396	1,319	1.48%	341,022	924	1.09%
Noninterest bearing deposits	121,901			113,340
Other liabilities	4,584			2,848
Total liabilities	482,881			457,210
Equity capital	39,211			34,578
Total liabilities and capital	$522,092			$491,788

Net interest income before provision for loan losses		$4,552			$4,228

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.39%			3.49%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.78%			3.76%

Average Balance Sheets, Income and Expense, Yields and Rates

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$417,949	$10,734	5.18%	$384,143	$9,241	4.85%
Loans held for sale	8,458	187	4.46%	5,160	120	4.69%
Investment securities	43,824	564	2.60%	48,412	522	2.17%
Federal funds and other	7,654	95	2.50%	5,209	46	1.78%
Total interest earning assets	477,885	11,580	4.89%	442,924	9,929	4.52%

Allowance for loan losses and deferred fees	(3,050)			(3,320)
Cash and due from banks	8,698			10,718
Premises and equipment, net	13,679			12,929
Other assets	20,017			20,912
Total assets	$517,229			$484,163

Interest bearing deposits
Interest checking	$48,072	$41	0.17%	$48,096	$43	0.18%
Money market	89,559	292	0.66%	82,612	169	0.41%
Savings	23,822	20	0.17%	24,124	21	0.18%
Certificates	154,407	1,438	1.88%	153,567	1,057	1.39%
Total	315,860	1,791	1.14%	308,399	1,290	0.84%
Borrowings	39,528	771	3.93%	26,640	400	3.03%
Total interest bearing liabilities	355,388	2,562	1.45%	335,039	1,690	1.02%
Noninterest bearing deposits	118,714			109,231
Other liabilities	4,643			2,933
Total liabilities	478,745			447,203
Equity capital	38,484			36,960
Total liabilities and capital	$517,229			$484,163

Net interest income before provision for loan losses		$9,018			$8,239

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.44%			3.50%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.81%			3.75%

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

The Company did not record a provision for loan losses for the three and six months ended June 30, 2019 and 2018 because of minimal net charge-offs, no significant changes in qualitative factors, and stable asset quality.

For more financial data and other information about the Allowance for loan losses refer to section, “Balance Sheet Analysis “ under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, mortgage banking income, net, and gains and losses on securities available for sale. The most significant noninterest income item has been mortgage banking income, net, representing 61% and 67% for the three month periods ended June 30, 2019 and 2018, respectively, and 57% and 65% for the six month periods ended June 30, 2019 and 2018, respectively.

	For the Three Months Ended
	June 30,		Change
	2019	2018	$	%
	(dollars in thousands)

Service charges and fees	$541	$482	$59	12.2%
Mortgage banking income, net	1,196	1,120	76	6.8%
Other	211	65	146	224.6%
Total noninterest income	$1,948	$1,667	$281	16.9%

•	The increase in other income is because the Company executed a sale of a Small Business Administration loan guaranteed strip producing a gain on sale of $136,000.

	For the Six Months Ended
	June 30,		Change
	2019	2018	$	%
	(dollars in thousands)

Service charges and fees	$999	$939	$60	6.4%
Mortgage banking income, net	1,982	1,937	45	2.3%
Gain on sale of investment securities	101	-	101	100.0%
Other	384	124	260	209.7%
Total noninterest income	$3,466	$3,000	$466	15.5%

•	The Company sold approximately $6.5 million in securities resulting in a gain of $101,000 during the six months ended June 30, 2019.
•	The increase in other income is because the Company executed sales of Small Business Administration loan guaranteed strips producing a cumulative gain on sale of $228,000.

Noninterest expense

	For the Three Months Ended
	June 30,		Change
	2019	2018	$	%
	(dollars in thousands)

Salaries and benefits	$3,701	$2,972	$729	24.5%
Occupancy	323	345	(22)	(6.4)%
Equipment	210	214	(4)	(1.9)%
Supplies	42	47	(5)	(10.6)%
Professional and outside services	754	802	(48)	(6.0)%
Advertising and marketing	64	67	(3)	(4.5)%
Foreclosed assets, net	5	(5)	10	(200.0)%
FDIC insurance premium	68	79	(11)	(13.9)%
Other operating expense	516	580	(64)	(11.0)%
Total noninterest income	$5,683	$5,101	$582	11.4%

•	The increase in salaries and benefits is a result of the recognition of $814,000 of additional compensation expense as a result of the triggering of change in control provisions included in the Company’s supplemental executive retirement plan and stock incentive plans, during the three months ended June 30, 2019 as discussed in Note 11 “Stock incentive plan” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

	For the Six Months Ended
	June 30,		Change
	2019	2018	$	%
	(dollars in thousands)

Salaries and benefits	$6,637	$5,915	$722	12.2%
Occupancy	672	675	(3)	(0.4)%
Equipment	436	430	6	1.4%
Supplies	83	104	(21)	(20.2)%
Professional and outside services	1,563	1,521	42	2.8%
Advertising and marketing	122	147	(25)	(17.0)%
Foreclosed assets, net	7	(74)	81	(109.5)%
FDIC insurance premium	158	156	2	1.3%
Other operating expense	1,004	1,087	(83)	(7.6)%
Total noninterest income	$10,682	$9,961	$721	7.2%

•	The increase in salaries and benefits is a result of the recognition of $814,000 of additional compensation expense as a result of the triggering of change in control provisions included in the Company’s supplemental executive retirement plan and stock incentive plans, during the six months ended June 30, 2019 as discussed in Note 11 “Stock incentive plan” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.
•	The change in expense related to foreclosed real estate was due to the recognition of a gain on sale of $83,000 during the six months ended June 30, 2018. There were no sales of other real estate owned during the six months ended June 30, 2019.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent difference and available tax credits. Income tax expense for the three and six months ended June 30, 2019 was $180,000 and $356,000, respectively, resulting in an effective tax rate of 22.0% and 19.8%, respectively, compared to $153,000 and $225,000, or 19.3% and 17.6%, for the same periods in 2018. The higher effective tax rate in the three and six months ended June 30, 2019 is primarily because of an increase in pre-tax income during those periods.

Balance Sheet Analysis

Investment securities

At June 30, 2019 and December 31, 2018, all of our investment securities were classified as available for sale.

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

Loans classified by type as of June 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
Construction and land development
Residential	$5,176	1.23%	$7,704	1.86%
Commercial	27,953	6.66%	33,904	8.18%
	33,129	7.89%	41,608	10.04%
Commercial real estate
Owner occupied	95,227	22.68%	98,153	23.68%
Non-owner occupied	105,099	25.03%	95,034	22.93%
Multifamily	13,291	3.17%	13,597	3.28%
Farmland	172	0.04%	185	0.04%
	213,789	50.92%	206,969	49.93%
Consumer real estate
Home equity lines	20,000	4.76%	20,675	4.99%
Secured by 1-4 family residential,
First deed of trust	59,608	14.20%	57,410	13.85%
Second deed of trust	10,513	2.50%	9,556	2.31%
	90,121	21.46%	87,641	21.15%
Commercial and industrial loans
(except those secured by real estate)	44,450	10.59%	36,639	8.84%
Guaranteed student loans	36,126	8.61%	39,315	9.49%
Consumer and other	2,221	0.53%	2,258	0.55%

Total loans	419,836	100.0%	414,430	100.0%
Deferred fees and costs, net	750		713
Less: allowance for loan losses	(3,047)		(3,051)

	$417,539		$412,092

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

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	June 30,	December 31,	June 30,
	2019	2018	2018

Nonaccrual loans	$1,746	$2,259	$1,927
Foreclosed properties	526	526	732
Total nonperforming assets	$2,272	$2,785	$2,659

Restructured loans (not included in nonaccrual loans above)	$8,714	$8,672	$9,796

Loans past due 90 days and still accruing (1)	$4,259	$5,573	$6,577

Nonperforming assets to loans (2)	0.54%	0.67%	0.66%

Nonperforming assets to total assets	0.42%	0.54%	0.53%

Allowance for loan losses to nonaccrual loans	174.50%	135.04%	166.40%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

The following table presents an analysis of the changes in nonperforming assets for the six months ended June 30, 2019 (in thousands):

	Nonaccrual	Foreclosed
	Loans	Properties	Total

Balance December 31, 2018	$2,259	$526	$2,785
Additions	306	-	306
Loans placed back on accrual	(618)	-	(618)
Transfers to OREO	-	-	-
Repayments	(139)	-	(139)
Charge-offs	(62)	-	(62)
Sales	-	-	-
	-	-	-
Balance June 30, 2019	$1,746	$526	$2,272

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

Of the total nonaccrual loans of $1,746,000 at June 30, 2019 that were considered impaired, one loan totaling $7,000 had specific allowances for loan losses totaling $7,000. This compares to $2,259,000 in nonaccrual loans at December 31, 2018 of which three loans totaling $17,000 had specific allowances for loan losses of $17,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $120,000 and $185,000 for the six months ended June 30, 2019 and 2018, respectively.

Deposits

Deposits as of June 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amount	%	Amount	%

Demand accounts	132,965	29.8%	$119,317	27.2%
Interest checking accounts	49,019	11.0%	49,188	11.2%
Money market accounts	90,278	20.2%	86,295	19.7%
Savings accounts	26,379	5.9%	28,694	6.5%
Time deposits of $250,000 and over	25,054	5.6%	24,160	5.5%
Other time deposits	122,531	27.5%	131,393	29.9%

Total	$446,226	100.0%	$439,047	100.0%

Total deposits increased by $7,179,000, or 1.6%, from $439,047,000 at December 31, 2018 to $446,226,000 at June 30, 2019, as compared to an increase of $21,359,000, or 5.2%, during the first six months of 2018. Checking and savings accounts increased by $11,164,000, money market accounts increased by $3,983,000 and time deposits decreased by $7,968,000 during the first six months of 2019. The cost of our interest-bearing deposits increased to 1.14% for the first six months of 2019 compared to 0.84% for the first six months of 2018.

The variety of deposit accounts that we offer has allowed us to be competitive in obtaining funds and has allowed us to respond with flexibility to, although not to eliminate, the threat of disintermediation (the flow of funds away from depository institutions such as banking institutions into direct investment vehicles such as government and corporate securities). Our ability to attract and retain deposits, and our cost of funds, has been, and is expected to continue to be, significantly affected by market conditions.

Borrowings

We utilize borrowings to supplement deposits to address funding or liability duration needs. For more financial data and other information about borrowings refer to Note 7 “Borrowings” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Capital resources

Shareholders’ equity at June 30, 2019 was $39,679,000 compared to $37,133,000 at December 31, 2018. The $2.5 million increase in shareholders’ equity during the six months ended June 30, 2019 is primarily due to net income of $1,446,000.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2019	2018

Tier 1 capital
Total bank equity capital	$50,191	$48,272
Net unrealized (gain) loss on available-for-sale securities	(26)	696
Defined benefit postretirement plan	49	53
Dissallowed deferred tax asset	(1,706)	(2,146)
Total Tier 1 capital	48,508	46,875

Tier 2 capital
Allowance for loan losses	3,047	3,051
Total Tier 2 capital	3,047	3,051

Total risk-based capital	51,555	49,926

Risk-weighted assets	$414,540	$400,639

Average assets	$518,425	$512,558

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	9.36%	9.15%
Common equity tier 1 capital ratio (CET 1)	11.70%	11.70%
Tier 1 capital to risk-weighted assets	11.70%	11.70%
Total capital to risk-weighted assets	12.44%	12.46%
Equity to total assets	9.40%	9.42%

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

At June 30, 2019, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $72,167,000, or 13.5% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $8,130,000 of these securities are pledged against current and potential fundings.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were no borrowings against the lines at June 30, 2019 and December 31, 2018.

We are also a member of the Federal Home Loan Bank of Atlanta (“FHLB”), from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2019 was $11.1 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets. Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At June 30, 2019, we had commitments to originate $102,844,000 of loans. Fixed commitments to incur capital expenditures were less than $100,000 at June 30, 2019. Certificates of deposit scheduled to mature in the 12-month period ending June 30, 2020 totaled $74,845,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2019. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A – RISK FACTORS

As disclosed in the Company’s Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 25, 2019, Kenneth R. Lehman, the largest shareholder of the Company, filed a Form 4 with the SEC reporting the purchase of an aggregate of 1,785 shares of common stock of the Company in three transactions. As a result of these transactions, Mr. Lehman’s ownership increased to approximately 50.01%, of the Company’s outstanding common stock as of the date of the Form 4 filing, which represented a change in control of the Company as outlined in the Company’s employment and benefit agreements. The Company recognized $814,000 in additional compensation expense as a result of the triggering of the change in control provision. There have been no other material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date:	August 9, 2019	By:	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

Date:	August 9, 2019	By:	/s/ Donald M. Kaloski, Jr.
Donald M. Kaloski, Jr.
Executive Vice President and Chief Financial Officer

