Form 10-Q
period 2019-09-30
Village Bank & Trust Financial Corp.
filed 2019-11-12
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 0-50765

VILLAGE BANK AND TRUST FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Virginia	16-1694602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13319 Midlothian Turnpike, Midlothian, Virginia	23113
(Address of principal executive offices)	(Zip code)

804-897-3900

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $4.00 per share	VBFC	Nasdaq Capital Market

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

1,453,009 shares of common stock, $4.00 par value, outstanding as of October 28, 2019

Village Bank and Trust Financial Corp.

Form 10-Q

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Balance Sheets

September 30, 2019 (Unaudited) and December 31, 2018*

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$23,263	$12,717
Federal funds sold	23,195	6,826
Total cash and cash equivalents	46,458	19,543
Investment securities available for sale, at fair value	46,031	44,253
Restricted stock, at cost	1,695	1,661
Loans held for sale	14,503	6,128
Loans
Outstandings	422,747	414,430
Allowance for loan losses	(3,101)	(3,051)
Deferred fees and costs, net	754	713
Total loans, net	420,400	412,092
Other real estate owned, net of valuation allowance	526	526
Assets held for sale	536	554
Premises and equipment, net	12,097	12,455
Bank owned life insurance	7,567	7,441
Accrued interest receivable	2,630	2,662
Other assets	7,486	7,551

	$559,929	$514,866

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$147,969	$119,317
Interest bearing	329,470	319,730
Total deposits	477,439	439,047
Federal Home Loan Bank advances	21,000	21,000
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,587	5,563
Accrued interest payable	223	221
Other liabilities	5,400	3,138
Total liabilities	518,413	477,733

Shareholders' equity
Common stock, $4 par value - 10,000,000 shares authorized; 1,453,009 shares issued and outstanding at September 30, 2019 and 1,435,283 shares issued and outstanding at December 31, 2018	5,779	5,707
Additional paid-in capital	54,268	53,212
Accumulated deficit	(18,596)	(21,769)
Common stock warrant	-	732
Stock in directors rabbi trust	(856)	(883)
Directors deferred fees obligation	856	883
Accumulated other comprehensive income (loss)	65	(749)
Total shareholders' equity	41,516	37,133

	$559,929	$514,866

* Derived from audited consolidated financial statements

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Income

Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income
Loans	$5,594	$5,192	$16,515	$14,552
Investment securities	284	254	848	776
Federal funds sold	132	34	227	81
Total interest income	6,010	5,480	17,590	15,409

Interest expense
Deposits	1,041	715	2,831	2,005
Borrowed funds	357	332	1,129	732
Total interest expense	1,398	1,047	3,960	2,737

Net interest income	4,612	4,433	13,630	12,672
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	4,612	4,433	13,630	12,672

Noninterest income
Service charges and fees	557	485	1,556	1,424
Mortgage banking income, net	1,784	1,227	3,767	3,164
Gain on sale of investment securities	-	-	101	-
Other	125	83	508	207
Total noninterest income	2,466	1,795	5,932	4,795

Noninterest expense
Salaries and benefits	2,841	2,928	9,478	8,843
Occupancy	338	316	1,010	991
Equipment	208	228	644	658
Supplies	73	44	156	147
Professional and outside services	735	649	2,298	2,170
Advertising and marketing	82	77	204	224
Foreclosed assets, net	6	21	13	(53)
FDIC insurance premium	-	82	158	238
Other operating expense	605	475	1,609	1,563
Total noninterest expense	4,888	4,820	15,570	14,781

Income before income tax expense	2,190	1,408	3,992	2,686
Income tax expense	463	280	819	505

Net income	1,727	1,128	3,173	2,181

Preferred stock dividends and amortization of discount	-	-	-	(113)
Net income available to common shareholders	$1,727	$1,128	$3,173	$2,068

Earnings per common share, basic	$1.19	$0.79	$2.20	$1.44
Earnings per common share, diluted	$1.19	$0.79	$2.20	$1.44

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$1,727	$1,128	$3,173	$2,181
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	109	(157)	1,124	(883)
Tax effect	23	(33)	236	(185)
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	86	(124)	888	(698)

Reclassification adjustment
Reclassification adjustment for gains realized in income	-	-	(101)	-
Tax effect	-	-	(21)	-
Reclassification for gains included in net income, net of tax	-	-	(80)	-

Minimum pension adjustment	3	3	9	9
Tax effect	1	1	3	3
Minimum pension adjustment, net of tax	2	2	6	6

Total other comprehensive income (loss)	88	(122)	814	(692)

Total comprehensive income	$1,815	$1,006	$3,987	$1,489

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Shareholders' Equity

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2019
							Directors	Accumulated
			Additional		Common	Stock in	Deferred	Other
	Preferred	Common	Paid-in	Accumulated	Stock	Directors	Fees	Comprehensive
	Stock	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Income	Total
Balance, June 30, 2019	$-	$5,779	$54,246	$(20,323)	$-	$(856)	$856	$(23)	$39,679

Stock based compensation	-	-	22	-	-	-	-	-	22
Net income	-	-	-	1,727	-	-	-	-	1,727
Other comprehensive income	-	-	-	-	-	-	-	88	88
Balance, September 30, 2019	-	5,779	54,268	(18,596)	-	(856)	856	65	41,516

	Nine Months Ended September 30, 2019
							Directors	Accumulated
			Additional		Common	Stock in	Deferred	Other
	Preferred	Common	Paid-in	Accumulated	Stock	Directors	Fees	Comprehensive
	Stock	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Income	Total
Balance, December 31, 2018	$-	$5,707	$53,212	$(21,769)	$732	$(883)	$883	$(749)	$37,133

Restricted stock redemption	-	-	-	-	-	27	(27)	-	-
Vesting of restricted stock	-	72	(72)	-	-	-	-	-	-
Stock based compensation	-	-	396	-	-	-	-	-	396
Expiration of common stock warrant	-	-	732	-	(732)	-	-	-	-
Net income	-	-	-	3,173	-	-	-	-	3,173
Other comprehensive income	-	-	-	-	-	-	-	814	814
Balance, September 30, 2019	-	5,779	54,268	(18,596)	-	(856)	856	65	41,516

	Three Months Ended September 30, 2018
							Directors	Accumulated
			Additional		Common	Stock in	Deferred	Other
	Preferred	Common	Paid-in	Accumulated	Stock	Directors	Fees	Comprehensive
	Stock	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Loss	Total
Balance, June 30, 2018	$-	$5,683	$53,154	$(23,753)	$732	$(998)	$998	$(1,022)	$34,794

Vesting of restricted stock	-	14	(14)	-	-	-	-	-	-
Stock based compensation	-	-	19	-	-	-	-	-	19
Net income	-	-	-	1,128	-	-	-	-	1,128
Other comprehensive loss	-	-	-	-	-	-	-	(122)	(122)
Balance, September 30, 2018	-	5,697	53,159	(22,625)	732	(998)	998	(1,144)	35,819

	Nine Months Ended September 30, 2018
							Directors	Accumulated
			Additional		Common	Stock in	Deferred	Other
	Preferred	Common	Paid-in	Accumulated	Stock	Directors	Fees	Comprehensive
	Stock	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Loss	Total
Balance, December 31, 2017	$20	$5,672	$58,055	$(24,693)	$732	$(1,010)	$1,010	$(452)	$39,334
Preferred stock redemption	(20)	-	(5,007)	-	-	-	-	-	(5,027)
Preferred stock dividend	-	-	-	(113)	-	-	-	-	(113)
Restricted stock redemption	-	-	-	-	-	12	(12)	-	-
Vesting of restricted stock	-	25	(25)	-	-	-	-	-	-
Stock based compensation	-	-	136	-	-	-	-	-	136
Net income	-	-	-	2,181	-	-	-	-	2,181
Other comprehensive loss	-	-	-	-	-	-	-	(692)	(692)
Balance, September 30, 2018	$-	$5,697	$53,159	$(22,625)	$732	$(998)	$998	$(1,144)	$35,819

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2019 and 2018

(Unaudited)

(in thousands)

	2019	2018
Cash Flows from Operating Activities
Net income	$3,173	$2,181
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	491	548
Amortization of debt issuance costs	24	16
Deferred income taxes	819	503
Gain on sale of investment securities	(101)	-
Gain on sales of loans held for sale	(4,605)	(4,131)
Gain on sale of other real estate owned	-	(69)
Stock compensation expense	396	136
Proceeds from sale of mortgage loans	149,905	135,035
Origination of mortgage loans for sale	(153,675)	(127,353)
Amortization of premiums and accretion of discounts on securities, net	137	85
Increase in bank owned life insurance	(126)	(128)
Net change in:
Interest receivable	32	(57)
Other assets	(945)	262
Interest payable	2	103
Other liabilities	2,262	(656)
Net cash (used in) provided by operating activities	(2,211)	6,475

Cash Flows from Investing Activities
Purchases of available for sale securities	(10,875)	-
Proceeds from the sale of available for sale securities	6,491	-
Proceeds from the sale of assets held for sale	-	-
Proceeds from maturities, calls and paydowns of available for sale securities	3,593	2,758
Net increase in loans	(8,308)	(47,019)
Proceeds from sale of other real estate owned	-	1,309
Purchases of premises and equipment, net	(133)	(190)
Purchase of restricted stock	(34)	-
Net cash used in investing activities	(9,266)	(43,142)

Cash Flows from Financing Activities
Redeemption of preferred stock	-	(5,027)
Payment of preferred dividends	-	(113)
Net increase in deposits	38,392	25,242
Net increase in Federal Home Loan Bank advances	-	10,200
Net decrease in other borrowings	-	(1,568)
Issuance of subordinated debt, net	-	5,539
Net cash provided by financing activities	38,392	34,273

Net increase (decrease) in cash and cash equivalents	26,915	(2,394)
Cash and cash equivalents, beginning of period	19,543	17,810

Cash and cash equivalents, end of period	$46,458	$15,416

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$3,958	$2,634
Supplemental Schedule of Non-Cash Activities
Unrealized gains (losses) on securities avalable for sale	$1,023	$(883)
Right of use assets obtained in exchange for new operating lease liabilities	$1,405	$-

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

Note 1 - Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary, Village Bank Mortgage Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 2019 is not necessarily indicative of the results to be expected for the full year ending December 31, 2019. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”).

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

Note 3 - Earnings per common share

The following table presents the basic and diluted earnings per common share computation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net income - basic and diluted	$1,727	$1,128	$3,173	$2,181
Preferred stock dividend	-	-	-	(113)
Net income available to common shareholders	$1,727	$1,128	$3,173	$2,068

Denominator
Weighted average shares outstanding - basic	1,451	1,434	1,442	1,433
Dilutive effect of common stock options	-	-	-	-

Weighted average shares outstanding - diluted	1,451	1,434	1,442	1,433

Earnings per share - basic	$1.19	$0.79	$2.20	$1.44
Earnings per share - diluted	$1.19	$0.79	$2.20	$1.44

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

As a result of the Company’s largest shareholder’s ownership exceeding 50% during the second quarter of 2019 all non-vested restricted stock awards and units vested during that period.

The vesting of 4,155 and 14,560 at September 30, 2019 and 2018, respectively, of the unvested restricted units included in Note 11 “Stock incentive plan” were dependent upon meeting certain performance criteria. As of September 30, 2019 and 2018, it was indeterminable whether these unvested restricted units would vest and as such those shares were excluded from common shares issued and outstanding at such date and were not included in the computation of earnings per share for such period.

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 550 and 563 shares were not included in computing diluted earnings per share for the three and nine months ended September 30, 2019 and stock options for 1,356 and 1,398 shares were not included in computing diluted earnings per share for the three and nine months ended September 30, 2018, respectively, because their effects were anti-dilutive. Additionally, the impact of warrants to acquire shares of the Company’s common stock in connection with the Company’s participation in the Troubled Asset Relief Program were not included for the three and nine months ended September 30, 2018, as the warrants were anti-dilutive. The warrants expired on May 1, 2019 and as such were not included in the three and nine months ended September 30, 2019.

Note 4 – Investment securities available for sale

The amortized cost and fair value of investment securities available for sale as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2019
U.S. Government agency obligations	$14,989	$61	$(30)	$15,020
Mortgage-backed securities	25,559	155	(41)	25,673
Subordinated debt	5,342	87	(91)	5,338

	$45,890	$303	$(162)	$46,031

December 31, 2018
U.S. Government agency obligations	$14,120	$-	$(269)	$13,851
Mortgage-backed securities	26,924	102	(576)	26,450
Subordinated debt	4,089	11	(148)	3,952

	$45,133	$113	$(993)	$44,253

At September 30, 2019 and December 31, 2018, the Company had investment securities with a fair value of approximately $8,140,000 and $8,004,000, respectively, pledged to secure borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”).

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the periods indicated (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Gross realized gains	$-	$-	$101	$-
Gross realized losses	-	-	-	-

	$-	$-	$101	$-

The Company sold approximately $6.5 million of investment securities available for sale at a gross gain of $101,000 during the nine months ended September 30, 2019.

Investment securities available for sale that have an unrealized loss position at September 30, 2019 and December 31, 2018 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2019
U.S. Government agency obligations	$6,113	$(8)	$5,403	$(22)	$11,516	$(30)
Mortgage-backed securities	5,407	(38)	401	(3)	5,808	(41)
Subordinated debt	1,930	(87)	512	(4)	2,442	(91)

	$13,450	$(133)	$6,316	$(29)	$19,766	$(162)

December 31, 2018
U.S. Government agency obligations	$-	$-	$13,851	$(269)	$13,851	$(269)
Mortgage-backed securities	-	-	18,397	(576)	18,397	(576)
Subordinated debt	1,915	(140)	512	(8)	2,427	(148)

	$1,915	$(140)	$32,760	$(853)	$34,675	$(993)

As of September 30, 2019, there were $6.3 million, or nine issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $29,000 and consisted of U.S. Government agency obligations, mortgage-backed securities, and subordinated debt.

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2019.

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2019, by contractual maturity, are as follows (in thousands):

	Amortized	Fair
	Cost	Value
One to five years	$12,865	$12,872
Five to ten years	8,019	8,010
More than ten years	25,006	25,149

Total	$45,890	$46,031

Note 5 – Loans and allowance for loan losses

Loans classified by type as of September 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
Construction and land development
Residential	$7,803	1.85%	$7,704	1.86%
Commercial	26,038	6.16%	33,904	8.18%
	33,841	8.01%	41,608	10.04%
Commercial real estate
Owner occupied	98,269	23.24%	98,153	23.68%
Non-owner occupied	108,601	25.69%	95,034	22.93%
Multifamily	14,101	3.34%	13,597	3.28%
Farmland	164	0.04%	185	0.04%
	221,135	52.31%	206,969	49.93%
Consumer real estate
Home equity lines	18,929	4.48%	20,675	4.99%
Secured by 1-4 family residential,
First deed of trust	60,028	14.20%	57,410	13.85%
Second deed of trust	11,505	2.72%	9,556	2.31%
	90,462	21.40%	87,641	21.15%
Commercial and industrial loans (except those secured by real estate)	40,345	9.54%	36,639	8.84%
Guaranteed student loans	34,520	8.17%	39,315	9.49%
Consumer and other	2,444	0.57%	2,258	0.55%

Total loans	422,747	100.0%	414,430	100.0%
Deferred fees and costs, net	754		713
Less: allowance for loan losses	(3,101)		(3,051)

	$420,400		$412,092

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the FHLB as part of their lending arrangement with the Company totaled $50,198,000 and $38,751,000 as of September 30, 2019 and December 31, 2018, respectively.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due as long as the remaining recorded investment in the loan is deemed fully collectible. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table provides information on nonaccrual loans segregated by type at the dates indicated (in thousands):

	September 30,	December 31,
	2019	2018
Construction and land development
Commercial	$-	$39
	-	39
Commercial real estate
Non-owner occupied	503	515
	503	515
Consumer real estate
Home equity lines	417	125
Secured by 1-4 family residential,
First deed of trust	729	1,163
Second deed of trust	63	154
	1,209	1,442
Commercial and industrial loans (except those secured by real estate)	167	255
Consumer and other	11	8

Total loans	$1,890	$2,259

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; and
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
September 30, 2019
Construction and land development
Residential	$7,803	$-	$-	$-	$7,803
Commercial	25,728	-	310	-	26,038
	33,531	-	310	-	33,841
Commercial real estate
Owner occupied	91,345	4,680	2,244		98,269
Non-owner occupied	107,868	230	503	-	108,601
Multifamily	13,951	150	-	-	14,101
Farmland	74	90	-	-	164
	213,238	5,150	2,747	-	221,135
Consumer real estate
Home equity lines	17,762	727	440	-	18,929
Secured by 1-4 family residential
First deed of trust	57,281	1,863	884	-	60,028
Second deed of trust	9,834	1,555	116	-	11,505
	84,877	4,145	1,440	-	90,462
Commercial and industrial loans (except those secured by real estate)	35,678	3,294	1,373	-	40,345
Guaranteed student loans	34,520	-	-	-	34,520
Consumer and other	2,433	-	11	-	2,444

Total loans	$404,277	$12,589	$5,881	$-	$422,747

December 31, 2018
Construction and land development
Residential	$6,957	$-	$747	$-	$7,704
Commercial	33,432	6	466	-	33,904
	40,389	6	1,213	-	41,608
Commercial real estate
Owner occupied	88,484	6,540	3,129	-	98,153
Non-owner occupied	94,519	-	515	-	95,034
Multifamily	13,436	161	-	-	13,597
Farmland	81	104	-	-	185
	196,520	6,805	3,644	-	206,969
Consumer real estate
Home equity lines	19,601	934	140	-	20,675
Secured by 1-4 family residential
First deed of trust	53,994	1,612	1,804	-	57,410
Second deed of trust	9,167	175	214	-	9,556
	82,762	2,721	2,158	-	87,641
Commercial and industrial loans (except those secured by real estate)	32,776	3,349	499	15	36,639
Guaranteed student loans	39,315	-	-	-	39,315
Consumer and other	2,239	8	11	-	2,258

Total loans	$394,001	$12,889	$7,525	$15	$414,430

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
September 30, 2019
Construction and land development
Residential	$-	$-	$-	$-	$7,803	$7,803	$-
Commercial	-	-	-	-	26,038	26,038	-
	-	-	-	-	33,841	33,841	-
Commercial real estate
Owner occupied	-	-	-	-	98,269	98,269	-
Non-owner occupied	-	-	-	-	108,601	108,601	-
Multifamily	-	-	-	-	14,101	14,101	-
Farmland	-	-	-	-	164	164	-
	-	-	-	-	221,135	221,135	-
Consumer real estate
Home equity lines	14	-	-	14	18,915	18,929	-
Secured by 1-4 family residential
First deed of trust	254	-	-	254	59,774	60,028	-
Second deed of trust	-	-	-	-	11,505	11,505	-
	268	-	-	268	90,194	90,462	-
Commercial and industrial loans (except those secured by real estate)	479	-	-	479	39,866	40,345	-
Guaranteed student loans	1,357	474	2,909	4,740	29,780	34,520	2,909
Consumer and other	-	-	-	-	2,444	2,444	-

Total loans	$2,104	$474	$2,909	$5,487	$417,260	$422,747	$2,909

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2018
Construction and land development
Residential	$-	$-	$-	$-	$7,704	$7,704	$-
Commercial	118	-	-	118	33,786	33,904	-
	118	-	-	118	41,490	41,608	-
Commercial real estate
Owner occupied	-	-	-	-	98,153	98,153	-
Non-owner occupied	-	-	-	-	95,034	95,034	-
Multifamily	-	-	-	-	13,597	13,597	-
Farmland	-	-	-	-	185	185	-
	-	-	-	-	206,969	206,969	-
Consumer real estate
Home equity lines	-	315	-	315	20,360	20,675	-
Secured by 1-4 family residential
First deed of trust	171	7	-	178	57,232	57,410	-
Second deed of trust	162	-	-	162	9,394	9,556	-
	333	322	-	655	86,986	87,641	-
Commercial and industrial loans (except those secured by real estate)	312	433	-	745	35,894	36,639	-
Guaranteed student loans	1,946	971	5,573	8,490	30,825	39,315	5,573
Consumer and other	9	1	-	10	2,248	2,258	-

Total loans	$2,718	$1,727	$5,573	$10,018	$404,412	$414,430	$5,573

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

Impaired loans are set forth in the following table as of the dates indicated (in thousands):

	September 30, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Residential	$-	$-	$-	$747	$747	$-
Commercial	310	408	-	360	458	-
	310	408	-	1,107	1,205	-
Commercial real estate
Owner occupied	3,039	3,054	-	3,703	3,703	-
Non-owner occupied	2,329	2,329	-	2,588	2,588	-
	5,368	5,383	-	6,291	6,291	-
Consumer real estate
Home equity lines	431	431	-	684	684	-
Secured by 1-4 family residential
First deed of trust	2,196	2,218	-	3,057	3,057	-
Second deed of trust	770	770	-	721	929	-
	3,397	3,419	-	4,462	4,670	-
Commercial and industrial loans (except those secured by real estate)	925	1,403	-	528	875	-
Consumer and other	-	-	-	-	-	-
	10,000	10,613	-	12,388	13,041	-

With an allowance recorded
Construction and land development
Commercial	-	-	-	106	106	8
	-	-	-	106	106	8
Commercial real estate
Owner occupied	1,426	1,426	18	1,459	1,459	25
	1,426	1,426	18	1,459	1,459	25
Consumer real estate
Home equity lines	-	-	-	-	-	-
Secured by 1-4 family residential
First deed of trust	193	193	17	200	200	20
Second deed of trust	79	79	1	161	161	4
	272	272	18	361	361	24
Commercial and industrial loans (except those secured by real estate)	334	334	1	8	8	8
Consumer and other	11	11	11	9	9	9
	2,043	2,043	48	1,943	1,943	74
Total
Construction and land development
Residential	-	-	-	747	747	-
Commercial	310	408	-	466	564	8
	310	408	-	1,213	1,311	8
Commercial real estate
Owner occupied	4,465	4,480	18	5,162	5,162	25
Non-owner occupied	2,329	2,329	-	2,588	2,588	-
	6,794	6,809	18	7,750	7,750	25
Consumer real estate
Home equity lines	431	431	-	684	684	-
Secured by 1-4 family residential,
First deed of trust	2,389	2,411	17	3,257	3,257	20
Second deed of trust	849	849	1	882	1,090	4
	3,669	3,691	18	4,823	5,031	24
Commercial and industrial loans (except those secured by real estate)	1,259	1,737	1	536	883	8
Consumer and other	11	11	11	9	9	9
	$12,043	$12,656	$48	$14,331	$14,984	$74

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30, 2019		Ended September 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$108	$-	$267	$-
Commercial	326	-	335	-
	434	-	602	-
Commercial real estate
Owner occupied	2,896	66	3,098	112
Non-owner occupied	2,477	29	2,505	91
	5,373	95	5,603	203
Consumer real estate
Home equity lines	325	5	415	15
Secured by 1-4 family residential
First deed of trust	2,456	34	2,606	79
Second deed of trust	698	2	704	25
	3,479	41	3,725	119
Commercial and industrial loans (except those secured by real estate)	907	10	812	25
Consumer and other	-	-	-	1
	10,193	146	10,742	348

With an allowance recorded
Construction and land development
Commercial	-	-	26	-

Commercial real estate
Owner occupied	1,438	15	1,443	45
	1,438	15	1,443	45
Consumer real estate
Home equity lines	-	-	-	-
Secured by 1-4 family residential
First deed of trust	195	4	196	10
Second deed of trust	132	-	139	4
	327	4	335	14
Commercial and industrial loans (except those secured by real estate)	111	-	86	-
Consumer and other	9	-	7	-
	1,885	19	1,897	59

Total
Construction and land development
Residential	108	-	267	-
Commercial	326	-	361	-
	434	-	628	-
Commercial real estate
Owner occupied	4,334	81	4,541	157
Non-owner occupied	2,477	29	2,505	91
	6,811	110	7,046	248
Consumer real estate
Home equity lines	325	5	415	15
Secured by 1-4 family residential,
First deed of trust	2,652	38	2,802	89
Second deed of trust	830	2	843	29
	3,807	45	4,060	133
Commercial and industrial loans (except those secured by real estate)	1,019	10	898	25
Consumer and other	9	-	7	1
	$12,080	$165	$12,639	$407

	For the Three Months		For the Nine Months
	Ended September 30, 2018		Ended September 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Commercial	$560	$-	$546	$13
	560	-	546	13
Commercial real estate
Owner occupied	2,520	29	3,814	109
Non-owner occupied	3,016	-	2,509	231
	5,536	29	6,323	340
Consumer real estate
Home equity lines	464	-	497	-
Secured by 1-4 family residential
First deed of trust	1,957	25	3,234	71
Second deed of trust	1,506	12	638	35
	3,927	37	4,369	106
Commercial and industrial loans (except those secured by real estate)	289	7	446	27
Consumer and other	1	-	2	1
	10,313	73	11,686	487

With an allowance recorded
Construction and land development
Commercial	-	-	-	-

Commercial real estate
Owner occupied	978	26	1,477	48
	978	26	1,477	48
Consumer real estate
Home equity lines	741	-	67	-
Secured by 1-4 family residential
First deed of trust	217	3	519	18
Second deed of trust	154	2	145	6
	1,112	5	731	24
Commercial and industrial loans (except those secured by real estate)	288	-	544	-
Consumer and other	316	-	15	-
	2,694	31	2,767	72

Total
Construction and land development
Commercial	560	-	546	13
	560	-	546	13
Commercial real estate
Owner occupied	3,498	55	5,291	157
Non-owner occupied	3,016	-	2,509	231
	6,514	55	7,800	388
Consumer real estate
Home equity lines	1,205	-	564	-
Secured by 1-4 family residential,
First deed of trust	2,175	28	3,753	89
Second deed of trust	1,659	14	783	41
	5,039	42	5,100	130
Commercial and industrial loans (except those secured by real estate)	577	7	990	27
Consumer and other	317	-	17	1
	$13,007	$104	$14,453	$559

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

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
September 30, 2019
Commercial real estate
Owner occupied	$3,938	$3,938	$-	$18
Non-owner occupied	2,329	1,826	503	-
	6,267	5,764	503	18
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	2,197	1,550	647	17
Second deeds of trust	763	700	63	1
	2,960	2,250	710	18
Commercial and industrial loans (except those secured by real estate)	300	268	32	-
	$9,527	$8,282	$1,245	$36

Number of loans	41	32	9	5

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2018
Construction and land development
Commercial	$-	$-	$-	$-
	-	-	-	-
Commercial real estate
Owner occupied	4,064	4,064	-	25
Non-owner occupied	2,072	2,072	-	-
	6,136	6,136	-	25
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	2,284	1,525	759	20
Second deeds of trust	794	729	65	4
	3,078	2,254	824	24
Commercial and industrial loans (except those secured by real estate)	317	282	35	-
	$9,531	$8,672	$859	$49

Number of loans	42	33	9	6

The following table provides information about TDRs identified during the indicated periods (dollars in thousands).

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance
Secured by 1-4 family residential
First deed of trust	-	$-	$-	1	$73	$73
	-	$-	$-	1	$73	$73

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance
Commercial real estate
Non-owner occupied	1	$507	$507	-	$-	$-

Secured by 1-4 family residential
First deed of trust	-	-	-	1	73	73
	1	$507	$507	1	$73	$73

There were no defaults on TDRs that were modified as TDRs during the prior twelve month period ended September 30, 2019 and 2018.

Activity in the allowance for loan losses is as follows for the periods indicated (in thousands):

	Allowance for Loan Losses
	(dollars in thousands)
		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Three Months Ended September 30, 2019
Construction and land development
Residential	$31	$16	$-	$-	$47
Commercial	159	2	-	-	161
	190	18	-	-	208
Commercial real estate
Owner occupied	659	4	-	-	663
Non-owner occupied	747	27	-	-	774
Multifamily	85	5	-	-	90
Farmland	2	-	-	-	2
	1,493	36	-	-	1,529
Consumer real estate
Home equity lines	233	(13)	-	-	220
Secured by 1-4 family residential
First deed of trust	367	(1)	-	3	369
Second deed of trust	60	(47)	-	55	68
	660	(61)	-	58	657
Commercial and industrial loans (except those secured by real estate)	385	(19)	-	6	372
Student loans	109	21	(23)	-	107
Consumer and other	34	(9)	(7)	20	38
Unallocated	176	14	-	-	190

	$3,047	$-	$(30)	$84	$3,101

	Allowance for Loan Losses
	(dollars in thousands)
		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Three Months Ended September 30, 2018
Construction and land development
Residential	$36	$46	$-	$-	$82
Commercial	196	(31)	-	2	167
	232	15	-	2	249
Commercial real estate
Owner occupied	719	(52)	-	-	667
Non-owner occupied	567	47	-	-	614
Multifamily	72	26	-	-	98
Farmland	2	-	-	-	2
	1,360	21	-	-	1,381
Consumer real estate
Home equity lines	237	92	(64)	-	265
Secured by 1-4 family residential
First deed of trust	476	(80)	-	2	398
Second deed of trust	56	(8)	-	6	54
	769	4	(64)	8	717
Commercial and industrial loans (except those secured by real estate)	404	12	-	3	419
Student loans	91	33	(27)	-	97
Consumer and other	30	13	(1)	2	44
Unallocated	322	(98)	-	-	224

	$3,208	$-	$(92)	$15	$3,131

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Nine Months Ended September 30, 2019
Construction and land development
Residential	$42	$(2)	$-	$7	$47
Commercial	220	(61)	-	2	161
	262	(63)	-	9	208
Commercial real estate
Owner occupied	673	(10)	-	-	663
Non-owner occupied	673	101	-	-	774
Multifamily	87	3	-	-	90
Farmland	2	-	-	-	2
	1,435	94	-	-	1,529
Consumer real estate
Home equity lines	244	(36)	-	12	220
Secured by 1-4 family residential
First deed of trust	385	(24)	-	8	369
Second deed of trust	51	(48)	-	65	68
	680	(108)	-	85	657
Commercial and industrial loans (except those secured by real estate)	308	41	(15)	38	372
Student loans	121	63	(77)	-	107
Consumer and other	34	(6)	(13)	23	38
Unallocated	211	(21)	-	-	190

	$3,051	$-	$(105)	$155	$3,101

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Nine Months Ended September 30, 2018
Construction and land development
Residential	$32	$49	$-	$1	$82
Commercial	165	(3)	-	5	167
	197	46	-	6	249
Commercial real estate
Owner occupied	624	43	-	-	667
Non-owner occupied	500	(104)	-	218	614
Multifamily	60	38	-	-	98
Farmland	3	(1)	-	-	2
	1,187	(24)	-	218	1,381
Consumer real estate
Home equity lines	268	60	(64)	1	265
Secured by 1-4 family residential
First deed of trust	502	(82)	(41)	19	398
Second deed of trust	47	14	(45)	38	54
	817	(8)	(150)	58	717
Commercial and industrial loans (except those secured by real estate)	556	2	(314)	175	419
Student loans	108	76	(87)	-	97
Consumer and other	27	31	(22)	8	44
Unallocated	347	(123)	-	-	224

	$3,239	$-	$(573)	$465	$3,131

	Allowance for Loan Losses
	(dollars in thousands)
		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Year Ended December 31, 2018
Construction and land development
Residential	$32	$9	$-	$1	$42
Commercial	165	49	-	6	220
	197	58	-	7	262
Commercial real estate
Owner occupied	624	49	-	-	673
Non-owner occupied	500	(45)	-	218	673
Multifamily	60	27	-	-	87
Farmland	3	(1)	-	-	2
	1,187	30	-	218	1,435
Consumer real estate
Home equity lines	268	39	(64)	1	244
Secured by 1-4 family residential
First deed of trust	502	(97)	(41)	21	385
Second deed of trust	47	6	(45)	43	51
	817	(52)	(150)	65	680
Commercial and industrial loans
(except those secured by real estate)	556	(50)	(375)	177	308
Student loans	108	118	(105)	-	121
Consumer and other	27	32	(34)	9	34
Unallocated	347	(136)	-	-	211

	$3,239	$-	$(664)	$476	$3,051

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in calculation of the allowance. The allowance for loan losses included an unallocated portion of approximately $190,000, $211,000, and $224,000 at September 30, 2019, December 31, 2018, and September 30, 2018, respectively.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance				Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively
As of September 30, 2019
Construction and land development
Residential	$47	$-	$47	$7,803	$-	$7,803
Commercial	161	-	161	26,038	310	25,728
	208	-	208	33,841	310	33,531
Commercial real estate
Owner occupied	663	18	645	98,269	4,465	93,804
Non-owner occupied	774	-	774	108,601	2,329	106,272
Multifamily	90	-	90	14,101	-	14,101
Farmland	2	-	2	164	-	164
	1,529	18	1,511	221,135	6,794	214,341
Consumer real estate
Home equity lines	220	-	220	18,929	431	18,498
Secured by 1-4 family residential
First deed of trust	369	17	352	60,028	2,389	57,639
Second deed of trust	68	1	67	11,505	849	10,656
	657	18	639	90,462	3,669	86,793
Commercial and industrial loans (except those secured by real estate)	372	1	371	40,345	1,259	39,086
Student loans	107	-	107	34,520	-	34,520
Consumer and other	228	11	217	2,444	11	2,433

	$3,101	$48	$3,053	$422,747	$12,043	$410,704

Year Ended December 31, 2018
Construction and land development
Residential	$42	$-	$42	$7,704	$747	$6,957
Commercial	220	8	212	33,904	466	33,438
	262	8	254	41,608	1,213	40,395
Commercial real estate
Owner occupied	673	25	648	98,153	5,162	92,991
Non-owner occupied	673	-	673	95,034	2,588	92,446
Multifamily	87	-	87	13,597	-	13,597
Farmland	2	-	2	185	-	185
	1,435	25	1,410	206,969	7,750	199,219
Consumer real estate
Home equity lines	244	-	244	20,675	684	19,991
Secured by 1-4 family residential
First deed of trust	385	20	365	57,410	3,257	54,153
Second deed of trust	51	4	47	9,556	882	8,674
	680	24	656	87,641	4,823	82,818
Commercial and industrial loans (except those secured by real estate)	308	8	300	36,639	536	36,103
Student loans	121	-	121	39,315	-	39,315
Consumer and other	245	9	236	2,258	9	2,249

	$3,051	$74	$2,977	$414,430	$14,331	$400,099

Note 6 – Deposits

Deposits as of September 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

	September 30, 2019		December 31, 2018
	Amount	%	Amount	%

Demand accounts	147,969	31.0%	$119,317	27.2%
Interest checking accounts	46,631	9.8%	49,188	11.2%
Money market accounts	113,061	23.7%	86,295	19.7%
Savings accounts	25,945	5.4%	28,693	6.5%
Time deposits of $250,000 and over	25,126	5.3%	24,160	5.5%
Other time deposits	118,707	24.8%	131,392	29.9%

Total	$477,439	100.0%	$439,047	100.0%

Note 7 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $1,354,000 in FHLB stock at September 30, 2019 and $1,320,000 at December 31, 2018, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of commercial, 1-4 family residential loans and investment securities. The Company had FHLB advances of $21,000,000 at September 30, 2019 and December 31, 2018 maturing through 2023.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no borrowings against the lines at September 30, 2019 and December 31, 2018.

Note 8 – Leases

The following tables present information about the Company’s leases (dollars in thousands):

September 30, 2019
Lease liabilities	$1,123
Right-of-use assets	$1,113
Weighted average remaining lease term	4.54 years
Weighted average discount rate	2.98%

For the Nine Months Ended
September 30, 2019
Lease cost
Operating lease cost	$320
Total lease cost	$320

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

As of
September 30, 2019
Lease payments due
Three months ending December 31, 2019	$105
Twelve months ending December 31, 2020	416
Twelve months ending December 31, 2021	277
Twelve months ending December 31, 2022	120
Twelve months ending December 31, 2023	44
Twelve months ending December 31, 2024	48
Thereafter	203
Total undiscounted cash flows	$1,213
Discount	90
Lease liabilities	$1,123

Cash paid for amounts included in the measurement of lease liabilities during the nine months ended September 30, 2019 was $310,000. The Company adopted ASC 842 effective January 1, 2019. Prior to January 1, 2019, the Company measured lease expense in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 840. During the nine months ended September 30, 2018, the Company recognized lease expense of $320,000.

Note 9 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at September 30, 2019 was 4.28%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at September 30, 2019 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at September 30, 2019 was 3.53%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at September 30, 2019 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 10 – Subordinated Debt

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrue interest at a fixed rate of 6.50% for the first five years until March 31, 2023; thereafter, the subordinated notes will accrue interest at an annual floating rate equal to three-month LIBOR plus a spread of 3.73% until maturity or early redemption. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. The carrying value of the notes totaled $5,587,000 and $5,563,000 at September 30, 2019 and December 31, 2018, respectively.

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

	Nine Months Ended September 30,
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

During the third quarter of 2019, we granted certain officers 4,155 target performance-based restricted shares of common stock with a weighted average fair value of $33.82 on the date of grant. These performance awards have a two-year performance period beginning on January 2, 2020. The performance targets are based on return on tangible common equity and the adversely classified items ratio over the performance period with possible payouts ranging from 0% to 150% of the target awards.

During the third quarter of 2019, we granted certain officers 8,155 time-based restricted shares of common stock with a weighted average fair value of $33.82 on the date of grant. These restricted stock awards vest ratably over three years.

During the first quarter of 2018, we granted certain officers 1,590 restricted shares of common stock with a weighted average fair market value of $32.42 on the date of grant. These restricted stock awards were scheduled to vest over three years.

Prior to vesting, these shares are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock was 12,110 and 25,026 at September 30, 2019 and 2018, respectively.

The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period. Unamortized stock-based compensation related to non-vested share based compensation arrangements granted under the stock incentive plan as of September 30, 2019 and 2018 was $387,256 and $522,100, respectively. The time-based unrecognized compensation of $246,734 is expected to be recognized over a weighted average period 2.75 years.

A summary of changes in the Company’s non-vested restricted stock awards for the nine months ended September 30, 2019 follows:

	Shares	Weighted- Average Grant-Date Fair-Value	Aggregate Intrinsic Value
December 31, 2018	23,449	$32.46	$806,411
Granted	12,310	33.82	423,341
Vested	(18,567)	29.89	(638,519)
Forefited	(8,274)	27.98	(284,543)
Other	3,192	33.75	109,773

September 30, 2019	12,110	$33.82	$416,463

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

Stock-based compensation expense was approximately $396,000 and $136,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

Other Real Estate Owned (“OREO”): OREO assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Subsequently, OREO assets are carried at lower of cost or fair value less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (dollars in thousands):

	Fair Value Measurement
	at September 30, 2019 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government agency obligations	$15,020	$-	$15,020	$-
Mortgage-backed securities	25,673	-	25,673	-
Subordinated debt	5,338	-	5,338	-

Financial Assets - Non-Recurring
Impaired loans	1,995	-	-	1,995
Assets held for sale	536	-	-	536
Other real estate owned	526	-	-	526

	Fair Value Measurement
	at December 31, 2018 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government agency obligations	$13,851	$-	$13,851	$-
Mortgage-backed securities	26,450	-	26,450	-
Subordinated debt	3,952	-	3,452	500

Financial Assets - Non-Recurring
Impaired loans	1,868	-	-	1,868
Assets held for sale	554	-	-	554
Other real estate owned	526	-	-	526

The following table presents qualitative information about Level 3 fair value measurements for financial instruments measured at fair value at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019
	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
Impaired loans - real estate secured	$1,995	Appraisal or Internal Valuation (1)	Selling costs Discount for lack of marketability and age of appraisal	6%-10% (7%) 6%-30% (10%)

Assets held for sale	$536	Appraisal or Internal Valuation (1)	Selling costs Discount for lack of marketability and age of appraisal	6%-10% (7%) 6%-30% (15%)

Other real estate owned	$526	Appraisal or Internal Valuation (1)	Selling costs	6%-10% (7%)

(1) Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances

	December 31, 2018
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
Impaired loans - real estate secured	$1,868	Appraisal or Internal Valuation (1)	Selling costs Discount for lack of marketability and age of appraisal	6%-10% (7%) 6%-30% (10%)

Assets held for sale	$554	Appraisal or Internal Valuation (1)	Selling costs Discount for lack of marketability and age of appraisal	6%-10% (7%) 6%-30% (15%)

Other real estate owned	$526	Appraisal or Internal Valuation (1)	Selling costs	6%-10% (7%)

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

		September 30,		December 31,
		2019		2018
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$23,263	$23,263	$12,717	$12,717
Cash equivalents	Level 2	23,195	23,195	6,826	6,826
Investment securities available for sale	Level 2	46,031	46,031	43,753	43,753
Investment securities available for sale	Level 3	-	-	500	500
Federal Home Loan Bank stock	Level 2	1,354	1,354	1,320	1,320
Loans held for sale	Level 2	14,503	14,503	6,128	6,128
Loans	Level 3	420,752	418,809	412,562	409,939
Impaired loans	Level 3	1,995	1,995	1,868	1,868
Assets held for sale	Level 3	536	536	554	554
Other real estate owned	Level 3	526	526	526	526
Bank owned life insurance	Level 3	7,567	7,567	7,441	7,441
Accrued interest receivable	Level 2	2,630	2,630	2,662	2,662

Financial liabilities
Deposits	Level 2	477,439	478,229	439,047	439,125
FHLB borrowings	Level 2	21,000	21,295	21,000	21,093
Trust preferred securities	Level 2	8,764	9,633	8,764	8,852
Other borrowings	Level 2	5,587	5,587	5,563	5,563
Accrued interest payable	Level 2	223	223	221	221

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

The following table presents segment information as of and for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended September 30, 2019

Revenues
Interest income	$5,879	$197	$(66)	$6,010
Gain on sale of loans	-	2,200	-	2,200
Other revenues	725	250	(52)	923
Total revenues	6,604	2,647	(118)	9,133

Expenses
Interest expense	1,398	66	(66)	1,398
Salaries and benefits	2,009	832	-	2,841
Commissions	-	657	-	657
Other expenses	1,821	278	(52)	2,047
Total operating expenses	5,228	1,833	(118)	6,943

Income before income taxes	1,376	814	-	2,190
Income tax expense	292	171	-	463
Net income	$1,084	$643	$-	$1,727

Total assets	$561,453	$10,854	$(12,378)	$559,929

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended September 30, 2018

Revenues
Interest income	$5,387	$98	$(5)	$5,480
Gain on sale of loans	-	1,679	-	1,679
Other revenues	609	186	(56)	739
Total revenues	5,996	1,963	(61)	7,898

Expenses
Interest expense	1,047	5	(5)	1,047
Salaries and benefits	2,080	848	-	2,928
Commissions	-	623	-	623
Other expenses	1,674	274	(56)	1,892
Total operating expenses	4,801	1,750	(61)	6,490

Income before income taxes	1,195	213	-	1,408
Income tax expense	233	47	-	280
Net income	$962	$166	$-	$1,128

Total assets	$516,962	$9,476	$(14,119)	$512,319

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Nine Months Ended September 30, 2019

Revenues
Interest income	$17,296	$384	$(90)	$17,590
Gain on sale of loans	-	4,605	-	4,605
Other revenues	2,296	562	(162)	2,696
Total revenues	19,592	5,551	(252)	24,891

Expenses
Interest expense	3,960	90	(90)	3,960
Salaries and benefits	7,057	2,421	-	9,478
Commissions	-	1,369	-	1,369
Other expenses	5,462	792	(162)	6,092
Total operating expenses	16,479	4,672	(252)	20,899

Income before income taxes	3,113	879	-	3,992
Income tax expense	633	186	-	819
Net income	$2,480	$693	$-	$3,173

Total assets	$561,453	$10,854	$(12,378)	$559,929

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Nine Months Ended September 30, 2018

Revenues
Interest income	$15,197	$218	$(6)	$15,409
Gain on sale of loans	-	4,131	-	4,131
Other revenues	1,756	492	(155)	2,093
Total revenues	16,953	4,841	(161)	21,633

Expenses
Interest expense	2,737	6	(6)	2,737
Salaries and benefits	6,344	2,499	-	8,843
Commissions	-	1,426	-	1,426
Other expenses	5,277	819	(155)	5,941
Total operating expenses	14,358	4,750	(161)	18,947

Income before income taxes	2,595	91	-	2,686
Income tax expense	483	22	-	505
Net income	$2,112	$69	$-	$2,181

Total assets	$516,962	$9,476	$(14,119)	$512,319

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

Accumulated Other Comprehensive Income (Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred taxes of $17,000 and $199,000 as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Net unrealized gains (losses) on securities	$112	$(696)
Net unrecognized losses on defined benefit plan	(47)	(53)
Total other comprehensive incom (loss)	$65	$(749)

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

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement (the “SBHC Policy Statement”). On August 28, 2018, the Federal Reserve issued an interim final rule required by the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, which was signed into law on May 24, 2018 (the “EGRRCPA”), that expands the applicability of the SBHC Policy Statement to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies, such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules. The SBHC Policy Statement does not apply to the Bank and the Bank must comply with the Basel III Capital Rules. As of September 30, 2019, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950. To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. As of September 30, 2019, the Bank exceeded the minimum ratios to be classified as well capitalized.

On September 17, 2019, the federal bank regulators issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion of assets, like the Company and the Bank, to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which is effective January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. [The Company and the Bank, have decided not to opt into the CBLR framework.

The capital amounts and ratios at September 30, 2019 and December 31, 2018 for the Bank are presented in the table below (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Total capital (to risk-weighted assets) Village Bank	$53,879	12.63%	$34,140	8.00%	$42,676	10.00%

Tier 1 capital (to risk-weighted assets) Village Bank	50,980	11.95%	25,605	6.00%	34,140	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	50,980	9.35%	21,805	4.00%	27,257	5.00%

Common equity tier 1 (to risk-weighted assets) Village Bank	50,980	11.95%	19,204	4.50%	27,739	6.50%

December 31, 2018
Total capital (to risk-weighted assets) Village Bank	$49,926	12.46%	$32,051	8.00%	$40,064	10.00%

Tier 1 capital (to risk-weighted assets) Village Bank	46,875	11.70%	24,038	6.00%	32,051	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	46,875	9.15%	20,502	4.00%	25,628	5.00%

Common equity tier 1 (to risk-weighted assets) Village Bank	46,875	11.70%	18,029	4.50%	26,042	6.50%

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

At September 30, 2019 and December 31, 2018, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	September 30,	December 31,
	2019	2018
Undisbursed credit lines	$77,086	$66,057
Commitments to extend or originate credit	20,543	12,738
Standby letters of credit	4,301	3,999

Total commitments to extend credit	$101,930	$82,794

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

Note 16 – Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. At the FASB’s October 16, 2019 meeting, the board amended the effective date of this ASU for many companies.   Public business entities that are SEC filers, excluding those meeting the smaller reporting company definition, will retain the initial required implementation date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  All other entities, including the Company, will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems. This guidance may result in material changes in the Company's accounting for credit losses on financial instruments.

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

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at September 30, 2019 and December 31, 2018 and the results of operations for the Company for the three and nine months ended September 30, 2019 and 2018. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended September 30, 2019, the Company had net income and net income available to common shareholders of $1,727,000, or $1.19 per fully diluted share, compared to net income of $1,128,000 or $0.79 per fully diluted share, for the same period in 2018. For the nine months ended September 30, 2019, the Company had net income of $3,173,000 or $2.20 per fully diluted share compared to net income of $2,181,000 and net income available to common shareholders of $2,068,000 or $1.44 per fully diluted share for the same period in 2018.

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

	For the Three Months Ended September 30,
	2019	2018	Change
	(dollars in thousands)
Average interest-earning assets	$509,690	$472,182	$37,508
Interest income	$6,010	$5,480	$530
Yield on interest-earning assets	4.68%	4.60%	0.08%
Average interest-bearing liabilities	$367,503	$352,321	$15,182
Interest expense	$1,398	$1,047	$351
Cost of interest-bearing liabilities	1.51%	1.18%	0.33%
Net interest income	$4,612	$4,433	$179
Net interest margin	3.59%	3.72%	(0.13)%

The increase in net interest income of $179,000 in the third quarter of 2019 was a result of positive movements in interest income. Interest income increased by $530,000 with interest income on loans held for investment increasing by $304,000 and interest income on investment securities increasing by $30,000. The increase in interest income on loans held for investment was attributable to an increase in average loans outstanding of $9,838,000 and an increase in the yield of 17 basis points. Interest expense increased by $351,000 because of an increase in average interest bearing liabilities of $15,182,000 and an increase in the cost of interest bearing liabilities of 33 basis points.

	For the Nine Months Ended September 30,
	2019	2018	Change
	(dollars in thousands)
Average interest-earning assets	$488,603	$452,784	$35,819
Interest income	$17,590	$15,409	$2,181
Yield on interest-earning assets	4.81%	4.55%	0.26%
Average interest-bearing liabilities	$361,470	$340,838	$20,632
Interest expense	$3,960	$2,737	$1,223
Cost of interest-bearing liabilities	1.46%	1.07%	0.39%
Net interest income	$13,630	$12,672	$958
Net interest margin	3.73%	3.74%	(0.01)%

The increase in net interest income of $958,000 for the nine months ended September 30, 2019 was a result of positive movements in interest income. Interest income increased $2,181,000 with interest income on loans held for investment increasing by $1,797,000 and interest income on investments increasing by $72,000. The increase in interest income on loans held for investment was attributable to an increase in average loans outstanding of $25,729,000 and an increase in the yield of 28 basis points. The increase in interest income on securities was due to an increase in the yield of 39 basis points despite a decrease in average investment securities of $3,628,000. Interest expense increased by $1,223,000 as a result of an increase in average interest bearing liabilities of $20,632,000 and an increase in the cost of interest bearing liabilities of 39 basis points.

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

Average Balance Sheets, Income and Expense, Yields and Rates

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans net of deferred fees	$421,522	$5,398	5.08%	$411,684	$5,094	4.91%
Loans held for sale	19,998	196	3.89%	7,986	98	4.87%
Investment securities	45,038	284	2.50%	46,776	254	2.15%
Federal funds and other	23,132	132	2.26%	5,736	34	2.35%
Total interest earning assets	509,690	6,010	4.68%	472,182	5,480	4.60%

Allowance for loan losses and deferred fees	(3,068)			(3,197)
Cash and due from banks	9,103			9,408
Premises and equipment, net	12,177			12,726
Other assets	20,974			20,674
Total assets	$548,876			$511,793

Interest bearing deposits
Interest checking	$48,705	$22	0.18%	$48,386	$22	0.18%
Money market	109,865	264	0.95%	83,742	97	0.46%
Savings	22,896	10	0.17%	24,441	11	0.18%
Certificates	150,558	745	1.96%	157,992	585	1.47%
Total	332,024	1,041	1.26%	314,561	715	0.90%
Borrowings	35,479	357	3.99%	37,760	332	3.49%
Total interest bearing liabilities	367,503	1,398	1.51%	352,321	1,047	1.18%
Noninterest bearing deposits	135,548			121,021
Other liabilities	5,121			2,879
Total liabilities	508,172			476,221
Equity capital	40,704			35,642
Total liabilities and capital	$548,876			$511,863

Net interest income before provision for loan losses		$4,612			$4,433

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.17%			3.42%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.59%			3.72%

Average Balance Sheets, Income and Expense, Yields and Rates

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans net of deferred fees	$419,153	$16,131	5.15%	$393,424	$14,334	4.87%
Loans held for sale	12,347	384	4.16%	6,113	218	4.77%
Investment securities	44,233	848	2.56%	47,861	776	2.17%
Federal funds and other	12,870	227	2.36%	5,386	81	2.01%
Total interest earning assets	488,603	17,590	4.81%	452,784	15,409	4.55%

Allowance for loan losses and deferred fees	(3,056)			(3,278)
Cash and due from banks	8,835			10,276
Premises and equipment, net	12,308			12,860
Other assets	21,205			20,832
Total assets	$527,895			$493,474

Interest bearing deposits
Interest checking	$48,285	$63	0.17%	$48,194	$65	0.18%
Money market	96,402	556	0.77%	82,992	267	0.43%
Savings	25,510	30	0.16%	24,231	31	0.17%
Certificates	153,110	2,182	1.91%	155,034	1,642	1.42%
Total	323,307	2,831	1.17%	310,451	2,005	0.86%
Borrowings	38,163	1,129	3.96%	30,387	732	3.22%
Total interest bearing liabilities	361,470	3,960	1.46%	340,838	2,737	1.07%
Noninterest bearing deposits	124,387			113,204
Other liabilities	3,554			2,917
Total liabilities	489,411			456,959
Equity capital	38,484			36,515
Total liabilities and capital	$527,895			$493,474

Net interest income before provision for loan losses		$13,630			$12,672

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.35%			3.48%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.73%			3.74%

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

The Company did not record a provision for loan losses for the three and nine months ended September 30, 2019 and 2018 because of minimal net charge-offs, no significant changes in qualitative factors, and stable asset quality.

For more financial data and other information about the Allowance for loan losses refer to section, “Balance Sheet Analysis “ under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, mortgage banking income, net, and gains and losses on securities available for sale. The most significant noninterest income item has been mortgage banking income, net, representing 72% and 68% for the three month periods ended September 30, 2019 and 2018, respectively, and 63% and 66% for the nine month periods ended September 30, 2019 and 2018, respectively.

	For the Three Months Ended
	September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Service charges and fees	$557	$485	$72	14.8%
Mortgage banking income, net	1,784	1,227	557	45.4%
Other	125	83	42	50.6%
Total noninterest income	$2,466	$1,795	$671	37.4%

•	Service charges and fees increased primarily because of the growth in deposit transaction accounts and the implementation of an updated pricing structure for services and fees.
•	The increase in mortgage banking income, net is a result of increased loan originations and sales compared to the prior year.
•	Other income increased because of the Company executing the sale of a Small Business Administration loan guaranteed strip and the sale of United States Department of Agriculture guaranteed loans producing a gain on sale of $43,000.

	For the Nine Months Ended
	September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Service charges and fees	$1,556	$1,424	$132	9.3%
Mortgage banking income, net	3,767	3,164	603	19.1%
Gain on sale of investment securities	101	-	101	100.0%
Other	508	207	301	145.4%
Total noninterest income	$5,932	$4,795	$1,137	23.7%

•	Service charges and fees increased primarily because of the growth in deposit transaction accounts and the implementation of an updated pricing structure for services and fees.
•	The increase in mortgage banking income, net is a result of a 21% increase in loan origination volume compared to the prior year.
•	The Company sold approximately $6.5 million in securities resulting in a gain of $101,000 during the nine months ended September 30, 2019.
•	Other income increased because of the Company executing the sale of Small Business Administration loan guaranteed strips and the sale of United States Department of Agriculture guaranteed loans producing a gain on sale of $271,000.

Noninterest expense

	For the Three Months Ended
	September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Salaries and benefits	$2,841	$2,928	$(87)	(3.0)%
Occupancy	338	316	22	7.0%
Equipment	208	228	(20)	(8.8)%
Supplies	73	44	29	65.9%
Professional and outside services	735	649	86	13.3%
Advertising and marketing	82	77	5	6.5%
Foreclosed assets, net	6	21	(15)	(71.4)%
FDIC insurance premium	-	82	(82)	(100.0)%
Other operating expense	605	475	130	27.4%
Total noninterest expense	$4,888	$4,820	$68	1.4%

•	The increase in professional and outside services is the result of an increase in customer accounts and transaction volumes compared with the prior period.
•	The decrease in the FDIC insurance premium is related to the receipt of the small bank credit from the FDIC during the quarter.

•	The increase in other operating expense is primarily related to costs associated with loan originations during the quarter.

	For the Nine Months Ended
	September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Salaries and benefits	$9,478	$8,843	$635	7.2%
Occupancy	1,010	991	19	1.9%
Equipment	644	658	(14)	(2.1)%
Supplies	156	147	9	6.1%
Professional and outside services	2,298	2,170	128	5.9%
Advertising and marketing	204	224	(20)	(8.9)%
Foreclosed assets, net	13	(53)	66	(124.5)%
FDIC insurance premium	158	238	(80)	(33.6)%
Other operating expense	1,609	1,563	46	2.9%
Total noninterest expense	$15,570	$14,781	$789	5.3%

•	The increase in salaries and benefits is primarily the result of the recognition of $814,000 of additional compensation expense as a result of the triggering of change in control provisions included in the Company’s supplemental executive retirement plan and stock incentive plans, during the nine months ended September 30, 2019 as discussed in Note 11 “Stock incentive plan” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

•	The change in expense related to foreclosed real estate was due to the recognition of a gain on sale during the nine months ended September 30, 2018. There were no sales of other real estate owned during the nine months ended September 30, 2019.
•	The decrease in the FDIC insurance premium is related to the receipt of the small bank credit from the FDIC during the period.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent difference and available tax credits. Income tax expense for the three and nine months ended September 30, 2019 was $463,000 and $819,000, respectively, resulting in an effective tax rate of 21.1% and 20.5%, respectively, compared to $280,000 and $505,000, or 19.9% and 18.8%, for the same periods in 2018. The higher effective tax rate in the three and nine months ended September 30, 2019 is primarily because of an increase in pre-tax income during those periods.

Balance Sheet Analysis

Investment securities

At September 30, 2019 and December 31, 2018, all of our investment securities were classified as available for sale.

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

Approximately 82% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. We are less reliant on real estate secured lending than was the case in 2012 when 90% of our loan portfolio consisted of this type of lending. Approximately 8% of the loan portfolio consists of rehabilitated student loans purchased by the Bank in 2017, 2016, 2015 and 2014 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 10% of all loans. Loans in this category are typically made to individuals, and small and medium-sized businesses, and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

Loans classified by type as of September 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
Construction and land development
Residential	$7,803	1.85%	$7,704	1.86%
Commercial	26,038	6.16%	33,904	8.18%
	33,841	8.01%	41,608	10.04%
Commercial real estate
Owner occupied	98,269	23.24%	98,153	23.68%
Non-owner occupied	108,601	25.69%	95,034	22.93%
Multifamily	14,101	3.34%	13,597	3.28%
Farmland	164	0.04%	185	0.04%
	221,135	52.31%	206,969	49.93%
Consumer real estate
Home equity lines	18,929	4.48%	20,675	4.99%
Secured by 1-4 family residential,
First deed of trust	60,028	14.20%	57,410	13.85%
Second deed of trust	11,505	2.72%	9,556	2.31%
	90,462	21.40%	87,641	21.15%
Commercial and industrial loans (except those secured by real estate)	40,345	9.54%	36,639	8.84%
Guaranteed student loans	34,520	8.17%	39,315	9.49%
Consumer and other	2,444	0.57%	2,258	0.55%

Total loans	422,747	100.0%	414,430	100.0%
Deferred fees and costs, net	754		713
Less: allowance for loan losses	(3,101)		(3,051)

	$420,400		$412,092

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

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	September 30,	December 31,	September 30,
	2019	2018	2018
Nonaccrual loans	$1,890	$2,259	$2,079
Foreclosed properties	526	526	548
Total nonperforming assets	$2,416	$2,785	$2,627

Restructured loans (not included in nonaccrual loans above)	$8,282	$8,672	$9,097

Loans past due 90 days and still accruing (1)	$2,909	$5,573	$6,661

Nonperforming assets to loans (2)	0.57%	0.67%	0.63%

Nonperforming assets to total assets	0.43%	0.54%	0.51%

Allowance for loan losses to nonaccrual loans	164.11%	135.04%	150.60%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

The following table presents an analysis of the changes in nonperforming assets for the nine months ended September 30, 2019 (in thousands):

	Nonaccrual	Foreclosed
	Loans	Properties	Total
Balance December 31, 2018	$2,259	$526	$2,785
Additions	477	-	477
Loans placed back on accrual	(618)	-	(618)
Transfers to OREO	-	-	-
Repayments	(159)	-	(159)
Charge-offs	(69)	-	(69)
Sales	-	-	-

Balance September 30, 2019	$1,890	$526	$2,416

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

Of the total nonaccrual loans of $1,890,000 at September 30, 2019 that were considered impaired, two loans totaling $11,000 had specific allowances for loan losses totaling $11,000. This compares to $2,259,000 in nonaccrual loans at December 31, 2018 of which three loans totaling $17,000 had specific allowances for loan losses of $17,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $135,000 and $212,000 for the nine months ended September 30, 2019 and 2018, respectively.

Deposits

Deposits as of September 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
Demand accounts	147,969	31.0%	$119,317	27.2%
Interest checking accounts	46,631	9.8%	49,188	11.2%
Money market accounts	113,061	23.7%	86,295	19.7%
Savings accounts	25,945	5.4%	28,693	6.5%
Time deposits of $250,000 and over	25,126	5.3%	24,160	5.5%
Other time deposits	118,707	24.8%	131,392	29.9%

Total	$477,439	100.0%	$439,047	100.0%

Total deposits increased by $38,392,000, or 8.7%, from $439,047,000 at December 31, 2018 to $477,439,000 at September 30, 2019, as compared to an increase of $25,242,000, or 6.12%, during the first nine months of 2018. Checking and savings accounts increased by $26,095,000, money market accounts increased by $26,765,000 and time deposits decreased by $11,719,000 during the first nine months of 2019. The cost of our interest-bearing deposits increased to 1.17% for the first nine months of 2019 compared to 0.86% for the first nine months of 2018.

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

Capital resources

Shareholders’ equity at September 30, 2019 was $41,516,000 compared to $37,133,000 at December 31, 2018. The $4.4 million increase in shareholders’ equity during the nine months ended September 30, 2019 is primarily due to net income of $3,173,000.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2019	2018
Tier 1 capital
Total bank equity capital	$52,204	$48,272
Net unrealized (gain) loss on available-for-sale securities	(112)	696
Defined benefit postretirement plan	47	53
Dissallowed deferred tax asset	(1,159)	(2,146)
Total Tier 1 capital	50,980	46,875

Tier 2 capital
Allowance for loan losses	3,101	3,051
Tier 2 capital deduction	(202)	-
Total Tier 2 capital	2,899	3,051

Total risk-based capital	53,879	49,926

Risk-weighted assets	$426,756	$400,639

Average assets	$545,134	$512,558

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	9.35%	9.15%
Common equity tier 1 capital ratio (CET 1)	11.95%	11.70%
Tier 1 capital to risk-weighted assets	11.95%	11.70%
Total capital to risk-weighted assets	12.63%	12.46%
Equity to total assets	9.37%	9.42%

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

At September 30, 2019, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale totaled $92,489,000, or 16.5% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $8,140,000 of these securities are pledged against current and potential fundings.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were no borrowings against the lines at September 30, 2019 and December 31, 2018.

We are also a member of the Federal Home Loan Bank of Atlanta (“FHLB”), from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2019 was $23.9 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets. Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At September 30, 2019, we had commitments to originate $101,930,000 of loans. Fixed commitments to incur capital expenditures were less than $100,000 at September 30, 2019. Certificates of deposit scheduled to mature in the 12-month period ending September 30, 2020 totaled $80,257,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

LIBOR and Other Benchmark Rates

Following the announcement by the U.K.’s Financial Conduct Authority in July 2017 that it will no longer persuade or require banks to submit rates for the London InterBank Offered Rate (“LIBOR”) after 2021, central banks and regulators around the world have commissioned working groups to find suitable replacements for Interbank Offered Rates (“IBOR”) and other benchmark rates and to implement financial benchmark reforms more generally. These actions have resulted in uncertainty regarding the use of alternative reference rates (“ARRs”) and could cause disruptions in a variety of markets, as well as adversely impact our business, operations and financial results.

To facilitate an orderly transition from IBORs and other benchmark rates to ARRs, the Company has established a company-wide initiative led by senior management. The objective of this initiative is to identify and assess the Company’s exposure and develop an appropriate action plan to address prior to transition.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2019. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A – RISK FACTORS

Except as previously disclosed, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: November 12, 2019	By:	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

Date: November 12, 2019	By:	/s/ Donald M. Kaloski, Jr.
Donald M. Kaloski, Jr.
Executive Vice President and Chief Financial Officer