Form 10-K
period 2019-12-31
Village Bank & Trust Financial Corp.
filed 2020-03-16
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number 0-50765

VILLAGE BANK AND TRUST FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Virginia	16-1694602
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13319 Midlothian Turnpike, Midlothian, Virginia	23113
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 804-897-3900

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, $4.00 par value	VBFC	The Nasdaq Stock Market

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

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

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $24,717,000.

The number of shares of common stock outstanding as of February 28, 2020 was 1,453,759.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in conjunction with the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

The Bank is the primary operating business of the Company. The Bank offers a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and commercial, real estate and consumer loans, primarily in the Richmond, Virginia and Williamsburg, Virginia metropolitan areas. The Bank was organized in 1999 as a Virginia chartered bank to engage in a general banking business to serve the communities in and around Richmond, Virginia and expanded its services to Williamsburg, Virginia in 2017. Deposits with the Bank are insured to the maximum amount provided by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a comprehensive range of financial services and products and specializes in providing customized financial services to small and medium sized businesses, professionals, and individuals. The Bank provides its customers with personal customized service utilizing modern technology and delivery channels.

Bank revenues are derived from interest and fees received in connection with loans, deposits, and mortgage services. Administrative and operating expenses are the major expenses, followed by interest paid on deposits and borrowings. Revenues from the Mortgage Company consist primarily of gains from the sale of loans and loan origination fees and its major expenses consist of personnel, occupancy, data processing, and other operating expenses. In 2019, revenue (after intercompany eliminations) generated by the Bank totaled $25.8 million and the Mortgage Company generated $7.5 million in revenue.

Segment Reporting

The Company has two reportable segments: traditional commercial banking and mortgage banking. For more financial data and other information about each of the Company’s operating segments, refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Segment Information – Commercial Banking Segment” and “Segment Information – Mortgage Banking Segment”, and to Note 19 “Segment Reporting” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Business Strategy

We are changing strategies that we believe will help us achieve our goal of delivering long-term total shareholder returns that rank in the top quartile of a nationwide peer group.  To achieve this goal, we strive to deliver a top quartile return on equity, produce sustainable earnings growth, achieve best quartile earnings volatility in our industry and deliver best quartile asset quality in the worst part of the economic cycle.  Our current business strategies include the following:

·	Build full service banking relationships with high quality local companies by being problem solvers and business builders, not just bankers. We will continue to field a team of bankers and leaders who are both great bankers and exceptional business people. We will have the capital, capabilities and connections to help business owners achieve their goals and overcome obstacles to their success. We target win-win outcomes. We expect to be disciplined lenders during the good times so that during difficult times we can support our good clients, win high quality relationships and recruit talented bankers while other banks focus on their own challenges. Real estate lending will continue to be an important part of our business. We intend to be diligent in managing overall portfolio concentrations, and we will focus on real estate sectors and sponsors that we expect to perform better during difficult times. We target wealth building real estate investors. We will understand the needs and goals of our business clients and their owners so that we can help them fulfill those needs and achieve those goals. We will target deposit only relationships as actively as we will target full loan and deposit relationships. Wherever possible and prudent, we will purchase products and services from the companies that do business with us to support our clients and thank them for their business.

·	Build long-term, mutually beneficial banking relationships with individuals and families in our market area. We will offer the basic financial products and services individuals and families in our communities need backed by exceptionally professional and caring service. We offer convenience and flexibility through in person, online, mobile and telephonic options for enrolling in new services, handling transactions and seeking service. We want to help our clients thrive on their journey through life. Through our own team members and business partners, we will help clients develop plans for handling the big moments they will encounter along the way. We will use technology to understand our clients, serve their needs and grow our business.

·	Grow the Mortgage Company’s profitability and positive contribution to our brand. We intend to add loan officers and production teams, more fully identify and serve the mortgage needs of bank clients, appropriately leverage available grant programs, offer portfolio mortgage products, and enhance our marketing efforts to grow mortgage banking revenues. We plan to continue to treat mortgage banking as a specialty line of business. We will continue to differentiate ourselves by treating the homeowners, realtors, builders and financial advisors who refer their clients to us with exceptionally professional and caring service.

·	Build and sustain the economics of our balance sheet, income statement and business model:

o	Defend and expand our Net Interest Margin by improving the mix of both assets and funding wherever possible.
o	Build and grow other non-interest income services to leverage our return on assets (“ROA”) and return on equity (“ROE”).
o	Streamline and rationalize our processes and organization to improve productivity and efficiency.
o	Include a prudent amount of debt in our holding company capital structure to leverage a strong ROA into an even stronger ROE.

·	Achieve excellence in risk management. We strive to achieve best quartile performance on credit quality metrics in the worst part of the business cycle and sustainable earnings growth over the long term. Risk taking is a fundamental part of banking. Top performing banks are very good at identifying, understanding, measuring, monitoring, managing, mitigating and getting paid for the risks the organization takes. We are committed to building and sustaining the culture, talent, tools, policies, processes and discipline needed to be a top performer in our risk management functions.

·	Be the place where exceptional people want to work. We are committed to achieving great things and need teammates who share that commitment. We will sustain our fun, fulfilling and rewarding work environment built on trust and teamwork. We know that we will achieve our goals by fielding a team of champions, not by building our business around individual stars. We are a meritocracy where every individual knows he or she can make a difference every day, where their individual contributions are valued, where we invest in our teammates, and where we hold people accountable. We will invest in technology to leverage the talents of our associates and provide the flexibility to allow them to manage their work and life priorities effectively. We will offer benefits and resources intended to help our team members be fit to thrive on their journey through life. When we make difficult business decisions, we will do so with sensitivity to and understanding of the consequences of those decisions.

·	Make a lasting difference in our communities. We will invest our work, wisdom and wealth to help our communities prepare young people for success in life, help families navigate the complex maze of modern life and support and honor the individuals who serve and protect us. We believe that we can be particularly effective in serving our many stakeholders by being a leader in education and workforce development initiatives in our community because success in these areas will help individuals and families provide for themselves and will provide businesses with the talented employees they need to grow and prosper.

We strongly believe that there is a continuing need for banks like Village with deep community roots and that a well-run community based bank can generate attractive returns for shareholders over the long term.

Market Area

The Company, the Bank, and the Mortgage Company are headquartered in Chesterfield County and primarily serve the Central Virginia region and the Richmond and Williamsburg Metropolitan Statistical Areas. We currently conduct business from nine full-service branch banking offices, and a mortgage loan production office in Central Virginia in the counties of Chesterfield, Hanover, Henrico, Powhatan and James City.

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

·	Commercial Business Lending. We make secured and unsecured loans to small- and medium-sized businesses for purposes such as funding working capital needs (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. We also make loans under Small Business Administration and state sponsored business loan programs. In our underwriting, we evaluate the earnings and cash flows of the business, guarantor support and both the need for and the protection offered by the collateral for the loan.

·	Commercial Real Estate Acquisition, Development, Construction and Mortgage Lending. We make loans to our clients for the purposes of acquiring, developing, constructing and owning commercial real estate. These properties may be owner-occupied or may be held for investment purposes and repaid from rental income or from the sale of the property.

·	Consumer Lending. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. We also originate fixed and variable rate mortgage loans and real estate construction and acquisition loans. Residential loans originated by our mortgage company are usually sold in the secondary mortgage market.

·	Loan Participations. We sell loan participations in the ordinary course of business when a loan originated by us exceeds our legal lending limit or we otherwise deem it prudent to share the risk with another lending institution. Additionally, we purchase loan participations from other banks, usually without recourse against that bank. We underwrite purchased loan participations in accordance with normal underwriting practices.

·	Loan Purchases. We purchase Federal Rehabilitated Student Loan portfolios when approved by the board of directors. These loans are guaranteed by the U.S. Department of Education (“DOE”) which covers approximately 98% of the principal and interest. These loans are serviced by a third party servicer that specializes in handling these types of loans.

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

Lending Limit. As of December 31, 2019, our legal lending limit for loans to one borrower was approximately $8,198,000. However, we generally limit credit to any one individual or entity to a maximum of $5,000,000.

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

At June 30, 2019, the latest date such information is available from the FDIC, the Bank’s deposit market share in Chesterfield County was 4.70%, 4.03% in Hanover County, 8.57% in Powhatan County, 0.37% in the Richmond metropolitan statistical area, 0.09% in Henrico County and 0.68% in James City County.

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

The future changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent regulatory requirements or otherwise adversely affect the business and financial condition of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

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

Limits on the Payment of Dividends. The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Virtually all of the Company’s cash revenues will result from dividends paid to it by the Bank, which is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings without approval by the BFI. As of December 31, 2019, the Bank did not have any accumulated retained earnings. In addition, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be "undercapitalized," as defined in FDIC regulations.

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

Insurance of Accounts, Assessments and Regulation by the FDIC. Our deposits are insured by the FDIC up to the limits set forth under applicable law, currently $250,000. We are subject to the deposit insurance assessments of the DIF. The deposit insurance assessment base is average total assets minus average tangible equity. The FDIC uses a “financial ratios method” based on CAMELS composite ratings to determine assessment rates for small established institutions with less than $10 billion of assets, such as the Bank. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions.

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

On September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which became effective on January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. The Bank does not expect to opt into the CBLR framework in 2020.

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

To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. At December 31, 2019, the Bank’s common equity Tier 1 capital ratio was 12.15%, its Tier 1 risk-based capital ratio was 12.15%, its total risk-based capital ratio was 12.56% and its leverage ratio was 9.69%.  Accordingly, as of December 31, 2019, the Bank met the minimum ratios to be classified as well capitalized.  More information concerning our regulatory ratios at December 31, 2019 is included in Note 13 to the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

As described above, on September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion of consolidated assets to elect to opt into the CBLR framework. Banks opting into the CBLR framework and maintaining a CBLR of greater than 9% would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. The Bank does not expect to opt into the CBLR framework in 2020.

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

Incentive Compensation Policies and Restrictions. In July 2010, the federal banking agencies issued guidance that applies to all banking organizations supervised by the agencies (thereby including both the Company and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. At December 31, 2019, we had not been made aware of any instances of non-compliance with this guidance. The Dodd-Frank Act requires the appropriate federal regulators to establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or bank that provides an insider or other employee with “excessive compensation” or that could lead to a material financial loss to such firm. These standards have not yet been established.

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

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on depository institutions by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. Federal regulatory authorities also have broad enforcement powers over us, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors. At December 31, 2019, the Bank met the ratio requirements to be classified as a well capitalized financial institution.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. We are evaluating what impact this proposed rule, if implemented, may have on the Company.

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

Employees

As of December 31, 2019, the Company and its subsidiaries had a total of 138 full-time employees and 8 part-time employees. None of the Company’s employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

In addition, the adoption of Accounting Standards Update (“ASU”) 2016-13, as amended, could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. As a smaller reporting company, the Company has elected to defer adoption of ASU 2016-13 until January 2023. For information regarding recent accounting pronouncements and their effect on us, see “Recent Accounting Pronouncements” in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly capital, and may have a material adverse effect on our financial condition and results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

Our nonperforming assets adversely affect our net income in various ways. Nonperforming assets, (which include nonaccrual loans and other real estate owned, but exclude loans past due 90 days and still accruing as these loans are rehabilitated student loans which have a 98% guarantee by the DOE of principal and interest), were $2,394,000, or 0.44% of total assets, as of December 31, 2019. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair value of the collateral less estimated selling costs, which may result in a loss. An increased level of nonperforming assets also increases our risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. We utilize various techniques such as workouts, restructurings and loan sales to manage problem assets. Increases in or negative changes in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that we will avoid increases in nonperforming loans in the future.

We have a high concentration of loans secured by real estate, and a downturn in the local real estate market could materially and negatively affect our business.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, residential mortgages, home equity loans and lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) located principally in the Commonwealth of Virginia. As of December 31, 2019, 81% of all loans were secured by mortgages on real property. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. If there is a decline in real estate values, especially in our market area, the collateral for loans would deteriorate and provide significantly less security. The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and we would be more likely to suffer losses.

A portion of our loan portfolio consists of construction and land development loans, and a decline in real estate values and economic conditions would adversely affect the value of the collateral securing the loans and have an adverse effect on our financial condition.

At December 31, 2019, approximately 7.4% of our loan portfolio, or $31,950,000, consisted of construction and land development loans. Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate and improved, income producing real estate. Risk of loss on a construction or land development loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction or development, the marketability of the property, and the bid price and estimated cost (including interest) of construction or development. If the estimate of construction or development costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders and developers, the cost breakdown of construction or development is provided by the builder or developer. Although our underwriting criteria are designed to evaluate and minimize the risks of each construction or land development loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to our operations. In addition, construction and land development loans are dependent on the successful completion of the projects they finance. Loans secured by vacant or unimproved land are generally riskier than loans secured by improved property. These loans are more susceptible to adverse conditions in the real estate market and local economy.

We have a significant concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2019, we had approximately $228,349,000 in loans secured by commercial real estate, representing approximately 53.2% of total loans outstanding at that date. The real estate consists primarily of non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful rental of their properties. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition.

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

We may be required to transition from the use of the London Interbank Offered Rate ("LIBOR") index in the future.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. As a result, the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. At this time, it is impossible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is impossible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what effects any such changes in views or alternatives may have on the markets for LIBOR-indexed financial instruments.

Regulators, industry groups, and others have, among other things, published recommended replacement language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate), and proposed implementations of the recommended alternatives in floating rate instruments. There is not yet any consensus on what recommendations and proposals will be broadly accepted.

We have a significant number of loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

We face strong and growing competition from financial services companies and other companies that offer banking and other financial services, which could negatively affect our business.

We encounter substantial competition from other financial institutions in our market area and competition is increasing. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service area. These competitors include national, regional and community banks. We also face competition from many other types of financial institutions, including finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, financial subsidiaries of certain industrial corporations, financial technology (“fintech”) companies and mortgage companies. In particular, the activity of fintech companies has grown significantly over recent years and is expected to continue to grow. Fintech companies have and may continue to offer bank or bank-like products and some fintech companies have applied for bank charters. In addition, other fintech companies have partnered with existing banks to allow them to offer deposit products to their customers. Increased competition may result in reduced business for us.

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

Mortgage banking income, net of commissions, represented approximately 64% of total noninterest income for the year ended December 31, 2019. The success of our mortgage company is dependent upon our ability to originate loans and sell them to investors at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. During the recovery from the financial crisis, revenues from mortgage banking increased due to a lowering interest rate environment that resulted in a high volume of mortgage loan refinancing activity. More recently, revenues have been adversely affected by rising interest rates, home affordability and inventory issues, and changing incentives for homeownership under the Tax Reform Act. Loan production levels may also suffer if we experience a slowdown in the local housing market or tightening credit conditions. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage banking activities. As a result, these conditions would also adversely affect our results of operations.

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

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a client’s audited financial statements conform with U.S. generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of that client. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

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

We are currently facing increased regulation and supervision of our industry as a result of the financial crisis in the banking and financial markets. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways. Such additional regulation and supervision has increased, and may continue to increase, our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

Regulatory enacted capital standards, including the Basel III Capital Rules, may require the Company and the Bank to maintain higher levels of capital and liquid assets, which could adversely affect our profitability and return on equity or require us to raise additional capital and dilute existing shareholders.

We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that the Company and the Bank must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and/or other regulatory requirements, our financial condition would be materially and adversely affected. The Basel III Capital Rules require bank holding companies and their subsidiaries to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. While the Company is exempt from these capital requirements under the SBHC Policy Statement, the Bank is not exempt and must comply. The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the FDI Act. Satisfying capital requirements may require us to limit our banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect our business, financial condition and results of operations. As described in Item 1 – “Business” under “Supervision and Regulation – Capital Adequacy,” banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. The Bank does not expect to opt into the CBLR framework in 2020.

Our largest shareholder, Kenneth R. Lehman, has significant influence over our business through his share ownership and his interests may not align with the interests of other holders of our common stock.

According to the Form 4 filed by Mr. Lehman with the SEC on February 10, 2020, Mr. Lehman owns 753,333 shares, or approximately 51.8%, of the Company’s outstanding common stock. Due to this ownership, he is able to influence the outcome of any matter submitted to a vote of our shareholders. In addition, Mr. Lehman previously served on the boards of directors of the Company and the Bank and management regularly seeks guidance and perspective from him given his extensive industry experience. Mr. Lehman owns significant shares of other financial institutions, some of which may compete with us. These affiliations may create conflicts of interest that could incentivize him to take or approve actions with respect to other institutions that may have a negative impact on us (e.g. marketing efforts, product pricing, lending policies, business combination transactions, etc.).  While we believe Mr. Lehman’s significant investment in the Company provides some protection in this regard, Mr. Lehman’s interests may not directly align with the interests of other holders of our common stock.

If Mr. Lehman acquires more than 66.67% of the Company’s outstanding shares of common stock, it will cause the acceleration of benefits under certain of our employment and benefit agreements, which will cause us to incur additional compensation expenses.

Certain of our employment and benefit agreements include customary provisions that provide for additional or accelerated compensation in the event of a change of control of the Company. If Mr. Lehman acquires more than 66.67% of the Company’s outstanding shares of common stock, it will cause the acceleration of benefits under some of these agreements. As described above, Mr. Lehman owned approximately 51.8% of our outstanding common stock as of February 10, 2020.

Our stock incentive plan provides for “single-trigger” acceleration of change of control benefits, which means certain employees will receive benefits upon a change of control of the Company, regardless of whether the change of control affects their employment with the Company or any successor. These change of control benefits include accelerated vesting of restricted stock awards. If Mr. Lehman’s ownership of the Company’s common stock had exceeded 66.67% as of December 31, 2019, we would have recognized approximately $364,000 in related compensation expenses in 2019.

Our change of control agreements provide for “double-trigger” acceleration of change of control benefits, which means the benefits are only payable if the employee experiences a qualifying termination of employment in connection with a change of control. Mr. Lehman’s acquisition of more than 66.67% of the Company’s outstanding common stock would not automatically result in the payment or acceleration of change of control benefits under these agreements. However, under certain circumstances, if the Company were to terminate these employees or the employees were to voluntarily resign following Mr. Lehman’s acquisition of more than 66.67% of the Company’s outstanding common stock, the Company would incur significant additional expenses.

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

Our ability to pay dividends is limited by regulatory restrictions and our need to maintain sufficient capital. The ability of the Bank to pay dividends to the Company also will be limited by the Bank’s obligations to maintain sufficient capital, earnings and liquidity and by other general restrictions on its dividends under federal and state bank regulatory requirements. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings without approval by the BFI. As of December 31, 2019, the Bank did not have any accumulated retained earnings. Any future financing arrangements that we enter into may also limit our ability to pay dividends to our shareholders. If we do not satisfy these regulatory requirements or arrangements, we will be unable to pay dividends on our common stock. Further, even if we have earnings and available cash in an amount sufficient to pay dividends to our shareholders, the board of directors, in its sole discretion, may decide to retain them and therefore not pay dividends in the future.

If we fail to pay interest on or otherwise default on our subordinated notes and subordinated debt securities, we will be prohibited from paying dividends or distributions on our common stock.

As of December 31, 2019, we had $5.7 million of subordinated notes and $8.8 million of subordinated debt securities outstanding. The agreements under which the subordinated notes and subordinated debt securities were issued prohibit us from paying any dividends on our common stock or making any other distributions to our shareholders upon our failure to make any required payment of principal or interest or during the continuance of an event of default under the applicable agreement. Events of default generally consist of, among other things, certain events of bankruptcy, insolvency or liquidation relating to us. If we were to fail to make a required payment of principal or interest on our subordinated notes or subordinated debt securities, it could have a material adverse effect on the market value of our common stock.

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

In addition to its executive offices, the Bank owns six full service branch buildings including the land on those buildings and leases an additional three full service branch buildings. Three of our branch offices are located in Chesterfield County, with two branch offices in Hanover County, two in Henrico County, one in Powhatan County and one in James City County.

Our properties are maintained in good operating condition and we believe they are suitable and adequate for our operational needs.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of its operations, the Company is a party to various legal proceedings. As of the date of this report, there are no pending or threatened proceedings against the Company that, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

Part Ii

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information

Shares of the Company’s common stock trade on the Nasdaq Capital Market under the symbol “VBFC”.

The Company has not paid any dividends on its common stock. We intend to retain all of our earnings to finance the Company’s operations and we do not anticipate paying cash dividends in the near term. Any decision made by the board of directors to declare dividends in the future will depend on the Company’s future earnings, capital requirements, financial condition and other factors deemed relevant by the board. A discussion of certain restrictions and limitations on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to shareholders of its common stock, is set forth in Item 1 – “Business” under “Supervision and Regulation.”

During the first quarter of 2018, the Company used the proceeds from a subordinated note issuance to redeem the remaining 5,027 shares ($5,027,000 aggregate liquidation value) of its Series A preferred stock plus accrued dividends of $56,554.

During the second quarter of 2019, the Company received approval from state and federal regulators allowing the Bank to pay a special dividend to the Company for the purpose of servicing the trust preferred securities and subordinated debt.

Holders

At February 28, 2020, there were 1,453,759 shares of common stock outstanding held by approximately 955 active holders, including registered holders and beneficial holders of shares through banks, brokers and other nominees.

For information concerning the Company’s Equity Compensation Plans, see Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Purchases of Equity Securities

The Company did not repurchase any of its common stock during 2019 or 2018.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

·	changes in assumptions underlying the establishment of allowances for loan losses, and other estimates;
·	the risks of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
·	the effects of future economic, business and market conditions;
·	legislative and regulatory changes, including the Dodd-Frank Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverages;
·	our inability to maintain our regulatory capital position;
·	the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions despite security measures implemented by the Company;
·	changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, soundness of other financial institutions we do business with;
·	risks inherent in making loans such as repayment risks and fluctuating collateral values;
·	changes in operations of the Mortgage Company as a result of the activity in the residential real estate market;
·	exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;
·	governmental monetary and fiscal policies;
·	changes in accounting policies, rules and practices;
·	reliance on our management team, including our ability to attract and retain key personnel;
·	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
·	demand, development and acceptance of new products and services;
·	problems with technology utilized by us;

·	changing trends in customer profiles and behavior; and
·	other factors described from time to time in our reports filed with the SEC.

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

Results of Operations

The following presents management’s discussion and analysis of the financial condition of the Company at December 31, 2019 and 2018, and results of operations for the Company for the years ended December 31, 2019 and 2018. This discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

Summary

The Company recorded net income and net income available to common shareholders of $4,477,000 or $3.10 per fully diluted share in 2019, compared to a net income of $3,037,000 and net income available to common shareholders of $2,924,000, or $2.04 per fully diluted share in 2018.

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

	Year Ended December 31,
	2019	2018	Change
	(dollars in thousands)
Average interest-earning assets	$494,003	$458,841	$35,162
Interest income	$23,487	$21,068	$2,419
Yield on interest-earning assets	4.75%	4.59%	0.16%
Average interest-bearing liabilities	$360,560	$344,959	$15,601
Interest expense	$5,330	$3,908	$1,422
Cost of interest-bearing liabilities	1.48%	1.13%	0.35%
Net interest income	$18,157	$17,160	$997
Net interest margin	3.68%	3.74%	(0.06)%

The increase in net interest income of $997,000 for the year ended December 31, 2019 was a result of positive movements in interest income. Interest income increased $2,419,000 with interest income on loans held for investment increasing $1,944,000 and interest income on investments increasing by $55,000. The increase in interest income on loans held for investment was attributable to an increase in average loans outstanding of $21,140,000 and an increase in the yield of 22 basis points. The increase in interest income on securities was due to an increase in the yield of 23 basis points. Interest expense increased by $1,422,000 because of an increase in average interest bearing liabilities of $15,601,000 and an increase in the cost of interest bearing liabilities of 35 basis points.

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

Average Balance Sheets, Income and Expense, Yields and Rates

	Year Ended December 31, 2019			Year Ended December 31, 2018
		Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$40,772	$1,935	4.75%	$39,739	$1,646	4.14%
Real estate - residential	89,542	4,896	5.47%	90,612	4,792	5.29%
Real estate - commercial	216,482	11,090	5.12%	187,824	9,090	4.84%
Real estate - construction	34,932	1,624	4.65%	36,482	1,981	5.43%
Student loans	36,312	1,792	4.93%	42,465	1,916	4.51%
Consumer	2,261	169	7.48%	2,039	137	6.72%
Gross loans	420,301	21,506	5.12%	399,161	19,562	4.90%
Investment securities	44,853	1,117	2.49%	46,901	1,062	2.26%
Loans held for sale	13,279	539	4.06%	6,388	309	4.84%
Federal funds and other	15,570	325	2.09%	6,391	135	2.11%
Total interest earning assets	494,003	23,487	4.75%	458,841	21,068	4.59%
Allowance for loan losses	(3,064)			(3,239)
Cash and due from banks	9,960			9,933
Premises and equipment, net	13,464			12,787
Other assets	18,843			20,714
Total assets	$533,206			$499,036

Interest bearing deposits
Interest checking	48,123	85	0.18%	48,162	87	0.18%
Money market	101,037	838	0.83%	84,577	397	0.47%
Savings	23,381	40	0.17%	24,152	41	0.17%
Certificates	150,513	2,889	1.92%	155,871	2,299	1.47%
Total deposits	323,054	3,852	1.19%	312,762	2,824	0.90%
Borrowings
Long-term debt - trust preferred securities	8,779	372	4.24%	8,791	340	3.87%
FHLB advances	22,693	692	3.05%	18,470	417	2.26%
Subordinated debt, net	5,578	403	7.22%	4,336	313	7.22%
Other borrowings	456	11	2.41%	600	14	2.33%
Total interest bearing liabilities	360,560	5,330	1.48%	344,959	3,908	1.13%
Noninterest bearing deposits	127,667			114,690
Other liabilities	4,868			2,864
Total liabilities	493,095			462,513
Equity capital	40,111			36,523
Total liabilities and capital	$533,206			$499,036

Net interest income before provision for loan losses		$18,157			$17,160

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.27%			3.46%

Net interest margin (net interest income expressed as a percentage of average earning assets)			3.68%			3.74%

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

	2019 vs. 2018
	Increase (Decrease)
	Due to Changes in
	Volume	Rate	Total
Interest income
Loans	$1,018	$926	$1,944
Investment securities	(43)	98	55
Loans held for sale	270	(40)	230
Fed funds sold and other	192	(2)	190
Total interest income	1,437	982	2,419

Interest expense
Deposits
Interest checking	-	(2)	(2)
Money market accounts	89	352	441
Savings accounts	(1)	-	(1)
Certificates of deposit	(76)	666	590
Total deposits	12	1,016	1,028
Borrowings
Long-term debt	-	32	32
FHLB Advances	109	166	275
Subordinated debt, net	90	-	90
Other borrowings	(3)	-	(3)
Total interest expense	208	1,214	1,421

Net interest income	$1,229	$(232)	$997

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

The Company recorded a provision for loan losses of $135,000 for the year ended December 31, 2019 because of an increase in the specific reserves associated with a relationship evaluated individually for impairment. The Company did not record a provision for loan losses for the year ended December 31, 2018 because of minimal net charge-offs, no significant changes in qualitative factors, and stable asset quality.

For more financial data and other information about the provision for loan losses refer to section, “Balance Sheet Analysis” under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 4 “Allowance for Loan Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, gains and losses on sale of mortgage loans and securities held for sale. The most significant noninterest income item has been mortgage banking income, net of commissions, representing 64% for the year ended December 31, 2019 and 66% for the year ended December 31, 2018.

	For the Year Ended
	December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Service charges and fees	$2,099	$1,914	$185	9.7%
Mortgage banking income, net	5,039	4,064	975	24.0%
Gain (loss) on sale of investment securities	101	(89)	190	(213.5)%
Gain on sale of SBA loans	288	-	288	100.0%
Other	381	302	79	26.2%
Total noninterest income	$7,908	$6,191	$1,717	27.7%

·	Service charges and fees increased primarily because of the growth in deposit transaction accounts and the implementation of an updated pricing structure for services and fees.
·	The increase in mortgage banking income, net is a result of a 26% increase in the volume of loan originations and a 20% increase in the volume of loan sales compared to the prior year.
·	The Company sold approximately $6,500,000 and $9,100,000 in investment securities resulting in a gain of $101,000 and a loss of $89,000 during the years ended December 31, 2019 and 2018, respectively. These sales resulted from management’s efforts to reduce interest rate risk in our investment portfolio.
·	The Company executed the sale of Small Business Administration loan guaranteed strips and the sale of USDA guaranteed loans producing a gain on sale of $313,000.

Noninterest expense

Noninterest expense includes all expenses of the Company with the exception of interest expense on deposits and borrowings, provision for loan losses and income taxes. Some of the primary components of noninterest expense are salaries and benefits, occupancy and equipment costs and professional and outside services. Over the last two years, the most significant noninterest expense item has been salaries and benefits, representing 60% and 59% of noninterest expense in 2019 and 2018, respectively.

	For the Year Ended
	December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Salaries and benefits	$12,241	$11,625	$616	5.3%
Occupancy	1,346	1,327	19	1.4%
Equipment	852	875	(23)	(2.6)%
Write down of assets held for sale	22	56	(34)	(60.7)%
Supplies	193	186	7	3.8%
Professional and outside services	3,036	2,973	63	2.1%
Advertising and marketing	293	297	(4)	(1.3)%
Foreclosed assets, net	17	(48)	65	(135.4)%
FDIC insurance premium	158	323	(165)	(51.1)%
Other operating expense	2,131	2,007	124	6.2%
Total noninterest expense	$20,289	$19,621	$668	3.4%

·	The increase in salaries and benefits is primarily the result of the recognition of $814,000 of additional compensation expense as a result of the triggering of change in control provisions included in the Company’s supplemental executive retirement plan and stock incentive plans during 2019 as discussed in Note 14 “Stock incentive plan” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.
·	The change in expense related to foreclosed real estate was due to the recognition of a gain on sale during the year ended December 31, 2018. There were no sales of other real estate owned during the year ended December 31, 2019.
·	The decrease in the FDIC insurance premium is related to the receipt of the small bank credit from the FDIC during 2019.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent difference and available tax credits. Income tax expense for the years ended December 31, 2019 and 2018, was $1,164,000 and $693,000, respectively, resulting in an effective tax rate of 20.6% and 18.5%, respectively. The higher effective tax rate for the year ended December 31, 2019 is primarily because of an increase in pre-tax income during those periods.

The Company has a net deferred tax asset which is included in other assets on the balance sheet. For more financial data and other information about income taxes refer to Note 1 “Summary of Significant Accounting Policies” and Note 9 “Income Taxes” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Balance Sheet Analysis

Investment securities

At December 31, 2019 and 2018, all of our investment securities were classified as available for sale.

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

Approximately 81% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. Approximately 8% of the loan portfolio consists of rehabilitated student loans purchased by the Bank from 2014 to 2017 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 11% of all loans. Loans in this category are typically made to individuals and small and medium-sized businesses, and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

The following tables present the composition of our loan portfolio at the dates indicated (dollars in thousands).

	December 31, 2019		December 31, 2018
	Amount	%	Amount	%
Construction and land development
Residential	$7,887	1.84%	$7,704	1.86%
Commercial	24,063	5.60%	33,904	8.18%
	31,950	7.44%	41,608	10.04%
Commercial real estate
Owner occupied	98,353	22.91%	98,153	23.68%
Non-owner occupied	116,508	27.14%	95,034	22.93%
Multifamily	13,332	3.10%	13,597	3.28%
Farmland	156	0.04%	185	0.04%
	228,349	53.19%	206,969	49.93%
Consumer real estate
Home equity lines	21,509	5.01%	20,675	4.99%
Secured by 1-4 family residential,
First deed of trust	55,856	13.01%	57,410	13.85%
Second deed of trust	10,411	2.43%	9,556	2.31%
	87,776	20.45%	87,641	21.15%
Commercial and industrial loans (except those secured by real estate)	45,074	10.50%	36,639	8.84%
Guaranteed student loans	33,525	7.81%	39,315	9.49%
Consumer and other	2,621	0.61%	2,258	0.55%

Total loans	429,295	100.0%	414,430	100.0%
Deferred fees and costs, net	764		713
Less: allowance for loan losses	(3,186)		(3,051)

	$426,873		$412,092

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

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands).

	December 31,
	2019	2018
Nonaccrual loans	$1,868	$2,259
Foreclosed properties	526	526
Total nonperforming assets	$2,394	$2,785
Restructured loans (not included in nonaccrual loans above)	$7,059	$8,673
Loans past due 90 days and still accruing (1)	$2,567	$5,573
Nonperforming assets to loans (2)	0.56%	0.67%
Nonperforming assets to total assets	0.44%	0.54%
Allowance for loan losses to nonaccrual loans	170.57%	135.04%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

The following table presents an analysis of the changes in nonperforming assets for 2019 (in thousands).

	Nonaccrual
	Loans	OREO	Total
Balance December 31, 2018	$2,259	$526	$2,785
Additions	598	-	598
Loans placed back on accrual	(568)	-	(568)
Transfers to OREO	-	-	-
Repayments	(298)	-	(298)
Charge-offs	(123)	-	(123)
Sales	-	-	-

Balance December 31, 2019	$1,868	$526	$2,394

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

Of the total nonaccrual loans of $1,868,000 at December 31, 2019 that were considered impaired, one loan totaling $135,000 had a specific allowance for loan loss totaling $135,000. The Company established a reserve against this loan at December 31, 2019 because of stale financial data; however, the borrower has made significant payments on the outstanding balance to support the establishment of a reserve versus a charge-off. The Company will charge-off the portion considered a loss when it becomes apparent a loss is likely. This compares to $2,259,000 in nonaccrual loans at December 31, 2018 of which three loans totaling $17,000 had specific allowances for loan losses of $17,000.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $136,000 and $240,000, for 2019 and 2018, respectively. Student loans totaling $2,567,000 and $5,573,000 at December 31, 2019 and 2018, respectively, were past due 90 days or more and interest was still being accrued as principal and interest on such loans have a 98% guarantee by the DOE. The 2% not covered by the DOE guarantee is provided for in the allowance for loan losses.

Deposits

The following table gives the composition of our deposits at the dates indicated (dollars in thousands).

	December 31, 2019		December 31, 2018
	Amount	%	Amount	%
Checking accounts
Noninterest bearing demand	131,228	29.6%	$119,317	27.2%
Interest bearing	48,428	10.9%	49,188	11.2%
Money market accounts	99,955	22.6%	86,295	19.7%
Savings accounts	26,396	6.0%	28,694	6.5%
Time deposits of $250,000 and over	22,327	5.0%	24,160	5.5%
Other time deposits	114,874	25.9%	131,393	29.9%

Total	$443,208	100.0%	$439,047	100.0%

Total deposits increased by $4,161,000, or 0.95%, from $439,047,000 at December 31, 2018 to $443,208,000 at December 31, 2019. Variances of note are as follows:

·	Noninterest bearing demand account balances increased $11,911,000, or 9.98% from December 31, 2018, and represented 29.61% of total deposits at December 31, 2019 compared to 27.18% as of December 31, 2018.

·	Low cost relationship deposit account (i.e. interest bearing checking, money market, and savings) balances increased $10,602,000, or 6.46% from December 31, 2018, and represented 39.43% of total deposits at December 31, 2019 compared to 37.39% as of December 31, 2018.

·	Time deposit balances decreased $18,352,000, or 11.80% from December 31, 2018, and represented 30.96% of total deposits at December 31, 2019 compared to 35.43% as of December 31, 2018.

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

Capital resources

Shareholders’ equity at December 31, 2019 was $42,914,000, compared to $37,133,000 at December 31, 2018. The $5,781,000 increase in shareholders’ equity during 2019 is primarily due to net income for the year of $4,477,000.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands).

	December 31,
	2019	2018
Tier 1 capital
Total bank equity capital	$53,768	$48,272
Net unrealized (gain) loss on available-for-sale securities	(186)	696
Defined benefit postretirement plan	44	53
Dissallowed deferred tax asset	(759)	(2,146)
Total Tier 1 capital	52,867	46,875

Tier 2 capital
Allowance for loan losses	3,186	3,051
Tier 2 capital deduction	(1,400)	-
Total Tier 2 capital	1,786	3,051

Total risk-based capital	54,653	49,926

Risk-weighted assets	$435,082	$400,639

Average assets	$545,567	$512,558

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	9.69%	9.15%
Common equity tier 1 capital ratio (CET 1)	12.15%	11.70%
Tier 1 capital to risk-weighted assets	12.15%	11.70%
Total capital to risk-weighted assets	12.56%	12.46%
Equity to total assets	10.00%	9.42%

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

At December 31, 2019 and 2018, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $66,904,000 and $63,796,000, or 12.4% and 12.4% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were $5,317,000 borrowings against the lines at December 31, 2019 an no borrowings against the lines at December 31, 2018.

We are also a member of the Federal Home Loan Bank of Atlanta (“FHLB”), from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2019 was $7.3 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets. Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At December 31, 2019, we had commitments to originate $105,820,000 of loans. Fixed commitments to incur capital expenditures were approximately $100,000 at December 31, 2019. Certificates of deposit scheduled to mature or reprice in the 12-month period ending December 31, 2020 total $81,963,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

LIBOR and Other Benchmark Rates

Following the announcement by the United Kingdom’s Financial Conduct Authority in July 2017 that it will no longer persuade or require banks to submit rates for after 2021, central banks and regulators around the world have commissioned working groups to find suitable replacements for Interbank Offered Rates (“IBOR”) and other benchmark rates and to implement financial benchmark reforms more generally. These actions have resulted in uncertainty regarding the use of alternative reference rates (“ARRs”) and could cause disruptions in a variety of markets, as well as adversely impact our business, operations and financial results.

To facilitate an orderly transition from IBORs and other benchmark rates to ARRs, the Company has established a company-wide initiative led by senior management. The objective of this initiative is to identify and assess the Company’s exposure and develop an appropriate action plan to address this exposure prior to transition.

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

The amounts of estimated impairment for individually evaluated loans and groups of loans are added together for a total estimate of loan losses. This estimate of losses is compared to our allowance for loan losses as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and evaluated by management. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the financial statements.

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

In accordance with current accounting guidance, loans modified as troubled debt restructurings are, by definition, considered to be impaired loans.  Impairment for these loans is measured on a loan-by-loan basis similar to other impaired loans as described above under “Allowance for loan losses”.  Certain loans modified as troubled debt restructurings may have been previously measured for impairment under a general allowance methodology (i.e., pooling), thus at the time the loan is modified as a troubled debt restructuring the allowance will be impacted by the difference between the results of these two measurement methodologies.  Loans modified as troubled debt restructurings that subsequently default are factored into the determination of the allowance in the same manner as other defaulted loans.

Other real estate owned

Other real estate owned represents properties acquired through foreclosure or physical possession.  Write-downs to fair value of foreclosed assets less estimated costs to sell at the time of transfer are charged to allowance for loan losses.  Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs. If fair value declines subsequent to foreclosure a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance was $52,000 at December 31, 2019 and 2018.   Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including appraisals or other valuations sources, historical experience, economic conditions, and issues specific to individual properties.  The evaluation of these factors involves subjective estimates and judgments that may change.

Assets held for sale

Assets held for sale at December 31, 2019 and December 31, 2018 included a branch building we previously closed. The Company periodically evaluates the value of assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry forwards decline, or if management projects lower levels of future taxable income.

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

To the Shareholders and Board of Directors

Village Bank and Trust Financial Corp.

Midlothian, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Village Bank and Trust Financial Corp. and its subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 16, 2020

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
December 31, 2019 and 2018
(in thousands, except share and per share data)
	2019	2018
Assets
Cash and due from banks	$19,967	$12,717
Federal funds sold	-	6,826
Total cash and cash equivalents	19,967	19,543
Investment securities available for sale, at fair value	46,937	44,253
Restricted stock, at cost	2,035	1,661
Loans held for sale	12,722	6,128
Loans
Outstandings	429,295	414,430
Allowance for loan losses	(3,186)	(3,051)
Deferred fees and costs, net	764	713
Total loans, net	426,873	412,092
Other real estate owned, net of valuation allowance	526	526
Assets held for sale	514	554
Premises and equipment, net	12,036	12,455
Bank owned life insurance	7,612	7,441
Accrued interest receivable	2,597	2,662
Other assets	8,494	7,551

Total Assets	$540,313	$514,866

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$131,228	$119,317
Interest bearing	311,980	319,730
Total deposits	443,208	439,047
Federal Home Loan Bank advances	29,000	21,000
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,595	5,563
Other borrowings	5,317	-
Accrued interest payable	221	221
Other liabilities	5,294	3,138
Total liabilities	497,399	477,733

Shareholders' equity
Common stock, $4 par value, 10,000,000 shares authorized; 1,453,009 shares issued and outstanding at December 31, 2019 and 1,435,283 shares issued and outstanding at December 31, 2018	5,779	5,707
Additional paid-in capital	54,285	53,212
Accumulated deficit	(17,292)	(21,769)
Common stock warrant	-	732
Stock in directors rabbi trust	(856)	(883)
Directors deferred fees obligation	856	883
Accumulated other comprehensive income (loss)	142	(749)
Total shareholders' equity	42,914	37,133

Total liabilities and shareholders' equity	$540,313	$514,866

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
Years Ended December 31, 2019 and 2018
(in thousands, except per share data)
	2019	2018
Interest income
Loans	$22,045	$19,871
Investment securities	1,117	1,062
Federal funds sold	325	135
Total interest income	23,487	21,068

Interest expense
Deposits	3,852	2,824
Borrowed funds	1,478	1,084
Total interest expense	5,330	3,908

Net interest income	18,157	17,160
Provision for loan losses	135	-
Net interest income after provision for loan losses	18,022	17,160

Noninterest income
Service charges and fees	2,099	1,914
Mortgage banking income, net	5,039	4,064
Gain (loss) on sale of investment securities	101	(89)
Gain on sale of Small Business Administration loans	288	-
Other	381	302
Total noninterest income	7,908	6,191

Noninterest expense
Salaries and benefits	12,241	11,625
Occupancy	1,346	1,327
Equipment	852	875
Write down of assets held for sale	22	56
Supplies	193	186
Professional and outside services	3,036	2,973
Advertising and marketing	293	297
Foreclosed assets, net	17	(48)
FDIC insurance premium	158	323
Other operating expense	2,131	2,007
Total noninterest expense	20,289	19,621

Income before income tax expense	5,641	3,730
Income tax expense	1,164	693

Net income	4,477	3,037

Preferred stock dividends and amortization of discount	-	(113)
Net income available to common shareholders	$4,477	$2,924

Earnings per share, basic	$3.10	$2.04
Earnings per share, diluted	$3.10	$2.04

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2019 and 2018
(in thousands)
	2019	2018
Net income	$4,477	$3,037
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	1,218	(476)
Tax effect	(256)	100
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	962	(376)

Reclassification adjustment
Reclassification adjustment for (gains) losses realized in income	(101)	89
Tax effect	21	(19)
Reclassification for (gains) losses included in net income, net of tax	(80)	70

Minimum pension adjustment	14	14
Tax effect	(5)	(5)
Minimum pension adjustment, net of tax	9	9

Total other comprehensive income (loss)	891	(297)

Total comprehensive income	$5,368	$2,740

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2019 and 2018
(in thousands)

							Directors	Accumulated
			Additional		Common	Stock in	Deferred	Other
	Preferred	Common	Paid-in	Accumulated	Stock	Directors	Fees	Comprehensive
	Stock	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Income (Loss)	Total
Balance, December 31, 2017	$20	$5,672	$58,055	$(24,693)	$732	$(1,010)	$1,010	$(452)	$39,334
Preferred stock redemption	(20)	-	(5,007)	-	-	-	-	-	(5,027)
Preferred stock dividend	-	-	-	(113)	-	-	-	-	(113)
Restricted stock redemption	-	-	-	-	-	127	(127)	-	-
Exercise of stock options		6	(6)						-
Vesting of restricted stock	-	29	(29)	-	-	-	-	-	-
Stock based compensation	-	-	199	-	-	-	-	-	199
Net income	-	-	-	3,037	-	-	-	-	3,037
Other comprehensive loss	-	-	-	-	-	-	-	(297)	(297)
Balance, December 31, 2018	$-	$5,707	$53,212	$(21,769)	$732	$(883)	$883	$(749)	$37,133

Restricted stock redemption	-	-	-	-	-	27	(27)	-	-
Vesting of restricted stock	-	72	(72)	-	-	-	-	-	-
Stock based compensation	-	-	413	-	-	-	-	-	413
Expiration of common stock warrant	-	-	732	-	(732)	-	-	-	-
Net income	-	-	-	4,477	-	-	-	-	4,477
Other comprehensive income	-	-	-	-	-	-	-	891	891
Balance, December 31, 2019	$-	$5,779	$54,285	$(17,292)	$-	$(856)	$856	$142	$42,914

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2019 and 2018
(in thousands)
	2019	2018
Cash Flows from Operating Activities
Net income	$4,477	$3,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	644	724
Amortization of debt issuance costs	32	24
Deferred income taxes	1,197	690
Provision for loan losses	135	-
Write-down of assets held for sale	40	56
(Gain) loss on sale of investment securities	(101)	89
Gain on sales of loans held for sale	(6,205)	(5,207)
Gain on sale of other real estate owned	-	(71)
Stock compensation expense	413	199
Proceeds from sale of mortgage loans	203,108	169,237
Origination of mortgage loans for sale	(203,497)	(162,111)
Amortization of premiums and accretion of discounts on securities, net	218	114
Increase in bank owned life insurance	(171)	(173)
Net change in:
Interest receivable	65	(62)
Other assets	(2,366)	576
Interest payable	-	128
Other liabilities	2,156	(161)
Net cash provided by operating activities	145	7,089

Cash Flows from Investing Activities
Purchases of available for sale securities	(13,352)	(7,992)
Proceeds from the sale of available for sale securities	6,491	9,109
Proceeds from maturities, calls and paydowns of available for sale securities	5,177	3,752
Net increase in loans	(14,916)	(45,923)
Proceeds from sale of other real estate owned	-	1,333
Purchases of premises and equipment, net	(225)	(197)
Purchase of restricted stock	(374)	(400)
Net cash used in investing activities	(17,199)	(40,318)

Cash Flows from Financing Activities
Redeemption of preferred stock	-	(5,027)
Payment of preferred dividends	-	(113)
Net increase in deposits	4,161	27,423
Net increase in Federal Home Loan Bank advances	8,000	8,700
Net increase (decrease) in other borrowings	5,317	(1,560)
Issuance of subordinated debt, net	-	5,539
Net cash provided by financing activities	17,478	34,962

Net increase in cash and cash equivalents	424	1,733
Cash and cash equivalents, beginning of period	19,543	17,810

Cash and cash equivalents, end of period	$19,967	$19,543

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$5,330	$3,780
Supplemental Schedule of Non-Cash Activities
Unrealized gains (losses) on securities avalable for sale	$1,117	$(696)
Right of use assets obtained in exchange for new operating lease liabilities	$1,405	$-

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Note 1. Summary of Significant Accounting Policies

The accounting and reporting policies of Village Bank and Trust Financial Corp. and subsidiary (the “Company”) conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practice within the banking industry. The following is a description of the more significant of those policies:

Business

The Company is the holding company of Village Bank (the “Bank”). The Bank opened to the public on December 13, 1999 as a traditional community bank offering deposit and loan services to individuals and businesses in the Richmond, Virginia metropolitan area. In 2017, the Bank entered the Williamsburg, Virginia market by opening a full service branch. Village Bank Mortgage Corporation (the “Mortgage Company”) is a full service mortgage banking company wholly-owned by the Bank.

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

Basis of presentation and consolidation

The consolidated financial statements include the accounts of the Company, the Bank and the Mortgage Company. All material intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements to conform to current year presentation. The results of the reclassifications are not considered material.

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2019 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the optional transitional method provided by ASU 2018-11 and did not adjust prior periods for Accounting Standards Codification (“ASC”) Topic 842. The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. As stated in the Company’s Form 10-K for the year ended December 31, 2018, the implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $1.4 million at the date of adoption, which is related to the Company’s leases of premises used in operations. The unamortized right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

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

The Company’s long-term lease agreements are all classified as operating leases. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations. See note 11 for additional information.

The Company recognizes revenue as it is earned and noted no impact to its revenue recognition policies as a result of the adoption of ASU 2014-09. The following discussion is of revenues that are within the scope of the new revenue guidance:

·	Debit and credit interchange fee income - Card processing fees consist of interchange fees from consumer debit and credit card networks and other card related services. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur.
·	Service charges on deposit accounts - Revenue from service charges on deposit accounts is earned through deposit-related services, as well as overdraft, non-sufficient funds, account management and other deposit related fees. Revenue is recognized for these services either over time, corresponding with deposit accounts’ monthly cycle, or at a point in time for transactional related services and fees.
·	Service charges on loan accounts - Revenue from loan accounts consists primarily of fees earned on prepayment penalties. Revenue is recognized for the services at a point in time for transactional related services and fees.
·	Gains/Losses on sale of OREO - The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheets dates and revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses and its related provision, including impaired loans and troubled debt restructurings (“TDR”s), the valuation of deferred tax assets, valuation of other real estate owned (“OREO”) and the estimate of the fair value of assets held for sale.

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

The fair value of investment securities available for sale is estimated based on quoted prices for similar assets determined by bid quotations received from independent pricing services. Declines in the fair value of securities below their amortized cost that are other than temporary are reflected in earnings or other comprehensive income, as appropriate. For those debt securities whose fair value is less than their amortized cost basis, we consider our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery and if we do not expect to recover the entire amortized cost basis of the security. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.

Interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale and are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Loans held for sale

The Company, through the Bank’s mortgage banking subsidiary, the Mortgage Company, originates residential mortgage loans for sale in the secondary market. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on an aggregate basis as determined by outstanding commitments from investors. Upon entering into a commitment to originate a loan, the Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. Gains on the sale of loans totaling approximately $6,205,000 and $5,207,000 were realized during the years ended December 31, 2019 and 2018, respectively.

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

The fair value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Due to high correlation between rate lock commitments and best efforts contracts, no material gains or losses have occurred on the rate lock commitments.

The fair value of rate lock commitments and best efforts contracts was considered immaterial at December 31, 2019 and 2018. These loans are pre-sold with servicing released and no interest is retained after the loans are sold. Because of the short holding period, these loans are carried at the lower of cost or market and no market adjustments were deemed necessary in 2019 or 2018.

At December 31, 2019, the Mortgage Company had rate lock commitments to originate mortgage loans aggregating approximately $15,722,000 and loans held for sale of approximately $12,722,000. The Mortgage Company has entered into corresponding commitments with third party investors to sell loans of approximately $28,444,000. Under the best efforts contractual relationship with these investors, the Mortgage Company is obligated to sell the loans, and the investor is obligated to purchase the loans, only if the loans close. No other obligation exists. As a result of these best efforts contractual relationships with these investors the Mortgage Company is not exposed to losses, nor will it realize gains, related to its rate lock commitments due to changes in interest rates.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. Our transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2019 and 2018, and the sale of residential mortgage loans in the secondary market; the extent of which are disclosed in the Consolidated Statements of Cash Flows.

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

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contractual amount of standby letters of credit, whose contract amounts represent credit risk, was approximately $6,732,000 at December 31, 2019 and approximately $3,999,000 at December 31, 2018.

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

Consumer and other loans are generally small loans spread across many borrowers and are underwritten after determining the ability of the consumer borrower to repay their obligations as agreed. The underwriting standards are influenced by credit history, ability to repay, and loan-to-value. Consumer loans may be secured or unsecured and are comprised of revolving lines, installment loans and other consumer loans. Consumer and other loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral, or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

Guaranteed student loans The Bank purchases Federal Rehabilitated Student Loan portfolios when approved by the Board of Directors. These loans are guaranteed by the U.S. Department of Education (“DOE”) which covers approximately 98% of the principal and interest. These loans are serviced by a third party servicer that specializes in handling these types of loans.

We also purchase the guaranteed portion of United State Department of Agriculture Loans (“USDA”) which are guaranteed by the USDA for 100% of the principal and interest. The originating institution holds the unguaranteed portion of the loan and services the loan. These loans are typically purchased at a premium. In the event of a loan default or early prepayment the Bank may need to write off any unamortized premium. These loans are included in the commercial and industrial loan segment.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

In accordance with current accounting guidance, loans modified as troubled debt restructurings are, by definition, considered to be impaired loans.  Impairment for these loans is measured on a loan-by-loan basis similar to other impaired loans as described above under “Allowance for loan losses”.  Certain loans modified as TDRs may have been previously measured for impairment under a general allowance methodology (i.e., pooling), thus at the time the loan is modified as a TDR the allowance will be impacted by the difference between the results of these two measurement methodologies.  Loans modified as TDRs that subsequently default are factored into the determination of the allowance in the same manner as other defaulted loans.

Real estate acquired in settlement of loans

Real estate acquired through or in lieu of foreclosure is initially recorded at estimated fair value less estimated selling costs establishing a new cost basis. Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. If fair value declines subsequent to foreclosure a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance was $52,000 at December 31, 2019 and 2018. Costs relating to the development and improvement of such property are capitalized when appropriate, whereas those costs relating to holding the property are expensed.

Assets held for sale

Assets held for sale at December 31, 2019 and December 31, 2018 included a branch building we previously closed. The Company periodically evaluates the value of assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.

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

Supplemental Executive Retirement Plan

The Company recognizes the unfunded status of its Supplemental Executive Retirement Plan (the “SERP”) as a liability in its Consolidated Balance Sheets, measured at the projected benefit obligation as of December 31, 2019 and 2018. Net periodic pension costs are recorded each period based on actuarially determined amounts in accordance with GAAP and recognized in salaries and employment benefits in the Consolidated Statements of Income. Actuarial determinations of net periodic pension cost are based on assumptions related to discount rates, employee compensation and mortality and interest crediting rates. Other changes in the status of the plan are recorded in the year in which the changes occur through other comprehensive income.

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

Consolidated statements of cash flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks (including cash items in process of collection), interest-bearing deposits with banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash flows from loans originated by the Bank for investment and deposits are reported net. The Company did not pay income taxes in 2019 and 2018.

Comprehensive income

Total comprehensive income consists of net income and other comprehensive income (loss). At December 31, 2019 and 2018, the accumulated other comprehensive income (loss) was comprised of unrealized gains and (losses) on securities available for sale of $186,000 and $(696,000) and unfunded pension liability of ($44,000) and ($53,000) net of tax, respectively.

Earnings per common share

Basic earnings per common share represent net income available to common shareholders, which represents net income less dividends paid or payable to preferred stock shareholders, divided by the weighted-average number of common shares outstanding during the period, inclusive of unvested restricted shares (Note 10). For diluted earnings per common share, net income available to common shareholders is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options, and warrants, as well as any adjustment to income that would result from the assumed issuance. The effects of stock options and warrants are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Stock options and warrants are antidilutive if the underlying average market price of the stock that can be purchased for the period is less than the exercise price of the option or warrant. Potential dilutive common shares that may be issued by the Company relate solely to outstanding stock options and warrants and are determined using the treasury stock method.

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

Revenue recognition

The Company recognizes revenue as it is earned and noted no impact to its revenue recognition policies as a result of the adoption of ASU 2014-09. The following discussion is of revenues that are within the scope of the new revenue guidance:

·	Debit and credit interchange fee income - Card processing fees consist of interchange fees from consumer debit and credit card networks and other card related services. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur.
·	Service charges on deposit accounts - Revenue from service charges on deposit accounts is earned through deposit-related services, as well as overdraft, non-sufficient funds, account management and other deposit related fees. Revenue is recognized for these services either over time, corresponding with deposit accounts’ monthly cycle, or at a point in time for transactional related services and fees.
·	Service charges on loan accounts - Revenue from loan accounts consists primarily of fees earned on prepayment penalties. Revenue is recognized for the services at a point in time for transactional related services and fees.
·	Gains/Losses on sale of OREO - The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.

Segments

The Company has two reportable segments: traditional commercial banking and mortgage banking. Revenues from commercial banking operations consist primarily of interest earned on loans and securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and loan origination fee income, net of commissions paid.

The commercial banking segment provides the mortgage banking segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on the commercial banking segment’s cost of funds. Additionally, the mortgage banking segment leases premises from the commercial banking segment. These transactions are eliminated in the consolidation process. See additional information at Note 19, Business segments.

Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For Securities and Exchange Commission (“SEC”) filers, excluding smaller reporting companies, the standard became effective for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company qualifies as a smaller reporting company and expects to adopt ASU 2016-13 effective January 1, 2023 While the Company is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems. This guidance will result in material changes in the Company's accounting for credit losses on financial instruments.

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

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” This ASU addresses issues raised by stakeholders during the implementation of ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as PCD assets). In response to this question, the ASU permits organizations to record expected recoveries on PCD assets. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13. The Company is currently assessing the impact that ASU 2019-11 will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.” The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2020-01 amends ASU 2016-01, which made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments in ASU 2020-01 clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 31, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

Note 2. Investment Securities Available for Sale

The amortized cost and fair value of investment securities available for sale as of December 31, 2019 and 2018 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2019
U.S. Government agency obligations	$14,797	$57	$(9)	$14,845
Mortgage-backed securities	25,124	204	(26)	25,302
Subordinated debt	6,779	91	(80)	6,790

	$46,700	$352	$(115)	$46,937

December 31, 2018
U.S. Government agency obligations	$14,120	$-	$(269)	$13,851
Mortgage-backed securities	26,924	102	(576)	26,450
Subordinated debt	4,089	11	(148)	3,952

	$45,133	$113	$(993)	$44,253

At December 31, 2019, the Company had no investment securities pledged to secure borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). At December 31, 2018, the Company had investment securities with a fair value of $8,004,000 pledged to secure borrowings from the FHLB. There were no investment securities pledged to secure deposit repurchase agreements at December 31, 2019 or December 31, 2018.

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the years ended December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Gross realized gains	$101	$-
Gross realized losses	-	(89)

	$101	$(89)

The Company sold approximately $6,500,000 and $9,100,000 in 2019 and 2018, respectively, of investment securities available for sale at a gain of $101,000 in 2019 and a loss of $89,000 in 2018. The sales of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity.

Investment securities available for sale that had an unrealized loss position at December 31, 2019 and December 31, 2018 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2019
U.S. Government agency obligations	$2,001	$(1)	$5,368	$(8)	$7,369	$(9)
Mortgage-backed securities	2,747	(26)	-	-	2,747	(26)
Subordinated debt	759	(6)	940	(74)	1,699	(80)

	$5,507	$(33)	$6,308	$(82)	$11,815	$(115)

December 31, 2018
U.S. Government agency obligations	$-	$-	$13,851	$(269)	$13,851	$(269)
Mortgage-backed securities	-	-	18,397	(576)	18,397	(576)
Subordinated debt	1,915	(140)	512	(8)	2,427	(148)

	$1,915	$(140)	$32,760	$(853)	$34,675	$(993)

As of December 31, 2019, there were $6.3 million, or 10 issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $82,000 and consisted of U.S. Government agency obligations, and subordinated debt.

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the declines in fair value are attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2019.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2019, by contractual maturity, are as follows (in thousands):

	Amortized
	Cost	Fair Value
Less than one year	$4,121	$4,117
One to five years	8,670	8,695
Five to ten years	11,697	11,728
More than ten years	22,212	22,397

Total	$46,700	$46,937

Note 3. Loans

Loans classified by type as of December 31, 2019 and 2018 are as follows (dollars in thousands):

	December 31, 2019		December 31, 2018
	Amount	%	Amount	%
Construction and land development
Residential	$7,887	1.84%	$7,704	1.86%
Commercial	24,063	5.60%	33,904	8.18%
	31,950	7.44%	41,608	10.04%
Commercial real estate
Owner occupied	98,353	22.91%	98,153	23.68%
Non-owner occupied	116,508	27.14%	95,034	22.93%
Multifamily	13,332	3.10%	13,597	3.28%
Farmland	156	0.04%	185	0.04%
	228,349	53.19%	206,969	49.93%
Consumer real estate
Home equity lines	21,509	5.01%	20,675	4.99%
Secured by 1-4 family residential,
First deed of trust	55,856	13.01%	57,410	13.85%
Second deed of trust	10,411	2.43%	9,556	2.31%
	87,776	20.45%	87,641	21.15%
Commercial and industrial loans (except those secured by real estate)	45,074	10.50%	36,639	8.84%
Guaranteed student loans	33,525	7.81%	39,315	9.49%
Consumer and other	2,621	0.61%	2,258	0.55%

Total loans	429,295	100.0%	414,430	100.0%
Deferred fees and costs, net	764		713
Less: allowance for loan losses	(3,186)		(3,051)

	$426,873		$412,092

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the DOE. The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the FHLB as part of their lending arrangements with the Company totaled $49,736,000 and $38,751,000 as of December 31, 2019 and 2018, respectively.

The following is a summary of loans directly or indirectly with executive officers or directors of the Company for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Beginning balance	$5,201	$8,957
Additions	8,751	8,039
Effect of changes in composistion of related parties	-	(4,140)
Reductions	(8,629)	(7,655)

Ending balance	$5,323	$5,201

Executive officers and directors also had unused credit lines totaling $2,806,000 and $4,168,000 at December 31, 2019 and 2018, respectively. Based on management’s evaluation all loans and credit lines to executive officers and directors were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (dollars in thousands):

	December 31,	December 31,
	2019	2018
Construction and land development
Commercial	$-	$39
	-	39
Commercial real estate
Non-owner occupied	497	515
	497	515
Consumer real estate
Home equity lines	300	125
Secured by 1-4 family residential
First deed of trust	842	1,163
Second deed of trust	63	154
	1,205	1,442

Commercial and industrial loans (except those secured by real estate)	166	255
Consumer and other	-	8

Total loans	$1,868	$2,259

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

·	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
·	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
·	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and
·	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
December 31, 2019
Construction and land development
Residential	$7,887	$-	$-	$-	$7,887
Commercial	23,758	-	305	-	24,063
	31,645	-	305	-	31,950
Commercial real estate
Owner occupied	90,146	8,072	135	-	98,353
Non-owner occupied	115,781	230	497	-	116,508
Multifamily	13,186	146	-	-	13,332
Farmland	71	85	-	-	156
	219,184	8,533	632	-	228,349
Consumer real estate
Home equity lines	20,486	723	300	-	21,509
Secured by 1-4 family residential
First deed of trust	53,200	1,660	996	-	55,856
Second deed of trust	10,130	167	114	-	10,411
	83,816	2,550	1,410	-	87,776
Commercial and industrial loans (except those secured by real estate)	41,837	2,891	346	-	45,074
Guaranteed student loans	33,525	-	-	-	33,525
Consumer and other	2,621	-	-	-	2,621

Total loans	$412,628	$13,974	$2,693	$-	$429,295

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
December 31, 2018
Construction and land development
Residential	$6,957	$-	$747	$-	$7,704
Commercial	33,432	6	466	-	33,904
	40,389	6	1,213	-	41,608
Commercial real estate
Owner occupied	88,484	6,540	3,129	-	98,153
Non-owner occupied	94,519	-	515	-	95,034
Multifamily	13,436	161	-	-	13,597
Farmland	81	104	-	-	185
	196,520	6,805	3,644	-	206,969
Consumer real estate
Home equity lines	19,601	934	140	-	20,675
Secured by 1-4 family residential
First deed of trust	53,994	1,612	1,804	-	57,410
Second deed of trust	9,167	175	214	-	9,556
	82,762	2,721	2,158	-	87,641
Commercial and industrial loans (except those secured by real estate)	32,776	3,349	499	15	36,639
Guaranteed student loans	39,315	-	-	-	39,315
Consumer and other	2,239	8	11	-	2,258

Total loans	$394,001	$12,889	$7,525	$15	$414,430

The following tables present the aging of the recorded investment in past due loans as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2019
Construction and land development
Residential	$-	$-	$-	$-	$7,887	$7,887	$-
Commercial	-	-	-	-	24,063	24,063	-
	-	-	-	-	31,950	31,950	-
Commercial real estate
Owner occupied	701	-	-	701	97,652	98,353	-
Non-owner occupied	-	-	-	-	116,508	116,508	-
Multifamily	-	-	-	-	13,332	13,332	-
Farmland	-	-	-	-	156	156	-
	701	-	-	701	227,648	228,349	-
Consumer real estate
Home equity lines	52	-	-	52	21,457	21,509	-
Secured by 1-4 family residential
First deed of trust	290	-	-	290	55,566	55,856	-
Second deed of trust	133	-	-	133	10,278	10,411	-
	475	-	-	475	87,301	87,776	-
Commercial and industrial loans (except those secured by real estate)	773	-	-	773	44,301	45,074	-
Guaranteed student loans	1,694	1,309	2,567	5,570	27,955	33,525	2,567
Consumer and other	4	-	-	4	2,617	2,621	-

Total loans	$3,647	$1,309	$2,567	$7,523	$421,772	$429,295	$2,567

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2018
Construction and land development
Residential	$-	$-	$-	$-	$7,704	$7,704	$-
Commercial	118	-	-	118	33,786	33,904	-
	118	-	-	118	41,490	41,608	-
Commercial real estate
Owner occupied	-	-	-	-	98,153	98,153	-
Non-owner occupied	-	-	-	-	95,034	95,034	-
Multifamily	-	-	-	-	13,597	13,597	-
Farmland	-	-	-	-	185	185	-
	-	-	-	-	206,969	206,969	-
Consumer real estate
Home equity lines	-	315	-	315	20,360	20,675	-
Secured by 1-4 family residential
First deed of trust	171	7	-	178	57,232	57,410	-
Second deed of trust	162	-	-	162	9,394	9,556	-
	333	322	-	655	86,986	87,641	-
Commercial and industrial loans (except those secured by real estate)	312	433	-	745	35,894	36,639	-
Guaranteed student loans	1,946	971	5,573	8,490	30,825	39,315	5,573
Consumer and other	9	1	-	10	2,248	2,258	-

Total loans	$2,718	$1,727	$5,573	$10,018	$404,412	$414,430	$5,573

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

	December 31, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Residential	$-	$-	$-	$747	$747	$-
Commercial	337	337	-	360	458	-
	337	337	-	1,107	1,205	-
Commercial real estate
Owner occupied	2,089	2,104	-	3,703	3,703	-
Non-owner occupied	2,304	2,304	-	2,588	2,588	-
	4,393	4,408	-	6,291	6,291	-
Consumer real estate
Home equity lines	300	300	-	684	684	-
Secured by 1-4 family residential
First deed of trust	1,752	1,774	-	3,057	3,057	-
Second deed of trust	752	960	-	721	929	-
	2,804	3,034	-	4,462	4,670	-
Commercial and industrial loans (except those secured by real estate)	211	373	-	528	875	-
	7,745	8,152	-	12,388	13,041	-

With an allowance recorded
Construction and land development
Commercial	-	-	-	106	106	8
	-	-	-	106	106	8
Commercial real estate
Owner occupied	1,414	1,414	15	1,459	1,459	25
	1,414	1,414	15	1,459	1,459	25
Consumer real estate
Secured by 1-4 family residential
First deed of trust	78	78	9	200	200	20
Second deed of trust	-	-	-	161	161	4
	78	78	9	361	361	24
Commercial and industrial loans (except those secured by real estate)	135	334	135	8	8	8
Consumer and other	-	-	-	9	9	9
	1,627	1,826	159	1,943	1,943	74

Total
Construction and land development
Residential	-	-	-	747	747	-
Commercial	337	337	-	466	564	8
	337	337	-	1,213	1,311	8
Commercial real estate
Owner occupied	3,503	3,518	15	5,162	5,162	25
Non-owner occupied	2,304	2,304	-	2,588	2,588	-
	5,807	5,822	15	7,750	7,750	25
Consumer real estate
Home equity lines	300	300	-	684	684	-
Secured by 1-4 family residential,
First deed of trust	1,830	1,852	9	3,257	3,257	20
Second deed of trust	752	960	-	882	1,090	4
	2,882	3,112	9	4,823	5,031	24
Commercial and industrial loans (except those secured by real estate)	346	707	135	536	883	8
Consumer and other	-	-	-	9	9	9
	$9,372	$9,978	$159	$14,331	$14,984	$74

The following is a summary of average recorded investment in impaired loans with and without valuation allowance and interest income recognized on those loans for periods indicated (in thousands):

	December 31,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$81	$-	$187	$-
Commercial	329	-	510	14
	410	-	697	14
Commercial real estate
Owner occupied	2,695	143	3,770	148
Non-owner occupied	2,434	128	2,618	121
	5,129	271	6,388	269
Consumer real estate
Home equity lines	318	19	524	-
Secured by 1-4 family residential
First deed of trust	2,280	76	3,016	96
Second deed of trust	810	40	692	48
	3,408	135	4,232	144
Commercial and industrial loans (except those secured by real estate)	626	17	458	38
Consumer and other	-	-	1	1
	9,573	423	11,776	466

With an allowance recorded
Construction and land development
Commercial	-	-	26	-
	-	-	26	-
Commercial real estate
Owner occupied	1,432	43	1,469	61
	1,432	43	1,469	61
Consumer real estate
Home equity lines	-	-	33	-
Secured by 1-4 family residential
First deed of trust	166	6	365	23
Second deed of trust	-	-	164	8
	166	6	562	31
Commercial and industrial loans (except those secured by real estate)	225	1	361	1
Consumer and other	6	-	13	-
	1,829	50	2,431	93

Total
Construction and land development
Residential	81	-	187	-
Commercial	329	-	536	14
	410	-	723	14
Commercial real estate
Owner occupied	4,127	186	5,239	209
Non-owner occupied	2,434	128	2,618	121
	6,561	314	7,857	330
Consumer real estate
Home equity lines	318	19	557	-
Secured by 1-4 family residential,
First deed of trust	2,446	82	3,381	119
Second deed of trust	810	40	856	56
	3,574	141	4,794	175
Commercial and industrial loans (except those secured by real estate)	851	18	819	39
Consumer and other	6	-	14	1
	$11,402	$473	$14,207	$559

As of December 31, 2019 and 2018, the Company had impaired loans of $1,868,000 and $2,259,000, respectively, which were on nonaccrual status. These loans had valuation allowances of $135,000 and $17,000 as of December 31, 2019 and 2018, respectively. Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $136,000 and $240,000 for 2019 and 2018, respectively.

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

An accruing loan that is modified in a TDR can remain in accrual status if, based on a current well-documented credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical repayment performance for a reasonable period before modification. The following is a summary of performing and nonaccrual TDRs and the related specific valuation allowance by portfolio segment as of December 31, 2019 and 2018 (dollars in thousands).

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2019
Commercial real estate
Owner occupied	$3,502	$3,502	$-	$15
Non-owner occupied	2,304	1,807	497	-
	5,806	5,309	497	15
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,641	881	760	9
Second deeds of trust	752	689	63	-
	2,393	1,570	823	9
Commercial and industrial loans (except those secured by real estate)	211	180	31	-
	$8,410	$7,059	$1,351	$24

Number of loans	38	29	9	3

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2018
Commercial real estate
Owner occupied	4,064	4,064	-	25
Non-owner occupied	2,072	2,072	-	-
	6,136	6,136	-	25
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	2,284	1,525	759	20
Second deeds of trust	794	729	65	4
	3,078	2,254	824	24
Commercial and industrial loans (except those secured by real estate)	317	282	35	-
	$9,531	$8,673	$859	$49

Number of loans	42	33	9	6

The following table provides information about TDRs identified during the indicated periods (dollars in thousands).

	December 31, 2019			December 31, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance
Commercial real estate
Non-owner occupied	1	$515	$515	-	$-	$-

Secured by 1-4 family residential
First deed of trust	-	-	-	1	73	73
	1	$515	$515	1	$73	$73

There were no defaults on TDRs that were modified as TDRs during the twelve month periods ended December 31, 2019 and 2018.

Note 4. Allowance for Loan Losses

Activity in the allowance for loan losses was as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Year Ended December 31, 2019
Construction and land development
Residential	$42	$(1)	$-	$7	$48
Commercial	220	(85)	-	2	137
	262	(86)	-	9	185
Commercial real estate
Owner occupied	673	(2)	-	-	671
Non-owner occupied	673	158	-	-	831
Multifamily	87	(2)	-	-	85
Farmland	2	-	-	-	2
	1,435	154	-	-	1,589
Consumer real estate
Home equity lines	244	50	(35)	12	271
Secured by 1-4 family residential
First deed of trust	385	(56)	-	14	343
Second deed of trust	51	(56)	-	69	64
	680	(62)	(35)	95	678
Commercial and industrial loans (except those secured by real estate)	308	239	(64)	89	572
Student loans	121	80	(93)	-	108
Consumer and other	34	(3)	(26)	25	30
Unallocated	211	(187)	-	-	24

	$3,051	$135	$(218)	$218	$3,186

Year Ended December 31, 2018
Construction and land development
Residential	$32	$9	$-	$1	$42
Commercial	165	49	-	6	220
	197	58	-	7	262
Commercial real estate
Owner occupied	624	49	-	-	673
Non-owner occupied	500	(45)	-	218	673
Multifamily	60	27	-	-	87
Farmland	3	(1)	-	-	2
	1,187	30	-	218	1,435
Consumer real estate
Home equity lines	268	39	(64)	1	244
Secured by 1-4 family residential
First deed of trust	502	(97)	(41)	21	385
Second deed of trust	47	6	(45)	43	51
	817	(52)	(150)	65	680
Commercial and industrial loans (except those secured by real estate)	556	(50)	(375)	177	308
Student loans	108	118	(105)	-	121
Consumer and other	27	32	(34)	9	34
Unallocated	347	(136)	-	-	211

	$3,239	$-	$(664)	$476	$3,051

The Company recorded a provision for loan losses of $135,000 for the year ended December 31, 2019 because of an increase in the specific reserves associated with a relationship evaluated individually for impairment. The Company did not record a provision for loan losses for the year ended December 31, 2018 because of minimal net charge-offs, no significant changes in qualitative factors, and stable asset quality.

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. The unallocated component covers uncertainties that could affect management’s estimate of probable losses. We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in the calculation of the allowance. The allowance for loan losses included an unallocated portion of approximately $24,000 and $211,000 at December 31, 2019 and December 31, 2018, respectively.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively
Year Ended December 31, 2019
Construction and land development
Residential	$48	$-	$48	$7,887	$-	$7,887
Commercial	137	-	137	24,063	337	23,726
	185	-	185	31,950	337	31,613
Commercial real estate
Owner occupied	671	15	656	98,353	3,503	94,850
Non-owner occupied	831	-	831	116,508	2,304	114,204
Multifamily	85	-	85	13,332	-	13,332
Farmland	2	-	2	156	-	156
	1,589	15	1,574	228,349	5,807	222,542
Consumer real estate
Home equity lines	271	-	271	21,509	300	21,209
Secured by 1-4 family residential
First deed of trust	343	9	334	55,856	1,830	54,026
Second deed of trust	64	-	64	10,411	752	9,659
	678	9	669	87,776	2,882	84,894
Commercial and industrial loans (except those secured by real estate)	572	135	437	45,074	346	44,728
Student loans	108	-	108	33,525	-	33,525
Consumer and other	54	-	54	2,621	-	2,621

	$3,186	$159	$3,027	$429,295	$9,372	$419,923

Year Ended December 31, 2018
Construction and land development
Residential	$42	$-	$42	$7,704	$747	$6,957
Commercial	220	8	212	33,904	466	33,438
	262	8	254	41,608	1,213	40,395
Commercial real estate
Owner occupied	673	25	648	98,153	5,162	92,991
Non-owner occupied	673	-	673	95,034	2,588	92,446
Multifamily	87	-	87	13,597	-	13,597
Farmland	2	-	2	185	-	185
	1,435	25	1,410	206,969	7,750	199,219
Consumer real estate
Home equity lines	244	-	244	20,675	684	19,991
Secured by 1-4 family residential
First deed of trust	385	20	365	57,410	3,257	54,153
Second deed of trust	51	4	47	9,556	882	8,674
	680	24	656	87,641	4,823	82,818
Commercial and industrial loans (except those secured by real estate)	308	8	300	36,639	536	36,103
Student loans	121	-	121	39,315	-	39,315
Consumer and other	245	9	236	2,258	9	2,249

	$3,051	$74	$2,977	$414,430	$14,331	$400,099

Note 5. Premises and Equipment

The following is a summary of premises and equipment as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Land	$4,352	$4,352
Buildings and improvements	10,601	10,479
Furniture, fixtures and equipment	7,479	7,377
Total premises and equipment	22,432	22,208
Less: Accumulated depreciation and amortization	(10,396)	(9,753)

Premises and equipment, net	$12,036	$12,455

Depreciation and amortization of premises and equipment for 2019 and 2018 amounted to $644,000 and $724,000, respectively.

Note 6. Investment in Bank Owned Life Insurance

The Bank is owner and designated beneficiary on life insurance policies in the aggregate face amount of $13,707,000 covering certain of its directors and executive officers. The earnings from these policies are used to offset expenses related to retirement plans. The cash surrender value of these policies at December 31, 2019 and 2018 was approximately $7,612,000 and $7,441,000, respectively.

Note 7. Deposits

Deposits as of December 31, 2019 and 2018 were as follows (dollars in thousands):

	December 31, 2019		December 31, 2018
	Amount	%	Amount	%
Checking accounts
Noninterest bearing demand	$131,228	29.6%	$119,317	27.2%
Interest bearing	48,428	10.9%	49,188	11.2%
Money market accounts	99,955	22.6%	86,295	19.7%
Savings accounts	26,396	6.0%	28,694	6.5%
Time deposits of $250,000 and over	22,327	5.0%	24,160	5.5%
Other time deposits	114,874	25.9%	131,393	29.9%

Total	$443,208	100.0%	$439,047	100.0%

The following are the scheduled maturities of time deposits as of December 31, 2019 (in thousands):

		Greater than
Year Ending	Less Than	or Equal to
December 31,	$250,000	$250,000	Total
2020	$64,875	$17,088	$81,963
2021	32,447	1,957	34,404
2022	11,406	3,027	14,433
2023	4,861	255	5,116
2024	1,285	-	1,285

Total	$114,874	$22,327	$137,201

Deposits held at the Company by related parties, which include officers, directors, greater than 5% shareholders and companies in which directors of the board have a significant ownership interest, approximated $15,067,000 and $10,801,000 at December 31, 2019 and 2018, respectively.

Note 8. Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $1,694,000 in FHLB stock at December 31, 2019 and $1,320,000 at December 31, 2018, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. FHLB borrowings are secured by the pledge of commercial loans and 1-4 family residential loans. The Company had FHLB advances of $29,000,000 at December 31, 2019 maturing through 2023. At December 31, 2018, approximately $21,000,000 of FHLB advances were outstanding.

The Company had advances from the FHLB for the periods indicated that consisted of the following (dollars in thousands):

Year Ended December 31, 2019

	Maturity	Interest	Advance
Type	Date	Rate	Amount
Variable	June 29, 2020	1.780%	$8,000
Fixed Rate	June 28, 2021	2.854%	3,000
Fixed Rate	July 6, 2020	2.770%	5,000
Fixed Rate	September 27, 2021	3.102%	2,000
Fixed Rate	September 25, 2023	3.212%	2,000
Fixed Rate	November 15, 2021	3.149%	6,500
Fixed Rate	December 11, 2023	3.289%	2,500

			$29,000

Year Ended December 31, 2018

	Maturity	Interest	Advance
Type	Date	Rate	Amount
Fixed Rate	June 28, 2021	2.854%	$3,000
Fixed Rate	July 6, 2020	2.770%	5,000
Fixed Rate	September 27, 2021	3.102%	2,000
Fixed Rate	September 25, 2023	2.212%	2,000
Fixed Rate	November 15, 2021	3.149%	6,500
Fixed Rate	December 11, 2023	3.289%	2,500

			$21,000

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The carrying value of these short term borrowing agreements was $5,317,000 at December 31, 2019. There were no borrowings against the lines at December 31, 2018.

The Corporation’s unused lines of credit for future borrowings total approximately $44.8 million at December 31, 2019, which consists of $7.3 million available from the FHLB, $4.7 million on revolving bank line of credit, $7.8 million under secured federal funds agreements with third party financial institutions, $25 million in repurchase lines of credit with third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FRB or the FHLB above the current lendable collateral value.

Information related to borrowings as of December 31, 2019 and 2018 is as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018
Maximum outstanding during the year
FHLB advances	$31,000	$25,500
Balance outstanding at end of year
FHLB advances	29,000	21,000
Average amount outstanding during the year
FHLB advances	22,693	18,470
Average interest rate during the year
FHLB advances	3.05%	2.26%
Average interest rate at end of year
FHLB advances	2.69%	3.03%

Note 9. Income Taxes

The following summarizes the tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31, 2019 and 2018 (in thousands):

	2019	2018
Deferred tax assets
Net operating loss carryforward	$2,995	$4,181
Capital loss carryforward	25	44
State net operating loss carryfoward	97	114
AMT credit	11	22
Allowance for loan losses	669	641
Unrealized loss on available-for-sale securities	-	185
Interest on nonaccrual loans	29	50
Expenses and writedowns related to foreclosed property	97	94
Stock compensation	10	58
Employee benefits	792	721
Pension expense	8	12
Depreciation	134	136
Other, net	11	6

Total deferred tax assets	4,878	6,264

Deferred tax liabilities
Unrealized gain on available for sale securities	50	-

Total deferred tax liabilities	50	-

Net deferred tax asset	$4,828	$6,264

The net deferred tax asset is included in other assets on the consolidated balance sheet. ASC Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realization.

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

The net operating losses available to offset future taxable income amounted to $14,261,000 at December 31, 2019 and begin expiring in 2028.

The income tax expense charged to operations for the years ended December 31, 2019 and 2018 consists of the following (in thousands):

	2019	2018
Current tax expense (benefit)	$(33)	$3
Deferred tax expense	1,197	690

Provision for income taxes	$1,164	$693

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Net income before income taxes	$5,641	$3,730

Computed “expected” tax expense	$1,185	$783
State taxes, net of fed	15	(33)
Cash surrender value of life insurance	(37)	(36)
Other	1	(21)

Provision for income taxes	$1,164	$693

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense, within other operating expense, of approximately $385,000 and $322,000 for the years ended December 31, 2019 and 2018, respectively. With few exceptions, the Company is no longer subject to U.S. Federal, State, or local income tax examinations by tax authorities for years prior to 2016.

Note 10. Earnings per Share

The following table presents the basic and diluted earnings per share computations (in thousands except per share data):

	2019	2018
Numerator
Net income - basic and diluted	$4,477	$3,037
Preferred stock dividend	-	(113)
Net income available to common shareholders	$4,477	$2,924

Denominator
Weighted average shares outstanding - basic	1,445	1,433
Dilutive effect of common stock options	-	-

Weighted average shares outstanding - diluted	1,445	1,433

Earnings per share - basic	$3.10	$2.04
Earnings per share - diluted	$3.10	$2.04

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

The vesting of 4,155 and 14,560 restricted stock units outstanding as of December 31, 2019 and 2018, respectively are dependent upon meeting certain performance criteria. As of December 31, 2019 and December 31, 2018, it was indeterminable whether these non-vested restricted stock units will vest and as such those shares are excluded from common shares issued and outstanding at each date and are not included in the computation of earnings per share for any period presented.

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 555 and 734 shares were not included in computing diluted earnings per share at December 31, 2019 and 2018, respectively, because their effects were anti-dilutive. Additionally, the impact of the warrant to acquire shares of the Company’s common stock in connection with the Company’s participation in the Troubled Asset Relief Program is not included for the period ended December 31, 2018, as the warrant was anti-dilutive. The warrant expired on May 1, 2019 and as such was not included in the period ended December 31, 2019.

Note 11.          Lease Commitments

The following tables present information about the Company’s leases (dollars in thousands):

December 31, 2019
Lease liabilities	$1,027
Right-of-use assets	$1,015
Weighted average remaining lease term	4.29 years
Weighted average discount rate	2.98%

For the year ended
December 31, 2019
Lease cost
Operating lease cost	$427
Total lease cost	$427

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

As of
December 31, 2019
Lease payments due
Twelve months ending December 31, 2020	$416
Twelve months ending December 31, 2021	277
Twelve months ending December 31, 2022	120
Twelve months ending December 31, 2023	44
Twelve months ending December 31, 2024	48
Thereafter	203
Total undiscounted cash flows	$1,108
Discount	81
Lease liabilities	$1,027

Cash paid for amounts included in the measurement of lease liabilities during the year ended December 31, 2019 was $415,000. The Company adopted ASC 842 effective January 1, 2019. Prior to January 1, 2019, the Company measured lease expense in accordance with FASB ASC Topic 840. The Company recognized lease expense of $427,000 and $396,000 for the years ended December 31, 2019 and 2018, respectively.

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

At December 31, 2019 and 2018, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	December 31,	December 31,
	2019	2018
Undisbursed credit lines	$83,366	$66,057
Commitments to extend or originate credit	15,722	12,738
Standby letters of credit	6,732	3,999

Total commitments to extend credit	$105,820	$82,794

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

Note 13.         Shareholders’ Equity and Regulatory Matters

Preferred Stock

On May 1, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company sold (i) 14,738 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $4.00 per share, having a liquidation preference of $1,000 per share (the “preferred stock”) and (ii) a warrant (the “Warrant”) to purchase 499,029 shares of the Company’s common stock at an initial exercise price of $4.43 per share, subject to certain anti-dilution and other adjustments, to the Treasury for an aggregate purchase price of $14,738,000 in cash. During the first quarter of 2018, the Company used the proceeds from a subordinated note issuance to redeem the remaining 5,027 outstanding shares of preferred stock plus accrued dividends of $56,554. The Warrant expired on May 1, 2019.

Accumulated Other Comprehensive Income (Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred taxes of $38,000 and $199,000 as of December 31, 2019 and 2018, respectively (in thousands):

	Year Ended December 31,
	2019	2018
Net unrealized gains (losses) on securities	$186	$(696)
Net unrecognized losses on defined benefit plan	(44)	(53)
Total other comprehensive income (loss)	$142	$(749)

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

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement (the “SBHC Policy Statement”). On August 28, 2018, the Federal Reserve issued an interim final rule required by the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, which was signed into law on May 24, 2018 (the “EGRRCPA”), that expands the applicability of the SBHC Policy Statement to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies, such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules. The SBHC Policy Statement does not apply to the Bank and the Bank must comply with the Basel III Capital Rules. As of December 31, 2019, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950. To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. As of December 31, 2019, the Bank exceeded the minimum ratios to be classified as well capitalized.

On September 17, 2019, the federal bank regulators issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion of assets, like the Company and the Bank, to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which is effective January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. The Bank does not expect to opt into the CBLR framework in 2020.

The capital amounts and ratios at December 31, 2019 and 2018 for the Bank are presented in the table below (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital (to risk-weighted assets) Village Bank	$54,653	12.56%	$34,807	8.00%	$43,508	10.00%
Tier 1 capital (to risk-weighted assets) Village Bank	52,867	12.15%	26,015	6.00%	34,807	8.00%
Leverage ratio (Tier 1 capital to average assets) Village Bank	52,867	9.69%	21,823	4.00%	27,278	5.00%
Common equity tier 1 (to risk-weighted assets) Village Bank	52,867	12.15%	19,579	4.50%	28,280	6.50%

December 31, 2018
Total capital (to risk-weighted assets) Village Bank	$49,926	12.46%	$32,051	8.00%	$40,064	10.00%
Tier 1 capital (to risk-weighted assets) Village Bank	46,875	11.70%	24,038	6.00%	32,051	8.00%
Leverage ratio (Tier 1 capital to average assets) Village Bank	46,875	9.15%	20,502	4.00%	25,628	5.00%
Common equity tier 1 (to risk-weighted assets) Village Bank	46,875	11.70%	18,029	4.50%	26,042	6.50%

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

The following table summarizes options outstanding under the Company’s stock incentive plans at the indicated dates:

	Year Ended December 31,
	2019				2018
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value
Options outstanding, beginning of period	734	$25.63	$9.76		2,245	$24.17	$12.88
Granted	-	-	-		-	-	-
Forfeited	-	-	-		-	-	-
Exercised	-	-	-		(1,511)	23.46	14.39
Options outstanding, end of period	734	$25.63	$9.76	$-	734	$25.63	$9.76	$-
Options exercisable, end of period	734				734

The following table summarizes information about stock options outstanding at December 31, 2019:

	Outstanding			Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price
$25.28-$25.76	734	3.59	$25.63	734	$25.63

	734	3.59	25.63	734	25.63

During 2019, we granted certain officers time-based restricted shares of common stock and performance-based restricted stock units. The time-based shares vest ratably over a three-year period provided that the officer is employed with the Company on the applicable vesting date. The performance-based units, which have a two-year performance period that began on January 2, 2020, vest based on the Company’s achievement of performance targets related to return on tangible common equity and the adversely classified items ratio, with possible vesting percentages ranging from 0% to 150% of the target awards.

During 2018, we granted certain officers and directors time-based restricted shares of common stock and performance-based restricted stock units. The time-based shares vest ratably over a three-year period provided that the officer or director is employed with, or serving on the board of directors of, the Company on the applicable vesting date. The performance-based units, which have a two-year performance period that began on January 2, 2019, vest based on the Company’s achievement of performance targets related to return on tangible common equity and the adversely classified items ratio, with possible vesting percentages ranging from 0% to 150% of the target awards.

During the second quarter of 2019, the ownership of the Company’s largest shareholder exceeded 50% of the Company’s outstanding common stock, which triggered change in control provisions included in the Company’s stock incentive plans. The award agreements provided for the acceleration of the vesting of restricted stock awards and units in the event of a change in control, with the restricted stock units vesting at the maximum potential value of the awards.

The total number of shares underlying non-vested restricted stock was 12,310 and 23,449 at December 31, 2019 and 2018, respectively. The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period. Unamortized stock-based compensation related to non-vested share-based compensation arrangements granted under the stock incentive plan as of December 31, 2019 and 2018 was $364,000 and $468,000, respectively. The time based unrecognized compensation of $230,000 is expected to be recognized over a weighted average period of 2.50 years. During 2019 and 2018, there were forfeitures of 8,274 and 2,007 shares of restricted stock awards, respectively.

A summary of changes in the Company’s non-vested restricted stock awards for the year follows:

	Shares	Weighted- Average Grant-Date Fair-Value	Aggregate Intrinsic Value
December 31, 2018	23,449	$32.46	$870,192
Granted	12,510	33.83	464,246
Vested	(18,567)	29.89	(689,021)
Forfeited	(8,274)	27.98	(307,048)
Other(1)	3,192	33.75	118,455

December 31, 2019	12,310	$33.83	$456,824

(1) Represents the incremental increase in shares that vested based on the restricted stock units vesting at the maximum potential value as opposed to the targeted potential value of the award.

Stock-based compensation expense was $413,000 and $199,000, for the years ended December 31, 2019 and 2018, respectively.

Note 15.         Trust Preferred Securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate was 4.06% and 4.94% at December 31, 2019 and 2018, respectively. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at December 31, 2019 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly–owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts and is also payable quarterly. The interest rate was 3.31%and 4.19% at December 31, 2019 and 2018, respectively. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at December 31, 2019 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 16.         Subordinated Debt Offering

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrue interest at a fixed rate of 6.50% for the first five years until March 31, 2023; thereafter, the subordinated notes will accrue interest at an annual floating rate equal to three-month LIBOR plus a spread of 3.73% until maturity or early redemption. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. At December 31, 2019, the carrying value of the notes totaled $5,595,000.

Note 17.         Retirement Plans

401K Plan: The Bank provides a qualified 401K plan to all eligible employees which is administered through the Virginia Bankers Association Benefits Corporation. Employees are eligible to participate in the plan after three months of employment. Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction. Due to economic conditions at the time, the Bank ceased its matching program in 2009; however, beginning January 2013, the Bank reinstituted the 401K match. The Bank provided a matching contribution of 100% of the first 1% the participant contributes, and then 50% of the next 5% of their salary, totaling a maximum 3.5%. Participants are always fully vested in their own contributions, and the Bank’s matching contributions vest 100% after two years of service. Total contributions to the plan for the years ended December 31, 2019 and 2018 were $351,000, and $322,000, respectively.

Supplemental Executive Retirement Plan: The Bank established the Village Bank SERP on January 1, 2005 to provide supplemental retirement income to certain executive officers as designated by the Personnel Committee, later replaced by the Compensation Committee, and approved by the board of directors. The SERP is an unfunded employee pension plan under the provisions of the Employee Retirement Income Security Act of 1974. An eligible employee, once designated by the Committee and approved by the board of directors in writing to participate in the SERP, becomes a participant in the SERP 60 days following such approval (unless an earlier participation date is approved). The retirement benefit to be received by a participant is determined by the Committee and approved by the board of directors and is payable in equal monthly installments over the period specified in the SERP for each respective participant, commencing on the first day of the month following a participant’s retirement or termination of employment, provided the participant has been employed by the Bank for a minimum of 10 years. The Compensation Committee, in its sole discretion, may choose to treat a participant who has experienced a termination of employment on or after attaining age 65 but prior to completing his service requirement as having completed his service requirement. During the second quarter of 2019, the ownership of the Company’s largest shareholder exceeded 50% of the Company’s outstanding common stock, which triggered change in control provisions included in the SERP. The SERP provides for the acceleration of the vesting of benefits in the event of a change in control, which resulted in the three executives participating in the plan becoming fully vested as of the date of the change in control. At December 31, 2019 and 2018, the Bank’s liability under the SERP was $2,546,000 and $2,181,000, respectively, and expense for the years ended December 31, 2019 and 2018 was $513,000 and $194,000, respectively. The increase in other comprehensive income related to the minimum pension adjustment was $9,000 net of tax for the years ended December 31, 2019 and 2018. The increase in cash surrender value of the bank owned life insurance related to the participants was $171,000 and $173,000 for the years ended December 31, 2019 and 2018, respectively.

Directors’ Deferral Plan: The Bank established the Village Bank Outside Directors Deferral Plan (the “Directors Deferral Plan”) on January 1, 2005 under which non-employee directors of the Bank have the opportunity to defer receipt of all or a portion of certain compensation until retirement or departure from the board of directors. Deferral of compensation under the Directors Deferral Plan is voluntary by non-employee directors and to participate in the plan a director must file a deferral election as provided in the plan. A director shall become an active participant with respect to a plan year (as defined in the plan) only if he is expected to have compensation during the plan year and he timely files a deferral election. A separate account is established for each participant in the plan and each account shall, in addition to compensation deferred at the election of the participant, be credited with interest on the balance of the account, the rate of such interest to be established by the board of directors in its sole discretion at the beginning of each plan year. For those directors electing to purchase stock, the obligation will only be settled by delivery of the fixed number of shares they purchased. At December 31, 2019 and 2018, the Bank’s liability under the Directors Deferral Plan was $419,000 and $320,000, respectively, and expense for the years ended December 31, 2019 and 2018 was $109,000 and $79,000, respectively. In the first quarter of 2015 and the fourth quarter of 2013, certain directors elected to purchase common stock with funds from their deferred compensation accounts causing the December 31, 2015 and December 31, 2013 liability to be lower than the December 31, 2014 liability. A rabbi trust was established to hold the shares. At December 31, 2019 and 2018, the trust held 40,875 and 41,962 shares, respectively of Company common stock totaling $856,000 and $883,000, respectively.

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

Other Real Estate Owned: OREO assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Subsequently, OREO assets are carried at fair value less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (in thousands):

	Fair Value Measurement
	at December 31, 2019 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government Agencies	$14,845	$-	$14,845	$-
Mortgage-backed securities	25,302	-	25,302	-
Subordinated debt	6,790	-	6,540	250

Financial Assets - Non-Recurring
Impaired loans	1,468	-	-	1,468
Assets held for sale	514	-	-	514
Other real estate owned	526	-	-	526

	Fair Value Measurement
	at December 31, 2018 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government Agencies	$13,851	$-	$13,851	$-
Mortgage-backed securities	26,450	-	26,450	-
Subordinated debt	3,952	-	3,452	500

Financial Assets - Non-Recurring
Impaired loans	1,868	-	-	1,868
Assets held for sale	554	-	-	554
Other real estate owned	526	-	-	526

The following table presents qualitative information about Level 3 fair value measurements for financial instruments measured at fair value for the years ended December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
Impaired loans - real estate secured	$1,468	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)
Assets held for sale	$514	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)
Other real estate owned	$526	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)

(1)   Fair Value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not identifiable

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

(1)   Fair Value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not identifiable

(2)   Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances

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

The following tables reflect the carrying amounts and estimated fair values of the Company’s financial instruments whether or not recognized on the Consolidated Balance Sheet at fair value.

		December 31,		December 31,
		2019		2018
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$19,967	$19,967	$12,717	$12,717
Cash equivalents	Level 2	-	-	6,826	6,826
Investment securities available for sale	Level 2	46,687	46,687	43,753	43,753
Investment securities available for sale	Level 3	250	250	500	500
Federal Home Loan Bank stock	Level 2	1,694	1,694	1,320	1,320
Loans held for sale	Level 2	12,722	12,722	6,128	6,128
Loans	Level 3	427,827	429,254	412,562	409,939
Impaired loans	Level 3	1,468	1,468	1,868	1,868
Assets held for sale	Level 3	514	514	554	554
Other real estate owned	Level 3	526	526	526	526
Bank owned life insurance	Level 3	7,612	7,612	7,441	7,441
Accrued interest receivable	Level 2	2,597	2,597	2,662	2,662

Financial liabilities
Deposits	Level 2	443,208	443,645	439,047	439,125
FHLB borrowings	Level 2	29,000	29,285	21,000	21,093
Trust preferred securities	Level 2	8,764	9,812	8,764	8,852
Other borrowings	Level 2	10,912	10,912	5,563	5,563
Accrued interest payable	Level 2	221	221	221	221

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

The following table presents segment information as of and for the years ended December 31, 2019 and 2018 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2019

Revenues
Interest income	$23,079	$539	$(131)	$23,487
Gain on sale of loans	-	6,205	-	6,205
Other revenues	3,044	754	(220)	3,578
Total revenues	26,123	7,498	(351)	33,270

Expenses
Provision for loan losses	135	-	-	135
Interest expense	5,330	131	(131)	5,330
Salaries and benefits	9,047	3,194	-	12,241
Commissions	-	1,875	-	1,875
Other expenses	7,209	1,059	(220)	8,048
Total operating expenses	21,721	6,259	(351)	27,629

Income before income taxes	4,402	1,239	-	5,641
Income tax expense	904	260	-	1,164
Net income	$3,498	$979	$-	$4,477

Total assets	$542,053	$10,924	$(12,664)	$540,313

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2018

Revenues
Interest income	$20,768	$309	$(9)	$21,068
Gain on sale of loans	-	5,207	-	5,207
Other revenues	2,290	648	(210)	2,728
Total revenues	23,058	6,164	(219)	29,003

Expenses
Interest expense	3,908	9	(9)	3,908
Salaries and benefits	8,360	3,265	-	11,625
Commissions	-	1,744	-	1,744
Other expenses	7,145	1,061	(210)	7,996
Total operating expenses	19,413	6,079	(219)	25,273

Income before income taxes	3,645	85	-	3,730
Income tax expense	672	21		693
Net income	$2,973	$64	$-	$3,037

Total assets	$517,913	$9,504	$(12,551)	$514,866

Note 20.         Parent Corporation Only Financial Statements

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Balance Sheet

(in thousands)

	December 31,	December 31,
	2019	2018
Assets
Cash and due from banks	$1,007	$877
Investment in subsidiaries	53,768	48,272
Investment in special purpose subsidiary	264	264
Prepaid expenses and other assets	2,284	2,094

	$57,323	$51,507

Liabilities and Shareholders' Equity
Liabilities
Balance due to nonbank subsidiaries	$8,764	$8,764
Other borrowings	5,595	5,563
Accrued interest payable	47	47
Other liabilities	3	-
Total liabilities	14,409	14,374

Shareholders' equity
Common stock	5,779	5,707
Additional paid-in capital	54,285	53,212
Common stock warrant	-	732
Accumulated deficit	(17,292)	(21,769)
Stock in directors rabbi trust	(856)	(883)
Directors deferred fees obligation	856	883
Accumulated other comprehensive income (loss)	142	(749)
Total stockholders' equity	42,914	37,133

	$57,323	$51,507

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Operations and Comprehensive Income

Years Ended December 31, 2019 and 2018

(in thousands)

	2019	2018
Interest income
Village Bank money market	$3	$4

Interest expense
Interest on borrowed funds	775	653
Total interest expense	775	653

Net interest expense	(772)	(649)

Noninterest expense
Supplies	30	28
Professional and outside services	61	69
Other	42	41
Total noninterest expense	133	138
Net loss before undistributed income of subsidiary	(905)	(787)
Undistributed income of subsidiary	5,192	3,659
Net income before income tax benefit	4,287	2,872
Income tax benefit	(190)	(165)

Net income	$4,477	$3,037

Total comprehensive income	$5,368	$2,740

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Cash Flows

Years Ended December 31, 2019 and 2018

(in thousands)

	2019	2018
Cash Flows from Operating Activities
Net income	$4,477	$3,037
Adjustments to reconcile net income to net cash used in operating activities
Amortization of debt issuance costs	32	24
Undistributed income of subsidiary	(5,192)	(3,659)
Net change in:
Other assets	(190)	(163)
Interest Payable	-	47
Other liabilities	3	(53)
Net cash used in operating activities	(870)	(767)

Cash Flows from Investing Activities
Dividend from subsidiary	1,000	-
Net cash provided by investing activities	1,000	-

Cash Flows from Financing Activities
Proceeds from exercise of stock options	-	35
Redemption of preferred stock	-	(5,027)
Payment of preferred dividends	-	(113)
Issuance of Subordinated debt, net	-	5,539
Net cash provided by financing activities	-	434
Net increase (decrease) in cash	130	(333)
Cash, beginning of year	877	1,210

Cash, end of year	$1,007	$877

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2019, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

98

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be disclosed in this Item 10 is contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed in this Item 11 is contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required to be disclosed in this Item 12 is contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in this Item 13 is contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in this Item 14 is contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

99

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements and reports are included in Part II, Item 8, of this report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description

3.1	Articles of Incorporation of Village Bank and Trust Financial Corp., as amended (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on October 31, 2014).

3.2	Amended and Restated Bylaws of Village Bank and Trust Financial Corp. (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed with the SEC on March 27, 2015).

4.1	Specimen of Certificate for Village Bank and Trust Financial Corp. common stock (incorporated by reference to Exhibit 4.1 of the Form S-1 Registration Statement filed with the Securities and Exchange Commission on November 12, 2014 (SEC File No. 333-200147)).

4.2	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2018).

4.3	Description of Village Bank and Trust Financial Corps Securities

10.1	Employment Agreement, dated October 1, 2017, by and between Village Bank and Trust Financial Corp. and William G. Foster (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2017).*

100

10.2	Employment Agreement, dated December 20, 2018, by and between Village Bank and James E. Hendricks, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission December 21, 2018).*

10.3	Change of Control Agreement, dated May 1, 2018, by and between Village Bank and Max C. Morehead, Jr.*

10.4	Change of Control Agreement, dated May 22, 2018, by and between Village Bank and Trust Financial Corp. and Donald M. Kaloski, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2018).*

10.5	Incentive Plan, as amended June 18, 2014 (incorporated by reference to Exhibit 99.1 of the Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 18, 2014 (SEC File No. 333-196893)).*

10.6	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-KSB for the year ended December 31, 2004).*

10.7	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-KSB for the year ended December 31, 2004).*

10.8	Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.0 of the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2015 (SEC File No. 333-205407)).*

10.9	Form of Performance-Based Restricted Stock Unit Award Agreement under the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).*

10.10	Form of Time-Based Restricted Stock Award Agreement under the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).*

10.11	Village Bank and Trust Financial Corp. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2019).*

10.12	Outside Directors Deferral Plan, dated January 1, 2005 (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K for the year ended December 31, 2010).*

10.13	Supplemental Executive Retirement Plan, dated January 1, 2005 (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2010).*

10.14	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2018).

101

21	Subsidiaries of Village Bank and Trust Financial Corp.

23.1	Consent of Yount, Hyde & Barbour, P.C. Accounting Firm.

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Financial Officer.

32	Section 906 Certification.

101	The following materials from the Village Bank and Trust Financial Corp. Annual Report on Form 10-K for the year ended December 31, 2019 formatted in eXtensible Business Reporting (XBRL) (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

* Management contracts and compensatory plans and arrangements.

ITEM 16. FORM 10-K Summary

None.

102

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: March 16, 2020	By	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Foster Jr.	President, Chief Executive	March 16, 2020
William G. Foster, Jr.	Officer and Director (Principal Executive Officer)

/s/ Donald M. Kaloski, Jr.	Executive Vice President and Chief	March 16, 2020
Donald M. Kaloski, Jr.	Financial Officer (Principal Financial and Accounting Officer)

/s/ R.T. Avery, III	Director	March 16, 2020
R.T. Avery, III

/s/ Craig D. Bell	Director and Chairman of the Board	March 16, 2020
Craig D. Bell

/s/ Michael A. Katzen	Director	March 16, 2020
Michael A. Katzen

/s/ Charles E. Walton	Director	March 16, 2020
Charles E. Walton

/s/ George R. Whittemore	Director	March 16, 2020
George R. Whittemore

/s/ Michael L. Toalson	Director	March 16, 2020
Michael L. Toalson

/s/ Frank E Jenkins, Jr.	Director	March 16, 2020
Frank E Jenkins, Jr.

/s/ Devon M. Henry	Director	March 16, 2020
Devon M. Henry

103