Form 10-Q
period 2020-03-31
Village Bank & Trust Financial Corp.
filed 2020-05-14
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

1,453,759 shares of common stock, $4.00 par value, outstanding as of April 30, 2020

Village Bank and Trust Financial Corp.

Form 10-Q

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
March 31, 2020 (Unaudited) and December 31, 2019*
(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$23,613	$19,967
Federal funds sold	24,365	-
Total cash and cash equivalents	47,978	19,967
Investment securities available for sale, at fair value	39,081	46,937
Restricted stock, at cost	2,355	2,035
Loans held for sale, at fair value	17,219	12,722
Loans
Outstandings	435,234	429,295
Allowance for loan losses	(3,444)	(3,186)
Deferred fees and costs, net	704	764
Total loans, net	432,494	426,873
Other real estate owned, net of valuation allowance	526	526
Assets held for sale	514	514
Premises and equipment, net	11,929	12,036
Bank owned life insurance	7,657	7,612
Accrued interest receivable	2,578	2,597
Other assets	7,874	8,494

Total Assets	$570,205	$540,313

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$139,660	$131,228
Interest bearing	329,183	311,980
Total deposits	468,843	443,208
Federal Home Loan Bank advances	36,000	29,000
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,604	5,595
Other borrowings	-	5,317
Accrued interest payable	214	221
Other liabilities	6,618	5,294
Total liabilities	526,043	497,399

Shareholders' equity
Common stock, $4 par value, 10,000,000 shares authorized;
1,453,759 shares issued and outstanding at March 31, 2020 and 1,453,009 shares issued and outstanding at December 31, 2019	5,779	5,779
Additional paid-in capital	54,339	54,285
Accumulated deficit	(16,394)	(17,292)
Common stock warrant	-	-
Stock in directors rabbi trust	(771)	(856)
Directors deferred fees obligation	771	856
Accumulated other comprehensive income	438	142
Total shareholders' equity	44,162	42,914

Total liabilities and shareholders' equity	$570,205	$540,313

* Derived from audited consolidated financial statements

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
Three Months Ended March 31, 2020 and 2019
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	2020	2019
Interest income
Loans	$5,369	$5,365
Investment securities	270	293
Federal funds sold	45	51
Total interest income	5,684	5,709

Interest expense
Deposits	900	882
Borrowed funds	357	361
Total interest expense	1,257	1,243

Net interest income	4,427	4,466
Provision for loan losses	400	-
Net interest income after provision for loan losses	4,027	4,466

Noninterest income
Service charges and fees	518	458
Mortgage banking income, net	1,370	787
Gain on sale of investment securities	12	101
Gain on sale of Small Business Administration loans	86	92
Other	74	80
Total noninterest income	2,060	1,518

Noninterest expense
Salaries and benefits	3,022	2,936
Occupancy	326	349
Equipment	200	226
Supplies	38	41
Professional and outside services	716	809
Advertising and marketing	78	58
Foreclosed assets, net	-	1
FDIC insurance premium	60	90
Other operating expense	510	489
Total noninterest expense	4,950	4,999

Income before income tax expense	1,137	985
Income tax expense	239	176

Net income	$898	$809

Earnings per share, basic	$0.62	$0.56
Earnings per share, diluted	$0.62	$0.56

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income
Three Months ended March 31, 2020 and 2019
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$898	$809
Other comprehensive income
Unrealized holding gains arising during the period	384	510
Tax effect	(81)	(107)
Net change in unrealized holding gains on securities available for sale, net of tax	303	403

Reclassification adjustment
Reclassification adjustment for gains realized in income	(12)	(101)
Tax effect	3	21
Reclassification for gains included in net income, net of tax	(9)	(80)

Minimum pension adjustment	3	3
Tax effect	(1)	(1)
Minimum pension adjustment, net of tax	2	2

Total other comprehensive income	296	325

Total comprehensive income	$1,194	$1,134

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Shareholders' Equity
(Unaudited)
(In thousands)

						Directors	Accumulated
		Additional		Common	Stock in	Deferred	Other
	Common	Paid-in	Accumulated	Stock	Directors	Fees	Comprehensive
	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Income	Total
Balance, December 31, 2019	$5,779	$54,285	$(17,292)	$-	$(856)	$856	$142	$42,914

Restricted stock redemption	-	-	-	-	85	(85)	-	-
Vesting of restricted stock	-	-	-	-	-	-	-	-
Stock based compensation	-	54	-	-	-	-	-	54
Net income	-	-	898	-	-	-	-	898
Other comprehensive income	-	-	-	-	-	-	296	296
Balance, March 31, 2020	5,779	54,339	(16,394)	-	(771)	771	438	44,162

Balance, December 31, 2018	$5,707	$53,212	$(21,769)	$732	$(883)	$883	$(749)	$37,133

Restricted stock redemption	-	-	-	-	27	(27)	-	-
Vesting of restricted stock	13	(13)	-	-	-	-	-	-
Stock based compensation	-	46	-	-	-	-	-	46
Net income	-	-	809	-	-	-	-	809
Other comprehensive income	-	-	-	-	-	-	325	325
Balance, March 31, 2019	$5,720	$53,245	$(20,960)	$732	$(856)	$856	$(424)	$38,313

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2020 and 2019
(Unaudited)
(in thousands)

	2020	2019
Cash Flows from Operating Activities
Net income	$898	$809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149	268
Amortization of debt issuance costs	9	8
Deferred income taxes	239	-
Provision for loan losses	400	177
(Gain) loss on sale of investment securities	(12)	(101)
Gain on sales of loans held for sale	(2,084)	(928)
Stock compensation expense	54	46
Proceeds from sale of mortgage loans	51,959	30,310
Origination of mortgage loans held for sale	(54,372)	(28,472)
Amortization of premiums and accretion of discounts on securities, net	67	31
Increase in bank owned life insurance	(45)	(37)
Net change in:
Interest receivable	19	(67)
Other assets	307	(1,152)
Interest payable	(7)	20
Other liabilities	1,324	1,847
Net cash (used in) provided by operating activities	(1,095)	2,759

Cash Flows from Investing Activities
Purchases of available for sale securities	(1,013)	(4,632)
Proceeds from the sale of available for sale securities	7,936	6,491
Proceeds from maturities, calls and paydowns of available for sale securities	1,248	1,038
Net increase in loans	(6,021)	(3,428)
Purchases of premises and equipment, net	(42)	(184)
Purchase of restricted stock	(320)	(34)
Net cash provided by (used in) by investing activities	1,788	(749)

Cash Flows from Financing Activities
Net increase in deposits	25,635	4,353
Net increase in Federal Home Loan Bank advances	7,000	-
Net decrease in other borrowings	(5,317)	-
Net cash provided by financing activities	27,318	4,353

Net increase in cash and cash equivalents	28,011	6,363
Cash and cash equivalents, beginning of period	19,967	19,543

Cash and cash equivalents, end of period	$47,978	$25,906

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$1,264	$1,223
Supplemental Schedule of Non-Cash Activities
Unrealized gains (losses) on securities available for sale	$370	$409
Right of use assets obtained in exchange for new operating lease liabilities	$-	$1,405
Minimum pension adjustment	$3	$3

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2020 and 2019

(Unaudited)

Note 1 – Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary, Village Bank Mortgage Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2020 is not necessarily indicative of the results to be expected for the full year ending December 31, 2020. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”).

Note 2 – Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and statements of income for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses and its related provision including impaired loans and troubled debt restructurings (“TDRs”), the valuation allowance on the deferred tax asset, valuation of other real estate owned (“OREO”) and the estimate of the fair value of assets held for sale.

Note 3 – Earnings per common share

The following table presents the basic and diluted earnings per common share computation (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator
Net income - basic and diluted	$898	$809

Denominator
Weighted average shares outstanding - basic	1,454	1,435
Dilutive effect of common stock options	-	-

Weighted average shares outstanding - diluted	1,454	1,435

Earnings per share - basic	$0.62	$0.56
Earnings per share - diluted	$0.62	$0.56

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

The vesting of 4,155 and 8,650 at March 31, 2020 and 2019, respectively, of the unvested restricted units included in Note 11 “Stock incentive plan” was dependent upon meeting certain performance criteria. As of March 31, 2020 and 2019, it was indeterminable whether these unvested restricted units would vest and as such the underlying shares were excluded from common shares issued and outstanding at such date and were not included in the computation of earnings per share for such period.

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 514 and 578 shares were not included in computing diluted earnings per share for the three months ended March 31, 2020 and 2019, respectively, because their effects were anti-dilutive. Additionally, the impact of the warrant to acquire shares of the Company’s common stock in connection with the Company’s participation in the Troubled Asset Relief Program is not included for the period ended March 31, 2019, as the warrant was anti-dilutive. The warrant expired on May 1, 2019 and as such was not included in the period ended March 31, 2020.

Note 4 – Investment securities available for sale

The amortized cost and fair value of investment securities available for sale as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2020
U.S. Government agency obligations	$12,706	$154	$(3)	$12,857
Mortgage-backed securities	17,989	631	-	18,620
Subordinated debt	7,779	43	(218)	7,604

	$38,474	$828	$(221)	$39,081

December 31, 2019
U.S. Government agency obligations	$14,797	$57	$(9)	$14,845
Mortgage-backed securities	25,124	204	(26)	25,302
Subordinated debt	6,779	91	(80)	6,790

	$46,700	$352	$(115)	$46,937

At March 31, 2020 the Company had investment securities with a fair value of approximately $6,196,000 pledged to secure borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). At December 31, 2019, the Company had no investment securities pledged to secure borrowings from the FHLB.

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the periods indicated (in thousands):

	Three Months
	Ended March 31,
	2020	2019
Gross realized gains	$39	$101
Gross realized losses	(27)	-

	$12	$101

The Company sold approximately $7,900,000 and $6,500,000 in 2020 and 2019, respectively, of investment securities available for sale at a net gain of $12,000 in 2020 and $101,000 in 2019. The sales of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity.

Investment securities available for sale that have an unrealized loss position at March 31, 2020 and December 31, 2019 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2020
U.S. Government agency obligations	$-	$-	$1,201	$(3)	$1,201	$(3)
Subordinated debt	4,344	(136)	418	(82)	4,762	(218)

	$4,344	$(136)	$1,619	$(85)	$5,963	$(221)

December 31, 2019
U.S. Government agency obligations	$2,001	$(1)	$5,368	$(8)	$7,369	$(9)
Mortgage-backed securities	2,747	(26)	-	-	2,747	(26)
Subordinated debt	759	(6)	940	(74)	1,699	(80)

	$5,507	$(33)	$6,308	$(82)	$11,815	$(115)

As of March 31, 2020, there were $1.6 million, or six issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $85,000 and consisted of U.S. Government agency obligations, and subordinated debt.

All of the unrealized losses are attributable to movements in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2020.

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2020, by contractual maturity, are as follows (in thousands):

	Amortized
	Cost	Fair Value
Less than one year	$6,208	$6,257
One to five years	4,489	4,557
Five to ten years	10,114	9,989
More than ten years	17,663	18,278

Total	$38,474	$39,081

Note 5 – Loans and allowance for loan losses

Loans classified by type as of March 31, 2020 and December 31, 2019 are as follows (dollars in thousands):

	March 31, 2020		December 31, 2019
	Amount	%	Amount	%
Construction and land development
Residential	$8,143	1.87%	$7,887	1.84%
Commercial	24,027	5.52%	24,063	5.60%
	32,170	7.39%	31,950	7.44%
Commercial real estate
Owner occupied	103,210	23.71%	98,353	22.91%
Non-owner occupied	115,278	26.49%	116,508	27.14%
Multifamily	14,046	3.23%	13,332	3.10%
Farmland	150	0.03%	156	0.04%
	232,684	53.46%	228,349	53.19%
Consumer real estate
Home equity lines	20,590	4.73%	21,509	5.01%
Secured by 1-4 family residential,
First deed of trust	57,352	13.18%	55,856	13.01%
Second deed of trust	11,348	2.61%	10,411	2.43%
	89,290	20.52%	87,776	20.45%
Commercial and industrial loans
(except those secured by real estate)	45,838	10.53%	45,074	10.50%
Guaranteed student loans	32,251	7.41%	33,525	7.81%
Consumer and other	3,001	0.69%	2,621	0.60%

Total loans	435,234	100.0%	429,295	100.0%
Deferred fees and costs, net	704		764
Less: allowance for loan losses	(3,444)		(3,186)

	$432,494		$426,873

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the FHLB as part of their lending arrangement with the Company totaled $49,013,000 and $49,736,000 as of March 31, 2020 and December 31, 2019, respectively.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (in thousands):

	March 31,	December 31,
	2020	2019
Commercial real estate
Owner occupied	$-	$497
	-	497
Consumer real estate
Home equity lines	300	300
Secured by 1-4 family residential
First deed of trust	745	842
Second deed of trust	62	63
	1,107	1,205
Commercial and industrial loans
(except those secured by real estate)	210	166

Total loans	$1,317	$1,868

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; and
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
March 31, 2020
Construction and land development
Residential	$7,825	$318	$-	$-	$8,143
Commercial	23,542	185	300	-	24,027
	31,367	503	300	-	32,170
Commercial real estate
Owner occupied	92,362	8,759	2,089	-	103,210
Non-owner occupied	114,560	226	492	-	115,278
Multifamily	13,903	143	-	-	14,046
Farmland	150	-	-	-	150
	220,975	9,128	2,581	-	232,684
Consumer real estate
Home equity lines	19,585	705	300	-	20,590
Secured by 1-4 family residential
First deed of trust	54,634	1,594	1,124	-	57,352
Second deed of trust	11,136	13	199	-	11,348
	85,355	2,312	1,623	-	89,290
Commercial and industrial loans (except those secured by real estate)	44,026	1,301	511	-	45,838
Guaranteed student loans	32,251	-	-	-	32,251
Consumer and other	2,954	47	-	-	3,001

Total loans	$416,928	$13,291	$5,015	$-	$435,234

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
December 31, 2019
Construction and land development
Residential	$7,887	$-	$-	$-	$7,887
Commercial	23,758	-	305	-	24,063
	31,645	-	305	-	31,950
Commercial real estate
Owner occupied	90,146	8,072	135	-	98,353
Non-owner occupied	115,781	230	497	-	116,508
Multifamily	13,186	146	-	-	13,332
Farmland	71	85	-	-	156
	219,184	8,533	632	-	228,349
Consumer real estate
Home equity lines	20,486	723	300	-	21,509
Secured by 1-4 family residential
First deed of trust	53,200	1,660	996	-	55,856
Second deed of trust	10,130	167	114	-	10,411
	83,816	2,550	1,410	-	87,776
Commercial and industrial loans (except those secured by real estate)	41,837	2,891	346	-	45,074
Guaranteed student loans	33,525	-	-	-	33,525
Consumer and other	2,621	-	-	-	2,621

Total loans	$412,628	$13,974	$2,693	$-	$429,295

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
March 31, 2020
Construction and land development
Residential	$-	$-	$-	$-	$8,143	$8,143	$-
Commercial	-	-	-	-	24,027	24,027	-
	-	-	-	-	32,170	32,170	-
Commercial real estate
Owner occupied	758	-	-	758	102,452	103,210	-
Non-owner occupied	-	-	-	-	115,278	115,278	-
Multifamily	-	-	-	-	14,046	14,046	-
Farmland	-	-	-	-	150	150	-
	758	-	-	758	231,926	232,684	-
Consumer real estate
Home equity lines	120	-	-	120	20,470	20,590	-
Secured by 1-4 family residential
First deed of trust	227	217	-	444	56,908	57,352	-
Second deed of trust	49	-	-	49	11,299	11,348	-
	396	217	-	613	88,677	89,290	-
Commercial and industrial loans (except those secured by real estate)	417	427	-	844	44,994	45,838	-
Guaranteed student loans	1,929	652	2,765	5,346	26,905	32,251	2,765
Consumer and other	-	4	-	4	2,997	3,001	-

Total loans	$3,500	$1,300	$2,765	$7,565	$427,669	$435,234	$2,765

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2019
Construction and land development
Residential	$-	$-	$-	$-	$7,887	$7,887	$-
Commercial	-	-	-	-	24,063	24,063	-
	-	-	-	-	31,950	31,950	-
Commercial real estate
Owner occupied	701	-	-	701	97,652	98,353	-
Non-owner occupied	-	-	-	-	116,508	116,508	-
Multifamily	-	-	-	-	13,332	13,332	-
Farmland	-	-	-	-	156	156	-
	701	-	-	701	227,648	228,349	-
Consumer real estate
Home equity lines	52	-	-	52	21,457	21,509	-
Secured by 1-4 family residential
First deed of trust	290	-	-	290	55,566	55,856	-
Second deed of trust	133	-	-	133	10,278	10,411	-
	475	-	-	475	87,301	87,776	-
Commercial and industrial loans (except those secured by real estate)	773	-	-	773	44,301	45,074	-
Guaranteed student loans	1,694	1,309	2,567	5,570	27,955	33,525	2,567
Consumer and other	4	-	-	4	2,617	2,621	-

Total loans	$3,647	$1,309	$2,567	$7,523	$421,772	$429,295	$2,567

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

Impaired loans are set forth in the following table as of the dates indicated (in thousands):

	March 31, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$300	$300	$-	$337	$337	$-
	300	300	-	337	337	-
Commercial real estate
Owner occupied	2,582	2,597	-	2,089	2,104	-
Non-owner occupied	2,128	2,128	-	2,304	2,304	-
	4,710	4,725	-	4,393	4,408	-
Consumer real estate
Home equity lines	300	300	-	300	300	-
Secured by 1-4 family residential
First deed of trust	2,128	2,128	-	1,752	1,774	-
Second deed of trust	904	1,112	-	752	960	-
	3,332	3,540	-	2,804	3,034	-
Commercial and industrial loans (except those secured by real estate)	161	161	-	211	373	-
	8,503	8,726	-	7,745	8,152	-

With an allowance recorded
Commercial real estate
Owner occupied	1,403	1,403	13	1,414	1,414	15
	1,403	1,403	13	1,414	1,414	15
Consumer real estate
Secured by 1-4 family residential
First deed of trust	77	77	9	78	78	9
	77	77	9	78	78	9
Commercial and industrial loans (except those secured by real estate)	180	342	48	135	334	135
	1,660	1,822	70	1,627	1,826	159

Total
Construction and land development
Commercial	300	300	-	337	337	-
	300	300	-	337	337	-
Commercial real estate
Owner occupied	3,985	4,000	13	3,503	3,518	15
Non-owner occupied	2,128	2,128	-	2,304	2,304	-
	6,113	6,128	13	5,807	5,822	15
Consumer real estate
Home equity lines	300	300	-	300	300	-
Secured by 1-4 family residential,
First deed of trust	2,205	2,205	9	1,830	1,852	9
Second deed of trust	904	1,112	-	752	960	-
	3,409	3,617	9	2,882	3,112	9
Commercial and industrial loans (except those secured by real estate)	341	503	48	346	707	135
	$10,163	$10,548	$70	$9,372	$9,978	$159

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$-	$-	$267	$-
Commercial	315	-	475	-
	315	-	742	-
Commercial real estate
Owner occupied	2,696	29	3,460	42
Non-owner occupied	2,324	32	2,597	23
	5,020	61	6,057	65
Consumer real estate
Home equity lines	363	4	550	-
Secured by 1-4 family residential
First deed of trust	2,072	19	2,972	42
Second deed of trust	740	14	704	13
	3,175	37	4,226	55
Commercial and industrial loans (except those secured by real estate)	646	-	477	8
Consumer and other	1	-	1	-
	9,157	98	11,503	128

With an allowance recorded
Construction and land development
Commercial	-	-	26	-
Commercial real estate
Owner occupied	1,420	15	1,461	15
	1,420	15	1,461	15
Consumer real estate
Secured by 1-4 family residential
First deed of trust	136	1	262	3
Second deed of trust	78	-	162	2
	214	1	424	5
Commercial and industrial loans (except those secured by real estate)	162	6	176	-
Consumer and other	4	-	14	-
	1,800	22	2,101	20

Total
Construction and land development
Residential	$-	$-	$267	$-
Commercial	315	-	501	-
	315	-	768	-
Commercial real estate
Owner occupied	4,116	44	4,921	57
Non-owner occupied	2,324	32	2,597	23
	6,440	76	7,518	80
Consumer real estate
Home equity lines	363	4	550	-
Secured by 1-4 family residential,
First deed of trust	2,208	20	3,234	45
Second deed of trust	818	14	866	15
	3,389	38	4,650	60
Commercial and industrial loans (except those secured by real estate)	808	6	653	8
Consumer and other	5	-	15	-
	$10,957	$120	$13,604	$148

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

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
March 31, 2020
Commercial real estate
Owner occupied	$3,462	$3,462	$-	$13
Non-owner occupied	2,128	2,128	-	-
	5,590	5,590	-	13
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,630	1,128	502	9
Second deeds of trust	816	754	62	-
	2,446	1,882	564	9
Commercial and industrial loans (except those secured by real estate)	210	-	210	48
	$8,246	$7,472	$774	$70

Number of loans	37	28	9	4

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2019
Commercial real estate
Owner occupied	$3,502	$3,502	$-	$15
Non-owner occupied	2,304	1,807	497	-
	5,806	5,309	497	15
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,641	881	760	9
Second deeds of trust	752	689	63	-
	2,393	1,570	823	9
Commercial and industrial loans (except those secured by real estate)	211	180	31	-
	$8,410	$7,059	$1,351	$24

Number of loans	38	29	9	3

The following table provides information about TDRs identified during the indicated periods (dollars in thousands).

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance
Commercial real estate
Non-owner occupied	-	$-	$-	1	$515	$515
	-	$-	$-	1	$515	$515

There were no defaults on TDRs that were modified as TDRs during the prior twelve month period ended March 31, 2020 and 2019.

18

Activity in the allowance for loan losses is as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Three Months Ended March 31, 2020
Construction and land development
Residential	$48	$170	$-	$1	$219
Commercial	137	133	-	-	270
	185	303	-	1	489
Commercial real estate
Owner occupied	671	188	-	-	859
Non-owner occupied	831	227	-	-	1,058
Multifamily	85	(17)	-	-	68
Farmland	2	(1)	-	-	1
	1,589	397	-	-	1,986
Consumer real estate
Home equity lines	271	(231)	-	-	40
Secured by 1-4 family residential
First deed of trust	343	(189)	-	3	157
Second deed of trust	64	8	-	4	76
	678	(412)	-	7	273
Commercial and industrial loans
(except those secured by real estate)	572	(31)	(135)	3	409
Student loans	108	16	(20)	-	104
Consumer and other	30	9	(1)	3	41
Unallocated	24	118	-	-	142

	$3,186	$400	$(156)	$14	$3,444

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Three Months Ended March 31, 2019
Construction and land development
Residential	$42	$3	$-	$1	$46
Commercial	220	(48)	-	1	173
	262	(45)	-	2	219
Commercial real estate
Owner occupied	673	37	-	-	710
Non-owner occupied	673	19	-	-	692
Multifamily	87	1	-	-	88
Farmland	2	-	-	-	2
	1,435	57	-	-	1,492
Consumer real estate
Home equity lines	244	(10)	-	6	240
Secured by 1-4 family residential
First deed of trust	385	8	-	2	395
Second deed of trust	51	2	-	4	57
	680	-	-	12	692
Commercial and industrial loans
(except those secured by real estate)	308	48	(15)	11	352
Student loans	121	33	(33)	-	121
Consumer and other	34	(3)	(2)	1	30
Unallocated	211	(90)	-	-	121

	$3,051	$-	$(50)	$26	$3,027

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Year Ended December 31, 2019
Construction and land development
Residential	$42	$(1)	$-	$7	$48
Commercial	220	(85)	-	2	137
	262	(86)	-	9	185
Commercial real estate
Owner occupied	673	(2)	-	-	671
Non-owner occupied	673	158	-	-	831
Multifamily	87	(2)	-	-	85
Farmland	2	-	-	-	2
	1,435	154	-	-	1,589
Consumer real estate
Home equity lines	244	50	(35)	12	271
Secured by 1-4 family residential
First deed of trust	385	(56)	-	14	343
Second deed of trust	51	(56)	-	69	64
	680	(62)	(35)	95	678
Commercial and industrial loans
(except those secured by real estate)	308	239	(64)	89	572
Student loans	121	80	(93)	-	108
Consumer and other	34	(3)	(26)	25	30
Unallocated	211	(187)	-	-	24

	$3,051	$135	$(218)	$218	$3,186

The amount of the loan loss provision (recovery) is determined by an evaluation of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.

The level of the allowance reflects changes in the size of the portfolio or in any of its components as well as management’s continuing evaluation of industry concentrations, specific credit risk, loan loss experience, current loan portfolio quality, and present economic, political and regulatory conditions. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgement, should be charged off. While management utilizes its best judgement and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company recorded a provision for loan losses of $400,000 for the three month period ended March 31, 2020 as a result of growth in the loan portfolio, an increase in the historical loan loss experience and an increase in the qualitative factors due to the anticipated economic impact of COVID-19. The Company recorded a provision for loan losses of $135,000 for the year ended December 31, 2019 because of an increase in the specific reserves associated with a relationship evaluated individually for impairment. The Company did not record a provision for loan losses for the three month period ended March 31, 2019 because of minimal net charge-offs, no significant changes in qualitative factors and stable asset quality.

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in calculation of the allowance. The allowance for loan losses included an unallocated portion of approximately $142,000, $24,000, and $121,000 at March 31, 2020, December 31, 2019, and March 31, 2019, respectively.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance				Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively
Three Months Ended March 31, 2020
Construction and land development
Residential	$219	$-	$219	$8,143	$-	$8,143
Commercial	270	-	270	24,027	300	23,727
	489	-	489	32,170	300	31,870
Commercial real estate
Owner occupied	859	13	846	103,210	3,985	99,225
Non-owner occupied	1,058	-	1,058	115,278	2,128	113,150
Multifamily	68	-	68	14,046	-	14,046
Farmland	1	-	1	150	-	150
	1,986	13	1,973	232,684	6,113	226,571
Consumer real estate
Home equity lines	40	-	40	20,590	300	20,290
Secured by 1-4 family residential
First deed of trust	157	9	148	57,352	2,205	55,147
Second deed of trust	76	-	76	11,348	904	10,444
	273	9	264	89,290	3,409	85,881
Commercial and industrial loans
(except those secured by real estate)	409	48	361	45,838	341	45,497
Student loans	104	-	104	32,251	-	32,251
Consumer and other	183	-	183	3,001	-	3,001

	$3,444	$70	$3,374	$435,234	$10,163	$425,071

Year Ended December 31, 2019
Construction and land development
Residential	$48	$-	$48	$7,887	$-	$7,887
Commercial	137	-	137	24,063	337	23,726
	185	-	185	31,950	337	31,613
Commercial real estate
Owner occupied	671	15	656	98,353	3,503	94,850
Non-owner occupied	831	-	831	116,508	2,304	114,204
Multifamily	85	-	85	13,332	-	13,332
Farmland	2	-	2	156	-	156
	1,589	15	1,574	228,349	5,807	222,542
Consumer real estate
Home equity lines	271	-	271	21,509	300	21,209
Secured by 1-4 family residential
First deed of trust	343	9	334	55,856	1,830	54,026
Second deed of trust	64	-	64	10,411	752	9,659
	678	9	669	87,776	2,882	84,894
Commercial and industrial loans
(except those secured by real estate)	572	135	437	45,074	346	44,728
Student loans	108	-	108	33,525	-	33,525
Consumer and other	54	-	54	2,621	-	2,621

	$3,186	$159	$3,027	$429,295	$9,372	$419,923

Note 6 – Deposits

Deposits as of March 31, 2020 and December 31, 2019 were as follows (dollars in thousands):

	March 31, 2020		December 31, 2019
	Amount	%	Amount	%

Checking accounts
Noninterest bearing demand	139,660	29.8%	$131,228	29.6%
Interest bearing	51,008	10.9%	48,428	10.9%
Money market accounts	114,461	24.4%	99,955	22.6%
Savings accounts	26,618	5.7%	26,396	6.0%
Time deposits of $250,000 and over	24,535	5.2%	22,327	5.0%
Other time deposits	112,561	24.0%	114,874	25.9%

Total	$468,843	100.0%	$443,208	100.0%

Note 7 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $2,014,000 in FHLB stock at March 31, 2020 and $1,694,000 at December 31, 2019, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of commercial, 1-4 family residential loans and investment securities. The Company had FHLB advances of $36,000,000 and $29,000,000 at March 31, 2020 and December 31, 2019, respectively, maturing through 2023.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The carrying value of these short term borrowing agreements was $5,317,000 at December 31, 2019. There were no borrowings against the lines at March 31, 2020.

The Company’s unused lines of credit for future borrowings total approximately $49 million at March 31, 2020, which consists of $6.2 million available from the FHLB, $10 million on revolving bank line of credit, $7.8 million under secured federal funds agreements with third party financial institutions, and $25 million in repurchase lines of credit with third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank of Richmond or the FHLB above the current lendable collateral value.

22

Note 8 – Leases

The following tables present information about the Company’s leases (dollars in thousands):

March 31, 2020
Lease liabilities	$928
Right-of-use assets	$915
Weighted average remaining lease term	4.04 years
Weighted average discount rate	2.98%

For the Three Months Ended
March 31, 2020
Lease cost
Operating lease cost	$107
Total lease cost	$107

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

As of
March 31, 2020
Lease payments due
Nine months ending December 31, 2020	310
Twelve months ending December 31, 2021	277
Twelve months ending December 31, 2022	120
Twelve months ending December 31, 2023	44
Twelve months ending December 31, 2024	48
Thereafter	203
Total undiscounted cash flows	$1,002
Discount	74
Lease liabilities	$928

Cash paid for amounts included in the measurement of lease liabilities during the three months ended March 31, 2020 and 2019 was $106,000 and $103,000, respectively. The Company recognized lease expense of $107,000 and $103,000 for the three month period ended March 31, 2020 and 2019, respectively.

Note 9 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2020 was 3.25%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at March 31, 2020 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at March 31, 2020 was 2.50%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at March 31, 2020 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 10 – Subordinated Debt

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrue interest at a fixed rate of 6.50% for the first five years until March 31, 2023; thereafter, the subordinated notes will accrue interest at an annual floating rate equal to three-month LIBOR plus a spread of 3.73% until maturity or early redemption. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. The carrying value of the notes totaled $5,604,000 and $5,595,000 at March 31, 2020 and December 31, 2019, respectively.

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

The following table summarizes options outstanding under the Company’s stock incentive plans at the indicated dates:

	Three Months Ended March 31,
	2020				2019
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value
Options outstanding,
beginning of period	734	$25.63	$9.76		734	$25.63	$9.76
Granted	-	-	-		-	-	-
Forfeited	-	-	-		-	-	-
Exercised	-	-	-		-	-	-
Options outstanding,
end of period	734	$25.63	$9.76	$-	734	$25.63	$9.76	$-
Options exercisable,
end of period	734				734

During the first quarter of 2020, we granted certain officers 750 time-based restricted shares of common stock with a weighted average fair market value of $42.99 per share on the date of grant. These restricted stock awards vest ratably over a three-year period provided the officer is employed with the Company on the applicable vesting date.

The total number of shares underlying non-vested restricted stock was 13,060 and 17,646 at March 31, 2020 and 2019, respectively. The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period. Unamortized stock-based compensation related to non-vested share-based compensation arrangements granted under the stock incentive plan as of March 31, 2020 and 2019 was $346,946 and $354,185, respectively. As of March 31, 2020, the time based unrecognized compensation expense of $237,471 is expected to be recognized over a weighted average period of 2.32 years. There were no forfeitures for the period ended March 31, 2020. For the period ended March 31, 2019 there were forfeitures of 2,763 shares of restricted stock awards.

A summary of changes in the Company’s non-vested restricted stock awards for the three months ended March 31, 2020 follows:

	Shares	Weighted-Average Grant-Date Fair-Value	Aggregate Intrinsic Value
December 31, 2019	12,310	$33.83	$311,197
Granted	750	42.99	18,960
Vested	-	-	-
Forefited	-	-	-
Other	-	-	-

March 31, 2020	13,060	$34.36	$330,157

Stock-based compensation expense was approximately $54,000 and $46,000 for the three months ended March 31, 2020 and 2019, respectively.

Note 12 – Fair value

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

Loans held for sale: During the first quarter of 2020, the Company elected to begin using fair value accounting for its entire portfolio of loans held for sale in accordance with ASC 820 - Fair Value Measurement and Disclosures. Fair value of the Company's loans held for sale is based on observable market prices for similar instruments traded in the secondary mortgage loan markets in which the Company conducts business. The Company's portfolio of loans held for sale is classified as Level 2. At December 31, 2019, these loans were carried at the lower of cost or estimated fair value on an aggregate basis as determined by outstanding commitments from investors. Gains and losses on the sale of loans are recorded within mortgage banking income, net on the Consolidated Statements of Income.

Derivative asset – IRLCs: Beginning with the first quarter of 2020, the Company recognizes IRLCs at fair value based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. All of the Company's IRLCs are classified as Level 2. The fair value of interest rate lock commitments was considered immaterial at December 31, 2019.

Derivative asset/liability – forward sale commitments: During the first quarter of 2020, the Company elected to begin using fair value accounting for its forward sales commitments related to IRLCs and LHFS. Best efforts sale commitments are entered into for loans intended for sale in the secondary market at the time the borrower commitment is made. The best efforts commitments are valued using the committed price to the counter-party against the current market price of the interest rate lock commitment or mortgage loan held for sale. All of the Company’s forward sale commitments are classified as Level 2.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (dollars in thousands):

	Fair Value Measurement
	at March 31, 2020 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$12,857	$-	$12,857	$-
Mortgage-backed securities	18,620	-	18,620	-
Subordinated debt	7,604	500	7,104	-
Loans held for sale	17,219	-	17,219	-
IRLC	728	-	728	-

Financial Liabilities - Recurring
Forward sales commitment	1,188	-	1,188	-

Financial Assets - Non-Recurring
Impaired loans	1,590	-	-	1,590
Assets held for sale	514	-	-	514
Other real estate owned	526	-	-	526

	Fair Value Measurement
	at December 31, 2019 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$14,845	$-	$14,845	$-
Mortgage-backed securities	25,302	-	25,302	-
Subordinated debt	6,790	-	6,540	250

Financial Assets - Non-Recurring
Impaired loans	1,468	-	-	1,468
Assets held for sale	514	-	-	514
Other real estate owned	526	-	-	526

The following table presents qualitative information about Level 3 fair value measurements for financial instruments measured at fair value at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
Impaired loans - real estate secured	$1,590	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of
			marketability and age
			of appraisal	6%-30% (10%)

Assets held for sale	$514	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of
			marketability and age
			of appraisal	6%-30% (15%)

Other real estate owned	$526	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)

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

(2) Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. In accordance with ASU 2016-01, the Company uses the exit price notion, rather than the entry price notion, in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The following tables reflect the carrying amounts and estimated fair values of the Company’s financial instruments whether or not recognized on the Consolidated Balance Sheets at fair value.

		March 31,		December 31,
	Level in Fair	2020		2019
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$23,613	$23,613	$19,967	$19,967
Cash equivalents	Level 2	24,365	24,365	-	-
Investment securities available for sale	Level 1	500	500	-	-
Investment securities available for sale	Level 2	38,581	38,581	46,687	46,687
Investment securities available for sale	Level 3	-	-	250	250
Federal Home Loan Bank stock	Level 2	2,014	2,014	1,694	1,694
Loans held for sale	Level 2	17,219	17,219	12,722	12,722
Loans	Level 3	433,644	434,392	427,827	429,254
Impaired loans	Level 3	1,590	1,590	1,468	1,468
Assets held for sale	Level 3	514	514	514	514
Other real estate owned	Level 3	526	526	526	526
Bank owned life insurance	Level 3	7,657	7,657	7,612	7,612
Accrued interest receivable	Level 2	2,578	2,578	2,597	2,597
Interest rate lock commitments	Level 2	728	728	-	-

Financial liabilities
Deposits	Level 2	468,843	469,440	443,208	443,645
FHLB borrowings	Level 2	36,000	36,448	29,000	29,285
Trust preferred securities	Level 2	8,764	9,851	8,764	9,812
Other borrowings	Level 2	5,604	5,604	10,912	10,912
Accrued interest payable	Level 2	214	214	221	221
Forward sales commitment	Level 2	1,188	1,188	-	-

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

The following table presents segment information as of and for the three months ended March 31, 2020 and 2019 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended March 31, 2020

Revenues
Interest income	$5,590	$109	$(15)	$5,684
Gain on sale of loans	-	1,624	-	1,624
Other revenues	733	197	(57)	873
Total revenues	6,323	1,930	(72)	8,181

Expenses
Provision for loan losses	400	-	-	400
Interest expense	1,257	15	(15)	1,257
Salaries and benefits	2,208	814	-	3,022
Commissions	-	437	-	437
Other expenses	1,709	276	(57)	1,928
Total operating expenses	5,574	1,542	(72)	7,044

Income before income taxes	749	388	-	1,137
Income tax expense	158	81	-	239
Net income	$591	$307	$-	$898

Total assets	$570,751	$12,433	$(12,979)	$570,205

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended March 31, 2019

Revenues
Interest income	$5,646	$63	$-	$5,709
Gain on sale of loans	-	928	-	928
Other revenues	774	112	(57)	829
Total revenues	6,420	1,103	(57)	7,466

Expenses
Interest expense	1,243	-	-	1,243
Salaries and benefits	2,200	736	-	2,936
Commissions	-	239	-	239
Other expenses	1,882	238	(57)	2,063
Total operating expenses	5,325	1,213	(57)	6,481

Income before income taxes	1,095	(110)	-	985
Income tax expense	199	(23)		176
Net income	$896	$(87)	$-	$809

Total assets	$525,782	$9,892	$(13,400)	$522,274

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

Accumulated Other Comprehensive Income (Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred taxes of $116,000 and $38,000 as of March 31, 2020 and December 31, 2019, respectively (in thousands):

	March 31,	December 31,
	2020	2019
Net unrealized gains on securities	$480	$186
Net unrecognized losses on defined benefit plan	(42)	(44)
Total accumulated other comprehensive income	$438	$142

Regulatory Matters

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

The Bank is required to comply with the capital adequacy standards established by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), in the case of the Company, and the Federal Deposit Insurance Corporation (“FDIC”), in the case of the Bank. The Federal Reserve and the FDIC have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (the “Basel III Capital Rules”).  The Basel III Capital Rules implement minimum capital ratios and establish risk weightings that are applied to many classes of assets held by community banks, including applying higher risk weightings to certain commercial real estate loans.

The Basel III Capital Rules require banks to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of March 31, 2020, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950. To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. As of March 31, 2020, the Bank exceeded the minimum ratios to be classified as well capitalized.

On September 17, 2019, the federal bank regulators issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion of assets, like the Company and the Bank, to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which became effective January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. In April 2020, as required by the Coronavirus Aid, Relief, and Economic Security Act, which was passed in response to the COVID-19 pandemic, federal bank regulators issued two interim final rules related to the CBLR framework. One interim final rule provides that, as of the second quarter of 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. The Bank elected not to opt into the CBLR framework as of March 31, 2020.

The capital amounts and ratios at March 31, 2020 and December 31, 2019 for the Bank are presented in the table below (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total capital (to risk-weighted assets)
Village Bank	$57,746	12.62%	$36,620	8.00%	$45,775	10.00%

Tier 1 capital (to risk-weighted assets)
Village Bank	54,302	11.86%	27,465	6.00%	36,620	8.00%

Leverage ratio (Tier 1 capital to average assets)
Village Bank	54,302	10.10%	21,515	4.00%	26,894	5.00%

Common equity tier 1 (to risk-weighted assets)
Village Bank	54,302	11.86%	20,599	4.50%	29,754	6.50%

December 31, 2019
Total capital (to risk-weighted assets)
Village Bank	$54,653	12.56%	$34,807	8.00%	$43,508	10.00%

Tier 1 capital (to risk-weighted assets)
Village Bank	52,867	12.15%	26,015	6.00%	34,807	8.00%

Leverage ratio (Tier 1 capital to average assets)
Village Bank	52,867	9.69%	21,823	4.00%	27,278	5.00%

Common equity tier 1 (to risk-weighted assets)
Village Bank	52,867	12.15%	19,579	4.50%	28,280	6.50%

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

At March 31, 2020 and December 31, 2019, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	March 31,	December 31,
	2020	2019
Undisbursed credit lines	$93,097	$83,366
Commitments to extend or originate credit	37,590	15,722
Standby letters of credit	7,007	6,732

Total commitments to extend credit	$137,694	$105,820

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

Note 16 – Mortgage Banking and Derivatives

Loans held for sale. The Company, through the Bank’s mortgage banking subsidiary, the Mortgage Company, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. During the first quarter of 2020, the Company elected to begin using fair value accounting for its entire portfolio of loans held for sale (LHFS) in accordance with ASC 820 - Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business and totaled $17.2 million as of March 31, 2020, of which $16.8 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2. These loans were previously carried as of December 31, 2019 at the lower of cost or estimated fair value on an aggregate basis as determined by outstanding commitments from investors and totaled $12.7 million.

Interest Rate Lock Commitments and Forward Sales Commitments. The Company, through the Mortgage Company, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments (IRLCs). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation.  The Company determines the fair value of IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at March 31, 2020, and totaled $728,000, with a notional amount of $37.6 million and total positions of 158. The fair value of IRLCs was considered immaterial at December 31, 2019. Changes in fair value are recorded as a component of mortgage banking income, net in the Consolidated Income Statement for the period ended March 31, 2020. The Company’s IRLCs are classified as Level 2. At March 31, 2020 and December 31, 2019, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

During the first quarter of 2020, the Company elected to begin using fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments is reported in “Other Liabilities” in the Consolidated Balance Sheet at March 31, 2020, and totaled $1.2 million, with a notional amount of $54.8 million and total positions of 235. The fair value of the forward sales commitments was considered immaterial at December 31, 2019.

Note 17 – Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the SEC and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems. This guidance may result in material changes in the Company's accounting for credit losses on financial instruments.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. Certain disclosure requirements in Topic 820 were also removed or modified. ASU 2018-13 was effective for the Company on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (“SAB”) 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, “Financial Instruments – Credit Losses.” It covers topics including (1) measuring current expected credit losses; (2) development governance, and documentation of systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.” The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, such as the Company, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2020-01 amends ASU 2016-01, which made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments in ASU 2020-01 clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, such as the Company, the amendments in the ASU are effective for fiscal years beginning after December 31, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has a team to assess ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve and the FDIC, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of March 31, 2020, the Company had a total of $7,565,000 in loans past due greater than 30 days of which $5,346,000 were rehabilitated student loans which have a 98% guarantee by the DOE of principal and interest. For more financial data and other information about loan deferral refer to section, “Response to COVID-19” under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This interagency guidance is expected to have an impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

Item 2 – Management’s Discussion and Analysis OF Financial condition and results of operations

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

•	changes in assumptions underlying the establishment of allowances for loan losses, and other estimates;
•	the risks of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
•	the effects of future economic, business and market conditions;
•	legislative and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverages;
•	our inability to maintain our regulatory capital position;
•	the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions despite security measures implemented by the Company;
•	changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, soundness of other financial institutions we do business with;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	changes in operations of the mortgage company as a result of the activity in the residential real estate market;
•	exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;
•	governmental monetary and fiscal policies;
•	changes in accounting policies, rules and practices;
•	reliance on our management team, including our ability to attract and retain key personnel;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by us;
•	natural disasters, war, terrorist activities, pandemics, or the outbreak of COVID-19 or similar outbreaks, and their effects on economic and business environments in which the Company operates;

•	adverse effects due to COVID-19 on the Company and its customers, counterparties, employees, and third-party service providers, and the adverse impacts to our business, financial position, results of operations, and prospects;
•	changing trends in customer profiles and behavior; and
•	other factors described from time to time in our reports filed with the SEC.

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

Response to COVID-19

As the circumstances with the COVID-19 pandemic began to unfold, the Company rapidly mobilized over 80% of non-branch team members, went to drive-thru only at our branches with lobby access by appointment and actively began working with borrowers to defer loan payments for up to six months to allow the COVID-19 pandemic to stabilize and operations return to some level of normalcy. We believe that we are well positioned to weather the storm created by the COVID-19 pandemic and have built the balance sheet around a philosophy of prudent risk taking.

Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”)

The Company was successful in getting SBA PPP funds out to our community under the Coronavirus Aid, Relief, Economic Security (“CARES”) Act, which was designed to protect jobs and provide economic relief to small business that were negatively impacted by the COVID-19 pandemic. The Bank garnered approval for approximately $185 million in PPP loans; however, the final funded amount of loans may be lower as some borrowers may not finalize the closing process. The PPP loans will help to provide essential funds to over 1,300 businesses and nonprofits and will help to protect more than 20,000 jobs in our community. The processing fees we earn on these loans will help to support our loan deferral program and reserve building associated with the crisis. We expect that our community leadership during the crisis and our PPP lending activity will open the door to a number of new commercial and consumer banking relationships.

Supporting customers through payment deferrals

In response to the COVID-19 pandemic, we began deferring payments for up to six months for impacted customers. Below is a breakdown of the loan portfolio as of March 31, 2020 showing the percentage of loans deferred in each category at May 12, 2020 (dollars in thousands).

		Deferred Loans(1)(2)
Loan Type	March 31, 2020	Amount	Number
C&I + Owner occupied commercial real estate	$149,048	19.93%	8.48%
Nonowner occupied commercial real estate	129,474	31.57%	19.70%
Acquisition, development and construction	32,170	17.30%	1.45%
Total commercial loans	310,692	24.51%	9.05%
Consumer/Residential	89,290	7.37%	4.35%
Student	32,251	0.00%	0.00%
Other	3,001	0.70%	1.12%
Total loans	$435,234	19.01%	6.11%

(1) Deferrals are as of May 12, 2020 and are expressed as a percentage of the outstanding balance (“Amount” column) and number of loans (“Number” column) per category.

(2) The SBA is providing a financial reprieve to small business during the COVID-19 pandemic. The SBA will automatically pay the principal, interest, and fees on current loans issued under the SBA’s 7(a) program for a period of six months. These loans have been excluded from the above metrics.

Below is a breakdown of a portion of the loan portfolio as of March 31, 2020 organized by industry showing the percentage of loans deferred in each category at May 12, 2020 (dollars in thousands).

		Deferred Loans(1)(2)
Select Industries	March 31, 2020	Amount	Number
Hotels	$25,721	67.24%	55.56%
Food Service	23,796	30.44%	21.05%
Retail(3)	18,073	21.10%	6.67%
Medical and Child Care	11,998	34.71%	16.67%
Total	$79,588	40.86%	15.15%

(1) Deferrals are as of May 12, 2020 and are expressed as a percentage of the outstanding balance (“Amount” column) and number of loans (“Number” column) per category.

(2) The SBA is providing a financial reprieve to small business during the COVID-19 pandemic. The SBA will automatically pay the principal, interest, and fees on current loans issued under the SBA’s 7(a) program for a period of six months. These loans have been excluded from the above metrics.

 (3) Loans within this group include business such as grocery, convenience stores, drug stores, consumer durables, apparel, and personal services.

Liquidity Risk Management

Over the past eight years, the Company has worked to fund the balance sheet with core deposits and reserve wholesale funding capacity for short periods of rapid loan growth or for crises such as the current economic environment. During the three month period ended March 31, 2020, the Company took aggressive measures to bolster our liquidity to ensure that we could meet customer demands in the event they made significant deposit withdrawals and fully drew on lines of credit. During the period, it seemed that any number of extreme scenarios were possible, and we thought it prudent to be prepared for them. The Company increased liquid assets by $20,155,000, or 30.12% from $66,904,000 at December 31, 2019 to $87,059,000 which was partially accomplished by raising an additional $3,733,000 in internet listing service time deposits, $15,000,000 in FHLB Advances and $6,136,000 in brokered time deposits, which were at zero at December 31, 2019. As of the date of this filing we have not experienced excessive demand for deposit withdrawal or advances under lines of credit, and based on what we know as of this filing we would place a low probability on either occurring in the near term. However, if the need were to arise we are able to pledge additional collateral to the FHLB in order to increase or available borrowing capacity up to 25% of assets, we have two federal funds lines of credit with correspondent banks totaling $15,000,000 for which there were no borrowings against the lines at March 31, 2020 and we could add additional funding through raising internet listing service and brokered time deposits.

Capital Risk Management

The Bank maintains a strong, well capitalized position with a common equity Tier 1 capital ratio of 11.89%, a Tier 1 risk-based capital ratio of 11.89%, a total risk-based capital ratio of 12.64% and a leverage ratio of 10.10% as of March 31, 2020. The most significant risk to capital as a result of the COVID-19 pandemic is the risk of default within our loan portfolio and the potential loan losses as a result of those defaults. The Company has taken several steps to mitigate this risk to our capital by building a diversified loan portfolio over the years to be capable of sustaining through a crisis, working with our customers during this time to defer loan payments for up to six months to allow time for economic stabilization and participating in the SBA PPP loan program to help provide much needed funds to our borrowers and the community. While there will be pressure on capital levels as a result of the COVID-19 pandemic, the Company believes the actions we are taking will protect our capital levels and allow the Company to support all stakeholders through this difficult time.

While the long-term economic impacts from the COVID-19 pandemic are unknown at this time, we believe that our culture of disciplined and conservative risk taking across the balance sheet has the Company well positioned to not only carry through the current crisis but to be a pillar of support for our employees, our customers, and our communities.

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at March 31, 2020 and December 31, 2019 and the results of operations for the Company for the three months ended March 31, 2020 and 2019. The Company’s first quarter 2020 results of operations were negatively impacted by the deteriorating economic environment as a result of the COVID-19 pandemic, which resulted in the Company recognizing a $400,000 provision for loan losses. For more financial data and other information about the provision for loan losses refer to section, “Provision for Loan Losses” under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended March 31, 2020, the Company had net income of $898,000, or $0.62 per fully diluted share, compared to net income of $809,000 or $0.56 per fully diluted share, for the same period in 2019. This represents an increase in profitability of $89,000, or 11%.

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

	For the Three Months Ended March 31,
	2020	2019	Change
	(dollars in thousands)
Average interest-earning assets	$502,033	$472,426	$29,607
Interest income	$5,684	$5,709	$(25)
Yield on interest-earning assets	4.55%	4.90%	(0.35)%
Average interest-bearing liabilities	$357,989	$352,430	$5,559
Interest expense	$1,257	$1,243	$14
Cost of interest-bearing liabilities	1.41%	1.43%	(0.02)%
Net interest income	$4,427	$4,466	$(39)
Net interest margin	3.55%	3.83%	(0.28)%

The decrease in net interest income of $39,000 in the first quarter of 2020 was a result of a 35 basis points lower yield on earning assets because of the 225 basis points drop in the Federal Reserve’s target federal funds rate from March 31, 2019. Interest income decreased by $25,000 because of a decrease in interest income on loans held for investment of $41,000, a decrease in interest income on investment securities of $23,000, and an increase in interest income on loans held for sale of $45,000. The decrease in interest income on loans held for investment was attributable to a 28 basis point decrease in the yield with the impact partially offset by an increase in the average balance outstanding of $16,207,000. The decrease in interest income on investment securities was attributable to the 26 basis point decrease in the yield. The increase in interest income on loans held for sale was attributable to an increase in the average balance outstanding of $5,812,000 with the impact partially offset by a 91 basis point decrease in the yield. Interest expense increased $14,000 primarily because of an increase in the average interest bearing liabilities of $5,559,000 with a two basis points decrease in the cost of interest bearing liabilities.

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

Average Balance Sheets, Income and Expense, Yields and Rates

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans net of deferred fees	$431,611	$5,261	4.90%	$415,404	$5,302	5.18%
Loans held for sale	11,117	108	3.91%	5,305	63	4.82%
Investment securities	44,763	270	2.43%	44,152	293	2.69%
Federal funds and other	14,542	45	1.24%	7,565	51	2.73%
Total interest earning assets	502,033	5,684	4.55%	472,426	5,709	4.90%

Allowance for loan losses and deferred fees	(3,185)			(3,048)
Cash and due from banks	9,359			8,944
Premises and equipment, net	11,997			12,432
Other assets	20,523			21,559
Total assets	$540,727			$512,313

Interest bearing deposits
Interest checking	$50,060	$22	0.18%	$47,531	$20	0.17%
Money market	106,727	215	0.81%	89,053	138	0.63%
Savings	23,691	10	0.17%	24,174	10	0.17%
Certificates	137,709	653	1.91%	157,699	714	1.84%
Total	318,187	900	1.14%	318,457	882	1.12%
Borrowings	39,802	357	3.61%	33,973	361	4.31%
Total interest bearing liabilities	357,989	1,257	1.41%	352,430	1,243	1.43%
Noninterest bearing deposits	134,280			115,491
Other liabilities	4,595			6,643
Total liabilities	496,864			474,564
Equity capital	43,863			37,749
Total liabilities and capital	$540,727			$512,313

Net interest income		$4,427			$4,466

Interest spread - average yield on interest
earning assets, less average rate on
interest bearing liabilities			3.14%			3.47%

Annualized net interest margin (net
interest income expressed as
percentage of average earning assets)			3.55%			3.83%

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

The Company recorded a provision for loan losses of $400,000 for the three month period ended March 31, 2020 as a result of growth in the loan portfolio, an increase in the historical loan loss experience and an increase in the qualitative factors due to the anticipated economic impact of COVID-19. The increase in the qualitative factors due to COVID-19 were a result of deterioration in local economic factors such as the higher levels of unemployment and the potential impact of elevated loan deferral requests. The Company believes the current level of allowance for loan loss reserves are adequate to cover anticipated losses. However, the full economic impact of the COVID-19 pandemic is currently unknown and the Company will continue to monitor our loan portfolio for loss indicators which may have the potential for further significant provisions for loan losses through the second quarter of 2020 and beyond. The Company did not record a provision for loan losses for the three month period ended March 31, 2019 because of minimal net charge-offs, no significant changes in qualitative factors and stable asset quality.

For more financial data and other information about the allowance for loan losses refer to section, “Balance Sheet Analysis under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, mortgage banking income, net, and gains and losses on securities available for sale. The most significant noninterest income item has been mortgage banking income, net, representing 67% and 52% for the three month periods ended March 31, 2020 and 2019, respectively.

	For the Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Service charges and fees	$518	$458	$60	13.1%
Mortgage banking income, net	1,370	787	583	74.1%
Gain on sale of investment securities	12	101	(89)	(88.1)%
Gain on sale of SBA loans	86	92	(6)	100.0%
Other	74	80	(6)	(7.5)%
Total noninterest income	$2,060	$1,518	$542	35.7%

•	Service charges and fees increased primarily because of the growth in deposit transaction accounts.
•	The increase in mortgage banking income, net is a result of increased loan originations and sales compared to the prior year.
•	The Company sold approximately $7,900,000 and $6,500,000 in investment securities resulting in a gain of net $12,000 and $101,000 for the three months ended March 31, 2020 and 2019, respectively. The sales of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity.

Noninterest expense

	For the Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Salaries and benefits	$3,022	$2,936	$86	2.9%
Occupancy	326	349	(23)	(6.6)%
Equipment	200	226	(26)	(11.5)%
Supplies	38	41	(3)	(7.3)%
Professional and outside services	716	809	(93)	(11.5)%
Advertising and marketing	78	58	20	34.5%
Foreclosed assets, net	-	1	(1)	(100.0)%
FDIC insurance premium	60	90	(30)	(33.3)%
Other operating expense	510	489	21	4.3%
Total noninterest expense	$4,950	$4,999	$(49)	(1.0)%

•	The decrease in professional and outside services is due to the recognition of additional fees paid to our prior external auditors as well as increased consultant fees in the three month period ended March 31, 2019 that did not occur in the three month period ended March 31, 2020.
•	The decrease in the FDIC insurance premium is related to a decrease in our quarterly assessment.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent difference and available tax credits. Income tax expense for the three months ended March 31, 2020 was $239,000, resulting in an effective tax rate of 21.0% compared to $176,000 or 17.9% for the same period in 2019. The increase in the effective tax rate was primarily related to a reduction in the tax credit received related to state taxes attributed to the Company and the mortgage banking segment. The Bank is not subject Virginia income taxes, and instead is subject to a franchise tax based on bank capital.

Balance Sheet Analysis

Investment securities

At March 31, 2020 and December 31, 2019, all of our investment securities were classified as available for sale.

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

Approximately 81% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. Approximately 7% of the loan portfolio consists of rehabilitated student loans purchased by the Bank from 2014 to 2017 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 11% of all loans. Loans in this category are typically made to individuals and small and medium-sized businesses, and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

Loans classified by type as of March 31, 2020 and December 31, 2019 are as follows (dollars in thousands):

	March 31, 2020		December 31, 2019
	Amount	%	Amount	%
Construction and land development
Residential	$8,143	1.87%	$7,887	1.84%
Commercial	24,027	5.52%	24,063	5.60%
	32,170	7.39%	31,950	7.44%
Commercial real estate
Owner occupied	103,210	23.71%	98,353	22.91%
Non-owner occupied	115,278	26.49%	116,508	27.14%
Multifamily	14,046	3.23%	13,332	3.10%
Farmland	150	0.03%	156	0.04%
	232,684	53.46%	228,349	53.19%
Consumer real estate
Home equity lines	20,590	4.73%	21,509	5.01%
Secured by 1-4 family residential,
First deed of trust	57,352	13.18%	55,856	13.01%
Second deed of trust	11,348	2.61%	10,411	2.43%
	89,290	20.52%	87,776	20.45%
Commercial and industrial loans
(except those secured by real estate)	45,838	10.53%	45,074	10.50%
Guaranteed student loans	32,251	7.41%	33,525	7.81%
Consumer and other	3,001	0.69%	2,621	0.60%

Total loans	435,234	100.0%	429,295	100.0%
Deferred fees and costs, net	704		764
Less: allowance for loan losses	(3,444)		(3,186)

	$432,494		$426,873

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

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	March 31,	December 31,	March 31,
	2020	2019	2019
Nonaccrual loans	$1,317	$1,868	$2,113
Foreclosed properties	526	526	526
Total nonperforming assets	$1,843	$2,394	$2,639

Restructured loans (not included in
nonaccrual loans above)	$7,472	$7,059	$8,587

Loans past due 90 days and still
accruing (1)	$2,765	$2,567	$4,164

Nonperforming assets to loans (2)	0.42%	0.56%	0.63%

Nonperforming assets to total assets	0.32%	0.44%	0.51%

Allowance for loan losses to
nonaccrual loans	261.60%	170.57%	143.27%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

Nonperforming assets totaled $1,843,000 at March 31, 2020, compared to $2,394,000 at December 31, 2019. Nonperforming assets at March 31, 2020 consisted primarily of $1,317,000 in nonaccrual loans, compared to $1,868,000 at December 31, 2019. The decrease in nonaccrual loans from December 31, 2019 was primarily the result of $749,000 in loans placed back on accrual.

The following table presents an analysis of the changes in nonperforming assets for the three months ended March 31, 2020 (in thousands):

	Nonaccrual	Foreclosed
	Loans	Properties	Total
Balance December 31, 2019	$1,868	$526	$2,394
Additions	342	-	342
Loans placed back on accrual	(749)	-	(749)
Transfers to OREO	-	-	-
Repayments	(9)	-	(9)
Charge-offs	(135)	-	(135)
Sales	-	-	-

Balance March 31, 2020	$1,317	$526	$1,843

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

Of the total nonaccrual loans of $1,317,000 at March 31, 2020 that were considered impaired, one loan totaling $132,000 had a specific allowances for loan losses totaling $48,000. This compares to $1,868,000 in nonaccrual loans at December 31, 2019 of which one loan totaling $135,000 had specific allowance for loan loss of $135,000. This loan was charged off during the quarter ended March, 31, 2020.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $77,000 and $202,000 for the three months ended March 31, 2020 and 2019, respectively.

Deposits

Deposits as of March 31, 2020 and December 31, 2019 were as follows (dollars in thousands):

	March 31, 2020		December 31, 2019
	Amount	%	Amount	%
Checking accounts
Noninterest bearing demand	$139,660	29.8%	$131,228	29.6%
Interest bearing	51,008	10.9%	48,427	10.9%
Money market accounts	114,461	24.4%	99,955	22.6%
Savings accounts	26,618	5.7%	26,396	6.0%
Time deposits of $250,000 and over	24,535	5.2%	22,327	5.0%
Other time deposits	112,561	24.0%	114,874	25.9%

Total	$468,843	100.0%	$443,208	100.0%

2

Total deposits increased by $25,635,000, or 5.78%, from $443,208,000 at December 31, 2019 to $468,843,000 at March 31, 2020. Variances of note are as follows:

•	Noninterest bearing demand account balances increased $8,432,000 from December 31, 2019, and represented 29.79% of total deposits at March 31, 2020 compared to 29.61% as of December 31, 2019. The increase in noninterest bearing deposits for the three month period ended March 31, 2020 was a result of growth in business account and business seasonality in a number of business sectors in which we focus.

•	Low cost relationship deposit account (i.e. interest bearing checking, money market, and savings) balances increased $17,309,000 from December 31, 2019, and represented 40.97% of total deposits at March 31, 2020 compared to 39.43% as of December 31, 2019.

•	Time deposits decreased by $105,000 from December 31, 2019, and represented 29.24% of total deposits at March 31, 2020 compared to 30.96% as of December 2019. The decrease in time deposits is a result of our continued focus on building low cost relationship deposits and working to improve our deposits mix and cost of funds. Wholesale time deposits were $11,114,000 as of March 31, 2020 compared to $1,494,000 as of December 31, 2019.

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

Capital resources

Shareholders’ equity at March 31, 2020 was $44,162,000 compared to $42,914,000 at December 31, 2019. The $1.2 million increase in shareholders’ equity during the three months ended March 31, 2020 is primarily due to net income of $898,000.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2020	2019
Tier 1 capital
Total bank equity capital	$55,182	$53,768
Net unrealized (gain) loss on available-for-sale securities	(480)	(186)
Defined benefit postretirement plan	42	44
Dissallowed deferred tax asset	(442)	(759)
Total Tier 1 capital	54,302	52,867

Tier 2 capital
Allowance for loan losses	3,444	3,186
Tier 2 capital deduction	-	(1,400)
Total Tier 2 capital	3,444	1,786

Total risk-based capital	57,746	54,653

Risk-weighted assets	$457,751	$435,082

Average assets	$537,884	$545,567

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	10.10%	9.69%
Common equity tier 1 capital ratio (CET 1)	11.86%	12.15%
Tier 1 capital to risk-weighted assets	11.86%	12.15%
Total capital to risk-weighted assets	12.62%	12.56%
Equity to total assets	9.72%	10.00%

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

At March 31, 2020, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $87,059,000, or 15.3% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $6,196,000 of these securities were pledged against current and potential fundings.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were no borrowings against the lines at March 31, 2020 and $5,317,000 borrowings against the line at December 31, 2019.

We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2020 was $6.2 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets. Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At March 31, 2020, we had commitments to originate $137,694,000 of loans. Fixed commitments to incur capital expenditures were less than $100,000 at March 31, 2020. Certificates of deposit scheduled to mature in the 12-month period ending March 31, 2021 totaled $77,537,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2020. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A – RISK FACTORS

The impacts of COVID-19, or the outbreak of another highly infectious or contagious disease, could adversely affect the Company’s business, financial condition and results of operations.

The Company’s business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. Since the beginning of January 2020, the COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States. The continuing spread of COVID-19 and the related government actions to mandate or encourage quarantines and social distancing has resulted in a significant decrease in commercial activity nationally and in the Company’s markets, and may cause customers, vendors, and counterparties to be unable to meet existing payment or other obligations to the Company and the Bank.

The national public health crisis arising from the COVID-19 pandemic (and public expectations about it), combined with certain pre-existing factors, including, but not limited to, international trade disputes, inflation risks, and oil price volatility, could further destabilize the financial markets and the markets in which the Company operates. The resulting impacts on consumers, including the sudden increase in the unemployment rate, is expected to cause changes in consumer and business spending, borrowing needs and saving habits, which will likely affect the demand for loans and other products and services the Company offers, as well as the creditworthiness of potential and current borrowers. Borrower loan defaults that adversely affect the Company’s earnings correlate with deteriorating economic conditions, which, in turn, may impact borrowers’ creditworthiness and the Bank’s ability to make loans.

The use of quarantines and social distancing methods to curtail the spread of COVID-19 – whether mandated by governmental authorities or recommended as a public health practice – may adversely affect the Company’s operations as key personnel, employees and customers avoid physical interaction. In response to the COVID-19 pandemic, the Bank has been directing branch customers to use drive-thru windows and online banking services, and many employees are telecommuting. It is not yet known what impact these operational changes may have on the Company’s financial performance. The continued spread of COVID-19 (or an outbreak of a similar highly contagious disease) could also negatively impact the business and operations of third-party service providers who perform critical services for the Company’s business.

As a result, if COVID-19 continues to spread or the response to contain the COVID-19 pandemic is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, and results of operations.

Except as previously set forth above, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

3.2	Bylaws of Village Bank and Trust Financial Corp., as amended March 24, 2020 (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed with the SEC on March 26, 2020).

10.1	Change of Control Agreement, dated March 24, 2020, by and between Village Bank and Trust Financial Corp. and Donald M. Kaloski, Jr. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on March 26, 2020).

10.2	Change of Control Agreement, dated March 24, 2020, by and between Village Bank and Max C. Morehead, Jr. (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on March 26, 2020).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: May 14, 2020	By:	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

Date: May 14, 2020	By:	/s/ Donald M. Kaloski, Jr.
Donald M. Kaloski, Jr.
Executive Vice President and Chief Financial Officer