Form 10-Q
period 2020-06-30
Village Bank & Trust Financial Corp.
filed 2020-08-14
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

1,466,074 shares of common stock, $4.00 par value, outstanding as of August 3, 2020

Village Bank and Trust Financial Corp.

Form 10-Q

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
June 30, 2020 (Unaudited) and December 31, 2019*
(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$11,361	$19,967
Federal funds sold	23,593	-
Total cash and cash equivalents	34,954	19,967
Investment securities available for sale, at fair value	37,785	46,937
Restricted stock, at cost	2,142	2,035
Loans held for sale, at fair value	17,761	12,722
Loans
Outstandings	607,993	429,295
Allowance for loan losses	(3,759)	(3,186)
Deferred fees and costs, net	(4,305)	764
Total loans, net	599,929	426,873
Other real estate owned, net of valuation allowance	336	526
Assets held for sale, at fair value	514	514
Premises and equipment, net	11,823	12,036
Bank owned life insurance	7,706	7,612
Accrued interest receivable	3,508	2,597
Other assets	6,188	8,494

Total Assets	$722,646	$540,313

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$212,434	$131,228
Interest bearing	367,361	311,980
Total deposits	579,795	443,208
Federal Home Loan Bank advances	31,000	29,000
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,612	5,595
Other borrowings	45,120	5,317
Accrued interest payable	221	221
Other liabilities	5,517	5,294
Total liabilities	676,029	497,399

Shareholders' equity
Common stock, $4 par value, 10,000,000 shares authorized; 1,453,759 shares issued and outstanding at June 30, 2020 and 1,453,009 shares issued and outstanding at December 31, 2019	5,779	5,779
Additional paid-in capital	54,414	54,285
Accumulated deficit	(14,059)	(17,292)
Stock in directors rabbi trust	(771)	(856)
Directors deferred fees obligation	771	856
Accumulated other comprehensive income	483	142
Total shareholders' equity	46,617	42,914

Total liabilities and shareholders' equity	$722,646	$540,313

* Derived from audited consolidated financial statements
See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income
Loans	$5,945	$5,556	$11,314	$10,921
Investment securities	240	271	510	564
Federal funds sold	8	44	53	95
Total interest income	6,193	5,871	11,877	11,580

Interest expense
Deposits	875	909	1,775	1,791
Borrowed funds	374	410	731	771
Total interest expense	1,249	1,319	2,506	2,562

Net interest income	4,944	4,552	9,371	9,018
Provision for loan losses	300	-	700	-
Net interest income after provision for loan losses	4,644	4,552	8,671	9,018

Noninterest income
Service charges and fees	448	541	966	999
Mortgage banking income, net	2,288	1,196	3,658	1,982
Gain on sale of investment securities	-	-	12	101
Gain on sale of Small Business Administration loans	-	136	86	228
Other	79	75	153	156
Total noninterest income	2,815	1,948	4,875	3,466

Noninterest expense
Salaries and benefits	2,612	3,701	5,635	6,637
Occupancy	313	323	639	672
Equipment	214	210	414	436
Supplies	53	42	91	83
Professional and outside services	725	754	1,440	1,563
Advertising and marketing	93	64	171	122
Foreclosed assets, net	(156)	5	(156)	7
FDIC insurance premium	60	68	120	158
Other operating expense	545	516	1,054	1,004
Total noninterest expense	4,459	5,683	9,408	10,682

Income before income tax expense	3,000	817	4,138	1,802
Income tax expense	665	180	905	356

Net income	$2,335	$637	$3,233	$1,446

Earnings per share, basic	$1.61	$0.44	$2.22	$1.01
Earnings per share, diluted	$1.61	$0.44	$2.22	$1.01

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income
Three and Six Months ended June 30, 2020
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$2,335	$637	$3,233	$1,446
Other comprehensive income
Unrealized holding gains arising during the period	55	505	438	1,015
Tax effect	12	106	92	213
Net change in unrealized holding gains on securities available for sale, net of tax	43	399	346	802

Reclassification adjustment
Reclassification adjustment for gains realized in income	-	-	(12)	(101)
Tax effect	-	-	3	21
Reclassification for gains included in net income, net of tax	-	-	(9)	(80)

Minimum pension adjustment	3	3	6	6
Tax effect	1	1	2	2
Minimum pension adjustment, net of tax	2	2	4	4

Total other comprehensive income	45	401	341	726

Total comprehensive income	$2,380	$1,038	$3,574	$2,172

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Shareholders' Equity

(Unaudited)

(In thousands)

	Three Months Ended June 30, 2020
						Directors	Accumulated
		Additional		Common	Stock in	Deferred	Other
	Common	Paid-in	Accumulated	Stock	Directors	Fees	Comprehensive
	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Income	Total
Balance, March 31, 2020	$5,779	$54,339	$(16,394)	$-	$(771)	$771	$438	$44,162

Stock based compensation	-	75	-	-	-	-	-	75
Net income	-	-	2,335	-	-	-	-	2,335
Other comprehensive income	-	-	-	-	-	-	45	45
Balance, June 30, 2020	$5,779	$54,414	$(14,059)	$-	$(771)	$771	$483	$46,617

	Six Months Ended June 30, 2020
						Directors	Accumulated
		Additional		Common	Stock in	Deferred	Other
	Common	Paid-in	Accumulated	Stock	Directors	Fees	Comprehensive
	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Income	Total
Balance, December 31, 2019	$5,779	$54,285	$(17,292)	$-	$(856)	$856	$142	$42,914

Vesting of restricted stock	-	-	-	-	85	(85)	-	-
Stock based compensation	-	129	-	-	-	-	-	129
Net income	-	-	3,233	-	-	-	-	3,233
Other comprehensive income	-	-	-	-	-	-	341	341
Balance, June 30, 2020	$5,779	$54,414	$(14,059)	$-	$(771)	$771	$483	$46,617

	Three Months Ended June 30, 2019
						Directors	Accumulated
		Additional		Common	Stock in	Deferred	Other
	Common	Paid-in	Accumulated	Stock	Directors	Fees	Comprehensive
	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Loss	Total
Balance, March 31, 2019	$5,720	$53,245	$(20,960)	$732	$(856)	$856	$(424)	$38,313

Vesting of restricted stock	59	(59)	-	-	-	-	-	-
Stock based compensation	-	328	-	-	-	-	-	328
Expiration of common stock warrant	-	732	-	(732)	-	-	-	-
Net income	-	-	637	-	-	-	-	637
Other comprehensive income	-	-	-	-	-	-	401	401
Balance, June 30, 2019	$5,779	$54,246	$(20,323)	$-	$(856)	$856	$(23)	$39,679

	Six Months Ended June 30, 2019
						Directors	Accumulated
		Additional		Common	Stock in	Deferred	Other
	Common	Paid-in	Accumulated	Stock	Directors	Fees	Comprehensive
	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Loss	Total
Balance, December 31, 2018	$5,707	$53,212	$(21,769)	$732	$(883)	$883	$(749)	$37,133

Restricted stock redemption	-	-	-	-	27	(27)	-	-
Vesting of restricted stock	72	(72)	-	-	-	-	-	-
Stock based compensation	-	374	-	-	-	-	-	374
Expiration of common stock warrant	-	732	-	(732)	-	-	-	-
Net income	-	-	1,446	-	-	-	-	1,446
Other comprehensive income	-	-	-	-	-	-	726	726
Balance, June 30, 2019	$5,779	$54,246	$(20,323)	$-	$(856)	$856	$(23)	$39,679

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2020 and 2019
(Unaudited)
(in thousands)

	2020	2019
Cash Flows from Operating Activities
Net income	$3,233	$1,446
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	300	523
Amortization of debt issuance costs	17	16
Deferred income taxes	905	356
Provision for loan losses	700	-
Write-down of other real estate owned	16	-
Gain on sale of investment securities	(12)	(101)
Gain on sales of loans held for sale	(4,429)	(2,405)
Gain on sale of other real estate owned	(175)	-
Stock compensation expense	129	374
Proceeds from sale of mortgage loans	141,495	78,167
Origination of mortgage loans held for sale	(142,105)	(82,694)
Amortization of premiums and accretion of discounts on securities, net	110	81
Increase in bank owned life insurance	(94)	(80)
Net change in:
Interest receivable	(911)	(60)
Other assets	1,317	(1,101)
Interest payable	-	10
Other liabilities	223	1,917
Net cash provided by (used in) operating activities	719	(3,551)

Cash Flows from Investing Activities
Purchases of available for sale securities	(1,013)	(7,088)
Proceeds from the sale of available for sale securities	7,936	6,491
Proceeds from maturities, calls and paydowns of available for sale securities	2,556	2,369
Net increase in loans	(173,756)	(5,447)
Proceeds from sale of other real estate owned	349	-
Purchases of premises and equipment, net	(87)	(285)
Purchase of restricted stock	(107)	(459)
Net cash used in investing activities	(164,122)	(4,419)

Cash Flows from Financing Activities
Net increase in deposits	136,587	7,179
Net increase in Federal Home Loan Bank advances	2,000	10,000
Net increase in other borrowings	39,803	-
Net cash provided by financing activities	178,390	17,179

Net increase in cash and cash equivalents	14,987	9,209
Cash and cash equivalents, beginning of period	19,967	19,543

Cash and cash equivalents, end of period	$34,954	$28,752

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$2,506	$2,552
Supplemental Schedule of Non-Cash Activities
Unrealized gains (losses) on securities available for sale	$425	$914
Right of use assets obtained in exchange for new operating lease liabilities	$-	$1,405
Minimum pension adjustment	$6	$6

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

Note 1 - Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary, Village Bank Mortgage Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”).

Note 2 - Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and statements of income for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses and its related provision including impaired loans and troubled debt restructurings (“TDRs”), and the estimate of the fair value of assets held for sale.

Note 3 - Earnings per common share

The following table presents the basic and diluted earnings per common share computation (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net income - basic and diluted	$2,335	$637	$3,233	$1,446

Denominator
Weighted average shares outstanding - basic	1,454	1,439	1,454	1,433
Dilutive effect of common stock options	-	-	-	-

Weighted average shares outstanding - diluted	1,454	1,439	1,454	1,433

Earnings per share - basic	$1.61	$0.44	$2.22	$1.01
Earnings per share - diluted	$1.61	$0.44	$2.22	$1.01

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

At June 30, 2020 the vesting of 4,155 of the unvested restricted units included in Note 10 “Stock incentive plan” was dependent upon meeting certain performance criteria. As of June 30, 2020, it was indeterminable whether these unvested restricted units would vest and as such the underlying shares were excluded from common shares issued and outstanding at such date and were not included in the computation of earnings per share for such period.

As a result of the Company’s largest shareholder’s ownership exceeding 50% during the second quarter of 2019 all non-vested restricted stock awards and units outstanding at that time vested during the period.

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 653 and 575 shares were not included in computing diluted earnings per share for the three and six months ended June 30, 2020, respectively, and stock options for 536 and 571 shares were not included in computing diluted earnings per share for the three and six months ended June 30, 2019, respectively, because their effects were anti-dilutive. Additionally, the impact of the warrant to acquire shares of the Company’s common stock in connection with the Company’s participation in the Troubled Asset Relief Program is not included for the period ended June 30, 2019, as the warrant expired on May 1, 2019.

Note 4 – Investment securities available for sale

The amortized cost and fair value of investment securities available for sale as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2020
U.S. Government agency obligations	$12,403	$162	$-	$12,565
Mortgage-backed securities	16,953	697	-	17,650
Subordinated debt	7,767	23	(220)	7,570

	$37,123	$882	$(220)	$37,785

December 31, 2019
U.S. Government agency obligations	$14,797	$57	$(9)	$14,845
Mortgage-backed securities	25,124	204	(26)	25,302
Subordinated debt	6,779	91	(80)	6,790

	$46,700	$352	$(115)	$46,937

At June 30, 2020 and December 31, 2019, the Company had no investment securities pledged to secure borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”).

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the periods indicated (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Gross realized gains	$-	$-	$39	$101
Gross realized losses	-	-	(27)	-

	$-	$-	$12	$101

The Company sold approximately $7,900,000 and $6,500,000 in the six months ended June 30, 2020 and 2019, respectively, of investment securities available for sale at a net gain of $12,000 in 2020 and $101,000 in 2019. The sales of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity.

Investment securities available for sale that have an unrealized loss position at June 30, 2020 and December 31, 2019 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2020
Subordinated debt	$6,140	$(127)	$407	$(93)	$6,547	$(220)

	$6,140	$(127)	$407	$(93)	$6,547	$(220)

December 31, 2019
U.S. Government agency obligations	$2,001	$(1)	$5,368	$(8)	$7,369	$(9)
Mortgage-backed securities	2,747	(26)	-	-	2,747	(26)
Subordinated debt	759	(6)	940	(74)	1,699	(80)

	$5,507	$(33)	$6,308	$(82)	$11,815	$(115)

As of June 30, 2020, there was one investment available for sale of $407,000 that had been in a continuous loss position for more than 12 months. This security had an unrealized loss of $93,000.

All of the unrealized losses are attributable to movements in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2020.

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2020, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Less than one year	$6,208	$6,257
One to five years	4,427	4,481
Five to ten years	9,890	9,757
More than ten years	16,598	17,290

Total	$37,123	$37,785

Note 5 – Loans and allowance for loan losses

Loans classified by type as of June 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

	June 30, 2020		December 31, 2019
	Amount	%	Amount	%
Construction and land development
Residential	$8,067	1.33%	$7,887	1.84%
Commercial	23,809	3.91%	24,063	5.60%
	31,876	5.24%	31,950	7.44%
Commercial real estate
Owner occupied	101,001	16.61%	98,353	22.91%
Non-owner occupied	119,998	19.74%	116,508	27.14%
Multifamily	9,880	1.63%	13,332	3.10%
Farmland	65	0.01%	156	0.04%
	230,944	37.99%	228,349	53.19%
Consumer real estate
Home equity lines	20,796	3.42%	21,509	5.01%
Secured by 1-4 family residential,
First deed of trust	57,055	9.38%	55,856	13.01%
Second deed of trust	11,012	1.81%	10,411	2.43%
	88,863	14.61%	87,776	20.45%
Commercial and industrial loans
(except those secured by real estate)	221,598	36.45%	45,074	10.50%
Guaranteed student loans	31,594	5.20%	33,525	7.81%
Consumer and other	3,118	0.51%	2,621	0.61%

Total loans	607,993	100.0%	429,295	100.0%
Deferred fees and costs, net	(4,305)		764
Less: allowance for loan losses	(3,759)		(3,186)

	$599,929		$426,873

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

The Bank had originated $184,478,000 in loans through the Small Business Administrations (“SBA”) Paycheck Protection Program (“PPP”) as of June 30, 2020, which have provided essential funds to approximately 1,500 businesses and nonprofits and protected more than 20,000 jobs in our community. The processing fees earned on the PPP loans will help to support the Bank’s loan deferral program and potential credit losses associated with the COVID-19 pandemic. Below is a breakdown of PPP loans by loan size including SBA fees earned as of June 30, 2020 (dollars in thousands):

Loan Size	# of Loans	$ of Loans	$ SBA Fee
< $350,000	1,403	$93,581	$4,426
$350,000 - $2 million	94	67,795	1,853
> $2 million	6	23,102	184
Total	1,503	$184,478	$6,463

Loans pledged as collateral with the FHLB as part of their lending arrangement with the Company totaled $47,827,000 and $49,736,000 as of June 30, 2020 and December 31, 2019, respectively.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (in thousands):

	June 30,	December 31,
	2020	2019
Commercial real estate
Owner occupied	$311	$497
	311	497
Consumer real estate
Home equity lines	300	300
Secured by 1-4 family residential
First deed of trust	959	842
Second deed of trust	62	63
	1,321	1,205
Commercial and industrial loans
(except those secured by real estate)	199	166

Total loans	$1,831	$1,868

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
•	Risk rated 6 loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; and
•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
June 30, 2020
Construction and land development
Residential	$8,067	$-	$-	$-	$8,067
Commercial	23,412	103	294	-	23,809
	31,479	103	294	-	31,876
Commercial real estate
Owner occupied	89,597	9,023	2,381	-	101,001
Non-owner occupied	119,286	226	486	-	119,998
Multifamily	9,741	139	-	-	9,880
Farmland	65	-	-	-	65
	218,689	9,388	2,867	-	230,944
Consumer real estate
Home equity lines	19,869	627	300	-	20,796
Secured by 1-4 family residential
First deed of trust	54,140	1,581	1,334	-	57,055
Second deed of trust	10,807	12	193	-	11,012
	84,816	2,220	1,827	-	88,863
Commercial and industrial loans
(except those secured by real estate)	220,754	361	483	-	221,598
Guaranteed student loans	31,594	-	-	-	31,594
Consumer and other	3,073	45	-	-	3,118

Total loans	$590,405	$12,117	$5,471	$-	$607,993

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
December 31, 2019
Construction and land development
Residential	$7,887	$-	$-	$-	$7,887
Commercial	23,758	-	305	-	24,063
	31,645	-	305	-	31,950
Commercial real estate
Owner occupied	90,146	8,072	135	-	98,353
Non-owner occupied	115,781	230	497	-	116,508
Multifamily	13,186	146	-	-	13,332
Farmland	71	85	-	-	156
	219,184	8,533	632	-	228,349
Consumer real estate
Home equity lines	20,486	723	300	-	21,509
Secured by 1-4 family residential
First deed of trust	53,200	1,660	996	-	55,856
Second deed of trust	10,130	167	114	-	10,411
	83,816	2,550	1,410	-	87,776
Commercial and industrial loans
(except those secured by real estate)	41,837	2,891	346	-	45,074
Guaranteed student loans	33,525	-	-	-	33,525
Consumer and other	2,621	-	-	-	2,621

Total loans	$412,628	$13,974	$2,693	$-	$429,295

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
June 30, 2020
Construction and land development
Residential	$-	$-	$-	$-	$8,067	$8,067	$-
Commercial	-	-	-	-	23,809	23,809	-
	-	-	-	-	31,876	31,876	-
Commercial real estate
Owner occupied	-	-	-	-	101,001	101,001	-
Non-owner occupied	-	-	-	-	119,998	119,998	-
Multifamily	-	-	-	-	9,880	9,880	-
Farmland	-	-	-	-	65	65	-
	-	-	-	-	230,944	230,944	-
Consumer real estate
Home equity lines	-	-	-	-	20,796	20,796	-
Secured by 1-4 family residential
First deed of trust	-	138	-	138	56,917	57,055	-
Second deed of trust	-	-	-	-	11,012	11,012	-
	-	138	-	138	88,725	88,863	-
Commercial and industrial loans
(except those secured by real estate)	-	2	-	2	221,596	221,598	-
Guaranteed student loans	640	407	2,341	3,388	28,206	31,594	2,341
Consumer and other	-	-	-	-	3,118	3,118	-

Total loans	$640	$547	$2,341	$3,528	$604,465	$607,993	$2,341

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2019
Construction and land development
Residential	$-	$-	$-	$-	$7,887	$7,887	$-
Commercial	-	-	-	-	24,063	24,063	-
	-	-	-	-	31,950	31,950	-
Commercial real estate
Owner occupied	701	-	-	701	97,652	98,353	-
Non-owner occupied	-	-	-	-	116,508	116,508	-
Multifamily	-	-	-	-	13,332	13,332	-
Farmland	-	-	-	-	156	156	-
	701	-	-	701	227,648	228,349	-
Consumer real estate
Home equity lines	52	-	-	52	21,457	21,509	-
Secured by 1-4 family residential
First deed of trust	290	-	-	290	55,566	55,856	-
Second deed of trust	133	-	-	133	10,278	10,411	-
	475	-	-	475	87,301	87,776	-
Commercial and industrial loans
(except those secured by real estate)	773	-	-	773	44,301	45,074	-
Guaranteed student loans	1,694	1,309	2,567	5,570	27,955	33,525	2,567
Consumer and other	4	-	-	4	2,617	2,621	-

Total loans	$3,647	$1,309	$2,567	$7,523	$421,772	$429,295	$2,567

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

Impaired loans are set forth in the following table as of the dates indicated (in thousands):

	June 30, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$294	$294	$-	$337	$337	$-
	294	294	-	337	337	-
Commercial real estate
Owner occupied	4,271	4,286	-	2,089	2,104	-
Non-owner occupied	2,109	2,109	-	2,304	2,304	-
	6,380	6,395	-	4,393	4,408	-
Consumer real estate
Home equity lines	300	300	-	300	300	-
Secured by 1-4 family residential
First deed of trust	2,116	2,116	-	1,752	1,774	-
Second deed of trust	891	1,099	-	752	960	-
	3,307	3,515	-	2,804	3,034	-
Commercial and industrial loans
(except those secured by real estate)	155	155	-	211	373	-
	10,136	10,359	-	7,745	8,152	-

With an allowance recorded
Commercial real estate
Owner occupied	-	-	-	1,414	1,414	15
	-	-	-	1,414	1,414	15
Consumer real estate
Secured by 1-4 family residential
First deed of trust	76	76	9	78	78	9
	76	76	9	78	78	9
Commercial and industrial loans
(except those secured by real estate)	169	331	16	135	334	135
	245	407	25	1,627	1,826	159

Total
Construction and land development
Commercial	294	294	-	337	337	-
	294	294	-	337	337	-
Commercial real estate
Owner occupied	4,271	4,286	-	3,503	3,518	15
Non-owner occupied	2,109	2,109	-	2,304	2,304	-
	6,380	6,395	-	5,807	5,822	15
Consumer real estate
Home equity lines	300	300	-	300	300	-
Secured by 1-4 family residential,
First deed of trust	2,192	2,192	9	1,830	1,852	9
Second deed of trust	891	1,099	-	752	960	-
	3,383	3,591	9	2,882	3,112	9
Commercial and industrial loans
(except those secured by real estate)	324	486	16	346	707	135
	$10,381	$10,766	$25	$9,372	$9,978	$159

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months		For the Six Months
	Ended June 30, 2020		Ended June 30, 2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Commercial	$297	$-	$349	$-
	297	-	349	-
Commercial real estate
Owner occupied	3,427	53	3,277	82
Non-owner occupied	2,119	20	2,574	52
	5,546	73	5,851	134
Consumer real estate
Home equity lines	300	4	479	8
Secured by 1-4 family residential
First deed of trust	2,122	14	2,853	33
Second deed of trust	898	12	694	26
	3,320	30	4,026	67
Commercial and industrial loans
(except those secured by real estate)	158	-	688	-
Consumer and other	-	-	-	-
	9,321	103	10,914	201

With an allowance recorded
Construction and land development
Commercial	-	-	26	-

Commercial real estate
Owner occupied	702		1,453	15
	702	-	1,453	15
Consumer real estate
Secured by 1-4 family residential
First deed of trust	77	1	198	2
Second deed of trust	-	-	160	-
	77	1	358	2
Commercial and industrial loans
(except those secured by real estate)	-	-	77	6
Consumer and other	175	-	12	-
	954	1	1,926	23

Total
Construction and land development
Residential	-	-	-	-
Commercial	297	-	375	-
	297	-	375	-
Commercial real estate
Owner occupied	4,129	53	4,730	97
Non-owner occupied	2,119	20	2,574	52
	6,248	73	7,304	149
Consumer real estate
Home equity lines	300	4	479	8
Secured by 1-4 family residential,
First deed of trust	2,199	15	3,051	35
Second deed of trust	898	12	854	26
	3,397	31	4,384	69
Commercial and industrial loans
(except those secured by real estate)	158	-	765	6
Consumer and other	175	-	12	-
	$10,275	$104	$12,840	$224

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

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
June 30, 2020
Commercial real estate
Owner occupied	$3,753	$3,442	$311	$-
Non-owner occupied	2,110	2,110	-	-
	5,863	5,552	311	-
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,622	906	716	9
Second deeds of trust	805	743	62	-
	2,427	1,649	779	9
Commercial and industrial loans
(except those secured by real estate)	199	-	199	16
	$8,489	$7,201	$1,288	$25

Number of loans	38	27	11	2

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2019
Commercial real estate
Owner occupied	$3,502	$3,502	$-	$15
Non-owner occupied	2,304	1,807	497	-
	5,806	5,309	497	15
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,641	881	760	9
Second deeds of trust	752	689	63	-
	2,393	1,570	823	9
Commercial and industrial loans
(except those secured by real estate)	211	180	31	-
	$8,410	$7,059	$1,351	$24

Number of loans	38	29	9	3

The following table provides information about TDRs identified during the indicated periods (dollars in thousands).

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance
Commercial real estate
Owner occupied	1	$311	$311	-	$-	$-
	1	$311	$311	-	$-	$-

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance
Commercial real estate
Owner occupied	1	$311	$311	-	$-	$-
Non-owner occupied	-	-	-	1	515	515

Secured by 1-4 family residential
First deed of trust	-	-	-	1	73	73
	1	$311	$311	2	$588	$588

There were no defaults on TDRs that were modified as TDRs during the prior twelve month period ended June 30, 2020 and 2019.

Activity in the allowance for loan losses is as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Three Months Ended June 30, 2020
Construction and land development
Residential	$219	$(8)	$-	$2	$213
Commercial	270	25	-	-	295
	489	17	-	2	508
Commercial real estate
Owner occupied	859	45	-	-	904
Non-owner occupied	1,058	144	-	-	1,202
Multifamily	68	(21)	-	-	47
Farmland	1	(1)	-	-	-
	1,986	167	-	-	2,153
Consumer real estate
Home equity lines	40	-	-	-	40
Secured by 1-4 family residential
First deed of trust	157	8	-	1	166
Second deed of trust	76	(4)	-	3	75
	273	4	-	4	281
Commercial and industrial loans
(except those secured by real estate)	409	(110)	-	18	317
Student loans	104	3	(6)	-	101
Consumer and other	41	2	(3)	-	40
Unallocated	142	217	-	-	359

	$3,444	$300	$(9)	$24	$3,759

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Three Months Ended June 30, 2019
Construction and land development
Residential	$46	$(21)	$-	$6	$31
Commercial	173	(15)	-	1	159
	219	(36)	-	7	190
Commercial real estate
Owner occupied	710	(51)	-	-	659
Non-owner occupied	692	55	-	-	747
Multifamily	88	(3)	-	-	85
Farmland	2	-	-	-	2
	1,492	1	-	-	1,493
Consumer real estate
Home equity lines	240	(13)	-	6	233
Secured by 1-4 family residential
First deed of trust	395	(31)	-	3	367
Second deed of trust	57	(3)	-	6	60
	692	(47)	-	15	660
Commercial and industrial loans
(except those secured by real estate)	352	11	-	22	385
Student loans	121	8	(20)	-	109
Consumer and other	30	8	(5)	1	34
Unallocated	121	55	-	-	176

	$3,027	$-	$(25)	$45	$3,047

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Six Months Ended June 30, 2020
Construction and land development
Residential	$48	$162	$-	$3	$213
Commercial	137	158	-	-	295
	185	320	-	3	508
Commercial real estate
Owner occupied	671	233	-	-	904
Non-owner occupied	831	371	-	-	1,202
Multifamily	85	(38)	-	-	47
Farmland	2	(2)	-	-	-
	1,589	564	-	-	2,153
Consumer real estate
Home equity lines	271	(231)	-	-	40
Secured by 1-4 family residential
First deed of trust	343	(181)	-	4	166
Second deed of trust	64	4	-	7	75
	678	(408)	-	11	281
Commercial and industrial loans
(except those secured by real estate)	572	(141)	(135)	21	317
Student loans	108	19	(26)	-	101
Consumer and other	30	11	(4)	3	40
Unallocated	24	335	-	-	359

	$3,186	$700	$(165)	$38	$3,759

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Six Months Ended June 30, 2019
Construction and land development
Residential	$42	$(18)	$-	$7	$31
Commercial	220	(63)	-	2	159
	262	(81)	-	9	190
Commercial real estate
Owner occupied	673	(14)	-	-	659
Non-owner occupied	673	74	-	-	747
Multifamily	87	(2)	-	-	85
Farmland	2	-	-	-	2
	1,435	58	-	-	1,493
Consumer real estate
Home equity lines	244	(23)	-	12	233
Secured by 1-4 family residential
First deed of trust	385	(23)	-	5	367
Second deed of trust	51	(1)	-	10	60
	680	(47)	-	27	660
Commercial and industrial loans
(except those secured by real estate)	308	59	(15)	33	385
Student loans	121	41	(53)	-	109
Consumer and other	34	5	(7)	2	34
Unallocated	211	(35)	-	-	176

	$3,051	$-	$(75)	$71	$3,047

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Year Ended December 31, 2019
Construction and land development
Residential	$42	$(1)	$-	$7	$48
Commercial	220	(85)	-	2	137
	262	(86)	-	9	185
Commercial real estate
Owner occupied	673	(2)	-	-	671
Non-owner occupied	673	158	-	-	831
Multifamily	87	(2)	-	-	85
Farmland	2	-	-	-	2
	1,435	154	-	-	1,589
Consumer real estate
Home equity lines	244	50	(35)	12	271
Secured by 1-4 family residential
First deed of trust	385	(56)	-	14	343
Second deed of trust	51	(56)	-	69	64
	680	(62)	(35)	95	678
Commercial and industrial loans
(except those secured by real estate)	308	239	(64)	89	572
Student loans	121	80	(93)	-	108
Consumer and other	34	(3)	(26)	25	30
Unallocated	211	(187)	-	-	24

	$3,051	$135	$(218)	$218	$3,186

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

The Company recorded a provision for loan losses of $700,000 for the six month period ended June 30 2020. The provision for loan losses was driven primarily by an increase in the qualitative factors as a result of the continued economic uncertainty surrounding COVID-19. The increase in the qualitative factors due to COVID-19 were a result of deterioration in local economic factors such as the higher levels of unemployment and the potential impact of elevated loan deferral requests. The Company believes the current level of allowance for loan loss reserves are adequate to cover anticipated losses. However, the full economic impact of the COVID-19 pandemic is currently unknown and the Company will continue to monitor our loan portfolio for loss indicators which may have the potential for further significant provisions for loan losses through 2020 and beyond. The Company recorded a provision for loan losses of $135,000 for the year ended December 31, 2019 because of an increase in the specific reserves associated with a relationship evaluated individually for impairment. The Company did not record a provision for loan losses for the six month period ended June 30, 2019 because of minimal net charge-offs, no significant changes in qualitative factors and stable asset quality.

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in calculation of the allowance. The allowance for loan losses included an unallocated portion of approximately $359,000, $24,000, and $176,000 at June 30, 2020, December 31, 2019, and June 30, 2019, respectively.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively
Six Months Ended June 30, 2020
Construction and land development
Residential	$213	$-	$213	$8,067	$-	$8,067
Commercial	295	-	295	23,809	294	23,515
	508	-	508	31,876	294	31,582
Commercial real estate
Owner occupied	904	-	904	101,001	4,271	96,730
Non-owner occupied	1,202	-	1,202	119,998	2,109	117,889
Multifamily	47	-	47	9,880	-	9,880
Farmland	-	-	-	65	-	65
	2,153	-	2,153	230,944	6,380	224,564
Consumer real estate
Home equity lines	40	-	40	20,796	300	20,496
Secured by 1-4 family residential
First deed of trust	166	9	157	57,055	2,192	54,863
Second deed of trust	75	-	75	11,012	891	10,121
	281	9	272	88,863	3,383	85,480
Commercial and industrial loans
(except those secured by real estate)	317	16	301	221,598	324	221,274
Student loans	101	-	101	31,594	-	31,594
Consumer and other	399	-	399	3,118	-	3,118

	$3,759	$25	$3,734	$607,993	$10,381	$597,612

Year Ended December 31, 2019
Construction and land development
Residential	$48	$-	$48	$7,887	$-	$7,887
Commercial	137	-	137	24,063	337	23,726
	185	-	185	31,950	337	31,613
Commercial real estate
Owner occupied	671	15	656	98,353	3,503	94,850
Non-owner occupied	831	-	831	116,508	2,304	114,204
Multifamily	85	-	85	13,332	-	13,332
Farmland	2	-	2	156	-	156
	1,589	15	1,574	228,349	5,807	222,542
Consumer real estate
Home equity lines	271	-	271	21,509	300	21,209
Secured by 1-4 family residential
First deed of trust	343	9	334	55,856	1,830	54,026
Second deed of trust	64	-	64	10,411	752	9,659
	678	9	669	87,776	2,882	84,894
Commercial and industrial loans
(except those secured by real estate)	572	135	437	45,074	346	44,728
Student loans	108	-	108	33,525	-	33,525
Consumer and other	54	-	54	2,621	-	2,621

	$3,186	$159	$3,027	$429,295	$9,372	$419,923

Note 6 – Deposits

Deposits as of June 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

	June 30, 2020		December 31, 2019
	Amount	%	Amount	%
Demand accounts	212,434	36.6%	$131,228	29.6%
Interest checking accounts	56,448	9.7%	48,427	10.9%
Money market accounts	143,177	24.7%	99,955	22.6%
Savings accounts	31,618	5.5%	26,396	6.0%
Time deposits of $250,000 and over	20,680	3.6%	22,327	5.0%
Other time deposits	115,438	19.9%	114,875	25.9%

Total	$579,795	100.0%	$443,208	100.0%

Note 7 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $1,802,000 in FHLB stock at June 30, 2020 and $1,694,000 at December 31, 2019, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of commercial, 1-4 family residential loans and investment securities. The Company had FHLB advances of $31,000,000 and $29,000,000 at June 30, 2020 and December 31, 2019, respectively, maturing through 2023.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The carrying value of these short term borrowing agreements was $5,317,000 at December 31, 2019. There were no borrowings against the lines at June 30, 2020.

We also have access to the Paycheck Protection Program Liquidity Facility (“PPPLF”) of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), from which applications for borrowings can be made. The Federal Reserve requires that PPP loans be pledged to secure any advances from the PPPLF. The Company currently has $45,120,000 in borrowings against the PPPLF and an unused borrowing capacity of $139,358,000 based on unpledged PPP loans available to secure any future borrowings. The Company has access to this facility until September 30, 2020 at which time the Federal Reserve will no longer take requests for borrowings.

The Company’s unused lines of credit for future borrowings total approximately $48 million at June 30, 2020, which consists of $5.3 million available from the FHLB, $10 million on revolving bank line of credit, $7.8 million under secured federal funds agreements with third party financial institutions, and $25 million in repurchase lines of credit with third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank of Richmond or the FHLB above the current lendable collateral value.

Note 8 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at June 30, 2020 was 2.46%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at June 30, 2020 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at June 30, 2020 was 1.71%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at June 30, 2020 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 9 – Subordinated Debt

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrue interest at a fixed rate of 6.50% for the first five years until March 31, 2023; thereafter, the subordinated notes will accrue interest at an annual floating rate equal to three-month LIBOR plus a spread of 3.73% until maturity or early redemption. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. The carrying value of the notes totaled $5,612,000 and $5,595,000 at June 30, 2020 and December 31, 2019, respectively.

Note 10 – Stock incentive plan

In accordance with accounting standards, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award rather than disclosed in the financial statements.

The following table summarizes options outstanding under the Company’s stock incentive plans at the indicated dates:

	Six Months Ended June 30,
	2020				2019
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value
Options outstanding, beginning of period	734	$25.63	$9.76		734	$25.63	$9.76
Granted	-	-	-		-	-	-
Forfeited	-	-	-		-	-	-
Exercised	-	-	-		-	-	-
Options outstanding, end of period	734	$25.63	$9.76	$-	734	$25.63	$9.76	$-
Options exercisable,end of period	734				734

During the first quarter of 2020, we granted certain officers 750 time-based restricted shares of common stock with a weighted average fair market value of $42.99 per share on the date of grant. These restricted stock awards vest ratably over a three-year period provided the officer is employed with the Company on the applicable vesting date.

The total number of shares underlying non-vested restricted stock was 13,060 at June 30, 2020. There were no non-vested restricted stock awards outstanding as of June 30, 2019. The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period. Unamortized stock-based compensation related to non-vested share-based compensation arrangements granted under the stock incentive plan as of June 30, 2020 was $271,600. As of June 30, 2020, the time based unrecognized compensation expense of $211,738 is expected to be recognized over a weighted average period of 2.07 years. There were no forfeitures for the period ended June 30, 2020. For the period ended June 30, 2019 there were forfeitures of 8,074 shares of restricted stock awards.

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

A summary of changes in the Company’s non-vested restricted stock awards for the six months ended June 30, 2020 follows:

	Shares	Weighted- Average Grant- Date Fair-Value	Aggregate Intrinsic Value
December 31, 2019	12,310	$33.83	$380,133
Granted	750	42.99	23,160
Vested	-	-	-
Forfeited	-	-	-
Other	-	-	-
June 30, 2020	13,060	$34.36	$403,293

Stock-based compensation expense was approximately $129,000 and $374,000 for the six months ended June 30, 2020 and 2019, respectively.

Note 11 – Fair value

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (dollars in thousands):

	Fair Value Measurement
	at June 30, 2020 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$12,565	$-	$12,565	$-
Mortgage-backed securities	17,650	-	17,650	-
Subordinated debt	7,570	-	7,570	-
Loans held for sale	17,761	-	17,761	-
IRLC	174	-	174	-

Financial Liabilities - Recurring
Forward sales commitment	421	-	421	-

Financial Assets - Non-Recurring
Impaired loans	220	-	-	220
Assets held for sale	514	-	-	514
Other real estate owned	336	-	-	336

	Fair Value Measurement
	at December 31, 2019 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$14,845	$-	$14,845	$-
Mortgage-backed securities	25,302	-	25,302	-
Subordinated debt	6,790	-	6,540	250

Financial Assets - Non-Recurring
Impaired loans	1,468	-	-	1,468
Assets held for sale	514	-	-	514
Other real estate owned	526	-	-	526

The following table presents qualitative information about Level 3 fair value measurements for financial instruments measured at fair value at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
Impaired loans - real estate secured	$220	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (10%)

Assets held for sale	$514	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)
			Discount for lack of marketability and age of appraisal	6%-30% (15%)

Other real estate owned	$336	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)

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

		June 30,		December 31,
		2020		2019
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$11,361	$11,361	$19,967	$19,967
Cash equivalents	Level 2	23,593	23,593	-	-
Investment securities available for sale	Level 2	37,785	37,785	46,687	46,687
Investment securities available for sale	Level 3	-	-	250	250
Federal Home Loan Bank stock	Level 2	2,014	2,014	1,694	1,694
Loans held for sale	Level 2	17,761	17,761	12,722	12,722
Loans	Level 3	607,773	608,244	427,827	429,254
Impaired loans	Level 3	220	220	1,468	1,468
Assets held for sale	Level 3	514	514	514	514
Other real estate owned	Level 3	336	336	526	526
Bank owned life insurance	Level 3	7,706	7,706	7,612	7,612
Accrued interest receivable	Level 2	3,508	3,508	2,597	2,597
Interest rate lock commitments	Level 2	174	174	-	-

Financial liabilities
Deposits	Level 2	579,795	580,533	443,208	443,645
FHLB borrowings	Level 2	31,000	26,476	29,000	29,285
Trust preferred securities	Level 2	8,764	9,847	8,764	9,812
Other borrowings	Level 2	50,732	50,732	10,912	10,912
Accrued interest payable	Level 2	221	221	221	221
Forward sales commitment	Level 2	421	421	-	-

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

The following table presents segment information as of and for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended June 30, 2020

Revenues
Interest income	$6,087	$136	$(30)	$6,193
Gain on sale of loans	-	2,804	-	2,804
Other revenues	571	277	(60)	788
Total revenues	6,658	3,217	(90)	9,785

Expenses
Provision for loan losses	300	-	-	300
Interest expense	1,249	30	(30)	1,249
Salaries and benefits	1,628	984	-	2,612
Commissions	-	777	-	777
Other expenses	1,605	302	(60)	1,847
Total operating expenses	4,782	2,093	(90)	6,785

Income before income taxes	1,876	1,124	-	3,000
Income tax expense	429	236	-	665
Net income	$1,447	$888	$-	$2,335

Total assets	$723,802	$12,716	$(13,872)	$722,646

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended June 30, 2019

Revenues
Interest income	$5,771	$124	$(24)	$5,871
Gain on sale of loans	-	1,477	-	1,477
Other revenues	796	200	(53)	943
Total revenues	6,567	1,801	(77)	8,291

Expenses
Interest expense	1,319	24	(24)	1,319
Salaries and benefits	2,848	853	-	3,701
Commissions	-	472	-	472
Other expenses	1,757	278	(53)	1,982
Total operating expenses	5,924	1,627	(77)	7,474

Income before income taxes	643	174	-	817
Income tax expense	143	37		180
Net income	$500	$137	$-	$637

Total assets	$537,356	$10,911	$(11,733)	$536,534

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Six Months Ended June 30, 2020

Revenues
Interest income	$11,677	$245	$(45)	$11,877
Gain on sale of loans	-	4,429	-	4,429
Other revenues	1,304	473	(116)	1,661
Total revenues	12,981	5,147	(161)	17,967

Expenses
Provision for loan losses	700	-	-	700
Interest expense	2,506	45	(45)	2,506
Salaries and benefits	3,836	1,799	-	5,635
Commissions	-	1,215	-	1,215
Other expenses	3,313	576	(116)	3,773
Total operating expenses	10,355	3,635	(161)	13,829

Income before income taxes	2,626	1,512	-	4,138
Income tax espense	588	317	-	905
Net income	$2,038	$1,195	$-	$3,233

Total assets	$723,802	$12,716	$(13,872)	$722,646

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Six Months Ended June 30, 2019

Revenues
Interest income	$11,417	$187	$(24)	$11,580
Gain on sale of loans	-	2,405	-	2,405
Other revenues	1,571	312	(110)	1,773
Total revenues	12,988	2,904	(134)	15,758

Expenses
Interest expense	2,562	24	(24)	2,562
Salaries and benefits	5,048	1,589	-	6,637
Commissions	-	712	-	712
Other expenses	3,640	515	(110)	4,045
Total operating expenses	11,250	2,840	(134)	13,956

Income before income taxes	1,738	64	-	1,802
Income tax espense	343	13	-	356
Net income	$1,395	$51	$-	$1,446

Total assets	$537,356	$10,911	$(11,733)	$536,534

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

Accumulated Other Comprehensive Income

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes of $128,000 and $38,000 as of June 30, 2020 and December 31, 2019, respectively (in thousands):

	June 30,	December 31,
	2020	2019
Net unrealized gains on securities	$523	$186
Net unrecognized losses on defined benefit plan	(40)	(44)
Total accumulated other comprehensive income	$483	$142

Regulatory Matters

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement (the “SBHC Policy Statement”). On August 28, 2018, the Federal Reserve issued an interim final rule required by the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, which was signed into law on May 24, 2018 (the “EGRRCPA”), that expands the applicability of the SBHC Policy Statement to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies, such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). The SBHC Policy Statement does not apply to the Bank and the Bank must comply with the Basel III Capital Rules.

The Bank is required to comply with the capital adequacy standards established by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), in the case of the Company, and the Federal Deposit Insurance Corporation (“FDIC”), in the case of the Bank. The Federal Reserve and the FDIC have adopted rules to implement the Basel III Capital Rules. The Basel III Capital Rules implement minimum capital ratios and establish risk weightings that are applied to many classes of assets held by community banks, including applying higher risk weightings to certain commercial real estate loans.

The Basel III Capital Rules require banks to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of June 30, 2020, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950. To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. As of June 30, 2020, the Bank exceeded the minimum ratios to be classified as well capitalized.

On September 17, 2019, the federal bank regulators issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion of assets, like the Company and the Bank, to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which became effective January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. In April 2020, as required by the Coronavirus Aid, Relief, and Economic Security Act, which was passed in response to the COVID-19 pandemic, federal bank regulators issued two interim final rules related to the CBLR framework. One interim final rule provides that, as of the second quarter of 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. The Bank elected not to opt into the CBLR framework as of June 30, 2020.

The capital amounts and ratios at June 30, 2020 and December 31, 2019 for the Bank are presented in the table below (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total capital (to risk- weighted assets) Village Bank	$61,060	13.69%	$35,669	8.00%	$44,587	10.00%
Tier 1 capital (to risk- weighted assets) Village Bank	57,301	12.85%	26,752	6.00%	35,669	8.00%
Leverage ratio (Tier 1 capital to average assets) Village Bank	57,301	8.61%	26,631	4.00%	33,289	5.00%
Common equity tier 1 (to risk- weighted assets) Village Bank	57,301	12.85%	20,064	4.50%	28,981	6.50%
December 31, 2019
Total capital (to risk- weighted assets) Village Bank	$54,653	12.56%	$34,807	8.00%	$43,508	10.00%
Tier 1 capital (to risk- weighted assets) Village Bank	52,867	12.15%	26,015	6.00%	34,807	8.00%
Leverage ratio (Tier 1 capital to average assets) Village Bank	52,867	9.69%	21,823	4.00%	27,278	5.00%
Common equity tier 1 (to risk- weighted assets) Village Bank	52,867	12.15%	19,579	4.50%	28,280	6.50%

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

At June 30, 2020 and December 31, 2019, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	June 30,	December 31,
	2020	2019
Undisbursed credit lines	$96,863	$83,366
Commitments to extend or originate credit	41,497	15,722
Standby letters of credit	6,394	6,732
Total commitments to extend credit	$144,754	$105,820

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

Note 15 – Mortgage Banking and Derivatives

Loans held for sale. The Company, through the Bank’s mortgage banking subsidiary, the Mortgage Company, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. During the first quarter of 2020, the Company elected to begin using fair value accounting for its entire portfolio of loans held for sale (“LHFS”) in accordance with ASC 820 - Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business and totaled $17.8 million as of June 30, 2020, of which $17.6 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2. These loans were previously carried as of December 31, 2019 at the lower of cost or estimated fair value on an aggregate basis as determined by outstanding commitments from investors and totaled $12.7 million.

Interest Rate Lock Commitments and Forward Sales Commitments. The Company, through the Mortgage Company, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments (“IRLCs”). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation.  The Company determines the fair value of IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at June 30, 2020, and totaled $174,000, with a notional amount of $41.5 million and total positions of 169. The fair value of IRLCs was considered immaterial at December 31, 2019. Changes in fair value are recorded as a component of mortgage banking income, net in the Consolidated Income Statement for the period ended June 30, 2020. The Company’s IRLCs are classified as Level 2. At June 30, 2020 and December 31, 2019, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

During the first quarter of 2020, the Company elected to begin using fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments is reported in “Other Liabilities” in the Consolidated Balance Sheet at June 30, 2020, and totaled $421,000, with a notional amount of $59.1 million and total positions of 250. The fair value of the forward sales commitments was considered immaterial at December 31, 2019.

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

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2020-01 amends ASU 2016-01, which made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments in ASU 2020-01 clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, such as the Company, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

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

In March 2020 (Revised in April 2020), various regulatory agencies, including the Federal Reserve and the FDIC, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of June 30 2020, the Company had a total of $3,528,000 in loans past due greater than 30 days of which $3,388,000 were rehabilitated student loans which have a 98% guarantee by the DOE of principal and interest. For more financial data and other information about loan deferrals refer to section, “Response to COVID-19” under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This interagency guidance is expected to have an impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

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

Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”)

The Company was successful in getting SBA PPP funds out to our community under the Coronavirus Aid, Relief, Economic Security (“CARES”) Act, which was designed to protect jobs and provide economic relief to small business that were negatively impacted by the COVID-19 pandemic. Through June 30, 2020, the Bank had garnered approval for approximately $185 million in PPP loans; however, the final funded amount of loans may be lower as some borrowers may not finalize the closing process. The PPP loans provided essential funds to over 1,500 businesses and nonprofits and protected more than 20,000 jobs in our community. The processing fees we earn on these loans will help to support our loan deferral program and reserve building associated with the crisis. We expect that our community leadership during the crisis and our PPP lending activity will open the door to a number of new commercial and consumer banking relationships.

Supporting customers through payment deferrals

In response to the COVID-19 pandemic, we began deferring payments for up to six months for impacted customers. Below is a breakdown of the loan portfolio as of June 30, 2020 showing the percentage of loans deferred in each category (dollars in thousands):

	June 30,	Deferred Loans(2)
Loan Type	2020(1)	Amount	Number
C&I + Owner occupied commercial real estate	$138,121	22.75%	9.66%
Nonowner occupied commercial real estate	129,943	30.88%	20.61%
Acquisition, development and construction	31,876	17.46%	1.53%
Total commercial loans	299,940	25.71%	10.08%
Consumer/Residential	88,863	7.53%	4.46%
Student	31,594	0.00%	0.00%
Other	3,118	0.74%	1.18%
Total loans	$423,515	19.80%	6.60%

(1) The table excludes PPP loans of $184,478 as the inclusion of these loans dilutes the impact of the deferral program.
(2) The SBA is providing a financial reprieve to small business during the COVID-19 pandemic. The SBA will automatically pay the principal, interest, and fees on current 7(a) loans for a period of six months. These loans have been excluded from the above metrics.

Below is a breakdown of a portion of the loan portfolio as of June 30, 2020 organized by industry showing the percentage of loans deferred in each category (dollars in thousands):

	June 30,	Deferred Loans(1)
Select Industries	2020	Amount	Number
Hotels	$23,461	73.71%	62.50%
Food Service	22,594	35.75%	32.61%
Retail(2)	18,895	20.14%	5.77%
Medical and Child Care	11,844	35.13%	17.50%
Total	$76,794	43.41%	16.67%

(1) The SBA is providing a financial reprieve to small business during the COVID-19 pandemic. The SBA will automatically pay the principal, interest, and fees on current 7(a) loans for a period of six months. These loans have been excluded from the above metrics.
(2) Loans within this group include business such as grocery, convenience stores, drug stores, consumer durables, apparel, and personal services.

Liquidity Risk Management

Over the past eight years, the Company has worked to fund the balance sheet with core deposits and reserve wholesale funding capacity for short periods of rapid loan growth or for crises such as the current economic environment.

During the three month period ended March 31, 2020, the Company took aggressive measures to bolster its liquidity to ensure it could meet customer demands in the event customers made significant deposit withdrawals and fully drew on lines of credit. The Company increased liquid assets by $20,155,000, or 30.12% from $66,904,000 at December 31, 2019 to $87,079,000 at March 31, 2020 which was partially accomplished by raising an additional $3,733,000 in internet listing service time deposits, $15,000,000 in FHLB Advances and $6,136,000 in brokered time deposits, which were at zero at December 31, 2019.

During the three month period ended June 30, 2020 the Company did not experience excessive demand for deposit withdrawals or advances under lines of credit; however, the Company did experience significant growth in low cost relationship deposits (i.e. noninterest bearing, NOW, money market and savings) of $111,930,000 from the period ended March 31, 2020. This growth in low cost relationship deposits was the result of the Company converting a significant portion on non-customer PPP loan applicants into customers and the migration of customer funds from time deposits into money market deposits during the three month period ended June 30, 2020. The Company acquired $45,120,000 in funds through the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) during the three month period ended June 30, 2020 to support the origination of PPP loans.

As of June 30, 2020, the Company had on balance sheet liquid assets of $72,739,000 which the Company believes are sufficient to cover its current liquidity needs. However, if the need were to arise the Company could access liquidity of approximately $139,358,000 in PPPLF through September 30, 2020, it could pledge additional collateral to the FHLB in order to increase its available borrowing capacity up to 25% of assets, it could access the two federal funds lines of credit with correspondent banks totaling $15,000,000 for which there were no borrowings against the lines at June 30, 2020 and it could add additional funding through raising internet listing service and brokered time deposits.

Capital Risk Management

The Bank maintains a strong, well capitalized position with a common equity Tier 1 capital ratio of 12.85%, a Tier 1 risk-based capital ratio of 12.85%, a total risk-based capital ratio of 13.69% and a leverage ratio of 8.61% as of June 30, 2020. The most significant risk to capital as a result of the COVID-19 pandemic is the risk of default within our loan portfolio and the potential loan losses as a result of those defaults. The Company has taken several steps to mitigate this risk to our capital by building a diversified loan portfolio over the years to be capable of sustaining through a crisis, working with our customers during this time to defer loan payments for up to six months to allow time for economic stabilization and participating in the SBA PPP loan program to help provide much needed funds to our borrowers and the community. While there will be pressure on capital levels as a result of the COVID-19 pandemic, the Company believes the actions we are taking will protect our capital levels and allow the Company to support all stakeholders through this difficult time.

While the long-term economic impacts from the COVID-19 pandemic are unknown at this time, we believe that our culture of disciplined and conservative risk taking across the balance sheet has the Company well positioned to not only carry through the current crisis but to be a pillar of support for our employees, our customers, and our communities.

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at June 30, 2020 and December 31, 2019 and the results of operations for the Company for the three and six months ended June 30, 2020 and 2019. The first six months of 2020 results of operations were negatively impacted by the deteriorating economic environment as a result of the COVID-19 pandemic, which resulted in the Company recognizing $700,000 in provision for loan losses. For more financial data and other information about the provision for loan losses refer to section, “Provision for Loan Losses” under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended June 30, 2020, the Company had net income of $2,335,000, or $1.61 per fully diluted share, compared to net income of $637,000 or $0.44 per fully diluted share, for the same period in 2019. For the six months ended June 30, 2020, the Company had net income of $3,233,000 or $2.22 per fully diluted share compared to net income of $1,446,000 or $1.01 per fully diluted share for the same period in 2019.

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

	For the Three Months Ended June 30,
	2020	2019	Change
	(dollars in thousands)
Average interest-earning assets	$658,025	$483,163	$174,862
Interest income	$6,193	$5,871	$322
Yield on interest-earning assets	3.79%	4.87%	(1.08)%
Average interest-bearing liabilities	$438,183	$356,396	$81,787
Interest expense	$1,249	$1,319	$(70)
Cost of interest-bearing liabilities	1.15%	1.48%	(0.33)%
Net interest income	$4,944	$4,552	$392
Net interest margin	3.02%	3.78%	(0.76)%

The increase in net interest income of $392,000 in the second quarter of 2020 was primarily the result of the following:

•	Interest income on loans held for investment increased by $377,000 compared to the same period in 2019 because of a $142,405,000 increase in the average balance outstanding which was partially offset by a decrease in the yield of 103 basis points. The increase in the average balance outstanding was mainly a result of the origination of $184,478,000 in PPP loans. The decrease in the yield was primarily because of the PPP loans carrying a stated interest rate of 1.00% and the 225 basis points drop in the Federal Reserve’s target federal funds rate from March 31, 2019.
•	During the second quarter of 2020, the Company made the decision to carry a larger portion of its liquidity in federal funds sold in response to the economic crisis and to support the funding needs of its PPP loan originations. This increased liquidity earned a yield of eight basis points compared to 228 basis points during the same period in 2019.
•	Interest expense on interest bearing liabilities decreased by $70,000 compared to the same period in 2019 because of a decrease in the cost of interest bearing liabilities of 33 basis points which was partially offset by an $81,787,000 increase in the average balance outstanding. The decrease in the cost of interest bearing liabilities was the result of a disciplined approached to pricing as well as continued success in growing lower costs relationship deposits. The increase in the average balance of interest bearing liabilities was the result of a $44,946,000 increase in the average balance of low cost relationship deposits and an increase of $41,538,000 in other borrowings due to the Company’s usage of the PPPLF. The PPPLF carried a balance of $45,120,000 as of June 30, 2020.

	For the Six Months Ended June 30,
	2020	2019	Change
	(dollars in thousands)
Average interest-earning assets	$580,031	$477,885	$102,146
Interest income	$11,877	$11,580	$297
Yield on interest-earning assets	4.13%	4.89%	(0.76)%
Average interest-bearing liabilities	$397,792	$355,388	$42,404
Interest expense	$2,506	$2,562	$(56)
Cost of interest-bearing liabilities	1.27%	1.45%	(0.18)%
Net interest income	$9,371	$9,018	$353
Net interest margin	3.25%	3.81%	(0.56)%

The increase in net interest income of $353,000 for the six months ended June 30, 2020 was primarily the result of the following:

•	Interest income on loans held for investment increased by $335,000 compared to the same period in 2019 because of a $79,232,000 increase in the average balance outstanding which was partially offset by a decrease in the yield of 70 basis points. The increase in the average balance outstanding was mainly a result of the origination of $184,478,000 in PPP loans during the second quarter of 2020. The decrease in the yield was primarily because of the PPP loans carrying a stated interest rate of 1.00% and the 225 basis points drop in the Federal Reserve’s target federal funds rate from March 31, 2019.
•	During the first half of 2020, the Company made the decision to carry a larger portion of its liquidity in federal funds sold in response to the economic crisis and to support the funding needs of its PPP loan originations. This increased liquidity earned a yield of 38 basis points compared to 250 basis points during the same period in 2019.
•	Interest expense on interest bearing liabilities decreased by $56,000 compared to the same period in 2019 because of a decrease in the cost of interest bearing liabilities of 18 basis points which was partially offset by a $42,404,000 in the average balance outstanding. The decrease in the cost of interest bearing liabilities was the result of a disciplined approached to pricing as well as continued success in growing lower costs relationship deposits. The increase in the average balance of interest bearing liabilities was the result of a $31,855,000 increase in the average balance of low cost relationship deposits and an increase of $22,874,000 in other borrowings due to the Company’s usage of the PPPLF during the second quarter of 2020. The PPPLF carried a balance of $45,120,000 as of June 30, 2020.

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

Average Balance Sheets, Income and Expense, Yields and Rates

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans net of deferred fees	$562,751	$5,809	4.15%	$420,346	$5,432	5.18%
Loans held for sale	15,758	136	3.47%	11,576	124	4.30%
Investment securities	38,657	240	2.50%	43,499	271	2.50%
Federal funds and other	40,859	8	0.08%	7,742	44	2.28%
Total interest earning assets	658,025	6,193	3.79%	483,163	5,871	4.87%

Allowance for loan losses and deferred fees	(3,454)			(3,052)
Cash and due from banks	10,057			8,456
Premises and equipment, net	12,783			13,570
Other assets	23,369			19,955
Total assets	$700,780			$522,092

Interest bearing deposits
Interest checking	$53,882	$24	0.18%	$48,606	$21	0.17%
Money market	126,178	245	0.78%	90,058	154	0.69%
Savings	27,024	11	0.16%	23,474	10	0.17%
Certificates	146,455	595	1.63%	151,152	724	1.92%
Total	353,539	875	1.00%	313,290	909	1.16%
Borrowings	84,644	374	1.78%	43,106	410	3.82%
Total interest bearing liabilities	438,183	1,249	1.15%	356,396	1,319	1.48%
Noninterest bearing deposits	209,876			121,901
Other liabilities	6,033			4,584
Total liabilities	654,092			482,881
Equity capital	46,688			39,211
Total liabilities and capital	$700,780			$522,092

Net interest income		$4,944			$4,552

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			2.65%			3.39%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.02%			3.78%

Average Balance Sheets, Income and Expense, Yields and Rates

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans net of deferred fees	$497,181	$11,069	4.48%	$417,949	$10,734	5.18%
Loans held for sale	13,440	245	3.67%	8,458	187	4.46%
Investment securities	41,710	510	2.46%	43,824	564	2.60%
Federal funds and other	27,700	53	0.38%	7,654	95	2.50%
Total interest earning assets	580,031	11,877	4.13%	477,885	11,580	4.89%

Allowance for loan losses and deferred fees	(3,319)			(3,050)
Cash and due from banks	9,708			8,698
Premises and equipment, net	12,877			13,679
Other assets	21,463			20,017
Total assets	$620,760			$517,229

Interest bearing deposits
Interest checking	$51,971	$45	0.17%	$48,072	$41	0.17%
Money market	115,980	461	0.80%	89,559	292	0.66%
Savings	25,357	21	0.17%	23,822	20	0.17%
Certificates	142,082	1,248	1.77%	154,407	1,438	1.88%
Total	335,390	1,775	1.06%	315,860	1,791	1.14%
Borrowings	62,402	731	2.36%	39,528	771	3.93%
Total interest bearing liabilities	397,792	2,506	1.27%	355,388	2,562	1.45%
Noninterest bearing deposits	172,078			118,714
Other liabilities	5,615			4,643
Total liabilities	575,485			478,745
Equity capital	45,275			38,484
Total liabilities and capital	$620,760			$517,229

Net interest income before provision for loan losses		$9,371			$9,018

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			2.86%			3.44%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.25%			3.81%

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

The Company recorded a provision for loan losses of $300,000 and $700,000 for the three and six month periods ended June 30, 2020, respectively, as a result of growth in the loan portfolio and an increase in the qualitative factors due to the anticipated economic impact of COVID-19. The increase in the qualitative factors due to COVID-19 were a result of deterioration in local economic factors such as the higher levels of unemployment and the potential impact of elevated loan deferral requests. The Company believes the current level of allowance for loan loss reserves are adequate to cover anticipated losses. However, the full economic impact of the COVID-19 pandemic is currently unknown and the Company will continue to monitor our loan portfolio for loss indicators which may have the potential for further significant provisions for loan losses through 2020 and beyond. The Company did not record a provision for loan losses for the three and six month period ended June 30, 2019 because of minimal net charge-offs, no significant changes in qualitative factors and stable asset quality.

For more financial data and other information about the allowance for loan losses refer to section, “Balance Sheet Analysis under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, mortgage banking income, net, and gains and losses on securities available for sale. The most significant noninterest income item has been mortgage banking income, net, representing 81% and 61% for the three month periods ended June 30, 2020 and 2019, respectively, and 75% and 57% for the six month periods ended June 30, 2020 and 2019, respectively.

	For the Three Months Ended
	June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Service charges and fees	$448	$541	$(93)	(17.2)%
Mortgage banking income, net	2,288	1,196	1,092	91.3%
Gain on sale of SBA loans	-	136	(136)	100.0%
Other	79	75	4	5.3%
Total noninterest income	$2,815	$1,948	$867	44.5%

The increase in noninterest income of $867,000 for the three months ended June 30, 2020, was the result of the following:

•	Decrease of $93,000 in service charges and fees due to lower transaction volumes during the quarter due the COVID-19 pandemic.
•	The $1,092,000 increase in mortgage banking income, net is a result of increased loan originations and sales compared to the prior year due to the low rate environment.
•	The Company made the decision not to sell any SBA loan guarantee strips during the second quarter of 2020, compared the recognition of $136,000 gain on sale during the same period in the prior year.

	For the Six Months Ended
	June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Service charges and fees	$966	$999	$(33)	(3.3)%
Mortgage banking income, net	3,658	1,982	1,676	84.6%
Gain on sale of investment securities	12	101	(89)	(88.1)%
Gain on sale of SBA loans	86	228	(142)	(62.3)%
Other	153	156	(3)	(1.9)%
Total noninterest income	$4,875	$3,466	$1,409	40.7%

The increase in noninterest income of $1,409,000 for the six months ended June 30, 2020, was the result of the following:

•	The $1,676,000 increase in mortgage banking income, net is a result of increased loan originations and sales compared to the prior year due to the low rate environment
•	The Company sold approximately $7.9 million and $6.5 million in securities resulting in a gain of $12,000 in 2020 and $101,000 in 2019.
•	The Company made the decision not to sell any SBA loan guarantee strips during the second quarter of 2020 which resulted in the recognition of $86,000 for the six months ended June 30, 2020, compared to the recognition of $228,000 gain on sale during the same period in the prior year.

Noninterest expense

	For the Three Months Ended
	June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Salaries and benefits	$2,612	$3,701	$(1,089)	(29.4)%
Occupancy	313	323	(10)	(3.1)%
Equipment	214	210	4	1.9%
Supplies	53	42	11	26.2%
Professional and outside services	725	754	(29)	(3.8)%
Advertising and marketing	93	64	29	45.3%
Foreclosed assets, net	(156)	5	(161)	(3220.0)%
FDIC insurance premium	60	68	(8)	(11.8)%
Other operating expense	545	516	29	5.6%
Total noninterest expense	$4,459	$5,683	$(1,224)	(21.5)%

The decrease in noninterest expense of $1,224,000 for the three months ended June 30, 2020, was the result of the following:

•	The decrease in salaries and benefits was primarily driven by the deferral of $1,052,000 in salary and benefits costs associated with the origination of over 1,500 PPP loans during the quarter, which was partially offset by increased salaries and benefits cost due to increased employee levels to support PPP originations. The deferred costs will be recognized over the life of the PPP loans as a component of interest income along with the origination fees. This level of deferred costs is not expected to be recognized in future quarters and the recognition of the deferred costs and fees will accelerate as PPP loans are forgiven or repaid.
•	The decrease in foreclosed assets, net expense was the result of the sale of two foreclosed properties resulting in a gain of $175,000.

	For the Six Months Ended
	June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Salaries and benefits	$5,635	$6,637	$(1,002)	(15.1)%
Commissions	639	672	(33)	(4.9)%
Occupancy	414	436	(22)	(5.0)%
Supplies	91	83	8	9.6%
Professional and outside services	1,440	1,563	(123)	(7.9)%
Advertising and marketing	171	122	49	40.2%
Foreclosed assets, net	(156)	7	(163)	(2328.6)%
FDIC insurance premium	120	158	(38)	(24.1)%
Other operating expense	1,054	1,004	50	5.0%
Total noninterest expense	$9,408	$10,682	$(1,274)	(11.9)%

The decrease in noninterest expense of $1,274,000 for the six months ended June 30, 2020, was the result of the following:

•	The decrease in salaries and benefits was primarily driven by the deferral of $1,052,000 in salary and benefits costs associated with the origination of over 1,500 PPP loans during the quarter ended June 30, 2020, which was partially offset by increased salaries and benefits cost due to increased employee levels to support PPP originations. The deferred costs will be recognized over the life of the PPP loans as a component of interest income along with the origination fees. This level of deferred costs is not expected to be recognized in future quarters and the recognition of the deferred costs and fees will accelerate as PPP loans are forgiven or repaid.

•	The decrease in foreclosed assets, net expense was the result of the sale of two foreclosed properties resulting in a gain of $175,000.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent difference and available tax credits. Income tax expense for the three and six months ended June 30, 2020 was $665,000 and $905,000, respectively, resulting in an effective tax rate of 22.2% and 21.9%, respectively, compared to $180,000 and $356,000 or 22.0% and 19.8%, for the same periods in 2019. The increase in the effective tax rate was primarily related to a reduction in the tax credit received related to state taxes attributed to the Company and the mortgage banking segment. The Bank is not subject Virginia income taxes, and instead is subject to a franchise tax based on bank capital.

Balance Sheet Analysis

Investment securities

At June 30, 2020 and December 31, 2019, all of our investment securities were classified as available for sale.

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

Approximately 58% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. Approximately 5% of the loan portfolio consists of rehabilitated student loans purchased by the Bank from 2014 to 2017 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 36% of all loans. Loans in this category are typically made to individuals and small and medium-sized businesses, and range between $250,000 and $2.5 million; however, the increase in the portfolio during the quarter was the result of the Company originating $184,478,000 in PPP loans during the quarter, which are 100% guaranteed by the SBA. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

Loans classified by type as of June 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

	June 30, 2020		December 31, 2019
	Amount	%	Amount	%
Construction and land development
Residential	$8,067	1.33%	$7,887	1.84%
Commercial	23,809	3.91%	24,063	5.60%
	31,876	5.24%	31,950	7.44%
Commercial real estate
Owner occupied	101,001	16.61%	98,353	22.91%
Non-owner occupied	119,998	19.74%	116,508	27.14%
Multifamily	9,880	1.63%	13,332	3.10%
Farmland	65	0.01%	156	0.04%
	230,944	37.99%	228,349	53.19%
Consumer real estate
Home equity lines	20,796	3.42%	21,509	5.01%
Secured by 1-4 family residential,
First deed of trust	57,055	9.38%	55,856	13.01%
Second deed of trust	11,012	1.81%	10,411	2.43%
	88,863	14.61%	87,776	20.45%
Commercial and industrial loans
(except those secured by real estate)	221,598	36.45%	45,074	10.50%
Guaranteed student loans	31,594	5.20%	33,525	7.81%
Consumer and other	3,118	0.51%	2,621	0.43%

Total loans	607,993	100.0%	429,295	99.8%
Deferred fees and costs, net	(4,305)		764
Less: allowance for loan losses	(3,759)		(3,186)

	$599,929		$426,873

The Bank had $184,478,000 in PPP loans as of June 30, 2020, which have provided essential funds to approximately 1,500 businesses and nonprofits and protected more than 20,000 jobs in our community. The processing fees earned on the PPP loans will help to support the Bank’s loan deferral program and potential credit losses associated with the COVID-19 pandemic. Below is a breakdown of PPP loans by loan size including SBA fees earned as of June 30, 2020 (dollars in thousands):

Loan Size	# of Loans	$ of Loans	$ SBA Fee
< $350,000	1,403	$93,581	$4,426
$350,000 - $2 million	94	67,795	1,853
> $2 million	6	23,102	184
Total	1,503	$184,478	$6,463

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

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	June 30,	December 31,	June 30,
	2020	2019	2019
Nonaccrual loans	$1,831	$1,868	$1,746
Foreclosed properties	336	526	526
Total nonperforming assets	$2,167	$2,394	$2,272

Restructured loans (not included in nonaccrual loans above)	$7,201	$7,059	$8,714

Loans past due 90 days and still accruing (1)	$2,341	$2,567	$4,259

Nonperforming assets to loans (2)	0.36%	0.56%	0.54%

Nonperforming assets to total assets	0.30%	0.44%	0.42%

Allowance for loan losses to nonaccrual loans	205.33%	170.57%	174.50%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.
(2) Loans are net of unearned income and deferred cost.

Nonperforming assets totaled $2,167,000 at June 30, 2020, compared to $2,394,000 at December 31, 2019. Nonperforming assets at June 30, 2020 consisted primarily of $1,831,000 in nonaccrual loans, compared to $1,868,000 at December 31, 2019.

The following table presents an analysis of the changes in nonperforming assets for the six months ended June 30, 2020 (in thousands):

	Nonaccrual	Foreclosed
	Loans	Properties	Total
Balance December 31, 2019	$1,868	$526	$2,394
Additions	1,034	-	1,034
Loans placed back on accrual	(910)	-	(910)
Transfers to OREO	-	-	-
Repayments	(22)	-	(22)
Charge-offs	(139)	(17)	(156)
Sales	-	(173)	(173)

Balance June 30, 2020	$1,831	$336	$2,167

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

Of the total nonaccrual loans of $1,831,000 at June 30, 2020 that were considered impaired, one loan totaling $169,000 had a specific allowances for loan losses totaling $16,000. This compares to $1,868,000 in nonaccrual loans at December 31, 2019 of which one loan totaling $135,000 had specific allowance for loan loss of $135,000. This loan was charged off during the six months ended June 30, 2020.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $90,000 and $120,000 for the six months ended June 30, 2020 and 2019, respectively.

Deposits

Deposits as of June 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

	June 30, 2020		December 31, 2019
	Amount	%	Amount	%
Demand accounts	212,434	36.6%	$131,228	29.6%
Interest checking accounts	56,448	9.7%	48,427	10.9%
Money market accounts	143,177	24.7%	99,955	22.6%
Savings accounts	31,618	5.5%	26,396	6.0%
Time deposits of $250,000 and over	20,680	3.6%	22,327	5.0%
Other time deposits	115,438	19.9%	114,875	25.9%

Total	$579,795	100.0%	$443,208	100.0%

Total deposits increased by $136,587,000, or 30.8%, from $443,208,000 at December 31, 2019 to $579,795,000 at June 30, 2020. Variances of note are as follows:

•	Noninterest bearing demand account balances increased $81,206,000 from December 31, 2019, and represented 36.6% of total deposits at June 30, 2020 compared to 29.6% as of December 31, 2019. The increase in noninterest bearing deposits for the six month period ended June 30, 2020 was a result of the Bank converting a significant portion of non-customer PPP loan applicants into customers during the three month period ended June 30, 2020.

•	Low cost relationship deposit accounts (i.e. interest bearing checking, money market, and savings) balances increased $56,465,000 from December 31, 2019, and represented 39.9% of total deposits at June 30, 2020 compared to 39.4% as of December 31, 2019. The increase was primarily a result of growth in accounts from accounts from non-customer PPP loan applicants and the migration of customer funds from time deposits.

•	Time deposits decreased by $1,084,000 from December 31, 2019, and represented 23.5% of total deposits at June 30, 2020 compared to 30.9% as of December 2019. The decrease in time deposits is a result of our continued focus on building low cost relationship deposits and working to improve our deposits mix and cost of funds. Wholesale time deposits were $22,732,000 as of June 30, 2020 compared to $1,494,000 as of December 31, 2019. The increase in wholesale time deposits was a result of the Bank bolstering its liquidity position early in the second quarter of 2020 to help support its participation in the PPP loan program, and meet other liquidity needs that might arise during the economic crisis.

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

Capital resources

Shareholders’ equity at June 30, 2020 was $46,617,000 compared to $42,914,000 at December 31, 2019. The $3.7 million increase in shareholders’ equity during the six months ended June 30, 2020 is primarily due to net income of $3,233,000.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2020	2019
Tier 1 capital
Total bank equity capital	$57,784	$53,768
Net unrealized (gain) loss on available-for-sale securities	(523)	(186)
Defined benefit postretirement plan	40	44
Dissallowed deferred tax asset	-	(759)
Total Tier 1 capital	57,301	52,867

Tier 2 capital
Allowance for loan losses	3,759	3,186
Tier 2 capital deduction	-	(1,400)
Total Tier 2 capital	3,759	1,786

Total risk-based capital	61,060	54,653

Risk-weighted assets	$445,685	$435,082

Average assets	$665,774	$545,567

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	8.61%	9.69%
Common equity tier 1 capital ratio (CET 1)	12.85%	12.15%
Tier 1 capital to risk-weighted assets	12.85%	12.15%
Total capital to risk-weighted assets	13.69%	12.56%
Equity to total assets	7.98%	10.00%

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

At June 30, 2020, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $72,739,000, or 10.1% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were no borrowings against the lines at June 30, 2020 and $5,317,000 borrowings against the line at December 31, 2019.

We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2020 was $5.3 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets.

We also have access to the Federal Reserve’s PPPLF, from which applications for borrowings can be made. The Federal Reserve requires that PPP loans be pledged to secure any advances from the PPPLF. The Company currently has $45,120,000 in borrowings against the PPPLF and an unused borrowing capacity of $139,358,000 based on unpledged PPP loans available to secure any future borrowings. The Company has access to this facility until September 30, 2020 at which time the Federal Reserve will no longer take requests for borrowings.

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At June 30, 2020, we had commitments to originate $144,754,000 of loans. Fixed commitments to incur capital expenditures were less than $100,000 at June 30, 2020. Certificates of deposit scheduled to mature in the 12-month period ending June 30, 2021 totaled $82,737,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2020. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Except as set forth above, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

10.1	Employment Agreement, dated July 28, 2020, by and between Village Bank and Trust Financial Corp. and James E. Hendricks, Jr. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on July 31, 2020).

10.2	Transition and Consulting Agreement, dated August 4, 2020, by and between Village Bank and Trust Financial Corp. and William G. Foster, Jr. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on August 10, 2020).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: August 14, 2020	By:	/s/ William G. Foster, Jr.
William G. Foster, Jr.
President and Chief Executive Officer

Date: August 14, 2020	By:	/s/ Donald M. Kaloski, Jr.
Donald M. Kaloski, Jr.
Executive Vice President and Chief Financial Officer