Form 10-Q
period 2020-09-30
Village Bank & Trust Financial Corp.
filed 2020-11-13
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

1,466,216 shares of common stock, $4.00 par value, outstanding as of November 5, 2020

Village Bank and Trust Financial Corp.

Form 10-Q

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
September 30, 2020 (Unaudited) and December 31, 2019*
(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$19,605	$19,967
Federal funds sold	18,482	-
Total cash and cash equivalents	38,087	19,967
Investment securities available for sale, at fair value	36,305	46,937
Restricted stock, at cost	2,482	2,035
Loans held for sale, at fair value	27,525	12,722
Loans
Outstandings	600,089	429,295
Allowance for loan losses	(4,050)	(3,186)
Deferred fees and costs, net	(3,606)	764
Total loans, net	592,433	426,873
Other real estate owned, net of valuation allowance	336	526
Assets held for sale, at fair value	-	514
Premises and equipment, net	11,711	12,036
Bank owned life insurance	7,756	7,612
Accrued interest receivable	4,880	2,597
Other assets	5,849	8,494

Total Assets	$727,364	$540,313

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$217,204	$131,228
Interest bearing	356,648	311,980
Total deposits	573,852	443,208
Federal Home Loan Bank advances	39,000	29,000
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,620	5,595
Other borrowings	45,120	5,317
Accrued interest payable	231	221
Other liabilities	5,902	5,294
Total liabilities	678,489	497,399

Shareholders' equity
Common stock, $4 par value, 10,000,000 shares authorized;
1,466,240 shares issued and outstanding at September 30, 2020 and 1,453,009 shares issued and outstanding at December 31, 2019	5,790	5,779
Additional paid-in capital	54,431	54,285
Accumulated deficit	(11,790)	(17,292)
Stock in directors rabbi trust	(771)	(856)
Directors deferred fees obligation	771	856
Accumulated other comprehensive income	444	142
Total shareholders' equity	48,875	42,914

Total liabilities and shareholders' equity	$727,364	$540,313

* Derived from audited consolidated financial statements

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income
Loans	$6,307	$5,594	$17,622	$16,515
Investment securities	230	284	740	848
Federal funds sold	3	132	55	227
Total interest income	6,540	6,010	18,417	17,590

Interest expense
Deposits	728	1,041	2,502	2,831
Borrowed funds	341	357	1,073	1,129
Total interest expense	1,069	1,398	3,575	3,960

Net interest income	5,471	4,612	14,842	13,630
Provision for loan losses	250	-	950	-
Net interest income after provision for loan losses	5,221	4,612	13,892	13,630

Noninterest income
Service charges and fees	535	557	1,502	1,556
Mortgage banking income, net	2,859	1,784	6,517	3,767
Gain on sale of asset held for sale	1	-	1	-
Gain on sale of investment securities	-	-	12	101
Gain on sale of Small Business Administration loans	-	18	86	246
Other	86	107	238	262
Total noninterest income	3,481	2,466	8,356	5,932

Noninterest expense
Salaries and benefits	3,644	2,841	9,278	9,478
Occupancy	326	338	965	1,010
Equipment	225	208	640	644
Supplies	50	73	141	156
Professional and outside services	835	735	2,276	2,298
Advertising and marketing	90	82	261	204
Foreclosed assets, net	4	6	(152)	13
FDIC insurance premium	47	-	167	158
Other operating expense	534	605	1,588	1,609
Total noninterest expense	5,755	4,888	15,164	15,570

Income before income tax expense	2,947	2,190	7,084	3,992
Income tax expense	678	463	1,582	819

Net income	$2,269	$1,727	$5,502	$3,173

Earnings per share, basic	$1.55	$1.19	$3.78	$2.20
Earnings per share, diluted	$1.55	$1.19	$3.78	$2.20

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income
Three and Nine Months ended September 30, 2020 and 2019
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$2,269	$1,727	$5,502	$3,173
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	(52)	109	386	1,124
Tax effect	(11)	23	81	236
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	(41)	86	305	888

Reclassification adjustment
Reclassification adjustment for gains realized in income	-	-	(12)	(101)
Tax effect	-	-	3	21
Reclassification for gains included in net income, net of tax	-	-	(9)	(80)

Minimum pension adjustment	3	3	9	9
Tax effect	1	1	3	3
Minimum pension adjustment, net of tax	2	2	6	6

Total other comprehensive income (loss)	(39)	88	302	814

Total comprehensive income	$2,230	$1,815	$5,804	$3,987

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Shareholders' Equity

Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2020
						Directors	Accumulated
		Additional		Common	Stock in	Deferred	Other
	Common	Paid-in	Accumulated	Stock	Directors	Fees	Comprehensive
	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Income	Total
Balance, June 30, 2020	$5,779	$54,414	$(14,059)	$-	$(771)	$771	$483	$46,617

Vesting of restricted stock	11	(11)	-	-	-	-	-	-
Stock based compensation	-	28	-	-	-	-	-	28
Net income	-	-	2,269	-	-	-	-	2,269
Other comprehensive loss	-	-	-	-	-	-	(39)	(39)
Balance, September 30, 2020	$5,790	$54,431	$(11,790)	$-	$(771)	$771	$444	$48,875

	Nine Months Ended September 30, 2020
						Directors	Accumulated
		Additional		Common	Stock in	Deferred	Other
	Common	Paid-in	Accumulated	Stock	Directors	Fees	Comprehensive
	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Income	Total
Balance, December 31, 2019	$5,779	$54,285	$(17,292)	$-	$(856)	$856	$142	$42,914

Vesting of restricted stock	11	(11)	-	-	85	(85)	-	-
Stock based compensation	-	157	-	-	-	-	-	157
Net income	-	-	5,502	-	-	-	-	5,502
Other comprehensive income	-	-	-	-	-	-	302	302
Balance, September 30, 2020	$5,790	$54,431	$(11,790)	$-	$(771)	$771	$444	$48,875

	Three Months Ended September 30, 2019
						Directors	Accumulated
		Additional		Common	Stock in	Deferred	Other
	Common	Paid-in	Accumulated	Stock	Directors	Fees	Comprehensive
	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Loss	Total
Balance, June 30, 2019	$5,779	$54,246	$(20,323)	$-	$(856)	$856	$(23)	$39,679

Stock based compensation	-	22	-	-	-	-	-	22
Net income	-	-	1,727	-	-	-	-	1,727
Other comprehensive income	-	-	-	-	-	-	88	88
Balance, September 30, 2019	$5,779	$54,268	$(18,596)	$-	$(856)	$856	$65	$41,516

	Nine Months Ended September 30, 2019
						Directors	Accumulated
		Additional		Common	Stock in	Deferred	Other
	Common	Paid-in	Accumulated	Stock	Directors	Fees	Comprehensive
	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Loss	Total
Balance, December 31, 2018	$5,707	$53,212	$(21,769)	$732	$(883)	$883	$(749)	$37,133

Restricted stock redemption	-	-	-	-	27	(27)	-	-
Vesting of restricted stock	72	(72)	-	-	-	-	-	-
Stock based compensation	-	396	-	-	-	-	-	396
Expiration of common stock warrant	-	732	-	(732)	-	-	-	-
Net income	-	-	3,173	-	-	-	-	3,173
Other comprehensive income	-	-	-	-	-	-	814	814
Balance, September 30, 2019	$5,779	$54,268	$(18,596)	$-	$(856)	$856	$65	$41,516

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2020 and 2019
(Unaudited)
(in thousands)

	2020	2019
Cash Flows from Operating Activities
Net income	$5,502	$3,173
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	442	491
Amortization of debt issuance costs	25	24
Deferred income taxes	905	819
Provision for loan losses	950	-
Write-down of other real estate owned	16	-
Gain on sale of investment securities	(12)	(101)
Gain on sales of loans held for sale	(6,517)	(4,605)
Gain on sale of assets held for sale	(1)	-
Gain on sale of other real estate owned	(175)	-
Stock compensation expense	157	396
Proceeds from sale of mortgage loans	247,205	149,905
Origination of mortgage loans held for sale	(255,491)	(153,675)
Amortization of premiums and accretion of discounts on securities, net	159	137
Increase in bank owned life insurance	(144)	(126)
Net change in:
Interest receivable	(2,283)	32
Other assets	1,669	(945)
Interest payable	10	2
Other liabilities	608	2,262
Net cash used in operating activities	(6,975)	(2,211)

Cash Flows from Investing Activities
Purchases of available for sale securities	(3,387)	(10,875)
Proceeds from the sale of available for sale securities	7,936	6,491
Proceeds from the sale of assets held for sale	515	-
Proceeds from maturities, calls and paydowns of available for sale securities	6,309	3,593
Net increase in loans	(166,510)	(8,308)
Proceeds from sale of other real estate owned	349	-
Purchases of premises and equipment, net	(117)	(133)
Purchase of restricted stock	(447)	(34)
Net cash used in investing activities	(155,352)	(9,266)

Cash Flows from Financing Activities
Net increase in deposits	130,644	38,392
Net increase in Federal Home Loan Bank advances	10,000	-
Net increase in other borrowings	39,803	-
Net cash provided by financing activities	180,447	38,392

Net increase in cash and cash equivalents	18,120	26,915
Cash and cash equivalents, beginning of period	19,967	19,543

Cash and cash equivalents, end of period	$38,087	$46,458

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$3,565	$3,958
Supplemental Schedule of Non-Cash Activities
Unrealized gains on securities available for sale	$373	$1,023
Right of use assets obtained in exchange for new operating lease liabilities	$-	$1,405
Minimum pension adjustment	$9	$9

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

Note 1 - Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary, Village Bank Mortgage Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”).

Note 2 - Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and statements of income for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses and its related provision including impaired loans and troubled debt restructurings (“TDRs”).

Note 3 - Earnings per common share

The following table presents the basic and diluted earnings per common share computation (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator
Net income - basic and diluted	$2,269	$1,727	$5,502	$3,173

Denominator
Weighted average shares outstanding - basic	1,462	1,451	1,456	1,442
Dilutive effect of common stock options	-	-	-	-

Weighted average shares outstanding - diluted	$1,462	$1,451	$1,456	$1,442

Earnings per share - basic	$1.55	$1.19	$3.78	$2.20
Earnings per share - diluted	$1.55	$1.19	$3.78	$2.20

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

At September 30, 2020 the vesting of 6,573 of the unvested restricted units included in Note 10 “Stock incentive plan” was dependent upon meeting certain performance criteria. As of September 30, 2020, it was indeterminable whether these unvested restricted units would vest and as such the underlying shares were excluded from common shares issued and outstanding at such date and were not included in the computation of earnings per share for such period.

As a result of the Company’s largest shareholder’s ownership exceeding 50% during the second quarter of 2019, all non-vested restricted stock awards and units outstanding at that time vested during that period.

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 629 and 593 shares were not included in computing diluted earnings per share for the three and nine months ended September 30, 2020, respectively, and stock options for 550 and 563 shares were not included in computing diluted earnings per share for the three and nine months ended September 30, 2019, respectively, because their effects were anti-dilutive. Additionally, the impact of the warrant to acquire shares of the Company’s common stock in connection with the Company’s participation in the Troubled Asset Relief Program is not included for the period ended September 30, 2019, as the warrant expired on May 1, 2019.

Note 4 – Investment securities available for sale

The amortized cost and fair value of investment securities available for sale as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2020
U.S. Government agency obligations	$10,354	$125	$-	$10,479
Mortgage-backed securities	17,338	670	(28)	17,980
Subordinated debt	8,003	29	(186)	7,846

	$35,695	$824	$(214)	$36,305

December 31, 2019
U.S. Government agency obligations	$14,797	$57	$(9)	$14,845
Mortgage-backed securities	25,124	204	(26)	25,302
Subordinated debt	6,779	91	(80)	6,790

	$46,700	$352	$(115)	$46,937

At September 30, 2020 and December 31, 2019, the Company had no investment securities pledged to secure borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”).

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the periods indicated (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Gross realized gains	$-	$-	$39	$101
Gross realized losses	-	-	(27)	-

	$-	$-	$12	$101

The Company sold approximately $7,900,000 and $6,500,000 in the nine months ended September 30, 2020 and 2019, respectively, of investment securities available for sale at a net gain of $12,000 in 2020 and $101,000 in 2019. The sales of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity.

Investment securities available for sale that have an unrealized loss position at September 30, 2020 and December 31, 2019 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2020
Mortgage-backed securities	2,073	(28)	-	-	2,073	(28)
Subordinated debt	5,166	(81)	901	(105)	6,067	(186)

	$7,239	$(109)	$901	$(105)	$8,140	$(214)

December 31, 2019
U.S. Government agency obligations	$2,001	$(1)	$5,368	$(8)	$7,369	$(9)
Mortgage-backed securities	2,747	(26)	-	-	2,747	(26)
Subordinated debt	759	(6)	940	(74)	1,699	(80)

	$5,507	$(33)	$6,308	$(82)	$11,815	$(115)

As of September 30, 2020, there were eleven investments available for sale totaling $7,239,000 that were in a continuous loss position for less than twelve months and had an unrealized loss of $109,000. There were two investments available for sale totaling $901,000 that had been in a continuous loss position for more than 12 months and had an unrealized loss of $105,000.

All of the unrealized losses are attributable to movements in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2020.

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2020, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Less than one year	$8,213	$8,277
One to five years	359	365
Five to ten years	9,925	9,822
More than ten years	17,198	17,841

Total	$35,695	$36,305

Note 5 – Loans and allowance for loan losses

Loans classified by type as of September 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

	September 30, 2020		December 31, 2019
	Amount	%	Amount	%
Construction and land development
Residential	$7,723	1.29%	$7,887	1.84%
Commercial	25,614	4.27%	24,063	5.60%
	33,337	5.56%	31,950	7.44%
Commercial real estate
Owner occupied	97,467	16.24%	98,353	22.91%
Non-owner occupied	116,863	19.47%	116,508	27.14%
Multifamily	10,155	1.69%	13,332	3.10%
Farmland	378	0.06%	156	0.04%
	224,863	37.46%	228,349	53.19%
Consumer real estate
Home equity lines	19,307	3.22%	21,509	5.01%
Secured by 1-4 family residential,
First deed of trust	55,070	9.18%	55,856	13.01%
Second deed of trust	11,389	1.90%	10,411	2.43%
	85,766	14.30%	87,776	20.45%
Commercial and industrial loans (except those secured by real estate)	222,469	37.07%	45,074	10.50%
Guaranteed student loans	30,656	5.11%	33,525	7.81%
Consumer and other	2,998	0.50%	2,621	0.61%

Total loans	600,089	100.0%	429,295	100.0%
Deferred fees and costs, net	(3,606)		764
Less: allowance for loan losses	(4,050)		(3,186)

	$592,433		$426,873

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

The Bank had originated $185,137,000 in loans through the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) as of September 30, 2020, which have provided essential funds to approximately 1,500 businesses and nonprofits and protected more than 20,000 jobs in our community. The processing fees earned on the PPP loans will help to support the Bank’s loan deferral program and potential credit losses associated with the COVID-19 pandemic. Below is a breakdown of PPP loans by loan size including SBA fees expected to be earned as of September 30, 2020 (dollars in thousands):

Loan Size	# of Loans	$ of Loans	$ SBA Fee
< $350,000	1,426	$94,240	$4,547
$350,000 - $2 million	94	67,795	1,853
> $2 million	6	23,102	184
Total	1,526	$185,137	$6,584

Loans pledged as collateral with the FHLB as part of their lending arrangement with the Company totaled $57,423,000 and $49,736,000 as of September 30, 2020 and December 31, 2019, respectively.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (in thousands):

	September 30,	December 31,
	2020	2019
Commercial real estate
Owner occupied	$307	$497
	307	497
Consumer real estate
Home equity lines	300	300
Secured by 1-4 family residential
First deed of trust	949	842
Second deed of trust	473	63
	1,722	1,205
Commercial and industrial loans (except those secured by real estate)	197	166

Total loans	$2,226	$1,868

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;

•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;

•	Risk rated 6 loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; and

•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
September 30, 2020
Construction and land development
Residential	$7,723	$-	$-	$-	$7,723
Commercial	25,226	99	289	-	25,614
	32,949	99	289	-	33,337
Commercial real estate
Owner occupied	85,290	9,535	2,642	-	97,467
Non-owner occupied	116,157	226	480	-	116,863
Multifamily	10,155	-	-	-	10,155
Farmland	378	-	-	-	378
	211,980	9,761	3,122	-	224,863
Consumer real estate
Home equity lines	17,546	1,461	300	-	19,307
Secured by 1-4 family residential
First deed of trust	52,878	874	1,318	-	55,070
Second deed of trust	10,310	893	186	-	11,389
	80,734	3,228	1,804	-	85,766
Commercial and industrial loans
(except those secured by real estate)	221,207	799	463	-	222,469
Guaranteed student loans	30,656	-	-	-	30,656
Consumer and other	2,955	43	-	-	2,998

Total loans	$580,481	$13,930	$5,678	$-	$600,089

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
December 31, 2019
Construction and land development
Residential	$7,887	$-	$-	$-	$7,887
Commercial	23,758	-	305	-	24,063
	31,645	-	305	-	31,950
Commercial real estate
Owner occupied	90,146	8,072	135	-	98,353
Non-owner occupied	115,781	230	497	-	116,508
Multifamily	13,186	146	-	-	13,332
Farmland	71	85	-	-	156
	219,184	8,533	632	-	228,349
Consumer real estate
Home equity lines	20,486	723	300	-	21,509
Secured by 1-4 family residential
First deed of trust	53,200	1,660	996	-	55,856
Second deed of trust	10,130	167	114	-	10,411
	83,816	2,550	1,410	-	87,776
Commercial and industrial loans
(except those secured by real estate)	41,837	2,891	346	-	45,074
Guaranteed student loans	33,525	-	-	-	33,525
Consumer and other	2,621	-	-	-	2,621

Total loans	$412,628	$13,974	$2,693	$-	$429,295

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
September 30, 2020
Construction and land development
Residential	$-	$-	$-	$-	$7,723	$7,723	$-
Commercial	-	-	-	-	25,614	25,614	-
	-	-	-	-	33,337	33,337	-
Commercial real estate
Owner occupied	-	-	-	-	97,467	97,467	-
Non-owner occupied	-	-	-	-	116,863	116,863	-
Multifamily	-	-	-	-	10,155	10,155	-
Farmland	-	-	-	-	378	378	-
	-	-	-	-	224,863	224,863	-
Consumer real estate
Home equity lines	193	-	-	193	19,114	19,307	-
Secured by 1-4 family residential
First deed of trust	-	135	-	135	54,935	55,070	-
Second deed of trust	57	-	-	57	11,332	11,389	-
	250	135	-	385	85,381	85,766	-
Commercial and industrial loans
(except those secured by real estate)	-	-	-	-	222,469	222,469	-
Guaranteed student loans	1,200	661	1,674	3,535	27,121	30,656	1,674
Consumer and other	-	-	-	-	2,998	2,998	-

Total loans	$1,450	$796	$1,674	$3,920	$596,169	$600,089	$1,674

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2019
Construction and land development
Residential	$-	$-	$-	$-	$7,887	$7,887	$-
Commercial	-	-	-	-	24,063	24,063	-
	-	-	-	-	31,950	31,950	-
Commercial real estate
Owner occupied	701	-	-	701	97,652	98,353	-
Non-owner occupied	-	-	-	-	116,508	116,508	-
Multifamily	-	-	-	-	13,332	13,332	-
Farmland	-	-	-	-	156	156	-
	701	-	-	701	227,648	228,349	-
Consumer real estate
Home equity lines	52	-	-	52	21,457	21,509	-
Secured by 1-4 family residential
First deed of trust	290	-	-	290	55,566	55,856	-
Second deed of trust	133	-	-	133	10,278	10,411	-
	475	-	-	475	87,301	87,776	-
Commercial and industrial loans
(except those secured by real estate)	773	-	-	773	44,301	45,074	-
Guaranteed student loans	1,694	1,309	2,567	5,570	27,955	33,525	2,567
Consumer and other	4	-	-	4	2,617	2,621	-

Total loans	$3,647	$1,309	$2,567	$7,523	$421,772	$429,295	$2,567

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

Impaired loans are set forth in the following table as of the dates indicated (in thousands):

	September 30, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$289	$289	$-	$337	$337	$-
	289	289	-	337	337	-
Commercial real estate
Owner occupied	3,121	3,136	-	2,089	2,104	-
Non-owner occupied	1,691	1,691	-	2,304	2,304	-
	4,812	4,827	-	4,393	4,408	-
Consumer real estate
Home equity lines	300	300	-	300	300	-
Secured by 1-4 family residential
First deed of trust	2,096	2,118	-	1,752	1,774	-
Second deed of trust	714	922	-	752	960	-
	3,110	3,340	-	2,804	3,034	-
Commercial and industrial loans
(except those secured by real estate)	148	148	-	211	373	-
	8,359	8,604	-	7,745	8,152	-

With an allowance recorded
Commercial real estate
Owner occupied	1,125	1,125	3	1,414	1,414	15
	1,125	1,125	3	1,414	1,414	15
Consumer real estate
Secured by 1-4 family residential
First deed of trust	75	75	8	78	78	9
Second deed of trust	103	103	77	-	-	-
	178	178	85	78	78	9
Commercial and industrial loans
(except those secured by real estate)	169	331	16	135	334	135
	1,472	1,634	104	1,627	1,826	159

Total
Construction and land development
Commercial	289	289	-	337	337	-
	289	289	-	337	337	-
Commercial real estate
Owner occupied	4,246	4,261	3	3,503	3,518	15
Non-owner occupied	1,691	1,691	-	2,304	2,304	-
	5,937	5,952	3	5,807	5,822	15
Consumer real estate
Home equity lines	300	300	-	300	300	-
Secured by 1-4 family residential,
First deed of trust	2,171	2,193	8	1,830	1,852	9
Second deed of trust	817	1,025	77	752	960	-
	3,288	3,518	85	2,882	3,112	9
Commercial and industrial loans
(except those secured by real estate)	317	479	16	346	707	135
	$9,831	$10,238	$104	$9,372	$9,978	$159

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30, 2020		Ended September 30, 2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Commercial	$294	$-	$305	$-
	294	-	305	-
Commercial real estate
Owner occupied	3,325	-	3,016	68
Non-owner occupied	1,976	-	2,058	37
	5,301	-	5,074	105
Consumer real estate
Home equity lines	300	-	300	8
Secured by 1-4 family residential
First deed of trust	2,113	-	2,023	33
Second deed of trust	836	-	796	24
	3,249	-	3,119	65
Commercial and industrial loans
(except those secured by real estate)	155	-	168	-
	8,999	-	8,666	170

With an allowance recorded
Commercial real estate
Owner occupied	843	14	985	14
	843	14	985	14
Consumer real estate
Secured by 1-4 family residential
First deed of trust	76	-	77	2
Second deed of trust	103	-	45	-
	179	-	122	2
Commercial and industrial loans
(except those secured by real estate)	56	-	163	6
Consumer and other	116	-	-	-
	1,194	14	1,270	22

Total
Construction and land development
Commercial	294	-	305	-
	294	-	305	-
Commercial real estate
Owner occupied	4,168	14	4,001	82
Non-owner occupied	1,976	-	2,058	37
	6,144	14	6,059	119
Consumer real estate
Home equity lines	300	-	300	8
Secured by 1-4 family residential,
First deed of trust	2,189	-	2,100	35
Second deed of trust	939	-	841	24
	3,428	-	3,241	67
Commercial and industrial loans
(except those secured by real estate)	211	-	331	6
Consumer and other	116	-	-	-
	$10,193	$14	$9,936	$192

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

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
September 30, 2020
Commercial real estate
Owner occupied	$3,731	$3,424	$307	$4
Non-owner occupied	1,691	1,691	-	-
	5,422	5,115	307	4
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,613	901	712	8
Second deeds of trust	630	568	62	-
	2,243	1,469	774	8
Commercial and industrial loans
(except those secured by real estate)	197	-	197	16
	$7,862	$6,584	$1,278	$28

Number of loans	37	26	11	3

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2019
Commercial real estate
Owner occupied	$3,502	$3,502	$-	$15
Non-owner occupied	2,304	1,807	497	-
	5,806	5,309	497	15
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,641	881	760	9
Second deeds of trust	752	689	63	-
	2,393	1,570	823	9
Commercial and industrial loans
(except those secured by real estate)	211	180	31	-
	$8,410	$7,059	$1,351	$24

Number of loans	38	29	9	3

The following table provides information about TDRs identified during the indicated periods (dollars in thousands).

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance
Commercial real estate
Owner occupied	1	$311	$311	-	$-	$-
Non-owner occupied	-	-	-	1	515	515
	1	$311	$311	1	$515	$515

There were no TDR’s identified during the three months ended September 30, 2020 and 2019.

There were no defaults on TDRs that were modified as TDRs during the prior twelve month period ended September 30, 2020 and 2019.

Activity in the allowance for loan losses is as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Three Months Ended September 30, 2020
Construction and land development
Residential	$213	$(23)	$-	$14	$204
Commercial	295	23	-	-	318
	508	-	-	14	522
Commercial real estate
Owner occupied	904	118	-	-	1,022
Non-owner occupied	1,202	171	-	-	1,373
Multifamily	47	1	-	-	48
Farmland	-	2	-	-	2
	2,153	292	-	-	2,445
Consumer real estate
Home equity lines	40	(30)	-	-	10
Secured by 1-4 family residential
First deed of trust	166	(7)	-	1	160
Second deed of trust	75	38	-	44	157
	281	1	-	45	327
Commercial and industrial loans
(except those secured by real estate)	317	27	-	4	348
Student loans	101	6	(10)	-	97
Consumer and other	40	10	(13)	1	38
Unallocated	359	(86)	-	-	273

	$3,759	$250	$(23)	$64	$4,050

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Three Months Ended September 30, 2019
Construction and land development
Residential	$31	$16	$-	$-	$47
Commercial	159	2	-	-	161
	190	18	-	-	208
Commercial real estate
Owner occupied	659	4	-	-	663
Non-owner occupied	747	27	-	-	774
Multifamily	85	5	-	-	90
Farmland	2	-	-	-	2
	1,493	36	-	-	1,529
Consumer real estate
Home equity lines	233	(13)	-	-	220
Secured by 1-4 family residential
First deed of trust	367	(1)	-	3	369
Second deed of trust	60	(47)	-	55	68
	660	(61)	-	58	657
Commercial and industrial loans
(except those secured by real estate)	385	(19)	-	6	372
Student loans	109	21	(23)	-	107
Consumer and other	34	(9)	(7)	20	38
Unallocated	176	14	-	-	190

	$3,047	$-	$(30)	$84	$3,101

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Nine Months Ended September 30, 2020
Construction and land development
Residential	$48	$139	$-	$17	$204
Commercial	137	181	-	-	318
	185	320	-	17	522
Commercial real estate
Owner occupied	671	351	-	-	1,022
Non-owner occupied	831	542	-	-	1,373
Multifamily	85	(37)	-	-	48
Farmland	2	-	-	-	2
	1,589	856	-	-	2,445
Consumer real estate
Home equity lines	271	(261)	-	-	10
Secured by 1-4 family residential
First deed of trust	343	(188)	-	5	160
Second deed of trust	64	42	-	51	157
	678	(407)	-	56	327
Commercial and industrial loans
(except those secured by real estate)	572	(114)	(135)	25	348
Student loans	108	25	(36)	-	97
Consumer and other	30	21	(17)	4	38
Unallocated	24	249	-	-	273

	$3,186	$950	$(188)	$102	$4,050

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Nine Months Ended September 30, 2019
Construction and land development
Residential	$42	$(2)	$-	$7	$47
Commercial	220	(61)	-	2	161
	262	(63)	-	9	208
Commercial real estate
Owner occupied	673	(10)	-	-	663
Non-owner occupied	673	101	-	-	774
Multifamily	87	3	-	-	90
Farmland	2	-	-	-	2
	1,435	94	-	-	1,529
Consumer real estate
Home equity lines	244	(36)	-	12	220
Secured by 1-4 family residential
First deed of trust	385	(24)	-	8	369
Second deed of trust	51	(48)	-	65	68
	680	(108)	-	85	657
Commercial and industrial loans (except those secured by real estate)	308	41	(15)	38	372
Student loans	121	63	(77)	-	107
Consumer and other	34	(6)	(13)	23	38
Unallocated	211	(21)	-	-	190

	$3,051	$-	$(105)	$155	$3,101

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2019
Construction and land development
Residential	$42	$(1)	$-	$7	$48
Commercial	220	(85)	-	2	137
	262	(86)	-	9	185
Commercial real estate
Owner occupied	673	(2)	-	-	671
Non-owner occupied	673	158	-	-	831
Multifamily	87	(2)	-	-	85
Farmland	2	-	-	-	2
	1,435	154	-	-	1,589
Consumer real estate
Home equity lines	244	50	(35)	12	271
Secured by 1-4 family residential
First deed of trust	385	(56)	-	14	343
Second deed of trust	51	(56)	-	69	64
	680	(62)	(35)	95	678
Commercial and industrial loans (except those secured by real estate)	308	239	(64)	89	572
Student loans	121	80	(93)	-	108
Consumer and other	34	(3)	(26)	25	30
Unallocated	211	(187)	-	-	24

	$3,051	$135	$(218)	$218	$3,186

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

The Company recorded a provision for loan losses of $950,000 for the nine month period ended September 30, 2020. The provision for loan losses was driven primarily by an increase in the qualitative factors as a result of the continued economic uncertainty surrounding COVID-19. The increase in the qualitative factors due to COVID-19 were a result of deterioration in local economic factors such as the higher levels of unemployment and the increased credit risk due to loan payment deferrals under the CARES Act. The Company believes the current level of allowance for loan loss reserves are adequate to cover anticipated losses. However, the full economic impact of the COVID-19 pandemic is currently unknown and the Company will continue to monitor our loan portfolio for loss indicators which may have the potential for further provisions for loan losses through 2020 and beyond. The Company recorded a provision for loan losses of $135,000 for the year ended December 31, 2019 because of an increase in the specific reserves associated with a relationship evaluated individually for impairment. The Company did not record a provision for loan losses for the nine month period ended September 30, 2019 because of minimal net charge-offs, no significant changes in qualitative factors and stable asset quality.

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in calculation of the allowance. The allowance for loan losses included an unallocated portion of approximately $273,000, $24,000, and $190,000 at September 30, 2020, December 31, 2019, and September 30, 2019, respectively.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Nine Months Ended September 30, 2020
Construction and land development
Residential	$204	$-	$204	$7,723	$-	$7,723
Commercial	318	-	318	25,614	289	25,325
	522	-	522	33,337	289	33,048
Commercial real estate
Owner occupied	1,022	3	1,019	97,467	4,246	93,221
Non-owner occupied	1,373	-	1,373	116,863	1,691	115,172
Multifamily	48	-	48	10,155	-	10,155
Farmland	2	-	2	378	-	378
	2,445	3	2,442	224,863	5,937	218,926
Consumer real estate
Home equity lines	10	-	10	19,307	300	19,007
Secured by 1-4 family residential
First deed of trust	160	8	152	55,070	2,171	52,899
Second deed of trust	157	77	80	11,389	817	10,572
	327	85	242	85,766	3,288	82,478
Commercial and industrial loans (except those secured by real estate)	348	16	332	222,469	317	222,152
Student loans	97	-	97	30,656	-	30,656
Consumer and other	311	-	311	2,998	-	2,998

	$4,050	$104	$3,946	$600,089	$9,831	$590,258

Year Ended December 31, 2019
Construction and land development
Residential	$48	$-	$48	$7,887	$-	$7,887
Commercial	137	-	137	24,063	337	23,726
	185	-	185	31,950	337	31,613
Commercial real estate
Owner occupied	671	15	656	98,353	3,503	94,850
Non-owner occupied	831	-	831	116,508	2,304	114,204
Multifamily	85	-	85	13,332	-	13,332
Farmland	2	-	2	156	-	156
	1,589	15	1,574	228,349	5,807	222,542
Consumer real estate
Home equity lines	271	-	271	21,509	300	21,209
Secured by 1-4 family residential
First deed of trust	343	9	334	55,856	1,830	54,026
Second deed of trust	64	-	64	10,411	752	9,659
	678	9	669	87,776	2,882	84,894
Commercial and industrial loans (except those secured by real estate)	572	135	437	45,074	346	44,728
Student loans	108	-	108	33,525	-	33,525
Consumer and other	54	-	54	2,621	-	2,621

	$3,186	$159	$3,027	$429,295	$9,372	$419,923

Note 6 – Deposits

Deposits as of September 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

	September 30, 2020		December 31, 2019
	Amount	%	Amount	%

Demand accounts	$217,204	37.9%	$131,228	29.6%
Interest checking accounts	59,711	10.4%	48,427	10.9%
Money market accounts	147,467	25.7%	99,955	22.6%
Savings accounts	33,733	5.9%	26,396	6.0%
Time deposits of $250,000 and over	16,315	2.8%	22,327	5.0%
Other time deposits	99,422	17.3%	114,875	25.9%

Total	$573,852	100.0%	$443,208	100.0%

Note 7 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $2,141,000 in FHLB stock at September 30, 2020 and $1,694,000 at December 31, 2019, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of commercial, 1-4 family residential loans and investment securities. The Company had FHLB advances of $39,000,000 and $29,000,000 at September 30, 2020 and December 31, 2019, respectively, maturing through 2023.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The carrying value of these short term borrowing agreements was $5,317,000 at December 31, 2019. There were no borrowings against the lines at September 30, 2020.

We also have access to the Paycheck Protection Program Liquidity Facility (“PPPLF”) of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), from which applications for borrowings can be made. The Federal Reserve requires that PPP loans be pledged to secure any advances from the PPPLF. The Company currently has $45,120,000 in borrowings against the PPPLF and an unused borrowing capacity of $140,017,000 based on unpledged PPP loans available to secure any future borrowings. The Company has access to this facility until December 31, 2020 at which time the Federal Reserve will no longer take requests for borrowings.

The Company’s unused lines of credit for future borrowings total approximately $48.4 million at September 30, 2020, which consists of $5.6 million available from the FHLB, $10 million on revolving bank line of credit, $7.8 million under secured federal funds agreements with third party financial institutions, and $25 million in repurchase lines of credit with third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank of Richmond or the FHLB above the current lendable collateral value.

Note 8 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at September 30, 2020 was 2.39%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at September 30, 2020 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at September 30, 2020 was 1.64%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at September 30, 2020 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 9 – Subordinated Debt

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrue interest at a fixed rate of 6.50% for the first five years until March 31, 2023; thereafter, the subordinated notes will accrue interest at an annual floating rate equal to three-month LIBOR plus a spread of 3.73% until maturity or early redemption. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. The carrying value of the notes totaled $5,620,000 and $5,595,000 at September 30, 2020 and December 31, 2019, respectively.

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

During the third quarter of 2020, we granted certain officers 12,744 time-based restricted shares of common stock with a weighted average fair market value of $29.11 per share on the date of grant. These restricted stock awards vest ratably over a three-year period provided the officer is employed with the Company on the applicable vesting date.

During the third quarter of 2020, we granted certain officers 4,004 target performance-based restricted stock units with a weighted average fair value of $29.00 on the date of grant. These performance awards have a two-year performance period beginning on January 2, 2021. The performance targets are based on return on tangible common equity and the adversely classified items ratio over the performance period with possible payouts ranging from 0% to 150% of the target awards.

During the first quarter of 2020, we granted certain officers 750 time-based restricted shares of common stock with a weighted average fair market value of $42.99 per share on the date of grant. These restricted stock awards vest ratably over a three-year period provided the officer is employed with the Company on the applicable vesting date.

During the third quarter of 2019, we granted certain officers 4,155 target performance-based restricted stock units with a weighted average fair value of $33.82 on the date of grant. These performance awards have a two-year performance period beginning on January 2, 2020. The performance targets are based on return on tangible common equity and the adversely classified items ratio over the performance period with possible payouts ranging from 0% to 150% of the target awards.

During the third quarter of 2019, we granted certain officers 8,155 time-based restricted shares of common stock with a weighted average fair value of $33.82 on the date of grant. These restricted stock awards vest ratably over three years.

During the second quarter of 2019, the Company’s largest shareholder’s ownership exceeded 50% of the Company’s outstanding common stock, which triggered change in control provisions included in the Company’s stock incentive plans. The award agreements provided for the acceleration of the vesting of restricted stock and restricted stock units in the event of a change in control, with the restricted stock units vesting at the maximum potential value of the awards.

Prior to vesting, shares of restricted stock and restricted stock units are subject to forfeiture to us without consideration upon termination of employment under certain circumstances. The total number of shares underlying non-vested restricted stock and restricted stock units was 24,736 and 12,110 at September 30, 2020 and 2019, respectively.

The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period. Unamortized stock-based compensation related to non-vested share-based compensation arrangements granted under the stock incentive plan as of September 30, 2020 and 2019 was $271,600 and $387,256, respectively. As of September 30, 2020, the time based unrecognized compensation expense of $511,401 is expected to be recognized over a weighted average period of 2.52 years. For the periods ended September 30, 2020 and 2019, there were forfeitures of restricted stock and restricted stock units of 1,094 and 8,074, respectively. The 246 shares included in the below table as other represent the incremental increase in restricted sock units that vested during the nine months ended September 30, 2020 and were based on those restricted stock units vesting at the maximum potential value as opposed to the targeted potential value of the award that was assumed as of December 31, 2019.

A summary of changes in the Company’s non-vested restricted stock and restricted stock unit awards for the nine months ended September 30, 2020 follows:

	Shares	Weighted- Average Grant-Date Fair-Value	Aggregate Intrinsic Value
December 31, 2019	12,310	$33.83	$369,300
Granted	17,498	29.68	524,940
Vested	(4,224)	33.82	(126,720)
Forfeited	(1,094)	33.82	(32,820)
Other	246	33.82	7,380

September 30, 2020	24,736	$30.90	$742,080

Stock-based compensation expense was approximately $157,000 and $396,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (dollars in thousands):

	Fair Value Measurement
	at September 30, 2020 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$10,479	$-	$10,479	$-
Mortgage-backed securities	17,980	-	17,980	-
Subordinated debt	7,846	-	7,596	250
Loans held for sale	27,525	-	27,525	-
IRLC	(40)	-	(40)	-

Financial Liabilities - Recurring
Forward sales commitment	(64)	-	(64)	-

Financial Assets - Non-Recurring
Impaired loans	1,368	-	-	1,368
Other real estate owned	336	-	-	336

	Fair Value Measurement
	at December 31, 2019 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$14,845	$-	$14,845	$-
Mortgage-backed securities	25,302	-	25,302	-
Subordinated debt	6,790	-	6,540	250

Financial Assets - Non-Recurring
Impaired loans	1,468	-	-	1,468
Assets held for sale	514	-	-	514
Other real estate owned	526	-	-	526

The following table presents qualitative information about Level 3 fair value measurements for financial instruments measured at fair value at September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
Impaired loans - real estate secured	$1,368	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)

			Discount for lack of marketability and age of appraisal	6%-30% (10%)

Other real estate owned	$336	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)

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
(2)	Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. In accordance with Accounting Standards Update (“ASU”) 2016-01, the Company uses the exit price notion, rather than the entry price notion, in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The following tables reflect the carrying amounts and estimated fair values of the Company’s financial instruments whether or not recognized on the Consolidated Balance Sheets at fair value.

		September 30,		December 31,
		2020		2019
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$19,605	$19,605	$19,967	$19,967
Cash equivalents	Level 2	18,482	18,482	-	-
Investment securities available for sale	Level 2	36,055	36,055	46,687	46,687
Investment securities available for sale	Level 3	250	250	250	250
Federal Home Loan Bank stock	Level 2	2,141	2,141	1,694	1,694
Loans held for sale	Level 2	27,525	27,525	12,722	12,722
Loans	Level 3	598,721	599,223	427,827	429,254
Impaired loans	Level 3	1,368	1,368	1,468	1,468
Assets held for sale	Level 3	-	-	514	514
Other real estate owned	Level 3	336	336	526	526
Bank owned life insurance	Level 3	7,756	7,756	7,612	7,612
Accrued interest receivable	Level 2	4,880	4,880	2,597	2,597
Forward sales commitment	Level 2	64	64	-	-

Financial liabilities
Deposits	Level 2	573,852	578,425	443,208	443,645
FHLB borrowings	Level 2	39,000	39,447	29,000	29,285
Trust preferred securities	Level 2	8,764	9,630	8,764	9,812
Other borrowings	Level 2	50,740	50,740	10,912	10,912
Accrued interest payable	Level 2	231	231	221	221
Interest rate lock commitments	Level 2	40	40	-	-

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

The following table presents segment information as of and for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended Septemer 30, 2020

Revenues
Interest income	$6,430	$156	$(46)	$6,540
Gain on sale of loans	-	3,585	-	3,585
Other revenues	666	346	(62)	950
Total revenues	7,096	4,087	(108)	11,075

Expenses
Provision for loan losses	250	-	-	250
Interest expense	1,069	46	(46)	1,069
Salaries and benefits	2,526	1,118	-	3,644
Commissions	-	1,054	-	1,054
Other expenses	1,873	300	(62)	2,111
Total operating expenses	5,718	2,518	(108)	8,128

Income before income taxes	1,378	1,569	-	2,947
Income tax expense	349	329	-	678
Net income	$1,029	$1,240	$-	$2,269

Total assets	$728,707	$13,789	$(15,132)	$727,364

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended September 30, 2019

Revenues
Interest income	$5,879	$197	$(66)	$6,010
Gain on sale of loans	-	2,200	-	2,200
Other revenues	725	250	(52)	923
Total revenues	6,604	2,647	(118)	9,133

Expenses
Interest expense	1,398	66	(66)	1,398
Salaries and benefits	2,009	832	-	2,841
Commissions	-	657	-	657
Other expenses	1,821	278	(52)	2,047
Total operating expenses	5,228	1,833	(118)	6,943

Income before income taxes	1,376	814	-	2,190
Income tax expense	292	171		463
Net income	$1,084	$643	$-	$1,727

Total assets	$561,453	$10,854	$(12,378)	$559,929

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Nine Months Ended September 30, 2020

Revenues
Interest income	$18,107	$401	$(91)	$18,417
Gain on sale of loans	-	8,014	-	8,014
Other revenues	1,970	820	(179)	2,611
Total revenues	20,077	9,235	(270)	29,042

Expenses
Provision for loan losses	950	-	-	950
Interest expense	3,575	91	(91)	3,575
Salaries and benefits	6,362	2,916	-	9,278
Commissions	-	2,269	-	2,269
Other expenses	5,187	878	(179)	5,886
Total operating expenses	16,074	6,154	(270)	21,958

Income before income taxes	4,003	3,081	-	7,084
Income tax espense	935	647	-	1,582
Net income	$3,068	$2,434	$-	$5,502

Total assets	$728,707	$13,789	$(15,132)	$727,364

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Nine Months Ended September 30, 2019

Revenues
Interest income	$17,296	$384	$(90)	$17,590
Gain on sale of loans	-	4,605	-	4,605
Other revenues	2,296	562	(162)	2,696
Total revenues	19,592	5,551	(252)	24,891

Expenses
Interest expense	3,960	90	(90)	3,960
Salaries and benefits	7,057	2,421	-	9,478
Commissions	-	1,369	-	1,369
Other expenses	5,460	794	(162)	6,092
Total operating expenses	16,477	4,674	(252)	20,899

Income before income taxes	3,115	877	-	3,992
Income tax espense	633	186	-	819
Net income	$2,482	$691	$-	$3,173

Total assets	$561,453	$10,854	$(12,378)	$559,929

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

Accumulated Other Comprehensive Income

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes of $118,000 and $38,000 as of September 30, 2020 and December 31, 2019, respectively (in thousands):

	September 30,	December 31,
	2020	2019
Net unrealized gains on securities	$482	$186
Net unrecognized losses on defined benefit plan	(38)	(44)
Total accumulated other comprehensive income	$444	$142

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

The Basel III Capital Rules require banks to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of September 30, 2020, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950. To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. As of September 30, 2020, the Bank exceeded the minimum ratios to be classified as well capitalized.

On September 17, 2019, the federal bank regulators issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion of assets, like the Company and the Bank, to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which became effective January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. In April 2020, as required by the Coronavirus Aid, Relief, and Economic Security Act, which was passed in response to the COVID-19 pandemic, federal bank regulators issued two interim final rules related to the CBLR framework. One interim final rule provides that, as of the second quarter of 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. The Bank elected not to opt into the CBLR framework as of September 30, 2020.

The capital amounts and ratios at September 30, 2020 and December 31, 2019 for the Bank are presented in the table below (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total capital (to risk-weighted assets) Village Bank	$62,788	14.09%	$35,643	8.00%	$44,554	10.00%

Tier 1 capital (to risk-weighted assets) Village Bank	58,738	13.18%	26,732	6.00%	35,643	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	58,738	8.80%	26,702	4.00%	33,378	5.00%

Common equity tier 1 (to risk-weighted assets) Village Bank	58,738	13.18%	20,049	4.50%	28,960	6.50%

December 31, 2019
Total capital (to risk-weighted assets) Village Bank	$54,653	12.56%	$34,807	8.00%	$43,508	10.00%

Tier 1 capital (to risk-weighted assets) Village Bank	52,867	12.15%	26,015	6.00%	34,807	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	52,867	9.69%	21,823	4.00%	27,278	5.00%

Common equity tier 1 (to risk-weighted assets) Village Bank	52,867	12.15%	19,579	4.50%	28,280	6.50%

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

At September 30, 2020 and December 31, 2019, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	September 30,	December 31,
	2020	2019
Undisbursed credit lines	$104,490	$83,366
Commitments to extend or originate credit	51,496	15,722
Standby letters of credit	5,945	6,732

Total commitments to extend credit	$161,931	$105,820

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

Note 15 – Mortgage Banking and Derivatives

Loans held for sale. The Company, through the Bank’s mortgage banking subsidiary, the Mortgage Company, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. During the first quarter of 2020, the Company elected to begin using fair value accounting for its entire portfolio of loans held for sale (“LHFS”) in accordance with ASC 820 - Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business and totaled $27.5 million as of September 30, 2020, of which $27.6 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2. These loans were previously carried as of December 31, 2019 at the lower of cost or estimated fair value on an aggregate basis as determined by outstanding commitments from investors and totaled $12.7 million.

Interest Rate Lock Commitments and Forward Sales Commitments. The Company, through the Mortgage Company, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments (“IRLCs”). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation.  The Company determines the fair value of IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. The fair value of these derivative instruments is reported in “Other Liabilities” in the Consolidated Balance Sheet at September 30, 2020, and totaled $40,000, with a notional amount of $53.3 million and total positions of 215. The fair value of IRLCs was considered immaterial at December 31, 2019. Changes in fair value are recorded as a component of mortgage banking income, net in the Consolidated Income Statement for the period ended September 30, 2020. The Company’s IRLCs are classified as Level 2. At September 30, 2020 and December 31, 2019, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

During the first quarter of 2020, the Company elected to begin using fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments is reported in “Other Assets” in the Consolidated Balance Sheet at September 30, 2020, and totaled $64,000, with a notional amount of $80.8 million and total positions of 324. The fair value of the forward sales commitments was considered immaterial at December 31, 2019.

Note 16 – Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the SEC and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. While the Company is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems. This guidance may result in material changes in the Company's accounting for credit losses on financial instruments.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement”. ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. Certain disclosure requirements in Topic 820 were also removed or modified. ASU 2018-13 was effective for the Company on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2020 (Revised in April 2020), various regulatory agencies, including the Federal Reserve and the FDIC, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of September 30 2020, the Company had a total of $3,535,000 in loans past due greater than 30 days all of which were rehabilitated student loans which have a 98% guarantee by the DOE of principal and interest. For more financial data and other information about loan deferrals refer to section, “Response to COVID-19” under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This interagency guidance is expected to have an impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, including the Company, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

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

Response to COVID-19

As the circumstances with the COVID-19 pandemic began to unfold, the Company rapidly mobilized over 80% of non-branch team members to work-from-home, went to drive-thru only at our branches with lobby access by appointment, and actively worked with borrowers to defer loan payments to allow operations to return to some level of normalcy. With the continued uncertainty around the COVID-19 pandemic, we continue to take the necessary measures to protect the health and wellbeing of our employees and customers as well as working with our borrowers who continue to be impacted by the COVID-19 pandemic. We believe that we remain well positioned to weather the storm created by the COVID-19 pandemic and have built the balance sheet around a philosophy of prudent risk taking.

Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”)

The Company was successful in getting SBA PPP funds out to our community under the Coronavirus Aid, Relief, Economic Security (“CARES”) Act, which was designed to protect jobs and provide economic relief to small businesses that were negatively impacted by the COVID-19 pandemic. Through September 30, 2020, the Bank had funded approximately $185 million in PPP loans, which provided essential funds to over 1,500 businesses and nonprofits and protected more than 20,000 jobs in our community. As of October 23, 2020, the Bank had submitted 183 applications to the SBA for forgiveness totaling $37,891,000 and received proceeds of approximately $1,600,000 on 52 of those applications. The Bank expects the approval for forgiveness on PPP loans to be slow during the fourth quarter of 2020, but expects it will pick up in the first quarter of 2021.

Supporting customers through payment deferrals

In response to the COVID-19 pandemic, we began deferring payments for up to six months for impacted customers. Below is a breakdown of the loan portfolio showing the percentage of loans deferred in each category at the dates indicated (dollars in thousands):

		October 23, 2020(2)		September 30, 2020
	September 30,	Deferred Loans(3)		Deferred Loans(3)
Loan Type	2020(1)	Amount	Number	Amount	Number
C&I + Owner occupied commercial real estate	$134,799	12.43%	5.50%	20.56%	8.74%
Nonowner occupied commercial real estate	127,396	33.66%	13.08%	35.05%	21.54%
Acquisition, development and construction	33,337	12.58%	0.81%	16.60%	1.63%
Total commercial loans	295,532	21.60%	5.97%	26.36%	9.64%
Consumer/Residential	85,766	6.14%	2.97%	7.50%	3.48%
Student	30,656	0.00%	0.00%	0.00%	0.00%
Other	2,998	0.00%	0.00%	0.00%	0.00%
Total loans	$414,952	16.65%	4.01%	20.32%	5.85%

(1)	The table excludes PPP Loans of $185,137 as the inclusion of these loans dilutes the impact of the deferral program.
(2)	Deferrals are as of October 23, 2020 and are expressed as a percentage of the outstanding balance (“Amount” column) and number of loans (“Number” column) per category.
(3)	The SBA is providing a financial reprieve to small business during the COVID-19 pandemic. The SBA will automatically pay the principal, interest, and fees on current 7(a) loans for a period of six months. These loans have been excluded from the above metrics.

Below is a breakdown of a portion of the loan portfolio as of September 30, 2020 organized by industry showing the percentage of loans deferred in each category (dollars in thousands):

		October 23, 2020		September 30, 2020
	September 30,	Deferred Loans(1)		Deferred Loans(1)
Select Industries	2020	Amount	Number	Amount	Number
Hotels	$29,734	90.47%	88.89%	69.17%	77.78%
Food Service	20,592	17.02%	11.90%	36.00%	33.33%
Retail(2)	18,589	13.41%	2.94%	20.46%	5.88%
Medical and Child Care	12,278	18.27%	9.52%	22.19%	9.52%
Real Estate and Leasing	138,865	16.65%	8.78%	21.12%	11.33%
Arts and Entertainment	7,688	57.28%	22.73%	77.63%	31.82%
Total	$227,746	27.51%	9.82%	30.65%	13.68%

(1)	The SBA is providing a financial reprieve to small business during the COVID-19 pandemic. The SBA will automatically pay the principal, interest, and fees on current 7(a) loans for a period of six months. These loans have been excluded from the above metrics.
(2)	Loans within this group include business such as grocery, convenience stores, drug stores, consumer durables, apparel, and personal services.

Liquidity Risk Management

Over the past eight years, the Company has worked to fund the balance sheet with core deposits and reserve wholesale funding capacity for short periods of rapid loan growth or for crises such as the current economic environment.

During the three month period ended March 31, 2020, the Company took aggressive measures to bolster its liquidity to ensure it could meet customer demands in the event customers made significant deposit withdrawals and fully drew on lines of credit. The Company increased liquid assets by $20,155,000, or 30.12% from $66,904,000 at December 31, 2019 to $87,059,000 at March 31, 2020 which was partially accomplished by raising an additional $3,733,000 in internet listing service time deposits, $15,000,000 in FHLB advances and $6,136,000 in brokered time deposits, which were at zero at December 31, 2019.

From March 31, 2020 through September 30, 2020, the Company has not experienced excessive demand for deposit withdrawals or advances under lines of credit; however, the Company did experience significant growth in low cost relationship deposits (i.e. noninterest bearing, NOW, money market and savings). This growth in low cost relationship deposits was the result of the Company converting a significant portion on non-customer PPP loan applicants into customers and the migration of customer funds from time deposits into money market deposits during the periods. During this period, the Company acquired $45,120,000 in funds through the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) to support the origination of PPP loans.

As of September 30, 2020, the Company had on balance sheet liquid assets of $74,392,000 which the Company believes are sufficient to cover its current liquidity needs. However, if the need were to arise the Company could access liquidity of approximately $140,017,000 in the PPPLF through December 31, 2020, it could pledge additional collateral to the FHLB in order to increase its available borrowing capacity up to 25% of assets, it could access the two federal funds lines of credit with correspondent banks totaling $15,000,000 for which there were no borrowings against the lines at September 30, 2020 and it could add additional funding through raising internet listing service and brokered time deposits.

Capital Risk Management

The Bank maintains a strong, well-capitalized position with a common equity Tier 1 capital ratio of 13.18%, a Tier 1 risk-based capital ratio of 13.18%, a total risk-based capital ratio of 14.09% and a leverage ratio of 8.80% as of September 30, 2020. The most significant risk to capital as a result of the COVID-19 pandemic is the risk of default within our loan portfolio and the potential loan losses as a result of those defaults. The Company has taken several steps to mitigate this risk to our capital by building a diversified loan portfolio over the years to be capable of sustaining through a crisis, working with our customers during this time to defer loan payments for up to six months to allow time for economic stabilization and participating in the SBA PPP loan program to help provide much needed funds to our borrowers and the community. While there will be pressure on capital levels as a result of the COVID-19 pandemic, the Company believes the actions we are taking will protect our capital levels and allow the Company to support all stakeholders through this difficult time.

While the long-term economic impacts from the COVID-19 pandemic are unknown at this time, we believe that our culture of disciplined and conservative risk taking across the balance sheet has the Company well positioned to not only carry through the current crisis but to be a pillar of support for our employees, our customers, and our communities.

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at September 30, 2020 and December 31, 2019 and the results of operations for the Company for the three and nine months ended September 30, 2020 and 2019. The first nine months of 2020 results of operations were negatively impacted by the deteriorating economic environment as a result of the COVID-19 pandemic, which resulted in the Company recognizing $950,000 in provision for loan losses. For more financial data and other information about the provision for loan losses refer to section, “Provision for Loan Losses” under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended September 30, 2020, the Company had net income of $2,269,000, or $1.55 per fully diluted share, compared to net income of $1,727,000 or $1.19 per fully diluted share, for the same period in 2019. For the nine months ended September 30, 2020, the Company had net income of $5,502,000 or $3.78 per fully diluted share compared to net income of $3,173,000 or $2.20 per fully diluted share for the same period in 2019.

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

	For the Three Months Ended September 30,
	2020	2019	Change
	(dollars in thousands)
Average interest-earning assets	$677,338	$509,690	$167,648
Interest income	$6,540	$6,010	$530
Yield on interest-earning assets	3.84%	4.68%	(0.84)%
Average interest-bearing liabilities	$451,090	$367,503	$83,587
Interest expense	$1,069	$1,398	$(329)
Cost of interest-bearing liabilities	0.94%	1.51%	(0.57)%
Net interest income	$5,471	$4,612	$859
Net interest margin	3.21%	3.59%	(0.38)%

Interest income on earning assets increased by $530,000 compared to the same period in 2019 as a result of the following:

•	Interest income on loans held for investment increased by $753,000 compared to the same period in 2019 because of a $178,739,000 increase in the average balance outstanding which was partially offset by a decrease in the yield of 100 basis points. The increase in the average balance outstanding was primarily a result of the origination of $185,137,000 in PPP loans and the decrease in the yield was primarily because of the PPP loans carrying a stated interest rate of 1.00%
•	The 225 basis points drop in the Federal Reserve’s target federal funds rate from March 31, 2019 was the primary driver in the decrease in the yield on loans held for sale, investment securities, and federal funds.

Interest expense on interest-bearing liabilities decreased by $329,000 compared to the same period in 2019 as a result of the following:

•	Interest expense on interest-bearing deposits decreased by $313,000 compared to the same period in 2019 because of a decrease in the cost of interest-bearing deposits of 44 basis points which was partially offset by the $28,481,000 increase in the average balance outstanding. The decrease in the costs of interest-bearing deposits was because of the continued growth in low costs deposit relationships (i.e. interest checking, money market, and savings) as well as maintaining a disciplined approach to deposit pricing.
•	Average borrowings increased by $55,106,000 compared to the same period in 2019 while the cost of borrowings decreased 249 basis points. The increase in the average balance outstanding was primarily a result of the $45,120,000 in PPPLF balances outstanding which carried a 35 basis cost of funds.

	For the Nine Months Ended September 30,
	2020	2019	Change
	(dollars in thousands)
Average interest-earning assets	$612,705	$488,603	$124,102
Interest income	$18,417	$17,590	$827
Yield on interest-earning assets	4.02%	4.81%	(0.79)%
Average interest-bearing liabilities	$415,689	$361,470	$54,219
Interest expense	$3,575	$3,960	$(385)
Cost of interest-bearing liabilities	1.15%	1.46%	(0.31)%
Net interest income	$14,842	$13,630	$1,212
Net interest margin	3.24%	3.73%	(0.49)%

Interest income on earning assets increased by $827,000 compared to the same period in 2019 as a result of the following:

•	Interest income on loans held for investment increased by $1,090,000 compared to the same period in 2019 because of a $112,639,000 increase in the average balance outstanding which was partially offset by a decrease in the yield of 82 basis points. The increase in the average balance outstanding was primarily a result of the origination of $185,137,000 in PPP loans and the decrease in the yield was primarily because of the PPP loans carrying a stated interest rate of 1.00%
•	During the first half of 2020, the Company made the decision to carry a larger portion of its liquidity in federal funds sold in response to the economic crisis and to support the funding needs of its PPP loan originations. This increased liquidity earned a yield of 31 basis points compared to 236 basis points during the same period in 2019.
•	The 225 basis points drop in the Federal Reserve’s target federal funds rate from March 31, 2019 was the primary driver in the decrease in the yield on loans held for sale, investment securities, and federal funds.

Interest expense on interest-bearing liabilities decreased by $385,000 compared to the same period in 2019 as a result of the following:

•	Interest expense on interest-bearing deposits decreased by $329,000 compared to the same period in 2019 because of a decrease in the cost of interest-bearing deposits of 20 basis points which was partially offset by the $20,517,000 increase in the average balance outstanding. The decrease in the costs of interest-bearing deposits was because of the continued growth in low costs deposit relationships (i.e. interest checking, money market, and savings) as well as maintaining a disciplined approach to deposit pricing.
•	Average borrowings increased by $33,702,000 compared to the same period in 2019 while the cost of borrowings decreased 197 basis points. The increase in the average balance outstanding was primarily a result of the $45,120,000 in PPPLF balances outstanding which carried a 35 basis points cost of funds.

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

Average Balance Sheets, Income and Expense, Yields and Rates

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans net of deferred fees	$600,261	$6,151	4.08%	$421,522	$5,398	5.08%
Loans held for sale	21,540	156	2.88%	19,998	196	3.89%
Investment securities	38,876	230	2.35%	45,038	284	2.50%
Federal funds and other	16,661	3	0.07%	23,132	132	2.26%
Total interest earning assets	677,338	6,540	3.84%	509,690	6,010	4.68%

Allowance for loan losses and deferred fees	(3,779)			(3,068)
Cash and due from banks	9,484			9,103
Premises and equipment, net	11,793			12,177
Other assets	21,016			20,974
Total assets	$715,852			$548,876

Interest bearing deposits
Interest checking	$59,123	$26	0.17%	$48,705	$22	0.18%
Money market	144,890	205	0.56%	109,865	264	0.95%
Savings	30,255	13	0.17%	22,896	10	0.17%
Certificates	126,237	484	1.53%	150,558	745	1.96%
Total	360,505	728	0.80%	332,024	1,041	1.24%
Borrowings	90,585	341	1.50%	35,479	357	3.99%
Total interest bearing liabilities	451,090	1,069	0.94%	367,503	1,398	1.51%
Noninterest bearing deposits	211,257			135,548
Other liabilities	5,331			5,121
Total liabilities	667,678			508,172
Equity capital	48,174			40,704
Total liabilities and capital	$715,852			$548,876

Net interest income		$5,471			$4,612

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			2.90%			3.17%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.21%			3.59%

Average Balance Sheets, Income and Expense, Yields and Rates

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans net of deferred fees	$531,792	$17,221	4.33%	$419,153	$16,131	5.15%
Loans held for sale	16,160	401	3.31%	12,347	384	4.16%
Investment securities	40,759	740	2.43%	44,233	848	2.56%
Federal funds and other	23,994	55	0.31%	12,870	227	2.36%
Total interest earning assets	612,705	18,417	4.02%	488,603	17,590	4.81%

Allowance for loan losses and deferred fees	(3,474)			(3,056)
Cash and due from banks	9,708			8,835
Premises and equipment, net	(639)			12,308
Other assets	34,389			21,205
Total assets	$652,689			$527,895

Interest bearing deposits
Interest checking	$54,373	$72	0.18%	$48,285	$63	0.17%
Money market	125,687	664	0.71%	96,402	556	0.77%
Savings	27,002	34	0.17%	25,510	30	0.16%
Certificates	136,762	1,732	1.69%	153,110	2,182	1.91%
Total	343,824	2,502	0.97%	323,307	2,831	1.17%
Borrowings	71,865	1,073	1.99%	38,163	1,129	3.96%
Total interest bearing liabilities	415,689	3,575	1.15%	361,470	3,960	1.46%
Noninterest bearing deposits	185,223			124,387
Other liabilities	5,528			3,554
Total liabilities	606,440			489,411
Equity capital	46,249			38,484
Total liabilities and capital	$652,689			$527,895

Net interest income before provision for loan losses		$14,842			$13,630

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			2.87%			3.36%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.24%			3.73%

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

The Company recorded a provision for loan losses of $250,000 and $950,000 for the three and nine month periods ended September 30, 2020, respectively, as a result of growth in the loan portfolio and an increase in the qualitative factors due to the anticipated economic impact of COVID-19. The increase in the qualitative factors due to COVID-19 were a result of deterioration in local economic factors such as the higher levels of unemployment and the increased credit risk due to loan payment deferrals under the CARES Act. The Company believes the current level of allowance for loan loss reserves are adequate to cover anticipated losses. However, the full economic impact of the COVID-19 pandemic remains unknown and the Company will continue to monitor the loan portfolio for indicators that would warrant additional provisions for loan losses through 2020 and beyond. The Company did not record a provision for loan losses for the three and nine month period ended September 30, 2019 because of minimal net charge-offs, no significant changes in qualitative factors and stable asset quality.

For more financial data and other information about the allowance for loan losses refer to section, “Balance Sheet Analysis under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, mortgage banking income, net, and gains and losses on securities available for sale. The most significant noninterest income item has been mortgage banking income, net, representing 82% and 72% for the three month periods ended September 30, 2020 and 2019, respectively, and 78% and 64% for the nine month periods ended September 30, 2020 and 2019, respectively.

	For the Three Months Ended
	September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Service charges and fees	$535	$557	$(22)	(3.9)%
Mortgage banking income, net	2,859	1,784	1,075	60.3%
Gain on sale of asset held for sale	1	-	1	100.0%
Gain on sale of SBA loans	-	18	(18)	100.0%
Other	86	107	(21)	(19.6)%
Total noninterest income	$3,481	$2,466	$1,015	41.2%

The increase in noninterest income of $1,015,000 for the three months ended September 30, 2020, was the result of the following:

•	Decrease of $22,000 in service charges and fees due to lower transaction volumes during the quarter due the COVID-19 pandemic.
•	The $1,075,000 increase in mortgage banking income, net is a result of increased loan originations and sales compared to the prior year due to the low rate environment.
•	During the three months ended September 30, 2019, the Company executed the sale of a SBA loan guaranteed strip and the sale of a United States Department of Agriculture guaranteed loan at a combined gain of $43,000. However, the Company made the decision not to sell any SBA loan guarantee strips or United States Department of Agriculture guaranteed loans during the third quarter of 2020.

	For the Nine Months Ended
	September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Service charges and fees	$1,502	$1,556	$(54)	(3.5)%
Mortgage banking income, net	6,517	3,767	2,750	73.0%
Gain on sale of asset held for sale	1	-	1	100.0%
Gain on sale of investment securities	12	101	(89)	(88.1)%
Gain on sale of SBA loans	86	246	(160)	100.0%
Other	238	262	(24)	(9.2)%
Total noninterest income	$8,356	$5,932	$2,424	40.9%

The increase in noninterest income of $2,424,000 for the nine months ended September 30, 2020, was the result of the following:

•	The $2,750,000 increase in mortgage banking income, net is a result of increased loan originations and sales compared to the prior year due to the low rate environment
•	The Company sold approximately $7.9 million and $6.5 million in securities resulting in a gain of $12,000 in 2020 and $101,000 in 2019.
•	The Company made the decision not to sell any SBA loan guarantee strips during the second and third quarters of 2020 which resulted in the recognition of $86,000 for the nine months ended September 30, 2020, compared to the recognition of $246,000 gain on sale during the same period in the prior year.

Noninterest expense

	For the Three Months Ended
	September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Salaries and benefits	$3,644	$2,841	$803	28.3%
Occupancy	326	338	(12)	(3.6)%
Equipment	225	208	17	8.2%
Supplies	50	73	(23)	(31.5)%
Professional and outside services	835	735	100	13.6%
Advertising and marketing	90	82	8	9.8%
Foreclosed assets, net	4	6	(2)	(33.3)%
FDIC insurance premium	47	-	47	100.0%
Other operating expense	534	605	(71)	(11.7)%
Total noninterest expense	$5,755	$4,888	$867	17.7%

The increase in noninterest expense of $867,000 for the three months ended September 30, 2020, was the result of the following:

•	Salaries and benefits expense increased by $803,000 primarily due an increase in employee count to support several initiatives including expanding treasury management services, supporting information technology growth, and resources supporting PPP loan administration.
•	During the three month period ended September 30, 2019, the Company received a small bank credit from the FDIC which resulted in no FDIC insurance expense during that period.

	For the Nine Months Ended
	September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Salaries and benefits	$9,278	$9,478	$(200)	(2.1)%
Commissions	965	1,010	(45)	(4.5)%
Occupancy	640	644	(4)	(0.6)%
Supplies	141	156	(15)	(9.6)%
Professional and outside services	2,276	2,298	(22)	(1.0)%
Advertising and marketing	261	204	57	27.9%
Foreclosed assets, net	(152)	13	(165)	(1269.2)%
FDIC insurance premium	167	158	9	5.7%
Other operating expense	1,588	1,609	(21)	(1.3)%
Total noninterest expense	$15,164	$15,570	$(406)	(2.6)%

The decrease in noninterest expense of $406,000 for the nine months ended September 30, 2020, was the result of the following:

•	The decrease in salaries and benefits expense of $200,000 was primarily driven by the deferral of $1,052,000 in salary and benefits costs associated with the origination of over 1,500 PPP loans during the period, which was offset by an increase in employee count to support several initiatives including expanding treasury management services, supporting information technology growth, and resources supporting PPP loan administration.
•	The decrease in foreclosed assets, net expense was the result of the sale of two foreclosed properties resulting in a gain of $175,000.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent difference and available tax credits. Income tax expense for the three and nine months ended September 30, 2020 was $678,000 and $1,582,000, respectively, resulting in an effective tax rate of 23.0% and 22.3%, respectively, compared to $463,000 and $819,000 or 21.1% and 20.5%, for the same periods in 2019. The increase in the effective tax rate was primarily related to a reduction in the tax credit received related to state taxes attributed to the Company and the mortgage banking segment. The Bank is not subject Virginia income taxes, and instead is subject to a franchise tax based on bank capital.

Balance Sheet Analysis

Investment securities

At September 30, 2020 and December 31, 2019, all of our investment securities were classified as available for sale.

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

Approximately 57% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. Approximately 5% of the loan portfolio consists of rehabilitated student loans purchased by the Bank from 2014 to 2017 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 37% of all loans. Loans in this category are typically made to individuals and small and medium-sized businesses, and range between $250,000 and $2.5 million; however, the increase in the portfolio was the result of the Company originating $185,137,000 in PPP loans during the nine months ended September 30, 2020, which are 100% guaranteed by the SBA. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

Loans classified by type as of September 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

	September 30, 2020		December 31, 2019
	Amount	%	Amount	%
Construction and land development
Residential	$7,723	1.29%	$7,887	1.84%
Commercial	25,614	4.27%	24,063	5.60%
	33,337	5.56%	31,950	7.44%
Commercial real estate
Owner occupied	97,467	16.24%	98,353	22.91%
Non-owner occupied	116,863	19.47%	116,508	27.14%
Multifamily	10,155	1.69%	13,332	3.10%
Farmland	378	0.06%	156	0.04%
	224,863	37.46%	228,349	53.19%
Consumer real estate
Home equity lines	19,307	3.22%	21,509	5.01%
Secured by 1-4 family residential, First deed of trust	55,070	9.18%	55,856	13.01%
Second deed of trust	11,389	1.90%	10,411	2.43%
	85,766	14.30%	87,776	20.45%
Commercial and industrial loans (except those secured by real estate)	222,469	37.07%	45,074	10.50%
Guaranteed student loans	30,656	5.11%	33,525	7.81%
Consumer and other	2,998	0.50%	2,621	0.61%

Total loans	600,089	100.0%	429,295	100.0%
Deferred fees and costs, net	(3,606)		764
Less: allowance for loan losses	(4,050)		(3,186)

	$592,433		$426,873

The Bank had originated $185,137,000 in PPP loans as of September 30, 2020. The processing fees earned on the PPP loans will help to support the Bank’s loan deferral program and potential credit losses associated with the COVID-19 pandemic. Below is a breakdown of PPP loans by loan size including SBA fees expected to be earned as of September 30, 2020 (dollars in thousands):

Loan Size	# of Loans	$ of Loans	$ SBA Fee
< $350,000	1,426	$94,240	$4,547
$350,000 - $2 million	94	67,795	1,853
> $2 million	6	23,102	184
Total	1,526	$185,137	$6,584

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

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	September 30,	December 31,	September 30,
	2020	2019	2019
Nonaccrual loans	$2,226	$1,868	$1,890
Foreclosed properties	336	526	526
Total nonperforming assets	$2,562	$2,394	$2,416

Restructured loans (not included in nonaccrual loans above)	$6,584	$7,059	$8,282

Loans past due 90 days and still accruing (1)	$1,674	$2,567	$2,909

Nonperforming assets to loans (2)	0.42%	0.56%	0.57%

Nonperforming assets to total assets	0.35%	0.44%	0.43%

Allowance for loan losses to nonaccrual loans	181.96%	170.57%	164.07%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

Nonperforming assets totaled $2,562,000 at September 30, 2020, compared to $2,394,000 at December 31, 2019. Nonperforming assets at September 30, 2020 consisted primarily of $2,226,000 in nonaccrual loans, compared to $1,868,000 at December 31, 2019.

The following table presents an analysis of the changes in nonperforming assets for the nine months ended September 30, 2020 (in thousands):

	Nonaccrual	Foreclosed
	Loans	Properties	Total
Balance December 31, 2019	$1,868	$526	$2,394
Additions	1,446	-	1,446
Loans placed back on accrual	(910)	-	(910)
Transfers to OREO	-	-	-
Repayments	(39)	-	(39)
Charge-offs	(139)	(16)	(155)
Sales	-	(174)	(174)

Balance September 30, 2020	$2,226	$336	$2,562

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

Of the total nonaccrual loans of $2,226,000 at September 30, 2020 that were considered impaired, two loans totaling $581,000 had a specific allowances for loan losses totaling $93,000. This compares to $1,868,000 in nonaccrual loans at December 31, 2019 of which one loan totaling $135,000 had specific allowance for loan loss of $135,000. This loan was charged off during the nine months ended September 30, 2020.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $98,000 and $135,000 for the nine months ended September 30, 2020 and 2019, respectively.

Deposits

Deposits as of September 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

	September 30, 2020		December 31, 2019
	Amount	%	Amount	%

Demand accounts	$217,204	37.9%	$131,228	29.6%
Interest checking accounts	59,711	10.4%	48,427	10.9%
Money market accounts	147,467	25.7%	99,955	22.6%
Savings accounts	33,733	5.9%	26,396	6.0%
Time deposits of $250,000 and over	16,315	2.8%	22,327	5.0%
Other time deposits	99,422	17.3%	114,875	25.9%

Total	$573,852	100.0%	$443,208	100.0%

Total deposits increased by $130,644,000, or 29.5%, from $443,208,000 at December 31, 2019 to $573,852,000 at September 30, 2020. Variances of note are as follows:

•	Noninterest bearing demand account balances increased $85,976,000 from December 31, 2019, and represented 37.9% of total deposits at September 30, 2020 compared to 29.6% as of December 31, 2019. The increase in noninterest bearing deposits for the nine month period ended September 30, 2020 was a result of the Bank converting a significant portion of non-customer PPP loan applicants into customers during the nine month period ended September 30, 2020.

•	Low cost relationship deposit accounts (i.e. interest bearing checking, money market, and savings) balances increased $66,133,000 from December 31, 2019, and represented 42.0% of total deposits at September 30, 2020 compared to 39.4% as of December 31, 2019. The increase was primarily a result of growth in accounts from non-customer PPP loan applicants and the migration of customer funds from time deposits.

•	Time deposits decreased by $21,465,000 from December 31, 2019, and represented 20.1% of total deposits at September 30, 2020 compared to 30.9% as of December 2019. The decrease in time deposits is a result of our continued focus on building low cost relationship deposits and working to improve our deposits mix and cost of funds. Wholesale time deposits were $10,412,000 as of September 30, 2020 compared to $1,494,000 as of December 31, 2019. The increase in wholesale time deposits was a result of the Bank bolstering its liquidity position early in the second quarter of 2020 to help support its participation in the PPP loan program, and meet other liquidity needs that might arise during the economic crisis. During the three month period ended September 30, 2020, the Bank exercised the call option on $2,893,000 in brokered deposits that carried a 1.03% weighted average cost of funds and did not replace $9,427,000 of maturing internet listing service deposits that carried a 1.04% weighted average cost of funds.

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

Capital resources

Shareholders’ equity at September 30, 2020 was $48,875,000 compared to $42,914,000 at December 31, 2019. The $6 million increase in shareholders’ equity during the nine months ended September 30, 2020 is primarily due to net income of $5,502,000.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2020	2019

Tier 1 capital
Total bank equity capital	$59,182	$53,768
Net unrealized gain on available-for-sale securities	(482)	(186)
Defined benefit postretirement plan	38	44
Disallowed deferred tax asset	-	(759)
Total Tier 1 capital	58,738	52,867

Tier 2 capital
Allowance for loan losses	4,050	3,186
Tier 2 capital deduction	-	(1,400)
Total Tier 2 capital	4,050	1,786

Total risk-based capital	62,788	54,653

Risk-weighted assets	$445,537	$435,082

Average assets	$667,551	$545,567

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	8.80%	9.69%
Common equity tier 1 capital ratio (CET 1)	13.18%	12.15%
Tier 1 capital to risk-weighted assets	13.18%	12.15%
Total capital to risk-weighted assets	14.09%	12.56%
Equity to total assets	8.13%	10.00%

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

At September 30, 2020, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $74,392,000, or 10.2% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were no borrowings against the lines at September 30, 2020 and $5,317,000 of borrowings against the line at December 31, 2019.

We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2020 was $5.6 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets.

We also have access to the Federal Reserve’s PPPLF, from which applications for borrowings can be made. The Federal Reserve requires that PPP loans be pledged to secure any advances from the PPPLF. The Company currently has $45,120,000 in borrowings against the PPPLF and an unused borrowing capacity of $140,017,000 based on unpledged PPP loans available to secure any future borrowings. The Company has access to this facility until December 31, 2020 at which time the Federal Reserve will no longer take requests for borrowings.

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At September 30, 2020, we had commitments to originate $161,931,000 of loans. Fixed commitments to incur capital expenditures were less than $100,000 at September 30, 2020. Certificates of deposit scheduled to mature in the 12-month period ending September 30, 2021 totaled $80,608,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2020. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

10.1	Change of Control Agreement, dated August 24, 2020, by and between Village Bank and Christy F. Quesenbery (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 28, 2020)

10.2	Employment Agreement, dated September 4, 2020, by and between Village Bank and Trust Financial Corp. and Max C. Morehead, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 10, 2020).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: November 13, 2020	By:	/s/ James E. Hendricks, Jr.
James E. Hendricks, Jr.
President and Chief Executive Officer

Date: November 13, 2020	By:	/s/ Donald M. Kaloski, Jr.
Donald M. Kaloski, Jr.
Executive Vice President and Chief Financial Officer