Form 10-K
period 2020-12-31
Village Bank & Trust Financial Corp.
filed 2021-03-19
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission file number 0-50765

VILLAGE BANK AND TRUST FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Virginia	16-1694602
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13319 Midlothian Turnpike, Midlothian, Virginia	23113
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 804-897-3900

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $15,948,000.

The number of shares of common stock outstanding as of March 1, 2021 was 1,466,800.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in conjunction with the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Bank revenues are derived from interest and fees received in connection with loans, deposits, and mortgage services. Administrative and operating expenses are the major expenses, followed by interest paid on deposits and borrowings. Revenues from the Mortgage Company consist primarily of gains from the sale of loans and loan origination fees and its major expenses consist of personnel, occupancy, data processing, and other operating expenses. In 2020, revenue (after intercompany eliminations) generated by the Bank totaled $27.7 million and the Mortgage Company generated $13.7 million in revenue.

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

Business Strategy

We are pursuing strategies that we believe will help us achieve our goal of delivering long-term total shareholder returns that rank in the top quartile of a nationwide peer group.  To achieve this goal, we strive to deliver a top quartile return on equity, produce sustainable earnings growth, achieve best quartile earnings volatility in our industry and deliver best quartile asset quality in the worst part of the economic cycle.  Our current business strategies include the following:

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

Lending Limit. As of December 31, 2020, our legal lending limit for loans to one borrower was approximately $9,858,000.

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

At June 30, 2020, the latest date such information is available from the FDIC, the Bank’s deposit market share in Chesterfield County was 5.27%, 4.61% in Hanover County, 9.04% in Powhatan County, 0.46% in the Richmond metropolitan statistical area, 0.12% in Henrico County and 0.70% in James City County.

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

Limits on the Payment of Dividends. The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Virtually all of the Company’s cash revenues will result from dividends paid to it by the Bank, which is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings without approval by the BFI. As of December 31, 2020, the Bank did not have any accumulated retained earnings. In addition, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be "undercapitalized," as defined in FDIC regulations.

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

The Basel III Capital Rules require banks and bank holding companies to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). The phase-in of the capital conservation buffer requirement was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

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

On September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which became effective on January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. These CBLR rules were modified in response to the COVID-19 pandemic. See “Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021” below. The Bank elected not to opt into the CBLR framework as of December 31, 2020. The Bank does not expect to opt into the CBLR framework in 2021.

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

To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. At December 31, 2020, the Bank’s common equity Tier 1 capital ratio was 13.35%, its Tier 1 risk-based capital ratio was 13.35%, its total risk-based capital ratio was 14.20% and its leverage ratio was 9.28%.  Accordingly, as of December 31, 2020, the Bank met the minimum ratios to be classified as well capitalized.  More information concerning our regulatory ratios at December 31, 2020 is included in Note 13 to the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

As described above, on September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion of consolidated assets to elect to opt into the CBLR framework. Banks opting into the CBLR framework and maintaining a CBLR of greater than 9% would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. These CBLR rules were modified in response to the COVID-19 pandemic. See “Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021” below. The Bank elected not to opt into the CBLR framework as of December 31, 2020. The Bank does not expect to opt into the CBLR framework in 2021.

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

Incentive Compensation Policies and Restrictions. In July 2010, the federal banking agencies issued guidance that applies to all banking organizations supervised by the agencies (thereby including both the Company and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. At December 31, 2020, we had not been made aware of any instances of non-compliance with this guidance. The Dodd-Frank Act requires the appropriate federal regulators to establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or bank that provides an insider or other employee with “excessive compensation” or that could lead to a material financial loss to such firm. These standards have not yet been established.

Anti-Money Laundering Laws and Regulations. The Company is subject to several federal laws that are designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities (“AML laws”). This category of laws includes the Bank Secrecy Act of 1970, the Money Laundering Control Act of 1986, the USA PATRIOT Act of 2001, and the Anti-Money Laundering Act of 2020.

The AML laws and their implementing regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The AML laws and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. To comply with these obligations, the Company has implemented appropriate internal practices, procedures, and controls.

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

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on depository institutions by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. Federal regulatory authorities also have broad enforcement powers over us, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors. At December 31, 2020, the Bank met the ratio requirements to be classified as a well capitalized financial institution.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. The FDIC has not finalized the revisions to its CRA rule. We are evaluating what impact this proposed rule, if implemented, may have on the Company.

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

In December 2020, the federal banking agencies issued a notice of proposed rulemaking that would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” or a “notification incident.” The proposed rule also would require specific and immediate notifications by bank service providers that become aware of similar incidents.

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

Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and the Consolidated Appropriations Act, 2021 (“Appropriations Act”) was signed into law on December 27, 2020. Among other things, the CARES Act and Appropriations Act include the following provisions impacting financial institutions:

·	Community Bank Leverage Ratio. The CARES Act directed federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive. One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.

·	Temporary Troubled Debt Restructurings Relief. The CARES Act allowed banks to elect to suspend requirements under U.S. generally accepted accounting principles (“GAAP”) for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a troubled debt restructuring, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking agencies are required to defer to the determination of the banks making such suspension. The Appropriations Act extended this temporary relief until the earlier of 60 days after the termination date of the national emergency or January 1, 2022.

·	Small Business Administration Paycheck Protection Program. The CARES Act created the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) and it was extended by the Appropriations Act. Under the PPP, money was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans.

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

Employees

As of December 31, 2020, the Company and its subsidiaries had a total of 146 full-time employees and 6 part-time employees. None of the Company’s employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

ITEM 1A. RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. Investors should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial, may also impair our business and operations. If any of the following risks adversely affects our business, financial condition or results of operations, the value of our common stock could decline. The Risk Factor Summary that follows should be read in conjunction with the detailed description of risk factors below.

Risk Factor Summary

These risks and uncertainties include:

Risk Related to the COVID-19 Pandemic

·	The impacts of COVID-19, or the outbreak of another highly infectious or contagious disease, could adversely affect the Company’s business, financial condition and results of operations.

Risks related to the Company’s Lending Activities

·	Our credit standards and on-going credit assessment processes might not protect us from significant credit losses.

·	Our allowance for loan losses may be insufficient.

·	Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

·	We have a high concentration of loans secured by real estate, and a downturn in the local real estate market could materially and negatively affect our business.

·	A portion of our loan portfolio consists of construction and land development loans, and a decline in real estate values and economic conditions would adversely affect the value of the collateral securing the loans and have an adverse effect on our financial condition

·	We have a significant concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

·	Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

·	We rely upon independent appraisals to determine the value of the real estate which secures a significant portion of our loans, and the values indicated by such appraisals may not be realizable if we are forced to foreclose upon such loans.

·	We are exposed to risk of environmental liabilities with respect to properties to which we take title.

Risk Related to Market Interest Rates

·	Our business is subject to interest rate risk, and variations in interest rates may negatively affect financial performance.

·	We may be required to transition from the use of the London Interbank Offered Rate ("LIBOR") index in the future.

Risks Related to the Company’s Business, Industry and Markets

·	We face strong and growing competition from financial services companies and other companies that offer banking and other financial services, which could negatively affect our business.

·	Consumers may decide not to use banks to complete their financial transactions.

·	Our ability to operate profitably may be dependent on our ability to integrate or introduce various technologies into our operations.

·	Changes in economic conditions, especially in the areas in which we conduct operations, could materially and negatively affect our business.

·	We may be adversely impacted by changes in market conditions.

·	Our mortgage banking revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact our profits.

Risk Related to the Company’s Operations

·	Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

·	We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our operations.

·	The success of our strategy depends on our ability to identify and retain individuals with experience and relationships in our markets.

·	If we are unable to successfully implement and manage our growth strategy, our results of operations and financial condition may be adversely affected.

·	We are subject to a variety of operational risks, including reputational risk, legal and compliance risk, and the risk of fraud or theft by employees or outsiders.

·	The soundness of other financial institutions could adversely affect us

·	Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on our results of operation and financial condition.

·	We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if we rely on misleading information.

·	Our information systems may experience an interruption or breach in security.

·	We rely on other companies to provide key components of our business infrastructure.

Risks Related to the Company’s Regulatory Environment

·	Changes in accounting standards could impact reported earnings.

·	We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in them or our failure to comply with them, may adversely affect us.

·	Regulatory enacted capital standards, including the Basel III Capital Rules, may require the Company and the Bank to maintain higher levels of capital and liquid assets, which could adversely affect our profitability and return on equity or require us to raise additional capital and dilute existing shareholders.

Risk Related to the Company’s Common Stock

·	Our common stock is thinly traded which may limit the ability of shareholders to sell their shares and may increase price volatility.

·	Our ability to pay dividends is limited, and we may be unable to pay future dividends.

·	If we fail to pay interest on or otherwise default on our subordinated notes and subordinated debt securities, we will be prohibited from paying dividends or distributions on our common stock.

·	Our governing documents and Virginia law contain anti-takeover provisions that could negatively impact our shareholders.

·	Our largest shareholder, Kenneth R. Lehman, has significant influence over our business through his share ownership and his interests may not align with the interests of other holders of our common stock.

·	If Mr. Lehman acquires more than 66.67% of the Company’s outstanding shares of common stock, it will cause the acceleration of benefits under certain of our employment and benefit agreements, which will cause us to incur additional compensation expenses.

Risks Related to the COVID-19 Pandemic

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

The use of quarantines and social distancing methods to curtail the spread of COVID-19 – whether mandated by governmental authorities or recommended as a public health practice – may adversely affect the Company’s operations as key personnel, employees and customers avoid physical interaction. In response to the COVID-19 pandemic, the Bank has been directing branch customers to use drive-thru windows and online banking services, and many employees are telecommuting. It is not yet known what impact these operational changes may have on the Company’s financial performance. The spread could also negatively impact availability of key personnel and employee productivity, as well as the business operations of third-party service providers who perform critical services for us, which could adversely impact our ability to deliver products and services to our customers.

As a result, if COVID-19 continues to spread or the response to contain the COVID-19 pandemic is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, and results of operations.

Risk Related to the Company’s Lending Activities

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

Our nonperforming assets adversely affect our net income in various ways. Nonperforming assets, (which include nonaccrual loans and other real estate owned, but exclude loans past due 90 days and still accruing as these loans are rehabilitated student loans which have a 98% guarantee by the DOE of principal and interest), were $1,913,000, or 0.27% of total assets, as of December 31, 2020. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair value of the collateral less estimated selling costs, which may result in a loss. An increased level of nonperforming assets also increases our risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. We utilize various techniques such as workouts, restructurings and loan sales to manage problem assets. Increases in or negative changes in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that we will avoid increases in nonperforming loans in the future.

We have a high concentration of loans secured by real estate, and a downturn in the local real estate market could materially and negatively affect our business.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, residential mortgages, home equity loans and lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) located principally in the Commonwealth of Virginia. As of December 31, 2020, 61.92% of all loans were secured by mortgages on real property. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. If there is a decline in real estate values, especially in our market area, the collateral for loans would deteriorate and provide significantly less security. The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and we would be more likely to suffer losses.

A portion of our loan portfolio consists of construction and land development loans, and a decline in real estate values and economic conditions would adversely affect the value of the collateral securing the loans and have an adverse effect on our financial condition.

At December 31, 2020, approximately 5.26% of our loan portfolio, or $29,569,000, consisted of construction and land development loans. Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate and improved, income producing real estate. Risk of loss on a construction or land development loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction or development, the marketability of the property, and the bid price and estimated cost (including interest) of construction or development. If the estimate of construction or development costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders and developers, the cost breakdown of construction or development is provided by the builder or developer. Although our underwriting criteria are designed to evaluate and minimize the risks of each construction or land development loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to our operations. In addition, construction and land development loans are dependent on the successful completion of the projects they finance. Loans secured by vacant or unimproved land are generally riskier than loans secured by improved property. These loans are more susceptible to adverse conditions in the real estate market and local economy.

We have a significant concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2020, we had approximately $231,224,000 in loans secured by commercial real estate, representing approximately 41.21% of total loans outstanding at that date. The real estate consists primarily of non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful rental of their properties. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition.

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

Risk Related to Market Interest Rates

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

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, federal bank regulators have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.

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

We have a number of loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Company’s Business, Industry and Markets

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

Mortgage banking income, net of commissions, represented approximately 79.48% of total noninterest income for the year ended December 31, 2020. The success of our mortgage company is dependent upon our ability to originate loans and sell them to investors at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage banking activities. As a result, these conditions would also adversely affect our results of operations.

Risk Related to the Company’s Operations

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

Risk Related to the Company’s Regulatory Environment

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

We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that the Company and the Bank must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and/or other regulatory requirements, our financial condition would be materially and adversely affected. The Basel III Capital Rules require bank holding companies and their subsidiaries to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. While the Company is exempt from these capital requirements under the SBHC Policy Statement, the Bank is not exempt and must comply. The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the FDI Act. Satisfying capital requirements may require us to limit our banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect our business, financial condition and results of operations. As described in Item 1 – “Business” under “Supervision and Regulation – Capital Adequacy,” banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. These CBLR rules were modified in response to the COVID-19 pandemic. See “Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021” above. The Bank elected not to opt into the CBLR framework as of December 31, 2020. The Bank does not expect to opt into the CBLR framework in 2021.

Risk Related to the Company’s Common Stock

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

Our ability to pay dividends is limited by regulatory restrictions and our need to maintain sufficient capital. The ability of the Bank to pay dividends to the Company also will be limited by the Bank’s obligations to maintain sufficient capital, earnings and liquidity and by other general restrictions on its dividends under federal and state bank regulatory requirements. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings without approval by the BFI. As of December 31, 2020, the Bank did not have any accumulated retained earnings. Any future financing arrangements that we enter into may also limit our ability to pay dividends to our shareholders. If we do not satisfy these regulatory requirements or arrangements, we will be unable to pay dividends on our common stock. Further, even if we have earnings and available cash in an amount sufficient to pay dividends to our shareholders, the board of directors, in its sole discretion, may decide to retain them and therefore not pay dividends in the future.

If we fail to pay interest on or otherwise default on our subordinated notes and subordinated debt securities, we will be prohibited from paying dividends or distributions on our common stock.

As of December 31, 2020, we had $5,628,000 of net subordinated notes and $8,764,000 of subordinated debt securities outstanding. The agreements under which the subordinated notes and subordinated debt securities were issued prohibit us from paying any dividends on our common stock or making any other distributions to our shareholders upon our failure to make any required payment of principal or interest or during the continuance of an event of default under the applicable agreement. Events of default generally consist of, among other things, certain events of bankruptcy, insolvency or liquidation relating to us. If we were to fail to make a required payment of principal or interest on our subordinated notes or subordinated debt securities, it could have a material adverse effect on the market value of our common stock.

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

According to the Form 4 filed by Mr. Lehman with the SEC on December 14, 2020, Mr. Lehman owns 768,379 shares, or approximately 52.39%, of the Company’s outstanding common stock. Due to this ownership, he is able to influence the outcome of any matter submitted to a vote of our shareholders. In addition, Mr. Lehman previously served on the boards of directors of the Company and the Bank and management regularly seeks guidance and perspective from him given his extensive industry experience. Mr. Lehman owns significant shares of other financial institutions, some of which may compete with us. These affiliations may create conflicts of interest that could incentivize him to take or approve actions with respect to other institutions that may have a negative impact on us (e.g. marketing efforts, product pricing, lending policies, business combination transactions, etc.).  While we believe Mr. Lehman’s significant investment in the Company provides some protection in this regard, Mr. Lehman’s interests may not directly align with the interests of other holders of our common stock.

If Mr. Lehman acquires more than 66.67% of the Company’s outstanding shares of common stock, it will cause the acceleration of benefits under certain of our employment and benefit agreements, which will cause us to incur additional compensation expenses.

Certain of our employment and benefit agreements include customary provisions that provide for additional or accelerated compensation in the event of a change of control of the Company. If Mr. Lehman acquires more than 66.67% of the Company’s outstanding shares of common stock, it will cause the acceleration of benefits under some of these agreements. As described above, Mr. Lehman owned approximately 52.39% of our outstanding common stock as of December 14, 2020.

Our stock incentive plan provides for “single-trigger” acceleration of change of control benefits, which means certain employees will receive benefits upon a change of control of the Company, regardless of whether the change of control affects their employment with the Company or any successor. These change of control benefits include accelerated vesting of restricted stock awards. If Mr. Lehman’s ownership of the Company’s common stock had exceeded 66.67% as of December 31, 2020, we would have recognized approximately $837,000 in related compensation expenses in 2020.

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

During 2019, the Company received approval from state and federal regulators allowing the Bank to pay a special dividend, totaling $1,000,000, to the Company for the purpose of servicing the Company’s trust preferred securities and subordinated debt.

During 2020, the Company received approval from state and federal regulators allowing the Bank to pay two special dividends, totaling $1,250,000, to the Company for the purpose of servicing the Company’s trust preferred securities and subordinated debt.

Holders

At March 1, 2021, there were 1,466,800 shares of common stock outstanding held by approximately 940 shareholders of record.

For information concerning the Company’s Equity Compensation Plans, see Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Purchases of Equity Securities

The Company did not repurchase any of its common stock during 2020 or 2019.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

·	changes in assumptions underlying the establishment of allowances for loan losses, and other estimates;

·	the risks of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

·	the effects of future economic, business and market conditions;

·	legislative and regulatory changes, including the Dodd-Frank Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverages;

·	our inability to maintain our regulatory capital position;

·	the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions despite security measures implemented by the Company;

·	changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, soundness of other financial institutions with which we do business;

·	risks inherent in making loans such as repayment risks and fluctuating collateral values;

·	changes in operations of the Mortgage Company as a result of the activity in the residential real estate market;

·	exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;

·	governmental monetary and fiscal policies;

·	changes in accounting policies, rules and practices;

·	reliance on our management team, including our ability to attract and retain key personnel;

·	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

·	demand, development and acceptance of new products and services;

·	problems with technology utilized by us;

·	natural disasters, war, terrorist activities, pandemics, and their effects on economic and business environments in which the Company operates;

·	adverse effects due to COVID-19 on the Company and its customers, counterparties, employees, and third-party service providers, and the adverse impacts to our business, financial position, results of operations, and prospects;

·	changing trends in customer profiles and behavior; and

·	other factors described from time to time in our reports filed with the SEC.

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

General

The Company’s primary source of earnings is net interest income and income from mortgage banking activities, and its principal market risk exposure is interest rate risk. The Company is not able to predict market interest rate fluctuations and its asset/liability management strategy may not prevent interest rate changes from having a material adverse effect on the Company’s results of operations and financial condition.

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

Response to COVID-19

As the circumstances with the COVID-19 pandemic began to unfold, the Company rapidly mobilized over 80% of non-branch team members to work-from-home, went to drive-thru only at our branches with lobby access by appointment, and actively worked with borrowers to defer loan payments to allow operations to return to some level of normalcy. With the continued uncertainty around the COVID-19 pandemic, we continue to take the necessary measures to protect the health and wellbeing of our employees and customers as well as working with our borrowers who continue to be impacted by the COVID-19 pandemic. We continue to believe that we are well positioned to weather the economic storm created by the COVID-19 pandemic and have built the balance sheet around a philosophy of prudent risk taking.

Small Business Administration Paycheck Protection Program

The Company was successful in getting SBA PPP funds out to our community under the CARE Act, which was designed to protect jobs and provide economic relief to small businesses that were negatively impacted by the COVID-19 pandemic. Through December 31, 2020, the Bank had funded approximately $185 million in PPP loans, which provided essential funds to over 1,500 businesses and nonprofits and protected more than 20,000 jobs in our community. As of December 31, 2020, the Bank had submitted 413 applications to the SBA for forgiveness totaling $63,251,000 and received proceeds of approximately $47,987,000 on 345 of those applications. The Bank is participating in the second round of PPP funding approved by Congress and signed into law by the President of the United States of America on December 27, 2020. The Bank expects the approval for forgiveness on PPP loans to pick up in the first half of 2021. This will result in the recognition of unamortized deferred fee income, net of deferred cost, associated with the PPP loans to occur at a higher rate in the first half of 2021 when compared to the second half of 2020.

Supporting customers through payment deferrals

In response to the COVID-19 pandemic, we began deferring payments for up to six months for impacted customers under the CARES Act, as amended by the CAA, which permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. As of December 31, 2020, the Company had approximately $38.0 million in loans still under their modified terms. The Company’s modification program primarily included payment deferrals and interest only modifications. Below is a breakdown of the loan portfolio showing the percentage of loans deferred in each category at the dates indicated (dollars in thousands):

	December 31, 2020			September 30, 2020
	Balance	Deferred Loans(2)		Deferred Loans(2)
Loan Type	2020(1)	$ Def	% Def	$ Def	% Def
C&I + Owner occupied commercial real estate	$144,198	$8,988	6.23%	$27,715	19.22%
Nonowner occupied commercial real estate	131,440	26,835	20.42%	44,652	33.97%
Acquisition, development and construction	29,569	-	0.00%	5,534	18.72%
Total commercial loans	305,207	35,823	11.74%	77,901	25.52%
Consumer/Residential	86,580	2,205	2.55%	6,434	7.43%
Student	29,657	-	0.00%	-	0.00%
Other	2,885	-	0.00%	-	0.00%
Total loans	$424,329	$38,028	8.96%	$84,335	19.87%

(1) The table excludes PPP loans of $136,674 as the inclusion of these loans dilutes the impact of the deferral program.
(2) The SBA provided a financial reprieve to small business as a result of the COVID-19 pandemic. The SBA automatically paid the principal, interest, and fees on current SBA 7(a) loans for a period of six months. These loans have been excluded from the September 30, 2020 metrics; however, as of December 31, 2020, six loans with a total outstanding balance of $3,407,000 went into a deferred payment status and were included in the deferred loan amount above.

Below is a breakdown of the loan portfolio showing the percentage of loans in deferral within select industry categories at the dates indicated (dollars in thousands):

	December 31, 2020			September 30, 2020
	Balance	Deferred Loans(1)		Deferred Loans(1)
Select Industries	2020	$ Def	Amount	$ Def	Amount
Hotels	$29,718	$24,979	84.05%	20,568	69.21%
Food Service	20,300	606	2.99%	7,413	36.52%
Retail(2)	20,273	3,782	18.66%	3,804	18.76%
Medical and Child Care	12,149	-	0.00%	2,724	22.42%
Real Estate and Leasing	147,103	2,833	1.93%	29,329	19.94%
Arts and Entertainment	7,602	2,024	26.62%	5,968	78.51%
Total	$237,145	$34,224	14.43%	$69,806	29.44%

(1) The SBA provided a financial reprieve to small business as a result of the COVID-19 pandemic. The SBA automatically paid the principal, interest, and fees on current SBA 7(a) loans for a period of six months. These loans have been excluded from the September 30, 2020 metrics; however, as of December 31, 2020, six loans with a total outstanding balance of $3,407,000 went into a deferred payment status and were included in the deferred loan amount and number above.
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

From March 31, 2020 through December 31, 2020, the Company did not experience excessive demand for deposit withdrawals or advances under lines of credit; however, the Company did experience significant growth in low cost relationship deposits (i.e. noninterest bearing, NOW, money market and savings). This growth in low cost relationship deposits was the result of the Company converting a significant portion of non-customer PPP loan applicants into customers and the migration of customer funds from time deposits into money market deposits during the periods. During this period, the Company acquired $45,120,000 in funds through the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) to support the origination of PPP loans. As of December 31, 2020, the PPPLF totaled $41,529,000. As a result of the growth in low cost relationship deposits, the Company prepaid its remaining $31,000,000 in FHLB advances during the three month period ended December 31, 2020.

As of December 31, 2020, the Company had on balance sheet liquid assets of $84,295,000, which the Company believes are sufficient to cover its current liquidity needs. However, if the need were to arise the Company could access liquidity of approximately $95,145,000 in the PPPLF through March 31, 2021, it could pledge additional collateral to the FHLB in order to increase its available borrowing capacity up to 25% of assets, it could access the two federal funds lines of credit with correspondent banks totaling $15,000,000, and it could add additional funding through raising internet listing service and brokered time deposits. There were no borrowings with the FHLB or against the lines of credit at December 31, 2020.

Capital Risk Management

The Bank remains in a strong, well-capitalized position with a common equity Tier 1 capital ratio of 13.35%, a Tier 1 risk-based capital ratio of 13.35%, a total risk-based capital ratio of 14.20% and a leverage ratio of 9.28% as of December 31, 2020. The most significant risk to capital as a result of the COVID-19 pandemic is the risk of default within our loan portfolio and the potential loan losses as a result of those defaults. The Company has taken several steps to mitigate this risk to our capital by building a diversified loan portfolio over the years to be capable of sustaining through a crisis, working with our customers during this time to defer loan payments for up to six months to allow time for economic stabilization and participating in the SBA PPP loan program to help provide much needed funds to our borrowers and the community. While there will be pressure on capital levels as a result of the COVID-19 pandemic, the Company believes the actions we are taking will protect our capital levels and allow the Company to support all stakeholders through this difficult time.

While the long-term economic impacts from the COVID-19 pandemic are unknown at this time, we believe that our culture of disciplined and conservative risk taking across the balance sheet has the Company well positioned to not only carry through the current crisis but to be a pillar of support for our employees, our customers, and our communities.

Results of Operations

The following presents management’s discussion and analysis of the financial condition of the Company at December 31, 2020 and 2019, and results of operations for the Company for the years ended December 31, 2020 and 2019. This discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

Summary

The Company recorded net income of $8,554,000, or $5.86 per fully diluted share, in 2020, compared to net income of $4,477,000, or $3.10 per fully diluted share, in 2019.

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

	Year Ended December 31,
	2020	2019	Change
	(dollars in thousands)
Average interest-earning assets	$626,868	$494,003	$132,865
Interest income	$25,826	$23,487	$2,339
Yield on interest-earning assets	4.12%	4.75%	(0.63%)
Average interest-bearing liabilities	$420,516	$360,560	$59,956
Interest expense	$4,433	$5,330	$(897)
Cost of interest-bearing liabilities	1.05%	1.48%	(0.42%)
Net interest income	$21,393	$18,157	$3,236
Net interest margin	3.41%	3.68%	(0.26%)

Interest income on earning assets increased by $2,339,000 compared to the same period in 2019 as a result of the following:

·	During 2020, the Company originated $185,137,000 in PPP loans which resulted in SBA fees of $6,584,000. The SBA fee is being amortized, based on the term of the loan through net income, net of $1,052,000 in deferred costs associated with the origination of the PPP loans. The recognition of the fees, net of deferred costs, will be accelerated as loans are forgiven by the SBA. As of December 31, 2020, the Bank had recognized through interest income $2,762,000 in SBA fee income, net of deferred costs as a result of normal amortization and the receipt of $47,987,000 in funds from loans forgiven by the SBA.

·	The yield on average earning assets contracted by 63 basis points to 4.12% for the year-ended December 31, 2020 vs. 4.75% for the year-ended December 31, 2019, primarily because of the 150 basis points Federal Reserve rate cut in March 2020 and the significant level of PPP loans originated by the Bank during 2020.

Interest expense on interest-bearing liabilities decreased by $897,000 compared to the same period in 2019 as a result of the following:

·	The cost of interest bearing liabilities dropped by 42 basis points to 1.05% for the year-ended December 31, 2020 compared to 1.48% for the year-ended December 31, 2019, as a result of the Company’s continued efforts to build low cost relationship deposits and its disciplined approach to deposit pricing. Low cost relationship deposits grew by $86,372,000, or 49.42%, from December 31, 2019, while higher cost time deposits decreased by $32,275,000, or 23.52%, from December 31, 2019.

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

Average Balance Sheets, Income and Expense, Yields and Rates

	Year Ended December 31, 2020			Year Ended December 31, 2019
		Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$162,160	$5,826	3.59%	$40,772	$1,935	4.75%
Real estate – residential	87,554	4,304	4.92%	89,542	4,896	5.47%
Real estate – commercial	227,979	11,094	4.87%	216,482	11,090	5.12%
Real estate – construction	32,789	1,450	4.42%	34,932	1,624	4.65%
Student loans	31,646	1,339	4.23%	36,312	1,792	4.94%
Consumer	2,834	190	6.70%	2,261	169	7.47%
Gross loans	544,962	24,203	4.44%	420,301	21,506	5.12%
Investment securities	41,140	983	2.39%	44,853	1,117	2.49%
Loans held for sale	18,415	581	3.16%	13,279	539	4.06%
Federal funds and other	22,351	59	0.26%	15,570	325	2.09%
Total interest earning assets	626,868	25,826	4.12%	494,003	23,487	4.75%
Allowance for loan losses	(3,618)			(3,064)
Cash and due from banks	9,607			9,960
Premises and equipment, net	12,735			13,464
Other assets	20,683			18,843
Total assets	$666,275			$533,206

Interest bearing deposits
Interest checking	56,817	96	0.17%	48,123	85	0.18%
Money market	133,386	830	0.62%	101,037	838	0.83%
Savings	28,554	48	0.17%	23,381	40	0.17%
Certificates	130,643	2,124	1.63%	150,513	2,889	1.92%
Total deposits	349,400	3,098	0.89%	323,054	3,852	1.19%
Borrowings
Long-term debt - trust
preferred securities	8,773	228	2.60%	8,779	372	4.24%
FHLB advances	27,785	603	2.17%	22,693	692	3.05%
Subordinated debt, net	5,610	403	7.18%	5,578	403	7.22%
Other borrowings	28,948	101	0.35%	456	11	2.41%
Total interest bearing liabilities	420,516	4,433	1.05%	360,560	5,330	1.48%
Noninterest bearing deposits	192,660			127,667
Other liabilities	5,527			4,868
Total liabilities	618,703			493,095
Equity capital	47,572			40,111
Total liabilities and capital	$666,275			$533,206

Net interest income before
provision for loan losses		$21,393			$18,157
Interest spread - average yield
on interest earning assets,
less average rate on
interest bearing liabilities			3.06%			3.27%
Net interest margin
(net interest income
expressed as a percentage
of average earning assets)			3.41%			3.68%

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

	2020 vs. 2019
	Increase (Decrease)
	Due to Changes in
	Volume	Rate	Total
Interest income
Loans	$3,925	$(1,228)	$2,697
Investment securities	(90)	(44)	(134)
Loans held for sale	99	(57)	42
Fed funds sold and other	264	(530)	(266)
Total interest income	4,198	(1,859)	2,339

Interest expense
Deposits
Interest checking	14	(3)	11
Money market accounts	(36)	28	(8)
Savings accounts	9	(1)	8
Certificates of deposit	(354)	(411)	(765)
Total deposits	(367)	(386)	(754)
Borrowings
Long-term debt	-	(144)	(144)
FHLB Advances	312	(401)	(89)
Subordinated debt, net	-	-	-
Other borrowings	90	-	90
Total interest expense	36	(932)	(897)
Net interest income	$4,162	$(927)	$3,236

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

The Company recorded a provision for loan losses of $950,000 for the year ended December 31, 2020, as a result of growth in the loan portfolio and an increase in the qualitative factors due to the anticipated economic impact of COVID-19. The increase in the qualitative factors due to COVID-19 were a result of deterioration in local economic factors such as the higher levels of unemployment and the increased credit risk due to loan payment deferrals under the CARES Act. The Company believes the current level of allowance for loan loss reserves are adequate to cover incurred losses. However, the full economic impact of the COVID-19 pandemic remains unknown and the Company will continue to monitor the loan portfolio for indicators that would warrant additional provisions for loan losses through 2021 and beyond. The Company recorded a provision for loan losses of $135,000 for the year ended December 31, 2019 because of an increase in the specific reserves associated with a relationship evaluated individually for impairment.

For more financial data and other information about the provision for loan losses refer to section, “Balance Sheet Analysis” under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 4 “Allowance for Loan Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, gains and losses on sale of mortgage loans and securities held for sale. The most significant noninterest income item has been mortgage banking income, net of commissions, representing 79% for the year ended December 31, 2020 and 64% for the year ended December 31, 2019.

	For the Year Ended
	December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Service charges and fees	$2,073	$2,099	$(26)	(1.2%)
Mortgage banking income, net	9,732	5,039	4,693	93.1%
Gain on sale of asset held for sale	1	-	1	100.0%
Gain on sale of investment securities	12	101	(89)	(88.1%)
Gain on sale of SBA loans	86	288	(202)	(70.1%)
Other	341	381	(40)	(10.5%)
Total noninterest income	$12,245	$7,908	$4,337	54.8%

·	The increase in mortgage banking income, net is a result of increased loan originations and sales compared to the prior year due to the low rate environment.

·	The Company sold approximately $8,000,000 and $6,500,000 in investment securities resulting in a net gain of $12,000 and $101,000 during the years ended December 31, 2020 and 2019, respectively.

·	The Company made the decision not to sell any SBA loan guarantee strips after the first quarter of 2020 which resulted in the recognition of $86,000 for the year ended December 31, 2020, compared to the recognition of $288,000 gain on sale for the year ended December 31, 2019.

Noninterest expense

Noninterest expense includes all expenses of the Company with the exception of interest expense on deposits and borrowings, provision for loan losses and income taxes. Some of the primary components of noninterest expense are salaries and benefits, occupancy and equipment costs and professional and outside services. Over the last two years, the most significant noninterest expense item has been salaries and benefits, representing 62% and 60% of noninterest expense in 2020 and 2019, respectively.

	For the Year Ended
	December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Salaries and benefits	$12,920	$12,241	$679	5.5%
Occupancy	1,290	1,346	(56)	(4.2%)
Equipment	881	852	29	3.4%
Write down of assets held for sale	-	22	(22)	(100.0%)
Supplies	188	193	(5)	(2.6%)
Professional and outside services	3,104	3,036	68	2.2%
Advertising and marketing	365	293	72	24.6%
Foreclosed assets, net	(149)	17	(166)	(976.5%)
FDIC insurance premium	217	158	59	37.3%
Loss on debt extinguishment	696	-	696	100%
Other operating expense	2,137	2,131	6	0.3%
Total noninterest expense	$21,649	$20,289	$1,360	6.7%

·	The increase in salaries and benefits expense of $679,000 was primarily driven by an increase in expenses related to mortgage production, as well as an increase in employee count to support several initiatives including expanding treasury management services, supporting information technology growth, and resources supporting PPP loan administration. These increases were offset by the deferral of $1,052,000 in salary and benefits costs associated with the origination of over 1,500 PPP loans during 2020. The deferred costs will be recognized over the life of the PPP loans as a component of interest income along with the origination fees. This level of deferred costs is not expected to be recognized in future quarters and the recognition of the deferred costs and fees will accelerate as PPP loans are forgiven or repaid.

·	The decrease in foreclosed assets, net expense was the result of the sale of two foreclosed properties resulting in a gain of $175,000 during 2020.

·	The increase in the FDIC insurance premium is related to the receipt of the small bank credit from the FDIC during 2019.

·	The Loss on debt extinguishment during 2020 was the result of the Company prepaying the $31,000,000 outstanding of its FHLB advances during three month period ended December 31, 2020. This pre-payment resulted in the recognition of approximately $696,000 in prepayment fees. The pre-payment of the advances will save the Company approximately $983,000 in interest expense over the remaining life of those advances, and will save approximately $519,000 in interest expense during 2021.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent difference and available tax credits. Income tax expense for the years ended December 31, 2020 and 2019, was $2,485,000 and $1,164,000, respectively, resulting in an effective tax rate of 22.5% and 20.6%, respectively. The increase in the effective tax rate was primarily related to a reduction in the tax credit received related to state taxes attributed to the Company and the mortgage banking segment. The Bank is not subject to Virginia income taxes, and instead is subject to a franchise tax based on bank capital.

The Company has a net deferred tax asset which is included in other assets on the balance sheet. For more financial data and other information about income taxes refer to Note 1 “Summary of Significant Accounting Policies” and Note 9 “Income Taxes” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Balance Sheet Analysis

Investment securities

At December 31, 2020 and 2019, all of our investment securities were classified as available for sale.

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

Approximately 62% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. Approximately 5% of the loan portfolio consists of rehabilitated student loans purchased by the Bank from 2014 to 2017 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 32% of all loans. Loans in this category are typically made to individuals and small and medium-sized businesses, and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

The following tables present the composition of our loan portfolio at the dates indicated (dollars in thousands).

	December 31, 2020		December 31, 2019
	Amount	%	Amount	%
Construction and land development
Residential	$8,103	1.44%	$7,887	1.84%
Commercial	21,466	3.82%	24,063	5.60%
	29,569	5.26%	31,950	7.44%
Commercial real estate
Owner occupied	99,784	17.79%	98,353	22.91%
Non-owner occupied	121,184	21.60%	116,508	27.14%
Multifamily	9,889	1.75%	13,332	3.10%
Farmland	367	0.07%	156	0.04%
	231,224	41.21%	228,349	53.19%
Consumer real estate
Home equity lines	18,394	3.28%	21,509	5.01%
Secured by 1-4 family residential,
First deed of trust	57,089	10.18%	55,856	13.01%
Second deed of trust	11,097	1.98%	10,411	2.43%
	86,580	15.44%	87,776	20.45%
Commercial and industrial loans
(except those secured by real estate)	181,088	32.28%	45,074	10.50%
Guaranteed student loans	29,657	5.29%	33,525	7.81%
Consumer and other	2,885	0.52%	2,621	0.61%

Total loans	561,003	100.0%	429,295	100.0%
Deferred fees and costs, net	(2,048)		764
Less: allowance for loan losses	(3,970)		(3,186)
	$554,985		$426,873

The Bank originated $185,137,000 in PPP loans as of December 31, 2020. These loans have provided essential funds to approximately 1,500 businesses and nonprofits and protected more than 20,000 jobs in our community. The Bank is participating in the second round of PPP funding approved by Congress and signed into law by the President of the United States of America on December 27, 2020. The processing fees earned on the PPP loans will help to support the Bank’s loan deferral program and potential credit losses associated with the COVID-19 pandemic. Below is a breakdown of PPP loans by loan size as of December 31, 2020 (dollars in thousands):

Loan Size	# of Loans	$ of Loans
< $350,000	1,172	$72,526
$350,000 - $2 million	57	41,046
> $2 million	6	23,102
Total	1,235	$136,674

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

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands).

	December 31,
	2020	2019
Nonaccrual loans	$1,577	$1,868
Foreclosed properties	336	526
Total nonperforming assets	$1,913	$2,394

Restructured loans (not included in nonaccrual loans above)	$6,550	$7,059

Loans past due 90 days and still accruing (1)	$2,193	$2,567

Nonperforming assets to loans (2)	0.34%	0.56%

Nonperforming assets to total assets	0.27%	0.44%

Allowance for loan losses to nonaccrual loans	251.75%	170.57%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

Nonperforming assets totaled $1,913,000 at December 31, 2020, compared to $2,394,000 at December 31, 2019. Nonperforming assets at December 31, 2020 consisted primarily of $1,577,000 in nonaccrual loans, compared to $1,868,000 at December 31, 2019

The following table presents an analysis of the changes in nonperforming assets for 2020 (in thousands).

	Nonaccrual
	Loans	OREO	Total
Balance December 31, 2019	$1,868	$526	$2,394
Additions	1,446	-	1,446
Loans placed back on accrual	(1,080)	-	(1,080)
Transfers to OREO	-	-	-
Repayments	(191)	-	(191)
Charge-offs	(466)	(16)	(482)
Sales	-	(174)	(174)
Balance December 31, 2020	$1,577	$336	$1,913

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

There were no specific allowances associated with the total nonaccrual loans of $1,577,000 at December 31, 2020 that were considered impaired. This compares to $1,868,000 in nonaccrual loans at December 31, 2019 of which one loan had specific allowances for loan losses of $135,000. This loan was charged off during 2020.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $84,000 and $136,000 for 2020 and 2019, respectively. Student loans totaling $2,193,000 and $2,567,000 at December 31, 2020 and 2019, respectively, were past due 90 days or more and interest was still being accrued as principal and interest on such loans have a 98% guarantee by the DOE. The 2% not covered by the DOE guarantee is provided for in the allowance for loan losses.

Deposits

The following table gives the composition of our deposits at the dates indicated (dollars in thousands).

	December 31, 2020		December 31, 2019
	Amount	%	Amount	%
Demand accounts	$222,305	37.8%	$131,228	29.6%
Interest checking accounts	70,342	11.9%	48,427	10.9%
Money market accounts	152,726	26.0%	99,955	22.6%
Savings accounts	38,083	6.5%	26,396	6.0%
Time deposits of $250,000 and over	16,014	2.7%	22,327	5.0%
Other time deposits	88,912	15.1%	114,875	25.9%
Total	$588,382	100.0%	$443,208	100.0%

Total deposits increased by $145,174,000, or 32.76%, from December 31, 2019. Variances of note are as follows:

·	Noninterest bearing demand account balances increased $91,077,000 from December 31, 2019, and represented 37.78% of total deposits at December 31, 2020 compared to 29.61% as of December 31, 2019. The increase in noninterest bearing deposits from December 31, 2019 was primarily a result of the Bank converting a significant portion of non-customer PPP loan applicants into customers.

·	Low cost relationship deposits (i.e. interest checking, money market, and savings) balances increased $86,372,000, or 49.42%, from December 31, 2019. The increase in these accounts during 2020 was primarily a result of continued growth in accounts from non-customer PPP loan applicants and the migration of customer funds from time deposits.

·	Time deposits decreased by $32,275,000, or 23.52%, from December 31, 2019. The decrease in time deposits was a result of our disciplined approached to deposit pricing to reduce our overall cost of funds and the migration of customers from time deposits to lower cost deposit products.

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

Borrowings

The Company prepaid all $31 million of its outstanding FHLB advances during the three month period ended December 31, 2020. This pre-payment resulted in the recognition of a loss on debt extinguishment of approximately $696,000. The pre-payment of the advances will save the Company approximately $983,000 in interest expense over the remaining life of those advances, and will save approximately $519,000 in interest expense during 2021.

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

Capital resources

Shareholders’ equity at December 31, 2020 was $51,996,000, compared to $42,914,000 at December 31, 2019. The $9,082,000 increase in shareholders’ equity during 2020 is primarily due to net income for the year of $8,554,000.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands).

	December 31,
	2020	2019
Tier 1 capital
Total bank equity capital	$62,183	$53,768
Net unrealized gain on available-for-sale securities	(466)	(186)
Defined benefit postretirement plan	36	44
Disallowed deferred tax asset	-	(759)
Total Tier 1 capital	61,753	52,867

Tier 2 capital
Allowance for loan losses	3,970	3,186
Tier 2 capital deduction	-	(1,400)
Total Tier 2 capital	3,970	1,786

Total risk-based capital	65,723	54,653

Risk-weighted assets	$462,690	$435,082

Average assets	$665,172	$545,567

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	9.28%	9.69%
Common equity tier 1 capital ratio (CET 1)	13.35%	12.15%
Tier 1 capital to risk-weighted assets	13.35%	12.15%
Total capital to risk-weighted assets	14.20%	12.56%
Equity to total assets	8.81%	10.00%

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

At December 31, 2020 and 2019, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $84,295,000 and $66,904,000, or 11.94% and 12.38% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were no borrowings against at December 31, 2020 and $5,317,000 borrowings against the lines at December 31, 2019.

We are also a member of the Federal Home Loan Bank of Atlanta (“FHLB”), from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2020 was $50.3 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets.

We also have access to the Federal Reserve’s PPPLF, from which applications for borrowings can be made. The Federal Reserve requires that PPP loans be pledged to secure any advances from the PPPLF. The Company currently has $41,529,000 in borrowings against the PPPLF and an unused borrowing capacity of $95,145,000 based on unpledged PPP loans available to secure any future borrowings. The Company has access to this facility until March 31, 2021 at which time the Federal Reserve will no longer take requests for borrowings.

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At December 31, 2020, we had commitments to originate $150,974,000 of loans. Fixed commitments to incur capital expenditures were approximately $400,000 at December 31, 2020. Certificates of deposit scheduled to mature or reprice in the 12-month period ending December 31, 2021 total $75,413,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

LIBOR and Other Benchmark Rates

Following the announcement by the U.K.’s Financial Conduct Authority in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021, central banks and regulators around the world have commissioned working groups to find suitable replacements for Interbank Offered Rates (“IBOR”) and other benchmark rates and to implement financial benchmark reforms more generally. These actions have resulted in uncertainty regarding the use of alternative reference rates (“ARRs”) and could cause disruptions in a variety of markets, as well as adversely impact our business, operations and financial results.

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

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses and income taxes. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

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

To the Shareholders and Board of Directors

Village Bank and Trust Financial Corp.

Midlothian, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Village Bank and Trust Financial Corp. and its subsidiary (the Corporation) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

As described in Note 1 – Summary of Significant Accounting Policies and Note 4 – Allowance for Loan Losses to the consolidated financial statements, the Corporation maintains an allowance for loan losses that represents management’s best estimate of probable losses inherent in the loan portfolio. For loans that are not specifically identified for impairment, management determines the allowance for loan losses based on historical loss experience adjusted for qualitative factors. Qualitative adjustments to the historical loss experience are established by applying a loss percentage to the loan segments established by management based on their assessment of shared risk characteristics within groups of similar loans.

Qualitative factors are determined based on management’s continuing evaluation of inputs and assumptions underlying the quality of the loan portfolio. Management evaluates qualitative factors by loan segment, primarily considering changes in lending policies and procedures, current economic conditions, the nature and volume of loans, the experience and depth of the lending team, delinquency trends, the loan review system, collateral values, the existence and effect of concentrations, and other external factors. Qualitative factors contribute significantly to the allowance for loan losses.  Management exercised significant judgment when assessing the qualitative factors in estimating the allowance for loan losses. We identified the assessment of the qualitative factors as a critical audit matter as auditing the qualitative factors involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

The primary audit procedures we performed to address this critical audit matter included:

•	Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:

o	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.

o	Evaluating the reasonableness of management’s judgments related to the determination of qualitative factors.

o	Evaluating the qualitative factors for directional consistency and for reasonableness.

o	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2018.

Richmond, Virginia

March 19, 2021

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Balance Sheets

December 31, 2020 and 2019

(in thousands, except share and per share data)

	2020	2019
Assets
Cash and due from banks	$12,709	$19,967
Federal funds sold	30,742	-
Total cash and cash equivalents	43,451	19,967
Investment securities available for sale, at fair value	40,844	46,937
Restricted stock, at cost	825	2,035
Loans held for sale	34,421	12,722
Loans
Outstandings	561,003	429,295
Allowance for loan losses	(3,970)	(3,186)
Deferred fees and costs, net	(2,048)	764
Total loans, net	554,985	426,873
Other real estate owned, net of valuation allowance	336	526
Assets held for sale	-	514
Premises and equipment, net	11,779	12,036
Bank owned life insurance	7,806	7,612
Accrued interest receivable	4,943	2,597
Other assets	6,846	8,494

Total Assets	$706,236	$540,313

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$222,305	$131,228
Interest bearing	366,077	311,980
Total deposits	588,382	443,208
Federal Home Loan Bank advances	-	29,000
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,628	5,595
Other borrowings	41,529	5,317
Accrued interest payable	194	221
Other liabilities	9,743	5,294
Total liabilities	654,240	497,399

Shareholders' equity
Common stock, $4 par value, 10,000,000 shares authorized;
1,466,516 shares issued and outstanding at December 31, 2020 and 1,435,009 shares issued and outstanding at December 31, 2019	5,794	5,779
Additional paid-in capital	54,510	54,285
Accumulated deficit	(8,738)	(17,292)
Stock in directors rabbi trust	(771)	(856)
Directors deferred fees obligation	771	856
Accumulated other comprehensive income	430	142
Total shareholders' equity	51,996	42,914

Total liabilities and shareholders' equity	$706,236	$540,313

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2020 and 2019

(in thousands, except per share data)

	2020	2019
Interest income
Loans	$24,784	$22,045
Investment securities	983	1,117
Federal funds sold	59	325
Total interest income	25,826	23,487

Interest expense
Deposits	3,098	3,852
Borrowed funds	1,335	1,478
Total interest expense	4,433	5,330

Net interest income	21,393	18,157
Provision for loan losses	950	135
Net interest income after provision for loan losses	20,443	18,022

Noninterest income
Service charges and fees	2,073	2,099
Mortgage banking income, net	9,732	5,039
Gain on sale of asset held for sale	1	-
Gain on sale of investment securities, net	12	101
Gain on sale of Small Business Administration loans	86	288
Other	341	381
Total noninterest income	12,245	7,908

Noninterest expense
Salaries and benefits	12,920	12,241
Occupancy	1,290	1,346
Equipment	881	852
Write down of assets held for sale	-	22
Supplies	188	193
Professional and outside services	3,104	3,036
Advertising and marketing	365	293
Foreclosed assets, net	(149)	17
FDIC insurance premium	217	158
Loss on debt extinguishment	696	-
Other operating expense	2,137	2,131
Total noninterest expense	21,649	20,289

Income before income tax expense	11,039	5,641
Income tax expense	2,485	1,164

Net income	8,554	4,477

Earnings per share, basic	$5.86	$3.10
Earnings per share, diluted	$5.86	$3.10

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2020 and 2019

(in thousands)

	2020	2019
Net income	$8,554	$4,477
Other comprehensive income
Unrealized holding gains arising during the period	365	1,218
Tax effect	(77)	(256)
Net change in unrealized holding gains on securities available for sale, net of tax	288	962

Reclassification adjustment
Reclassification adjustment for gains realized in income	(12)	(101)
Tax effect	3	21
Reclassification for gains included in net income, net of tax	(9)	(80)

Minimum pension adjustment	14	14
Tax effect	(5)	(5)
Minimum pension adjustment, net of tax	9	9

Total other comprehensive income	288	891

Total comprehensive income	$8,842	$5,368

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2020 and 2019
(in thousands)
						Directors	Accumulated
		Additional		Common	Stock in	Deferred	Other
	Common	Paid-in	Accumulated	Stock	Directors	Fees	Comprehensive
	Stock	Capital	Deficit	Warrant	Rabbi Trust	Obligation	Income (Loss)	Total
Balance, December 31, 2018	$5,707	$53,212	$(21,769)	$732	$(883)	$883	$(749)	$37,133
Restricted stock redemption	-	-	-	-	27	(27)	-	-
Vesting of restricted stock	72	(72)	-	-	-	-	-	-
Stock based compensation	-	413	-	-	-	-	-	413
Expiration of common stock warrant		732		(732)
Net income	-	-	4,477	-	-	-	-	4,477
Other comprehensive income	-	-	-	-	-	-	891	891
Balance, December 31, 2019	$5,779	$54,285	$(17,292)	$-	$(856)	$856	$142	$42,914

Vesting of restricted stock	15	(15)	-	-	85	(85)	-	-
Stock based compensation	-	240	-	-	-	-	-	240
Net income	-	-	8,554	-	-	-	-	8,554
Other comprehensive income	-	-	-	-	-	-	288	288
Balance, December 31, 2020	$5,794	$54,510	$(8,738)	$-	$(771)	$771	$430	$51,996

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2020 and 2019
(in thousands)
	2020	2019
Cash Flows from Operating Activities
Net income	$8,554	$4,477
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Depreciation and amortization	586	644
Amortization of debt issuance costs	32	32
Deferred income taxes	2,393	1,197
Provision for loan losses	950	135
Write-down of other real estate owned	16	40
Gain on sale of investment securities	(12)	(101)
Gain on sales of loans held for sale	(11,703)	(6,205)
Gain on sale of assets held for sale	(1)	-
Gain on sale of other real estate owned	(175)	-
Losses on debt extinguishment	696	-
Stock compensation expense	240	413
Proceeds from sale of mortgage loans	361,393	203,108
Origination of mortgage loans held for sale	(371,389)	(203,497)
Amortization of premiums and accretion of discounts on securities, net	209	218
Increase in bank owned life insurance	(194)	(171)
Net change in:
Interest receivable	(2,346)	65
Other assets	(810)	(2,366)
Interest payable	(27)	-
Other liabilities	4,449	2,156
Net cash (used in) provided by operating activities	(7,139)	145

Cash Flows from Investing Activities
Purchases of available for sale securities	(11,914)	(13,352)
Proceeds from the sale of available for sale securities	7,936	6,491
Proceeds from the sale of assets held for sale	515	-
Proceeds from maturities, calls and paydowns of available for sale securities	10,227	5,177
Net increase in loans	(129,062)	(14,916)
Proceeds from sale of other real estate owned	349	-
Purchases of premises and equipment, net	(329)	(225)
Redemptions (purchase) of restricted stock, net	1,210	(374)
Net cash used in investing activities	(121,068)	(17,199)

Cash Flows from Financing Activities
Net increase in deposits	145,174	4,161
Proceeds from issuance (repayments) of Federal Home Loan Bank advances	(29,696)	8,000
Net increase in other borrowings	36,213	5,317
Net cash provided by financing activities	151,691	17,478

Net increase in cash and cash equivalents	23,484	424
Cash and cash equivalents, beginning of period	19,967	19,543

Cash and cash equivalents, end of period	$43,451	$19,967

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$5,156	$3,958
Supplemental Schedule of Non-Cash Activities
Unrealized gains on securities available for sale	$353	$1,117
Right of use assets obtained in exchange for new operating lease liabilities	$303	$1,405
Minimum pension adjustment	$14	$14

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheets dates and revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses and its related provision, including impaired loans, the valuation of deferred tax assets, and the estimate of the fair value of assets held for sale.

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

Restricted stock, at cost. The Company is required to maintain an investment in the capital stock of certain correspondent banks. The Company’s investment in these securities is recorded at cost.

Interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Mortgage Banking and Derivatives

Loans held for sale. The Company, through the Bank’s mortgage banking subsidiary, the Mortgage Company, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. During the first quarter of 2020, the Company elected to begin using fair value accounting for its entire portfolio of loans held for sale (“LHFS”) in accordance with Accounting Standards Codification (“ASC”) 820 - Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business and totaled $34.4 million as of December 31, 2020, of which $32.9 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2. These loans were previously carried as of December 31, 2019 at the lower of cost or estimated fair value on an aggregate basis as determined by outstanding commitments from investors and totaled $12.7 million.

Interest Rate Lock Commitments and Forward Sales Commitments. The Company, through the Mortgage Company, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments (“IRLCs”). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation.  The Company determines the fair value of IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at December 31, 2020, and totaled $1.6 million, with a notional amount of $38.9 million and total positions of 150. The fair value of IRLCs was considered immaterial at December 31, 2019. Changes in fair value are recorded as a component of mortgage banking income, net in the Consolidated Income Statement for the period ended December 31, 2020. The Company’s IRLCs are classified as Level 2. At December 31, 2020 and December 31, 2019, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

During the first quarter of 2020, the Company elected to begin using fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments is reported in “Other Liabilities” in the Consolidated Balance Sheet at December 31, 2020, and totaled $3.1 million, with a notional amount of $71.7 million and total positions of 289. The fair value of the forward sales commitments was considered immaterial at December 31, 2019.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. Our transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2020 and 2019, and the sale of residential mortgage loans in the secondary market; the extent of which are disclosed in the Consolidated Statements of Cash Flows.

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

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contractual amount of standby letters of credit, whose contract amounts represent credit risk, was approximately $4,934,000 at December 31, 2020 and approximately $6,732,000 at December 31, 2019.

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

Loan modifications made under the March 22 Joint Guidance and CARES Act, as amended by the CAA, were suspended from TDR evaluation.

Other real estate owned

Real estate acquired through or in lieu of foreclosure is initially recorded at estimated fair value less estimated selling costs establishing a new cost basis. Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. If fair value declines subsequent to foreclosure a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance was $10,000 and $52,000 at December 31, 2020 and 2019, respectively. Costs relating to the development and improvement of such property are capitalized when appropriate, whereas those costs relating to holding the property are expensed.

Assets held for sale

There were no assets held for sale at December 31, 2020. Assets held for sale at December 31, 2019 included a branch building we previously closed. The Company periodically evaluates the value of assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.

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

Supplemental Executive Retirement Plan

The Company recognizes the unfunded status of its Supplemental Executive Retirement Plan (the “SERP”) as a liability in its Consolidated Balance Sheets, measured at the projected benefit obligation as of December 31, 2020 and 2019. Net periodic pension costs are recorded each period based on actuarially determined amounts in accordance with GAAP and recognized in salaries and employment benefits in the Consolidated Statements of Income. Actuarial determinations of net periodic pension cost are based on assumptions related to discount rates, employee compensation and mortality and interest crediting rates. Other changes in the status of the plan are recorded in the year in which the changes occur through other comprehensive income.

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

Consolidated statements of cash flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks (including cash items in process of collection), interest-bearing deposits with banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash flows from loans originated by the Bank for investment and deposits are reported net. The Company did not pay income taxes in 2020 and 2019.

Comprehensive income

Total comprehensive income consists of net income and other comprehensive income. At December 31, 2020 and 2019, the accumulated other comprehensive income was comprised of unrealized gains on securities available for sale of $466,000 and $186,000 and unfunded pension liability of ($36,000) and ($44,000) net of tax, respectively.

Earnings per common share

Basic earnings per common share represent net income available to common shareholders, which represents net income less dividends paid or payable to preferred stock shareholders, divided by the weighted-average number of common shares outstanding during the period, inclusive of unvested restricted shares (Note 10). For diluted earnings per common share, net income available to common shareholders is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options, as well as any adjustment to income that would result from the assumed issuance. The effects of stock options and warrants are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Stock options and warrants are antidilutive if the underlying average market price of the stock that can be purchased for the period is less than the exercise price of the option or warrant. Potential dilutive common shares that may be issued by the Company relate solely to outstanding stock options and warrants and are determined using the treasury stock method.

Stock incentive plan

On May 26, 2015, the Company’s shareholders approved the adoption of the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (the “2015 Plan”) authorizing the issuance of up to 60,000 shares of common stock. On May 19, 2020, the Company’s shareholders approved an amendment to the 2015 Plan authorizing the issuance of up to 120,000 shares of common stock. See Note 14 for more information on the 2015 Plan.

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

Revenue recognition

The Company recognizes revenue as it is earned and noted no impact to its revenue recognition policies as a result of the adoption of ASU 2014-09. The following discussion is of revenues that are within the scope of the new revenue guidance:

·	Debit and credit interchange fee income - Card processing fees consist of interchange fees from consumer debit and credit card networks and other card related services. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur.

·	Service charges on deposit accounts - Revenue from service charges on deposit accounts is earned through deposit-related services, as well as overdraft, non-sufficient funds, account management and other deposit related fees. Revenue is recognized for these services either over time, corresponding with deposit accounts’ monthly cycle, or at a point in time for transactional related services and fees.

·	Service charges on loan accounts - Revenue from loan accounts consists primarily of fees earned on prepayment penalties. Revenue is recognized for the services at a point in time for transactional related services and fees.

·	Gains/Losses on sale of OREO - The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.

·	Gains/Losses on sale of assets held for sale – The Company records a gain or loss from the sale of assets held for sale when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of assets held for sale to the buyer, the Company assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probably. Once these criteria are met, the asset held for sale is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer.

Segments

The Company has two reportable segments: traditional commercial banking and mortgage banking. Revenues from commercial banking operations consist primarily of interest earned on loans and securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage LHFS, gains on sales of loans in the secondary mortgage market, and loan origination fee income, net of commissions paid.

The commercial banking segment provides the mortgage banking segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on the commercial banking segment’s cost of funds. Additionally, the mortgage banking segment leases premises from the commercial banking segment. These transactions are eliminated in the consolidation process. See additional information at Note 19, Segment Reporting.

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the SEC and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. While the Company is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems. The Company is currently assessing the impact that ASU 2016-13 will have on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 20201, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.The Company has a team to assess ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

In March 2020 (Revised in April 2020), various regulatory agencies, including the Federal Reserve and the FDIC, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In August 2020, a joint statement on additional loan modifications was issued. Among other things, the Interagency Statement addresses accounting and regulatory reporting considerations for loan modifications, including those accounted for under Section 4013 of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act was signed into law on March 27, 2020 to help support individuals and businesses through loans, grants, tax changes and other types of relief. The most significant impacts of the Act related to accounting for loan modifications and establishment of the Paycheck Protection Program (“PPP”). On December 21, 2020, the Consolidated Appropriates Act of 2021 (“CAA”) was passed. The CAA extends or modifies many of the relief programs first created by the CARES Act, including the PPP and treatment of certain loan modifications related to the COVID-19 pandemic. As of December 31 2020, the Company had a total of $3,259,000 in loans past due greater than 30 days all of which were rehabilitated student loans which have a 98% guarantee by the DOE of principal and interest. For more financial data and other information about loan deferrals refer to section, “Response to COVID-19” under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This interagency guidance is expected to have an impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

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

Note 2. Investment Securities Available for Sale

The amortized cost and fair value of investment securities available for sale as of December 31, 2020 and 2019 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2020
U.S. Government agency obligations	$8,048	$94	$-	$8,142
Mortgage-backed securities	23,412	645	(51)	24,006
Subordinated debt	8,795	37	(136)	8,696
	$40,255	$776	$(187)	$40,844

December 31, 2019
U.S. Government agency obligations	$14,797	$57	$(9)	$14,845
Mortgage-backed securities	25,124	204	(26)	25,302
Subordinated debt	6,779	91	(80)	6,790
	$46,700	$352	$(115)	$46,937

At December 31, 2020 and December 31, 2019, the Company had no investment securities pledged to secure borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”).

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Gross realized gains	$54	$101
Gross realized losses	(42)	-
	$12	$101

The Company sold approximately $8,000,000 and $6,500,000 in 2020 and 2019, respectively, of investment securities available for sale at a gain of $12,000 in 2020 and $101,000 in 2019. The sales of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity.

Investment securities available for sale that had an unrealized loss position at December 31, 2020 and December 31, 2019 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2020
Mortgage-backed securities	5,475	(51)	-	-	5,475	(51)
Subordinated debt	1,747	(11)	2,807	(125)	4,554	(136)
	$7,222	$(62)	$2,807	$(125)	$10,029	$(187)

December 31, 2019
U.S. Government agency obligations	$2,001	$(1)	$5,368	$(8)	$7,369	$(9)
Mortgage-backed securities	2,747	(26)	-	-	2,747	(26)
Subordinated debt	759	(6)	940	(74)	1,699	(80)
	$5,507	$(33)	$6,308	$(82)	$11,815	$(115)

As of December 31, 2020, there were $2.8 million, or five issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $125,000 and consisted of Subordinated debt.

As of December 31, 2019, there were $6.3 million, or 10 issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $82,000 and consisted of U.S. Government agency obligations, and subordinated debt.

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the declines in fair value are attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2020.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2020, by contractual maturity, are as follows (in thousands):

	Amortized
	Cost	Fair Value
Less than one year	$6,110	$6,145
One to five years	310	315
Five to ten years	10,524	10,473
More than ten years	23,311	23,911
Total	$40,255	$40,844

Note 3. Loans

Loans classified by type as of December 31, 2020 and 2019 are as follows (dollars in thousands):

	December 31, 2020		December 31, 2019
	Amount	%	Amount	%
Construction and land development
Residential	$8,103	1.44%	$7,887	1.84%
Commercial	21,466	3.82%	24,063	5.60%
	29,569	5.26%	31,950	7.44%
Commercial real estate
Owner occupied	99,784	17.79%	98,353	22.91%
Non-owner occupied	121,184	21.60%	116,508	27.14%
Multifamily	9,889	1.75%	13,332	3.10%
Farmland	367	0.07%	156	0.04%
	231,224	41.21%	228,349	53.19%
Consumer real estate
Home equity lines	18,394	3.28%	21,509	5.01%
Secured by 1-4 family residential,
First deed of trust	57,089	10.18%	55,856	13.01%
Second deed of trust	11,097	1.98%	10,411	2.43%
	86,580	15.44%	87,776	20.45%
Commercial and industrial loans
(except those secured by real estate)	181,088	32.28%	45,074	10.50%
Guaranteed student loans	29,657	5.29%	33,525	7.81%
Consumer and other	2,885	0.52%	2,621	0.61%

Total loans	561,003	100.0%	429,295	100.0%
Deferred fees and costs, net	(2,048)		764
Less: allowance for loan losses	(3,970)		(3,186)
	$554,985		$426,873

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the DOE. The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

The Bank originated $185,137,000 in loans under the SBA’s Paycheck Protection Program (“PPP”) as of December 31, 2020. These loans have provided essential funds to approximately 1,500 businesses and nonprofits and protected more than 20,000 jobs in our community. The Bank is participating in the second round of PPP funding approved by Congress and signed into law by the President of the United States of America on December 27, 2020. The processing fees earned on the PPP loans will help to support the Bank’s loan deferral program and potential credit losses associated with the COVID-19 pandemic. Below is a breakdown of PPP loans by loan size as of December 31, 2020 (dollars in thousands):

Loan Size	# of Loans	$ of Loans
< $350,000	1,172	$72,526
$350,000 - $2 million	57	41,046
> $2 million	6	23,102
Total	1,235	$136,674

Loans pledged as collateral with the FHLB as part of their lending arrangements with the Company totaled $65,587,000 and $49,736,000 as of December 31, 2020 and 2019, respectively.

The following is a summary of loans directly or indirectly with executive officers or directors of the Company for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Beginning balance	$5,323	$5,201
Additions	11,228	8,751
Effect of changes in composition of related parties	(287)	-
Reductions	(11,592)	(8,629)
Ending balance	$4,672	$5,323

Executive officers and directors also had unused credit lines totaling $1,507,000 and $2,806,000 at December 31, 2020 and 2019, respectively. Based on management’s evaluation all loans and credit lines to executive officers and directors were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (dollars in thousands):

	December 31,	December 31,
	2020	2019
Commercial real estate
Non-owner occupied	$303	$497
	303	497
Consumer real estate
Home equity lines	300	300
Secured by 1-4 family residential
First deed of trust	630	842
Second deed of trust	317	63
	1,247	1,205
Commercial and industrial loans
(except those secured by real estate)	27	166
Total loans	$1,577	$1,868

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

·	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;

·	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;

·	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and

·	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
December 31, 2020
Construction and land development
Residential	$8,103	$-	$-	$-	$8,103
Commercial	21,370	96	-	-	21,466
	29,473	96	-	-	29,569
Commercial real estate
Owner occupied	88,066	9,405	2,313	-	99,784
Non-owner occupied	116,161	4,244	779	-	121,184
Multifamily	9,889	-	-	-	9,889
Farmland	367	-	-	-	367
	214,483	13,649	3,092	-	231,224
Consumer real estate
Home equity lines	17,298	796	300	-	18,394
Secured by 1-4 family residential
First deed of trust	53,731	2,212	1,146	-	57,089
Second deed of trust	9,425	1,236	436	-	11,097
	80,454	4,244	1,882	-	86,580
Commercial and industrial loans
(except those secured by real estate)	178,217	2,602	269	-	181,088
Guaranteed student loans	29,657	-	-	-	29,657
Consumer and other	2,844	41	-	-	2,885
Total loans	$536,336	$20,632	$5,243	$-	$561,003

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
December 31, 2019
Construction and land development
Residential	$7,887	$-	$-	$-	$7,887
Commercial	23,758	-	305	-	24,063
	31,645	-	305	-	31,950
Commercial real estate
Owner occupied	90,146	8,072	135	-	98,353
Non-owner occupied	115,781	230	497	-	116,508
Multifamily	13,186	146	-	-	13,332
Farmland	71	85	-	-	156
	219,184	8,533	632	-	228,349
Consumer real estate
Home equity lines	20,486	723	300	-	21,509
Secured by 1-4 family residential
First deed of trust	53,200	1,660	996	-	55,856
Second deed of trust	10,130	167	114	-	10,411
	83,816	2,550	1,410	-	87,776
Commercial and industrial loans
(except those secured by real estate)	41,837	2,891	346	-	45,074
Guaranteed student loans	33,525	-	-	-	33,525
Consumer and other	2,621	-	-	-	2,621
Total loans	$412,628	$13,974	$2,693	$-	$429,295

The following tables present the aging of the recorded investment in past due loans as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2020
Construction and land development
Residential	$-	$-	$-	$-	$8,103	$8,103	$-
Commercial	-	-	-	-	21,466	21,466	-
	-	-	-	-	29,569	29,569	-
Commercial real estate
Owner occupied	86	-	-	86	99,698	99,784	-
Non-owner occupied	-	-	-	-	121,184	121,184	-
Multifamily	-	-	-	-	9,889	9,889	-
Farmland	-	-	-	-	367	367	-
	86	-	-	86	231,138	231,224	-
Consumer real estate
Home equity lines	-	-	-	-	18,394	18,394	-
Secured by 1-4 family residential
First deed of trust	133		-	133	56,956	57,089	-
Second deed of trust	-	57	-	57	11,040	11,097	-
	133	57	-	190	86,390	86,580	-
Commercial and industrial loans
(except those secured by real estate)	25	-	-	25	181,063	181,088	-
Guaranteed student loans	1,428	1,009	2,193	4,630	25,027	29,657	2,193
Consumer and other	1	-	-	1	2,884	2,885	-
Total loans	$1,673	$1,066	$2,193	$4,932	$556,071	$561,003	$2,193

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2019
Construction and land development
Residential	$-	$-	$-	$-	$7,887	$7,887	$-
Commercial	-	-	-	-	24,063	24,063	-
	-	-	-	-	31,950	31,950	-
Commercial real estate
Owner occupied	701	-	-	701	97,652	98,353	-
Non-owner occupied	-	-	-	-	116,508	116,508	-
Multifamily	-	-	-	-	13,332	13,332	-
Farmland	-	-	-	-	156	156	-
	701	-	-	701	227,648	228,349	-
Consumer real estate
Home equity lines	52	-	-	52	21,457	21,509	-
Secured by 1-4 family residential
First deed of trust	290	-	-	290	55,566	55,856	-
Second deed of trust	133	-	-	133	10,278	10,411	-
	475	-	-	475	87,301	87,776	-
Commercial and industrial loans
(except those secured by real estate)	773	-	-	773	44,301	45,074	-
Guaranteed student loans	1,694	1,309	2,567	5,570	27,955	33,525	2,567
Consumer and other	4	-	-	4	2,617	2,621	-
Total loans	$3,647	$1,309	$2,567	$7,523	$421,772	$429,295	$2,567

Loans greater than 90 days past due consist of student loans that are guaranteed by the DOE which covers approximately 98% of the principal and interest. Accordingly, these loans will not be placed on nonaccrual status and are not considered to be impaired.

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Loans evaluated individually for impairment include nonperforming loans, such as loans on nonaccrual, loans past due by 90 days or more, TDRs and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Impaired loans are set forth in the following table as of the dates indicated (in thousands):

	December 31, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Construction and land development
Commercial	$-	$-	$-	$337	$337	$-
	-	-	-	337	337	-
Commercial real estate
Owner occupied	2,780	2,795	-	2,089	2,104	-
Non-owner occupied	1,991	1,991	-	2,304	2,304	-
	4,771	4,786	-	4,393	4,408	-
Consumer real estate
Home equity lines	300	300	-	300	300	-
Secured by 1-4 family residential
First deed of trust	1,937	1,940	-	1,752	1,774	-
Second deed of trust	699	992	-	752	960	-
	2,936	3,232	-	2,804	3,034	-
Commercial and industrial loans
(except those secured by real estate)	141	141	-	211	373	-
	7,848	8,159	-	7,745	8,152	-
With an allowance recorded
Commercial real estate
Owner occupied	1,125	1,125	9	1,414	1,414	15
	1,125	1,125	9	1,414	1,414	15
Consumer real estate
Secured by 1-4 family residential
First deed of trust	74	74	8	78	78	9
	74	74	8	78	78	9
Commercial and industrial loans
(except those secured by real estate)	-	-	-	135	334	135
	1,199	1,199	17	1,627	1,826	159
Total
Construction and land development
Commercial	-	-	-	337	337	-
	-	-	-	337	337	-
Commercial real estate
Owner occupied	3,905	3,920	9	3,503	3,518	15
Non-owner occupied	1,991	1,991	-	2,304	2,304	-
	5,896	5,911	9	5,807	5,822	15
Consumer real estate
Home equity lines	300	300	-	300	300	-
Secured by 1-4 family residential,
First deed of trust	2,011	2,014	8	1,830	1,852	9
Second deed of trust	699	992	-	752	960	-
	3,010	3,306	8	2,882	3,112	9
Commercial and industrial loans
(except those secured by real estate)	141	141	-	346	707	135
	$9,047	$9,358	$17	$9,372	$9,978	$159

The following is a summary of average recorded investment in impaired loans with and without valuation allowance and interest income recognized on those loans for periods indicated (in thousands):

	December 31,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Residential	$-	$-	$81	$-
Commercial	221	-	329	-
	221	-	410	-
Commercial real estate
Owner occupied	3,189	124	2,695	143
Non-owner occupied	1,980	89	2,434	128
	5,169	213	5,129	271
Consumer real estate
Home equity lines	300	23	318	19
Secured by 1-4 family residential
First deed of trust	2,069	66	2,280	76
Second deed of trust	802	46	810	40
	3,171	135	3,408	135
Commercial and industrial loans
(except those secured by real estate)	151	1	626	17
	8,712	349	9,573	423
With an allowance recorded
Commercial real estate
Owner occupied	913	32	1,432	43
	913	32	1,432	43
Consumer real estate
Secured by 1-4 family residential
First deed of trust	76	4	166	6
Second deed of trust	26	-	-	-
	102	4	166	6
Commercial and industrial loans
(except those secured by real estate)	129	-	225	1
Consumer and other	-	-	6	-
	1,144	36	1,829	50
Total
Construction and land development
Residential	-	-	81	-
Commercial	221	-	329	-
	221	-	410	-
Commercial real estate
Owner occupied	4,102	156	4,127	186
Non-owner occupied	1,980	89	2,434	128
	6,082	213	6,561	314
Consumer real estate
Home equity lines	300	23	318	19
Secured by 1-4 family residential,
First deed of trust	2,145	70	2,446	82
Second deed of trust	828	46	810	40
	3,273	135	3,574	141
Commercial and industrial loans
(except those secured by real estate)	280	1	851	18
Consumer and other	-	-	6	-
	$9,856	$385	$11,402	$473

As of December 31, 2020 and 2019, the Company had impaired loans of $1,577,000 and $1,868,000, respectively, which were on nonaccrual status. These loans had no valuation allowances as of December 31, 2020 and $135,000 as of December 31, 2019. Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $84,000 and $136,000 for 2020 and 2019, respectively.

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

An accruing loan that is modified in a TDR can remain in accrual status if, based on a current well-documented credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical repayment performance for a reasonable period before modification. The following is a summary of performing and nonaccrual TDRs and the related specific valuation allowance by portfolio segment as of December 31, 2020 and 2019 (dollars in thousands).

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2020
Commercial real estate
Owner occupied	$3,396	$3,396	$-	$-
Non-owner occupied	1,991	1,688	303	-
	5,387	5,084	303	-
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,460	910	550	9
Second deeds of trust	617	556	61	8
	2,077	1,466	611	17
Commercial and industrial loans (except those secured by real estate)	27	-	27	-
	$7,491	$6,550	$941	$17
Number of loans	34	27	7	2

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2019
Commercial real estate
Owner occupied	$3,502	$3,502	$-	$15
Non-owner occupied	2,304	1,807	497	-
	5,806	5,309	497	15
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,641	881	760	9
Second deeds of trust	752	689	63	-
	2,393	1,570	823	9
Commercial and industrial loans (except those secured by real estate)	211	180	31	-
	$8,410	$7,059	$1,351	$24
Number of loans	38	29	9	3

The following table provides information about TDRs identified during the indicated periods (dollars in thousands).

	December 31, 2020			December 31, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance
Commercial real estate
Non-owner occupied	1	$311	$311	1	$515	$515
	1	$311	$311	1	$515	$515

There were no defaults on TDRs that were modified as TDRs during the twelve month periods ended December 31, 2020 and 2019.

The CARES Act, as amended by the CAA, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. As of December 31, 2020, the Company had approximately $38.0 million in loans still under their modified terms. The Company’s modification program primarily included payment deferrals and interest only modifications.

Note 4.     Allowance for Loan Losses

Activity in the allowance for loan losses was as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Year Ended December 31, 2020
Construction and land development
Residential	$48	$141	$-	$25	$214
Commercial	137	148	-	-	285
	185	289	-	25	499
Commercial real estate
Owner occupied	671	376	-	-	1,047
Non-owner occupied	831	590	-	-	1,421
Multifamily	85	(38)	-	-	47
Farmland	2	-	-	-	2
	1,589	928	-	-	2,517
Consumer real estate
Home equity lines	271	(247)	-	-	24
Secured by 1-4 family residential
First deed of trust	343	(190)	-	13	166
Second deed of trust	64	45	(85)	55	79
	678	(392)	(85)	68	269
Commercial and industrial loans (except those secured by real estate)	572	(58)	(135)	29	408
Student loans	108	27	(48)	-	87
Consumer and other	30	26	(24)	4	36
Unallocated	24	130	-	-	154
	$3,186	$950	$(292)	$126	$3,970

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Year Ended December 31, 2019
Construction and land development
Residential	$42	$(1)	$-	$7	$48
Commercial	220	(85)	-	2	137
	262	(86)	-	9	185
Commercial real estate
Owner occupied	673	(2)	-	-	671
Non-owner occupied	673	158	-	-	831
Multifamily	87	(2)	-	-	85
Farmland	2	-	-	-	2
	1,435	154	-	-	1,589
Consumer real estate
Home equity lines	244	50	(35)	12	271
Secured by 1-4 family residential
First deed of trust	385	(56)	-	14	343
Second deed of trust	51	(56)	-	69	64
	680	(62)	(35)	95	678
Commercial and industrial loans(except those secured by real estate)	308	239	(64)	89	572
Student loans	121	80	(93)	-	108
Consumer and other	34	(3)	(26)	25	30
Unallocated	211	(187)	-	-	24
	$3,051	$135	$(218)	$218	$3,186

The amount of the loan loss provision (recovery) is determined by an evaluation of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. Loans originated under PPP are not considered in the evaluation of the allowance for loan losses because these loans carry a 100% guarantee from the SBA; however, if the collectability on the guarantee on a loan is at risk that loan will be included in the evaluation of the allowance for loan losses.

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

The Company recorded a provision for loan losses of $950,000 for the year ended December 31, 2020. The provision for loan losses was driven primarily by an increase in the qualitative factors as a result of the continued economic uncertainty surrounding COVID-19. The increase in the qualitative factors due to COVID-19 were a result of deterioration in local economic factors such as the higher levels of unemployment and the increased credit risk due to loan payment deferrals under the CARES Act. The Company believes the current level of allowance for loan loss reserves are adequate to cover incurred losses. However, the full economic impact of the COVID-19 pandemic is currently unknown and the Company must continue to monitor our loan portfolio for loss indicators which may require further provisions for loan losses. The Company recorded a provision for loan losses of $135,000 for the year ended December 31, 2019 because of an increase in the specific reserves associated with a relationship evaluated individually for impairment.

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in calculation of the allowance. The allowance for loan losses included an unallocated portion of approximately $154,000 and $24,000 at December 31, 2020 and December 31, 2019, respectively.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively
Year Ended December 31, 2020
Construction and land development
Residential	$214	$-	$214	$8,103	$-	$8,103
Commercial	285	-	285	21,466	-	21,466
	499	-	499	29,569	-	29,569
Commercial real estate
Owner occupied	1,047	9	1,038	99,784	3,905	95,879
Non-owner occupied	1,421	-	1,421	121,184	1,991	119,193
Multifamily	47	-	47	9,889	-	9,889
Farmland	2	-	2	367	-	367
	2,517	9	2,508	231,224	5,896	225,328
Consumer real estate
Home equity lines	24	-	24	18,394	300	18,094
Secured by 1-4 family residential
First deed of trust	166	8	158	57,089	2,011	55,078
Second deed of trust	79	-	79	11,097	699	10,398
	269	8	261	86,580	3,010	83,570
Commercial and industrial loans(except those secured by real estate)	408	-	408	181,088	141	180,947
Student loans	87	-	87	29,657	-	29,657
Consumer and other	190	-	190	2,885	-	2,885

	$3,970	$17	$3,953	$561,003	$9,047	$551,956

Year Ended December 31, 2019
Construction and land development
Residential	$48	$-	$48	$7,887	$-	$7,887
Commercial	137	-	137	24,063	337	23,726
	185	-	185	31,950	337	31,613
Commercial real estate
Owner occupied	671	15	656	98,353	3,503	94,850
Non-owner occupied	831	-	831	116,508	2,304	114,204
Multifamily	85	-	85	13,332	-	13,332
Farmland	2	-	2	156	-	156
	1,589	15	1,574	228,349	5,807	222,542
Consumer real estate
Home equity lines	271	-	271	21,509	300	21,209
Secured by 1-4 family residential
First deed of trust	343	9	334	55,856	1,830	54,026
Second deed of trust	64	-	64	10,411	752	9,659
	678	9	669	87,776	2,882	84,894
Commercial and industrial loans (except those secured by real estate)	572	135	437	45,074	346	44,728
Student loans	108	-	108	33,525	-	33,525
Consumer and other	54	-	54	2,621	-	2,621
	$3,186	$159	$3,027	$429,295	$9,372	$419,923

Note 5.     Premises and Equipment

The following is a summary of premises and equipment as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Land	$4,352	$4,352
Buildings and improvements	10,796	10,601
Furniture, fixtures and equipment	7,614	7,479
Total premises and equipment	22,762	22,432
Less: Accumulated depreciation and amortization	(10,983)	(10,396)
Premises and equipment, net	$11,779	$12,036

Depreciation and amortization of premises and equipment for 2020 and 2019 amounted to $586,000 and $644,000, respectively.

Note 6.     Investment in Bank Owned Life Insurance

The Bank is owner and designated beneficiary on life insurance policies in the aggregate face amount of $13,730,000 covering certain of its directors and executive officers. The earnings from these policies are used to offset expenses related to retirement plans. The cash surrender value of these policies at December 31, 2020 and 2019 was approximately $7,806,000 and $7,612,000, respectively.

Note 7.     Deposits

Deposits as of December 31, 2020 and 2019 were as follows (dollars in thousands):

	December 31, 2020		December 31, 2019
	Amount	%	Amount	%
Demand accounts	$222,305	37.8%	$131,228	29.6%
Interest checking accounts	70,342	11.9%	48,427	10.9%
Money market accounts	152,726	26.0%	99,955	22.6%
Savings accounts	38,083	6.5%	26,396	6.0%
Time deposits of $250,000 and over	16,014	2.7%	22,327	5.0%
Other time deposits	88,912	15.1%	114,875	25.9%
Total	$588,382	100.0%	$443,208	100.0%

The following are the scheduled maturities of time deposits as of December 31, 2020 (in thousands):

		Greater Than
Year Ending	Less Than	or Equal to
December 31,	$250,000	$250,000	Total
2021	$64,064	$11,349	$75,413
2022	15,583	4,403	19,986
2023	5,786	262	6,048
2024	1,338	-	1,338
2025	2,141	-	2,141
Total	$88,912	$16,014	$104,926

Deposits held at the Company by related parties, which include officers, directors, greater than 5% shareholders and companies in which directors of the board have a significant ownership interest, approximated $14,159,000 and $15,067,000 at December 31, 2020 and 2019, respectively.

Note 8.     Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $484,000 in FHLB stock at December 31, 2020 and $1,694,000 at December 31, 2019, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. FHLB borrowings are secured by the pledge of commercial loans and 1-4 family residential loans. The Company had no outstanding FHLB advances at December 31, 2020. The Company prepaid all of its outstanding FHLB advances during year ended December 31, 2020, which resulted in the recognition of $696,000 in in prepayment fees. The Company had FHLB advances of $29,000,000 at December 31, 2019 maturing through 2023.

Through the Federal Reserve Bank, the Company can borrow funds through the Payment Protection Program Liquidity Fund (“PPPLF”) which are secured by the Company’s PPP loans. As of December 31, 2020, the Company had $41.5 million in outstanding advances under the PPPLF. The Company’s available borrowing capacity under the PPPLF as of December 31, 2020 was $95.2 million.

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
			$29,000

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no borrowings against the lines at December 31, 2020. The carrying value of these short term borrowing agreements was $5,317,000 at December 31, 2019.

The Company’s unused lines of credit for future borrowings total approximately $93.1 million at December 31, 2020, which consists of $50.3 million available from the FHLB, $10 million on revolving bank line of credit, $7.8 million under secured federal funds agreements with third party financial institutions, $25 million in repurchase lines of credit with third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank of Richmond or the FHLB above the current lendable collateral value.

Information related to borrowings as of December 31, 2020 and 2019 is as follows (dollars in thousands):

	Year Ended December 31,
	2020	2019
Balance outstanding at end of year
Maximum outstanding during the year
Federal Funds Purchased	$4,559	$6,594
FHLB advances	51,000	31,000
PPPLF	45,120	-
Balance outstanding at end of year
Federal Funds Purchased	-	5,317
FHLB advances	-	29,000
PPPLF	41,529	-
Average amount outstanding during the year
Federal Funds Purchased	91	456
FHLB advances	27,785	22,693
PPPLF	28,857	-
Average interest rate during the year
Federal Funds Purchased	1.65%	2.32%
FHLB advances	2.17%	3.05%
PPPLF	0.35%	0.00%
Average interest rate at end of year
Federal Funds Purchased	0.00%	2.54%
FHLB advances	0.00%	2.69%
PPPLF	0.35%	0.00%

Note 9.     Income Taxes

The following summarizes the tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31, 2020 and 2019 (in thousands):

	2020	2019
Deferred tax assets
Net operating loss carryforward	$217	$2,995
Capital loss carryforward	25	25
State net operating loss carryforward	-	97
AMT credit	-	11
Allowance for loan losses	834	669
Deferred Cost, net of fees	430	-
Interest on nonaccrual loans	18	29
Expenses and writedowns related to foreclosed
property	66	97
Stock compensation	34	10
Employee benefits	794	792
Pension expense	3	8
Depreciation	31	134
Other, net	29	11

Total deferred tax assets	2,481	4,878

Deferred tax liabilities
Unrealized gain on available for sale securities	124	50

Total deferred tax liabilities	124	50

Net deferred tax asset	$2,357	$4,828

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

Given the consistent earnings and stable asset quality, the Company’s analysis concluded that, it is more likely than not that the Company will generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax asset.

The net operating losses available to offset future taxable income amounted to $1,031,000 at December 31, 2020 and will begin expiring in 2028.

The income tax expense charged to operations for the years ended December 31, 2020 and 2019 consists of the following (in thousands):

	2020	2019
Current tax expense (benefit)	$92	$(33)
Deferred tax expense	2,393	1,197

Provision for income taxes	$2,485	$1,164

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Net income before income taxes	$11,039	$5,641

Computed "expected" tax expense	$2,318	$1,185
State taxes, net of fed	201	15
Cash surrender value of life insurance	(41)	(37)
Other	7	1
Provision for income taxes	$2,485	$1,164

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense, within other operating expense, of approximately $439,000 and $385,000 for the years ended December 31, 2020 and 2019, respectively. With few exceptions, the Company is no longer subject to U.S. Federal, State, or local income tax examinations by tax authorities for years prior to 2017.

Note 10.         Earnings per Share

The following table presents the basic and diluted earnings per share computations (in thousands except per share data):

	2020	2019
Numerator
Net income - basic and diluted	$8,554	$4,477

Denominator
Weighted average shares outstanding - basic	1,459	1,445
Dilutive effect of common stock options	-	-

Weighted average shares outstanding - diluted	1,459	1,445

Earnings per share – basic	$5.86	$3.10
Earnings per share – diluted	$5.86	$3.10

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

The vesting of 6,573 and 4,155 restricted stock units outstanding as of December 31, 2020 and 2019, respectively, are dependent upon meeting certain performance criteria. As of December 31, 2020 and December 31, 2019, it was indeterminable whether these non-vested restricted stock units will vest and as such those shares are excluded from common shares issued and outstanding at each date and are not included in the computation of earnings per share for any period presented.

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 592 and 555 shares were not included in computing diluted earnings per share at December 31, 2020 and 2019, respectively, because their effects were anti-dilutive.

Note 11.         Lease Commitments

The following tables present information about the Company’s leases (dollars in thousands):

	For the years ended December 31,
	2020	2019
Lease liabilities	$930	$1,027
Right-of-use assets	$916	$1,015
Weighted average remaining lease term	5.05 years	4.29 years
Weighted average discount rate	2.39%	2.98%

	For the years ended December 31,
	2020	2019
Lease cost
Operating lease cost	$427	$427
Total lease cost	$427	$427

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

As of
December 31, 2020
Lease payments due
Twelve months ending December 31, 2021	$337
Twelve months ending December 31, 2022	181
Twelve months ending December 31, 2023	106
Twelve months ending December 31, 2024	111
Twelve months ending December 31, 2025	102
Thereafter	154
Total undiscounted cash flows	$991
Discount	61
Lease liabilities	$930

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2020 and 2019 was $378,000 and $415,000, respectively. The Company recognized lease expense of $427,000 for each of the years ended December 31, 2020 and 2019.

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

At December 31, 2020 and 2019, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	December 31,	December 31,
	2020	2019
Undisbursed credit lines	$107,130	$83,366
Commitments to extend or originate credit	38,910	15,722
Standby letters of credit	4,934	6,732

Total commitments to extend credit	$150,974	$105,820

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

Accumulated Other Comprehensive Income

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes of $114,000 and $38,000 as of December 31, 2020 and 2019, respectively (in thousands):

	Year Ended December 31,
	2020	2019
Net unrealized gains on securities	$466	$186
Net unrecognized losses on defined benefit plan	(36)	(44)
Total other comprehensive income	$430	$142

Regulatory Matters

The Company meets the eligibility criteria of a small bank holding company in accordance with the Board of Governors of the Federal Reserve System’s (the “Federal Reserve”) Small Bank Holding Company Policy Statement (the “SBHC Policy Statement”). On August 28, 2018, the Federal Reserve issued an interim final rule required by the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, which was signed into law on May 24, 2018 (the “EGRRCPA”), that expands the applicability of the SBHC Policy Statement to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies, such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). The SBHC Policy Statement does not apply to the Bank and the Bank must comply with the Basel III Capital Rules.

The Bank is required to comply with the capital adequacy standards established by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC has adopted rules to implement the Basel III Capital Rules. The Basel III Capital Rules establish minimum capital ratios and risk weightings that are applied to many classes of assets held by community banks, including applying higher risk weightings to certain commercial real estate loans.

The Basel III Capital Rules require banks to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). The capital conservation buffer is designed to absorb losses during periods of economic stress and was fully phased in as at January 1, 2019.   Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of December 31, 2020, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950. To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. As of December 31, 2020, the Bank exceeded the minimum ratios to be classified as well capitalized.

On September 17, 2019, the federal bank regulators issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion of assets, like the Company and the Bank, to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which became effective January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. In April 2020, as required by the Coronavirus Aid, Relief, and Economic Security Act, which was passed in response to the COVID-19 pandemic, federal bank regulators issued two interim final rules related to the CBLR framework. One interim final rule provides that, as of the second quarter of 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. The Bank elected not to opt into the CBLR framework as of December 31, 2020.

The capital amounts and ratios at December 31, 2020 and 2019 for the Bank are presented in the table below (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital (to risk- weighted assets) Village Bank	$65,723	14.20%	$37,015	8.00%	$46,269	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	61,753	13.35%	27,761	6.00%	37,015	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	61,753	9.28%	26,607	4.00%	33,259	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	61,753	13.35%	20,821	4.50%	30,075	6.50%

December 31, 2019
Total capital (to risk- weighted assets) Village Bank	$54,653	12.56%	$34,807	8.00%	$43,508	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	52,867	12.15%	26,015	6.00%	34,807	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	52,867	9.69%	21,823	4.00%	27,278	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	52,867	12.15%	19,579	4.50%	28,280	6.50%

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

The following table summarizes options outstanding under the Company’s stock incentive plans at the indicated dates:

	Year Ended December 31,
	2020				2019
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value
Options outstanding, beginning of period	734	$25.63	$9.76		734	$25.63	$9.76
Granted	-	-	-		-	-	-
Forfeited	-	-	-		-	-	-
Exercised	-	-	-		-	-	-
Options outstanding, end of period	734	$25.63	$9.76	$-	734	$25.63	$9.76	$-
Options exercisable, end of period	734				734

The following table summarizes information about stock options outstanding at December 31, 2020:

	Outstanding			Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price
$25.28-$25.76	734	2.57	$25.63	734	$25.63

	734	2.57	25.63	734	25.63

During 2020, we granted certain officers time-based restricted shares of common stock and performance-based restricted stock units. The time-based restricted shares vest ratably over a three year period provided the officer is employed with the Company on the applicable vesting date. The performance-based units which have a two-year performance period that began on January 2, 2021, vest based on the Company’s achievement of performance targets related to return on tangible common equity and the adversely classified items ratio over the performance period with possible payouts ranging from 0% to 150% of the target awards.

During 2019, we granted certain officers time-based restricted shares of common stock and performance-based restricted stock units. The time-based shares vest ratably over a three-year period provided that the officer is employed with the Company on the applicable vesting date. The performance-based units, which have a two-year performance period that began on January 2, 2020, vest based on the Company’s achievement of performance targets related to return on tangible common equity and the adversely classified items ratio with possible payouts ranging from 0% to 150% of the target awards.

The total number of shares underlying non-vested restricted stock was 24,529 and 12,310 at December 31, 2020 and 2019, respectively. The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period. Unamortized stock-based compensation related to non-vested share-based compensation arrangements granted under the stock incentive plan as of December 31, 2020 and 2019 was $593,000 and $364,000, respectively. The time based unrecognized compensation of $455,000 is expected to be recognized over a weighted average period of 2.28 years. During 2020 and 2019, there were forfeitures of 1,094 and 8,274 shares of restricted stock awards, respectively.

A summary of changes in the Company’s non-vested restricted stock awards for the year follows:

	Shares	Weighted- Average Grant-Date Fair-Value	Aggregate Intrinsic Value
December 31, 2019	12,310	$33.83	$423,341
Granted	17,798	29.67	612,073
Vested	(4,731)	33.83	(162,699)
Forfeited	(1,094)	33.82	(37,623)
Other(1)	246	33.82	8,460

December 31, 2020	24,529	$30.87	$843,552

(1) Represents the incremental increase in shares that vested based on the restricted stock units vesting at the maximum potential value as opposed to the targeted value of the award.

Stock-based compensation expense was $240,000 and $413,000 for the years ended December 31, 2020 and 2019, respectively.

Note 15.         Trust Preferred Securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate was 2.38% and 4.06% at December 31, 2020 and 2019, respectively. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at December 31, 2020 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly–owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts and is also payable quarterly. The interest rate was 1.63% and 3.31% at December 31, 2020 and 2019, respectively. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at December 31, 2020 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 16.         Subordinated Debt Offering

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrue interest at a fixed rate of 6.50% for the first five years until March 31, 2023; thereafter, the subordinated notes will accrue interest at an annual floating rate equal to three-month LIBOR plus a spread of 3.73% until maturity or early redemption. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. At December 31, 2020, the carrying value of the notes totaled $5,628,000.

Note 17.         Retirement Plans

401K Plan: The Bank provides a qualified 401K plan to all eligible employees which is administered through the Virginia Bankers Association Benefits Corporation. Employees are eligible to participate in the plan after three months of employment. Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction. Due to economic conditions at the time, the Bank ceased its matching program in 2009; however, beginning January 2013, the Bank reinstituted the 401K match. The Bank provided a matching contribution of 100% of the first 1% the participant contributes, and then 50% of the next 5% of their salary, totaling a maximum 3.5%. Participants are always fully vested in their own contributions, and the Bank’s matching contributions vest 100% after two years of service. Total contributions to the plan for the years ended December 31, 2020 and 2019 were $420,000, and $351,000, respectively.

Supplemental Executive Retirement Plan: The Bank established the Village Bank SERP on January 1, 2005 to provide supplemental retirement income to certain executive officers as designated by the Personnel Committee, later replaced by the Compensation Committee, and approved by the board of directors. The SERP is an unfunded employee pension plan under the provisions of the Employee Retirement Income Security Act of 1974. An eligible employee, once designated by the Committee and approved by the board of directors in writing to participate in the SERP, becomes a participant in the SERP 60 days following such approval (unless an earlier participation date is approved). The retirement benefit to be received by a participant is determined by the Committee and approved by the board of directors and is payable in equal monthly installments over the period specified in the SERP for each respective participant, commencing on the first day of the month following a participant’s retirement or termination of employment, provided the participant has been employed by the Bank for a minimum of 10 years. The Compensation Committee, in its sole discretion, may choose to treat a participant who has experienced a termination of employment on or after attaining age 65 but prior to completing his service requirement as having completed his service requirement. During the second quarter of 2019, the ownership of the Company’s largest shareholder exceeded 50% of the Company’s outstanding common stock, which triggered change in control provisions included in the SERP. The SERP provides for the acceleration of the vesting of benefits in the event of a change in control, which resulted in the three executives participating in the plan becoming fully vested as of the date of the change in control. At December 31, 2020 and 2019, the Bank’s liability under the SERP was $2,524,000 and $2,546,000, respectively, and expense for the years ended December 31, 2020 and 2019 was $133,000 and $513,000, respectively. The increase in other comprehensive income related to the minimum pension adjustment was $9,000 net of tax for the years ended December 31, 2020 and 2019. The increase in cash surrender value of the bank owned life insurance related to the participants was $194,000 and $171,000 for the years ended December 31, 2020 and 2019, respectively.

Directors’ Deferral Plan: The Bank established the Village Bank Outside Directors Deferral Plan (the “Directors Deferral Plan”) on January 1, 2005 under which non-employee directors of the Bank have the opportunity to defer receipt of all or a portion of certain compensation until retirement or departure from the board of directors. Deferral of compensation under the Directors Deferral Plan is voluntary by non-employee directors and to participate in the plan a director must file a deferral election as provided in the plan. A director shall become an active participant with respect to a plan year (as defined in the plan) only if he is expected to have compensation during the plan year and he timely files a deferral election. A separate account is established for each participant in the plan and each account shall, in addition to compensation deferred at the election of the participant, be credited with interest on the balance of the account, the rate of such interest to be established by the board of directors in its sole discretion at the beginning of each plan year. For those directors electing to purchase stock, the obligation will only be settled by delivery of the fixed number of shares they purchased. At December 31, 2020 and 2019, the Bank’s liability under the Directors Deferral Plan was $524,000 and $419,000, respectively, and expense for the years ended December 31, 2020 and 2019 was $111,000 and $109,000, respectively. In the first quarter of 2015 and the fourth quarter of 2013, certain directors elected to purchase common stock with funds from their deferred compensation accounts causing the December 31, 2015 and December 31, 2013 liability to be lower than the December 31, 2014 liability. A rabbi trust was established to hold the shares. At December 31, 2020 and 2019, the trust held 37,290 and 40,875 shares, respectively, of Company common stock totaling $771,000 and $856,000, respectively.

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

Impaired loans: The Company does not record loans held for investment at fair value on a recurring basis. However, there are instances when a loan is considered impaired and an allowance for loan losses is established. The Company measures impairment either based on the fair value of the loan using the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent, or using the present value of expected future cash flows discounted at the loan’s effective interest rate, which is not a fair value measurement. The Company maintains a valuation allowance to the extent that this measure of the impaired loan is less than the recorded investment in the loan. When an impaired loan is measured at fair value based solely on observable market prices or a current appraisal without further adjustment for unobservable inputs, the Company records the impaired loan as a nonrecurring fair value measurement classified as Level 2. However, if based on management’s review, additional discounts to observed market prices or appraisals are required or if observable inputs are not available, the Company records the impaired loan as a nonrecurring fair value measurement classified as Level 3. Impaired loans that are measured based on expected future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest, are not recorded at fair value and are therefore excluded from fair value disclosure requirements

Loans held for sale: During the first quarter of 2020, the Company elected to begin using fair value accounting for its entire portfolio of LHFS in accordance with ASC 820 - Fair Value Measurement and Disclosures. Fair value of the Company's LHFS is based on observable market prices for similar instruments traded in the secondary mortgage loan markets in which the Company conducts business. The Company's portfolio of LHFS is classified as Level 2. At December 31, 2019, these loans were carried at the lower of cost or estimated fair value on an aggregate basis as determined by outstanding commitments from investors. Gains and losses on the sale of loans are recorded within mortgage banking income, net on the Consolidated Statements of Income.

Derivative asset – IRLCs: Beginning with the first quarter of 2020, the Company recognizes IRLCs at fair value based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. All of the Company's IRLCs are classified as Level 2. The fair value of IRLC was considered immaterial at December 31, 2019.

Derivative asset/liability – forward sale commitments: During the first quarter of 2020, the Company elected to begin using fair value accounting for its forward sales commitments related to IRLCs and LHFS. Best efforts sale commitments are entered into for loans intended for sale in the secondary market at the time the borrower commitment is made. The best efforts commitments are valued using the committed price to the counter-party against the current market price of the IRLC or mortgage LHFS. All of the Company’s forward sale commitments are classified as Level 2.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (in thousands):

	Fair Value Measurement
	at December 31, 2020 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets – Recurring
US Government Agencies	$8,142	$-	$8,142	$-
Mortgage-backed securities	24,006	-	24,006	-
Subordinated debt	8,696	-	8,446	250
Loans held for sale	34,421	-	34,421	-
IRLC	1,552	-	1,552	-

Financial Liabilities - Recurring
Forward sales commitment	3,105	-	3,105	-

Financial Assets - Non-Recurring
Other real estate owned	336	-	-	336

	Fair Value Measurement
	at December 31, 2019 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$14,845	$-	$14,845	$-
Mortgage-backed securities	25,302	-	25,302	-
Subordinated debt	6,790	-	6,540	250

Financial Assets - Non-Recurring
Impaired loans	1,468	-	-	1,468
Assets held for sale	514	-	-	514
Other real estate owned	526	-	-	526

The following table presents qualitative information about Level 3 fair value measurements for financial instruments measured at fair value for the years ended December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
Other real estate owned	$336	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)

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

		December 31,		December 31,
		2020		2019
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets
Cash	Level 1	$12,709	$12,709	$19,967	$19,967
Cash equivalents	Level 2	30,742	30,742	-	-
Investment securities available for sale	Level 1	1,193	1,193	-	-
Investment securities available for sale	Level 2	39,401	39,401	46,687	46,687
Investment securities available for sale	Level 3	250	250	250	250
Federal Home Loan Bank stock	Level 2	484	484	1,694	1,694
Loans held for sale	Level 2	34,421	34,421	12,722	12,722
Loans	Level 3	561,003	562,362	427,827	429,254
Impaired loans	Level 3	-	-	1,468	1,468
Assets held for sale	Level 3	-	-	514	514
Other real estate owned	Level 3	336	336	526	526
Bank owned life insurance	Level 3	7,806	7,806	7,612	7,612
Accrued interest receivable	Level 2	4,943	4,943	2,597	2,597
Interest rate lock commitments	Level 2	1,552	1,552	-	-

Financial liabilities
Deposits	Level 2	588,382	589,017	443,208	443,645
FHLB borrowings	Level 2	-	-	29,000	29,285
Trust preferred securities	Level 2	8,764	9,697	8,764	9,812
Other borrowings	Level 2	47,157	47,157	10,912	10,912
Accrued interest payable	Level 2	194	194	221	221
Forward sales commitment	Level 2	3,105	3,105	-	-

Note 19. Segment Reporting

The Company has two reportable segments: traditional commercial banking and mortgage banking. Revenues from commercial banking operations consist primarily of interest earned on loans and securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage LHFS, gains on sales of loans in the secondary mortgage market, and loan origination fee income.

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

The following table presents segment information as of and for the years ended December 31, 2020 and 2019 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2020

Revenues
Interest income	$25,404	$581	$(159)	$25,826
Gain on sale of loans	-	11,703	-	11,703
Other revenues	2,688	1,408	(242)	3,854
Total revenues	28,092	13,692	(401)	41,383

Expenses
Provision for loan losses	950	-	-	950
Interest expense	4,433	159	(159)	4,433
Salaries and benefits	8,867	4,053	-	12,920
Commissions	-	3,312	-	3,312
Other expenses	7,784	1,187	(242)	8,729
Total operating expenses	22,034	8,711	(401)	30,344

Income before income taxes	6,058	4,981	-	11,039
Income tax expense	1,439	1,046	-	2,485
Net income	$4,619	$3,935	$-	$8,554

Total assets	$704,258	$18,604	$(16,626)	$706,236

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2019

Revenues
Interest income	$23,079	$539	$(131)	$23,487
Gain on sale of loans	-	6,205	-	6,205
Other revenues	3,044	754	(220)	3,578
Total revenues	26,123	7,498	(351)	33,270

Expenses
Provision for loan losses	135	-	-	135
Interest expense	5,330	131	-(131)	5,330
Salaries and benefits	9,047	3,194	-	12,241
Commissions	-	1,875	-	1,875
Other expenses	7,209	1,059	(220)	8,048
Total operating expenses	21,721	6,259	(351)	27,629

Income before income taxes
Income tax expense	4,402	1,239	-	5,641
Net income	904	260	-	1,164
	$3,498	$979	$-	$4,477
Total assets
	$542,053	$10,924	$(12,664)	$540,313

Note 20.	Parent Corporation Only Financial Statements

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Balance Sheet

(in thousands)

	December 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$1,549	$1,007
Investment in subsidiaries	62,183	53,768
Investment in special purpose subsidiary	264	264
Prepaid expenses and other assets	2,438	2,284

	$66,434	$57,323

Liabilities and Shareholders' Equity
Liabilities
Balance due to nonbank subsidiaries	$8,764	$8,764
Other borrowings	5,628	5,595
Accrued interest payable	46	47
Other liabilities	-	3
Total liabilities	14,438	14,409

Shareholders' equity
Common stock	5,794	5,779
Additional paid-in capital	54,510	54,285
Accumulated deficit	(8,738)	(17,292)
Stock in directors rabbi trust	(771)	(856)
Directors deferred fees obligation	771	856
Accumulated other comprehensive income	430	142
Total stockholders' equity	51,996	42,914

	$66,434	$57,323

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Operations and Comprehensive Income

Years Ended December 31, 2020 and 2019

(in thousands)

	2020	2019
Income
Interest income	$4	$3
Dividends received from subsidiaries	1,250	1,000
Total Income	1,254	1,003

Interest expense
Interest on borrowed funds	631	775
Total interest expense	631	775

Net interest expense	623	228

Noninterest expense
Supplies	30	30
Professional and outside services	39	61
Other	43	42
Total noninterest expense	112	133
Net loss before undistributed income (loss) of subsidiary	511	(905)
Undistributed income (loss) of subsidiary	7,888	4,192
Net income before income tax benefit	8,399	4,287
Income tax benefit	(155)	(190)

Net income	$8,554	$4,477

Total comprehensive income	$8,842	$5,368

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Cash Flows

Years Ended December 31, 2020 and 2019

(in thousands)

	2020	2019
Cash Flows from Operating Activities
Net income	$8,554	$4,477
Adjustments to reconcile net income to net cash used in operating activities
Amortization of debt issuance costs	33	32
Undistributed income of subsidiary	(9,138)	(5,192)
Net change in:
Other assets	(154)	(190)
Interest Payable	-	-
Other liabilities	(3)	3
Net cash used in operating activities	(708)	(870)

Cash Flows from Investing Activities
Dividend from subsidiary	1,250	1,000
Net cash provided by investing activities	1,250	1,000

Cash Flows from Financing Activities
Net cash provided by financing activities	-	-
Net increase in cash	542	130
Cash, beginning of year	1,007	877

Cash, end of year	$1,549	$1,007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be disclosed in this Item 10 is contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed in this Item 11 is contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required to be disclosed in this Item 12 is contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in this Item 13 is contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in this Item 14 is contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements and reports are included in Part II, Item 8, of this report on Form 10-K.

Reports of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C.)

Consolidated Balance Sheets – December 31, 2020 and 2019

Consolidated Statements of Income – Years Ended December 31, 2020 and 2019

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2020 and 2019

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows – Years Ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description

3.1	Articles of Incorporation of Village Bank and Trust Financial Corp., as amended (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the Securities and Exchange Commission on October 31, 2014).

3.2	Amended and Restated Bylaws of Village Bank and Trust Financial Corp. (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2020).

4.1	Specimen of Certificate for Village Bank and Trust Financial Corp. common stock (incorporated by reference to Exhibit 4.1 of the Form S-1 Registration Statement filed with the Securities and Exchange Commission on November 12, 2014 (SEC File No. 333-200147)).

4.2	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2018).

4.3	Description of Village Bank and Trust Financial Corp.’s Securities.

10.1	Employment Agreement, dated October 1, 2017, by and between Village Bank and Trust Financial Corp. and William G. Foster (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2017).*

10.2	Transition and Consulting Agreement, dated August 4, 2020, by and between Village Bank and Trust Financial Corp. and William G. Foster, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2020).*

10.3	Employment Agreement, dated July 28, 2020, by and between Village Bank and Trust Financial Corp. and James E. Hendricks, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2020).*

10.4	Supplemental Executive Retirement Plan, dated December 30, 2020, by and between Village Bank and Trust Financial Corp. and James E. Hendricks, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2021). *

10.5	Employment Agreement, dated September 4, 2020, by and between Village Bank and Max C. Morehead, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2020).*

10.6	Amended and Restated Change of Control Agreement, dated March 24, 2020, by and between Village Bank and Trust Financial Corp. and Donald M. Kaloski, Jr. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2020).*

10.7	Change of Control Agreement, dated August 24, 2020, by and between Village Bank and Christy F. Quesenbery (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2020).*

10.8	Incentive Plan, as amended June 18, 2014 (incorporated by reference to Exhibit 99.1 of the Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 18, 2014 (SEC File No. 333-196893)).*

10.9	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-KSB for the year ended December 31, 2004).*

10.10	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-KSB for the year ended December 31, 2004).*

10.11	Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan, as amended (incorporated by reference to Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on May 19, 2020, filed with the Securities and Exchange Commission on April 6, 2020).*

10.12	Form of Performance-Based Restricted Stock Unit Award Agreement under the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).*

10.13	Form of Time-Based Restricted Stock Award Agreement under the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).*

10.14	Village Bank and Trust Financial Corp. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2019).*

10.15	Outside Directors Deferral Plan, dated January 1, 2005 (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K for the year ended December 31, 2010).*

10.16	Supplemental Executive Retirement Plan, dated January 1, 2005 (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2010).*

10.17	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2018).

21	Subsidiaries of Village Bank and Trust Financial Corp.

23.1	Consent of Yount, Hyde & Barbour, P.C. Accounting Firm.

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Financial Officer.

32	Section 906 Certification.

101	The following materials from the Village Bank and Trust Financial Corp. Annual Report on Form 10-K for the year ended December 31, 2020 formatted in eXtensible Business Reporting (XBRL) (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

* Management contracts and compensatory plans and arrangements.

ITEM 16. FORM 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: March 19, 2021	By:	/s/ James E. Hendricks, Jr.
James E. Hendricks, Jr.
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James E. Hendricks, Jr. James E. Hendricks, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2021
/s/ Donald M. Kaloski, Jr. Donald M. Kaloski, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2021
/s/ R.T. Avery, III R.T. Avery, III	Director	March 19, 2021
/s/ Craig D. Bell Craig D. Bell	Director and Chairman of the Board	March 19, 2021
/s/ Michael A. Katzen Michael A. Katzen	Director	March 19, 2021
/s/ George R. Whittemore George R. Whittemore	Director	March 19, 2021
/s/ Michael L. Toalson Michael L. Toalson	Director	March 19, 2021
/s/ Frank E Jenkins, Jr. Frank E Jenkins, Jr.	Director	March 19, 2021
/s/ Devon M. Henry Devon M. Henry	Director	March 19, 2021
/s/ Mary Margaret Kastelberg Mary Margaret Kastelberg	Director	March 19, 2021

