Form 10-Q
period 2021-03-31
Village Bank & Trust Financial Corp.
filed 2021-05-13
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

1,466,800 shares of common stock, $4.00 par value, outstanding as of April 30, 2021

Village Bank and Trust Financial Corp.

Form 10-Q

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Balance Sheets
March 31, 2021 (Unaudited) and December 31, 2020*
(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$24,252	$12,709
Federal funds sold	10,670	30,742
Total cash and cash equivalents	34,922	43,451
Investment securities available for sale, at fair value	42,371	40,844
Restricted stock, at cost	694	825
Loans held for sale	17,031	34,421
Loans
Outstandings	592,177	561,003
Allowance for loan losses	(3,992)	(3,970)
Deferred fees and costs, net	(3,311)	(2,048)
Total loans, net	584,874	554,985
Other real estate owned, net of valuation allowance	336	336
Premises and equipment, net	11,898	11,779
Bank owned life insurance	12,260	7,806
Accrued interest receivable	4,793	4,943
Other assets	6,442	6,846
Total Assets	$715,621	$706,236
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$245,582	$222,305
Interest bearing	374,474	366,077
Total deposits	620,056	588,382
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,636	5,628
Other borrowings	17,136	41,529
Accrued interest payable	134	194
Other liabilities	8,357	9,743
Total liabilities	660,083	654,240
Shareholders' equity
Common stock, $4 par value, 10,000,000 shares authorized; 1,466,800 shares issued and outstanding at March 31, 2021 and 1,466,516 shares issued and outstanding at December 31, 2020	5,796	5,794
Additional paid-in capital	54,593	54,510
Accumulated deficit	(4,841)	(8,738)
Stock in directors rabbi trust	(730)	(771)
Directors deferred fees obligation	730	771
Accumulated other comprehensive income (loss)	(10)	430
Total shareholders' equity	55,538	51,996

Total liabilities and shareholders' equity	$715,621	$706,236

* Derived from audited consolidated financial statements

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Income
Three Months Ended March 31, 2021 and 2020
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Interest income
Loans	$6,778	$5,369
Investment securities	250	270
Federal funds sold	3	45
Total interest income	7,031	5,684

Interest expense
Deposits	493	900
Borrowed funds	162	357
Total interest expense	655	1,257

Net interest income	6,376	4,427
Provision for loan losses	-	400
Net interest income after provision for loan losses	6,376	4,027

Noninterest income
Service charges and fees	536	518
Mortgage banking income, net	3,491	1,370
Gain on sale of investment securities, net	-	12
Gain on sale of Small Business Administration loans	-	86
Other	143	74
Total noninterest income	4,170	2,060

Noninterest expense
Salaries and benefits	3,421	3,022
Occupancy	352	326
Equipment	256	200
Supplies	41	38
Professional and outside services	691	716
Advertising and marketing	118	78
FDIC insurance premium	66	60
Other operating expense	568	510
Total noninterest expense	5,513	4,950

Income before income tax expense	5,033	1,137
Income tax expense	1,136	239

Net income	$3,897	$898

Earnings per share, basic	$2.66	$0.62
Earnings per share, diluted	$2.66	$0.62

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income
Three Months ended March 31, 2021 and 2020
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$3,897	$898
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	(560)	384
Tax effect	118	(81)
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	(442)	303

Reclassification adjustment
Reclassification adjustment for gains realized in income	-	(12)
Tax effect	-	3
Reclassification for gains included in net income, net of tax	-	(9)

Minimum pension adjustment	3	3
Tax effect	(1)	(1)
Minimum pension adjustment, net of tax	2	2

Total other comprehensive income (loss)	(440)	296
Total comprehensive income	$3,457	$1,194

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Shareholders' Equity
Three Months Ended March 31, 2021 and 2020
(Unaudited)
(In thousands)

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Accumulated	Directors	Fees	Comprehensive
	Stock	Capital	Deficit	Rabbi Trust	Obligation	Income (loss)	Total
Balance, December 31, 2020	$5,794	$54,510	$(8,738)	$(771)	$771	$430	$51,996

Restricted stock redemption	-	-	-	41	(41)	-	-
Vesting of restricted stock	2	(2)	-	-	-	-	-
Stock based compensation	-	85	-	-	-	-	85
Net income	-	-	3,897	-	-	-	3,897
Other comprehensive income (loss)	-	-	-	-	-	(440)	(440)
Balance, March 31, 2021	5,796	54,593	(4,841)	(730)	730	(10)	55,538

Balance, December 31, 2019	$5,779	$54,285	$(17,292)	$(856)	$856	$142	$42,914

Restricted stock redemption	-	-	-	85	(85)	-	-
Vesting of restricted stock	-	-	-	-	-	-	-
Stock based compensation	-	54	-	-	-	-	54
Net income	-	-	898	-	-	-	898
Other comprehensive income	-	-	-	-	-	296	296
Balance, March 31, 2020	$5,779	$54,339	$(16,394)	$(771)	$771	$438	$44,162

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2021 and 2020
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$3,897	$898
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	142	149
Amortization of debt issuance costs	8	9
Deferred income taxes	(83)	239
Provision for loan losses	-	400
Gain on sale of investment securities	-	(12)
Gain on sale of Small Business Administration loans	-	(86)
Gain on sales of loans held for sale	(4,175)	(2,084)
Loss on sale and disposal of premises and equipment	10	-
Stock compensation expense	85	54
Proceeds from sale of mortgage loans	112,769	51,959
Origination of mortgage loans held for sale	(91,204)	(54,372)
Amortization of premiums and accretion of discounts on securities, net	43	67
Increase in bank owned life insurance	(46)	(45)
Net change in:
Interest receivable	150	19
Other assets	607	307
Interest payable	(60)	(7)
Other liabilities	(1,386)	1,324
Net cash provided by (used in) operating activities	20,757	(1,181)

Cash Flows from Investing Activities
Purchases of available for sale securities	(6,378)	(1,013)
Proceeds from the sale of available for sale securities	-	7,936
Proceeds from maturities, calls and paydowns of available for sale securities	4,248	1,248
Net increase in loans	(29,889)	(5,935)
Purchases of premises and equipment, net	(271)	(42)
Purchase of bank owned life insurance	(4,408)	-
Redemptions (purchase) of restricted stock, net	131	(320)
Net cash (used in) provided by investing activities	(36,567)	1,874

Cash Flows from Financing Activities
Net increase in deposits	31,674	25,635
Repayments of Federal Home Loan Bank advances	-	7,000
Net decrease in other borrowings	(24,393)	(5,317)
Net cash provided by financing activities	7,281	27,318

Net (decrease) increase in cash and cash equivalents	(8,529)	28,011
Cash and cash equivalents, beginning of period	43,451	19,967

Cash and cash equivalents, end of period	$34,922	$47,978

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$715	$1,264
Supplemental Schedule of Non-Cash Activities
Unrealized gains (losses) on securities available for sale	$(560)	$372
Right of use assets obtained in exchange for new operating lease liabilities	$243	$-
Minimum pension adjustment	$3	$3

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2021 and 2020

(Unaudited)

Note 1 - Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary, Village Bank Mortgage Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”).

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

Note 3 - Earnings per common share

The following table presents the basic and diluted earnings per common share computation (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator
Net income - basic and diluted	$3,897	$898

Denominator
Weighted average shares outstanding - basic	1,467	1,454
Dilutive effect of common stock options	-	-

Weighted average shares outstanding - diluted	$1,467	$1,454

Earnings per share – basic	$2.66	$0.62
Earnings per share – diluted	$2.66	$0.62

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

The vesting of 6,238 and 4,155 at March 31, 2021 and 2020, respectively, of the unvested restricted units included in Note 10 “Stock incentive plan” was dependent upon meeting certain performance criteria. As of March 31, 2021 and 2020, it was indeterminable whether these unvested restricted units would vest and as such the underlying shares were excluded from common shares issued and outstanding at such date and were not included in the computation of earnings per share for such period.

Note 4 – Investment securities available for sale

The amortized cost and fair value of investment securities available for sale as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2021
U.S. Government agency obligations	$5,840	$66	$-	$5,906
Mortgage-backed securities	26,931	482	(428)	26,985
Municipals	1,283	-	(83)	1,200
Subordinated debt	8,286	79	(85)	8,280

	$42,340	$627	$(596)	$42,371

December 31, 2020
U.S. Government agency obligations	$8,048	$94	$-	$8,142
Mortgage-backed securities	23,412	645	(51)	24,006
Subordinated debt	8,795	37	(136)	8,696

	$40,255	$776	$(187)	$40,844

At March 31, 2021 and December 31, 2020, the Company had no investment securities pledged to secure borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”).

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the periods indicated (in thousands):

	Three Months
	Ended March 31,
	2021	2020
Gross realized gains	$-	$39
Gross realized losses	-	(27)

	$-	$12

The Company sold approximately $7,900,000 of investment securities available for sale at a net gain of $12,000 in 2020. The sales of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity.

Investment securities available for sale that have an unrealized loss position at March 31, 2021 and December 31, 2020 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2021
Mortgage-backed securities	$14,218	$(428)	$-	$-	$14,218	$(428)
Municipals	1,200	(83)	-	-	1,200	(83)
Subordinated debt	1,294	(10)	1,434	(75)	2,728	(85)

	$16,712	$(521)	$1,434	$(75)	$18,146	$(596)

December 31, 2020
Mortgage-backed securities	$5,475	$(51)	$-	$-	$5,475	$(51)
Subordinated debt	1,747	(11)	2,807	(125)	4,554	(136)

	$7,222	$(62)	$2,807	$(125)	$10,029	$(187)

As of March 31, 2021, there were ten investments available for sale totaling $16,712,000 that were in a continuous loss position for less than 12 months and had an unrealized loss of $521,000. There were four investments available for sale totaling $1,434,000 that had been in a continuous loss position for more than 12 months and had an unrealized loss of $75,000.

All of the unrealized losses are attributable to movements in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2021.

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2021, by contractual maturity, are as follows (in thousands):

	Amortized
	Cost	Fair Value
Less than one year	$4,007	$4,025
One to five years	263	266
Five to ten years	9,808	9,848
More than ten years	28,262	28,232

Total	$42,340	$42,371

Note 5 – Loans and allowance for loan losses

Loans classified by type as of March 31, 2021 and December 31, 2020 are as follows (dollars in thousands):

	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
Construction and land development
Residential	$7,164	1.21%	$8,103	1.44%
Commercial	22,436	3.79%	21,466	3.82%
	29,600	5.00%	29,569	5.26%
Commercial real estate
Owner occupied	99,677	16.83%	99,784	17.79%
Non-owner occupied	125,202	21.14%	121,184	21.60%
Multifamily	9,086	1.53%	9,889	1.75%
Farmland	358	0.06%	367	0.07%
	234,323	39.56%	231,224	41.21%
Consumer real estate
Home equity lines	18,128	3.06%	18,394	3.28%
Secured by 1-4 family residential,
First deed of trust	58,028	9.80%	57,089	10.18%
Second deed of trust	10,661	1.80%	11,097	1.98%
	86,817	14.66%	86,580	15.44%
Commercial and industrial loans (except those secured by real estate)	209,381	35.36%	181,088	32.28%
Guaranteed student loans	29,062	4.91%	29,657	5.29%
Consumer and other	2,994	0.51%	2,885	0.52%

Total loans	592,177	100.0%	561,003	100.0%
Deferred fees and costs, net	(3,311)		(2,048)
Less: allowance for loan losses	(3,992)		(3,970)
	$584,874		$554,985

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans were $159,769,000 as of March 31, 2021, which was the result of the origination of $68,852,000 in second round PPP loans offset by the forgiveness of $45,872,000 in first round PPP loans, during the quarter. PPP loans have provided essential funds to over 2,200 businesses and nonprofits and protected more than 28,000 jobs in our community. Below is a breakdown by loan size as of March 31, 2021 (dollars in thousands):

	Round 1		Round 2		Total
Loan Size	# of Loans	$ of Loans	# of Loans	$ of Loans	# of Loans	$ of Loans
< $350,000	1,484	$41,939	644	$42,685	2,128	$84,624
$350,000 - $2 million	36	25,876	40	26,167	76	52,043
> $2 million	6	23,102	-	-	6	23,102
Total	1,526	$90,917	684	$68,852	2,210	$159,769

Loans pledged as collateral with the FHLB as part of their lending arrangement with the Company totaled $44,419,000 and $65,587,000 as of March 31, 2021 and December 31, 2020, respectively.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (in thousands):

	March 31,	December 31,
	2021	2020
Commercial real estate
Non-owner occupied	$300	$303
	300	303
Consumer real estate
Home equity lines	300	300
Secured by 1-4 family residential
First deed of trust	627	630
Second deed of trust	303	317
	1,228	1,247
Commercial and industrial loans (except those secured by real estate)	25	27
Total loans	$1,555	$1,577

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;

•	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;

•	Risk rated 6 loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; and

•	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
March 31, 2021
Construction and land development
Residential	$7,164	$-	$-	$-	$7,164
Commercial	22,343	93	-	-	22,436
	29,507	93	-	-	29,600
Commercial real estate
Owner occupied	88,027	7,999	3,651	-	99,677
Non-owner occupied	120,271	4,244	687	-	125,202
Multifamily	9,086	-	-	-	9,086
Farmland	358	-	-	-	358
	217,742	12,243	4,338	-	234,323
Consumer real estate
Home equity lines	17,203	625	300	-	18,128
Secured by 1-4 family residential
First deed of trust	54,764	2,132	1,132	-	58,028
Second deed of trust	9,045	1,199	417	-	10,661
	81,012	3,956	1,849	-	86,817
Commercial and industrial loans (except those secured by real estate)	205,611	3,459	311	-	209,381
Guaranteed student loans	29,062	-	-	-	29,062
Consumer and other	2,955	39	-	-	2,994
Total loans	$565,889	$19,790	$6,498	$-	$592,177

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
December 31, 2020
Construction and land development
Residential	$8,103	$-	$-	$-	$8,103
Commercial	21,370	96	-	-	21,466
	29,473	96	-	-	29,569
Commercial real estate
Owner occupied	88,066	9,405	2,313	-	99,784
Non-owner occupied	116,161	4,244	779	-	121,184
Multifamily	9,889	-	-	-	9,889
Farmland	367	-	-	-	367
	214,483	13,649	3,092	-	231,224
Consumer real estate
Home equity lines	17,298	796	300	-	18,394
Secured by 1-4 family residential
First deed of trust	53,731	2,212	1,146	-	57,089
Second deed of trust	9,425	1,236	436	-	11,097
	80,454	4,244	1,882	-	86,580
Commercial and industrial loans (except those secured by real estate)	178,217	2,602	269	-	181,088
Guaranteed student loans	29,657	-	-	-	29,657
Consumer and other	2,844	41	-	-	2,885
Total loans	$536,336	$20,632	$5,243	$-	$561,003

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
March 31, 2021
Construction and land development
Residential	$-	$-	$-	$-	$7,164	$7,164	$-
Commercial	-	-	-	-	22,436	22,436	-
	-	-	-	-	29,600	29,600	-
Commercial real estate
Owner occupied	-	-	-	-	99,677	99,677	-
Non-owner occupied	-	-	-	-	125,202	125,202	-
Multifamily	-	-	-	-	9,086	9,086	-
Farmland	-	-	-	-	358	358	-
	-	-	-	-	234,323	234,323	-
Consumer real estate
Home equity lines	559	-	-	559	17,569	18,128	-
Secured by 1-4 family residential
First deed of trust	375		-	375	57,653	58,028	-
Second deed of trust	-	-	-	-	10,661	10,661	-
	934	-	-	934	85,883	86,817	-
Commercial and industrial loans (except those secured by real estate)	-	-	-	-	209,381	209,381	-
Guaranteed student loans	712	673	2,504	3,889	25,173	29,062	2,504
Consumer and other	-	-	-	-	2,994	2,994	-
Total loans	$1,646	$673	$2,504	$4,823	$587,354	$592,177	$2,504

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2020
Construction and land development
Residential	$-	$-	$-	$-	$8,103	$8,103	$-
Commercial	-	-	-	-	21,466	21,466	-
	-	-	-	-	29,569	29,569	-
Commercial real estate
Owner occupied	86	-	-	86	99,698	99,784	-
Non-owner occupied	-	-	-	-	121,184	121,184	-
Multifamily	-	-	-	-	9,889	9,889	-
Farmland	-	-	-	-	367	367	-
	86	-	-	86	231,138	231,224	-
Consumer real estate
Home equity lines	-	-	-	-	18,394	18,394	-
Secured by 1-4 family residential
First deed of trust	133		-	133	56,956	57,089	-
Second deed of trust	-	57	-	57	11,040	11,097	-
	133	57	-	190	86,390	86,580	-
Commercial and industrial loans (except those secured by real estate)	25	-	-	25	181,063	181,088	-
Guaranteed student loans	1,428	1,009	2,193	4,630	25,027	29,657	2,193
Consumer and other	1	-	-	1	2,884	2,885	-
Total loans	$1,673	$1,066	$2,193	$4,932	$556,071	$561,003	$2,193

Loans greater than 90 days past due are student loans that are guaranteed by the DOE which covers approximately 98% of the principal and interest. Accordingly, these loans will not be placed on nonaccrual status and are not considered to be impaired.

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts when due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, non-guaranteed loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans are set forth in the following table as of the dates indicated (in thousands):

	March 31, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate
Owner occupied	$5,224	$5,239	$-	$2,780	$2,795	$-
Non-owner occupied	1,895	1,895	-	1,991	1,991	-
	7,119	7,134	-	4,771	4,786	-
Consumer real estate
Home equity lines	300	300	-	300	300	-
Secured by 1-4 family residential
First deed of trust	2,106	2,110	-	1,937	1,940	-
Second deed of trust	742	1,035	-	699	992	-
	3,148	3,445	-	2,936	3,232	-
Commercial and industrial loans (except those secured by real estate)	202	202	-	141	141	-
	10,469	10,781	-	7,848	8,159	-
With an allowance recorded
Commercial real estate
Owner occupied	-	-	-	1,125	1,125	9
	-	-	-	1,125	1,125	9
Consumer real estate
Secured by 1-4 family residential
First deed of trust	152	152	8	74	74	8
	152	152	8	74	74	8
Commercial and industrial loans (except those secured by real estate)	-	-	-	-	-	-
	152	152	8	1,199	1,199	17
Total
Commercial real estate
Owner occupied	5,224	5,239	-	3,905	3,920	9
Non-owner occupied	1,895	1,895	-	1,991	1,991	-
	7,119	7,134	-	5,896	5,911	9
Consumer real estate
Home equity lines	300	300	-	300	300	-
Secured by 1-4 family residential,
First deed of trust	2,258	2,262	8	2,011	2,014	8
Second deed of trust	742	1,035	-	699	992	-
	3,300	3,597	8	3,010	3,306	8
Commercial and industrial loans (except those secured by real estate)	202	202	-	141	141	-
	$10,621	$10,933	$8	$9,047	$9,358	$17

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development Commercial	$146	$-	$315	$-
	146	-	315	-
Commercial real estate
Owner occupied	3,849	58	2,696	29
Non-owner occupied	1,921	30	2,324	32
	5,770	88	5,020	61
Consumer real estate
Home equity lines	300	8	363	4
Secured by 1-4 family residential
First deed of trust	2,064	23	2,072	19
Second deed of trust	762	11	740	14
	3,126	42	3,175	37
Commercial and industrial loans (except those secured by real estate)	162	-	646	-
Consumer and other	-	-	1	-
	9,204	130	9,157	98
With an allowance recorded
Commercial real estate
Owner occupied	562	-	1,420	15
Non-Owner occupied	-	-	-	-
	562	-	1,420	15
Consumer real estate
Secured by 1-4 family residential
First deed of trust	94	3	136	1
Second deed of trust	26	-	78	-
	120	3	214	1
Commercial and industrial loans (except those secured by real estate)	84	-	162	6
Consumer and other	-	-	4	-
	766	3	1,800	22
Total
Construction and land development Commercial	$146	$-	$315	$-
	146	-	315	-
Commercial real estate
Owner occupied	4,411	58	4,116	44
Non-owner occupied	1,921	30	2,324	32
	6,332	88	6,440	76
Consumer real estate
Home equity lines	300	8	363	4
Secured by 1-4 family residential,
First deed of trust	2,158	26	2,208	20
Second deed of trust	788	11	818	14
	3,246	45	3,389	38
Commercial and industrial loans (except those secured by real estate)	246	-	808	6
Consumer and other	-	-	5	-
	$9,970	$133	$10,957	$120

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

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
March 31, 2021
Commercial real estate
Owner occupied	$3,367	$3,367	$-	$-
Non-owner occupied	1,895	1,595	300	-
	5,262	4,962	300	-
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,717	1,171	546	8
Second deeds of trust	606	545	61	-
	2,323	1,716	607	8
Commercial and industrial loans (except those secured by real estate)	25	-	25	-
	$7,610	$6,678	$932	$8

Number of loans	35	28	7	2

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2020
Commercial real estate
Owner occupied	$3,396	$3,396	$-	$9
Non-owner occupied	1,991	1,688	303	-
	5,387	5,084	303	9
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,460	910	550	8
Second deeds of trust	617	556	61	-
	2,077	1,466	611	8
Commercial and industrial loans (except those secured by real estate)	27	-	27	-
	$7,491	$6,550	$941	$17

Number of loans	34	27	7	2

The following table provides information about TDRs identified during the indicated periods (dollars in thousands).

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance
Secured by 1-4 family residential
First deed of trust	1	$267	$267	-	$-	$-

	1	$267	$267	-	$-	$-

There were no defaults on TDR’s that were modified as TDRs during the prior 12 month period ended March 31, 2021 and 2020.

The CARES Act, as amended by the Consolidated Appropriations Act 2021 (“CAA”), permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. As of March 31, 2021 and December 31, 2020, the Company had approximately $19.0 million and $38.0 million in loans still under their modified terms, respectively. The Company’s modification program primarily included payment deferrals and interest only modifications.

Activity in the allowance for loan losses is as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Three Months Ended March 31, 2021
Construction and land development
Residential	$214	$(114)	$-	$-	$100
Commercial	285	(117)	-	-	168
	499	(231)	-	-	268
Commercial real estate
Owner occupied	1,047	(148)	-	-	899
Non-owner occupied	1,421	(135)	-	-	1,286
Multifamily	47	(9)	-	-	38
Farmland	2	(1)	-	-	1
	2,517	(293)	-	-	2,224
Consumer real estate
Home equity lines	24	(9)	-	-	15
Secured by 1-4 family residential
First deed of trust	166	(21)	-	1	146
Second deed of trust	79	(26)	-	14	67
	269	(56)	-	15	228
Commercial and industrial loans (except those secured by real estate)	408	(13)	-	15	410
Student loans	87	(3)	(8)	-	76
Consumer and other	36	2	-	-	38
Unallocated	154	594	-	-	748

	$3,970	$-	$(8)	$30	$3,992

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Three Months Ended March 31, 2020
Construction and land development
Residential	$48	$170	$-	$1	$219
Commercial	137	133	-	-	270
	185	303	-	1	489
Commercial real estate
Owner occupied	671	188	-	-	859
Non-owner occupied	831	227	-	-	1,058
Multifamily	85	(17)	-	-	68
Farmland	2	(1)	-	-	1
	1,589	397	-	-	1,986
Consumer real estate
Home equity lines	271	(231)	-	-	40
Secured by 1-4 family residential
First deed of trust	343	(189)	-	3	157
Second deed of trust	64	8	-	4	76
	678	(412)	-	7	273
Commercial and industrial loans (except those secured by real estate)	572	(31)	(135)	3	409
Student loans	108	16	(20)	-	104
Consumer and other	30	9	(1)	3	41
Unallocated	24	118	-	-	142

	$3,186	$400	$(156)	$14	$3,444

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Year Ended December 31, 2020
Construction and land development
Residential	$48	$141	$-	$25	$214
Commercial	137	148	-	-	285
	185	289	-	25	499
Commercial real estate
Owner occupied	671	376	-	-	1,047
Non-owner occupied	831	590	-	-	1,421
Multifamily	85	(38)	-	-	47
Farmland	2	-	-	-	2
	1,589	928	-	-	2,517
Consumer real estate
Home equity lines	271	(247)	-	-	24
Secured by 1-4 family residential
First deed of trust	343	(190)	-	13	166
Second deed of trust	64	45	(85)	55	79
	678	(392)	(85)	68	269
Commercial and industrial loans (except those secured by real estate)	572	(58)	(135)	29	408
Student loans	108	27	(48)	-	87
Consumer and other	30	26	(24)	4	36
Unallocated	24	130	-	-	154

	$3,186	$950	$(292)	$126	$3,970

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

The Company did not record a provision for the three months ended March 31, 2021. The lack of a provision expense for the three months ended March 31, 2021 was because of a reduction in the qualitative factors which was driven by improving economic factors as the vaccine rollout continues, improved credit metrics, and reductions in loan deferrals. The Company recorded a provision for loan losses of $400,000 for the three month period ended March 31, 2020 as a result of growth in the loan portfolio, an increase in the historical loan loss experience and an increase in the qualitative factors due to the anticipated economic impact of COVID-19. The increase in the qualitative factors due to COVID-19 were a result of deterioration in local economic factors such as the higher levels of unemployment and the increased credit risk due to loan payment deferrals under the CARES Act. The Company believes the current level of allowance for loan loss reserves are adequate to cover inherent losses in the portfolio. However, the full economic impact of the COVID-19 pandemic is currently unknown and the Company will continue to monitor our loan portfolio for loss indicators which may have the potential for further provisions for loan losses through 2021 and beyond.

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in calculation of the allowance. The allowance for loan losses included an unallocated portion of approximately $748,000, $154,000, and $142,000 at March 31, 2021, December 31, 2020, and March 31, 2020, respectively.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively
Three Months March 31, 2021
Construction and land development
Residential	$100	$-	$100	$7,164	$-	$7,164
Commercial	168	-	168	22,436	-	22,436
	268	-	268	29,600	-	29,600
Commercial real estate
Owner occupied	899	-	899	99,677	5,224	94,453
Non-owner occupied	1,286	-	1,286	125,202	1,895	123,307
Multifamily	38	-	38	9,086	-	9,086
Farmland	1	-	1	358	-	358
	2,224	-	2,224	234,323	7,119	227,204
Consumer real estate
Home equity lines	15	-	15	18,128	300	17,828
Secured by 1-4 family residential
First deed of trust	146	8	138	58,028	2,258	55,770
Second deed of trust	67	-	67	10,661	742	9,919
	228	8	220	86,817	3,300	83,517

Commercial and industrial loans (except those secured by real estate)	410	-	410	209,381	202	209,179
Student loans	76	-	76	29,062	-	29,062
Consumer and other	786	-	786	2,994	-	2,994

	$3,992	$8	$3,984	$592,177	$10,621	$581,556

Year Ended December 31, 2020
Construction and land development
Residential	$214	$-	$214	$8,103	$-	$8,103
Commercial	285	-	285	21,466	-	21,466
	499	-	499	29,569	-	29,569
Commercial real estate
Owner occupied	1,047	9	1,038	99,784	3,905	95,879
Non-owner occupied	1,421	-	1,421	121,184	1,991	119,193
Multifamily	47	-	47	9,889	-	9,889
Farmland	2	-	2	367	-	367
	2,517	9	2,508	231,224	5,896	225,328
Consumer real estate
Home equity lines	24	-	24	18,394	300	18,094
Secured by 1-4 family residential
First deed of trust	166	8	158	57,089	2,011	55,078
Second deed of trust	79	-	79	11,097	699	10,398
	269	8	261	86,580	3,010	83,570

Commercial and industrial loans (except those secured by real estate)	408	-	408	181,088	141	180,947
Student loans	87	-	87	29,657	-	29,657
Consumer and other	190	-	190	2,885	-	2,885

	$3,970	$17	$3,953	$561,003	$9,047	$551,956

Note 6 – Deposits

Deposits as of March 31, 2021 and December 31, 2020 were as follows (dollars in thousands):

	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
Demand accounts	$245,582	39.6%	$222,305	37.8%
Interest checking accounts	71,949	11.5%	70,342	11.9%
Money market accounts	164,689	26.6%	152,726	26.0%
Savings accounts	44,638	7.2%	38,083	6.5%
Time deposits of $250,000 and over	15,238	2.5%	16,014	2.7%
Other time deposits	77,960	12.6%	88,912	15.1%

Total	$620,056	100.0%	$588,382	100.0%

Note 7 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $353,000 in FHLB stock at March 31, 2021 and $484,000 at December 31, 2020, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of commercial, 1-4 family residential loans. The Company had no outstanding FHLB advances at March 31, 2021 or December 31, 2020.

Through the Federal Reserve Bank of Richmond, the Company can borrow funds through the Paycheck Protection Program Liquidity Fund (“PPPLF”), which are secured by the Company’s PPP loans. The Company had $17.1 million and $41.5 million in outstanding advances under the PPPLF at March 31, 2021 and December 31, 2020, respectively. The Company’s available borrowing capacity under the PPPLF was $142.6 million and $95.2 million as of March 31, 2021 and December 31, 2020, respectively.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no borrowings against the lines at March 31, 2021.

The Company’s unused lines of credit for future borrowings total approximately $75.5 million at March 31, 2021, which consists of $32.7 million available from the FHLB, $10 million on revolving bank line of credit, $7.8 million under secured federal funds agreements with third party financial institutions, and $25 million in repurchase lines of credit with third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank of Richmond or the FHLB above the current lendable collateral value.

Note 8 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a floating rate of interest indexed to the London InterBank Offered Rate (“LIBOR”) (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2021 was 2.34%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at March 31, 2021 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at March 31, 2021 was 1.59%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at March 31, 2021 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 9 – Subordinated Debt

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrue interest at a fixed rate of 6.50% for the first five years until March 31, 2023; thereafter, the subordinated notes will accrue interest at an annual floating rate equal to three-month LIBOR plus a spread of 3.73% until maturity or early redemption. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. The carrying value of the notes totaled $5,636,000 and $5,628,000 at March 31, 2021 and December 31, 2020, respectively.

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

The following table summarizes options outstanding under the Company’s stock incentive plans at the indicated dates:

	Three Months Ended March 31,
	2021				2020
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value
Options outstanding, beginning of period	734	$25.63	$9.76		734	$25.63	$9.76
Granted	-	-	-		-	-	-
Forfeited	-	-	-		-	-	-
Exercised	-	-	-		-	-	-
Options outstanding, end of period	734	$25.63	$9.76	$-	734	$25.63	$9.76	$-
Options exercisable, end of period	734				734

During 2020, we granted certain officers time-based restricted shares of common stock and performance-based restricted stock units. The time-based restricted shares vest ratably over a three year period provided the officer is employed with the Company on the applicable vesting date. The performance-based units, which have a two-year performance period that began on January 2, 2021, vest based on the Company’s achievement of performance targets related to return on tangible common equity and the adversely classified items ratio over the performance period with possible payouts ranging from 0% to 150% of the target awards.

The total number of shares underlying non-vested restricted stock was 24,244 and 13,060 at March 31, 2021 and 2020, respectively. The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period. Unamortized stock-based compensation related to non-vested share-based compensation arrangements granted under the stock incentive plan as of March 31, 2021 and 2020 was $500,000 and $347,000, respectively. The time-based unrecognized compensation of $402,600 is expected to be recognized over a weighted average period of 2.05 years. For the periods ended March 31, 2021 and 2020, there were no forfeitures of restricted stock and restricted stock units.

A summary of changes in the Company’s non-vested restricted stock and restricted stock unit awards for the three months ended March 31, 2021 follows:

	Shares	Weighted- Average Grant-Date Fair-Value	Aggregate Intrinsic Value
December 31, 2020	24,829	$30.85	$993,160
Granted	-	-	-
Vested	(754)	36.86	(30,160)
Forfeited	-	-	-
Other	169	33.82	6,760

March 31, 2021	24,244	$30.68	$969,760

Stock-based compensation expense was approximately $85,000 and $54,000 for the three months ended March 31, 2021 and 2020, respectively.

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

Derivative asset/liability – forward sale commitments: Best efforts sale commitments are entered into for loans intended for sale in the secondary market at the time the borrower commitment is made. The best efforts commitments are valued using the committed price to the counter-party against the current market price of the interest rate lock commitment or mortgage loan held for sale. All of the Company’s forward sale commitments are classified as Level 2.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (dollars in thousands):

	Fair Value Measurement
	at March 31, 2021 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$5,906	$-	$5,906	$-
Mortgage-backed securities	26,985	-	26,985	-
Municipals	1,200
Subordinated debt	8,280	-	8,030	250
Loans held for sale	17,031	-	17,031	-
IRLC	357	-	357	-

Financial Liabilities - Recurring
Forward sales commitment	1,309	-	1,309	-

Financial Assets - Non-Recurring
Other real estate owned	336	-	-	336

	Fair Value Measurement
	at December 31, 2020 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets – Recurring
US Government Agencies	$8,142	$-	$8,142	$-
Mortgage-backed securities	24,006	-	24,006	-
Subordinated debt	8,696	-	8,446	250
Loans held for sale	34,421	-	34,421	-
IRLC	1,552	-	1,552	-

Financial Liabilities - Recurring
Forward sales commitment	3,105	-	3,105	-

Financial Assets - Non-Recurring
Other real estate owned	336	-	-	336

The following table presents qualitative information about Level 3 fair value measurements for financial instruments measured at fair value at March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
Other real estate owned	$336	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not identifiable
(2)	Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances.

	December 31, 2020
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)
Other real estate owned	$336	Appraisal (1) or Internal Valuation (2)	Selling costs	6%-10% (7%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not identifiable.
(2)	Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances.

Financial Accounting Standards Board (“FASB”) ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. In accordance with Accounting Standards Update (“ASU”) 2016-01, the Company uses the exit price notion, rather than the entry price notion, in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The following tables reflect the carrying amounts and estimated fair values of the Company’s financial instruments whether or not recognized on the Consolidated Balance Sheets at fair value.

		March 31,		December 31,
		2021		2020
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value

	(In thousands)
Financial assets
Cash	Level 1	$24,252	$24,252	$12,709	$12,709
Cash equivalents	Level 2	10,670	10,670	30,742	30,742
Investment securities available for sale	Level 1	-	-	1,193	1,193
Investment securities available for sale	Level 2	42,121	42,121	39,401	39,401
Investment securities available for sale	Level 3	250	250	250	250
Federal Home Loan Bank stock	Level 2	484	484	484	484
Loans held for sale	Level 2	17,031	17,031	34,421	34,421
Loans	Level 3	592,178	592,997	561,003	562,362
Other real estate owned	Level 3	336	336	336	336
Bank owned life insurance	Level 3	12,260	12,260	7,806	7,806
Accrued interest receivable	Level 2	4,793	4,793	4,943	4,943
Interest rate lock commitments	Level 2	357	357	1,552	1,552

Financial liabilities
Deposits	Level 2	620,056	620,559	588,382	589,017
Trust preferred securities	Level 2	8,764	9,697	8,764	9,697
Other borrowings	Level 2	22,772	22,772	47,157	47,157
Accrued interest payable	Level 2	134	134	194	194
Forward sales commitment	Level 2	1,309	1,309	3,105	3,105

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

The following table presents segment information as of and for the three months ended March 31, 2021 and 2020 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended March 31, 2021

Revenues
Interest income	$6,918	$135	$(22)	$7,031
Gain on sale of loans	-	4,174	-	4,174
Other revenues	724	228	(45)	907
Total revenues	7,642	4,537	(67)	12,112

Expenses
Interest expense	655	22	(22)	655
Salaries and benefits	2,146	1,275	-	3,421
Commissions	-	890	-	890
Other expenses	1,843	315	(45)	2,113
Total operating expenses	4,644	2,502	(67)	7,079

Income before income taxes	2,998	2,035	-	5,033
Income tax expense	709	427	-	1,136
Net income	$2,289	$1,608	$-	$3,897

Total assets	$715,837	$18,019	$(18,235)	$715,621

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended March 31, 2020

Revenues
Interest income	$5,590	$109	$(15)	$5,684
Gain on sale of loans	-	1,624	-	1,624
Other revenues	733	197	(57)	873
Total revenues	6,323	1,930	(72)	8,181

Expenses
Provision for loan losses	400	-	-	400
Interest expense	1,257	15	(15)	1,257
Salaries and benefits	2,208	814	-	3,022
Commissions	-	437	-	437
Other expenses	1,709	276	(57)	1,928
Total operating expenses	5,574	1,542	(72)	7,044

Income before income taxes
Income tax expense	749	388	-	1,137
Net income	158	81	-	239
	$591	$307	$-	$898
Total assets	$570,751	$12,433	$(12,979)	$570,205

Note 13 – Shareholders’ Equity and Regulatory Matters

Accumulated Other Comprehensive Income

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred taxes of $(3,000) and $14,000 as of March 31, 2021 and December 31, 2020, respectively (in thousands):

	March 31,	December 31,
	2021	2020
Net unrealized gains on securities	$24	$466
Net unrecognized losses on defined benefit plan	(34)	(36)
Total accumulated other comprehensive (loss) income	$(10)	$430

Regulatory Matters

The Company meets the eligibility criteria of a small bank holding company in accordance with the Board of Governors of the Federal Reserve System’s (“Federal Reserve”) Small Bank Holding Company Policy Statement (the “SBHC Policy Statement”). On August 28, 2018, the Federal Reserve issued an interim final rule required by the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, which was signed into law on May 24, 2018 (the “EGRRCPA”), that expands the applicability of the SBHC Policy Statement to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies, such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). The SBHC Policy Statement does not apply to the Bank and the Bank must comply with the Basel III Capital Rules.

The Basel III Capital Rules require banks to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of March 31, 2021, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950. To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. As of March 31, 2021, the Bank exceeded the minimum ratios to be classified as well capitalized.

On September 17, 2019, the federal bank regulators issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion of assets, like the Company and the Bank, to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which became effective January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. In April 2020, as required by the Coronavirus Aid, Relief, and Economic Security Act, which was passed in response to the COVID-19 pandemic, federal bank regulators issued two interim final rules related to the CBLR framework. One interim final rule provides that, as of the second quarter of 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. The Bank elected not to opt into the CBLR framework as of March 31, 2021 and December 31, 2020.

The capital amounts and ratios at March 31, 2021 and December 31, 2020 for the Bank are presented in the table below (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total capital (to risk- weighted assets) Village Bank	$69,616	14.85%	$37,515	8.00%	$46,894	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	65,624	13.99%	28,136	6.00%	37,515	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	65,624	9.68%	27,124	4.00%	33,905	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	65,624	13.99%	21,102	4.50%	30,481	6.50%

December 31, 2020
Total capital (to risk- weighted assets) Village Bank	$65,723	14.20%	$37,015	8.00%	$46,269	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	61,753	13.35%	27,761	6.00%	37,015	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	61,753	9.28%	26,607	4.00%	33,259	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	61,753	13.35%	20,821	4.50%	30,075	6.50%

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

At March 31, 2021 and December 31, 2020, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	March 31,	December 31,
	2021	2020
Undisbursed credit lines	$111,349	$107,130
Commitments to extend or originate credit	32,275	38,910
Standby letters of credit	4,771	4,934

Total commitments to extend credit	$148,395	$150,974

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

Note 15 – Mortgage Banking and Derivatives

Loans held for sale. The Company, through the Bank’s mortgage banking subsidiary, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. During the first quarter of 2020, the Company elected to begin using fair value accounting for its entire portfolio of loans held for sale (“LHFS”) in accordance with ASC 820 - Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business and totaled $17.0 million as of March 31, 2021, of which $16.8 million is related to unpaid principal and totaled $34.4 million as of December 31, 2020, of which $32.9 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments. The Company, through the Bank’s mortgage banking subsidiary, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments (“IRLCs”). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation.  The Company determines the fair value of IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at March 31, 2021, and totaled $981,000, with a notional amount of $32.3 million and total positions of 141 and was reported in “Other Assets” at December 31, 2020, and totaled $1.6 million, with a notional amount of $38.9 million and total positions of 150.. Changes in fair value are recorded as a component of mortgage banking income, net in the Consolidated Income Statement for the period ended March 31, 2021. The Company’s IRLCs are classified as Level 2. At March 31, 2021 and December 31, 2020, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company has elected to begin using fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments is reported in “Other Liabilities” in the Consolidated Balance Sheet at March 31, 2021, and totaled $1.3 million, with a notional amount of $47.8 million and total positions of 219 and was reported in “Other Liabilities” at December 31, 2020, and totaled $3.1 million, with a notional amount of $71.7 million and total positions of 289.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.” The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. ASU 2019-12 was effective for the Company on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2020-01 amends ASU 2016-01, which made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments in ASU 2020-01 clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. ASU 2020-01 was effective for the Company on January 1, 2021. The adoption of ASU 2020-01 did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 20201, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company has a team to assess ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

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

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. ASU 2020-08 was effective for the Company on January 1, 2021. The adoption of ASU 2020-08 did not have a material impact on the Company’s consolidated financial statements.

In December 2020, the CAA was passed. Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the CARES Act, including the PPP loan program and treatment of certain loan modifications related to the COVID-19 pandemic. As of March 31, 2021, the Company had approximately $19.0 million in loans still under their CAA modified terms. The Company’s modification program primarily included payment deferrals and interest only modifications. For more financial data and other information about loan deferrals refer to Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

•	changes in assumptions underlying the establishment of allowances for loan losses, and other estimates;
•	the risks of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
•	the effects of future economic, business and market conditions;
•	legislative and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of Federal Deposit Insurance Corporation insurance and other coverages;
•	our inability to maintain our regulatory capital position;
•	the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions despite security measures implemented by the Company;
•	changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, soundness of other financial institutions we do business with;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	changes in operations of the mortgage company as a result of the activity in the residential real estate market;
•	exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;
•	governmental monetary and fiscal policies;
•	changes in accounting policies, rules and practices;
•	reliance on our management team, including our ability to attract and retain key personnel;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by us;
•	natural disasters, war, terrorist activities, pandemics, or the outbreak of COVID-19 or similar outbreaks, and their effects on economic and business environments in which the Company operates;

•	adverse effects due to COVID-19 on the Company and its customers, counterparties, employees, and third-party service providers, and the adverse impacts to our business, financial position, results of operations, and prospects;
•	changing trends in customer profiles and behavior; and
•	other factors described from time to time in our reports filed with the SEC.

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

Continued Response to COVID-19

We are starting to see signs of hope and recovery in both the economy and our customers. Our level of loan deferrals has decreased considerably as the economy continues to strengthen and an increasing percentage of our community is vaccinated. We returned our branches to full lobby access on April 19, 2021. With the continued uncertainty around COVID-19, we continue to take the necessary measures to protect the health and wellbeing of our employees and customers as well as working with our borrowers who continue to be impacted by the COVID-19 pandemic. We believe that we are well positioned to weather the remnants of the economic storm created by the COVID-19 pandemic.

Small Business Administration Paycheck Protection Program

PPP loans were $159,769,000 as of March 31, 2021 which was the result of the origination of $68,852,000 in second round PPP loans offset by the forgiveness of $45,872,000 in first round PPP loans. PPP loans have provided essential funds to over 2,200 businesses and nonprofits and protected more than 28,000 jobs in our community. Below is a breakdown by loan size as of March 31, 2021 (dollars in thousands):

PPP loans as of March 31, 2021
	Round 1	Round 2
Dollars Approved	$185,137	$68,852
Number Approved	1,526	684
Average Loan Size	$122,768	$100,661
% of Loans < $50,000	55%	57%
First Draw Round-2
Amount of Loans	N/A	$3,105
Number of Loans	N/A	101
Forgiveness
SBA Approved	$12,730	N/A
Payment Received	$93,731	N/A

As of April 18, 2021, approximately $133,528,000, or 72%, in PPP round one loans had received SBA approval for forgiveness and the Bank had originated 790 PPP round two loans for a total of approximately $76,390,000.

Supporting customers through payment deferrals

Deferred loan balances continued to decrease during the three month period ended March 31, 2021, and are down significantly since their peak as of September 30, 2020. We continue to work with our customers that have been severely impacted by the COVID-19 pandemic and when necessary have moved forward on additional payment modifications, as permitted under the CARES Act.

Below is a breakdown of the loan portfolio showing the percentage of loans whose deferral periods have not ended or have been extended at the dates indicated (dollars in thousands):

	Balance	March 31, 2021		December 31, 2020
	March 31,	Deferred Loans(2)		Deferred Loans(2)
Loan Type	2021(1)	$ Def	% Def	$ Def	% Def
C&I + Owner occupied commercial real estate	$149,289	$14,334	9.60%	$8,988	6.02%
Nonowner occupied commercial real estate	134,646	3,651	2.71%	26,835	19.93%
Acquisition, development and construction	29,600	-	0.00%	-	0.00%
Total commercial loans	313,535	17,984	5.74%	35,823	11.43%
Consumer/Residential	86,817	1,050	1.21%	2,205	2.54%
Student	29,062	-	0.00%	-	0.00%
Other	2,994	-	0.00%	-	0.00%
Total loans	$432,408	$19,034	4.40%	$38,028	8.79%

(1) The table excludes PPP Loans of $159,769 as the inclusion of these loans dilutes the impact of the deferral program.
(2) Effective January 19, 2021, the SBA provided guidance on the implementation of the extension of the Section 1112 Debt Relief Program for the 7(a) loan program as authorized by Section 325 of the Economic Aid to Hard-Hit Small Business, Nonprofits, and Venues Act. The SBA will pay the principal, interest, and fees on current 7(a) loans for a period of up to eight months. These loans have been excluded from the March 31, 2021 metrics; however, as of December 31, 2020, six loans with a total outstanding balance of $3,407,000 went into a deferred payment status and were included in the deferred loan amount above.

The hotel segment, which represents approximately 67% of total deferrals, has a weighted average loan to value of approximately 45%. The low loan to value on the hotel segment supports a lower breakeven point on occupancy which will allow these borrowers to return to amortizing terms. Early indicators suggest that occupancy rates are starting to improve and we anticipate all of our hotels will return to contractual debt service payments without an in-place modification or support from their sponsors by the end of the second quarter.

Below is a breakdown of the loan portfolio showing the percentage of loans in deferral within select industry categories at the dates indicated (dollars in thousands):

	Balance	March 31, 2021		December 31, 2020
	March 31,	Deferred Loans(1)		Deferred Loans(1)
Select Industries	2021	$ Def	Amount	$ Def	Amount
Hotels	$29,718	$12,702	42.74%	$24,979	84.05%
Food Service	20,300	654	3.22%	606	2.99%
Retail(2)	20,273	3,235	15.96%	3,782	18.66%
Medical and Child Care	12,149	-	0.00%	-	0.00%
Real Estate and Leasing	147,103	-	0.00%	2,833	1.93%
Arts and Entertainment	7,602	1,944	25.57%	2,024	26.62%
Total	$237,145	$18,535	7.82%	$34,224	14.43%

(1)Effective January 19, 2021, the SBA provided guidance on the implementation of the extension of the Section 1112 Debt Relief Program for the 7(a) loan program as authorized by Section 325 of the Economic Aid to Hard-Hit Small Business, Nonprofits, and Venues Act. The SBA will pay the principal, interest, and fees on current 7(a) loans for a period of up to eight months. These loans have been excluded from the March 31, 2021 metrics; however, as of December 31, 2020, six loans with a total outstanding balance of $3,407,000 went into a deferred payment status and were included in the deferred loan amount above.
(2) Loans within this group include business such as grocery, convenience stores, drug stores, consumer durables, apparel, and personal services.

Liquidity Risk Management

The Company funds the balance sheet with core deposits and reserves wholesale funding capacity for short periods of rapid loan growth or for crises such as the current economic environment.

During the three month period ended March 31, 2020, the Company took aggressive measures to bolster its liquidity to ensure it could meet customer demands in the event customers made significant deposit withdrawals and fully drew on lines of credit. The Company increased liquid assets by $20,155,000, or 30.12% from $66,904,000 at December 31, 2019 to $87,059,000 at March 31, 2020 which was partially accomplished by raising an additional $3,733,000 in internet listing service time deposits, $15,000,000 in FHLB advances and $6,136,000 in brokered time deposits.

From March 31, 2020 through March 31, 2021, the Company did not experience excessive demand for deposit withdrawals or advances under lines of credit; however, the Company did experience significant growth in low cost relationship deposits (i.e. noninterest bearing, NOW, money market and savings). This growth in low cost relationship deposits was the result of the Company converting a significant portion of non-customer round one and round two PPP loan applicants into customers and the migration of customer funds from time deposits into money market deposits during the periods. During this period, the Company strategically acquired funds through the Federal Reserve’s PPPLF to support the origination of PPP loans in a way to minimize the negative arbitrage of carrying excess liquidity.

As of March 31, 2021, the Company had on balance sheet liquid assets of $77,293,000 which the Company believes are sufficient to cover its current liquidity needs. However, if the need were to arise the Company could access liquidity of approximately $142,633,000 in the PPPLF through June 30, 2021, it could pledge additional collateral to the FHLB in order to increase its available borrowing capacity up to 25% of assets, it could access the two federal funds lines of credit with correspondent banks totaling $15,000,000 for which there were no borrowings against the lines at March 31, 2021 and it could add additional funding through raising internet listing service and brokered time deposits.

Capital Risk Management

The Bank maintains a strong, well-capitalized position with a common equity Tier 1 capital ratio of 13.99%, a Tier 1 risk-based capital ratio of 13.99%, a total risk-based capital ratio of 14.85% and a leverage ratio of 9.68% as of March 31, 2021. The most significant risk to capital as a result of the COVID-19 pandemic is the risk of default within our loan portfolio and the potential loan losses as a result of those defaults. The Company has taken several steps to mitigate this risk to our capital by building a diversified loan portfolio over the years to be capable of sustaining through a crisis, working with our customers during this time to defer loan payments, as permitted under the CARES Act, to allow time for economic stabilization and participating in the SBA PPP round one and round two loan programs to help provide much needed funds to our borrowers and the community. While there will be pressure on capital levels as a result of the COVID-19 pandemic, the Company believes the actions we are taking will protect our capital levels and allow the Company to support all stakeholders through this difficult time.

We believe that our culture of disciplined and conservative risk taking across the balance sheet has the Company well positioned to not only carry through the current crisis but to be a pillar of support for our employees, our customers, and our communities.

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at March 31, 2021 and December 31, 2020 and the results of operations for the Company for the three months ended March 31, 2021 and 2020. The first three months of 2020 results of operations were negatively impacted by the deteriorating economic environment as a result of the COVID-19 pandemic, which resulted in the Company recognizing $400,000 in provision for loan losses. For more financial data and other information about the provision for loan losses refer to section, “Provision for Loan Losses” under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended March 31, 2021, the Company had net income of $3,897,000, or $2.66 per fully diluted share, compared to net income of $898,000 or $0.62 per fully diluted share, for the same period in 2020. This represents an increase in profitability of $2,999,000 or 334.0%.

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

	For the Three Months Ended March 31,
	2021	2020	Change

	(dollars in thousands)
Average interest-earning assets	$659,870	$502,033	$157,837
Interest income	$7,031	$5,684	$1,347
Yield on interest-earning assets	4.32%	4.55%	(0.23)%
Average interest-bearing liabilities	$409,608	$357,989	$51,619
Interest expense	$655	$1,257	$(602)
Cost of interest-bearing liabilities	0.65%	1.41%	(0.76)%
Net interest income	$6,376	$4,427	$1,949
Net interest margin	3.92%	3.55%	0.38%

The following are variances of note for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

•	NIM expanded by 37 basis points to 3.92% for three months ended March 31, 2021 compared to 3.55% for three months ended March 31, 2020. The expansion was driven by the following:

o	The yield on average earning assets contracted by 23 basis points, 4.32% for three months ended March 31, 2021 vs. 4.55% for three months ended March 31, 2020, primarily because of the impact of the 150 basis points Federal Reserve rate cut in March 2020 which was partially offset by the recognition of income associated with the origination of $253,989,000 in PPP loans during 2020 and the first quarter of 2021.

o	As of March 31, 2021, the Commercial Banking Segment had originated $185,137,000 in first round PPP loans and $68,852,000 in second round PPP loans. These loans carry a stated interest rate of 1.00% and the Commercial Banking Segment earns a fee from the SBA of 1% to 5% depending on the size of the loan. The fee is amortized, based on the term of the loans, through net income, net of deferred costs associated with the origination of these loans. During the three months ended March 31, 2021, the Commercial Banking Segment recognized $1,504,000 in SBA fee income, net of deferred costs through interest income as a result of normal amortization and the receipt of $45,872,000 in funds from loans forgiven by the SBA. In addition, the Commercial Banking Segment recognized $390,000 in interest income associated with these loans during the first quarter of 2021. PPP income of $1,894,000, during the three month period ended March 31, 2021, had a 25 basis points impact on the yield of average earnings assets. Adjusting solely for the impact of PPP income recognized during the three month period ended March 31, 2021, our net interest margin would have been 3.55%, which is flat when compared to the three month period ended March 31, 2020.

o	The cost of interest bearing liabilities dropped by 76 basis points to 0.65% for three months ended March 31, 2021 compared to 1.41% for three months ended March 31, 2020, as a result of the Commercial Banking Segment’s continued efforts to build low cost relationship deposits and its disciplined approach to deposit pricing. Low cost relationship deposits (i.e. interest checking, money market, and savings) grew by $89,190,000, or 46.43%, from March 31, 2020, while higher cost time deposits decreased by $43,899,000, or 32.02%, from March 31, 2020. We were able to decrease the cost of money market deposit accounts by 47 basis points, to 0.34% for three months ended March 31, 2021 vs. 0.81% for three months ended March 31, 2020, and time deposits accounts by 67 basis points, to 1.24% for the three months ended March 31, 2021 vs. 1.91% for the three months ended March 31, 2020. We believe that there continues to be opportunities through our funding mix and pricing strategies to lower our cost of funds further.

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

Average Balance Sheets, Income and Expense, Yields and Rates

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans net of deferred fees	$580,927	$6,643	4.64%	$431,611	$5,261	4.90%
Loans held for sale	21,319	135	2.57%	11,117	108	3.91%
Investment securities	42,289	250	2.40%	44,763	270	2.43%
Federal funds and other	15,335	3	0.08%	14,542	45	1.24%
Total interest earning assets	659,870	7,031	4.32%	502,033	5,684	4.55%

Allowance for loan losses and deferred fees	(3,978)			(3,185)
Cash and due from banks	8,854			9,359
Premises and equipment, net	11,874			11,997
Other assets	25,017			20,523
Total assets	$701,637			$540,727

Interest bearing deposits
Interest checking	$71,544	$24	0.14%	$50,060	$22	0.18%
Money market	161,546	137	0.34%	106,727	215	0.81%
Savings	37,910	15	0.16%	23,691	10	0.17%
Certificates	103,749	317	1.24%	137,709	653	1.91%
Total	374,749	493	0.53%	318,187	900	1.14%
Borrowings	34,859	162	1.88%	39,802	357	3.61%
Total interest bearing liabilities	409,608	655	0.65%	357,989	1,257	1.41%
Noninterest bearing deposits	228,275			134,280
Other liabilities	9,394			4,595
Total liabilities	647,277			496,864
Equity capital	54,360			43,863
Total liabilities and capital	$701,637			$540,727

Net interest income		$6,376			$4,427

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.67%			3.14%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.92%			3.55%

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

The Company did not record a provision for the three months ended March 31, 2021. The lack of a provision expense for the three months ended March 31, 2021 was because of a reduction in the qualitative factors which was driven by improving economic factors as the vaccine rollout continues, improved credit metrics, and reductions in loan deferrals. The Company recorded a provision for loan losses of $400,000 for the three month period ended March 31, 2020 as a result of growth in the loan portfolio, an increase in the historical loan loss experience and an increase in the qualitative factors due to the anticipated economic impact of COVID-19. The increase in the qualitative factors due to COVID-19 were a result of deterioration in local economic factors such as the higher levels of unemployment and the increased credit risk due to loan payment deferrals under the CARES Act. The Company believes the current level of allowance for loan loss reserves are adequate to cover inherent losses in the portfolio. However, the full economic impact of the COVID-19 pandemic is currently unknown and the Company will continue to monitor our loan portfolio for loss indicators which may have the potential for further provisions for loan losses through 2021 and beyond.

For more financial data and other information about the allowance for loan losses refer to section, “Balance Sheet Analysis under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, mortgage banking income, net, and gains and losses on securities available for sale. The most significant noninterest income item has been mortgage banking income, net, representing 84% and 67% for the three month periods ended March 31, 2021 and 2020, respectively.

	For the Three Months Ended
	March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Service charges and fees	$536	$518	$18	3.5%
Mortgage banking income, net	3,491	1,370	2,121	154.8%
Gain on sale of investment securities	-	12	(12)	(100.0)%
Gain on sale of SBA loans	-	86	(86)	(100.0)%
Other	143	74	69	93.2%
Total noninterest income	$4,170	$2,060	$2,110	102.4%

The increase in noninterest income of $2,110,000 for the three months ended March 31, 2021, was the result of the following:

•	The $2,121,000 increase in mortgage banking income, net is a result of increased loan originations and sales compared to the prior year due to the low rate environment.
•	During the three months ended March 31, 2020, the Company executed the sale of a SBA loan guaranteed strip and recognized a gain of $86,000. The Company made the decision not to sell any SBA loan guarantee strips during the first quarter of 2021.

Noninterest expense

	For the Three Months Ended
	March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Salaries and benefits	$3,421	$3,022	$399	13.2%
Occupancy	352	326	26	8.0%
Equipment	256	200	56	28.0%
Supplies	41	38	3	7.9%
Professional and outside services	691	716	(25)	(3.5)%
Advertising and marketing	118	78	40	51.3%
FDIC insurance premium	66	60	6	10.0%
Other operating expense	568	510	58	11.4%
Total noninterest expense	$5,513	$4,950	$563	11.4%

The increase in noninterest expense of $563,000 for the three months ended March 31, 2021, was the result of the following:

•	Salaries and benefits expense increased by $399,000 primarily due an increase in expenses related to mortgage production.
•	Equipment expense increased by $56,000 primarily due to increased investments in software to support the PPP loan forgiveness process.
•	Advertising and marketing expense increased by $40,000 as a result of increased marketing efforts during the three months ended March 31, 2021, compared to a reduction in marketing efforts during the three months ended March 31, 2020 due to the COVID-19 pandemic.
•	Other operating expense increased by $58,000 primarily due to an increase in loan underwriting costs associated with the increased mortgage banking segment loan originations.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent difference and available tax credits. Income tax expense for the three months ended March 31, 2021 was $1,136,000, resulting in an effective tax rate of 22.6% compared to $239,000 or 21.0% for the same periods in 2020. The increase in the effective tax rate was primarily related to a reduction in the tax credit received related to state taxes attributed to the Company and the mortgage banking segment. The Bank is not subject Virginia income taxes, and instead is subject to a franchise tax based on bank capital.

Balance Sheet Analysis

Investment securities

At March 31, 2021 and December 31, 2020, all of our investment securities were classified as available for sale.

For more financial data and other information about investment securities refer to Note 4 “Investment Securities Available for Sale” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Loans

The Company maintains rigorous underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies include seeking industry, loan type and loan size diversification in order to minimize credit concentration risk. Management also focuses on originating loans in markets with which the Company is familiar. Additionally, as a significant amount of the loan losses we have experienced in the past is attributable to construction and land development loans, our strategy has shifted from reducing this type of lending to closely managing the quality and concentration in these loan types.

Approximately 59% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. Approximately 5% of the loan portfolio consists of rehabilitated student loans purchased by the Bank from 2014 to 2017 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 37% of all loans. Loans in this category are typically made to individuals and small and medium-sized businesses, and range between $250,000 and $2.5 million; however, the increase in the portfolio was the result of the Company originating $185,137,000 in first round of PPP loans and $68,852,000 in second round PPP loans for the three months ended March 31, 2021, which are 100% guaranteed by the SBA. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

Loans classified by type as of March 31, 2021 and December 31, 2020 are as follows (dollars in thousands):

	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
Construction and land development
Residential	$7,164	1.21%	$8,103	1.44%
Commercial	22,436	3.79%	21,466	3.82%
	29,600	5.00%	29,569	5.26%
Commercial real estate
Owner occupied	99,677	16.83%	99,784	17.79%
Non-owner occupied	125,202	21.14%	121,184	21.60%
Multifamily	9,086	1.53%	9,889	1.75%
Farmland	358	0.06%	367	0.07%
	234,323	39.56%	231,224	41.21%
Consumer real estate
Home equity lines	18,128	3.06%	18,394	3.28%
Secured by 1-4 family residential,
First deed of trust	58,028	9.80%	57,089	10.18%
Second deed of trust	10,661	1.80%	11,097	1.98%
	86,817	14.66%	86,580	15.44%
Commercial and industrial loans
(except those secured by real estate)	209,381	35.36%	181,088	32.28%
Guaranteed student loans	29,062	4.91%	29,657	5.29%
Consumer and other	2,994	0.51%	2,885	0.52%

Total loans	592,177	100.0%	561,003	100.0%
Deferred fees and costs, net	(3,311)		(2,048)
Less: allowance for loan losses	(3,992)		(3,970)

	$584,874		$554,985

PPP loans were $159,769,000 as of March 31, 2021, which was the result of the origination of $68,852,000 in second round PPP loans offset by the forgiveness of $45,872,000 in first round PPP loans. PPP loans have provided essential funds to over 2,200 businesses and nonprofits and protected more than 28,000 jobs in our community. Below is a breakdown by loan size as of March 31, 2021 (dollars in thousands):

	Round 1		Round 2		Total
Loan Size	# of Loans	$ of Loans	# of Loans	$ of Loans	# of Loans	$ of Loans
< $350,000	1,484	$41,939	644	$42,685	2,128	$84,624
$350,000 - $2 million	36	25,876	40	26,167	76	52,043
> $2 million	6	23,102	-	-	6	23,102
Total	1,526	$90,917	684	$68,852	2,210	$159,769

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

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	March 31,	December 31,	March 31,
	2021	2020	2020
Nonaccrual loans	$1,555	$1,577	$1,317
Foreclosed properties	336	336	526
Total nonperforming assets	$1,891	$1,913	$1,843

Restructured loans (not included in nonaccrual loans above)	$6,678	$6,550	$7,472

Loans past due 90 days and still accruing (1)	$2,504	$2,193	$2,765

Nonperforming assets to loans (2)	0.32%	0.34%	0.42%

Nonperforming assets to total assets	0.26%	0.27%	0.32%

Allowance for loan losses to nonaccrual loans	256.76%	251.75%	261.60%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.
(2) Loans are net of unearned income and deferred cost.

Nonperforming assets totaled $1,891,000 at March 31, 2021, compared to $1,913,000 at December 31, 2020. Nonperforming assets at March 31, 2021 consisted primarily of $1,555,000 in nonaccrual loans, compared to $1,577,000 at December 31, 2020.

The following table presents an analysis of the changes in nonperforming assets for the three months ended March 31, 2021 (in thousands):

	Nonaccrual	Foreclosed
	Loans	Properties	Total
Balance December 31, 2020	$1,577	$336	$1,913
Loans placed back on accrual	57	-	57
Repayments	(75)	-	(75)
Charge-offs	(4)	-	(4)
Balance March 31, 2021	$1,555	$336	$1,891

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

There were no specific allowances associated with the total nonaccrual loans of $1,555,000 and $1,577,000 at March 31, 2021 and December 31, 2020, respectively that were considered impaired.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $85,000 and $77,000 for the three months ended March 31, 2021 and 2020, respectively. Student loans totaling $2,504,000 and $2,193,000 at March 31, 2021 and December 31, 2020, respectively, were past due 90 days or more and interest was still being accrued as principal and interest on such loans have a 98% guarantee by the DOE. The 2% not covered by the DOE guarantee is provided for in the allowance for loan losses.

Deposits

Deposits as of March 31, 2021 and December 31, 2020 were as follows (dollars in thousands):

	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
Demand accounts	$245,582	39.6%	$222,305	37.8%
Interest checking accounts	71,949	11.5%	70,342	11.9%
Money market accounts	164,689	26.6%	152,726	26.0%
Savings accounts	44,638	7.2%	38,083	6.5%
Time deposits of $250,000 and over	15,238	2.5%	16,014	2.7%
Other time deposits	77,960	12.6%	88,912	15.1%

Total	$620,056	100.0%	$588,382	100.0%

Total deposits increased by $31,674,000, or 5.38%, from December 31, 2020, and increased by $151,213,000, or 32.25%, from March 31, 2020. Variances of note are as follows:

•	Noninterest bearing demand account balances increased $23,277,000 from December 31, 2020 and increased $105,922,000 from March 31, 2020, and represented 39.61% of total deposits compared to 37.78% as of December 31, 2020 and 29.79% as of March 31, 2020. The increase in noninterest bearing deposits from March 31, 2020 to March 31, 2021 is a result of unprecedented government stimulus, the Bank adding new core relationships and continued success at converting a significant portion of non-customer PPP loan applicants into customers.

•	Low cost relationship deposits (i.e. interest checking, money market, and savings) balances increased $20,125,000, or 7.71%, from December 31, 2020 and increased $89,189,000, or 46.43%, from March 31, 2020. The increase in these accounts is a result of adding new core relationships, continued growth in accounts from non-customer PPP loan applicants and the migration of customer funds from time deposits.

•	Time deposits decreased by $11,728,000, or 11.18%, from December 31, 2020 and $43,898,000, or 32.02%, from March 31, 2020. The decrease in time deposits was a result of the following:

o	The migration of customers from time deposits to lower cost deposit products.

o	During the three month period ended March 31, 2021, $3,733,000 of internet listing service deposits which carried a 0.80% cost of funds matured and were not replaced.

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

Capital resources

Shareholders’ equity at March 31, 2021 was $55,538,000 compared to $51,996,000 at December 31, 2020. The $3.5 million increase in shareholders’ equity during the three months ended March 31, 2021 is primarily due to net income of $3,897,000.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2021	2020
Tier 1 capital
Total bank equity capital	$65,614	$62,183
Net unrealized gain on available-for-sale securities	(24)	(466)
Defined benefit postretirement plan	34	36
Disallowed deferred tax asset	-	-
Total Tier 1 capital	65,624	61,753

Tier 2 capital
Allowance for loan losses	3,992	3,970
Tier 2 capital deduction	-	-
Total Tier 2 capital	3,992	3,970

Total risk-based capital	69,616	65,723

Risk-weighted assets	$468,935	$462,690

Average assets	$678,106	$665,172

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	9.68%	9.28%
Common equity tier 1 capital ratio (CET 1)	13.99%	13.35%
Tier 1 capital to risk-weighted assets	13.99%	13.35%
Total capital to risk-weighted assets	14.85%	14.20%
Equity to total assets	9.16%	8.81%

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

At March 31, 2021, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $77,293,000, or 10.8% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were no borrowings against the lines at March 31, 2021 and December 31, 2020.

We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2021 was $32.7 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets.

We also have access to the Federal Reserve’s PPPLF, from which applications for borrowings can be made. The Federal Reserve requires that PPP loans be pledged to secure any advances from the PPPLF. The Company currently has $17,136,000 in borrowings against the PPPLF and an unused borrowing capacity of $142,633,000 based on unpledged PPP loans available to secure any future borrowings. The Company has access to this facility until June 30, 2021 at which time the Federal Reserve will no longer take requests for borrowings.

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At March 31, 2021, we had commitments to originate $148,395,000 of loans. Fixed commitments to incur capital expenditures were less than $100,000 at March 31, 2021. Certificates of deposit scheduled to mature in the 12-month period ending March 31, 2022 totaled $69,494,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2021. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 19, 2021.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date:	May 13, 2021	By:	/s/ James E. Hendricks, Jr.
James E. Hendricks, Jr.
President and Chief Executive Officer

Date:	May 13, 2021	By:	/s/ Donald M. Kaloski, Jr.
Donald M. Kaloski, Jr.
Executive Vice President and Chief Financial Officer