Form 10-Q
period 2021-06-30
Village Bank & Trust Financial Corp.
filed 2021-08-13
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

1,467,442 shares of common stock, $4.00 par value, outstanding as of July 31, 2021

Village Bank and Trust Financial Corp.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Balance Sheets June 30, 2021 (Unaudited) and December 31, 2020*

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$19,775	$12,709
Federal funds sold	51,884	30,742
Total cash and cash equivalents	71,659	43,451
Investment securities available for sale, at fair value	48,752	40,844
Restricted stock, at cost	694	825
Loans held for sale	16,374	34,421
Loans
Outstandings	551,664	561,003
Allowance for loan losses	(3,429)	(3,970)
Deferred fees and costs, net	(2,578)	(2,048)
Total loans, net	545,657	554,985
Other real estate owned, net of valuation allowance	—	336
Premises and equipment, net	12,056	11,779
Bank owned life insurance	12,338	7,806
Accrued interest receivable	4,350	4,943
Other assets	6,052	6,846

Total Assets	$717,932	$706,236

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing demand	$252,756	$222,305
Interest bearing	385,327	366,077
Total deposits	638,083	588,382
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,644	5,628
Other borrowings	—	41,529
Accrued interest payable	85	194
Other liabilities	6,375	9,743
Total liabilities	658,951	654,240

Shareholders' equity
Common stock, $4 par value, 10,000,000 shares authorized; 1,466,800 shares issued and outstanding at June 30, 2021 and 1,466,516 shares issued and outstanding at December 31, 2020	5,796	5,794
Additional paid-in capital	54,691	54,510
Accumulated deficit	(1,547)	(8,738)
Stock in directors rabbi trust	(730)	(771)
Directors deferred fees obligation	730	771
Accumulated other comprehensive income	41	430
Total shareholders' equity	58,981	51,996

Total liabilities and shareholders' equity	$717,932	$706,236

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Income Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income
Loans	$6,715	$5,945	$13,494	$11,314
Investment securities	249	240	499	510
Federal funds sold	8	8	10	53
Total interest income	6,972	6,193	14,003	11,877

Interest expense
Deposits	432	875	925	1,775
Borrowed funds	148	374	310	731
Total interest expense	580	1,249	1,235	2,506

Net interest income	6,392	4,944	12,768	9,371
Provision for (recovery of) loan losses	(500)	300	(500)	700
Net interest income after provision for (recovery of) loan losses	6,892	4,644	13,268	8,671

Noninterest income
Service charges and fees	595	448	1,131	966
Mortgage banking income, net	2,165	2,288	5,656	3,658
Gain on sale of investment securities, net	—	—	—	12
Gain on sale of Small Business Administration loans	—	—	—	86
Other	92	79	236	153
Total noninterest income	2,852	2,815	7,023	4,875

Noninterest expense
Salaries and benefits	3,512	2,612	6,933	5,635
Occupancy	281	313	634	639
Equipment	264	214	521	414
Supplies	48	53	89	91
Professional and outside services	667	725	1,358	1,440
Advertising and marketing	130	93	247	171
Foreclosed assets, net	(8)	(156)	(8)	(156)
FDIC insurance premium	38	60	104	120
Other operating expense	615	545	1,183	1,054
Total noninterest expense	5,547	4,459	11,061	9,408

Income before income tax expense	4,197	3,000	9,230	4,138
Income tax expense	903	665	2,039	905

Net income	$3,294	$2,335	$7,191	$3,233

Earnings per share, basic	$2.24	$1.61	$4.90	$2.22
Earnings per share, diluted	$2.24	$1.61	$4.90	$2.22

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Comprehensive Income Three and Six Months ended June 30, 2021

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income	$3,294	$2,335	$7,191	$3,233
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	62	55	(498)	438
Tax effect	(13)	(12)	105	(92)
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	49	43	(393)	346

Reclassification adjustment
Reclassification adjustment for gains realized in income	—	—	—	(12)
Tax effect	—	—	—	3
Reclassification for gains included in net income, net of tax	—	—	—	(9)

Minimum pension adjustment	3	3	6	6
Tax effect	(1)	(1)	(2)	(2)
Minimum pension adjustment, net of tax	2	2	4	4

Total other comprehensive income (loss)	51	45	(389)	341

Total comprehensive income	$3,345	$2,380	$6,802	$3,574

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Shareholders' Equity Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

(In thousands)

	Three Months Ended June 30, 2021
					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Accumulated	Directors	Fees	Comprehensive
	Stock	Capital	Deficit	Rabbi Trust	Obligation	Income (loss)	Total

Balance, March 31, 2021	$5,796	$54,593	$(4,841)	$(730)	$730	$(10)	$55,538
Stock based compensation	—	98	—	—	—	—	98
Net income	—	—	3,294	—	—	—	3,294
Other comprehensive income	—	—	—	—	—	51	51
Balance, June 30, 2021	5,796	54,691	(1,547)	(730)	730	41	58,981

	Three Months Ended June 30, 2020
					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Accumulated	Directors	Fees	Comprehensive
	Stock	Capital	Deficit	Rabbi Trust	Obligation	Income	Total

Balance, March 31, 2020	$5,779	$54,339	$(16,394)	$(771)	$771	$438	$44,162
Stock based compensation	—	75	—	—	—	—	75
Net income	—	—	2,335	—	—	—	2,335
Other comprehensive income	—	—	—	—	—	45	45
Balance, June 30, 2020	$5,779	$54,414	$(14,059)	$(771)	$771	$483	$46,617

	Six Months Ended June 30, 2021
					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Accumulated	Directors	Fees	Comprehensive
	Stock	Capital	Deficit	Rabbi Trust	Obligation	Income (loss)	Total

Balance, December 31, 2020	$5,794	$54,510	$(8,738)	$(771)	$771	$430	$51,996
Vesting of restricted stock	2	(2)	—	41	(41)	—	—
Stock based compensation	—	183	—	—	—	—	183
Net income	—	—	7,191	—	—	—	7,191
Other comprehensive loss	—	—	—	—	—	(389)	(389)
Balance, June 30, 2021	5,796	54,691	(1,547)	(730)	730	41	58,981

	Six Months Ended June 30, 2020
					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Accumulated	Directors	Fees	Comprehensive
	Stock	Capital	Deficit	Rabbi Trust	Obligation	Loss	Total

Balance, December 31, 2019	$5,779	$54,285	$(17,292)	$(856)	$856	$142	$42,914
Vesting of restricted stock	—	—	—	85	(85)	—	—
Stock based compensation	—	129	—	—	—	—	129
Net income	—	—	3,233	—	—	—	3,233
Other comprehensive income	—	—	—	—	—	341	341
Balance, June 30, 2020	$5,779	$54,414	$(14,059)	$(771)	$771	$483	$46,617

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Cash Flows Six Months Ended June 30, 2021 and 2020

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020

Cash Flows from Operating Activities
Net income	$7,191	$3,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	291	300
Amortization of debt issuance costs	16	17
Deferred income taxes	232	905
Provision for (recovery of) loan losses	(500)	700
Write-down of other real estate owned	10	16
Gain on sale of investment securities	—	(12)
Gain on sale of Small Business Administration loans	—	(86)
Gain on sales of loans held for sale	(6,904)	(4,429)
Gain on sale of real estate owned	(18)	(175)
Loss on sale and disposal of premises and equipment	10	—
Stock compensation expense	183	129
Proceeds from sale of mortgage loans	189,300	141,495
Origination of mortgage loans held for sale	(164,349)	(142,105)
Amortization of premiums and accretion of discounts on securities, net	99	110
Increase in bank owned life insurance	(124)	(94)
Net change in:
Interest receivable	593	(911)
Other assets	671	1,317
Interest payable	(109)	—
Other liabilities	(3,368)	223
Net cash provided by operating activities	23,224	633

Cash Flows from Investing Activities
Purchases of available for sale securities	(17,217)	(1,013)
Proceeds from the sale of available for sale securities	—	7,936
Proceeds from maturities, calls and paydowns of available for sale securities	8,712	2,556
Net decrease (increase) in loans	9,828	(173,670)
Proceeds from sale of other real estate owned	344	349
Purchases of premises and equipment, net	(578)	(87)
Purchase of bank owned life insurance	(4,408)	—
Redemptions (purchase) of restricted stock, net	131	(107)
Net cash used in investing activities	(3,188)	(164,036)

Cash Flows from Financing Activities
Net increase in deposits	49,701	136,587
Repayments of Federal Home Loan Bank advances	—	2,000
Net (decrease) increase in other borrowings	(41,529)	39,803
Net cash provided by financing activities	8,172	178,390

Net increase in cash and cash equivalents	28,208	14,987
Cash and cash equivalents, beginning of period	43,451	19,967

Cash and cash equivalents, end of period	$71,659	$34,954

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$1,344	$2,506
Supplemental Schedule of Non-Cash Activities
Unrealized gains (losses) on securities available for sale	$(498)	$425
Right of use assets obtained in exchange for new operating lease liabilities	$243	$—
Minimum pension adjustment	$3	$6

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

Note 1 – Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary, Village Bank Mortgage Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”).

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

Note 3 – Earnings per common share

The following table presents the basic and diluted earnings per common share computation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net income - basic and diluted	$3,294	$2,335	$7,191	$3,233

Denominator
Weighted average shares outstanding - basic	1,468	1,454	1,467	1,454
Dilutive effect of common stock options	—	—	—	—

Weighted average shares outstanding - diluted	1,468	1,454	1,467	1,454

Earnings per share - basic	$2.24	$1.61	$4.90	$2.22
Earnings per share - diluted	$2.24	$1.61	$4.90	$2.22

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

The vesting of 6,656 and 4,155 at June 30, 2021 and 2020, respectively, of the unvested restricted units included in Note 10 “Stock incentive plan” was dependent upon meeting certain performance criteria. As of June 30, 2021 and 2020, it was indeterminable whether these unvested restricted units would vest and as such the underlying shares were excluded from common shares issued and outstanding at such date and were not included in the computation of earnings per share for such period.

Note 4 – Investment securities available for sale

The amortized cost and fair value of investment securities available for sale as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2021
U.S. Government agency obligations	$3,725	$51	$—	$3,776
Mortgage-backed securities	35,376	425	(342)	35,459
Municipals	1,282	—	(57)	1,225
Subordinated debt	8,278	85	(71)	8,292

	$48,661	$561	$(470)	$48,752

December 31, 2020
U.S. Government agency obligations	$8,048	$94	$—	$8,142
Mortgage-backed securities	23,412	645	(51)	24,006
Subordinated debt	8,795	37	(136)	8,696

	$40,255	$776	$(187)	$40,844

At June 30, 2021 and December 31, 2020, the Company had no investment securities pledged to secure borrowings from the Federal Home Loan Bank of Atlanta ("FHLB").

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months
	June 30,		Ended June 30,
	2021	2020	2021	2020

Gross realized gains	$—	$—	$—	$39
Gross realized losses	—	—	—	(27)

	$—	$—	$—	$12

The Company sold approximately $7,900,000 of investment securities available for sale at a net gain of $12,000 in 2020. The sales of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity.

Investment securities available for sale that have an unrealized loss position at June 30, 2021 and December 31, 2020 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2021
Mortgage-backed securities	$22,252	$(342)	$—	$—	$22,252	$(342)
Municipals	1,225	(57)	—	—	1,225	(57)
Subordinated debt	492	(8)	943	(63)	1,435	(71)

	$23,969	$(407)	$943	$(63)	$24,912	$(470)

December 31, 2020
Mortgage-backed securities	$5,475	$(51)	$—	$—	$5,475	$(51)
Subordinated debt	1,747	(11)	2,807	(125)	4,554	(136)

	$7,222	$(62)	$2,807	$(125)	$10,029	$(187)

As of June 30, 2021, there were 12 investments available for sale totaling $23,969,000 that were in a continuous loss position for less than 12 months and had an unrealized loss of $407,000. There were two investments available for sale totaling $943,000 that had been in a continuous loss position for more than 12 months and had an unrealized loss of $63,000.

All of the unrealized losses are attributable to movements in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2021.

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2021, by contractual maturity, are as follows (in thousands):

	Amortized
	Cost	Fair Value
Less than one year	$2,003	$2,009
One to five years	212	213
Five to ten years	9,627	9,680
More than ten years	36,819	36,850

Total	$48,661	$48,752

Note 5 – Loans and allowance for loan losses

Loans classified by type as of June 30, 2021  and December 31, 2020 are as follows (dollars in thousands):

	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
Construction and land development
Residential	$7,802	1.41%	$8,103	1.44%
Commercial	36,271	6.57%	21,466	3.82%
	44,073	7.98%	29,569	5.26%
Commercial real estate
Owner occupied	100,405	18.20%	99,784	17.79%
Non-owner occupied	127,363	23.09%	121,184	21.60%
Multifamily	11,743	2.13%	9,889	1.75%
Farmland	1,076	0.20%	367	0.07%
	240,587	43.62%	231,224	41.21%
Consumer real estate
Home equity lines	17,199	3.12%	18,394	3.28%
Secured by 1-4 family residential,
First deed of trust	56,728	10.28%	57,089	10.18%
Second deed of trust	12,606	2.29%	11,097	1.98%
	86,533	15.69%	86,580	15.44%
Commercial and industrial loans (except those secured by real estate)	148,656	26.95%	181,088	32.28%
Guaranteed student loans	28,601	5.18%	29,657	5.29%
Consumer and other	3,214	0.58%	2,885	0.52%

Total loans	551,664	100.0%	561,003	100.0%
Deferred fees and costs, net	(2,578)		(2,048)
Less: allowance for loan losses	(3,429)		(3,970)

	$545,657		$554,985

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans, included in commercial and industrial loans in the above table, were $97,617,000 and $136,674,000 as of June 30, 2021 and December 31, 2020, respectively. Below is a breakdown by loan size as of the dates indicated (dollars in thousands):

	June 30, 2021
	Round 1		Round 2		Total
Loan Size	# of Loans	$ of Loans	# of Loans	$ of Loans	# of Loans	$ of Loans
< $350,000	228	$17,535	706	$44,744	934	$62,279
$350,000 - $2 million	12	7,174	41	28,164	53	35,338
> $2 million	—	—	—	—	—	—
Total	240	$24,709	747	$72,908	987	$97,617

	December 31, 2020
	Round 1
Loan Size	# of Loans	$ of Loans
< $350,000	1,172	$72,526
$350,000 - $2 million	57	41,046
> $2 million	6	23,102
Total	1,235	$136,674

Loans pledged as collateral with the FHLB as part of their lending arrangement with the Company totaled $45,398,000 and $65,587,000 as of June 30, 2021 and December 31, 2020, respectively.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (in thousands):

	June 30,	December 31,
	2021	2020
Commercial real estate
Non-owner occupied	$297	$303
	297	303
Consumer real estate
Home equity lines	300	300
Secured by 1-4 family residential
First deed of trust	623	630
Second deed of trust	302	317
	1,225	1,247
Commercial and industrial loans (except those secured by real estate)	24	27

Total loans	$1,546	$1,577

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

●	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
●	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
●	Risk rated 6 loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; and
●	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
June 30, 2021
Construction and land development
Residential	$7,802	$—	$—	$—	$7,802
Commercial	33,545	2,726	—	—	36,271
	41,347	2,726	—	—	44,073
Commercial real estate
Owner occupied	89,793	6,996	3,616	—	100,405
Non-owner occupied	122,454	4,232	677	—	127,363
Multifamily	11,743	-	—	—	11,743
Farmland	1,076	-	—	—	1,076
	225,066	11,228	4,293	—	240,587
Consumer real estate
Home equity lines	16,274	625	300	—	17,199
Secured by 1-4 family residential
First deed of trust	53,569	2,260	899	—	56,728
Second deed of trust	11,839	434	333	—	12,606
	81,682	3,319	1,532	—	86,533
Commercial and industrial loans (except those secured by real estate)	146,336	2,019	301	—	148,656
Guaranteed student loans	28,601	—	—	—	28,601
Consumer and other	3,177	37	—	—	3,214

Total loans	$526,209	$19,329	$6,126	$—	$551,664

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1-4	5	6	7	Loans
December 31, 2020
Construction and land development
Residential	$8,103	$—	$—	$—	$8,103
Commercial	21,370	96	—	—	21,466
	29,473	96	—	—	29,569
Commercial real estate
Owner occupied	88,066	9,405	2,313	—	99,784
Non-owner occupied	116,161	4,244	779	—	121,184
Multifamily	9,889	—	—	—	9,889
Farmland	367	—	—	—	367
	214,483	13,649	3,092	—	231,224
Consumer real estate
Home equity lines	17,298	796	300	—	18,394
Secured by 1-4 family residential
First deed of trust	53,731	2,212	1,146	—	57,089
Second deed of trust	9,425	1,236	436	—	11,097
	80,454	4,244	1,882	—	86,580
Commercial and industrial loans (except those secured by real estate)	178,217	2,602	269	—	181,088
Guaranteed student loans	29,657	—	—	—	29,657
Consumer and other	2,844	41	—	—	2,885

Total loans	$535,128	$20,632	$5,243	$—	$561,003

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
June 30, 2021
Construction and land development
Residential	$—	$—	$—	$—	$7,802	$7,802	$—
Commercial	—	—	—	—	36,271	36,271	—
	—	—	—	—	44,073	44,073	—
Commercial real estate
Owner occupied	—	—	—	—	100,405	100,405	—
Non-owner occupied	—	—	—	—	127,363	127,363	—
Multifamily	—	—	—	—	11,743	11,743	—
Farmland	—	—	—	—	1,076	1,076	—
	—	—	—	—	240,587	240,587	—
Consumer real estate
Home equity lines	—	—	—	—	17,199	17,199	—
Secured by 1-4 family residential
First deed of trust	—		—	—	56,728	56,728	—
Second deed of trust	—	—	—	—	12,606	12,606	—
	—	—	—	—	86,533	86,533	—
Commercial and industrial loans (except those secured by real estate)	409	—	—	409	148,247	148,656	—
Guaranteed student loans	983	515	2,496	3,994	24,607	28,601	2,496
Consumer and other	—	—	—	—	3,214	3,214	—

Total loans	$1,392	$515	$2,496	$4,403	$547,261	$551,664	$2,496

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2020
Construction and land development
Residential	$—	$—	$—	$—	$8,103	$8,103	$—
Commercial	—	—	—	—	21,466	21,466	—
	—	—	—	—	29,569	29,569	—
Commercial real estate
Owner occupied	86	—	—	86	99,698	99,784	—
Non-owner occupied	—	—	—	—	121,184	121,184	—
Multifamily	—	—	—	—	9,889	9,889	—
Farmland	—	—	—	—	367	367	—
	86	—	—	86	231,138	231,224	—
Consumer real estate
Home equity lines	—	—	—	—	18,394	18,394	—
Secured by 1-4 family residential
First deed of trust	133		—	133	56,956	57,089	—
Second deed of trust	—	57	—	57	11,040	11,097	—
	133	57	—	190	86,390	86,580	—
Commercial and industrial loans (except those secured by real estate)	25	—	—	25	181,063	181,088	—
Guaranteed student loans	1,428	1,009	2,193	4,630	25,027	29,657	2,193
Consumer and other	1	—	—	1	2,884	2,885	—

Total loans	$1,673	$1,066	$2,193	$4,932	$556,071	$561,003	$2,193

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

	June 30, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate
Owner occupied	$5,167	$5,182	$—	$2,780	$2,795	$—
Non-owner occupied	1,873	1,873	—	1,991	1,991	—
	7,040	7,055	—	4,771	4,786	—
Consumer real estate
Home equity lines	300	300	—	300	300	—
Secured by 1-4 family residential
First deed of trust	1,867	1,867	—	1,937	1,940	—
Second deed of trust	625	918	—	699	992	—
	2,792	3,085	—	2,936	3,232	—
Commercial and industrial loans (except those secured by real estate)	201	201	—	141	141	—
	10,033	10,341	—	7,848	8,159	—

With an allowance recorded
Commercial real estate
Owner occupied	—	—	—	1,125	1,125	9
	—	—	—	1,125	1,125	9
Consumer real estate
Secured by 1-4 family residential
First deed of trust	150	150	8	74	74	8
	150	150	8	74	74	8

Total
Commercial real estate
Owner occupied	5,167	5,182	—	3,905	3,920	9
Non-owner occupied	1,873	1,873	—	1,991	1,991	—
	7,040	7,055	—	5,896	5,911	9
Consumer real estate
Home equity lines	300	300	—	300	300	—
Secured by 1-4 family residential,
First deed of trust	2,017	2,017	8	2,011	2,014	8
Second deed of trust	625	918	—	699	992	—
	2,942	3,235	8	3,010	3,306	8

Commercial and industrial loans (except those secured by real estate)	201	201	—	141	141	—
	$10,183	$10,491	$8	$9,047	$9,358	$17

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months		For the Six Months
	Ended June 30, 2021		Ended June 30, 2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Commercial	$—	$—	$72	$—
	—	—	72	—
Commercial real estate
Owner occupied	5,211	38	4,073	96
Non-owner occupied	1,884	29	1,862	59
	7,095	67	5,935	155
Consumer real estate
Home equity lines	300	5	300	13
Secured by 1-4 family residential
First deed of trust	1,989	22	2,001	45
Second deed of trust	977	8	695	19
	3,266	35	2,996	77
Commercial and industrial loans (except those secured by real estate)	202	1	173	1
	10,563	103	9,176	233

With an allowance recorded
Construction and land development
Commercial	—	—	26	—

Commercial real estate
Owner occupied	—	—	562	15
	—	—	562	15
Consumer real estate
Secured by 1-4 family residential
First deed of trust	151	1	113	2
	151	1	113	2
Commercial and industrial loans (except those secured by real estate)	—	—	42	6
	151	1	743	23

Total
Construction and land development
Commercial	—	—	98	—
	—	—	98	—
Commercial real estate
Owner occupied	5,211	38	4,635	111
Non-owner occupied	1,884	29	1,862	59
	7,095	67	6,497	170
Consumer real estate
Home equity lines	300	5	300	13
Secured by 1-4 family residential,
First deed of trust	2,140	23	2,114	47
Second deed of trust	977	8	695	19
	3,417	36	3,109	79
Commercial and industrial loans (except those secured by real estate)	202	1	215	7
	$10,714	$104	$9,919	$256

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

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
June 30, 2021
Commercial real estate
Owner occupied	$3,328	$3,328	$—	$—
Non-owner occupied	1,874	1,576	298	—
	5,202	4,904	298	—
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,691	1,148	543	8
Second deeds of trust	523	463	60	—
	2,214	1,611	603	8
Commercial and industrial loans (except those secured by real estate)	24	—	24	—
	$7,440	$6,515	$925	$8

Number of loans	33	26	7	2

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2020
Commercial real estate
Owner occupied	$3,396	$3,396	$—	$9
Non-owner occupied	1,991	1,688	303	—
	5,387	5,084	303	9
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,460	910	550	8
Second deeds of trust	617	556	61	—
	2,077	1,466	611	8
Commercial and industrial loans (except those secured by real estate)	27	—	27	—
	$7,491	$6,550	$941	$17

Number of loans	34	27	7	2

The following table provides information about TDRs identified during the indicated periods (dollars in thousands).

	Three Months ended			Three Months Ended
	June 30, 2021			June 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance
Commercial real estate
Owner occupied	—	$—	$—	1	$311	$311
	—	—	—	1	311	311

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Commercial real estate
Owner occupied	—	$—	$—	1	$311	$311

Consumer real estate
Secured by 1-4 family residential,
First deed of trust	1	$267	$267	—	$—	$—
	1	$267	$267	1	$311	$311

There were no defaults on TDR’s that were modified as TDRs during the prior 12 month period ended June 30, 2021 and 2020.

The CARES Act, as amended by the Consolidated Appropriations Act 2021 (“CAA”), permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make prudent loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. As of June 30, 2021 and December 31, 2020, the Company had approximately $5.9 million and $38.0 million in loans still under their modified terms, respectively. The Company’s modification program primarily included payment deferrals and interest only modifications.

Activity in the allowance for loan losses is as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2021
Construction and land development
Residential	$100	$(34)	$—	$—	$66
Commercial	168	35	—	—	203
	268	1	—	—	269
Commercial real estate
Owner occupied	899	(97)	—	—	802
Non-owner occupied	1,286	(241)	—	14	1,059
Multifamily	38	(3)	—	—	35
Farmland	1	1	—	—	2
	2,224	(340)	—	14	1,898
Consumer real estate
Home equity lines	15	(14)	—	10	11
Secured by 1-4 family residential
First deed of trust	146	(41)	—	8	113
Second deed of trust	67	86	(84)	3	72
	228	31	(84)	21	196
Commercial and industrial loans (except those secured by real estate)	410	3	—	9	422
Student loans	76	9	(5)	—	80
Consumer and other	38	16	(18)	—	36
Unallocated	748	(220)	—	—	528

	$3,992	$(500)	$(107)	$44	$3,429

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2020
Construction and land development
Residential	$219	$(8)	$—	$2	$213
Commercial	270	25	—	—	295
	489	17	—	2	508
Commercial real estate
Owner occupied	859	45	—	—	904
Non-owner occupied	1,058	144	—	—	1,202
Multifamily	68	(21)	—	—	47
Farmland	1	(1)	—	—	—
	1,986	167	—	—	2,153
Consumer real estate
Home equity lines	40	—	—	—	40
Secured by 1-4 family residential
First deed of trust	157	8	—	1	166
Second deed of trust	76	(4)	—	3	75
	273	4	—	4	281
Commercial and industrial loans (except those secured by real estate)	409	(110)	—	18	317
Student loans	104	3	(6)	—	101
Consumer and other	41	2	(3)	—	40
Unallocated	142	217	—	—	359

	$3,444	$300	$(9)	$24	$3,759

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Six Months Ended June 30, 2021
Construction and land development
Residential	$214	$(148)	$—	$—	$66
Commercial	285	(82)	—	—	203
	499	(230)	—	—	269
Commercial real estate
Owner occupied	1,047	(245)	—	—	802
Non-owner occupied	1,421	(376)	—	14	1,059
Multifamily	47	(12)	—	—	35
Farmland	2	—	—	—	2
	2,517	(633)	—	14	1,898
Consumer real estate
Home equity lines	24	(23)	—	10	11
Secured by 1-4 family residential
First deed of trust	166	(62)	—	9	113
Second deed of trust	79	60	(84)	17	72
	269	(25)	(84)	36	196
Commercial and industrial loans (except those secured by real estate)	408	(10)	—	24	422
Student loans	87	6	(13)	—	80
Consumer and other	36	18	(18)	—	36
Unallocated	154	374	—	—	528
	$3,970	$(500)	$(115)	$74	$3,429

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Six Months Ended June 30, 2020
Construction and land development
Residential	$48	$162	$—	$3	$213
Commercial	137	158	—	—	295
	185	320	—	3	508
Commercial real estate
Owner occupied	671	233	—	—	904
Non-owner occupied	831	371	—	—	1,202
Multifamily	85	(38)	—	—	47
Farmland	2	(2)	—	—	—
	1,589	564	—	—	2,153
Consumer real estate
Home equity lines	271	(231)	—	—	40
Secured by 1-4 family residential
First deed of trust	343	(181)	—	4	166
Second deed of trust	64	4	—	7	75
	678	(408)	—	11	281
Commercial and industrial loans (except those secured by real estate)	572	(141)	(135)	21	317
Student loans	108	19	(26)	—	101
Consumer and other	30	11	(4)	3	40
Unallocated	24	335	—	—	359

	$3,186	$700	$(165)	$38	$3,759

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Year Ended December 31, 2020
Construction and land development
Residential	$48	$141	$—	$25	$214
Commercial	137	148	—	—	285
	185	289	—	25	499
Commercial real estate
Owner occupied	671	376	—	—	1,047
Non-owner occupied	831	590	—	—	1,421
Multifamily	85	(38)	—	—	47
Farmland	2	—	—	—	2
	1,589	928	—	—	2,517
Consumer real estate
Home equity lines	271	(247)	—	—	24
Secured by 1-4 family residential
First deed of trust	343	(190)	—	13	166
Second deed of trust	64	45	(85)	55	79
	678	(392)	(85)	68	269
Commercial and industrial loans (except those secured by real estate)	572	(58)	(135)	29	408
Student loans	108	27	(48)	—	87
Consumer and other	30	26	(24)	4	36
Unallocated	24	130	—	—	154

	$3,186	$950	$(292)	$126	$3,970

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

The Company recorded a recovery of provision expense of $500,000 for the six month period ended June 30, 2021 compared to a provision expense of $700,000 for the six month period ended June 30, 2020. The recovery of provision for the six month period ended June 30, 2021 resulted from a reduction in qualitative factors which was driven by improving economic factors, improved credit metrics, and reductions in loan deferrals. The provision expense for the six month period ended June 30, 2020 was the result of an increase in the qualitative factors driven by economic uncertainty surrounding the COVID-19 pandemic. While the Delta variant of the COVID-19 virus remains a risk to credit quality, we believe our current level of allowance for loan losses is sufficient.

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in calculation of the allowance. The allowance for loan losses included an unallocated portion of approximately $528,000, $154,000, and $359,000 at June 30, 2021, December 31, 2020, and June 30, 2020, respectively.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Six Months June 30, 2021
Construction and land development
Residential	$66	$—	$66	$7,802	$—	$7,802
Commercial	203	—	203	36,271	—	36,271
	269	—	269	44,073	—	44,073
Commercial real estate
Owner occupied	802	—	802	100,405	5,167	95,238
Non-owner occupied	1,059	—	1,059	127,363	1,873	125,490
Multifamily	35	—	35	11,743	—	11,743
Farmland	2	—	2	1,076	—	1,076
	1,898	—	1,898	240,587	7,040	233,547
Consumer real estate
Home equity lines	11	—	11	17,199	300	16,899
Secured by 1-4 family residential
First deed of trust	113	8	105	56,728	2,017	54,711
Second deed of trust	72	—	72	12,606	625	11,981
	196	8	188	86,533	2,942	83,591
Commercial and industrial loans (except those secured by real estate)	422	—	422	148,656	201	148,455
Student loans	80	—	80	28,601	—	28,601
Consumer and other	564	—	564	3,214	—	3,214

	$3,429	$8	$3,421	$551,664	$10,183	$541,481

Year Ended December 31, 2020
Construction and land development
Residential	$214	$—	$214	$8,103	$—	$8,103
Commercial	285	—	285	21,466	—	21,466
	499	—	499	29,569	—	29,569
Commercial real estate
Owner occupied	1,047	9	1,038	99,784	3,905	95,879
Non-owner occupied	1,421	—	1,421	121,184	1,991	119,193
Multifamily	47	—	47	9,889	—	9,889
Farmland	2	—	2	367	—	367
	2,517	9	2,508	231,224	5,896	225,328
Consumer real estate
Home equity lines	24	—	24	18,394	300	18,094
Secured by 1-4 family residential
First deed of trust	166	8	158	57,089	2,011	55,078
Second deed of trust	79	—	79	11,097	699	10,398
	269	8	261	86,580	3,010	83,570
Commercial and industrial loans (except those secured by real estate)	408	—	408	181,088	141	180,947
Student loans	87	—	87	29,657	—	29,657
Consumer and other	190	—	190	2,885	—	2,885

	$3,970	$17	$3,953	$561,003	$9,047	$551,956

Note 6 – Deposits

Deposits as of June 30, 2021 and December 31, 2020 were as follows (dollars in thousands):

	June 30, 2021		December 31, 2020
	Amount	%	Amount	%

Demand accounts	$252,756	39.6%	$222,305	37.8%
Interest checking accounts	77,828	12.2%	70,342	11.9%
Money market accounts	178,602	28.0%	152,726	26.0%
Savings accounts	44,351	7.0%	38,083	6.5%
Time deposits of $250,000 and over	13,473	2.1%	16,014	2.7%
Other time deposits	71,073	11.1%	88,912	15.1%

Total	$638,083	100.0%	$588,382	100.0%

Note 7 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $353,000 in FHLB stock at June 30, 2021 and $484,000 at December 31, 2020, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of commercial, 1-4 family residential loans. The Company had no outstanding FHLB advances at June 30, 2021 or December 31, 2020.

Through the Federal Reserve Bank of Richmond, the Company can borrow funds through the Paycheck Protection Program Liquidity Fund (“PPPLF”), which are secured by the Company’s PPP loans. The Company did not have outstanding advances under the PPPLF at June 30, 2021 and $41.5 million in outstanding advances under the PPPLF at December 31, 2020. The Company’s available borrowing capacity under the PPPLF was $97.6 million and $95.2 million as of June 30, 2021 and December 31, 2020, respectively.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no borrowings against the lines at June 30, 2021 or December 31, 2020.

The Company’s unused lines of credit for future borrowings total approximately $76.2 million at June 30, 2021, which consists of $33.4 million available from the FHLB, $10 million on revolving bank line of credit, $7.8 million under secured federal funds agreements with third party financial institutions, and $25 million in repurchase lines of credit with third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank of Richmond or the FHLB above the current lendable collateral value.

Note 8 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a floating rate of interest indexed to the London InterBank Offered Rate (“LIBOR”) (three-month LIBOR plus 2.15)% which adjusts, and is payable, quarterly. The interest rate at June 30, 2021 was 2.28%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at June 30, 2021 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4)% which adjusts, and is also payable, quarterly. The interest rate at June 30, 2021 was 1.53%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at June 30, 2021 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 9 – Subordinated Debt

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrue interest at a fixed rate of 6.50% for the first five years until March 31, 2023; thereafter, the subordinated notes will accrue interest at an annual floating rate equal to three-month LIBOR plus a spread of 3.73% until maturity or early redemption. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. The carrying value of the notes totaled $5,644,000 and $5,628,000 at June 30, 2021 and December 31, 2020, respectively.

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

The following table summarizes options outstanding under the Company's stock incentive plans at the indicated dates:

	Six Months Ended June 30,
	2021				2020
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	734	$25.63	$9.76		734	$25.63	$9.76
Granted	—	—	—		—	—	—
Forfeited	—	—	—		—	—	—
Exercised	—	—	—		—	—	—
Options outstanding, end of period	734	$25.63	$9.76	$—	734	$25.63	$9.76	$—
Options exercisable, end of period	734				734

During 2020, we granted certain officers time-based restricted shares of common stock and performance-based restricted stock units. The time-based restricted shares vest ratably over a three year period provided the officer is employed with the Company on the applicable vesting date.  The performance-based units, which have a two-year performance period that began on January 2, 2021, vest based on the Company’s achievement of performance targets related to return on tangible common equity and the adversely classified items ratio over the performance period with possible payouts ranging from 0%to 150% of the target awards.

The total number of shares underlying non-vested restricted stock was 24,662 and 13,060 at June 30, 2021 and 2020, respectively.  The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to non-vested share-based compensation arrangements granted under the stock incentive plan as of June 30, 2021 and 2020 was $489,800 and $271,600, respectively. The time-based unrecognized compensation of $350,000 is expected to be recognized over a weighted average period of 1.82 years. For the periods ended June 30, 2021 and 2020, there were no forfeitures of restricted stock and restricted stock units.

A summary of changes in the Company’s non-vested restricted stock and restricted stock unit awards for the six months ended June 30, 2021 follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair-Value	Value
December 31, 2020	25,247	$30.88	$1,311,329
Granted	—	—	—
Vested	(754)	36.86	(39,163)
Forfeited	—	—	—
Other	169	33.82	8,778

June 30, 2021	24,662	$30.71	$1,280,944

Stock-based compensation expense was approximately $183,000 and $129,000 for the six months ended June 30, 2021 and 2020, respectively.

Note 11 – Fair value

The Company determines the fair value of its financial instruments based on the requirements established in  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 820: Fair Value Measurements, which provides a framework for measuring fair value under GAAP and requires an entity to maximize the use of observable inputs when measuring fair value. ASC 820 defines fair value as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.

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

Derivative asset – interest rate lock commitments (“IRLCs”): The Company recognizes IRLCs at fair value based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. All of the Company's IRLCs are classified as Level 2.

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

Other Real Estate Owned ("OREO"): OREO assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Subsequently, OREO assets are carried at lower of cost or fair value less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (dollars in thousands):

	Fair Value Measurement
	at June 30, 2021 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$3,776	$—	$3,776	$—
Mortgage-backed securities	35,459	—	35,459	—
Municipals	1,225		1,225
Subordinated debt	8,292	—	8,042	250
Loans held for sale	16,374	—	16,374	—
IRLC	989	—	989	—

Financial Liabilities - Recurring
Forward sales commitment	1,501	—	1,501	—

	Fair Value Measurement
	at December 31, 2020 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets – Recurring
US Government Agencies	$8,142	$—	$8,142	$—
Mortgage-backed securities	24,006	—	24,006	—
Subordinated debt	8,696	—	8,446	250
Loans held for sale	34,421	—	34,421	—
IRLC	1,552	—	1,552	—

Financial Liabilities - Recurring Forward sales commitment	3,105	—	3,105	—

Financial Assets - Non-Recurring
Other real estate owned	336	—	—	336

The following table presents qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at fair value at December 31, 2020, there were no outstanding level 3 instruments at June 30, 2021 (dollars in thousands):

	December 31, 2020
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)

Other real estate owned	$336	Appraisal (1) or Internal Valuation (2)	Selling costs	6%‑10% (7%)

(1) Fair Value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not identifiable.

(2) Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances.

ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.  In accordance with Accounting Standards Update ("ASU") 2016-01, the Company uses the exit price notion, rather than the entry price notion, in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The following tables reflect the carrying amounts and estimated fair values of the Company’s financial instruments whether or not recognized on the Consolidated Balance Sheets at fair value.

		June 30,		December 31,
		2021		2020
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value

	(In thousands)
Financial assets
Cash	Level 1	$19,775	$19,775	$12,709	$12,709
Cash equivalents	Level 2	51,884	51,884	30,742	30,742
Investment securities available for sale	Level 1	—	—	1,193	1,193
Investment securities available for sale	Level 2	48,502	48,502	39,401	39,401
Investment securities available for sale	Level 3	250	250	250	250
Federal Home Loan Bank stock	Level 2	353	353	484	484
Loans held for sale	Level 2	16,374	16,374	34,421	34,421
Loans	Level 3	551,664	553,662	561,003	562,362
Other real estate owned	Level 3	—	—	336	336
Bank owned life insurance	Level 3	12,338	12,338	7,806	7,806
Accrued interest receivable	Level 2	4,350	4,350	4,943	4,943
Interest rate lock commitments	Level 2	981	981	1,552	1,552

Financial liabilities
Deposits	Level 2	638,083	639,543	588,382	589,017
Trust preferred securities	Level 2	8,764	9,733	8,764	9,697
Other borrowings	Level 2	5,644	5,644	47,157	47,157
Accrued interest payable	Level 2	85	85	194	194
Forward sales commitment	Level 2	1,501	1,501	3,105	3,105

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

The following table presents segment information as of and for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended June 30, 2021

Revenues
Interest income	$6,870	$102	$—	$6,972
Gain on sale of loans	—	2,729	—	2,729
Other revenues	733	238	(45)	926
Total revenues	7,603	3,069	(45)	10,627

Expenses
Recovery of provision for loan losses	(500)	—	—	(500)
Interest expense	580	—	—	580
Salaries and benefits	2,496	1,016	—	3,512
Commissions	—	890	—	890
Other expenses	1,791	202	(45)	1,948
Total operating expenses	4,367	2,108	(45)	6,430

Income before income taxes	3,236	961	—	4,197
Income tax expense	701	202	—	903
Net income	$2,535	$759	$—	$3,294

Total assets	$717,993	$19,366	$(19,427)	$717,932

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended June 30, 2020

Revenues
Interest income	$6,087	$136	$(30)	$6,193
Gain on sale of loans	—	2,804	—	2,804
Other revenues	571	277	(60)	788
Total revenues	6,658	3,217	(90)	9,785

Expenses
Provision for loan losses	300	—	—	300
Interest expense	1,249	30	(30)	1,249
Salaries and benefits	1,628	984	—	2,612
Commissions	—	777	—	777
Other expenses	1,605	302	(60)	1,847
Total operating expenses	4,782	2,093	(90)	6,785

Income before income taxes
Income tax expense	1,876	1,124	—	3,000
Net income	429	236	—	665
	$1,447	$888	$—	$2,335

Total assets	$723,802	$12,716	$(13,872)	$722,646

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Six Months Ended June 30, 2021

Revenues
Interest income	$13,789	$237	$(23)	$14,003
Gain on sale of loans	—	6,904	—	6,904
Other revenues	1,456	466	(135)	1,787
Total revenues	15,245	7,607	(158)	22,694

Expenses
Recovery of provision for loan losses	(500)	—	—	(500)
Interest expense	1,235	23	(23)	1,235
Salaries and benefits	4,641	2,292	—	6,933
Commissions	—	1,668	—	1,668
Other expenses	3,635	628	(135)	4,128
Total operating expenses	9,011	4,611	(158)	13,464

Income before income taxes	6,234	2,996	—	9,230
Income tax expense	1,410	629	—	2,039
Net income	$4,824	$2,367	$—	$7,191

Total assets	$717,993	$19,366	$(19,427)	$717,932

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Six Months Ended June 30, 2020

Revenues
Interest income	$11,677	$245	$(45)	$11,877
Gain on sale of loans	—	4,429	—	4,429
Other revenues	1,304	473	(116)	1,661
Total revenues	12,981	5,147	(161)	17,967

Expenses
Provision for loan losses	700	—	—	700
Interest expense	2,506	45	(45)	2,506
Salaries and benefits	3,836	1,799	—	5,635
Commissions	—	1,215	—	1,215
Other expenses	3,313	576	(116)	3,773
Total operating expenses	10,355	3,635	(161)	13,829

Income before income taxes
Income tax expense	2,626	1,512	—	4,138
Net income	588	317	—	905
	$2,038	$1,195	$—	$3,233

Total assets	$723,802	$12,716	$(13,872)	$722,646

Note 13 – Shareholders’ Equity and Regulatory Matters

Accumulated Other Comprehensive Income

The following table presents the cumulative balances of the components of accumulated other comprehensive income , net of deferred taxes of $11,000 and $114,000 as of June 30, 2021 and December 31, 2020, respectively (in thousands):

	June 30,	December 31,
	2021	2020
Net unrealized gains on securities	$73	$466
Net unrecognized losses on defined benefit plan	(32)	(36)
Total accumulated other comprehensive income	$41	$430

Regulatory Matters

The Company meets the eligibility criteria of a small bank holding company in accordance with the Board of Governors of the Federal Reserve System’s (“Federal Reserve”) Small Bank Holding Company Policy Statement (the “SBHC Policy Statement”). On August 28, 2018, the Federal Reserve issued an interim final rule required by the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, which was signed into law on May 24, 2018 (the “EGRRCPA”), that expands the applicability of the SBHC Policy Statement to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold).  Under the SBHC Policy Statement, qualifying bank holding companies, such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (the "Basel III Capital Rules").  The SBHC Policy Statement does not apply to the Bank and the Bank must comply with the Basel III Capital Rules.

The Basel III Capital Rules require banks to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7)%; (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5)%; (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5)%; and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).  The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.  As of June 30, 2021, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950.  To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%.  As of June 30, 2021, the Bank exceeded the minimum ratios to be classified as well capitalized.

On September 17, 2019, the federal bank regulators issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion of assets, like the Company and the Bank, to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which  became effective January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. In April 2020, as required by the CARES Act, which was passed in response to the COVID-19 pandemic, federal bank regulators issued two interim final rules related to the CBLR framework. One interim final rule provides that, as of the second quarter of 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. The Bank elected not to opt into the CBLR framework as of June 30, 2021 and December 31, 2020.

The capital amounts and ratios at June 30, 2021 and December 31, 2020 for the Bank are presented in the table below (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total capital (to risk- weighted assets) Village Bank	$72,332	14.57%	$39,723	8.00%	$49,654	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	68,903	13.88%	29,793	6.00%	39,723	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	68,903	9.72%	28,342	4.00%	35,428	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	68,903	13.88%	22,344	4.50%	32,275	6.50%

December 31, 2020
Total capital (to risk- weighted assets) Village Bank	$65,723	14.20%	$37,015	8.00%	$46,269	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	61,753	13.35%	27,761	6.00%	37,015	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	61,753	9.28%	26,607	4.00%	33,259	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	61,753	13.35%	20,821	4.50%	30,075	6.50%

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

At June 30, 2021 and December 31, 2020, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	June 30,	December 31,
	2021	2020

Undisbursed credit lines	$112,799	$107,130
Commitments to extend or originate credit	31,650	38,910
Standby letters of credit	4,962	4,934

Total commitments to extend credit	$149,411	$150,974

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

Note 15 – Mortgage Banking and Derivatives

Loans held for sale. The Company, through the Bank’s mortgage banking subsidiary, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. The Company’s portfolio of loans held for sale (“LHFS”) is accounted for in accordance with ASC 820 - Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business and totaled $16.4 million as of June 30, 2021, of which $15.9 million is related to unpaid principal, and totaled $34.4 million as of December 31, 2020, of which $32.9 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments. The Company, through the Bank’s mortgage banking subsidiary, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation.  The Company determines the fair value of IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at June 30, 2021, and totaled $989,000, with a notional amount of $31.7 million and total positions of 134 and was reported in “Other Assets” at December 31, 2020, and totaled $1.6 million, with a notional amount of $38.9 million and total positions of 150. Changes in fair value are recorded as a component of mortgage banking income, net in the Consolidated Income Statement for the period ended June 30, 2021. The Company’s IRLCs are classified as Level 2. At June 30, 2021 and December 31, 2020, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b).  The fair value of forward sales commitments is reported in “Other Liabilities” in the Consolidated Balance Sheet at June 30, 2021, and totaled $1.5 million, with a notional amount of $47.5 million and total positions of 205, and was reported in “Other Liabilities” at December 31, 2020, and totaled $3.1 million, with a notional amount of $71.7 million and total positions of 289.

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

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin ("SAB") 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, "Financial Instruments - Credit Losses." It covers topics including (1) measuring current expected credit losses; (2) development governance, and documentation of systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

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

In December 2020, the CAA was passed.  Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the CARES Act, including the PPP loan program and treatment of certain loan modifications related to the COVID-19 pandemic. As of June 30, 2021, the Company had approximately $5.9 million in loans still under their CAA modified terms. The Company’s modification program primarily included payment deferrals and interest only modifications. For more financial data and other information about loan deferrals refer to Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

●	changes in assumptions underlying the establishment of allowances for loan losses, and other estimates;
●	the risks of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
●	the effects of future economic, business and market conditions;
●	legislative and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of Federal Deposit Insurance Corporation insurance and other coverages;
●	our inability to maintain our regulatory capital position;
●	the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions despite security measures implemented by the Company;
●	changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, soundness of other financial institutions we do business with;
●	risks inherent in making loans such as repayment risks and fluctuating collateral values;
●	changes in operations of the mortgage company as a result of the activity in the residential real estate market;
●	exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;
●	governmental monetary and fiscal policies;
●	changes in accounting policies, rules and practices;
●	reliance on our management team, including our ability to attract and retain key personnel;
●	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
●	demand, development and acceptance of new products and services;
●	problems with technology utilized by us;
●	natural disasters, war, terrorist activities, pandemics, or the outbreak of COVID-19 or similar outbreaks, and their effects on economic and business environments in which the Company operates;
●	adverse effects due to COVID-19 on the Company and its customers, counterparties, employees, and third-party service providers, and the adverse impacts to our business, financial position, results of operations, and prospects;
●	changing trends in customer profiles and behavior; and
●	other factors described from time to time in our reports filed with the SEC.

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

Small Business Administration Paycheck Protection Program

PPP loans were $97,617,000 as of June 30, 2021. Through PPP round one and two, our team provided essential funds to over 2,300 businesses and nonprofits and protected more than 28,600 jobs in our community. Below is a breakdown by round as of June 30, 2021:

PPP loans as of June 30, 2021
	Round 1	Round 2
Dollars Approved	$185,137,000	$77,539,000
Number Approved	1,526	829
Jobs Impacted	>20,000	>8,600
Average Loan Size	$121,322	$93,533
% of Loans < $50,000	55%	57%
First Draw Round-2
Amount of Loans	N/A	$4,027,000
Number of Loans	N/A	160

Forgiveness	$159,531,000	$4,623,000

As of June 30, 2021, approximately $159,531,000 in PPP round one loans and $4,623,000 in PPP round two loans had received SBA approval for forgiveness. PPP loans decreased by $62,152,000, or 38.90%, from March 31, 2021, and decreased by $86,861,000, or 47.08%, from June 30, 2020.

As of July 29, 2021, PPP loans decreased to $82,690,000, or 15.29%, from June 30, 2021 as the pace of loan forgiveness continued to increase in the third quarter 2021.

Supporting customers through payment deferrals

Deferred loan balances continued to decrease during the three month period ended June 30, 2021, and are down significantly since their peak as of September 30, 2020.

Below is a breakdown of the loan portfolio showing the percentage of loans whose deferral periods have not ended or have been extended at the dates indicated (dollars in thousands):

	Balance	June 30, 2021		March 31, 2021
	June 30,	Deferred Loans(2)		Deferred Loans(2)
Loan Type	2021(1)	$ Def	% Def	$ Def	% Def
C&I + Owner occupied commercial real estate	$151,444	$5,093	3.36%	$5,282	3.54%
Nonowner occupied commercial real estate	140,182	—	0.00%	12,702	9.43%
Acquisition, development and construction	44,073	—	0.00%	—	0.00%
Total commercial loans	335,699	5,093	1.52%	17,984	5.74%
Consumer/Residential	86,533	774	0.89%	1,050	1.21%
Student	28,601	—	0.00%	—	0.00%
Other	3,214	—	0.00%	—	0.00%
Total loans	$454,047	$5,867	1.29%	$19,034	4.40%

(1) The table excludes PPP loans of $97,617 as the inclusion of these loans dilutes the impact of the deferral program.

(2) Effective January 19, 2021, the SBA provided guidance on the implementation of the extension of the Section 1112 Debt Relief Program for the 7(a) loan program as authorized by Section 325 of the Economic Aid to Hard-Hit Small Business, Nonprofits, and Venues Act. The SBA will pay the principal, interest, and fees on current 7(a) loans for a period of up to eight months. These loans have been excluded from the June 30, 2021 and March 31, 2021 metrics.

The hotel segment, which represented approximately 67% of total deferrals at March 31, 2021, all returned to contractual debt service payments during Q2 2021. We believe that the remainder of deferred loans will return to contractual debt service payments during Q3 2021. As of July 29, 2021, $309,000 of deferrals remained outstanding as borrowers returned to contractual debt service payments.

Below is a breakdown of select industry categories within our loan portfolio showing the percentage of loans in deferral as of the dates indicated (dollars in thousands):

	Balance	June 30, 2021		March 31, 2021
	June 30,	Deferred Loans(1)		Deferred Loans(1)
Select Industries	2021	$ Def	Amount	$ Def	Amount
Hotels	$29,673	$—	0.00%	$12,702	42.74%
Food Service	18,391	465	2.53%	654	3.22%
Retail(2)	24,963	3,235	12.96%	3,235	15.96%
Medical and Child Care	11,604	—	0.00%	—	0.00%
Real Estate and Leasing	168,702	—	0.00%	—	0.00%
Arts and Entertainment	7,262	1,858	25.59%	1,944	25.57%
Total	$260,595	$5,558	2.13%	$18,535	7.82%

(1) Effective January 19, 2021, the SBA provided guidance on the implementation of the extension of the Section 1112 Debt Relief Program for the 7(a) loan program as authorized by Section 325 of the Economic Aid to Hard-Hit Small Business, Nonprofits, and Venues Act. The SBA will pay the principal, interest, and fees on current 7(a) loans for a period of up to eight months. These loans have been excluded from the June 30, 2021 and March 31, 2021 metrics.

(2) Loans within this group include business such as grocery, convenience stores, drug stores, consumer durables, apparel, and personal services.

Capital Risk Management

The Bank maintains a strong, well-capitalized position with a common equity Tier 1 capital ratio of 13.88%, a Tier 1 risk-based capital ratio of 13.88%, a total risk-based capital ratio of 14.57% and a leverage ratio of 9.72% as of June 30, 2021. The most significant risk to capital as a result of the COVID-19 pandemic is the risk of default within our loan portfolio and the potential loan losses as a result of those defaults. The Company has taken several steps to mitigate this risk to our capital by building a diversified loan portfolio over the years to be capable of sustaining through a crisis, working with our customers during this time to defer loan payments, as permitted under the CARES Act, to allow time for economic stabilization and participating in the SBA PPP round one and round two loan programs to help provide much needed funds to our borrowers and the community. As of June 30, 2021, the Company has provided essential funds to its community through round one and two of the SBA PPP loan program, credit metrics have improved and loan deferrals have decreased significantly as a result of improving local and national economic factors. While the Delta variant of COVID-19 virus remains a risk to capital, the Company believes the actions we are taking will protect our capital levels.

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at June 30, 2021 and December 31, 2020 and the results of operations for the Company for the three and six months ended June 30, 2021 and 2020. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended June 30, 2021, the Company had net income of $3,294,000, or $2.24 per fully diluted share, compared to net income of $2,335,000 or $1.61 per fully diluted share, for the same period in 2020. For the six months ended June 30, 2021, the Company had net income of $7,191,000 or $4.90 per fully diluted share compared to net income of $3,233,000 or $2.22 per fully diluted share for the same period in 2020.

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

	For the Three Months Ended June 30,
	2021	2020	Change

	(dollars in thousands)
Average interest-earning assets	$667,479	$658,025	$9,454
Interest income	$6,972	$6,193	$779
Yield on interest-earning assets	4.19%	3.79%	0.40%
Average interest-bearing liabilities	$394,451	$438,183	$(43,732)
Interest expense	$580	$1,249	$(669)
Cost of interest-bearing liabilities	0.59%	1.15%	(0.56)%
Net interest income	$6,392	$4,944	$1,448
Net interest margin	3.84%	3.02%	0.82%

The following are variances of note for the three months ended June 30, 2021 compared to the three months ended June 30, 2020:

●NIM expanded by 82 basis points to 3.84% for the three months ended June 30, 2021 compared to 3.02% for the three months ended June 30, 2020. The expansion was driven by the following:
o	The yield on average earning assets expanded by 40 basis points, 4.19% for the three months ended June 30, 2021 vs. 3.79% for the three months ended June 30, 2020, primarily because of the recognition of income associated with the origination and forgiveness of PPP loans.
o	As of June 30, 2021, the Commercial Banking Segment had originated $185,137,000 in first round PPP loans and $77,539,000 in second round PPP loans. These loans carry a stated interest rate of 1.00% and the Commercial Banking Segment earns a fee from the SBA of 1% to 5% depending on the size of the loan. The fee is amortized, based on the term of the loans, through net income, net of deferred costs associated with the origination of these loans. During the three months ended June 30, 2021, the Commercial Banking Segment recognized $1,320,000 in SBA fee income, net of deferred costs through interest income as a result of normal amortization and the receipt of funds from loans forgiven by the SBA. In addition, the Commercial Banking Segment recognized $348,000 in interest income associated with these loans during the three months ended June 30, 2021. PPP income of $1,668,000, during the three months ended June 30, 2020, had a 19 basis points impact on the yield of average earnings assets. Adjusting solely for the impact of PPP income recognized during the three months ended June 30, 2021, our NIM would have been 3.56%.
o	The cost of interest bearing liabilities dropped by 56 basis points to 0.59% for the three months ended June 30, 2021 compared to 1.15% for the three months ended June 30, 2020, as a result of the Commercial Banking Segment’s continued efforts to build low cost relationship deposits and its disciplined approach to deposit pricing. Low cost relationship deposits (i.e. interest checking, money market, and savings) grew by $69,538,000, or 30.07%, from the three months ended June 30, 2020, while higher cost time deposits decreased by $51,572,000, or 37.89%, from the three months ended June 30, 2020. We were able to decrease the cost of money market deposit accounts by 50 basis points, 0.28% for the three months ended June 30, 2021 vs. 0.78% for the three months ended June 30, 2020, and time deposit accounts by 42 basis points, 1.21% for the three months ended June 30, 2021 vs. 1.63% for the three months ended June 30, 2020. We believe that there continues to be opportunities through our funding mix and pricing strategies to lower our cost of funds further.

	For the Six Months Ended June 30,
	2021	2020	Change

	(dollars in thousands)
Average interest-earning assets	$663,697	$580,031	$83,666
Interest income	$14,002	$11,877	$2,125
Yield on interest-earning assets	4.25%	4.13%	0.12%
Average interest-bearing liabilities	$403,497	$397,792	$5,705
Interest expense	$1,235	$2,506	$(1,271)
Cost of interest-bearing liabilities	0.62%	1.27%	(0.65)%
Net interest income	$12,767	$9,371	$3,396
Net interest margin	3.88%	3.25%	0.63%

The following are variances of note for the six months ended June 30, 2021 compared to the six months ended June 30, 2020:

●	NIM expanded by 63 basis points to 3.88% for the six months ended June 30, 2021 compared to 3.25% for the six months ended June 30, 2020. The expansion was driven by the following:
o	The yield on average earning assets expanded by 12 basis points, 4.25% for Q2 2021 vs. 4.13% for Q2 2020, primarily because of the impact of the recognition of income associated with the origination and forgiveness of PPP loans.
o	During the six months ended June 30, 2021, the Commercial Banking Segment recognized $2,825,000 in PPP fee income, net of deferred costs through interest income as a result of normal amortization and the receipt of funds from loans forgiven by the SBA. In addition, the Commercial Banking Segment recognized $728,000 in interest income associated with these loans during the six months ended June 30, 2021. PPP income of $3,563,000, during the six months ended June 30, 2020, had a 24 basis points impact on the yield of average earnings assets. Adjusting solely for the impact of PPP income recognized during the six months ended June 30, 2021, our NIM would have been 3.54%, which is consistent with our NIM prior to the onset of the COVID-19 pandemic.
o	The cost of interest bearing liabilities dropped by 65 basis points to 0.62% for the six months ended June 30, 2021 compared to 1.27% for the six months ended June 30, 2020, as a result of the Commercial Banking Segment’s continued efforts to build low cost relationship deposits and its disciplined approach to deposit pricing. Low cost relationship deposits (i.e. interest checking, money market, and savings) grew by $69,538,000, or 30.07%, from June 30, 2020, while higher cost time deposits decreased by $51,572,000, or 37.89%, from June 30, 2020.We were able to decrease the cost of money market deposit accounts by 49 basis points, 0.31% for the six months ended June 30, 2021 vs. 0.80% for the six months ended June 30, 2020, and time deposit accounts by 56 basis points, 1.21% for the six months ended June 30, 2021 vs. 1.77% for the six months ended June 30, 2020. We believe that there continues to be opportunities through our funding mix and pricing strategies to lower our cost of funds further.

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

Average Balance Sheets, Income and Expense, Yields and Rates

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans net of deferred fees	$572,359	$6,613	4.63%	$562,751	$5,809	4.15%
Loans held for sale	13,583	102	3.01%	15,758	136	3.47%
Investment securities	45,276	249	2.21%	38,657	240	2.50%
Federal funds and other	36,261	8	0.09%	40,859	8	0.08%
Total interest earning assets	667,479	6,972	4.19%	658,025	6,193	3.79%

Allowance for loan losses and deferred fees	(3,992)			(3,454)
Cash and due from banks	14,125			10,057
Premises and equipment, net	12,035			12,783
Other assets	24,136			23,369
Total assets	$713,783			$700,780

Interest bearing deposits
Interest checking	$75,782	$25	0.13%	$53,882	$24	0.18%
Money market	171,266	119	0.28%	126,178	245	0.78%
Savings	40,290	16	0.16%	27,024	11	0.16%
Certificates	90,263	272	1.21%	146,455	595	1.63%
Total	377,601	432	0.46%	353,539	875	1.00%
Borrowings	16,850	148	3.52%	84,644	374	1.78%
Total interest bearing liabilities	394,451	580	0.59%	438,183	1,249	1.15%
Noninterest bearing deposits	252,214			209,876
Other liabilities	9,145			6,033
Total liabilities	655,810			654,092
Equity capital	57,973			46,688
Total liabilities and capital	$713,783			$700,780

Net interest income		$6,392			$4,944

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.60%			2.64%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.84%			3.02%

Average Balance Sheets, Income and Expense, Yields and Rates

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate

Loans net of deferred fees	$576,620	$13,257	4.64%	$497,181	$11,069	4.48%
Loans held for sale	17,430	237	2.74%	13,440	245	3.67%
Investment securities	43,791	499	2.3%	41,710	510	2.46%
Federal funds and other	25,856	10	0.08%	27,700	53	0.38%
Total interest earning assets	663,697	14,003	4.25%	580,031	11,877	4.13%

Allowance for loan losses and deferred fees	(3,985)			(3,319)
Cash and due from banks	12,945			9,708
Premises and equipment, net	11,954			12,877
Other assets	26,100			21,463
Total assets	$710,711			$620,760

Interest bearing deposits
Interest checking	$73,675	$49	0.13%	$51,971	$45	0.17%
Money market	166,433	256	0.31%	115,980	461	0.8%
Savings	39,107	31	0.16%	25,357	21	0.17%
Certificates	98,477	589	1.21%	142,082	1,248	1.77%
Total	377,692	925	0.49%	335,390	1,775	1.06%
Borrowings	25,805	310	2.42%	62,402	731	2.36%
Total interest bearing liabilities	403,497	1,235	0.62%	397,792	2,506	1.27%
Noninterest bearing deposits	240,311			172,078
Other liabilities	10,726			5,615
Total liabilities	654,534			575,485
Equity capital	56,177			45,275
Total liabilities and capital	$710,711	$		620,760

Net interest income before provision for
loan losses		$12,768			$9,371

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.63%			2.86%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.88%			3.25%

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

The Company recorded a recovery of the provision expense of $500,000 for the three and six months ended June 30, 2021 compared to a provision of $300,000 and $700,000 for the three and six months ended June 30, 2020, respectively.

The recovery of provision for the three and six months ended June 30, 2021 resulted from a reduction in the qualitative factors driven by improving economic factors, improved credit metrics, and reductions in loan deferrals. While the Delta variant of the COVID-19 virus remains a risk to credit quality, we believe our current level of allowance for loan losses is sufficient.

The provision expense for the three and six months ended June 30, 2020 was a result of growth in the loan portfolio, an increase in the historical loan loss experience and an increase in the qualitative factors due to the anticipated economic impact of COVID-19. The increase in the qualitative factors due to COVID-19 were a result of deterioration in local economic factors such as the higher levels of unemployment and the increased credit risk due to loan payment deferrals under the CARES Act.

For more financial data and other information about the allowance for loan losses refer to section, “Balance Sheet Analysis under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, mortgage banking income, net, and gains and losses on securities available for sale. The most significant noninterest income item has been mortgage banking income, net, representing 76% and 81% for the three month periods ended June 30, 2021 and 2020, respectively, and 81% and 75% for the six month periods ended June 30, 2021 and 2020, respectively.

	For the Three Months Ended
	June 30,		Change
	2021	2020	$	%

	(dollars in thousands)
Service charges and fees	$595	$448	$147	32.8%
Mortgage banking income, net	2,165	2,288	(123)	(5.4)%
Other	92	79	13	16.5%
Total noninterest income	$2,852	$2,815	$37	1.3%

The increase in noninterest income of $37,000 for the three months ended June 30, 2021, was the result of the following:

●The $147,000 increase in service charges and fees was driven primarily by an increase in interchange fee income as macroeconomic conditions continued to improve and consumer spending picked up during the three months ended June 30, 2021.
●The $123,000 decrease in mortgage banking income, net is a result of decreased loan originations and sales compared to the prior year due to mortgage rates experiencing a slight rise during the first half of 2021, which softened the refinance market.  The Mortgage Banking Segment continues to maintain a strong pipeline of purchase money loans going into the second half of 2021.  The biggest risk to mortgage earnings is the historically low inventory of homes for sale.

	For the Six Months Ended
	June 30,		Change
	2021	2020	$	%

	(dollars in thousands)
Service charges and fees	$1,131	$966	$165	17.1%
Mortgage banking income, net	5,656	3,658	1,998	54.6%
Gain on sale of investment securities	—	12	(12)	(100.0)%
Gain on sale of SBA loans	—	86	(86)	(100.0)%
Other	236	153	83	54.2%
Total noninterest income	$7,023	$4,875	$2,148	44.1%

The increase in noninterest income of $2,148,000 for the six months ended June 30, 2021, was the result of the following:

●	The $165,000 increase in service charges and fees was driven primarily by an increase in interchange fee income as macroeconomic conditions continued to improve and consumer spending picked up during the first half of 2021.
●	The $1,998,000 increase in mortgage banking income, net is a result of increased loan originations and sales compared to the prior year due to the low rate environment
●	The $1,998,000 increase in mortgage banking income, net is also a result of higher mortgage originations of $164,349,000 for the six months ended June 30, 2021, up 15.7% from $142,105,000 for the six months ended June 30, 2020. The Mortgage Banking Segment continues to take advantage of the accommodative rate environment while maintaining a strong pipeline of purchase money loans going into the second half of 2021. Mortgage rates experienced a slight rise during the first half of 2021, which has softened the refinance market; however, the bigger risk to mortgage earnings is the historically low inventory of homes for sale

Noninterest expense

	For the Three Months Ended
	June 30,		Change
	2021	2020	$	%

	(dollars in thousands)
Salaries and benefits	$3,512	$2,612	$900	34.5%
Occupancy	281	313	(32)	(10.2)%
Equipment	264	214	50	23.4%
Supplies	48	53	(5)	(9.4)%
Professional and outside services	667	725	(58)	(8.0)%
Advertising and marketing	130	93	37	39.8%
Foreclosed assets, net	(8)	(156)	148	(94.9)%
FDIC insurance premium	38	60	(22)	(36.7)%
Other operating expense	615	545	70	13.0%
Total noninterest expense	$5,547	$4,459	$1,088	24.4%

The increase in noninterest expense of $1,088,000 for the three months ended June 30, 2021, was the result of the following:

●The $900,000 increase in salaries and benefits expense was driven primarily by the deferral of $1,052,000 in salary and benefits costs during the three months ended June 30, 2020 compared to the deferral of $88,900 during the three months ended June 30, 2021 associated with the volume related to the origination of PPP loans during those periods.
●The $32,000 decrease in occupancy expenses was primarily driven by the reduction in lease expense associated with the Company's closure of one branch during the three months ended March 31, 2021, which was partially offset by the lease expense associated with the Company's new branch in the Scott's Addition area of Richmond, VA.
●Equipment expense increased by $50,000 primarily due to increased investments in software to support the PPP loan forgiveness process.
●Professional and outside services expenses decreased by $58,000 due to lower expenses associated with data processing.
●Advertising and marketing expense increased by $37,000 as a result of increased marketing efforts during the three months ended June 30, 2021, compared to a reduction in marketing efforts during the three months ended June 30, 2020 due to the COVID-19 pandemic.
●The increase in foreclosed assets, net expenses was the result of the recognition of a higher gain on sales related to the sale of two foreclosed properties during the three months ended June 30, 2020.
●Other operating expense increased by $70,000 primarily due to the accrual of $126,300 for an expected loss on the prior sale of an SBA loan that defaulted during the three months ended June 30, 2021.

	For the Six Months Ended
	June 30,		Change
	2021	2020	$	%

	(dollars in thousands)
Salaries and benefits	$6,933	$5,635	$1,298	23.0%
Occupancy	634	639	(5)	(0.8)%
Equipment	521	414	107	25.8%
Supplies	89	91	(2)	(2.2)%
Professional and outside services	1,358	1,440	(82)	(5.7)%
Advertising and marketing	247	171	76	44.4%
Foreclosed assets, net	(8)	(156)	148	(94.9)%
FDIC insurance premium	104	120	(16)	(13.3)%
Other operating expense	1,183	1,054	129	12.2%
Total noninterest expense	$11,061	$9,408	$1,653	17.6%

The increase in noninterest expense of $1,653,000 for the six months ended June 30, 2021, was the result of the following:

●	The $1,298,000 increase in salaries and benefits expense was driven primarily by the following:
o	The deferral of $1,052,000 in salary and benefits costs during the six months ended June 30, 2021 compared to the deferral of $580,000 during the six months ended June 30, 2020 associated with the volume related to the origination of PPP loans during those periods.
o	Increased salaries and benefits expenses related to mortgage production.
●	Equipment expense increased by $107,000 primarily due to increased investments in software to support the PPP loan forgiveness process.
●	Professional and outside services expenses decreased by $82,000 due to lower expenses associated with data processing.
●	Advertising and marketing expense increased by $76,000 as a result of increased marketing efforts during the six months ended June 30, 2021, compared to a reduction in marketing efforts during the six months ended June 30, 2020 due to the COVID-19 pandemic.
●	The increase in foreclosed assets, net expenses was the result of the recognition of a higher gain on sales related to the sale of two foreclosed properties during the six months ended June 30, 2020.
●	Other operating expense increased by $129,000 primarily due to the accrual of $126,300 for an expected loss on the prior sale of an SBA loan that defaulted during the six months ended June 30, 2021.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent difference and available tax credits. Income tax expense for the three and six months ended June 30, 2021 was $903,000 and $2,039,000, respectively resulting in an effective tax rate of 21.5% and 22.1%, respectively, compared to $665,000 and $905,000, or

22.2% and 21.9%, respectively, for the same periods in 2020. The increase in the effective tax rate was primarily related to a reduction in the tax credit received related to state taxes attributed to the Company and the Mortgage Banking Segment.  The Bank is not subject Virginia income taxes, and instead is subject to a franchise tax based on bank capital.

Balance Sheet Analysis

Investment securities

At June 30, 2021 and December 31, 2020, all of our investment securities were classified as available for sale.

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

Approximately 67% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. Approximately 5% of the loan portfolio consists of rehabilitated student loans purchased by the Bank from 2014 to 2017 (see discussion following).  The Company’s commercial and industrial loan portfolio represents approximately 27% of all loans.  Loans in this category are typically made to individuals and small and medium-sized businesses, and range between $250,000 and $2.5 million; however, the increase in the portfolio was the result of the Company originating $185,137,000 in first round of PPP loans and $77,539,000 in second round PPP loans through June 30, 2021, which are 100% guaranteed by the SBA.  Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property.  The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.  The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

Loans classified by type as of June 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
Construction and land development
Residential	$7,802	1.41%	$8,103	1.44%
Commercial	36,271	6.57%	21,466	3.82%
	44,073	7.98%	29,569	5.26%
Commercial real estate
Owner occupied	100,405	18.20%	99,784	17.79%
Non-owner occupied	127,363	23.09%	121,184	21.60%
Multifamily	11,743	2.13%	9,889	1.75%
Farmland	1,076	0.20%	367	0.07%
	240,587	43.62%	231,224	41.21%
Consumer real estate
Home equity lines	17,199	3.12%	18,394	3.28%
Secured by 1-4 family residential,
First deed of trust	56,728	10.28%	57,089	10.18%
Second deed of trust	12,606	2.29%	11,097	1.98%
	86,533	15.69%	86,580	15.44%

Commercial and industrial loans (except those secured by real estate)	148,656	26.95%	181,088	32.28%
Guaranteed student loans	28,601	5.18%	29,657	5.29%
Consumer and other	3,214	0.58%	2,885	0.52%

Total loans	551,664	100.0%	561,003	100.0%
Deferred fees and costs, net	(2,578)		(2,048)
Less: allowance for loan losses	(3,429)		(3,970)

	$545,657		$554,985

PPP loans were $97,617,000 as of June 30, 2021. Below is a breakdown by loan size as of June 30, 2021 (dollars in thousands):

	Round 1		Round 2		Total
Loan Size	# of Loans	$ of Loans	# of Loans	$ of Loans	# of Loans	$ of Loans
< $350,000	228	$17,535	706	$44,744	934	$62,279
$350,000 - $2 million	12	7,174	41	28,164	53	35,338
> $2 million	—	—	—	—	—	—
Total	240	$24,709	747	$72,908	987	$97,617

For more financial data and other information about loans refer to Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Allowance for loan losses

We monitor and maintain an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. The allowance for loan losses at June 30, 2021 was $3,429,000, compared to $3,970,000 at December 31, 2020.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at June 30, 2021 and December 31, 2020 was 0.62% and 0.71%, respectively. The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale and government guaranteed loans) at June 30, 2021 and December 31, 2020 was 0.81% and 1.02%, respectively. The decrease in the allowance for loan losses for the first six months of 2021 was the result of a recovery of provision expenses of $500,000 during that period which was driven by a reduction in the qualitative factors due to improving economic factors, improved credit metrics, and reductions in loan deferrals. While the Delta variant of the COVID-19 virus remains a risk to credit quality, we believe our current level of allowance for loan losses is sufficient. For more financial data and other information about loans refer to Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	June 30,	December 31,	June 30,
	2021	2020	2020
Nonaccrual loans	$1,546	$1,577	$1,831
Foreclosed properties	—	336	336
Total nonperforming assets	$1,546	$1,913	$2,167

Restructured loans (not included in nonaccrual loans above)	$6,515	$6,550	$7,201

Loans past due 90 days and still accruing (1)	$2,496	$2,193	$2,341

Nonperforming assets to loans (2)	0.28%	0.34%	0.36%

Nonperforming assets to total assets	0.22%	0.27%	0.30%

Allowance for loan losses to Loans, net of deferred fees and costs	0.62%	0.71	0.62
Loans, net of deferred fees and costs (excluding guaranteed loans)	0.81%	1.02%	0.97%
Nonaccrual loans	221.75%	251.75%	205.33%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

Nonperforming assets totaled $1,546,000 at June 30, 2021, compared to $1,913,000 at December 31, 2020. Nonperforming assets at June 30, 2021 consisted of $1,546,000 in nonaccrual loans, compared to $1,577,000 at December 31, 2020.

The following table presents an analysis of the changes in nonperforming assets for the six months ended June 30, 2021 (in thousands):

	Nonaccrual	Foreclosed
	Loans	Properties	Total
Balance December 31, 2020	$1,577	$336	$1,913
Additions	—	—	—
Loans placed back on accrual	57	—	57
Repayments	(84)	—	(84)
Charge-offs	(4)	—	(4)
Sales	—	(336)	(336)
Balance June 30, 2021	$1,546	$—	$1,546

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

There were no specific allowances associated with the total nonaccrual loans of $1,546,000 and $1,577,000 at June 30, 2021 and December 31, 2020, respectively, that were considered impaired.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $91,000 and $90,000 for the six months ended June 30, 2021 and 2020, respectively. Student loans totaling $2,496,000 and $2,193,000 at June 30, 2021 and December 31, 2020, respectively, were past due 90 days or more and interest was still being accrued as principal and interest on such loans have a 98% guarantee by the DOE.  The 2% not covered by the DOE guarantee is provided for in the allowance for loan losses.

Deposits

Deposits as of June 30, 2021 and December 31, 2020 were as follows (dollars in thousands):

	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
Demand accounts	$252,756	39.6%	$222,305	37.8%
Interest checking accounts	77,828	12.2%	70,342	11.9%
Money market accounts	178,602	28.0%	152,726	26.0%
Savings accounts	44,351	7.0%	38,083	6.5%
Time deposits of $250,000 and over	13,473	2.1%	16,014	2.7%
Other time deposits	71,073	11.1%	88,912	15.1%

Total	$638,083	100.0%	$588,382	100.0%

Total deposits increased by $49,701,000, or 8.45%, from December 31, 2020. Variances of note are as follows:

●Noninterest bearing demand account balances increased $30,451,000 from December 31, 2020, and represented 39.6% of total deposits compared to 37.8% as of December 31, 2020. The increase in noninterest bearing demand accounts is a result of core relationship growth and continued success at converting non-customer PPP loan applicants into customers.
●Low cost relationship deposits (i.e. interest checking, money market, and savings) balances increased $39,630,000, or 15.18%, from December 31, 2020. The increase in these accounts continues to be a result of adding core relationships, continued growth in accounts from non-customer PPP loan applicants and the migration of customer funds from time deposits.
●Time deposits decreased by $20,380,000, or 19.42%, from December 31, 2020. The decrease in time deposits continues to be driven by the migration of customers from time deposits to lower cost deposit products and the maturity of $3,733,000 of internet listing service deposits which were not replaced. This decrease continues to allow us to lower our cost of interest bearing deposits.

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

Capital resources

Shareholders’ equity at June 30, 2021 was $58,981,000 compared to $51,996,000 at December 31, 2020. The $6,985,000 increase in shareholders’ equity during the six months ended June 30, 2021 is primarily due to net income of $7,191,000.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2021	2020
Tier 1 capital
Total bank equity capital	$68,944	$62,183
Net unrealized gain on available-for-sale securities	(73)	(466)
Defined benefit postretirement plan	32	36
Disallowed deferred tax asset	—	—
Total Tier 1 capital	68,903	61,753

Tier 2 capital
Allowance for loan losses	3,429	3,970
Tier 2 capital deduction	—	—
Total Tier 2 capital	3,429	3,970

Total risk-based capital	72,332	65,723

Risk-weighted assets	$496,542	$462,690

Average assets	$708,554	$665,172

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	9.72%	9.28%
Common equity tier 1 capital ratio (CET 1)	13.88%	13.35%
Tier 1 capital to risk-weighted assets	13.88%	13.35%
Total capital to risk-weighted assets	14.57%	14.20%
Equity to total assets	9.61%	8.81%

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

At June 30, 2021, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $120,411,000, or 16.77% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were no borrowings against the lines at June 30, 2021 and December 31, 2020.

We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2021 was $33.4 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets.

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At June 30, 2021, we had commitments to originate $149,411,000 of loans.  Fixed commitments to incur capital expenditures were less than $100,000 at June 30, 2021.  Certificates of deposit scheduled to mature in the 12-month period ending June 30, 2022 totaled $60,025,000.  We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2021. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

101

The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed

Consolidated Financial Statements.

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date:	August 13, 2021	By:	/s/ James E. Hendricks, Jr.
James E. Hendricks, Jr.
President and Chief Executive Officer

Date:	August 13, 2021	By:	/s/ Donald M. Kaloski, Jr.
Donald M. Kaloski, Jr.
Executive Vice President and Chief Financial Officer