Form 10-Q
period 2021-09-30
Village Bank & Trust Financial Corp.
filed 2021-11-12
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

1,473,469 shares of common stock, $4.00 par value, outstanding as of November 8, 2021

Village Bank and Trust Financial Corp.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Balance Sheets September 30, 2021 (Unaudited) and December 31, 2020*

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$14,362	$12,709
Federal funds sold	49,918	30,742
Total cash and cash equivalents	64,280	43,451
Investment securities available for sale, at fair value	88,549	40,844
Restricted stock, at cost	694	825
Loans held for sale	13,275	34,421
Loans
Outstandings	534,306	561,003
Allowance for loan losses	(3,443)	(3,970)
Deferred fees and costs, net	(1,401)	(2,048)
Total loans, net	529,462	554,985
Other real estate owned, net of valuation allowance	—	336
Premises and equipment, net	11,940	11,779
Bank owned life insurance	12,416	7,806
Accrued interest receivable	3,569	4,943
Other assets	5,876	6,846
Total Assets	$730,061	$706,236

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing demand	$270,397	$222,305
Interest bearing	375,655	366,077
Total deposits	646,052	588,382
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,652	5,628
Other borrowings	—	41,529
Accrued interest payable	71	194
Other liabilities	7,792	9,743
Total liabilities	668,331	654,240

Shareholders’ equity
Common stock, $4 par value, 10,000,000 shares authorized; 1,466,765 shares issued and outstanding at September 30, 2021 and 1,435,009 shares issued and outstanding at December 31, 2020	5,822	5,794
Additional paid-in capital	54,700	54,510
Retained earnings (accumulated deficit)	1,352	(8,738)
Stock in directors rabbi trust	(730)	(771)
Directors deferred fees obligation	730	771
Accumulated other comprehensive income (loss)	(144)	430
Total shareholders’ equity	61,730	51,996

Total liabilities and shareholders' equity	$730,061	$706,236

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Income Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income
Loans	$6,655	$6,307	$20,148	$17,622
Investment securities	244	230	743	740
Federal funds sold	22	3	32	55
Total interest income	6,921	6,540	20,923	18,417

Interest expense
Deposits	349	728	1,275	2,502
Borrowed funds	143	341	453	1,073
Total interest expense	492	1,069	1,728	3,575

Net interest income	6,429	5,471	19,195	14,842
Provision for (recovery of) loan losses	—	250	(500)	950
Net interest income after provision for (recovery of) loan losses	6,429	5,221	19,695	13,892

Noninterest income
Service charges and fees	580	535	1,711	1,502
Mortgage banking income, net	2,171	2,859	7,827	6,517
Gain on sale of asset held for sale	—	1	—	1
Gain on sale of investment securities, net	—	—	—	12
Gain on sale of Small Business Administration loans	—	—	—	86
Other	108	86	344	238
Total noninterest income	2,859	3,481	9,882	8,356

Noninterest expense
Salaries and benefits	3,607	3,644	10,541	9,278
Occupancy	315	326	948	965
Equipment	267	225	788	640
Supplies	49	50	138	141
Professional and outside services	730	835	2,085	2,276
Advertising and marketing	99	90	347	261
Foreclosed assets, net	—	4	(8)	(152)
FDIC insurance premium	38	47	142	167
Other operating expense	532	534	1,716	1,588
Total noninterest expense	5,637	5,755	16,697	15,164

Income before income tax expense	3,651	2,947	12,880	7,084
Income tax expense	752	678	2,790	1,582

Net income	2,899	2,269	10,090	5,502

Earnings per share, basic	$1.97	$1.55	$6.88	$3.78
Earnings per share, diluted	$1.97	$1.55	$6.88	$3.78

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Comprehensive Income Three and Nine Months ended September 30, 2021 and 2020

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$2,899	$2,269	$10,090	$5,502
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	(237)	(52)	(736)	386
Tax effect	50	11	156	(81)
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	(187)	(41)	(580)	305

Reclassification adjustment
Reclassification adjustment for gains realized in income	—	—	—	(12)
Tax effect	—	—	—	3
Reclassification for gains included in net income, net of tax	—	—	—	(9)

Minimum pension adjustment	3	3	9	9
Tax effect	(1)	(1)	(3)	(3)
Minimum pension adjustment, net of tax	2	2	6	6

Total other comprehensive income (loss)	(185)	(39)	(574)	302

Total comprehensive income	$2,714	$2,230	$9,516	$5,804

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Shareholders' Equity Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2021

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Income (loss)	Total

Balance, June 30, 2021	$5,796	$54,691	$(1,547)	$(730)	$730	$41	$58,981
Vesting of restricted stock	26	(26)	—	—	—	—	—
Stock based compensation	—	35	—	—	—	—	35
Net income	—	—	2,899	—	—	—	2,899
Other comprehensive loss	—	—	—	—	—	(185)	(185)
Balance, September 30, 2021	5,822	54,700	1,352	(730)	730	(144)	61,730

	Three Months Ended September 30, 2020

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Accumulated	Directors	Fees	Comprehensive
	Stock	Capital	Deficit	Rabbi Trust	Obligation	Income (loss)	Total

Balance, June 30, 2020	$5,779	$54,414	$(14,059)	$(771)	$771	$483	$46,617
Vesting of restricted stock	11	(11)	—	—	—	—	—
Stock based compensation	—	28	—	—	—	—	28
Net income	—	—	2,269	—	—	—	2,269
Other comprehensive loss	—	—	—	—	—	(39)	(39)
Balance, September 30, 2020	5,790	54,431	(11,790)	(771)	771	444	48,875

	Nine Months Ended September 30, 2021

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Loss	Total

Balance, December 31, 2020	$5,794	$54,510	$(8,738)	$(771)	$771	$430	$51,996
Vesting of restricted stock	28	(28)	—	41	(41)	—	—
Stock based compensation	—	218	—	—	—	—	218
Net income	—	—	10,090	—	—	—	10,090
Other comprehensive loss	—	—	—	—	—	(574)	(574)
Balance, September 30, 2021	$5,822	$54,700	$1,352	$(730)	$730	$(144)	$61,730

	Nine Months Ended September 30, 2020

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Accumulated	Directors	Fees	Comprehensive
	Stock	Capital	Deficit	Rabbi Trust	Obligation	Loss	Total

Balance, December 31, 2019	$5,779	$54,285	$(17,292)	$(856)	$856	$142	$42,914
Vesting of restricted stock	11	(11)	—	85	(85)	—	—
Stock based compensation	—	157	—	—	—	—	157
Net income	—	—	5,502	—	—	—	5,502
Other comprehensive income	—	—	—	—	—	302	302
Balance, September 30, 2020	$5,790	$54,431	$(11,790)	$(771)	$771	$444	$48,875

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Cash Flows Nine Months Ended September 30, 2021 and 2020

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020

Cash Flows from Operating Activities
Net income	$10,090	$5,502
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	447	442
Amortization of debt issuance costs	24	25
Deferred income taxes	499	905
Provision for (recovery of) loan losses	(500)	950
Write-down of other real estate owned	10	16
Gain on sale of investment securities	—	(12)
Gain on sales of loans held for sale	(9,608)	(6,517)
Gain on sale of assets held for sale	—	(1)
Gain on sale of other real estate owned	(18)	(175)
Loss on sale and disposal of premises and equipment	10	—
Stock compensation expense	218	157
Proceeds from sale of mortgage loans	271,454	247,205
Origination of mortgage loans held for sale	(240,700)	(255,491)
Amortization of premiums and accretion of discounts on securities, net	189	159
Increase in bank owned life insurance	(202)	(144)
Net change in:
Interest receivable	1,374	(2,283)
Other assets	633	1,669
Interest payable	(123)	10
Other liabilities	(1,951)	608
Net cash provided by (used in) operating activities	31,846	(6,975)

Cash Flows from Investing Activities
Purchases of available for sale securities	(62,613)	(3,387)
Proceeds from the sale of available for sale securities	—	7,936
Proceeds from the sale of assets held for sale	—	515
Proceeds from maturities, calls and paydowns of available for sale securities	13,983	6,309
Net decrease (increase) in loans	26,023	(166,510)
Proceeds from sale of other real estate owned	344	349
Purchases of premises and equipment, net	(618)	(117)
Purchase of bank owned life insurance	(4,408)	—
Redemptions (purchase) of restricted stock, net	131	(447)
Net cash used in investing activities	(27,158)	(155,352)

Cash Flows from Financing Activities
Net increase in deposits	57,670	130,644
Repayments of Federal Home Loan Bank advances	—	10,000
Net (decrease) increase in other borrowings	(41,529)	39,803
Net cash provided by financing activities	16,141	180,447

Net increase in cash and cash equivalents	20,829	18,120
Cash and cash equivalents, beginning of period	43,451	19,967

Cash and cash equivalents, end of period	$64,280	$38,087

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$1,851	$3,565
Supplemental Schedule of Non-Cash Activities
Unrealized gains on securities available for sale	$(736)	$373
Right of use assets obtained in exchange for new operating lease liabilities	$243	$—
Minimum pension adjustment	$9	$9

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

Note 1 – Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary, Village Bank Mortgage Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”).

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

Note 3 – Earnings per common share

The following table presents the basic and diluted earnings per common share computation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net income - basic and diluted	$2,899	$2,269	$10,090	$5,502

Denominator
Weighted average shares outstanding - basic	1,468	1,462	1,467	1,456
Dilutive effect of common stock options	—	—	—	—

Weighted average shares outstanding - diluted	1,468	1,462	1,467	1,456

Earnings per share - basic	$1.97	$1.55	$6.88	$3.78
Earnings per share - diluted	$1.97	$1.55	$6.88	$3.78

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

The vesting of 5,793 and 6,573 at September 30, 2021 and 2020, respectively, of the unvested restricted units included in Note 10 “Stock incentive plan” was dependent upon meeting certain performance criteria. As of September 30, 2021 and 2020, it was indeterminable whether these unvested restricted units would vest and as such the underlying shares were excluded from common shares issued and outstanding at such date and were not included in the computation of earnings per share for such period.

Note 4 – Investment securities available for sale

The amortized cost and fair value of investment securities available for sale as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2021
U.S. Government agency obligations	$41,791	$41	$(2)	$41,830
Mortgage-backed securities	35,861	389	(434)	35,816
Municipals	2,272	—	(90)	2,182
Subordinated debt	8,772	65	(116)	8,721

	$88,696	$495	$(642)	$88,549

December 31, 2020
U.S. Government agency obligations	$8,048	$94	$—	$8,142
Mortgage-backed securities	23,412	645	(51)	24,006
Subordinated debt	8,795	37	(136)	8,696

	$40,255	$776	$(187)	$40,844

At September 30, 2021 and December 31, 2020, the Company had no investment securities pledged to secure borrowings from the Federal Home Loan Bank of Atlanta ("FHLB").

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Gross realized gains	$—	$—	$—	$39
Gross realized losses	—	—	—	(27)

	$—	$—	$—	$12

The Company sold approximately $7,900,000 of investment securities available for sale at a net gain of $12,000 for the nine months ended September 30, 2020. The sales of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity.

Investment securities available for sale that have an unrealized loss position at September 30, 2021 and December 31, 2020 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2021
U.S. Government agency obligations	$29,812	$(2)	$—	$—	$29,812	$(2)
Mortgage-backed securities	24,075	(412)	1,730	(22)	25,805	(434)
Municipals	2,181	(90)	—	—	2,181	(90)
Subordinated debt	929	(71)	959	(45)	1,888	(116)

	$56,997	$(575)	$2,689	$(67)	$59,686	$(642)

December 31, 2020
Mortgage-backed securities	5,475	(51)	—	—	5,475	(51)
Subordinated debt	1,747	(11)	2,807	(125)	4,554	(136)

	$7,222	$(62)	$2,807	$(125)	$10,029	$(187)

As of September 30, 2021, there were 19 investments available for sale totaling $56,997,000 that were in a continuous loss position for less than 12 months and had an unrealized loss of $575,000. There were three investments available for sale totaling $2,689,000 that had been in a continuous loss position for more than 12 months and had an unrealized loss of $67,000.

All of the unrealized losses are attributable to movements in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2021.

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2021, by contractual maturity, are as follows (in thousands):

	Amortized
	Cost	Fair Value

Less than one year	$40,158	$40,157
One to five years	165	166
Five to ten years	11,127	11,160
More than ten years	37,246	37,066

Total	$88,696	$88,549

Note 5 – Loans and allowance for loan losses

Loans classified by type as of September 30, 2021  and December 31, 2020 are as follows (dollars in thousands):

	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
Construction and land development
Residential	$8,981	1.68%	$8,103	1.44%
Commercial	41,810	7.82%	21,466	3.82%
	50,791	9.50%	29,569	5.26%
Commercial real estate
Owner occupied	106,499	19.93%	99,784	17.79%
Non-owner occupied	130,867	24.49%	121,184	21.60%
Multifamily	12,027	2.25%	9,889	1.75%
Farmland	1,099	0.21%	367	0.07%
	250,492	46.88%	231,224	41.21%
Consumer real estate
Home equity lines	17,194	3.22%	18,394	3.28%
Secured by 1-4 family residential,
First deed of trust	55,918	10.47%	57,089	10.18%
Second deed of trust	14,172	2.65%	11,097	1.98%
	87,284	16.34%	86,580	15.44%
Commercial and industrial loans
(except those secured by real estate)	115,129	21.55%	181,088	32.28%
Guaranteed student loans	27,624	5.17%	29,657	5.29%
Consumer and other	2,986	0.56%	2,885	0.51%

Total loans	534,306	100.0%	561,003	100.0%
Deferred fees and costs, net	(1,401)		(2,048)
Less: allowance for loan losses	(3,443)		(3,970)

	$529,462		$554,985

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans, included in commercial and industrial loans in the above table, were $56,809,000 and $136,674,000 as of September 30, 2021 and December 31, 2020, respectively.

Loans pledged as collateral with the FHLB as part of their lending arrangement with the Company totaled $41,571,000 and $65,587,000 as of September 30, 2021 and December 31, 2020, respectively.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (in thousands):

	September 30,	December 31,
	2021	2020
Commercial real estate
Non-owner occupied	$292	$303
	292	303
Consumer real estate
Home equity lines	300	300
Secured by 1-4 family residential
First deed of trust	618	630
Second deed of trust	240	317
	1,158	1,247
Commercial and industrial loans
(except those secured by real estate)	22	27

Total loans	$1,472	$1,577

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

●	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
●	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
●	Risk rated 6 loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; and
●	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1‑4	5	6	7	Loans
September 30, 2021
Construction and land development
Residential	$8,981	$—	$—	$—	$8,981
Commercial	39,173	2,637	—	—	41,810
	48,154	2,637	—	—	50,791
Commercial real estate
Owner occupied	95,415	7,496	3,588	—	106,499
Non-owner occupied	121,446	9,129	292	—	130,867
Multifamily	12,027	—	—	—	12,027
Farmland	1,099	—	—	—	1,099
	229,987	16,625	3,880	—	250,492
Consumer real estate
Home equity lines	16,269	625	300	—	17,194
Secured by 1-4 family residential
First deed of trust	52,798	2,316	804	—	55,918
Second deed of trust	13,473	432	267	—	14,172
	82,540	3,373	1,371	—	87,284
Commercial and industrial loans
(except those secured by real estate)	112,959	1,890	280	—	115,129
Guaranteed student loans	27,624	—	—	—	27,624
Consumer and other	2,952	34	—	—	2,986

Total loans	$504,216	$24,559	$5,531	$—	$534,306

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1‑4	5	6	7	Loans
December 31, 2020
Construction and land development
Residential	$8,103	$—	$—	$—	$8,103
Commercial	21,370	96	—	—	21,466
	29,473	96	—	—	29,569
Commercial real estate
Owner occupied	88,066	9,405	2,313	—	99,784
Non-owner occupied	116,161	4,244	779	—	121,184
Multifamily	9,889	—	—	—	9,889
Farmland	367	—	—	—	367
	214,483	13,649	3,092	—	231,224
Consumer real estate
Home equity lines	17,298	796	300	—	18,394
Secured by 1-4 family residential
First deed of trust	53,731	2,212	1,146	—	57,089
Second deed of trust	9,425	1,236	436	—	11,097
	80,454	4,244	1,882	—	86,580
Commercial and industrial loans
(except those secured by real estate)	178,217	2,602	269	—	181,088
Guaranteed student loans	29,657	—	—	—	29,657
Consumer and other	2,844	41	—	—	2,885

Total loans	$535,128	$20,632	$5,243	$—	$561,003

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

			Greater				Investment >
	30‑59 Days	60‑89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
September 30, 2021
Construction and land development
Residential	$—	$—	$—	$—	$8,981	$8,981	$—
Commercial	—	—	—	—	41,810	41,810	—
	—	—	—	—	50,791	50,791	—
Commercial real estate
Owner occupied	—	—	—	—	106,499	106,499	—
Non-owner occupied	—	—	—	—	130,867	130,867	—
Multifamily	—	—	—	—	12,027	12,027	—
Farmland	—	—	—	—	1,099	1,099	—
	—	—	—	—	250,492	250,492	—
Consumer real estate
Home equity lines	—	—	—	—	17,194	17,194	—
Secured by 1‑4 family residential
First deed of trust	92	—	—	92	55,826	55,918	—
Second deed of trust	—	—	—	—	14,172	14,172	—
	92	—	—	92	87,192	87,284	—
Commercial and industrial loans
(except those secured by real estate)	—	412	—	412	114,717	115,129	—
Guaranteed student loans	1,092	393	2,496	3,981	23,643	27,624	2,496
Consumer and other	—	—	—	—	2,986	2,986	—

Total loans	$1,184	$805	$2,496	$4,485	$529,821	$534,306	$2,496

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2020
Construction and land development
Residential	$—	$—	$—	$—	$8,103	$8,103	$—
Commercial	—	—	—	—	21,466	21,466	—
	—	—	—	—	29,569	29,569	—
Commercial real estate
Owner occupied	86	—	—	86	99,698	99,784	—
Non-owner occupied	—	—	—	—	121,184	121,184	—
Multifamily	—	—	—	—	9,889	9,889	—
Farmland	—	—	—	—	367	367	—
	86	—	—	86	231,138	231,224	—
Consumer real estate
Home equity lines	—	—	—	—	18,394	18,394	—
Secured by 1-4 family residential
First deed of trust	133	—	—	133	56,956	57,089	—
Second deed of trust	—	57	—	57	11,040	11,097	—
	133	57	—	190	86,390	86,580	—
Commercial and industrial loans
(except those secured by real estate)	25	—	—	25	181,063	181,088	—
Guaranteed student loans	1,428	1,009	2,193	4,630	25,027	29,657	2,193
Consumer and other	1	—	—	1	2,884	2,885	—

Total loans	$1,673	$1,066	$2,193	$4,932	$556,071	$561,003	$2,193

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

	September 30, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate
Owner occupied	$5,106	$5,121	$—	$2,780	$2,795	$—
Non-owner occupied	1,843	1,843	—	1,991	1,991	—
	6,949	6,964	—	4,771	4,786	—
Consumer real estate
Home equity lines	300	300	—	300	300	—
Secured by 1‑4 family residential
First deed of trust	1,850	1,850	—	1,937	1,940	—
Second deed of trust	692	776	—	699	992	—
	2,842	2,926	—	2,936	3,232	—
Commercial and industrial loans
(except those secured by real estate)	194	194	—	141	141	—
	9,985	10,084	—	7,848	8,159	—

With an allowance recorded
Commercial real estate
Owner occupied	—	—	—	1,125	1,125	9
	—	—	—	1,125	1,125	9
Consumer real estate
Secured by 1-4 family residential
First deed of trust	148	148	7	74	74	8
	148	148	7	74	74	8

Total
Commercial real estate
Owner occupied	5,106	5,121	—	3,905	3,920	9
Non-owner occupied	1,843	1,843	—	1,991	1,991	—
	6,949	6,964	—	5,896	5,911	9
Consumer real estate
Home equity lines	300	300	—	300	300	—
Secured by 1-4 family residential,
First deed of trust	1,998	1,998	7	2,011	2,014	8
Second deed of trust	692	776	—	699	992	—
	2,990	3,074	7	3,010	3,306	8
Commercial and industrial loans
(except those secured by real estate)	194	194	—	141	141	—
	$10,133	$10,232	$7	$9,047	$9,358	$17

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Owner occupied	$5,176	$40	$4,569	$136
Non-owner occupied	1,870	27	1,900	86
	7,046	67	6,469	222
Consumer real estate
Home equity lines	300	6	300	19
Secured by 1-4 family residential
First deed of trust	1,942	20	1,940	65
Second deed of trust	882	20	690	39
	3,124	46	2,930	123
Commercial and industrial loans
(except those secured by real estate)	199	—	184	1
	10,369	113	9,583	346

With an allowance recorded
Commercial real estate
Owner occupied	—	—	281	15
	—	—	281	15
Consumer real estate
Secured by 1-4 family residential
First deed of trust	150	5	131	7
	150	5	131	7

Total
Commercial real estate
Owner occupied	5,176	40	4,850	151
Non-owner occupied	1,870	27	1,900	86
	7,046	67	6,750	237
Consumer real estate
Home equity lines	300	6	300	19
Secured by 1-4 family residential,
First deed of trust	2,092	25	2,071	72
Second deed of trust	882	20	690	39
	3,274	51	3,061	130
Commercial and industrial loans
(except those secured by real estate)	199	—	184	1
	$10,519	$118	$9,995	$368

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

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
September 30, 2021
Commercial real estate
Owner occupied	$3,287	$3,287	$—	$—
Non-owner occupied	1,843	1,551	292	—
	5,130	4,838	292	—
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,679	1,140	539	7
Second deeds of trust	511	452	59	—
	2,190	1,592	598	7
Commercial and industrial loans
(except those secured by real estate)	22	—	22	—
	$7,342	$6,430	$912	$7

Number of loans	32	25	7	2

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2020

Commercial real estate
Owner occupied	$3,396	$3,396	$—	$9
Non-owner occupied	1,991	1,688	303	—
	5,387	5,084	303	9
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,460	910	550	8
Second deeds of trust	617	556	61	—
	2,077	1,466	611	8
Commercial and industrial loans
(except those secured by real estate)	27	—	27	—
	$7,491	$6,550	$941	$17

Number of loans	34	27	7	2

The following table provides information about TDRs identified during the indicated periods (dollars in thousands).

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Commercial real estate Non-owner occupied	—	$—	$—	1	$311	$311

Secured by 1-4 family residential
First deed of trust	1	267	267	—	—	—
	1	$267	$267	1	$311	$311

There were no TDR’s identified during the three months ended September 30, 2021 and 2020.

There were no defaults on TDR’s that were modified as TDRs during the prior 12 month period ended September 30, 2021 and 2020.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as amended by the Consolidated Appropriations Act 2021 (“CAA”), permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make prudent loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. As of September 30, 2021, all previously modified loans had returned to contractual payment terms. As of December 31, 2020, the Company had approximately $38.0 million in loans still under their modified terms. The Company’s modification program primarily included payment deferrals and interest only modifications.

Activity in the allowance for loan losses is as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2021
Construction and land development
Residential	$66	$10	$—	$—	$76
Commercial	203	28	—	—	231
	269	38	—	—	307
Commercial real estate
Owner occupied	802	58	—	—	860
Non-owner occupied	1,059	30	—	—	1,089
Multifamily	35	1	—	—	36
Farmland	2	—	—	—	2
	1,898	89	—	—	1,987
Consumer real estate
Home equity lines	11	—	—	—	11
Secured by 1-4 family residential
First deed of trust	113	(3)	—	1	111
Second deed of trust	72	(3)	—	21	90
	196	(6)	—	22	212
Commercial and industrial loans
(except those secured by real estate)	422	55	—	3	480
Student loans	80	1	(11)	—	70
Consumer and other	36	(4)	—	—	32
Unallocated	528	(173)	—	—	355

	$3,429	$—	$(11)	$25	$3,443

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2020
Construction and land development
Residential	$213	$(23)	$—	$14	$204
Commercial	295	23	—	—	318
	508	—	—	14	522
Commercial real estate
Owner occupied	904	118	—	—	1,022
Non-owner occupied	1,202	171	—	—	1,373
Multifamily	47	1	—	—	48
Farmland	—	2	—	—	2
	2,153	292	—	—	2,445
Consumer real estate
Home equity lines	40	(30)	—	—	10
Secured by 1-4 family residential
First deed of trust	166	(7)	—	1	160
Second deed of trust	75	38	—	44	157
	281	1	—	45	327
Commercial and industrial loans
(except those secured by real estate)	317	27	—	4	348
Student loans	101	6	(10)	—	97
Consumer and other	40	10	(13)	1	38
Unallocated	359	(86)	—	—	273

	$3,759	$250	$(23)	$64	$4,050

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Nine Months Ended September 30, 2021
Construction and land development
Residential	$214	$(138)	$—	$—	$76
Commercial	285	(54)	—	—	231
	499	(192)	—	—	307
Commercial real estate
Owner occupied	1,047	(187)	—	—	860
Non-owner occupied	1,421	(346)	—	14	1,089
Multifamily	47	(11)	—	—	36
Farmland	2	—	—	—	2
	2,517	(544)	—	14	1,987
Consumer real estate
Home equity lines	24	(23)	—	10	11
Secured by 1-4 family residential
First deed of trust	166	(65)	—	10	111
Second deed of trust	79	57	(84)	38	90
	269	(31)	(84)	58	212
Commercial and industrial loans
(except those secured by real estate)	408	45	—	27	480
Student loans	87	7	(24)	—	70
Consumer and other	36	14	(18)	—	32
Unallocated	154	201	—	—	355

	$3,970	$(500)	$(126)	$99	$3,443

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Nine Months Ended September 30, 2020
Construction and land development
Residential	$48	$139	$—	$17	$204
Commercial	137	181	—	—	318
	185	320	—	17	522
Commercial real estate
Owner occupied	671	351	—	—	1,022
Non-owner occupied	831	542	—	—	1,373
Multifamily	85	(37)	—	—	48
Farmland	2	—	—	—	2
	1,589	856	—	—	2,445
Consumer real estate
Home equity lines	271	(261)	—	—	10
Secured by 1-4 family residential
First deed of trust	343	(188)	—	5	160
Second deed of trust	64	42	—	51	157
	678	(407)	—	56	327
Commercial and industrial loans
(except those secured by real estate)	572	(114)	(135)	25	348
Student loans	108	25	(36)	—	97
Consumer and other	30	21	(17)	4	38
Unallocated	24	249	—	—	273

	$3,186	$950	$(188)	$102	$4,050

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2020
Construction and land development
Residential	$48	$141	$—	$25	$214
Commercial	137	148	—	—	285
	185	289	—	25	499
Commercial real estate
Owner occupied	671	376	—	—	1,047
Non-owner occupied	831	590	—	—	1,421
Multifamily	85	(38)	—	—	47
Farmland	2	—	—	—	2
	1,589	928	—	—	2,517
Consumer real estate
Home equity lines	271	(247)	—	—	24
Secured by 1-4 family residential
First deed of trust	343	(190)	—	13	166
Second deed of trust	64	45	(85)	55	79
	678	(392)	(85)	68	269
Commercial and industrial loans
(except those secured by real estate)	572	(58)	(135)	29	408
Student loans	108	27	(48)	—	87
Consumer and other	30	26	(24)	4	36
Unallocated	24	130	—	—	154

	$3,186	$950	$(292)	$126	$3,970

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

The Company recorded a recovery of provision expense of $500,000 for the nine month period ended September 30, 2021 compared to a provision expense of $950,000 for the nine month period ended September 30, 2020. The recovery of provision for the nine month period ended September 30, 2021 resulted from a reduction in qualitative factors which was driven by improving economic factors, improved credit metrics, and reductions in loan deferrals. The provision expense for the nine month period ended September 30, 2020 was the result of an increase in the qualitative factors driven by economic uncertainty surrounding the COVID-19 pandemic. While the Delta variant of the COVID-19 virus remains a risk to credit quality, we believe our current level of allowance for loan losses is sufficient.

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in calculation of the allowance. The allowance for loan losses included an unallocated portion of approximately $355,000, $154,000, and $273,000 at September 30, 2021, December 31, 2020, and September 30, 2020, respectively.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Nine Months Ended September 30, 2021
Construction and land development
Residential	$76	$—	$76	$8,981	$—	$8,981
Commercial	231	—	231	41,810	—	41,810
	307	—	307	50,791	—	50,791
Commercial real estate
Owner occupied	860	—	860	106,499	5,106	101,393
Non-owner occupied	1,089	—	1,089	130,867	1,843	129,024
Multifamily	36	—	36	12,027	—	12,027
Farmland	2	—	2	1,099	—	1,099
	1,987	—	1,987	250,492	6,949	243,543
Consumer real estate
Home equity lines	11	—	11	17,194	300	16,894
Secured by 1-4 family residential
First deed of trust	111	7	104	55,918	1,998	53,920
Second deed of trust	90	—	90	14,172	692	13,480
	212	7	205	87,284	2,990	84,294
Commercial and industrial loans
(except those secured by real estate)	480	—	480	115,129	194	114,935
Student loans	70	—	70	27,624	—	27,624
Consumer and other	387	—	387	2,986	—	2,986

	$3,443	$7	$3,436	$534,306	$10,133	$524,173

Year Ended December 31, 2020
Construction and land development
Residential	$214	$—	$214	$8,103	$—	$8,103
Commercial	285	—	285	21,466	—	21,466
	499	—	499	29,569	—	29,569
Commercial real estate
Owner occupied	1,047	9	1,038	99,784	3,905	95,879
Non-owner occupied	1,421	—	1,421	121,184	1,991	119,193
Multifamily	47	—	47	9,889	—	9,889
Farmland	2	—	2	367	—	367
	2,517	9	2,508	231,224	5,896	225,328
Consumer real estate
Home equity lines	24	—	24	18,394	300	18,094
Secured by 1-4 family residential
First deed of trust	166	8	158	57,089	2,011	55,078
Second deed of trust	79	—	79	11,097	699	10,398
	269	8	261	86,580	3,010	83,570
Commercial and industrial loans
(except those secured by real estate)	408	—	408	181,088	141	180,947
Student loans	87	—	87	29,657	—	29,657
Consumer and other	190	—	190	2,885	—	2,885

	$3,970	$17	$3,953	$561,003	$9,047	$551,956

Note 6 – Deposits

Deposits as of September 30, 2021 and December 31, 2020 were as follows (dollars in thousands):

	September 30, 2021		December 31, 2020
	Amount	%	Amount	%

Demand accounts	$270,397	41.9%	$222,305	37.8%
Interest checking accounts	76,693	11.9%	70,342	11.9%
Money market accounts	183,096	28.3%	152,726	26.0%
Savings accounts	46,750	7.2%	38,083	6.5%
Time deposits of $250,000 and over	8,189	1.3%	16,014	2.7%
Other time deposits	60,927	9.4%	88,912	15.1%

Total	$646,052	100.0%	$588,382	100.0%

Note 7 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $353,000 in FHLB stock at September 30, 2021 and $484,000 at December 31, 2020, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of commercial, 1-4 family residential loans. The Company had no outstanding FHLB advances at September 30, 2021 or December 31, 2020.

Through the Federal Reserve Bank of Richmond, the Company could borrow funds through the Paycheck Protection Program Liquidity Fund (“PPPLF”), which were secured by the Company’s PPP loans. The PPPLF ceased extending credit on July 30, 2021. The Company did not have outstanding advances under the PPPLF at September 30, 2021 and had $41.5 million in outstanding advances under the PPPLF at December 31, 2020. The Company’s available borrowing capacity under the PPPLF was $95.2 million as of December 31, 2020.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no borrowings against the lines at September 30, 2021 or December 31, 2020.

The Company’s unused lines of credit for future borrowings total approximately $73.1 million at September 30, 2021, which consists of $30.3 million available from the FHLB, $10 million on revolving bank line of credit, $7.8 million under secured federal funds agreements with third party financial institutions, and $25 million in repurchase lines of credit with third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank of Richmond or the FHLB above the current lendable collateral value.

Note 8 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a floating rate of interest indexed to the London InterBank Offered Rate (“LIBOR”) (three-month LIBOR plus 2.15)% which adjusts, and is payable, quarterly. The interest rate at September 30, 2021 was 2.27%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at September 30, 2021 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4)% which adjusts, and is also payable, quarterly. The interest rate at September 30, 2021 was 1.52%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at September 30, 2021 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 9 – Subordinated Debt

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrue interest at a fixed rate of 6.50% for the first five years until March 31, 2023; thereafter, the subordinated notes will accrue interest at an annual floating rate equal to three-month LIBOR plus a spread of 3.73% until maturity or early redemption. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. The carrying value of the notes totaled $5,652,000 and $5,628,000 at September 30, 2021 and December 31, 2020, respectively.

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

The following table summarizes options outstanding under the Company's stock incentive plans at the indicated dates:

	Nine Months Ended September 30,
	2021				2020
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value		Price	Per Share	Value

Options outstanding, beginning of period	734	$25.63	$9.76		734	$25.63	$9.76
Granted	—	—	—		—	—	—
Forfeited	—	—	—		—	—	—
Exercised	—	—	—		—	—	—
Options outstanding, end of period	734	$25.63	$9.76	$—	734	$25.63	$9.76	$—
Options exercisable, end of period	734				734

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

The total number of shares underlying non-vested restricted stock was 17,077 and 24,736 at September 30, 2021 and 2020, respectively.  The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to non-vested share-based compensation arrangements granted under the stock incentive plan as of September 30, 2021 and 2020 was $437,600 and $271,600, respectively. The time-based unrecognized compensation of $297,500 is expected to be recognized over a weighted average period of 1.60 years. For the period ended September 30, 2021, there were no forfeitures, and for the period ended September 30, 2020, there 1,094 forfeitures of restricted stock and restricted stock units.

A summary of changes in the Company’s non-vested restricted stock and restricted stock unit awards for the nine months ended September 30, 2021 follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair-Value	Value

December 31, 2020	25,247	$30.88	$1,305,270
Granted	—	—	—
Vested	(8,771)	31.23	(453,461)
Forfeited	—	—	—
Other	601	31.86	31,072

September 30, 2021	17,077	$30.73	$882,881

Stock-based compensation expense was approximately $35,000 and $218,000 for the three and nine months ended September 30, 2021, respectively compared to $28,000 and $157,000 for the three and nine months ended September 30, 2020, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (dollars in thousands):

	Fair Value Measurement
	at September 30, 2021 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$41,830	$40,157	$1,673	$—
Mortgage-backed securities	35,816	—	35,816	—
Municipals	2,182	—	2,182	—
Subordinated debt	8,721	250	7,921	550
Loans held for sale	13,275	—	13,275	—
IRLC	513	—	513	—

Financial Liabilities - Recurring
Forward sales commitment	842	—	842	—

	Fair Value Measurement
	at December 31, 2020 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$8,142	$—	$8,142	$—
Mortgage-backed securities	24,006	—	24,006	—
Subordinated debt	8,696	—	8,446	250
Loans held for sale	34,421	—	34,421	—
IRLC	1,552	—	1,552	—

Financial Liabilities - Recurring
Forward sales commitment	3,105	—	3,105	—

Financial Assets - Non-Recurring
Other real estate owned	336	—	—	336

The following table presents qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at fair value at December 31, 2020, there were no outstanding level 3 instruments at September 30, 2021 (dollars in thousands):

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

		September 30,		December 31,
		2021		2020
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value

	(In thousands)
Financial assets
Cash	Level 1	$14,362	$14,362	$12,709	$12,709
Cash equivalents	Level 2	49,918	49,918	30,742	30,742
Investment securities available for sale	Level 1	40,407	40,157	1,193	1,193
Investment securities available for sale	Level 2	47,592	48,142	39,401	39,401
Investment securities available for sale	Level 3	550	250	250	250
Federal Home Loan Bank stock	Level 2	353	353	484	484
Loans held for sale	Level 2	13,275	13,275	34,421	34,421
Loans	Level 3	534,306	535,555	561,003	562,362
Other real estate owned	Level 3	—	—	336	336
Bank owned life insurance	Level 3	12,416	12,416	7,806	7,806
Accrued interest receivable	Level 2	3,569	3,569	4,943	4,943
Interest rate lock commitments	Level 2	513	513	1,552	1,552

Financial liabilities
Deposits	Level 2	646,052	645,989	588,382	589,017
Trust preferred securities	Level 2	8,764	9,601	8,764	9,697
Other borrowings	Level 2	5,652	5,652	47,157	47,157
Accrued interest payable	Level 2	71	71	194	194
Forward sales commitment	Level 2	842	842	3,105	3,105

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

The following table presents segment information as of and for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended September 30, 2021

Revenues
Interest income	$6,818	$104	$(1)	$6,921
Gain on sale of loans	—	2,704	—	2,704
Other revenues	733	228	(70)	891
Total revenues	7,551	3,036	(71)	10,516

Expenses
Interest expense	493	—	(1)	492
Salaries and benefits	2,632	975	—	3,607
Commissions	—	736	—	736
Other expenses	1,738	362	(70)	2,030
Total operating expenses	4,863	2,073	(71)	6,865

Income before income taxes	2,688	963	—	3,651
Income tax expense	550	202	—	752
Net income	$2,138	$761	$—	$2,899

Total assets	$733,611	$19,417	$(22,967)	$730,061

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended September 30, 2020

Revenues
Interest income	$6,430	$156	$(46)	$6,540
Gain on sale of loans	—	3,585	—	3,585
Other revenues	666	346	(62)	950
Total revenues	7,096	4,087	(108)	11,075

Expenses
Provision for loan losses	250	—	—	250
Interest expense	1,069	46	(46)	1,069
Salaries and benefits	2,526	1,118	—	3,644
Commissions	—	1,054	—	1,054
Other expenses	1,873	300	(62)	2,111
Total operating expenses	5,718	2,518	(108)	8,128

Income before income taxes	1,378	1,569	—	2,947
Income tax expense	349	329	—	678
Net income	$1,029	$1,240	$—	$2,269

Total assets	$728,707	$13,789	$(15,132)	$727,364

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Nine Months Ended September 30, 2021

Revenues
Interest income	$20,606	$341	$(24)	$20,923
Gain on sale of loans	—	9,608	—	9,608
Other revenues	2,190	694	(205)	2,679
Total revenues	22,796	10,643	(229)	33,210

Expenses
Provision for (recovery of) loan losses	(500)	—	—	(500)
Interest expense	1,728	24	(24)	1,728
Salaries and benefits	7,274	3,267	—	10,541
Commissions	—	2,405	—	2,405
Other expenses	5,372	989	(205)	6,156
Total operating expenses	13,874	6,685	(229)	20,330

Income before income taxes	8,922	3,958	—	12,880
Income tax expense	1,959	831	—	2,790
Net income	$6,963	$3,127	$—	$10,090

Total assets	$733,611	$19,417	$(22,967)	$730,061

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Nine Months Ended September 30, 2020

Revenues
Interest income	$18,107	$401	$(91)	$18,417
Gain on sale of loans	—	8,014	—	8,014
Other revenues	1,970	820	(179)	2,611
Total revenues	20,077	9,235	(270)	29,042

Expenses
Provision for loan losses	950	—	—	950
Interest expense	3,575	91	(91)	3,575
Salaries and benefits	6,362	2,916	—	9,278
Commissions	—	2,269	—	2,269
Other expenses	5,187	878	(179)	5,886
Total operating expenses	16,074	6,154	(270)	21,958

Income before income taxes	4,003	3,081	—	7,084
Income tax expense	935	647	—	1,582
Net income	$3,068	$2,434	$—	$5,502

Total assets	$728,707	$13,789	$(15,132)	$727,364

Note 13 – Shareholders’ Equity and Regulatory Matters

Accumulated Other Comprehensive Income

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss) , net of deferred taxes of $38,000 and $114,000 as of September 30, 2021 and December 31, 2020, respectively (in thousands):

	September 30,	December 31,
	2021	2020

Net unrealized gains (losses) on securities	$(114)	$466
Net unrecognized losses on defined benefit plan	(30)	(36)
Total accumulated other comprehensive income (loss)	$(144)	$430

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

The Basel III Capital Rules require banks to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7)%; (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5)%; (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5)%; and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).  The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.  As of September 30, 2021, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950.  To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%.  As of September 30, 2021, the Bank exceeded the minimum ratios to be classified as well capitalized.

On September 17, 2019, the federal bank regulators issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion of assets, like the Company and the Bank, to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which  became effective January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. In April 2020, as required by the CARES Act, which was passed in response to the COVID-19 pandemic, federal bank regulators issued two interim final rules related to the CBLR framework. One interim final rule provides that, as of the second quarter of 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. The Bank elected not to opt into the CBLR framework as of September 30, 2021 and December 31, 2020.

The capital amounts and ratios at September 30, 2021 and December 31, 2020 for the Bank are presented in the table below (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2021
Total capital (to risk- weighted assets) Village Bank	$75,416	14.63%	$41,250	8.00%	$51,563	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	71,973	13.96%	30,938	6.00%	41,250	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	71,973	9.96%	28,914	4.00%	36,142	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	71,973	13.96%	23,203	4.50%	33,516	6.50%

December 31, 2020
Total capital (to risk- weighted assets) Village Bank	$65,723	14.20%	$37,015	8.00%	$46,269	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	61,753	13.35%	27,761	6.00%	37,015	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	61,753	9.28%	26,607	4.00%	33,259	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	61,753	13.35%	20,821	4.50%	30,075	6.50%

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

At September 30, 2021 and December 31, 2020, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	September 30,	December 31,
	2021	2020

Undisbursed credit lines	$101,428	$107,130
Commitments to extend or originate credit	22,737	38,910
Standby letters of credit	4,877	4,934

Total commitments to extend credit	$129,042	$150,974

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

Note 15 – Mortgage Banking and Derivatives

Loans held for sale. The Company, through the Bank’s mortgage banking subsidiary, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. The Company’s portfolio of loans held for sale (“LHFS”) is accounted for in accordance with ASC 820 - Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business and totaled  $13.3 million as of September 30, 2021, of which $13.0 million is related to unpaid principal, and totaled $34.4 million as of December 31, 2020, of which $32.9 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments. The Company, through the Bank’s mortgage banking subsidiary, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation.  The Company determines the fair value of IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at September 30, 2021, and totaled $513,000 with a notional amount of $22,737,000 million and total positions of 85 and was reported in “Other Assets” at December 31, 2020, and totaled $1.6 million, with a notional amount of $38.9 million and total positions of 150. Changes in fair value are recorded as a component of mortgage banking income, net in the Consolidated Income Statement for the period ended September 30, 2021. The Company’s IRLCs are classified as Level 2. At September 30, 2021 and December 31, 2020, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b).  The fair value of forward sales commitments is reported in “Other Liabilities” in the Consolidated Balance Sheet at September 30, 2021, and totaled $842,000, with a notional amount of $35.7 million and total positions of 134, and was reported in “Other Liabilities” at December 31, 2020, and totaled $3.1 million, with a notional amount of $71.7 million and total positions of 289.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope.”  This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company has a team to assess ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

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

In December 2020, the CAA was passed.  Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the CARES Act, including the PPP loan program and treatment of certain loan modifications related to the COVID-19 pandemic. As of September 30, 2021, the Company had no loans modified under the CAA. The Company’s modification program primarily included payment deferrals and interest only modifications. For more financial data and other information about loan deferrals refer to Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. For both public and private companies, the ASU is effective for fiscal years beginning after December 15, 2021. Transition is prospective. Early adoption is permitted. The Company does not expect the adoption of ASU 2021-04 to have a material impact on its consolidated financial statements.

In August 2021, the FASB issued ASU 2021-06, “'Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants”. The ASU is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2021-06 to have a material impact on its consolidated financial statements.

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

Continued Response to COVID-19

We continue to see signs of recovery in both the economy and our customers. All loans that were modified pursuant to the CARES Act as of June 30, 2021 returned to contractual payment terms, and as of September 30, 2021 there were no such modified loans. With the continued uncertainty around the Delta variant of COVID-19, we continue to take the necessary measures to protect the health and wellbeing of our employees and customers. We remain well positioned to weather the economic uncertainty created by the COVID-19 pandemic.

Small Business Administration Paycheck Protection Program

Through PPP rounds one and two, our team provided essential funds to over 2,300 businesses and nonprofits and protected more than 28,600 jobs in our community. PPP Loans were $56,809,000 and $136,674,000 as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, approximately $182,144,000 in PPP round one loans and $24,119,000 in PPP round two loans had received SBA approval for forgiveness. PPP loans decreased by $40,808,000, or 41.80%, from the period ended June 30, 2021, and decreased by $79,865,000, or 58.43%, from the period ended December 31, 2020. Our expectations are that the majority of the remaining PPP loans will receive forgiveness by the end of 2021.

Capital Risk Management

The Bank maintains a strong, well-capitalized position with a common equity Tier 1 capital ratio of 13.96%, a Tier 1 risk-based capital ratio of 13.96%, a total risk-based capital ratio of 14.63% and a leverage ratio of 9.96% as of September 30, 2021. The most significant risk to capital as a result of the COVID-19 pandemic is the risk of default within our loan portfolio and the potential loan losses as a result of those defaults. The Company has taken several steps to mitigate this risk to our capital by building a diversified loan portfolio over the years to be capable of sustaining through a crisis, working with our customers during this time to defer loan payments, as permitted under the CARES Act, to allow time for economic stabilization and participating in the SBA PPP round one and round two loan programs to help provide much needed funds to our borrowers and the community. As of September 30, 2021, the Company has provided essential funds to its community through rounds one and two of the SBA PPP loan program, credit metrics have improved and all loans that were on deferral have returned to contractual payment terms as a result of improving local and national economic factors. While the Delta variant of COVID-19 virus remains a risk to capital, the Company believes the actions we are taking will protect our capital levels.

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at September 30, 2021 and December 31, 2020 and the results of operations for the Company for the three and nine months ended September 30, 2021 and 2020. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended September 30, 2021, the Company had net income of $2,899,000, or $1.97 per fully diluted share, compared to net income of $2,269,000, or $1.55 per fully diluted share, for the same period in 2020. For the nine months ended September 30, 2021, the Company had net income of $10,090,000, or $6.88 per fully diluted share, compared to net income of $5,502,000, or $3.78 per fully diluted share, for the same period in 2020.

Net interest income

Net interest income, which represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, is the Company’s primary source of earnings. Net interest income can be affected by changes in market interest rates as well as the level and composition of assets, liabilities and shareholders’ equity. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (“net interest margin” or “NIM”) is calculated by dividing tax equivalent net interest income by average interest-earning assets. Generally, the net interest margin will exceed the net interest spread because a portion of interest earning assets are funded by various noninterest-bearing sources, principally noninterest-bearing deposits and shareholders’ equity.

	For the Three Months Ended September 30,
	2021	2020	Change

	(dollars in thousands)
Average interest-earning assets	$681,164	$677,338	$3,826
Interest income	$6,921	$6,540	$381
Yield on interest-earning assets	4.03%	3.84%	0.19%
Average interest-bearing liabilities	$396,194	$451,090	$(54,896)
Interest expense	$492	$1,069	$(577)
Cost of interest-bearing liabilities	0.49%	0.94%	(0.45)%
Net interest income	$6,429	$5,471	$958
Net interest margin	3.74%	3.21%	0.53%

The following are variances of note for the three months ended September 30, 2021 compared to the three months ended September 30, 2020:

●NIM expanded by 53 basis points to 3.74% for the three months ended September 30, 2021 compared to 3.21% for the three months ended September 30, 2020. The expansion was driven by the following:
o	The yield on average earning assets expanded by 19 basis points, 4.03% for the three months ended September 30, 2021 vs. 3.84% for the three months ended September 30, 2020, primarily because of the recognition of net deferred income associated with the origination and forgiveness of PPP loans.

o	During the three months ended September 30, 2021, the Commercial Banking Segment recognized $1,210,000 in SBA fee income, net of deferred costs, through interest income as a result of normal amortization and the receipt of funds from PPP loans forgiven by the SBA. In addition, the Commercial Banking Segment recognized $192,000 in interest income associated with these loans during the three months ended September 30, 2021. PPP income of $1,402,000, during the three months ended September 30, 2021, had a 44 basis points impact on the yield of average earnings assets.

o	Adjusting solely for the impact of PPP income recognized during the three months ended September 30, 2021, our NIM would have been 3.30%; however, as PPP loans have been forgiven, the funds from that forgiveness have driven the increase in our federal funds position, which averaged $70,620,000 during the three months ended September 30, 2021, compared to $16,661,000 during the three months ended September 30, 2020. During the three months ended September 30, 2021, management put approximately $45,250,000 of the excess liquidity to work in the investment portfolio through a mix of U.S. Government agency obligations, taxable municipals and subordinated debt. The increased levels in liquidity will continue to have a negative impact on our net interest margin; however, we believe that through our disciplined approach in the investment portfolio, to deposit pricing, and through core loan growth we will be able to manage the impact and keep our balance sheet well positioned for the short and long-term.

o	The cost of interest bearing liabilities dropped by 45 basis points to 0.49% for the three months ended September 30, 2021 compared to 0.94% for the three months ended September 30, 2020, as a result of the Commercial Banking Segment’s continued efforts to build low cost relationship deposits and its disciplined approach to deposit pricing. We have been able to decrease the cost of money market deposit accounts by 33 basis points, 0.23% for the three months ended September 30, 2021 vs. 0.56% for the three months ended September 30, 2020, and time deposit accounts by 52 basis points, 1.01% for the three months ended September 30, 2021 vs. 1.53% for the three months ended September 30, 2020.

	For the Nine Months Ended September 30,
	2021	2020	Change

	(dollars in thousands)
Average interest-earning assets	$669,583	$612,705	$56,878
Interest income	$20,923	$18,417	$2,506
Yield on interest-earning assets	4.18%	4.02%	0.16%
Average interest-bearing liabilities	$400,963	$415,689	$(14,726)
Interest expense	$1,728	$3,575	$(1,847)
Cost of interest-bearing liabilities	0.58%	1.15%	(0.57)%
Net interest income	$19,195	$14,842	$4,353
Net interest margin	3.83%	3.24%	0.59%

The following are variances of note for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:

●	NIM expanded by 59 basis points to 3.83% for the nine months ended September 30, 2021 compared to 3.24% for the nine months ended September 30, 2020. The expansion was driven by the following:
o	The yield on average earning assets expanded by 16 basis points, 4.18% for the nine months ended September 30, 2021 vs. 4.02% for the nine months ended September 30, 2020, primarily because of the impact of the recognition of net deferred income associated with the origination and forgiveness of PPP loans.

o	During the nine months ended September 30, 2021, the Commercial Banking Segment recognized $4,034,000 in PPP fee income, net of deferred costs, through interest income, as a result of normal amortization and the receipt of funds from loans forgiven by the SBA. In addition, the Commercial Banking Segment recognized $930,000 in interest income associated with these loans during the nine months ended September 30 2021. PPP income of $4,964,000, during the nine months ended September 30, 2021, had a 38 basis points impact on the yield of average earnings assets.

o	The cost of interest bearing liabilities dropped by 57 basis points to 0.58% for the nine months ended September 30, 2021 compared to 1.15% for the nine months ended September 30, 2020, as a result of the Commercial Banking Segment’s continued efforts to build low cost relationship deposits and its disciplined approach to deposit pricing. We were able to decrease the cost of money market deposit accounts by 43 basis points, 0.28% for the nine months ended September 30, 2021 vs. 0.71% for the nine months ended September 30, 2020, and time deposits accounts by 54 basis points, 1.15% for the nine months ended September 30, 2021 vs. 1.69% for the nine months ended September 30, 2020. We believe that there continues to be opportunities through our funding mix and pricing strategies to lower our cost of funds further.

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

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
		Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans net of deferred fees	$539,945	$6,551	4.81%	$600,261	$6,151	4.08%
Loans held for sale	13,668	104	3.02%	21,540	156	2.88%
Investment securities	56,931	244	1.70%	38,876	230	2.35%
Federal funds and other	70,620	22	0.12%	16,661	3	0.07%
Total interest earning assets	681,164	6,921	4.03%	677,338	6,540	3.84%
Allowance for loan losses	(3,444)			(3,779)
Cash and due from banks	12,592			9,484
Premises and equipment, net	12,027			11,793
Other assets	22,765			21,016
Total assets	$725,104			$715,852

Interest bearing deposits
Interest checking	80,049	26	0.13%	59,123	26	0.17%
Money market	180,261	103	0.23%	144,890	205	0.56%
Savings	41,245	16	0.15%	30,255	13	0.17%
Certificates	80,229	204	1.01%	126,237	484	1.53%
Total deposits	381,784	349	0.36%	360,505	728	0.80%
Borrowings	14,410	143	3.94	90,585	341	1.50
Total interest bearing liabilities	396,194	492	0.49%	451,090	1,069	0.94%
Noninterest bearing deposits	261,714			211,257
Other liabilities	6,035			5,331
Total liabilities	663,943			667,678
Equity capital	61,161			48,174
Total liabilities and capital	$725,104			$715,852

Net interest income before provision for loan losses		$6,429			$5,471
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.54%			2.90%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.74%			3.21%

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
		Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans net of deferred	$564,261	$19,807	4.69%	$531,792	$17,221	4.33%
Loans held for sale	16,162	341	2.82%	16,160	401	3.31%
Investment securities	48,219	743	2.06%	40,759	740	2.43%
Federal funds and other	40,941	32	0.10%	23,994	55	0.31%
Total interest earning assets	669,583	20,923	4.18%	612,705	18,417	4.02%
Allowance for loan losses	(3,803)			(3,474)
Cash and due from banks	12,826			9,708
Premises and equipment, net	11,980			(639)
Other assets	23,008			34,389
Total assets	$713,594			$652,689

Interest bearing deposits
Interest checking	75,823	76	0.13%	54,373	72	0.18%
Money market	171,093	359	0.28%	125,687	664	0.71%
Savings	39,827	47	0.16%	27,002	34	0.17%
Certificates	92,328	793	1.15%	136,762	1,732	1.69%
Total deposits	379,071	1,275	0.45%	343,824	2,502	0.97%
Borrowings	21,892	453	2.77	71,865	1,073	1.99%
Total interest bearing liabilities	400,963	1,728	0.58%	415,689	3,575	1.15%
Noninterest bearing deposits	247,523			185,223
Other liabilities	7,252			5,528
Total liabilities	655,738			606,440
Equity capital	57,856			46,249
Total liabilities and capital	$713,594			$652,689

Net interest income before provision for loan losses		$19,195			$14,842
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.60%			2.87%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.83%			3.24%

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

The Company did not record  provision expense for the three months ended September 30, 2021 and recorded a recovery of the provision expense of $500,000 for the nine months ended September 30, 2021 compared to a provision expense of $250,000 and $950,000 for the three and nine months ended September 30, 2020, respectively.

The recovery of provision for the nine months ended September 30, 2021 resulted from a reduction in the qualitative factors driven by improving economic factors, improved credit metrics, and reductions in loan deferrals. While the Delta variant of the COVID-19 virus remains a risk to credit quality, we believe our current level of allowance for loan losses is sufficient.

The provision expense for the three and nine months ended September 30, 2020 was a result of growth in the loan portfolio, an increase in the historical loan loss experience and an increase in the qualitative factors due to the anticipated economic impact of COVID-19.

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

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, mortgage banking income, net, and gains and losses on securities available for sale. The most significant noninterest income item has been mortgage banking income, net, representing 76% and 82% for the three month periods ended September 30, 2021 and 2020, respectively, and 79% and 78% for the nine month periods ended September 30, 2021 and 2020, respectively.

	For the Three Months Ended
	September 30,		Change
	2021	2020	$	%

	(dollars in thousands)
Service charges and fees	$580	$535	$45	8.4%
Mortgage banking income, net	2,171	2,859	(688)	(24.1)
Gain on sale of asset held for sale	—	1	(1)	(100.0)
Other	108	86	22	25.6
Total noninterest income	$2,859	$3,481	$(622)	(17.9)%

The decrease in noninterest income of $622,000 for the three months ended September 30, 2021, was the result of the following:

●The $45,000 increase in service charges and fees was driven primarily by an increase in interchange fee income as macroeconomic conditions continued to improve and consumer spending picked up during the three months ended September 30, 2021.
●The $688,000 decrease in mortgage banking income, net is a result of decreased loan originations and sales compared to the prior year due to mortgage rates experiencing a slight rise during the first half of 2021 and remaining elevated through the period ended September 30, 2021, which softened the refinance market.  The Mortgage Banking Segment continues to maintain a strong pipeline of purchase money loans going into the fourth quarter of 2021.  The biggest risk to mortgage earnings is the historically low inventory of homes for sale.

	For the Nine Months Ended
	September 30,		Change
	2021	2020	$	%

	(dollars in thousands)
Service charges and fees	$1,711	$1,502	$209	13.9
Mortgage banking income, net	7,827	6,517	1,310	20.1%
Gain on sale of asset held for sale	—	1	(1)	100.0%
Gain on sale of investment securities	—	12	(12)	(100.0)
Gain on sale of SBA loans	—	86	(86)	(100.0)
Other	344	238	106	44.5
Total noninterest income	$9,882	$8,356	$1,526	18.3%

The increase in noninterest income of $1,526,000 for the nine months ended September 30, 2021, was the result of the following:

●	The $209,000 increase in service charges and fees was driven primarily by an increase in interchange fee income as macroeconomic conditions continued to improve and consumer spending picked up during the nine months ended September 30, 2021.
●	The $1,310,000 increase in mortgage banking income, net is a result of higher proceeds from mortgage sales of $271,454,000 for the nine months ended September 30, 2021, up 9.81% from $247,205,000 for the nine months ended September 30, 2020.

Mortgage rates experienced a slight rise during the nine months ended September 30, 2021, which has softened the refinance market; however, the bigger risk to mortgage earnings continues to be the historically low inventory of homes for sale.

Noninterest expense

	For the Three Months Ended
	September 30,		Change
	2021	2020	$	%

	(dollars in thousands)
Salaries and benefits	$3,607	$3,644	$(37)	(1.0)%
Occupancy	315	326	(11)	(3.4)%
Equipment	267	225	42	18.7%
Supplies	49	50	(1)	(2.0)%
Professional and outside services	730	835	(105)	(12.6)%
Advertising and marketing	99	90	9	10.0%
Foreclosed assets, net	—	4	(4)	(100.0)%
FDIC insurance premium	38	47	(9)	(19.1)%
Other operating expense	532	534	(2)	(0.4)%
Total noninterest expense	$5,637	$5,755	$(118)	(2.1)%

The decrease in noninterest expense of $118,000 for the three months ended September 30, 2021, was the result of the following:

●Professional and outside services expenses decreased by $105,000 due to lower expenses associated with data processing.
●The increase in equipment expense of $42,000 is primarily due to the increased investments in technology and in software to support the PPP loan forgiveness process.

	For the Nine Months Ended
	September 30,		Change
	2021	2020	$	%

	(dollars in thousands)
Salaries and benefits	$10,541	$9,278	$1,263	13.6%
Occupancy	948	965	(17)	(1.8)%
Equipment	788	640	148	23.1%
Supplies	138	141	(3)	(2.1)%
Professional and outside services	2,085	2,276	(191)	(8.4)%
Advertising and marketing	347	261	86	33.0%
Foreclosed assets, net	(8)	(152)	144	(94.7)%
FDIC insurance premium	142	167	(25)	(15.0)%
Other operating expense	1,716	1,588	128	8.1%
Total noninterest expense	$16,697	$15,164	$1,533	10.1%

The increase in noninterest expense of $1,533,000 for the nine months ended September 30, 2021, was the result of the following:

●	The $1,263,000 increase in salaries and benefits expense was driven primarily by the following:
o	The deferral of $1,078,000 in salary and benefits costs during the nine months ended September 30, 2020 compared to the deferral of $580,300 during the nine months ended September 30, 2021 associated with the volume related to the origination of PPP loans during those periods.
o	Increased salaries and benefits expenses related to mortgage production.
●	Equipment expense increased by $148,000 primarily due to increased investments in technology and in software to support the PPP loan forgiveness process.
●	Professional and outside services expenses decreased by $191,000 due to lower expenses associated with data processing.
●	Advertising and marketing expense increased by $86,000 as a result of increased marketing efforts during the nine months ended September 30, 2021, compared to a reduction in marketing efforts during the nine months ended September 30, 2020 due to the COVID-19 pandemic.

●	The increase in foreclosed assets, net expenses was the result of the recognition of a higher gain on sales related to the sale of two foreclosed properties during the nine months ended September 30, 2020.
●	Other operating expense increased by $128,000 primarily due to the accrual of $126,300 for an expected loss on the prior sale of an SBA loan that defaulted during the nine months ended September 30, 2021.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent difference and available tax credits. Income tax expense for the three and nine months ended September 30, 2021 was $752,000 and $2,790,000, respectively, resulting in an effective tax rate of 20.6% and 21.7%, respectively, compared to $678,000 and $1,582,000, or 23.0% and 22.3%, respectively, for the same periods in 2020. The decrease in the effective tax rate was primarily related to an increase in the tax credit received related to state taxes attributed to the Company and the Mortgage Banking Segment.  The Bank is not subject Virginia income taxes, and instead is subject to a franchise tax based on bank capital.

Balance Sheet Analysis

Investment securities

At September 30, 2021 and December 31, 2020, all of our investment securities were classified as available for sale.

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

Approximately 72.7% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. Approximately 5.2% of the loan portfolio consists of rehabilitated student loans purchased by the Bank from 2014 to 2017 (see discussion following).  The Company’s commercial and industrial loan portfolio represents approximately 21.6% of all loans.  Loans in this category are typically made to individuals and small and medium-sized businesses, and range between $250,000 and $2.5 million; however, the increase in the portfolio was the result of the Company originating $185,137,000 in first round of PPP loans and $77,539,000 in second round PPP loans through September 30, 2021, which are 100% guaranteed by the SBA.  Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property.  The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.  The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

Loans classified by type as of September 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
Construction and land development
Residential	$8,981	1.68%	$8,103	1.44%
Commercial	41,810	7.82%	21,466	3.82%
	50,791	9.50%	29,569	5.26%
Commercial real estate
Owner occupied	106,499	19.93%	99,784	17.79%
Non-owner occupied	130,867	24.49%	121,184	21.60%
Multifamily	12,027	2.25%	9,889	1.75%
Farmland	1,099	0.21%	367	0.07%
	250,492	46.88%	231,224	41.21%
Consumer real estate
Home equity lines	17,194	3.22%	18,394	3.28%
Secured by 1-4 family residential,
First deed of trust	55,918	10.47%	57,089	10.18%
Second deed of trust	14,172	2.65%	11,097	1.98%
	87,284	16.34%	86,580	15.44%
Commercial and industrial loans
(except those secured by real estate)	115,129	21.55%	181,088	32.28%
Guaranteed student loans	27,624	5.17%	29,657	5.29%
Consumer and other	2,986	0.56%	2,885	0.52%

Total loans	534,306	100.0%	561,003	100.0%
Deferred fees and costs, net	(1,401)		(2,048)
Less: allowance for loan losses	(3,443)		(3,970)
	$529,462		$554,985

PPP loans included in commercial and industrial loans in the above table were $56,809,000 and $136,674,000 as of September 30, 2021 and December 31, 2020, respectively.

For more financial data and other information about loans refer to Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Allowance for loan losses

We monitor and maintain an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. The allowance for loan losses at September 30, 2021 was $3,443,000, compared to $3,970,000 at December 31, 2020.  The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale) at September 30, 2021 and December 31, 2020 was 0.64% and 0.71%, respectively. The ratio of the allowance for loan losses to gross portfolio loans (net of unearned income and excluding mortgage loans held for sale and government guaranteed loans) at September 30, 2021 and December 31, 2020 was 0.77% and 1.02%, respectively. The decrease in the allowance for loan losses for the first nine months of 2021 was the result of a recovery of provision expenses of $500,000 during that period which was driven by a reduction in the qualitative factors due to improving economic factors, improved credit metrics, and the movement of all loan deferrals back to contractual payment terms. While the Delta variant of the COVID-19 virus remains a risk to credit quality, we believe our current level of allowance for loan losses is sufficient. For more financial data and other information about loans refer to Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	September 30,	December 31,	September 30,
	2021	2020	2020
Nonaccrual loans	$1,472	$1,577	$2,226
Foreclosed properties	—	336	336
Total nonperforming assets	$1,472	$1,913	$2,562

Restructured loans (not included in nonaccrual loans above)	$6,430	$6,550	$6,584

Loans past due 90 days and still accruing (1)	$2,496	$2,193	$1,674

Nonperforming assets to loans (2)	0.28%	0.34%	0.42%

Nonperforming assets to total assets	0.20%	0.27%	0.35%

Allowance for loan losses to
Loans, net of deferred fees and costs	0.64%	0.71%	0.60%
Loans, net of deferred fees and costs (excluding guaranteed loans)	0.77%	1.02%	1.06%
Nonaccrual loans	233.90%	251.75%	181.96%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

Nonperforming assets totaled $1,472,000 at September 30, 2021, compared to $1,913,000 at December 31, 2020. Nonperforming assets at September 30, 2021 consisted of $1,472,000 in nonaccrual loans, compared to $1,577,000 at December 31, 2020.

The following table presents an analysis of the changes in nonperforming assets for the nine months ended September 30, 2021 (in thousands):

	Nonaccrual
	Loans	OREO	Total
Balance December 31, 2020	$1,577	$336	$1,913
Additions	316	—	316
Loans placed back on accrual	(7)	—	(7)
Repayments	(278)	—	(278)
Charge-offs	(136)	—	(136)
Sales	—	(336)	(336)
Balance September 30, 2021	$1,472	$—	$1,472

Nonperforming restructured loans are included in nonaccrual loans. Until a nonperforming restructured loan has performed in accordance with its restructured terms for a minimum of nine months, it will remain on nonaccrual status.

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

There were no specific allowances associated with the total nonaccrual loans of $1,472,000 and $1,577,000 at September 30, 2021 and December 31, 2020, respectively, that were considered impaired.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $82,000 and $98,000 for the nine months ended September 30, 2021 and 2020, respectively. Student loans totaling $2,496,000 and $2,193,000 at September 30, 2021 and December 31, 2020, respectively, were past due 90 days or more and interest was still being accrued as principal and interest on such loans have a 98% guarantee by the DOE. The 2% not covered by the DOE guarantee is provided for in the allowance for loan losses.

Deposits

Deposits as of September 30, 2021 and December 31, 2020 were as follows (dollars in thousands):

	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
Demand accounts	$270,397	41.9%	$222,305	37.8%
Interest checking accounts	76,693	11.9%	70,342	11.9%
Money market accounts	183,096	28.3%	152,726	26.0%
Savings accounts	46,750	7.2%	38,083	6.5%
Time deposits of $250,000 and over	8,189	1.3%	16,014	2.7%
Other time deposits	60,927	9.4%	88,912	15.1%
Total	$646,052	100.0%	$588,382	100.0%

Total deposits increased by $57,670,000, or 9.8%, from December 31, 2020. Variances of note are as follows:

●Noninterest bearing demand account balances increased $48,092,000 from December 31, 2020, and represented 41.9% of total deposits compared to 37.8% as of December 31, 2020. The increase in noninterest bearing demand accounts is a result of core relationship growth and continued success at converting non-customer PPP loan applicants into customers.
●Low cost relationship deposits (i.e. interest checking, money market, and savings) balances increased $45,388,000, or 17.4%, from December 31, 2020. The increase in these accounts continues to be a result of adding core relationships, continued growth in accounts from non-customer PPP loan applicants and the migration of customer funds from time deposits.
●Time deposits decreased by $35,810,000, or 34.1%, from December 31, 2020. The decrease in time deposits continues to be driven by the migration of customers from time deposits to lower cost deposit products and the maturity of $3,733,000 of internet listing service deposits and the maturity of $2,585,000 of brokered deposits which were not replaced. This decrease continues to allow us to lower our cost of interest bearing deposits.

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

Capital resources

Shareholders’ equity at September 30, 2021 was $61,730,000 compared to $51,996,000 at December 31, 2020. The $9,734,000 increase in shareholders’ equity during the nine months ended September 30, 2021 is primarily due to net income of $10,090,000.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2021	2020
Tier 1 capital
Total bank equity capital	$71,829	$62,183
Net unrealized gain on available-for-sale securities	114	(466)
Defined benefit postretirement plan	30	36
Disallowed deferred tax asset	—	—
Total Tier 1 capital	71,973	61,753

Tier 2 capital
Allowance for loan losses	3,443	3,970
Tier 2 capital deduction	—	—
Total Tier 2 capital	3,443	3,970

Total risk-based capital	75,416	65,723

Risk-weighted assets	$515,629	$462,690

Average assets	$722,840	$665,172

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	9.96%	9.28%
Common equity tier 1 capital ratio (CET 1)	13.96%	13.35%
Tier 1 capital to risk-weighted assets	13.96%	13.35%
Total capital to risk-weighted assets	14.63%	14.20%
Equity to total assets	9.86%	8.81%

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

At September 30, 2021, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $152,829,000, or 20.9% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were no borrowings against the lines at September 30, 2021 and December 31, 2020.

We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2021 was $30.3 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets.

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At September 30, 2021, we had commitments to originate $129,127,000 of loans.  Fixed commitments to incur capital expenditures were less than $100,000 at September 30, 2021.  Certificates of deposit scheduled to mature in the 12-month period ending September 30, 2022 totaled $44,013,000.  We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2021. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

101

The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed

Consolidated Financial Statements.

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date:	November 12, 2021	By:	/s/ James E. Hendricks, Jr.
James E. Hendricks, Jr.
President and Chief Executive Officer

Date:	November 12, 2021	By:	/s/ Donald M. Kaloski, Jr.
Donald M. Kaloski, Jr.
Executive Vice President and Chief Financial Officer