Form 10-K
period 2021-12-31
Village Bank & Trust Financial Corp.
filed 2022-03-25
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ◻ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒  No◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $29,724,000.

The number of shares of common stock outstanding as of March 1, 2022 was 1,474,323.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in conjunction with the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Bank revenues are derived from interest and fees received in connection with loans, deposits, and mortgage services. Administrative and operating expenses are the major expenses, followed by interest paid on deposits and borrowings. Revenues from the Mortgage Company consist primarily of gains from the sale of loans and loan origination fees and its major expenses consist of personnel, occupancy, data processing, and other operating expenses. In 2021, revenue (after intercompany eliminations) generated by the Bank totaled $30.0 million and the Mortgage Company generated $13.0 million in revenue.

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

Business Strategy

We are pursuing strategies that we believe will help us achieve our goal of delivering long-term total shareholder returns that rank in the top quartile of a nationwide peer group. To achieve this goal, we strive to deliver a top quartile return on equity, produce sustainable earnings growth, achieve best quartile earnings volatility in our industry and deliver best quartile asset quality in the worst part of the economic cycle. Our current business strategies include the following:

●	Build full service banking relationships with high quality local companies by being problem solvers and business builders, not just bankers. We will continue to field a team of bankers and leaders who are both great bankers and

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
●	Build long-term, mutually beneficial banking relationships with individuals and families in our market area. We will offer the basic financial products and services individuals and families in our communities need backed by exceptionally professional and caring service. We offer convenience and flexibility through in person, online, mobile and telephonic options for enrolling in new services, handling transactions and seeking service. We want to help our clients thrive on their journey through life. Through our own team members and business partners, we will help clients develop plans for handling the big moments they will encounter along the way. We will use technology to understand our clients, serve their needs and grow our business.
●	Grow the Mortgage Company’s profitability and positive contribution to our brand. We intend to add loan officers and production teams, more fully identify and serve the mortgage needs of bank clients, appropriately leverage available grant programs, offer portfolio mortgage products, and enhance our marketing efforts to grow mortgage banking revenues. We plan to continue to treat mortgage banking as a specialty line of business. We will continue to differentiate ourselves by treating the homeowners, realtors, builders and financial advisors who refer their clients to us with exceptionally professional and caring service.
●	Build and sustain the economics of our balance sheet, income statement and business model:
o	Defend and expand our Net Interest Margin by improving the mix of both assets and funding wherever possible.
o	Build and grow other non-interest income services to leverage our return on assets (“ROA”) and return on equity (“ROE”).
o	Streamline and rationalize our processes and organization to improve productivity and efficiency.
o	Include a prudent amount of debt in our holding company capital structure to leverage a strong ROA into an even stronger ROE.
●	Achieve excellence in risk management. We strive to achieve best quartile performance on credit quality metrics in the worst part of the business cycle and sustainable earnings growth over the long term. Risk taking is a fundamental part of banking. Top performing banks are very good at identifying, understanding, measuring, monitoring, managing, mitigating and getting paid for the risks the organization takes. We are committed to building and sustaining the culture, talent, tools, policies, processes and discipline needed to be a top performer in our risk management functions.
●	Be the place where exceptional people want to work. We are committed to achieving great things and need teammates who share that commitment. We will sustain our fun, fulfilling and rewarding work environment built on trust and teamwork. We know that we will achieve our goals by fielding a team of champions, not by building our business around individual stars. We are a meritocracy where every individual knows he or she can make a difference every day, where their individual contributions are valued, where we invest in our teammates, and where we hold people accountable. We will invest in technology to leverage the talents of our associates and provide the flexibility to allow them to manage their work and life priorities effectively. We will offer benefits and resources intended to help our team members be fit to thrive on their journey through life. When we make difficult business decisions, we will do so with sensitivity to and understanding of the consequences of those decisions.

●	Make a lasting difference in our communities. We will invest our work, wisdom and wealth to help our communities prepare young people for success in life, help families navigate the complex maze of modern life and support and honor the individuals who serve and protect us. We believe that we can be particularly effective in serving our many stakeholders by being a leader in education and workforce development initiatives in our community because success in these areas will help individuals and families provide for themselves and will provide businesses with the talented employees they need to grow and prosper.

We strongly believe that there is a continuing need for banks like Village with deep community roots and that a well-run community based bank can generate attractive returns for shareholders over the long term.

Market Area

The Company, the Bank, and the Mortgage Company are headquartered in Chesterfield County and primarily serve the Central Virginia region and the Richmond and Williamsburg metropolitan statistical areas. We currently conduct business from nine full-service branch banking offices, and a mortgage loan production office in Central Virginia in the counties of Chesterfield, Hanover, Henrico, Powhatan, James City, and the city of Richmond.

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

●	Commercial Business Lending. We make secured and unsecured loans to small- and medium-sized businesses for purposes such as funding working capital needs (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. We also make loans under Small Business Administration and state sponsored business loan programs. In our underwriting, we evaluate the earnings and cash flows of the business, guarantor support and both the need for and the protection offered by the collateral for the loan.
●	Commercial Real Estate Acquisition, Development, Construction and Mortgage Lending. We make loans to our clients for the purposes of acquiring, developing, constructing and owning commercial real estate. These properties may be owner-occupied or may be held for investment purposes and repaid from rental income or from the sale of the property.
●	Consumer Lending. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. We also originate fixed and variable rate mortgage loans and real estate construction and acquisition loans. Residential loans originated by our mortgage company are usually sold in the secondary mortgage market.
●	Loan Participations. We sell loan participations in the ordinary course of business when a loan originated by us exceeds our legal lending limit or we otherwise deem it prudent to share the risk with another lending institution.

Additionally, we purchase loan participations from other banks, usually without recourse against that bank. We underwrite purchased loan participations in accordance with normal underwriting practices.
●	Loan Purchases. We purchase Federal Rehabilitated Student Loan portfolios when approved by the board of directors. These loans are guaranteed by the U.S. Department of Education (“DOE”) which covers approximately 98% of the principal and interest. These loans are serviced by a third party servicer that specializes in handling these types of loans.

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

Lending Limit. As of December 31, 2021, our legal lending limit for loans to one borrower was approximately $11,632,000.

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

At June 30, 2021, the latest date such information is available from the FDIC, the Bank’s deposit market share in Chesterfield County was 4.75%, 4.98% in Hanover County, 10.20% in Powhatan County, 0.49% in the Richmond metropolitan statistical area, 1.89% in Henrico County and 0.69% in James City County.

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

The Dodd-Frank Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act significantly restructured the financial regulatory regime in the United States and has had a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act.

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”), which became effective May 24, 2018, amended the Dodd-Frank Act to provide regulatory relief for certain smaller and regional financial institutions, such as the Company and the Bank. The EGRRCPA, among other things, provides financial institutions with less than $10 billion in total consolidated assets with relief from certain capital requirements and exempts banks with less than $250 billion in total consolidated assets from the enhanced prudential standards and the company-run and supervisory stress tests required under the Dodd-Frank Act.

The Dodd-Frank Act has had, and may in the future have, a material impact on the Company’s operations, particularly through increased compliance costs resulting from new and possible future consumer and fair lending regulations. The future changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent regulatory requirements, or otherwise adversely affect the business and financial condition of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

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

Mergers and Acquisitions. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the “Interstate Banking Act”), generally permits well capitalized and adequately managed bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; and permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition. Under the Dodd-Frank Act, a bank holding company or bank must be well capitalized and well managed to engage in an interstate acquisition. Bank holding companies and banks are required to obtain prior Federal Reserve approval to acquire more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association. The Interstate Banking Act and the Dodd-Frank Act permit banks to establish and operate de novo interstate branches to the same extent a bank chartered by the host state may establish branches. Virginia law permits branching across state lines, provided there is reciprocity with the state in which the out-of-state bank is based.

Limits on the Payment of Dividends. The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Virtually all of the Company’s cash revenues will result from dividends paid to it by the Bank, which is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings without approval by the BFI. As of December 31, 2021, the Bank’s retained earnings were $3,371,000. In addition, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be "undercapitalized," as defined in FDIC regulations.

The FDIC and the state have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the FDIC and the state have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

In addition, the Company is subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect our dividend policies. Regulators have indicated that holding companies should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, the Federal Reserve has issued guidelines that bank holding companies should inform and consult with the Federal Reserve in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure.

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

The Basel III Capital Rules require banks and bank holding companies to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the minimum plus the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

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

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement (the “SBHC Policy Statement”). Under the SBHC Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion., such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules. The SBHC Policy Statement does not apply to the Bank and the Bank must comply with the Basel III Capital Rules. The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the FDI Act, as described below.

On September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which became effective on January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. These CBLR rules were modified in response to the COVID-19 pandemic. See “Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021” below. The Bank elected not to opt into the CBLR framework as of December 31, 2021 and 2020. The Bank does not expect to opt into the CBLR framework in 2022.

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

To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. At December 31, 2021, the Bank’s common equity Tier 1 capital ratio was 14.01%, its Tier 1 risk-based capital ratio was 14.01%, its total risk-based capital ratio was 14.66% and its leverage ratio was 9.86%. Accordingly, as of December 31, 2021, the Bank met the minimum ratios to be classified as well capitalized. More information concerning our regulatory ratios at December 31, 2021 is included in Note 13 to the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

As described above, on September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion of consolidated assets to elect to opt into the CBLR framework. Banks opting into the CBLR framework and maintaining a CBLR of greater than 9% would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. These CBLR rules were modified in response to the COVID-19 pandemic. See “Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021” below. The Bank elected not to opt into the CBLR framework as of December 31, 2021 and 2020.

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

Incentive Compensation Policies and Restrictions. In July 2010, the federal banking agencies issued guidance that applies to all banking organizations supervised by the agencies (thereby including both the Company and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. At December 31, 2021, we had not been made aware of any instances of non-compliance with this guidance. The Dodd-Frank Act requires the appropriate federal regulators to establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or bank that provides an insider or other employee with “excessive compensation” or that could lead to a material financial loss to such firm. These standards have not yet been established.

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

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on depository institutions by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. Federal regulatory authorities also have broad enforcement powers over us, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors. At December 31, 2021, the Bank met the ratio requirements to be classified as a well capitalized financial institution.

Loans-to-One Borrower. Under applicable laws and regulations the amount of loans and extensions of credit which may be extended by a bank to any one borrower, including related entities, generally may not exceed 15% of the sum of the capital, surplus, and loan loss reserve of the institution.

Consumer Financial Protection.  The Company is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. If the Company fails to comply with these laws and regulations, it may be subject to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or being prohibited from engaging in such transactions even if approval is not required.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB has broad rule making authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction.

Community Reinvestment. The requirements of the Community Reinvestment Act (“CRA”) are applicable to the Company and the Bank. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to 12 assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The Bank was rated “satisfactory” in its most recent CRA evaluation.

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

On November 18, 2021, the federal bank regulatory agencies issued a final rule, effective April 1, 2022, imposing new notification requirements for cybersecurity incidents. The rule requires financial institutions to notify their primary federal regulator as soon as possible and no later than 36 hours after the institution determines that a cybersecurity incident has occurred that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the institution’s: (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business, (ii) business line(s), including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value, or (iii) operations, including associated services, functions and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the United States.

On March 9, 2022, the SEC issued a proposed rule intended to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and cybersecurity incident reporting by public companies, such as the Company, that are subject to the reporting requirements of the Exchange Act. The proposed rule would require current reporting about material cybersecurity incidents and periodic disclosures about policies and procedures to identify and manage cybersecurity risks, management’s role in implementing cybersecurity policies and procedures, and the board of directors’ cybersecurity expertise and its oversight of cybersecurity risk.

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

Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and the Consolidated Appropriations Act, 2021 (“Appropriations Act”) was signed into law on December 27, 2020. Among other things, the CARES Act and Appropriations Act include the following provisions impacting financial institutions:

●	Community Bank Leverage Ratio. The CARES Act directed federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive. One interim final rule provided that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also established a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provided a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It established a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintained a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.
●	Temporary Troubled Debt Restructurings Relief. The CARES Act allowed banks to elect to suspend requirements under U.S. generally accepted accounting principles (“GAAP”) for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a troubled debt restructuring, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking agencies are required to defer to the determination of the banks making such suspension. The Appropriations Act extended this temporary relief until the earlier of 60 days after the termination date of the national emergency or January 1, 2022.

●	Small Business Administration Paycheck Protection Program. The CARES Act created the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) and it was extended by the Appropriations Act. Under the PPP, money was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions, such as the Bank, that processed loan applications and service the loans.

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

Employees

As of December 31, 2021, the Company and its subsidiaries had a total of 146 full-time employees and 6 part-time employees. None of the Company’s employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

The Company has a Code of Ethics for directors, officers and all employees of the Company and its subsidiaries, which is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and other principal financial officers. The Code addresses such topics as protection and proper use of Company assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting and conflicts of interest. A copy of the Code will be provided, without charge, to any shareholder upon written request to the Secretary of the Company, whose address is P.O. Box 330, 13319 Midlothian Turnpike, Midlothian, Virginia 23113.

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

Risks Related to the COVID-19 Pandemic

The impacts of COVID-19, or the outbreak of another highly infectious or contagious disease, could adversely affect our business, financial condition and results of operations.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. Since the beginning of 2020, the COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States. The spread of COVID-19 and the related government actions to mandate or encourage quarantines and social distancing has resulted in a significant decrease in commercial activity nationally and in our markets, and may cause customers, vendors, and counterparties to be unable to meet existing payment or other obligations to us.

The national public health crisis arising from the COVID-19 pandemic (and public expectations about it), combined with certain other factors, including, but not limited to, international trade disputes, inflation risks, and oil price volatility, could further destabilize the financial markets and the markets in which the Company operates. The resulting impacts on consumers, is expected to continue to affect consumer and business spending, borrowing needs and saving habits, which will likely affect the demand for loans and other products and services we offer, as well as the creditworthiness of potential and current borrowers. Borrower loan defaults that adversely affect our earnings correlate with deteriorating economic conditions, which, in turn, may impact borrowers’ creditworthiness and our ability to make loans.

The use of quarantines and social distancing methods to curtail the spread of COVID-19 – whether mandated by governmental authorities or recommended as a public health practice – may adversely affect our operations as key personnel, employees and customers avoid physical interaction. In response to the COVID-19 pandemic, we directed branch customers to use drive-thru windows and online banking services, and many employees telecommuted. While the spread of COVID-19 decreased substantially in the first quarter of 2022 and restrictive measures taken by governments, businesses and individuals have been lifted or eased, the spread of new, more transmissible variants could result continued economic disruption and uncertainty, interest rate and monetary policy impacts, and trade and supply chain disruption.  New developments as a consequence of the pandemic could cause adverse effects on us due to a number of operational factors impacting us or our customers.

As a result, if COVID-19 continues to spread or the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

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

Our nonperforming assets adversely affect our net income in various ways. Nonperforming assets, (which include nonaccrual loans and other real estate owned, but exclude loans past due 90 days and still accruing as these loans are rehabilitated student loans which have a 98% guarantee by the DOE of principal and interest), were $1,359,000, or 0.18% of total assets, as of December 31, 2021. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair value of the collateral less estimated selling costs, which may result in a loss. An increased level of nonperforming assets also increases our risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. We utilize various techniques such as workouts, restructurings and loan sales to manage problem assets. Increases in or negative changes in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that we will avoid increases in nonperforming loans in the future.

We have a high concentration of loans secured by real estate, and a downturn in the local real estate market could materially and negatively affect our business.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, residential mortgages, home equity loans and lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) located principally in the Commonwealth of Virginia. As of December 31, 2021, 75.43% of all loans were secured by mortgages on real property. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. If there is a decline in real estate values, especially in our market area, the collateral for loans would deteriorate and provide significantly less security. The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and we would be more likely to suffer losses.

A portion of our loan portfolio consists of construction and land development loans, and a decline in real estate values and economic conditions would adversely affect the value of the collateral securing the loans and have an adverse effect on our financial condition.

At December 31, 2021, approximately 9.34% of our loan portfolio, or $49,149,000, consisted of construction and land development loans. Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate and improved, income producing real estate. Risk of loss on a construction or land development loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction or development, the marketability of the property, and the bid price and estimated cost (including interest) of construction or development. If the estimate of construction or development costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders and developers, the cost breakdown of construction or development is provided by the builder or developer. Although our underwriting criteria are designed to evaluate and minimize the risks of each construction or land development loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to our operations. In addition, construction and land development loans are dependent on the successful completion of the projects they finance. Loans secured by vacant or unimproved land are generally riskier than loans secured by improved property. These loans are more susceptible to adverse conditions in the real estate market and local economy.

We have a significant concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2021, we had approximately $255,537,000 in loans secured by commercial real estate, representing approximately 48.54% of total loans outstanding at that date. The real estate consists primarily of non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful rental of their properties. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition.

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

The administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023 and ceased publishing other LIBOR tenors on December 31, 2021. We cannot predict whether or when LIBOR will actually cease to be available, whether the Secured Overnight Funding Rate (“SOFR”), will become the market benchmark in its place or what impact such a transition may have on our business, financial condition and results of operations.

The Federal Reserve, based on the recommendations of the Federal Reserve Bank of New York’s Alternative Reference Rate Committee, has begun publishing SOFR, which is intended to replace LIBOR, and has encouraged banks to transition away from LIBOR as soon as practicable. Although SOFR appears to be the preferred replacement rate for LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States. The replacement of LIBOR also may result in economic mismatches between different categories of instruments that now consistently rely on the LIBOR benchmark. Markets are slowly developing in response to these new rates, and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern.

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

Mortgage banking income, net of commissions, represented approximately 77.14% of total noninterest income for the year ended December 31, 2021. The success of our mortgage company is dependent upon our ability to originate loans and sell them to investors at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage banking activities. As a result, these conditions would also adversely affect our results of operations.

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

Regulatory capital standards may have an adverse effect on our profitability, lending, and ability to pay dividends on our securities.

We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and/or other regulatory requirements, our financial condition would be materially and adversely affected. The Basel III Capital Rules require bank holding companies and their subsidiaries to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. While the Company is exempt from these capital requirements under the Federal Reserve’s SBHC Policy Statement, the Bank is not exempt and must comply. The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the FDI Act. Satisfying capital requirements may require us to limit our banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect our business, financial condition and results of operations.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to environmental, social and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

Our ability to pay dividends is limited by regulatory restrictions and our need to maintain sufficient capital. The ability of the Bank to pay dividends to the Company also will be limited by the Bank's obligations to maintain sufficient capital, earnings and liquidity and by other general restrictions on its dividends under federal and state bank regulatory requirements. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings without approval by the BFI. Any future financing arrangements that we enter into may also limit our ability to pay dividends to our shareholders. If we do not satisfy these regulatory requirements or arrangements, we will be unable to pay dividends on our common stock. Further, even if we have earnings and available cash in an amount sufficient to pay dividends to our shareholders, the board of directors, in its sole discretion, may decide to retain them and therefore not pay dividends in the future.

If we fail to pay interest on or otherwise default on our subordinated notes and subordinated debt securities, we will be prohibited from paying dividends or distributions on our common stock.

As of December 31, 2021, we had $5,660,000 of net subordinated notes and $8,764,000 of subordinated debt securities outstanding. The agreements under which the subordinated notes and subordinated debt securities were issued prohibit us from paying any dividends on our common stock or making any other distributions to our shareholders upon our failure to make any required payment of principal or interest or during the continuance of an event of default under the applicable agreement. Events of default generally consist of, among other things, certain events of bankruptcy, insolvency or liquidation relating to us. If we were to fail to make a required payment of principal or interest on our subordinated notes or subordinated debt securities, it could have a material adverse effect on the market value of our common stock.

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

According to the Form 4 filed by Mr. Lehman with the SEC on December 16, 2020, Mr. Lehman owns 768,379 shares, or approximately 52.15%, of the Company’s outstanding common stock. Due to this ownership, he is able to influence the outcome of any matter submitted to a vote of our shareholders. In addition, Mr. Lehman previously served on the boards of directors of the Company and the Bank and management regularly seeks guidance and perspective from him given his extensive industry experience. Mr. Lehman owns significant shares of other financial institutions, some of which may compete with us. These affiliations may create conflicts of interest that could incentivize him to take or approve actions with respect to other institutions that may have a negative impact on us (e.g. marketing efforts, product pricing, lending policies, business combination transactions, etc.). While we believe Mr. Lehman’s significant investment in the Company provides some protection in this regard, Mr. Lehman’s interests may not directly align with the interests of other holders of our common stock.

If Mr. Lehman acquires more than 66.67% of the Company’s outstanding shares of common stock, it will cause the acceleration of benefits under certain of our employment and benefit agreements, which will cause us to incur additional compensation expenses.

Certain of our employment and benefit agreements include customary provisions that provide for additional or accelerated compensation in the event of a change of control of the Company. If Mr. Lehman acquires more than 66.67% of the Company’s outstanding shares of common stock, it will cause the acceleration of benefits under some of these agreements. As described above, to the Company’s knowledge, Mr. Lehman owned approximately 52.15% of our outstanding common stock as of December 31, 2021.

Our stock incentive plan provides for “single-trigger” acceleration of change of control benefits, which means certain employees will receive benefits upon a change of control of the Company, regardless of whether the change of control affects their employment with the Company or any successor. These change of control benefits include accelerated vesting of restricted stock awards. If Mr. Lehman’s ownership of the Company’s common stock had exceeded 66.67% as of December 31, 2021, we would have recognized approximately $688,000 in related compensation expenses in 2021.

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

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. Federal and state legislatures and regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These climate-related initiatives could include increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change.  To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to us, we would likely experience increased compliance costs and other compliance-related risks.

The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in our loan portfolio. Additionally, if insurance obtained by borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to borrowers, the collateral securing loans may be negatively impacted by climate change, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism, public health issues, and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism, public health issues, and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our executive and administrative offices are owned by the Bank and are located at 13319 Midlothian Turnpike, Midlothian, Virginia 23113 in Chesterfield County. The current location also houses the principal office of the Mortgage Company.

In addition to its executive offices, the Bank owns six full service branch buildings including the land on those buildings and leases an additional three full service branch buildings. Three of our branch offices are located in Chesterfield County, with two branch offices in Hanover County, one in Henrico County, one in Powhatan County, one in the city of Richmond and one in James City County.

Our properties are maintained in good operating condition and we believe they are suitable and adequate for our operational needs. Management believes that, upon expiration of each of the Company’s leases, it will be able to extend the lease on satisfactory terms or relocate to another acceptable location.

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

In the fourth quarter 2021, the Company declared a quarterly cash dividend of $0.14 per common share. All dividends paid are limited by the requirement to meet capital requirements issued by the regulatory authorities, and future declarations are subject to financial performance and regulatory guidelines.

The amount and declaration of future cash dividends are subject to the Board of Directors’ approval. In making its decision on the payment of dividends, the Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, market conditions and other factors. A discussion of certain restrictions and limitations on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to shareholders of its common stock, is set forth in Item 1 – “Business” under “Supervision and Regulation.”

During 2020, the Company received approval from state and federal regulators allowing the Bank to pay two special dividends, totaling $1,250,000, to the Company for the purpose of servicing the Company’s trust preferred securities and subordinated debt.

During 2021, the Company received approval from state and federal regulators allowing the Bank to pay two special dividends, totaling $500,000, to the Company for the purpose of servicing the Company’s trust preferred securities and subordinated debt.

Holders

At March 1, 2022, there were 1,474,323 shares of common stock outstanding held by approximately 928 shareholders of record.

For information concerning the Company’s Equity Compensation Plans, see Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Purchases of Equity Securities

The Company did not repurchase any of its common stock during 2021 or 2020.

ITEM 6. Reserved

Click or tap here to enter text.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

●	changes in assumptions underlying the establishment of allowances for loan losses, and other estimates;
●	the risks of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
●	the effects of future economic, business and market conditions;
●	legislative and regulatory changes, including the Dodd-Frank Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverages;
●	our inability to maintain our regulatory capital position;
●	the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions despite security measures implemented by the Company;
●	changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, soundness of other financial institutions with which we do business;
●	risks inherent in making loans such as repayment risks and fluctuating collateral values;
●	changes in operations of the Mortgage Company as a result of the activity in the residential real estate market;
●	exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;
●	governmental monetary and fiscal policies;
●	changes in accounting policies, rules and practices;
●	reliance on our management team, including our ability to attract and retain key personnel;
●	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
●	demand, development and acceptance of new products and services;

●	problems with technology utilized by us;
●	natural disasters, war, terrorist activities, pandemics, and their effects on economic and business environments in which the Company operates;
●	adverse effects due to COVID-19 on the Company and its customers, counterparties, employees, and third-party service providers, and the adverse impacts to our business, financial position, results of operations, and prospects;
●	changing trends in customer profiles and behavior; and
●	other factors described from time to time in our reports filed with the SEC.

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

Response to COVID-19

We continue to see signs of recovery in both the economy and our customers. All loans that were on deferral as of December 31, 2020 returned to contractual payment terms as of September 30, 2021, and there continued to be no loans on deferral as of December 31, 2021. With the continued uncertainty around the Delta and Omicron variants of COVID-19, we continue to take the necessary measures to protect the health and wellbeing of our employees and customers. We remain well positioned to weather the economic uncertainty created by the COVID-19 pandemic.

Small Business Administration Paycheck Protection Program

Through PPP round one and two our team provided essential funds to over 2,300 businesses and nonprofits and protected more than 28,600 jobs in our community. As of December 31, 2021, approximately $182,373,000 in PPP round one loans and $46,471,000 in PPP round two loans had received SBA approval for forgiveness. PPP loans decreased by $104,073,000, or 76.15%, from December 31, 2020. Our expectations are that most of the remaining PPP loans will receive forgiveness by the end of the first quarter of 2022.

Capital Risk Management

The Bank maintains a strong, well-capitalized position with a common equity Tier 1 capital ratio of 14.01%, a Tier 1 risk-based capital ratio of 14.01%, a total risk-based capital ratio of 14.66% and a leverage ratio of 9.86% as of December 31, 2021. The most significant risk to capital because of the COVID-19 pandemic is the risk of default within our loan portfolio and the potential loan losses as a result of those defaults. The Company has taken several steps to mitigate this risk to our capital by building a diversified loan portfolio over the years to be capable of sustaining through a crisis, working with our customers during this time to defer loan payments, as permitted under the CARES Act, to allow time for economic stabilization, and participating in rounds one and two of the PPP to help provide much needed funds to our borrowers and the community. As of December 31, 2021, credit metrics have improved and all loans that were on deferral have returned to contractual payment terms as a result of improving local and national economic factors. While the Delta and Omicron variants of COVID-19 virus remain risks to capital, the Company believes the actions we are taking will protect our capital levels.

Results of Operations

The following presents management’s discussion and analysis of the financial condition of the Company at December 31, 2021 and 2020, and results of operations for the Company for the years ended December 31, 2021 and 2020. This discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

Summary

The Company recorded net income of $12,453,000, or $8.48 per fully diluted share, in 2021, compared to net income of $8,554,000, or $5.86 per fully diluted share, in 2020.

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

	For the Year Ended December 31,
	2021	2020	Change

	(dollars in thousands)
Average interest-earning assets	$677,876	$626,868	$51,008
Interest income	$27,667	$25,826	$1,841
Yield on interest-earning assets	4.08%	4.12%	(0.04)%
Average interest-bearing liabilities	$400,952	$420,516	$(19,564)
Interest expense	$2,172	$4,433	$(2,261)
Cost of interest-bearing liabilities	0.54%	1.05%	(0.51)%
Net interest income	$25,495	$21,393	$4,102
Net interest margin	3.76%	3.41%	0.35%

The following are variances of note for the year ended December 31, 2021 compared to the year ended December 31, 2020:

●	NIM expanded by 35 basis points to 3.76% for the year ended December 31, 2021 compared to 3.41% for the year ended December 31, 2020. The expansion was driven by the following:
o	The yield on average earning assets compressed by four basis points, 4.08% for the year ended December 31, 2021 vs. 4.12% for the year ended December 31, 2020, primarily because of the impact of the recognition of net deferred income associated with the origination and forgiveness of PPP loans, which was partially offset by the increase in liquid assets.

o	The average balance of liquid assets (i.e. interest bearing due from other institutions and investment securities) increased by $45,300,000. The increased level of liquidity was driven by the $104,073,000 reduction in PPP loan balances because of loan forgiveness and the $75,666,000 increase in total deposits during 2021. This increased level of liquidity had a negative 19 basis points impact on net interest margin and will continue to have a negative impact on our net interest margin. However, we believe that through our disciplined risk-based approach to the investment portfolio, deposit pricing, and core loan growth, our balance sheet is well positioned and we will be able to capitalize on the rising rate environment.

o	During the year ended December 31, 2021, the Commercial Banking Segment recognized $4,993,000 in PPP fee income, net of deferred costs, through interest income, as a result of normal amortization and the receipt of funds from loans forgiven by the SBA. In addition, the Commercial Banking Segment recognized $1,040,000 in interest income associated with these loans during the year ended December 31, 2021. PPP income of $6,033,000 during the year ended December 31, 2021, had a 39 basis points impact on the yield of average earnings assets.

o	The cost of interest-bearing liabilities dropped by 51 basis points to 0.54% for the year ended December 31, 2021, compared to 1.05% for the year ended December 31, 2020, as a result of the Commercial Banking Segment’s continued efforts to build low-cost relationship deposits and its disciplined approach to deposit pricing. We were able to decrease the cost of money market deposit accounts by 36 basis points, to 0.26% for the year ended December 31, 2021, compared to 0.62% for the year ended December 31, 2020, and time deposit accounts by 54 basis points, to 1.09% for the year ended December 31, 2021, compared to 1.63% for the year ended December 31, 2020.

The following table illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted-average yields and rates (dollars in thousands). The average balances used in these tables and other statistical data were calculated using daily average balances. We have no tax exempt assets for the periods presented.

Average Balance Sheets, Income and Expense, Yields and Rates

	Year Ended December 31, 2021			Year Ended December 31, 2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$152,760	$8,042	5.26%	$162,160	$5,826	3.59%
Real estate – residential	87,127	4,034	4.63%	87,554	4,304	4.92%
Real estate – commercial	242,540	11,212	4.62%	227,979	11,094	4.87%
Real estate – construction	40,709	1,622	3.98%	32,789	1,450	4.42%
Student loans	28,502	1,069	3.75%	31,646	1,339	4.23%
Consumer	3,079	172	5.59%	2,834	190	6.70%
Loans net of deferred fees	$554,717	$26,151	4.71%	$544,962	$24,203	4.44%
Loans held for sale	58,815	1,052	1.79%	41,140	983	2.39%
Investment securities	14,368	409	2.85%	18,415	581	3.16%
Federal funds and other	49,976	55	0.11%	22,351	59	0.26%
Total interest earning assets	677,876	27,667	4.08%	626,868	25,826	4.12%
Allowance for loan losses	(3,709)			(3,618)
Cash and due from banks	12,639			9,607
Premises and equipment, net	11,960			12,735
Other assets	22,698			20,683
Total assets	$721,464			$666,275

Interest bearing deposits
Interest checking	77,665	105	0.14%	56,817	96	0.17%
Money market	175,313	464	0.26%	133,386	830	0.62%
Savings	41,135	64	0.16%	28,554	48	0.17%
Certificates	86,769	943	1.09%	130,643	2,124	1.63%
Total deposits	380,882	1,576	0.41%	349,400	3,098	0.89%
Borrowings						%
Long-term debt - trust
preferred securities	8,771	172	1.96%	8,773	228	2.60%
FHLB advances	—	—	—%	27,785	603	2.17%
Subordinated debt, net	5,643	403	7.14%	5,610	403	7.18%
Other borrowings	5,656	21	0.37%	28,948	101	0.35%
Total interest bearing liabilities	400,952	2,172	0.54%	420,516	4,433	1.05%
Noninterest bearing deposits	254,481			192,660
Other liabilities	6,775			5,527
Total liabilities	662,208			618,703
Equity capital	59,256			47,572
Total liabilities and capital	$721,464			$666,275

Net interest income before provision for loan losses		$25,495			$21,393
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.54%			3.06%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.76%			3.41%

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

	2021 vs. 2020
	Increase (Decrease)
	Due to Changes in
	Volume	Rate	Total
Interest income
Loans	$393	$1,555	$1,948
Loans held for sale	(119)	(53)	(172)
Investment securities	166	(97)	69
Fed funds sold and other	(8)	4	(4)
Total interest income	432	1,409	1,841

Interest expense
Deposits
Interest checking	20	(11)	9
Money market accounts	442	(808)	(366)
Savings accounts	19	(3)	16
Certificates of deposit	(594)	(587)	(1,181)
Total deposits	(113)	(1,409)	(1,522)
Borrowings
Long-term debt	—	(56)	(56)
FHLB Advances	(603)	—	(603)
Subordinated debt, net	—	—	—
Other borrowings	(87)	7	(80)
Total interest expense	(803)	(1,458)	(2,261)
Net interest income	$1,235	$2,867	$4,102

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

The Company recorded a recovery of provision expense of $500,000 for the year ended December 31, 2021, compared to a provision for loan losses expense of $950,000 for the year ended December 31, 2020. The recovery of provision for the year ended December 31, 2021, resulted from a reduction in qualitative factors which was driven by improving economic factors, improved credit metrics, and reductions in loan deferrals. The provision for loan losses for the year ended December 31, 2020, was driven primarily by an increase in the qualitative factors as a result of the continued economic uncertainty surrounding COVID-19. While the Delta and Omicron variants of the COVID-19 virus remain a risk to credit quality, we believe our current level of allowance for loan losses are adequate to cover incurred losses.

For more financial data and other information about the provision for loan losses refer to section, “Balance Sheet Analysis” under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 4 “Allowance for Loan Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, gains and losses on sale of mortgage loans and securities held for sale. The most significant noninterest income item has been mortgage banking income, net of commissions, representing 77% for the year ended December 31, 2021 and 79% for the year ended December 31, 2020.

	For the Year Ended
	December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Service charges and fees	$2,352	$2,073	$279	13.5
Mortgage banking income, net	9,521	9,732	(211)	(2.2)%
Gain on sale of asset held for sale	—	1	(1)	100.0%
Gain on sale of investment securities	—	12	(12)	(100.0)
Gain on sale of SBA loans	—	86	(86)	(100.0)
Other	470	341	129	37.8
Total noninterest income	$12,343	$12,245	$98	0.8%

●	The $279,000 increase in service charges and fees was driven primarily by an increase in interchange fee income as macroeconomic conditions continued to improve and consumer spending picked up during the year ended December 31, 2021.
●	The decrease in mortgage banking income, net is a result of decreased loan originations and sales compared to the prior year due to mortgage rates rising slightly during the year ended December 31, 2021, which softened the refinance market; however, the bigger risk to mortgage earnings continues to be the historically low inventory of homes for sale.
●	The Company made the decision not to sell any SBA loan guarantee strips after the first quarter of 2020, which resulted in the recognition of $86,000 for the year ended December 31, 2020.
●	The increase in other income was driven primarily by the increase in income associated with the cash surrender value of bank owned life insurance.

Noninterest expense

Noninterest expense includes all expenses of the Company with the exception of interest expense on deposits and borrowings, provision for loan losses and income taxes. Some of the primary components of noninterest expense are salaries and benefits, occupancy and equipment costs and professional and outside services. Over the last two years, the most significant noninterest expense item has been salaries and benefits, representing 63% and 62% of noninterest expense in 2021 and 2020, respectively.

	For the Year Ended
	December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Salaries and benefits	$14,105	$12,920	$1,185	9.2%
Occupancy	1,375	1,290	85	6.6%
Equipment	1,041	881	160	18.2%
Supplies	174	188	(14)	(7.4)%
Professional and outside services	2,835	3,104	(269)	(8.7)%
Advertising and marketing	453	365	88	24.1%
Foreclosed assets, net	(8)	(149)	141	(94.6)%
FDIC insurance premium	192	217	(25)	(11.5)%
Loss on debt extinguishment	—	696	(696)	100%
Other operating expense	2,298	2,137	161	7.5%
Total noninterest expense	$22,465	$21,649	$816	3.8%

●	The $1,185,000 increase in salaries and benefits expense was driven primarily by the following:
o	The deferral of $1,052,000 in salary and benefits costs during the year ended December 31, 2020, compared to the deferral of $580,300 during the year ended December 31, 2021, associated with the volume related to the origination of PPP loans during those periods.
o	Increased salaries and benefits expenses related to mortgage production.
●	Equipment expense increased by $160,000 primarily due to increased investments in technology and in software to support the PPP loan forgiveness process.
●	Professional and outside services expenses decreased by $269,000 due to lower expenses associated with data processing.
●	Advertising and marketing expense increased by $88,000 as a result of increased marketing efforts during the year ended December 31, 2021, compared to a reduction in marketing efforts during the year ended December 31, 2020, due to the COVID-19 pandemic.
●	The increase in foreclosed assets, net expenses was the result of the recognition of a higher gain on sales totaling $175,000 for the year ended December 31, 2020, compared to a gain of $7,800 for the year ended December 31, 2021.
●	The loss on debt extinguishment during 2020 was the result of the Company prepaying the $31,000,000 outstanding of its Federal Home Loan Bank of Atlanta (“FHLB”) advances during the year ended December 31, 2020. This pre-payment resulted in the recognition of approximately $696,000 in prepayment fees. The pre-payment of the advances will save the Company approximately $983,000 in interest expense over the remaining life of those advances, and saved approximately $519,000 in interest expense during 2021.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent difference and available tax credits. Income tax expense for the years ended December 31, 2021 and 2020, was $3,420,000 and $2,485,000, respectively, resulting in an effective tax rate of 21.5% and 22.5%, respectively. The decrease in the effective tax rate was primarily related to an increase in the permanent deduction associated with the vesting of restricted stock during 2021. The Bank is not subject to Virginia income taxes, and instead is subject to a franchise tax based on bank capital.

The Company has a net deferred tax asset which is included in other assets on the balance sheet. For more financial data and other information about income taxes refer to Note 1 “Summary of Significant Accounting Policies” and Note 9 “Income Taxes” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Balance Sheet Analysis

Investment securities

At December 31, 2021 and 2020, all of our investment securities were classified as available for sale.

The following table presents additional information pertaining to the composition of our investment securities portfolio at amortized cost, by maturity (dollars in thousands).

	December 31, 2021
		Weighted
	Amortized	Average
	Cost	Yield [1]
U.S. Government agency obligations
Maturing after 1 year, but within 5 years	$40,154	0.54%
Maturing after 5 years, but within 10 years	695	3.15%
Maturing after 10 years	664	0.72%
Total U.S. Government agency obligations	41,513	0.59%
Mortgage-backed securities
Maturing after 1 year, but within 5 years	633	1.78%
Maturing after 5 years, but within 10 years	4,351	2.27%
Maturing after 10 years	35,822	1.18%
Total Mortgage-backed securities	40,806	1.31%
Municipals
Maturing after 10 years	2,271	2.17%
Total Municipals	2,271	2.17
Subordinated debt
Maturing after 5 years, but within 10 years	11,016	4.22%
Total Subordinated debt	11,016	4.22%

Total investment securities	$95,606	1.36%

[1] The weighted average yield is calculated based on the relative amortized costs of the securities.

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

Approximately 75% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. Approximately 5% of the loan portfolio consists of rehabilitated student loans purchased by the Bank from 2014 to 2017 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 19% of all loans. Loans in this category are typically made to individuals and small and medium-sized businesses, and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

The following tables present the composition of our loan portfolio at the dates indicated (dollars in thousands).

	December 31, 2021		December 31, 2020
	Amount	%	Amount	%
Construction and land development
Residential	$6,805	1.29%	$8,103	1.44%
Commercial	42,344	8.05%	21,466	3.82%
	49,149	9.34%	29,569	5.26%
Commercial real estate
Owner occupied	113,108	21.48%	99,784	17.79%
Non-owner occupied	129,786	24.65%	121,184	21.60%
Multifamily	11,666	2.22%	9,889	1.75%
Farmland	977	0.19%	367	0.07%
	255,537	48.54%	231,224	41.21%
Consumer real estate
Home equity lines	17,977	3.41%	18,394	3.28%
Secured by 1-4 family residential,
First deed of trust	62,277	11.83%	57,089	10.18%
Second deed of trust	12,118	2.31%	11,097	1.98%
	92,372	17.55%	86,580	15.44%
Commercial and industrial loans
(except those secured by real estate)	100,421	19.07%	181,088	32.28%
Guaranteed student loans	25,975	4.93%	29,657	5.29%
Consumer and other	3,003	0.57%	2,885	0.52%

Total loans	526,457	100.0%	561,003	100.0%
Deferred fees and costs, net	(433)		(2,048)
Less: allowance for loan losses	(3,423)		(3,970)
	$522,601		$554,985

PPP loans included in commercial and industrial loans in the above table were $32,601,000 and $136,674,000 as of December 31, 2021 and December 31, 2020, respectively.

The following table presents the maturity and sensitivity of the loan portfolio at December 31, 2021 (in thousands):

			Due After
		Due After	Five Years
		One Year	Through	Due After		Due After One Year
	Due in One	Through	Fifteen	Fifteen			Adjustable
	Year or Less	Five Years	Years	Years	Totals	Fixed Rates	Rates
Construction and land development
Residential	$6,805	$—	$—	$—	$6,805	$—	$—
Commercial	23,027	12,853	4,360	2,104	42,344	19,259	58
	29,832	12,853	4,360	2,104	49,149	19,259	58
Commercial real estate
Owner occupied	17,773	52,788	38,317	4,230	113,108	84,752	10,583
Non-owner occupied	10,866	56,057	58,893	3,970	129,786	118,038	882
Multifamily	1,352	4,777	5,537	—	11,666	7,128	3,186
Farmland	200	496	281	—	977	727	50
	30,191	114,118	103,028	8,200	255,537	210,645	14,701
Consumer real estate
Home equity lines	16,563	354	1,060	—	17,977	1,414	—
Secured by 1-4 family residential,
First deed of trust	16,480	36,720	7,615	1,462	62,277	39,694	6,103
Second deed of trust	2,119	3,001	6,183	815	12,118	9,283	716
	35,162	40,075	14,858	2,277	92,372	50,391	6,819
Commercial and industrial loans
(except those secured by real estate)	24,166	61,878	13,935	442	100,421	71,801	4,454
Guaranteed student loans	25,975	—	—	—	25,975	—	—
Consumer and other	1,546	1,457	—	—	3,003	783	674

Total loans	$146,872	$230,381	$136,181	$13,023	$526,457	$352,879	$26,706

For more financial data and other information about loans refer to Note 1 “Summary of Significant Accounting Policies” and Note 3 “Loans” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Allowance for loan losses

We monitor and maintain an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. The following table presents the loan loss experience for the dates indicated (dollars in thousands).

		Provision for					Ratio of Net
	Beginning	(Recovery of)			Ending	Average	Charge-offs to
	Balance	Loan Losses	Charge-offs	Recoveries	Balance	Loans	Average Loans
Year Ended December 31, 2021
Construction and land development
Residential	$214	$(157)	$—	$—	$57	$7,959	—%
Commercial	285	(56)	—	—	229	32,750	—%
	499	(213)	—	—	286	40,709	—%
Commercial real estate
Owner occupied	1,047	(214)	—	—	833	127,150	—%
Non-owner occupied	1,421	(352)	—	14	1,083	103,535	0.01%
Multifamily	47	(12)	—	—	35	11,111	—%
Farmland	2	—	—	—	2	744	—%
	2,517	(578)	—	14	1,953	242,540	0.01
Consumer real estate
Home equity lines	24	(23)	—	11	12	17,860	0.06%
Secured by 1-4 family residential
First deed of trust	166	(54)	—	11	123	57,446	0.02%
Second deed of trust	79	1	(84)	51	47	11,821	(0.28)%
	269	(76)	(84)	73	182	87,127	(0.01)%
Commercial and industrial loans
(except those secured by real estate)	408	47	—	31	486	152,760	0.02%
Student loans	87	13	(35)	—	65	28,502	(0.12)%
Consumer and other	36	39	(46)	—	29	3,079	(1.49)%
Unallocated	154	268	—	—	422	—	—%

	$3,970	$(500)	$(165)	$118	$3,423	$554,717	(0.01)%

Year Ended December 31, 2020
Construction and land development
Residential	$48	$141	$—	$25	$214	$7,949	0.31%
Commercial	137	148	—	—	285	24,840	—%
	185	289	—	25	499	32,789	0.08%
Commercial real estate
Owner occupied	671	376	—	—	1,047	116,749	—%
Non-owner occupied	831	590	—	—	1,421	99,851	—%
Multifamily	85	(38)	—	—	47	11,173	—%
Farmland	2	—	—	—	2	206	—%
	1,589	928	—	—	2,517	227,979	—
Consumer real estate
Home equity lines	271	(247)	—	—	24	20,174	—%
Secured by 1-4 family residential
First deed of trust	343	(190)	—	13	166	56,171	0.02%
Second deed of trust	64	45	(85)	55	79	11,209	(0.27)%
	678	(392)	(85)	68	269	87,554	(0.02)%
Commercial and industrial loans
(except those secured by real estate)	572	(58)	(135)	29	408	162,160	(0.07)%
Student loans	108	27	(48)	—	87	31,646	(0.15)%
Consumer and other	30	26	(24)	4	36	2,834	(0.71)%
Unallocated	24	130	—	—	154	—	—%

	$3,186	$950	$(292)	$126	$3,970	$544,962	(0.03)%

For more financial data and other information about loans refer to Note 1 “Summary of Significant Accounting Policies” and Note 4 “Allowance for Loan Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands).

	December 31,	December 31,
	2021	2020
Nonaccrual loans	$1,359	$1,577
Foreclosed properties	—	336
Total nonperforming assets	$1,359	$1,913

Restructured loans (not included in nonaccrual loans above)	$5,734	$6,550

Loans past due 90 days and still accruing (1)	$1,961	$2,193

Nonaccrual loans to total loans (2)	0.26%	0.28%

Nonperforming assets to loans (2)	0.26%	0.34%

Nonperforming assets to total assets	0.18%	0.27%

Allowance for loan losses to
Loans, net of deferred fees and costs	0.65%	0.71%
Loans, net of deferred fees and costs (excluding guaranteed loans)	0.69%	1.02%
Nonaccrual loans	251.94%	251.75%
(1)	All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.
(2)	Loans are net of unearned income and deferred cost.

Nonperforming assets totaled $1,359,000 at December 31, 2021, compared to $1,913,000 at December 31, 2020. Nonperforming assets at December 31, 2021 consisted primarily of $1,359,000 in nonaccrual loans, compared to $1,577,000 at December 31, 2020.

The following table presents an analysis of the changes in nonperforming assets for 2021 (in thousands).

	Nonaccrual
	Loans	OREO	Total
Balance December 31, 2020	$1,577	$336	$1,913
Additions	408	—	408
Loans placed back on accrual	(155)	—	(155)
Repayments	(335)	—	(335)
Charge-offs	(136)	—	(136)
Sales	—	(336)	(336)
Balance December 31, 2021	$1,359	$—	$1,359

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

There were no specific allowances associated with the total nonaccrual loans of $1,359,000 and $1,577,000 at December 31, 2021 and December 31, 2020, respectively, that were considered impaired.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $88,000 and $84,000 for 2021 and 2020, respectively. Student loans totaling $1,961,000 and $2,193,000 at December 31, 2021 and 2020, respectively, were past due 90 days or more and interest was still being accrued as principal and interest on such loans have a 98% guarantee by the DOE. The 2% not covered by the DOE guarantee is provided for in the allowance for loan losses.

Deposits

The following table gives the composition of our deposits at the dates indicated (dollars in thousands).

	December 31, 2021		December 31, 2020
	Amount	%	Amount	%
Demand accounts	$268,804	40.5%	$222,305	37.8%
Interest checking accounts	89,599	13.5%	70,342	11.9%
Money market accounts	187,942	28.3%	152,726	26.0%
Savings accounts	54,106	8.1%	38,083	6.5%
Time deposits of $250,000 and over	6,977	1.1%	16,014	2.7%
Other time deposits	56,620	8.5%	88,912	15.1%
Total	$664,048	100.0%	$588,382	100.0%

Total deposits increased by $75,666,000, or 12.86%, from December 31, 2020. Variances of note are as follows:

●	Noninterest bearing demand account balances increased $46,499,000 from December 31, 2020, and represented 40.48% of total deposits at December 31, 2021 compared to 37.78% as of December 31, 2020. The increase in noninterest bearing demand accounts is a result of core relationship growth and continued success at converting non-customer PPP loan applicants to customers.
●	Low cost relationship deposits (i.e. interest checking, money market, and savings) balances increased $70,496,000, or 26.99%, from December 31, 2020. The increase in these accounts is a result of adding core relationships, continued growth in accounts from non-customer PPP loan applicants and the migration of customer funds from time deposits.
●	Time deposits decreased by $41,329,000, or 39.39%, from December 31, 2020. The decrease in time deposits continues to be primarily driven by the migration of customers from time deposits to lower cost deposit products. This decrease continues to allow us to lower our cost of interest-bearing deposits, which decreased 48 basis points to 0.41% as of December 31, 2021, compared to 0.89% as of December 31, 2020.

The following table presents the average deposits balances and average rate paid for the dates indicated (dollars in thousands).

	Average Balance		Average Cost Rate
Year Ended December 31,	2021	2020	2021	2020
Noninterest bearing deposits	$254,481	$192,660
Interest checking	77,665	56,817	0.14%	0.17%
Money market	175,313	133,386	0.26%	0.62%
Savings	41,135	28,554	0.16%	0.17%
Certificates
Less than $250,000	74,515	110,513	1.10%	1.72%
$250,000 or more	12,254	20,130	0.99%	1.11%
Total interest bearing deposits	380,882	349,400	0.41%	0.89%
Total deposits	$635,363	$542,060	0.25%	0.57%

The following table presents the scheduled maturities of time deposits greater than $250,000 (in thousands) which is the maximum FDIC insurance limit.

Year Ended December 31,	2021	2020
Months to maturity:
Three or less	$2,458	$861
Over three through six	938	2,716
Over six through twelve	2,785	7,772
Over twelve	796	4,665
Total	$6,977	$16,014

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

Borrowings

The Company prepaid all $31 million of its outstanding FHLB advances during the year ended December 31, 2020. This pre-payment resulted in the recognition of a loss on debt extinguishment of approximately $696,000. The pre-payment of the advances will save the Company approximately $983,000 in interest expense over the remaining life of those advances, and saved approximately $519,000 in interest expense during 2021.

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

Capital resources

Shareholders’ equity at December 31, 2021 was $63,401,000, compared to $51,996,000 at December 31, 2020. The $11,405,000 increase in shareholders’ equity during 2021 is primarily due to net income for the year of $12,453,000.

The following table presents the composition of regulatory capital and the capital ratios of the Bank at the dates indicated (dollars in thousands).

	December 31,	December 31,
	2021	2020
Tier 1 capital
Total bank equity capital	$73,380	$62,183
Net unrealized loss (gain) on available-for-sale securities	717	(466)
Defined benefit postretirement plan	27	36
Total Tier 1 capital	74,124	61,753

Tier 2 capital
Allowance for loan losses	3,423	3,970
Tier 2 capital deduction	—	—
Total Tier 2 capital	3,423	3,970

Total risk-based capital	77,547	65,723

Risk-weighted assets	$531,225	$462,690

Average assets	$751,708	$665,172

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	9.86%	9.28%
Common equity tier 1 capital ratio (CET 1)	14.01%	13.35%
Tier 1 capital to risk-weighted assets	14.01%	13.35%
Total capital to risk-weighted assets	14.66%	14.20%
Equity to total assets	9.83%	8.81%

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

At December 31, 2021 and 2020, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $187,315,000 and $84,295,000, or 25.03% and 11.94% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were no borrowings against at December 31, 2021 and December 31, 2020.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2021 was $22.5 million, based on the Bank’s qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets.

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At December 31, 2021, we had commitments to originate $126,356,000 of loans. Fixed commitments to incur capital expenditures were less than $100,000 at December 31, 2021. Certificates of deposit scheduled to mature or reprice in the 12-month period ending December 31, 2022 total $41,681,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

To the Shareholders and Board of Directors

Village Bank and Trust Financial Corp.

Midlothian, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Village Bank and Trust Financial Corp. and its subsidiary (the Corporation) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

The primary audit procedures we performed to address this critical audit matter included:

● Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:

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

March 25, 2022

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Balance Sheets

December 31, 2021 and 2020

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$12,071	$12,709
Federal funds sold	80,545	30,742
Total cash and cash equivalents	92,616	43,451
Investment securities available for sale, at fair value	94,699	40,844
Restricted stock, at cost	694	825
Loans held for sale	5,141	34,421
Loans
Outstandings	526,457	561,003
Allowance for loan losses	(3,423)	(3,970)
Deferred fees and costs, net	(433)	(2,048)
Total loans, net	522,601	554,985
Other real estate owned, net of valuation allowance	—	336
Premises and equipment, net	11,824	11,779
Bank owned life insurance	12,494	7,806
Accrued interest receivable	3,245	4,943
Other assets	5,087	6,846
Total Assets	$748,401	$706,236

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing demand	$268,804	$222,305
Interest bearing	395,244	366,077
Total deposits	664,048	588,382
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,660	5,628
Other borrowings	—	41,529
Accrued interest payable	68	194
Other liabilities	6,460	9,743
Total liabilities	685,000	654,240

Shareholders’ equity
Common stock, $4 par value, 10,000,000 shares authorized; 1,473,469 shares issued and outstanding at December 31, 2021 and 1,466,516 shares issued and outstanding at December 31, 2020	5,822	5,794
Additional paid-in capital	54,814	54,510
Retained earnings (accumulated deficit)	3,509	(8,738)
Stock in directors rabbi trust	(730)	(771)
Directors deferred fees obligation	730	771
Accumulated other comprehensive income (loss)	(744)	430
Total shareholders’ equity	63,401	51,996

Total liabilities and shareholders' equity	$748,401	$706,236

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2021 and 2020

(in thousands, except per share data)

	Year Ended
	December 31,
	2021	2020
Interest income
Loans	$26,560	$24,784
Investment securities	1,052	983
Federal funds sold	55	59
Total interest income	27,667	25,826

Interest expense
Deposits	1,576	3,098
Borrowed funds	596	1,335
Total interest expense	2,172	4,433

Net interest income	25,495	21,393
Provision for (recovery of) loan losses	(500)	950
Net interest income after provision for (recovery of) loan losses	25,995	20,443

Noninterest income
Service charges and fees	2,352	2,073
Mortgage banking income, net	9,521	9,732
Gain on sale of asset held for sale	—	1
Gain on sale of investment securities, net	—	12
Gain on sale of Small Business Administration loans	—	86
Other	470	341
Total noninterest income	12,343	12,245

Noninterest expense
Salaries and benefits	14,105	12,920
Occupancy	1,375	1,290
Equipment	1,041	881
Supplies	174	188
Professional and outside services	2,835	3,104
Advertising and marketing	453	365
Foreclosed assets, net	(8)	(149)
FDIC insurance premium	192	217
Loss on debt extinguishment	—	696
Other operating expense	2,298	2,137
Total noninterest expense	22,465	21,649

Income before income tax expense	15,873	11,039
Income tax expense	3,420	2,485

Net income	12,453	8,554

Earnings per share, basic	$8.48	$5.86
Earnings per share, diluted	$8.48	$5.86

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2021 and 2020

(in thousands)

	Year Ended
	December 31,
	2021	2020
Net income	$12,453	$8,554
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	(1,497)	365
Tax effect	314	(77)
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	(1,183)	288

Reclassification adjustment
Reclassification adjustment for gains realized in income	—	(12)
Tax effect	—	3
Reclassification for gains included in net income, net of tax	—	(9)

Minimum pension adjustment	14	14
Tax effect	(5)	(5)
Minimum pension adjustment, net of tax	9	9

Total other comprehensive income (loss)	(1,174)	288

Total comprehensive income	$11,279	$8,842

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2021 and 2020

(in thousands)

			Retained		Directors	Accumulated
		Additional	Earnings	Stock in	Deferred	Other
	Common	Paid-in	(Accumulated	Directors	Fees	Comprehensive
	Stock	Capital	Deficit)	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, December 31, 2019	$5,779	$54,285	$(17,292)	$(856)	$856	$142	$42,914

Vesting of restricted stock	15	(15)	—	85	(85)	—	—
Stock based compensation	—	240	—	—	—	—	240
Net income	—	—	8,554	—	—	—	8,554
Other comprehensive income	—	—	—	—	—	288	288
Balance, December 31, 2020	$5,794	$54,510	$(8,738)	$(771)	$771	$430	$51,996

Vesting of restricted stock	28	(28)	—	41	(41)	—	—
Stock based compensation	—	332	—	—	—	—	332
Cash dividends declared ($0.14 per share)	—	—	(206)	—	—	—	(206)
Net income	—	—	12,453	—	—	—	12,453
Other comprehensive loss	—	—	—	—	—	(1,174)	(1,174)
Balance, December 31, 2021	$5,822	$54,814	$3,509	$(730)	$730	$(744)	$63,401

See accompanying notes consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2021 and 2020

(in thousands)

	Year Ended
	December 31,
	2021	2020

Cash Flows from Operating Activities
Net income	$12,453	$8,554
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	582	586
Amortization of debt issuance costs	32	32
Deferred income taxes	699	2,393
Provision for (recovery of) loan losses	(500)	950
Write-down of other real estate owned	—	16
Gain on sale of investment securities	—	(12)
Gain on sales of loans held for sale	(11,762)	(11,703)
Gain on sale of assets held for sale	—	(1)
Gain on sale of other real estate owned	(8)	(175)
Loss on sale and disposal of premises and equipment	10	—
Losses on debt extinguishment	—	696
Stock compensation expense	332	240
Proceeds from sale of mortgage loans	339,827	361,393
Origination of mortgage loans held for sale	(298,785)	(371,389)
Amortization of premiums and accretion of discounts on securities, net	261	209
Increase in bank owned life insurance	(280)	(194)
Net change in:
Interest receivable	1,698	(2,346)
Other assets	1,383	(810)
Interest payable	(126)	(27)
Other liabilities	(3,283)	4,449
Net cash provided by (used in) operating activities	42,533	(7,139)

Cash Flows from Investing Activities
Purchases of available for sale securities	(72,239)	(11,914)
Proceeds from the sale of available for sale securities	—	7,936
Proceeds from the sale of assets held for sale	—	515
Proceeds from maturities, calls and paydowns of available for sale securities	16,626	10,227
Net decrease (increase) in loans	32,884	(129,062)
Proceeds from sale of other real estate owned	344	349
Purchases of premises and equipment, net	(637)	(329)
Purchase of bank owned life insurance	(4,408)	—
Redemptions of restricted stock, net	131	1,210
Net cash used in investing activities	(27,299)	(121,068)

Cash Flows from Financing Activities
Cash dividends paid	(206)	—
Net increase in deposits	75,666	145,174
Repayments of Federal Home Loan Bank advances	—	(29,696)
Net (decrease) increase in other borrowings	(41,529)	36,213
Net cash provided by financing activities	33,931	151,691

Net increase in cash and cash equivalents	49,165	23,484
Cash and cash equivalents, beginning of period	43,451	19,967

Cash and cash equivalents, end of period	$92,616	$43,451

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$2,298	$5,156
Supplemental Schedule of Non-Cash Activities
Unrealized (losses) gains on securities available for sale	$(1,497)	$353
Right of use assets obtained in exchange for new operating lease liabilities	$243	$303
Minimum pension adjustment	$14	$14

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

Mortgage Banking and Derivatives

Loans held for sale. The Company, through the Bank’s mortgage banking subsidiary, the Mortgage Company, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. The Company uses fair value accounting for its entire portfolio of loans held for sale (“LHFS”) in accordance with Accounting Standards Codification (“ASC”) 820 - Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for identical instruments traded in the secondary mortgage loan markets in which the Company conducts business and totaled $5.1 million as of December 31, 2021, of which $5.0 million is related to unpaid principal, and totaled $34.4 million as of December 31, 2020, of which $32.9 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments. The Company, through the Mortgage Company, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments (“IRLCs”). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation.  The Company determines the fair value of IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at December 31, 2021, and totaled $471,000, with a notional amount of $18.2 million and total positions of 67 and at December 31, 2020, totaled $1.6 million, with a notional amount of $38.9 million and total positions of 150.  Changes in fair value are recorded as a component of mortgage banking income, net in the Consolidated Income Statement for the years ended December 31, 2021 and December 31, 2020.  The Company’s IRLCs are classified as Level 2. At December 31, 2021 and December 31, 2020, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b).  The fair value of forward sales commitments is reported in “Other Liabilities” in the Consolidated Balance Sheet at December 31, 2021, and totaled $651,000, with a notional amount of $24.3 million and total positions of 95, and at December 31, 2020, totaled $3.1 million, with a notional amount of $71.7 million and total positions of 289.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. Our transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2021 and 2020 and the sale of residential mortgage loans in the secondary market; the extent of which are disclosed in the Consolidated Statements of Cash Flows.

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

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contractual amount of standby letters of credit, whose contract amounts represent credit risk, was approximately $4,680,000 at December 31, 2021 and approximately $4,934,000 at December 31, 2020.

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

Troubled debt restructurings (“TDR”)

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

Loan modifications made under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), as amended by the Consolidated Appropriations Act, 2021 (the “Appropriations Act”), were suspended from TDR evaluation.

Other real estate owned

Real estate acquired through or in lieu of foreclosure is initially recorded at estimated fair value less estimated selling costs establishing a new cost basis. There were no assets held as other real estate owned as of December 31, 2021 and totaled $336,000 at December 31, 2020. Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. If fair value declines subsequent to foreclosure a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. The valuation allowance was $10,000 at December 31, 2020. Costs relating to the development and improvement of such property are capitalized when appropriate, whereas those costs relating to holding the property are expensed.

Assets held for sale

There were no assets held for sale at December 31, 2021 and 2020. The Company periodically evaluates the value of assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.

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

Supplemental Executive Retirement Plan

The Company recognizes the unfunded status of its Supplemental Executive Retirement Plan (the “SERP”) as a liability in its Consolidated Balance Sheets, measured at the projected benefit obligation as of December 31, 2021 and 2020. Net periodic pension costs are recorded each period based on actuarially determined amounts in accordance with GAAP and recognized in salaries and employment benefits in the Consolidated Statements of Income. Actuarial determinations of net periodic pension cost are based on assumptions related to discount rates, employee compensation and mortality and interest crediting rates. Other changes in the status of the plan are recorded in the year in which the changes occur through other comprehensive income.

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

Comprehensive income

Total comprehensive income consists of net income and other comprehensive income (loss). At December 31, 2021 and 2020, the accumulated other comprehensive income (loss) was comprised of unrealized gains and (losses) on securities available for sale of $(717,000) and $466,000, and unfunded pension liability of ($27,000) and ($36,000) net of tax, respectively.

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

Fair values of financial instruments

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability (exit price) shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact. See Note 18 for the methods and assumptions the Company uses in estimating fair values of financial instruments.

Revenue recognition

The Company recognizes revenue as it is earned in accordance with ASU 2014-09. The following discussion is of revenues that are within the scope of the this guidance:

●	Debit and credit interchange fee income - Card processing fees consist of interchange fees from consumer debit and credit card networks and other card related services. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur.
●	Service charges on deposit accounts - Revenue from service charges on deposit accounts is earned through deposit-related services, as well as overdraft, non-sufficient funds, account management and other deposit related fees. Revenue is recognized for these services either over time, corresponding with deposit accounts’ monthly cycle, or at a point in time for transactional related services and fees.
●	Service charges on loan accounts - Revenue from loan accounts consists primarily of fees earned on prepayment penalties. Revenue is recognized for the services at a point in time for transactional related services and fees.
●	Gains/Losses on sale of OREO - The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.
●	Gains/Losses on sale of assets held for sale – The Company records a gain or loss from the sale of assets held for sale when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of assets held for sale to the buyer, the Company assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probably. Once these criteria are met, the asset held for sale is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  ASU 2019-12 was effective for the Company on January 1, 2021 and did not have a significant impact on the consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2020-01 amends ASU 2016-01, which made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments in ASU 2020-01 clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. ASU 2020-01 was effective for the Company on January 1, 2021 and did not have a significant impact on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope.”  This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company has a team to assess ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

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

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. Entities should apply the amendments prospectively and early adoption is permitted. The Company does not expect the adoption of ASU 2021-08 to have a material impact on its consolidated financial statements.

Note 2. Investment Securities Available for Sale

The amortized cost and fair value of investment securities available for sale as of December 31, 2021 and 2020 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2021
U.S. Government agency obligations	$41,513	$22	$(536)	$40,999
Mortgage-backed securities	40,806	302	(613)	40,495
Municipals	2,271	—	(62)	2,209
Subordinated debt	11,016	90	(110)	10,996

	$95,606	$414	$(1,321)	$94,699

December 31, 2020
U.S. Government agency obligations	$8,048	$94	$—	$8,142
Mortgage-backed securities	23,412	645	(51)	24,006
Subordinated debt	8,795	37	(136)	8,696

	$40,255	$776	$(187)	$40,844

At December 31, 2021 and December 31, 2020, the Company had no investment securities pledged to secure borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”).

Gross realized gains and losses pertaining to available for sale securities are detailed as follows for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31,
	2021	2020
Gross realized gains	$—	$54
Gross realized losses	—	(42)

	$—	$12

The Company sold approximately $8,000,000 of investment securities available for sale at a gain of $12,000 in 2020. The sales of these securities, which had fixed interest rates, allowed the Company to decrease its exposure to upward movement in interest rates that would result in unrealized losses being recognized in shareholders’ equity.

Investment securities available for sale that had an unrealized loss position at December 31, 2021 and December 31, 2020 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2021
U.S. Government agency obligations	$39,617	$(536)	$—	$—	$39,617	$(536)
Mortgage-backed securities	21,911	(448)	4,518	(165)	26,429	(613)
Municipals	2,208	(62)	—	—	2,208	(62)
Subordinated debt	919	(80)	470	(30)	1,389	(110)

	$64,655	$(1,126)	$4,988	$(195)	$69,643	$(1,321)

December 31, 2020
Mortgage-backed securities	5,475	(51)	—	—	5,475	(51)
Subordinated debt	1,747	(11)	2,807	(125)	4,554	(136)

	$7,222	$(62)	$2,807	$(125)	$10,029	$(187)

As of December 31, 2021, there were $5.0 million, or five issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $195,000 and consisted of Mortgage-backed securities and subordinated debt.

As of December 31, 2020, there were $2.8 million, or five issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months.  These securities had an unrealized loss of $125,000 and consisted of subordinated debt.

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the declines in fair value are attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2021.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2021, by contractual maturity, are as follows (in thousands):

	Amortized
	Cost	Fair Value

One to five years	$40,787	$40,267
Five to ten years	16,062	16,226
More than ten years	38,757	38,206

Total	$95,606	$94,699

Note 3. Loans

Loans classified by type as of December 31, 2021 and 2020 are as follows (dollars in thousands):

	December 31, 2021		December 31, 2020
	Amount	%	Amount	%
Construction and land development
Residential	$6,805	1.29%	$8,103	1.44%
Commercial	42,344	8.05%	21,466	3.82%
	49,149	9.34%	29,569	5.26%
Commercial real estate
Owner occupied	113,108	21.48%	99,784	17.79%
Non-owner occupied	129,786	24.65%	121,184	21.60%
Multifamily	11,666	2.22%	9,889	1.75%
Farmland	977	0.19%	367	0.07%
	255,537	48.54%	231,224	41.21%
Consumer real estate
Home equity lines	17,977	3.41%	18,394	3.28%
Secured by 1-4 family residential,
First deed of trust	62,277	11.83%	57,089	10.18%
Second deed of trust	12,118	2.31%	11,097	1.98%
	92,372	17.55%	86,580	15.44%
Commercial and industrial loans
(except those secured by real estate)	100,421	19.07%	181,088	32.28%
Guaranteed student loans	25,975	4.93%	29,657	5.29%
Consumer and other	3,003	0.57%	2,885	0.51%

Total loans	526,457	100.0%	561,003	100.0%
Deferred fees and costs, net	(433)		(2,048)
Less: allowance for loan losses	(3,423)		(3,970)

	$522,601		$554,985

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the DOE. The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

PPP loans, included in commercial and industrial loans in the above table, were $32,601,000 and $136,647,000 as of December 31, 2021, and December 31, 2020, respectively.

Loans pledged as collateral with the FHLB as part of their lending arrangements with the Company totaled $35,510,000 and $65,587,000 as of December 31, 2021 and 2020, respectively.

The following is a summary of loans directly or indirectly with executive officers or directors of the Company for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020

Beginning balance	$4,672	$5,323
Additions	8,760	11,228
Effect of changes in composition of related parties	(324)	(287)
Reductions	(7,186)	(11,592)

Ending balance	$5,922	$4,672

Executive officers and directors also had unused credit lines totaling $1,364,000 and $1,507,000 at December 31, 2021 and 2020, respectively. Based on management’s evaluation all loans and credit lines to executive officers and directors were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (dollars in thousands):

	December 31,	December 31,
	2021	2020
Commercial real estate
Non-owner occupied	$286	$303
	286	303
Consumer real estate
Home equity lines	300	300
Secured by 1-4 family residential
First deed of trust	556	630
Second deed of trust	198	317
	1,054	1,247
Commercial and industrial loans
(except those secured by real estate)	19	27

Total loans	$1,359	$1,577

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

●	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
●	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
●	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and

●	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1‑4	5	6	7	Loans
December 31, 2021
Construction and land development
Residential	$6,805	$—	$—	$—	$6,805
Commercial	39,707	2,637	—	—	42,344
	46,512	2,637	—	—	49,149
Commercial real estate
Owner occupied	103,370	6,181	3,557	—	113,108
Non-owner occupied	114,168	15,332	286	—	129,786
Multifamily	11,666	—	—	—	11,666
Farmland	977	—	—	—	977
	230,181	21,513	3,843	—	255,537
Consumer real estate
Home equity lines	17,054	623	300	—	17,977
Secured by 1-4 family residential
First deed of trust	57,932	3,605	740	—	62,277
Second deed of trust	11,492	429	197	—	12,118
	86,478	4,657	1,237	—	92,372
Commercial and industrial loans
(except those secured by real estate)	98,362	1,806	253	—	100,421
Guaranteed student loans	25,975	—	—	—	25,975
Consumer and other	2,972	31	—	—	3,003

Total loans	$490,480	$30,644	$5,333	$—	$526,457

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1‑4	5	6	7	Loans
December 31, 2020
Construction and land development
Residential	$8,103	$—	$—	$—	$8,103
Commercial	21,370	96	—	—	21,466
	29,473	96	—	—	29,569
Commercial real estate
Owner occupied	88,066	9,405	2,313	—	99,784
Non-owner occupied	116,161	4,244	779	—	121,184
Multifamily	9,889	—	—	—	9,889
Farmland	367	—	—	—	367
	214,483	13,649	3,092	—	231,224
Consumer real estate
Home equity lines	17,298	796	300	—	18,394
Secured by 1-4 family residential
First deed of trust	53,731	2,212	1,146	—	57,089
Second deed of trust	9,425	1,236	436	—	11,097
	80,454	4,244	1,882	—	86,580
Commercial and industrial loans
(except those secured by real estate)	178,217	2,602	269	—	181,088
Guaranteed student loans	29,657	—	—	—	29,657
Consumer and other	2,844	41	—	—	2,885

Total loans	$535,128	$20,632	$5,243	$—	$561,003

The following tables present the aging of the recorded investment in past due loans as of the dates indicated (in thousands):

			Greater				Investment >
	30‑59 Days	60‑89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2021
Construction and land development
Residential	$—	$—	$—	$—	$6,805	$6,805	$—
Commercial	—	—	—	—	42,344	42,344	—
	—	—	—	—	49,149	49,149	—
Commercial real estate
Owner occupied	—	—	—	—	113,108	113,108	—
Non-owner occupied	—	—	—	—	129,786	129,786	—
Multifamily	—	—	—	—	11,666	11,666	—
Farmland	—	—	—	—	977	977	—
	—	—	—	—	255,537	255,537	—
Consumer real estate
Home equity lines	—	—	—	—	17,977	17,977	—
Secured by 1‑4 family residential
First deed of trust	—	—	—	—	62,277	62,277	—
Second deed of trust	—	—	—	—	12,118	12,118	—
	—	—	—	—	92,372	92,372	—
Commercial and industrial loans
(except those secured by real estate)	1,031	—	—	1,031	99,390	100,421	—
Guaranteed student loans	956	791	1,961	3,708	22,267	25,975	1,961
Consumer and other	—	—	—	—	3,003	3,003	—

Total loans	$1,987	$791	$1,961	$4,739	$521,718	$526,457	$1,961

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2020
Construction and land development
Residential	$—	$—	$—	$—	$8,103	$8,103	$—
Commercial	—	—	—	—	21,466	21,466	—
	—	—	—	—	29,569	29,569	—
Commercial real estate
Owner occupied	86	—	—	86	99,698	99,784	—
Non-owner occupied	—	—	—	—	121,184	121,184	—
Multifamily	—	—	—	—	9,889	9,889	—
Farmland	—	—	—	—	367	367	—
	86	—	—	86	231,138	231,224	—
Consumer real estate
Home equity lines	—	—	—	—	18,394	18,394	—
Secured by 1-4 family residential
First deed of trust	133	—	—	133	56,956	57,089	—
Second deed of trust	—	57	—	57	11,040	11,097	—
	133	57	—	190	86,390	86,580	—
Commercial and industrial loans
(except those secured by real estate)	25	—	—	25	181,063	181,088	—
Guaranteed student loans	1,428	1,009	2,193	4,630	25,027	29,657	2,193
Consumer and other	1	—	—	1	2,884	2,885	—

Total loans	$1,673	$1,066	$2,193	$4,932	$556,071	$561,003	$2,193

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

	December 31, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate
Owner occupied	$4,776	$4,791	$—	$2,780	$2,795	$—
Non-owner occupied	1,458	1,458	—	1,991	1,991	—
	6,234	6,249	—	4,771	4,786	—
Consumer real estate
Home equity lines	300	300	—	300	300	—
Secured by 1‑4 family residential
First deed of trust	1,873	1,873	—	1,937	1,940	—
Second deed of trust	238	406	—	699	992	—
	2,411	2,579	—	2,936	3,232	—
Commercial and industrial loans
(except those secured by real estate)	185	185	—	141	141	—
	8,830	9,013	—	7,848	8,159	—

With an allowance recorded
Commercial real estate
Owner occupied	267	267	4	1,125	1,125	9
	267	267	4	1,125	1,125	9
Consumer real estate
Secured by 1-4 family residential
First deed of trust	146	146	7	74	74	8
	146	146	7	74	74	8
	413	413	11	1,199	1,199	17

Total
Owner occupied	5,043	5,058	4	3,905	3,920	9
Non-owner occupied	1,458	1,458	—	1,991	1,991	—
	6,501	6,516	4	5,896	5,911	9
Consumer real estate
Home equity lines	300	300	—	300	300	—
Secured by 1-4 family residential,
First deed of trust	2,019	2,019	7	2,011	2,014	8
Second deed of trust	238	406	—	699	992	—
	2,557	2,725	7	3,010	3,306	8
Commercial and industrial loans
(except those secured by real estate)	185	185	—	141	141	—
	$9,243	$9,426	$11	$9,047	$9,358	$17

The following is a summary of average recorded investment in impaired loans with and without valuation allowance and interest income recognized on those loans for periods indicated (in thousands):

	December 31,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Commercial	$—	$—	$221	$—
	—	—	221	—
Commercial real estate
Owner occupied	5,068	159	3,189	124
Non-owner occupied	1,767	86	1,980	89
	6,835	245	5,169	213
Consumer real estate
Home equity lines	300	25	300	23
Secured by 1-4 family residential
First deed of trust	1,924	93	2,069	66
Second deed of trust	574	23	802	46
	2,798	141	3,171	135
Commercial and industrial loans
(except those secured by real estate)	195	1	151	1
	9,828	387	8,712	349

With an allowance recorded
Commercial real estate
Owner occupied	67	19	913	32
	67	19	913	32
Consumer real estate
Secured by 1-4 family residential
First deed of trust	149	4	76	4
Second deed of trust	—	—	26	—
	149	4	102	4
Commercial and industrial loans
(except those secured by real estate)	—	—	129	—
Consumer and other	—	—	—	—
	216	23	1,144	36

Total
Construction and land development
Commercial	—	—	221	—
	—	—	221	—
Commercial real estate
Owner occupied	5,135	178	4,102	156
Non-owner occupied	1,767	86	1,980	89
	6,902	264	6,082	245
Consumer real estate
Home equity lines	300	25	300	23
Secured by 1-4 family residential,
First deed of trust	2,073	97	2,145	70
Second deed of trust	574	23	828	46
	2,947	145	3,273	139
Commercial and industrial loans
(except those secured by real estate)	195	1	280	1
Consumer and other	—	—	—	—
	$10,044	$410	$9,856	$385

As of December 31, 2021 and 2020, the Company had impaired loans of $1,359,000 and $1,577,000, respectively, which were on nonaccrual status. These loans had no valuation allowances as of December 31, 2021 and December 31, 2020. Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $88,000 and $84,000 for 2021 and 2020, respectively.

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

An accruing loan that is modified in a TDR can remain in accrual status if, based on a current well-documented credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical repayment performance for a reasonable period before modification.  The following is a summary of performing and nonaccrual TDRs and the related specific valuation allowance by portfolio segment as of December 31, 2021 and 2020 (dollars in thousands).

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2021
Commercial real estate
Owner occupied	$3,243	$3,243	$—	$4
Non-owner occupied	1,458	1,172	286	—
	4,701	4,415	286	4
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,666	1,279	387	7
Second deeds of trust	99	40	59	—
	1,765	1,319	446	7
Commercial and industrial loans
(except those secured by real estate)	19	—	19	—
	$6,485	$5,734	$751	$11

Number of loans	28	23	5	3

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2020

Commercial real estate
Owner occupied	$3,396	$3,396	$—	$9
Non-owner occupied	1,991	1,688	303	—
	5,387	5,084	303	9
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,460	910	550	8
Second deeds of trust	617	556	61	—
	2,077	1,466	611	8
Commercial and industrial loans
(except those secured by real estate)	27	—	27	—
	$7,491	$6,550	$941	$17

Number of loans	34	27	7	2

The following table provides information about TDRs identified during the indicated periods (dollars in thousands).

	Year Ended			Year Ended
	December 31, 2021			December 31, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Commercial real estate Non-owner occupied	—	$—	$—	1	$311	$311

Secured by 1-4 family residential
First deed of trust	1	267	267	—	—	—
	1	$267	$267	1	$311	$311

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no defaults on TDRs that were modified as TDRs during the twelve-month periods ended December 31, 2021 and 2020.

The CARES Act, as amended by the Appropriations Act, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. As of December 31, 2021, all previously modified loans had returned to contractual payment terms. As of December 31, 2020, the Company had approximately $38.0 million in loans still under their modified terms. The Company’s modification program primarily included payment deferrals and interest only modifications.

Note 4. Allowance for Loan Losses

Activity in the allowance for loan losses was as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2021
Construction and land development
Residential	$214	$(157)	$—	$—	$57
Commercial	285	(56)	—	—	229
	499	(213)	—	—	286
Commercial real estate
Owner occupied	1,047	(214)	—	—	833
Non-owner occupied	1,421	(352)	—	14	1,083
Multifamily	47	(12)	—	—	35
Farmland	2	—	—	—	2
	2,517	(578)	—	14	1,953
Consumer real estate
Home equity lines	24	(23)	—	11	12
Secured by 1-4 family residential
First deed of trust	166	(54)	—	11	123
Second deed of trust	79	1	(84)	51	47
	269	(76)	(84)	73	182
Commercial and industrial loans
(except those secured by real estate)	408	47	—	31	486
Student loans	87	13	(35)	—	65
Consumer and other	36	39	(46)	—	29
Unallocated	154	268	—	—	422

	$3,970	$(500)	$(165)	$118	$3,423

Year Ended December 31, 2020
Construction and land development
Residential	$48	$141	$—	$25	$214
Commercial	137	148	—	—	285
	185	289	—	25	499
Commercial real estate
Owner occupied	671	376	—	—	1,047
Non-owner occupied	831	590	—	—	1,421
Multifamily	85	(38)	—	—	47
Farmland	2	—	—	—	2
	1,589	928	—	—	2,517
Consumer real estate
Home equity lines	271	(247)	—	—	24
Secured by 1-4 family residential
First deed of trust	343	(190)	—	13	166
Second deed of trust	64	45	(85)	55	79
	678	(392)	(85)	68	269
Commercial and industrial loans
(except those secured by real estate)	572	(58)	(135)	29	408
Student loans	108	27	(48)	—	87
Consumer and other	30	26	(24)	4	36
Unallocated	24	130	—	—	154

	$3,186	$950	$(292)	$126	$3,970

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

The Company recorded a recovery of provision expense of $500,000 for the year ended December 31, 2021, compared to a provision for loan losses expense of $950,000 for the year ended December 31, 2020. The recovery of provision for the year ended December 31, 2021, resulted from a reduction in qualitative factors which was driven by improving economic factors, improved credit metrics, and elimination of COVID-19 related loan deferrals. The provision for loan losses for the year ended December 31, 2020, was driven primarily by an increase in the qualitative factors as a result of the continued economic uncertainty surrounding COVID-19. While the Delta and Omicron variants of the COVID-19 virus remain a risk to credit quality, we believe our current level of allowance for loan losses is adequate to cover incurred losses.

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance.  We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in calculation of the allowance. The allowance for loan losses included an unallocated portion of approximately $422,000 and $154,000 at December 31, 2021 and December 31, 2020, respectively.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Year Ended December 31, 2021
Construction and land development
Residential	$57	$—	$57	$6,805	$—	$6,805
Commercial	229	—	229	42,344	—	42,344
	286	—	286	49,149	—	49,149
Commercial real estate
Owner occupied	833	4	829	113,108	5,043	108,065
Non-owner occupied	1,083	—	1,083	129,786	1,458	128,328
Multifamily	35	—	35	11,666	—	11,666
Farmland	2	—	2	977	—	977
	1,953	4	1,949	255,537	6,501	249,036
Consumer real estate
Home equity lines	12	—	12	17,977	300	17,677
Secured by 1-4 family residential
First deed of trust	123	7	116	62,277	2,019	60,258
Second deed of trust	47	—	47	12,118	238	11,880
	182	7	175	92,372	2,557	89,815
Commercial and industrial loans
(except those secured by real estate)	486	—	486	100,421	185	100,236
Student loans	65	—	65	25,975	—	25,975
Consumer and other	451	—	451	3,003	—	3,003

	$3,423	$11	$3,412	$526,457	$9,243	$517,214

Year Ended December 31, 2020
Construction and land development
Residential	$214	$—	$214	$8,103	$—	$8,103
Commercial	285	—	285	21,466	—	21,466
	499	—	499	29,569	—	29,569
Commercial real estate
Owner occupied	1,047	9	1,038	99,784	3,905	95,879
Non-owner occupied	1,421	—	1,421	121,184	1,991	119,193
Multifamily	47	—	47	9,889	—	9,889
Farmland	2	—	2	367	—	367
	2,517	9	2,508	231,224	5,896	225,328
Consumer real estate
Home equity lines	24	—	24	18,394	300	18,094
Secured by 1-4 family residential
First deed of trust	166	8	158	57,089	2,011	55,078
Second deed of trust	79	—	79	11,097	699	10,398
	269	8	261	86,580	3,010	83,570
Commercial and industrial loans
(except those secured by real estate)	408	—	408	181,088	141	180,947
Student loans	87	—	87	29,657	—	29,657
Consumer and other	190	—	190	2,885	—	2,885

	$3,970	$17	$3,953	$561,003	$9,047	$551,956

Note 5. Premises and Equipment

The following is a summary of premises and equipment as of December 31, 2021 and 2020 (in thousands):

	2021	2020

Land	$4,352	$4,352
Buildings and improvements	11,159	10,796
Furniture, fixtures and equipment	7,826	7,614
Total premises and equipment	23,337	22,762
Less: Accumulated depreciation and amortization	(11,513)	(10,983)

Premises and equipment, net	$11,824	$11,779

Depreciation and amortization of premises and equipment for 2021 and 2020 amounted to $582,000 and $586,000, respectively.

Note 6. Investment in Bank Owned Life Insurance

The Bank is owner and designated beneficiary on life insurance policies in the aggregate face amount of $21,583,000 covering certain of its directors and executive officers. The earnings from these policies are used to offset expenses related to retirement plans. The cash surrender value of these policies at December 31, 2021 and 2020 was approximately $12,494,000 and $7,806,000, respectively.

Note 7. Deposits

Deposits as of December 31, 2021 and 2020 were as follows (dollars in thousands):

	December 31, 2021		December 31, 2020
	Amount	%	Amount	%

Demand accounts	$268,804	40.5%	$222,305	37.8%
Interest checking accounts	89,599	13.5%	70,342	11.9%
Money market accounts	187,942	28.3%	152,726	26.0%
Savings accounts	54,106	8.1%	38,083	6.5%
Time deposits of $250,000 and over	6,977	1.1%	16,014	2.7%
Other time deposits	56,620	8.5%	88,912	15.1%

Total	$664,048	100.0%	$588,382	100.0%

The following are the scheduled maturities of time deposits as of December 31, 2021 (in thousands):

		Greater Than
Year Ending	Less Than	or Equal to
December 31,	$250,000	$250,000	Total

2022	$35,501	$6,181	$41,682
2023	10,338	796	11,134
2024	4,094	—	4,094
2025	1,957	—	1,957
2026	4,730	—	4,730

Total	$56,620	$6,977	$63,597

Deposits held at the Company by related parties, which include officers, directors, greater than 5% shareholders and companies in which directors of the board have a significant ownership interest, approximated $13,599,000 and $14,159,000 at December 31, 2021 and 2020, respectively.

Note 8. Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $353,000 in FHLB stock at December 31, 2021 and $484,000 at December 31, 2020, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. FHLB borrowings are secured by the pledge of commercial loans and 1-4 family residential loans. The Company had no outstanding FHLB advances at December 31, 2021 or December 31, 2020.

Through the Federal Reserve Bank of Richmond, the Company could borrow funds through the Payment Protection Program Liquidity Fund (“PPPLF”) which were secured by the Company’s PPP loans. The PPPLF ceased extending credit on July 30, 2021.  The Company did not have outstanding advances under the PPPLF at December 31, 2021 and had $41.5 million in outstanding advances under the PPPLF at December 31, 2020.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs.  Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  There were no borrowings against the lines at December 31, 2021 or December 31, 2020.

The Company’s unused lines of credit for future borrowings total approximately $65.3 million at December 31, 2021, which consists of $22.5 million available from the FHLB, $10 million on revolving bank line of credit, $7.8 million under secured federal funds agreements with third party financial institutions, and $25 million in repurchase lines of credit with third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank of Richmond or the FHLB above the current lendable collateral value.

Information related to borrowings as of December 31, 2021 and 2020 is as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020

Maximum outstanding during the year
Federal Funds Purchased	$4,982	$4,559
FHLB advances	—	51,000
PPPLF	41,529	45,120
Balance outstanding at end of year
Federal Funds Purchased	—	—
FHLB advances	—	—
PPPLF	—	41,529
Average amount outstanding during the year
Federal Funds Purchased	55	91
FHLB advances	—	27,785
PPPLF	5,601	28,857
Average interest rate during the year
Federal Funds Purchased	0.05%	1.65%
FHLB advances	—%	2.17%
PPPLF	0.35%	0.35%
Average interest rate at end of year
Federal Funds Purchased	—%	—%
FHLB advances	—%	—%
PPPLF	—%	0.35%

Note 9. Income Taxes

The following summarizes the tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31, 2021 and 2020 (in thousands):

	2021	2020
Deferred tax assets
Net operating loss carryforward	$—	$217
Capital loss carryforward	25	25
Allowance for loan losses	719	834
Deferred Cost, net of fees	91	430
Unrealized loss on available for sale securities	190	—
Interest on nonaccrual loans	18	18
Expenses and writedowns related to foreclosed property	—	66
Stock compensation	37	34
Employee benefits	810	794
Pension expense	—	3
Depreciation	27	31
Lease obligation	3	3
Other, net	48	26

Total deferred tax assets	1,968	2,481

Deferred tax liabilities
Unrealized gain on available for sale securities	—	124
Pension expense	1	—
Total deferred tax liabilities	1	124

Net deferred tax asset	$1,967	$2,357

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

The income tax expense charged to operations for the years ended December 31, 2021 and 2020 consists of the following (in thousands):

	2021	2020

Current tax expense	$2,721	$92
Deferred tax expense	699	2,393

Provision for income taxes	$3,420	$2,485

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020

Net income before income taxes	$15,873	$11,039

Computed "expected" tax expense	$3,333	$2,318
State taxes, net of federal	173	201
Cash surrender value of life insurance	(59)	(41)
Other	(27)	7

Provision for income taxes	$3,420	$2,485

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense, within other operating expense, of approximately $519,000 and $439,000 for the years ended December 31, 2021 and 2020, respectively. With few exceptions, the Company is no longer subject to U.S. Federal, State, or local income tax examinations by tax authorities for years prior to 2018.

Note 10. Earnings per Share

The following table presents the basic and diluted earnings per share computations (dollars in thousands except per share data):

	Year Ended December 31,
	2021	2020
Numerator
Net income - basic and diluted	$12,453	$8,554

Denominator
Weighted average shares outstanding - basic	1,468	1,459
Dilutive effect of common stock options	—	—

Weighted average shares outstanding - diluted	1,468	1,459

Earnings per share - basic	$8.48	$5.86
Earnings per share - diluted	$8.48	$5.86

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

The vesting of 5,793 and 6,573 restricted stock units outstanding as of December 31, 2021 and 2020, respectively, are dependent upon meeting certain performance criteria. As of December 31, 2021 and December 31, 2020, it was indeterminable whether these non-vested restricted stock units will vest and as such those shares are excluded from common shares issued and outstanding at each date and are not included in the computation of earnings per share for any period presented.

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. Stock options for 406 and 592 shares were not included in computing diluted earnings per share at December 31, 2021 and 2020, respectively, because their effects were anti-dilutive.

Note 11. Lease Commitments

The following tables present information about the Company’s leases (dollars in thousands):

	For the years ended December 31,
	2021	2020
Lease liabilities	$801	$930
Right-of-use assets	$787	$916
Weighted average remaining lease term	5.57	5.05
Weighted average discount rate	1.94%	2.39%

	For the years ended December 31,
	2021	2020
Lease cost
Operating lease cost	$358	$427
Total lease cost	$358	$427

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

As of
December 31, 2021
Lease payments due
Twelve months ending December 31, 2022	$193
Twelve months ending December 31, 2023	144
Twelve months ending December 31, 2024	144
Twelve months ending December 31, 2025	134
Twelve months ending December 31, 2026	82
Thereafter	139
Total undiscounted cash flows	$836
Discount	35
Lease liabilities	$801

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2021 and 2020 was $367,000 and $378,000, respectively. The Company recognized lease expense of $358,000 and $427,000 for each of the years ended December 31, 2021 and 2020, respectively.

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

At December 31, 2021 and 2020, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	December 31,	December 31,
	2021	2020

Undisbursed credit lines	$103,125	$107,130
Commitments to extend or originate credit	18,551	38,910
Standby letters of credit	4,680	4,934

Total commitments to extend credit	$126,356	$150,974

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

Note 13. Shareholders’ Equity and Regulatory Matters

Accumulated Other Comprehensive Income (Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes (benefit) of $(198,000) and $114,000 as of December 31, 2021 and 2020, respectively (in thousands):

	Year Ended December 31,
	2021	2020

Net unrealized gains (losses) on securities	$(717)	$466
Net unrecognized losses on defined benefit plan	(27)	(36)
Total accumulated other comprehensive income (loss)	$(744)	$430

Regulatory Matters

The Company meets the eligibility criteria of a small bank holding company in accordance with the Board of Governors of the Federal Reserve System’s (the “Federal Reserve”) Small Bank Holding Company Policy Statement (the “SBHC

Policy Statement”). Under the SBHC Policy Statement, qualifying bank holding companies, with total consolidated assets of less than $3 billion such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (the “Basel III Capital Rules”).  The SBHC Policy Statement does not apply to the Bank and the Bank must comply with the Basel III Capital Rules.

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

The Basel III Capital Rules require banks to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the minimum plus conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of December 31, 2021, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950. To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. As of December 31, 2021, the Bank exceeded the minimum ratios to be classified as well capitalized.

On September 17, 2019, the federal bank regulators issued a final rule required by the Economic Growth, Regulatory, Relief, and Consumer Protection Act of 2018 that permits qualifying banks and bank holding companies that have less than $10 billion of assets, like the Company and the Bank, to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which became effective January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. In April 2020, as required by the Coronavirus Aid, Relief, and Economic Security Act, which was passed in response to the COVID-19 pandemic, federal bank regulators issued two interim final rules related to the CBLR framework.  One interim final rule provided that, as of the second quarter of 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework.  It also established a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provided a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement.  It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintained a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.  The Bank elected not to opt into the CBLR framework as of December 31, 2021, and 2020.

The capital amounts and ratios at December 31, 2021 and 2020 for the Bank are presented in the table below (dollars in thousands):

			For Capital
			Requirements
	Actual		Including Conservation Buffer (1)		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2021
Total capital (to risk- weighted assets) Village Bank	$77,547	14.66%	$55,558	10.50%	$52,912	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	74,124	14.01%	44,975	8.50%	42,330	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	74,124	9.86%	30,068	4.00%	37,585	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	74,124	14.01%	37,038	7.00%	34,393	6.50%

December 31, 2020
Total capital (to risk- weighted assets) Village Bank	$65,723	14.20%	$45,582	10.50%	$46,269	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	61,753	13.35%	39,329	8.50%	37,015	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	61,753	9.28%	26,607	4.00%	33,259	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	61,753	13.35%	32,388	7.00%	30,075	6.50%

(1) Basel III Capital Rules require banking organizations to maintain a minimum CETI ratio of 4.5%, plus a 2.5% capital conservation buffer; a minimum Tier 1 capital ratio of 6%, plus a 2.5% capital conservation buffer; a minimum, total risk-based capital ratio of 8%, plus a 2.5% conservation buffer; and a minimum Tier leverage ratio of 4.0%

Note 14. Stock Incentive Plans

In accordance with accounting standards, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award rather than disclosed in the financial statements.

The following table summarizes options outstanding under the Company’s stock incentive plans at the indicated dates:

	Year Ended December 31,
	2021				2020
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	734	$25.63	$9.76		734	$25.63	$9.76
Granted	—	—	—		—	—	—
Forfeited	—	—	—		—	—	—
Exercised	—	—	—		—	—	—
Options outstanding, end of period	734	$25.63	$9.76	$—	734	$25.63	$9.76	$—
Options exercisable, end of period	734				734

The following table summarizes information about stock options outstanding at December 31, 2021:

	Outstanding			Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$25.28-$25.76	734	1.56	$25.63	734	$25.63

	734	1.56	25.63	734	25.63

During 2021, we granted certain officers time-based restricted shares of common stock and performance-based restricted stock units.  The time-based restricted shares vest ratably over a three year period provided the officer is employed with the Company on the applicable vesting date.  The performance-based units, which have a two-year performance period that began on January 2, 2022, vest based on the Company’s achievement of performance targets related to return on tangible common equity over the performance period, with possible payouts ranging from 0% to 150% of the target awards.

During 2020, we granted certain officers time-based restricted shares of common stock and performance-based restricted stock units.  The time-based restricted shares vest ratably over a three year period provided the officer is employed with the Company on the applicable vesting date.  The performance-based units, which have a two-year performance period that began on January 2, 2021, vest based on the Company’s achievement of performance targets related to return on tangible common equity and the adversely classified items ratio over the performance period, with possible payouts ranging from 0% to 150% of the target awards.

The total number of shares underlying non-vested restricted stock was 23,734 and 25,247 at December 31, 2021 and 2020, respectively. The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period. Unamortized stock-based compensation expense related to non-vested share-based compensation arrangements granted under the stock incentive plan as of December 31, 2021 and 2020 was $688,000 and $593,000, respectively. The time-based unrecognized compensation expense of $591,000 is expected to be recognized over a weighted average period of 2.23 years. During 2021, there were no forfeitures of shares of restricted stock awards. During 2020, there were forfeitures of 1,094 shares of restricted stock awards.

A summary of changes in the Company’s non-vested restricted stock awards for the year follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair-Value	Value

December 31, 2020	25,247	$30.88	$1,460,539
Granted	6,724	54.48	—
Vested	(8,838)	31.26	(511,278)
Forfeited	—	—	—
Other(1)	601	31.86	34,768

December 31, 2021	23,734	$37.45	$1,373,012
(1)	Represents the incremental increase in shares that vested based on the restricted stock units vesting at the maximum potential value as opposed to the targeted value of the award.

Stock-based compensation expense was $332,000 and $240,000 for the years ended December 31, 2021 and 2020, respectively.

Note 15. Trust Preferred Securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate was 2.36% and 2.38% at December 31, 2021 and 2020, respectively. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at December 31, 2021 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly–owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts and is also payable quarterly. The interest rate was 1.61% and 1.63% at December 31, 2021 and 2020, respectively. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at December 31, 2021 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 16. Subordinated Debt Offering

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrue interest at a fixed rate of 6.50% for the first five years until March 31, 2023; thereafter, the subordinated notes will accrue interest at an annual floating rate equal to three-month LIBOR plus a spread of 3.73% until maturity or early redemption. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. At December 31, 2021 and 2020, the carrying value of the notes totaled $5,660,000 and $5,628,000, respectively.

Note 17. Retirement Plans

401K Plan: The Bank provides a qualified 401K plan to all eligible employees which is administered through the Virginia Bankers Association Benefits Corporation. Employees are eligible to participate in the plan after three months of employment. Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction. Due to economic conditions at the time, the Bank ceased its matching program in 2009; however, beginning January 2013, the Bank reinstituted the 401K match. The Bank provided a matching contribution of 100% of the first 1% the participant contributes, and then 50% of the next 5% of their salary, totaling a maximum 3.5%. Participants are always fully vested in their own contributions, and the Bank’s matching contributions vest 100% after two years of service. Total contributions to the plan for the years ended December 31, 2021 and 2020 were $424,000, and $420,000, respectively.

Supplemental Executive Retirement Plan: The Bank established the Village Bank SERP on January 1, 2005 to provide supplemental retirement income to certain executive officers as designated by the Personnel Committee, later replaced by the Compensation Committee, and approved by the board of directors. The SERP is an unfunded employee pension plan under the provisions of the Employee Retirement Income Security Act of 1974. An eligible employee, once designated by the Committee and approved by the board of directors in writing to participate in the SERP, becomes a participant in the SERP 60 days following such approval (unless an earlier participation date is approved). The retirement benefit to be received by a participant is determined by the Committee and approved by the board of directors and is payable in equal monthly installments over the period specified in the SERP for each respective participant, commencing on the first day of the month following a participant’s retirement or termination of employment, provided the participant has been employed by the Bank for a minimum of 10 years. The Compensation Committee, in its sole discretion, may choose to treat a participant who has experienced a termination of employment on or after attaining age 65 but prior to completing his service requirement as having completed his service requirement. At December 31, 2021 and 2020, the Bank’s liability under the SERP was $2,523,000 and $2,524,000, respectively, and expense for the years ended December 31, 2021 and 2020 was $153,000 and $133,000, respectively. The increase in other comprehensive income related to the minimum pension adjustment was $9,000 net of tax for the years ended December 31, 2021 and 2020. The increase in cash surrender value of the bank owned life insurance related to the participants was $4,688,000 and $194,000 for the years ended December 31, 2021 and 2020, respectively.

Directors’ Deferral Plan: The Bank established the Village Bank Outside Directors Deferral Plan (the “Directors Deferral Plan”) on January 1, 2005 under which non-employee directors of the Bank have the opportunity to defer receipt of all or a portion of certain compensation until retirement or departure from the board of directors. Deferral of compensation under the Directors Deferral Plan is voluntary by non-employee directors and to participate in the plan a director must file a deferral election as provided in the plan. A director shall become an active participant with respect to a plan year (as defined in the plan) only if he is expected to have compensation during the plan year and he timely files a deferral election. A separate account is established for each participant in the plan and each account shall, in addition to compensation deferred at the election of the participant, be credited with interest on the balance of the account, the rate of such interest to be established by the board of directors in its sole discretion at the beginning of each plan year. For those directors electing to purchase stock, the obligation will only be settled by delivery of the fixed number of shares they purchased. At December 31, 2021 and 2020, the Bank’s liability under the Directors Deferral Plan was $631,000 and $524,000, respectively, and expense for the years ended December 31, 2021 and 2020 was $112,000 and $111,000, respectively. In the first quarter of 2015 and the fourth quarter of 2013, certain directors elected to purchase common stock with funds from their deferred compensation accounts causing the December 31, 2015 and December 31, 2013 liability to be lower than the December 31, 2014 liability. A rabbi trust was established to hold the shares. At December 31, 2021 and 2020, the trust held 32,785 and 37,290 shares, respectively, of Company common stock totaling $730,000 and $771,000, respectively.

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

Impaired loans: The Company does not record loans held for investment at fair value on a recurring basis. However, there are instances when a loan is considered impaired and an allowance for loan losses is established. The Company measures impairment either based on the fair value of the loan using the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent, or using the present value of expected future cash flows discounted at the loan’s effective interest rate, which is not a fair value measurement. The Company maintains a valuation allowance to the extent that this measure of the impaired loan is less than the recorded investment in the loan. When an impaired loan is measured at fair value based solely on observable market prices or a current appraisal without further adjustment for unobservable inputs, the Company records the impaired loan as a nonrecurring fair value measurement classified as Level 2. However, if based on management’s review, additional discounts to observed market prices or appraisals are required or if observable inputs are not available, the Company records the impaired loan as a nonrecurring fair value measurement classified as Level 3. Impaired loans that are measured based on expected future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest, are not recorded at fair value and are therefore excluded from fair value disclosure requirements.

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

Other Real Estate Owned ("OREO"): OREO assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Subsequently, OREO assets are carried at the lower of cost or fair value less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (in thousands):

	Fair Value Measurement
	at December 31, 2021 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$40,999	$—	$40,999	$—
Mortgage-backed securities	40,495	—	40,495	—
Municipals	2,209	—	2,209	—
Subordinated debt	10,996	—	9,246	1,750
Loans held for sale	5,141	—	5,141	—
IRLC	471	—	471	—

Financial Liabilities - Recurring
Forward sales commitment	651	—	651	—

	Fair Value Measurement
	at December 31, 2020 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$8,142	$—	$8,142	$—
Mortgage-backed securities	24,006	—	24,006	—
Subordinated debt	8,696	—	8,446	250
Loans held for sale	34,421	—	34,421	—
IRLC	1,552	—	1,552	—

Financial Liabilities - Recurring
Forward sales commitment	3,105	—	3,105	—

Financial Assets - Non-Recurring
Other real estate owned	336	—	—	336

The following table presents qualitative information about Level 3 fair value measurements for financial instruments measured at fair value for the year ended December 31, 2020 (dollars in thousands). There were no such instruments at December 31, 2021:

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

The following tables reflect the carrying amounts and estimated fair values of the Company's financial instruments whether or not recognized on the Consolidated Balance Sheet at fair value.

		December 31,		December 31,
		2021		2020
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value

	(In thousands)
Financial assets
Cash	Level 1	$13,444	$13,444	$12,709	$12,709
Cash equivalents	Level 2	80,545	80,545	30,742	30,742
Investment securities available for sale	Level 2	92,949	92,949	40,594	40,594
Investment securities available for sale	Level 3	1,750	1,750	250	250
Federal Home Loan Bank stock	Level 2	353	353	484	484
Loans held for sale	Level 2	5,141	5,141	34,421	34,421
Loans	Level 3	526,457	526,668	561,003	562,362
Other real estate owned	Level 3	—	—	336	336
Bank owned life insurance	Level 2	12,494	12,494	7,806	7,806
Accrued interest receivable	Level 2	3,245	3,245	4,943	4,943
Interest rate lock commitments	Level 2	471	471	1,552	1,552

Financial liabilities
Deposits	Level 2	664,048	663,898	588,382	589,017
Trust preferred securities	Level 2	8,764	9,554	8,764	9,697
Other borrowings	Level 2	5,660	5,660	47,157	47,157
Accrued interest payable	Level 2	68	68	194	194
Forward sales commitment	Level 2	651	651	3,105	3,105

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

The following table presents segment information as of and for the years ended December 31, 2021 and 2020 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2021

Revenues
Interest income	$27,282	$409	$(24)	$27,667
Gain on sale of loans	—	11,762	—	11,762
Other revenues	3,001	864	(281)	3,584
Total revenues	30,283	13,035	(305)	43,013

Expenses
Provision for (recovery of) loan losses	(500)	—	—	(500)
Interest expense	2,172	24	(24)	2,172
Salaries and benefits	9,942	4,163	—	14,105
Commissions	—	3,004	—	3,004
Other expenses	7,314	1,326	(281)	8,359
Total operating expenses	18,928	8,517	(305)	27,140

Income before income taxes	11,355	4,518	—	15,873
Income tax expense	2,471	949	—	3,420
Net income	$8,884	$3,569	$—	$12,453

Total assets	$760,653	$19,673	$(31,925)	$748,401

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2020

Revenues
Interest income	$25,404	$581	$(159)	$25,826
Gain on sale of loans	—	11,703	—	11,703
Other revenues	2,688	1,408	(242)	3,854
Total revenues	28,092	13,692	(401)	41,383

Expenses
Provision for loan losses	950	—	—	950
Interest expense	4,433	159	(159)	4,433
Salaries and benefits	8,867	4,053	—	12,920
Commissions	—	3,312	—	3,312
Other expenses	7,784	1,187	(242)	8,729
Total operating expenses	22,034	8,711	(401)	30,344

Income before income taxes	6,058	4,981	—	11,039
Income tax expense	1,439	1,046	—	2,485
Net income	$4,619	$3,935	$—	$8,554

Total assets	$704,258	$18,604	$(16,626)	$706,236

Note 20.Parent Corporation Only Financial Statements

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Balance Sheet

(in thousands)

	December 31,	December 31,
	2021	2020

Assets
Cash and due from banks	$1,647	$1,549
Investment in subsidiaries	73,380	62,183
Investment in special purpose subsidiary	264	264
Prepaid expenses and other assets	2,585	2,438

	$77,876	$66,434

Liabilities and Shareholders’ Equity
Liabilities
Balance due to nonbank subsidiaries	$8,764	$8,764
Other borrowings	5,660	5,628
Accrued interest payable	46	46
Other liabilities	5	—
Total liabilities	14,475	14,438

Shareholders’ equity
Common stock	5,822	5,794
Additional paid-in capital	54,814	54,510
Retained Earnings (Accumulated deficit)	3,509	(8,738)
Stock in directors rabbi trust	(730)	(771)
Directors deferred fees obligation	730	771
Accumulated other comprehensive income (loss)	(744)	430
Total stockholders’ equity	63,401	51,996

	$77,876	$66,434

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Operations and Comprehensive Income

Years Ended December 31, 2021 and 2020

(in thousands)

	2021	2020

Income
Interest income	$4	$4
Dividends received from subsidiaries	950	1,250
Total Income	954	1,254

Interest expense
Interest on borrowed funds	575	631
Total interest expense	575	631

Net interest expense	379	623

Noninterest expense
Supplies	30	30
Professional and outside services	33	39
Other	44	43
Total noninterest expense	107	112
Net income before undistributed income of subsidiary	272	511
Undistributed income of subsidiary	12,039	7,888
Net income before income tax benefit	12,311	8,399
Income tax benefit	(142)	(155)

Net income	$12,453	$8,554

Total comprehensive income	$11,279	$8,842

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Cash Flows

Years Ended December 31, 2021 and 2020

(in thousands)

	2021	2020

Cash Flows from Operating Activities
Net income	$12,453	$8,554
Adjustments to reconcile net income to net cash used in operating activities
Amortization of debt issuance costs	32	33
Undistributed income of subsidiary	(12,989)	(9,138)
Net change in:
Other assets	(147)	(154)
Other liabilities	5	(3)
Net cash used in operating activities	(646)	(708)

Cash Flows from Investing Activities
Dividend from subsidiary	950	1,250
Net cash provided by investing activities	950	1,250

Cash Flows from Financing Activities
Cash dividends paid	(206)	—
Net cash used in financing activities	(206)	—
Net increase in cash	98	542
Cash, beginning of year	1,549	1,007

Cash, end of year	$1,647	$1,549

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm, Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613), regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be disclosed in this Item 10 is contained in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors,” “Security Ownership” and “Corporate Governance and the Board of Directors,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed in this Item 11 is contained in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders under the captions “Corporate Governance and the Board of Directors” and “Executive Compensation.” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required to be disclosed in this Item 12 is contained in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Security Ownership,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in this Item 13 is contained in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders under the captions “Corporate Governance and the Board of Directors” and “Executive Compensation,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed in this Item 14 is contained in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders under the caption “Audit Information,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit Number	Description
10.5

Employment Agreement, dated September 4, 2020, by and between Village Bank and Max C. Morehead, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2020).*

10.6

Employment Agreement, dated February 22, 2022, by and between Village Bank and Trust Financial Corp. and Donald M. Kaloski, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2022).*

10.7

Change of Control Agreement, dated August 24, 2020, by and between Village Bank and Christy F. Quesenbery (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2020).*

10.8

Amended and Restated Change of Control Agreement, dated February 22, 2022, by and between Village Bank and James C. Winn (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2022).*

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

Exhibit Number	Description
10.15	Outside Directors Deferral Plan, as amended and restated effective November 19, 2013.*
10.16	Supplemental Executive Retirement Plan, as amended and restated effective November 27, 2018.*
10.17	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2018).
21	Subsidiaries of Village Bank and Trust Financial Corp.
23.1	Consent of Yount, Hyde & Barbour, P.C. Accounting Firm.
31.1	Section 302 Certification by Chief Executive Officer.
31.2	Section 302 Certification by Chief Financial Officer.
32	Section 906 Certification.
101

The following materials from the Village Bank and Trust Financial Corp. Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline eXtensible Business Reporting (iXBRL) (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

* Management contracts and compensatory plans and arrangements.

ITEM 16. FORM 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: March 25, 2022	By:	/s/ James E. Hendricks, Jr.
James E. Hendricks, Jr.
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Hendricks, Jr.	President, Chief Executive	March 25, 2022
James E. Hendricks, Jr.	Officer and Director (Principal Executive Officer)

/s/ Donald M. Kaloski, Jr.	Executive Vice President and Chief	March 25, 2022
Donald M. Kaloski, Jr.	Financial Officer (Principal Financial and Accounting Officer)

/s/ R.T. Avery, III	Director	March 25, 2022
R.T. Avery, III

/s/ Craig D. Bell	Director and	March 25, 2022
Craig D. Bell	Chairman of the Board

/s/ Michael A. Katzen
Michael A. Katzen	Director	March 25, 2022

/s/ George R. Whittemore
George R. Whittemore	Director	March 25, 2022

/s/ Michael L. Toalson
Michael L. Toalson	Director	March 25, 2022

/s/ Frank E Jenkins, Jr.
Frank E Jenkins, Jr.	Director	March 25, 2022

/s/ Devon M. Henry
Devon M. Henry	Director	March 25, 2022

/s/ Mary Margaret Kastelberg
Mary Margaret Kastelberg	Director	March 25, 2022