Form 10-Q
period 2022-03-31
Village Bank & Trust Financial Corp.
filed 2022-05-12
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

1,476,165 shares of common stock, $4.00 par value, outstanding as of April 29, 2022

Village Bank and Trust Financial Corp.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Balance Sheets March 31, 2022 (Unaudited) and December 31, 2021*

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Cash and due from banks	$19,091	$12,071
Federal funds sold	49,393	80,545
Total cash and cash equivalents	68,484	92,616
Investment securities available for sale, at fair value	139,866	94,699
Restricted stock, at cost	714	694
Loans held for sale	7,507	5,141
Loans
Outstandings	518,642	526,457
Allowance for loan losses	(3,403)	(3,423)
Deferred fees and costs, net	122	(433)
Total loans, net	515,361	522,601
Premises and equipment, net	11,724	11,824
Bank owned life insurance	12,560	12,494
Accrued interest receivable	3,180	3,245
Other assets	5,021	5,087
Total Assets	$764,417	$748,401

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing demand	$279,756	$268,804
Interest bearing	403,917	395,244
Total deposits	683,673	664,048
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,668	5,660
Accrued interest payable	64	68
Other liabilities	4,768	6,460
Total liabilities	702,937	685,000

Shareholders’ equity
Common stock, $4 par value, 10,000,000 shares authorized; 1,476,392 shares issued and outstanding at March 31, 2022 and 1,473,469 shares issued and outstanding at December 31, 2021	5,835	5,822
Additional paid-in capital	54,891	54,814
Retained earnings	5,103	3,509
Stock in directors rabbi trust	(689)	(730)
Directors deferred fees obligation	689	730
Accumulated other comprehensive loss	(4,349)	(744)
Total shareholders’ equity	61,480	63,401

Total liabilities and shareholders' equity	$764,417	$748,401

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Income Three Months Ended March 31, 2022 and 2021

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Interest income
Loans	$5,848	$6,778
Investment securities	394	250
Federal funds sold	26	3
Total interest income	6,268	7,031

Interest expense
Deposits	263	493
Borrowed funds	144	162
Total interest expense	407	655

Net interest income	5,861	6,376
Provision for (recovery of) loan losses	(400)	—
Net interest income after provision for (recovery of) loan losses	6,261	6,376

Noninterest income
Service charges and fees	619	536
Mortgage banking income, net	878	3,491
Other	131	143
Total noninterest income	1,628	4,170

Noninterest expense
Salaries and benefits	3,524	3,421
Occupancy	331	352
Equipment	288	256
Supplies	38	41
Professional and outside services	725	691
Advertising and marketing	112	118
FDIC insurance premium	58	66
Other operating expense	606	568
Total noninterest expense	5,682	5,513

Income before income tax expense	2,207	5,033
Income tax expense	407	1,136

Net income	1,800	3,897

Earnings per share, basic	$1.24	$2.66
Earnings per share, diluted	$1.24	$2.66

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Comprehensive Income (Loss) Three Months ended March 31, 2022 and 2021

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$1,800	$3,897
Other comprehensive loss
Unrealized holding losses arising during the period	(4,566)	(560)
Tax effect	959	118
Net change in unrealized holding losses on securities available for sale, net of tax	(3,607)	(442)

Minimum pension adjustment	3	3
Tax effect	(1)	(1)
Minimum pension adjustment, net of tax	2	2

Total other comprehensive loss	(3,605)	(440)

Total comprehensive income (loss)	$(1,805)	$3,457

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Shareholders' Equity Three Months Ended March 31, 2022 and 2021

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2022

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Income (loss)	Total

Balance, December 31, 2021	$5,822	$54,814	$3,509	$(730)	$730	$(744)	$63,401
Restricted stock redemption	—	—	—	41	(41)	—	—
Vesting of restricted stock	12	(12)	—	—	—	—	—
Exercise of stock options	1	(1)	—	—	—	—	—
Stock based compensation	—	90	—	—	—	—	90
Cash dividend declared ($0.14 per share)	—	—	(206)	—	—	—	(206)
Net income	—	—	1,800	—	—	—	1,800
Other comprehensive loss	—	—	—	—	—	(3,605)	(3,605)
Balance, March 31, 2022	$5,835	$54,891	$5,103	$(689)	$689	$(4,349)	$61,480

	Three Months Ended March 31, 2021

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Accumulated	Directors	Fees	Comprehensive
	Stock	Capital	Deficit	Rabbi Trust	Obligation	Income (loss)	Total

Balance, December 31, 2020	$5,794	$54,510	$(8,738)	$(771)	$771	$430	$51,996
Restricted stock redemption	—	—	—	41	(41)	—	—
Vesting of restricted stock	2	(2)	—	—	—	—	—
Stock based compensation	—	85	—	—	—	—	85
Net income	—	—	3,897	—	—	—	3,897
Other comprehensive loss	—	—	—	—	—	(440)	(440)
Balance, March 31, 2021	$5,796	$54,593	$(4,841)	$(730)	$730	$(10)	$55,538

See accompanying notes to consolidated financial statements

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Cash Flows Three Months Ended March 31, 2022 and 2021

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021

Cash Flows from Operating Activities
Net income	$1,800	$3,897
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	133	142
Amortization of debt issuance costs	8	8
Deferred income taxes	85	(83)
Provision for (recovery of) loan losses	(400)	—
Gain on sales of loans held for sale	(1,211)	(4,175)
Loss on sale and disposal of premises and equipment	—	10
Stock compensation expense	90	85
Proceeds from sale of mortgage loans	43,859	112,769
Origination of mortgage loans held for sale	(45,014)	(91,204)
Amortization of premiums and accretion of discounts on securities, net	66	43
Increase in bank owned life insurance	(66)	(46)
Net change in:
Interest receivable	65	150
Other assets	942	607
Interest payable	(4)	(60)
Other liabilities	(1,692)	(1,386)
Net cash (used in) provided by operating activities	(1,339)	20,757

Cash Flows from Investing Activities
Purchases of available for sale securities	(52,363)	(6,378)
Proceeds from maturities, calls and paydowns of available for sale securities	2,564	4,248
Net decrease (increase) in loans	7,640	(29,889)
Purchases of premises and equipment, net	(33)	(271)
Purchase of bank owned life insurance	—	(4,408)
(Purchase) redemptions of restricted stock, net	(20)	131
Net cash used in investing activities	(42,212)	(36,567)

Cash Flows from Financing Activities
Cash dividends paid	(206)	—
Net increase in deposits	19,625	31,674
Net decrease in other borrowings	—	(24,393)
Net cash provided by financing activities	19,419	7,281

Net decrease in cash and cash equivalents	(24,132)	(8,529)
Cash and cash equivalents, beginning of period	92,616	43,451

Cash and cash equivalents, end of period	$68,484	$34,922

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$411	$715
Cash payments for taxes	$161	$127
Supplemental Schedule of Non-Cash Activities
Unrealized losses on securities available for sale	$(4,566)	$(560)
Right of use assets obtained in exchange for new operating lease liabilities	$263	$243
Minimum pension adjustment	$3	$3

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2022 and 2021

(Unaudited)

Note 1 – Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary, Village Bank Mortgage Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”).

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

Note 3 – Earnings per common share

The following table presents the basic and diluted earnings per common share computation (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator
Net income - basic and diluted	$1,800	$3,897

Denominator
Weighted average shares outstanding - basic	1,457	1,467
Dilutive effect of common stock options	—	—

Weighted average shares outstanding - diluted	1,457	1,467

Earnings per share - basic	$1.24	$2.66
Earnings per share - diluted	$1.24	$2.66

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

The vesting of 6,264 and 6,238 at March 31, 2022 and 2021, respectively, of the unvested restricted units included in Note 10 “Stock incentive plan” was dependent upon meeting certain performance criteria. As of March 31, 2022 and 2021, it was indeterminable whether these unvested restricted units would vest and as such the underlying shares were excluded from common shares issued and outstanding at such date and were not included in the computation of earnings per share for such period.

Note 4 – Investment securities available for sale

The amortized cost and fair value of investment securities available for sale as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

March 31, 2022
U.S. Government agency obligations	$61,258	$—	$(2,186)	$59,072
Mortgage-backed securities	68,803	11	(2,959)	65,855
Municipals	2,270	—	(260)	2,010
Subordinated debt	13,009	87	(167)	12,929

	$145,340	$98	$(5,572)	$139,866

December 31, 2021
U.S. Government agency obligations	$41,513	$22	$(536)	$40,999
Mortgage-backed securities	40,806	302	(613)	40,495
Municipals	2,271	—	(62)	2,209
Subordinated debt	11,016	90	(110)	10,996

	$95,606	$414	$(1,321)	$94,699

At March 31, 2022 and December 31, 2021, the Company had no investment securities pledged to secure borrowings from the Federal Home Loan Bank of Atlanta ("FHLB").

There were no sales of available for sale securities for the three months ended March 31, 2022 and 2021.

Investment securities available for sale that have an unrealized loss position at March 31, 2022 and December 31, 2021 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2022
U.S. Government agency obligations	$58,380	$(2,186)	$—	$—	$58,380	$(2,186)
Mortgage-backed securities	49,014	(1,849)	10,716	(1,110)	59,730	(2,959)
Municipals	904	(87)	1,106	(173)	2,010	(260)
Subordinated debt	4,595	(160)	493	(7)	5,088	(167)

	$112,893	$(4,282)	$12,315	$(1,290)	$125,208	$(5,572)

December 31, 2021
U.S. Government agency obligations	$39,617	$(536)	$—	$—	$39,617	$(536)
Mortgage-backed securities	21,911	(448)	4,518	(165)	26,429	(613)
Municipals	2,208	(62)			2,208	(62)
Subordinated debt	919	(80)	470	(30)	1,389	(110)

	$64,655	$(1,126)	$4,988	$(195)	$69,643	$(1,321)

As of March 31, 2022, there were 44 investments available for sale totaling $112,893,000 that were in a continuous loss position for less than 12 months and had an unrealized loss of $4,282,000. There were 10 investments available for sale totaling $12,315,000 that had been in a continuous loss position for more than 12 months and had an unrealized loss of $1,290,000.

All of the unrealized losses are attributable to movements in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2022.

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2022, by contractual maturity, are as follows (in thousands):

	Amortized
	Cost	Fair Value

Less than one year	$500	$501
One to five years	60,128	57,939
Five to ten years	17,601	17,479
More than ten years	67,111	63,947

Total	$145,340	$139,866

Note 5 – Loans and allowance for loan losses

Loans classified by type as of March 31, 2022  and December 31, 2021 are as follows (dollars in thousands):

	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
Construction and land development
Residential	$6,032	1.16%	$6,805	1.29%
Commercial	36,659	7.07%	42,344	8.05%
	42,691	8.23%	49,149	9.34%
Commercial real estate
Owner occupied	123,821	23.88%	113,108	21.48%
Non-owner occupied	132,975	25.64%	129,786	24.65%
Multifamily	12,561	2.42%	11,666	2.25%
Farmland	994	0.19%	977	0.19%
	270,351	52.13%	255,537	48.54%
Consumer real estate
Home equity lines	19,380	3.74%	17,977	3.41%
Secured by 1-4 family residential,
First deed of trust	60,567	11.68%	62,277	11.83%
Second deed of trust	16,464	3.17%	12,118	2.31%
	96,411	18.59%	92,372	17.55%
Commercial and industrial loans
(except those secured by real estate)	81,099	15.64%	100,421	19.07%
Guaranteed student loans	24,693	4.76%	25,975	4.93%
Consumer and other	3,397	0.65%	3,003	0.57%

Total loans	518,642	100.0%	526,457	100.0%
Deferred fees and costs, net	122		(433)
Less: allowance for loan losses	(3,403)		(3,423)

	$515,361		$522,601

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans, included in commercial and industrial loans in the above table, were $17,023,000 and $32,601,000 as of March 31, 2022 and December 31, 2021, respectively.

Loans pledged as collateral with the FHLB as part of their lending arrangement with the Company totaled $41,571,000 and $35,510,000 as of March 31, 2022 and December 31, 2021, respectively.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (in thousands):

	March 31,	December 31,
	2022	2021
Commercial real estate
Non-owner occupied	$282	$286
	282	286
Consumer real estate
Home equity lines	300	300
Secured by 1-4 family residential
First deed of trust	348	556
Second deed of trust	358	198
	1,006	1,054
Commercial and industrial loans
(except those secured by real estate)	19	19

Total loans	$1,307	$1,359

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

●	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
●	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
●	Risk rated 6 loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; and
●	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1‑4	5	6	7	Loans
March 31, 2022
Construction and land development
Residential	$6,032	$—	$—	$—	$6,032
Commercial	34,022	2,637	—	—	36,659
	40,054	2,637	—	—	42,691
Commercial real estate
Owner occupied	115,251	5,047	3,523	—	123,821
Non-owner occupied	121,451	11,242	282	—	132,975
Multifamily	12,561	—	—	—	12,561
Farmland	994	—	—	—	994
	250,257	16,289	3,805	—	270,351
Consumer real estate
Home equity lines	18,457	623	300	—	19,380
Secured by 1-4 family residential
First deed of trust	56,853	2,824	890	—	60,567
Second deed of trust	16,025	81	358	—	16,464
	91,335	3,528	1,548	—	96,411
Commercial and industrial loans
(except those secured by real estate)	79,241	1,619	239	—	81,099
Guaranteed student loans	24,693	—	—	—	24,693
Consumer and other	3,368	29	—	—	3,397

Total loans	$488,948	$24,102	$5,592	$—	$518,642

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1‑4	5	6	7	Loans
December 31, 2021
Construction and land development
Residential	$6,805	$—	$—	$—	$6,805
Commercial	39,707	2,637	—	—	42,344
	46,512	2,637	—	—	49,149
Commercial real estate
Owner occupied	103,370	6,181	3,557	—	113,108
Non-owner occupied	114,168	15,332	286	—	129,786
Multifamily	11,666	—	—	—	11,666
Farmland	977	—	—	—	977
	230,181	21,513	3,843	—	255,537
Consumer real estate
Home equity lines	17,054	623	300	—	17,977
Secured by 1-4 family residential
First deed of trust	57,932	3,605	740	—	62,277
Second deed of trust	11,492	429	197	—	12,118
	86,478	4,657	1,237	—	92,372
Commercial and industrial loans
(except those secured by real estate)	98,362	1,806	253	—	100,421
Guaranteed student loans	25,975	—	—	—	25,975
Consumer and other	2,972	31	—	—	3,003

Total loans	$490,480	$30,644	$5,333	$—	$526,457

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

			Greater				Investment >
	30‑59 Days	60‑89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
March 31, 2022
Construction and land development
Residential	$—	$—	$—	$—	$6,032	$6,032	$—
Commercial	—	—	—	—	36,659	36,659	—
	—	—	—	—	42,691	42,691	—
Commercial real estate
Owner occupied	—	—	—	—	123,791	123,791	—
Non-owner occupied	—	—	—	—	132,975	132,975	—
Multifamily	—	—	—	—	12,561	12,561	—
Farmland	—	—	—	—	994	994	—
	—	—	—	—	270,321	270,321	—
Consumer real estate
Home equity lines	—	—	—	—	19,380	19,380	—
Secured by 1‑4 family residential
First deed of trust	229	—	—	229	60,338	60,567	—
Second deed of trust	30	—	—	30	16,464	16,494	—
	259	—	—	259	96,182	96,441	—
Commercial and industrial loans
(except those secured by real estate)	1,561	—	—	1,561	79,538	81,099	—
Guaranteed student loans	804	338	2,101	3,243	21,450	24,693	2,101
Consumer and other	—	—	—	—	3,397	3,397	—

Total loans	$2,624	$338	$2,101	$5,063	$513,579	$518,642	$2,101

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2021
Construction and land development
Residential	$—	$—	$—	$—	$6,805	$6,805	$—
Commercial	—	—	—	—	42,344	42,344	—
	—	—	—	—	49,149	49,149	—
Commercial real estate
Owner occupied	—	—	—	—	113,108	113,108	—
Non-owner occupied	—	—	—	—	129,786	129,786	—
Multifamily	—	—	—	—	11,666	11,666	—
Farmland	—	—	—	—	977	977	—
	—	—	—	—	255,537	255,537	—
Consumer real estate
Home equity lines	—	—	—	—	17,977	17,977	—
Secured by 1-4 family residential
First deed of trust	—	—	—	—	62,277	62,277	—
Second deed of trust	—	—	—	—	12,118	12,118	—
	—	—	—	—	92,372	92,372	—
Commercial and industrial loans
(except those secured by real estate)	1,031	—	—	1,031	99,390	100,421	—
Guaranteed student loans	956	791	1,961	3,708	22,267	25,975	1,961
Consumer and other	—	—	—	—	3,003	3,003	—

Total loans	$1,987	$791	$1,961	$4,739	$521,718	$526,457	$1,961

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

	March 31, 2022			December 31, 2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate
Owner occupied	$4,720	$4,735	$—	$4,776	$4,791	$—
Non-owner occupied	1,444	1,444	—	1,458	1,458	—
	6,164	6,179	—	6,234	6,249	—
Consumer real estate
Home equity lines	300	300	—	300	300	—
Secured by 1‑4 family residential
First deed of trust	1,808	1,808	—	1,873	1,873	—
Second deed of trust	234	402	—	238	406	—
	2,342	2,510	—	2,411	2,579	—
Commercial and industrial loans
(except those secured by real estate)	180	180	—	185	185	—
	8,686	8,869	—	8,830	9,013	—

With an allowance recorded
Commercial real estate
Owner occupied	263	263	3	267	267	4
	263	263	3	267	267	4
Consumer real estate
Secured by 1-4 family residential
First deed of trust	143	143	7	146	146	7
Second deed of trust	162	162	40	—	—	—
	305	305	47	146	146	7
	568	568	50	413	413	11

Total
Owner occupied	4,983	4,998	3	5,043	5,058	4
Non-owner occupied	1,444	1,444	—	1,458	1,458	—
	6,427	6,442	3	6,501	6,516	4
Consumer real estate
Home equity lines	300	300	—	300	300	—
Secured by 1-4 family residential,
First deed of trust	1,951	1,951	7	2,019	2,019	7
Second deed of trust	396	564	40	238	406	—
	2,647	2,815	47	2,557	2,725	7
Commercial and industrial loans
(except those secured by real estate)	180	180	—	185	185	—
	$9,254	$9,437	$50	$9,243	$9,426	$11

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2022		March 31, 2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Construction and land development
Commercial	$—	—	$146	—
	—	—	146	—
Commercial real estate
Owner occupied	$4,942	$31	3,849	$58
Non-owner occupied	1,655	17	1,921	30
	6,597	48	5,770	88
Consumer real estate
Home equity lines	300	—	300	8
Secured by 1-4 family residential
First deed of trust	1,850	20	2,064	23
Second deed of trust	447	3	762	11
	2,597	23	3,126	42
Commercial and industrial loans
(except those secured by real estate)	190	—	162	—
	9,384	71	9,204	130

With an allowance recorded
Commercial real estate
Owner occupied	133	4	562	—
	133	4	562	—
Consumer real estate
Secured by 1-4 family residential
First deed of trust	147	2	94	3
Second deed of trust	40	—	26	—
	187	2	120	3
Commercial and industrial loans
(except those secured by real estate)	—	—	84	—
	320	6	766	3

Total
Construction and land development
Commercial	—	—	146	—
	—	—	146	—
Commercial real estate
Owner occupied	5,075	35	4,411	58
Non-owner occupied	1,655	17	1,921	30
	6,730	52	6,332	88
Consumer real estate
Home equity lines	300	—	300	8
Secured by 1-4 family residential,
First deed of trust	1,997	22	2,158	26
Second deed of trust	487	3	788	11
	2,784	25	3,246	45
Commercial and industrial loans
(except those secured by real estate)	190	—	246	—
	$9,704	$77	$9,970	$133

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

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
March 31, 2022
Commercial real estate
Owner occupied	$3,202	$3,202	$—	$3
Non-owner occupied	1,444	1,162	282	—
	4,646	4,364	282	3
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,446	1,268	178	7
Second deeds of trust	96	38	58	—
	1,542	1,306	236	7
Commercial and industrial loans
(except those secured by real estate)	19	—	19	—
	$6,207	$5,670	$537	$10

Number of loans	27	23	4	3

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2021

Commercial real estate
Owner occupied	$3,243	$3,243	$—	$4
Non-owner occupied	1,458	1,172	286	—
	4,701	4,415	286	4
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,666	1,279	387	7
Second deeds of trust	99	40	59	—
	1,765	1,319	446	7
Commercial and industrial loans
(except those secured by real estate)	19	—	19	—
	$6,485	$5,734	$751	$11

Number of loans	28	23	5	3

The following table provides information about TDRs identified during the indicated periods (dollars in thousands).

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Secured by 1-4 family residential
First deed of trust	—	$—	$—	1	$267	$267
	—	$—	$—	1	$267	$267

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no defaults on TDRs that were modified as TDRs during the prior 12 month period ended March 31, 2022 and 2021.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as amended by the Consolidated Appropriations Act 2021 (“CAA”), permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make prudent loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. As of March 31, 2022 and December 31, 2021, all previously modified loans had returned to contractual payment terms. The Company’s modification program primarily included payment deferrals and interest only modifications.

Activity in the allowance for loan losses is as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended March 31, 2022
Construction and land development
Residential	$57	$(11)	$—	$—	$46
Commercial	229	(30)	—	—	199
	286	(41)	—	—	245
Commercial real estate
Owner occupied	833	59	—	—	892
Non-owner occupied	1,083	23	—	—	1,106
Multifamily	35	2	—	—	37
Farmland	2	—	—	—	2
	1,953	84	—	—	2,037
Consumer real estate
Home equity lines	12	(58)	—	58	12
Secured by 1-4 family residential
First deed of trust	123	(6)	—	1	118
Second deed of trust	47	(269)	—	302	80
	182	(333)	—	361	210
Commercial and industrial loans
(except those secured by real estate)	486	(68)	—	28	446
Student loans	65	7	(9)	—	63
Consumer and other	29	6	—	—	35
Unallocated	422	(55)	—	—	367

	$3,423	$(400)	$(9)	$389	$3,403

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended March 31, 2021
Construction and land development
Residential	$214	$(114)	$—	$—	$100
Commercial	285	(117)	—	—	168
	499	(231)	—	—	268
Commercial real estate
Owner occupied	1,047	(148)	—	—	899
Non-owner occupied	1,421	(135)	—	—	1,286
Multifamily	47	(9)	—	—	38
Farmland	2	(1)	—	—	1
	2,517	(293)	—	—	2,224
Consumer real estate
Home equity lines	24	(9)	—	—	15
Secured by 1-4 family residential
First deed of trust	166	(21)	—	1	146
Second deed of trust	79	(26)	—	14	67
	269	(56)	—	15	228
Commercial and industrial loans
(except those secured by real estate)	408	(13)	—	15	410
Student loans	87	(3)	(8)	—	76
Consumer and other	36	2	—	—	38
Unallocated	154	594	—	—	748

	$3,970	$—	$(8)	$30	$3,992

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2021
Construction and land development
Residential	$214	$(157)	$—	$—	$57
Commercial	285	(56)	—	—	229
	499	(213)	—	—	286
Commercial real estate
Owner occupied	1,047	(214)	—	—	833
Non-owner occupied	1,421	(352)	—	14	1,083
Multifamily	47	(12)	—	—	35
Farmland	2	—	—	—	2
	2,517	(578)	—	14	1,953
Consumer real estate
Home equity lines	24	(23)	—	11	12
Secured by 1-4 family residential
First deed of trust	166	(54)	—	11	123
Second deed of trust	79	1	(84)	51	47
	269	(76)	(84)	73	182
Commercial and industrial loans
(except those secured by real estate)	408	47	—	31	486
Student loans	87	13	(35)	—	65
Consumer and other	36	39	(46)	—	29
Unallocated	154	268	—	—	422

	$3,970	$(500)	$(165)	$118	$3,423

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

The Company recorded a recovery of provision for loan losses expense of $400,000 for the three month period ended March 31, 2022. The Company did not recored a provision for loan losses expense for the three months ended March 31, 2021. The recovery of provision for the three month period ended March 31, 2022 was driven by improving macroeconomic conditions and credit quality remaining strong. The lack of a provision for loan losses expense for the three months ended March 31, 2021 was because of a reduction in the qualitative factors which was driven by improving economic factors as the vaccine rollout continued, improved credit metrics, and reductions in loan deferrals. While the variants of the COVID-19 virus and economic challenges due to higher inflation remain risks to credit quality, we believe our current level of allowance for loan losses is sufficient.

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in calculation of the allowance. The allowance for loan losses included an unallocated portion of approximately $367,000, $422,000, and $748,000 at March 31, 2022, December 31, 2021, and March 31, 2021, respectively.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Three Months Ended March 31, 2022
Construction and land development
Residential	$46	$—	$46	$6,032	$—	$6,032
Commercial	199	—	199	36,659	—	36,659
	245	—	245	42,691	—	42,691
Commercial real estate
Owner occupied	892	3	889	123,821	4,983	118,838
Non-owner occupied	1,106	—	1,106	132,975	1,444	131,531
Multifamily	37	—	37	12,561	—	12,561
Farmland	2	—	2	994	—	994
	2,037	3	2,034	270,351	6,427	263,924
Consumer real estate
Home equity lines	12	—	12	19,380	300	19,080
Secured by 1-4 family residential
First deed of trust	118	7	111	60,567	1,951	58,616
Second deed of trust	80	40	40	16,464	395	16,069
	210	47	163	96,411	2,646	93,765
Commercial and industrial loans
(except those secured by real estate)	446	—	446	81,099	180	80,919
Student loans	63	—	63	24,693	—	24,693
Consumer and other	402	—	402	3,397	—	3,397

	$3,403	$50	$3,353	$518,642	$9,253	$509,389

Year Ended December 31, 2021
Construction and land development
Residential	$57	$—	$57	$6,805	$—	$6,805
Commercial	229	—	229	42,344	—	42,344
	286	—	286	49,149	—	49,149
Commercial real estate
Owner occupied	833	4	829	113,108	5,043	108,065
Non-owner occupied	1,083	—	1,083	129,786	1,458	128,328
Multifamily	35	—	35	11,666	—	11,666
Farmland	2	—	2	977	—	977
	1,953	4	1,949	255,537	6,501	249,036
Consumer real estate
Home equity lines	12	—	12	17,977	300	17,677
Secured by 1-4 family residential
First deed of trust	123	7	116	62,277	2,019	60,258
Second deed of trust	47	—	47	12,118	238	11,880
	182	7	175	92,372	2,557	89,815
Commercial and industrial loans
(except those secured by real estate)	486	—	486	100,421	185	100,236
Student loans	65	—	65	25,975	—	25,975
Consumer and other	451	—	451	3,003	—	3,003

	$3,423	$11	$3,412	$526,457	$9,243	$517,214

Note 6 – Deposits

Deposits as of March 31, 2022 and December 31, 2021 were as follows (dollars in thousands):

	March 31, 2022		December 31, 2021
	Amount	%	Amount	%

Demand accounts	$279,756	40.9%	$268,804	40.5%
Interest checking accounts	92,534	13.5%	89,599	13.5%
Money market accounts	196,718	28.8%	187,942	28.3%
Savings accounts	55,489	8.1%	54,106	8.1%
Time deposits of $250,000 and over	6,647	1.0%	6,977	1.1%
Other time deposits	52,529	7.7%	56,620	8.5%

Total	$683,673	100.0%	$664,048	100.0%

Note 7 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $373,000 in FHLB stock at March 31, 2022 and $353,000 at December 31, 2021, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of commercial loans and 1-4 family residential loans. The Company had no outstanding FHLB advances at March 31, 2022 or December 31, 2021.

Through the Federal Reserve Bank of Richmond, the Company could borrow funds through the Paycheck Protection Program Liquidity Fund (“PPPLF”), which were secured by the Company’s PPP loans. The PPPLF ceased extending credit on July 30, 2021. The Company did not have outstanding advances under the PPPLF at March 31, 2022 or December 31, 2021.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no borrowings against the lines at March 31, 2022 or December 31, 2021.

The Company’s unused lines of credit for future borrowings total approximately $66.2 million at March 31, 2022, which consists of $23.4 million available from the FHLB, $10 million on revolving bank line of credit, $7.8 million under secured federal funds agreements with third party financial institutions, and $25 million in repurchase lines of credit with third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank of Richmond or the FHLB above the current lendable collateral value.

Note 8 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a floating rate of interest indexed to the London InterBank Offered Rate (“LIBOR”) (three-month LIBOR plus 2.15)% which adjusts, and is payable, quarterly. The interest rate at March 31, 2022 was 2.99%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at March 31, 2022 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4)% which adjusts, and is also payable, quarterly. The interest rate at March 31, 2022 was 2.34%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at March 31, 2022 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 9 – Subordinated Debt

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrue interest at a fixed rate of 6.50% for the first five years until March 31, 2023; thereafter, the subordinated notes will accrue interest at an annual floating rate equal to three-month LIBOR plus a spread of 3.73% until maturity or early redemption. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. The carrying value of the notes totaled $5,668,000 and $5,660,000 at March 31, 2022 and December 31, 2021, respectively.

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

The following table summarizes options outstanding under the Company's stock incentive plans at the indicated dates:

	Three Months Ended March 31,
	2022				2021
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value		Price	Per Share	Value

Options outstanding, beginning of period	734	$25.63	$9.76		734	$25.63	$9.76
Granted	—	—	—		—	—	—
Forfeited	—	—	—		—	—	—
Exercised	(345)	25.50	—		—	—	—
Options outstanding, end of period	389	$25.74	$9.76	$—	734	$25.63	$9.76	$—
Options exercisable, end of period	389				734

During the three months ended March 31, 2022, we granted certain officers time-based restricted shares of common stock and performance-based restricted stock units. The time-based restricted shares vest ratably over a three year period provided the officer is employed with the Company on the applicable vesting date.  The performance-based units, which have a two-year performance period that began on January 2, 2022, vest based on the Company’s achievement of a performance target related to return on tangible common equity over the performance period, with possible payouts ranging from 0% to 150% of the target awards.

The total number of shares underlying non-vested restricted stock was 23,800 and 24,244 at March 31, 2022 and 2021, respectively.  The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to non-vested share-based compensation arrangements granted under the stock incentive plan as of March 31, 2022 and 2021 was $792,900 and $500,000, respectively. The time-based unrecognized compensation of $510,800 is expected to be recognized over a weighted average period of 1.92 years. For the period ended March 31, 2022, there were 606 forfeitures of restricted stock and restricted stock units, and no forfeitures for the period ended March 31, 2021.

A summary of changes in the Company’s non-vested restricted stock and restricted stock unit awards for the three months ended March 31, 2022 follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair-Value	Value

December 31, 2021	23,734	$37.46	$1,305,370
Granted	3,341	54.56	183,755
Vested	(3,880)	33.51	(213,400)
Forfeited	(606)	37.08	(33,330)
Other	1,211	32.86	66,605
March 31, 2022	23,800	$40.28	$1,309,000

Stock-based compensation expense was approximately $90,000 and $85,000 for the three months ended March 31, 2022 and 2021, respectively.

Note 11 – Fair value

The Company determines the fair value of its financial instruments based on the requirements established in  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820: Fair Value Measurements, which provides a framework for measuring fair value under GAAP and requires an entity to maximize the use of observable inputs when measuring fair value. ASC 820 defines fair value as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (dollars in thousands):

	Fair Value Measurement
	at March 31, 2022 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$59,072	$—	$59,072	$—
Mortgage-backed securities	65,855	22,590	43,265	—
Municipals	2,010	—	2,010	—
Subordinated debt	12,929	1,000	9,429	2,500
Loans held for sale	7,507	—	7,507	—
IRLC	249	—	249	—

Financial Liabilities - Recurring
Forward sales commitment	274	—	274	—

	Fair Value Measurement
	at December 31, 2021 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$40,999	$—	$40,999	$—
Mortgage-backed securities	40,495	—	40,495	—
Municipals	2,209		2,209
Subordinated debt	10,996	—	9,246	1,750
Loans held for sale	5,141	—	5,141	—
IRLC	471	—	471	—

Financial Liabilities - Recurring
Forward sales commitment	651	—	651	—

There were no Level 3 fair value measurements for financial instruments measured on a non-recurring basis at fair value at March 31, 2022 and December 31, 2021.

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

		March 31,		December 31,
		2022		2021
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value

	(In thousands)
Financial assets
Cash	Level 1	$19,091	$19,091	$12,071	$12,071
Cash equivalents	Level 2	49,393	49,393	80,545	80,545
Investment securities available for sale	Level 1	23,590	23,590	—	—
Investment securities available for sale	Level 2	113,776	113,776	92,949	92,949
Investment securities available for sale	Level 3	2,500	2,500	1,750	1,750
Federal Home Loan Bank stock	Level 2	373	373	353	353
Loans held for sale	Level 2	7,507	7,507	5,141	5,141
Loans	Level 3	518,642	511,732	526,457	526,668
Bank owned life insurance	Level 2	12,560	12,560	12,494	12,494
Accrued interest receivable	Level 2	3,180	3,180	3,245	3,245
Interest rate lock commitments	Level 2	249	249	471	471

Financial liabilities
Deposits	Level 2	683,467	683,476	664,048	663,898
Trust preferred securities	Level 2	8,764	9,294	8,764	9,554
Other borrowings	Level 2	5,668	5,652	5,660	5,660
Accrued interest payable	Level 2	64	64	68	68
Forward sales commitment	Level 2	274	274	651	651

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

The following table presents segment information as of and for the three months ended March 31, 2022 and 2021 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended March 31, 2022

Revenues
Interest income	$6,225	$43	$—	$6,268
Gain on sale of loans	—	1,211	—	1,211
Other revenues	794	150	(72)	872
Total revenues	7,019	1,404	(72)	8,351

Expenses
Recovery of loan losses	(400)	—	—	(400)
Interest expense	407	—	—	407
Salaries and benefits	2,645	879	—	3,524
Commissions	—	455	—	455
Other expenses	1,908	322	(72)	2,158
Total operating expenses	4,560	1,656	(72)	6,144

Income before income taxes	2,459	(252)	—	2,207
Income tax expense	460	(53)	—	407
Net income	$1,999	$(199)	$—	$1,800

Total assets	$774,042	$18,556	$(28,181)	$764,417

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended March 31, 2021

Revenues
Interest income	$6,918	$135	$(22)	$7,031
Gain on sale of loans	—	4,174	—	4,174
Other revenues	724	228	(45)	907
Total revenues	7,642	4,537	(67)	12,112

Expenses
Provision for loan losses	—	—	—	—
Interest expense	655	22	(22)	655
Salaries and benefits	2,146	1,275	—	3,421
Commissions	—	890	—	890
Other expenses	1,843	315	(45)	2,113
Total operating expenses	4,644	2,502	(67)	7,079

Income before income taxes	2,998	2,035	—	5,033
Income tax expense	709	427	—	1,136
Net income	$2,289	$1,608	$—	$3,897

Total assets	$715,837	$18,019	$(18,235)	$715,621

Note 13 – Shareholders’ Equity and Regulatory Matters

Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred tax benefits of $1,066,000 and ($198,000) as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31,	December 31,
	2022	2021

Net unrealized losses on securities	$(4,324)	$(717)
Net unrecognized losses on defined benefit plan	(25)	(27)
Total accumulated other comprehensive loss	$(4,349)	$(744)

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

The Basel III Capital Rules require banks to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0%); (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (4) a leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the minimum plus conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of March 31, 2022, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950. To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. As of March 31, 2022, the Bank exceeded the minimum ratios to be classified as well capitalized.

On September 17, 2019, the federal bank regulators issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion of assets, like the Company and the Bank, to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which became effective January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. In April 2020, as required by the CARES Act, which was passed in response to the COVID-19 pandemic, federal bank regulators issued two interim final rules related to the CBLR framework. One interim final rule provides that, as of the second quarter of 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. The Bank elected not to opt into the CBLR framework as of March 31, 2022 and December 31, 2021.

The capital amounts and ratios at March 31, 2022 and December 31, 2021 for the Bank are presented in the table below (dollars in thousands):

			For Capital
			Requirements
	Actual		Including Conservation Buffer (1)		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2022
Total capital (to risk- weighted assets) Village Bank	$79,547	14.69%	$56,843	10.50%	$54,136	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	76,144	14.07%	46,016	8.50%	56,843	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	76,144	10.13%	30,074	4.00%	37,593	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	76,144	14.07%	37,895	7.00%	35,188	6.50%

December 31, 2021
Total capital (to risk- weighted assets) Village Bank	$77,547	14.66%	$55,558	10.50%	$52,912	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	74,124	14.01%	44,975	8.50%	42,330	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	74,124	9.86%	30,068	4.00%	37,585	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	74,124	14.01%	37,038	7.00%	34,393	6.50%

(1) Basel III Capital Rules require banking organizations to maintain a minimum CETI ratio of 4.5%, plus a 2.5% capital conservation buffer; a minimum Tier 1 capital ratio of 6.0%, plus a 2.5% capital conservation buffer; a minimum, total risk-based capital ratio of 8.0%, plus a 2.5% conservation buffer; and a minimum Tier leverage ratio of 4.0%

Note 14 – Commitments and contingencies

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

At March 31, 2022 and December 31, 2021, the Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	March 31,	December 31,
	2022	2021

Undisbursed credit lines	$102,587	$103,125
Commitments to extend or originate credit	15,707	18,551
Standby letters of credit	4,032	4,680

Total commitments to extend credit	$122,326	$126,356

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

Note 15 – Mortgage Banking and Derivatives

Loans held for sale. The Company, through the Bank’s mortgage banking subsidiary, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. The Company’s portfolio of loans held for sale (“LHFS”) is accounted for in accordance with ASC 820 - Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business and totaled $7.5 million as of March 31, 2022, of which $7.5 million is related to unpaid principal, and totaled $5.1 million as of December 31, 2021, of which $5 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments. The Company, through the Bank’s mortgage banking subsidiary, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation.  The Company determines the fair value of IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at March 31, 2022, and totaled $513,000 with a notional amount of $22.7 million and total positions of 85 and was reported in “Other Assets” at December 31, 2021, and totaled $471,000 with a notional amount of $18.2 million and total positions of 67. Changes in fair value are recorded as a component of mortgage banking income, net in the Consolidated Income Statement for the period ended March 31, 2022. The Company’s IRLCs are classified as Level 2. At March 31, 2022 and December 31, 2021, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b).  The fair value of forward sales commitments is reported in “Other Liabilities” in the Consolidated Balance Sheet at March 31, 2022, and totaled $842,000, with a notional amount of $35.7 million and total positions of 134, and was reported in “Other Liabilities” at December 31, 2021, and totaled  651,000, with a notional amount of $24.3 million and total positions of 95.

Note 16 – Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the SEC and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. ASC 326, and the associated amendments, will be applied on a modified retrospective basis upon adoption, and the cumulative effect of adopting the new standard will be recorded as an adjustment to opening retained earnings in the period of adoption. The Company created a cross-functional team to prepared for and implement ASC 326. In preparation for the ASC 326, the Company has gathered and validated historical loan loss data to ensure its accuracy for purposes of evaluating appropriate segmenetation, modeling method, and to ensure its sutiability and reliability for purposes of developing and estimate of expected credit losses under ASC 326. The Company has engaged a vendor to assist in the modeling of expected lifetime losses under ASC 326, and is continuing to develop and refine an approach to estimating the allowance for credit losses. The adoption of ASC 326 will result in significant changes to the Company’s consolidated financial statements, which may include changes in the level of the allowance for credit losses that will be considered adequate, a reduction in total equity and regulatory capital of the Bank, differences in the timing of recognizing changes to the allowance for credit losses and expanded disclosures. The Company has not yet determined an estimate of the effect of these changes. The adoption of ASC 326 will result in significant changes in the Company’s interenal controls over financial reporting of the allowance for credit losses.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (“SAB”) 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, “Financial Instruments – Credit Losses.” It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology, (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

In March 2022, the FASB issued ASU 2022-02 “Finanncial Instruments – Credit Losses (Topic 326) Trouble Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815), Fair Value Hedging—Portfolio Layer Method.” ASU 2022-01 clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and is intended to better align hedge accounting with an organization’s risk management strategies. In 2017, FASB issued ASU 2017-12 to better align the economic results of risk management activities with hedge accounting. One of the major provisions of that standard was the addition of the last-of-layer hedging method. For a closed portfolio of fixed-rate prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, such as mortgages or mortgage-backed securities, the last-of-layer method allows an entity to hedge its exposure to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 renames that method the portfolio layer method. For public business entities, ASU 2022-01 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2022-01 to have a material impact on its consolidated financial statements.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

●	changes in assumptions underlying the establishment of allowances for loan losses, and other estimates;
●	the risks of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
●	the effects of future economic, business and market conditions;
●	legislative and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of Federal Deposit Insurance Corporation insurance and other coverages;
●	our inability to maintain our regulatory capital position;
●	the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions despite security measures implemented by the Company;
●	changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, soundness of other financial institutions we do business with;
●	risks inherent in making loans such as repayment risks and fluctuating collateral values;
●	changes in operations of the mortgage company as a result of the activity in the residential real estate market;
●	exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;
●	governmental monetary and fiscal policies;
●	geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
●	changes in accounting policies, rules and practices;
●	reliance on our management team, including our ability to attract and retain key personnel;
●	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
●	demand, development and acceptance of new products and services;
●	problems with technology utilized by us;
●	natural disasters, war, terrorist activities, pandemics, or the outbreak of COVID-19 or similar outbreaks, and their effects on economic and business environments in which the Company operates;
●	adverse effects due to COVID-19 on the Company and its customers, counterparties, employees, and third-party service providers, and the adverse impacts to our business, financial position, results of operations, and prospects;
●	changing trends in customer profiles and behavior; and
●	other factors described from time to time in our reports filed with the SEC.

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

Continued Response to COVID-19

We continue to see signs of recovery in both the economy and our customers. With the continued uncertainty around the variants of COVID-19, we continue to take the necessary measures to protect the health and wellbeing of our employees and customers. We remain well positioned to weather the economic uncertainty created by the COVID-19 pandemic.

Small Business Administration Paycheck Protection Program

PPP loans decreased by $15,578,000, or 47.78%, from December 31, 2021 and decreased by $142,746,000, or 89.35%, from March 31, 2021. Our expectations are that the majority of the remaining PPP loans will receive forgiveness by the end of the second quarter of 2022.

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at March 31, 2022 and December 31, 2021 and the results of operations for the Company for the three months ended March 31, 2022 and 2021. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended March 31, 2022, the Company had net income of $1,800,000, or $1.24 per fully diluted share, compared to net income of $3,897,000, or $2.66 per fully diluted share, for the same period in 2021.

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

	For the Three Months Ended March 31,
	2022	2021	Change

	(dollars in thousands)
Average interest-earning assets	$707,429	$659,870	$47,559
Interest income	$6,268	$7,031	$(763)
Yield on interest-earning assets	3.59%	4.32%	(0.73)%
Average interest-bearing liabilities	$407,970	$409,608	$(1,638)
Interest expense	$407	$655	$(248)
Cost of interest-bearing liabilities	0.40%	0.65%	(0.25)%
Net interest income	$5,861	$6,376	$(515)
Net interest margin	3.36%	3.92%	(0.56)%

The following are variances of note for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

●NIM compressed by 56 basis points to 3.36% for the three months ended March 31, 2022 compared to 3.92% for the three months ended March 31, 2021. The compresion was driven by the following:
o	The Commercial Banking Segement recorded SBA fee income, net of deferred costs of $478,000 for the three months ended March 31, 2022, compared to $1,504,000 for the three months ended March 31, 2021, through interest income as a result of normal amortization and the receipt of funds from PPP loans forgiven by the SBA. In addition, the Commercial Banking Segment recorded interest income associated with PPP loans of $62,000 for the three months ended March 31, 2022, compared to $390,000 for the three months ended March 31, 2021. Total income associated with PPP loans was $540,000 for the three months ended March 31, 2022, compared to $1,894,000 for the three months ended March 31, 2021.

o	The yield on average earning assets compressed by 73 basis points, 3.59% for the three months ended March 31, 2022 vs. 4.32% for the three months ended March 31, 2021, as a result of a $123,616,000 increase in the average balance of liquid assets (i.e. interest bearing due from other institutions and investment securities). The increased level of liquidity was driven by the $142,746,000 reduction in PPP loan balances because of loan forgiveness, which was partially offset by the $69,211,000 growth in total loans, excluding PPP loans, and the $63,617,000 increase in total deposits. This increased level of liquidity will have a negative impact on our net interest margin. However, we believe that through our disciplined risk-based approach to the investment portfolio, deposit pricing, and core loan growth, our balance sheet remains well positioned to capitalize on the rising rate environment.

o	The cost of interest bearing liabilities dropped by 25 basis points to 0.40% for the three months ended March 31, 2022 compared to 0.65% for the three months ended March 31, 2021, as a result of the Commercial Banking Segment’s continued efforts to build low cost relationship deposits and its disciplined approach to deposit pricing.

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

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
		Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$93,511	1,159	5.03%	$194,005	$2,311	4.83%
Real estate - residential	91,269	1,071	4.76%	87,287	1,000	4.65%
Real estate - commercial	262,212	2,887	4.47%	237,086	2,678	4.58%
Real estate - construction	45,388	407	3.64%	30,034	339	4.57%
Student loans	25,511	237	3.77%	29,509	270	3.72%
Consumer	3,291	44	5.42%	3,006	45	5.93%
Loans net of deferred fees	$521,182	$5,805	4.52%	$580,927	$6,643	4.64%
Loans held for sale	5,007	43	3.48%	21,319	135	2.57%
Investment securities	109,600	394	1.46%	42,289	250	2.40%
Federal funds and other	71,640	26	0.15%	15,335	3	0.08%
Total interest earning assets	707,429	6,268	3.59%	659,870	7,031	4.32%
Allowance for loan losses	(3,738)			(3,978)
Cash and due from banks	14,979			8,854
Premises and equipment, net	11,789			11,874
Other assets	21,319			25,017
Total assets	$751,778			$701,637

Interest bearing deposits
Interest checking	85,657	26	0.12%	71,544	24	0.14%
Money market	191,441	104	0.22%	161,546	137	0.34%
Savings	50,297	19	0.15%	37,910	15	0.16%
Certificates	66,148	114	0.70%	103,749	317	1.24%
Total deposits	393,543	263	0.27%	374,749	493	0.53%
Borrowings
Long-term debt - trust
preferred securities	8,764	43	1.99%	8,764	44	1.99%
Subordinated debt, net	5,663	101	7.23%	5,630	101	7.28%
Other borrowings	—	—	—%	20,465	17	0.34%
Total interest bearing liabilities	407,970	407	0.40%	374,749	655	0.65%
Noninterest bearing deposits	274,830			228,275
Other liabilities	5,401			9,394
Total liabilities	688,201			612,418
Equity capital	63,577			54,360
Total liabilities and capital	$751,778			$666,778

Net interest income before provision for loan losses		$5,861			$6,376
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.19%			3.67%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.36%			3.92%

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

The Company recorded a recovery of provision for loan losses expense of $400,000 for the three month period ended March 31, 2022.  The Company did not record a provision for loan losses expense for the three months ended March 31, 2021. The recovery of provision for the three month period ended March 31, 2022 was driven by improving macroeconomic conditions and credit quality remaining strong. The lack of a provision for loan losses expense for the three months ended March 31, 2021 was because of a reduction in the qualitative factors which was driven by improving economic factors as the vaccine rollout continued, improved credit metrics, and reductions in loan deferrals. While the variants of the COVID-19 virus and economic challenges due to higher inflation remain risks to credit quality, we believe our current level of allowance for loan losses is sufficient.

For more financial data and other information about the allowance for loan losses refer to section, “Balance Sheet Analysis under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, mortgage banking income, net, and gains and losses on securities available for sale. The most significant noninterest income item has been mortgage banking income, net, representing 54% and 84% for the three month periods ended March 31, 2022 and 2021, respectively.

	For the Three Months Ended
	March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Service charges and fees	$619	$536	$83	15.5%
Mortgage banking income, net	878	3,491	(2,613)	(74.8)
Other	131	143	(12)	(8.4)
Total noninterest income	$1,628	$4,170	$(2,542)	(61.0)%

The decrease in noninterest income of $2,542,000 for the three months ended March 31, 2022, was the result of the following:

●The $2,613,000 decrease in mortgage banking income, net is a result of decreased loan originations and sales compared to the prior year due to the sharp rise in mortgage rates during the three months ended March 31, 2021 and the historically low inventory of homes for sale. While the low inventory of homes for sale continues to be a risk to the Mortgage Banking Segement’s earnings for 2022, we have begun to see an uptick in mortgage applications as we head into the spring market.

Noninterest expense

	For the Three Months Ended
	March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Salaries and benefits	$3,524	$3,421	$103	3.0%
Occupancy	331	352	(21)	(6.0)%
Equipment	288	256	32	12.5%
Supplies	38	41	(3)	(7.3)%
Professional and outside services	725	691	34	4.9%
Advertising and marketing	112	118	(6)	(5.1)%
FDIC insurance premium	58	66	(8)	(12.1)%
Other operating expense	606	568	38	6.7%
Total noninterest expense	$5,682	$5,513	$169	3.1%

The increase in noninterest expense of $169,000 for the three months ended March 31, 2022, was the result of the following:

●The $103,000 increase in salaries and benefits expense was driven by the deferral of $491,000 in salary and benefit costs during the three months ended March 31, 2021 associated primarily with the volume of PPP loan originations during that period, and was partially offset by lower expenses related to the decreased mortgage production for the three months ended March 31, 2022.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent difference and available tax credits. Income tax expense for the three months ended March 31, 2022 was $407,000 resulting in an effective tax rate of 18.4%, compared to $1,136,000 or 22.6%, for the same period in 2021. The decrease in the effective tax rate was primarily related to an increase in the tax credit received related to state taxes attributed to the Company and the Mortgage Banking Segment.  The Bank is not subject Virginia income taxes, and instead is subject to a franchise tax based on bank capital.

Balance Sheet Analysis

Investment securities

At March 31, 2022 and December 31, 2021, all of our investment securities were classified as available for sale.

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

Approximately 78.9% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. Approximately 4.8% of the loan portfolio consists of rehabilitated student loans purchased by the Bank from 2014 to 2017 (see discussion following).  The Company’s commercial and industrial loan portfolio represents approximately 15.6% of all loans.  Loans in this category are typically made to individuals and small and medium-sized businesses, and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property.  The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.  The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

Loans classified by type as of March 31, 2022 and December 31, 2021 are as follows (dollars in thousands):

	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
Construction and land development
Residential	$6,032	1.16%	$6,805	1.29%
Commercial	36,659	7.07%	42,344	8.05%
	42,691	8.23%	49,149	9.34%
Commercial real estate
Owner occupied	123,821	23.88%	113,108	21.48%
Non-owner occupied	132,975	25.64%	129,786	24.65%
Multifamily	12,561	2.42%	11,666	2.25%
Farmland	994	0.19%	977	0.19%
	270,351	52.13%	255,537	48.54%
Consumer real estate
Home equity lines	19,380	3.74%	17,977	3.41%
Secured by 1-4 family residential,
First deed of trust	60,567	11.68%	62,277	11.83%
Second deed of trust	16,464	3.17%	12,118	2.31%
	96,411	18.59%	92,372	17.55%
Commercial and industrial loans
(except those secured by real estate)	81,099	15.64%	100,421	19.07%
Guaranteed student loans	24,693	4.76%	25,975	4.93%
Consumer and other	3,397	0.65%	3,003	0.57%

Total loans	518,642	100.00%	526,457	100.00%
Deferred fees and costs, net	122		(433)
Less: allowance for loan losses	(3,403)		(3,423)
	$515,361		$522,601

PPP loans included in commercial and industrial loans in the above table were $17,023,000 and $32,601,000 as of March 31, 2022 and December 31, 2021, respectively.

For more financial data and other information about loans refer to Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Allowance for loan losses

We monitor and maintain an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio.  The following table presents the loan loss experience for the dates indicated (dolars in thousands).

		Provision for					Ratio of Net
	Beginning	(Recovery of)			Ending	Average	Charge-offs to
	Balance	Loan Losses	Charge-offs	Recoveries	Balance	Loans	Average Loans
Three Months Ended March 31, 2022
Construction and land development
Residential	$57	$(11)	$—	$—	$46	$6,400	—%
Commercial	229	(30)	—	—	199	38,988	—%
	286	(41)	—	—	245	45,388	—%
Commercial real estate
Owner occupied	833	59	—	—	892	118,922	—%
Non-owner occupied	1,083	23	—	—	1,106	130,176	—%
Multifamily	35	2	—	—	37	12,100	—%
Farmland	2	—	—	—	2	1,015	—%
	1,953	84	—	—	2,037	262,213	—
Consumer real estate
Home equity lines	12	(58)	—	58	12	18,802	0.31%
Secured by 1-4 family residential
First deed of trust	123	(6)	—	1	118	60,221	—%
Second deed of trust	47	(269)	—	302	80	12,246	2.47%
	182	(333)	—	361	210	91,269	0.40%
Commercial and industrial loans
(except those secured by real estate)	486	(68)	—	28	446	93,511	0.03%
Student loans	65	7	(9)	—	63	25,511	(0.04)%
Consumer and other	29	6	—	—	35	3,290	—%
Unallocated	422	(55)	—	—	367	—	—%

	$3,423	$(400)	$(9)	$389	$3,403	$521,182	0.07%

Year Ended December 31, 2021
Construction and land development
Residential	$214	$(157)	$—	$—	$57	$7,959	—%
Commercial	285	(56)	—	—	229	32,750	—%
	499	(213)	—	—	286	40,709	—%
Commercial real estate
Owner occupied	1,047	(214)	—	—	833	127,150	—%
Non-owner occupied	1,421	(352)	—	14	1,083	103,535	0.01%
Multifamily	47	(12)	—	—	35	11,111	—%
Farmland	2	—	—	—	2	744	—%
	2,517	(578)	—	14	1,953	242,540	0.01
Consumer real estate
Home equity lines	24	(23)	—	11	12	17,860	0.06%
Secured by 1-4 family residential
First deed of trust	166	(54)	—	11	123	57,446	0.02%
Second deed of trust	79	1	(84)	51	47	11,821	(0.28)%
	269	(76)	(84)	73	182	87,127	(0.01)%
Commercial and industrial loans
(except those secured by real estate)	408	47	—	31	486	152,760	0.02%
Student loans	87	13	(35)	—	65	28,502	(0.12)%
Consumer and other	36	39	(46)	—	29	3,079	(1.49)%
Unallocated	154	268	—	—	422	—	—%

	$3,970	$(500)	$(165)	$118	$3,423	$554,717	(0.01)%

For more financial data and other information about loans refer to Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2022	2021
Nonaccrual loans	$1,307	$1,359
Foreclosed properties	—	—
Total nonperforming assets	$1,307	$1,359

Restructured loans (not included in nonaccrual loans above)	$6,130	$5,734

Loans past due 90 days and still accruing (1)	$2,101	$1,961

Nonaccrual loans to total loans (2)	0.25%	0.26%

Nonperforming assets to loans (2)	0.25%	0.26%

Nonperforming assets to total assets	0.17%	0.18%

Allowance for loan losses to
Loans, net of deferred fees and costs	0.66%	0.65%
Loans, net of deferred fees and costs (excluding guaranteed loans)	0.68%	0.69%
Nonaccrual loans	260.49%	251.94%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

Nonperforming assets, consisting solely of nonaccrual loans, totaled $1,307,000 at March 31, 2022, compared to $1,359,000 at December 31, 2021.

The following table presents an analysis of the changes in nonperforming assets for the three months ended March 31, 2022 (in thousands):

	Nonaccrual
	Loans	OREO	Total
Balance December 31, 2021	$1,359	$—	$1,359
Additions	162	—	162
Loans placed back on accrual	—	—	—
Repayments	—	—	—
Charge-offs	(214)	—	(214)
Sales	—	—	—
Balance March 31, 2022	$1,307	$—	$1,307

Nonperforming restructured loans are included in nonaccrual loans. Until a nonperforming restructured loan has performed in accordance with its restructured terms for a minimum of three months, it will remain on nonaccrual status.

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

There were no specific allowances associated with the total nonaccrual loans of $1,307,000 and $1,359,000 at March 31, 2022 and December 31, 2021, respectively, that were considered impaired.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $88,000 and $85,000 for the three months ended March 31, 2022 and 2021, respectively. Student loans totaling $2,101,000 and $1,961,000 at March 31, 2022 and December 31, 2021, respectively, were past due 90 days or more and interest was still being accrued as principal and interest on such loans have a 98% guarantee by the DOE. The 2% not covered by the DOE guarantee is provided for in the allowance for loan losses.

Deposits

Deposits as of March 31, 2022 and December 31, 2021 were as follows (dollars in thousands):

	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
Demand accounts	$279,756	40.9%	$268,804	40.5%
Interest checking accounts	92,534	13.5%	89,599	13.5%
Money market accounts	196,718	28.8%	187,942	28.3%
Savings accounts	55,489	8.1%	54,106	8.1%
Time deposits of $250,000 and over	6,647	1.0%	6,977	1.1%
Other time deposits	52,529	7.7%	56,620	8.5%
Total	$683,673	100.0%	$664,048	100.0%

Total deposits increased by $19,625,000, or 3.0%, from December 31, 2021. Variances of note are as follows:

●Noninterest bearing demand account balances increased $10,952,000 from December 31, 2021, and represented 40.9% of total deposits compared to 40.5% as of December 31, 2021. The increase in noninterest bearing demand accounts is a result of core relationship growth and continued success at converting non-customer PPP loan applicants into customers.
●Low cost relationship deposits (i.e. interest checking, money market, and savings) balances increased $13,094,000, or 4.0%, from December 31, 2021. The increase in these accounts continues to be a result of adding core relationships, continued growth in accounts from non-customer PPP loan applicants and the migration of customer funds from time deposits.
●Time deposits decreased by $4,421,000, or 7.0%, from December 31, 2021. The decrease in time deposits continues to be driven by the migration of customers from time deposits to lower cost deposit products and the maturity of $993,000 of brokered deposits which were not replaced. This decrease continues to allow us to lower our cost of interest bearing deposits.

The following table presents the average deposits balance and average rate paid for the dates indicated (dollars in thousands).

	Average Balance		Average Cost Rate

	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021
Noninterest bearing deposits	$274,830	$254,481
Interest checking	85,657	77,665	0.12%	0.14%
Money market	191,441	175,313	0.22%	0.26%
Savings	50,297	41,135	0.15%	0.16%
Certificates
Less than $250,000	58,807	74,515	1.10%	1.10%
$250,000 or more	7,341	12,254	0.99%	0.99%
Total interest bearing deposits	393,543	380,882	0.40%	0.41%
Total deposits	$668,373	$635,363	0.24%	0.25%

The following table presents the scheduled maturities of time deposits greater than $250,000 (in thousands) which is the maximum FDIC insurance limit.

	March 31,	December 31,
	2022	2021
Months to maturity:
Three or less	$1,420	$2,458
Over three through six	2,244	938
Over six through twelve	549	2,785
Over twelve	2,434	796
Total	$6,647	$6,977

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

Capital resources

Shareholders’ equity at March 31, 2022 was $61,480,000 compared to $63,401,000 at December 31, 2021. The $1,921,000 decrease in shareholders’ equity during the three months ended March 31, 2022 was primarily due to the $3,607,000 increase in accumulated other comprehensive loss associated with the unrealized holding losses arising during the period, which were the result of the movement in interest rates during the three months ended March 31, 2022. The increase in the unrealized holding losses was partially offset by net income of $1,800,000 during the three months ended March 31, 2022.

The following table presents the composition of regulatory capital and the capital ratios of the Bank at the dates indicated (dollars in thousands).

	March 31,	December 31,
	2022	2021
Tier 1 capital
Total bank equity capital	$71,795	$73,380
Net unrealized loss (gain) on available-for-sale securities	4,324	717
Defined benefit postretirement plan	25	27
Total Tier 1 capital	76,144	74,124

Tier 2 capital
Allowance for loan losses	3,403	3,423
Tier 2 capital deduction	—	—
Total Tier 2 capital	3,403	3,423

Total risk-based capital	79,547	77,547

Risk-weighted assets	$541,359	$531,225

Average assets	$751,862	$751,708

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	10.13%	9.86%
Common equity tier 1 capital ratio (CET 1)	14.07%	14.01%
Tier 1 capital to risk-weighted assets	14.07%	14.01%
Total capital to risk-weighted assets	14.69%	14.66%
Equity to total assets	9.97%	9.83%

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

At March 31, 2022, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $208,350,000, or 27.3% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were no borrowings against the lines at March 31, 2022 and December 31, 2021.

We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2022 was $23.4 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets.

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At March 31, 2022, we had commitments to originate $122,326,000 of loans.  Fixed commitments to incur capital expenditures were less than $100,000 at March 31, 2022.  Certificates of deposit scheduled to mature in the 12-month period ending March 31, 2023 totaled $37,642,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2022. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 25, 2022.

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

101

The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed

Consolidated Financial Statements.

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date:	May 12, 2022	By:	/s/ James E. Hendricks, Jr.
James E. Hendricks, Jr.
President and Chief Executive Officer

Date:	May 12, 2022	By:	/s/ Donald M. Kaloski, Jr.
Donald M. Kaloski, Jr.
Executive Vice President and Chief Financial Officer