Form 10-Q
period 2022-09-30
Village Bank & Trust Financial Corp.
filed 2022-11-10
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

1,475,997 shares of common stock, $4.00 par value, outstanding as of October 31, 2022

Village Bank and Trust Financial Corp.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Balance Sheets September 30, 2022 (Unaudited) and December 31, 2021*

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$20,393	$12,071
Federal funds sold	11,788	80,545
Total cash and cash equivalents	32,181	92,616
Investment securities available for sale, at fair value	134,503	94,699
Restricted stock, at cost	714	694
Loans held for sale	5,076	5,141
Loans
Outstandings	540,683	526,457
Allowance for loan losses	(3,370)	(3,423)
Deferred fees and costs, net	592	(433)
Total loans, net	537,905	522,601
Premises and equipment, net	11,765	11,824
Bank owned life insurance	12,718	12,494
Accrued interest receivable	3,341	3,245
Other assets	4,500	5,087
Total Assets	$742,703	$748,401

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing demand	$279,269	$268,804
Interest bearing	388,550	395,244
Total deposits	667,819	664,048
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,684	5,660
Accrued interest payable	58	68
Other liabilities	2,006	6,460
Total liabilities	684,331	685,000

Shareholders’ equity
Common stock, $4 par value, 10,000,000 shares authorized; 1,476,017 shares issued and outstanding at September 30, 2022 and 1,473,469 shares issued and outstanding at December 31, 2021	5,861	5,822
Additional paid-in capital	55,047	54,814
Retained earnings	9,032	3,509
Stock in directors rabbi trust	(689)	(730)
Directors deferred fees obligation	689	730
Accumulated other comprehensive loss	(11,568)	(744)
Total shareholders’ equity	58,372	63,401

Total liabilities and shareholders' equity	$742,703	$748,401

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Income Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income
Loans	$6,210	$6,655	$18,101	$20,148
Investment securities	559	244	1,535	743
Federal funds sold	186	22	318	32
Total interest income	6,955	6,921	19,954	20,923

Interest expense
Deposits	240	349	755	1,275
Borrowed funds	180	143	483	453
Total interest expense	420	492	1,238	1,728

Net interest income	6,535	6,429	18,716	19,195
Provision for (recovery of) loan losses	100	—	(300)	(500)
Net interest income after provision for (recovery of) loan losses	6,435	6,429	19,016	19,695

Noninterest income
Service charges and fees	670	580	1,960	1,711
Mortgage banking income, net	973	2,171	2,942	7,827
Gain on sale of Small Business Administration loans	—	—	79	—
Other	107	108	336	344
Total noninterest income	1,750	2,859	5,317	9,882

Noninterest expense
Salaries and benefits	3,446	3,607	10,394	10,541
Occupancy	305	315	919	948
Equipment	260	267	818	788
Supplies	46	49	120	138
Professional and outside services	655	730	2,118	2,085
Advertising and marketing	67	99	271	347
Foreclosed assets, net	—	—	—	(8)
FDIC insurance premium	64	38	187	142
Other operating expense	681	532	1,893	1,716
Total noninterest expense	5,524	5,637	16,720	16,697

Income before income tax expense	2,661	3,651	7,613	12,880
Income tax expense	508	752	1,470	2,790

Net income	$2,153	$2,899	$6,143	$10,090

Earnings per share, basic	$1.46	$1.97	$4.16	$6.88
Earnings per share, diluted	$1.46	$1.97	$4.16	$6.88

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Comprehensive Income (Loss) Three and Nine Months ended September 30, 2022 and 2021

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$2,153	$2,899	$6,143	$10,090
Other comprehensive (loss) income
Unrealized holding losses arising during the period	(4,672)	(237)	(13,709)	(736)
Tax effect	981	50	2,879	156
Net change in unrealized holding losses on securities available for sale, net of tax	(3,691)	(187)	(10,830)	(580)

Minimum pension adjustment	3	3	9	9
Tax effect	(1)	(1)	(3)	(3)
Minimum pension adjustment, net of tax	2	2	6	6

Total other comprehensive loss	(3,689)	(185)	(10,824)	(574)

Total comprehensive income (loss)	$(1,536)	$2,714	$(4,681)	$9,516

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Shareholders' Equity Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2022

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Loss	Total

Balance, June 30, 2022	$5,837	$55,009	$7,086	$(689)	$689	$(7,879)	$60,053
Vesting of restricted stock	19	(19)	—	—	—	—	—
Exercise of stock options	5	5	—	—	—	—	10
Stock based compensation	—	52	—	—	—	—	52
Cash dividend declared ($0.14 per share)	—	—	(207)	—	—	—	(207)
Net income	—	—	2,153	—	—	—	2,153
Other comprehensive loss	—	—	—	—	—	(3,689)	(3,689)
Balance, September 30, 2022	$5,861	$55,047	$9,032	$(689)	$689	$(11,568)	$58,372

	Three Months Ended September 30, 2021

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, June 30, 2021	$5,796	$54,691	$(1,547)	$(730)	$730	$41	$58,981
Vesting of restricted stock	26	(26)	—	—	—	—	—
Stock based compensation	—	35	—	—	—	—	35
Net income	—	—	2,899	—	—	—	2,899
Other comprehensive (loss)	—	—	—	—	—	(185)	(185)
Balance, September 30, 2021	$5,822	$54,700	$1,352	$(730)	$730	$(144)	$61,730

	Nine Months Ended September 30, 2022

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Loss	Total

Balance, December 31, 2021	$5,822	$54,814	$3,509	$(730)	$730	$(744)	$63,401
Vesting of restricted stock	33	(33)	—	41	(41)	—	—
Exercise of stock options	6	(6)					—
Stock based compensation	—	272	—	—	—	—	272
Cash dividend declared ($0.42 per share)	—	—	(620)				(620)
Net income	—	—	6,143	—	—	—	6,143
Other comprehensive loss	—	—	—	—	—	(10,824)	(10,824)
Balance, September 30, 2022	$5,861	$55,047	$9,032	$(689)	$689	$(11,568)	$58,372

	Nine Months Ended September 30, 2021

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, December 31, 2020	$5,794	$54,510	$(8,738)	$(771)	$771	$430	$51,996
Vesting of restricted stock	28	(28)	—	41	(41)	—	—
Stock based compensation	—	218	—	—	—	—	218
Net income	—	—	10,090	—	—	—	10,090
Other comprehensive loss	—	—	—	—	—	(574)	(574)
Balance, September 30, 2021	$5,822	$54,700	$1,352	$(730)	$730	$(144)	$61,730

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Cash Flows Nine Months Ended September 30, 2022 and 2021

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021

Cash Flows from Operating Activities
Net income	$6,143	$10,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	409	447
Amortization of debt issuance costs	24	24
Deferred income taxes	159	499
Recovery of loan losses	(300)	(500)
Write-down of other real estate owned	—	10
Gain on sale of Small Business Administration loans	(79)	—
Gain on sales of loans held for sale	(4,018)	(9,608)
Gain on sale of other real estate owned	—	(18)
Loss on disposal of premises and equipment	3	10
Stock compensation expense	272	218
Proceeds from sale of mortgage loans	143,011	271,454
Origination of mortgage loans held for sale	(138,928)	(240,700)
Amortization of premiums and accretion of discounts on securities, net	103	189
Increase in bank owned life insurance	(224)	(202)
Net change in:
Interest receivable	(96)	1,374
Other assets	3,314	633
Interest payable	(10)	(123)
Other liabilities	(4,454)	(1,951)
Net cash provided by operating activities	5,329	31,846

Cash Flows from Investing Activities
Purchases of available for sale securities	(64,488)	(62,613)
Proceeds from maturities, calls and paydowns of available for sale securities	10,871	13,983
Net (increase) decrease in loans	(14,925)	26,023
Proceeds from sale of other real estate owned	—	344
Purchases of premises and equipment, net	(353)	(618)
Purchase of bank owned life insurance	—	(4,408)
(Purchase) redemptions of restricted stock, net	(20)	131
Net cash used in investing activities	(68,915)	(27,158)

Cash Flows from Financing Activities
Cash dividends paid	(620)	—
Net increase in deposits	3,771	57,670
Net decrease in other borrowings	—	(41,529)
Net cash provided by financing activities	3,151	16,141

Net (decrease) increase in cash and cash equivalents	(60,435)	20,829
Cash and cash equivalents, beginning of period	92,616	43,451

Cash and cash equivalents, end of period	$32,181	$64,280

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$1,248	$1,851
Cash payments for taxes	$480	$258
Supplemental Schedule of Non-Cash Activities
Unrealized losses on securities available for sale	$(13,710)	$(736)
Right of use assets obtained in exchange for new operating lease liabilities	$263	$243
Minimum pension adjustment	$9	$9

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

Note 1 – Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary, Village Bank Mortgage Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”).

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

Note 3 – Earnings per common share

The following table presents the basic and diluted earnings per common share computation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net income - basic and diluted	$2,153	$2,899	$6,143	$10,090

Denominator
Weighted average shares outstanding - basic	1,476	1,468	1,475	1,467
Dilutive effect of common stock options	—	—	—	—

Weighted average shares outstanding - diluted	1,476	1,468	1,475	1,467

Earnings per share - basic	$1.46	$1.97	$4.16	$6.88
Earnings per share - diluted	$1.46	$1.97	$4.16	$6.88

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

The vesting of 5,514 and 5,793 at September 30, 2022 and 2021, respectively, of the unvested restricted units included in Note 10 “Stock incentive plan” was dependent upon meeting certain performance criteria. As of September 30, 2022 and 2021, it was indeterminable whether these unvested restricted units would vest and as such the underlying shares were excluded from common shares issued and outstanding at such date and were not included in the computation of earnings per share for such period.

Note 4 – Investment securities available for sale

The amortized cost and fair value of investment securities available for sale as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2022
U.S. Government agency obligations	$64,643	$—	$(4,066)	$60,577
Mortgage-backed securities	71,156	—	(9,150)	62,006
Municipals	2,268	—	(723)	1,545
Subordinated debt	11,053	49	(727)	10,375

	$149,120	$49	$(14,666)	$134,503

December 31, 2021
U.S. Government agency obligations	$41,513	$22	$(536)	$40,999
Mortgage-backed securities	40,806	302	(613)	40,495
Municipals	2,271	—	(62)	2,209
Subordinated debt	11,016	90	(110)	10,996

	$95,606	$414	$(1,321)	$94,699

At September 30, 2022 and December 31, 2021, the Company had no investment securities pledged to secure borrowings from the Federal Home Loan Bank of Atlanta ("FHLB").

There were no sales of available for sale securities for the three and nine months ended September 30, 2022 and 2021.

Investment securities available for sale that have an unrealized loss position at September 30, 2022 and December 31, 2021 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2022
U.S. Government agency obligations	$23,602	$(768)	$36,975	$(3,298)	$60,577	$(4,066)
Mortgage-backed securities	42,320	(5,060)	17,620	(4,090)	59,940	(9,150)
Municipals	—	—	1,545	(723)	1,545	(723)
Subordinated debt	5,937	(615)	1,388	(112)	7,325	(727)

	$71,859	$(6,443)	$57,528	$(8,223)	$129,387	$(14,666)

December 31, 2021
U.S. Government agency obligations	$39,617	$(536)	$—	$—	$39,617	$(536)
Mortgage-backed securities	21,911	(448)	4,518	(165)	26,429	(613)
Municipals	2,208	(62)	—	—	2,208	(62)
Subordinated debt	919	(80)	470	(30)	1,389	(110)

	$64,655	$(1,126)	$4,988	$(195)	$69,643	$(1,321)

As of September 30, 2022, there were 47 investments available for sale totaling $71,859,000 that were in a continuous loss position for less than 12 months and had an unrealized loss of $6,443,000. There were 24 investments available for sale totaling $57,528,000 that had been in a continuous loss position for more than 12 months and had an unrealized loss of $8,223,000.

All of the unrealized losses are attributable to movements in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2022.

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2022, by contractual maturity, are as follows (in thousands):

	Amortized
	Cost	Fair Value

Less than one year	$10,510	$10,088
One to five years	53,627	49,995
Five to ten years	15,062	14,082
More than ten years	69,921	60,338

Total	$149,120	$134,503

Note 5 – Loans and allowance for loan losses

Loans classified by type as of September 30, 2022  and December 31, 2021 are as follows (dollars in thousands):

	September 30, 2022		December 31, 2021
	Amount	%	Amount	%
Construction and land development
Residential	$8,437	1.56%	$6,805	1.29%
Commercial	32,109	5.94%	42,344	8.05%
	40,546	7.50%	49,149	9.34%
Commercial real estate
Owner occupied	122,067	22.59%	113,108	21.48%
Non-owner occupied	155,981	28.85%	129,786	24.65%
Multifamily	11,309	2.09%	11,666	2.22%
Farmland	564	0.10%	977	0.19%
	289,921	53.63%	255,537	48.54%
Consumer real estate
Home equity lines	19,891	3.68%	17,977	3.41%
Secured by 1-4 family residential,
First deed of trust	65,704	12.15%	62,277	11.83%
Second deed of trust	6,930	1.28%	12,118	2.31%
	92,525	17.11%	92,372	17.55%
Commercial and industrial loans
(except those secured by real estate)	91,603	16.94%	100,421	19.07%
Guaranteed student loans	22,010	4.07%	25,975	4.93%
Consumer and other	4,078	0.75%	3,003	0.57%

Total loans	540,683	100.0%	526,457	100.0%
Deferred fees and costs, net	592		(433)
Less: allowance for loan losses	(3,370)		(3,423)

	$537,905		$522,601

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the U.S. Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans, included in commercial and industrial loans in the above table, were $710,000 and $32,601,000 as of September 30, 2022 and December 31, 2021, respectively.

Loans pledged as collateral with the FHLB as part of their lending arrangement with the Company totaled $35,822,000 and $35,510,000 as of September 30, 2022 and December 31, 2021, respectively.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (in thousands):

	September 30,	December 31,
	2022	2021
Commercial real estate
Non-owner occupied	$275	$286
	275	286
Consumer real estate
Home equity lines	300	300
Secured by 1-4 family residential
First deed of trust	166	556
Second deed of trust	224	198
	690	1,054
Commercial and industrial loans
(except those secured by real estate)	19	19

Total loans	$984	$1,359

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

●	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
●	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
●	Risk rated 6 loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; and
●	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1‑4	5	6	7	Loans
September 30, 2022
Construction and land development
Residential	$8,437	$—	$—	$—	$8,437
Commercial	29,472	2,637	—	—	32,109
	37,909	2,637	—	—	40,546
Commercial real estate
Owner occupied	118,343	2,454	1,270	—	122,067
Non-owner occupied	151,609	4,097	275	—	155,981
Multifamily	11,309	—	—	—	11,309
Farmland	564	—	—	—	564
	281,825	6,551	1,545	—	289,921
Consumer real estate
Home equity lines	19,026	565	300	—	19,891
Secured by 1-4 family residential
First deed of trust	64,661	553	490	—	65,704
Second deed of trust	6,608	72	250	—	6,930
	90,295	1,190	1,040	—	92,525
Commercial and industrial loans
(except those secured by real estate)	91,088	426	89	—	91,603
Guaranteed student loans	22,010	—	—	—	22,010
Consumer and other	4,054	—	24	—	4,078

Total loans	$527,181	$10,804	$2,698	$—	$540,683

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1‑4	5	6	7	Loans
December 31, 2021
Construction and land development
Residential	$6,805	$—	$—	$—	$6,805
Commercial	39,707	2,637	—	—	42,344
	46,512	2,637	—	—	49,149
Commercial real estate
Owner occupied	103,370	6,181	3,557	—	113,108
Non-owner occupied	114,168	15,332	286	—	129,786
Multifamily	11,666	—	—	—	11,666
Farmland	977	—	—	—	977
	230,181	21,513	3,843	—	255,537
Consumer real estate
Home equity lines	17,054	623	300	—	17,977
Secured by 1-4 family residential
First deed of trust	57,932	3,605	740	—	62,277
Second deed of trust	11,492	429	197	—	12,118
	86,478	4,657	1,237	—	92,372
Commercial and industrial loans
(except those secured by real estate)	98,362	1,806	253	—	100,421
Guaranteed student loans	25,975	—	—	—	25,975
Consumer and other	2,972	31	—	—	3,003

Total loans	$490,480	$30,644	$5,333	$—	$526,457

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

			Greater				Investment >
	30‑59 Days	60‑89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
September 30, 2022
Construction and land development
Residential	$—	$—	$—	$—	$8,437	$8,437	$—
Commercial	—	—	—	—	32,109	32,109	—
	—	—	—	—	40,546	40,546	—
Commercial real estate
Owner occupied	—	—	—	—	122,067	122,067	—
Non-owner occupied	—	—	—	—	155,981	155,981	—
Multifamily	—	—	—	—	11,309	11,309	—
Farmland	—	—	—	—	564	564	—
	—	—	—	—	289,921	289,921	—
Consumer real estate
Home equity lines	—	—	—	—	19,891	19,891	—
Secured by 1‑4 family residential
First deed of trust	—	—	—	—	65,704	65,704	—
Second deed of trust	—	—	—	—	6,930	6,930	—
	—	—	—	—	92,525	92,525	—
Commercial and industrial loans
(except those secured by real estate)	377	—	—	377	91,226	91,603	—
Guaranteed student loans	783	396	1,714	2,893	19,117	22,010	1,714
Consumer and other	—	—	—	—	4,078	4,078	—

Total loans	$1,160	$396	$1,714	$3,270	$537,413	$540,683	$1,714

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2021
Construction and land development
Residential	$—	$—	$—	$—	$6,805	$6,805	$—
Commercial	—	—	—	—	42,344	42,344	—
	—	—	—	—	49,149	49,149	—
Commercial real estate
Owner occupied	—	—	—	—	113,108	113,108	—
Non-owner occupied	—	—	—	—	129,786	129,786	—
Multifamily	—	—	—	—	11,666	11,666	—
Farmland	—	—	—	—	977	977	—
	—	—	—	—	255,537	255,537	—
Consumer real estate
Home equity lines	—	—	—	—	17,977	17,977	—
Secured by 1-4 family residential
First deed of trust	—	—	—	—	62,277	62,277	—
Second deed of trust	—	—	—	—	12,118	12,118	—
	—	—	—	—	92,372	92,372	—
Commercial and industrial loans
(except those secured by real estate)	1,031	—	—	1,031	99,390	100,421	—
Guaranteed student loans	956	791	1,961	3,708	22,267	25,975	1,961
Consumer and other	—	—	—	—	3,003	3,003	—

Total loans	$1,987	$791	$1,961	$4,739	$521,718	$526,457	$1,961

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

	September 30, 2022			December 31, 2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate
Owner occupied	$4,134	$4,149	$—	$4,776	$4,791	$—
Non-owner occupied	589	589	—	1,458	1,458	—
	4,723	4,738	—	6,234	6,249	—
Consumer real estate
Home equity lines	300	300	—	300	300	—
Secured by 1‑4 family residential
First deed of trust	1,847	1,847	—	1,873	1,873	—
Second deed of trust	264	348	—	238	406	—
	2,411	2,495	—	2,411	2,579	—
Commercial and industrial loans
(except those secured by real estate)	89	89	—	185	185	—
	7,223	7,322	—	8,830	9,013	—

With an allowance recorded
Commercial real estate
Owner occupied	255	255	3	267	267	4
	255	255	3	267	267	4
Consumer real estate
Secured by 1-4 family residential
First deed of trust	65	65	6	146	146	7
	65	65	6	146	146	7

Consumer and other	24	24	1	—	—	—
	344	344	10	413	413	11

Total
Owner occupied	4,389	4,404	3	5,043	5,058	4
Non-owner occupied	589	589	—	1,458	1,458	—
	4,978	4,993	3	6,501	6,516	4
Consumer real estate
Home equity lines	300	300	—	300	300	—
Secured by 1-4 family residential,
First deed of trust	1,912	1,912	6	2,019	2,019	7
Second deed of trust	264	348	—	238	406	—
	2,476	2,560	6	2,557	2,725	7
Commercial and industrial loans
(except those secured by real estate)	89	89	—	185	185	—
Consumer and other	24	24	1	—	—	—
	$7,567	$7,666	$10	$9,243	$9,426	$11

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2022
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate
Owner occupied	$4,352	$34	4,450	$100
Non-owner occupied	1,039	4	1,144	29
	5,391	38	5,594	129
Consumer real estate
Home equity lines	100	6	300	21
Secured by 1-4 family residential
First deed of trust	1,816	23	1,830	60
Second deed of trust	337	3	228	8
	2,253	32	2,358	89
Commercial and industrial loans
(except those secured by real estate)	119	2	136	3
	7,763	72	8,088	221

With an allowance recorded
Commercial real estate
Owner occupied	259	4	261	11
	259	4	261	11
Consumer real estate
Secured by 1-4 family residential
First deed of trust	116	—	124	4
Second deed of trust	65	3	49	3
	181	3	173	7

Consumer and other	12	—	6	—
	452	7	440	18

Total
Commercial real estate
Owner occupied	4,611	38	4,711	111
Non-owner occupied	1,039	4	1,144	29
	5,650	42	5,855	140
Consumer real estate
Home equity lines	100	6	300	21
Secured by 1-4 family residential,
First deed of trust	1,932	23	1,954	64
Second deed of trust	402	6	277	11
	2,434	35	2,531	96
Commercial and industrial loans
(except those secured by real estate)	119	2	136	3
Consumer and other	12	—	6	—
	$8,215	$79	$8,528	$239

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

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
September 30, 2022
Commercial real estate
Owner occupied	$3,119	$3,119	$—	$3
Non-owner occupied	589	314	275	—
	3,708	3,433	275	3
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,422	1,422	—	6
Second deeds of trust	91	35	56	—
	1,513	1,457	56	6
Commercial and industrial loans
(except those secured by real estate)	19	—	19	—
	$5,240	$4,890	$350	$9

Number of loans	25	22	3	2

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2021

Commercial real estate
Owner occupied	$3,243	$3,243	$—	$4
Non-owner occupied	1,458	1,172	286	—
	4,701	4,415	286	4
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,666	1,279	387	7
Second deeds of trust	99	40	59	—
	1,765	1,319	446	7
Commercial and industrial loans
(except those secured by real estate)	19	—	19	—
	$6,485	$5,734	$751	$11

Number of loans	28	23	5	3

There were no TDRs identified for the three month periods ended September 30, 2022 and 2021.  The following table provides information about TDRs identified during the indicated periods (dollars in thousands).

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Secured by 1-4 family residential
First deed of trust	—	$—	$—	1	$267	$267
	—	$—	$—	1	$267	$267

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.  The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no defaults on TDR’s that were modified as TDRs during the prior 12 month period ended September 30, 2022 and 2021.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as amended by the Consolidated Appropriations Act 2021 (“CAA”), permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make prudent loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. As of September 30, 2022 and December 31, 2021, all previously modified loans had returned to contractual payment terms. The Company’s modification program primarily included payment deferrals and interest only modifications.

Activity in the allowance for loan losses is as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2022
Construction and land development
Residential	$57	$12	$—	$—	$69
Commercial	171	4	—	—	175
	228	16	—	—	244
Commercial real estate
Owner occupied	868	7	—	—	875
Non-owner occupied	1,267	40	—	—	1,307
Multifamily	50	(17)	—	—	33
Farmland	2	(1)	—	—	1
	2,187	29	—	—	2,216
Consumer real estate
Home equity lines	12	—	—	—	12
Secured by 1-4 family residential
First deed of trust	114	13	—	2	129
Second deed of trust	49	(11)	(27)	27	38
	175	2	(27)	29	179
Commercial and industrial loans
(except those secured by real estate)	533	201	(157)	5	582
Student loans	60	9	(2)	—	67
Consumer and other	45	(7)	(1)	—	37
Unallocated	195	(150)	—	—	45

	$3,423	$100	$(187)	$34	$3,370

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2021
Construction and land development
Residential	$66	$10	$—	$—	$76
Commercial	203	28	—	—	231
	269	38	—	—	307
Commercial real estate
Owner occupied	802	58	—	—	860
Non-owner occupied	1,059	30	—	—	1,089
Multifamily	35	1	—	—	36
Farmland	2	—	—	—	2
	1,898	89	—	—	1,987
Consumer real estate
Home equity lines	11	—	—	—	11
Secured by 1-4 family residential
First deed of trust	113	(3)	—	1	111
Second deed of trust	72	(3)	—	21	90
	196	(6)	—	22	212
Commercial and industrial loans
(except those secured by real estate)	422	55	—	3	480
Student loans	80	1	(11)	—	70
Consumer and other	36	(4)	—	—	32
Unallocated	528	(173)	—	—	355

	$3,429	$—	$(11)	$25	$3,443

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Nine Months Ended September 30, 2022
Construction and land development
Residential	$57	$12	$—	$—	$69
Commercial	229	(54)	—	—	175
	286	(42)	—	—	244
Commercial real estate
Owner occupied	833	42	—	—	875
Non-owner occupied	1,083	224	—	—	1,307
Multifamily	35	(2)	—	—	33
Farmland	2	(1)	—	—	1
	1,953	263	—	—	2,216
Consumer real estate
Home equity lines	12	(58)	—	58	12
Secured by 1-4 family residential
First deed of trust	123	2	—	4	129
Second deed of trust	47	(312)	(27)	330	38
	182	(368)	(27)	392	179
Commercial and industrial loans
(except those secured by real estate)	486	189	(157)	64	582
Student loans	65	26	(24)	—	67
Consumer and other	29	9	(1)	—	37
Unallocated	422	(377)	—	—	45

	$3,423	$(300)	$(209)	$456	$3,370

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Nine Months Ended September 30, 2021
Construction and land development
Residential	$214	$(138)	$—	$—	$76
Commercial	285	(54)	—	—	231
	499	(192)	—	—	307
Commercial real estate
Owner occupied	1,047	(187)	—	—	860
Non-owner occupied	1,421	(346)	—	14	1,089
Multifamily	47	(11)	—	—	36
Farmland	2	—	—	—	2
	2,517	(544)	—	14	1,987
Consumer real estate
Home equity lines	24	(23)	—	10	11
Secured by 1-4 family residential
First deed of trust	166	(65)	—	10	111
Second deed of trust	79	57	(84)	38	90
	269	(31)	(84)	58	212
Commercial and industrial loans
(except those secured by real estate)	408	45	—	27	480
Student loans	87	7	(24)	—	70
Consumer and other	36	14	(18)	—	32
Unallocated	154	201	—	—	355

	$3,970	$(500)	$(126)	$99	$3,443

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2021
Construction and land development
Residential	$214	$(157)	$—	$—	$57
Commercial	285	(56)	—	—	229
	499	(213)	—	—	286
Commercial real estate
Owner occupied	1,047	(214)	—	—	833
Non-owner occupied	1,421	(352)	—	14	1,083
Multifamily	47	(12)	—	—	35
Farmland	2	—	—	—	2
	2,517	(578)	—	14	1,953
Consumer real estate
Home equity lines	24	(23)	—	11	12
Secured by 1-4 family residential
First deed of trust	166	(54)	—	11	123
Second deed of trust	79	1	(84)	51	47
	269	(76)	(84)	73	182
Commercial and industrial loans
(except those secured by real estate)	408	47	—	31	486
Student loans	87	13	(35)	—	65
Consumer and other	36	39	(46)	—	29
Unallocated	154	268	—	—	422

	$3,970	$(500)	$(165)	$118	$3,423

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

The Company recorded a recovery of provision for loan loss expense of $300,000 and $500,000 for the nine month period ended September 30, 2022 and September 30, 2021, respectively. The recovery of provision for loan loss expense, during the nine months ended September 30, 2022 and September 30, 2021, resulted from reductions in the qualitative factors driven by improving economic factors, improved credit metrics, and reductions in loan deferrals. While current economic challenges due to higher inflation and the speed at which interest rates are rising remain risks to credit quality, we believe our current level of allowance for loan losses is sufficient.

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance. We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in calculation of the allowance. The allowance for loan losses included an unallocated portion of approximately $45,000, $422,000, and $355,000 at September 30, 2022, December 31, 2021, and September 30, 2021, respectively.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Nine Months Ended September 30, 2022
Construction and land development
Residential	$69	$—	$69	$8,437	$—	$8,437
Commercial	175	—	175	32,109	—	32,109
	244	—	244	40,546	—	40,546
Commercial real estate
Owner occupied	875	3	872	122,067	4,389	117,678
Non-owner occupied	1,307	—	1,307	155,981	589	155,392
Multifamily	33	—	33	11,309	—	11,309
Farmland	1	—	1	564	—	564
	2,216	3	2,213	289,921	4,978	284,943
Consumer real estate
Home equity lines	12	—	12	19,891	300	19,591
Secured by 1-4 family residential
First deed of trust	129	6	123	65,704	1,912	63,792
Second deed of trust	38	—	38	6,930	264	6,666
	179	6	173	92,525	2,476	90,049
Commercial and industrial loans
(except those secured by real estate)	582	—	582	91,603	89	91,514
Student loans	67	—	67	22,010	—	22,010
Consumer and other	82	1	81	4,078	24	4,054

	$3,370	$10	$3,360	$540,683	$7,567	$533,116

Year Ended December 31, 2021
Construction and land development
Residential	$57	$—	$57	$6,805	$—	$6,805
Commercial	229	—	229	42,344	—	42,344
	286	—	286	49,149	—	49,149
Commercial real estate
Owner occupied	833	4	829	113,108	5,043	108,065
Non-owner occupied	1,083	—	1,083	129,786	1,458	128,328
Multifamily	35	—	35	11,666	—	11,666
Farmland	2	—	2	977	—	977
	1,953	4	1,949	255,537	6,501	249,036
Consumer real estate
Home equity lines	12	—	12	17,977	300	17,677
Secured by 1-4 family residential
First deed of trust	123	7	116	62,277	2,019	60,258
Second deed of trust	47	—	47	12,118	238	11,880
	182	7	175	92,372	2,557	89,815
Commercial and industrial loans
(except those secured by real estate)	486	—	486	100,421	185	100,236
Student loans	65	—	65	25,975	—	25,975
Consumer and other	451	—	451	3,003	—	3,003

	$3,423	$11	$3,412	$526,457	$9,243	$517,214

Note 6 – Deposits

Deposits as of September 30, 2022 and December 31, 2021 were as follows (dollars in thousands):

	September 30, 2022		December 31, 2021
	Amount	%	Amount	%

Demand accounts	$279,269	41.8%	$268,804	40.5%
Interest checking accounts	86,894	13.0%	89,599	13.5%
Money market accounts	193,642	29.0%	187,942	28.3%
Savings accounts	57,498	8.6%	54,106	8.1%
Time deposits of $250,000 and over	4,643	0.7%	6,977	1.1%
Other time deposits	45,873	6.9%	56,620	8.5%

Total	$667,819	100.0%	$664,048	100.0%

Note 7 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $373,000 in FHLB stock at September 30, 2022 and $353,000 at December 31, 2021, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of commercial and 1-4 family residential loans. The Company had no outstanding FHLB advances at September 30, 2022 or December 31, 2021.

Through the Federal Reserve Bank of Richmond, the Company could borrow funds through the Paycheck Protection Program Liquidity Fund (“PPPLF”), which were secured by the Company’s PPP loans. The PPPLF ceased extending credit on July 30, 2021.  The Company did not have outstanding advances under the PPPLF at September 30, 2022 or December 31, 2021.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no borrowings against the lines at September 30, 2022 or December 31, 2021.

The Company’s unused lines of credit for future borrowings total approximately $66.1 million at September 30, 2022, which consists of $23.3 million available from the FHLB, $10 million on revolving bank line of credit, $7.8 million under secured federal funds agreements with third party financial institutions, and $25 million in repurchase lines of credit with third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank of Richmond or the FHLB above the current lendable collateral value.

Note 8 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a floating rate of interest indexed to the London InterBank Offered Rate (“LIBOR”) (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at September 30, 2022 was 5.60%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at September 30, 2022 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at September 30, 2022 was 4.85%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at September 30, 2022 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 9 – Subordinated Debt

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrue interest at a fixed rate of 6.50% for the first five years until March 31, 2023; thereafter, the subordinated notes will accrue interest at an annual floating rate equal to three-month LIBOR plus a spread of 3.73% until maturity or early redemption. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. The carrying value of the notes totaled $5,684,000 and $5,660,000 at September 30, 2022 and December 31, 2021, respectively.

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

The following table summarizes option activity under the Company's stock incentive plans during the indicated periods:

	Nine Months Ended September 30,
	2022				2021
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value		Price	Per Share	Value

Options outstanding, beginning of period	734	$25.63	$9.76		734	$25.63	$9.76
Granted	—	—	—		—	—	—
Forfeited	—	—	—		—	—	—
Exercised	(345)	25.50	$9.76		—	—	—
Options outstanding, end of period	389	$25.74	$9.76	$—	734	$25.63	$9.76	$—
Options exercisable, end of period	389				734

During the nine months ended September 30, 2021, we granted certain officers time-based restricted shares of common stock and performance-based restricted stock units. The time-based restricted shares vest ratably over a three year period provided the officer is employed with the Company on the applicable vesting date.  The performance-based units, which have a two-year performance period that began on January 2, 2022, vest based on the Company’s achievement of performance targets related to return on tangible common equity over the performance period with possible payouts ranging from 0% to 150% of the target awards.

During the nine months ended September 30, 2022, we granted certain officers time-based restricted shares of common stock and performance-based restricted stock units. The time-based restricted shares vest ratably over a three year period provided the officer is employed with the Company on the applicable vesting date.  The performance-based units, which have a two-year performance period that begins on January 2, 2023, vest based on the Company’s achievement of performance targets related to return on tangible common equity over the performance period with possible payouts ranging from 0% to 150% of the target awards.

The total number of shares underlying non-vested restricted stock was 16,316 and 17,077 at September 30, 2022 and 2021, respectively.  The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to non-vested share-based compensation arrangements granted under the stock incentive plan as of September 30, 2022 and 2021 was $551,691 and $437,600, respectively. The time-based unrecognized compensation of $363,742 is expected to be recognized over a weighted average period of 1.73 years. For the periods ended September 30, 2022, there were 924 forfeitures of restricted stock and restricted stock units, and no forfeitures for the period ended September 30, 2021.

A summary of changes in the Company’s non-vested restricted stock and restricted stock unit awards for the nine months ended September 30, 2022 follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair-Value	Value

December 31, 2021	23,734	$37.46	$1,142,792
Granted	3,341	54.56	160,869
Vested	(11,270)	32.30	(542,651)
Forfeited	(924)	34.30	(44,491)
Other	1,435	32.32	69,095
September 30, 2022	16,316	$44.25	$785,615

Stock-based compensation expense was approximately $272,000 and $218,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (in thousands):

	Fair Value Measurement
	at September 30, 2022 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$60,577	$—	$60,577	$—
Mortgage-backed securities	62,006	—	62,006	—
Municipals	1,545	—	1,545	—
Subordinated debt	10,375	—	8,875	1,500
Loans held for sale	5,076	—	5,076	—
IRLC	111	—	111	—

Financial Liabilities - Recurring
Forward sales commitment	113	—	113	—

	Fair Value Measurement
	at December 31, 2021 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
US Government Agencies	$40,999	$—	$40,999	$—
Mortgage-backed securities	40,495	—	40,495	—
Municipals	2,209		2,209
Subordinated debt	10,996	—	9,246	1,750
Loans held for sale	5,141	—	5,141	—
IRLC	471	—	471	—

Financial Liabilities - Recurring
Forward sales commitment	651	—	651	—

There were no Level 3 fair value measurements for financial instruments measured on a non-recurring basis at fair value at September 30, 2022 and December 31, 2021.

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

		September 30,		December 31,
		2022		2021
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial assets
Cash	Level 1	$20,393	$20,393	$12,071	$12,071
Cash equivalents	Level 2	11,788	11,788	80,545	80,545
Investment securities available for sale	Level 2	133,003	133,003	92,949	92,949
Investment securities available for sale	Level 3	1,500	1,500	1,750	1,750
Federal Home Loan Bank stock	Level 2	373	373	353	353
Loans held for sale	Level 2	5,076	5,076	5,141	5,141
Loans	Level 3	540,683	518,727	526,457	526,668
Bank owned life insurance	Level 2	12,718	12,718	12,494	12,494
Accrued interest receivable	Level 2	3,341	3,341	3,245	3,245
Interest rate lock commitments	Level 2	111	111	471	471

Financial liabilities
Deposits	Level 2	667,819	667,512	664,048	663,898
Trust preferred securities	Level 2	8,764	7,990	8,764	9,554
Other borrowings	Level 2	5,684	5,684	5,660	5,660
Accrued interest payable	Level 2	58	58	68	68
Forward sales commitment	Level 2	113	113	651	651

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

The following table presents segment information as of and for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended September 30, 2022

Revenues
Interest income	$6,885	$70	$—	$6,955
Gain on sale of loans	—	1,350	—	1,350
Other revenues	822	108	(71)	859
Total revenues	7,707	1,528	(71)	9,164

Expenses
Provision for loan losses	100	—	—	100
Interest expense	420	—	—	420
Salaries and benefits	2,646	800	—	3,446
Commissions	—	459	—	459
Other expenses	1,853	296	(71)	2,078
Total operating expenses	5,019	1,555	(71)	6,503

Income (loss) before income taxes	2,688	(27)	—	2,661
Income tax expense (benefit)	514	(6)	—	508
Net income (benefit)	$2,174	$(21)	$—	$2,153

Total assets	$755,071	$18,281	$(30,649)	$742,703

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended September 30, 2021

Revenues
Interest income	$6,818	$104	$(1)	$6,921
Gain on sale of loans	—	2,704	—	2,704
Other revenues	733	228	(70)	891
Total revenues	7,551	3,036	(71)	10,516

Expenses
Recovery of provision for loan losses	—	—	—	—
Interest expense	493	—	(1)	492
Salaries and benefits	2,632	975	—	3,607
Commissions	—	736	—	736
Other expenses	1,738	362	(70)	2,030
Total operating expenses	4,863	2,073	(71)	6,865

Income before income taxes	2,688	963	—	3,651
Income tax expense	550	202	—	752
Net income	$2,138	$761	$—	$2,899

Total assets	$733,611	$19,417	$(22,967)	$730,061

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Nine Months Ended September 30, 2022

Revenues
Interest income	$19,762	$192	$—	$19,954
Gain on sale of loans	—	4,018	—	4,018
Other revenues	2,510	413	(148)	2,775
Total revenues	22,272	4,623	(148)	26,747

Expenses
Recovery of provision for loan losses	(300)	—	—	(300)
Interest expense	1,238	—	—	1,238
Salaries and benefits	7,900	2,494	—	10,394
Commissions	—	1,405	—	1,405
Other expenses	5,610	935	(148)	6,397
Total operating expenses	14,448	4,834	(148)	19,134

Income (loss) before income taxes	7,824	(211)	—	7,613
Income tax expense (benefit)	1,514	(44)	—	1,470
Net income (loss)	$6,310	$(167)	$—	$6,143

Total assets	$755,071	$18,281	$(30,649)	$742,703

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Nine Months Ended September 30, 2021

Revenues
Interest income	$20,606	$341	$(24)	$20,923
Gain on sale of loans	—	9,608	—	9,608
Other revenues	2,190	694	(205)	2,679
Total revenues	22,796	10,643	(229)	33,210

Expenses
Recovery of provision for loan losses	(500)	—	—	(500)
Interest expense	1,728	24	(24)	1,728
Salaries and benefits	7,274	3,267	—	10,541
Commissions	—	2,405	—	2,405
Other expenses	5,372	989	(205)	6,156
Total operating expenses	13,874	6,685	(229)	20,330

Income before income taxes	8,922	3,958	—	12,880
Income tax expense	1,959	831	—	2,790
Net income	$6,963	$3,127	$—	$10,090

Total assets	$733,611	$19,417	$(22,967)	$730,061

Note 13 – Shareholders’ Equity and Regulatory Matters

Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred tax benefits of $3,075,000 and $198,000 as of September 30, 2022 and December 31, 2021, respectively (in thousands):

	September 30,	December 31,
	2022	2021

Net unrealized losses on securities	$(11,547)	$(717)
Net unrecognized losses on defined benefit plan	(21)	(27)
Total accumulated other comprehensive loss	$(11,568)	$(744)

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

The Basel III Capital Rules require banks to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).  The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of September 30, 2022, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950.  To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%.  As of September 30, 2022, the Bank exceeded the minimum ratios to be classified as well capitalized.

On September 17, 2019, the federal bank regulators issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion of assets, like the Company and the Bank, to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). The Bank elected not to opt into the CBLR framework as of September 30, 2022 and December 31, 2021.

The capital amounts and ratios at September 30, 2022 and December 31, 2021 for the Bank are presented in the table below (dollars in thousands):

			For Capital
			Requirements
	Actual		Including Conservation Buffer (1)		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2022
Total capital (to risk- weighted assets) Village Bank	$82,996	14.48%	$60,166	10.50%	$57,301	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	79,626	13.90%	48,706	8.50%	45,841	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	79,626	10.53%	30,253	4.00%	37,817	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	79,626	13.90%	40,111	7.00%	37,246	6.50%

December 31, 2021
Total capital (to risk- weighted assets) Village Bank	$77,547	14.66%	$55,558	10.50%	$52,912	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	74,124	14.01%	44,975	8.50%	42,330	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	74,124	9.86%	30,068	4.00%	37,585	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	74,124	14.01%	37,038	7.00%	34,393	6.50%

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

At September 30, 2022 and December 31, 2021, the Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	September 30,	December 31,
	2022	2021

Undisbursed credit lines	$110,269	$103,125
Commitments to extend or originate credit	13,326	18,551
Standby letters of credit	557	4,680

Total commitments to extend credit	$124,152	$126,356

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

Note 15 – Mortgage Banking and Derivatives

Loans held for sale. The Company, through the Bank’s mortgage banking subsidiary, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. The Company’s portfolio of loans held for sale (“LHFS”) is accounted for in accordance with ASC 820 - Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business and totaled $5.1 million as of September 30, 2022, of which $5.1 million is related to unpaid principal, and totaled $5.1 million as of December 31, 2021, of which $5.0 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments. The Company, through the Bank’s mortgage banking subsidiary, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation.  The Company determines the fair value of IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at September 30, 2022, and totaled $111,000, with a notional amount of $13.3 million and total positions of 45, and was reported in “Other Assets” at December 31, 2021, and totaled $471,000 with a notional amount of $18.2 million and total positions of 67. Changes in fair value are recorded as a component of mortgage banking income, net in the Consolidated Income Statement for the period ended September 30, 2022 and 2021. The Company’s IRLCs are classified as Level 2. At September 30, 2022 and December 31, 2021, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b).  The fair value of forward sales commitments is reported in “Other Liabilities” in the Consolidated Balance Sheet at September 30, 2022, and totaled $113,000 with a notional amount of $18.4 million and total positions of 62, and was reported in “Other Liabilities” at December 31, 2021, and totaled $651,000, with a notional amount of $24.3 million and total positions of 95.

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

In March 2022, the FASB issued ASU 2022-02 “Financial Instruments – Credit Losses (Topic 326) Trouble Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post implementation review of the credit losses standard (ASU 2016-13) that introduced the current expected credit losses (“CECL”) model. The amendments eliminate the accounting guidance for TDRs by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

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

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at September 30, 2022 and December 31, 2021 and the results of operations for the Company for the three and nine months ended September 30, 2022 and 2021. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended September 30, 2022, the Company had net income of $2,153,000, or $1.46 per fully diluted share, compared to net income of $2,899,000, or $1.97 per fully diluted share, for the same period in 2021. For the nine months ended September 30, 2022, the Company had net income of $6,143,000, or $4.16 per fully diluted share, compared to net income of $10,090,000, or $6.88 per fully diluted share, for the same period in 2021.

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

	For the Three Months Ended September 30,
	2022	2021	Change

	(dollars in thousands)
Average interest-earning assets	$700,755	$681,164	$19,591
Interest income	$6,955	$6,921	$34
Yield on interest-earning assets	3.94%	4.03%	(0.09)%
Average interest-bearing liabilities	$406,837	$396,194	$10,643
Interest expense	$420	$492	$(72)
Cost of interest-bearing liabilities	0.41%	0.49%	(0.08)%
Net interest income	$6,535	$6,429	$106
Net interest margin	3.70%	3.74%	(0.04)%

The following are variances of note for the three months ended September 30, 2022 compared to the three months ended September 30, 2021:

●NIM compressed by four basis points to 3.70% for the three months ended September 30, 2022 compared to 3.74% for the three months ended September 30, 2021. The compression was driven by the following:
o	The Commercial Banking Segment recorded SBA fee income, net of deferred costs, of $23,000 for the three months ended September 30, 2022, compared to $1,210,000 for the three months ended September 30, 2021, through interest income as a result of normal amortization and the receipt of funds from PPP loans forgiven by the SBA. In addition, the Commercial Banking Segment recorded interest income associated with PPP loans of $3,000 for the three months ended September 30, 2022, compared to $192,000 for the three months ended September 30, 2021. Total income associated with PPP loans was $26,000 for the three months ended September 30, 2022 compared to $1,402,000 for the three months ended September 30, 2021.
o	The yield on average earning assets compressed by nine basis points, 3.94% for the three months ended September 30, 2022 vs. 4.03% for the three months ended September 30, 2021. The increase in our yield on earning assets, adjusting for PPP income, is a result of improvement in our earning asset mix as well as the impact of the rise in interest rates during 2022.
o	The cost of interest bearing liabilities dropped by eight basis points to 0.41% for the three months ended September 30, 2022 compared to 0.49% for the three months ended September 30, 2021, because of the shift in our deposit mix from higher cost time deposits to lower cost relationship deposits. Average time deposits decreased $23,066,000, or 28.75%, from the three months ended September 30, 2021, and low cost relationship deposits and non-interest bearing deposits together increased $59,220,000, or 10.69%, from the three months ended September 30, 2021.

	For the Nine Months Ended September 30,
	2022	2021	Change

	(dollars in thousands)
Average interest-earning assets	$705,935	$669,583	$36,352
Interest income	$19,954	$20,923	$(969)
Yield on interest-earning assets	3.78%	4.18%	(0.40)%
Average interest-bearing liabilities	$408,150	$400,963	$7,187
Interest expense	$1,238	$1,728	$(490)
Cost of interest-bearing liabilities	0.41%	0.58%	(0.17)%
Net interest income	$18,716	$19,195	$(479)
Net interest margin	3.54%	3.83%	(0.29)%

The following are variances of note for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

●	NIM compressed by 29 basis points to 3.54% for the nine months ended September 30, 2022 compared to 3.83% for the nine months ended September 30, 2021. The expansion was driven by the following:
o	The Commercial Banking Segment recorded SBA fee income, net of deferred costs, of $973,000 for the nine months ended September 30, 2022 compared to $4,034,000 for the nine months ended September 30, 2021, through interest income as a result of normal amortization and the receipt of funds from PPP loans forgiven by the SBA. In addition, the Commercial Banking Segment recorded interest income associated with PPP loans of $81,000 for the nine months ended September 30, 2022 compared to $930,000 for the nine months ended September 30, 2021. Total income associated with PPP loans was $1,054,000 for the nine months ended September 30, 2022 compared to $4,964,000 for the nine months ended September 30, 2021.
o	The yield on average earning assets compressed by 40 basis points, 3.78% for the nine months ended September 30, 2022 vs. 4.18% for the nine months ended September 30, 2021. The decrease in our yield on earning assets for the nine months ended September 30, 2022, adjusting for PPP income, was a result of the shift in our earning asset mix which was driven by an increase in our liquid assets (i.e. interest bearing due from other institutions and investment securities) due to the reduction in the PPP loan balances because of loan forgiveness, which was partially offset by growth in the core loan portfolio and growth in our deposit base. The rise in interest rates during the nine months ended September 30, 2022 partially offset the impact of the increased liquid assets.
o	The cost of interest bearing liabilities dropped by 17 basis points to 0.41% for the nine months ended September 30, 2022 compared to 0.58% for the nine months ended September 30, 2021, because of the shift in our deposit mix from higher cost time deposits to lower cost relationship deposits. Average time deposits decreased $28,322,000, or 30.68%, from September 30, 2021, and average low cost relationship deposits and non-interest bearing deposits together increased $80,956,000, or 15.36%, from September 30, 2021.

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

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
		Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$86,757	$1,055	4.82%	$128,417	$1,921	5.93%
Real estate - residential	91,071	1,091	4.75%	85,660	977	4.53%
Real estate - commercial	290,769	3,282	4.48%	247,158	2,881	4.62%
Real estate - construction	38,728	412	4.22%	47,358	463	3.88%
Student loans	23,062	252	4.34%	28,285	269	3.77%
Consumer	4,004	48	4.76%	3,067	40	5.17%
Loans net of deferred fees	$534,391	$6,140	4.56%	$539,945	$6,551	4.81%
Loans held for sale	5,239	70	5.30%	13,668	104	3.02%
Investment securities	130,288	559	1.70%	56,931	244	1.70%
Federal funds and other	30,837	186	2.39%	70,620	22	0.12%
Total interest earning assets	700,755	6,955	3.94%	681,164	6,921	4.03%
Allowance for loan losses	(3,329)			(3,444)
Cash and due from banks	17,828			12,592
Premises and equipment, net	11,681			12,027
Other assets	22,383			22,765
Total assets	$749,318			$725,104

Interest bearing deposits
Interest checking	87,371	27	0.12%	80,049	26	0.13%
Money market	196,469	110	0.22%	180,261	103	0.23%
Savings	51,391	20	0.15%	41,245	16	0.15%
Certificates	57,163	83	0.58%	80,229	204	1.01%
Total deposits	392,394	240	0.24%	381,784	349	0.36%
Borrowings
Long-term debt - trust
preferred securities	8,764	80	3.62%	8,764	42	1.90%
Subordinated debt, net	5,679	100	6.99%	5,646	101	7.10%
Other borrowings	—	—	—%	—	—	—%
Total interest bearing liabilities	406,837	420	0.41%	396,194	492	0.49%
Noninterest bearing deposits	277,758			261,714
Other liabilities	3,260			6,035
Total liabilities	687,855			663,943
Equity capital	61,463			61,161
Total liabilities and capital	$749,318			$725,104

Net interest income before provision for loan losses		$6,535			$6,429
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.53%			3.54%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.70%			3.74%

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
		Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$85,429	$3,682	5.76%	$169,218	$6,401	5.06%
Real estate - residential	91,475	2,932	4.29%	86,733	2,991	4.61%
Real estate - commercial	278,196	9,379	4.51%	239,041	8,286	4.63%
Real estate - construction	41,057	1,048	3.41%	37,202	1,195	4.29%
Student loans	24,293	729	4.01%	28,902	805	3.72%
Consumer	3,609	139	5.15%	3,165	129	5.45%
Loans net of deferred fees	$524,059	$17,909	4.57%	$564,261	$19,807	4.69%
Loans held for sale	5,854	192	4.39%	16,162	341	2.82%
Investment securities	125,447	1,535	1.64%	48,219	743	2.06%
Federal funds and other	50,575	318	0.84%	40,941	32	0.10%
Total interest earning assets	705,935	19,954	3.78%	669,583	20,923	4.18%
Allowance for loan losses	(3,490)			(3,803)
Cash and due from banks	17,858			12,826
Premises and equipment, net	11,716			11,980
Other assets	20,000			23,008
Total assets	$752,019			$713,594

Interest bearing deposits
Interest checking	86,679	80	0.12%	75,823	76	0.13%
Money market	194,635	321	0.22%	171,093	359	0.28%
Savings	50,701	59	0.16%	39,827	47	0.16%
Certificates	61,700	295	0.64%	92,328	793	1.15%
Total deposits	393,715	755	0.26%	379,071	1,275	0.45%
Borrowings
Long-term debt - trust
preferred securities	8,764	181	2.76%	8,764	130	1.98%
Subordinated debt, net	5,671	302	7.12%	5,639	302	7.16%
Other borrowings	—	—	—%	7,489	21	0.37%
Total interest bearing liabilities	408,150	1,238	0.41%	400,963	1,728	0.58%
Noninterest bearing deposits	276,662			247,523
Other liabilities	5,203			7,252
Total liabilities	690,015			655,738
Equity capital	62,004			57,856
Total liabilities and capital	$752,019			$713,594

Net interest income before provision for loan losses		$18,716			$19,195
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.37%			3.60%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.54%			3.83%

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

The Company recorded a provision for loan loss expense of $100,000 for the three months ended September 30, 2022, compared to no provision for loan loss expense for the three months ended September 30, 2021. The provision expense for three months ended September 30, 2022 was due to growth in the overall loan portfolio as well as the impact of the $153,000 net charge-offs during the quarter. The lack of a provision for loan loss, during the three months ended September 30, 2021, was driven by improving macroeconomic conditions, the return of all loan deferrals to contractual payment terms and credit quality remaining strong. While current economic challenges due to higher inflation and the speed at which interest rates are rising remain risks to credit quality, we believe our current level of allowance for loan losses is sufficient.

The Company recorded a recovery of provision for loan loss expense of $300,000 and $500,000 for the nine months ended September 30, 2022 and September 30, 2021, respectively. The recovery of provision for loan loss expense, during the nine months ended September 30, 2022 and September 30, 2021, resulted from reductions in the qualitative factors driven by improving economic factors, improved credit metrics, and reductions in loan deferrals. While current economic challenges due to higher inflation and the speed at which interest rates are rising remain risks to credit quality, we believe our current level of allowance for loan losses is sufficient.

For more financial data and other information about the allowance for loan losses refer to section, “Balance Sheet Analysis under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, mortgage banking income, net, and gains and losses on securities available for sale. The most significant noninterest income item has been mortgage banking income, net, representing 56% and 73% for the three month periods ended September 30, 2022 and 2021, respectively, and 55% and 79% for the nine month periods ended September 30, 2022 and 2021, respectively.

	For the Three Months Ended
	September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Service charges and fees	$670	$580	$90	15.5%
Mortgage banking income, net	973	2,171	(1,198)	(55.2)%
Other	107	108	(1)	(0.9)%
Total noninterest income	$1,750	$2,859	$(1,109)	(38.8)%

The decrease in noninterest income of $1,109,000 for the three months ended September 30, 2022, was the result of the following:

●The $90,000 increase in service charges and fees was driven by higher consumer and business spending during the three months ended September 30, 2022.
●The $1,198,000 decrease in mortgage banking income, net is a result of decreased loan originations and sales compared to the prior year due the sharp rise in mortgage rates during the nine months ended September 30, 2022, the historically low inventory of homes for sale, and compressed gain on sale margins during the three months ended September 30, 2022. As a result of the sharp drop in origination volume, the Mortgage Banking Segment has taken steps to right size its expense structure to minimize the impact to earnings.

	For the Nine Months Ended
	September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Service charges and fees	$1,960	$1,711	$249	14.6%
Mortgage banking income, net	2,942	7,827	(4,885)	(62.4)%
Gain on sale of SBA loans	79	—	79	100.0%
Other	336	344	(8)	(2.3)%
Total noninterest income	$5,317	$9,882	$(4,565)	(46.2)%

The decrease in noninterest income of $4,565,000 for the nine months ended September 30, 2022, was the result of the following:

●The $249,000 increase in service charges and fees was driven by higher consumer and business spending during the nine months ended September 30, 2022.
●The $4,885,000 decrease in mortgage banking income, net is a result of decreased loan originations and sales compared to the prior year due the sharp rise in mortgage rates during the nine months ended September 30, 2022, the historically low inventory of homes for sale, and compressed gain on sale margins during the nine months ended September 30, 2022. As a result of the sharp drop in origination volume, the Mortgage Banking Segment has taken steps to right size its expense structure to minimize the impact to earnings.
●The Company began selling the guaranteed strip on SBA loans again during the nine months ended September 30, 2022, and recognized a gain of $79,000 for the period, compared to no sales for the same period in 2021.

Noninterest expense

	For the Three Months Ended
	September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Salaries and benefits	$3,446	$3,607	$(161)	(4.5)%
Occupancy	305	315	(10)	(3.2)%
Equipment	260	267	(7)	(2.6)%
Supplies	46	49	(3)	(6.1)%
Professional and outside services	655	730	(75)	(10.3)%
Advertising and marketing	67	99	(32)	(32.3)%
FDIC insurance premium	64	38	26	68.4%
Other operating expense	681	532	149	28.0%
Total noninterest expense	$5,524	$5,637	$(113)	(2.0)%

The decrease in noninterest expense of $113,000 for the three months ended September 30, 2022, was the result of the following:

●The $161,000 decrease in salaries and benefits expense was driven primarily by lower expenses related to the decreased mortgage production for the three months ended September 30, 2022.
●Professional and outside services expenses decreased by $75,000 primarily due to lower expenses associated with data processing.
●Advertising and marketing expense decreased by $32,000 as a result of decreased marketing efforts during the three months ended September 30, 2022, compared to the three months ended September 30, 2021.
●Other operating expense increased $149,000 as a result of an increase in check and card fraud during the three months ended September 30, 2022.

	For the Nine Months Ended
	September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Salaries and benefits	$10,394	$10,541	$(147)	(1.4)%
Occupancy	919	948	(29)	(3.1)%
Equipment	818	788	30	3.8%
Supplies	120	138	(18)	(13.0)%
Professional and outside services	2,118	2,085	33	1.6%
Advertising and marketing	271	347	(76)	(21.9)%
Foreclosed assets, net	—	(8)	8	(100.0)%
FDIC insurance premium	187	142	45	31.7%
Other operating expense	1,893	1,716	177	10.3%
Total noninterest expense	$16,720	$16,697	$23	0.1%

The increase in noninterest expense of $23,000 for the nine months ended September 30, 2022, was the result of the following:

●The $147,000 decrease in salaries and benefits expense was driven primarily by lower expenses related to the decreased mortgage production for the nine months ended September 30, 2022.
●Advertising and marketing expense decreased by $76,000 as a result of decreased marketing efforts during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.
●Other operating expense increased $177,000 primarily as a result of an increase in check and card fraud during the nine months ended September 30, 2022.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent difference and available tax credits. Income tax expense for the three and nine months ended September 30, 2022 was $508,000 and $1,470,000, respectively, resulting in an effective tax rate of 19.1% and 19.3%, respectively, compared to $752,000 and $2,790,000, or 20.6% and 21.7%, respectively, for the same periods in 2021. The decrease in the effective tax rate was primarily related to an increase in the tax credit received related to state taxes attributed to the Company and the Mortgage Banking Segment.  The Bank is not subject to Virginia income taxes, and instead is subject to a franchise tax based on bank capital.

Balance Sheet Analysis

Investment securities

At September 30, 2022 and December 31, 2021, all of our investment securities were classified as available for sale.

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

Approximately 78.2% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. Approximately 4.1% of the loan portfolio consists of rehabilitated student loans purchased by the Bank from 2014 to 2017 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 16.9% of all loans.  Loans in this category are typically made to individuals and small and medium-sized businesses, and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property.  The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.  The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

Loans classified by type as of September 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

	September 30, 2022		December 31, 2021
	Amount	%	Amount	%
Construction and land development
Residential	$8,437	1.56%	$6,805	1.29%
Commercial	32,109	5.94%	42,344	8.05%
	40,546	7.50%	49,149	9.34%
Commercial real estate
Owner occupied	122,067	22.59%	113,108	21.48%
Non-owner occupied	155,981	28.85%	129,786	24.65%
Multifamily	11,309	2.09%	11,666	2.22%
Farmland	564	0.10%	977	0.19%
	289,921	53.63%	255,537	48.54%
Consumer real estate
Home equity lines	19,891	3.68%	17,977	3.41%
Secured by 1-4 family residential,
First deed of trust	65,704	12.15%	62,277	11.83%
Second deed of trust	6,930	1.28%	12,118	2.31%
	92,525	17.11%	92,372	17.55%
Commercial and industrial loans
(except those secured by real estate)	91,603	16.94%	100,421	19.07%
Guaranteed student loans	22,010	4.07%	25,975	4.93%
Consumer and other	4,078	0.75%	3,003	0.57%

Total loans	540,683	100.00%	526,457	100.00%
Deferred fees and costs, net	592		(433)
Less: allowance for loan losses	(3,370)		(3,423)
	$537,905		$522,601

PPP loans included in commercial and industrial loans in the above table were $710,000 and $32,601,000 as of September 30, 2022 and December 31, 2021, respectively.

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

		Provision for					Ratio of Net
	Beginning	(Recovery of)			Ending	Average	Charge-offs to
	Balance	Loan Losses	Charge-offs	Recoveries	Balance	Loans	Average Loans
Nine Months Ended September 30, 2022
Construction and land development
Residential	$57	$12	$—	$—	$69	$6,676	—%
Commercial	229	(54)	—	—	175	34,381	—%
	286	(42)	—	—	244	41,057	—%
Commercial real estate
Owner occupied	833	42	—	—	875	122,052	—%
Non-owner occupied	1,083	224	—	—	1,307	141,138	—%
Multifamily	35	(2)	—	—	33	14,194	—%
Farmland	2	(1)	—	—	1	812	—%
	1,953	263	—	—	2,216	278,196	—
Consumer real estate
Home equity lines	12	(58)	—	58	12	19,468	0.30%
Secured by 1-4 family residential
First deed of trust	123	2	—	4	129	61,001	—%
Second deed of trust	47	(312)	(27)	330	38	11,006	2.75%
	182	(368)	(27)	392	179	91,475	0.40%
Commercial and industrial loans
(except those secured by real estate)	486	189	(157)	64	582	85,429	(0.11)%
Student loans	65	26	(24)	—	67	24,293	(0.10)%
Consumer and other	29	9	(1)	—	37	3,609	(0.03)%
Unallocated	422	(377)	—	—	45	—	—%

	$3,423	$(300)	$(209)	$456	$3,370	$524,059	0.05%

Year Ended December 31, 2021
Construction and land development
Residential	$214	$(157)	$—	$—	$57	$7,959	—%
Commercial	285	(56)	—	—	229	32,750	—%
	499	(213)	—	—	286	40,709	—%
Commercial real estate
Owner occupied	1,047	(214)	—	—	833	127,150	—%
Non-owner occupied	1,421	(352)	—	14	1,083	103,535	0.01%
Multifamily	47	(12)	—	—	35	11,111	—%
Farmland	2	—	—	—	2	744	—%
	2,517	(578)	—	14	1,953	242,540	0.01
Consumer real estate
Home equity lines	24	(23)	—	11	12	17,860	0.06%
Secured by 1-4 family residential
First deed of trust	166	(54)	—	11	123	57,446	0.02%
Second deed of trust	79	1	(84)	51	47	11,821	(0.28)%
	269	(76)	(84)	73	182	87,127	(0.01)%
Commercial and industrial loans
(except those secured by real estate)	408	47	—	31	486	152,760	0.02%
Student loans	87	13	(35)	—	65	28,502	(0.12)%
Consumer and other	36	39	(46)	—	29	3,079	(1.49)%
Unallocated	154	268	—	—	422	—	—%

	$3,970	$(500)	$(165)	$118	$3,423	$554,717	(0.01)%

For more financial data and other information about loans refer to Note 5 “Loans and allowance for loan losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2022	2021
Nonaccrual loans	$984	$1,359
Foreclosed properties	—	—
Total nonperforming assets	$984	$1,359

Restructured loans (not included in nonaccrual loans above)	$4,890	$5,734

Loans past due 90 days and still accruing (1)	$1,714	$1,961

Nonaccrual loans to total loans (2)	0.18%	0.26%

Nonperforming assets to loans (2)	0.18%	0.26%

Nonperforming assets to total assets	0.13%	0.18%

Allowance for loan losses to
Loans, net of deferred fees and costs	0.62%	0.65%
Loans, net of deferred fees and costs (excluding guaranteed loans)	0.65%	0.69%
Nonaccrual loans	342.48%	251.94%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

Nonperforming assets, consisting solely of nonaccrual loans, totaled $984,000 at September 30, 2022, compared to $1,359,000 at December 31, 2021.

The following table presents an analysis of the changes in nonperforming assets for the nine months ended September 30, 2022 (in thousands):

	Nonaccrual
	Loans	OREO	Total
Balance December 31, 2021	$1,359	$—	$1,359
Additions	168	—	168
Loans placed back on accrual	(177)	—	(177)
Repayments	(339)	—	(339)
Charge-offs	(27)	—	(27)
Balance September 30, 2022	$984	$—	$984

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

There were no specific allowances associated with the total nonaccrual loans of $984,000 and $1,359,000 at September 30, 2022 and December 31, 2021, respectively, that were considered impaired.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $84,000 and $82,000 for the nine months ended September 30, 2022 and 2021, respectively. Student loans totaling $1,714,000 and $1,961,000 at September 30, 2022 and December 31, 2021, respectively, were past due 90 days or more and interest was still being accrued as principal and interest on such loans have a 98% guarantee by the DOE.  The 2% not covered by the DOE guarantee is provided for in the allowance for loan losses.

Deposits

Deposits as of September 30, 2022 and December 31, 2021 were as follows (dollars in thousands):

	September 30, 2022		December 31, 2021
	Amount	%	Amount	%
Demand accounts	$279,269	41.8%	$268,804	40.5%
Interest checking accounts	86,894	13.0%	89,599	13.5%
Money market accounts	193,642	29.0%	187,942	28.3%
Savings accounts	57,498	8.6%	54,106	8.1%
Time deposits of $250,000 and over	4,643	0.7%	6,977	1.1%
Other time deposits	45,873	6.9%	56,620	8.5%
Total	$667,819	100.0%	$664,048	100.0%

Total deposits increased by $3,771,000, or 0.57%, from December 31, 2021. Variances of note are as follows:

●Noninterest bearing demand account balances increased $10,464,000 from December 31, 2021 and represented 41.8% of total deposits compared to 40.5% as of December 31, 2021. The increase in noninterest bearing demand accounts is a result of core relationship growth and continued success at converting non-customer PPP loan applicants into customers.
●Low cost relationship deposits (i.e. interest checking, money market, and savings) balances increased $6,388,000, or 1.93%, from December 31, 2021. The increase in these accounts continues to be a result of adding core relationships, continued growth in accounts from non-customer PPP loan applicants and the migration of customer funds from time deposits.
●Time deposits decreased by $13,081,000, or 22.11%, from December 31, 2021. The decrease in time deposits continues to be driven by the migration of customers from time deposits to lower cost deposit products and the maturity of $993,000 of internet listing service deposits which were not replaced. This decrease continues to allow us to lower our cost of interest bearing deposits.

The following table presents the average deposits balance and average rate paid for the dates indicated (dollars in thousands).

	Average Balance		Average Cost Rate
	Nine Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021
Noninterest bearing deposits	$276,662	$254,481
Interest checking	86,679	77,665	0.12%	0.14%
Money market	194,635	175,313	0.22%	0.26%
Savings	50,701	41,135	0.16%	0.16%
Certificates
Less than $250,000	55,329	74,515	0.63%	1.10%
$250,000 or more	6,371	12,254	0.69%	0.99%
Total interest bearing deposits	393,715	380,882	0.40%	0.41%
Total deposits	$670,377	$635,363	0.26%	0.25%

The following table presents (in thousands) the scheduled maturities of time deposits greater than $250,000 which is the maximum FDIC insurance limit.

	September 30,	December 31,
	2022	2021
Months to maturity:
Three or less	$1,029	$2,458
Over three through six	—	938
Over six through twelve	2,013	2,785
Over twelve	1,601	796
Total	$4,643	$6,977

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

Capital resources

Shareholders’ equity at September 30, 2022 was $58,372,000 compared to $63,401,000 at December 31, 2021. The $5,029,000 decrease in shareholders’ equity during the nine months ended September 30, 2022 is primarily due to the $10,824,000 increase in accumulated other comprehensive loss associated with the unrealized holding losses arising in the available for sale investment securities portfolio during the period, which were the result of the movement in interest rates during the nine months ended September 30, 2022. The increase in the holding losses was partially offset by the net income of $6,143,000 during the nine months ended September 30, 2022.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2022	2021
Tier 1 capital
Total bank equity capital	$68,058	$73,380
Net unrealized loss on available-for-sale securities	11,547	717
Defined benefit postretirement plan	21	27
Total Tier 1 capital	79,626	74,124

Tier 2 capital
Allowance for loan losses	3,370	3,423
Tier 2 capital deduction	—	—
Total Tier 2 capital	3,370	3,423

Total risk-based capital	82,996	77,547

Risk-weighted assets	$573,012	$531,225

Average assets	$756,336	$751,708

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	10.53%	9.86%
Common equity tier 1 capital ratio (CET 1)	13.90%	14.01%
Tier 1 capital to risk-weighted assets	13.90%	14.01%
Total capital to risk-weighted assets	14.48%	14.66%
Equity to total assets	9.16%	9.83%

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

At September 30, 2022, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $166,684,000, or 22.44% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain two federal funds lines of credit with correspondent banks totaling $15 million for which there were no borrowings against the lines at September 30, 2022 and December 31, 2021.

We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2022 was $33.4 million, based on the

Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets.

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At September 30, 2022, we had commitments to originate $124,152,000 of loans. Fixed commitments to incur capital expenditures were less than $100,000 at September 30, 2022. Certificates of deposit scheduled to mature in the 12-month period ending September 30, 2022 totaled $32,879,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2022. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

101

The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed

Consolidated Financial Statements.

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date:	November 10, 2022	By:	/s/ James E. Hendricks, Jr.
James E. Hendricks, Jr.
President and Chief Executive Officer

Date:	November 10, 2022	By:	/s/ Donald M. Kaloski, Jr.
Donald M. Kaloski, Jr.
Executive Vice President and Chief Financial Officer