Form 10-K
period 2022-12-31
Village Bank & Trust Financial Corp.
filed 2023-03-20
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $27,310,000.

The number of shares of common stock outstanding as of March 1, 2023 was 1,483,575.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in conjunction with the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Bank revenues are derived from interest and fees received in connection with loans, deposits, and mortgage services. Administrative and operating expenses are the major expenses, followed by interest paid on deposits and borrowings. Revenues from the Mortgage Company consist primarily of gains from the sale of loans and loan origination fees and its major expenses consist of personnel, occupancy, data processing, and other operating expenses. In 2022, revenue (after intercompany eliminations) generated by the Bank totaled $30.6 million and the Mortgage Company generated $3.8 million in revenue.

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

Lending Limit. As of December 31, 2022, our legal lending limit for loans to one borrower was approximately $12,747,000.

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

At June 30, 2022, the latest date such information is available from the FDIC, the Bank’s deposit market share in Chesterfield County was 4.58%, 5.20% in Hanover County, 10.49% in Powhatan County, 0.46% in the Richmond metropolitan statistical area, 0.14% in Henrico County and 0.73% in James City County.

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

Limits on the Payment of Dividends. The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Virtually all of the Company’s cash revenues will result from dividends paid to it by the Bank, which is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings without approval by the BFI. As of December 31, 2022, the Bank’s retained earnings were $10,479,000. In addition, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be "undercapitalized," as defined in FDIC regulations.

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

In October 2022, the FDIC adopted a final rule to increase the assessment base rate schedules uniformly by two basis points beginning with the first quarterly assessment period of 2023.

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

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement (the “SBHC Policy Statement”). Under the SBHC Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules. The SBHC Policy Statement does not apply to the Bank and the Bank must comply with the Basel III Capital Rules. The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the FDI Act, as described below.

On September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which became effective on January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. The Bank elected not to opt into the CBLR framework as of December 31, 2022 and 2021. The Bank does not expect to opt into the CBLR framework in 2023.

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

To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. At December 31, 2022, the Bank’s common equity Tier 1 capital ratio was 14.22%, its Tier 1 risk-based capital ratio was 14.22%, its total risk-based capital ratio was 14.81% and its leverage ratio was 10.95%. Accordingly, as of December 31, 2022, the Bank met the minimum ratios to be classified as well capitalized. More information concerning our regulatory ratios at December 31, 2022 is included in Note 13 to the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

As described above, on September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion of consolidated assets to elect to opt into the CBLR framework. Banks opting into the CBLR framework and maintaining a CBLR of greater than 9% would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. The Bank elected not to opt into the CBLR framework as of December 31, 2022 and 2021.

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

Incentive Compensation Policies and Restrictions. In July 2010, the federal banking agencies issued guidance that applies to all banking organizations supervised by the agencies (thereby including both the Company and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. At December 31, 2022, we had not been made aware of any instances of non-compliance with this guidance. The Dodd-Frank Act requires the appropriate federal regulators to establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or bank that provides an insider or other employee with “excessive compensation” or that could lead to a material financial loss to such firm. These standards have not yet been established.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including The Nasdaq Stock Market, LLC, the exchange on which our common stock is listed, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. In February 2023, The Nasdaq Stock Market, LLC posted its initial rule filing with the SEC to implement this directive. The final rule will require us to adopt a clawback policy that is compliant with the new listing standard within 60 days after such standard becomes effective.

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

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on depository institutions by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. Federal regulatory authorities also have broad enforcement powers over us, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors. At December 31, 2022, the Bank met the ratio requirements to be classified as a well capitalized financial institution.

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

In May 2022, the federal bank regulatory agencies jointly issued a proposed rule intended to strengthen and modernize the CRA regulatory framework.  If implemented, the rule would, among other things, (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions.

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

Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and the Consolidated Appropriations Act, 2021 (“Appropriations Act”) was signed into law on December 27, 2020. Among other things, the CARES Act created the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) and it was extended by the Appropriations Act. Under the PPP, money was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans were provided through participating financial institutions, such as the Bank, that processed loan applications and service the loans.

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

Employees

As of December 31, 2022, the Company and its subsidiaries had a total of 142 full-time employees and 6 part-time employees. None of the Company’s employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

The Company has a Code of Ethics for directors, officers and all employees of the Company and its subsidiaries, which is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and other principal financial officers. The Code addresses such topics as protection and proper use of Company assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting and conflicts of interest. A copy of the Code will be provided, without charge, to any shareholder upon written request to the Secretary of the Company, whose address is 13319 Midlothian Turnpike, Midlothian, Virginia 23113.

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

In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC (except for exhibits). Requests should be directed to Donald M. Kaloski, Jr., Chief Financial Officer, Village Bank and Trust Financial Corp., 13319 Midlothian Turnpike, Midlothian, VA 23113.

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

On January 1, 2023, we adopted Accounting Standards Codification (ASC) Topic 326, “Financial Instruments—Credit Losses” (ASC 326), which replaces existing accounting principles for the recognition of loan losses based on losses that have been incurred with a requirement to record an allowance for credit losses that represents expected credit losses over the lifetime of all loans in the Corporation’s portfolio. Under ASC 326, the Company’s estimate of expected credit losses will be based on reasonable and supportable forecasts of future economic conditions and loan performance. While the adoption of ASC 326 will not affect ultimate loan performance or cash flows of the Company from making loans, the period in which expected credit losses affect net income of the Company may not be similar to the recognition of loan losses under current accounting guidance, and recognizing an allowance based on expected credit losses may create more volatility in the level of our allowance for credit losses and our results of operations, including based on volatility in economic forecasts and our expectations of loan performance in future periods, as actual results may differ materially from our estimates. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition, and results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

Our nonperforming assets adversely affect our net income in various ways. Nonperforming assets, (which include nonaccrual loans and other real estate owned, but exclude loans past due 90 days and still accruing as these loans are rehabilitated student loans which have a 98% guarantee by the DOE of principal and interest), were $654,000, or 0.09% of total assets, as of December 31, 2022. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair value of the collateral less estimated selling costs, which may result in a loss. An increased level of nonperforming assets also increases our risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. We utilize various techniques such as workouts, restructurings and loan sales to manage problem assets. Increases in or negative changes in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that we will avoid increases in nonperforming loans in the future.

We have a high concentration of loans secured by real estate, and a downturn in the local real estate market could materially and negatively affect our business.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, residential mortgages, home equity loans and lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) located principally in the Commonwealth of Virginia. As of December 31, 2022, 78.64% of all loans were secured by mortgages on real property. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. If there is a decline in real estate values, especially in our market area, the collateral for loans would deteriorate and provide significantly less security. The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and we would be more likely to suffer losses.

A portion of our loan portfolio consists of construction and land development loans, and a decline in real estate values and economic conditions would adversely affect the value of the collateral securing the loans and have an adverse effect on our financial condition.

At December 31, 2022, approximately 8.38% of our loan portfolio, or $45,127,000, consisted of construction and land development loans. Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate and improved, income producing real estate. Risk of loss on a construction or land development loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction or development, the marketability of the property, and the bid price and estimated cost (including interest) of construction or development. If the estimate of construction or development costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders and developers, the cost breakdown of construction or development is provided by the builder or developer. Although our underwriting criteria are designed to evaluate and minimize the risks of each construction or land development loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to our operations. In addition, construction and land development loans are dependent on the successful completion of the projects they finance. Loans secured by vacant or unimproved land are generally riskier than loans secured by improved property. These loans are more susceptible to adverse conditions in the real estate market and local economy.

We have a significant concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2022, we had approximately $284,617,000 in loans secured by commercial real estate, representing approximately 52.86% of total loans outstanding at that date. The real estate consists primarily of non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful rental of their properties. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition.

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

Transition away from the London Interbank Offered Rate (“LIBOR”) to another benchmark rate could adversely affect our operations.

The administrator of LIBOR announced that the most commonly used U.S. dollar LIBOR settings would cease to be published or cease to be representative after June 30, 2023. Management cannot predict whether or when LIBOR will actually cease to be available or what impact such a transition may have on the Company’s business, financial condition and results of operations.

The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace LIBOR with a benchmark rate based on the Secured Overnight Funding Rate (“SOFR”) for contracts governed by U.S. law that have no or ineffective fallbacks. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates, or the value of LIBOR-based securities will not be adversely affected. There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition, including with respect to the acceptance and use of SOFR and other benchmark rates.

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

Mortgage banking income, net of commissions, represented approximately 51.91% of total noninterest income for the year ended December 31, 2022. The success of our mortgage company is dependent upon our ability to originate loans and sell them to investors at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage banking activities. As a result, these conditions would also adversely affect our results of operations.

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

As of December 31, 2022, we had $5,692,000 of net subordinated notes and $8,764,000 of subordinated debt securities outstanding. The agreements under which the subordinated notes and subordinated debt securities were issued prohibit us from paying any dividends on our common stock or making any other distributions to our shareholders upon our failure to make any required payment of principal or interest or during the continuance of an event of default under the applicable agreement. Events of default generally consist of, among other things, certain events of bankruptcy, insolvency or liquidation relating to us. If we were to fail to make a required payment of principal or interest on our subordinated notes or subordinated debt securities, it could have a material adverse effect on the market value of our common stock.

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

According to the Form 4 filed by Mr. Lehman with the SEC on December 16, 2020, Mr. Lehman owns 768,379 shares, or approximately 51.82%, of the Company’s outstanding common stock. Due to this ownership, he is able to influence the outcome of any matter submitted to a vote of our shareholders. In addition, Mr. Lehman previously served on the boards of directors of the Company and the Bank and management regularly seeks guidance and perspective from him given his extensive industry experience. Mr. Lehman owns significant shares of other financial institutions, some of which may compete with us. These affiliations may create conflicts of interest that could incentivize him to take or approve actions with respect to other institutions that may have a negative impact on us (e.g. marketing efforts, product pricing, lending policies, business combination transactions, etc.). While we believe Mr. Lehman’s significant investment in the Company provides some protection in this regard, Mr. Lehman’s interests may not directly align with the interests of other holders of our common stock.

If Mr. Lehman acquires more than 66.67% of the Company’s outstanding shares of common stock, it will cause the acceleration of benefits under certain of our employment and benefit agreements, which will cause us to incur additional compensation expenses.

Certain of our employment and benefit agreements include customary provisions that provide for additional or accelerated compensation in the event of a change of control of the Company. If Mr. Lehman acquires more than 66.67% of the Company’s outstanding shares of common stock, it will cause the acceleration of benefits under some of these agreements. As described above, to the Company’s knowledge, Mr. Lehman owned approximately 51.82% of our outstanding common stock as of December 31, 2022.

Our stock incentive plan provides for “single-trigger” acceleration of change of control benefits, which means certain employees will receive benefits upon a change of control of the Company, regardless of whether the change of control affects their employment with the Company or any successor. These change of control benefits include accelerated vesting of restricted stock awards. If Mr. Lehman’s ownership of the Company’s common stock had exceeded 66.67% as of December 31, 2022, we would have recognized approximately $1,035,000 in related compensation expenses in 2022.

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

The economic impact of the COVID-19 pandemic and measures intended to reduce the spread of the virus could adversely affect our business, financial condition, and operations.

Global health and economic concerns relating to the COVID-19 pandemic and government actions taken to reduce the spread of the virus have significantly disrupted the macroeconomic environment in the United States. Although the domestic and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains.  The growth in economic activity and in the demand for goods and services, coupled with labor shortages and supply chain disruptions, has also contributed to rising inflationary pressures and the risk of recession.  Further, the COVID-19 pandemic could have long-lasting impacts on consumer behavior and business practices, including on remote work and business travel.  The COVID-19 pandemic and related adverse economic consequences could cause adverse effects on the Company due to a number of operational factors impacting it or its customers or business partners, including but not limited to:

●	loan losses resulting from financial stress experienced by our customers;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	operational failures, disruptions, or inefficiencies due to changes in our normal business practices;
●	business disruptions experienced by our vendors and business partners in carrying out critical services that support our operations;
●	decreased demand for our products and services;
●	potential financial liability, loan losses, litigation costs, or reputational damage resulting from our origination of loans as a participating lender in the PPP; and
●	heightened levels of cybersecurity risks and payment fraud due to disruption brought about by the pandemic, remote work and increased online activity.

The extent to which the COVID-19 pandemic and related economic consequences impact our business, liquidity, financial condition, and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, if and when the virus can be fully controlled and abated and the extent of its lasting impacts on economic and operating conditions. The impact of the removal of most pandemic related economic stimulus programs is also unknown.  To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 and related economic consequences materialize, it could exacerbate the other risk factors discussed in this section, or otherwise materially and adversely affect our business, liquidity, financial condition, and results of operations.

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

During 2022, the Company declared quarterly cash dividends totaling $0.58 per common share. In the fourth quarter of 2021, the Company declared a quarterly cash dividend of $0.14 per common share. All dividends paid are limited by the requirement to meet capital requirements issued by the regulatory authorities, and future declarations are subject to financial performance and regulatory guidelines.

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

Holders

At March 1, 2023, there were 1,483,575 shares of common stock outstanding held by approximately 902 shareholders of record.

For information concerning the Company’s Equity Compensation Plans, see Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Purchases of Equity Securities

The Company did not repurchase any of its common stock during 2022 or 2021.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

●	changes in assumptions underlying the establishment of allowances for loan losses, and other estimates;
●	the risks of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
●	the effects of future economic, business and market conditions;
●	legislative and regulatory changes, including the Dodd-Frank Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverages;
●	our inability to maintain our regulatory capital position;
●	the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions despite security measures implemented by the Company;
●	changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, soundness of other financial institutions with which we do business;
●	risks inherent in making loans such as repayment risks and fluctuating collateral values;
●	changes in operations of the Mortgage Company as a result of the activity in the residential real estate market;
●	exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;
●	governmental monetary and fiscal policies;
●	geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
●	changes in accounting policies, rules and practices;
●	reliance on our management team, including our ability to attract and retain key personnel;
●	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
●	demand, development and acceptance of new products and services;
●	problems with technology utilized by us;
●	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events;

●	the impact of the COVID-19 pandemic, including the adverse impact on our business and operations and on our customers;

●	changing trends in customer profiles and behavior; and
●	other factors described from time to time in our reports filed with the SEC.

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

Results of Operations

The following presents management’s discussion and analysis of the financial condition of the Company at December 31, 2022 and 2021, and results of operations for the Company for the years ended December 31, 2022 and 2021. This discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

Summary

The Company recorded net income of $8,305,000, or $5.62 per fully diluted share, in 2022, compared to net income of $12,453,000, or $8.48 per fully diluted share, in 2021.

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

	For the Year Ended December 31,
	2022	2021	Change

	(dollars in thousands)
Average interest-earning assets	$701,304	$677,876	$23,428
Interest income	$27,487	$27,667	$(180)
Yield on interest-earning assets	3.92%	4.08%	(0.16)%
Average interest-bearing liabilities	$405,193	$400,952	$4,241
Interest expense	$1,781	$2,172	$(391)
Cost of interest-bearing liabilities	0.44%	0.54%	(0.10)%
Net interest income	$25,706	$25,495	$211
Net interest margin	3.67%	3.76%	(0.09)%

The following are variances of note for the year ended December 31, 2022 compared to the year ended December 31, 2021:

●	NIM contracted by nine basis points to 3.67% for the year ended December 31, 2022 compared to 3.76% for the year ended December 31, 2021. The compression was driven by the following:

o	The commercial banking segment recorded PPP fee income, net of deferred costs, of $977,000 for the year ended December 31, 2022 compared to $4,993,000 for the year ended December 31, 2021, through interest income as a result of normal amortization and the receipt of funds from PPP loans forgiven by the SBA. In addition, the commercial banking segment recorded interest income associated with PPP loans of $81,000 for the year ended December 31, 2022 compared to $1,040,000 for the year ended December 31, 2021. Total income associated with PPP loans was $1,058,000 for the year ended December 31, 2022 compared to $6,033,000 for the year ended December 31, 2021.

o	The decrease in our yield on earning assets for the year ended December 31, 2022, was a result of the shift in our earning asset mix which was driven by an increase in our liquid assets (i.e. interest bearing due from other institutions and investment securities) due to the reduction in the PPP loan balances because of loan forgiveness, which was partially offset by growth in the core loan portfolio. The rise in interest rates during the year ended December 31, 2022 helped to offset the impact of the increased liquid assets.

o	The cost of interest-bearing liabilities dropped by ten basis points to 0.44% for the year ended December 31, 2022 compared to 0.54% for the year ended December 31, 2021, because of the shift in our deposit mix from higher cost time deposits to lower cost relationship deposits. While we saw a reduction in our cost of interest-bearing liabilities during the year, during the latter half of 2022, we started to experience a greater pressure on deposit pricing as a result of the rising rate environment and market pressures.

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

Average Balance Sheets, Income and Expense, Yields and Rates

	Year Ended December 31, 2022			Year Ended December 31, 2021
		Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$87,882	$4,898	5.57%	$152,760	$8,042	5.26%
Real estate - residential	91,629	4,164	4.54%	87,127	4,034	4.63%
Real estate - commercial	279,513	12,718	4.55%	242,540	11,212	4.62%
Real estate - construction	41,036	1,499	3.65%	40,709	1,622	3.98%
Student loans	23,601	1,039	4.40%	28,502	1,069	3.75%
Consumer	3,709	221	5.96%	3,079	172	5.59%
Loans net of deferred fees	$527,370	$24,539	4.65%	$554,717	$26,151	4.71%
Loans held for sale	5,078	237	4.67%	14,368	409	2.85%
Investment securities	127,503	2,244	1.76%	58,815	1,052	1.79%
Federal funds and other	41,353	467	1.13%	49,976	55	0.11%
Total interest earning assets	701,304	27,487	3.92%	677,876	27,667	4.08%
Allowance for loan losses	(3,461)			(3,709)
Cash and due from banks	15,224			12,639
Premises and equipment, net	11,727			11,960
Other assets	21,961			22,698
Total assets	$746,755			$721,464

Interest bearing deposits
Interest checking	87,423	105	0.12%	77,665	105	0.14%
Money market	192,626	528	0.27%	175,313	464	0.26%
Savings	51,077	79	0.15%	41,135	64	0.16%
Certificates	59,452	367	0.62%	86,769	943	1.09%
Total deposits	390,578	1,079	0.28%	380,882	1,576	0.41%
Borrowings
Long-term debt - trust
preferred securities	8,776	291	3.32%	8,771	172	1.96%
FHLB advances	164	8	4.65%	—	—	—
Subordinated debt, net	5,675	403	7.10%	5,643	403	7.14%
Other borrowings	—	—	—%	5,656	21	0.37%
Total interest bearing liabilities	405,193	1,781	0.44%	400,952	2,172	0.54%
Noninterest bearing deposits	276,742			254,481
Other liabilities	3,484			6,775
Total liabilities	685,419			662,208
Equity capital	61,336			59,256
Total liabilities and capital	$746,755			$721,464

Net interest income before provision for loan losses		$25,706			$25,495
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.48%			3.54%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.67%			3.76%

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

	2022 vs. 2021
	Increase (Decrease)
	Due to Changes in
	Volume	Rate	Total
Interest income
Loans	$1,123	$(2,735)	$(1,612)
Loans held for sale	(15,863)	15,691	(172)
Investment securities	1,209	(17)	1,192
Fed funds sold and other	(8)	420	412
Total interest income	(13,539)	13,359	(180)

Interest expense
Deposits
Money market accounts	47	17	64
Savings accounts	15	—	15
Certificates of deposit	(243)	(333)	(576)
Total deposits	(181)	(316)	(497)
Borrowings
Long-term debt	—	119	119
FHLB Advances	8	—	8
Subordinated debt, net	—	—	—
Other borrowings	—	(21)	(21)
Total interest expense	(173)	(218)	(391)
Net interest income	$(13,366)	$13,577	$211

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

The Company recorded a recovery of provision for loan loss expense of $300,000 and $500,000 for the years ended December 31, 2022 and December 31, 2021, respectively. The recovery of provision for loan loss expense, during the year ended December 31, 2022 and 2021, resulted from reductions in qualitative factors which was driven by improving economic factors, improved credit metrics, and reductions in loan deferrals. While current economic challenges due to higher inflation and the speed at which interest rates are rising remain a risk to credit quality, we believe our current level of allowance for loan losses is sufficient.

For more financial data and other information about the provision for loan losses refer to section, “Balance Sheet Analysis” under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 4 “Allowance for Loan Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, gains and losses on sale of mortgage loans and securities held for sale. The most significant noninterest income item has been mortgage banking income, net of commissions, representing 52% for the year ended December 31, 2022 and 77% for the year ended December 31, 2021.

	For the Year Ended
	December 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Service charges and fees	$2,625	$2,352	$273	11.6%
Mortgage banking income, net	3,427	9,521	(6,094)	(64.0)%
Gain on sale of SBA loans	79	—	79	100.0%
Other	471	470	1	0.2%
Total noninterest income	$6,602	$12,343	$(5,741)	(46.5)%

●	The $273,000 increase in service charges and fees was driven primarily by an increase in interchange fee income as consumer and business spending picked up during the year ended December 31, 2022.
●	The decrease in mortgage banking income, net is a result of decreased loan originations and sales compared to the prior year due to the sharp rise in mortgage rates and the historically low inventory of homes for sale during the year ended December 31, 2022. As a result of the sharp drop in origination volume, the mortgage banking segment has taken steps to right size its expense structure to minimize the impact to earnings.
●	The Company began selling the guaranteed strip on SBA loans again during the year ended December 31, 2022, and recognized a gain of $79,000 for the period, compared to no sales for the same period in 2021.

Noninterest expense

Noninterest expense includes all expenses of the Company with the exception of interest expense on deposits and borrowings, provision for loan losses and income taxes. Some of the primary components of noninterest expense are salaries and benefits, occupancy and equipment costs and professional and outside services. Over the last two years, the most significant noninterest expense item has been salaries and benefits, representing 62% and 63% of noninterest expense in 2022 and 2021, respectively.

	For the Year Ended
	December 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Salaries and benefits	$13,768	$14,105	$(337)	(2.4)%
Occupancy	1,216	1,375	(159)	(11.6)%
Equipment	1,102	1,041	61	5.9%
Supplies	158	174	(16)	(9.2)%
Professional and outside services	2,776	2,835	(59)	(2.1)%
Advertising and marketing	386	453	(67)	(14.8)%
Foreclosed assets, net	—	(8)	8	(100.0)%
FDIC insurance premium	237	192	45	23.4%
Other operating expense	2,670	2,298	372	16.2%
Total noninterest expense	$22,313	$22,465	$(152)	(0.7)%

●	The $337,000 decrease in salaries and benefits expense was driven primarily by lower expenses related to the decreased mortgage production for the year ended December 31, 2022.
●	Occupancy expense decreased by $159,000 due to lower repairs and maintenance expenses during the year ended December 31, 2022.
●	Advertising and marketing expense decreased by $67,000 as a result of decreased marketing efforts during the year ended December 31, 2022, compared to the year ended December 31, 2021.
●	Other operating expense increased by $372,000 primarily as a result of an increase in check and card fraud during the year ended December 31, 2022.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent difference and available tax credits. Income tax expense for the years ended December 31, 2022 and 2021, was $1,990,000 and $3,420,000, respectively, resulting in an effective tax rate of 19.3% and 21.5%, respectively. The decrease in the effective tax rate was primarily related to an increase in the tax credit received related to state taxes attributed to the Company and the mortgage banking segment. The Bank is not subject to Virginia income taxes, and instead is subject to a franchise tax based on bank capital.

The Company has a net deferred tax asset which is included in other assets on the balance sheet. For more financial data and other information about income taxes refer to Note 1 “Summary of Significant Accounting Policies” and Note 9 “Income Taxes” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Balance Sheet Analysis

Investment securities

At December 31, 2022 and 2021, all of our investment securities were classified as available for sale.

The following table presents additional information pertaining to the composition of our investment securities portfolio at amortized cost, by maturity (dollars in thousands).

	December 31, 2022
		Weighted
	Amortized	Average
	Cost	Yield [1]
U.S. Government agency obligations
Maturing less than one year	$9,996	0.19%
Maturing one to five years	53,715	2.11%
Maturing five to ten years	481	3.45%
Maturing more than ten years	439	3.59%
Total U.S. Government agency obligations	64,631	1.10%
Mortgage-backed securities
Maturing less than one year	38	1.31%
Maturing one to five years	428	3.25%
Maturing five to ten years	4,950	1.97%
Maturing more than ten years	63,735	2.15%
Total Mortgage-backed securities	69,151	2.13%
Municipals
Maturing more than 10 years	2,268	2.17%
Total Municipals	2,268	2.17%
Subordinated debt
Maturing one to five years	1,500	5.08%
Maturing five to ten years	10,053	3.17%
Total Subordinated debt	11,553	3.42%

Total investment securities	$147,603	1.78%

[1] The weighted average yield is calculated based on the relative amortized costs of the securities.

For more financial data and other information about investment securities refer to Note 1 “Summary of Significant Accounting Policies” and Note 2 “Investment Securities Available for Sale” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Loans

One of management’s objectives is to maintain the high quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies include seeking industry, loan type and loan size diversification in order to minimize credit concentration risk. Management also focuses on originating loans in markets with which the Company is familiar.

Approximately 79% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. Approximately 4% of the loan portfolio consists of rehabilitated student loans purchased by the Bank from 2014 to 2017 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 17% of all loans. Loans in this category are typically made to individuals and small and medium-sized businesses, and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

The following tables present the composition of our loan portfolio at the dates indicated (dollars in thousands).

	December 31, 2022		December 31, 2021
	Amount	%	Amount	%
Construction and land development
Residential	$9,727	1.81%	$6,805	1.29%
Commercial	35,400	6.57%	42,344	8.05%
	45,127	8.38%	49,149	9.34%
Commercial real estate
Owner occupied	119,643	22.22%	113,108	21.48%
Non-owner occupied	153,610	28.53%	129,786	24.65%
Multifamily	11,291	2.10%	11,666	2.22%
Farmland	73	0.01%	977	0.19%
	284,617	52.86%	255,537	48.54%
Consumer real estate
Home equity lines	18,421	3.42%	17,977	3.41%
Secured by 1-4 family residential,
First deed of trust	67,495	12.54%	62,277	11.83%
Second deed of trust	7,764	1.44%	12,118	2.31%
	93,680	17.40%	92,372	17.55%
Commercial and industrial loans
(except those secured by real estate)	90,348	16.78%	100,421	19.07%
Guaranteed student loans	20,617	3.83%	25,975	4.93%
Consumer and other	4,038	0.75%	3,003	0.57%

Total loans	538,427	100.00%	526,457	100.00%
Deferred fees and costs, net	588		(433)
Less: allowance for loan losses	(3,370)		(3,423)
	$535,645		$522,601

PPP loans included in commercial and industrial loans in the above table were $270,000 and $32,601,000 as of December 31, 2022 and December 31, 2021, respectively.

The following table presents the maturity and sensitivity of the loan portfolio at December 31, 2022 (in thousands):

			Due After
		Due After	Five Years
		One Year	Through	Due After		Due After One Year
	Due in One	Through	Fifteen	Fifteen			Adjustable
	Year or Less	Five Years	Years	Years	Totals	Fixed Rates	Rates
Construction and land development
Residential	$9,257	$470	$—	$—	$9,727	$470	$—
Commercial	19,566	5,742	10,092	—	35,400	15,834	—
	28,823	6,212	10,092	—	45,127	16,304	—
Commercial real estate
Owner occupied	15,061	51,329	46,479	6,774	119,643	96,141	8,441
Non-owner occupied	16,392	73,109	60,224	3,885	153,610	136,643	575
Multifamily	1,277	4,707	5,307	—	11,291	7,261	2,753
Farmland	—	73	—	—	73	35	38
	32,730	129,218	112,010	10,659	284,617	240,080	11,807
Consumer real estate
Home equity lines	17,117	744	560	—	18,421	1,304	—
Secured by 1-4 family residential,
First deed of trust	10,058	45,457	10,498	1,482	67,495	50,615	6,822
Second deed of trust	945	1,360	3,104	2,355	7,764	6,661	158
	28,120	47,561	14,162	3,837	93,680	58,580	6,980
Commercial and industrial loans
(except those secured by real estate)	35,053	32,971	20,770	1,554	90,348	51,266	4,029
Guaranteed student loans	20,617	—	—	—	20,617	—	—
Consumer and other	2,404	1,603	31	—	4,038	1,634	—

Total loans	$147,747	$217,565	$157,065	$16,050	$538,427	$367,864	$22,816

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

		Provision for					Ratio of Net
	Beginning	(Recovery of)			Ending	Average	Charge-offs to
	Balance	Loan Losses	Charge-offs	Recoveries	Balance	Loans	Average Loans
Year Ended December 31, 2022
Construction and land development
Residential	$57	$22	$—	$—	$79	$7,269	—%
Commercial	229	(37)	—	—	192	33,767	—%
	286	(15)	—	—	271	41,036	—%
Commercial real estate
Owner occupied	833	34	—	—	867	121,507	—%
Non-owner occupied	1,083	206	—	—	1,289	143,941	—%
Multifamily	35	(2)	—	—	33	13,409	—%
Farmland	2	(2)	—	—	—	656	—%
	1,953	236	—	—	2,189	279,513	—%
Consumer real estate
Home equity lines	12	(59)	—	58	11	19,371	0.30%
Secured by 1-4 family residential
First deed of trust	123	3	—	5	131	62,214	0.01%
Second deed of trust	47	(311)	(27)	334	43	10,044	3.06%
	182	(367)	(27)	397	185	91,629	0.40%
Commercial and industrial loans
(except those secured by real estate)	486	180	(157)	67	576	87,882	(0.10)%
Student loans	65	18	(31)	—	52	23,601	(0.13)%
Consumer and other	29	10	(2)	—	37	3,709	(0.05)%
Unallocated	422	(362)	—	—	60	—	—%

	$3,423	$(300)	$(217)	$464	$3,370	$527,370	0.05%

Year Ended December 31, 2021
Construction and land development
Residential	$214	$(157)	$—	$—	$57	$7,959	—%
Commercial	285	(56)	—	—	229	32,750	—%
	499	(213)	—	—	286	40,709	—%
Commercial real estate
Owner occupied	1,047	(214)	—	—	833	127,150	—%
Non-owner occupied	1,421	(352)	—	14	1,083	103,535	0.01%
Multifamily	47	(12)	—	—	35	11,111	—%
Farmland	2	—	—	—	2	744	—%
	2,517	(578)	—	14	1,953	242,540	0.01%
Consumer real estate
Home equity lines	24	(23)	—	11	12	17,860	0.06%
Secured by 1-4 family residential
First deed of trust	166	(54)	—	11	123	57,446	0.02%
Second deed of trust	79	1	(84)	51	47	11,821	(0.28)%
	269	(76)	(84)	73	182	87,127	(0.01)%
Commercial and industrial loans
(except those secured by real estate)	408	47	—	31	486	152,760	0.02%
Student loans	87	13	(35)	—	65	28,502	(0.12)%
Consumer and other	36	39	(46)	—	29	3,079	(1.49)%
Unallocated	154	268	—	—	422	—	—%

	$3,970	$(500)	$(165)	$118	$3,423	$554,717	(0.01)%

For more financial data and other information about loans refer to Note 1 “Summary of Significant Accounting Policies” and Note 4 “Allowance for Loan Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands).

	December 31,	December 31,
	2022	2021
Nonaccrual loans	$654	$1,359
Foreclosed properties	—	—
Total nonperforming assets	$654	$1,359

Restructured loans (not included in nonaccrual loans above)	$5,088	$5,734

Loans past due 90 days and still accruing (1)	$1,725	$1,961

Nonaccrual loans to total loans (2)	0.12%	0.26%

Nonperforming assets to loans (2)	0.12%	0.26%

Nonperforming assets to total assets	0.09%	0.18%

Allowance for loan losses to
Loans, net of deferred fees and costs	0.63%	0.65%
Loans, net of deferred fees and costs (excluding guaranteed loans)	0.65%	0.69%
Nonaccrual loans	515.29%	251.94%
(1)	All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.
(2)	Loans are net of unearned income and deferred cost.

Nonperforming assets totaled $654,000 at December 31, 2022, compared to $1,359,000 at December 31, 2021. Nonperforming assets at December 31, 2022 consisted entirely of $654,000 in nonaccrual loans, compared to $1,359,000 at December 31, 2021.

The following table presents an analysis of the changes in nonperforming assets for 2022 (in thousands).

	Nonaccrual
	Loans	OREO	Total
Balance December 31, 2021	$1,359	$—	$1,359
Additions	168	—	168
Loans placed back on accrual	(452)	—	(452)
Repayments	(394)	—	(394)
Charge-offs	(27)	—	(27)
Balance December 31, 2022	$654	$—	$654

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

There were no specific allowances associated with the total nonaccrual loans of $654,000 and $1,359,000 at December 31, 2022 and December 31, 2021, respectively, that were considered impaired.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $87,000 and $88,000 for 2022 and 2021, respectively. Student loans totaling $1,725,000 and $1,961,000 at December 31, 2022 and 2021, respectively, were past due 90 days or more and interest was still being accrued as principal and interest on such loans have a 98% guarantee by the DOE. The 2% not covered by the DOE guarantee is provided for in the allowance for loan losses.

Deposits

The following table gives the composition of our deposits at the dates indicated (dollars in thousands).

	December 31, 2022		December 31, 2021
	Amount	%	Amount	%
Demand accounts	$255,236	40.9%	$268,804	40.5%
Interest checking accounts	90,252	14.4%	89,599	13.5%
Money market accounts	179,036	28.7%	187,942	28.3%
Savings accounts	55,695	8.9%	54,106	8.1%
Time deposits of $250,000 and over	4,740	0.8%	6,977	1.1%
Other time deposits	39,784	6.4%	56,620	8.5%
Total	$624,743	100.0%	$664,048	100.0%

Total deposits decreased by $39,305,000, or 5.92%, from December 31, 2021. Variances of note are as follows:

●	Noninterest bearing demand account balances decreased $13,568,000 from December 31, 2021, and represented 40.85% of total deposits at December 31, 2022 compared to 40.48% as of December 31, 2021. The decrease in noninterest bearing demand accounts was driven by a combination of consumers and businesses drawing down balances due to increased pressure from high inflation, making year-end tax payments, as well as investing in higher yielding products.
●	Low cost relationship deposits (i.e. interest checking, money market, and savings) balances decreased $6,664,000, or 2.01%, from December 31, 2021. The decrease in these accounts was primarily driven by the same combination of factors as the noninterest bearing demand accounts.
●	Time deposits decreased by $19,073,000, or 29.99%, from December 31, 2021. The decrease in time deposits was primarily driven by an effort to reduce reliance on high cost time deposits and the migration of customers from time deposits to money market demand accounts.

The following table presents the average deposits balances and average rate paid for the dates indicated (dollars in thousands).

	Average Balance		Average Cost Rate

	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Noninterest bearing deposits	$276,742	$254,481
Interest checking	87,423	77,665	0.12%	0.14%
Money market	192,626	175,313	0.27%	0.26%
Savings	51,077	41,135	0.15%	0.16%
Certificates
Less than $250,000	53,488	74,515	0.61%	1.10%
$250,000 or more	5,964	12,254	0.69%	0.99%
Total interest bearing deposits	390,578	380,882	0.28%	0.41%
Total deposits	$667,320	$635,363	0.16%	0.25%

The following table presents (in thousands) the scheduled maturities of time deposits greater than $250,000 which is the maximum FDIC insurance limit.

	December 31,	December 31,
	2022	2021
Months to maturity:
Three or less	$480	$2,458
Over three through six	1,093	938
Over six through twelve	2,630	2,785
Over twelve	537	796
Total	$4,740	$6,977

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

Capital resources

Shareholders’ equity at December 31, 2022 was $61,111,000 compared to $63,401,000 at December 31, 2021. The $2,290,000 decrease in shareholders’ equity during the year ended December 31, 2022 is primarily due to the $10,146,000 increase in accumulated other comprehensive loss associated with the unrealized holding losses arising in the available for sale investment securities portfolio during the period, which were the result of the movement in interest rates during the year ended December 31, 2022. The increase in the holding losses was partially offset by the net income of $8,305,000 during the year ended December 31, 2022.

The following table presents the composition of regulatory capital and the capital ratios of the Bank at the dates indicated (dollars in thousands).

	December 31,	December 31,
	2022	2021
Tier 1 capital
Total bank equity capital	$70,731	$73,380
Net unrealized loss on available-for-sale securities	10,862	717
Defined benefit postretirement plan	19	27
Total Tier 1 capital	81,612	74,124

Tier 2 capital
Allowance for loan losses	3,370	3,423
Tier 2 capital deduction	—	—
Total Tier 2 capital	3,370	3,423

Total risk-based capital	84,982	77,547

Risk-weighted assets	$573,976	$531,225

Average assets	$745,120	$751,708

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	10.95%	9.86%
Common equity tier 1 capital ratio (CET 1)	14.22%	14.01%
Tier 1 capital to risk-weighted assets	14.22%	14.01%
Total capital to risk-weighted assets	14.81%	14.66%
Equity to total assets	9.78%	9.83%

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

At December 31, 2022 and 2021, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $150,531,000 and $187,315,000, or 20.81% and 25.03% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds lines of credit with correspondent banks totaling $17.8 million for which there were no borrowings against at December 31, 2022 and December 31, 2021.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2022 was $8.2 million, based on the Bank’s qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets.

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At December 31, 2022, we had commitments to originate $130,275,000 of loans. Fixed commitments to incur capital expenditures were less than $100,000 at December 31, 2022. Certificates of deposit scheduled to mature or reprice in the 12-month period ending December 31, 2023 total $29,645,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

LIBOR and Other Benchmark Rates

The administrator of LIBOR announced that the most commonly used U.S. dollar LIBOR settings would cease to be published or cease to be representative after June 30, 2023. Management cannot predict whether or when LIBOR will actually cease to be available or what impact such a transition may have on the Company’s business, financial condition and results of operations.

The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace LIBOR with a benchmark rate based on the Secured Overnight Funding Rate (“SOFR”) for contracts governed by U.S. law that have no or ineffective fallbacks. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates, or the value of LIBOR-based securities will not be adversely affected. There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition, including with respect to the acceptance and use of SOFR and other benchmark rates.

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

To the Shareholders and Board of Directors

Village Bank and Trust Financial Corp.

Midlothian, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Village Bank and Trust Financial Corp. and its subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – Qualitative Factors

As described in Note 1 – Summary of Significant Accounting Policies and Note 4 – Allowance for Loan Losses to the consolidated financial statements, the Company maintains an allowance for loan losses that represents management’s best estimate of probable losses inherent in the loan portfolio. For loans that are not specifically identified for impairment, management determines the allowance for loan losses based on historical loss experience adjusted for qualitative factors. Qualitative adjustments to the historical loss experience are established by applying a loss percentage to the loan segments established by management based on their assessment of shared risk characteristics within groups of similar loans.

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

March 20, 2023

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Balance Sheets

December 31, 2022 and 2021

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Cash and due from banks	$12,062	$12,071
Federal funds sold	4,616	80,545
Total cash and cash equivalents	16,678	92,616
Investment securities available for sale, at fair value	133,853	94,699
Restricted stock, at cost	1,564	694
Loans held for sale	2,268	5,141
Loans
Outstandings	538,427	526,457
Allowance for loan losses	(3,370)	(3,423)
Deferred (fees) and costs, net	588	(433)
Total loans, net	535,645	522,601
Premises and equipment, net	11,748	11,824
Bank owned life insurance	12,798	12,494
Accrued interest receivable	3,651	3,245
Other assets	5,065	5,087
Total Assets	$723,270	$748,401

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing demand	$255,236	$268,804
Interest bearing	369,507	395,244
Total deposits	624,743	664,048
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,692	5,660
Other borrowings	20,000	—
Accrued interest payable	70	68
Other liabilities	2,890	6,460
Total liabilities	662,159	685,000

Shareholders’ equity
Common stock, $4 par value, 10,000,000 shares authorized; 1,482,790 shares issued and outstanding at December 31, 2022 and 1,473,469 shares issued and outstanding at December 31, 2021	5,868	5,822
Additional paid-in capital	55,167	54,814
Retained earnings	10,957	3,509
Stock in directors rabbi trust	(689)	(730)
Directors deferred fees obligation	689	730
Accumulated other comprehensive loss	(10,881)	(744)
Total shareholders’ equity	61,111	63,401

Total liabilities and shareholders' equity	$723,270	$748,401

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2022 and 2021

(in thousands, except per share data)

	Year Ended
	December 31,
	2022	2021
Interest income
Loans	$24,776	$26,560
Investment securities	2,244	1,052
Federal funds sold	467	55
Total interest income	27,487	27,667

Interest expense
Deposits	1,079	1,576
Borrowed funds	702	596
Total interest expense	1,781	2,172

Net interest income	25,706	25,495
Provision for (recovery of) loan losses	(300)	(500)
Net interest income after provision for (recovery of) loan losses	26,006	25,995

Noninterest income
Service charges and fees	2,625	2,352
Mortgage banking income, net	3,427	9,521
Gain on sale of Small Business Administration loans	79	—
Other	471	470
Total noninterest income	6,602	12,343

Noninterest expense
Salaries and benefits	13,768	14,105
Occupancy	1,216	1,375
Equipment	1,102	1,041
Supplies	158	174
Professional and outside services	2,776	2,835
Advertising and marketing	386	453
Foreclosed assets, net	—	(8)
FDIC insurance premium	237	192
Other operating expense	2,670	2,298
Total noninterest expense	22,313	22,465

Income before income tax expense	10,295	15,873
Income tax expense	1,990	3,420

Net income	$8,305	$12,453

Earnings per share, basic	$5.62	$8.48
Earnings per share, diluted	$5.62	$8.48

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2022 and 2021

(in thousands)

	Year Ended
	December 31,
	2022	2021
Net income	$8,305	$12,453
Other comprehensive loss
Unrealized holding losses arising during the period	(12,843)	(1,497)
Tax effect	2,697	314
Net change in unrealized holding losses on securities available for sale, net of tax	(10,146)	(1,183)

Minimum pension adjustment	14	14
Tax effect	(5)	(5)
Minimum pension adjustment, net of tax	9	9

Total other comprehensive loss	(10,137)	(1,174)

Total comprehensive (loss) income	$(1,832)	$11,279

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2022 and 2021

(in thousands)

			Retained		Directors	Accumulated
		Additional	Earnings	Stock in	Deferred	Other
	Common	Paid-in	(Accumulated	Directors	Fees	Comprehensive
	Stock	Capital	Deficit)	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, December 31, 2020	$5,794	$54,510	$(8,738)	$(771)	$771	$430	$51,996

Vesting of restricted stock	28	(28)	—	41	(41)	—	—
Stock based compensation	—	332	—	—	—	—	332
Cash dividends declared ($0.14 per share)	—	—	(206)	—	—	—	(206)
Net income	—	—	12,453	—	—	—	12,453
Other comprehensive loss	—	—	—	—	—	(1,174)	(1,174)
Balance, December 31, 2021	$5,822	$54,814	$3,509	$(730)	$730	$(744)	$63,401

Vesting of restricted stock	43	(43)	—	41	(41)	—	—
Exercise of stock options	3	15	—	—	—	—	18
Stock based compensation	—	381	—	—	—	—	381
Cash dividends declared ($0.58 per share)	—	—	(857)	—	—	—	(857)
Net income	—	—	8,305	—	—	—	8,305
Other comprehensive loss	—	—	—	—	—	(10,137)	(10,137)
Balance, December 31, 2022	$5,868	$55,167	$10,957	$(689)	$689	$(10,881)	$61,111

See accompanying notes consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2022 and 2021

(in thousands)

	Year Ended
	December 31,
	2022	2021

Cash Flows from Operating Activities
Net income	$8,305	$12,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	546	582
Amortization of debt issuance costs	32	32
Deferred income taxes	146	699
Recovery of loan losses	(300)	(500)
Gain on sale of Small Business Administration loans	(79)	—
Gain on sales of loans held for sale	(4,751)	(11,762)
Gain on sale of other real estate owned	—	(8)
Loss on disposal of premises and equipment	3	10
Stock compensation expense	381	332
Proceeds from sale of mortgage loans	169,995	339,827
Origination of mortgage loans held for sale	(162,371)	(298,785)
Amortization of premiums and accretion of discounts on securities, net	58	261
Increase in bank owned life insurance	(304)	(280)
Net change in:
Interest receivable	(406)	1,698
Other assets	2,582	1,383
Interest payable	2	(126)
Other liabilities	(3,570)	(3,283)
Net cash provided by operating activities	10,269	42,533

Cash Flows from Investing Activities
Purchases of available for sale securities	(65,488)	(72,239)
Proceeds from maturities, calls and paydowns of available for sale securities	13,433	16,626
Net (increase) decrease in loans	(12,665)	32,884
Proceeds from sale of other real estate owned	—	344
Purchases of premises and equipment, net	(473)	(637)
Purchase of bank owned life insurance	—	(4,408)
(Purchase) redemptions of restricted stock, net	(870)	131
Net cash used in investing activities	(66,063)	(27,299)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	18	—
Cash dividends paid	(857)	(206)
Net (decrease) increase in deposits	(39,305)	75,666
Net increase (decrease) in other borrowings	20,000	(41,529)
Net cash (used in) provided by financing activities	(20,144)	33,931

Net (decrease) increase in cash and cash equivalents	(75,938)	49,165
Cash and cash equivalents, beginning of period	92,616	43,451

Cash and cash equivalents, end of period	$16,678	$92,616

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$1,779	$2,298
Cash payments for taxes	$1,960	$3,062
Supplemental Schedule of Non-Cash Activities
Unrealized losses on securities available for sale	$(12,843)	$(1,497)
Right of use assets obtained in exchange for new operating lease liabilities	$263	$243
Minimum pension adjustment	$14	$14

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

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

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheets dates and revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses and its related provision, including impaired loans, and the valuation of deferred tax asset.

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

Mortgage Banking and Derivatives

Loans held for sale. The Company, through the Bank’s mortgage banking subsidiary, the Mortgage Company, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. The Company uses fair value accounting for its entire portfolio of loans held for sale (“LHFS”) in accordance with Accounting Standards Codification (“ASC”) 820 - Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for identical instruments traded in the secondary mortgage loan markets in which the Company conducts business and totaled $2.3 million as of December 31, 2022, of which $2.2 million is related to unpaid principal, and totaled $5.1 million as of December 31, 2021, of which $5.0 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments. The Company, through the Mortgage Company, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments (“IRLCs”). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation.  The Company determines the fair value of IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at December 31, 2022, and totaled $142,000, with a notional amount of $9.9 million and total positions of 31, and at December 31, 2021, totaled $471,000, with a notional amount of $18.2 million and total positions of 67.  Changes in fair value are recorded as a component of mortgage banking income, net in the Consolidated Income Statement for the years ended December 31, 2022, and December 31, 2021.  The Company’s IRLCs are classified as Level 2. At December 31, 2022 and December 31, 2021, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b).  The fair value of forward sales commitments is reported in “Other Liabilities” in the Consolidated Balance Sheet at December 31, 2022, and totaled $207,000, with a notional amount of $12.1 million and total positions of 38, and at December 31, 2021, totaled $651,000, with a notional amount of $24.3 million and total positions of 95.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. Our transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2022 and 2021 and the sale of residential mortgage loans in the secondary market; the extent of which are disclosed in the Consolidated Statements of Cash Flows.

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

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contractual amount of standby letters of credit, whose contract amounts represent credit risk, was approximately $922,000 at December 31, 2022 and approximately $4,680,000 at December 31, 2021.

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

Other real estate owned

Real estate acquired through or in lieu of foreclosure is initially recorded at estimated fair value less estimated selling costs establishing a new cost basis. There were no assets held as other real estate owned (“OREO”) as of December 31, 2022 and December 31, 2021.  Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. If fair value declines subsequent to foreclosure a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. Costs relating to the development and improvement of such property are capitalized when appropriate, whereas those costs relating to holding the property are expensed.

Assets held for sale

There were no assets held for sale at December 31, 2022 and 2021.  The Company periodically evaluates the value of assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.

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

Supplemental Executive Retirement Plan

The Company recognizes the unfunded status of its Supplemental Executive Retirement Plan (the “SERP”) as a liability in its Consolidated Balance Sheets, measured at the projected benefit obligation as of December 31, 2022 and 2021. Net periodic pension costs are recorded each period based on actuarially determined amounts in accordance with GAAP and recognized in salaries and employment benefits in the Consolidated Statements of Income. Actuarial determinations of net periodic pension cost are based on assumptions related to discount rates, employee compensation and mortality and interest crediting rates. Other changes in the status of the plan are recorded in the year in which the changes occur through other comprehensive income.

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

Comprehensive income

Total comprehensive income consists of net income and other comprehensive income (loss). At December 31, 2022 and 2021, the accumulated other comprehensive income (loss) was comprised of unrealized (losses) on securities available for sale of $(10,862,000) and $(717,000), and unfunded pension liability of ($19,000) and ($27,000) net of tax, respectively.

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

Revenue recognition

The Company recognizes revenue as it is earned in accordance with Accounting Standards Update (“ASU”) 2014-09. The following discussion is of revenues that are within the scope of the this guidance:

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

Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration.  The company adopted ASU 2016-13 as of January 1, 2023 in accordance with the required implementation date and recorded the impact of adoption to retained earnings, net of deferred income taxes, as required by the standard.  The adjustment recorded at adoption was not significant to the overall allowance for credit losses or shareholders’ equity as compared to December 31, 2022 and consisted of adjustments to the allowance for credit losses on loans as well as an adjustment to the Company’s reserve for unfunded loan commitments.  Subsequent to adoption, the company will record adjustments to its allowance for credit losses and reserves for unfunded commitments through the provision for credit losses in the consolidated statements of income.

The Company is utilizing a third-party model to tabulate its estimate of current expected credit losses, using a weighted average remaining maturity (“WARM”) methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics by call report code. The Company primarily utilizes the short-term natural rate of unemployment forecast based on the Federal Open Market Committee’s projection of unemployment for its reasonable and supportable forecasting of current expected credit losses. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: changes in lending policies and procedures including changes in underwriting standards, and collections, charge-offs, and recovery practices, changes in international, national, regional, and local conditions, changes in the nature and volume of the portfolio and terms of loans, changes in experience, depth, and ability of lending management, changes in the volume and severity of past due loans and other similar conditions, changes in the quality of the organization’s loan review system, changes in the value of underlying collateral for collateral dependent loans, the existence and effect of any concentrations of credit and changes in the levels of such concentrations, and the effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses.

The Company’s CECL implementation process was overseen by the Chief Financial Officer and included an assessment of data availability and gap analysis, data collection, consideration and analysis of multiple loss estimation methodologies, an assessment of relevant qualitative factors and correlation analysis of multiple potential loss drivers and their impact on the Company’s historical loss experience. During 2022, the Company calculated its current expected credit losses model in parallel to its incurred loss model to further refine the methodology and model.  In addition, the Company utilized internal personnel who were not involved in the development of the model to perform a comprehensive model validation.

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023.

To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective for all entities upon issuance. The Company is assessing ASU 2022-06 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

In March 2022, the FASB issued ASU 2022-02 “Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post implementation review of the credit losses standard (ASU 2016-13) that introduced the current expected credit losses (“CECL”) model. The amendments eliminate the accounting guidance for TDRs by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

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

Company has a team to assess ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

Note 2. Investment Securities Available for Sale

The amortized cost and fair value of investment securities available for sale as of December 31, 2022 and 2021 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2022
U.S. Government agency obligations	$64,631	$5	$(3,734)	$60,902
Mortgage-backed securities	69,151	6	(8,597)	60,560
Municipals	2,268	—	(718)	1,550
Subordinated debt	11,553	29	(741)	10,841

	$147,603	$40	$(13,790)	$133,853

December 31, 2021
U.S. Government agency obligations	$41,513	$22	$(536)	$40,999
Mortgage-backed securities	40,806	302	(613)	40,495
Municipals	2,271	—	(62)	2,209
Subordinated debt	11,016	90	(110)	10,996

	$95,606	$414	$(1,321)	$94,699

At December 31, 2022, the Company had investments securities with a fair value of $5,613,000 pledged to secure borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). At December 31, 2021, the Company had no investment securities pledged to secure borrowings from the FHLB.

There were no sales of available for sale securities for the years ended December 31, 2022 and December 31, 2021.

Investment securities available for sale that had an unrealized loss position at December 31, 2022 and December 31, 2021 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2022
U.S. Government agency obligations	$21,848	$(723)	$37,256	$(3,011)	$59,104	$(3,734)
Mortgage-backed securities	36,089	(3,588)	22,549	(5,009)	58,638	(8,597)
Municipals	—	—	1,549	(718)	1,549	(718)
Subordinated debt	5,305	(498)	2,007	(243)	7,312	(741)

	$63,242	$(4,809)	$63,361	$(8,981)	$126,603	$(13,790)

December 31, 2021
U.S. Government agency obligations	$39,617	$(536)	$—	$—	$39,617	$(536)
Mortgage-backed securities	21,911	(448)	4,518	(165)	26,429	(613)
Municipals	2,208	(62)	—	—	2,208	(62)
Subordinated debt	919	(80)	470	(30)	1,389	(110)

	$64,655	$(1,126)	$4,988	$(195)	$69,643	$(1,321)

As of December 31, 2022, there were $63.4 million, or 28 issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $9.0 million and consisted of U.S. Government agency obligations, mortgage-backed securities, municipals and subordinated debt.

As of December 31, 2021, there were $5.0 million, or five issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $195,000 and consisted of mortgage-backed securities and subordinated debt.

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the declines in fair value are attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2022.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2022, by contractual maturity, are as follows (in thousands):

	Amortized
	Cost	Fair Value

Less than one year	$10,034	$9,735
One to five years	55,643	52,198
Five to ten years	15,484	14,427
More than ten years	66,442	57,493

Total	$147,603	$133,853

Note 3. Loans

Loans classified by type as of December 31, 2022 and 2021 are as follows (dollars in thousands):

	December 31, 2022		December 31, 2021
	Amount	%	Amount	%
Construction and land development
Residential	$9,727	1.81%	$6,805	1.29%
Commercial	35,400	6.57%	42,344	8.05%
	45,127	8.38%	49,149	9.34%
Commercial real estate
Owner occupied	119,643	22.22%	113,108	21.48%
Non-owner occupied	153,610	28.53%	129,786	24.65%
Multifamily	11,291	2.10%	11,666	2.22%
Farmland	73	0.01%	977	0.19%
	284,617	52.86%	255,537	48.54%
Consumer real estate
Home equity lines	18,421	3.42%	17,977	3.41%
Secured by 1-4 family residential,
First deed of trust	67,495	12.54%	62,277	11.83%
Second deed of trust	7,764	1.44%	12,118	2.31%
	93,680	17.40%	92,372	17.55%
Commercial and industrial loans
(except those secured by real estate)	90,348	16.78%	100,421	19.07%
Guaranteed student loans	20,617	3.83%	25,975	4.93%
Consumer and other	4,038	0.75%	3,003	0.57%

Total loans	538,427	100.0%	526,457	100.0%
Deferred (fees) and costs, net	588		(433)
Less: allowance for loan losses	(3,370)		(3,423)

	$535,645		$522,601

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the DOE. The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

PPP loans, included in commercial and industrial loans in the above table, were $270,000 and $32,601,000 as of December 31, 2022, and December 31, 2021, respectively.

Loans pledged as collateral with the FHLB as part of their lending arrangements with the Company totaled $33,706,000 and $35,510,000 as of December 31, 2022 and 2021, respectively.

The following is a summary of loans directly or indirectly with executive officers or directors of the Company for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021

Beginning balance	$5,922	$4,672
Additions	7,662	8,760
Effect of changes in composition of related parties	—	(324)
Reductions	(9,219)	(7,186)

Ending balance	$4,365	$5,922

Executive officers and directors also had unused credit lines totaling $2,223,000 and $1,364,000 at December 31, 2022 and 2021, respectively. Based on management’s evaluation all loans and credit lines to executive officers and directors were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (dollars in thousands):

	December 31,	December 31,
	2022	2021
Commercial real estate
Non-owner occupied	$—	$286
	—	286
Consumer real estate
Home equity lines	300	300
Secured by 1-4 family residential
First deed of trust	164	556
Second deed of trust	171	198
	635	1,054
Commercial and industrial loans
(except those secured by real estate)	19	19

Total loans	$654	$1,359

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

●	Risk rated 1 to 4 loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
●	Risk rated 5 loans are defined as having potential weaknesses that deserve management’s close attention;
●	Risk rated 6 loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and
●	Risk rated 7 loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1‑4	5	6	7	Loans
December 31, 2022
Construction and land development
Residential	$9,727	$—	$—	$—	$9,727
Commercial	32,763	2,637	—	—	35,400
	42,490	2,637	—	—	45,127
Commercial real estate
Owner occupied	115,825	2,583	1,235	—	119,643
Non-owner occupied	143,458	10,152	—	—	153,610
Multifamily	11,291	—	—	—	11,291
Farmland	73	—	—	—	73
	270,647	12,735	1,235	—	284,617
Consumer real estate
Home equity lines	17,507	614	300	—	18,421
Secured by 1-4 family residential
First deed of trust	66,616	407	472	—	67,495
Second deed of trust	7,517	72	175	—	7,764
	91,640	1,093	947	—	93,680
Commercial and industrial loans
(except those secured by real estate)	83,848	6,481	19	—	90,348
Guaranteed student loans	20,617	—	—	—	20,617
Consumer and other	4,017	—	21	—	4,038

Total loans	$513,259	$22,946	$2,222	$—	$538,427

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1‑4	5	6	7	Loans
December 31, 2021
Construction and land development
Residential	$6,805	$—	$—	$—	$6,805
Commercial	39,707	2,637	—	—	42,344
	46,512	2,637	—	—	49,149
Commercial real estate
Owner occupied	103,370	6,181	3,557	—	113,108
Non-owner occupied	114,168	15,332	286	—	129,786
Multifamily	11,666	—	—	—	11,666
Farmland	977	—	—	—	977
	230,181	21,513	3,843	—	255,537
Consumer real estate
Home equity lines	17,054	623	300	—	17,977
Secured by 1-4 family residential
First deed of trust	57,932	3,605	740	—	62,277
Second deed of trust	11,492	429	197	—	12,118
	86,478	4,657	1,237	—	92,372
Commercial and industrial loans
(except those secured by real estate)	98,362	1,806	253	—	100,421
Guaranteed student loans	25,975	—	—	—	25,975
Consumer and other	2,972	31	—	—	3,003

Total loans	$490,480	$30,644	$5,333	$—	$526,457

The following tables present the aging of the recorded investment in past due loans as of the dates indicated (in thousands):

			Greater				Investment >
	30‑59 Days	60‑89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2022
Construction and land development
Residential	$—	$—	$—	$—	$9,727	$9,727	$—
Commercial	—	—	—	—	35,400	35,400	—
	—	—	—	—	45,127	45,127	—
Commercial real estate
Owner occupied	—	—	—	—	119,643	119,643	—
Non-owner occupied	—	—	—	—	153,610	153,610	—
Multifamily	—	—	—	—	11,291	11,291	—
Farmland	—	—	—	—	73	73	—
	—	—	—	—	284,617	284,617	—
Consumer real estate
Home equity lines	—	50	—	50	18,371	18,421	—
Secured by 1‑4 family residential
First deed of trust	—	—	—	—	67,495	67,495	—
Second deed of trust	54	—	—	54	7,710	7,764	—
	54	50	—	104	93,576	93,680	—
Commercial and industrial loans
(except those secured by real estate)	1,022	—	377	1,399	88,949	90,348	—
Guaranteed student loans	831	390	1,725	2,946	17,671	20,617	1,725
Consumer and other	—	—	—	—	4,038	4,038	—

Total loans	$1,907	$440	$2,102	$4,449	$533,978	$538,427	$1,725

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2021
Construction and land development
Residential	$—	$—	$—	$—	$6,805	$6,805	$—
Commercial	—	—	—	—	42,344	42,344	—
	—	—	—	—	49,149	49,149	—
Commercial real estate
Owner occupied	—	—	—	—	113,108	113,108	—
Non-owner occupied	—	—	—	—	129,786	129,786	—
Multifamily	—	—	—	—	11,666	11,666	—
Farmland	—	—	—	—	977	977	—
	—	—	—	—	255,537	255,537	—
Consumer real estate
Home equity lines	—	—	—	—	17,977	17,977	—
Secured by 1-4 family residential
First deed of trust	—	—	—	—	62,277	62,277	—
Second deed of trust	—	—	—	—	12,118	12,118	—
	—	—	—	—	92,372	92,372	—
Commercial and industrial loans
(except those secured by real estate)	1,031	—	—	1,031	99,390	100,421	—
Guaranteed student loans	956	791	1,961	3,708	22,267	25,975	1,961
Consumer and other	—	—	—	—	3,003	3,003	—

Total loans	$1,987	$791	$1,961	$4,739	$521,718	$526,457	$1,961

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

	December 31, 2022			December 31, 2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate
Owner occupied	$4,332	$4,347	$—	$4,776	$4,791	$—
Non-owner occupied	312	312	—	1,458	1,458	—
	4,644	4,659	—	6,234	6,249	—
Consumer real estate
Home equity lines	300	300	—	300	300	—
Secured by 1‑4 family residential
First deed of trust	1,745	1,745	—	1,873	1,873	—
Second deed of trust	195	300	—	238	406	—
	2,240	2,345	—	2,411	2,579	—
Commercial and industrial loans
(except those secured by real estate)	19	19	—	185	185	—
	6,903	7,023	—	8,830	9,013	—

With an allowance recorded
Commercial real estate
Owner occupied	251	251	2	267	267	4
	251	251	2	267	267	4
Consumer real estate
Secured by 1-4 family residential
First deed of trust	136	136	6	146	146	7
	136	136	6	146	146	7

Consumer and other	21	21	1	—	—	—
	408	408	9	413	413	11

Total
Owner occupied	4,583	4,598	2	5,043	5,058	4
Non-owner occupied	312	312	—	1,458	1,458	—
	4,895	4,910	2	6,501	6,516	4
Consumer real estate
Home equity lines	300	300	—	300	300	—
Secured by 1-4 family residential,
First deed of trust	1,881	1,881	6	2,019	2,019	7
Second deed of trust	195	300	—	238	406	—
	2,376	2,481	6	2,557	2,725	7
Commercial and industrial loans
(except those secured by real estate)	19	19	—	185	185	—
Consumer and other	21	21	1	—	—	—
	$7,311	$7,431	$9	$9,243	$9,426	$11

The following is a summary of average recorded investment in impaired loans with and without valuation allowance and interest income recognized on those loans for periods indicated (in thousands):

	December 31,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate
Owner occupied	$4,339	$159	$5,068	$159
Non-owner occupied	857	20	1,767	86
	5,196	179	6,835	245
Consumer real estate
Home equity lines	300	27	300	25
Secured by 1-4 family residential
First deed of trust	1,798	70	1,924	93
Second deed of trust	217	10	574	23
	2,315	107	2,798	141
Commercial and industrial loans
(except those secured by real estate)	94	4	195	1
	7,605	290	9,828	387

With an allowance recorded
Commercial real estate
Owner occupied	257	15	67	19
	257	15	67	19
Consumer real estate
Secured by 1-4 family residential
First deed of trust	121	7	149	4
Second deed of trust	49	—	—	—
	170	7	149	4

Consumer and other	11	—	—	—
	438	22	216	23

Total
Commercial real estate
Owner occupied	4,596	174	5,135	178
Non-owner occupied	857	20	1,767	86
	5,453	194	6,902	264
Consumer real estate
Home equity lines	300	27	300	25
Secured by 1-4 family residential,
First deed of trust	1,919	77	2,073	97
Second deed of trust	266	10	574	23
	2,485	114	2,947	145
Commercial and industrial loans
(except those secured by real estate)	94	4	195	1
Consumer and other	11	—	—	—
	$8,043	$312	$10,044	$410

As of December 31, 2022 and 2021, the Company had impaired loans of $654,000 and $1,359,000, respectively, which were on nonaccrual status. These loans had no valuation allowances as of December 31, 2022 and December 31, 2021. Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $87,000 and $88,000 for 2022 and 2021, respectively.

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

An accruing loan that is modified in a TDR can remain in accrual status if, based on a current well-documented credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical repayment performance for a reasonable period before modification.  The following is a summary of performing and nonaccrual TDRs and the related specific valuation allowance by portfolio segment as of December 31, 2022 and 2021 (dollars in thousands).

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2022
Commercial real estate
Owner occupied	$3,348	$3,348	$—	$2
Non-owner occupied	312	312	—	—
	3,660	3,660	—	2
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,409	1,409	—	6
Second deeds of trust	75	19	56	—
	1,484	1,428	56	6
Commercial and industrial loans
(except those secured by real estate)	19	—	19	—
	$5,163	$5,088	$75	$8

Number of loans	24	22	2	3

				Specific
				Valuation
	Total	Performing	Nonaccrual	Allowance
December 31, 2021

Commercial real estate
Owner occupied	$3,243	$3,243	$—	$4
Non-owner occupied	1,458	1,172	286	—
	4,701	4,415	286	4
Consumer real estate
Secured by 1-4 family residential
First deeds of trust	1,666	1,279	387	7
Second deeds of trust	99	40	59	—
	1,765	1,319	446	7
Commercial and industrial loans
(except those secured by real estate)	19	—	19	—
	$6,485	$5,734	$751	$11

Number of loans	28	23	5	3

The following table provides information about TDRs identified during the indicated periods (dollars in thousands).

	Year Ended			Year Ended
	December 31, 2022			December 31, 2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance

Secured by 1-4 family residential
First deed of trust	—	$—	$—	1	$267	$267
	—	$—	$—	1	$267	$267

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no defaults on TDRs that were modified as TDRs during the twelve-month periods ended December 31, 2022 and 2021.

The Coronavirus Aid, Relief, and Economic Security Act as amended by the Consolidated Appropriations Act, permitted financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto under certain circumstances.  As of December 31, 2022 and December 31, 2021, all previously modified loans had returned to contractual payment terms. The Company’s modification program primarily included payment deferrals and interest only modifications.

Note 4. Allowance for Loan Losses

Activity in the allowance for loan losses was as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2022
Construction and land development
Residential	$57	$22	$—	$—	$79
Commercial	229	(37)	—	—	192
	286	(15)	—	—	271
Commercial real estate
Owner occupied	833	34	—	—	867
Non-owner occupied	1,083	206	—	—	1,289
Multifamily	35	(2)	—	—	33
Farmland	2	(2)	—	—	—
	1,953	236	—	—	2,189
Consumer real estate
Home equity lines	12	(59)	—	58	11
Secured by 1-4 family residential
First deed of trust	123	3	—	5	131
Second deed of trust	47	(311)	(27)	334	43
	182	(367)	(27)	397	185
Commercial and industrial loans
(except those secured by real estate)	486	180	(157)	67	576
Student loans	65	18	(31)	—	52
Consumer and other	29	10	(2)	—	37
Unallocated	422	(362)	—	—	60

	$3,423	$(300)	$(217)	$464	$3,370

Year Ended December 31, 2021
Construction and land development
Residential	$214	$(157)	$—	$—	$57
Commercial	285	(56)	—	—	229
	499	(213)	—	—	286
Commercial real estate
Owner occupied	1,047	(214)	—	—	833
Non-owner occupied	1,421	(352)	—	14	1,083
Multifamily	47	(12)	—	—	35
Farmland	2	—	—	—	2
	2,517	(578)	—	14	1,953
Consumer real estate
Home equity lines	24	(23)	—	11	12
Secured by 1-4 family residential
First deed of trust	166	(54)	—	11	123
Second deed of trust	79	1	(84)	51	47
	269	(76)	(84)	73	182
Commercial and industrial loans
(except those secured by real estate)	408	47	—	31	486
Student loans	87	13	(35)	—	65
Consumer and other	36	39	(46)	—	29
Unallocated	154	268	—	—	422

	$3,970	$(500)	$(165)	$118	$3,423

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

The Company recorded a recovery of provision for loan loss expense of $300,000 and $500,000 for the year ended December 31, 2022 and December 31, 2021, respectively.  The recovery of provision for loan loss expense for the year ended December 31, 2022 and December 31, 2021, resulted from reductions in qualitative factors driven by improving economic factors, improved credit metrics, and reduction in loan deferrals. While current economic challenges due to higher inflation and the speed at which interest rates are rising remain risks to credit quality, we believe our current level of allowance for loan losses is sufficient.

The allowance for loan losses at each of the periods presented includes an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance.  We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in calculation of the allowance. The allowance for loan losses included an unallocated portion of approximately $60,000 and $422,000 at December 31, 2022 and December 31, 2021, respectively.

Loans were evaluated for impairment as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Year Ended December 31, 2022
Construction and land development
Residential	$79	$—	$79	$9,727	$—	$9,727
Commercial	192	—	192	35,400	—	35,400
	271	—	271	45,127	—	45,127
Commercial real estate
Owner occupied	867	2	865	119,643	4,583	115,060
Non-owner occupied	1,289	—	1,289	153,610	312	153,298
Multifamily	33	—	33	11,291	—	11,291
Farmland	—	—	—	73	—	73
	2,189	2	2,187	284,617	4,895	279,722
Consumer real estate
Home equity lines	11	—	11	18,421	300	18,121
Secured by 1-4 family residential
First deed of trust	131	6	125	67,495	1,881	65,614
Second deed of trust	43	—	43	7,764	195	7,569
	185	6	179	93,680	2,376	91,304
Commercial and industrial loans
(except those secured by real estate)	576	—	576	90,348	19	90,329
Student loans	52	—	52	20,617	—	20,617
Consumer and other	97	1	96	4,038	21	4,017

	$3,370	$9	$3,361	$538,427	$7,311	$531,116

Year Ended December 31, 2021
Construction and land development
Residential	$57	$—	$57	$6,805	$—	$6,805
Commercial	229	—	229	42,344	—	42,344
	286	—	286	49,149	—	49,149
Commercial real estate
Owner occupied	833	4	829	113,108	5,043	108,065
Non-owner occupied	1,083	—	1,083	129,786	1,458	128,328
Multifamily	35	—	35	11,666	—	11,666
Farmland	2	—	2	977	—	977
	1,953	4	1,949	255,537	6,501	249,036
Consumer real estate
Home equity lines	12	—	12	17,977	300	17,677
Secured by 1-4 family residential
First deed of trust	123	7	116	62,277	2,019	60,258
Second deed of trust	47	—	47	12,118	238	11,880
	182	7	175	92,372	2,557	89,815
Commercial and industrial loans
(except those secured by real estate)	486	—	486	100,421	185	100,236
Student loans	65	—	65	25,975	—	25,975
Consumer and other	451	—	451	3,003	—	3,003

	$3,423	$11	$3,412	$526,457	$9,243	$517,214

Note 5. Premises and Equipment

The following is a summary of premises and equipment as of December 31, 2022 and 2021 (in thousands):

	2022	2021

Land	$4,352	$4,352
Buildings and improvements	11,444	11,159
Furniture, fixtures and equipment	7,945	7,826
Total premises and equipment	23,741	23,337
Less: Accumulated depreciation and amortization	(11,993)	(11,513)

Premises and equipment, net	$11,748	$11,824

Depreciation and amortization of premises and equipment for 2022 and 2021 amounted to $546,000 and $582,000, respectively.

Note 6. Investment in Bank Owned Life Insurance

The Bank is owner and designated beneficiary on life insurance policies in the aggregate face amount of $21,681,000 covering certain of its directors and executive officers. The earnings from these policies are used to offset expenses related to retirement plans. The cash surrender value of these policies at December 31, 2022 and 2021 was approximately $12,798,000 and $12,494,000, respectively.

Note 7. Deposits

Deposits as of December 31, 2022 and 2021 were as follows (dollars in thousands):

	December 31, 2022		December 31, 2021
	Amount	%	Amount	%

Demand accounts	$255,236	40.9%	$268,804	40.5%
Interest checking accounts	90,252	14.4%	89,599	13.5%
Money market accounts	179,036	28.6%	187,942	28.3%
Savings accounts	55,695	8.9%	54,106	8.1%
Time deposits of $250,000 and over	4,740	0.8%	6,977	1.1%
Other time deposits	39,784	6.4%	56,620	8.5%

Total	$624,743	100.0%	$664,048	100.0%

The following are the scheduled maturities of time deposits as of December 31, 2022 (in thousands):

		Greater Than
Year Ending	Less Than	or Equal to
December 31,	$250,000	$250,000	Total

2023	$25,442	$4,203	$29,645
2024	6,729	—	6,729
2025	2,868	—	2,868
2026	3,514	—	3,514
2027	1,231	537	1,768

Total	$39,784	$4,740	$44,524

Deposits held at the Company by related parties, which include officers, directors, greater than 5% shareholders and companies in which directors of the board have a significant ownership interest, approximated $15,366,000 and $13,599,000 at December 31, 2022 and 2021, respectively.

Note 8. Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $1,223,000 in FHLB stock at December 31, 2022 and $353,000 at December 31, 2021, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. FHLB borrowings are secured by the pledge of commercial loans and 1-4 family residential loans. The Company had FHLB advances of $20,000,000 at December 31, 2022.  The Company had no outstanding FHLB advances at December 31, 2021.

Through the Federal Reserve Bank of Richmond, the Company could borrow funds through the Payment Protection Program Liquidity Fund (“PPPLF”) which were secured by the Company’s PPP loans. The PPPLF ceased extending credit on July 30, 2021.  The Company did not have outstanding advances under the PPPLF at December 31, 2022 and December 31, 2021.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs.  Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.  There were no borrowings against the lines at December 31, 2022 or December 31, 2021.

The Company’s unused lines of credit for future borrowings total approximately $51.0 million at December 31, 2022, which consists of $8.2 million available from the FHLB, $15 million on revolving bank line of credit, $2.8 million under secured federal funds agreements with third party financial institutions, and $25 million in repurchase lines of credit with third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank of Richmond or the FHLB above the current lendable collateral value.

Information related to borrowings as of December 31, 2022 and 2021 is as follows (dollars in thousands):

	Year Ended December 31,
	2022	2021

Maximum outstanding during the year
Federal Funds Purchased	$6,000	$4,982
FHLB advances	20,000	—
PPPLF	—	41,529
Balance outstanding at end of year
Federal Funds Purchased	—	—
FHLB advances	20,000	—
PPPLF	—	—
Average amount outstanding during the year
Federal Funds Purchased	2	55
FHLB advances	164	—
PPPLF	—	5,601
Average interest rate during the year
Federal Funds Purchased	4.61%	0.05%
FHLB advances	4.65%	—%
PPPLF	—%	0.35%
Average interest rate at end of year
Federal Funds Purchased	—%	—%
FHLB advances	4.57%	—%
PPPLF	—%	—%

Note 9. Income Taxes

The following summarizes the tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31, 2022 and 2021 (in thousands):

	2022	2021
Deferred tax assets
Capital loss carryforward	$25	$25
Allowance for loan losses	708	719
Deferred fees, net of costs	—	91
Unrealized loss on available for sale securities	2,887	190
Interest on nonaccrual loans	18	18
Stock compensation	78	37
Employee benefits	836	810
Depreciation	24	27
Lease obligation	5	3
Other, net	63	48

Total deferred tax assets	4,644	1,968

Deferred tax liabilities
Deferred costs, net of fees	123	—
Pension expense	6	1
Total deferred tax liabilities	129	1

Net deferred tax asset	$4,515	$1,967

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

The income tax expense charged to operations for the years ended December 31, 2022 and 2021 consists of the following (in thousands):

	2022	2021

Current tax expense	$1,844	$2,721
Deferred tax expense	146	699

Provision for income taxes	$1,990	$3,420

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021

Net income before income taxes	$10,295	$15,873

Computed "expected" tax expense	$2,162	$3,333
State taxes, net of federal	(67)	173
Cash surrender value of life insurance	(64)	(59)
Other	(41)	(27)

Provision for income taxes	$1,990	$3,420

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense, within other operating expense, of approximately $640,000 and $519,000 for the years ended December 31, 2022 and 2021, respectively. With few exceptions, the Company is no longer subject to U.S. Federal, State, or local income tax examinations by tax authorities for years prior to 2019.

Note 10. Earnings per Share

The following table presents the basic and diluted earnings per share computations (dollars in thousands except per share data):

	Year Ended December 31,
	2022	2021
Numerator
Net income - basic and diluted	$8,305	$12,453

Denominator
Weighted average shares outstanding - basic	1,477	1,468
Dilutive effect of common stock options	—	—

Weighted average shares outstanding - diluted	1,477	1,468

Earnings per share - basic	$5.62	$8.48
Earnings per share - diluted	$5.62	$8.48

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

The vesting of 12,834 and 5,793 restricted stock units outstanding as of December 31, 2022 and 2021, respectively, are dependent upon meeting certain performance criteria. As of December 31, 2022 and December 31, 2021, it was indeterminable whether these non-vested restricted stock units will vest and as such those shares are excluded from common shares issued and outstanding at each date and are not included in the computation of earnings per share for any period presented.

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. There were none at December 31, 2022. Stock options for 406 shares were not included in computing diluted earnings per share at December 31, 2021, because their effects were anti-dilutive.

Note 11. Lease Commitments

The following tables present information about the Company’s leases (dollars in thousands):

	For the years ended December 31,
	2022	2021
Lease liabilities	$1,122	$930
Right-of-use assets	$1,100	$916
Weighted average remaining lease term	4.40	5.05
Weighted average discount rate	2.51%	2.39%

	For the years ended December 31,
	2022	2021
Lease cost
Operating lease cost	$301	$358
Total lease cost	$301	$358

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

As of
December 31, 2022
Lease payments due
Twelve months ending December 31, 2023	$301
Twelve months ending December 31, 2024	313
Twelve months ending December 31, 2025	213
Twelve months ending December 31, 2026	163
Twelve months ending December 31, 2027	146
Thereafter	60
Total undiscounted cash flows	$1,196
Discount	74
Lease liabilities	$1,122

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2022 and 2021 was $293,000 and $367,000, respectively. The Company recognized lease expense of $301,000 and $358,000 for the year ended December 31, 2022 and 2021, respectively.

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

At December 31, 2022 and 2021, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	December 31,	December 31,
	2022	2021

Undisbursed credit lines	$119,454	$103,125
Commitments to extend or originate credit	9,899	18,551
Standby letters of credit	922	4,680

Total commitments to extend credit	$130,275	$126,356

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

Note 13. Shareholders’ Equity and Regulatory Matters

Accumulated Other Comprehensive Income (Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred tax benefit of $2,892,000 and $198,000 as of December 31, 2022 and 2021, respectively (in thousands):

	December 31,	December 31,
	2022	2021

Net unrealized losses on securities	$(10,862)	$(717)
Net unrecognized losses on defined benefit plan	(19)	(27)
Total accumulated other comprehensive loss	$(10,881)	$(744)

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

The Basel III Capital Rules require banks to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the minimum plus conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of December 31, 2022, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950. To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. As of December 31, 2022, the Bank exceeded the minimum ratios to be classified as well capitalized.

On September 17, 2019, the federal bank regulators issued a final rule required by the Economic Growth, Regulatory, Relief, and Consumer Protection Act of 2018 that permits qualifying banks and bank holding companies that have less than $10 billion of assets, like the Company and the Bank, to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”).  The Bank elected not to opt into the CBLR framework as of December 31, 2022, and 2021.

The capital amounts and ratios at December 31, 2022 and 2021 for the Bank are presented in the table below (dollars in thousands):

			Minimum Capital
			Requirements
	Actual		Including Conservation Buffer (1)		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2022
Total capital (to risk- weighted assets) Village Bank	$84,982	14.81%	$60,267	10.50%	$57,398	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	81,612	14.22%	48,788	8.50%	45,918	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	81,612	10.95%	29,805	4.00%	37,256	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	81,612	14.22%	40,178	7.00%	37,308	6.50%

December 31, 2021
Total capital (to risk- weighted assets) Village Bank	$77,547	14.66%	$55,558	10.50%	$52,912	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	74,124	14.01%	44,975	8.50%	42,330	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	74,124	9.86%	30,068	4.00%	37,585	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	74,124	14.01%	37,038	7.00%	34,393	6.50%

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

The following table summarizes options outstanding under the Company’s stock incentive plans at the indicated dates:

	Year Ended December 31,
	2022				2021
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	734	$25.63	$9.76		734	$25.63	$9.76
Granted	—	—	—		—	—	—
Forfeited	—	—	—		—	—	—
Exercised	(720)	25.63	$9.76		—	—	—
Options outstanding, end of period	14	$25.28	$9.76	$—	734	$25.63	$9.76	$—
Options exercisable, end of period	14				734

The following table summarizes information about stock options outstanding at December 31, 2022:

	Outstanding			Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$25.28-$25.76	14	0.54	$25.28	14	$25.28

	14	0.54	25.28	14	25.28

During 2022, we granted certain officers time-based restricted shares of common stock and performance-based restricted stock units.  The time-based restricted shares vest ratably over a three year period provided the officer is employed with the Company on the applicable vesting date.  The performance-based units, which have a two-year performance period that began on January 2, 2023, vest based on the Company’s achievement of performance targets related to return on tangible common equity over the performance period, with possible payouts ranging from 0% to 150% of the target awards.

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

The total number of shares underlying non-vested restricted stock was 28,296 and 23,734 at December 31, 2022 and 2021, respectively. The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period. Unamortized stock-based compensation expense related to non-vested share-based compensation arrangements granted under the stock incentive plan as of December 31, 2022 and 2021 was $1,022,000 and $688,000, respectively. The time-based unrecognized compensation expense of $608,000 is expected to be recognized over a weighted average period of 2.25 years. During 2022, there were forfeitures of 924 shares of restricted stock awards. During 2021, there were no forfeitures of shares of restricted stock awards.

A summary of changes in the Company’s non-vested restricted stock awards for the year follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair-Value	Value

December 31, 2021	23,734	$37.46	$1,234,168
Granted	17,866	51.11	929,032
Vested	(13,815)	36.05	(718,380)
Forfeited	(924)	34.30	(48,048)
Other (1)	1,435	32.32	74,620
December 31, 2022	28,296	$46.60	$1,471,392
(1)	Represents the incremental increase in shares that vested based on the restricted stock units vesting at the maximum potential value as opposed to the targeted value of the award.

Stock-based compensation expense was $381,000 and $332,000 for the years ended December 31, 2022 and 2021, respectively.

Note 15. Trust Preferred Securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate was 6.89% and 2.36% at December 31, 2022 and 2021, respectively. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at December 31, 2022 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly–owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts and is also payable quarterly. The interest rate was 6.14% and 1.61% at December 31, 2022 and 2021, respectively. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at December 31, 2022 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 16. Subordinated Debt

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrue interest at a fixed rate of 6.50% for the first five years until March 31, 2023; thereafter, the subordinated notes will accrue interest at an annual floating rate equal to three-month LIBOR plus a spread of 3.73% until maturity or early redemption. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. At December 31, 2022 and 2021, the carrying value of the notes totaled $5,692,000 and $5,660,000, respectively.

Note 17. Retirement Plans

401K Plan: The Bank provides a qualified 401K plan to all eligible employees which is administered through the Virginia Bankers Association Benefits Corporation. Employees are eligible to participate in the plan after three months of employment. Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction. Due to economic conditions at the time, the Bank ceased its matching program in 2009; however, beginning January 2013, the Bank reinstituted the 401K match. The Bank provided a matching contribution of 100% of the first 1% the participant contributes, and then 50% of the next 5% of their salary, totaling a maximum 3.5%. Participants are always fully vested in their own contributions, and the Bank’s matching contributions vest 100% after two years of service. Total contributions to the plan for the years ended December 31, 2022 and 2021 were $417,000, and $424,000, respectively.

Supplemental Executive Retirement Plan: The Bank established the Village Bank SERP on January 1, 2005 to provide supplemental retirement income to certain executive officers as designated by the Personnel Committee, later replaced by the Compensation Committee, and approved by the board of directors. The SERP is an unfunded employee pension plan under the provisions of the Employee Retirement Income Security Act of 1974. An eligible employee, once designated by the Committee and approved by the board of directors in writing to participate in the SERP, becomes a participant in the SERP 60 days following such approval (unless an earlier participation date is approved). The retirement benefit to be received by a participant is determined by the Committee and approved by the board of directors and is payable in equal monthly installments over the period specified in the SERP for each respective participant, commencing on the first day of the month following a participant’s retirement or termination of employment, provided the participant has been employed by the Bank for a minimum of 10 years. The Compensation Committee, in its sole discretion, may choose to treat a participant who has experienced a termination of employment on or after attaining age 65 but prior to completing his service requirement as having completed his service requirement. At December 31, 2022 and 2021, the Bank’s liability under the SERP was $2,532,000 and $2,523,000, respectively, and expense for the years ended December 31, 2022 and 2021 was $192,000 and $153,000, respectively. The increase in other comprehensive income related to the minimum pension adjustment was $9,000 net of tax for the years ended December 31, 2022 and 2021. The increase in cash surrender value of the bank owned life insurance related to the participants was $304,000 and $4,688,000 for the years ended December 31, 2022 and 2021, respectively.

Directors Deferral Plan: The Bank established the Village Bank Outside Directors Deferral Plan (the “Directors Deferral Plan”) on January 1, 2005 under which non-employee directors of the Bank have the opportunity to defer receipt of all or a portion of certain compensation until retirement or departure from the board of directors. Deferral of compensation under the Directors Deferral Plan is voluntary by non-employee directors and to participate in the plan a director must file a deferral election as provided in the plan. A director shall become an active participant with respect to a plan year (as defined in the plan) only if he is expected to have compensation during the plan year and he timely files a deferral election. A separate account is established for each participant in the plan and each account shall, in addition to compensation deferred at the election of the participant, be credited with interest on the balance of the account, the rate of such interest to be established by the board of directors in its sole discretion at the beginning of each plan year. For those directors electing to purchase stock through the plan, the obligation will only be settled by delivery of the fixed number of shares they purchased. At December 31, 2022 and 2021, the Bank’s liability under the Directors Deferral Plan was $771,000 and $631,000, respectively, and expense for the years ended December 31, 2022 and 2021 was $146,000 and $112,000, respectively. In the first quarter of 2015 and the fourth quarter of 2013, certain directors elected to purchase common stock with funds from their deferred compensation accounts causing the December 31, 2015 and December 31, 2013 liability to be lower than the December 31, 2014 liability. A rabbi trust was established to hold the shares. At December 31, 2022 and

2021, the trust held 32,785 and 35,038 shares, respectively, of Company common stock totaling $689,000 and $730,000, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (in thousands):

	Fair Value Measurement
	at December 31, 2022 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government Agencies	$60,902	$—	$60,902	$—
Mortgage-backed securities	60,560	—	60,560	—
Municipals	1,550	—	1,550	—
Subordinated debt	10,841	—	8,841	2,000
Loans held for sale	2,268	—	2,268	—
IRLC	142	—	142	—

Financial Liabilities - Recurring
Forward sales commitment	207	—	207	—

	Fair Value Measurement
	at December 31, 2021 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government Agencies	$40,999	$—	$40,999	$—
Mortgage-backed securities	40,495	—	40,495	—
Municipals	2,209		2,209
Subordinated debt	10,996	—	9,246	1,750
Loans held for sale	5,141	—	5,141	—
IRLC	471	—	471	—

Financial Liabilities - Recurring
Forward sales commitment	651	—	651	—

There were no Level 3 fair value measurements for financial instruments measured on a non-recurring basis at fair value at December 31, 2022 and December 31, 2021.

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

		December 31,		December 31,
		2022		2021
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial assets
Cash	Level 1	$12,062	$12,062	$12,071	$12,071
Cash equivalents	Level 2	4,616	4,616	80,545	80,545
Investment securities available for sale	Level 2	131,853	131,853	92,949	92,949
Investment securities available for sale	Level 3	2,000	2,000	1,750	1,750
Federal Home Loan Bank stock	Level 2	1,223	1,223	353	353
Loans held for sale	Level 2	2,268	2,268	5,141	5,141
Loans	Level 3	538,427	521,150	526,457	526,668
Bank owned life insurance	Level 2	12,798	12,798	12,494	12,494
Accrued interest receivable	Level 2	3,651	3,651	3,245	3,245
Interest rate lock commitments	Level 2	142	142	471	471

Financial liabilities
Deposits	Level 2	624,743	625,037	664,048	663,898
FHLB borrowings	Level 2	20,000	20,000	—	—
Trust preferred securities	Level 2	8,764	7,066	8,764	9,554
Other borrowings	Level 2	5,692	5,692	5,660	5,660
Accrued interest payable	Level 2	70	70	68	68
Forward sales commitment	Level 2	207	207	651	651

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

The following table presents segment information as of and for the years ended December 31, 2022 and 2021 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2022

Revenues
Interest income	$27,250	$237	$—	$27,487
Gain on sale of loans	—	4,752	—	4,752
Other revenues	3,335	488	(274)	3,549
Total revenues	30,585	5,477	(274)	35,788

Expenses
Recovery of provision for loan losses	(300)	—	—	(300)
Interest expense	1,781	—	—	1,781
Salaries and benefits	10,585	3,183	—	13,768
Commissions	—	1,698	—	1,698
Other expenses	7,625	1,195	(274)	8,546
Total operating expenses	19,691	6,076	(274)	25,493

Income (loss) before income taxes	10,894	(599)	—	10,295
Income tax expense (benefit)	2,116	(126)	—	1,990
Net income (loss)	$8,778	$(473)	$—	$8,305

Total assets	$738,110	$17,874	$(32,714)	$723,270

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2021

Revenues
Interest income	$27,282	$409	$(24)	$27,667
Gain on sale of loans	—	11,762	—	11,762
Other revenues	3,001	864	(281)	3,584
Total revenues	30,283	13,035	(305)	43,013

Expenses
Recovery of provision for loan losses	(500)	—	—	(500)
Interest expense	2,172	24	(24)	2,172
Salaries and benefits	9,942	4,163	—	14,105
Commissions	—	3,004	—	3,004
Other expenses	7,314	1,326	(281)	8,359
Total operating expenses	18,928	8,517	(305)	27,140

Income before income taxes	11,355	4,518	—	15,873
Income tax expense	2,471	949	—	3,420
Net income	$8,884	$3,569	$—	$12,453

Total assets	$760,653	$19,673	$(31,925)	$748,401

Note 20.Parent Corporation Only Financial Statements

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Balance Sheet

(in thousands)

	December 31,	December 31,
	2022	2021

Assets
Cash and due from banks	$1,868	$1,647
Investment in subsidiaries	70,731	73,380
Investment in special purpose subsidiary	264	264
Prepaid expenses and other assets	2,756	2,585

	$75,619	$77,876

Liabilities and Shareholders’ Equity
Liabilities
Balance due to nonbank subsidiaries	$8,764	$8,764
Other borrowings	5,692	5,660
Accrued interest payable	46	46
Other liabilities	6	5
Total liabilities	14,508	14,475

Shareholders’ equity
Common stock	5,868	5,822
Additional paid-in capital	55,167	54,814
Retained Earnings	10,957	3,509
Stock in directors rabbi trust	(689)	(730)
Directors deferred fees obligation	689	730
Accumulated other comprehensive loss	(10,881)	(744)
Total stockholders’ equity	61,111	63,401

	$75,619	$77,876

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Operations and Comprehensive Income

Years Ended December 31, 2022 and 2021

(in thousands)

	2022	2021

Income
Interest income	$3	$4
Dividends received from subsidiaries	1,835	950
Total Income	1,838	954

Interest expense
Interest on borrowed funds	694	575
Total interest expense	694	575

Net interest income	1,144	379

Noninterest expense
Supplies	30	30
Professional and outside services	42	33
Other	45	44
Total noninterest expense	117	107
Net income before undistributed income of subsidiary	1,027	272
Undistributed income of subsidiary	7,108	12,039
Net income before income tax benefit	8,135	12,311
Income tax benefit	(170)	(142)

Net income	$8,305	$12,453

Total comprehensive income (loss)	$(1,832)	$11,279

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Cash Flows

Years Ended December 31, 2022 and 2021

(in thousands)

	2022	2021

Cash Flows from Operating Activities
Net income	$8,305	$12,453
Adjustments to reconcile net income to net cash used in operating activities
Amortization of debt issuance costs	32	32
Undistributed income of subsidiary	(8,943)	(12,989)
Net change in:
Other assets	(170)	(147)
Other liabilities	1	5
Net cash used in operating activities	(775)	(646)

Cash Flows from Investing Activities
Dividend from subsidiary	1,835	950
Net cash provided by investing activities	1,835	950

Cash Flows from Financing Activities
Proceeds from exercise of stock options	18	—
Cash dividends paid	(857)	(206)
Net cash used in financing activities	(839)	(206)
Net increase in cash	221	98
Cash, beginning of year	1,647	1,549

Cash, end of year	$1,868	$1,647

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2022, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed in this Item 10 is contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors,” “Security Ownership” and “Corporate Governance and the Board of Directors,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed in this Item 11 is contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders under the captions “Corporate Governance and the Board of Directors” and “Executive Compensation.” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required to be disclosed in this Item 12 is contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Security Ownership,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in this Item 13 is contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders under the captions “Corporate Governance and the Board of Directors” and “Executive Compensation,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed in this Item 14 is contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders under the caption “Audit Information,” and is incorporated herein by reference.

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

3.2

Amended and Restated Bylaws of Village Bank and Trust Financial Corp. (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2023.

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

10.2

Supplemental Executive Retirement Plan, dated December 30, 2020, by and between Village Bank and Trust Financial Corp. and James E. Hendricks, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2021). *

10.3

Employment Agreement, dated September 4, 2020, by and between Village Bank and Max C. Morehead, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2020).*

10.4

Employment Agreement, dated February 22, 2022, by and between Village Bank and Trust Financial Corp. and Donald M. Kaloski, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2022).*

Exhibit Number	Description
10.5	Amended and Change of Control Agreement, dated August 24, 2022, by and between Village Bank and Christy F. Quesenbery.*
10.6

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
10.9

Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan, as amended (incorporated by reference to Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on May 19, 2020, filed with the Securities and Exchange Commission on April 6, 2020).*

10.10

Form of Performance-Based Restricted Stock Unit Award Agreement under the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).*

10.11

Form of Time-Based Restricted Stock Award Agreement under the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).*

10.12

Village Bank and Trust Financial Corp. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2019).*

Exhibit Number	Description
10.13	Outside Directors Deferral Plan, as amended and restated effective January 1, 2023.*
10.14

Supplemental Executive Retirement Plan, as amended and restated effective November 27, 2018 (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022).*

10.15	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2018).
21	Subsidiaries of Village Bank and Trust Financial Corp.
23.1	Consent of Yount, Hyde & Barbour, P.C. Accounting Firm.
31.1	Section 302 Certification by Chief Executive Officer.
31.2	Section 302 Certification by Chief Financial Officer.
32	Section 906 Certification.
101

The following materials from the Village Bank and Trust Financial Corp. Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline eXtensible Business Reporting (iXBRL) (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

* Management contracts and compensatory plans and arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: March 20, 2023	By:	/s/ James E. Hendricks, Jr.
James E. Hendricks, Jr.
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Hendricks, Jr.	President, Chief Executive	March 20, 2023
James E. Hendricks, Jr.	Officer and Director (Principal Executive Officer)

/s/ Donald M. Kaloski, Jr.	Executive Vice President and Chief	March 20, 2023
Donald M. Kaloski, Jr.	Financial Officer (Principal Financial and Accounting Officer)

/s/ R.T. Avery, III	Director	March 20, 2023
R.T. Avery, III

/s/ Craig D. Bell	Director and	March 20, 2023
Craig D. Bell	Chairman of the Board

/s/ Ron Carey	Director	March 20, 2023
Ron Carey

/s/ Devon Henry
Devon Henry	Director	March 20, 2023

/s/ Frank E. Jenkins, Jr.
Frank E. Jenkins, Jr.	Director	March 20, 2023

/s/ Mary Margaret Kastelberg
Mary Margaret Kastelberg	Director	March 20, 2023

/s/ Michael A. Katzen
Michael A. Katzen	Director	March 20, 2023

/s/ Michael L. Toalson
Michael L. Toalson	Director	March 20, 2023

/s/ Selena Sanderson	Director	March 20, 2023
Selena Sanderson

/s/ George R. Whittemore
George R. Whittemore	Director	March 20, 2023