Form 10-Q
period 2023-03-31
Village Bank & Trust Financial Corp.
filed 2023-05-12
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

1,485,813 shares of common stock, $4.00 par value, outstanding as of April 30, 2023

Village Bank and Trust Financial Corp.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Balance Sheets March 31, 2023 (Unaudited) and December 31, 2022*

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Cash and due from banks	$8,087	$12,062
Federal funds sold	16,047	4,616
Total cash and cash equivalents	24,134	16,678
Investment securities available for sale, at fair value	135,953	133,853
Restricted stock, at cost	2,190	1,564
Loans held for sale	1,852	2,268
Loans
Outstandings	539,818	538,427
Allowance for credit losses	(3,272)	(3,370)
Deferred costs, net	647	588
Total loans, net	537,193	535,645
Premises and equipment, net	11,806	11,748
Bank owned life insurance	12,866	12,798
Accrued interest receivable	3,574	3,651
Other assets	5,229	5,065
Total Assets	$734,797	$723,270

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing demand	$254,039	$255,236
Interest bearing	363,977	369,507
Total deposits	618,016	624,743
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,700	5,692
Federal Home Loan Bank advances	35,000	20,000
Accrued interest payable	212	70
Other liabilities	3,224	2,890
Total liabilities	670,916	662,159

Shareholders’ equity
Common stock, $4 par value, 10,000,000 shares authorized; 1,485,813 shares issued and outstanding at March 31, 2023 and 1,482,790 shares issued and outstanding at December 31, 2022	5,881	5,868
Additional paid-in capital	55,256	55,167
Retained earnings	12,141	10,957
Stock in directors rabbi trust	(595)	(689)
Directors deferred fees obligation	595	689
Accumulated other comprehensive loss	(9,397)	(10,881)
Total shareholders’ equity	63,881	61,111

Total liabilities and shareholders' equity	$734,797	$723,270

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Income Three Months Ended March 31, 2023 and 2022

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Interest income
Loans	$6,762	$5,848
Investment securities	727	394
Federal funds sold	94	26
Total interest income	7,583	6,268

Interest expense
Deposits	624	263
Borrowed funds	594	144
Total interest expense	1,218	407

Net interest income	6,365	5,861
Provision for (recovery of) credit losses	—	(400)
Net interest income after provision for (recovery of) credit losses	6,365	6,261

Noninterest income
Service charges and fees	669	619
Mortgage banking income, net	478	878
Other	109	131
Total noninterest income	1,256	1,628

Noninterest expense
Salaries and benefits	3,448	3,524
Occupancy	311	331
Equipment	285	288
Supplies	49	38
Professional and outside services	812	725
Advertising and marketing	111	112
FDIC insurance premium	50	58
Other operating expense	690	606
Total noninterest expense	5,756	5,682

Income before income tax expense	1,865	2,207
Income tax expense	325	407

Net income	$1,540	$1,800

Earnings per share, basic	$1.04	$1.24
Earnings per share, diluted	$1.04	$1.24

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Comprehensive Income (Loss) Three Months ended March 31, 2023 and 2022

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$1,540	$1,800
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	1,876	(4,566)
Tax effect	(394)	959
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	1,482	(3,607)

Minimum pension adjustment	3	3
Tax effect	(1)	(1)
Minimum pension adjustment, net of tax	2	2

Total other comprehensive income (loss)	1,484	(3,605)

Total comprehensive income (loss)	$3,024	$(1,805)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Shareholders' Equity Three Months Ended March 31, 2023 and 2022

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2023

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, December 31, 2022	$5,868	55,167	$10,957	$(689)	$689	$(10,881)	$61,111
Restricted stock redemption	—	—	—	94	(94)	—	—
Vesting of restricted stock	13	(13)	—	—	—	—	—
Stock based compensation	—	102	—	—	—	—	102
Cash dividend declared ($0.16 per share)	—	—	(237)	—	—	—	(237)
Impact of adoption of ASC 326	—	—	(119)	—	—	—	(119)
Net income	—	—	1,540	—	—	—	1,540
Other comprehensive income	—	—	—	—	—	1,484	1,484
Balance, March 31, 2023	$5,881	$55,256	$12,141	$(595)	$595	$(9,397)	$63,881

	Three Months Ended March 31, 2022

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Loss	Total

Balance, December 31, 2021	$5,822	$54,814	$3,509	$(730)	$730	$(744)	$63,401
Restricted stock redemption	—	—	—	41	(41)	—	—
Vesting of restricted stock	12	(12)	—	—	—	—	—
Exercise of stock options	1	(1)	—	—	—	—	—
Stock based compensation	—	90	—	—	—	—	90
Cash dividend declared ($0.14 per share)	—	—	(206)	—	—	—	(206)
Net income	—	—	1,800	—	—	—	1,800
Other comprehensive loss	—	—	—	—	—	(3,605)	(3,605)
Balance, March 31, 2022	$5,835	$54,891	$5,103	$(689)	$689	$(4,349)	$61,480

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Cash Flows Three Months Ended March 31, 2023 and 2022

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022

Cash Flows from Operating Activities
Net income	$1,540	$1,800
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	140	133
Amortization of debt issuance costs	8	8
Deferred income taxes	59	85
Recovery of credit losses	—	(400)
Gain on sales of loans held for sale	(611)	(1,211)
Stock compensation expense	102	90
Proceeds from sale of mortgage loans	25,187	43,859
Origination of mortgage loans held for sale	(24,160)	(45,014)
Amortization of premiums and accretion of discounts on securities, net	(39)	66
Increase in bank owned life insurance	(68)	(66)
Net change in:
Interest receivable	77	65
Other assets	(615)	942
Interest payable	142	(4)
Other liabilities	334	(1,692)
Net cash provided by (used in) operating activities	2,096	(1,339)

Cash Flows from Investing Activities
Purchases of available for sale securities	(2,652)	(52,363)
Proceeds from the sale of available for sale securities	—	2,564
Proceeds from maturities, calls and paydowns of available for sale securities	2,467	—
Net (increase) decrease in loans	(1,667)	7,640
Purchases of premises and equipment, net	(198)	(33)
Purchase of restricted stock, net	(626)	(20)
Net cash used in investing activities	(2,676)	(42,212)

Cash Flows from Financing Activities
Cash dividends paid	(237)	(206)
Net (decrease) increase in deposits	(6,727)	19,625
Net increase in other borrowings	15,000	—
Net cash provided by financing activities	8,036	19,419

Net increase (decrease) in cash and cash equivalents	7,456	(24,132)
Cash and cash equivalents, beginning of period	16,678	92,616

Cash and cash equivalents, end of period	$24,134	$68,484

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$1,076	$411
Cash payments for taxes	$168	$161
Supplemental Schedule of Non-Cash Activities
Unrealized gains (losses) on securities available for sale	$1,876	$(4,566)
Right of use assets obtained in exchange for new operating lease liabilities	$—	$263
Minimum pension adjustment	$3	$3

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

(Unaudited)

Note 1 – Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary, Village Bank Mortgage Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”).

New Accounting Standards Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration.  The company adopted ASU 2016-13 as of January 1, 2023 in accordance with the required implementation date and recorded the impact of adoption to retained earnings, net of deferred income taxes, as required by the standard. This standard is commonly referred to as the current expected credit loss (“CECL”) methodology. As a result of adoption of Accounting Standards of Codification (“ASC”) 326, the Company recorded a net decrease to retained earnings of $119,000, net of taxes, which consisted of adjustments to the allowance for credit losses on loans as well as an adjustment to the Company’s reserve for unfunded loan commitments. Subsequent to adoption, the Company will record adjustments to its allowance for credit losses and reserves for unfunded commitments through the provision for credit losses in the consolidated statements of income.

The Company is utilizing a third-party model to tabulate its estimate of current expected credit losses, using a weighted average remaining maturity (“WARM”) methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics by call report code. The Company’s forecast of estimated expected losses is based on a twelve-month forecast of the national rate of unemployment and external observations of historical loan losses. The Company uses the Federal Open Market Committee’s projection of unemployment for its reasonable and supportable forecasting of current expected credit losses. For the periods beyond the reasonable and supportable forecast period, projections of expected credit losses are based on a reversion to the long-run mean for the national unemployment rate. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: changes in lending policies and procedures including changes in underwriting standards, and collections, charge-offs, and recovery practices, changes in international, national, regional, and local conditions, changes in the nature and volume of the portfolio and terms of loans, changes in experience, depth, and ability of lending management, changes in the volume and severity of past due loans and other similar conditions, changes in the quality of the organization’s loan review system, changes in the value of underlying collateral for collateral dependent loans, the existence and effect of any concentrations of credit and changes in the levels of such concentrations, and the effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses. The Company’s CECL implementation process was overseen by the Chief Financial Officer and included an assessment of data availability and gap analysis, data collection, consideration and analysis of multiple loss estimation methodologies, an assessment of relevant qualitative factors and correlation analysis of multiple potential loss drivers and their impact on the Company’s historical loss experience. During 2022, the Company calculated its current expected credit losses model in parallel to its incurred loss model to further refine the methodology and model.  In addition, the Company utilized internal personnel who were not involved in the development of the model to perform a comprehensive model validation.

The following table illustrates the impact of ASC 326 adoption:

	December 31,	January 1,	January 1,
	2022	2023	2023
	As Previously Reported	Impact of	As Reported
	(Incurred Loss)	CECL Adoption	Under CECL

Assets:
Loans
Construction and land development
Residential	$79	$3	$82
Commercial	192	34	226
	271	37	308
Commercial real estate
Owner occupied	867	(475)	392
Non-owner occupied	1,289	192	1,481
Multifamily	33	7	40
Farmland	—	—	—
	2,189	(276)	1,913
Consumer real estate
Home equity lines	11	24	35
Secured by 1-4 family residential
First deed of trust	131	76	207
Second deed of trust	43	25	68
	185	125	310
Commercial and industrial loans
(except those secured by real estate)	576	1	577
Student loans	52	—	52
Consumer and other	37	(5)	32
Unallocated	60	(9)	51
Allowance for credit losses	3,370	(127)	3,243

Liabilities
Allowance for credit losses on unfunded credit exposure	—	277	277

Total Allowance for credit losses	$3,370	150	$3,520

On January 1, 2023, the Company adopted ASU 2022-02 “Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures,” which removed the recognition and measurement guidance on troubled debt restructurings (“TDRs”) and added disclosures on the financial effect and subsequent performance of certain types of modifications made to borrowers experiencing financial difficulties. Upon adoption of the standard, the Company recorded a reduction of $8,000 in the allowance for credit losses for the impact of changes in methodology used to estimate the allowance for credit losses for non-collateral dependent TDRs. There was no impact to the valuation of loans previously classified as collateral dependent TDRs. The allowance for loan and lease losses for modified loans is determined in a manner consistent with the methodology for loans under ASC Topic 326.

Note 2 – Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and statements of income for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the allowance for credit losses and its related provision including collateral dependent loans.

Note 3 – Earnings per common share

The following table presents the basic and diluted earnings per common share computation (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator
Net income - basic and diluted	$1,540	$1,800

Denominator
Weighted average shares outstanding - basic	1,484	1,457
Dilutive effect of common stock options	—	—

Weighted average shares outstanding - diluted	1,484	1,457

Earnings per share - basic	$1.04	$1.24
Earnings per share - diluted	$1.04	$1.24

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

The vesting of 10,658 and 6,264 at March 31, 2023 and 2022, respectively, of the unvested restricted units included in Note 10 “Stock incentive plan” was dependent upon meeting certain performance criteria. As of March 31, 2023 and 2022, it was indeterminable whether these unvested restricted units would vest and as such the underlying shares were excluded from common shares issued and outstanding at such date and were not included in the computation of earnings per share for such period.

Note 4 – Investment securities available for sale

The amortized cost and fair value of investment securities available for sale as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

March 31, 2023
U.S. Government agency obligations	$64,668	$28	$(2,995)	$61,701
Mortgage-backed securities	68,452	38	(7,400)	61,090
Municipals	2,267	—	(613)	1,654
Subordinated debt	12,440	46	(978)	11,508

	$147,827	$112	$(11,986)	$135,953

December 31, 2022
U.S. Government agency obligations	$64,631	$5	$(3,734)	$60,902
Mortgage-backed securities	69,151	6	(8,597)	60,560
Municipals	2,268	—	(718)	1,550
Subordinated debt	11,553	29	(741)	10,841

	$147,603	$40	$(13,790)	$133,853

At March 31, 2023 and December 31, 2022, the Company had investment securities with a fair value of $16,498,000 and $5,613,000, respectively, pledged to secure borrowings from the Federal Home Loan Bank of Atlanta ("FHLB").

There were no sales of available for sale securities for the three months ended March 31, 2023 and 2022.

Investment securities available for sale that have an unrealized loss position at March 31, 2023 and December 31, 2022 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2023
U.S. Government agency obligations	$1,931	$(1)	$57,514	$(2,994)	$59,445	$(2,995)
Mortgage-backed securities	3,267	(36)	52,223	(7,364)	55,490	(7,400)
Municipals	—	—	1,654	(613)	1,654	(613)
Subordinated debt	2,846	(203)	5,228	(775)	8,074	(978)

	$8,044	$(240)	$116,619	$(11,746)	$124,663	$(11,986)

December 31, 2022
U.S. Government agency obligations	$21,848	$(723)	$37,256	$(3,011)	$59,104	$(3,734)
Mortgage-backed securities	36,089	(3,588)	22,549	(5,009)	58,638	(8,597)
Municipals	—	—	1,549	(718)	1,549	(718)
Subordinated debt	5,305	(498)	2,007	(243)	7,312	(741)

	$63,242	$(4,809)	$63,361	$(8,981)	$126,603	$(13,790)

As of March 31, 2023, there were 68 investments available for sale totaling $124,663,000 that were in a loss position and had an unrealized loss of $11,986,000.

All of the unrealized losses are attributable to movements in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be impaired at March 31, 2023.

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2023, by contractual maturity, are as follows (in thousands):

	Amortized
	Cost	Fair Value

Less than one year	$29,916	$29,200
One to five years	35,264	32,982
Five to ten years	16,656	15,429
More than ten years	65,991	58,342

Total	$147,827	$135,953

Note 5 – Loans and allowance for credit losses

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to Note 1 in this Quarterly report.  All information presented as of March 31, 2023 is in accordance with ASC 326.  All loan information presented prior to March 31, 2023 is in accordance with previous applicable GAAP.

Loans classified by type as of March 31,2023 and December 31, 2022 are as follows (dollars in thousands):

	March 31, 2023		December 31, 2022
	Amount	%	Amount	%
Construction and land development
Residential	$6,259	1.16%	$9,727	1.81%
Commercial	43,167	8.00%	35,400	6.57%
	49,426	9.16%	45,127	8.38%
Commercial real estate
Owner occupied	117,124	21.70%	119,643	22.22%
Non-owner occupied	152,810	28.31%	153,610	28.53%
Multifamily	11,585	2.14%	11,291	2.10%
Farmland	68	0.01%	73	0.01%
	281,587	52.16%	284,617	52.86%
Consumer real estate
Home equity lines	17,898	3.32%	18,421	3.42%
Secured by 1-4 family residential,
First deed of trust	70,157	13.00%	67,495	12.54%
Second deed of trust	8,560	1.58%	7,764	1.44%
	96,615	17.90%	93,680	17.40%
Commercial and industrial loans
(except those secured by real estate)	87,728	16.25%	90,348	16.78%
Guaranteed student loans	20,195	3.74%	20,617	3.83%
Consumer and other	4,267	0.79%	4,038	0.75%

Total loans	539,818	100.0%	538,427	100.0%
Deferred (fees) and costs, net	647		588
Less: allowance for credit losses	(3,272)		(3,370)

	$537,193		$535,645

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the U.S. Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the FHLB as part of their lending arrangement with the Company totaled $30,458,000 and $33,706,000 as of March 31, 2023 and December 31, 2022, respectively.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (in thousands):

	March 31,	December 31,
	2023	2022
Consumer real estate
Home equity lines	$300	$300
Secured by 1-4 family residential
First deed of trust	164	164
Second deed of trust	107	171
	571	635
Commercial and industrial loans
(except those secured by real estate)	18	19

Total loans	$589	$654

The Company recognized $9,000 of interest on nonaccrual loans as of March 31, 2023.

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

●	Risk rated 1 to 4 (Pass) loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
●	Risk rated 5 (Special Mention) loans are defined as having potential weaknesses that deserve management’s close attention;
●	Risk rated 6 (Substandard) loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; and
●	Risk rated 7 (Doubtful) loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1‑4	5	6	7	Loans
December 31, 2022
Construction and land development
Residential	$9,727	$—	$—	$—	$9,727
Commercial	32,763	2,637	—	—	35,400
	42,490	2,637	—	—	45,127
Commercial real estate
Owner occupied	115,825	2,583	1,235	—	119,643
Non-owner occupied	143,458	10,152	—	—	153,610
Multifamily	11,291	—	—	—	11,291
Farmland	73	—	—	—	73
	270,647	12,735	1,235	—	284,617
Consumer real estate
Home equity lines	17,507	614	300	—	18,421
Secured by 1-4 family residential
First deed of trust	66,616	407	472	—	67,495
Second deed of trust	7,517	72	175	—	7,764
	91,640	1,093	947	—	93,680
Commercial and industrial loans
(except those secured by real estate)	83,848	6,481	19	—	90,348
Guaranteed student loans	20,617	—	—	—	20,617
Consumer and other	4,017	—	21	—	4,038

Total loans	$513,259	$22,946	$2,222	$—	$538,427

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination.  Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of March 31, 2022, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows:

								Revolving-	Total
	2023	2022	2021	2020	2019	Prior	Revolving	Term	Loans
March 31, 2023
Construction and land development
Residential
Pass	$180	$5,485	$594	$—	$—	$—	$—	$—	$6,259
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Residential	$180	$5,485	$594	$—	$—	$—	$—	$—	$6,259
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	1,221	13,278	15,939	255	3,378	5,784	3,312	—	43,167
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial	$1,221	$13,278	$15,939	$255	$3,378	$5,784	$3,312	$—	$43,167
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Owner occupied
Pass	576	18,800	26,434	8,740	12,145	46,148	724	—	113,567
Special Mention	—	—	—	—	—	2,322	—	—	2,322
Substandard	—	—	—	—	1,235	—	—	—	1,235
Total Owner occupied	$576	$18,800	$26,434	$8,740	$13,380	$48,470	$724	$—	$117,124
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—	$—	$—

									Revolving-	Total
	2023	2022	2021	2020	2019	Prior	Revolving		Term	Loans
Non-owner occupied
Pass	2,493	24,863	25,189	25,737	10,259	51,358	2,838		—	142,737
Special Mention	—	—	2,209	54	—	7,810	—		—	10,073
Substandard	—	—	—	—	—	—	—		—	—
Total Non-owner occupied	$2,493	$24,863	$27,398	$25,791	$10,259	$59,168	$2,838		$—	$152,810
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Multifamily
Pass	—	—	2,709	565	901	6,420	990		—	11,585
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Multifamily	$—	$—	$2,709	$565	$901	$6,420	$990		$—	$11,585
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Farmland
Pass	—	—	33	—	—	35	—		—	68
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Farmland	$—	$—	$33	$—	$—	$35	$—		$—	$68
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—

Consumer real estate
Home equity lines
Pass	—	445	—	—	—	—	16,539		—	16,984
Special Mention	—	—	—	—	—	—	614		—	614
Substandard	—	—	—	—	—	—	300		—	300
Total Home equity lines	$—	$445	$—	$—	$—	$—	$17,453		$—	$17,898
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Secured by 1-4 family residential
First deed of trust
Pass	5,938	14,734	16,388	9,275	3,465	19,502	—		—	69,302
Special Mention	—	—	—	—	174	488	—		—	662
Substandard	—	—	—	—	—	193	—		—	193
Total First deed of trust	$5,938	$14,734	$16,388	$9,275	$3,639	$20,183	$—		$—	$70,157
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Second deed of trust
Pass	919	3,616	1,054	444	1,332	733	235		—	8,333
Special Mention	—	—	—	—	46	71	—		—	117
Substandard	—	—	—	—	3	107	—		—	110
Total Second deed of trust	$919	$3,616	$1,054	$444	$1,381	$911	$235	$		$8,560
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—

Commercial and industrial loans
(except those secured by real estate)
Pass	6,278	14,717	20,593	6,756	4,314	4,744	23,476		—	80,878
Special Mention	—	4,189	201	—	88	132	2,222		—	6,832
Substandard	—	—	—	—	—	18	—		—	18
Total Commercial and industrial	$6,278	$18,906	$20,794	$6,756	$4,402	$4,894	$25,698		$—	$87,728
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Guaranteed student loans
Pass	—	—	—	—	—	20,195	—		—	20,195
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Guaranteed student loans	$—	$—	$—	$—	$—	$20,195	$—		$—	$20,195
Current period gross writeoff	$3	$—	$—	$—	$—	$—	$—		$—	$3
Consumer and other
Pass	297	658	187	100	15	28	2,964		—	4,249
Special Mention	—	—	—	—	18	—	—		—	18
Substandard	—	—	—	—	—	—	—		—	—
Total Consumer and other	$297	$658	$187	$100	$33	$28	$2,964	$		$4,267
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—

Total Current period gross writeoff	$3	$—	$—	$—	$—	$—	$—		$—	$3
Total loans	$17,902	$100,785	$111,530	$51,926	$37,373	$166,088	$54,214		$—	$539,818

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

			Greater				Investment >
	30‑59 Days	60‑89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
March 31, 2023
Construction and land development
Residential	$—	$—	$—	$—	$6,259	$6,259	$—
Commercial	—	—	—	—	43,167	43,167	—
	—	—	—	—	49,426	49,426	—
Commercial real estate
Owner occupied	—	—	—	—	117,124	117,124	—
Non-owner occupied	—	—	—	—	152,810	152,810	—
Multifamily	—	—	—	—	11,585	11,585	—
Farmland	—	—	—	—	68	68	—
	—	—	—	—	281,587	281,587	—
Consumer real estate
Home equity lines	—	—	—	—	17,898	17,898	—
Secured by 1‑4 family residential
First deed of trust	—	—	—	—	70,157	70,157	—
Second deed of trust	—	—	—	—	8,560	8,560	—
	—	—	—	—	96,615	96,615	—
Commercial and industrial loans
(except those secured by real estate)	1,913	—	—	1,913	85,815	87,728	—
Guaranteed student loans	531	533	1,871	2,935	17,260	20,195	1,871
Consumer and other	—	—	—	—	4,267	4,267	—

Total loans	$2,444	$533	$1,871	$4,848	$534,970	$539,818	$1,871

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2022
Construction and land development
Residential	$—	$—	$—	$—	$9,727	$9,727	$—
Commercial	—	—	—	—	35,400	35,400	—
	—	—	—	—	45,127	45,127	—
Commercial real estate
Owner occupied	—	—	—	—	119,643	119,643	—
Non-owner occupied	—	—	—	—	153,610	153,610	—
Multifamily	—	—	—	—	11,291	11,291	—
Farmland	—	—	—	—	73	73	—
	—	—	—	—	284,617	284,617	—
Consumer real estate
Home equity lines	—	50	—	50	18,371	18,421	—
Secured by 1-4 family residential
First deed of trust	—	—	—	—	67,495	67,495	—
Second deed of trust	54	—	—	54	7,710	7,764	—
	54	50	—	104	93,576	93,680	—
Commercial and industrial loans
(except those secured by real estate)	1,022	—	377	1,399	88,949	90,348	—
Guaranteed student loans	831	390	1,725	2,946	17,671	20,617	1,725
Consumer and other	—	—	—	—	4,038	4,038	—

Total loans	$1,907	$440	$2,102	$4,449	$533,978	$538,427	$1,725

Loans greater than 90 days past due are United States Department of Agriculture loans which carry a 100% guarantee of the principal and interest and student loans that are guaranteed by the DOE which covers approximately 98% of the principal and interest. Accordingly, these loans will not be placed on nonaccrual status and are not considered to be collateral dependent.

Loans that are individually evaluated for credit losses are limited to loans that have specific risk characteristics that are not shared by other loans and based on current information and events it is probable the Company will be unable to collect all amounts when due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. The repayment of these loans is expected to be substantially through the operations or the sale of the collateral. The allowance for credit losses on loans that are individually evaluated will be measured based on the fair value of the collateral either through operations or the sale of the collateral, when repayment is expected through the sale of the collateral the allowance will be based on the fair value of the collateral less estimated costs to sell. Collateral dependent loans, or portions thereof, are charged off when deemed uncollectible. Collateral dependent loans are set forth in the following table as of the dates indicated (in thousands):

	March 31, 2023			December 31, 2022
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate
Owner occupied	$1,235	$1,250	$—	$4,332	$4,347	$—
Non-owner occupied	—	—	—	312	312	—
	1,235	1,250	—	4,644	4,659	—
Consumer real estate
Home equity lines	300	300	—	300	300	—
Secured by 1‑4 family residential
First deed of trust	193	193	—	1,745	1,745	—
Second deed of trust	111	195	—	195	300	—
	604	688	—	2,240	2,345	—
Commercial and industrial loans
(except those secured by real estate)	18	18	—	19	19	—

	1,857	1,956	—	6,903	7,023	—

With an allowance recorded
Commercial real estate
Owner occupied	—	—	—	251	251	2
	—	—	—	251	251	2
Consumer real estate
Secured by 1-4 family residential
First deed of trust	—	—	—	136	136	6
	—	—	—	136	136	6

Consumer and other	—	—	—	21	21	1
	—	—	—	408	408	9

Total
Owner occupied	1,235	1,250	—	4,583	4,598	2
Non-owner occupied	—	—	—	312	312	—
	1,235	1,250	—	4,895	4,910	2
Consumer real estate
Home equity lines	300	300	—	300	300	—
Secured by 1-4 family residential,
First deed of trust	193	193	—	1,881	1,881	6
Second deed of trust	111	195	—	195	300	—
	604	688	—	2,376	2,481	6
Commercial and industrial loans
(except those secured by real estate)	18	18	—	19	19	—
Consumer and other	—	—	—	21	21	1
	$1,857	$1,956	$—	$7,311	$7,431	$9

The following is a summary of average recorded investment in collateral dependent loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2023		March 31, 2022
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate
Owner occupied	$3,468	$16	$4,942	$31
Non-owner occupied	496	—	1,655	17
	3,964	16	6,597	48
Consumer real estate
Home equity lines	300	6	300	—
Secured by 1-4 family residential
First deed of trust	1,394	2	1,850	20
Second deed of trust	186	1	447	3
	1,880	9	2,597	23
Commercial and industrial loans
(except those secured by real estate)	54	1	190	—
	5,898	26	9,384	71

With an allowance recorded
Commercial real estate
Owner occupied	191	—	133	4
	191	—	133	4
Consumer real estate
Secured by 1-4 family residential
First deed of trust	86	—	147	2
Second deed of trust	8	—	40	—
	94	—	187	2

Consumer and other	16	—	—	—
	301	—	320	6

Total
Commercial real estate
Owner occupied	3,659	16	5,075	35
Non-owner occupied	496	—	1,655	17
	4,155	16	6,730	52
Consumer real estate
Home equity lines	300	6	300	—
Secured by 1-4 family residential,
First deed of trust	1,480	2	1,997	22
Second deed of trust	194	1	487	3
	1,974	9	2,784	25
Commercial and industrial loans
(except those secured by real estate)	54	1	190	—
Consumer and other	16	—	—	—
	$6,199	$26	$9,704	$77

Loan Modifications to Borrowers in Financial Difficulty

As part of its credit risk management, the Company may modify a loan agreement with a borrower experiencing financial difficulties through a refinancing or restructuring of the borrower’s loan agreement. There were no modified loans identified during the three months ended March 31, 2023.

Prior Period Troubled Debt Restructuring Disclosures

Prior to adopting the new accounting standard on loan modifications, the Company accounted for modifications of loans to borrowers experiencing financial difficulties as TDRs, when the modification resulted in a concession. The following discussion reflects loans that are considered TDRs prior to January 1, 2023.

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

There were no new TDRs identified for the period ended December 31, 2022.

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.  The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no defaults on TDRs that were modified as TDRs during the prior 12 month periods ended March 31, 2023 and 2022.

In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics by call report code. The Company’s forecast of estimated expected losses is based on a twelve-month forecast of the national rate of unemployment and external observations of historical loan losses. The Company uses the Federal Open Market Committee’s projection of unemployment for its reasonable and supportable forecasting of current expected credit losses. For the periods beyond the reasonable and supportable forecast period, projections of expected credit losses are based on a reversion to the long-run mean for the national unemployment rate. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: changes in lending policies and procedures including changes in underwriting standards, and collections, charge-offs, and recovery practices, changes in international, national, regional, and local conditions, changes in the nature and volume of the portfolio and terms of loans, changes in experience, depth, and ability of lending management, changes in the volume and severity of past due loans and other similar conditions, changes in the quality of the organization’s loan review system, changes in the value of underlying collateral for collateral dependent loans, the existence and effect of any concentrations of credit and changes in the levels of such concentrations, and the effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses.

Activity in the allowance for credit losses is as follows for the periods indicated (in thousands):

		Impact of	Provision for
	Beginning	adopting	(Recovery of)			Ending
	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance

Three Months Ended March 31, 2023
Construction and land development
Residential	$79	$3	$(31)	$—	$—	$51
Commercial	192	34	38	—	—	264
	271	37	7	—	—	315
Commercial real estate
Owner occupied	867	(475)	(1)	—	—	391
Non-owner occupied	1,289	192	(21)	—	—	1,460
Multifamily	33	7	—	—	—	40
Farmland	—	—	—	—	—	—
	2,189	(276)	(22)	—	—	1,891
Consumer real estate
Home equity lines	11	24	(2)	—	—	33
Secured by 1-4 family residential			—
First deed of trust	131	76	6	—	1	214
Second deed of trust	43	25	5	—	2	75
	185	125	9	—	3	322
Commercial and industrial loans
(except those secured by real estate)	576	1	(34)	—	6	549
Student loans	52	—	63	(3)	—	112
Consumer and other	37	(5)	2	—	—	34
Unallocated	60	(9)	(2)	—	—	49

	$3,370	$(127)	$23	$(3)	$9	$3,272

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended March 31, 2022
Construction and land development
Residential	$57	$(11)	$—	$—	$46
Commercial	229	(30)	—	—	199
	286	(41)	—	—	245
Commercial real estate
Owner occupied	833	59	—	—	892
Non-owner occupied	1,083	23	—	—	1,106
Multifamily	35	2	—	—	37
Farmland	2	—	—	—	2
	1,953	84	—	—	2,037
Consumer real estate
Home equity lines	12	(58)	—	58	12
Secured by 1-4 family residential
First deed of trust	123	(6)	—	1	118
Second deed of trust	47	(269)	—	302	80
	182	(333)	—	361	210
Commercial and industrial loans
(except those secured by real estate)	486	(68)	—	28	446
Student loans	65	7	(9)	—	63
Consumer and other	29	6	—	—	35
Unallocated	422	(55)	—	—	367

	$3,423	$(400)	$(9)	$389	$3,403

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2022
Construction and land development
Residential	$57	$22	$—	$—	$79
Commercial	229	(37)	—	—	192
	286	(15)	—	—	271
Commercial real estate
Owner occupied	833	34	—	—	867
Non-owner occupied	1,083	206	—	—	1,289
Multifamily	35	(2)	—	—	33
Farmland	2	(2)	—	—	—
	1,953	236	—	—	2,189
Consumer real estate
Home equity lines	12	(59)	—	58	11
Secured by 1-4 family residential
First deed of trust	123	3	—	5	131
Second deed of trust	47	(311)	(27)	334	43
	182	(367)	(27)	397	185
Commercial and industrial loans
(except those secured by real estate)	486	180	(157)	67	576
Student loans	65	18	(31)	—	52
Consumer and other	29	10	(2)	—	37
Unallocated	422	(362)	—	—	60

	$3,423	$(300)	$(217)	$464	$3,370

Loans are required to be measured at amortized costs and to be presented at the net amount expected to be collected. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities. Credit losses on available for sale debt securities are accounted for as an allowance for credit losses, which is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value and the amount expected to be collected on the financial assets. The allowance for credit losses on loans, available for sale debt securities and the reserve for unfunded commitments are established through a provision for credit losses charged against earnings. Amounts reported for the three months ended March 31, 2023 are in accordance with ASC 326, whereas amounts reported for periods prior to January 1, 2023 are presented in accordance with previously applicable GAAP.

The following table presents a breakdown of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Provision for credit losses:
Provision (recovery) for loans	$23	$(400)
Provision (recovery) for unfunded commitments	(23)	—
Total	$—	$(400)

On January 1, 2023, the Commercial Banking Segment adopted the CECL methodology for estimating credit losses, which resulted in an increase of $150,000 in the allowance for credit losses on January 1, 2023. The Allowance for Credit Losses included an allowance for credit losses on loans of $3.24 million and a reserve for unfunded commitments of $277,000.

As of March 31, 2023, the Allowance for Credit Losses was $3.53 million and included an allowance for credit losses on loans of $3.27 million and a reserve for unfunded commitments of $254,000.

The provision for credit for loans was driven by the increase in loan balances at March 31, 2023, while the recovery of credit losses for unfunded commitments was a result of the reduction in the total balance outstanding at March 31, 2023. The lack of an overall provision for credit losses was driven by stable local economic conditions and credit quality remaining strong. While higher inflation and the speed at which interest rates have been rising remain a risk to credit quality, we believe our current level of allowance for credit losses is sufficient.

The following information is presented prior to the adoption of ASC 326.

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

Loans were evaluated for credit losses as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Three Months Ended March 31, 2023
Construction and land development
Residential	$51	$—	$51	$6,259	$—	$6,259
Commercial	264	—	264	43,167	—	43,167
	315	—	315	49,426	—	49,426
Commercial real estate
Owner occupied	391	—	391	117,124	1,235	115,889
Non-owner occupied	1,460	—	1,460	152,810	—	152,810
Multifamily	40	—	40	11,585	—	11,585
Farmland	—	—	—	68	—	68
	1,891	—	1,891	281,587	1,235	280,352
Consumer real estate
Home equity lines	33	—	33	17,898	300	17,598
Secured by 1-4 family residential
First deed of trust	214	—	214	70,157	193	69,964
Second deed of trust	75	—	75	8,560	111	8,449
	322	—	322	96,615	604	96,011
Commercial and industrial loans
(except those secured by real estate)	549	—	549	87,728	18	87,710
Student loans	112	—	112	20,195	—	20,195
Consumer and other	83	—	83	4,267	—	4,267

	$3,272	$—	$3,272	$539,818	$1,857	$537,961

Year Ended December 31, 2022
Construction and land development
Residential	$79	$—	$79	$9,727	$—	$9,727
Commercial	192	—	192	35,400	—	35,400
	271	—	271	45,127	—	45,127
Commercial real estate
Owner occupied	867	2	865	119,643	4,583	115,060
Non-owner occupied	1,289	—	1,289	153,610	312	153,298
Multifamily	33	—	33	11,291	—	11,291
Farmland	—	—	—	73	—	73
	2,189	2	2,187	284,617	4,895	279,722
Consumer real estate
Home equity lines	11	—	11	18,421	300	18,121
Secured by 1-4 family residential			—
First deed of trust	131	6	125	67,495	1,881	65,614
Second deed of trust	43	—	43	7,764	195	7,569
	185	6	179	93,680	2,376	91,304
Commercial and industrial loans
(except those secured by real estate)	576	—	576	90,348	19	90,329
Student loans	52	—	52	20,617	—	20,617
Consumer and other	97	1	96	4,038	21	4,017

	$3,370	$9	$3,361	$538,427	$7,311	$531,116

Note 6 – Deposits

Deposits as of March 31, 2023 and December 31, 2022 were as follows (dollars in thousands):

	March 31, 2023		December 31, 2022
	Amount	%	Amount	%

Demand accounts	$254,039	41.1%	$255,236	40.9%
Interest checking accounts	80,265	13.0%	90,252	14.4%
Money market accounts	186,096	30.1%	179,036	28.6%
Savings accounts	51,015	8.3%	55,695	8.9%
Time deposits of $250,000 and over	7,595	1.2%	4,740	0.8%
Other time deposits	39,006	6.3%	39,784	6.4%

Total	$618,016	100.0%	$624,743	100.0%

Note 7 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $1,849,000 in FHLB stock at March 31, 2023 and $1,223,000 at December 31, 2022, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of commercial and 1-4 family residential loans and investment securities. The Company had FHLB advances of $35,000,000 and $20,000,000 at March 31, 2023 and December 31, 2021, respectively.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no borrowings against the lines at March 31, 2023 or December 31, 2022.

The Company’s unused lines of credit for future borrowings total approximately $44.4 million at March 31, 2023, which consists of $1.6 million available from the FHLB based on current pledged assets, $15 million on revolving bank line of credit, $2.8 million under secured federal funds agreements with third party financial institutions, and $25 million in repurchase lines of credit with third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank of Richmond or the FHLB above the current lendable collateral value.

Note 8 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a floating rate of interest indexed to the London InterBank Offered Rate (“LIBOR”) (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2023 was 7.18%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at March 31, 2023 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at March 31, 2023 was 6.43%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at March 31, 2023 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 9 – Subordinated Debt

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrued interest at a fixed rate of 6.50% for the first five years until March 21, 2023. The subordinated notes have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 3.73%) which adjusts and is also payable quarterly. The interest rate at March 31, 2023 was 8.73%. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. The carrying value of the notes totaled $5,700,000 and $5,692,000 at March 31, 2023 and December 31, 2022, respectively.

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

The following table summarizes option activity under the Company's stock incentive plans during the indicated periods:

	Three Months Ended March 31,
	2023				2022
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	14	$25.28	$9.76		734	$25.63	$9.76
Granted	—	—	—		—	—	—
Forfeited	—	—	—		—	—	—
Exercised	—	—	$—		—	—	—
Options outstanding, end of period	14	$25.28	$9.76	$—	734	$25.63	$9.76	$—
Options exercisable, end of period	14				734

During the three months ended March 31, 2023, we granted certain officers time-based restricted shares of common stock. The time-based restricted shares vest ratably over a three year period provided the officer is employed with the Company on the applicable vesting date.

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

The total number of shares underlying non-vested restricted stock was 26,152 and 23,800 at March 31, 2023 and 2022, respectively.  The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to non-vested share-based compensation arrangements granted under the stock incentive plan as of March 31, 2023 and 2022 was $883,400 and $792,900, respectively. The time-based unrecognized compensation of $536,300 is expected to be recognized over a weighted average period of 2.10 years. For the period ended March 31, 2023, there were no forfeitures, and there were 606 forfeitures of restricted stock and restricted stock units for the period ended March 31, 2022.

A summary of changes in the Company’s non-vested restricted stock and restricted stock unit awards for the three months ended March 31, 2023 follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair-Value	Value

December 31, 2022	28,296	$46.60	$1,556,280
Granted	370	52.00	20,350
Vested	(3,999)	30.45	(219,945)
Forfeited	—	—	—
Other (1)	1,485	29.00	81,675
March 31, 2023	26,152	$18.15	$1,438,360
(1)	Represents the incremental increase in shares that vested based on the restricted stock units vesting at the maximum potential value as opposed to the targeted value of the award.

Stock-based compensation expense was approximately $102,000 and $90,000 for the three months ended March 31, 2023 and 2022, respectively.

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

Collateral dependent: The Company does not record loans held for investment at fair value on a recurring basis. However, there are instances when a loan is considered collateral dependent and an allowance for credit losses is established. The Company measures expected credit losses based on the fair value of the collateral either through the operation of the collateral or the sale of the collateral to include estimated cost to sell. The Company maintains a valuation allowance to the extent that this measure of the collateral dependent loan is less than the recorded investment in the loan. The Company records the collateral dependent loan as a nonrecurring fair value measurement classified as Level 2. However, if based on management’s review, additional discounts to appraisals are required or if observable inputs are not available, the Company records the collateral dependent loan as a nonrecurring fair value measurement classified as Level 3.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (in thousands):

	Fair Value Measurement
	at March 31, 2023 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government Agencies	$61,701	$—	$61,701	$—
Mortgage-backed securities	61,090	—	61,090	—
Municipals	1,654	—	1,654	—
Subordinated debt	11,508	—	9,028	2,480
Loans held for sale	1,852	—	1,852	—
IRLC	472	—	472	—

Financial Liabilities - Recurring
Forward sales commitment	534	—	534	—

	Fair Value Measurement
	at December 31, 2022 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government Agencies	$60,902	$—	$60,902	$—
Mortgage-backed securities	60,560	—	60,560	—
Municipals	1,550		1,550
Subordinated debt	10,841	—	8,841	2,000
Loans held for sale	2,268	—	2,268	—
IRLC	142	—	142	—

Financial Liabilities - Recurring
Forward sales commitment	207	—	207	—

There were no Level 3 fair value measurements for financial instruments measured on a non-recurring basis at fair value at March 31, 2023 and December 31, 2022.

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

		March 31,		December 31,
		2023		2022
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial assets
Cash	Level 1	$8,087	$8,087	$12,062	$12,062
Cash equivalents	Level 2	16,047	16,047	4,616	4,616
Investment securities available for sale	Level 2	133,473	133,473	131,853	131,853
Investment securities available for sale	Level 3	2,480	2,480	2,000	2,000
Federal Home Loan Bank stock	Level 2	1,849	1,849	1,223	1,223
Loans held for sale	Level 2	1,852	1,852	2,268	2,268
Loans	Level 3	539,818	518,267	538,427	521,150
Bank owned life insurance	Level 2	12,866	12,866	12,798	12,798
Accrued interest receivable	Level 2	3,574	3,574	3,651	3,651
Interest rate lock commitments	Level 2	472	472	142	142

Financial liabilities
Deposits	Level 2	618,016	618,042	624,743	625,037
FHLB borrowings	Level 2	35,000	34,935	20,000	20,000
Trust preferred securities	Level 2	8,764	9,063	8,764	7,066
Other borrowings	Level 2	5,700	5,700	5,692	5,692
Accrued interest payable	Level 2	212	212	70	70
Forward sales commitment	Level 2	534	534	207	207

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

The following table presents segment information as of and for the three months ended March 31, 2023 and 2022 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended March 31, 2023

Revenues
Interest income	$7,543	$40	$—	$7,583
Gain on sale of loans	—	611	—	611
Other revenues	778	70	(16)	832
Total revenues	8,321	721	(16)	9,026

Expenses
Provision for credit losses	—	—	—	—
Interest expense	1,218	—	—	1,218
Salaries and benefits	2,742	706	—	3,448
Commissions	—	187	—	187
Other expenses	2,094	230	(16)	2,308
Total operating expenses	6,054	1,123	(16)	7,161

Income (loss) before income taxes	2,267	(402)	—	1,865
Income tax expense (benefit)	409	(84)	—	325
Net income (benefit)	$1,858	$(318)	$—	$1,540

Total assets	$749,402	$17,878	$(32,483)	$734,797

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended March 31, 2022

Revenues
Interest income	$6,225	$43	$—	$6,268
Gain on sale of loans	—	1,211	—	1,211
Other revenues	794	150	(72)	872
Total revenues	7,019	1,404	(72)	8,351

Expenses
Recovery of provision for loan losses	(400)	—	—	(400)
Interest expense	407	—	—	407
Salaries and benefits	2,645	879	—	3,524
Commissions	—	455	—	455
Other expenses	1,908	322	(72)	2,158
Total operating expenses	4,560	1,656	(72)	6,144

Income before income taxes	2,459	(252)	—	2,207
Income tax expense	460	(53)	—	407
Net income	$1,999	$(199)	$—	$1,800

Total assets	$774,042	$18,556	$(28,181)	$764,417

Note 13 – Shareholders’ Equity and Regulatory Matters

Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred tax benefits of $2,498,000 and $2,892,000 as of March 31, 2023 and December 31, 2022, respectively (in thousands):

	March 31,	December 31,
	2023	2022

Net unrealized losses on securities	$(9,380)	$(10,862)
Net unrecognized losses on defined benefit plan	(17)	(19)
Total accumulated other comprehensive loss	$(9,397)	$(10,881)

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

The Basel III Capital Rules require banks to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).  The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of March 31, 2023, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950.  To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%.  As of March 31, 2023, the Bank exceeded the minimum ratios to be classified as well capitalized.

On September 17, 2019, the federal bank regulators issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion of assets, like the Company and the Bank, to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). The Bank elected not to opt into the CBLR framework as of March 31, 2023 and December 31, 2022.

The capital amounts and ratios at March 31, 2023 and December 31, 2022 for the Bank are presented in the table below (dollars in thousands):

			Minimum Capital
			Requirements
	Actual		Including Conservation Buffer (1)		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2023
Total capital (to risk- weighted assets) Village Bank	$86,394	15.14%	$59,923	10.50%	$57,070	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	82,868	14.52%	48,509	8.50%	45,656	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	82,868	11.27%	29,420	4.00%	36,775	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	82,868	14.52%	39,949	7.00%	37,095	6.50%

December 31, 2022
Total capital (to risk- weighted assets) Village Bank	$84,982	14.81%	$60,267	10.50%	$57,398	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	81,612	14.22%	48,788	8.50%	45,918	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	81,612	10.95%	29,805	4.00%	37,256	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	81,612	14.22%	40,178	7.00%	37,308	6.50%

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

At March 31, 2023 and December 31, 2022, the Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	March 31,	December 31,
	2023	2022

Undisbursed credit lines	$119,405	$119,454
Commitments to extend or originate credit	16,596	9,899
Standby letters of credit	917	922

Total commitments to extend credit	$136,918	$130,275

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

Note 15 – Mortgage Banking and Derivatives

Loans held for sale. The Company, through the Bank’s mortgage banking subsidiary, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. The Company’s portfolio of loans held for sale (“LHFS”) is accounted for in accordance with ASC 820 - Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business and totaled $1.9 million as of March 31, 2023, of which $1.8 million is related to unpaid principal, and totaled $2.3 million as of December 31, 2022, of which $2.2 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments. The Company, through the Bank’s mortgage banking subsidiary, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation.  The Company determines the fair value of IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at March 31, 2023, and totaled $472,000, with a notional amount of $16.6 million and total positions of 53, and was reported in “Other Assets” at December 31, 2022, and totaled $142,000 with a notional amount of $9.9 million and total positions of 31. Changes in fair value are recorded as a component of mortgage banking income, net in the Consolidated Income Statement for the period ended March

31, 2023 and 2022. The Company’s IRLCs are classified as Level 2. At March 31, 2023 and December 31, 2022, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b).  The fair value of forward sales commitments is reported in “Other Liabilities” in the Consolidated Balance Sheet at March 31, 2023, and totaled $534,000 with a notional amount of $18.4 million and total positions of 61 and was reported in “Other Liabilities” at December 31, 2022, and totaled $207,000, with a notional amount of $12.1 million and total positions of 38.

Note 16 Recent Accounting Pronouncements

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (‘LIBOR”) would cease being published. In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of LIBOR to June 30, 2023.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution about forward-looking statements

In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include statements regarding profitability, liquidity, allowance for credit losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

●	changes in assumptions underlying the establishment of allowances for credit losses, and other estimates;
●	the risks of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
●	the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s or banking industry’s reputation becomes damaged;
●	the effects of future economic, business and market conditions;
●	legislative and regulatory changes, including the Dodd-Frank Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverages;
●	our inability to maintain our regulatory capital position;
●	the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions despite security measures implemented by the Company;
●	changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, soundness of other financial institutions with which we do business;
●	risks inherent in making loans such as repayment risks and fluctuating collateral values;
●	changes in operations of the Mortgage Company as a result of the activity in the residential real estate market;
●	exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;
●	governmental monetary and fiscal policies;
●	geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
●	changes in accounting policies, rules and practices;
●	reliance on our management team, including our ability to attract and retain key personnel;
●	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
●	demand, development and acceptance of new products and services;
●	problems with technology utilized by us;
●	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events;
●	the impact of the COVID-19 pandemic, including the adverse impact on our business and operations and on our customers;
●	changing trends in customer profiles and behavior; and
●	other factors described from time to time in our reports filed with the SEC.

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

Although we endeavor to minimize the credit risk inherent in the Company’s loan portfolio, we must necessarily make various assumptions and judgments about the collectability of the loan portfolio based on our experience and evaluation of economic conditions. If such assumptions or judgments prove to be incorrect, the current allowance for credit losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income.

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at March 31, 2023 and December 31, 2022 and the results of operations for the Company for the three months ended March 31, 2023 and 2022. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended March 31, 2023, the Company had net income of $1,540,000, or $1.04 per fully diluted share, compared to net income of $1,800,000, or $1.24 per fully diluted share, for the same period in 2022.

On January 1, 2023, the Commercial Banking Segment adopted the CECL methodology for estimating credit losses, which resulted in an increase of $150,000 in the Allowance for Credit Losses on January 1, 2023 to $3.52 million. The Allowance for Credit Losses included an allowance for credit losses on loans of $3.24 million and a reserve for unfunded commitments of $277,000.

As of March 31, 2023, the Allowance for Credit Losses was $3.53 million and included an allowance for credit losses on loans of $3.27 million and a reserve for unfunded commitments of $254,000.

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

	For the Three Months Ended March 31,
	2023	2022	Change

	(dollars in thousands)
Average interest-earning assets	$681,553	$707,429	$(25,876)
Interest income	$7,583	$6,268	$1,315
Yield on interest-earning assets	4.51%	3.59%	0.92%
Average interest-bearing liabilities	$406,015	$407,970	$(1,955)
Interest expense	$1,218	$407	$811
Cost of interest-bearing liabilities	1.22%	0.40%	0.82%
Net interest income	$6,365	$5,861	$504
Net interest margin	3.79%	3.36%	0.43%

The following are variances of note for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

●NIM increased by 43 basis points to 3.79% for the three months ended March 31, 2023 compared to 3.36% for the three months ended March 31, 2022. The increase was driven by the following:
o	The yield on average earning assets increased by 92 basis points, 4.51% for the three months ended March 31, 2023 vs. 3.59% for the three months ended March 31, 2022. The increase in our yield on earning assets continues to be a result of improvement in our earning asset mix as well as the impact of the rise in interest rates during 2022 and 2023.
o	Total U.S. Small Business Administration Paycheck Protection Program (“PPP”) income recorded was $1,800 for the three months ended March 31, 2023 compared to $540,000 for the three months ended March 31, 2022.
o	The cost of interest bearing liabilities increased by 82 basis points to 1.22% for the three months ended March 31, 2023 compared to 0.40% for the three months ended March 31, 2022. The increase in our cost of funds was driven by an increase in the rate paid on variable rate debt, increased borrowings to supplement the deposit outflow experienced at the end of 2022 as well as the slight decrease during the three months ended March 31, 2023, and market pressure on rates on deposit products. Borrowings increased by approximately $35 million from the three months ended March 31, 2022, with a weighted average cost of 4.87% during the three months ended March 31, 2023. The rate paid on money market deposit accounts increased by 78 basis points to 1.00% at March 31, 2023 compared to 0.22% at March 31, 2022.

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

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
		Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$86,007	$1,218	5.74%	$93,511	$1,159	5.03%
Real estate - residential	95,272	1,296	5.52%	91,269	1,071	4.76%
Real estate - commercial	282,952	3,180	4.56%	262,212	2,887	4.47%
Real estate - construction	48,065	623	5.26%	45,388	407	3.64%
Student loans	20,482	339	6.71%	25,511	237	3.77%
Consumer	4,068	66	6.58%	3,291	44	5.42%
Loans net of deferred fees	$536,846	$6,722	5.08%	$521,182	$5,805	4.52%
Loans held for sale	2,553	40	6.35%	5,007	43	3.48%
Investment securities	135,011	727	2.18%	109,600	394	1.46%
Federal funds and other	7,143	94	5.34%	71,640	26	0.15%
Total interest earning assets	681,553	7,583	4.51%	707,429	6,268	3.59%
Allowance for loan losses	(3,253)			(3,738)
Cash and due from banks	11,263			14,979
Premises and equipment, net	11,778			11,789
Other assets	23,127			21,319
Total assets	$724,468			$751,778

Interest bearing deposits
Interest checking	84,262	62	0.30%	85,657	26	0.12%
Money market	180,020	446	1.00%	191,441	104	0.22%
Savings	49,473	19	0.16%	50,297	19	0.15%
Certificates	47,986	97	0.82%	66,148	114	0.70%
Total deposits	361,741	624	0.70%	393,543	263	0.27%
Borrowings
Long-term debt - trust
preferred securities	8,786	140	6.46%	8,764	43	1.99%
FHLB advances	29,500	347	4.77%	—	—	—
Subordinated debt, net	5,695	104	7.41%	5,663	101	7.23%
Other borrowings	293	3	4.15%	—	—	—%
Total interest bearing liabilities	406,015	1,218	1.22%	407,970	407	0.40%
Noninterest bearing deposits	252,647			274,830		0.04%
Other liabilities	3,133			5,401
Total liabilities	661,795			688,201
Equity capital	62,673			63,577
Total liabilities and capital	$724,468			$751,778

Net interest income before provision for loan losses		$6,365			$5,861
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.29%			3.19%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.79%			3.36%

Provision for (recovery of) Credit losses

On January 1, 2023, the Commercial Banking Segment adopted the CECL methodology for estimating credit losses, which resulted in an increase of $150,000 in the allowance for credit losses on January 1, 2023. The Allowance for Credit Losses included an allowance for credit losses on loans of $3.24 million and a reserve for unfunded commitments of $277,000.

As of March 31, 2023, the Allowance for Credit Losses was $3.53 million and included an allowance for credit losses on loans of $3.27 million and a reserve for unfunded commitments of $254,000.

The Company is utilizing a third-party model to tabulate its estimate of current expected credit losses, using a WARM methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics by call report code. The Company primarily utilizes the short-term natural rate of unemployment forecast based on the Federal Open Market Committee’s projection of unemployment for its reasonable and supportable forecasting of current expected credit losses. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: changes in lending policies and procedures including changes in underwriting standards, and collections, charge-offs, and recovery practices, changes in international, national, regional, and local conditions, changes in the nature and volume of the portfolio and terms of loans, changes in experience, depth, and ability of lending management, changes in the volume and severity of past due loans and other similar conditions, changes in the quality of the organization’s loan review system, changes in the value of underlying collateral for collateral dependent loans, the existence and effect of any concentrations of credit and changes in the levels of such concentrations, and the effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses.

The provision for credit for loans was driven by the increase in loan balances at March 31, 2023, while the recovery of credit losses for unfunded commitments was a result of the reduction in the total balance outstanding at March 31, 2023. The lack of an overall provision for credit losses was driven by stable local economic conditions and credit quality remaining strong. While higher inflation and the speed at which interest rates have been rising remain a risk to credit quality, we believe our current level of allowance for credit losses is sufficient.

The following information is presented prior to the adoption of ASC 326.

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

For more financial data and other information about the allowance for credit losses refer to section, “Balance Sheet Analysis” under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 5 “Loans and allowance for credit losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, mortgage banking income, net, and gains and losses on securities available for sale. The most significant noninterest income item has historically been mortgage banking income, net, representing 38% and 54% for the three month periods ended March 31, 2023 and 2022, respectively.  Service charges and fees represent 53% and 38% of net interest income for the three month periods ended March 31, 2023 and 2022, respectively.

	For the Three Months Ended
	March 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Service charges and fees	$669	$619	$50	8.1%
Mortgage banking income, net	478	878	(400)	(45.6)%
Other	109	131	(22)	(16.8)%
Total noninterest income	$1,256	$1,628	$(372)	(22.9)%

The decrease in noninterest income of $372,000 for the three months ended March 31, 2023, was primarily the result of the $400,000 decrease in mortgage banking income, net, which is a result of decreased loan originations and sales compared to the prior year due the sharp rise in mortgage rates during 2022 and the historically low inventory of homes for sale, and compressed gain on sale margins during the three months ended March 31, 2023. As a result of the sharp drop in origination volume, the Mortgage Banking Segment took steps in 2022 to right size its expense structure to minimize the impact to earnings going forward.

Noninterest expense

	For the Three Months Ended
	March 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Salaries and benefits	$3,448	$3,524	$(76)	(2.2)%
Occupancy	311	331	(20)	(6.0)%
Equipment	285	288	(3)	(1.0)%
Supplies	49	38	11	28.9%
Professional and outside services	813	725	88	12.1%
Advertising and marketing	110	112	(2)	(1.8)%
FDIC insurance premium	50	58	(8)	(13.8)%
Other operating expense	690	606	84	13.9%
Total noninterest expense	$5,756	$5,682	$74	1.3%

The increase in noninterest expense of $74,000 for the three months ended March 31, 2023, was the result of the following:

●The $76,000 decrease in salaries and benefits expense was driven primarily by lower expenses related to the decreased mortgage production for the three months ended March 31, 2023.
●Professional and outside expense increased by $88,000 as a result of increased costs associated data processing and the rollout of our updated online and mobile banking platform during the latter half of 2022.
●Other operating expense increased $84,000 primarily as a result of an increase in check and card fraud during the three months ended March 31, 2023.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent difference and available tax credits. Income tax expense for the three months ended March 31, 2023 was $325,000 resulting in an effective tax rate of 17.4% compared to $407,000 and 18.4%, respectively, for the same period in 2022. The decrease in the effective tax rate was primarily related to an increase in the tax credit received related to state taxes attributed to the Company and the Mortgage Banking Segment. The Bank is not subject to Virginia income taxes, and instead is subject to a franchise tax based on bank capital.

Balance Sheet Analysis

Investment securities

At March 31, 2023 and December 31, 2022, all of our investment securities were classified as available for sale.

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

Approximately 79.2% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. Approximately 3.7% of the loan portfolio consists of rehabilitated student loans purchased by the Bank from 2014 to 2017 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 16.3% of all loans.  Loans in this category are typically made to individuals and small and medium-sized businesses, and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property.  The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.  The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

Loans classified by type as of March 31, 2023 and December 31, 2022 are as follows (dollars in thousands):

	March 31, 2023		December 31, 2022
	Amount	%	Amount	%
Construction and land development
Residential	$6,259	1.16%	$9,727	1.81%
Commercial	43,167	8.00%	35,400	6.57%
	49,426	9.16%	45,127	8.38%
Commercial real estate
Owner occupied	117,124	21.70%	119,643	22.22%
Non-owner occupied	152,810	28.31%	153,610	28.53%
Multifamily	11,585	2.14%	11,291	2.10%
Farmland	68	0.01%	73	0.01%
	281,587	52.16%	284,617	52.86%
Consumer real estate
Home equity lines	17,898	3.32%	18,421	3.42%
Secured by 1-4 family residential,
First deed of trust	70,157	13.00%	67,495	12.54%
Second deed of trust	8,560	1.58%	7,764	1.44%
	96,615	17.90%	93,680	17.40%
Commercial and industrial loans
(except those secured by real estate)	87,728	16.25%	90,348	16.78%
Guaranteed student loans	20,195	3.74%	20,617	3.83%
Consumer and other	4,267	0.79%	4,038	0.75%

Total loans	539,818	100.00%	538,427	100.00%
Deferred fees and costs, net	647		588
Less: allowance for loan losses	(3,272)		(3,370)
	$537,193		$535,645

For more financial data and other information about loans refer to Note 5 “Loans and allowance for credit losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Allowance for Credit losses

On January 1, 2023, the Commercial Banking Segment adopted the CECL methodology for estimating credit losses, which resulted in an increase of $150,000 in the Allowance for Credit Losses on January 1, 2023 to $3.52 million. The Allowance for Credit Losses included an allowance for credit losses on loans of $3.24 million and a reserve for unfunded commitments of $277,000.

As of March 31, 2023, the Allowance for Credit Losses was $3.53 million and included an allowance for credit losses on loans of $3.27 million and a reserve for unfunded commitments of $254,000.

We monitor and maintain an allowance for credit losses to absorb current expected loss in the loan portfolio. The following table presents the loan loss experience for the dates indicated (dollars in thousands).

		Impact of	Provision for					Ratio of Net
	Beginning	adopting	(Recovery of)			Ending	Average	Charge-offs to
	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance	Loans	Average Loans
Three Months Ended March 31, 2023
Construction and land development
Residential	$79	$3	$(31)	$—	$—	$51	$8,065	—%
Commercial	192	34	38	—	—	264	40,000	—%
	271	37	7	—	—	315	48,065	—%
Commercial real estate
Owner occupied	867	(475)	(1)	—	—	391	118,143	—%
Non-owner occupied	1,289	192	(21)	—	—	1,460	153,154	—%
Multifamily	33	7	—	—	—	40	11,585	—%
Farmland	—	—	—	—	—	—	70	—%
	2,189	(276)	(22)	—	—	1,891	282,952	(0.01)%
Consumer real estate
Home equity lines	11	24	(2)	—	—	33	18,556	—%
Secured by 1-4 family residential
First deed of trust	131	76	6	—	1	214	68,019	0.00%
Second deed of trust	43	25	5	—	2	75	8,697	0.02%
	185	125	9	—	3	322	95,272	0.01%
Commercial and industrial loans
(except those secured by real estate)	576	1	(34)	—	6	549	86,007	0.01%
Student loans	52	—	63	(3)	—	112	20,482	(0.01)%
Consumer and other	37	(5)	2	—	—	34	4,068	—%
Unallocated	60	(9)	(2)	—	—	49	—	—%

	$3,370	(127)	$23	$(3)	$9	$3,272	536,846	0.00%

The following table summarizes the activity in the Allowance for Loan and Lease Losses prior to the adoption of ASC 326 (dollars in thousands).

		Provision for					Ratio of Net
	Beginning	(Recovery of)			Ending	Average	Charge-offs to
	Balance	Credit Losses	Charge-offs	Recoveries	Balance	Loans	Average Loans
Year Ended December 31, 2022
Construction and land development
Residential	$57	$22	$—	$—	$79	$7,269	—%
Commercial	229	(37)	—	—	192	33,767	—%
	286	(15)	—	—	271	41,036	—%
Commercial real estate
Owner occupied	833	34	—	—	867	121,507	—%
Non-owner occupied	1,083	206	—	—	1,289	143,941	—%
Multifamily	35	(2)	—	—	33	13,409	—%
Farmland	2	(2)	—	—	—	656	—%
	1,953	236	—	—	2,189	279,513	—%
Consumer real estate
Home equity lines	12	(59)	—	58	11	19,371	0.30%
Secured by 1-4 family residential
First deed of trust	123	3	—	5	131	62,214	0.01%
Second deed of trust	47	(311)	(27)	334	43	10,044	3.06%
	182	(367)	(27)	397	185	91,629	0.40%
Commercial and industrial loans
(except those secured by real estate)	486	180	(157)	67	576	87,882	(0.10)%
Student loans	65	18	(31)	—	52	23,601	(0.13)%
Consumer and other	29	10	(2)	—	37	3,709	(0.05)%
Unallocated	422	(362)	—	—	60	—	—%

	$3,423	$(300)	$(217)	$464	$3,370	$527,370	0.05%

For more financial data and other information about loans refer to Note 5 “Loans and allowance for credit losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2023	2022
Nonaccrual loans	$589	$654
Foreclosed properties	—	—
Total nonperforming assets	$589	$654

Restructured loans (not included in nonaccrual loans above)	$4,956	$5,088

Loans past due 90 days and still accruing (1)	$1,871	$1,725

Nonaccrual loans to total loans (2)	0.11%	0.12%

Nonperforming assets to loans (2)	0.11%	0.12%

Nonperforming assets to total assets	0.08%	0.09%

Allowance for loan losses to
Loans, net of deferred fees and costs	0.61%	0.63%
Loans, net of deferred fees and costs (excluding guaranteed loans)	0.63%	0.65%
Nonaccrual loans	555.52%	515.29%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

Nonperforming assets totaled $589,000 at March 31, 2023 compared to $654,000 at December 31, 2022.  Nonperforming assets, consisting solely of nonaccrual loans, totaled $589,000 at March 31, 2023, compared to $654,000 at December 31, 2022.

The following table presents an analysis of the changes in nonperforming assets for the three months ended March 31, 2023 (in thousands):

	Nonaccrual
	Loans	OREO	Total
Balance December 31, 2022	$654	$—	$654
Additions	—	—	—
Loans placed back on accrual	—	—	—
Repayments	(65)	—	(65)
Charge-offs	—	—	—
Balance March 31, 2023	$589	$—	$589

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

There were no individual allowances associated with the total nonaccrual loans of $589,000 and $654,000 at March 31, 2023 and December 31, 2022, respectively, that were considered individually evaluated.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $80,000 and $88,000 for the three months ended March 31, 2023 and 2022, respectively. Student loans totaling $1,871,000 and $1,725,000 at March 31, 2023 and December 31, 2022, respectively, were past due 90 days or more and interest was still being accrued as principal and interest on such loans have a 98% guarantee by the DOE.  The 2% not covered by the DOE guarantee is provided for in the allowance for credit losses.

Deposits

Deposits as of March 31, 2023 and December 31, 2022 were as follows (dollars in thousands):

	March 31, 2023		December 31, 2022
	Amount	%	Amount	%
Demand accounts	$254,039	41.1%	$255,236	40.9%
Interest checking accounts	80,265	13.0%	90,252	14.4%
Money market accounts	186,096	30.1%	179,036	28.7%
Savings accounts	51,015	8.3%	55,695	8.9%
Time deposits of $250,000 and over	7,595	1.2%	4,740	0.8%
Other time deposits	39,006	6.3%	39,784	6.3%
Total	$618,016	100.0%	$624,743	100.0%

Total deposits decreased by $6,727,000, or 1.08%, from December 31, 2022. Variances of note are as follows:

●Noninterest bearing demand account balances decreased $1,197,000 from December 31, 2022 and represented 41.1% of total deposits compared to 40.9% as of December 31, 2022. The decrease in noninterest bearing demand accounts was driven by a combination of consumers and businesses drawing down balances due to increased pressure from high inflation as well as investing in higher yielding products.
●Low cost relationship deposits (i.e. interest checking, money market, and savings) balances decreased $7,607,000, or 2.3%, from December 31, 2022. The decrease in these accounts is primarily driven by the same combination of factors as the noninterest bearing demand accounts.
●Time deposits increased by $2,077, or 4.66%, from December 31, 2022. The increase in time deposits during the three months ended March 31, 2023 was driven by an effort to lock in accounts at lower rates to offset the impact of rising interest expense on the money market demand accounts.

The following table presents the average deposits balance and average rate paid for the dates indicated (dollars in thousands).

	Average Balance		Average Cost Rate

	March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022
Noninterest bearing deposits	$252,647	$276,742
Interest checking	84,262	87,423	0.30%	0.12%
Money market	180,020	192,626	1.00%	0.27%
Savings	49,473	51,077	0.16%	0.15%
Certificates
Less than $250,000	42,189	53,488	0.81%	0.61%
$250,000 or more	5,797	5,964	0.84%	0.69%
Total interest bearing deposits	361,741	390,578	0.70%	0.28%
Total deposits	$614,388	$667,320	0.41%	0.16%

The following table presents (in thousands) the scheduled maturities of time deposits greater than $250,000 which is the maximum FDIC insurance limit.

	March 31,	December 31,
	2023	2022
Months to maturity:
Three or less	$1,095	$480
Over three through six	2,080	1,093
Over six through twelve	2,500	2,630
Over twelve	1,920	537
Total	$7,595	$4,740

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

Capital resources

Shareholders’ equity at March 31, 2023 was $63,881,000 compared to $61,111,000 at December 31, 2022. The $2,770,000 increase in shareholders’ equity during the three months ended March 31, 2023 is due to net income of $1,540,000 and the $1,484,000 decrease in accumulated other comprehensive loss associated with the unrealized holding losses arising in the available for sale investment securities portfolio during the period, which were the result of the movement in interest rates during the three months ended March 31, 2023.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2023	2022
Tier 1 capital
Total bank equity capital	$73,471	$70,731
Net unrealized loss on available-for-sale securities	9,380	10,862
Defined benefit postretirement plan	17	19
Total Tier 1 capital	82,868	81,612

Tier 2 capital
Allowance for loan losses	3,526	3,370
Tier 2 capital deduction	—	—
Total Tier 2 capital	3,526	3,370

Total risk-based capital	86,394	84,982

Risk-weighted assets	$570,696	$573,976

Average assets	$735,504	$745,120

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	11.27%	10.95%
Common equity tier 1 capital ratio (CET 1)	14.52%	14.22%
Tier 1 capital to risk-weighted assets	14.52%	14.22%
Total capital to risk-weighted assets	15.14%	14.81%
Equity to total assets	10.01%	9.78%

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

At March 31, 2023, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $160,087,000, or 21.79% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

At March 31, 2023, the Company had approximately $190.0 million in uninsured deposits, which represents 30.73% of total deposits. Total liquidity sources at March 31, 2023 total $180.0 million, or 94.73% of uninsured deposits.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds lines of credit with correspondent banks totaling $17.8 million for which there were no borrowings against the lines at March 31, 2023 and December 31, 2022.

We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2023 was $1.6 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets, or which would result in a total remaining credit availability of $145.8 million as of March 31, 2023.

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At March 31, 2023, we had commitments to originate $136,918,000 of loans. Fixed commitments to incur capital expenditures were less than $100,000 at March 31, 2023. Certificates of deposit scheduled to mature in the 12-month period ending March 31, 2024 totaled $29,838,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2023. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The Company adopted Financial Accounting Standards Board Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and related updates, as described further in Note 1 to the consolidated interim financial statements, effective January 1, 2023. Related to the adoption of these new accounting standards, the Company modified certain internal controls and designed and implemented certain new internal controls over the measurement of the allowance for credit losses on loans and the reserve for unfunded commitments and related disclosures. New internal controls related primarily to the modeling of expected credit losses on loans, including controls over critical data and other inputs and model results. There were no other changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the course of its operations, the Company may become a party to legal proceedings. There are no material pending legal proceedings to which the Company is party or of which the property of the Company is subject.

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 20, 2023.

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

101

The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed

Consolidated Financial Statements.

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date:	May 12, 2023	By:	/s/ James E. Hendricks, Jr.
James E. Hendricks, Jr.
President and Chief Executive Officer

Date:	May 12, 2023	By:	/s/ Donald M. Kaloski, Jr.
Donald M. Kaloski, Jr.
Executive Vice President and Chief Financial Officer