Form 10-Q
period 2023-06-30
Village Bank & Trust Financial Corp.
filed 2023-08-11
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

1,485,813 shares of common stock, $4.00 par value, outstanding as of July 31, 2023

Village Bank and Trust Financial Corp.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Balance Sheets June 30, 2023 (Unaudited) and December 31, 2022*

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$12,881	$12,062
Federal funds sold	13,101	4,616
Total cash and cash equivalents	25,982	16,678
Investment securities available for sale, at fair value	132,235	133,853
Restricted stock, at cost	2,606	1,564
Loans held for sale	6,887	2,268
Loans
Outstandings	556,170	538,427
Allowance for credit losses	(3,256)	(3,370)
Deferred costs, net	746	588
Total loans, net	553,660	535,645
Premises and equipment, net	11,890	11,748
Bank owned life insurance	12,947	12,798
Accrued interest receivable	3,482	3,651
Other assets	4,966	5,065
Total Assets	$754,655	$723,270

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing demand	$249,059	$255,236
Interest bearing	379,323	369,507
Total deposits	628,382	624,743
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,700	5,692
Federal Home Loan Bank advances	45,000	20,000
Accrued interest payable	270	70
Other liabilities	2,525	2,890
Total liabilities	690,641	662,159

Shareholders’ equity
Common stock, $4 par value, 10,000,000 shares authorized; 1,485,813 shares issued and outstanding at June 30, 2023 and 1,482,790 shares issued and outstanding at December 31, 2022	5,883	5,868
Additional paid-in capital	55,420	55,167
Retained earnings	13,142	10,957
Stock in directors rabbi trust	(467)	(689)
Directors deferred fees obligation	467	689
Accumulated other comprehensive loss	(10,431)	(10,881)
Total shareholders’ equity	64,014	61,111

Total liabilities and shareholders' equity	$754,655	$723,270

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Income Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income
Loans	$7,266	$6,042	$14,029	$11,891
Investment securities	719	583	1,446	977
Federal funds sold	114	106	207	131
Total interest income	8,099	6,731	15,682	12,999

Interest expense
Deposits	1,186	252	1,810	515
Borrowed funds	789	158	1,383	303
Total interest expense	1,975	410	3,193	818

Net interest income	6,124	6,321	12,489	12,181
Provision for (recovery of) credit losses	—	—	—	(400)
Net interest income after provision for (recovery of) credit losses	6,124	6,321	12,489	12,581

Noninterest income
Service charges and fees	711	671	1,380	1,290
Mortgage banking income, net	386	1,090	864	1,969
Gain on sale of Small Business Administration loans	—	79	—	79
Other	124	98	234	229
Total noninterest income	1,221	1,938	2,478	3,567

Noninterest expense
Salaries and benefits	3,415	3,423	6,863	6,947
Occupancy	307	284	618	614
Equipment	280	270	565	558
Supplies	35	36	84	74
Professional and outside services	838	738	1,651	1,463
Advertising and marketing	140	92	251	204
FDIC insurance premium	84	64	134	123
Other operating expense	733	607	1,423	1,213
Total noninterest expense	5,832	5,514	11,589	11,196

Income before income tax expense	1,513	2,745	3,378	4,952
Income tax expense	274	555	599	962

Net income	$1,239	$2,190	$2,779	$3,990

Earnings per share, basic	$0.83	$1.48	$1.87	$2.71
Earnings per share, diluted	$0.83	$1.48	$1.87	$2.70

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Comprehensive Income (Loss) Three and Six Months ended June 30, 2023 and 2022

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$1,239	$2,190	$2,779	$3,990
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	(1,312)	(4,471)	564	(9,037)
Tax effect	276	939	(118)	1,898
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	(1,036)	(3,532)	446	(7,139)

Minimum pension adjustment	3	3	6	6
Tax effect	(1)	(1)	(2)	(2)
Minimum pension adjustment, net of tax	2	2	4	4

Total other comprehensive income (loss)	(1,034)	(3,530)	450	(7,135)

Total comprehensive income (loss)	$205	$(1,340)	$3,229	$(3,145)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Shareholders' Equity Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

(In thousands)

	Three Months Ended June 30, 2023

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, March 31, 2023	$5,881	55,256	$12,141	$(595)	$595	$(9,397)	$63,881
Restricted stock redemption	—	—	—	128	(128)	—	—
Vesting of restricted stock	2	(2)	—	—	—	—	—
Stock based compensation	—	166	—	—	—	—	166
Cash dividend declared ($0.16 per share)	—	—	(238)	—	—	—	(238)
Net income	—	—	1,239	—	—	—	1,239
Other comprehensive loss	—	—	—	—	—	(1,034)	(1,034)
Balance, June 30, 2023	$5,883	$55,420	$13,142	$(467)	$467	$(10,431)	$64,014

	Three Months Ended June 30, 2022

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Loss	Total

Balance, March 31, 2022	$5,835	$54,891	$5,103	$(689)	$689	$(4,349)	$61,480
Vesting of restricted stock	2	(2)	—	—	—	—	—
Stock based compensation	—	120	—	—	—	—	120
Cash dividend declared ($0.14 per share)	—	—	(207)	—	—	—	(207)
Net income	—	—	2,190	—	—	—	2,190
Other comprehensive loss	—	—	—	—	—	(3,530)	(3,530)
Balance, June 30, 2022	$5,837	$55,009	$7,086	$(689)	$689	$(7,879)	$60,053

	Six Months Ended June 30, 2023

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, December 31, 2022	$5,868	$55,167	$10,957	$(689)	$689	$(10,881)	$61,111
Restricted stock redemption	—	—	—	222	(222)	—	—
Vesting of restricted stock	15	(15)	—	—	—	—	—
Stock based compensation	—	268	—	—	—	—	268
Cash dividend declared ($0.32 per share)	—	—	(475)				(475)
Impact of adoption of ASC 326	—	—	(119)	—	—	—	(119)
Net income	—	—	2,779	—	—	—	2,779
Other comprehensive income	—	—	—	—	—	450	450
Balance, June 30, 2023	$5,883	$55,420	$13,142	$(467)	$467	$(10,431)	$64,014

	Six Months Ended June 30, 2022

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, December 31, 2021	$5,822	$54,814	$3,509	$(730)	$730	$(744)	$63,401
Vesting of restricted stock	14	(14)	—	41	(41)	—	—
Exercise of stock options	1	(1)	—	—	—	—	—
Stock based compensation	—	210	—	—	—	—	210
Cash dividend declared ($0.28 per share)	—	—	(413)	—	—	—	(413)
Net income	—	—	3,990	—	—	—	3,990
Other comprehensive loss	—	—	—	—	—	(7,135)	(7,135)
Balance, June 30, 2022	$5,837	$55,009	$7,086	$(689)	$689	$(7,879)	$60,053

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Cash Flows Six Months Ended June 30, 2023 and 2022

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2023	2022

Cash Flows from Operating Activities
Net income	$2,779	$3,990
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	285	271
Amortization of debt issuance costs	8	16
Deferred income taxes	76	150
Recovery of credit losses	—	(400)
Gain on sale of Small Business Administration loans	—	(79)
Gain on sales of loans held for sale	(1,269)	(2,668)
Stock compensation expense	268	210
Proceeds from sale of mortgage loans	60,443	96,113
Origination of mortgage loans held for sale	(63,793)	(96,267)
Amortization of premiums and accretion of discounts on securities, net	(72)	88
Increase in bank owned life insurance	(149)	(144)
Net change in:
Interest receivable	169	(76)
Other assets	(91)	1,702
Interest payable	200	(7)
Other liabilities	(365)	(3,058)
Net cash used in operating activities	(1,511)	(159)

Cash Flows from Investing Activities
Purchases of available for sale securities	(2,652)	(52,364)
Proceeds from maturities, calls and paydowns of available for sale securities	4,906	6,314
Net increase in loans	(18,134)	(1,627)
Purchases of premises and equipment, net	(427)	(44)
Purchase of restricted stock, net	(1,042)	(20)
Net cash used in investing activities	(17,349)	(47,741)

Cash Flows from Financing Activities
Cash dividends paid	(475)	(413)
Net increase in deposits	3,639	10,593
Net increase in other borrowings	25,000	—
Net cash provided by financing activities	28,164	10,180

Net decrease in cash and cash equivalents	9,304	(37,720)
Cash and cash equivalents, beginning of period	16,678	92,616

Cash and cash equivalents, end of period	$25,982	$54,896

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$2,993	$825
Cash payments for taxes	$337	$321
Supplemental Schedule of Non-Cash Activities
Unrealized gains (losses) on securities available for sale	$564	$(9,037)
Right of use assets obtained in exchange for new operating lease liabilities	$—	$263
Minimum pension adjustment	$6	$6

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

Note 1 – Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary, Village Bank Mortgage Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”).

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

The following table illustrates the impact of ASC 326 adoption:

	December 31,	January 1,	January 1,
	2022	2023	2023
	As Previously Reported	Impact of	As Reported
	(Incurred Loss)	CECL Adoption	Under CECL

Assets:
Loans
Construction and land development
Residential	$79	$3	$82
Commercial	192	34	226
	271	37	308
Commercial real estate
Owner occupied	867	(475)	392
Non-owner occupied	1,289	192	1,481
Multifamily	33	7	40
Farmland	—	—	—
	2,189	(276)	1,913
Consumer real estate
Home equity lines	11	24	35
Secured by 1-4 family residential
First deed of trust	131	76	207
Second deed of trust	43	25	68
	185	125	310
Commercial and industrial loans
(except those secured by real estate)	576	1	577
Student loans	52	—	52
Consumer and other	37	(5)	32
Unallocated	60	(9)	51
Allowance for credit losses	3,370	(127)	3,243

Liabilities
Allowance for credit losses on unfunded credit exposure	—	277	277

Total Allowance for credit losses	$3,370	$150	$3,520

On January 1, 2023, the Company adopted ASU 2022-02 “Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures,” which removed the recognition and measurement guidance on troubled debt restructurings (“TDRs”) and added disclosures on the financial effect and subsequent performance of certain types of modifications made to borrowers experiencing financial difficulties. Upon adoption of the standard, the Company recorded a reduction of $8,000 in the allowance for credit losses for the impact of changes in methodology used to estimate the allowance for credit losses for non-collateral dependent TDRs. There was no impact to the valuation of loans previously classified as collateral dependent TDRs. The allowance for loan and lease losses for modified loans is determined in a manner consistent with the methodology for loans under ASC 326.

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

Note 3 – Earnings per common share

The following table presents the basic and diluted earnings per common share computation (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income - basic and diluted	$1,239	$2,190	$2,779	$3,990

Denominator
Weighted average shares outstanding - basic	1,486	1,477	1,485	1,476
Dilutive effect of common stock options	—	—	—	—

Weighted average shares outstanding - diluted	1,486	1,477	1,485	1,476

Earnings per share - basic	$0.83	$1.48	$1.87	$2.71
Earnings per share - diluted	$0.83	$1.48	$1.87	$2.70

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

The vesting of 10,658 and 6,264 at June 30, 2023 and 2022, respectively, of the unvested restricted units included in Note 10 “Stock incentive plan” was dependent upon meeting certain performance criteria. As of June 30, 2023 and 2022, it was indeterminable whether these unvested restricted units would vest and as such the underlying shares were excluded from common shares issued and outstanding at such date and were not included in the computation of earnings per share for such period.

Note 4 – Investment securities available for sale

The amortized cost and fair value of investment securities available for sale as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

June 30, 2023
U.S. Government agency obligations	$64,594	$3	$(3,107)	$61,490
Mortgage-backed securities	66,119	—	(8,243)	57,876
Municipals	2,266	—	(599)	1,667
Subordinated debt	12,442	21	(1,261)	11,202

	$145,421	$24	$(13,210)	$132,235

December 31, 2022
U.S. Government agency obligations	$64,631	$5	$(3,734)	$60,902
Mortgage-backed securities	69,151	6	(8,597)	60,560
Municipals	2,268	—	(718)	1,550
Subordinated debt	11,553	29	(741)	10,841

	$147,603	$40	$(13,790)	$133,853

At June 30, 2023 and December 31, 2022, the Company had investment securities with a fair value of $23,245,000 and $5,613,000, respectively, pledged to secure borrowings from the Federal Home Loan Bank of Atlanta ("FHLB").

There were no sales of available for sale securities for the three and six months ended June 30, 2023 and 2022.

Investment securities available for sale that have an unrealized loss position at June 30, 2023 and December 31, 2022 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2023
U.S. Government agency obligations	$3,699	$(39)	$57,419	$(3,068)	$61,118	$(3,107)
Mortgage-backed securities	8,360	(177)	49,516	(8,066)	57,876	(8,243)
Municipals	—	—	1,667	(599)	1,667	(599)
Subordinated debt	3,007	(243)	5,284	(1,018)	8,291	(1,261)

	$15,066	$(459)	$113,886	$(12,751)	$128,952	$(13,210)

December 31, 2022
U.S. Government agency obligations	$21,848	$(723)	$37,256	$(3,011)	$59,104	$(3,734)
Mortgage-backed securities	36,089	(3,588)	22,549	(5,009)	58,638	(8,597)
Municipals	—	—	1,549	(718)	1,549	(718)
Subordinated debt	5,305	(498)	2,007	(243)	7,312	(741)

	$63,242	$(4,809)	$63,361	$(8,981)	$126,603	$(13,790)

As of June 30, 2023, there were 72 investments available for sale totaling $128,952,000 that were in a loss position and had an unrealized loss of $13,210,000.

All of the unrealized losses are attributable to movements in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be impaired at June 30, 2023.

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2023, by contractual maturity, are as follows (in thousands):

	Amortized
	Cost	Fair Value

Less than one year	$29,937	$29,410
One to five years	35,240	32,641
Five to ten years	16,369	14,787
More than ten years	63,875	55,397

Total	$145,421	$132,235

Note 5 – Loans and allowance for credit losses

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to Note 1 in this Quarterly report.  All information presented as of June 30, 2023 is in accordance with ASC 326.  All loan information presented prior to June 30, 2023 is in accordance with previous applicable GAAP.

Loans classified by type as of June 30, 2023 and December 31, 2022 are as follows (dollars in thousands):

	June 30, 2023		December 31, 2022
	Amount	%	Amount	%
Construction and land development
Residential	$7,527	1.35%	$9,727	1.81%
Commercial	43,411	7.81%	35,400	6.57%
	50,938	9.16%	45,127	8.38%
Commercial real estate
Owner occupied	114,964	20.67%	119,643	22.22%
Non-owner occupied	155,139	27.89%	153,610	28.53%
Multifamily	12,755	2.29%	11,291	2.10%
Farmland	63	0.01%	73	0.01%
	282,921	50.86%	284,617	52.86%
Consumer real estate
Home equity lines	17,335	3.12%	18,421	3.42%
Secured by 1-4 family residential,
First deed of trust	79,762	14.34%	67,495	12.54%
Second deed of trust	9,435	1.70%	7,764	1.44%
	106,532	19.16%	93,680	17.40%
Commercial and industrial loans
(except those secured by real estate)	91,394	16.43%	90,348	16.78%
Guaranteed student loans	20,002	3.60%	20,617	3.83%
Consumer and other	4,383	0.79%	4,038	0.73%

Total loans	556,170	100.0%	538,427	100.0%
Deferred (fees) and costs, net	746		588
Less: allowance for credit losses	(3,256)		(3,370)

	$553,660		$535,645

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the U.S. Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the FHLB as part of their lending arrangement with the Company totaled $36,705,000 and $33,706,000 as of June 30, 2023 and December 31, 2022, respectively.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (in thousands):

	June 30,	December 31,
	2023	2022
Consumer real estate
Home equity lines	$—	$300
Secured by 1-4 family residential
First deed of trust	162	164
Second deed of trust	107	171
	269	635
Commercial and industrial loans
(except those secured by real estate)	17	19

Total loans	$286	$654

The Company recognized $13,000 of interest on nonaccrual loans as of June 30, 2023.

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

●	Risk rated 1 to 4 (Pass) loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
●	Risk rated 5 (Special Mention) loans are defined as having potential weaknesses that deserve management’s close attention;
●	Risk rated 6 (Substandard) loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; and
●	Risk rated 7 (Doubtful) loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1‑4	5	6	7	Loans
December 31, 2022
Construction and land development
Residential	$9,727	$—	$—	$—	$9,727
Commercial	32,763	2,637	—	—	35,400
	42,490	2,637	—	—	45,127
Commercial real estate
Owner occupied	115,825	2,583	1,235	—	119,643
Non-owner occupied	143,458	10,152	—	—	153,610
Multifamily	11,291	—	—	—	11,291
Farmland	73	—	—	—	73
	270,647	12,735	1,235	—	284,617
Consumer real estate
Home equity lines	17,507	614	300	—	18,421
Secured by 1-4 family residential
First deed of trust	66,616	407	472	—	67,495
Second deed of trust	7,517	72	175	—	7,764
	91,640	1,093	947	—	93,680
Commercial and industrial loans
(except those secured by real estate)	83,848	6,481	19	—	90,348
Guaranteed student loans	20,617	—	—	—	20,617
Consumer and other	4,017	—	21	—	4,038

Total loans	$513,259	$22,946	$2,222	$—	$538,427

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination.  Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of June 30, 2023, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows (in thousands):

								Revolving-	Total
	2023	2022	2021	2020	2019	Prior	Revolving	Term	Loans
June 30, 2023
Construction and land development
Residential
Pass	$1,836	$5,229	$347	$—	$—	$—	$—	$—	$7,412
Special Mention	—	115	—	—	—	—	—	—	115
Substandard	—	—	—	—	—	—	—	—	—
Total Residential	$1,836	$5,344	$347	$—	$—	$—	$—	$—	$7,527
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	2,590	16,432	14,690	249	—	2,121	3,812	—	39,894
Special Mention	—	—	—	—	—	3,517	—	—	3,517
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial	$2,590	$16,432	$14,690	$249	$—	$5,638	$3,812	$—	$43,411
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Owner occupied
Pass	807	19,922	26,409	7,284	12,471	44,368	535	—	111,796
Special Mention	—	—	—	—	—	1,938	—	—	1,938
Substandard	—	—	—	—	1,230	—	—	—	1,230
Total Owner occupied	$807	$19,922	$26,409	$7,284	$13,701	$46,306	$535	$—	$114,964
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—	$—	$—

									Revolving-	Total
	2023	2022	2021	2020	2019	Prior	Revolving		Term	Loans
Non-owner occupied
Pass	4,303	25,969	26,261	26,806	10,145	50,424	4,980		—	148,888
Special Mention	—	—	2,201	—	—	4,050	—		—	6,251
Substandard	—	—	—	—	—	—	—		—	—
Total Non-owner occupied	$4,303	$25,969	$28,462	$26,806	$10,145	$54,474	$4,980		$—	$155,139
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Multifamily
Pass	1,300	—	2,641	559	895	6,296	1,064		—	12,755
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Multifamily	$1,300	$—	$2,641	$559	$895	$6,296	$1,064		$—	$12,755
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Farmland
Pass	—	—	30	—	—	33	—		—	63
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Farmland	$—	$—	$30	$—	$—	$33	$—		$—	$63
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—

Consumer real estate
Home equity lines
Pass	—	446	—	—	—	—	16,281		—	16,727
Special Mention	—	—	—	—	—	—	608		—	608
Substandard	—	—	—	—	—	—	—		—	—
Total Home equity lines	$—	$446	$—	$—	$—	$—	$16,889		$—	$17,335
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Secured by 1-4 family residential
First deed of trust
Pass	17,767	13,987	16,130	8,810	3,101	18,480	—		—	78,275
Special Mention	173	—	173	—	—	979	—		—	1,325
Substandard	—	—	—	—	—	162	—		—	162
Total First deed of trust	$17,940	$13,987	$16,303	$8,810	$3,101	$19,621	$—		$—	$79,762
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Second deed of trust
Pass	2,053	3,524	982	435	1,244	767	260		—	9,265
Special Mention	—	—	—	—	46	70	—		—	116
Substandard	—	—	—	—	2	52	—		—	54
Total Second deed of trust	$2,053	$3,524	$982	$435	$1,292	$889	$260	$		$9,435
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—

Commercial and industrial loans
(except those secured by real estate)
Pass	9,633	13,969	18,773	6,939	3,543	4,460	26,788		—	84,105
Special Mention	—	4,097	78	—	396	125	2,507		—	7,203
Substandard	—	—	—	—	—	17	69		—	86
Total Commercial and industrial	$9,633	$18,066	$18,851	$6,939	$3,939	$4,602	$29,364		$—	$91,394
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Guaranteed student loans
Pass	—	—	—	—	—	20,002	—		—	20,002
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Guaranteed student loans	$—	$—	$—	$—	$—	$20,002	$—		$—	$20,002
Current period gross writeoff	$7	$—	$—	$—	$—	$—	$—		$—	$7
Consumer and other
Pass	2,224	532	164	85	27	19	1,314		—	4,365
Special Mention	—	—	—	—	18	—	—		—	18
Substandard	—	—	—	—	—	—	—		—	—
Total Consumer and other	$2,224	$532	$164	$85	$45	$19	$1,314	$		$4,383
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—

Total Current period gross writeoff	$7	$—	$—	$—	$—	$—	$—		$—	$7
Total loans	$42,686	$104,222	$108,879	$51,167	$33,118	$157,880	$58,218		$—	$556,170

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

			Greater				Investment >
	30‑59 Days	60‑89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
June 30, 2023
Construction and land development
Residential	$—	$—	$—	$—	$7,527	$7,527	$—
Commercial	—	—	—	—	43,411	43,411	—
	—	—	—	—	50,938	50,938	—
Commercial real estate
Owner occupied	—	—	—	—	114,964	114,964	—
Non-owner occupied	—	—	—	—	155,139	155,139	—
Multifamily	—	—	—	—	12,755	12,755	—
Farmland	—	—	—	—	63	63	—
	—	—	—	—	282,921	282,921	—
Consumer real estate
Home equity lines	40	—	—	40	17,295	17,335	—
Secured by 1‑4 family residential
First deed of trust	—	—	—	—	79,762	79,762	—
Second deed of trust	—	—	—	—	9,435	9,435	—
	40	—	—	40	106,492	106,532	—
Commercial and industrial loans
(except those secured by real estate)	759	131	742	1,632	89,762	91,394	742
Guaranteed student loans	1,288	311	1,978	3,577	16,425	20,002	1,978
Consumer and other	3	—	—	3	4,380	4,383	—

Total loans	$2,090	$442	$2,720	$5,252	$550,918	$556,170	$2,720

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2022
Construction and land development
Residential	$—	$—	$—	$—	$9,727	$9,727	$—
Commercial	—	—	—	—	35,400	35,400	—
	—	—	—	—	45,127	45,127	—
Commercial real estate
Owner occupied	—	—	—	—	119,643	119,643	—
Non-owner occupied	—	—	—	—	153,610	153,610	—
Multifamily	—	—	—	—	11,291	11,291	—
Farmland	—	—	—	—	73	73	—
	—	—	—	—	284,617	284,617	—
Consumer real estate
Home equity lines	—	50	—	50	18,371	18,421	—
Secured by 1-4 family residential
First deed of trust	—	—	—	—	67,495	67,495	—
Second deed of trust	54	—	—	54	7,710	7,764	—
	54	50	—	104	93,576	93,680	—
Commercial and industrial loans
(except those secured by real estate)	1,022	—	377	1,399	88,949	90,348	—
Guaranteed student loans	831	390	1,725	2,946	17,671	20,617	1,725
Consumer and other	—	—	—	—	4,038	4,038	—

Total loans	$1,907	$440	$2,102	$4,449	$533,978	$538,427	$1,725

Loans greater than 90 days past due are United States Department of Agriculture loans which carry a 100% guarantee of the principal and interest and student loans that are guaranteed by the DOE which covers approximately 98% of the principal and interest. Accordingly, these loans will not be placed on nonaccrual status and are not considered to be collateral dependent.

Loans that are individually evaluated for credit losses are limited to loans that have specific risk characteristics that are not shared by other loans and based on current information and events it is probable the Company will be unable to collect all amounts when due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. The repayment of these loans is expected to be substantially through the operations or the sale of the collateral. The allowance for credit losses on loans that are individually evaluated will be measured based on the fair value of the collateral either through operations or the sale of the collateral. When repayment is expected through the sale of the collateral, the allowance will be based on the fair value of the collateral less estimated costs to sell. Collateral dependent loans, or portions thereof, are charged off when deemed uncollectible. Collateral dependent loans are set forth in the following table as of the dates indicated (in thousands):

	June 30, 2023			December 31, 2022
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate
Owner occupied	$1,714	$1,729	$—	$4,332	$4,347	$—
Non-owner occupied	—	—	—	312	312	—
	1,714	1,729	—	4,644	4,659	—
Consumer real estate
Home equity lines	—	—	—	300	300	—
Secured by 1‑4 family residential
First deed of trust	162	162	—	1,745	1,745	—
Second deed of trust	109	193	—	195	300	—
	271	355	—	2,240	2,345	—
Commercial and industrial loans
(except those secured by real estate)	86	86	—	19	19	—

	2,071	2,170	—	6,903	7,023	—

With an allowance recorded
Commercial real estate
Owner occupied	—	—	—	251	251	2
	—	—	—	251	251	2
Consumer real estate
Secured by 1-4 family residential
First deed of trust	—	—	—	136	136	6
	—	—	—	136	136	6

Consumer and other	—	—	—	21	21	1
	—	—	—	408	408	9

Total
Owner occupied	1,714	1,729	—	4,583	4,598	2
Non-owner occupied	—	—	—	312	312	—
	1,714	1,729	—	4,895	4,910	2
Consumer real estate
Home equity lines	—	—	—	300	300	—
Secured by 1-4 family residential,
First deed of trust	162	162	—	1,881	1,881	6
Second deed of trust	109	193	—	195	300	—
	271	355	—	2,376	2,481	6
Commercial and industrial loans
(except those secured by real estate)	86	86	—	19	19	—
Consumer and other	—	—	—	21	21	1
	$2,071	$2,170	$—	$7,311	$7,431	$9

The following is a summary of average recorded investment in collateral dependent loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023		June 30, 2023
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate
Owner occupied	$1,475	$92	$2,854	$123
Non-owner occupied	—	—	—	—
	1,475	92	2,854	123
Consumer real estate
Home equity lines	150	—	225	—
Secured by 1-4 family residential
First deed of trust	178	—	987	4
Second deed of trust	220	1	170	2
	548	1	1,382	6
Commercial and industrial loans
(except those secured by real estate)	52	4	52	5
	2,075	97	4,288	134

With an allowance recorded
Commercial real estate
Owner occupied	—	—	127	—
	—	—	127	—
Consumer real estate
Secured by 1-4 family residential
First deed of trust	—	—	50	—
Second deed of trust	—	—	—	—
	—	—	50	—

Consumer and other	—	—	16	—
	—	—	193	—

Total
Commercial real estate
Owner occupied	1,475	92	2,981	123
Non-owner occupied	—	—	—	—
	1,475	92	2,981	123
Consumer real estate
Home equity lines	150	—	225	—
Secured by 1-4 family residential,
First deed of trust	178	—	1,037	4
Second deed of trust	220	1	170	2
	548	1	1,432	6
Commercial and industrial loans
(except those secured by real estate)	52	4	52	5
Consumer and other	—	—	16	—
	$2,075	$97	$4,481	$134

Loan Modifications to Borrowers in Financial Difficulty

As part of its credit risk management, the Company may modify a loan agreement with a borrower experiencing financial difficulties through a refinancing or restructuring of the borrower’s loan agreement. There were no modified loans identified during the six months ended June 30, 2023.

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

There were no new TDRs identified for the year ended December 31, 2022.

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.  The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no defaults on TDRs that were modified as TDRs during the prior 12 month periods ended June 30, 2023 and 2022.

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

Activity in the allowance for credit losses is as follows for the periods indicated (in thousands):

		Impact of	Provision for
	Beginning	adopting	(Recovery of)			Ending
	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2023
Construction and land development
Residential	$51	$—	$10	$—	$—	$61
Commercial	264	—	3	—	—	267
	315	—	13	—	—	328
Commercial real estate
Owner occupied	391	—	(12)	—	—	379
Non-owner occupied	1,460	—	(84)	—	—	1,376
Multifamily	40	—	—	—	—	40
Farmland	—	—	—	—	—	—
	1,891	—	(96)	—	—	1,795
Consumer real estate
Home equity lines	33	—	30	—	—	63
Secured by 1-4 family residential			—
First deed of trust	214	—	5	—	—	219
Second deed of trust	75	—	4	—	4	83
	322	—	39	—	4	365
Commercial and industrial loans
(except those secured by real estate)	549	—	118	—	6	673
Student loans	112	—	(95)	(4)	—	13
Consumer and other	34	—	1	—	—	35
Unallocated	49	—	(2)	—	—	47

	$3,272	$—	$(22)	$(4)	$10	$3,256

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2022
Construction and land development
Residential	$46	$11	$—	$—	$57
Commercial	199	(28)	—	—	171
	245	(17)	—	—	228
Commercial real estate
Owner occupied	892	(24)	—	—	868
Non-owner occupied	1,106	161	—	—	1,267
Multifamily	37	13	—	—	50
Farmland	2	—	—	—	2
	2,037	150	—	—	2,187
Consumer real estate
Home equity lines	12	—	—	—	12
Secured by 1-4 family residential
First deed of trust	118	(5)	—	1	114
Second deed of trust	80	(32)	—	1	49
	210	(37)	—	2	175
Commercial and industrial loans
(except those secured by real estate)	446	56	—	31	533
Student loans	63	10	(13)	—	60
Consumer and other	35	10	—	—	45
Unallocated	367	(172)	—	—	195

	$3,403	$—	$(13)	$33	$3,423

		Impact of	Provision for
	Beginning	adopting	(Recovery of)			Ending
	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance

Six Months Ended June 30, 2023
Construction and land development
Residential	$79	$3	$(21)	$—	$—	$61
Commercial	192	34	41	—	—	267
	271	37	20	—	—	328
Commercial real estate
Owner occupied	867	(475)	(13)	—	—	379
Non-owner occupied	1,289	192	(105)	—	—	1,376
Multifamily	33	7	—	—	—	40
Farmland	—	—	—	—	—	—
	2,189	(276)	(118)	—	—	1,795
Consumer real estate
Home equity lines	11	24	28	—	—	63
Secured by 1-4 family residential
First deed of trust	131	76	11	—	1	219
Second deed of trust	43	25	9	—	6	83
	185	125	48	—	7	365
Commercial and industrial loans
(except those secured by real estate)	576	1	84	—	12	673
Student loans	52	—	(32)	(7)	—	13
Consumer and other	37	(5)	3	—	—	35
Unallocated	60	(9)	(4)	—	—	47

	$3,370	$(127)	$1	$(7)	$19	$3,256

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Six Months Ended June 30, 2022
Construction and land development
Residential	$57	$—	$—	$—	$57
Commercial	229	(58)	—	—	171
	286	(58)	—	—	228
Commercial real estate
Owner occupied	833	35	—	—	868
Non-owner occupied	1,083	184	—	—	1,267
Multifamily	35	15	—	—	50
Farmland	2	—	—	—	2
	1,953	234	—	—	2,187
Consumer real estate
Home equity lines	12	(58)	—	58	12
Secured by 1-4 family residential
First deed of trust	123	(11)	—	2	114
Second deed of trust	47	(301)	—	303	49
	182	(370)	—	363	175
Commercial and industrial loans
(except those secured by real estate)	486	(12)	—	59	533
Student loans	65	17	(22)	—	60
Consumer and other	29	16	—	—	45
Unallocated	422	(227)	—	—	195

	$3,423	$(400)	$(22)	$422	$3,423

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2022
Construction and land development
Residential	$57	$22	$—	$—	$79
Commercial	229	(37)	—	—	192
	286	(15)	—	—	271
Commercial real estate
Owner occupied	833	34	—	—	867
Non-owner occupied	1,083	206	—	—	1,289
Multifamily	35	(2)	—	—	33
Farmland	2	(2)	—	—	—
	1,953	236	—	—	2,189
Consumer real estate
Home equity lines	12	(59)	—	58	11
Secured by 1-4 family residential
First deed of trust	123	3	—	5	131
Second deed of trust	47	(311)	(27)	334	43
	182	(367)	(27)	397	185
Commercial and industrial loans
(except those secured by real estate)	486	180	(157)	67	576
Student loans	65	18	(31)	—	52
Consumer and other	29	10	(2)	—	37
Unallocated	422	(362)	—	—	60

	$3,423	$(300)	$(217)	$464	$3,370

Loans are required to be measured at amortized costs and to be presented at the net amount expected to be collected. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities. Credit losses on available for sale debt securities are accounted for as an allowance for credit losses, which is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value and the amount expected to be collected on the financial assets. The allowance for credit losses on loans, available for sale debt securities and the reserve for unfunded commitments are established through a provision for credit losses charged against earnings. Amounts reported for the six months ended June 30, 2023 are in accordance with ASC 326, whereas amounts reported for periods prior to January 1, 2023 are presented in accordance with previously applicable GAAP.

The following table presents a breakdown of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended June 30,
	2023	2022
Provision for credit losses:
Provision (recovery) for loans	$(22)	$—
Provision (recovery) for unfunded commitments	22	—
Total	$—	$—

	Six Months Ended June 30,
	2023	2022
Provision for credit losses:
Provision (recovery) for loans	$1	$(400)
Provision (recovery) for unfunded commitments	(1)	—
Total	$—	$(400)

On January 1, 2023, the Commercial Banking Segment adopted the CECL methodology for estimating credit losses, which resulted in an increase of $150,000 in the allowance for credit losses on January 1, 2023. The Allowance for Credit Losses included an allowance for credit losses on loans of $3.24 million and a reserve for unfunded commitments of $277,000.

As of June 30, 2023, the Allowance for Credit Losses was $3.53 million and included an allowance for credit losses on loans of $3.26 million and a reserve for unfunded commitments of $277,000.

The Company recorded a provision for credit losses for loans of $1,000 for the six months ended June 30, 2023, which was the result of loan growth being offset by improved credit metrics as non-performing loans as a percentage of loans decreased from 0.13% at December 31, 2022 to 0.06% at June 30, 2023. The Company recorded a recovery for credit losses for unfunded commitments of $1,000 for the six months ended June 30, 2023, which was driven by a slight decrease in the total balance outstanding at June 30, 2023.

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

The Company recorded a recovery of provision for loan losses expense of $400,000 for the six month period ended June 30, 2022.  The recovery of provision for the three month period ended June 30, 2022 was driven by improving macroeconomic conditions and credit quality remaining strong.

Loans were evaluated for credit losses as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Six Months Ended June 30, 2023
Construction and land development
Residential	$61	$—	$61	$7,527	$—	$7,527
Commercial	267	—	267	43,411	—	43,411
	328	—	328	50,938	—	50,938
Commercial real estate
Owner occupied	379	—	379	114,964	1,714	113,250
Non-owner occupied	1,376	—	1,376	155,139	—	155,139
Multifamily	40	—	40	12,755	—	12,755
Farmland	—	—	—	63	—	63
	1,795	—	1,795	282,921	1,714	281,207
Consumer real estate
Home equity lines	63	—	63	17,335	—	17,335
Secured by 1-4 family residential
First deed of trust	219	—	219	79,762	162	79,600
Second deed of trust	83	—	83	9,435	109	9,326
	365	—	365	106,532	271	106,261
Commercial and industrial loans
(except those secured by real estate)	673	—	673	91,394	86	91,308
Student loans	13	—	13	20,002	—	20,002
Consumer and other	82	—	82	4,383	—	4,383

	$3,256	$—	$3,256	$556,170	$2,071	$554,099

Year Ended December 31, 2022
Construction and land development
Residential	$79	$—	$79	$9,727	$—	$9,727
Commercial	192	—	192	35,400	—	35,400
	271	—	271	45,127	—	45,127
Commercial real estate
Owner occupied	867	2	865	119,643	4,583	115,060
Non-owner occupied	1,289	—	1,289	153,610	312	153,298
Multifamily	33	—	33	11,291	—	11,291
Farmland	—	—	—	73	—	73
	2,189	2	2,187	284,617	4,895	279,722
Consumer real estate
Home equity lines	11	—	11	18,421	300	18,121
Secured by 1-4 family residential			—
First deed of trust	131	6	125	67,495	1,881	65,614
Second deed of trust	43	—	43	7,764	195	7,569
	185	6	179	93,680	2,376	91,304
Commercial and industrial loans
(except those secured by real estate)	576	—	576	90,348	19	90,329
Student loans	52	—	52	20,617	—	20,617
Consumer and other	97	1	96	4,038	21	4,017

	$3,370	$9	$3,361	$538,427	$7,311	$531,116

Note 6 – Deposits

Deposits as of June 30, 2023 and December 31, 2022 were as follows (dollars in thousands):

	June 30, 2023		December 31, 2022
	Amount	%	Amount	%

Demand accounts	$249,059	39.6%	$255,236	40.9%
Interest checking accounts	88,330	14.1%	90,252	14.4%
Money market accounts	196,603	31.3%	179,036	28.6%
Savings accounts	44,378	7.0%	55,695	8.9%
Time deposits of $250,000 and over	11,080	1.8%	4,740	0.8%
Other time deposits	38,932	6.2%	39,784	6.4%

Total	$628,382	100.0%	$624,743	100.0%

Note 7 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $2,265,000 in FHLB stock at June 30, 2023 and $1,223,000 at December 31, 2022, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of commercial and 1-4 family residential loans and investment securities. The Company had FHLB advances of $45,000,000 and $20,000,000 at June 30, 2023 and December 31, 2022, respectively.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no borrowings against the lines at June 30, 2023 or December 31, 2022.

The Company’s unused lines of credit for future borrowings total approximately $45.3 million at June 30, 2023, which consists of $2.5 million available from the FHLB based on current pledged assets, $15 million on revolving bank line of credit, $2.8 million under secured federal funds agreements with third party financial institutions, and $25 million in repurchase lines of credit with third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank of Richmond or the FHLB above the current lendable collateral value.

Note 8 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a floating rate of interest indexed to the London InterBank Offered Rate (“LIBOR”) (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at June 30, 2023 was 7.68%. As a result of the announced discontinuation of the 3-month LIBOR on June 30, 2023, the Company is replacing the 3-month LIBOR leg of the calculated floating rate with the three-month term SOFR plus the applicable tenor spread adjustment for 3-month LIBOR of 0.26161 percent as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at June 30, 2023 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at June 30, 2023 was 6.93%.  As a result of the announced discontinuation of the 3-month LIBOR on June 30, 2023, the Company is replacing the 3-month LIBOR leg of the calculated floating rate with the three-month term SOFR plus the applicable tenor spread adjustment for 3-month LIBOR of 0.26161 percent as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at June 30, 2023 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 9 – Subordinated Debt

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrued interest at a fixed rate of 6.50% for the first five years until March 21, 2023. The subordinated notes have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 3.73%) which adjusts and is also payable quarterly. The interest rate at June 30, 2023 was 9.05%. As a result of the announced discontinuation of the 3-month LIBOR on June 30, 2023, the Company is replacing the 3-month LIBOR leg of the calculated floating rate with the three-month term SOFR plus the applicable tenor spread adjustment for 3-month LIBOR of 0.26161 percent as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. The carrying value of the notes totaled $5,700,000 and $5,692,000 at June 30, 2023 and December 31, 2022, respectively.

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

The following table summarizes option activity under the Company's stock incentive plans during the indicated periods:

	Six Months Ended June 30,
	2023				2022
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	14	$25.28	$9.76		734	$25.63	$9.76
Granted	—	—	—		—	—	—
Forfeited	—	—	—		—	—	—
Exercised	—	—	$—		(345)	25.50	—
Options outstanding, end of period	14	$25.28	$9.76	$—	389	$25.74	$9.76	$—
Options exercisable, end of period	14				389

During the six months ended June 30, 2023, we granted certain officers time-based restricted shares of common stock. The time-based restricted shares vest ratably over a three year period provided the officer is employed with the Company on the applicable vesting date.

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

The total number of shares underlying non-vested restricted stock was 25,752 and 23,051 at June 30, 2023 and 2022, respectively.  The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to non-vested share-based compensation arrangements granted under the stock incentive plan as of June 30, 2023 and 2022 was $885,700 and $663,700, respectively. The time-based unrecognized compensation of $538,600 is expected to be recognized over a weighted average period of 1.85 years. For the period ended June 30, 2023, there were no forfeitures, and there were 606 forfeitures of restricted stock and restricted stock units for the period ended June 30, 2022.

A summary of changes in the Company’s non-vested restricted stock and restricted stock unit awards for the six months ended June 30, 2023 follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair-Value	Value

December 31, 2022	28,296	$46.60	$1,222,387
Granted	370	52.00	15,984
Vested	(4,399)	31.86	(190,037)
Forfeited	—	—	—
Other (1)	1,485	29.00	64,152
June 30, 2023	25,752	$48.19	$1,112,486
(1)	Represents the incremental increase in shares that vested based on the restricted stock units vesting at the maximum potential value as opposed to the targeted value of the award.

Stock-based compensation expense was approximately $268,000 and $210,000 for the six months ended June 30, 2023 and 2022, respectively.

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

Forward sale commitments: Best efforts sale commitments are entered into for loans intended for sale in the secondary market at the time the borrower commitment is made. The Company has elected the fair value option on their firm commitments under ASC 825.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (in thousands):

	Fair Value Measurement
	at June 30, 2023 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government Agencies	$61,490	$—	$61,490	$—
Mortgage-backed securities	57,876	—	57,876	—
Municipals	1,667	—	1,667	—
Subordinated debt	11,202	—	9,154	2,048
Loans held for sale	6,887	—	6,887	—
IRLC	205	—	205	—

Financial Liabilities - Recurring
Forward sales commitment	370	—	370	—

	Fair Value Measurement
	at December 31, 2022 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government Agencies	$60,902	$—	$60,902	$—
Mortgage-backed securities	60,560	—	60,560	—
Municipals	1,550		1,550
Subordinated debt	10,841	—	8,841	2,000
Loans held for sale	2,268	—	2,268	—
IRLC	142	—	142	—

Financial Liabilities - Recurring
Forward sales commitment	207	—	207	—

There were no Level 3 fair value measurements for financial instruments measured on a non-recurring basis at fair value at June 30, 2023 and December 31, 2022.

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

		June 30,		December 31,
		2023		2022
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial assets
Cash	Level 1	$12,881	$12,881	$12,062	$12,062
Cash equivalents	Level 2	13,101	13,101	4,616	4,616
Investment securities available for sale	Level 2	130,187	130,187	131,853	131,853
Investment securities available for sale	Level 3	2,048	2,048	2,000	2,000
Federal Home Loan Bank stock	Level 2	2,265	2,265	1,223	1,223
Loans held for sale	Level 2	6,887	6,887	2,268	2,268
Loans	Level 3	556,170	524,518	538,427	521,150
Bank owned life insurance	Level 2	12,947	12,947	12,798	12,798
Accrued interest receivable	Level 2	3,482	3,482	3,651	3,651
Interest rate lock commitments	Level 2	205	205	142	142

Financial liabilities
Deposits	Level 2	628,382	627,547	624,743	625,037
FHLB borrowings	Level 2	45,000	44,799	20,000	20,000
Trust preferred securities	Level 2	8,764	9,059	8,764	7,066
Other borrowings	Level 2	5,700	5,700	5,692	5,692
Accrued interest payable	Level 2	270	270	70	70
Forward sales commitment	Level 2	370	370	207	207

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

The following table presents segment information as of and for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended June 30, 2023

Revenues
Interest income	$7,998	$101	$—	$8,099
Mortgage banking income, net	—	610	(224)	386
Other revenues	878	—	(43)	835
Total revenues	8,876	711	(267)	9,320

Expenses
Recovery of provision for credit losses	—	—	—	—
Interest expense	1,975	—	—	1,975
Salaries and benefits	2,694	721	—	3,415
Other expenses	2,391	293	(267)	2,417
Total operating expenses	7,060	1,014	(267)	7,807

Income (loss) before income taxes	1,816	(303)	—	1,513
Income tax expense (benefit)	338	(64)	—	274
Net income (benefit)	$1,478	$(239)	$—	$1,239

Total assets	$764,034	$17,856	$(27,235)	$754,655

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended June 30, 2022

Revenues
Interest income	$6,653	$78	$—	$6,731
Mortgage banking income, net	—	1,122	(32)	1,090
Other revenues	893	—	(45)	848
Total revenues	7,546	1,200	(77)	8,669

Expenses
Recovery of provision for loan losses	—	—	—	—
Interest expense	410	—	—	410
Salaries and benefits	2,608	815	—	3,423
Other expenses	1,851	317	(77)	2,091
Total operating expenses	4,869	1,132	(77)	5,924

Income before income taxes	2,677	68	—	2,745
Income tax expense	540	15	—	555
Net income	$2,137	$53	$—	$2,190

Total assets	$761,749	$18,860	$(28,012)	$752,597

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Six Months Ended June 30, 2023

Revenues
Interest income	$15,541	$141	$—	$15,682
Mortgage banking income, net	—	1,148	(284)	864
Other revenues	1,700	—	(86)	1,614
Total revenues	17,241	1,289	(370)	18,160

Expenses
Recovery of provision for credit losses	—	—	—	—
Interest expense	3,193	—	—	3,193
Salaries and benefits	5,436	1,427	—	6,863
Other expenses	4,529	567	(370)	4,726
Total operating expenses	13,158	1,994	(370)	14,782

Income (loss) before income taxes	4,083	(705)	—	3,378
Income tax expense (benefit)	747	(148)	—	599
Net income (loss)	$3,336	$(557)	$—	$2,779

Total assets	$764,034	$17,856	$(27,235)	$754,655

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Six Months Ended June 30, 2022

Revenues
Interest income	$12,878	$121	$—	$12,999
Mortgage banking income, net	—	2,027	(58)	1,969
Other revenues	1,687	—	(89)	1,598
Total revenues	14,565	2,148	(147)	16,566

Expenses
Recovery of provision for loan losses	(400)	—	—	(400)
Interest expense	818	—	—	818
Salaries and benefits	5,253	1,694	—	6,947
Commissions	—	—	—	—
Other expenses	3,758	638	(147)	4,249
Total operating expenses	9,429	2,332	(147)	11,614

Income (loss) before income taxes	5,136	(184)	—	4,952
Income tax expense (benefit)	1,000	(38)	—	962
Net income (loss)	$4,136	$(146)	$—	$3,990

Total assets	$761,749	$18,860	$(28,012)	$752,597

Capital expenditures

Note 13 – Shareholders’ Equity and Regulatory Matters

Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred tax benefits of $2,773,000 and $2,892,000 as of June 30, 2023 and December 31, 2022, respectively (in thousands):

	June 30,	December 31,
	2023	2022

Net unrealized losses on securities	$(10,417)	$(10,862)
Net unrecognized losses on defined benefit plan	(14)	(19)
Total accumulated other comprehensive loss	$(10,431)	$(10,881)

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

The Basel III Capital Rules require banks to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).  The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of June 30, 2023, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950.  To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%.  As of June 30, 2023, the Bank exceeded the minimum ratios to be classified as well capitalized.

The capital amounts and ratios at June 30, 2023 and December 31, 2022 for the Bank are presented in the table below (dollars in thousands):

			Minimum Capital
			Requirements
	Actual		Including Conservation Buffer (1)		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2023
Total capital (to risk- weighted assets) Village Bank	$87,561	14.97%	$61,436	10.50%	$58,510	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	84,028	14.36%	49,734	8.50%	61,436	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	84,028	11.18%	30,053	4.00%	37,566	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	84,028	14.36%	40,957	7.00%	38,032	6.50%

December 31, 2022
Total capital (to risk- weighted assets) Village Bank	$84,982	14.81%	$60,267	10.50%	$57,398	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	81,612	14.22%	48,788	8.50%	45,918	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	81,612	10.95%	29,805	4.00%	37,256	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	81,612	14.22%	40,178	7.00%	37,308	6.50%

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

At June 30, 2023 and December 31, 2022, the Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	June 30,	December 31,
	2023	2022

Undisbursed credit lines	$121,237	$119,454
Commitments to extend or originate credit	11,206	9,899
Standby letters of credit	1,164	922

Total commitments to extend credit	$133,607	$130,275

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

Note 15 – Mortgage Banking and Derivatives

Loans held for sale. The Company, through the Bank’s mortgage banking subsidiary, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. The Company’s portfolio of loans held for sale (“LHFS”) is accounted for in accordance with ASC 820 - Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business and totaled $6.9 million as of June 30, 2023, of which $6.8 million is related to unpaid principal, and totaled $2.3 million as of December 31, 2022, of which $2.2 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments. The Company, through the Bank’s mortgage banking subsidiary, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation.  The Company determines the fair value of IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at June 30, 2023, and totaled $205,000, with a notional amount of $11.2 million and total positions of 40, and was reported in “Other Assets” at December 31, 2022, and totaled $142,000 with a notional amount of $9.9 million and total positions of 31. Changes in fair value are recorded as a component of mortgage banking income, net in the Consolidated Income Statement for the period ended June

30, 2023 and 2022. The Company’s IRLCs are classified as Level 2. At June 30, 2023 and December 31, 2022, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b).  The fair value of forward sales commitments is reported in “Other Liabilities” in the Consolidated Balance Sheet at June 30, 2023, and totaled $370,000 with a notional amount of $18.0 million and total positions of 62 and was reported in “Other Liabilities” at December 31, 2022, and totaled $207,000, with a notional amount of $12.1 million and total positions of 38.

Note 16 Recent Accounting Pronouncements

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)”. This ASU amends the FASB ASC pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2023-03 to have a material impact on its consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

●	changes in assumptions underlying the establishment of allowances for credit losses, and other estimates;
●	the risks of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
●	the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s or banking industry’s reputation becomes damaged;
●	the effects of future economic, business and market conditions;
●	legislative and regulatory changes, including the Dodd-Frank Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverages;
●	our inability to maintain our regulatory capital position;
●	the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions despite security measures implemented by the Company;
●	changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, soundness of other financial institutions with which we do business;
●	risks inherent in making loans such as repayment risks and fluctuating collateral values;
●	changes in operations of the Village Bank Mortgage Corporation as a result of the activity in the residential real estate market;
●	exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;
●	governmental monetary and fiscal policies;
●	geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
●	changes in accounting policies, rules and practices;
●	reliance on our management team, including our ability to attract and retain key personnel;
●	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
●	demand, development and acceptance of new products and services;
●	problems with technology utilized by us;
●	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events;
●	the impact of the COVID-19 pandemic, including the adverse impact on our business and operations and on our customers;
●	changing trends in customer profiles and behavior; and
●	other factors described from time to time in our reports filed with the SEC.

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

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at June 30, 2023 and December 31, 2022 and the results of operations for the Company for the three and six months ended June 30, 2023 and 2022. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended June 30, 2023, the Company had net income of $1,239,000, or $0.83 per fully diluted share, compared to net income of $2,190,000, or $1.48 per fully diluted share, for the same period in 2022. For the six months ended June 30, 2023, the Company had net income of $2,779,000 or $1.87 per fully diluted share, compared to net income of $3,990,000 or $2.70 per fully diluted share, for the same period in 2022.

On January 1, 2023, the Commercial Banking Segment adopted the CECL methodology for estimating credit losses, which resulted in an increase of $150,000 in the Allowance for Credit Losses on January 1, 2023 to $3.52 million. The Allowance for Credit Losses included an allowance for credit losses on loans of $3.24 million and a reserve for unfunded commitments of $277,000.

As of June 30, 2023, the Allowance for Credit Losses was $3.53 million and included an allowance for credit losses on loans of $3.26 million and a reserve for unfunded commitments of $277,000.

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

	For the Three Months Ended June 30,
	2023	2022	Change

	(dollars in thousands)
Average interest-earning assets	$697,114	$709,699	$(12,585)
Interest income	$8,099	$6,731	$1,368
Yield on interest-earning assets	4.66%	3.80%	0.86%
Average interest-bearing liabilities	$426,333	$412,646	$13,687
Interest expense	$1,975	$410	$1,565
Cost of interest-bearing liabilities	1.86%	0.40%	1.46%
Net interest income	$6,124	$6,321	$(197)
Net interest margin	3.52%	3.57%	(0.05)%

The following are variances of note for the three months ended June 30, 2023 compared to the three months ended June 30, 2022:

●NIM compressed by 5 basis points to 3.52% for the three months ended June 30, 2023 compared to 3.57% for the three months ended June 30, 2022. The compression was driven by the following:
o	The yield on our earning assets increased by 86 basis points, 4.66% as of the three months ended June 30, 2023 compared to 3.80% as of the three months ended June 30, 2022. The increase in our yield on earning assets continues to be a result of improvement in our earning asset mix as well as the impact of the rise in interest rates during 2022 and 2023. We expect to see continued improvement in the yield on earning assets as a portion of our securities portfolio continues to mature over the next several quarters and those lower yielding assets will either be re-deployed in higher earning assets or used to paydown high cost borrowings.

o	Total U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) income recorded by the Commercial Banking Segment was $2,000 for the three months ended June 30, 2023 compared to $488,000 for the three months ended June 30, 2022.

o	The cost of interest bearing liabilities increased by 146 basis points to 1.86% for the three months ended June 30, 2023 compared to 0.40% for the three months ended June 30, 2022. The increase in our cost of interest bearing liabilities continues to be driven by an increase in the rate paid on variable rate debt and market pressures on deposit rates. FHLB Advances increased by $45 million, from the three months ended June 30, 2022, with a weighted average cost of 4.73% during the three months ended June 30, 2023. The rate paid on money market deposit accounts increased 157 basis points to 1.79% for the three months ended June 30, 2023 compared to 0.22% for the three months ended June 30, 2022. While we expect there will be continued pressure on our funding base, we anticipate the velocity of those increases to be lower than experienced through the first half of 2023.

o	While the rate paid on interest bearing liabilities increased by 146 basis points for the three months ended June 30, 2023, overall cost of funds increased by 93 basis points, 1.17% for the three months ended June 30, 2023 vs. 0.24% for the three months ended June 30, 2022. The lower increase in cost of funds was driven by our strong non-interest bearing deposits level, which remained near 40% of our deposit base.

	For the Six Months Ended June 30,
	2023	2022	Change

	(dollars in thousands)
Average interest-earning assets	$689,068	$708,569	$(19,501)
Interest income	$15,682	$12,999	$2,683
Yield on interest-earning assets	4.59%	3.70%	0.89%
Average interest-bearing liabilities	$416,218	$410,326	$5,892
Interest expense	$3,193	$818	$2,375
Cost of interest-bearing liabilities	1.55%	0.40%	1.15%
Net interest income	$12,489	$12,181	$308
Net interest margin	3.66%	3.47%	0.19%

The following are variances of note for the six months ended June 30, 2023 compared to the six months ended June 30, 2022:

●	NIM expanded by 19 basis points to 3.66% for the six months ended June 30, 2023 compared to 3.47% for the six months ended June 30, 2022. The expansion was driven by the following:

o	The yield on our earning assets increased by 89 basis points, 4.59% as of the six months ended June 30, 2023 compared to 3.70% as of the six months ended June 30, 2022. The increase in our yield on earning assets continues to be a result of improvement in our earning asset mix as well as the impact of the rise in interest rates during 2022 and 2023. We expect to see continued improvement in the yield on earning assets as a portion of our securities portfolio continues to mature over the next several quarters and those lower yielding assets will either be re-deployed in higher earning assets or used to paydown high cost borrowings.

o	Total PPP income recorded by the Commercial Banking Segment was $4,000 for the six months ended June 30, 2023 compared to $1,028,000 for the six months ended June 30, 2022.

o	The cost of interest bearing liabilities increased by 115 basis points to 1.55% for the six months ended June 30, 2023 compared to 0.40% for the six months ended June 30, 2022. The increase in our cost of funds was driven by an increase in the rate paid on variable rate debt and market pressures on deposit rates. FHLB Advances increased by $35 million, from the six months ended June 30, 2022, with a weighted average cost of 4.72% during the six months ended June 30, 2023. The rate paid on money market deposit accounts increased 120 basis points to 1.42% for the six months ended June 30, 2023 compared to 0.22% for the six months ended June 30, 2022. While we expect there will be continued pressure on our funding base, we anticipate the velocity of those increases to be lower than experienced through the first half of 2023.

o	While the rate paid on interest bearing liabilities increased by 115 basis points for the six months ended June 30, 2023, overall cost of funds increased by 73 basis points, 0.97% for the six months ended June 30, 2023 vs. 0.24% for the six months ended June 30, 2022. The lower increase in cost of funds was driven by our strong non-interest bearing deposits level, which remained near 40% of our deposit base.

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

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
		Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$91,462	$1,369	6.00%	$78,502	$1,468	7.50%
Real estate - residential	101,222	1,448	5.74%	93,132	770	3.32%
Real estate - commercial	282,440	3,381	4.80%	278,317	3,210	4.63%
Real estate - construction	48,153	528	4.40%	38,688	229	2.37%
Student loans	20,149	360	7.17%	24,332	240	3.96%
Consumer	4,317	80	7.43%	3,491	46	5.29%
Loans net of deferred fees	547,743	7,166	5.25%	516,462	5,963	4.63%
Loans held for sale	7,072	100	5.67%	7,315	79	4.33%
Investment securities	134,770	719	2.14%	136,226	583	1.72%
Federal funds and other	7,529	114	6.07%	49,696	106	0.86%
Total interest earning assets	697,114	8,099	4.66%	709,699	6,731	3.80%
Allowance for loan losses	(3,276)			(3,407)
Cash and due from banks	11,908			14,865
Premises and equipment, net	11,851			11,682
Other assets	23,410			21,681
Total assets	$741,007			$754,520

Interest bearing deposits
Interest checking	$79,881	$102	0.51%	$89,989	$28	0.12%
Money market	192,170	860	1.79%	195,941	107	0.22%
Savings	43,675	17	0.16%	50,402	19	0.15%
Certificates	53,075	207	1.56%	61,887	98	0.64%
Total deposits	368,801	1,186	1.29%	398,219	252	0.25%
Borrowings
Long-term debt - trust
preferred securities	8,764	146	6.68%	8,764	57	2.61%
FHLB advances	42,802	512	4.73%	—	—	—
Subordinated debt, net	5,700	128	9.01%	5,663	101	7.15%
Other borrowings	266	3	4.52%	—	—	—%
Total interest bearing liabilities	426,333	1,975	1.86%	412,646	410	0.40%
Noninterest bearing deposits	246,741			277,395
Other liabilities	3,415			3,480
Total liabilities	676,489			693,521
Equity capital	64,518			60,999
Total liabilities and capital	$741,007			$754,520

Net interest income before provision for loan losses		$6,124			$6,321
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			2.80%			3.40%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.52%			3.57%

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
		Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$89,419	$2,588	5.84%	$85,965	$2,627	6.16%
Real estate - residential	97,892	2,744	5.65%	92,205	1,841	4.03%
Real estate - commercial	282,439	6,561	4.68%	270,309	6,097	4.55%
Real estate - construction	48,109	1,151	4.82%	42,020	636	3.05%
Student loans	20,315	699	6.94%	24,918	477	3.86%
Consumer	4,150	146	7.09%	3,391	91	5.41%
Loans net of deferred fees	542,324	13,889	5.16%	518,808	11,769	4.57%
Loans held for sale	4,517	140	6.25%	6,167	122	3.99%
Investment securities	134,890	1,446	2.16%	122,987	977	1.60%
Federal funds and other	7,337	207	5.69%	60,607	131	0.44%
Total interest earning assets	689,068	15,682	4.59%	708,569	12,999	3.70%
Allowance for loan losses	(3,264)			(3,571)
Cash and due from banks	11,588			12,117
Premises and equipment, net	11,815			11,735
Other assets	23,578			24,543
Total assets	$732,785			$753,393

Interest bearing deposits
Interest checking	$82,059	$164	0.40%	$87,835	$54	0.12%
Money market	186,129	1,307	1.42%	193,704	211	0.22%
Savings	46,558	36	0.16%	50,350	39	0.16%
Certificates	50,544	303	1.21%	64,006	211	0.66%
Total deposits	365,290	1,810	1.00%	395,895	515	0.26%
Borrowings
Long-term debt - trust
preferred securities	8,764	286	6.58%	8,764	101	2.32%
FHLB advances	36,188	859	4.72%	—	—	—
Subordinated debt, net	5,697	232	8.21%	5,667	202	7.19%
Other borrowings	279	6	4.34%	—	—	—%
Total interest bearing liabilities	416,218	3,193	1.55%	410,326	818	0.40%
Noninterest bearing deposits	249,677		0.59%	276,121
Other liabilities	3,289			4,666
Total liabilities	669,184			691,113
Equity capital	63,601			62,280
Total liabilities and capital	$732,785			$753,393

Net interest income before provision for loan losses		$12,489			$12,181
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			3.04%			3.30%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.66%			3.47%

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

As of June 30, 2023, the Allowance for Credit Losses was $3.53 million and included an allowance for credit losses on loans of $3.26 million and a reserve for unfunded commitments of $277,000.

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

The Company recorded a recovery of credit losses for loans of $22,000 for the three months ended June 30, 2023, which was due to improved credit metrics as non-performing loans as a percentage of loans decreased from 0.12% at March 31, 2023 to 0.06% at June 30, 2023. The Company recorded a provision for credit losses for unfunded commitments of $22,000 for the three months ended June 30, 2023, which was driven by an increase in the total balance outstanding at June 30, 2023.

The Company recorded a provision for credit losses for loans of $1,000 for the six months ended June 30, 2023, which was the result of loan growth being offset by improved credit metrics as non-performing loans as a percentage of loans decreased from 0.13% at December 31, 2022 to 0.06% at June 30, 2023. The Company recorded a recovery for credit losses for unfunded commitments of $1,000 for the six months ended June 30, 2023, which was driven by a slight decrease in the total balance outstanding at June 30, 2023.

While current economic challenges due to higher inflation and the speed at which interest rates have been rising remain a risk to credit quality, we believe our current level of allowance for credit losses is sufficient.

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

The Company recorded a recovery of provision for loan losses expense of $400,000 for the six month period ended June 30, 2022.  The recovery of provision for the six month period ended June 30, 2022 was driven by improving macroeconomic conditions and credit quality remaining strong.

For more financial data and other information about the allowance for credit losses refer to section, “Balance Sheet Analysis” under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 5 “Loans and allowance for credit losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, mortgage banking income, net, and gains and losses on securities available for sale. The most significant noninterest income item has historically been mortgage banking income, net, representing 31% and 35% for the three month periods ended June 30, 2023 and 2022, respectively.  Service charges and fees represent 58% and 35% of net interest income for the three month periods ended June 30, 2023 and 2022, respectively.

	For the Three Months Ended
	June 30,		Change
	2023	2022	$	%

	(dollars in thousands)
Service charges and fees	$711	$671	$40	6.0%
Mortgage banking income, net	386	1,090	(704)	(64.6)%
Gain on sale of SBA loans	—	79	(79)	100.0%
Other	124	98	26	26.5%
Total noninterest income	$1,221	$1,938	$(717)	(37.0)%

The decrease in noninterest income of $717,000 for the three months ended June 30, 2023, was the result of the following:

●	The $40,000 increase in service charges and fees was driven by strong consumer and business spending during the three months ended June 30, 2023.
●	The $704,000 decrease in mortgage banking income, net was the result of lower mortgage originations of $39,736,000 for the three months ended June 30, 2023, down 22.66% from $51,378,000 for the three months ended June 30, 2022. The drop in mortgage originations during the three months ended June 30, 2023 continues to be the result of the sharp rise in mortgage rates during 2022, continued rise in 2023 and the historically low inventory of homes for sale. As a result of the sharp drop in origination volume, the Mortgage Banking Segment took steps in 2022 and 2023 to right size its expense structure to minimize the impact to earnings going forward.
●	The gain on sale of SBA loans decreased as a result of the Company making the strategic decision to hold on to new SBA production for the three months ended June 30, 2023 as the premiums associated with the sale of the guaranteed strips did not warrant selling the guaranteed strips.

	For the Six Months Ended
	June 30,		Change
	2023	2022	$	%

	(dollars in thousands)
Service charges and fees	$1,380	$1,290	$90	7.0%
Mortgage banking income, net	864	1,969	(1,105)	(56.1)%
Gain on sale of SBA loans	—	79	(79)	100.0%
Other	234	229	5	2.2%
Total noninterest income	$2,478	$3,567	$(1,089)	(30.5)%

The decrease in noninterest income of $1,089,000 for the six months ended June 30, 2023, was the result of the following:

●	The $90,000 increase in service charges and fees was driven by strong consumer and business spending during the six months ended June 30, 2023.
●	The $1,105,000 decrease in mortgage banking income, net was the result of lower mortgage originations $63,793,000 for the six months ended June 30, 2023, down 38.27% from $96,267,000 for the six months ended June 30, 2022. The drop in mortgage originations during the six months ended June 30, 2023 continues to be the result of the sharp rise in mortgage rates during 2022, continued rise in 2023 and the historically low inventory of homes for sale. As a result of the sharp drop in origination volume, the Mortgage Banking Segment took steps in 2022 and 2023 to right size its expense structure to minimize the impact to earnings going forward.
●The gain on sale of SBA loans decreased as a result of the Company making the strategic decision to hold on to new SBA production for the three months ended June 30, 2023 as the premiums associated with the sale of the guaranteed strips did not warrant selling the guaranteed strips.

Noninterest expense

	For the Three Months Ended
	June 30,		Change
	2023	2022	$	%

	(dollars in thousands)
Salaries and benefits	$3,415	$3,423	$(8)	(0.2)%
Occupancy	307	284	23	8.1%
Equipment	280	270	10	3.7%
Supplies	35	36	(1)	(2.8)%
Professional and outside services	838	738	100	13.6%
Advertising and marketing	140	92	48	52.2%
FDIC insurance premium	84	64	20	31.3%
Other operating expense	733	607	126	20.8%
Total noninterest expense	$5,832	$5,514	$318	5.8%

The increase in noninterest expense of $318,000 for the three months ended June 30, 2023, was the result of the following:

●	Professional and outside expense increased by $100,000 as a result of increased costs associated data processing and the rollout of our updated online and mobile banking platform during the latter half of 2022.
●	Other operating expense increased $126,000 primarily as a result of an increase in check and card fraud during the three months ended June 30, 2023.

	For the Six Months Ended
	June 30,		Change
	2023	2022	$	%

	(dollars in thousands)
Salaries and benefits	$6,863	$6,947	$(84)	(1.2)%
Occupancy	618	614	4	0.7%
Equipment	565	558	7	1.3%
Supplies	84	74	10	13.5%
Professional and outside services	1,651	1,463	188	12.9%
Advertising and marketing	251	204	47	23.0%
FDIC insurance premium	134	123	11	8.9%
Other operating expense	1,423	1,213	210	17.3%
Total noninterest expense	$11,589	$11,196	$393	3.5%

The increase in noninterest expense of $393,000 for the six months ended June 30, 2023, was the result of the following:

●	The $84,000 decrease in salaries and benefits expense was driven primarily by lower expenses related to the decreased mortgage production for the six months ended June 30, 2023.
●	Professional and outside expense increased by $188,000 as a result of increased costs associated data processing and the rollout of our updated online and mobile banking platform during the latter half of 2022.
●	Other operating expense increased $210,000 primarily as a result of an increase in check and card fraud during the six months ended June 30, 2023.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent differences and available tax credits. Income tax expense for the three and six months ended June 30, 2023 was $274,000 and $599,000, respectively, resulting in an effective tax rate of 18.1% and 17.7%, respectively compared to $555,000 and $962,000, or 20.2% and 19.4%, respectively, for the same period in 2022. The decrease in the effective tax rate was primarily related to an increase in the tax credit received related to state taxes attributed to the Company and the Mortgage Banking Segment. The Bank is not subject to Virginia income taxes, and instead is subject to a franchise tax based on bank capital.

Balance Sheet Analysis

Investment securities

At June 30, 2023 and December 31, 2022, all of our investment securities were classified as available for sale.

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

Approximately 79.2% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. Approximately 3.6% of the loan portfolio consists of rehabilitated student loans purchased by the Bank from 2014 to 2017 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 16.4% of all loans.  Loans in this category are typically made to individuals and small and medium-sized businesses, and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property.  The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.  The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

Loans classified by type as of June 30, 2023 and December 31, 2022 are as follows (dollars in thousands):

	June 30, 2023		December 31, 2022
	Amount	%	Amount	%
Construction and land development
Residential	$7,527	1.35%	$9,727	1.81%
Commercial	43,411	7.81%	35,400	6.57%
	50,938	9.16%	45,127	8.38%
Commercial real estate
Owner occupied	114,964	20.67%	119,643	22.22%
Non-owner occupied	155,139	27.89%	153,610	28.53%
Multifamily	12,755	2.29%	11,291	2.10%
Farmland	63	0.01%	73	0.01%
	282,921	50.86%	284,617	52.86%
Consumer real estate
Home equity lines	17,335	3.12%	18,421	3.42%
Secured by 1-4 family residential,
First deed of trust	79,762	14.34%	67,495	12.54%
Second deed of trust	9,435	1.70%	7,764	1.44%
	106,532	19.16%	93,680	17.40%
Commercial and industrial loans
(except those secured by real estate)	91,394	16.43%	90,348	16.78%
Guaranteed student loans	20,002	3.60%	20,617	3.83%
Consumer and other	4,383	0.79%	4,038	0.73%

Total loans	556,170	100.00%	538,427	100.00%
Deferred fees and costs, net	746		588
Less: allowance for loan losses	(3,256)		(3,370)
	$553,660		$535,645

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

As of June 30, 2023, the Allowance for Credit Losses was $3.53 million and included an allowance for credit losses on loans of $3.26 million and a reserve for unfunded commitments of $277,000.

We monitor and maintain an allowance for credit losses to absorb current expected loss in the loan portfolio. The following table presents the loan loss experience for the period indicated (dollars in thousands).

			Provision for
		Impact of	(Recovery of)					Ratio of Net
	Beginning	adopting	Credit Losses			Ending	Average	Charge-offs to
	Balance	ASC 326	on Loans	Charge-offs	Recoveries	Balance	Loans	Average Loans
Six Months Ended June 30, 2023
Construction and land development
Residential	$79	$3	$(21)	$—	$—	$61	$7,412	—%
Commercial	192	34	41	—	—	267	40,697	—%
	271	37	20	—	—	328	48,109	—%
Commercial real estate
Owner occupied	867	(475)	(13)	—	—	379	117,558	—%
Non-owner occupied	1,289	192	(105)	—	—	1,376	152,879	—%
Multifamily	33	7	—	—	—	40	11,920	—%
Farmland	—	—	—	—	—	—	82	—%
	2,189	(276)	(118)	—	—	1,795	282,439	(0.04)%
Consumer real estate
Home equity lines	11	24	28	—	—	63	17,985	—%
Secured by 1-4 family residential
First deed of trust	131	76	11	—	1	219	71,410	0.00%
Second deed of trust	43	25	9	—	6	83	8,497	0.07%
	185	125	48	—	7	365	97,892	0.05%
Commercial and industrial loans
(except those secured by real estate)	576	1	84	—	12	673	89,419	0.01%
Student loans	52	—	(32)	(7)	—	13	20,315	(0.03)%
Consumer and other	37	(5)	3	—	—	35	4,150	—%
Unallocated	60	(9)	(4)	—	—	47	—	—%

	$3,370	$(127)	$1	$(7)	$19	$3,256	$542,324	0.00%

The following table summarizes the activity in the Allowance for Loan and Lease Losses prior to the adoption of ASC 326 (dollars in thousands).

		Provision for					Ratio of Net
	Beginning	(Recovery of)			Ending	Average	Charge-offs to
	Balance	Loan Losses	Charge-offs	Recoveries	Balance	Loans	Average Loans
Year Ended December 31, 2022
Construction and land development
Residential	$57	$22	$—	$—	$79	$7,269	—%
Commercial	229	(37)	—	—	192	33,767	—%
	286	(15)	—	—	271	41,036	—%
Commercial real estate
Owner occupied	833	34	—	—	867	121,507	—%
Non-owner occupied	1,083	206	—	—	1,289	143,941	—%
Multifamily	35	(2)	—	—	33	13,409	—%
Farmland	2	(2)	—	—	—	656	—%
	1,953	236	—	—	2,189	279,513	—%
Consumer real estate
Home equity lines	12	(59)	—	58	11	19,371	0.30%
Secured by 1-4 family residential
First deed of trust	123	3	—	5	131	62,214	0.01%
Second deed of trust	47	(311)	(27)	334	43	10,044	3.06%
	182	(367)	(27)	397	185	91,629	0.40%
Commercial and industrial loans
(except those secured by real estate)	486	180	(157)	67	576	87,882	(0.10)%
Student loans	65	18	(31)	—	52	23,601	(0.13)%
Consumer and other	29	10	(2)	—	37	3,709	(0.05)%
Unallocated	422	(362)	—	—	60	—	—%

	$3,423	$(300)	$(217)	$464	$3,370	$527,370	0.05%

For more financial data and other information about loans refer to Note 5 “Loans and allowance for credit losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2023	2022
Nonaccrual loans	$286	$654
Foreclosed properties	—	—
Total nonperforming assets	$286	$654

Restructured loans (not included in nonaccrual loans above)	$—	$5,088

Loans past due 90 days and still accruing (1)	$1,978	$1,725

Nonaccrual loans to total loans (2)	0.05%	0.12%

Nonperforming assets to loans (2)	0.05%	0.12%

Nonperforming assets to total assets	0.04%	0.09%

Allowance for credit losses on loans to
Loans, net of deferred fees and costs	0.58%	0.63%
Loans, net of deferred fees and costs (excluding guaranteed loans)	0.61%	0.65%
Nonaccrual loans	1,138.46%	515.29%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

Nonperforming assets totaled $286,000 at June 30, 2023 compared to $654,000 at December 31, 2022.  Nonperforming assets, consisting solely of nonaccrual loans, totaled $286,000 at June 30, 2023, compared to $654,000 at December 31, 2022.

The following table presents an analysis of the changes in nonperforming assets for the six months ended June 30, 2023 (in thousands):

	Nonaccrual
	Loans	OREO	Total
Balance December 31, 2022	$654	$—	$654
Additions	—	—	—
Loans placed back on accrual	(300)	—	(300)
Repayments	(68)	—	(68)
Charge-offs	—	—	—
Balance June 30, 2023	$286	$—	$286

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

There were no individual allowances associated with the total nonaccrual loans of $286,000 and $654,000 at June 30, 2023 and December 31, 2022, respectively, that were considered individually evaluated.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $79,000 and $93,000 for the six months ended June 30, 2023 and 2022, respectively. Student loans totaling $1,978,000 and $1,725,000 at June 30, 2023 and December 31, 2022, respectively, were past due 90 days or more and interest was still being accrued as principal and interest on such loans have a 98% guarantee by the DOE.  The 2% not covered by the DOE guarantee is provided for in the allowance for credit losses.

Deposits

Deposits as of June 30, 2023 and December 31, 2022 were as follows (dollars in thousands):

	June 30, 2023		December 31, 2022
	Amount	%	Amount	%
Demand accounts	$249,059	39.6%	$255,236	40.9%
Interest checking accounts	88,330	14.0%	90,252	14.4%
Money market accounts	196,603	31.3%	179,036	28.7%
Savings accounts	44,378	7.1%	55,695	8.9%
Time deposits of $250,000 and over	11,080	1.8%	4,740	0.8%
Other time deposits	38,932	6.2%	39,784	6.3%
Total	$628,382	100.0%	$624,743	100.0%

Total deposits increased by $3,639,000, or 0.58%, from December 31, 2022. Variances of note are as follows:

●Noninterest bearing demand account balances decreased $6,177,000, or 2.42%, from December 31, 2022 and represented 39.6% of total deposits compared to 40.9% as of December 31, 2022. The decrease in noninterest bearing demand accounts was driven by a combination of consumers and businesses drawing down balances due to increased pressure from high inflation as well as investing in higher yielding products.
●Low cost relationship deposits (i.e. interest checking, money market, and savings) balances increased $4,328,000, or 1.33%, from December 31, 2022. The growth in low cost relationship deposits from December 31, 2022 was a result of core relationship growth as well as seasonal growth in customer accounts.
●Time deposits increased by $5,488,000 or 12.33%, from December 31, 2022. The increase in time deposits the period was driven by an effort to lock in accounts at lower rates to offset the impact of rising interest expense on the money market demand accounts.

The following table presents the average deposits balance and average rate paid for the dates indicated (dollars in thousands).

	Average Balance		Average Cost Rate

	June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022
Noninterest bearing deposits	$246,741	$276,742
Interest checking	79,881	87,423	0.40%	0.12%
Money market	192,170	192,626	1.42%	0.27%
Savings	43,675	51,077	0.16%	0.15%
Certificates
Less than $250,000	45,003	53,488	1.88%	0.61%
$250,000 or more	8,072	5,964	4.57%	0.69%
Total interest bearing deposits	368,801	390,578	1.00%	0.28%
Total deposits	$615,542	$667,320	0.59%	0.16%

The following table presents (in thousands) the scheduled maturities of time deposits greater than $250,000 which is the maximum FDIC insurance limit.

	June 30,	December 31,
	2023	2022
Months to maturity:
Three or less	$2,084	$480
Over three through six	3,794	1,093
Over six through twelve	2,644	2,630
Over twelve	2,558	537
Total	$11,080	$4,740

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

Capital resources

Shareholders’ equity at June 30, 2023 was $64,014,000 compared to $61,111,000 at December 31, 2022. The $2,903,000 increase in shareholders’ equity during the six months ended June 30, 2023 was due primarily to net income of $2,779,000.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2023	2022
Tier 1 capital
Total bank equity capital	$73,597	$70,731
Net unrealized loss on available-for-sale securities	10,417	10,862
Defined benefit postretirement plan	14	19
Total Tier 1 capital	84,028	81,612

Tier 2 capital
Allowance for credit losses	3,533	3,370
Tier 2 capital deduction	—	—
Total Tier 2 capital	3,533	3,370

Total risk-based capital	87,561	84,982

Risk-weighted assets	$585,100	$573,976

Average assets	$751,319	$745,120

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	11.18%	10.95%
Common equity tier 1 capital ratio (CET 1)	14.36%	14.22%
Tier 1 capital to risk-weighted assets	14.36%	14.22%
Total capital to risk-weighted assets	14.97%	14.81%
Equity to total assets	9.76%	9.78%

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

At June 30, 2023, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $158,217,000, or 20.97% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

At June 30, 2023, the Company had approximately $198.0 million in uninsured deposits, which represents 31.53% of total deposits. Total liquidity sources at June 30, 2023 total $179.5 million, or 90.66% of uninsured deposits.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds lines of credit with correspondent banks totaling $17.8 million for which there were no borrowings against the lines at June 30, 2023 and December 31, 2022.

We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2023 was $3.5 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets, or which would result in a total remaining credit availability of $138.5 million as of June 30, 2023.

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At June 30, 2023, we had commitments to originate $133,607,000 of loans. Fixed commitments to incur capital expenditures were less than $100,000 at June 30, 2023. Certificates of deposit scheduled to mature in the 12-month period ending June 30, 2024 totaled $35,825,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace LIBOR with a benchmark rate based on the Secured Overnight Funding Rate (“SOFR”) for contracts governed by U.S. law that have no or ineffective fallbacks. We have a number of borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. As a result of the announced discontinuation of LIBOR on June 30, 2023, the Company is replacing the LIBOR leg of the calculated floating rate for these instruments with the corresponding term SOFR plus the applicable tenor spread adjustment as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System.

This transition did not have a significant impact on the Company’s consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2023. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

3.2

Amended and Restated Bylaws of Village Bank and Trust Financial Corp. (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 23, 2023).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101

The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed

Consolidated Financial Statements.

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date:	August 11, 2023	By:	/s/ James E. Hendricks, Jr.
James E. Hendricks, Jr.
President and Chief Executive Officer

Date:	August 11, 2023	By:	/s/ Donald M. Kaloski, Jr.
Donald M. Kaloski, Jr.
Executive Vice President and Chief Financial Officer