Form 10-Q
period 2023-09-30
Village Bank & Trust Financial Corp.
filed 2023-11-13
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,484,837 shares of common stock, $4.00 par value, outstanding as of October 31, 2023

Village Bank and Trust Financial Corp.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Balance Sheets September 30, 2023 (Unaudited) and December 31, 2022*

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$14,055	$12,062
Federal funds sold	5,276	4,616
Total cash and cash equivalents	19,331	16,678
Investment securities available for sale, at fair value	104,046	133,853
Restricted stock, at cost	1,788	1,564
Loans held for sale	5,425	2,268
Loans
Outstandings	566,101	538,427
Allowance for credit losses	(3,353)	(3,370)
Deferred costs, net	701	588
Total loans, net	563,449	535,645
Premises and equipment, net	11,853	11,748
Bank owned life insurance	13,031	12,798
Accrued interest receivable	3,536	3,651
Other assets	5,045	5,065
Total Assets	$727,504	$723,270

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing demand	$243,390	$255,236
Interest bearing	383,384	369,507
Total deposits	626,774	624,743
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,700	5,692
Federal Home Loan Bank advances	20,000	20,000
Accrued interest payable	213	70
Other liabilities	2,368	2,890
Total liabilities	663,819	662,159

Shareholders’ equity
Common stock, $4 par value, 10,000,000 shares authorized; 1,485,813 shares issued and outstanding at September 30, 2023 and 1,482,790 shares issued and outstanding at December 31, 2022	5,894	5,868
Additional paid-in capital	55,499	55,167
Retained earnings	10,352	10,957
Stock in directors rabbi trust	(467)	(689)
Directors deferred fees obligation	467	689
Accumulated other comprehensive loss	(8,060)	(10,881)
Total shareholders’ equity	63,685	61,111

Total liabilities and shareholders' equity	$727,504	$723,270

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Operations Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income
Loans	$7,571	$6,210	$21,599	$18,101
Investment securities	745	559	2,192	1,535
Federal funds sold	146	186	353	318
Total interest income	8,462	6,955	24,144	19,954

Interest expense
Deposits	1,563	240	3,372	755
Borrowed funds	785	180	2,169	483
Total interest expense	2,348	420	5,541	1,238

Net interest income	6,114	6,535	18,603	18,716
Provision for (recovery of) credit losses	—	100	—	(300)
Net interest income after provision for (recovery of) credit losses	6,114	6,435	18,603	19,016

Noninterest income
Service charges and fees	694	670	2,074	1,960
Mortgage banking income, net	489	973	1,353	2,942
Loss on sale of investment securities, net	(4,986)	—	(4,986)	—
Gain on sale of Small Business Administration loans	—	—	—	79
Other	134	107	368	336
Total noninterest income (loss)	(3,669)	1,750	(1,191)	5,317

Noninterest expense
Salaries and benefits	3,310	3,446	10,173	10,394
Occupancy	314	305	932	919
Equipment	288	260	854	818
Supplies	35	46	119	120
Professional and outside services	894	655	2,543	2,118
Advertising and marketing	89	67	340	271
FDIC insurance premium	81	64	215	187
Other operating expense	741	681	2,165	1,893
Total noninterest expense	5,752	5,524	17,341	16,720

Income (loss) before income tax expense (benefit)	(3,307)	2,661	71	7,613
Income tax expense (benefit)	(754)	508	(155)	1,470

Net income (loss)	$(2,553)	$2,153	$226	$6,143

Earnings (loss) per share, basic	$(1.72)	$1.46	$0.15	$4.16
Earnings (loss) per share, diluted	$(1.72)	$1.46	$0.15	$4.16

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Comprehensive Income (Loss) Three and Nine Months ended September 30, 2023 and 2022

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$(2,553)	$2,153	$226	$6,143
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	(1,987)	(4,672)	(1,424)	(13,709)
Tax effect	417	981	300	2,879
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	(1,570)	(3,691)	(1,124)	(10,830)

Reclassification adjustment
Reclassification adjustment for losses realized in income	4,986	—	4,986	—
Tax effect	(1,047)	—	(1,047)	—
Reclassification for gains included in net income, net of tax	3,939	—	3,939	—

Minimum pension adjustment	3	3	9	9
Tax effect	(1)	(1)	(3)	(3)
Minimum pension adjustment, net of tax	2	2	6	6

Total other comprehensive income (loss)	2,371	(3,689)	2,821	(10,824)

Total comprehensive income (loss)	$(182)	$(1,536)	$3,047	$(4,681)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Shareholders' Equity Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2023

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, June 30, 2023	$5,883	55,420	$13,142	$(467)	$467	$(10,431)	$64,014
Vesting of restricted stock	11	(11)	—	—	—	—	—
Stock based compensation	—	90	—	—	—	—	90
Cash dividend declared ($0.16 per share)	—	—	(237)	—	—	—	(237)
Net loss	—	—	(2,553)	—	—	—	(2,553)
Other comprehensive income	—	—	—	—	—	2,371	2,371
Balance, September 30, 2023	$5,894	$55,499	$10,352	$(467)	$467	$(8,060)	$63,685

	Three Months Ended September 30, 2022

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, June 30, 2022	$5,837	$55,009	$7,086	$(689)	$689	$(7,879)	$60,053
Vesting of restricted stock	19	(19)	—	—	—	—	—
Exercise of stock options	5	5	—	—	—	—	10
Stock based compensation	—	52	—	—	—	—	52
Cash dividend declared ($0.14 per share)	—	—	(207)	—	—	—	(207)
Net income	—	—	2,153	—	—	—	2,153
Other comprehensive loss	—	—	—	—	—	(3,689)	(3,689)
Balance, September 30, 2022	$5,861	$55,047	$9,032	$(689)	$689	$(11,568)	$58,372

	Nine Months Ended September 30, 2023

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, December 31, 2022	$5,868	$55,167	$10,957	$(689)	$689	$(10,881)	$61,111
Restricted stock redemption	—	—	—	222	(222)	—	—
Vesting of restricted stock	26	(26)	—	—	—	—	—
Stock based compensation	—	358	—	—	—	—	358
Cash dividend declared ($0.48 per share)	—	—	(712)				(712)
Impact of adoption of ASC 326	—	—	(119)	—	—	—	(119)
Net income	—	—	226	—	—	—	226
Other comprehensive income	—	—	—	—	—	2,821	2,821
Balance, September 30, 2023	$5,894	$55,499	$10,352	$(467)	$467	$(8,060)	$63,685

	Nine Months Ended September 30, 2022

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, December 31, 2021	$5,822	$54,814	$3,509	$(730)	$730	$(744)	$63,401
Vesting of restricted stock	33	(33)	—	41	(41)	—	—
Exercise of stock options	6	(6)	—	—	—	—	—
Stock based compensation	—	272	—	—	—	—	272
Cash dividend declared ($0.42 per share)	—	—	(620)	—	—	—	(620)
Net income	—	—	6,143	—	—	—	6,143
Other comprehensive loss	—	—	—	—	—	(10,824)	(10,824)
Balance, September 30, 2022	$5,861	$55,047	$9,032	$(689)	$689	$(11,568)	$58,372

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Cash Flows Nine Months Ended September 30, 2023 and 2022

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022

Cash Flows from Operating Activities
Net income	$226	$6,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	445	409
Amortization of debt issuance costs	8	24
Deferred income taxes	76	159
Recovery of credit losses	—	(300)
Loss on sale of investment securities	4,986	—
Gain on sale of Small Business Administration loans	—	(79)
Gain on sales of loans held for sale	(1,950)	(4,018)
Loss on disposal of premises and equipment	—	3
Stock compensation expense	358	272
Proceeds from sale of mortgage loans	89,222	143,011
Origination of mortgage loans held for sale	(90,429)	(138,928)
Amortization of premiums and accretion of discounts on securities, net	(124)	103
Increase in bank owned life insurance	(233)	(224)
Net change in:
Interest receivable	115	(96)
Other assets	(798)	3,314
Interest payable	143	(10)
Other liabilities	(522)	(4,454)
Net cash provided by operating activities	1,523	5,329

Cash Flows from Investing Activities
Purchases of available for sale securities	(38,747)	(64,488)
Proceeds from the sale of available for sale securities	50,079	—
Proceeds from maturities, calls and paydowns of available for sale securities	17,176	10,871
Net increase in loans	(27,923)	(14,925)
Purchases of premises and equipment, net	(550)	(353)
Purchase of restricted stock, net	(224)	(20)
Net cash provided by (used in) investing activities	(189)	(68,915)

Cash Flows from Financing Activities
Cash dividends paid	(712)	(620)
Net increase in deposits	2,031	3,771
Net increase in other borrowings	—	—
Net cash provided by financing activities	1,319	3,151

Net increase (decrease) in cash and cash equivalents	2,653	(60,435)
Cash and cash equivalents, beginning of period	16,678	92,616

Cash and cash equivalents, end of period	$19,331	$32,181

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$5,398	$1,248
Cash payments for taxes	$503	$480
Supplemental Schedule of Non-Cash Activities
Unrealized gains (losses) on securities available for sale	$3,563	$(13,710)
Right of use assets obtained in exchange for new operating lease liabilities	$—	$263
Minimum pension adjustment	$9	$9

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

Note 1 – Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary, Village Bank Mortgage Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”).

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

The following table illustrates the impact of ASC 326 adoption (in thousands):

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

Note 3 – Earnings per common share

The following table presents the basic and diluted earnings per common share computation (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net income (loss) - basic and diluted	$(2,553)	$2,153	$226	$6,143

Denominator
Weighted average shares outstanding - basic	1,485	1,476	1,485	1,475
Dilutive effect of common stock options	—	—	—	—

Weighted average shares outstanding - diluted	1,485	1,476	1,485	1,475

Earnings (Loss) per share - basic	$(1.72)	$1.46	$0.15	$4.16
Earnings (Loss) per share - diluted	$(1.72)	$1.46	$0.15	$4.16

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

The vesting of 10,658 and 5,514 at September 30, 2023 and 2022, respectively, of the unvested restricted units included in Note 10 “Stock incentive plan” was dependent upon meeting certain performance criteria. As of September 30, 2023 and 2022, it was indeterminable whether these unvested restricted units would vest and as such the underlying shares were excluded from common shares issued and outstanding at such date and were not included in the computation of earnings per share for such period.

Note 4 – Investment securities available for sale

The amortized cost and fair value of investment securities available for sale as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2023
U.S. Government agency obligations	$20,755	$—	$(306)	$20,449
Mortgage-backed securities	78,767	3	(7,179)	71,591
Municipals	2,265	—	(722)	1,543
Subordinated debt	12,446	19	(2,002)	10,463

	$114,233	$22	$(10,209)	$104,046

December 31, 2022
U.S. Government agency obligations	$64,631	$5	$(3,734)	$60,902
Mortgage-backed securities	69,151	6	(8,597)	60,560
Municipals	2,268	—	(718)	1,550
Subordinated debt	11,553	29	(741)	10,841

	$147,603	$40	$(13,790)	$133,853

There were no investments pledged at September 30, 2023.  At December 31, 2022, the Company had investment securities with a fair value of $5,613,000, pledged to secure borrowings from the Federal Home Loan Bank of Atlanta ("FHLB").

The Company executed a securities repositioning and balance sheet deleveraging strategy by selling available for sale securities with a total book value of $55,195,000 and a weighted average yield of 1.48% at a pre-tax loss of $4,986,000. The net proceeds from the sale were used to reduce FHLB borrowings by $15.0 million costing 5.57% and the remaining funds were reinvested back into the securities portfolio with a weighted average yield of 5.48%, with a duration of 3.4 years, and a weighted average life of 5.0 years. The transaction was structured to improve the forward run rate on earnings, add interest rate risk protection to a higher for longer and potential down rate environments, while improving tangible common equity and maintaining our strong liquidity position. There were no sales of available for sale securities for the three and nine months ended September 30, 2022.

Investment securities available for sale that have an unrealized loss position at September 30, 2023 and December 31, 2022 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2023
U.S. Government agency obligations	$—	$—	$20,083	$(306)	$20,083	$(306)
Mortgage-backed securities	15,759	(296)	29,660	(6,883)	45,419	(7,179)
Municipals	—	—	1,543	(722)	1,543	(722)
Subordinated debt	4,096	(636)	5,685	(1,366)	9,781	(2,002)

	$19,855	$(932)	$56,971	$(9,277)	$76,826	$(10,209)

December 31, 2022
U.S. Government agency obligations	$21,848	$(723)	$37,256	$(3,011)	$59,104	$(3,734)
Mortgage-backed securities	36,089	(3,588)	22,549	(5,009)	58,638	(8,597)
Municipals	—	—	1,549	(718)	1,549	(718)
Subordinated debt	5,305	(498)	2,007	(243)	7,312	(741)

	$63,242	$(4,809)	$63,361	$(8,981)	$126,603	$(13,790)

As of September 30, 2023, there were 62 investments available for sale totaling $76,826,000 that were in a loss position and had an unrealized loss of $10,209,000.

All of the unrealized losses are attributable to movements in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be impaired at September 30, 2023.

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2023, by contractual maturity, are as follows (in thousands):

	Amortized
	Cost	Fair Value

Less than one year	$19,962	$19,681
One to five years	10,797	10,756
Five to ten years	17,446	15,375
More than ten years	66,028	58,234

Total	$114,233	$104,046

Note 5 – Loans and allowance for credit losses

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to Note 1 in this Quarterly report.  All information presented as of September 30, 2023 is in accordance with ASC 326.  All loan information presented prior to January 1, 2023 is in accordance with previous applicable GAAP.

Loans classified by type as of September 30, 2023 and December 31, 2022 are as follows (dollars in thousands):

	September 30, 2023		December 31, 2022
	Amount	%	Amount	%
Construction and land development
Residential	$8,848	1.56%	$9,727	1.81%
Commercial	47,412	8.38%	35,400	6.57%
	56,260	9.94%	45,127	8.38%
Commercial real estate
Owner occupied	121,652	21.49%	119,643	22.22%
Non-owner occupied	151,445	26.75%	153,610	28.53%
Multifamily	12,827	2.27%	11,291	2.10%
Farmland	357	0.06%	73	0.01%
	286,281	50.57%	284,617	52.86%
Consumer real estate
Home equity lines	18,299	3.23%	18,421	3.42%
Secured by 1-4 family residential,
First deed of trust	88,182	15.58%	67,495	12.54%
Second deed of trust	10,533	1.86%	7,764	1.44%
	117,014	20.67%	93,680	17.40%
Commercial and industrial loans
(except those secured by real estate)	83,045	14.67%	90,348	16.78%
Guaranteed student loans	18,923	3.34%	20,617	3.83%
Consumer and other	4,578	0.81%	4,038	0.75%

Total loans	566,101	100.0%	538,427	100.0%
Deferred and costs, net	701		588
Less: allowance for credit losses	(3,353)		(3,370)

	$563,449		$535,645

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the U.S. Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the FHLB as part of their lending arrangement with the Company totaled $36,439,000 and $33,706,000 as of September 30, 2023 and December 31, 2022, respectively.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (in thousands):

	September 30,	December 31,
	2023	2022
Consumer real estate
Home equity lines	$—	$300
Secured by 1-4 family residential
First deed of trust	162	164
Second deed of trust	107	171
	269	635
Commercial and industrial loans
(except those secured by real estate)	30	19

Total loans	$299	$654

The Company recognized $11,000 of interest on nonaccrual loans outstanding as of September 30, 2023.

The Company assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

●	Risk rated 1 to 4 (Pass) loans are considered of sufficient quality to preclude an adverse rating. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral;
●	Risk rated 5 (Special Mention) loans are defined as having potential weaknesses that deserve management’s close attention;
●	Risk rated 6 (Substandard) loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; and
●	Risk rated 7 (Doubtful) loans have all the weaknesses inherent in substandard loans, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

	Risk Rated	Risk Rated	Risk Rated	Risk Rated	Total
	1‑4	5	6	7	Loans
December 31, 2022
Construction and land development
Residential	$9,727	$—	$—	$—	$9,727
Commercial	32,763	2,637	—	—	35,400
	42,490	2,637	—	—	45,127
Commercial real estate
Owner occupied	115,825	2,583	1,235	—	119,643
Non-owner occupied	143,458	10,152	—	—	153,610
Multifamily	11,291	—	—	—	11,291
Farmland	73	—	—	—	73
	270,647	12,735	1,235	—	284,617
Consumer real estate
Home equity lines	17,507	614	300	—	18,421
Secured by 1-4 family residential
First deed of trust	66,616	407	472	—	67,495
Second deed of trust	7,517	72	175	—	7,764
	91,640	1,093	947	—	93,680
Commercial and industrial loans
(except those secured by real estate)	83,848	6,481	19	—	90,348
Guaranteed student loans	20,617	—	—	—	20,617
Consumer and other	4,017	—	21	—	4,038

Total loans	$513,259	$22,946	$2,222	$—	$538,427

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination.  Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of September 30, 2023, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows (in thousands):

									Revolving-	Total
	2023	2022	2021	2020	2019	Prior	Revolving		Term	Loans
September 30, 2023
Construction and land development
Residential
Pass	$4,016	$3,948	$884	$—	$—	$—	$—		$—	$8,848
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Residential	$4,016	$3,948	$884	$—	$—	$—	$—		$—	$8,848
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial
Pass	3,390	18,657	14,525	242	—	5,332	5,266		—	47,412
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Commercial	$3,390	$18,657	$14,525	$242	$—	$5,332	$5,266		$—	$47,412
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial real estate
Owner occupied
Pass	8,415	19,649	26,080	9,994	12,309	41,033	803		—	118,283
Special Mention	—	203	—	—	—	—	—		—	203
Substandard	—	—	—	—	1,229	1,937	—		—	3,166
Total Owner occupied	$8,415	$19,852	$26,080	$9,994	$13,538	$42,970	$803		$—	$121,652
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Non-owner occupied
Pass	6,635	25,782	26,080	23,783	10,026	48,432	3,302		—	144,040
Special Mention	—	—	2,186	—	—	5,219	—		—	7,405
Substandard	—	—	—	—	—	—	—		—	—
Total Non-owner occupied	$6,635	$25,782	$28,266	$23,783	$10,026	$53,651	$3,302		$—	$151,445
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Multifamily
Pass	1,300	—	2,572	554	891	6,198	1,312		—	12,827
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Multifamily	$1,300	$—	$2,572	$554	$891	$6,198	$1,312		$—	$12,827
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Farmland
Pass	—	—	28	—	—	29	300		—	357
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Farmland	$—	$—	$28	$—	$—	$29	$300		$—	$357
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Consumer real estate
Home equity lines
Pass	—	446	—	—	—	—	17,803		—	18,249
Special Mention	—	—	—	—	—	—	50		—	50
Substandard	—	—	—	—	—	—	—		—	—
Total Home equity lines	$—	$446	$—	$—	$—	$—	$17,853		$—	$18,299
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Secured by 1-4 family residential
First deed of trust
Pass	25,854	13,365	15,750	8,672	3,004	18,348	2,125		—	87,118
Special Mention	—	—	—	171	—	731	—		—	902
Substandard	—	—	—	—	—	162	—		—	162
Total First deed of trust	$25,854	$13,365	$15,750	$8,843	$3,004	$19,241	$2,125		$—	$88,182
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Second deed of trust
Pass	3,475	3,349	1,046	406	1,156	685	195		—	10,312
Special Mention	—	—	—	—	45	69	—		—	114
Substandard	—	—	—	—	—	107	—		—	107
Total Second deed of trust	$3,475	$3,349	$1,046	$406	$1,201	$861	$195	$		$10,533
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial and industrial loans
(except those secured by real estate)
Pass	11,947	12,521	16,893	5,982	3,052	4,176	22,219		—	76,790
Special Mention	—	4,003	—	—	357	—	1,797		—	6,157
Substandard	39	—	—	—	—	15	44		—	98
Total Commercial and industrial	$11,986	$16,524	$16,893	$5,982	$3,409	$4,191	$24,060		$—	$83,045
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Guaranteed student loans
Pass	—	—	—	—	—	18,923	—		—	18,923
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Guaranteed student loans	$—	$—	$—	$—	$—	$18,923	$—		$—	$18,923
Current period gross writeoff	$7	$—	$—	$—	$—	$—	$—		$—	$7
Consumer and other
Pass	303	561	144	67	9	14	3,467		—	4,565
Special Mention	—	—	—	—	13	—	—		—	13
Substandard	—	—	—	—	—	—	—		—	—
Total Consumer and other	$303	$561	$144	$67	$22	$14	$3,467	$		$4,578
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Total Current period gross writeoff	$7	$—	$—	$—	$—	$—	$—		$—	$7
Total loans	$65,374	$102,484	$106,188	$49,871	$32,091	$151,410	$58,683		$—	$566,101

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

			Greater				Investment >
	30‑59 Days	60‑89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
September 30, 2023
Construction and land development
Residential	$—	$—	$—	$—	$8,848	$8,848	$—
Commercial	—	—	—	—	47,412	47,412	—
	—	—	—	—	56,260	56,260	—
Commercial real estate
Owner occupied	—	—	—	—	121,652	121,652	—
Non-owner occupied	—	—	—	—	151,445	151,445	—
Multifamily	—	—	—	—	12,827	12,827	—
Farmland	—	—	—	—	357	357	—
	—	—	—	—	286,281	286,281	—
Consumer real estate
Home equity lines	—	200	—	200	18,099	18,299	—
Secured by 1‑4 family residential
First deed of trust	69	—	—	69	88,113	88,182	—
Second deed of trust	33	—	—	33	10,500	10,533	—
	102	200	—	302	116,712	117,014	—
Commercial and industrial loans
(except those secured by real estate)	—	—	47	47	82,998	83,045	47
Guaranteed student loans	783	515	2,398	3,696	15,227	18,923	2,398
Consumer and other	2	—	—	2	4,576	4,578	—

Total loans	$887	$715	$2,445	$4,047	$562,054	$566,101	$2,445

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2022
Construction and land development
Residential	$—	$—	$—	$—	$9,727	$9,727	$—
Commercial	—	—	—	—	35,400	35,400	—
	—	—	—	—	45,127	45,127	—
Commercial real estate
Owner occupied	—	—	—	—	119,643	119,643	—
Non-owner occupied	—	—	—	—	153,610	153,610	—
Multifamily	—	—	—	—	11,291	11,291	—
Farmland	—	—	—	—	73	73	—
	—	—	—	—	284,617	284,617	—
Consumer real estate
Home equity lines	—	50	—	50	18,371	18,421	—
Secured by 1-4 family residential
First deed of trust	—	—	—	—	67,495	67,495	—
Second deed of trust	54	—	—	54	7,710	7,764	—
	54	50	—	104	93,576	93,680	—
Commercial and industrial loans
(except those secured by real estate)	1,022	—	377	1,399	88,949	90,348	—
Guaranteed student loans	831	390	1,725	2,946	17,671	20,617	1,725
Consumer and other	—	—	—	—	4,038	4,038	—

Total loans	$1,907	$440	$2,102	$4,449	$533,978	$538,427	$1,725

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

	September 30, 2023			December 31, 2022
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate
Owner occupied	$1,714	$1,714	$—	$4,332	$4,347	$—
Non-owner occupied	—	—	—	312	312	—
	1,714	1,714	—	4,644	4,659	—
Consumer real estate
Home equity lines	—	—	—	300	300	—
Secured by 1‑4 family residential
First deed of trust	162	162	—	1,745	1,745	—
Second deed of trust	107	107	—	195	300	—
	269	269	—	2,240	2,345	—
Commercial and industrial loans
(except those secured by real estate)	97	97	—	19	19	—

	2,080	2,080	—	6,903	7,023	—

With an allowance recorded
Commercial real estate
Owner occupied	—	—	—	251	251	2
	—	—	—	251	251	2
Consumer real estate
Secured by 1-4 family residential
First deed of trust	—	—	—	136	136	6
	—	—	—	136	136	6

Consumer and other	—	—	—	21	21	1
	—	—	—	408	408	9

Total
Owner occupied	1,714	1,714	—	4,583	4,598	2
Non-owner occupied	—	—	—	312	312	—
	1,714	1,714	—	4,895	4,910	2
Consumer real estate
Home equity lines	—	—	—	300	300	—
Secured by 1-4 family residential,
First deed of trust	162	162	—	1,881	1,881	6
Second deed of trust	107	107	—	195	300	—
	269	269	—	2,376	2,481	6
Commercial and industrial loans
(except those secured by real estate)	97	97	—	19	19	—
Consumer and other	—	—	—	21	21	1
	$2,080	$2,080	$—	$7,311	$7,431	$9

The following is a summary of average recorded investment in collateral dependent loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023		September 30, 2023
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate
Owner occupied	$1,714	$177	$2,249	$208
Non-owner occupied	—	—	78	—
	1,714	177	2,327	208
Consumer real estate
Home equity lines	—	—	150	—
Secured by 1-4 family residential
First deed of trust	162	1	565	5
Second deed of trust	108	3	130	4
	270	4	845	9
Commercial and industrial loans
(except those secured by real estate)	92	7	55	5
	2,076	188	3,227	222

With an allowance recorded
Commercial real estate
Owner occupied	—	—	63	—
	—	—	63	—
	—	—	63	—

Total
Commercial real estate
Owner occupied	1,714	177	2,312	208
Non-owner occupied	—	—	78	—
	1,714	177	2,390	208
Consumer real estate
Home equity lines	—	—	150	—
Secured by 1-4 family residential,
First deed of trust	162	1	565	5
Second deed of trust	108	3	130	4
	270	4	845	9
Commercial and industrial loans
(except those secured by real estate)	92	7	55	5
Consumer and other	—	—	—	—
	$2,076	$188	$3,290	$222

Loan Modifications to Borrowers in Financial Difficulty

As part of its credit risk management, the Company may modify a loan agreement with a borrower experiencing financial difficulties through a refinancing or restructuring of the borrower’s loan agreement. There were no modified loans identified during the nine months ended September 30, 2023.

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

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.  The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no defaults on TDRs that were modified as TDRs during the prior 12 month periods ended September 30, 2023 and 2022.

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

Activity in the allowance for credit losses is as follows for the periods indicated (in thousands):

		Impact of	Provision for
	Beginning	adopting	(Recovery of)			Ending
	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2023
Construction and land development
Residential	$61	$—	$12	$—	$—	$73
Commercial	268	—	24	—	—	292
	329	—	36	—	—	365
Commercial real estate
Owner occupied	379	—	18	—	—	397
Non-owner occupied	1,376	—	59	—	—	1,435
Multifamily	44	—	—	—	—	44
Farmland	—	—	3	—	—	3
	1,799	—	80	—	—	1,879
Consumer real estate
Home equity lines	32	—	2	—	—	34
Secured by 1-4 family residential			—
First deed of trust	245	—	24	—	1	270
Second deed of trust	84	—	3	—	5	92
	361	—	29	—	6	396
Commercial and industrial loans
(except those secured by real estate)	673	—	(223)	—	160	610
Student loans	44	—	16	(14)	—	46
Consumer and other	34	—	3	(2)	—	35
Unallocated	16	—	6	—	—	22

	$3,256	$—	$(53)	$(16)	$166	$3,353

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2022
Construction and land development
Residential	$57	$12	$—	$—	$69
Commercial	171	4	—	—	175
	228	16	—	—	244
Commercial real estate
Owner occupied	868	7	—	—	875
Non-owner occupied	1,267	40	—	—	1,307
Multifamily	50	(17)	—	—	33
Farmland	2	(1)	—	—	1
	2,187	29	—	—	2,216
Consumer real estate
Home equity lines	12	—	—	—	12
Secured by 1-4 family residential
First deed of trust	114	13	—	2	129
Second deed of trust	49	(11)	(27)	27	38
	175	2	(27)	29	179
Commercial and industrial loans
(except those secured by real estate)	533	201	(157)	5	582
Student loans	60	9	(2)	—	67
Consumer and other	45	(7)	(1)	—	37
Unallocated	195	(150)	—	—	45

	$3,423	$100	$(187)	$34	$3,370

		Impact of	Provision for
	Beginning	adopting	(Recovery of)			Ending
	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance

Nine Months Ended September 30, 2023
Construction and land development
Residential	$79	$3	$(9)	$—	$—	$73
Commercial	192	34	66	—	—	292
	271	37	57	—	—	365
Commercial real estate
Owner occupied	867	(475)	5	—	—	397
Non-owner occupied	1,289	192	(46)	—	—	1,435
Multifamily	33	7	4	—	—	44
Farmland	—	—	3	—	—	3
	2,189	(276)	(34)	—	—	1,879
Consumer real estate
Home equity lines	11	24	(1)	—	—	34
Secured by 1-4 family residential
First deed of trust	131	76	61	—	2	270
Second deed of trust	43	25	13	—	11	92
	185	125	73	—	13	396
Commercial and industrial loans
(except those secured by real estate)	576	1	(139)	—	172	610
Student loans	52	—	15	(21)	—	46
Consumer and other	37	(5)	5	(2)	—	35
Unallocated	60	(9)	(29)	—	—	22

	$3,370	$(127)	$(52)	$(23)	$185	$3,353

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Nine Months Ended September 30, 2022
Construction and land development
Residential	$57	$12	$—	$—	$69
Commercial	229	(54)	—	—	175
	286	(42)	—	—	244
Commercial real estate
Owner occupied	833	42	—	—	875
Non-owner occupied	1,083	224	—	—	1,307
Multifamily	35	(2)	—	—	33
Farmland	2	(1)	—	—	1
	1,953	263	—	—	2,216
Consumer real estate
Home equity lines	12	(58)	—	58	12
Secured by 1-4 family residential
First deed of trust	123	2	—	4	129
Second deed of trust	47	(312)	(27)	330	38
	182	(368)	(27)	392	179
Commercial and industrial loans
(except those secured by real estate)	486	189	(157)	64	582
Student loans	65	26	(24)	—	67
Consumer and other	29	9	(1)	—	37
Unallocated	422	(377)	—	—	45

	$3,423	$(300)	$(209)	$456	$3,370

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2022
Construction and land development
Residential	$57	$22	$—	$—	$79
Commercial	229	(37)	—	—	192
	286	(15)	—	—	271
Commercial real estate
Owner occupied	833	34	—	—	867
Non-owner occupied	1,083	206	—	—	1,289
Multifamily	35	(2)	—	—	33
Farmland	2	(2)	—	—	—
	1,953	236	—	—	2,189
Consumer real estate
Home equity lines	12	(59)	—	58	11
Secured by 1-4 family residential
First deed of trust	123	3	—	5	131
Second deed of trust	47	(311)	(27)	334	43
	182	(367)	(27)	397	185
Commercial and industrial loans
(except those secured by real estate)	486	180	(157)	67	576
Student loans	65	18	(31)	—	52
Consumer and other	29	10	(2)	—	37
Unallocated	422	(362)	—	—	60

	$3,423	$(300)	$(217)	$464	$3,370

Loans are required to be measured at amortized costs and to be presented at the net amount expected to be collected. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities. Credit losses on available for sale debt securities are accounted for as an allowance for credit losses, which is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value and the amount expected to be collected on the financial assets. The allowance for credit losses on loans, available for sale debt securities and the reserve for unfunded commitments are established through a provision for credit losses charged against earnings. Amounts reported for the nine months ended September 30, 2023 are in accordance with ASC 326, whereas amounts reported for periods prior to January 1, 2023 are presented in accordance with previously applicable GAAP.

The following table presents a breakdown of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended September 30,
	2023	2022
Provision for credit losses:
Provision (recovery) for loans	$(53)	$100
Provision (recovery) for unfunded commitments	53	—
Total	$—	$100

	Nine Months Ended September 30,
	2023	2022
Provision for credit losses:
Provision (recovery) for loans	$(52)	$(300)
Provision (recovery) for unfunded commitments	52	—
Total	$—	$(300)

On January 1, 2023, the Commercial Banking Segment adopted the CECL methodology for estimating credit losses, which resulted in an increase of $150,000 in the allowance for credit losses on January 1, 2023. The allowance for credit losses included an allowance for credit losses on loans of $3.24 million and a reserve for unfunded commitments of $277,000.

As of September 30, 2023, the allowance for credit losses was $3.68 million and included an allowance for credit losses on loans of $3.35 million and a reserve for unfunded commitments of $329,000.

The Company recorded a recovery for credit losses for loans of $52,000 for the nine months ended September 30, 2023, which was the result of loan growth being offset by improved credit metrics as non-performing loans as a percentage of loans decreased from 0.13% at December 31, 2022 to 0.06% at September 30, 2023 and the impact of $162,000 in net-recoveries for the period. The Company recorded a provision for credit losses for unfunded commitments of $52,000 for the nine months ended September 30, 2023, which was driven by an increase in the total balance outstanding at September 30, 2023.

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

The Company recorded a recovery of provision for loan losses expense of $300,000 for the nine month period ended September 30, 2022.  The recovery of provision for the nine month period ended September 30, 2022 was driven by improving macroeconomic conditions and credit quality remaining strong.

Loans were evaluated for credit losses as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Nine Months Ended September 30, 2023
Construction and land development
Residential	$73	$—	$73	$8,848	$—	$8,848
Commercial	292	—	292	47,412	—	47,412
	365	—	365	56,260	—	56,260
Commercial real estate
Owner occupied	397	—	397	121,652	1,714	119,938
Non-owner occupied	1,435	—	1,435	151,445	—	151,445
Multifamily	44	—	44	12,827	—	12,827
Farmland	3	—	3	357	—	357
	1,879	—	1,879	286,281	1,714	284,567
Consumer real estate
Home equity lines	34	—	34	18,299	—	18,299
Secured by 1-4 family residential
First deed of trust	270	—	270	88,182	162	88,020
Second deed of trust	92	—	92	10,533	107	10,426
	396	—	396	117,014	269	116,745
Commercial and industrial loans
(except those secured by real estate)	610	—	610	83,045	97	82,948
Student loans	46	—	46	18,923	—	18,923
Consumer and other	57	—	57	4,578	—	4,578

	$3,353	$—	$3,353	$566,101	$2,080	$564,021

Year Ended December 31, 2022
Construction and land development
Residential	$79	$—	$79	$9,727	$—	$9,727
Commercial	192	—	192	35,400	—	35,400
	271	—	271	45,127	—	45,127
Commercial real estate
Owner occupied	867	2	865	119,643	4,583	115,060
Non-owner occupied	1,289	—	1,289	153,610	312	153,298
Multifamily	33	—	33	11,291	—	11,291
Farmland	—	—	—	73	—	73
	2,189	2	2,187	284,617	4,895	279,722
Consumer real estate
Home equity lines	11	—	11	18,421	300	18,121
Secured by 1-4 family residential			—
First deed of trust	131	6	125	67,495	1,881	65,614
Second deed of trust	43	—	43	7,764	195	7,569
	185	6	179	93,680	2,376	91,304
Commercial and industrial loans
(except those secured by real estate)	576	—	576	90,348	19	90,329
Student loans	52	—	52	20,617	—	20,617
Consumer and other	97	1	96	4,038	21	4,017

	$3,370	$9	$3,361	$538,427	$7,311	$531,116

Note 6 – Deposits

Deposits as of September 30, 2023 and December 31, 2022 were as follows (dollars in thousands):

	September 30, 2023		December 31, 2022
	Amount	%	Amount	%

Demand accounts	$243,390	38.8%	$255,236	40.9%
Interest checking accounts	81,779	13.0%	90,252	14.4%
Money market accounts	210,439	33.6%	179,036	28.6%
Savings accounts	42,367	6.8%	55,695	8.9%
Time deposits of $250,000 and over	11,813	1.9%	4,740	0.8%
Other time deposits	36,986	5.9%	39,784	6.4%

Total	$626,774	100.0%	$624,743	100.0%

Note 7 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $1,447,000 in FHLB stock at September 30, 2023 and $1,223,000 at December 31, 2022, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of commercial and 1-4 family residential loans and investment securities. The Company had FHLB advances of $20,000,000 at September 30, 2023 and December 31, 2022, respectively.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no borrowings against the lines at September 30, 2023 or December 31, 2022.

The Company’s unused lines of credit for future borrowings total approximately $47.3 million at September 30, 2023, which consists of $2.7 million available from the FHLB based on current pledged assets, $15 million on revolving bank line of credit, $2.8 million under secured federal funds agreements with third party financial institutions, and $25 million in repurchase lines of credit with third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank of Richmond or the FHLB above the current lendable collateral value.

Note 8 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a floating rate of interest indexed to the London InterBank Offered Rate (“LIBOR”) (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at September 30, 2023 was 7.81%. As a result of the discontinuation of the 3-month LIBOR on June 30, 2023, the Company replaced the 3-month LIBOR leg of the calculated floating rate with the three-month term Secured Overnight Funding Rate (“SOFR”) plus the applicable tenor spread adjustment for 3-month LIBOR of 0.26161 percent as per the guidelines outlined within the final rulings under the Adjustable Interest

Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at September 30, 2023 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at September 30, 2023 was 7.06%.  As a result of the discontinuation of the 3-month LIBOR on June 30, 2023, the Company replaced the 3-month LIBOR leg of the calculated floating rate with the three-month term SOFR plus the applicable tenor spread adjustment for 3-month LIBOR of 0.26161 percent as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at September 30, 2023 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 9 – Subordinated Debt

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrued interest at a fixed rate of 6.50% for the first five years until March 21, 2023. The subordinated notes have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 3.73%) which adjusts and is also payable quarterly. The interest rate at September 30, 2023 was 9.05%. As a result of the discontinuation of the 3-month LIBOR on June 30, 2023, the Company is replaced the 3-month LIBOR leg of the calculated floating rate with the three-month term SOFR plus the applicable tenor spread adjustment for 3-month LIBOR of 0.26161 percent as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. The carrying value of the notes totaled $5,700,000 and $5,692,000 at September 30, 2023 and December 31, 2022, respectively.

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

The following table summarizes option activity under the Company's stock incentive plans during the indicated periods:

	Nine Months Ended September 30,
	2023				2022
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	14	$25.28	$9.76		734	$25.63	$9.76
Granted	—	—	—		—	—	—
Forfeited	—	—	—		—	—	—
Exercised	—	—	$—		(345)	25.50	9.76
Options outstanding, end of period	14	$25.28	$9.76	$—	389	$25.74	$9.76	$—
Options exercisable, end of period	14				389

During the nine months ended September 30, 2023, we granted certain officers time-based restricted shares of common stock. The time-based restricted shares vest ratably over a three year period provided the officer is employed with the Company on the applicable vesting date.

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

The total number of shares underlying non-vested restricted stock was 21,930 and 16,316 at September 30, 2023 and 2022, respectively.  The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to non-vested share-based compensation arrangements granted under the stock incentive plan as of September 30, 2023 and 2022 was $583,220 and $551,691, respectively. The time-based unrecognized compensation of $371,600 is expected to be recognized over a weighted average period of 1.77 years. For the period ended September 30, 2023, there were no forfeitures, and there were 924 forfeitures of restricted stock and restricted stock units for the period ended September 30, 2022.

A summary of changes in the Company’s non-vested restricted stock and restricted stock unit awards for the nine months ended September 30, 2023 follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair-Value	Value

December 31, 2022	28,296	$46.60	$1,290,298
Granted	370	52.00	16,872
Vested	(8,221)	30.60	(374,878)
Forfeited	—	—	—
Other (1)	1,485	29.00	67,716
September 30, 2023	21,930	$51.50	$1,000,008
(1)	Represents the incremental increase in shares that vested based on the restricted stock units vesting at the maximum potential value as opposed to the targeted value of the award.

Stock-based compensation expense was approximately $358,000 and $272,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (in thousands):

	Fair Value Measurement
	at September 30, 2023 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government Agencies	$20,449	$—	$20,449	$—
Mortgage-backed securities	71,591	—	71,591	—
Municipals	1,543	—	1,543	—
Subordinated debt	10,463	—	9,963	500
Loans held for sale	5,425	—	5,425	—
IRLC	183	—	183	—

Financial Liabilities - Recurring
Forward sales commitment	262	—	262	—

	Fair Value Measurement
	at December 31, 2022 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government Agencies	$60,902	$—	$60,902	$—
Mortgage-backed securities	60,560	—	60,560	—
Municipals	1,550	—	1,550	—
Subordinated debt	10,841	—	8,841	2,000
Loans held for sale	2,268	—	2,268	—
IRLC	142	—	142	—

Financial Liabilities - Recurring
Forward sales commitment	207	—	207	—

There were no Level 3 fair value measurements for financial instruments measured on a non-recurring basis at fair value at September 30, 2023 and December 31, 2022.

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

		September 30,		December 31,
		2023		2022
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial assets
Cash	Level 1	$14,055	$14,055	$12,062	$12,062
Cash equivalents	Level 2	5,276	5,276	4,616	4,616
Investment securities available for sale	Level 2	103,546	103,546	131,853	131,853
Investment securities available for sale	Level 3	500	500	2,000	2,000
Federal Home Loan Bank stock	Level 2	1,447	1,447	1,223	1,223
Loans held for sale	Level 2	5,425	5,425	2,268	2,268
Loans	Level 3	566,101	535,409	538,427	521,150
Bank owned life insurance	Level 2	13,031	13,031	12,798	12,798
Accrued interest receivable	Level 2	3,536	3,536	3,651	3,651
Interest rate lock commitments	Level 2	183	183	142	142

Financial liabilities
Deposits	Level 2	626,774	626,916	624,743	625,037
FHLB borrowings	Level 2	20,000	19,740	20,000	20,000
Trust preferred securities	Level 2	8,764	8,926	8,764	7,066
Other borrowings	Level 2	5,700	5,700	5,692	5,692
Accrued interest payable	Level 2	213	213	70	70
Forward sales commitment	Level 2	262	262	207	207

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

The following table presents segment information as of and for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended September 30, 2023

Revenues
Interest income	$8,334	$128	$—	$8,462
Mortgage banking income, net	—	570	(81)	489
Other revenues	871	—	(43)	828
Total revenues	9,205	698	(124)	9,779

Expenses
Recovery of provision for credit losses	—	—	—	—
Interest expense	2,348	—	—	2,348
Salaries and benefits	2,611	699	—	3,310
Loss on sale of investment securities, net	4,986	—	—	4,986
Other expenses	2,279	287	(124)	2,442
Total operating expenses	12,224	986	(124)	13,086

Loss before income taxes	(3,019)	(288)	—	(3,307)
Income tax benefit	(693)	(61)	—	(754)
Net loss	$(2,326)	$(227)	$—	$(2,553)

Total assets	$738,452	$17,151	$(28,099)	$727,504
				—

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended September 30, 2022

Revenues
Interest income	$6,885	$70	$—	$6,955
Mortgage banking income, net	—	999	(26)	973
Other revenues	822	—	(45)	777
Total revenues	7,707	1,069	(71)	8,705

Expenses
Recovery of provision for loan losses	100	—	—	100
Interest expense	420	—	—	420
Salaries and benefits	2,646	800	—	3,446
Other expenses	1,853	296	(71)	2,078
Total operating expenses	5,019	1,096	(71)	6,044

Income (loss) before income taxes	2,688	(27)	—	2,661
Income tax expense (benefit)	514	(6)	—	508
Net income (loss)	$2,174	$(21)	$—	$2,153

Total assets	$755,071	$18,281	$(30,649)	$742,703

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Nine Months Ended September 30, 2023

Revenues
Interest income	$23,876	$268	$—	$24,144
Mortgage banking income, net	—	1,718	(365)	1,353
Other revenues	2,572	—	(130)	2,442
Total revenues	26,448	1,986	(495)	27,939

Expenses
Recovery of provision for credit losses	—	—	—	—
Interest expense	5,541	—	—	5,541
Salaries and benefits	8,048	2,125	—	10,173
Loss on sale of investment securities, net	4,986	—	—	4,986
Other expenses	6,809	854	(495)	7,168
Total operating expenses	25,384	2,979	(495)	27,868

Income (loss) before income taxes	1,064	(993)	—	71
Income tax expense (benefit)	54	(209)	—	(155)
Net income (loss)	$1,010	$(784)	$—	$226

Total assets	$738,452	$17,151	$(28,099)	$727,504

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Nine Months Ended September 30, 2022

Revenues
Interest income	$19,762	$192	$—	$19,954
Mortgage banking income, net	—	3,026	(84)	2,942
Other revenues	2,510	—	(64)	2,446
Total revenues	22,272	3,218	(148)	25,342

Expenses
Recovery of provision for loan losses	(300)	—	—	(300)
Interest expense	1,238	—	—	1,238
Salaries and benefits	7,900	2,494	—	10,394
Other expenses	5,610	935	(148)	6,397
Total operating expenses	14,448	3,429	(148)	17,729

Income (loss) before income taxes	7,824	(211)	—	7,613
Income tax expense (benefit)	1,514	(44)	—	1,470
Net income (loss)	$6,310	$(167)	$—	$6,143

Total assets	$755,071	$18,281	$(30,649)	$742,703

Note 13 – Shareholders’ Equity and Regulatory Matters

Accumulated Other Comprehensive Loss

The following table presents the change in accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022 and is summarized as follows, net of tax (dollars in thousands):

	Unrealized	Defined
	(Losses on AFS	Benefit
	Securities	Plan	Total

Accumulated other comprehensive loss June 30, 2023	$(10,417)	$(14)	$(10,431)
Other comprehensive (loss) income
Other comprehensive loss before reclassification	(1,570)	2	(1,568)
Amounts reclassifed from AOCI into earnings	3,939	-	3,939
Net current period other comprehensive income	2,369	2	2,371
Accumulated other comprehensive loss September 30, 2023	$(8,048)	$(12)	$(8,060)

	Unrealized	Defined
	(Losses on AFS	Benefit
	Securities	Plan	Total

Accumulated other comprehensive loss December 31, 2022	$(10,863)	$(18)	$(10,881)
Other comprehensive (loss) income
Other comprehensive loss before reclassification	(1,124)	6	(1,118)
Amounts reclassifed from AOCI into earnings	3,939	-	3,939
Net current period other comprehensive income	2,815	6	2,821
Accumulated other comprehensive loss September 30, 2023	$(8,048)	$(12)	$(8,060)

	Unrealized	Defined
	(Losses on AFS	Benefit
	Securities	Plan	Total

Accumulated other comprehensive loss June 30, 2022	$(7,856)	$(23)	$(7,879)
Other comprehensive (loss) income
Other comprehensive loss before reclassification	(3,691)	2	(3,689)
Amounts reclassifed from AOCI into earnings	-	-	-
Net current period other comprehensive income	(3,691)	2	(3,689)
Accumulated other comprehensive loss September 30, 2022	$(11,547)	$(21)	$(11,568)

	Unrealized	Defined
	(Losses on AFS	Benefit
	Securities	Plan	Total

Accumulated other comprehensive loss December 31, 2021	$(717)	$(27)	$(744)
Other comprehensive (loss) income
Other comprehensive loss before reclassification	(10,830)	6	(10,824)
Amounts reclassifed from AOCI into earnings	-	-	-
Net current period other comprehensive income	(10,830)	6	(10,824)
Accumulated other comprehensive loss September 30, 2022	$(11,547)	$(21)	$(11,568)

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

The Basel III Capital Rules require banks to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).  The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of September 30, 2023, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950.  To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%.  As of September 30, 2023, the Bank exceeded the minimum ratios to be classified as well capitalized.

The capital amounts and ratios at September 30, 2023 and December 31, 2022 for the Bank are presented in the table below (dollars in thousands):

			Minimum Capital
			Requirements
	Actual		Including Conservation Buffer (1)		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2023
Total capital (to risk- weighted assets) Village Bank	$85,021	14.19%	$62,912	10.50%	$59,917	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	81,339	13.58%	50,929	8.50%	47,933	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	81,339	10.74%	30,280	4.00%	37,850	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	81,339	13.58%	41,942	7.00%	38,032	6.50%

December 31, 2022
Total capital (to risk- weighted assets) Village Bank	$84,982	14.81%	$60,267	10.50%	$57,398	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	81,612	14.22%	48,788	8.50%	45,918	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	81,612	10.95%	29,805	4.00%	37,256	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	81,612	14.22%	40,178	7.00%	37,308	6.50%

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

At September 30, 2023 and December 31, 2022, the Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	September 30,	December 31,
	2023	2022

Undisbursed credit lines	$138,311	$119,454
Commitments to extend or originate credit	10,166	9,899
Standby letters of credit	1,164	922

Total commitments to extend credit	$149,641	$130,275

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

Note 15 – Mortgage Banking and Derivatives

Loans held for sale. The Company, through the Bank’s mortgage banking subsidiary, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. The Company’s portfolio of loans held for sale (“LHFS”) is accounted for in accordance with ASC 820 - Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business and totaled $5.4 million as of September 30, 2023, of which $5.4 million is related to unpaid principal, and totaled $2.3 million as of December 31, 2022, of which $2.2 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments. The Company, through the Bank’s mortgage banking subsidiary, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation.  The Company determines the fair value of IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at September 30, 2023, and totaled $183,000, with a notional amount of $10.2 million and total positions of 41, and was reported in “Other Assets” at December 31, 2022, and totaled $142,000 with a notional amount of $9.9 million and total positions of 31. Changes in fair value are recorded as a component of mortgage banking income, net in the Consolidated Income Statement for the period ended

September 30, 2023 and 2022. The Company’s IRLCs are classified as Level 2. At September 30, 2023 and December 31, 2022, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b).  The fair value of forward sales commitments is reported in “Other Liabilities” in the Consolidated Balance Sheet at September 30, 2023, and totaled $262,000 with a notional amount of $15.6 million and total positions of 60 and was reported in “Other Liabilities” at December 31, 2022, and totaled $207,000, with a notional amount of $12.1 million and total positions of 38.

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

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the LIBOR would cease being published. In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of LIBOR to June 30, 2023.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

●	changes in assumptions underlying the establishment of allowances for credit losses, and other estimates;
●	the risks of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
●	the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s or banking industry’s reputation becomes damaged;
●	the effects of future economic, business and market conditions;
●	legislative and regulatory changes, including the Dodd-Frank Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverages;
●	our inability to maintain our regulatory capital position;
●	the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions despite security measures implemented by the Company;
●	changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, and soundness of other financial institutions with which we do business;
●	risks inherent in making loans such as repayment risks and fluctuating collateral values;
●	changes in operations of Village Bank Mortgage Corporation as a result of the activity in the residential real estate market;
●	exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;
●	governmental monetary and fiscal policies;
●	geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
●	changes in accounting policies, rules and practices;
●	reliance on our management team, including our ability to attract and retain key personnel;
●	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
●	demand, development and acceptance of new products and services;
●	problems with technology utilized by us;
●	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events;
●	the impact of the COVID-19 pandemic, including the adverse impact on our business and operations and on our customers;
●	changing trends in customer profiles and behavior; and
●	other factors described from time to time in our reports filed with the SEC.

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

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at September 30, 2023 and December 31, 2022 and the results of operations for the Company for the three and nine months ended September 30, 2023 and 2022. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended September 30, 2023, the Company had a net loss of $2,553,000, or $(1.72) per fully diluted share, compared to net income of $2,153,000, or $1.46 per fully diluted share, for the same period in 2022. For the nine months ended September 30, 2023, the Company had net income of $226,000 or $0.15 per fully diluted share, compared to net income of $6,143,000 or $4.16 per fully diluted share, for the same period in 2022.

On January 1, 2023, the Commercial Banking Segment adopted the CECL methodology for estimating credit losses, which resulted in an increase of $150,000 in the allowance for credit losses on January 1, 2023 to $3.52 million. The allowance for credit losses included an allowance for credit losses on loans of $3.24 million and a reserve for unfunded commitments of $277,000.

As of September 30, 2023, the allowance for credit losses was $3.68 million and included an allowance for credit losses on loans of $3.35 million and a reserve for unfunded commitments of $329,000.

During the three months ended September 30, 2023, the Company executed a securities repositioning and balance sheet deleveraging strategy by selling available for sale securities with a total book value of $55,195,000 and a weighted average yield of 1.48% at a pre-tax loss of $4,986,000. The net proceeds from the sale were used to reduce FHLB borrowings by $15.0 million costing 5.57% and the remaining funds were reinvested back into the securities portfolio with a weighted average yield of 5.48%, with a duration of 3.4 years, and a weighted average life of 5.0 years. The transaction was structured to improve the forward run rate on earnings, add interest rate risk protection to a higher level for longer and potential down rate environments, while improving tangible common equity and maintaining our strong liquidity position. The Company projects the transaction to be 19.5% accretive to earnings per share, 39 basis points accretive to net interest margin, 24 basis points accretive to return on assets, 217 basis points accretive to return on tangible common equity and 20 basis points accretive to tangible common equity to assets ratio, with a projected short earnback period of just over 2.5 years.

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

	For the Three Months Ended September 30,
	2023	2022	Change

	(dollars in thousands)
Average interest-earning assets	$700,657	$700,755	$(98)
Interest income	$8,461	$6,955	$1,506
Yield on interest-earning assets	4.79%	3.94%	0.85%
Average interest-bearing liabilities	$430,433	$406,837	$23,596
Interest expense	$2,347	$420	$1,927
Cost of interest-bearing liabilities	2.16%	0.41%	1.75%
Net interest income	$6,114	$6,535	$(421)
Net interest margin	3.46%	3.70%	(0.24)%

The following are variances of note for the three months ended September 30, 2023 compared to the three months ended September 30, 2022:

●NIM compressed by 24 basis points to 3.46% for the three months ended September 30, 2023 compared to 3.70% for the three months ended September 30, 2022. The compression was driven by the following:
o	The yield on our earning assets increased by 85 basis points, 4.79% as of the three months ended September 30, 2023 compared to 3.94% as of the three months ended September 30, 2022. The increase in our yield on earning assets continues to be a result of improvement in our earning asset mix as well as the impact of the rise in interest rates during 2022 and 2023. We expect to see continued improvement in the yield on earning assets as a portion of our securities portfolio continues to mature over the next several quarters and those lower yielding assets are re-deployed in higher earning assets and as a result of the impact of the balance sheet repositioning completed during the quarter.

o	The cost of interest bearing liabilities increased by 175 basis points to 2.16% for the three months ended September 30, 2023 compared to 0.41% for the three months ended September 30, 2022. The increase in our cost of interest bearing liabilities continues to be driven by an increase in the rate paid on variable rate debt and market pressures on deposit rates. The rate paid on money market deposit accounts increased 200 basis points to 2.22% for the three months ended September 30, 2023 compared to 0.22% for the three months ended September 30, 2022. Average FHLB borrowings increased by $40.1 million, from the three months ended September 30, 2022, with a weighted average cost of 4.76% during the three months ended September 30, 2023. FHLB borrowings, with a weighted average cost of 5.57%, decreased by $25 million during the three months ended September 30, 2023, as a result of $10.0 million in paydowns from the usage of funds received on investment securities maturities and $15.0 million in paydowns from the balance sheet repositioning strategy mentioned earlier. These paydowns will begin to have a significant impact on interest expense during the fourth quarter of 2023.

o	While the rate paid on interest bearing liabilities increased by 175 basis points for the three months ended September 30, 2023, overall cost of funds increased by 113 basis points, 1.37% for the three months ended September 30, 2023 vs. 0.24% for the three months ended September 30, 2022. The lower increase in cost of funds was driven by our strong non-interest bearing deposits level, which remained near 39% of our deposit base.

	For the Nine Months Ended September 30,
	2023	2022	Change

	(dollars in thousands)
Average interest-earning assets	$692,961	$705,935	$(12,974)
Interest income	$24,144	$19,954	$4,190
Yield on interest-earning assets	4.66%	3.78%	0.88%
Average interest-bearing liabilities	$421,135	$408,150	$12,985
Interest expense	$5,541	$1,238	$4,303
Cost of interest-bearing liabilities	1.76%	0.41%	1.35%
Net interest income	$18,603	$18,716	$(113)
Net interest margin	3.59%	3.54%	0.05%

The following are variances of note for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

●	NIM expanded by five basis points to 3.59% for the nine months ended September 30, 2023 compared to 3.54% for the nine months ended September 30, 2022. The expansion was driven by the following:

o	The yield on our earning assets increased by 88 basis points, 4.66% for the nine months ended September 30, 2023 compared to 3.78% for the nine months ended September 30, 2022. The increase in our yield on earning assets continues to be a result of improvement in our earning asset mix as well as the impact of the rise in interest rates during 2022 and 2023. We expect to see continued improvement in the yield on earning assets as a portion of our securities portfolio continues to mature over the next several quarters and those lower yielding assets are re-deployed in higher earning assets and as a result of the impact of the balance sheet repositioning completed during the period.

o	Total Paycheck Protection Program (“PPP”) income recorded by the Commercial Banking Segment was $8,400 for the nine months ended September 30, 2023 compared to $1,054,000 for the nine months ended September 30, 2022.

o	The cost of interest bearing liabilities increased by 135 basis points to 1.76% for the nine months ended September 30, 2023 compared to 0.41% for the nine months ended September 30, 2022. The increase in our cost of interest bearing liabilities was driven by an increase in the rate paid on variable rate debt and continued market pressures on deposit rates. Average borrowings increased by approximately $37.8 million, from the nine months ended September 30, 2022, with a weighted average cost of 4.72% during the nine months ended September 30, 2023. The rate paid on money market deposit accounts increased 148 basis points to 1.70% for the nine months ended September 30, 2023 compared to 0.22% for the nine months ended September 30, 2022. While we expect there will be continued pressure on our funding base, we anticipate the velocity of those increases to be lower going into 2024.

o	While the rate paid on interest bearing liabilities increased by 135 basis points for the nine months ended September 30, 2023, overall cost of funds increased by 87 basis points, 1.11% for the nine months ended September 30, 2023 vs. 0.24% for the nine months ended September 30, 2022. The lower increase in cost of funds was driven by our strong non-interest bearing deposits level, which remained near 40% of our deposit base.

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

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
		Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$87,726	$1,343	6.07%	$86,757	$1,055	4.82%
Real estate - residential	110,784	1,621	5.81%	91,071	1,091	4.75%
Real estate - commercial	283,169	3,384	4.74%	290,769	3,282	4.48%
Real estate - construction	52,545	700	5.29%	38,728	412	4.22%
Student loans	19,964	307	6.10%	23,062	252	4.34%
Consumer	4,122	88	8.47%	4,004	48	4.76%
Loans net of deferred fees	558,310	7,443	5.29%	534,391	6,140	4.56%
Loans held for sale	7,953	128	6.39%	5,239	70	5.30%
Investment securities	124,780	745	2.37%	130,288	559	1.70%
Federal funds and other	9,614	146	6.02%	30,837	186	2.39%
Total interest earning assets	700,657	8,462	4.79%	700,755	6,955	3.94%
Allowance for loan losses	(3,298)			(3,329)
Cash and due from banks	12,507			17,828
Premises and equipment, net	11,932			11,681
Other assets	23,354			22,383
Total assets	$745,152			$749,318

Interest bearing deposits
Interest checking	$78,496	$133	0.67%	$87,371	$27	0.12%
Money market	201,732	1,131	2.22%	196,469	110	0.22%
Savings	42,616	16	0.15%	51,391	20	0.15%
Certificates	52,744	283	2.13%	57,163	83	0.58%
Total deposits	375,588	1,563	1.65%	392,394	240	0.24%
Borrowings
Long-term debt - trust
preferred securities	8,764	161	7.29%	8,764	80	3.62%
FHLB advances	40,109	488	4.76%	—	—	—
Subordinated debt, net	5,700	134	9.33%	5,679	100	6.99%
Other borrowings	272	2	2.92%	—	—	—%
Total interest bearing liabilities	430,433	2,348	2.16%	406,837	420	0.41%
Noninterest bearing deposits	247,819			277,758
Other liabilities	2,890			3,260
Total liabilities	681,142			687,855
Equity capital	64,010			61,463
Total liabilities and capital	$745,152			$749,318

Net interest income before provision for loan losses		$6,114			$6,535
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			2.63%			3.53%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.46%			3.70%

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
		Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$88,833	$3,931	5.92%	$85,429	$3,682	5.76%
Real estate - residential	102,237	4,365	5.71%	91,475	2,932	4.29%
Real estate - commercial	282,687	9,944	4.70%	278,196	9,379	4.51%
Real estate - construction	49,603	1,851	4.99%	41,057	1,048	3.41%
Student loans	20,106	1,006	6.69%	24,293	729	4.01%
Consumer	4,244	233	7.34%	3,609	139	5.15%
Loans net of deferred fees	547,710	21,330	5.21%	524,059	17,909	4.57%
Loans held for sale	5,675	269	6.34%	5,854	192	4.39%
Investment securities	131,483	2,192	2.23%	125,447	1,535	1.64%
Federal funds and other	8,093	353	5.83%	50,575	318	0.84%
Total interest earning assets	692,961	24,144	4.66%	705,935	19,954	3.78%
Allowance for loan losses	(3,276)			(3,490)
Cash and due from banks	11,897			17,858
Premises and equipment, net	11,854			11,716
Other assets	23,499			20,000
Total assets	$736,935			$752,019

Interest bearing deposits
Interest checking	$80,859	$297	0.49%	$86,679	$80	0.12%
Money market	191,513	2,438	1.70%	194,635	321	0.22%
Savings	45,229	52	0.15%	50,701	59	0.16%
Certificates	51,286	585	1.53%	61,700	295	0.64%
Total deposits	368,887	3,372	1.22%	393,715	755	0.26%
Borrowings
Long-term debt - trust
preferred securities	8,764	447	6.82%	8,764	181	2.76%
FHLB advances	37,509	1,347	4.74%	—	—	—
Subordinated debt, net	5,698	366	8.59%	5,671	302	7.12%
Other borrowings	277	9	4.34%	—	—	—%
Total interest bearing liabilities	421,135	5,541	1.76%	408,150	1,238	0.41%
Noninterest bearing deposits	249,051			276,662
Other liabilities	3,010			5,203
Total liabilities	673,196			690,015
Equity capital	63,739			62,004
Total liabilities and capital	$736,935			$752,019

Net interest income before provision for loan losses		$18,603			$18,716
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			2.90%			3.37%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.59%			3.54%

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

As of September 30, 2023, the allowance for credit losses was $3.68 million and included an allowance for credit losses on loans of $3.35 million and a reserve for unfunded commitments of $329,000.

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

The Company recorded a recovery of credit losses for loans of $53,000 for the three months ended September 30, 2023, which was due to improved credit metrics and the impact of $150,000 in net-recoveries for the period. The Company recorded a provision for credit losses for unfunded commitments of $53,000 for the three months ended September 30, 2023, which was driven by an increase in the total balance outstanding at September 30, 2023.

The Company recorded a recovery for credit losses for loans of $52,000 for the nine months ended September 30, 2023, which was the result of loan growth being offset by improved credit metrics as non-performing loans as a percentage of loans decreased from 0.13% at December 31, 2022 to 0.06% at September 30, 2023 and the impact of $162,000 in net-recoveries for the period. The Company recorded a provision for credit losses for unfunded commitments of $52,000 for the nine months ended September 30, 2023, which was driven by an increase in the total balance outstanding at September 30, 2023.

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

The Company recorded a provision for loan loss expense of $100,000 for the three months ended September 30, 2022. The provision expense for three months ended September 30, 2022 was due to growth in the overall loan portfolio as well as the impact of the $153,000 net charge-offs during the quarter. While current economic challenges due to higher inflation and the speed at which interest rates are rising remain risks to credit quality, we believe our current level of allowance for loan losses is sufficient.

The Company recorded a recovery of provision for loan loss expense of $300,000 for the nine months ended September 30, 2022. The recovery of provision for loan loss expense during the nine months ended September 30, 2022 resulted from reductions in the qualitative factors driven by improving economic factors, improved credit metrics, and reductions in loan deferrals. While current economic challenges due to higher inflation and the speed at which interest rates are rising remain risks to credit quality, we believe our current level of allowance for loan losses is sufficient.

For more financial data and other information about the allowance for credit losses refer to section, “Balance Sheet Analysis” under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 5 “Loans and allowance for credit losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, mortgage banking income, net, and gains and losses on securities available for sale. The most significant noninterest income item has historically been mortgage banking income, net, representing 37% and 56%, excluding loss on sale of investments securities, for the three month periods ended September 30, 2023 and 2022, respectively.  Service charges and fees represent 53% and 38%, excluding loss on sale of investments securities, of net interest income for the three month periods ended September 30, 2023 and 2022, respectively.

	For the Three Months Ended
	September 30,		Change
	2023	2022	$	%

	(dollars in thousands)
Service charges and fees	$694	$670	$24	3.6%
Mortgage banking income, net	489	973	(484)	(49.7)%
Loss on sale of investment securities	(4,986)	—	(4,986)	100.0
Other	134	107	27	25.2%
Total noninterest income	$(3,669)	$1,750	$(5,419)	(309.7)%

The decrease in noninterest income of $5,419,000 for the three months ended September 30, 2023, was the result of the following:

●	The $4,986,000 loss on sale of investment securities was the result of the balance sheet reposition strategy noted earlier.
●	The $484,000 decrease in mortgage banking income, net was the result of lower mortgage originations of $26,636,000 for the three months ended September 30, 2023, down 37.6% from $42,665,000 for the three months ended September 30, 2022. The drop in mortgage originations during the three months ended September 30, 2023 continues to be the result of the sharp rise in mortgage rates during 2022 and 2023 and the historically low inventory of homes for sale.

	For the Nine Months Ended
	September 30,		Change
	2023	2022	$	%

	(dollars in thousands)
Service charges and fees	$2,074	$1,960	$114	5.8%
Mortgage banking income, net	1,353	2,942	(1,589)	(54.0)%
Loss on sale of investment securities	(4,986)	—	(4,986)	100.0%
Gain on sale of SBA loans	—	79	(79)	100.0%
Other	368	336	32	9.5%
Total noninterest income	$(1,191)	$5,317	$(6,508)	(122.4)%

The decrease in noninterest income of $6,508,000 for the nine months ended September 30, 2023, was the result of the following:

●	The $4,986,000 loss on sale of investment securities was the result of the balance sheet reposition strategy noted earlier.
●	The $114,000 increase in service charges and fees was driven by strong consumer and business spending during the nine months ended September 30, 2023.
●	The $1,589,000 decrease in mortgage banking income, net was the result of lower mortgage originations of $90,429,000 for the nine months ended September 30, 2023, down 34.94% from $138,928,000 for the nine months ended September 30, 2022. The drop in mortgage originations during the nine months ended September 30, 2023, continues to be the result of the sharp rise in mortgage rates and the historically low inventory of homes for sale.
●The gain on sale of SBA loans decreased as a result of the Company making the strategic decision to hold on to new SBA production for the nine months ended September 30, 2023 as the premiums associated with the sale of the guaranteed strips did not warrant selling the guaranteed strips.

Noninterest expense

	For the Three Months Ended
	September 30,		Change
	2023	2022	$	%

	(dollars in thousands)
Salaries and benefits	$3,310	$3,446	$(136)	(3.9)%
Occupancy	314	305	9	3.0%
Equipment	288	260	28	10.8%
Supplies	35	46	(11)	(23.9)%
Professional and outside services	894	655	239	36.5%
Advertising and marketing	89	67	22	32.8%
FDIC insurance premium	81	64	17	26.6%
Other operating expense	741	681	60	8.8%
Total noninterest expense	$5,752	$5,524	$228	4.1%

The increase in noninterest expense of $288,000 for the three months ended September 30, 2023, was the result of the following:

●	The $136,000 decrease in salaries and benefits expense was driven primarily by lower expenses related to the decreased mortgage production for the three months ended September 30, 2023.
●	Professional and outside expense increased by $239,000 as a result of increased costs associated with data processing and the rollout of our updated online and mobile banking platform during the latter half of 2022.
●	Other operating expense increased $60,000 primarily as a result of an increase in check and card fraud during the three months ended September 30, 2023.

	For the Nine Months Ended
	September 30,		Change
	2023	2022	$	%

	(dollars in thousands)
Salaries and benefits	$10,173	$10,394	$(221)	(2.1)%
Occupancy	932	919	13	1.4%
Equipment	854	818	36	4.4%
Supplies	119	120	(1)	(0.8)%
Professional and outside services	2,543	2,118	425	20.1%
Advertising and marketing	340	271	69	25.5%
FDIC insurance premium	215	187	28	15.0%
Other operating expense	2,165	1,893	272	14.4%
Total noninterest expense	$17,341	$16,720	$621	3.7%

The increase in noninterest expense of $621,000 for the nine months ended September 30, 2023, was the result of the following:

●	The $221,000 decrease in salaries and benefits expense was driven primarily by lower expenses related to the decreased mortgage production for the nine months ended September 30, 2023.
●	Professional and outside expense increased by $425,000 as a result of increased costs associated with data processing and the rollout of our updated online and mobile banking platform during the latter half of 2022.
●	Other operating expense increased $272,000 primarily as a result of an increase in check and card fraud during the nine months ended September 30, 2023.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent differences and available tax credits. Income tax benefit for the three and nine months ended September 30, 2023, was $754,000 and $155,000, respectively, resulting in an effective tax rate of 22.8% and 217.99%, respectively, compared to income tax expense of $508,000 and $1,470,000, or 19.1% and 19.3%, respectively, for the same periods in 2022. The decrease in the effective tax rate was primarily related to an increase in the tax credit received related to state taxes attributed to the Company and the Mortgage Banking Segment as well as the impact of permanent difference related to the cash surrender value on bank owned life insurance. The Bank is not subject to Virginia income taxes, and instead is subject to a franchise tax based on bank capital.

Balance Sheet Analysis

Investment securities

At September 30, 2023 and December 31, 2022, all of our investment securities were classified as available for sale.

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

Approximately 81.1% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. Approximately 3.3% of the loan portfolio consists of rehabilitated student loans purchased by the Bank from 2014 to 2017 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 14.7% of all loans.  Loans in this category are typically made to individuals and small and medium-sized businesses, and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property.  The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.  The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

Loans classified by type as of September 30, 2023 and December 31, 2022 are as follows (dollars in thousands):

	September 30, 2023		December 31, 2022
	Amount	%	Amount	%
Construction and land development
Residential	$8,848	1.56%	$9,727	1.81%
Commercial	47,412	8.38%	35,400	6.57%
	56,260	9.94%	45,127	8.38%
Commercial real estate
Owner occupied	121,652	21.49%	119,643	22.22%
Non-owner occupied	151,445	26.75%	153,610	28.53%
Multifamily	12,827	2.27%	11,291	2.10%
Farmland	357	0.06%	73	0.01%
	286,281	50.57%	284,617	52.86%
Consumer real estate
Home equity lines	18,299	3.23%	18,421	3.42%
Secured by 1-4 family residential,
First deed of trust	88,182	15.58%	67,495	12.54%
Second deed of trust	10,533	1.86%	7,764	1.44%
	117,014	20.67%	93,680	17.40%
Commercial and industrial loans
(except those secured by real estate)	83,045	14.67%	90,348	16.78%
Guaranteed student loans	18,923	3.34%	20,617	3.83%
Consumer and other	4,578	0.81%	4,038	0.75%

Total loans	566,101	100.00%	538,427	100.00%
Deferred fees and costs, net	701		588
Less: allowance for credit losses	(3,353)		(3,370)
	$563,449		$535,645

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

As of September 30, 2023, the allowance for credit losses was $3.68 million and included an allowance for credit losses on loans of $3.35 million and a reserve for unfunded commitments of $329,000.

We monitor and maintain an allowance for credit losses to absorb expected credit losses inherent in the loan portfolio. The following table presents the loan loss experience for the period indicated (dollars in thousands).

			Provision for
		Impact of	(Recovery of)					Ratio of Net
	Beginning	adopting	Credit Losses			Ending	Average	(Charge-offs) to
	Balance	ASC 326	on Loans	Charge-offs	Recoveries	Balance	Loans	Average Loans
Nine Months Ended September 30, 2023
Construction and land development
Residential	$79	$3	$(9)	$—	$—	$73	$7,658	—%
Commercial	192	34	66	—	—	292	41,946	—%
	271	37	57	—	—	365	49,604	—%
Commercial real estate
Owner occupied	867	(475)	5	—	—	397	117,730	—%
Non-owner occupied	1,289	192	(46)	—	—	1,435	152,610	—%
Multifamily	33	7	4	—	—	44	12,222	—%
Farmland	—	—	3	—	—	3	124	—%
	2,189	(276)	(34)	—	—	1,879	282,686	—%
Consumer real estate
Home equity lines	11	24	(1)	—	—	34	17,794	—%
Secured by 1-4 family residential
First deed of trust	131	76	61	—	2	270	75,378	0.00%
Second deed of trust	43	25	13	—	11	92	9,064	0.12%
	185	125	73	—	13	396	102,236	0.01%
Commercial and industrial loans
(except those secured by real estate)	576	1	(139)	—	172	610	88,833	0.19%
Student loans	52	—	15	(21)	—	46	20,106	(0.10)%
Consumer and other	37	(5)	5	(2)	—	35	4,245	(0.05)%
Unallocated	60	(9)	(29)	—	—	22	—	—%

	$3,370	$(127)	$(52)	$(23)	$185	$3,353	$547,710	0.03%

The following table summarizes the activity in the allowance for loan and lease losses prior to the adoption of ASC 326 (dollars in thousands).

		Provision for					Ratio of Net
	Beginning	(Recovery of)			Ending	Average	(Charge-offs) to
	Balance	Loan Losses	Charge-offs	Recoveries	Balance	Loans	Average Loans
Year Ended December 31, 2022
Construction and land development
Residential	$57	$22	$—	$—	$79	$7,269	—%
Commercial	229	(37)	—	—	192	33,767	—%
	286	(15)	—	—	271	41,036	—%
Commercial real estate
Owner occupied	833	34	—	—	867	121,507	—%
Non-owner occupied	1,083	206	—	—	1,289	143,941	—%
Multifamily	35	(2)	—	—	33	13,409	—%
Farmland	2	(2)	—	—	—	656	—%
	1,953	236	—	—	2,189	279,513	—%
Consumer real estate
Home equity lines	12	(59)	—	58	11	19,371	0.30%
Secured by 1-4 family residential
First deed of trust	123	3	—	5	131	62,214	0.01%
Second deed of trust	47	(311)	(27)	334	43	10,044	3.06%
	182	(367)	(27)	397	185	91,629	0.40%
Commercial and industrial loans
(except those secured by real estate)	486	180	(157)	67	576	87,882	(0.10)%
Student loans	65	18	(31)	—	52	23,601	(0.13)%
Consumer and other	29	10	(2)	—	37	3,709	(0.05)%
Unallocated	422	(362)	—	—	60	—	—%

	$3,423	$(300)	$(217)	$464	$3,370	$527,370	0.05%

For more financial data and other information about loans refer to Note 5 “Loans and allowance for credit losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2023	2022
Nonaccrual loans	$299	$654
Foreclosed properties	—	—
Total nonperforming assets	$299	$654

Restructured loans (not included in nonaccrual loans above)	$—	$5,088

Loans past due 90 days and still accruing (1)	$2,398	$1,725

Nonaccrual loans to total loans (2)	0.05%	0.12%

Nonperforming assets to loans (2)	0.05%	0.12%

Nonperforming assets to total assets	0.04%	0.09%

Allowance for credit losses on loans to
Loans, net of deferred fees and costs	0.59%	0.63%
Loans, net of deferred fees and costs (excluding guaranteed loans)	0.61%	0.65%
Nonaccrual loans	1,121.40%	515.29%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

Nonperforming assets totaled $299,000 at September 30, 2023 compared to $654,000 at December 31, 2022.  Nonperforming assets, consisting solely of nonaccrual loans, totaled $299,000 at September 30, 2023, compared to $654,000 at December 31, 2022.

The following table presents an analysis of the changes in nonperforming assets for the nine months ended September 30, 2023 (in thousands):

	Nonaccrual
	Loans	OREO	Total
Balance December 31, 2022	$654	$—	$654
Additions	16	—	16
Loans placed back on accrual	(300)	—	(300)
Repayments	(71)	—	(71)
Charge-offs	—	—	—
Balance September 30, 2023	$299	$—	$299

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

There were no individual allowances associated with the total nonaccrual loans of $299,000 and $654,000 at September 30, 2023 and December 31, 2022, respectively, that were considered individually evaluated.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $83,000 and $84,000 for the nine months ended September 30, 2023 and 2022, respectively. Student loans totaling $2,398,000 and $1,725,000 at September 30, 2023 and December 31, 2022, respectively, were past due 90 days or more and interest was still being accrued as principal and interest on such loans have a 98% guarantee by the DOE.  The 2% not covered by the DOE guarantee is provided for in the allowance for credit losses.

Deposits

Deposits as of September 30, 2023 and December 31, 2022 were as follows (dollars in thousands):

	September 30, 2023		December 31, 2022
	Amount	%	Amount	%
Demand accounts	$243,390	38.8%	$255,236	40.9%
Interest checking accounts	81,779	13.0%	90,252	14.4%
Money market accounts	210,439	33.6%	179,036	28.7%
Savings accounts	42,367	6.8%	55,695	8.9%
Time deposits of $250,000 and over	11,813	1.9%	4,740	0.8%
Other time deposits	36,986	5.9%	39,784	6.3%
Total	$626,774	100.0%	$624,743	100.0%

Total deposits increased by $2,031,000, or 0.33%, from December 31, 2022. Variances of note are as follows:

●Noninterest bearing demand account balances decreased $11,846,000, or 4.64%, from December 31, 2022 and represented 38.8% of total deposits compared to 40.9% as of December 31, 2022. The decrease in noninterest bearing demand deposits was driven by a combination of consumers and businesses drawing down balances due to higher costs associated with continued pressure from inflation, as well as some movement into higher yielding accounts.
●Low cost relationship deposits (i.e. interest checking, money market, and savings) balances increased $9,602,000, or 2.95%, from December 31, 2022. The growth in low cost relationship deposits from December 31, 2022 was a result of core relationship growth as well as seasonal growth in customer accounts.
●Time deposits increased by $4,275,000 or 9.60%, from December 31, 2022. The increase in time deposits the period was driven by an effort to lock in accounts at lower rates to offset the impact of rising interest expense on the money market demand accounts.

The following table presents the average deposits balance and average rate paid for the dates indicated (dollars in thousands).

	Average Balance		Average Cost Rate

	September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022
Noninterest bearing deposits	$249,051	$276,742
Interest checking	80,859	87,423	0.49%	0.12%
Money market	191,513	192,626	1.70%	0.27%
Savings	45,229	51,077	0.15%	0.15%
Certificates
Less than $250,000	42,050	53,488	1.15%	0.61%
$250,000 or more	9,236	5,964	2.87%	0.69%
Total interest bearing deposits	368,887	390,578	1.22%	0.28%
Total deposits	$617,938	$667,320	0.73%	0.16%

The following table presents (in thousands) the scheduled maturities of time deposits greater than $250,000 which is the maximum FDIC insurance limit.

	September 30,	December 31,
	2023	2022
Months to maturity:
Three or less	$3,839	$480
Over three through six	1,258	1,093
Over six through twelve	6,177	2,630
Over twelve	539	537
Total	$11,813	$4,740

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

Capital resources

Shareholders’ equity at September 30, 2023 was $63,685,000 compared to $61,111,000 at December 31, 2022. The $2,574,000 increase in shareholders’ equity during the nine months ended September 30, 2023 was due primarily to the $2,821,000 decrease in accumulated other comprehensive loss accumulated and the recognition of net income of $226,000.  The decrease in accumulated other comprehensive loss was primarily the result of the balance sheet repositioning strategy with resulted in a realized pre-tax loss of approximately $4,986,000.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2023	2022
Tier 1 capital
Total bank equity capital	$73,279	$70,731
Net unrealized loss on available-for-sale securities	8,048	10,862
Defined benefit postretirement plan	12	19
Total Tier 1 capital	81,339	81,612

Tier 2 capital
Allowance for credit losses	3,682	3,370
Tier 2 capital deduction	—	—
Total Tier 2 capital	3,682	3,370

Total risk-based capital	85,021	84,982

Risk-weighted assets	$599,165	$573,976

Average assets	$757,004	$745,120

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	10.74%	10.95%
Common equity tier 1 capital ratio (CET 1)	13.58%	14.22%
Tier 1 capital to risk-weighted assets	13.58%	14.22%
Total capital to risk-weighted assets	14.19%	14.81%
Equity to total assets	10.09%	9.78%

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

At September 30, 2023, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $123,377,000, or 16.96% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

At September 30, 2023, the Company had approximately $222.4 million in uninsured deposits, which represents 35.48% of total deposits. Total liquidity sources at September 30, 2023 equal $145.8 million, or 65.6% of uninsured deposits.

The Company’s internal policy limits wholesale deposits (i.e., brokered deposits and internet listing services) to 15 percent of total funding, representing $109.1 million of additional availability as of September 30, 2023. The Company had zero wholesale deposits as of September 30, 2023.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds lines of credit with correspondent banks totaling $17.8 million for which there were no borrowings against the lines at September 30, 2023 and December 31, 2022.

We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2023 was $4.6 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets, which would result in a total remaining credit availability of $138.5 million as of September 30, 2023.

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At September 30, 2023, we had commitments to originate $149,641,000 of loans. Fixed commitments to incur capital expenditures were less than $100,000 at September 30, 2023. Certificates of deposit scheduled to mature in the 12-month period ending September 30, 2024 totaled $38,898,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace LIBOR with a benchmark rate based on SOFR for contracts governed by U.S. law that have no or ineffective fallbacks. We have a number of borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. As a result of the announced discontinuation of LIBOR on June 30, 2023, the Company is replacing the LIBOR leg of the calculated floating rate for these instruments with the corresponding term SOFR plus the applicable tenor spread adjustment as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System.

This transition did not have a significant impact on the Company’s consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2023. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHAES OF EQUITY SECURITIES

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

10.1

Amendment No. 1 to Employment Agreement, dated November 2, 2023, by and between Village Bank and Trust Financial Corp. and Donald M. Kaloski, Jr. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2023).

10.2

Amendment No. 1 to Employment Agreement, dated November 2, 2023, by and between Village Bank and Max C. Morehead, Jr. (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2023)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101

The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed

Consolidated Financial Statements.

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date:	November 13, 2023	By:	/s/ James E. Hendricks, Jr.
James E. Hendricks, Jr.
President and Chief Executive Officer

Date:	November 13, 2023	By:	/s/ Donald M. Kaloski, Jr.
Donald M. Kaloski, Jr.
Executive Vice President and Chief Financial Officer