Form 10-K
period 2023-12-31
Village Bank & Trust Financial Corp.
filed 2024-03-22
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $26,087,000.

The number of shares of common stock outstanding as of March 15, 2024 was 1,492,879.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in conjunction with the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

ITEM 1. BUSINESS

Village Bank and Trust Financial Corp. (“Company”) was incorporated in January 2003 and was organized under the laws of the Commonwealth of Virginia as a bank holding company. The Company has three wholly owned subsidiaries: Village Bank (the “Bank”), Southern Community Financial Capital Trust I, and Village Financial Statutory Trust II. The Bank has one active wholly owned subsidiary: Village Bank Mortgage Corporation (the “Mortgage Company”), a full service mortgage banking company. The Company is the holding company of and successor to the Bank. Effective April 30, 2004, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction. Unless the context suggest otherwise, the terms “we”, “us” and “our” refer collectively to the Company, the Bank, and the Mortgage Company.

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

Bank revenues are derived from interest and fees received in connection with loans, deposits, and mortgage services. Administrative and operating expenses are the major expenses, followed by interest paid on deposits and borrowings. Revenues from the Mortgage Company consist primarily of gains from the sale of loans and loan origination fees and its major expenses consist of personnel, occupancy, data processing, and other operating expenses. In 2023, revenue (after intercompany eliminations) generated by the Bank totaled $36.3 million and the Mortgage Company generated $2.6 million in revenue.

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

Lending Limit. As of December 31, 2023, our legal lending limit for loans to one borrower was approximately $12,974,000.

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

At June 30, 2023, the latest date such information is available from the FDIC, the Bank’s deposit market share in Chesterfield County was 4.28%, 5.02% in Hanover County, 10.98% in Powhatan County, 1.13% in the Richmond metropolitan statistical area, 1.40% in Henrico County and 0.51% in James City County.

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

Limits on the Payment of Dividends. The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Virtually all of the Company’s cash revenues will result from dividends paid to it by the Bank, which is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings without approval by the BFI. As of December 31, 2023, the Bank’s retained earnings were $11,271,000. In addition, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be "undercapitalized," as defined in FDIC regulations.

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

On September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which became effective on January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. The Bank elected not to opt into the CBLR framework as of December 31, 2023 and 2022. The Bank does not expect to opt into the CBLR framework in 2024.

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

To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. At December 31, 2023, the Bank’s common equity Tier 1 capital ratio was 13.86%, its Tier 1 risk-based capital ratio was 13.86%, its total risk-based capital ratio was 14.49% and its leverage ratio was 11.14%. Accordingly, as of December 31, 2023, the Bank met the minimum ratios to be classified as well capitalized. More information concerning our regulatory ratios at December 31, 2023 is included in Note 13 to the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

As described above, on September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion of consolidated assets to elect to opt into the CBLR framework. Banks opting into the CBLR framework and maintaining a CBLR of greater than 9% would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. The Bank elected not to opt into the CBLR framework as of December 31, 2023 and 2022.

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

Incentive Compensation Policies and Restrictions. In July 2010, the federal banking agencies issued guidance that applies to all banking organizations supervised by the agencies (thereby including both the Company and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. At December 31, 2023, we had not been made aware of any instances of non-compliance with this guidance. The Dodd-Frank Act requires the appropriate federal regulators to establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or bank that provides an insider or other employee with “excessive compensation” or that could lead to a material financial loss to such firm. These standards have not yet been established.

The Nasdaq Stock Market, LLC, the exchange on which our common stock is listed, enacted a listing rule that became effective in 2023 requiring listed companies to adopt policies mandating the recovery or “clawback” of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The Company has adopted a clawback policy compliant with such rule, a copy of which is attached as Exhibit 97 to this Form 10-K.

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

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on depository institutions by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. Federal regulatory authorities also have broad enforcement powers over us, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors. At December 31, 2023, the Bank met the ratio requirements to be classified as a well capitalized financial institution.

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

In October 2023, the CFPB proposed a new rule that would require a provider of payment accounts or products, such as the Bank, to make certain data available to consumers upon request regarding the products or services they obtain from the provider. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products and services. For banks with less than $850 million in total assets, such as the Bank, compliance would be required approximately four years after adoption of the final rule.

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

On October 24, 2023, the federal bank regulatory agencies issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules are likely to make it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA evaluation.

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

In July 2023, the SEC issued a final rule to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incident reporting by public companies that are subject to the reporting requirements of the Exchange Act. Specifically, the final rule requires current reporting about material cybersecurity incidents, periodic disclosures about a registrant’s policies and procedures to identify and manage cybersecurity risk, management’s role in implementing cybersecurity policies and procedures, and the board of directors’ cybersecurity expertise, if any, and its oversight of cybersecurity risk. See Item 1C. Cybersecurity of this Form 10-K for a discussion of the Company’s cybersecurity risk management, strategy and governance.

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

Employees

As of December 31, 2023, the Company and its subsidiaries had a total of 141 full-time employees and 4 part-time employees. None of the Company’s employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

Our allowance for credit losses may be insufficient.

We maintain an allowance for credit losses, which consists of the allowance for credit losses on loans, reserve for unfunded commitments, and the allowance on securities. The allowance for credit losses on loans is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Credit losses on loans are charged against the allowance when management believes the uncollectibility of a loan balance is probable. Subsequent recoveries, if any, are credited to the allowance.

The level of the allowance for credit losses on loans reflects management’s evaluation of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. The determination of the appropriate level of the allowance for credit losses on loans inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although we believe the allowance for credit losses on loans is a reasonable estimate of expected losses in the loan portfolio, we cannot precisely predict such losses or be certain that the allowance for credit losses on loans will be adequate in the future. Deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for credit losses on loans. In addition, bank regulatory agencies and our auditors periodically review our allowance for credit losses on loans and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Further, if charge-offs in future periods exceed the allowance for credit losses on loans, we will need additional provisions to increase the allowance for credit losses on loans.

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

Our nonperforming assets adversely affect our net income in various ways. Nonperforming assets, (which include nonaccrual loans and other real estate owned, but exclude loans past due 90 days and still accruing as these loans are rehabilitated student loans which have a 98% guarantee by the DOE of principal and interest), were $291,000, or 0.04% of total assets, as of December 31, 2023. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair value of the collateral less estimated selling costs, which may result in a loss. An increased level of nonperforming assets also increases our risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. We utilize various techniques such as workouts, restructurings and loan sales to manage problem assets. Increases in or negative changes in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that we will avoid increases in nonperforming loans in the future.

We have a high concentration of loans secured by real estate, and a downturn in the local real estate market could materially and negatively affect our business.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, residential mortgages, home equity loans and lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) located principally in the Commonwealth of Virginia. As of December 31, 2023, 81.15% of all loans were secured by mortgages on real property. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. If there is a decline in real estate values, especially in our market area, the collateral for loans would deteriorate and provide significantly less security. The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and we would be more likely to suffer losses.

A portion of our loan portfolio consists of construction and land development loans, and a decline in real estate values and economic conditions would adversely affect the value of the collateral securing the loans and have an adverse effect on our financial condition.

At December 31, 2023, approximately 8.26% of our loan portfolio, or $47,495,000, consisted of construction and land development loans. Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate and improved, income producing real estate. Risk of loss on a construction or land development loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction or development, the marketability of the property, and the bid price and estimated cost (including interest) of construction or development. If the estimate of construction or development costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders and developers, the cost breakdown of construction or development is provided by the builder or developer. Although our underwriting criteria are designed to evaluate and minimize the risks of each construction or land development loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to our operations. In addition, construction and land development loans are dependent on the successful completion of the projects they finance. Loans secured by vacant or unimproved land are generally riskier than loans secured by improved property. These loans are more susceptible to adverse conditions in the real estate market and local economy.

We have a significant concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2023, we had approximately $290,590,000 in loans secured by commercial real estate, representing approximately 50.54% of total loans outstanding at that date. The real estate consists primarily of non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful rental of their properties. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Some degree of instability in the commercial real estate markets is expected in the coming quarters as loans are refinanced in markets with higher vacancy rates under current economic conditions. The outlook for commercial real estate remains dependent on the broader economic environment and, specifically, how major subsectors respond to a higher interest rate environment and higher prices for commodities, goods and services.  Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition.

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

Mortgage banking income, net of commissions, represented approximately 34.14% of total noninterest income, excluding loans on sale of investment securities, net, for the year ended December 31, 2023. The success of our mortgage company is dependent upon our ability to originate loans and sell them to investors at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage banking activities. As a result, these conditions would also adversely affect our results of operations.

Risk Related to Liquidity

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could reduce our access to liquidity sources include a downturn in the economy, difficult credit markets or the liquidity needs of our depositors. A substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. Our access to deposits may be negatively impacted by, among other factors, changes in interest rates which could promote increased competition for deposits, including from new fintech competitors, or provide customers with alternative investment options. Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as many regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2023, approximately 34.62% of our deposits were uninsured and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

Unrealized losses in our securities portfolio could affect liquidity.

As market interest rates have increased, we have experienced significant unrealized losses on our available for sale securities portfolio. Unrealized losses related to available for sale securities are reflected in accumulated other comprehensive income in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available for securities portfolio and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, our access to liquidity sources could be affected by unrealized losses if securities must be sold at a loss; tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses; the Federal Home Loan Bank of Atlanta (“FHLB”) or other funding sources reduce capacity; or bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.

During the year ended December 31, 2023, the Company executed a securities repositioning and balance sheet deleveraging strategy by selling available for sale securities with a total book value of $55,195,000 and a weighted average yield of 1.48% at a pre-tax loss of $4,986,000. The net proceeds from the sale were used to reduce FHLB borrowings by $15.0 million costing 5.57% and the remaining funds were reinvested back into the securities portfolio with a weighted average yield of 5.48%, with a duration of 3.4 years, and a weighted average life of 5.0 years. The transaction was structured to improve the forward run rate on earnings, add interest rate risk protection to a higher level for longer and potential down rate environments, while improving tangible common equity and maintaining our strong liquidity position. The Company projects the transaction to be 19.5% accretive to earnings per share, 39 basis points accretive to net interest margin, 24 basis points accretive to return on assets, 217 basis points accretive to return on tangible common equity and 20 basis points accretive to tangible common equity to assets ratio, with a projected short earnback period of just over 2.5 years.

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.

The closures of Silicon Valley Bank and Signature Bank in March 2023, and First Republic Bank in May 2023, and concerns about similar future events, have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. More recently, concerns about commercial real estate concentrations at regional and community banks have exacerbated this volatility. These market developments have negatively impacted customer confidence in the safety and soundness of regional and community banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While federal bank regulators took action to ensure that depositors of the failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional and community banks and the banking system more broadly. Furthermore, there is no guarantee that regional bank failures or bank runs similar to the ones that occurred in 2023 will not occur in the future and, if they were to occur, they may have a material and adverse impact on customer and investor confidence in regional and community banks, negatively impacting the Company’s liquidity, capital, results of operations and stock price.

Risk Related to the Company’s Operations

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

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. In March 2024, the SEC adopted rules requiring public companies, such as the Company, to provide climate-related disclosures in their annual reports and registration statements. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

As of December 31, 2023, we had $5,700,000 of subordinated notes and $8,764,000 of subordinated debt securities outstanding. The agreements under which the subordinated notes and subordinated debt securities were issued prohibit us from paying any dividends on our common stock or making any other distributions to our shareholders upon our failure to make any required payment of principal or interest or during the continuance of an event of default under the applicable agreement. Events of default generally consist of, among other things, certain events of bankruptcy, insolvency or liquidation relating to us. If we were to fail to make a required payment of principal or interest on our subordinated notes or subordinated debt securities, it could have a material adverse effect on the market value of our common stock.

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

According to the Form 4 filed by Mr. Lehman with the SEC on December 16, 2020, Mr. Lehman owns 768,379 shares, or approximately 51.47%, of the Company’s outstanding common stock. Due to this ownership, he is able to influence the outcome of any matter submitted to a vote of our shareholders. In addition, Mr. Lehman previously served on the boards of directors of the Company and the Bank and management regularly seeks guidance and perspective from him given his extensive industry experience. Mr. Lehman owns significant shares of other financial institutions, some of which may compete with us. These affiliations may create conflicts of interest that could incentivize him to take or approve actions with respect to other institutions that may have a negative impact on us (e.g. marketing efforts, product pricing, lending policies, business combination transactions, etc.). While we believe Mr. Lehman’s significant investment in the Company provides some protection in this regard, Mr. Lehman’s interests may not directly align with the interests of other holders of our common stock.

If Mr. Lehman acquires more than 66.67% of the Company’s outstanding shares of common stock, it will cause the acceleration of benefits under certain of our employment and benefit agreements, which will cause us to incur additional compensation expenses.

Certain of our employment and benefit agreements include customary provisions that provide for additional or accelerated compensation in the event of a change of control of the Company. If Mr. Lehman acquires more than 66.67% of the Company’s outstanding shares of common stock, it will cause the acceleration of benefits under some of these agreements. As described above, to the Company’s knowledge, Mr. Lehman owned approximately 51.47% of our outstanding common stock as of December 31, 2023.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

Item 1C. CYBERSECURITY

Overview

The cybersecurity threat environment is volatile and dynamic, requiring a robust and dynamic framework to reduce and mitigate cybersecurity risk.  Cybersecurity risk includes exposure to failures or interruptions of service or security breaches resulting from malicious technological attacks that impact the confidentiality, integrity, or availability of our or third parties’ operations, systems, or data. We seek to mitigate cybersecurity risk and associated reputational and compliance risk by, among other things

●	maintaining privacy policies, management oversight, accountability structures, and technology design processes to protect private and personal data;
●	actively monitoring and mitigating cybersecurity threats and risks with a three lines of defense structure to provide oversight, governance, challenge and testing;
●	using a third-party cybersecurity oversight program;
●	maintaining oversight of our information security program by senior management, our board-level Risk Committee, and our Board of Directors; and

We had no material cybersecurity incidents in 2023.

Risk Management and Strategy

Our cybersecurity risk management strategy is integrated into our enterprise risk management framework and is embedded in each of our three lines of defense. We use a combination of management expertise and Board oversight, as discussed below, as well as outside partners to assist us in overseeing our cybersecurity risk management program. We deploy safeguards designed to protect customer information and our own corporate information and technology. We have programs and processes in place designed to mitigate known attacks, and we use both internal and external resources to scan for vulnerabilities in our applications, systems, and platforms. We implement backup and recovery systems and require the same of our third-party service providers.

We use independent third-party service providers to perform penetration testing of our infrastructure to help us better understand the effectiveness of our controls, improve our defenses, and conduct assessments of our program for compliance with regulatory requirements and industry guidelines. We also engage with outside risk experts and industry groups, including other peer institutions, as needed, to help us evaluate potential future threats and trends, particularly with respect to emerging information security and fraud risks. We generally have agreements in place with our service providers that include requirements related to cybersecurity and data privacy. We cannot guarantee, however, that such agreements will prevent a cyber incident from impacting our systems or information. Additionally, we may not be able to obtain adequate or any reimbursement from our service providers in the event we should suffer any such incidents. Due to applicable laws and regulations or contractual obligations, we may be held responsible for cyber incidents attributed to our service providers in relation to any data that we share with them.

While to date, we have not experienced a significant compromise, attack, or loss of data related to cybersecurity attacks, due to the nature of our business, we are under constant threat of an attack and could experience a significant cybersecurity event in the future. Potential risks we could face from a cybersecurity event are discussed in “Risk Factors” above.

Governance

Through established governance structures, including our incident response plan, we have processes and procedures to help facilitate appropriate and effective oversight of cybersecurity risk. These processes and procedures enable our three lines of defense and management to review and manage cybersecurity risks, monitor threats, and provide for further escalation to executive management, our board-level Risk Committee, or to the full Board, as appropriate.

Role of the Board of Directors

Our Board of Directors plays a critical role in the oversight of risk, including risks from cybersecurity threats, and has established a risk oversight structure that seeks to ensure that cybersecurity risks are identified, monitored, assessed, and mitigated appropriately. In that regard, our Board is actively engaged in the oversight of our cyber risk profile, which includes risks from cybersecurity threats, enterprise cyber strategy, and key cyber initiatives. Our Board regularly receives reports on such matters from our Information Security Officer, and other relevant personnel. Our Board also meets with our internal and external auditors, and federal and state regulators to review and discuss reports on risk, examination, and regulatory compliance matters.

Our Board Risk Committee is responsible for assisting the Board in its oversight of risk, including cybersecurity threats, and for overseeing our enterprise risk management framework. The Board Risk Committee actively engages with our Chief Risk Officer and other members of management to discuss major risk exposures, establish risk management principles, and determine our risk appetite, and regularly reports on its activities, and makes recommendations to, the full Board. The Board Risk Committee receives a quarterly summary analysis of cybersecurity risks, threats, and incidents. In addition, the Board Risk Committee is engaged, as needed, in accordance with our Incident Response Plan.

Role of Management

Our cybersecurity risk management program is built on three lines of defense, which collectively are designed to assess, identify, assess, and manage our material risks from cybersecurity threats. Our Chief Risk Officer is responsible for implementing our enterprise risk management framework and reports directly to our Chief Executive Officer.

Our first line of defense is our employees.  Employees receive training, at least annually, on information security.  In addition, our Information Security Officer provides ongoing information security education and awareness for teammates, such as online training classes, mock phishing attacks and information security awareness materials.

The second line of defense independently evaluates, monitors, and challenges our risk mitigation efforts to proactively identify cybersecurity risks, including early-stage engagement and risk management with emerging threats. Second line teammates provide effective challenge to the cybersecurity risk management efforts of the first line through ongoing engagement in problem incidents, regular reviews of cybersecurity risk reporting, and inquiries into the sufficiency of risk management activities. Our second line of defense leads our Management Risk and Compliance Committee, which governs our technology and operational risk tolerances, including cybersecurity and third- and fourth party provider risks. This committee includes the Information Security Officer, the SVP of IT and the Chief Risk Officer. The Committee is responsible for escalating key risks to our Executive Leadership Team.

Internal Audit serves as the third line of defense and provides independent assurance on how effectively we are mitigating, managing, and challenging our cybersecurity risks.

ITEM 2. PROPERTIES

Our executive and administrative offices are owned by the Bank and are located at 13319 Midlothian Turnpike, Midlothian, Virginia 23113 in Chesterfield County. The current location also houses the principal office of the Mortgage Company.

In addition to its executive offices, the Bank owns six full service branch buildings including the land and leases an additional three full service branch buildings. Three of our branch offices are located in Chesterfield County, with two branch offices in Hanover County, one in Henrico County, one in Powhatan County, one in the city of Richmond and one in James City County.

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

The Company declared quarterly cash dividends totaling $0.66 and $0.58 per common share for the years ended December 31, 2023 and 2022, respectively. All dividends paid are limited by the requirement to meet capital requirements issued by the regulatory authorities, and future declarations are subject to financial performance and regulatory guidelines.

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

Holders

At March 15, 2024, there were 1,492,879 shares of common stock outstanding held by approximately 871 shareholders of record.

For information concerning the Company’s Equity Compensation Plans, see Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Purchases of Equity Securities

The Company did not repurchase any of its common stock during 2023 or 2022.

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

Results of Operations

The following presents management’s discussion and analysis of the financial condition of the Company at December 31, 2023 and 2022, and results of operations for the Company for the years ended December 31, 2023 and 2022. This discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

Summary

The Company recorded net income of $1,918,000, or $1.29 per fully diluted share, in 2023, compared to net income of $8,305,000, or $5.62 per fully diluted share, in 2022.

On January 1, 2023, the Commercial Banking Segment adopted the current expected credit loss (“CECL”) methodology for estimating credit losses, which resulted in an increase of $150,000 in the allowance for credit losses on January 1, 2023 to $3.52 million. The allowance for credit losses included an allowance for credit losses on loans of $3.24 million and a reserve for unfunded commitments of $277,000.

As of December 31, 2023, the allowance for credit losses was $3.73 million and included an allowance for credit losses on loans of $3.42 million and a reserve for unfunded commitments of $306,000.

During the year ended December 31, 2023, the Company executed a securities repositioning and balance sheet deleveraging strategy by selling available for sale securities with a total book value of $55,195,000 and a weighted average yield of 1.48% at a pre-tax loss of $4,986,000. The net proceeds from the sale were used to reduce FHLB borrowings by $15.0 million costing 5.57% and the remaining funds were reinvested back into the securities portfolio with a weighted average yield of 5.48%, with a duration of 3.4 years, and a weighted average life of 5.0 years. The transaction was structured to improve the forward run rate on earnings, add interest rate risk protection to a higher level for longer and potential down rate environments, while improving tangible common equity and maintaining our strong liquidity position. The Company projects the transaction to be 19.5% accretive to earnings per share, 39 basis points accretive to net interest margin, 24 basis points accretive to return on assets, 217 basis points accretive to return on tangible common equity and 20 basis points accretive to tangible common equity to assets ratio, with a projected short earnback period of just over 2.5 years.

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

	For the Year Ended December 31,
	2023	2022	Change

	(dollars in thousands)
Average interest-earning assets	$692,895	$701,304	$(8,409)
Interest income	$33,274	$27,487	$5,787
Yield on interest-earning assets	4.80%	3.92%	0.88%
Average interest-bearing liabilities	$419,661	$405,193	$14,468
Interest expense	$7,986	$1,781	$6,205
Cost of interest-bearing liabilities	1.90%	0.44%	1.46%
Net interest income	$25,288	$25,706	$(418)
Net interest margin	3.65%	3.67%	(0.02)%

The following are variances of note for the year ended December 31, 2023 compared to the year ended December 31, 2022:

●	NIM contracted by two basis points to 3.65% for the year ended December 31, 2023 compared to 3.67% for the year ended December 31, 2022. The compression was driven by the following:

o	The yield on our earning assets increased by 88 basis points, 4.80% for the twelve months ended December 31, 2023 compared to 3.92% for the twelve months ended December 31, 2022. The increase in our yield on earning assets continues to be a result of improvement in our earning asset mix as well as the impact of the rise in interest rates during 2022 and 2023. We expect to see continued improvement in the yield on earning assets as a portion of our securities portfolio continues to mature over the next several quarters and those lower yielding assets are re-deployed in higher earning assets and as a result of the impact of the balance sheet repositioning completed during the year.

o	Total Paycheck Protection Program (“PPP”) income recorded by the Commercial Banking Segment was $9,400 for the twelve months ended December 31, 2023 compared to $1,058,000 for the twelve months ended December 31, 2022.

o	The cost of interest bearing liabilities increased by 146 basis points to 1.90% for the twelve months ended December 31, 2023 compared to 0.44% for the twelve months ended December 31, 2022. The increase in our cost of interest bearing liabilities was driven by an increase in the rate paid on variable rate debt and continued market pressures on deposit rates. Average borrowings increased by approximately $33.2 million, from the twelve months ended December 31, 2022, with a weighted average cost of 4.65% during the twelve months ended December 31, 2023. The rate paid on money market deposit accounts increased 170 basis points to 1.97% for the twelve months ended December 31, 2023 compared to 0.27% for the twelve months ended December 31, 2022. While we expect there will be continued pressure on our funding base, we anticipate the velocity of those increases to slow down in 2024.

o	While the rate paid on interest bearing liabilities increased by 146 basis points for the twelve months ended December 31, 2023, overall cost of funds increased by 93 basis points, 1.19% for the twelve months ended December 31, 2023 vs. 0.26% for the twelve months ended December 31, 2022. The lower increase in cost of funds was driven by our strong non-interest bearing deposits level, which remained near 40% of our deposit base.

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

Average Balance Sheets, Income and Expense, Yields and Rates

	Year Ended December 31, 2023			Year Ended December 31, 2022
		Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$86,065	$5,507	6.40%	$87,882	$4,898	5.57%
Real estate - residential	107,593	6,288	5.84%	91,629	4,164	4.54%
Real estate - commercial	285,752	13,412	4.69%	279,513	12,718	4.55%
Real estate - construction	49,481	2,255	4.56%	41,036	1,499	3.65%
Student loans	19,716	1,326	6.73%	23,601	1,039	4.40%
Consumer	4,270	332	7.78%	3,709	221	5.96%
Loans net of deferred fees	552,877	29,120	5.27%	527,370	24,539	4.65%
Loans held for sale	5,582	373	6.68%	5,078	237	4.67%
Investment securities	124,315	3,198	2.57%	127,503	2,244	1.76%
Federal funds and other	10,121	583	5.76%	41,353	467	1.13%
Total interest earning assets	692,895	33,274	4.80%	701,304	27,487	3.92%
Allowance for credit losses	(3,295)			(3,461)
Cash and due from banks	11,279			15,224
Premises and equipment, net	11,845			11,727
Other assets	23,454			21,961
Total assets	$736,178			$746,755

Interest bearing deposits
Interest checking	$79,744	$425	0.53%	$87,423	$105	0.12%
Money market	197,720	3,896	1.97%	192,626	528	0.27%
Savings	42,559	68	0.16%	51,077	79	0.15%
Certificates	51,587	906	1.76%	59,452	367	0.62%
Total deposits	371,610	5,295	1.42%	390,578	1,079	0.28%
Borrowings
Long-term debt - trust
preferred securities	8,789	608	6.92%	8,776	291	3.32%
FHLB advances	33,356	1,571	4.71%	164	8	4.65%
Subordinated debt, net	5,699	503	8.83%	5,675	403	7.10%
Other borrowings	207	9	4.35%	—	—	—%
Total interest bearing liabilities	419,661	7,986	1.90%	405,193	1,781	0.44%
Noninterest bearing deposits	249,711			276,742
Other liabilities	2,944			3,484
Total liabilities	672,316			685,419
Equity capital	63,862			61,336
Total liabilities and capital	$736,178			$746,755

Net interest income before provision for loan losses		$25,288			$25,706
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			2.90%			3.48%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.65%			3.67%

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

	2023 vs. 2022
	Increase (Decrease)
	Due to Changes in
	Volume	Rate	Total
Interest income
Loans	$1,243	$3,338	$4,581
Loans held for sale	25	111	136
Investment securities	(55)	1,009	954
Fed funds sold and other	(26)	142	116
Total interest income	1,187	4,600	5,787

Interest expense
Deposits
Interest checking	(8)	328	320
Money market accounts	14	3,354	3,368
Savings accounts	(14)	3	(11)
Certificates of deposit	(42)	581	539
Total deposits	(50)	4,266	4,216
Borrowings
Long-term debt	—	317	317
FHLB Advances	1,563	—	1,563
Subordinated debt, net	100	—	100
Other borrowings	—	9	9
Total interest expense	1,613	4,592	6,205
Net interest income	$(426)	$8	$(418)

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

As of December 31, 2023, the allowance for credit losses was $3.73 million and included an allowance for credit losses on loans of $3.42 million and a reserve for unfunded commitments of $306,000.

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

The Company recorded a provision for credit losses for loans of $21,000 for the year ended December 31, 2023, which was the result of loan growth being offset by improved credit metrics as non-performing loans as a percentage of loans decreased from 0.12% at December 31, 2022 to 0.05% at December 31, 2023, and the impact of $162,000 in net-recoveries for the period. The Company recorded a provision for credit losses for unfunded commitments of $29,000 for the year ended December 31, 2023, which was driven by an increase in the total balance outstanding at December 31, 2023.

While current economic challenges due to higher inflation and the speed at which interest rates have been rising remain a risk to credit quality, we believe our current level of allowance for credit losses is sufficient.

The following information is presented prior to the adoption of ASC 326.

The amount of the allowance for loan losses was determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.

The level of the allowance reflected changes in the size of the portfolio or in any of its components as well as management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, and present economic, political and regulatory conditions. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company recorded a recovery of provision for loan loss expense of $300,000 for the year ended December 31, 2022. The recovery of provision for loan loss expense for the year ended December 31, 2022 resulted from reductions in qualitative factors driven by improving economic factors, improved credit metrics, and a reduction in loan deferrals.

The allowance for loan losses at December 31, 2022 included an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance.  We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in calculation of the allowance. The allowance for loan losses included an unallocated portion of approximately $60,000 at December 31, 2022.

For more financial data and other information about the provision for credit losses refer to section, “Balance Sheet Analysis” under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 4 “Allowance for Credit Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, gains and losses on sale of mortgage loans and securities held for sale. The most significant noninterest income item has been mortgage banking income, net of commissions for the years ended December 31, 2023 and 2022, respectively.

	For the Year Ended
	December 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Service charges and fees	$2,738	$2,625	$113	4.3%
Mortgage banking income, net	1,690	3,427	(1,737)	(50.7)%
Loss on sale of investment securities	(4,986)	—	(4,986)	100.0%
Gain on sale of SBA loans	—	79	(79)	100.0%
Other	522	471	51	10.8%
Total noninterest income	$(36)	$6,602	$(6,638)	(100.5)%

The decrease in noninterest income of $6,638,000 for the year ended December 31, 2023, was the result of the following:

●	The $4,986,000 loss on sale of investment securities was the result of the balance sheet reposition strategy noted earlier.
●	The $113,000 increase in service charges and fees was driven primarily by an increase in interchange fee income as consumer and business spending picked up during the year ended December 31, 2023.
●	The decrease in mortgage banking income, net is a result of lower mortgage originations and sales compared to the prior year. Mortgage originations during 2023 continued to be impacted by higher mortgage rates and the historically low inventory of homes for sale.
●	The gain on sale of U.S Small Business Administration (“SBA”) loans decreased as a result of the Company making the strategic decision to hold on to new SBA production for the year ended 2023 as the premiums associated with the sale of the guaranteed strips did not warrant selling the guaranteed strips.

Noninterest expense

Noninterest expense includes all expenses of the Company with the exception of interest expense on deposits and borrowings, provision for credit losses and income taxes. Some of the primary components of noninterest expense are salaries and benefits, occupancy and equipment costs and professional and outside services. Over the last two years, the most significant noninterest expense item has been salaries and benefits, representing 58% and 62% of noninterest expense in 2023 and 2022, respectively.

	For the Year Ended
	December 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Salaries and benefits	$13,389	$13,768	$(379)	(2.8)%
Occupancy	1,242	1,216	26	2.1%
Equipment	1,112	1,102	10	0.9%
Supplies	162	158	4	2.5%
Data processing	1,943	1,389	554	39.9%
Professional and outside services	1,598	1,387	211	15.2%
Advertising and marketing	404	386	18	4.7%
FDIC insurance premium	298	237	61	25.7%
Other operating expense	2,889	2,670	219	8.2%
Total noninterest expense	$23,037	$22,313	$724	3.2%

●	The $379,000 decrease in salaries and benefits expense was driven primarily by lower expenses related to the decreased mortgage production for the year ended December 31, 2023.

●	Data processing increased by $554,000 as a result of the rollout of our updated online and mobile banking platform during the latter half of 2022.

●	Professional and outside expenses increased by $211,000 as a result of increased costs associated with the implementation of new licensed software products, consultant fees, and increased fees associated with debit and credit card usage.

●	Other operating expenses increased by $219,000 primarily as a result of an increase in check and card fraud during the year ended December 31, 2023.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent differences and available tax credits. Income tax expense for the years ended December 31, 2023 and 2022, was $247,000 and $1,990,000, respectively, resulting in an effective tax rate of 11.4% and 19.3%, respectively. The decrease in the effective tax rate was primarily related to an increase in the tax credit received related to state taxes attributed to the Company and the mortgage banking segment. The Bank is not subject to Virginia income taxes, and instead is subject to a franchise tax based on bank capital.

The Company has a net deferred tax asset which is included in other assets on the balance sheet. For more financial data and other information about income taxes refer to Note 1 “Summary of Significant Accounting Policies” and Note 9 “Income Taxes” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Balance Sheet Analysis

Investment securities

At December 31, 2023 and 2022, all of our investment securities were classified as available for sale.

The following table presents additional information pertaining to the composition of our investment securities portfolio at amortized cost, by maturity (dollars in thousands).

	December 31, 2023
		Weighted
	Amortized	Average
	Cost	Yield [1]
U.S. Government agency obligations
Maturing less than one year	$19,990	1.50%
Maturing one to five years	23	5.38%
Maturing five to ten years	351	3.50%
Maturing more than ten years	326	5.65%
Total U.S. Government agency obligations	20,690	1.60%
Mortgage-backed securities
Maturing one to five years	9,782	5.34%
Maturing five to ten years	5,570	4.85%
Maturing more than ten years	61,923	3.52%
Total Mortgage-backed securities	77,275	3.85%
Municipals
Maturing more than 10 years	2,264	2.17%
Total Municipals	2,264	2.17%
Subordinated debt
Maturing one to five years	1,000	9.21%
Maturing five to ten years	11,449	4.56%
Total Subordinated debt	12,449	4.94%

Total investment securities	$112,678	3.52%

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

Approximately 81% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. Approximately 3% of the loan portfolio consists of rehabilitated student loans purchased by the Bank from 2014 to 2017 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 15% of all loans. Loans in this category are typically made to individuals and small and medium-sized businesses, and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions. The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

The following tables present the composition of our loan portfolio at the dates indicated (dollars in thousands).

	December 31, 2023		December 31, 2022
	Amount	%	Amount	%
Construction and land development
Residential	$10,471	1.82%	$9,727	1.81%
Commercial	37,024	6.44%	35,400	6.57%
	47,495	8.26%	45,127	8.38%
Commercial real estate
Owner occupied	122,666	21.33%	119,643	22.22%
Non-owner occupied	154,855	26.93%	153,610	28.53%
Multifamily	12,743	2.22%	11,291	2.10%
Farmland	326	0.06%	73	0.01%
	290,590	50.54%	284,617	52.86%
Consumer real estate
Home equity lines	21,557	3.75%	18,421	3.42%
Secured by 1-4 family residential,
First deed of trust	95,638	16.63%	67,495	12.54%
Second deed of trust	11,337	1.97%	7,764	1.44%
	128,532	22.35%	93,680	17.40%
Commercial and industrial loans
(except those secured by real estate)	86,203	14.99%	90,348	16.78%
Guaranteed student loans	17,923	3.12%	20,617	3.83%
Consumer and other	4,265	0.74%	4,038	0.75%

Total loans	575,008	100.00%	538,427	100.00%
Deferred fees and costs, net	803		588
Less: allowance for credit losses	(3,423)		(3,370)
	$572,388		$535,645

The following table presents the maturity and sensitivity of the loan portfolio at December 31, 2023 (in thousands):

			Due After
		Due After	Five Years
		One Year	Through	Due After		Due After One Year
	Due in One	Through	Fifteen	Fifteen			Adjustable
	Year or Less	Five Years	Years	Years	Totals	Fixed Rates	Rates
Construction and land development
Residential	$10,471	$—	$—	$—	$10,471	$—	$—
Commercial	21,573	8,616	6,835	—	37,024	15,451	—
	32,044	8,616	6,835	—	47,495	15,451	—
Commercial real estate
Owner occupied	15,325	60,828	37,791	8,722	122,666	106,940	401
Non-owner occupied	13,881	95,235	44,018	1,721	154,855	136,531	4,443
Multifamily	3,234	9,509	—	—	12,743	7,409	2,100
Farmland	300	26	—	—	326	—	26
	32,740	165,598	81,809	10,443	290,590	250,880	6,970
Consumer real estate
Home equity lines	20,277	1,155	125	—	21,557	1,280	—
Secured by 1-4 family residential,
First deed of trust	8,733	69,690	15,719	1,496	95,638	57,813	29,092
Second deed of trust	1,004	1,072	4,202	5,059	11,337	10,180	153
	30,014	71,917	20,046	6,555	128,532	69,273	29,245
Commercial and industrial loans
(except those secured by real estate)	27,561	39,442	17,143	2,057	86,203	54,669	3,973
Guaranteed student loans	17,923	—	—	—	17,923	—	—
Consumer and other	2,542	1,720	3	—	4,265	1,723	—

Total loans	$142,824	$287,293	$125,836	$19,055	$575,008	$391,996	$40,188

For more financial data and other information about loans refer to Note 1 “Summary of Significant Accounting Policies” and Note 3 “Loans” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Allowance for Credit losses

We monitor and maintain an allowance for credit losses to absorb an estimate of expected losses inherent in the loan portfolio. The following table presents the credit loss experience on loans for the dates indicated (dollars in thousands).

			Provision for
		Impact of	(Recovery of)					Ratio of Net
	Beginning	adopting	Credit Losses			Ending	Average	(Charge-offs) to
	Balance	ASC 326	on Loans	Charge-offs	Recoveries	Balance	Loans	Average Loans
Year Ended December 31, 2023
Construction and land development
Residential	$79	$3	$4	$—	$—	$86	$8,153	—%
Commercial	192	34	2	—	—	228	41,328	—%
	271	37	6	—	—	314	49,481	—%
Commercial real estate
Owner occupied	867	(475)	17	—	—	409	119,678	—%
Non-owner occupied	1,289	192	(14)	—	—	1,467	153,506	—%
Multifamily	33	7	4	—	—	44	12,385	—%
Farmland	—	—	3	—	—	3	183	—%
	2,189	(276)	10	—	—	1,923	285,752	—%
Consumer real estate
Home equity lines	11	24	5	—	—	40	18,459	—%
Secured by 1-4 family residential
First deed of trust	131	76	83	—	3	293	79,584	0.00%
Second deed of trust	43	25	15	—	16	99	9,550	0.17%
	185	125	103	—	19	432	107,593	0.02%
Commercial and industrial loans
(except those secured by real estate)	576	1	(110)	—	173	640	86,065	0.20%
Student loans	52	—	35	(30)	—	57	19,716	(0.15)%
Consumer and other	37	(5)	7	(3)	—	36	4,270	(0.07)%
Unallocated	60	(9)	(30)	—	—	21	—	—%

	$3,370	$(127)	$21	$(33)	$192	$3,423	$552,877	0.03%

		Provision for					Ratio of Net
	Beginning	(Recovery of)			Ending	Average	(Charge-offs) to
	Balance	Loan Losses	Charge-offs	Recoveries	Balance	Loans	Average Loans
Year Ended December 31, 2022
Construction and land development
Residential	$57	$22	$—	$—	$79	$7,269	—%
Commercial	229	(37)	—	—	192	33,767	—%
	286	(15)	—	—	271	41,036	—%
Commercial real estate
Owner occupied	833	34	—	—	867	121,507	—%
Non-owner occupied	1,083	206	—	—	1,289	143,941	—%
Multifamily	35	(2)	—	—	33	13,409	—%
Farmland	2	(2)	—	—	—	656	—%
	1,953	236	—	—	2,189	279,513	—%
Consumer real estate
Home equity lines	12	(59)	—	58	11	19,371	0.30%
Secured by 1-4 family residential
First deed of trust	123	3	—	5	131	62,214	0.01%
Second deed of trust	47	(311)	(27)	334	43	10,044	3.06%
	182	(367)	(27)	397	185	91,629	0.40%
Commercial and industrial loans
(except those secured by real estate)	486	180	(157)	67	576	87,882	(0.10)%
Student loans	65	18	(31)	—	52	23,601	(0.13)%
Consumer and other	29	10	(2)	—	37	3,709	(0.05)%
Unallocated	422	(362)	—	—	60	—	—%

	$3,423	$(300)	$(217)	$464	$3,370	$527,370	0.05%

For more financial data and other information about loans refer to Note 1 “Summary of Significant Accounting Policies” and Note 4 “Allowance for Credit Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands).

	December 31,	December 31,
	2023	2022
Nonaccrual loans	$291	$654
Foreclosed properties	—	—
Total nonperforming assets	$291	$654

Restructured loans (not included in nonaccrual loans above)	$—	$5,088

Loans past due 90 days and still accruing (1)	$2,228	$1,725

Nonaccrual loans to total loans (2)	0.05%	0.12%

Nonperforming assets to loans (2)	0.05%	0.12%

Nonperforming assets to total assets	0.04%	0.09%

Allowance for credit losses on loans to
Loans, net of deferred fees and costs	0.59%	0.63%
Loans, net of deferred fees and costs (excluding guaranteed loans)	0.61%	0.65%
Nonaccrual loans	1,176.29%	515.29%
(1)	All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.
(2)	Loans are net of unearned income and deferred cost.

Nonperforming assets totaled $291,000 at December 31, 2023, compared to $654,000 at December 31, 2022. Nonperforming assets at December 31, 2023 consisted entirely of $291,000 in nonaccrual loans, compared to $654,000 at December 31, 2022.

The following table presents an analysis of the changes in nonperforming assets for 2023 (in thousands).

	Nonaccrual
	Loans	OREO	Total
Balance December 31, 2022	$654	$—	$654
Additions	16	—	16
Loans placed back on accrual	(300)	—	(300)
Repayments	(79)	—	(79)
Charge-offs	—	—	—
Balance December 31, 2023	$291	$—	$291

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

There were no individual allowances associated with the total nonaccrual loans of $291,000 and $654,000 at December 31, 2023 and December 31, 2022, respectively, that were considered collateral dependent.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $86,000 and $87,000 for 2023 and 2022, respectively. Student loans totaling $2,228,000 and $1,725,000 at December 31, 2023 and 2022, respectively, were past due 90 days or more and interest was still being accrued as principal and interest on such loans have a 98% guarantee by the DOE. The 2% not covered by the DOE guarantee is provided for in the allowance for credit losses.

Deposits

The following table gives the composition of our deposits at the dates indicated (dollars in thousands).

	December 31, 2023		December 31, 2022
	Amount	%	Amount	%
Demand accounts	$247,624	40.9%	$255,236	40.9%
Interest checking accounts	76,289	12.6%	90,252	14.4%
Money market accounts	195,249	32.3%	179,036	28.7%
Savings accounts	39,633	6.5%	55,695	8.9%
Time deposits of $250,000 and over	9,145	1.5%	4,740	0.8%
Other time deposits	37,405	6.2%	39,784	6.3%
Total	$605,345	100.0%	$624,743	100.0%

Total deposits decreased by $19,398,000, or 3.10%, from December 31, 2022. Variances of note are as follows:

●	Noninterest bearing demand account balances decreased $7,612,000 from December 31, 2022, and represented 40.91% of total deposits at December 31, 2023 compared to 40.85% as of December 31, 2022. The decrease in noninterest bearing demand accounts was driven by a combination of consumers and businesses drawing down balances due to increased pressure from high inflation, making year-end tax payments, as well as investing in higher yielding products.
●	Low cost relationship deposits (i.e. interest checking, money market, and savings) balances decreased $13,812,000, or 4.25%, from December 31, 2022. The decrease in these accounts was primarily driven by the same combination of factors as the noninterest bearing demand accounts.
●	Time deposits increased by $2,026,000, or 4.55%, from December 31, 2022. The increase in time deposits was primarily driven by our prior strategy earlier in the year to lock in lower cost time deposits with maturities of less than 12 months to help reduce the volatility in our interest expense.

The following table presents the average deposits balances and average rate paid for the dates indicated (dollars in thousands).

	Average Balance		Average Cost Rate

	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
Noninterest bearing deposits	$249,711	$276,742
Interest checking	79,744	87,423	0.53%	0.12%
Money market	197,720	192,626	1.97%	0.27%
Savings	42,559	51,077	0.16%	0.15%
Certificates
Less than $250,000	42,191	53,488	1.49%	0.61%
$250,000 or more	9,396	5,964	2.94%	0.69%
Total interest bearing deposits	371,610	390,578	1.42%	0.28%
Total deposits	$621,321	$667,320	0.85%	0.16%

The following table presents (in thousands) the scheduled maturities of time deposits greater than $250,000 which is the maximum FDIC insurance limit.

	December 31,	December 31,
	2023	2022
Months to maturity:
Three or less	$1,268	$480
Over three through six	3,889	1,093
Over six through twelve	3,449	2,630
Over twelve	539	537
Total	$9,145	$4,740

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

Capital resources

Shareholders’ equity at December 31, 2023 was $67,556,000 compared to $61,111,000 at December 31, 2022. The $6,445,000 increase in shareholders’ equity during the twelve months ended December 31, 2023, was primarily due to the recognition of net income of $1,918,000, from December 31, 2022 to December 31, 2023, and the $5,268,000 decrease in accumulated other comprehensive loss. The decrease in accumulated other comprehensive loss was primarily the result of the balance sheet repositioning noted earlier and rate movements during the year ended December 31, 2023, which resulted in improved valuations on the remaining available for sale securities portfolio.

The following table presents the composition of regulatory capital and the capital ratios of the Bank at the dates indicated (dollars in thousands).

	December 31,	December 31,
	2023	2022
Tier 1 capital
Total bank equity capital	$77,151	$70,731
Net unrealized loss on available-for-sale securities	5,603	10,862
Defined benefit postretirement plan	10	19
Total Tier 1 capital	82,764	81,612

Tier 2 capital
Allowance for credit losses	3,729	3,370
Tier 2 capital deduction	—	—
Total Tier 2 capital	3,729	3,370

Total risk-based capital	86,493	84,982

Risk-weighted assets	$596,946	$573,976

Average assets	$742,655	$745,120

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	11.14%	10.95%
Common equity tier 1 capital ratio (CET 1)	13.86%	14.22%
Tier 1 capital to risk-weighted assets	13.86%	14.22%
Total capital to risk-weighted assets	14.49%	14.81%
Equity to total assets	10.50%	9.78%

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

At December 31, 2023 and 2022, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $123,299,000 and $150,531,000, or 16.74% and 20.81% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

At December 31, 2023, the Company had approximately $209.1 million in uninsured deposits, which represents 34.62% of total deposits. Total liquidity sources at December 31, 2023 equal $149.5 million, or 71.5% of uninsured deposits.

The Company’s internal policy limits wholesale deposits (i.e., brokered deposits and internet listing services) to 15 percent of total funding, representing $110.5 million of additional availability as of December 31, 2023. The Company had zero wholesale deposits as of December 31, 2023. The use of wholesale deposits in conjunction with the above liquidity sources would give the bank $260.0 million, or 124.3%, in uninsured deposit coverage.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds lines of credit with correspondent banks totaling $22.8 million for which there were no borrowings against the lines at December 31, 2023.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2023 was $3.4 million, based on the Bank’s qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets.

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At December 31, 2023, we had commitments to originate $136,583,000 of loans. Fixed commitments to incur capital expenditures were less than $100,000 at December 31, 2023. Certificates of deposit scheduled to mature or reprice in the 12-month period ending December 31, 2024 total $38,603,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace LIBOR with a benchmark rate based on the Secured Overnight Funding Rate (“SOFR”) for contracts governed by U.S. law that have no or ineffective fallbacks. We have a number of borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. As a result of the announced discontinuation of LIBOR on June 30, 2023, the Company replaced the LIBOR leg of the calculated floating rate for these instruments with the corresponding term SOFR plus the applicable tenor spread adjustment as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System.

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

The more critical accounting and reporting policies include the Company’s accounting for the allowance for credit losses. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

The following is a summary of the Company’s critical accounting policies that are highly dependent on estimates, assumptions, and judgments.

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for credit losses on loans, reserve for unfunded commitments, and the allowance on securities.

The allowance for credit losses on loans is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. Credit losses on loans are charged against the allowance when management believes the uncollectibility of a loan balance is probable. Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses on loans, in management’s judgement, represents the current estimate of expected credit losses over the term of loans held for investment, and is recorded at an amount that, in management’s judgement, reduces the recorded investment in loans to the net amount expected to be collected. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions which may affect a borrower’s ability to repay, overall portfolio quality, and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company utilizes a third-party model to tabulate its estimate of current expected credit losses, using a WARM methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics by call report code. The Company primarily utilizes the short-term natural rate of unemployment forecast based on the Federal Open Market Committee’s projection of unemployment for its reasonable and supportable forecasting of current expected credit losses using a statistical regression analysis. For the periods beyond the reasonable and supportable forecast period, projections of expected credit losses are based on a reversion to the long-run mean for the national unemployment rate. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: changes in lending policies and procedures including changes in underwriting standards, and collections, charge-offs, and recovery practices, changes in international, national, regional, and local conditions, changes in the nature and volume of the portfolio and terms of loans, changes in experience, depth, and ability of lending management, changes in the volume and severity of past due loans and other similar conditions, changes in the quality of the organization’s loan review system, changes in the value of underlying collateral for collateral dependent loans, the existence and effect of any concentrations of credit and changes in the levels of such concentrations, and the effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses.

Loans that do not share common risk characteristics with other loans are evaluated individually and are not included in the collective analysis. The allowance for credit losses on loans that are individually evaluated may be estimated based on their expected cash flows, or, in the case of loans for which repayment is expected substantially through the operation or sale of collateral when the borrower is experiencing financial difficulty, may be measured based on the fair value of the collateral less estimated costs to sell.

The Company records a reserve, reported in other liabilities, for expected credit losses on commitments to extend credit that are not unconditionally cancelable by the Company.  The reserve for unfunded commitments is measured based on the principles utilized in estimating the allowance for credit losses on loans and an estimate of the amount of unfunded commitments expected to be advanced. Changes in the reserve for unfunded commitments are recorded through the provision for credit losses.

The fair value of investment securities available for sale is estimated based on quoted prices for similar assets determined by bid quotations received from independent pricing services. For those debt securities whose fair value is less than their amortized cost basis, we consider our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery and if we do not expect to recover the entire amortized cost basis of the security. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery, the Company evaluates unrealized losses to determine whether a decline in fair value below amortized cost basis is a result of a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security, or other factors such as changes in market interest rates. If a credit loss exists, an allowance for credit losses is recorded that reflects the amount of the impairment related to credit losses, limited by the amount by which the security’s amortized cost basis exceeds its fair value. Changes in the allowance for credit losses are recorded in net income in the period of change and are included in provision for credit losses. Changes in the fair value of debt securities available for sale not resulting from credit losses are recorded in other comprehensive income (loss). The Company regularly reviews unrealized losses in its investments in securities and cash flows expected to be collected from impaired securities based on criteria including the extent to which market value is below amortized cost, the financial health of and specific prospects for the issuer, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

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

To the Shareholders and Board of Directors

Village Bank and Trust Financial Corp.

Midlothian, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Village Bank and Trust Financial Corp. and its subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Notes 1 and 4 to the financial statements, the Company has changed its method of accounting for the allowance for credit losses in 2023 due to the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, including all related amendments.

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

Allowance for Credit Losses – Loans Collectively Evaluated for Losses

As described in Note 1 – Summary of Significant Accounting Policies and Note 4 – Allowance for Credit Losses to the consolidated financial statements, the Company changed its method of accounting for credit losses on January 1, 2023, due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended. The allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans made up the total recorded ACLL of $3.4 million as of December 31, 2023. The collectively evaluated ACLL consists of quantitative and qualitative components.

The quantitative component consists of loss estimates derived from a weighted average remaining maturity (“WARM”) model using external observations of historical loan losses adjusted for estimated attrition and forecasts of future conditions over a reasonable and supportable period. These estimates consider large amounts of data in tabulating loss and attrition rates and require complex calculations as well as management judgment in the selection of appropriate inputs.

In addition to the quantitative component, the collectively evaluated ACLL also includes a qualitative component which aggregates management’s assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Factors considered by management in developing its qualitative estimates include: changes in lending policies and procedures, changes in international, national, regional and local economic conditions, changes in the nature and volume of the portfolio and terms of loans, changes in the experience, depth, and ability of lending management, changes in the volume and severity of past due loans and other similar conditions, changes in the quality of the Company’s loan review system, changes in the value of underlying collateral for collateral dependent loans, the existence and effect of any concentrations of credit and changes in the level of such concentrations and the effect of other external factors (i.e. competition, legal and regulatory requirements, etc.) on the level of credit losses.

Management exercised significant judgment when estimating the ACLL on collectively evaluated loans. We identified the estimation of the collectively evaluated ACLL as a critical audit matter as auditing the collectively evaluated ACLL involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

The primary audit procedures we performed to address this critical audit matter included:

● Substantively testing management’s process for measuring the collectively evaluated ACLL, including:
o	Evaluating conceptual soundness, assumptions, and key data inputs of the Corporation’s WARM methodology, including the identification of loan pools, the calculation of loss rate inputs, and the calculation of attrition rate inputs for each pool.
o	Evaluating the methodology and testing the accuracy of incorporating reasonable and supportable forecasts in the collectively evaluated ACLL estimate.
o	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
o	Evaluating the qualitative factors for directional consistency in comparison to prior periods and for reasonableness in comparison to underlying supporting data.

o	Testing the mathematical accuracy of the ACLL for collectively evaluated loans including both the quantitative and qualitative components of the calculation.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2018.

Richmond, Virginia

March 22, 2024

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Balance Sheets

December 31, 2023 and 2022

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Cash and due from banks	$10,383	$12,062
Federal funds sold	7,331	4,616
Total cash and cash equivalents	17,714	16,678
Investment securities available for sale, at fair value	105,585	133,853
Restricted stock, at cost	2,985	1,564
Loans held for sale	4,983	2,268
Loans
Outstandings	575,008	538,427
Allowance for credit losses	(3,423)	(3,370)
Deferred costs, net	803	588
Total loans, net	572,388	535,645
Premises and equipment, net	11,760	11,748
Bank owned life insurance	13,120	12,798
Accrued interest receivable	3,827	3,651
Other assets	4,254	5,065
Total Assets	$736,616	$723,270

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing demand	$247,624	$255,236
Interest bearing	357,721	369,507
Total deposits	605,345	624,743
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,700	5,692
Federal Home Loan Bank advances	45,000	20,000
Accrued interest payable	210	70
Other liabilities	4,041	2,890
Total liabilities	669,060	662,159

Shareholders’ equity
Common stock, $4 par value, 10,000,000 shares authorized; 1,492,879 shares issued and outstanding at December 31, 2023 and 1,482,790 shares issued and outstanding at December 31, 2022	5,908	5,868
Additional paid-in capital	55,486	55,167
Retained earnings	11,775	10,957
Stock in directors rabbi trust	(467)	(689)
Directors deferred fees obligation	467	689
Accumulated other comprehensive loss	(5,613)	(10,881)
Total shareholders’ equity	67,556	61,111

Total liabilities and shareholders' equity	$736,616	$723,270

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2023 and 2022

(in thousands, except per share data)

	Year Ended
	December 31,
	2023	2022
Interest income
Loans	$29,493	$24,776
Investment securities	3,198	2,244
Federal funds sold	583	467
Total interest income	33,274	27,487

Interest expense
Deposits	5,295	1,079
Borrowed funds	2,691	702
Total interest expense	7,986	1,781

Net interest income	25,288	25,706
Provision for (recovery of) credit losses	50	(300)
Net interest income after provision for (recovery of) credit losses	25,238	26,006

Noninterest income
Service charges and fees	2,738	2,625
Mortgage banking income, net	1,690	3,427
Loss on sale of investment securities, net	(4,986)	—
Gain on sale of Small Business Administration loans	—	79
Other	522	471
Total noninterest income (loss)	(36)	6,602

Noninterest expense
Salaries and benefits	13,389	13,768
Occupancy	1,242	1,216
Equipment	1,112	1,102
Supplies	162	158
Data processing	1,943	1,389
Professional and outside services	1,598	1,387
Advertising and marketing	404	386
FDIC insurance premium	298	237
Other operating expense	2,889	2,670
Total noninterest expense	23,037	22,313

Income before income tax expense	2,165	10,295
Income tax expense	247	1,990

Net income	$1,918	$8,305

Earnings per share, basic	$1.29	$5.62
Earnings per share, diluted	$1.29	$5.62

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2023 and 2022

(in thousands)

	Year Ended
	December 31,
	2023	2022
Net income	$1,918	$8,305
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	1,671	(12,843)
Tax effect	(351)	2,697
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	1,320	(10,146)

Reclassification adjustment
Reclassification adjustment for losses realized in income	4,986	—
Tax effect	(1,047)	—
Reclassification for gains included in net income, net of tax	3,939	—

Minimum pension adjustment	14	14
Tax effect	(5)	(5)
Minimum pension adjustment, net of tax	9	9

Total other comprehensive income (loss)	5,268	(10,137)

Total comprehensive income (loss)	$7,186	$(1,832)

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2023 and 2022

(in thousands)

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Loss	Total

Balance, December 31, 2021	$5,822	$54,814	$3,509	$(730)	$730	$(744)	$63,401

Vesting of restricted stock	43	(43)	—	41	(41)	—	—
Exercise of stock options	3	15	—	—	—	—	18
Stock based compensation	—	381	—	—	—	—	381
Cash dividends declared ($0.58 per share)	—	—	(857)	—	—	—	(857)
Net income	—	—	8,305	—	—	—	8,305
Other comprehensive loss	—	—	—	—	—	(10,137)	(10,137)
Balance, December 31, 2022	$5,868	$55,167	$10,957	$(689)	$689	$(10,881)	$61,111

Vesting of restricted stock	40	(40)	—	222	(222)	—	—
Stock based compensation	—	359	—	—	—	—	359
Cash dividends declared ($0.66 per share)	—	—	(981)	—	—	—	(981)
Impact of adoption of ASC 326	—	—	(119)	—	—	—	(119)
Net income	—	—	1,918	—	—	—	1,918
Other comprehensive income	—	—	—	—	—	5,268	5,268
Balance, December 31, 2023	$5,908	$55,486	$11,775	$(467)	$467	$(5,613)	$67,556

See accompanying notes consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2023 and 2022

(in thousands)

	Year Ended
	December 31,
	2023	2022

Cash Flows from Operating Activities
Net income	$1,918	$8,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	604	546
Amortization of debt issuance costs	8	32
Deferred income taxes	101	146
Provision for (recovery of) credit losses	50	(300)
Loss on sale of investment securities	4,986	—
Gain on sale of Small Business Administration loans	—	(79)
Gain on sales of loans held for sale	(2,409)	(4,751)
Loss on disposal of premises and equipment	—	3
Stock compensation expense	359	381
Proceeds from sale of mortgage loans	112,720	169,995
Origination of mortgage loans held for sale	(113,026)	(162,371)
Amortization of premiums and accretion of discounts on securities, net	(221)	58
Increase in bank owned life insurance	(322)	(304)
Net change in:
Interest receivable	(176)	(406)
Other assets	(649)	2,582
Interest payable	140	2
Other liabilities	874	(3,570)
Net cash provided by operating activities	4,957	10,269

Cash Flows from Investing Activities
Purchases of available for sale securities	(38,747)	(65,488)
Proceeds from the sale of available for sale securities	50,079	—
Proceeds from maturities, calls and paydowns of available for sale securities	18,829	13,433
Net increase in loans	(36,666)	(12,665)
Purchases of premises and equipment, net	(616)	(473)
Purchase of restricted stock, net	(1,421)	(870)
Net cash used in investing activities	(8,542)	(66,063)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	—	18
Cash dividends paid	(981)	(857)
Net decrease in deposits	(19,398)	(39,305)
Net increase in other borrowings	25,000	20,000
Net cash provided by (used in) financing activities	4,621	(20,144)

Net increase (decrease) in cash and cash equivalents	1,036	(75,938)
Cash and cash equivalents, beginning of period	16,678	92,616

Cash and cash equivalents, end of period	$17,714	$16,678

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$7,846	$1,779
Cash payments for taxes	$608	$1,960
Supplemental Schedule of Non-Cash Activities
Unrealized gains (losses) on securities available for sale	$6,658	$(12,843)
Right of use assets obtained in exchange for new operating lease liabilities	$—	$263
Minimum pension adjustment	$14	$14

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

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

The Company is utilizing a third-party model to tabulate its estimate of current expected credit losses, using a weighted average remaining maturity (“WARM”) methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics by call report code. The Company’s forecast of estimated expected losses is based on a twelve-month forecast of the national rate of unemployment and external observations of historical loan losses. The Company uses the Federal Open Market Committee’s projection of unemployment for its reasonable and supportable forecasting of current expected credit losses. For the periods beyond the reasonable and supportable forecast period, projections of expected credit losses are based on a reversion to the long-run mean for the national unemployment rate. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: changes in lending policies and procedures including changes in underwriting standards, changes in collections, charge-offs, and recovery practices, changes in international, national, regional, and local conditions, changes in the nature and volume of the portfolio and terms of loans, changes in experience, depth, and ability of lending management, changes in the volume and severity of past due loans and other similar conditions, changes in the quality of the organization’s loan review system, changes in the value of underlying collateral for collateral dependent loans, the existence and effect of any concentrations of credit and changes in the levels of such concentrations, and the effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses. The Company’s CECL implementation process was overseen by the Chief Financial Officer and included an assessment of data availability and gap analysis, data collection, consideration and analysis of multiple loss estimation methodologies, an assessment of relevant qualitative factors and correlation analysis of multiple potential loss drivers and their impact on the Company’s historical loss experience. During 2022, the Company calculated its current expected credit losses model in parallel to its incurred loss model to further refine the methodology and model.  In addition, the Company utilized internal personnel who were not involved in the development of the model to perform a comprehensive model validation.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheets dates and revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change include the determination of the allowance for credit losses and its related provision, including impaired loans, and the valuation of deferred tax assets.

Securities

At the time of purchase, debt securities are classified into the following categories: held to maturity, available for sale or trading. Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity. Held to maturity securities are stated at amortized cost adjusted for amortization of premiums and accretion of discounts on purchase using a method that approximates the effective interest method. Investments classified as trading or available for sale are stated at fair value. Changes in fair value of trading investments are included in current earnings while changes in fair value of available for sale investments are excluded from current earnings and reported, net of taxes, as a separate component of other comprehensive income (loss). Presently, the Company does not maintain a portfolio of trading or held to maturity securities.

The fair value of investment securities available for sale is estimated based on quoted prices for similar assets determined by bid quotations received from independent pricing services. For those debt securities whose fair value is less than their amortized cost basis, we consider our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery and if we do not expect to recover the entire amortized cost basis of the security. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery, the Company evaluates unrealized losses to determine whether a decline in fair value below amortized cost basis is a result of a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security, or other factors such as changes in market interest rates. If a credit loss exists, an allowance for credit losses is recorded that reflects the amount of the impairment related to credit losses, limited by the amount by which the security’s amortized cost basis exceeds its fair value. Changes in the allowance for credit losses are recorded in net income in the period of change and are included in provision for credit losses. Changes in the fair value of debt securities available for sale not resulting from credit losses are recorded in other comprehensive income (loss). The Company regularly reviews unrealized losses in its investments in securities and cash flows expected to be collected from impaired securities based on criteria including the extent to which market value is below amortized cost, the financial health of and specific prospects for the issuer, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

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

Mortgage Banking and Derivatives

Loans held for sale. The Company, through the Bank’s mortgage banking subsidiary, the Mortgage Company, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. The Company uses fair value accounting for its entire portfolio of loans held for sale (“LHFS”) in accordance with ASC 820 - Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for identical instruments traded in the secondary mortgage loan markets in which the Company conducts business and totaled $5.0 million as of December 31, 2023, of which $4.8 million is related to unpaid principal, and totaled $2.3 million as of December 31, 2022, of which $2.2 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments. The Company, through the Mortgage Company, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments (“IRLCs”). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation.  The Company determines the fair value of IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at December 31, 2023, and totaled $271,000, with a notional amount of $7.5 million and total positions of 27, and at December 31, 2022, totaled $142,000, with a notional amount of $9.9 million and total positions of 31. Changes in fair value are recorded as a component of mortgage banking income, net in the Consolidated Income Statement for the years ended December 31, 2023, and December 31, 2022.  The Company’s IRLCs are classified as Level 2. At December 31, 2023 and December 31, 2022, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b).  The fair value of forward sales commitments is reported in “Other Liabilities” in the Consolidated Balance Sheet at December 31, 2023, and totaled $506,000, with a notional amount of $12.3 million and total positions of 47, and at December 31, 2022, totaled $207,000, with a notional amount of $12.1 million and total positions of 38.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. Our transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2023 and 2022 and the sale of residential mortgage loans in the secondary market; the extent of which are disclosed in the Consolidated Statements of Cash Flows.

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

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contractual amount of standby letters of credit, whose contract amounts represent credit risk, was approximately $1,202,000 at December 31, 2023 and approximately $922,000 at December 31, 2022.

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

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for credit losses on loans, reserve for unfunded commitments, and the allowance on securities.

The allowance for credit losses on loans is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Credit losses on loans are charged against the allowance when management believes the uncollectibility of a loan balance is probable. Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses on loans, in management’s judgement, represents the current estimate of expected credit losses over the term of loans held for investment, and is recorded at an amount that, in management’s judgement, reduces the recorded investment in loans to the net amount expected to be collected. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions which may affect a borrower’s ability to repay, overall portfolio quality, and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company utilizes a third-party model to tabulate its estimate of current expected credit losses, using a WARM methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics by call report code. The Company primarily utilizes the short-term natural rate of unemployment forecast based on the Federal Open Market Committee’s projection of unemployment for its reasonable and supportable forecasting of current expected credit losses using a statistical regression analysis. For the periods beyond the reasonable and supportable forecast period, projections of expected credit losses are based on a reversion to the long-run mean for the national unemployment rate. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: changes in lending policies and procedures including changes in underwriting standards, and collections, charge-offs, and recovery practices, changes in international, national, regional, and local conditions, changes in the nature and volume of the portfolio and terms of loans, changes in experience, depth, and ability of lending management, changes in the volume and severity of past due loans and other similar conditions, changes in the quality of the organization’s loan review system, changes in the value of underlying collateral for collateral dependent loans, the existence and effect of any concentrations of credit and changes in the levels of such concentrations, and the effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses.

Loans that do not share common risk characteristics with other loans are evaluated individually and are not included in the collective analysis. The allowance for credit losses on loans that are individually evaluated may be estimated based on their expected cash flows, or, in the case of loans for which repayment is expected substantially through the operation or sale of collateral when the borrower is experiencing financial difficulty, may be measured based on the fair value of the collateral less estimated costs to sell.

The Company records a reserve, reported in other liabilities, for expected credit losses on commitments to extend credit that are not unconditionally cancelable by the Company.  The reserve for unfunded commitments is measured based on the principles utilized in estimating the allowance for credit losses on loans and an estimate of the amount of unfunded commitments expected to be advanced. Changes in the reserve for unfunded commitments are recorded through the provision for credit losses.

Other real estate owned

Real estate acquired through or in lieu of foreclosure is initially recorded at estimated fair value less estimated selling costs establishing a new cost basis. There were no assets held as other real estate owned (“OREO”) as of December 31, 2023 and December 31, 2022.  Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. If fair value declines subsequent to foreclosure a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. Costs relating to the development and improvement of such property are capitalized when appropriate, whereas those costs relating to holding the property are expensed.

Assets held for sale

There were no assets held for sale at December 31, 2023 and 2022.  The Company periodically evaluates the value of assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.

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

Supplemental Executive Retirement Plan

The Company recognizes the unfunded status of its Supplemental Executive Retirement Plan (the “SERP”) as a liability in its Consolidated Balance Sheets, measured at the projected benefit obligation as of December 31, 2023 and 2022. Net periodic pension costs are recorded each period based on actuarially determined amounts in accordance with GAAP and recognized in salaries and employment benefits in the Consolidated Statements of Income. Actuarial determinations of net periodic pension cost are based on assumptions related to discount rates, employee compensation and mortality and interest crediting rates. Other changes in the status of the plan are recorded in the year in which the changes occur through other comprehensive income.

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

Comprehensive income

Total comprehensive income (loss) consists of net income and other comprehensive income (loss). At December 31, 2023 and 2022, the accumulated other comprehensive income (loss) was comprised of unrealized (losses) on securities available for sale of ($5,603,000) and ($10,862,000), and unfunded pension liability of ($10,000) and ($19,000) net of tax, respectively.

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

Revenue recognition

The Company recognizes revenue as it is earned in accordance with ASU 2014-09. The following discussion is of revenues that are within the scope of the this guidance:

●	Debit and credit interchange fee income - Card processing fees consist of interchange fees from consumer debit and credit card networks and other card related services. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur.
●	Service charges on deposit accounts - Revenue from service charges on deposit accounts is earned through deposit-related services, as well as overdraft, non-sufficient funds, account management and other deposit related fees. Revenue is recognized for these services either over time, corresponding with deposit accounts’ monthly cycle, or at a point in time for transactional related services and fees.
●	Service charges on loan accounts - Revenue from loan accounts consists primarily of fees earned on prepayment penalties. Revenue is recognized for the services at a point in time for transactional related services and fees.
●	Gains/Losses on sale of OREO - The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.
●	Gains/Losses on sale of assets held for sale – The Company records a gain or loss from the sale of assets held for sale when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of assets held for sale to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probably. Once these criteria are met, the asset held for sale is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer.

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

Recent accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark (CODM), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

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

Note 2. Investment Securities Available for Sale

The amortized cost and fair value of investment securities available for sale as of December 31, 2023 and 2022 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2023
U.S. Government agency obligations	$20,690	$—	$(75)	$20,615
Mortgage-backed securities	77,275	643	(5,381)	72,537
Municipals	2,264	—	(608)	1,656
Subordinated debt	12,449	30	(1,702)	10,777

	$112,678	$673	$(7,766)	$105,585

December 31, 2022
U.S. Government agency obligations	$64,631	$5	$(3,734)	$60,902
Mortgage-backed securities	69,151	6	(8,597)	60,560
Municipals	2,268	—	(718)	1,550
Subordinated debt	11,553	29	(741)	10,841

	$147,603	$40	$(13,790)	$133,853

The Company had investment securities with a fair value of $24,926,000 and $5,613,000 pledged to secure borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) at December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023, the Company executed a securities repositioning and balance sheet deleveraging strategy by selling available for sale securities with a total book value of $55,195,000 and a weighted average yield of 1.48% at a pre-tax loss of $4,986,000. The net proceeds from the sale were used to reduce FHLB borrowings by $15.0 million costing 5.57% and the remaining funds were reinvested back into the securities portfolio with a weighted average yield of 5.48%, with a duration of 3.4 years, and a weighted average life of 5.0 years. The transaction was structured to improve the forward run rate on earnings, add interest rate risk protection to a higher for longer and potential down rate environments, while improving tangible common equity and maintaining our strong liquidity position.  There were no sales of available for sale securities for the years ended December 31, 2022.

Investment securities available for sale that had an unrealized loss position at December 31, 2023 and December 31, 2022 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2023
U.S. Government agency obligations	$—	$—	$20,289	(75)	$20,289	$(75)
Mortgage-backed securities	4,631	(24)	30,311	(5,357)	34,942	(5,381)
Municipals	—	—	1,656	(608)	1,656	(608)
Subordinated debt	4,145	(587)	5,937	(1,115)	10,082	(1,702)

	$8,776	$(611)	$58,193	$(7,155)	$66,969	$(7,766)

December 31, 2022
U.S. Government agency obligations	$21,848	$(723)	$37,256	$(3,011)	$59,104	$(3,734)
Mortgage-backed securities	36,089	(3,588)	22,549	(5,009)	58,638	(8,597)
Municipals	—	—	1,549	(718)	1,549	(718)
Subordinated debt	5,305	(498)	2,007	(243)	7,312	(741)

	$63,242	$(4,809)	$63,361	$(8,981)	$126,603	$(13,790)

As of December 31, 2023, there were 56 investments available for sale totaling $67.0 million that were in a loss position and had an unrealized loss of $7.8 million.

As of December 31, 2022, there were $63.4 million, or 28 issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $9.0 million and consisted of U.S. Government agency obligations, mortgage-backed securities, municipals and subordinated debt.

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the declines in fair value are attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company has not recorded an allowance for credit losses on these investments at December 31, 2023.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2023, by contractual maturity, are as follows (in thousands):

	Amortized
	Cost	Fair Value

Less than one year	$19,990	$19,928
One to five years	10,805	10,883
Five to ten years	17,370	15,781
More than ten years	64,513	58,993

Total	$112,678	$105,585

Note 3. Loans

Loans classified by type as of December 31, 2023 and 2022 are as follows (dollars in thousands):

	December 31, 2023		December 31, 2022
	Amount	%	Amount	%
Construction and land development
Residential	$10,471	1.82%	$9,727	1.81%
Commercial	37,024	6.44%	35,400	6.57%
	47,495	8.26%	45,127	8.38%
Commercial real estate
Owner occupied	122,666	21.33%	119,643	22.22%
Non-owner occupied	154,855	26.93%	153,610	28.53%
Multifamily	12,743	2.22%	11,291	2.10%
Farmland	326	0.06%	73	0.01%
	290,590	50.54%	284,617	52.86%
Consumer real estate
Home equity lines	21,557	3.75%	18,421	3.42%
Secured by 1-4 family residential,
First deed of trust	95,638	16.63%	67,495	12.54%
Second deed of trust	11,337	1.97%	7,764	1.44%
	128,532	22.35%	93,680	17.40%
Commercial and industrial loans
(except those secured by real estate)	86,203	14.99%	90,348	16.78%
Guaranteed student loans	17,923	3.12%	20,617	3.83%
Consumer and other	4,265	0.74%	4,038	0.75%

Total loans	575,008	100.0%	538,427	100.0%
Deferred and costs, net	803		588
Less: allowance for credit losses	(3,423)		(3,370)

	$572,388		$535,645

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the DOE. The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the FHLB as part of their lending arrangements with the Company totaled $35.5 million and $33.7 million as of December 31, 2023 and 2022, respectively.

The following is a summary of loans directly or indirectly with executive officers or directors of the Company for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022

Beginning balance	$4,365	$5,922
Additions	6,774	7,662
Effect of changes in composition of related parties	(160)	—
Reductions	(6,063)	(9,219)

Ending balance	$4,916	$4,365

Executive officers and directors also had unused credit lines totaling $774,000 and $2,223,000 at December 31, 2023 and 2022, respectively. Based on management’s evaluation all loans and credit lines to executive officers and directors were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (in thousands):

	December 31,	December 31,
	2023	2022
Consumer real estate
Home equity lines	$—	$300
Secured by 1-4 family residential
First deed of trust	160	164
Second deed of trust	105	171
	265	635
Commercial and industrial loans
(except those secured by real estate)	26	19

Total loans	$291	$654

There were no individual allowances associated with the total nonaccrual loans of $291,000 and $654,000 at December 31, 2023 and December 31, 2022, respectively, that were considered collateral dependent.

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination.  Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of December 31, 2023, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows (in thousands):

								Revolving-	Total
	2023	2022	2021	2020	2019	Prior	Revolving	Term	Loans
December 31, 2023
Construction and land development
Residential
Pass	$6,320	$3,812	$339	$—	$—	$—	$—	$—	$10,471
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Residential	$6,320	$3,812	$339	$—	$—	$—	$—	$—	$10,471
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	5,007	14,506	10,339	235	—	1,183	5,754	—	37,024
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial	$5,007	$14,506	$10,339	$235	$—	$1,183	$5,754	$—	$37,024
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Owner occupied
Pass	11,945	21,846	20,044	9,855	12,145	41,067	788	—	117,690
Special Mention	—	202	73	—	—	4,701	—	—	4,976
Substandard	—	—	—	—	—	—	—	—	—
Total Owner occupied	$11,945	$22,048	$20,117	$9,855	$12,145	$45,768	$788	$—	$122,666
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied
Pass	9,468	25,607	28,455	23,567	9,528	47,645	3,312	—	147,582

									Revolving-	Total
	2023	2022	2021	2020	2019	Prior	Revolving		Term	Loans
Special Mention	—	—	2,173	—	—	5,100	—		—	7,273
Substandard	—	—	—	—	—	—	—		—	—
Total Non-owner occupied	$9,468	$25,607	$30,628	$23,567	$9,528	$52,745	$3,312		$—	$154,855
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Multifamily
Pass	1,300	—	2,503	548	885	6,113	1,394		—	12,743
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Multifamily	$1,300	$—	$2,503	$548	$885	$6,113	$1,394		$—	$12,743
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Farmland
Pass	—	—	—	—	—	26	300		—	326
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Farmland	$—	$—	$—	$—	$—	$26	$300		$—	$326
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Consumer real estate
Home equity lines
Pass	—	446	—	—	—	—	21,036		—	21,482
Special Mention	—	—	—	—	—	—	75		—	75
Substandard	—	—	—	—	—	—	—		—	—
Total Home equity lines	$—	$446	$—	$—	$—	$—	$21,111		$—	$21,557
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Secured by 1-4 family residential
First deed of trust
Pass	34,067	14,288	15,613	8,107	2,957	17,427	2,125		—	94,584
Special Mention	—	—	—	170	—	724	—		—	894
Substandard	—	—	—	—	—	160	—		—	160
Total First deed of trust	$34,067	$14,288	$15,613	$8,277	$2,957	$18,311	$2,125		$—	$95,638
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Second deed of trust
Pass	4,530	3,207	1,027	397	1,067	626	266		—	11,120
Special Mention	—	—	—	—	45	67	—		—	112
Substandard	—	—	—	—	—	105	—		—	105
Total Second deed of trust	$4,530	$3,207	$1,027	$397	$1,112	$798	$266	$		$11,337
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial and industrial loans
(except those secured by real estate)
Pass	15,022	15,900	15,321	5,634	2,852	3,698	27,068		—	85,495
Special Mention	37	—	—	—	318	22	306		—	683
Substandard	—	—	—	13	—	12	—		—	25
Total Commercial and industrial	$15,059	$15,900	$15,321	$5,647	$3,170	$3,732	$27,374		$—	$86,203
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Guaranteed student loans
Pass	—	—	—	—	—	17,923	—		—	17,923
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Guaranteed student loans	$—	$—	$—	$—	$—	$17,923	$—		$—	$17,923
Current period gross writeoff	$30	$—	$—	$—	$—	$—	$—		$—	$—
Consumer and other
Pass	455	483	123	50	17	11	3,126		—	4,265
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Consumer and other	$455	$483	$123	$50	$17	$11	$3,126	$		$4,265
Current period gross writeoff	$3	$—	$—	$—	$—	$—	$—		$—	$—
Total Current period gross writeoff	$33	$—	$—	$—	$—	$—	$—		$—	$—
Total loans	$88,151	$100,297	$96,010	$48,576	$29,814	$146,610	$65,550		$—	$575,008

The following tables present the aging of the recorded investment in past due loans as of the dates indicated (in thousands):

			Greater				Investment >
	30‑59 Days	60‑89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2023
Construction and land development
Residential	$—	$—	$—	$—	$10,471	$10,471	$—
Commercial	—	—	—	—	37,024	37,024	—
	—	—	—	—	47,495	47,495	—
Commercial real estate
Owner occupied	—	—	—	—	122,666	122,666	—
Non-owner occupied	—	—	—	—	154,855	154,855	—
Multifamily	—	—	—	—	12,743	12,743	—
Farmland	—	—	—	—	326	326	—
	—	—	—	—	290,590	290,590	—
Consumer real estate
Home equity lines	83	25	—	108	21,449	21,557	—
Secured by 1‑4 family residential
First deed of trust	—	—	—	—	95,638	95,638	—
Second deed of trust	33	—	—	33	11,304	11,337	—
	116	25	—	141	128,391	128,532	—
Commercial and industrial loans
(except those secured by real estate)	—	—	—	—	86,203	86,203	—
Guaranteed student loans	690	493	2,228	3,411	14,512	17,923	2,228
Consumer and other	734	—	—	734	3,531	4,265	—

Total loans	$1,540	$518	$2,228	$4,286	$570,722	$575,008	$2,228

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2022
Construction and land development
Residential	$—	$—	$—	$—	$9,727	$9,727	$—
Commercial	—	—	—	—	35,400	35,400	—
	—	—	—	—	45,127	45,127	—
Commercial real estate
Owner occupied	—	—	—	—	119,643	119,643	—
Non-owner occupied	—	—	—	—	153,610	153,610	—
Multifamily	—	—	—	—	11,291	11,291	—
Farmland	—	—	—	—	73	73	—
	—	—	—	—	284,617	284,617	—
Consumer real estate
Home equity lines	—	50	—	50	18,371	18,421	—
Secured by 1-4 family residential
First deed of trust	—	—	—	—	67,495	67,495	—
Second deed of trust	54	—	—	54	7,710	7,764	—
	54	50	—	104	93,576	93,680	—
Commercial and industrial loans
(except those secured by real estate)	1,022	—	377	1,399	88,949	90,348	—
Guaranteed student loans	831	390	1,725	2,946	17,671	20,617	1,725
Consumer and other	—	—	—	—	4,038	4,038	—

Total loans	$1,907	$440	$2,102	$4,449	$533,978	$538,427	$1,725

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

	December 31, 2023			December 31, 2022
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate
Owner occupied	$—	$—	$—	$4,332	$4,347	$—
Non-owner occupied	—	—	—	312	312	—
	—	—	—	4,644	4,659	—
Consumer real estate
Home equity lines	—	—	—	300	300	—
Secured by 1‑4 family residential
First deed of trust	160	160	—	1,745	1,745	—
Second deed of trust	105	105	—	195	300	—
	265	265	—	2,240	2,345	—
Commercial and industrial loans
(except those secured by real estate)	26	26	—	19	19	—

	291	291	—	6,903	7,023	—

With an allowance recorded
Commercial real estate
Owner occupied	—	—	—	251	251	2
	—	—	—	251	251	2
Consumer real estate
Secured by 1-4 family residential
First deed of trust	—	—	—	136	136	6
	—	—	—	136	136	6

Consumer and other	—	—	—	21	21	1
	—	—	—	408	408	9

Total
Owner occupied	—	—	—	4,583	4,598	2
Non-owner occupied	—	—	—	312	312	—
	—	—	—	4,895	4,910	2
Consumer real estate
Home equity lines	—	—	—	300	300	—
Secured by 1-4 family residential,
First deed of trust	160	160	—	1,881	1,881	6
Second deed of trust	105	105	—	195	300	—
	265	265	—	2,376	2,481	6
Commercial and industrial loans
(except those secured by real estate)	26	26	—	19	19	—
Consumer and other	—	—	—	21	21	1
	$291	$291	$—	$7,311	$7,431	$9

The following is a summary of average recorded investment in individually evaluated loans with and without valuation allowance and interest income recognized on those loans for periods indicated (in thousands):

	December 31,
	2023		2022
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate
Owner occupied	$1,166	$208	$4,339	$159
Non-owner occupied	—	—	857	20
	1,166	208	5,196	179
Consumer real estate
Home equity lines	74	—	300	27
Secured by 1-4 family residential
First deed of trust	169	8	1,798	70
Second deed of trust	108	4	217	10
	351	12	2,315	107
Commercial and industrial loans
(except those secured by real estate)	57	8	94	4
	1,574	228	7,605	290

With an allowance recorded
Commercial real estate
Owner occupied	—	—	257	15
	—	—	257	15
Consumer real estate
Secured by 1-4 family residential
First deed of trust	—	—	121	7
Second deed of trust	—	—	49	—
	—	—	170	7

Consumer and other	—	—	11	—
	—	—	438	22

Total
Commercial real estate
Owner occupied	1,166	208	4,596	174
Non-owner occupied	—	—	857	20
	1,166	208	5,453	194
Consumer real estate
Home equity lines	74	—	300	27
Secured by 1-4 family residential,
First deed of trust	169	8	1,919	77
Second deed of trust	108	4	266	10
	351	12	2,485	114
Commercial and industrial loans
(except those secured by real estate)	57	8	94	4
Consumer and other	—	—	11	—
	$1,574	$228	$8,043	$312

Loan Modifications to Borrowers in Financial Difficulty

As part of its credit risk management, the Company may modify a loan agreement with a borrower experiencing financial difficulties through a refinancing or restructuring of the borrower’s loan agreement. There were no modified loans identified during the year ended December 31, 2023.

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

An accruing loan that is modified in a TDR can remain in accrual status if, based on a current well-documented credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical repayment performance for a reasonable period before modification. The following is a summary of performing and nonaccrual TDRs and the related specific valuation allowance by portfolio segment as of December 31, 2022 (dollars in thousands).

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

There were no new TDRs identified for the year ended December 31, 2022

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no defaults on TDRs that were modified as TDRs during the twelve-month period ended December 31, 2022.

Note 4. Allowance for Credit Losses

In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics by call report code. The Company’s forecast of estimated expected losses is based on a twelve-month forecast of the national rate of unemployment and external observations of historical loan losses. The Company uses the Federal Open Market Committee’s projection of unemployment for its reasonable and supportable forecasting of current expected credit losses. For the periods beyond the reasonable and supportable forecast period, projections of expected credit losses are based on a reversion to the long-run mean for the national unemployment rate. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: changes in lending policies and procedures including changes in underwriting standards, changes in collections, charge-offs, and recovery practices, changes in international, national, regional, and local conditions, changes in the nature and volume of the portfolio and terms of loans, changes in experience, depth, and ability of lending management, changes in the volume and severity of past due loans and other similar conditions, changes in the quality of the organization’s loan review system, changes in the value of underlying collateral for collateral dependent loans, the existence and effect of any concentrations of credit and changes in the levels of such concentrations, and the effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses.

Activity in the allowance for credit losses is as follows for the periods indicated (in thousands):

		Impact of	Provision for
	Beginning	adopting	(Recovery of)			Ending
	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2023
Construction and land development
Residential	$79	$3	$4	$—	$—	$86
Commercial	192	34	2	—	—	228
	271	37	6	—	—	314
Commercial real estate
Owner occupied	867	(475)	17	—	—	409
Non-owner occupied	1,289	192	(14)	—	—	1,467
Multifamily	33	7	4	—	—	44
Farmland	—	—	3	—	—	3
	2,189	(276)	10	—	—	1,923
Consumer real estate
Home equity lines	11	24	5	—	—	40
Secured by 1-4 family residential
First deed of trust	131	76	83	—	3	293
Second deed of trust	43	25	15	—	16	99
	185	125	103	—	19	432
Commercial and industrial loans
(except those secured by real estate)	576	1	(110)	—	173	640
Student loans	52	—	35	(30)	—	57
Consumer and other	37	(5)	7	(3)	—	36
Unallocated	60	(9)	(30)	—	—	21

	$3,370	$(127)	$21	$(33)	$192	$3,423

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2022
Construction and land development
Residential	$57	$22	$—	$—	$79
Commercial	229	(37)	—	—	192
	286	(15)	—	—	271
Commercial real estate
Owner occupied	833	34	—	—	867
Non-owner occupied	1,083	206	—	—	1,289
Multifamily	35	(2)	—	—	33
Farmland	2	(2)	—	—	—
	1,953	236	—	—	2,189
Consumer real estate
Home equity lines	12	(59)	—	58	11
Secured by 1-4 family residential
First deed of trust	123	3	—	5	131
Second deed of trust	47	(311)	(27)	334	43
	182	(367)	(27)	397	185
Commercial and industrial loans
(except those secured by real estate)	486	180	(157)	67	576
Student loans	65	18	(31)	—	52
Consumer and other	29	10	(2)	—	37
Unallocated	422	(362)	—	—	60

	$3,423	$(300)	$(217)	$464	$3,370

Loans are required to be measured at amortized costs and to be presented at the net amount expected to be collected. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities. Credit losses on available for sale debt securities are accounted for as an allowance for credit losses, which is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value and the amount expected to be collected on the financial assets. The allowance for credit losses on loans, available for sale debt securities and the reserve for unfunded commitments are established through a provision for credit losses charged against earnings. Amounts reported for the year ended December 31, 2023 are in accordance with ASC 326, whereas amounts reported for periods prior to January 1, 2023 are presented in accordance with previously applicable GAAP.

The following table presents a breakdown of the provision for credit losses for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Provision for credit losses:
Provision (recovery) for loans	$21	$(300)
Provision (recovery) for unfunded commitments	29	—
Total	$50	$(300)

On January 1, 2023, the Commercial Banking Segment adopted the CECL methodology for estimating credit losses, which resulted in an increase of $150,000 in the allowance for credit losses on January 1, 2023. The allowance for credit losses included an allowance for credit losses on loans of $3.24 million and a reserve for unfunded commitments of $277,000.

As of December 31, 2023, the allowance for credit losses was $3.73 million and included an allowance for credit losses on loans of $3.42 million and a reserve for unfunded commitments of $306,000.

The Company recorded a provision for credit losses for loans of $21,000 for the year ended December 31, 2023, which was the result of loan growth being offset by improved credit metrics as non-performing loans as a percentage of loans decreased from 0.12% at December 31, 2022 to 0.05% at December 31, 2023, and the impact of $159,000 in net-recoveries for the period. The Company recorded a provision for credit losses for unfunded commitments of $29,000 for the year ended December 31, 2023, which was driven by an increase in the total balance of unfunded commitments at December 31, 2023.

The following information is presented prior to the adoption of ASC 326.

The amount of the allowance for loan losses was determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions.

The level of the allowance reflected changes in the size of the portfolio or in any of its components as well as management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, and present economic, political and regulatory conditions. Portions of the allowance were allocated for specific credits; however, the entire allowance was available for any credit that, in management’s judgment, should be charged off. While management utilized its best judgment and information available, the ultimate adequacy of the allowance was dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company recorded a recovery of provision for loan loss expense of $300,000 for the year ended December 31, 2022. The recovery of provision for loan loss expense for the year ended December 31, 2022 resulted from reductions in qualitative factors driven by improving economic factors, improved credit metrics, and reduction in loan deferrals.

The allowance for loan losses at December 31, 2022 included an amount that could not be identified to individual types of loans referred to as the unallocated portion of the allowance.  We recognize the inherent imprecision in estimates of losses due to various uncertainties and the variability related to the factors used in calculation of the allowance. The allowance for loan losses included an unallocated portion of approximately $60,000 at December 31, 2022.

Loans were evaluated for the need for credit reserve as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Year Ended December 31, 2023
Construction and land development
Residential	$86	$—	$86	$10,471	$—	$10,471
Commercial	228	—	228	37,024	—	37,024
	314	—	314	47,495	—	47,495
Commercial real estate
Owner occupied	409	—	409	122,666	—	122,666
Non-owner occupied	1,467	—	1,467	154,855	—	154,855
Multifamily	44	—	44	12,743	—	12,743
Farmland	3	—	3	326	—	326
	1,923	—	1,923	290,590	—	290,590
Consumer real estate
Home equity lines	40	—	40	21,557	—	21,557
Secured by 1-4 family residential
First deed of trust	293	—	293	95,638	160	95,478
Second deed of trust	99	—	99	11,337	105	11,232
	432	—	432	128,532	265	128,267
Commercial and industrial loans
(except those secured by real estate)	640	—	640	86,203	26	86,177
Student loans	57	—	57	17,923	—	17,923
Consumer and other	57	—	57	4,265	—	4,265

	$3,423	$—	$3,423	$575,008	$291	$574,717

Year Ended December 31, 2022
Construction and land development
Residential	$79	$—	$79	$9,727	$—	$9,727
Commercial	192	—	192	35,400	—	35,400
	271	—	271	45,127	—	45,127
Commercial real estate
Owner occupied	867	2	865	119,643	4,583	115,060
Non-owner occupied	1,289	—	1,289	153,610	312	153,298
Multifamily	33	—	33	11,291	—	11,291
Farmland	—	—	—	73	—	73
	2,189	2	2,187	284,617	4,895	279,722
Consumer real estate
Home equity lines	11	—	11	18,421	300	18,121
Secured by 1-4 family residential			—
First deed of trust	131	6	125	67,495	1,881	65,614
Second deed of trust	43	—	43	7,764	195	7,569
	185	6	179	93,680	2,376	91,304
Commercial and industrial loans
(except those secured by real estate)	576	—	576	90,348	19	90,329
Student loans	52	—	52	20,617	—	20,617
Consumer and other	97	1	96	4,038	21	4,017

	$3,370	$9	$3,361	$538,427	$7,311	$531,116

Note 5. Premises and Equipment

The following is a summary of premises and equipment as of December 31, 2023 and 2022 (in thousands):

	2023	2022

Land	$4,352	$4,352
Buildings and improvements	11,448	11,444
Furniture, fixtures and equipment	8,500	7,945
Total premises and equipment	24,300	23,741
Less: Accumulated depreciation and amortization	(12,540)	(11,993)

Premises and equipment, net	$11,760	$11,748

Depreciation and amortization of premises and equipment for 2023 and 2022 amounted to $604,000 and $546,000, respectively.

Note 6. Investment in Bank Owned Life Insurance

The Bank is owner and designated beneficiary on life insurance policies in the aggregate face amount of $21,844,000 covering certain of its directors and executive officers. The earnings from these policies are used to offset expenses related to retirement plans. The cash surrender value of these policies at December 31, 2023 and 2022 was approximately $13,120,000 and $12,798,000, respectively.

Note 7. Deposits

Deposits as of December 31, 2023 and 2022 were as follows (dollars in thousands):

	December 31, 2023		December 31, 2022
	Amount	%	Amount	%

Demand accounts	$247,624	40.9%	$255,236	40.9%
Interest checking accounts	76,289	12.6%	90,252	14.4%
Money market accounts	195,249	32.3%	179,036	28.6%
Savings accounts	39,633	6.5%	55,695	8.9%
Time deposits of $250,000 and over	9,145	1.5%	4,740	0.8%
Other time deposits	37,405	6.2%	39,784	6.4%

Total	$605,345	100.0%	$624,743	100.0%

The following are the scheduled maturities of time deposits as of December 31, 2023 (in thousands):

		Greater Than
Year Ending	Less Than	or Equal to
December 31,	$250,000	$250,000	Total

2024	$29,997	$8,606	$38,603
2025	3,442	—	3,442
2026	2,443	—	2,443
2027	878	539	1,417
2028	645	—	645

Total	$37,405	$9,145	$46,550

Deposits held at the Company by related parties, which include officers, directors, greater than 5% shareholders and companies in which directors of the board have a significant ownership interest, approximated $10,868,000 and $15,366,000 at December 31, 2023 and 2022, respectively.

Note 8. Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $2,644,000 in FHLB stock at December 31, 2023 and $1,223,000 at December 31, 2022, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. FHLB borrowings are secured by the pledge of commercial loans and 1-4 family residential loans. The Company had FHLB advances of $45,000,000 and $20,000,000 at December 31, 2023 and 2022, respectively.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs.  Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.  There were no borrowings against the lines at December 31, 2023 or December 31, 2022.

The Company’s unused lines of credit for future borrowings total approximately $26.2 million at December 31, 2023, which consists of $3.4 million available from the FHLB, $20.0 million on revolving bank line of credit, and $2.8 million under secured federal funds agreements with third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank of Richmond or the FHLB above the current lendable collateral value.

Information related to borrowings as of December 31, 2023 and 2022 is as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022

Maximum outstanding during the year
Federal Funds Purchased	$6,498	$6,000
FHLB advances	45,000	20,000
Balance outstanding at end of year
Federal Funds Purchased	—	—
FHLB advances	45,000	20,000
Average amount outstanding during the year
Federal Funds Purchased	207	2
FHLB advances	33,356	164
Average interest rate during the year
Federal Funds Purchased	4.25%	4.61%
FHLB advances	4.71%	4.65%
Average interest rate at end of year
Federal Funds Purchased	—%	—%
FHLB advances	4.89%	4.57%

Note 9. Income Taxes

The following summarizes the tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31, 2023 and 2022 (in thousands):

	2023	2022
Deferred tax assets
Capital loss carryforward	$25	$25
Allowance for credit losses	719	708
Unfunded commitment liability	64	—
Unrealized loss on available for sale securities	1,489	2,887
Interest on nonaccrual loans	18	18
Stock compensation	81	78
Employee benefits	764	836
Depreciation	21	24
Lease obligation	6	5
Other, net	35	63

Total deferred tax assets	3,222	4,644

Deferred tax liabilities
Deferred costs, net of fees	169	123
Pension expense	10	6
Total deferred tax liabilities	179	129

Net deferred tax asset	$3,043	$4,515

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

The income tax expense charged to operations for the years ended December 31, 2023 and 2022 consists of the following (in thousands):

	2023	2022

Current tax expense	$146	$1,844
Deferred tax expense	101	146

Provision for income taxes	$247	$1,990

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022

Net income before income taxes	$2,165	$10,295

Computed "expected" tax expense	$455	$2,162
State taxes, net of federal	(121)	(67)
Cash surrender value of life insurance	(68)	(64)
Other	(19)	(41)

Provision for income taxes	$247	$1,990

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense, within other operating expense, of approximately $671,000 and $640,000 for the years ended December 31, 2023 and 2022, respectively. With few exceptions, the Company is no longer subject to U.S. Federal, State, or local income tax examinations by tax authorities for years prior to 2020.

Note 10. Earnings per Share

The following table presents the basic and diluted earnings per share computations (dollars in thousands except per share data):

	Year Ended December 31,
	2023	2022
Numerator
Net income - basic and diluted	$1,918	$8,305

Denominator
Weighted average shares outstanding - basic	1,486	1,477
Dilutive effect of common stock options	—	—

Weighted average shares outstanding - diluted	1,486	1,477

Earnings per share - basic	$1.29	$5.62
Earnings per share - diluted	$1.29	$5.62

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

The vesting of 15,130 and 12,834 restricted stock units outstanding as of December 31, 2023 and 2022, respectively, are dependent upon meeting certain performance criteria. As of December 31, 2023 and December 31, 2022, it was indeterminable whether these non-vested restricted stock units will vest and as such those shares are excluded from common shares issued and outstanding at each date and are not included in the computation of earnings per share for any period presented.

Outstanding options and warrants to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. There were none at December 31, 2023 and 2022.

Note 11. Lease Commitments

The right-of-use assets and lease liabilities are included in other assets and other liabilities, respectively, in the Consolidated Statement of Financial Condition.

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. The incremental borrowing rate was equal to the rate of borrowing from the FHLB that aligned with the term of the lease contract. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.

The Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases (dollars in thousands):

	For the year ended December 31,
	2023	2022
Lease liabilities	$847	$1,122
Right-of-use assets	$818	$1,100
Weighted average remaining lease term	3.66	4.40
Weighted average discount rate	2.80%	2.51%

	For the year ended December 31,
	2023	2022
Lease cost
Operating lease cost	$309	$301
Total lease cost	$309	$301

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

As of
December 31, 2023
Lease payments due
Twelve months ending December 31, 2024	$313
Twelve months ending December 31, 2025	214
Twelve months ending December 31, 2026	163
Twelve months ending December 31, 2027	146
Twelve months ending December 31, 2028	52
Thereafter	8
Total undiscounted cash flows	$896
Discount	49
Lease liabilities	$847

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2023 and 2022 was $307,000 and $293,000, respectively. The Company recognized lease expense of $309,000 and $301,000 for the year ended December 31, 2023 and 2022, respectively.

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

At December 31, 2023 and 2022, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	December 31,	December 31,
	2023	2022

Undisbursed credit lines	$127,918	$119,454
Commitments to extend or originate credit	7,463	9,899
Standby letters of credit	1,202	922

Total commitments to extend credit	$136,583	$130,275

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

Note 13. Shareholders’ Equity and Regulatory Matters

Accumulated Other Comprehensive Income (Loss)

The following table presents the accumulated other comprehensive loss as of December 31, 2023 and 2022, respectively (in thousands):

	Unrealized	Defined
	Losses on AFS	Benefit
	Securities	Plan	Total

Accumulated other comprehensive loss December 31, 2022	$(10,863)	$(18)	$(10,881)
Other comprehensive (loss) income
Other comprehensive loss before reclassification	1,320	9	1,329
Amounts reclassified from AOCI into earnings	3,939	-	3,939
Net current period other comprehensive income	5,259	9	5,268
Accumulated other comprehensive loss December 31, 2023	$(5,604)	$(9)	$(5,613)

	Unrealized	Defined
	Losses on AFS	Benefit
	Securities	Plan	Total

Accumulated other comprehensive loss December 31, 2021	$(717)	$(27)	$(744)
Other comprehensive (loss) income
Other comprehensive loss before reclassification	(10,146)	9	(10,137)
Amounts reclassified from AOCI into earnings	-	-	-
Net current period other comprehensive income	(10,146)	9	(10,137)
Accumulated other comprehensive loss December 31, 2022	$(10,863)	$(18)	$(10,881)

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

The Basel III Capital Rules require banks to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the minimum plus conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of December 31, 2023, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950. To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. As of December 31, 2023, the Bank exceeded the minimum ratios to be classified as well capitalized.

The capital amounts and ratios at December 31, 2023 and 2022 for the Bank are presented in the table below (dollars in thousands):

			Minimum Capital
			Requirements
	Actual		Including Conservation Buffer (1)		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2023
Total capital (to risk- weighted assets) Village Bank	$86,493	14.49%	$62,679	10.50%	$59,695	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	82,764	13.86%	50,740	8.50%	47,756	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	82,764	11.14%	29,706	4.00%	37,133	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	82,764	13.86%	41,786	7.00%	38,801	6.50%

December 31, 2022
Total capital (to risk- weighted assets) Village Bank	$84,982	14.81%	$60,267	10.50%	$57,398	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	81,612	14.22%	48,788	8.50%	45,918	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	81,612	10.95%	29,805	4.00%	37,256	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	81,612	14.22%	40,178	7.00%	37,308	6.50%

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

The following table summarizes options outstanding under the Company’s stock incentive plans at the indicated dates:

	Year Ended December 31,
	2023				2022
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	14	$25.28	$9.76		734	$25.63	$9.76
Granted	—	—	—		—	—	—
Forfeited	(14)	25.28	9.76		—	—	—
Exercised	—	—	$—		(720)	25.63	9.76
Options outstanding, end of period	—	$—	$—	$—	14	$25.28	$9.76	$—
Options exercisable, end of period	—				14

The following table summarizes information about stock options outstanding at December 31, 2022:

	Outstanding			Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$25.28-$25.76	14	0.54	$25.28	14	$25.28

	14	0.54	25.28	14	25.28

During 2023, we granted certain officers time-based restricted shares of common stock and performance-based restricted stock units.  The time-based restricted shares vest ratably over a three year period provided the officer is employed with the Company on the applicable vesting date.  The performance-based units, which have a two-year performance period that began on January 2, 2024, vest based on the Company’s achievement of performance targets related to return on tangible common equity over the performance period, with possible payouts ranging from 0% to 150% of the target awards.

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

The total number of shares underlying non-vested restricted stock was 31,077 and 28,296 at December 31, 2023 and 2022, respectively. The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period. Unamortized stock-based compensation expense related to non-vested share-based compensation arrangements granted under the stock incentive plan as of December 31, 2023 and 2022 was $914,000 and $1,022,000, respectively. The time-based unrecognized compensation expense of $645,000 is expected to be recognized over a weighted average period of 2.21 years. During 2023, there were no forfeitures of shares of restricted stock awards. During 2022, there were forfeitures of 924 shares of restricted stock awards.

A summary of changes in the Company’s non-vested restricted stock awards for the year follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair-Value	Value

December 31, 2022	28,296	$46.60	$1,127,879
Granted	13,877	39.18	553,137
Vested	(12,581)	38.00	(501,479)
Forfeited	—	—	—
Other (1)	1,485	29.00	59,192
December 31, 2023	31,077	$45.93	$1,238,729
(1)	Represents the incremental increase in shares that vested based on the restricted stock units vesting at the maximum potential value as opposed to the targeted value of the award.

Stock-based compensation expense was $359,000 and $381,000 for the years ended December 31, 2023 and 2022, respectively.

Note 15. Trust Preferred Securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a floating rate of interest indexed to the London InterBank Offered Rate (“LIBOR”) (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate was 7.78% and 6.89% at December 31, 2023 and 2022, respectively. As a result of the discontinuation of the 3-month LIBOR on June 30, 2023, the Company replaced the 3-month LIBOR leg of the calculated floating rate with the three-month term Secured Overnight Funding Rate (“SOFR”) plus the applicable tenor spread adjustment for 3-month LIBOR of 0.26161 percent as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  No amounts have been redeemed at December 31, 2023 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly–owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts and is also payable quarterly. The interest rate was 7.03% and 6.14% at December 31, 2023 and 2022, respectively.  As a result of the discontinuation of the 3-month LIBOR on June 30, 2023, the Company replaced the 3-month LIBOR leg of the calculated floating rate with the three-month term SOFR plus the applicable tenor spread adjustment for 3-month LIBOR of 0.26161 percent as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at December 31, 2023 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 16. Subordinated Debt

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrued interest at a fixed rate of 6.50% for the first five years until March 21, 2023. The subordinated notes have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 3.73%) which adjusts and is also payable quarterly. The interest rate at December 31, 2023 was 9.37%. As a result of the discontinuation of the 3-month LIBOR on June 30, 2023, the Company replaced the 3-month LIBOR leg of the calculated floating rate with the three-month term SOFR plus the applicable tenor spread adjustment for 3-month LIBOR of 0.26161 percent as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. The carrying value of the notes totaled $5,700,000 and $5,692,000 at December 31, 2023 and December 31, 2022, respectively.

Note 17. Retirement Plans

401K Plan: The Bank provides a qualified 401K plan to all eligible employees which is administered through the Virginia Bankers Association Benefits Corporation. Employees are eligible to participate in the plan after three months of employment. Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction. The Bank provided a matching contribution of 100% of the first 1% the participant contributes, and then 50% of the next 5% of their salary, totaling a maximum 3.5%. Participants are always fully vested in their own contributions, and the Bank’s matching contributions vest 100% after two years of service. Total contributions to the plan for the years ended December 31, 2023 and 2022 were $391,000, and $417,000, respectively.

Supplemental Executive Retirement Plan: The Bank established the Village Bank SERP on January 1, 2005 to provide supplemental retirement income to certain executive officers as designated by the Personnel Committee, later replaced by the Compensation Committee, and approved by the board of directors. The SERP is an unfunded employee pension plan under the provisions of the Employee Retirement Income Security Act of 1974. An eligible employee, once designated by the Committee and approved by the board of directors in writing to participate in the SERP, becomes a participant in the SERP 60 days following such approval (unless an earlier participation date is approved). The retirement benefit to be received by a participant is determined by the Committee and approved by the board of directors and is payable in equal monthly installments over the period specified in the SERP for each respective participant, commencing on the first day of the month following a participant’s retirement or termination of employment, provided the participant has been employed by the Bank for a minimum of 10 years. The Compensation Committee, in its sole discretion, may choose to treat a participant who has experienced a termination of employment on or after attaining age 65 but prior to completing his service requirement as having completed his service requirement. At December 31, 2023 and 2022, the Bank’s liability under the SERP was $2,468,000 and $2,532,000, respectively, and expense for the years ended December 31, 2023 and 2022 was $154,000 and $192,000, respectively. The increase in other comprehensive income related to the minimum pension adjustment was $9,000 net of tax for the years ended December 31, 2023 and 2022. The increase in cash surrender value of the bank owned life insurance related to the participants was $322,000 and $304,000 for the years ended December 31, 2023 and 2022, respectively.

Directors Deferral Plan: The Bank established the Village Bank Outside Directors Deferral Plan (the “Directors Deferral Plan”) on January 1, 2005 under which non-employee directors of the Bank have the opportunity to defer receipt of all or a portion of certain compensation until retirement or departure from the board of directors. Deferral of compensation under the Directors Deferral Plan is voluntary by non-employee directors and to participate in the plan a director must file a deferral election as provided in the plan. A director shall become an active participant with respect to a plan year (as defined in the plan) only if he is expected to have compensation during the plan year and he timely files a deferral election. A separate account is established for each participant in the plan and each account shall, in addition to compensation deferred at the election of the participant, be credited with interest on the balance of the account, the rate of such interest to be established by the board of directors in its sole discretion at the beginning of each plan year. For those directors electing to purchase stock through the plan, the obligation will only be settled by delivery of the fixed number of shares they purchased. At December 31, 2023 and 2022, the Bank’s liability under the Directors Deferral Plan was $704,000 and $771,000, respectively, and expense for the years ended December 31, 2023 and 2022 was $122,000 and $146,000, respectively. A rabbi trust was established to hold the shares. At December 31, 2023 and 2022, the trust held 21,674 and 32,785 shares, respectively, of Company common stock totaling $467,000 and $689,000, respectively.

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

Forward sale commitments: Best efforts sale commitments are entered into for loans intended for sale in the secondary market at the time the borrower commitment is made. The Company has elected the fair value option on their firm commitments under ASC 825.  The best efforts commitments are valued using the committed price to the counter-party against the current market price of the IRLC or mortgage loan held for sale. All of the Company’s forward sale commitments are classified as Level 2.

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (in thousands):

	Fair Value Measurement
	at December 31, 2023 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government Agencies	$20,615	$—	$20,615	$—
Mortgage-backed securities	72,537	—	72,537	—
Municipals	1,656	—	1,656	—
Subordinated debt	10,777	—	10,277	500
Loans held for sale	4,983	—	4,983	—
IRLC	271	—	271	—

Financial Liabilities - Recurring
Forward sales commitment	506	—	506	—

	Fair Value Measurement
	at December 31, 2022 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government Agencies	$60,902	$—	$60,902	$—
Mortgage-backed securities	60,560	—	60,560	—
Municipals	1,550	—	1,550	—
Subordinated debt	10,841	—	8,841	2,000
Loans held for sale	2,268	—	2,268	—
IRLC	142	—	142	—

Financial Liabilities - Recurring
Forward sales commitment	207	—	207	—

There were no Level 3 fair value measurements for financial instruments measured on a non-recurring basis at fair value at December 31, 2023 and December 31, 2022.

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

The following tables reflect the carrying amounts and estimated fair values of the Company's financial instruments whether or not recognized on the Consolidated Balance Sheet at fair value (in thousands).

		December 31,		December 31,
		2023		2022
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial assets
Cash	Level 1	$10,383	$10,383	$12,062	$12,062
Cash equivalents	Level 2	7,331	7,331	4,616	4,616
Investment securities available for sale	Level 2	105,085	105,085	131,853	131,853
Investment securities available for sale	Level 3	500	500	2,000	2,000
Federal Home Loan Bank stock	Level 2	2,644	2,644	1,223	1,223
Loans held for sale	Level 2	4,983	4,983	2,268	2,268
Loans	Level 3	575,008	547,935	538,427	521,150
Bank owned life insurance	Level 2	13,120	13,120	12,798	12,798
Accrued interest receivable	Level 2	3,827	3,827	3,651	3,651
Interest rate lock commitments	Level 2	271	271	142	142

Financial liabilities
Deposits	Level 2	605,345	605,226	624,743	625,037
FHLB borrowings	Level 2	45,000	44,999	20,000	20,000
Trust preferred securities	Level 2	8,764	8,848	8,764	7,066
Other borrowings	Level 2	5,700	5,700	5,692	5,692
Accrued interest payable	Level 2	210	210	70	70
Forward sales commitment	Level 2	506	506	207	207

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

The following table presents segment information as of and for the years ended December 31, 2023 and 2022 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2023

Revenues
Interest income	$32,900	$374	$—	$33,274
Mortgage banking income, net	—	2,212	(522)	1,690
Other revenues	3,433	—	(173)	3,260
Total revenues	36,333	2,586	(695)	38,224

Expenses
Provision for credit losses	50	—	—	50
Interest expense	7,986	—	—	7,986
Salaries and benefits	10,585	2,804	—	13,389
Loss on sale of investment securities, net	4,986	—	—	4,986
Other expenses	9,251	1,092	(695)	9,648
Total operating expenses	32,858	3,896	(695)	36,059

Income (loss) before income taxes	3,475	(1,310)	—	2,165
Income tax expense (benefit)	522	(275)	—	247
Net income (loss)	$2,953	$(1,035)	$—	$1,918

Total assets	$747,711	$16,947	$(28,042)	$736,616

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2022

Revenues
Interest income	$27,250	$237	$—	$27,487
Mortgage banking income, net	—	3,542	(94)	3,448
Other revenues	3,335	—	(180)	3,155
Total revenues	30,585	3,779	(274)	34,090

Expenses
Recovery of provision for loan losses	(300)	—	—	(300)
Interest expense	1,781	—	—	1,781
Salaries and benefits	10,585	3,183	—	13,768
Other expenses	7,625	1,195	(274)	8,546
Total operating expenses	19,691	4,378	(274)	23,795

Income (loss) before income taxes	10,894	(599)	—	10,295
Income tax expense (benefit)	2,116	(126)	—	1,990
Net income (loss)	$8,778	$(473)	$—	$8,305

Total assets	$738,110	$17,874	$(32,714)	$723,270

Note 20.Parent Corporation Only Financial Statements

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Balance Sheet

(in thousands)

	December 31,	December 31,
	2023	2022

Assets
Cash and due from banks	$1,666	$1,868
Investment in subsidiaries	77,151	70,731
Investment in special purpose subsidiary	264	264
Prepaid expenses and other assets	3,008	2,756

	$82,089	$75,619

Liabilities and Shareholders’ Equity
Liabilities
Balance due to nonbank subsidiaries	$8,764	$8,764
Other borrowings	5,700	5,692
Accrued interest payable	69	46
Other liabilities	—	6
Total liabilities	14,533	14,508

Shareholders’ equity
Common stock	5,908	5,868
Additional paid-in capital	55,486	55,167
Retained Earnings	11,775	10,957
Stock in directors rabbi trust	(467)	(689)
Directors deferred fees obligation	467	689
Accumulated other comprehensive loss	(5,613)	(10,881)
Total stockholders’ equity	67,556	61,111

	$82,089	$75,619

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Income and Comprehensive Income

Years Ended December 31, 2023 and 2022

(in thousands)

	2023	2022

Income
Interest income	$4	$3
Dividends received from subsidiaries	1,975	1,835
Total Income	1,979	1,838

Interest expense
Interest on borrowed funds	1,111	694
Total interest expense	1,111	694

Net interest income	868	1,144

Noninterest expense
Supplies	30	30
Professional and outside services	42	42
Other	47	45
Total noninterest expense	119	117
Net income before undistributed income of subsidiary	749	1,027
Undistributed income of subsidiary	911	7,108
Net income before income tax benefit	1,660	8,135
Income tax benefit	(258)	(170)

Net income	$1,918	$8,305

Total comprehensive income (loss)	$7,186	$(1,832)

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Cash Flows

Years Ended December 31, 2023 and 2022

(in thousands)

	2023	2022

Cash Flows from Operating Activities
Net income	$1,918	$8,305
Adjustments to reconcile net income to net cash used in operating activities
Amortization of debt issuance costs	8	32
Undistributed income of subsidiary	(911)	(7,108)
Net change in:
Other assets	(253)	(170)
Interest Payable	23	—
Other liabilities	(6)	1
Net cash used in operating activities	779	1,060

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from exercise of stock options	—	18
Cash dividends paid	(981)	(857)
Net cash used in financing activities	(981)	(839)
Net increase in cash	(202)	221
Cash, beginning of year	1,868	1,647

Cash, end of year	$1,666	$1,868

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2023, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

(a) None.

(b) During the quarter ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed in this Item 10 is contained in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors,” “Security Ownership” and “Corporate Governance and the Board of Directors,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed in this Item 11 is contained in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders under the captions “Corporate Governance and the Board of Directors” and “Executive Compensation.” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required to be disclosed in this Item 12 is contained in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Security Ownership,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in this Item 13 is contained in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders under the captions “Corporate Governance and the Board of Directors” and “Executive Compensation,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed in this Item 14 is contained in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders under the caption “Audit Information,” and is incorporated herein by reference.

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

3.2

Bylaws of Village Bank and Trust Financial Corp., as amended (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 23, 2023).

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
10.1

Employment Agreement, dated July 28, 2020, by and between Village Bank and Trust Financial Corp. and James E. Hendricks, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2020).*

10.2

Supplemental Executive Retirement Plan, dated December 30, 2020, by and between Village Bank and Trust Financial Corp. and James E. Hendricks, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2021). *

10.3

Employment Agreement, dated September 4, 2020, by and between Village Bank and Max C. Morehead, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2020).*

10.4

Amendment No.1 to Employment Agreement, dated November 2, 2023, by and between Village Bank and Trust Financial Corp. and Donald M. Kaloski, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2023)*.

Exhibit Number	Description

10.5

Employment Agreement, dated February 22, 2022, by and between Village Bank and Trust Financial Corp. and Donald M. Kaloski, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2022).*

10.6

Amendment No.1 to Employment Agreement, dated November 2, 2023, by and between Village Bank and Max C. Morehead, Jr. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2023).*

10.7

Amended and Restated Change of Control Agreement, dated August 24, 2022, by and between Village Bank and Christy F. Quesenbery (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2023).*

10.8

Amended and Restated Change of Control Agreement, dated February 22, 2022, by and between Village Bank and James C. Winn (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2022).*

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
10.15

Outside Directors Deferral Plan, as amended and restated effective January 1, 2023 (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2023).*

10.16

Supplemental Executive Retirement Plan, as amended and restated effective November 27, 2018 (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022).*

10.17	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2018).
21	Subsidiaries of Village Bank and Trust Financial Corp.
23.1	Consent of Yount, Hyde & Barbour, P.C. Accounting Firm.
31.1	Section 302 Certification by Chief Executive Officer.
31.2	Section 302 Certification by Chief Financial Officer.
32	Section 906 Certification.
97	Village Bank and Trust Financial Corp. Clawback Policy
101

The following materials from the Village Bank and Trust Financial Corp. Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline eXtensible Business Reporting (iXBRL) (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

* Management contracts and compensatory plans and arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: March 22, 2024	By:	/s/ James E. Hendricks, Jr.
James E. Hendricks, Jr.
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Hendricks, Jr.	President, Chief Executive	March 22, 2024
James E. Hendricks, Jr.	Officer and Director (Principal Executive Officer)

/s/ Donald M. Kaloski, Jr.	Executive Vice President and Chief	March 22, 2024
Donald M. Kaloski, Jr.	Financial Officer (Principal Financial and Accounting Officer)

/s/ R.T. Avery, III	Director	March 22, 2024
R.T. Avery, III

/s/ Craig D. Bell	Director and	March 22, 2024
Craig D. Bell	Chairman of the Board

/s/ Ron Carey	Director	March 22, 2024
Ron Carey

/s/ Devon Henry
Devon Henry	Director	March 22, 2024

/s/ Frank E. Jenkins, Jr.
Frank E. Jenkins, Jr.	Director	March 22, 2024

/s/ Mary Margaret Kastelberg
Mary Margaret Kastelberg	Director	March 22, 2024

/s/ Michael A. Katzen
Michael A. Katzen	Director	March 22, 2024

/s/ Michael L. Toalson
Michael L. Toalson	Director	March 22, 2024

/s/ Selena Sanderson	Director	March 22, 2024
Selena Sanderson