Form 10-Q
period 2024-03-31
Village Bank & Trust Financial Corp.
filed 2024-05-10
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

1,495,251 shares of common stock, $4.00 par value, outstanding as of April 16, 2024

Village Bank and Trust Financial Corp.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Balance Sheets March 31, 2024 (Unaudited) and December 31, 2023*

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Cash and due from banks	$13,073	$10,383
Federal funds sold	19,323	7,331
Total cash and cash equivalents	32,396	17,714
Investment securities available for sale, at fair value	82,784	105,585
Restricted stock, at cost	2,755	2,985
Loans held for sale	7,019	4,983
Loans
Outstandings	591,338	575,008
Allowance for credit losses	(3,574)	(3,423)
Deferred costs, net	750	803
Total loans, net	588,514	572,388
Premises and equipment, net	11,773	11,760
Bank owned life insurance	13,198	13,120
Accrued interest receivable	3,531	3,827
Other assets	4,902	4,254
Total Assets	$746,872	$736,616

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing demand	$230,118	$247,624
Interest bearing	390,151	357,721
Total deposits	620,269	605,345
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,700	5,700
Federal Home Loan Bank advances	40,000	45,000
Accrued interest payable	406	210
Other liabilities	3,375	4,041
Total liabilities	678,514	669,060

Shareholders’ equity
Common stock, $4 par value, 10,000,000 shares authorized; 1,495,251 shares issued and outstanding at March 31, 2024 and 1,492,879 shares issued and outstanding at December 31, 2023	5,918	5,908
Additional paid-in capital	55,557	55,486
Retained earnings	13,278	11,775
Stock in directors rabbi trust	(439)	(467)
Directors deferred fees obligation	439	467
Accumulated other comprehensive loss	(6,395)	(5,613)
Total shareholders’ equity	68,358	67,556

Total liabilities and shareholders' equity	$746,872	$736,616

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Income Three Months Ended March 31, 2024 and 2023

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Interest income
Loans	$8,201	$6,762
Investment securities	932	727
Federal funds sold	202	94
Total interest income	9,335	7,583

Interest expense
Deposits	2,096	624
Borrowed funds	843	594
Total interest expense	2,939	1,218

Net interest income	6,396	6,365
Provision for credit losses	150	—
Net interest income after provision for credit losses	6,246	6,365

Noninterest income
Service charges and fees	641	669
Mortgage banking income, net	850	478
Other	113	109
Total noninterest income	1,604	1,256

Noninterest expense
Salaries and benefits	3,464	3,448
Occupancy	332	311
Equipment	278	285
Supplies	49	49
Data processing	439	440
Professional and outside services	418	372
Advertising and marketing	83	111
FDIC insurance premium	92	50
Other operating expense	474	690
Total noninterest expense	5,629	5,756

Income before income tax expense	2,221	1,865
Income tax expense	449	325

Net income	$1,772	$1,540

Earnings per share, basic	$1.19	$1.04
Earnings per share, diluted	$1.19	$1.04

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Comprehensive Income Three Months ended March 31, 2024 and 2023

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$1,772	$1,540
Other comprehensive (loss) income
Unrealized holding (losses) gains arising during the period	(990)	1,876
Tax effect	208	(394)
Net change in unrealized holding (losses) gains on securities available for sale, net of tax	(782)	1,482

Minimum pension adjustment	—	3
Tax effect	—	(1)
Minimum pension adjustment, net of tax	—	2

Total other comprehensive (loss) income	(782)	1,484

Total comprehensive income	$990	$3,024

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Shareholders' Equity Three Months Ended March 31, 2024 and 2023

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2024

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Loss	Total

Balance, December 31, 2023	$5,908	55,486	$11,775	$(467)	$467	$(5,613)	$67,556
Restricted stock redemption	—	—	—	28	(28)	—	—
Vesting of restricted stock	10	(10)	—	—	—	—	—
Stock based compensation	—	81	—	—	—	—	81
Cash dividend declared ($0.18 per share)	—	—	(269)	—	—	—	(269)
Net income	—	—	1,772	—	—	—	1,772
Other comprehensive loss	—	—	—	—	—	(782)	(782)
Balance, March 31, 2024	$5,918	$55,557	$13,278	$(439)	$439	$(6,395)	$68,358

	Three Months Ended March 31, 2023

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, December 31, 2022	$5,868	$55,167	$10,957	$(689)	$689	$(10,881)	$61,111
Restricted stock redemption	—	—	—	94	(94)	—	—
Vesting of restricted stock	13	(13)	—	—	—	—	—
Stock based compensation	—	102	—	—	—	—	102
Cash dividend declared ($0.16 per share)	—	—	(237)	—	—	—	(237)
Impact of adoption of ASC 326	—	—	(119)	—	—	—	(119)
Net income	—	—	1,540	—	—	—	1,540
Other comprehensive income	—	—	—	—	—	1,484	1,484
Balance, March 31, 2023	$5,881	$55,256	$12,141	$(595)	$595	$(9,397)	$63,881

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Cash Flows Three Months Ended March 31, 2024 and 2023

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023

Cash Flows from Operating Activities
Net income	$1,772	$1,540
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	163	140
Amortization of debt issuance costs	—	8
Deferred income taxes	(32)	59
Provision for credit losses	150	—
Gain on sales of loans held for sale	(514)	(611)
Stock compensation expense	81	102
Proceeds from sale of mortgage loans	19,954	25,187
Origination of mortgage loans held for sale	(21,476)	(24,160)
Amortization of premiums and accretion of discounts on securities, net	(69)	(39)
Increase in bank owned life insurance	(78)	(68)
Net change in:
Interest receivable	296	77
Other assets	(408)	(615)
Interest payable	196	142
Other liabilities	(679)	334
Net cash (used in) provided by operating activities	(644)	2,096

Cash Flows from Investing Activities
Purchases of available for sale securities	—	(2,652)
Proceeds from maturities, calls and paydowns of available for sale securities	21,880	2,467
Net increase in loans	(16,263)	(1,667)
Purchases of premises and equipment, net	(176)	(198)
Purchase of restricted stock, net	230	(626)
Net cash provided by (used in) investing activities	5,671	(2,676)

Cash Flows from Financing Activities
Cash dividends paid	(269)	(237)
Net increase (decrease) in deposits	14,924	(6,727)
Net (decrease) increase in other borrowings	(5,000)	15,000
Net cash provided by financing activities	9,655	8,036

Net increase in cash and cash equivalents	14,682	7,456
Cash and cash equivalents, beginning of period	17,714	16,678

Cash and cash equivalents, end of period	$32,396	$24,134

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$2,743	$1,076
Cash payments for taxes	$—	$168
Supplemental Schedule of Non-Cash Activities
Unrealized (losses) gains on securities available for sale	$(990)	$1,876
Minimum pension adjustment	$—	$3

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2024 and 2023

(Unaudited)

Note 1 – Principles of presentation

Village Bank and Trust Financial Corp. (the “Company”) is the holding company of Village Bank (the “Bank”). The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary, Village Bank Mortgage Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”).

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

Note 3 – Earnings per common share

The following table presents the basic and diluted earnings per common share computation (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator
Net income - basic and diluted	$1,772	$1,540

Denominator
Weighted average shares outstanding - basic	1,493	1,484
Dilutive effect of common stock options	—	—

Weighted average shares outstanding - diluted	1,493	1,484

Earnings per share - basic	$1.19	$1.04
Earnings per share - diluted	$1.19	$1.04

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

The vesting of 10,252 and 10,658 of the unvested restricted units at March 31, 2024 and 2023, respectively, included in Note 10 “Stock incentive plan” was dependent upon meeting certain performance criteria. As of March 31, 2024 and 2023, it was indeterminable whether these unvested restricted units would vest and as such the underlying shares were excluded from common shares issued and outstanding at such date and were not included in the computation of earnings per share for such period.

Note 4 – Investment securities available for sale

The amortized cost and fair value of investment securities available for sale as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

March 31, 2024
U.S. Government agency obligations	$695	$—	$(17)	$678
Mortgage-backed securities	75,706	261	(6,060)	69,907
Municipals	2,263	—	(611)	1,652
Subordinated debt	12,202	29	(1,684)	10,547

	$90,866	$290	$(8,372)	$82,784

December 31, 2023
U.S. Government agency obligations	$20,690	$—	$(75)	$20,615
Mortgage-backed securities	77,275	643	(5,381)	72,537
Municipals	2,264	—	(608)	1,656
Subordinated debt	12,449	30	(1,702)	10,777

	$112,678	$673	$(7,766)	$105,585

The Company had investment securities with a fair value of $575,000 and $24,926,000 pledged to secure borrowings from the Federal Home Loan Bank of Atlanta ("FHLB") at March 31, 2024 and December 31, 2023, respectively.

There were no sales of available for sale securities for the three months ended March 31, 2024 and 2023.

Investment securities available for sale that have an unrealized loss position at March 31, 2024 and December 31, 2023 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2024
U.S. Government agency obligations	$322	$(1)	$356	(16)	$678	$(17)
Mortgage-backed securities	10,224	(100)	31,221	(5,960)	41,445	(6,060)
Municipals	—	—	1,652	(611)	1,652	(611)
Subordinated debt	2,789	(443)	7,060	(1,241)	9,849	(1,684)

	$13,335	$(544)	$40,289	$(7,828)	$53,624	$(8,372)

December 31, 2023
U.S. Government agency obligations	$—	$—	$20,289	$(75)	$20,289	$(75)
Mortgage-backed securities	4,631	(24)	30,311	(5,357)	34,942	(5,381)
Municipals	—	—	1,656	(608)	1,656	(608)
Subordinated debt	4,145	(587)	5,937	(1,115)	10,082	(1,702)

	$8,776	$(611)	$58,193	$(7,155)	$66,969	$(7,766)

As of March 31, 2024, there were 60 investments available for sale totaling $53.6 million that were in a loss position and had an unrealized loss of $8.4 million.

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the declines in fair value are attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company has not recorded an allowance for credit losses on these investments at March 31, 2024.

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2024, by contractual maturity, are as follows (in thousands):

	Amortized
	Cost	Fair Value

Less than one year	$—	$—
One to five years	10,834	10,823
Five to ten years	17,098	15,485
More than ten years	62,934	56,476

Total	$90,866	$82,784

Note 5 – Loans and allowance for credit losses

Loans classified by type as of March 31, 2024 and December 31, 2023 are as follows (dollars in thousands):

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
Construction and land development
Residential	$9,077	1.53%	$10,471	1.82%
Commercial	34,437	5.83%	37,024	6.44%
	43,514	7.36%	47,495	8.26%
Commercial real estate
Owner occupied	121,429	20.53%	122,666	21.33%
Non-owner occupied	165,508	27.99%	154,855	26.93%
Multifamily	18,254	3.09%	12,743	2.22%
Farmland	24	0.00%	326	0.06%
	305,215	51.61%	290,590	50.54%
Consumer real estate
Home equity lines	21,682	3.67%	21,557	3.75%
Secured by 1-4 family residential,
First deed of trust	95,994	16.23%	95,638	16.63%
Second deed of trust	11,955	2.02%	11,337	1.97%
	129,631	21.92%	128,532	22.35%
Commercial and industrial loans
(except those secured by real estate)	92,600	15.66%	86,203	14.99%
Guaranteed student loans	15,782	2.67%	17,923	3.12%
Consumer and other	4,596	0.78%	4,265	0.74%

Total loans	591,338	100.0%	575,008	100.0%
Deferred and costs, net	750		803
Less: allowance for credit losses	(3,574)		(3,423)

	$588,514		$572,388

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the U.S. Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the FHLB as part of their lending arrangement with the Company totaled $54.8 million and $35.5 million as of March 31, 2024, and December 31, 2023, respectively.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (in thousands):

	March 31,	December 31,
	2024	2023
Consumer real estate
Secured by 1-4 family residential
First deed of trust	$159	$160
Second deed of trust	100	105
	259	265
Commercial and industrial loans
(except those secured by real estate)	22	26

Total loans	$281	$291

There were no individual allowances associated with the total nonaccrual loans of $281,000 and $291,000 at March 31, 2024 and December 31, 2023, respectively, that were considered collateral dependent.

The Company recognized $7,000 of interest on nonaccrual loans outstanding as of March 31, 2024.

Management considers the guidance in Accounting Standards Codification (“ASC”) 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination.  Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below.

As of March 31, 2024, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows (in thousands):

									Revolving-	Total
	2024	2023	2022	2021	2020	Prior	Revolving		Term	Loans
March 31, 2024
Construction and land development
Residential
Pass	$876	$5,656	$2,206	$339	$—	$—	$—		$—	$9,077
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Residential	$876	$5,656	$2,206	$339	$—	$—	$—		$—	$9,077
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial
Pass	692	6,649	14,193	10,331	224	1,081	1,267		—	34,437
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Commercial	$692	$6,649	$14,193	$10,331	$224	$1,081	$1,267		$—	$34,437
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial real estate
Owner occupied
Pass	666	12,518	21,638	19,149	9,276	52,199	574		—	116,020
Special Mention	—	—	200	71	461	4,677	—		—	5,409
Substandard	—	—	—	—	—	—	—		—	—
Total Owner occupied	$666	$12,518	$21,838	$19,220	$9,737	$56,876	$574		$—	$121,429
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Non-owner occupied
Pass	6,692	9,425	25,419	28,243	23,337	57,626	9,856		—	160,598
Special Mention	—	—	—	2,160	—	2,750	—		—	4,910
Substandard	—	—	—	—	—	—	—		—	—
Total Non-owner occupied	$6,692	$9,425	$25,419	$30,403	$23,337	$60,376	$9,856		$—	$165,508
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Multifamily
Pass	5,250	1,300	—	2,434	542	6,857	1,871		—	18,254
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Multifamily	$5,250	$1,300	$—	$2,434	$542	$6,857	$1,871		$—	$18,254
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Farmland
Pass	—	—	—	—	—	24	—		—	24
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Farmland	$—	$—	$—	$—	$—	$24	$—		$—	$24
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Consumer real estate
Home equity lines
Pass	—	—	445	—	—	—	21,162		—	21,607
Special Mention	—	—	—	—	—	—	75		—	75
Substandard	—	—	—	—	—	—	—		—	—
Total Home equity lines	$—	$—	$445	$—	$—	$—	$21,237		$—	$21,682
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Secured by 1-4 family residential
First deed of trust
Pass	4,330	32,416	14,608	14,152	8,006	19,985	2,124		—	95,621
Special Mention	—	—	—	—	—	214	—		—	214
Substandard	—	—	—	—	—	159	—		—	159
Total First deed of trust	$4,330	$32,416	$14,608	$14,152	$8,006	$20,358	$2,124		$—	$95,994
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Second deed of trust
Pass	593	4,485	3,088	1,009	388	1,572	522		—	11,657
Special Mention	88	—	—	—	—	110	—		—	198
Substandard	—	—	—	—	—	100	—		—	100
Total Second deed of trust	$681	$4,485	$3,088	$1,009	$388	$1,782	$522	$		$11,955
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial and industrial loans
(except those secured by real estate)
Pass	6,036	18,185	15,095	13,837	5,313	5,903	27,757		—	92,126
Special Mention	—	34	—	—	—	49	369		—	452
Substandard	—	—	—	—	11	11	—		—	22
Total Commercial and industrial	$6,036	$18,219	$15,095	$13,837	$5,324	$5,963	$28,126		$—	$92,600
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Guaranteed student loans
Pass	—	—	—	—	—	15,782	—		—	15,782
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Guaranteed student loans	$—	$—	$—	$—	$—	$15,782	$—		$—	$15,782
Current period gross writeoff	$6	$—	$—	$—	$—	$—	$—		$—	$—
Consumer and other
Pass	242	424	403	107	38	22	3,360		—	4,596
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Consumer and other	$242	$424	$403	$107	$38	$22	$3,360	$		$4,596
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Total Current period gross writeoff	$6	$—	$—	$—	$—	$—	$—		$—	$—
Total loans	$25,465	$91,092	$97,295	$91,832	$47,596	$169,121	$68,937		$—	$591,338

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

			Greater				Investment >
	30‑59 Days	60‑89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
March 31, 2024
Construction and land development
Residential	$—	$—	$—	$—	$9,077	$9,077	$—
Commercial	—	—	—	—	34,437	34,437	—
	—	—	—	—	43,514	43,514	—
Commercial real estate
Owner occupied	—	—	—	—	121,429	121,429	—
Non-owner occupied	—	—	—	—	165,508	165,508	—
Multifamily	—	—	—	—	18,254	18,254	—
Farmland	—	—	—	—	24	24	—
	—	—	—	—	305,215	305,215	—
Consumer real estate
Home equity lines	247	—	—	247	21,435	21,682	—
Secured by 1‑4 family residential
First deed of trust	174	—	—	174	95,820	95,994	—
Second deed of trust	—	—	—	—	11,955	11,955	—
	421	—	—	421	129,210	129,631	—
Commercial and industrial loans
(except those secured by real estate)	719	49	375	1,143	91,457	92,600	375
Guaranteed student loans	588	342	2,200	3,130	12,652	15,782	2,200
Consumer and other	—	—	—	—	4,596	4,596	—

Total loans	$1,728	$391	$2,575	$4,694	$586,644	$591,338	$2,575

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2023
Construction and land development
Residential	$—	$—	$—	$—	$10,471	$10,471	$—
Commercial	—	—	—	—	37,024	37,024	—
	—	—	—	—	47,495	47,495	—
Commercial real estate
Owner occupied	—	—	—	—	122,666	122,666	—
Non-owner occupied	—	—	—	—	154,855	154,855	—
Multifamily	—	—	—	—	12,743	12,743	—
Farmland	—	—	—	—	326	326	—
	—	—	—	—	290,590	290,590	—
Consumer real estate
Home equity lines	83	25	—	108	21,449	21,557	—
Secured by 1-4 family residential
First deed of trust	—	—	—	—	95,638	95,638	—
Second deed of trust	33	—	—	33	11,304	11,337	—
	116	25	—	141	128,391	128,532	—
Commercial and industrial loans
(except those secured by real estate)	—	—	—	—	86,203	86,203	—
Guaranteed student loans	690	493	2,228	3,411	14,512	17,923	2,228
Consumer and other	734	—	—	734	3,531	4,265	—

Total loans	$1,540	$518	$2,228	$4,286	$570,722	$575,008	$2,228

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

Collateral dependent loans are set forth in the following table as of the dates indicated (in thousands):

	March 31, 2024			December 31, 2023
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Secured by 1‑4 family residential
First deed of trust	$159	$159	$—	$160	$160	$—
Second deed of trust	100	100	—	105	105	—
	259	259	—	265	265	—
Commercial and industrial loans
(except those secured by real estate)	22	22	—	26	26	—

	281	281	—	291	291	—

Total
Secured by 1-4 family residential,
First deed of trust	159	159	—	160	160	—
Second deed of trust	100	100	—	105	105	—
	259	259	—	265	265	—
Commercial and industrial loans
(except those secured by real estate)	22	22	—	26	26	—
Consumer and other	—	—	—	—	—	—
	$281	$281	$—	$291	$291	$—

The following is a summary of average recorded investment in collateral dependent loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2024		March 31, 2023
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate
Owner occupied	$—	$—	$3,468	$16
Non-owner occupied	—	—	496	—
	—	—	3,964	16
Consumer real estate
Home equity lines	—	—	300	6
Secured by 1-4 family residential
First deed of trust	160	2	1,394	2
Second deed of trust	103	5	186	1
	263	7	1,880	9
Commercial and industrial loans
(except those secured by real estate)	23	—	54	1
	286	7	5,898	26

With an allowance recorded
Commercial real estate
Owner occupied	—	—	191	—
	—	—	191	—
Consumer real estate
Secured by 1-4 family residential
First deed of trust	—	—	86	—
Second deed of trust	—	—	8	—
	—	—	94	—

Consumer and other	—	—	16	—
	—	—	301	—

Total
Commercial real estate
Owner occupied	—	—	3,659	16
Non-owner occupied	—	—	496	—
	—	—	4,155	16
Consumer real estate
Home equity lines	—	—	300	6
Secured by 1-4 family residential,
First deed of trust	160	2	1,480	2
Second deed of trust	103	5	194	1
	263	7	1,974	9
Commercial and industrial loans
(except those secured by real estate)	23	—	54	1
Consumer and other	—	—	16	—
	$286	$7	$6,199	$26

Loan Modifications to Borrowers in Financial Difficulty

As part of its credit risk management, the Company may modify a loan agreement with a borrower experiencing financial difficulties through a refinancing or restructuring of the borrower’s loan agreement. There were no modified loans identified during the three months ended March 31, 2024 and March 31, 2023.

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

Activity in the allowance for credit losses on loans is as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Credit Losses	Charge-offs	Recoveries	Balance

Three Months Ended March 31, 2024
Construction and land development
Residential	$86	$(29)	$—	$—	$57
Commercial	228	(26)	—	—	202
	314	(55)	—	—	259
Commercial real estate
Owner occupied	409	28	—	—	437
Non-owner occupied	1,467	129	—	—	1,596
Multifamily	44	42	—	—	86
Farmland	3	(3)	—	—	—
	1,923	196	—	—	2,119
Consumer real estate
Home equity lines	40	(18)	—	10	32
Secured by 1-4 family residential		—
First deed of trust	293	4	—	1	298
Second deed of trust	99	(6)	—	5	98
	432	(20)	—	16	428
Commercial and industrial loans
(except those secured by real estate)	640	22	—	4	666
Student loans	57	4	(6)	—	55
Consumer and other	36	—	—	—	36
Unallocated	21	(10)	—	—	11

	$3,423	$137	$(6)	$20	$3,574

		Impact of	Provision for
	Beginning	adopting	(Recovery of)			Ending
	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance

Three Months Ended March 31, 2023
Construction and land development
Residential	$79	$3	$(31)	$—	$—	$51
Commercial	192	34	38	—	—	264
	271	37	7	—	—	315
Commercial real estate
Owner occupied	867	(475)	(1)	—	—	391
Non-owner occupied	1,289	192	(21)	—	—	1,460
Multifamily	33	7	—	—	—	40
Farmland	—	—	—	—	—	—
	2,189	(276)	(22)	—	—	1,891
Consumer real estate
Home equity lines	11	24	(2)	—	—	33
Secured by 1-4 family residential			—
First deed of trust	131	76	6	—	1	214
Second deed of trust	43	25	5	—	2	75
	185	125	9	—	3	322
Commercial and industrial loans
(except those secured by real estate)	576	1	(34)	—	6	549
Student loans	52	—	63	(3)	—	112
Consumer and other	37	(5)	2	—	—	34
Unallocated	60	(9)	(2)	—	—	49

	$3,370	$(127)	$23	$(3)	$9	$3,272

		Impact of	Provision for
	Beginning	adopting	(Recovery of)			Ending
	Balance	ASC 326	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2023
Construction and land development
Residential	$79	$3	$4	$—	$—	$86
Commercial	192	34	2	—	—	228
	271	37	6	—	—	314
Commercial real estate
Owner occupied	867	(475)	17	—	—	409
Non-owner occupied	1,289	192	(14)	—	—	1,467
Multifamily	33	7	4	—	—	44
Farmland	—	—	3	—	—	3
	2,189	(276)	10	—	—	1,923
Consumer real estate
Home equity lines	11	24	5	—	—	40
Secured by 1-4 family residential
First deed of trust	131	76	83	—	3	293
Second deed of trust	43	25	15	—	16	99
	185	125	103	—	19	432
Commercial and industrial loans
(except those secured by real estate)	576	1	(110)	—	173	640
Student loans	52	—	35	(30)	—	57
Consumer and other	37	(5)	7	(3)	—	36
Unallocated	60	(9)	(30)	—	—	21

	$3,370	$(127)	$21	$(33)	$192	$3,423

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

The following table presents a breakdown of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Provision for credit losses:
Provision for loans	$137	$23
Provision (recovery) for unfunded commitments	13	(23)
Total	$150	$—

As of March 31, 2024, the allowance for credit losses was $3.89 million and included an allowance for credit losses on loans of $3.57 million and a reserve for unfunded commitments of $320,000.

The Company recorded a provision for credit losses for loans of $136,700 for the three months ended March 31, 2024, which was the result of loan growth as all credit metrics remained strong compared to year-end 2023. Non-performing loans as a percentage of loans decreased from 0.12% at March 31, 2023 to 0.05% at March 31, 2024.

The Company recorded a provision for credit losses for unfunded commitments of $13,300 for the three months ended March 31, 2024, which was driven by an increase in the total commitments outstanding at March 31, 2024.

The allowance for credit losses on loans to total loans ratio at the Company is 0.60% compared to the peer average of 1.11%, management considers this level of allowance sufficient and appropriate based on the current asset quality and assessment of the Company’s loan portfolio.

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

Loans were evaluated for credit losses as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Three Months Ended March 31, 2024
Construction and land development
Residential	$57	$—	$57	$9,077	$—	$9,077
Commercial	202	—	202	34,437	—	34,437
	259	—	259	43,514	—	43,514
Commercial real estate
Owner occupied	437	—	437	121,429	—	121,429
Non-owner occupied	1,596	—	1,596	165,508	—	165,508
Multifamily	86	—	86	18,254	—	18,254
Farmland	—	—	—	24	—	24
	2,119	—	2,119	305,215	—	305,215
Consumer real estate
Home equity lines	32	—	32	21,682	—	21,682
Secured by 1-4 family residential
First deed of trust	298	—	298	95,994	159	95,835
Second deed of trust	98	—	98	11,955	100	11,855
	428	—	428	129,631	259	129,372
Commercial and industrial loans
(except those secured by real estate)	666	—	666	92,600	22	92,578
Student loans	55	—	55	15,782	—	15,782
Consumer and other	47	—	47	4,596	—	4,596

	$3,574	$—	$3,574	$591,338	$281	$591,057

Year Ended December 31, 2023
Construction and land development
Residential	$86	$—	$86	$10,471	$—	$10,471
Commercial	228	—	228	37,024	—	37,024
	314	—	314	47,495	—	47,495
Commercial real estate
Owner occupied	409	—	409	122,666	—	122,666
Non-owner occupied	1,467	—	1,467	154,855	—	154,855
Multifamily	44	—	44	12,743	—	12,743
Farmland	3	—	3	326	—	326
	1,923	—	1,923	290,590	—	290,590
Consumer real estate
Home equity lines	40	—	40	21,557	—	21,557
Secured by 1-4 family residential
First deed of trust	293	—	293	95,638	160	95,478
Second deed of trust	99	—	99	11,337	105	11,232
	432	—	432	128,532	265	128,267
Commercial and industrial loans
(except those secured by real estate)	640	—	640	86,203	26	86,177
Student loans	57	—	57	17,923	—	17,923
Consumer and other	57	—	57	4,265	—	4,265

	$3,423	$—	$3,423	$575,008	$291	$574,717

Note 6 – Deposits

Deposits as of March 31, 2024 and December 31, 2023 were as follows (dollars in thousands):

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%

Demand accounts	$230,118	37.1%	$247,624	40.9%
Interest checking accounts	78,739	12.7%	76,289	12.6%
Money market accounts	207,640	33.5%	195,249	32.3%
Savings accounts	35,238	5.7%	39,633	6.5%
Time deposits of $250,000 and over	31,355	5.0%	9,145	1.5%
Other time deposits	37,179	6.0%	37,405	6.2%

Total	$620,269	100.0%	$605,345	100.0%

Note 7 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $2,414,000 in FHLB stock at March 31, 2024 and $2,644,000 at December 31, 2023, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of commercial and 1-4 family residential loans and investment securities. The Company had FHLB advances of $40,000,000 at March 31, 2024 and $45,000,000 at December 31, 2023.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no borrowings against the lines at March 31, 2024 or December 31, 2023.

The Company’s unused lines of credit for future borrowings total approximately $26.1 million at March 31, 2024, which consists of $3.3 million available from the FHLB based on current pledged assets, $20 million on revolving bank line of credit, and $2.8 million under secured federal funds agreements with third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank of Richmond or the FHLB above the current lendable collateral value.

Note 8 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a floating rate of interest indexed to the London InterBank Offered Rate (“LIBOR”) (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2024 was 7.71%. As a result of the discontinuation of the 3-month LIBOR on June 30, 2023, the Company replaced the 3-month LIBOR leg of the calculated floating rate with the three-month term Secured Overnight Funding Rate (“SOFR”) plus the applicable tenor spread adjustment for 3-month LIBOR of 0.26161 percent as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at March 31, 2024 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly. The interest rate at March 31, 2024 was 6.96%.  As a result of the discontinuation of the 3-month LIBOR on June 30, 2023, the Company replaced the 3-month LIBOR leg of the calculated floating rate with the three-month term SOFR plus the applicable tenor spread adjustment for 3-month LIBOR of 0.26161 percent as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at March 31, 2024 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 9 – Subordinated Debt

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrued interest at a fixed rate of 6.50% for the first five years until March 21, 2023. The subordinated notes have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 3.73%) which adjusts and is also payable quarterly. The interest rate at March 31, 2024 was 9.05%. As a result of the discontinuation of the 3-month LIBOR on June 30, 2023, the Company is replaced the 3-month LIBOR leg of the calculated floating rate with the three-month term SOFR plus the applicable tenor spread adjustment for 3-month LIBOR of 0.26161 percent as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. The carrying value of the notes totaled $5,700,000 at March 31, 2024 and December 31, 2023, respectively.

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

The following table summarizes option activity under the Company's stock incentive plans during the indicated periods:

	Three Months Ended March 31,
	2024				2023
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	—	$—	$—		14	$25.63	$9.76
Granted	—	—	—		—	—	—
Forfeited	—	—	—		—	—	—
Exercised	—	—	$—		—	—	—
Options outstanding, end of period	—	$—	$—	$—	14	$25.28	$9.76	$—
Options exercisable, end of period	—				14

During the three months ended March 31, 2023, we granted certain officers time-based restricted shares of common stock. The time-based restricted shares vest ratably over a three year period provided the officer is employed with the Company on the applicable vesting date.

The total number of shares underlying non-vested restricted stock was 26,111 and 26,152 at March 31, 2024 and 2023, respectively.  The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to non-vested share-based compensation arrangements granted under the stock incentive plan as of March 31, 2024 and 2023 was $782,000 and $883,400, respectively. The time-based unrecognized compensation of $558,200 is expected to be recognized over a weighted average period of 2.01 years. For the period ended March 31, 2024, there were no forfeitures of restricted stock.

A summary of changes in the Company’s non-vested restricted stock and restricted stock unit awards for the three months ended March 31, 2024 follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair-Value	Value

December 31, 2023	31,077	$45.93	$1,320,773
Granted	—	—	—
Vested	(4,179)	52.32	(177,608)
Forfeited	—	—	—
Other (1)	(787)	58.95	(33,448)
March 31, 2024	26,111	$44.52	$1,109,718
(1)	Represents the incremental decrease in shares that vested based on the restricted stock units vesting at a lower value as opposed to the targeted value of the award.

Stock-based compensation expense was approximately $81,000 and $102,000 for the three months ended March 31, 2024 and 2023, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (in thousands):

	Fair Value Measurement
	at March 31, 2024 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government Agencies	$678	$—	$678	$—
Mortgage-backed securities	69,907	—	69,907	—
Municipals	1,652	—	1,652	—
Subordinated debt	10,547	—	10,047	500
Loans held for sale	7,019	—	7,019	—
IRLC	293	—	293	—

Financial Liabilities - Recurring
Forward sales commitment	42	—	42	—

	Fair Value Measurement
	at December 31, 2023 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government Agencies	$20,615	$—	$20,615	$—
Mortgage-backed securities	72,537	—	72,537	—
Municipals	1,656	—	1,656	—
Subordinated debt	10,777	—	10,277	500
Loans held for sale	4,983	—	4,983	—
IRLC	271	—	271	—

Financial Liabilities - Recurring
Forward sales commitment	506	—	506	—

There were no Level 3 fair value measurements for financial instruments measured on a non-recurring basis at fair value at March 31, 2024 and December 31, 2023.

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

		March 31,		December 31,
		2024		2023
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial assets
Cash	Level 1	$13,073	$13,073	$10,383	$10,383
Cash equivalents	Level 2	19,323	19,323	7,331	7,331
Investment securities available for sale	Level 2	82,284	82,284	105,085	105,085
Investment securities available for sale	Level 3	500	500	500	500
Federal Home Loan Bank stock	Level 2	2,644	2,644	2,644	2,644
Loans held for sale	Level 2	7,019	7,019	4,983	4,983
Loans	Level 3	591,338	567,741	575,008	547,935
Bank owned life insurance	Level 2	13,198	13,198	13,120	13,120
Accrued interest receivable	Level 2	3,531	3,531	3,827	3,827
Interest rate lock commitments	Level 2	293	293	271	271

Financial liabilities
Deposits	Level 2	620,269	620,673	605,345	605,226
FHLB borrowings	Level 2	40,000	39,886	45,000	44,999
Trust preferred securities	Level 2	8,764	8,969	8,764	8,848
Other borrowings	Level 2	5,700	5,700	5,700	5,700
Accrued interest payable	Level 2	406	406	210	210
Forward sales commitment	Level 2	42	42	506	506

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

The following table presents segment information as of and for the three months ended March 31, 2024 and 2023 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended March 31, 2024

Revenues
Interest income	$9,243	$92	$—	$9,335
Mortgage banking income, net	—	909	(59)	850
Other revenues	795	—	(41)	754
Total revenues	10,038	1,001	(100)	10,939

Expenses
Provision for credit losses	150	—	—	150
Interest expense	2,939	—	—	2,939
Salaries and benefits	2,785	679	—	3,464
Other expenses	2,030	235	(100)	2,165
Total operating expenses	7,904	914	(100)	8,718

Income before income taxes	2,134	87	—	2,221
Income tax expense	431	18	—	449
Net income	$1,703	$69	$—	$1,772

Total assets	$756,005	$16,777	$(25,910)	$746,872
				—

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended March 31, 2023

Revenues
Interest income	$7,543	$40	$—	$7,583
Mortgage banking income, net	—	538	(60)	478
Other revenues	821	—	—	821
Total revenues	8,364	578	(60)	8,882

Expenses
Interest expense	1,218	—	—	1,218
Salaries and benefits	2,742	706	—	3,448
Other expenses	2,137	274	(60)	2,351
Total operating expenses	6,097	980	(60)	7,017

Income (loss) before income taxes	2,267	(402)	—	1,865
Income tax expense (benefit)	409	(84)	—	325
Net income (loss)	$1,858	$(318)	$—	$1,540

Total assets	$749,402	$17,878	$(32,483)	$734,797

Note 13 – Shareholders’ Equity and Regulatory Matters

Accumulated Other Comprehensive Loss

The following table presents the change in accumulated other comprehensive loss for the three months ended March 31, 2024 and year ended December 31, 2023 and is summarized as follows, net of tax (dollars in thousands):

	Unrealized	Defined
	Losses on AFS	Benefit
	Securities	Plan	Total

Accumulated other comprehensive loss December 31, 2023	$(5,604)	$(9)	$(5,613)
Other comprehensive loss
Other comprehensive loss before reclassification		-	-
Amounts reclassified from AOCI into earnings	(782)	-	(782)
Net current period other comprehensive loss	(782)	-	(782)
Accumulated other comprehensive loss March 31, 2024	$(6,386)	$(9)	$(6,395)

	Unrealized	Defined
	Losses on AFS	Benefit
	Securities	Plan	Total

Accumulated other comprehensive loss December 31, 2022	$(10,863)	$(18)	$(10,881)
Other comprehensive income
Other comprehensive income before reclassification	1,320	9	1,329
Amounts reclassified from AOCI into earnings	3,939	-	3,939
Net current period other comprehensive income	5,259	9	5,268
Accumulated other comprehensive loss December 31, 2023	$(5,604)	$(9)	$(5,613)

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

The Basel III Capital Rules require banks to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).  The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of March 31, 2024, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950.  To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%.  As of March 31, 2024, the Bank exceeded the minimum ratios to be classified as well capitalized.

The capital amounts and ratios at March 31, 2024 and December 31, 2023 for the Bank are presented in the table below (dollars in thousands):

			Minimum Capital
			Requirements
	Actual		Including Conservation Buffer (1)		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2024
Total capital (to risk- weighted assets) Village Bank	$88,249	14.13%	$65,568	10.50%	$62,446	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	84,355	13.51%	53,079	8.50%	49,957	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	84,355	11.36%	29,698	4.00%	37,122	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	84,355	13.51%	43,712	7.00%	40,590	6.50%

December 31, 2023
Total capital (to risk- weighted assets) Village Bank	$86,493	14.49%	$62,679	10.50%	$59,695	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	82,764	13.86%	50,740	8.50%	47,756	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	82,764	11.14%	29,706	4.00%	37,133	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	82,764	13.86%	41,786	7.00%	38,801	6.50%

(1) Basel III Capital Rules require banking organizations to maintain a minimum CETI ratio of 4.5%, plus a 2.5% capital conservation buffer; a minimum Tier 1 capital ratio of 6.0%, plus a 2.5% capital conservation buffer; a minimum, total risk-based capital ratio of 8.0%, plus a 2.5% conservation buffer; and a minimum Tier leverage ratio of 4.0%.

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

At March 31, 2024 and December 31, 2023, the Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	March 31,	December 31,
	2024	2023

Undisbursed credit lines	$137,230	$127,918
Commitments to extend or originate credit	11,298	7,463
Standby letters of credit	1,246	1,202

Total commitments to extend credit	$149,774	$136,583

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

Note 15 – Mortgage Banking and Derivatives

Loans held for sale. The Company, through the Bank’s mortgage banking subsidiary, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. The Company’s portfolio of loans held for sale (“LHFS”) is accounted for in accordance with ASC 820 - Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business and totaled $7.0 million as of March 31, 2024, of which $6.9 million is related to unpaid principal, and totaled $5.0 million as of December 31, 2023, of which $4.8 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments. The Company, through the Bank’s mortgage banking subsidiary, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation.  The Company determines the fair value of IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at March 31, 2024, and totaled $293,000, with a notional amount of $11.3 million and total positions of 36, and was reported in “Other Assets” at December 31, 2023, and totaled $271,000 with a notional amount of $7.5 million and total positions of 27. Changes in fair value are recorded as a component of mortgage banking income, net in the Consolidated Income Statement for the period ended March 31, 2024 and 2023. The Company’s IRLCs are classified as Level 2. At March 31, 2024 and December 31, 2023, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b).  The fair value of forward sales commitments is reported in “Other Liabilities” in the Consolidated Balance Sheet at March 31, 2024, and totaled $42,000 with a notional amount of $18.2 million and total positions of 58 and was reported in “Other Liabilities” at December 31, 2023, and totaled $506,000, with a notional amount of $12.3 million and total positions of 47.

Note 16 Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark (“CODM”), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU incorporates certain U.S. Securities and Exchange Commission (“SEC”) disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

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

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at March 31, 2024 and December 31, 2023 and the results of operations for the Company for the three months ended March 31, 2024 and 2023. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended March 31, 2024, the Company had a net income of $1.77 million, or $1.19 per fully diluted share, compared to net income of $1.54 million, or $1.04 per fully diluted share, for the same period in 2023.

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

As of March 31, 2024, the allowance for credit losses was $3.89 million and included an allowance for credit losses on loans of $3.57 million and a reserve for unfunded commitments of $320,000.

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

	For the Three Months Ended March 31,
	2024	2023	Change

	(dollars in thousands)
Average interest-earning assets	$692,089	$681,553	$10,536
Interest income	$9,335	$7,583	$1,752
Yield on interest-earning assets	5.42%	4.51%	0.91%
Average interest-bearing liabilities	$429,394	$406,015	$23,379
Interest expense	$2,939	$1,218	$1,721
Cost of interest-bearing liabilities	2.75%	1.22%	1.53%
Net interest income	$6,396	$6,365	$31
Net interest margin	3.72%	3.79%	(0.07)%

The following are variances of note for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

●NIM compressed by seven basis points to 3.72% for the three months ended March 31, 2024 compared to 3.79% for the three months ended March 31, 2023. The compression was driven by the following:

o	The cost of interest bearing liabilities increased by 153 basis points to 2.75% for the three months ended March 31, 2024 compared to 1.22% for the three months ended March 31, 2023. The increase in our cost of interest bearing liabilities continues to be driven by an increase in the rate paid on variable rate debt and market pressures on deposit rates. The rate paid on money market deposit accounts increased 192 basis points to 2.93% for the three months ended March 31, 2024 compared to 1.01% for the three months ended March 31, 2023, and the rate paid on time deposits increased 240 basis points to 3.21% for the three months ended March 31, 2024 compared to 0.81% for the three months ended March 31, 2023. The increase in the rate on time deposits was impacted heavily by the addition of $20.0 million in brokered time deposits at a weighted average rate of 4.89% during the three months ended March 31, 2024. While we expect there will be continued pressure on our funding base, we anticipate the velocity of those increases to slow down during 2024.

o	While the rate paid on interest bearing liabilities increased by 153 basis points for the three months ended March 31, 2024, overall cost of funds increased by 103 basis points, 1.78% for the three months ended March 31, 2024 vs. 0.75% for the three months ended March 31, 2023. The lower increase in cost of funds was driven by our strong non-interest bearing deposits level, which remained near 38% of our deposit base.

o	Offsetting the increased cost of funds, our yield on our earning assets increased by 91 basis points, 5.42% as of the three months ended March 31, 2024 compared to 4.51% as of the three months ended March 31, 2023. The increase in our yield on earning assets continues to be a result of improvement in our earning asset mix as well as the impact of the rise in interest rates during 2023 and 2024. We expect to see continued improvement in the yield on earning assets due to higher yielding loan growth combined with the amortization of lower yielding assets.

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

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
		Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$89,376	$1,533	6.90%	$86,007	$1,218	5.74%
Real estate - residential	128,486	2,031	6.36%	95,272	1,296	5.52%
Real estate - commercial	294,857	3,484	4.75%	282,952	3,180	4.56%
Real estate - construction	47,885	676	5.68%	48,065	623	5.26%
Student loans	16,878	276	6.58%	20,482	339	6.71%
Consumer	4,484	109	9.78%	4,068	66	6.58%
Loans net of deferred fees	581,966	8,109	5.60%	536,846	6,722	5.08%
Loans held for sale	5,681	92	6.51%	2,553	40	6.35%
Investment securities	90,742	932	4.13%	135,011	727	2.18%
Federal funds and other	13,700	202	5.93%	7,143	94	5.34%
Total interest earning assets	692,089	9,335	5.42%	681,553	7,583	4.51%
Allowance for loan losses	(3,431)			(3,253)
Cash and due from banks	11,406			11,263
Premises and equipment, net	11,785			11,778
Other assets	24,462			23,127
Total assets	$736,311			$724,468

Interest bearing deposits
Interest checking	$72,753	$117	0.65%	$84,262	$62	0.30%
Money market	197,764	1,438	2.92%	180,020	446	1.00%
Savings	34,568	14	0.16%	49,473	19	0.16%
Certificates	65,628	526	3.22%	47,986	97	0.82%
Total deposits	370,713	2,095	2.27%	361,741	624	0.70%
Borrowings
Long-term debt - trust
preferred securities	8,789	161	7.37%	8,786	140	6.46%
FHLB advances	43,868	545	5.00%	29,500	347	4.77
Subordinated debt, net	5,700	135	9.53%	5,695	104	7.41%
Other borrowings	324	3	3.72%	293	3	4.15%
Total interest bearing liabilities	429,394	2,939	2.75%	406,015	1,218	1.22%
Noninterest bearing deposits	234,295			252,647
Other liabilities	4,719			3,133
Total liabilities	668,408			661,795
Equity capital	67,903			62,673
Total liabilities and capital	$736,311			$724,468

Net interest income before provision for loan losses		$6,396			$6,365
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			2.67%			3.29%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.72%			3.79%

Provision for Credit losses

On January 1, 2023, the Commercial Banking Segment adopted the CECL methodology for estimating credit losses, which resulted in an increase of $150,000 in the allowance for credit losses on January 1, 2023. The allowance for credit losses included an allowance for credit losses on loans of $3.24 million and a reserve for unfunded commitments of $277,000.

As of March 31, 2024, the allowance for credit losses was $3.89 million and included an allowance for credit losses on loans of $3.57 million and a reserve for unfunded commitments of $320,000.

The Company recorded a provision for credit losses for loans of $136,700 for the three months ended March 31, 2024, which was the result of loan growth as all credit metrics remained strong compared to year-end 2023. Non-performing loans as a percentage of loans decreased from 0.12% at March 31, 2023 to 0.05% at March 31, 2024.

The Company recorded a provision for credit losses for unfunded commitments of $13,300 for the three months ended March 31, 2024, which was driven by an increase in the total commitments outstanding at March 31, 2024.

The allowance for credit losses on loans to total loans ratio at the Company is 0.60% compared to the peer average of 1.11%. Management considers this level of allowance sufficient and appropriate based on the current asset quality and assessment of the Company’s loan portfolio.

As of March 31, 2023, the allowance for credit losses was $3.53 million and included an allowance for credit losses on loans of $3.27 million and a reserve for unfunded commitments of $254,000.

The provision for credit losses on loans was driven by the increase in loan balances at March 31, 2023, while the recovery of credit losses for unfunded commitments was a result of the reduction in the total balance outstanding at March 31, 2023. The lack of an overall provision for credit losses was driven by stable local economic conditions and credit quality remaining strong.

While current economic challenges due to higher inflation and the speed at which interest rates have risen remain a risk to credit quality, we believe our current level of allowance for credit losses is sufficient.

For more financial data and other information about the allowance for credit losses refer to section, “Balance Sheet Analysis” under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 5 “Loans and allowance for credit losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, and mortgage banking income, net. The most significant noninterest income item has historically been mortgage banking income, net, representing 53% and 38%, for the three month periods ended March 31, 2024 and 2023, respectively.  Service charges and fees represent 40% and 53%, of net interest income for the three month periods ended March 31, 2024 and 2023, respectively.

	For the Three Months Ended
	March 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Service charges and fees	$641	$669	$(28)	(4.2)%
Mortgage banking income, net	850	478	372	77.8%
Other	113	109	4	3.7%
Total noninterest income	$1,604	$1,256	$348	27.7%

The increase in noninterest income of $348,000 for the three months ended March 31, 2024, was the result of the following:

●	During the three months ended March 31, 2024, the fair value of forward sales commitments associated with the Mortgage Banking Segment’s loans held for sale and interest rate lock commitments was adjusted to properly reflect the timing of income recognition in the life cycle of the interest rate lock commitments and loans held for sale, which resulted in a $233,900 increase to net income for the period. This increase was a one-time adjustment and is not expected to be recurring. Mortgage revenue is expected to normalize going forward.

Noninterest expense

	For the Three Months Ended
	March 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Salaries and benefits	$3,464	$3,448	$16	0.5%
Occupancy	332	311	21	6.8%
Equipment	278	285	(7)	(2.5)%
Supplies	49	49	—	—%
Data processing	439	440	(1)	(0.2)%
Professional and outside services	418	372	46	12.4%
Advertising and marketing	83	111	(28)	(25.2)%
FDIC insurance premium	92	50	42	84.0%
Other operating expense	474	690	(216)	(31.3)%
Total noninterest expense	$5,629	$5,756	$(127)	(2.2)%

The decrease in noninterest expense of $127,000 for the three months ended March 31, 2024, was the result of the following:

●	Professional and outside services expense increased by $46,000 as a result of increased costs associated with the implementation of new licensed software products, consultant fees, and increased fees associated with debit and credit card usage, which were implemented in the latter half of 2023.
●	FDIC insurance premium increased by $42,000 as a result of an increase in the assessment rate implemented by the FDIC.
●	Other operating expenses decreased by $216,000 primarily as a result of an decrease in check and card fraud during the three months ended March 31, 2024.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent differences and available tax credits. Income tax benefit for the three months ended March 31, 2024, was $449,000, resulting in an effective tax rate of 20.2% compared to income tax expense of $325,000 or 17.4%, for the same period in 2023. The increase in the effective tax rate was primarily related to a decrease in the tax credit received related to state taxes attributed to the Company and the Mortgage Banking Segment as well as the impact of permanent difference related to the cash surrender value on bank owned life insurance. The Bank is not subject to Virginia income taxes, and instead is subject to a franchise tax based on bank capital.

Balance Sheet Analysis

Investment securities

At March 31, 2024 and December 31, 2023, all of our investment securities were classified as available for sale.

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

Approximately 81.0% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. Approximately 2.7% of the loan portfolio consists of rehabilitated student loans purchased by the Bank from 2014 to 2017 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 15.7% of all loans.  Loans in this category are typically made to individuals and small and medium-sized businesses, and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property.  The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.  The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

Loans classified by type as of March 31, 2024 and December 31, 2023 are as follows (dollars in thousands):

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
Construction and land development
Residential	$9,077	1.53%	$10,471	1.82%
Commercial	34,437	5.83%	37,024	6.44%
	43,514	7.36%	47,495	8.26%
Commercial real estate
Owner occupied	121,429	20.53%	122,666	21.33%
Non-owner occupied	165,508	27.99%	154,855	26.93%
Multifamily	18,254	3.09%	12,743	2.22%
Farmland	24	0.00%	326	0.06%
	305,215	51.61%	290,590	50.54%
Consumer real estate
Home equity lines	21,682	3.67%	21,557	3.75%
Secured by 1-4 family residential,
First deed of trust	95,994	16.23%	95,638	16.63%
Second deed of trust	11,955	2.02%	11,337	1.97%
	129,631	21.92%	128,532	22.35%
Commercial and industrial loans
(except those secured by real estate)	92,600	15.66%	86,203	14.99%
Guaranteed student loans	15,782	2.67%	17,923	3.12%
Consumer and other	4,596	0.78%	4,265	0.74%

Total loans	591,338	100.00%	575,008	100.00%
Deferred fees and costs, net	750		803
Less: allowance for credit losses	(3,574)		(3,423)
	$588,514		$572,388

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

As of March 31, 2024, the allowance for credit losses was $3.89 million and included an allowance for credit losses on loans of $3.57 million and a reserve for unfunded commitments of $320,000.

We monitor and maintain an allowance for credit losses to absorb an estimate of expected losses inherent in the loan portfolio. The following table presents the credit loss experience on loans for the dates indicated (dollars in thousands).

		(Recovery of)					Ratio of Net
	Beginning	Credit Losses			Ending	Average	(Charge-offs) to
	Balance	on Loans	Charge-offs	Recoveries	Balance	Loans	Average Loans
Three Months Ended March 31, 2024
Construction and land development
Residential	$86	$(29)	$—	$—	$57	$10,129	—%
Commercial	228	(26)	—	—	202	37,756	—%
	314	(55)	—	—	259	47,885	—%
Commercial real estate
Owner occupied	409	28	—	—	437	122,015	—%
Non-owner occupied	1,467	129	—	—	1,596	157,933	—%
Multifamily	44	42	—	—	86	14,673	—%
Farmland	3	(3)	—	—	—	236	—%
	1,923	196	—	—	2,119	294,857	—%
Consumer real estate
Home equity lines	40	(18)	—	10	32	21,777	0.05
Secured by 1-4 family residential		—
First deed of trust	293	4	—	1	298	94,906	0.00%
Second deed of trust	99	(6)	—	5	98	11,803	0.04%
	432	(20)	—	16	428	128,486	0.01%
Commercial and industrial loans
(except those secured by real estate)	640	22	—	4	666	89,376	0.00%
Student loans	57	4	(6)	—	55	16,878	(0.04)%
Consumer and other	36	—	—	—	36	4,484	—%
Unallocated	21	(10)	—	—	11	—	—%
		0
	$3,423	$137	$(6)	$20	$3,574	$581,966	0.00%

		Impact of	Provision for					Ratio of Net
	Beginning	adopting	(Recovery of)			Ending	Average	(Charge-offs) to
	Balance	ASC 326	Loan Losses	Charge-offs	Recoveries	Balance	Loans	Average Loans
Year Ended December 31, 2023
Construction and land development
Residential	$79	$3	$4	$—	$—	$86	$8,153	—%
Commercial	192	34	2	—	—	228	41,328	—%
	271	37	6	—	—	314	49,481	—%
Commercial real estate
Owner occupied	867	(475)	17	—	—	409	119,678	—%
Non-owner occupied	1,289	192	(14)	—	—	1,467	153,506	—%
Multifamily	33	7	4	—	—	44	12,385	—%
Farmland	—	—	3	—	—	3	183	—%
	2,189	(276)	10	—	—	1,923	285,752	—%
Consumer real estate
Home equity lines	11	24	5	—	—	40	18,459	—%
Secured by 1-4 family residential
First deed of trust	131	76	83	—	3	293	79,584	0.00%
Second deed of trust	43	25	15	—	16	99	9,550	0.17%
	185	125	103	—	19	432	107,593	0.02%
Commercial and industrial loans
(except those secured by real estate)	576	1	(110)	—	173	640	86,065	0.20%
Student loans	52	—	35	(30)	—	57	19,716	(0.15)%
Consumer and other	37	(5)	7	(3)	—	36	4,270	(0.07)%
Unallocated	60	(9)	(30)	—	—	21	—	—%

	$3,370	$(127)	$21	$(33)	$192	$3,423	$552,877	0.03%

For more financial data and other information about loans refer to Note 5 “Loans and allowance for credit losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2024	2023
Nonaccrual loans	$281	$291
Foreclosed properties	—	—
Total nonperforming assets	$281	$291

Restructured loans (not included in nonaccrual loans above)	$—	$—

Loans past due 90 days and still accruing (1)	$2,200	$2,228

Nonaccrual loans to total loans (2)	0.05%	0.05%

Nonperforming assets to loans (2)	0.05%	0.05%

Nonperforming assets to total assets	0.04%	0.04%

Allowance for credit losses on loans to
Loans, net of deferred fees and costs	0.60%	0.59%
Loans, net of deferred fees and costs (excluding guaranteed loans)	0.62%	0.61%
Nonaccrual loans	1,271.89%	1,176.29%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

Nonperforming assets totaled $281,000 at March 31, 2024 compared to $291,000 at December 31, 2023.  Nonperforming assets, consisting solely of nonaccrual loans, totaled $281,000 at March 31, 2024, compared to $291,000 at December 31, 2023.

The following table presents an analysis of the changes in nonperforming assets for the three months ended March 31, 2024 (in thousands):

	Nonaccrual
	Loans	OREO	Total
Balance December 31, 2023	$291	$—	$291
Additions	—	—	—
Loans placed back on accrual	—	—	—
Repayments	(10)	—	(10)
Charge-offs	—	—	—
Balance March 31, 2024	$281	$—	$281

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

There were no individual allowances associated with the total nonaccrual loans of $281,000 and $291,000 at March 31, 2024 and December 31, 2023, respectively, that were considered individually evaluated.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $85,000 and $80,000 for the three months ended March 31, 2024 and 2023, respectively. Student loans totaling $2,200,000 and $2,228,000 at March 31, 2024 and December 31, 2023, respectively, were past due 90 days or more and interest was still being accrued as principal and interest on such loans have a 98% guarantee by the DOE.  The 2% not covered by the DOE guarantee is provided for in the allowance for credit losses.

Deposits

Deposits as of March 31, 2024 and December 31, 2023 were as follows (dollars in thousands):

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
Demand accounts	$230,118	37.1%	$247,624	40.9%
Interest checking accounts	78,739	12.7%	76,289	12.6%
Money market accounts	207,640	33.5%	195,249	32.3%
Savings accounts	35,238	5.7%	39,633	6.5%
Time deposits of $250,000 and over	31,355	5.0%	9,145	1.5%
Other time deposits	37,179	6.0%	37,405	6.2%
Total	$620,269	100.0%	$605,345	100.0%

Total deposits increased by $14,924,000, or 2.47%, from December 31, 2023. Variances of note are as follows:

●Noninterest bearing demand account balances decreased $17,506,000, or 7.07%, from December 31, 2023 and represented 37.1% of total deposits compared to 40.9% as of December 31, 2023. The decrease in noninterest bearing demand deposits was driven by a combination of consumers and businesses drawing down balances due to higher costs associated with continued pressure from inflation, as well as some movement into higher yielding accounts.
●Low cost relationship deposits (i.e. interest checking, money market, and savings) balances increased $10,446,000, or 3.36%, from December 31, 2023. The increase in low-cost relationship deposits from the prior periods was the result of seasonal relationship growth as well as some deposits moving from non-interest bearing to interest bearing.
●Time deposits increased by $21,984,000, or 47.23%, from December 31, 2023. The increase was the result of the Commercial Bank Segment issuing $20.0 million in brokered time deposits, at a weighted average rate of 4.89%, during the quarter to supplement the noninterest-bearing reduction.

The following table presents the average deposits balance and average rate paid for the dates indicated (dollars in thousands).

	Average Balance		Average Cost Rate

	March 31,	December 31,	March 31,	December 31,
	2024	2023	2024	2023
Noninterest bearing deposits	$234,295	$249,711
Interest checking	72,753	79,744	0.65%	0.53%
Money market	197,764	197,720	2.92%	1.97%
Savings	34,568	42,559	0.16%	0.16%
Certificates
Less than $250,000	34,854	42,191	3.95%	1.49%
$250,000 or more	30,774	9,396	2.39%	2.94%
Total interest bearing deposits	370,713	371,610	2.27%	1.42%
Total deposits	$605,008	$621,321	1.39%	0.85%

The following table presents (in thousands) the scheduled maturities of time deposits greater than $250,000 which is the maximum FDIC insurance limit.

	March 31,	December 31,
	2024	2023
Months to maturity:
Three or less	$3,924	$1,268
Over three through six	9,244	3,889
Over six through twelve	17,647	3,449
Over twelve	540	539
Total	$31,355	$9,145

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

Capital resources

Shareholders’ equity at March 31, 2024 was $68,358,000 compared to $67,556,000 at December 31, 2023. The $802,000 increase in shareholders’ equity during the three months ended March 31, 2024, was due primarily to the recognition of net income of $1,772,000 offset by the $782,000 increase in accumulated other comprehensive loss.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2024	2023
Tier 1 capital
Total bank equity capital	$77,960	$77,151
Net unrealized loss on available-for-sale securities	6,385	5,603
Defined benefit postretirement plan	10	10
Total Tier 1 capital	84,355	82,764

Tier 2 capital
Allowance for credit losses	3,894	3,729
Tier 2 capital deduction	—	—
Total Tier 2 capital	3,894	3,729

Total risk-based capital	88,249	86,493

Risk-weighted assets	$624,461	$596,946

Average assets	$742,444	$742,655

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	11.36%	11.14%
Common equity tier 1 capital ratio (CET 1)	13.51%	13.86%
Tier 1 capital to risk-weighted assets	13.51%	13.86%
Total capital to risk-weighted assets	14.13%	14.49%
Equity to total assets	10.46%	10.50%

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

At March 31, 2024, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $115,180,000, or 15.42% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

At March 31, 2024, the Company had approximately $218.5 million in uninsured deposits, which represents 35.30% of total deposits. Total liquidity sources at March 31, 2024 equal $196.4 million, or 89.88% of uninsured deposits.

The Company’s internal policy limits wholesale deposits (i.e., brokered deposits and internet listing services) to 15 percent of total funding, representing $108.5 million of additional availability as of March 31, 2024. The Company had $20.0 million in wholesale deposits as of March 31, 2024, which were brokered deposits with a weighted average rate of 4.89%.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds lines of credit with correspondent banks totaling $22.8 million for which there were no borrowings against the lines at March 31, 2024 and December 31, 2023.

We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2024 was $3.3 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets, which would result in a total remaining credit availability of $143.7 million as of March 31, 2024.

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At March 31, 2024, we had commitments to originate $149,774,000 of loans. Fixed commitments to incur capital expenditures were less than $100,000 at March 31, 2024. Certificates of deposit scheduled to mature in the 12-month period ending March 31, 2025 totaled $61,259,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace LIBOR with a benchmark rate based on Secured Overnight Funding Rate (“SOFR”) for contracts governed by U.S. law that have no or ineffective fallbacks. We have a number of borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. As a result of the announced discontinuation of LIBOR on June 30, 2023, the Company replaced the LIBOR leg of the calculated floating rate for these instruments with the corresponding term SOFR plus the applicable tenor spread adjustment as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System.

This transition did not have a significant impact on the Company’s consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2024. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 22, 2024.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES and USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

10.1

Amendment No. 2 to Employment Agreement, dated March 26, 2024, by and between Village Bank and Trust Financial Corp. and Donald M. Kaloski, Jr. (incorporated herein by reference to Exhibit 10.1 of the Current Report).

10.2	Amendment No. 2 to Employment Agreement, dated March 26, 2024, by and between Village Bank and Max C. Morehead, Jr. (incorporated herein by reference to Exhibit 10.2 of the Current Report).
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101

The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed

Consolidated Financial Statements.

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date:	May 10, 2024	By:	/s/ James E. Hendricks, Jr.
James E. Hendricks, Jr.
President and Chief Executive Officer

Date:	May 10, 2024	By:	/s/ Donald M. Kaloski, Jr.
Donald M. Kaloski, Jr.
Executive Vice President and Chief Financial Officer