Form 10-Q
period 2024-06-30
Village Bank & Trust Financial Corp.
filed 2024-08-09
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

1,495,160 shares of common stock, $4.00 par value, outstanding as of July 31, 2024

Village Bank and Trust Financial Corp.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Balance Sheets June 30, 2024 (Unaudited) and December 31, 2023*

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$17,154	$10,383
Federal funds sold	1,337	7,331
Total cash and cash equivalents	18,491	17,714
Investment securities available for sale, at fair value	83,124	105,585
Restricted stock, at cost	2,277	2,985
Loans held for sale	8,236	4,983
Loans
Outstandings	605,408	575,008
Allowance for credit losses	(3,681)	(3,423)
Deferred costs, net	678	803
Total loans, net	602,405	572,388
Premises and equipment, net	11,671	11,760
Bank owned life insurance	13,291	13,120
Accrued interest receivable	3,857	3,827
Other assets	4,374	4,254
Total Assets	$747,726	$736,616

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing demand	$236,063	$247,624
Interest bearing	392,849	357,721
Total deposits	628,912	605,345
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,700	5,700
Federal Home Loan Bank advances	30,000	45,000
Accrued interest payable	489	210
Other liabilities	3,719	4,041
Total liabilities	677,584	669,060

Shareholders’ equity
Common stock, $4 par value, 10,000,000 shares authorized; 1,495,160 shares issued and outstanding at June 30, 2024 and 1,492,879 shares issued and outstanding at December 31, 2023	5,918	5,908
Additional paid-in capital	55,690	55,486
Retained earnings	14,662	11,775
Stock in directors rabbi trust	(439)	(467)
Directors deferred fees obligation	439	467
Accumulated other comprehensive loss	(6,128)	(5,613)
Total shareholders’ equity	70,142	67,556

Total liabilities and shareholders' equity	$747,726	$736,616

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Income Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income
Loans	$8,712	$7,266	$16,912	$14,029
Investment securities	905	719	1,837	1,446
Federal funds sold	252	114	455	207
Total interest income	9,869	8,099	19,204	15,682

Interest expense
Deposits	2,452	1,186	4,548	1,810
Borrowed funds	807	789	1,650	1,383
Total interest expense	3,259	1,975	6,198	3,193

Net interest income	6,610	6,124	13,006	12,489
Provision for credit losses	—	—	150	—
Net interest income after provision for credit losses	6,610	6,124	12,856	12,489

Noninterest income
Service charges and fees	655	711	1,296	1,380
Mortgage banking income, net	552	386	1,402	864
Other	184	124	296	234
Total noninterest income	1,391	1,221	2,994	2,478

Noninterest expense
Salaries and benefits	3,485	3,415	6,949	6,863
Occupancy	310	307	642	618
Equipment	302	280	580	565
Supplies	49	35	99	84
Data processing	482	492	921	931
Professional and outside services	411	346	829	720
Advertising and marketing	95	140	178	251
FDIC insurance premium	82	84	174	134
Other operating expense	723	733	1,195	1,423
Total noninterest expense	5,939	5,832	11,567	11,589

Income before income tax expense	2,062	1,513	4,283	3,378
Income tax expense	409	274	858	599

Net income	$1,653	$1,239	$3,425	$2,779

Earnings per share, basic	$1.11	$0.83	$2.29	$1.87
Earnings per share, diluted	$1.11	$0.83	$2.29	$1.87

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Comprehensive Income Three and Six Months ended June 30, 2024 and 2023

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$1,653	$1,239	$3,425	$2,779
Other comprehensive (loss) income
Unrealized holding (losses) gains arising during the period	338	(1,312)	(652)	564
Tax effect	(71)	276	137	(118)
Net change in unrealized holding (losses) gains on securities available for sale, net of tax	267	(1,036)	(515)	446

Minimum pension adjustment	—	3	—	6
Tax effect	—	(1)	—	(2)
Minimum pension adjustment, net of tax	—	2	—	4

Total other comprehensive (loss) income	267	(1,034)	(515)	450

Total comprehensive income	$1,920	$205	$2,910	$3,229

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Shareholders' Equity Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

(In thousands)

	Three Months Ended June 30, 2024

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, March 31, 2024	$5,918	55,557	$13,278	$(439)	$439	$(6,395)	$68,358
Stock based compensation	—	133	—	—	—	—	133
Cash dividend declared ($0.18 per share)	—	—	(269)	—	—	—	(269)
Net income	—	—	1,653	—	—	—	1,653
Other comprehensive income	—	—	—	—	—	267	267
Balance, June 30, 2024	$5,918	$55,690	$14,662	$(439)	$439	$(6,128)	$70,142

	Three Months Ended June 30, 2023

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, March 31, 2023	$5,881	$55,256	$12,141	$(595)	$595	$(9,397)	$63,881
Restricted stock redemption	—	—	—	128	(128)	—	—
Vesting of restricted stock	2	(2)	—	—	—	—	—
Stock based compensation	—	166	—	—	—	—	166
Cash dividend declared ($0.16 per share)	—	—	(238)	—	—	—	(238)
Net income	—	—	1,239	—	—	—	1,239
Other comprehensive loss	—	—	—	—	—	(1,034)	(1,034)
Balance, June 30, 2023	$5,883	$55,420	$13,142	$(467)	$467	$(10,431)	$64,014

	Six Months Ended June 30, 2024

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, December 31, 2023	$5,908	$55,486	$11,775	$(467)	$467	$(5,613)	$67,556
Restricted stock redemption	—	—	—	28	(28)	—	—
Vesting of restricted stock	10	(10)	—	—	—	—	—
Stock based compensation	—	214	—	—	—	—	214
Cash dividend declared ($0.36 per share)	—	—	(538)				(538)
Net income	—	—	3,425	—	—	—	3,425
Other comprehensive loss	—	—	—	—	—	(515)	(515)
Balance, June 30, 2024	$5,918	$55,690	$14,662	$(439)	$439	$(6,128)	$70,142

	Six Months Ended June 30, 2023

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, December 31, 2022	$5,868	$55,167	$10,957	$(689)	$689	$(10,881)	$61,111
Restricted stock redemption	—	—	—	222	(222)	—	—
Vesting of restricted stock	15	(15)	—	—	—	—	—
Stock based compensation	—	268	—	—	—	—	268
Cash dividend declared ($0.32 per share)	—	—	(475)	—	—	—	(475)
Impact of adoption of ASC 326	—	—	(119)	—	—	—	(119)
Net income	—	—	2,779	—	—	—	2,779
Other comprehensive income	—	—	—	—	—	450	450
Balance, June 30, 2023	$5,883	$55,420	$13,142	$(467)	$467	$(10,431)	$64,014

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Cash Flows Six Months Ended June 30, 2024 and 2023

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023

Cash Flows from Operating Activities
Net income	$3,425	$2,779
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	328	285
Amortization of debt issuance costs	—	8
Deferred income taxes	(118)	76
Provision for credit losses	150	—
Gain on sales of loans held for sale	(1,273)	(1,269)
Stock compensation expense	214	268
Proceeds from sale of mortgage loans	49,066	60,443
Origination of mortgage loans held for sale	(51,046)	(63,793)
Amortization of premiums and accretion of discounts on securities, net	(134)	(72)
Increase in bank owned life insurance	(171)	(149)
Net change in:
Interest receivable	(30)	169
Other assets	135	(91)
Interest payable	279	200
Other liabilities	(335)	(365)
Net cash provided by (used in) operating activities	490	(1,511)

Cash Flows from Investing Activities
Purchases of available for sale securities	(1,582)	(2,652)
Proceeds from maturities, calls and paydowns of available for sale securities	23,525	4,906
Net increase in loans	(30,154)	(18,134)
Purchases of premises and equipment, net	(239)	(427)
Redemption (purchase) of restricted stock, net	708	(1,042)
Net cash used in investing activities	(7,742)	(17,349)

Cash Flows from Financing Activities
Cash dividends paid	(538)	(475)
Net increase in deposits	23,567	3,639
Net (decrease) increase in other borrowings	(15,000)	25,000
Net cash provided by financing activities	8,029	28,164

Net increase in cash and cash equivalents	777	9,304
Cash and cash equivalents, beginning of period	17,714	16,678

Cash and cash equivalents, end of period	$18,491	$25,982

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$5,919	$2,993
Cash payments for taxes	$349	$337
Supplemental Schedule of Non-Cash Activities
Unrealized (losses) gains on securities available for sale	$(652)	$564
Minimum pension adjustment	$—	$6

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”).

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

Note 3 – Earnings per common share

The following table presents the basic and diluted earnings per common share computation (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income - basic and diluted	$1,653	$1,239	$3,425	$2,779

Denominator
Weighted average shares outstanding - basic	1,495	1,486	1,494	1,485
Dilutive effect of common stock options	—	—	—	—

Weighted average shares outstanding - diluted	1,495	1,486	1,494	1,485

Earnings per share - basic	$1.11	$0.83	$2.29	$1.87
Earnings per share - diluted	$1.11	$0.83	$2.29	$1.87

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

The vesting of 10,252 and 10,658 of the unvested restricted units at June 30, 2024 and 2023, respectively, included in Note 10 “Stock incentive plan” was dependent upon meeting certain performance criteria. As of June 30, 2024 and 2023, it was indeterminable whether these unvested restricted units would vest and as such the underlying shares were excluded from common shares issued and outstanding at such date and were not included in the computation of earnings per share for such period.

Note 4 – Investment securities available for sale

The amortized cost and fair value of investment securities available for sale as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

June 30, 2024
U.S. Government agency obligations	$655	$—	$(15)	$640
Mortgage-backed securities	75,745	338	(5,877)	70,206
Municipals	2,263	—	(593)	1,670
Subordinated debt	12,205	32	(1,629)	10,608

	$90,868	$370	$(8,114)	$83,124

December 31, 2023
U.S. Government agency obligations	$20,690	$—	$(75)	$20,615
Mortgage-backed securities	77,275	643	(5,381)	72,537
Municipals	2,264	—	(608)	1,656
Subordinated debt	12,449	30	(1,702)	10,777

	$112,678	$673	$(7,766)	$105,585

The Company did not have any investments securities pledged at June 30, 2024 and had investment securities with a fair value of $24,926,000 pledged to secure borrowings from the Federal Home Loan Bank of Atlanta ("FHLB") at December 31, 2023.

There were no sales of available for sale securities for the three and six months ended June 30, 2024 and 2023.

Investment securities available for sale that have an unrealized loss position at June 30, 2024 and December 31, 2023 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2024
U.S. Government agency obligations	$—	$—	$437	(15)	$437	$(15)
Mortgage-backed securities	11,675	(129)	30,598	(5,748)	42,273	(5,877)
Municipals	—	—	1,670	(593)	1,670	(593)
Subordinated debt	497	(2)	9,408	(1,627)	9,905	(1,629)

	$12,172	$(131)	$42,113	$(7,983)	$54,285	$(8,114)

December 31, 2023
U.S. Government agency obligations	$—	$—	$20,289	$(75)	$20,289	$(75)
Mortgage-backed securities	4,631	(24)	30,311	(5,357)	34,942	(5,381)
Municipals	—	—	1,656	(608)	1,656	(608)
Subordinated debt	4,145	(587)	5,937	(1,115)	10,082	(1,702)

	$8,776	$(611)	$58,193	$(7,155)	$66,969	$(7,766)

As of June 30, 2024, there were 58 investments available for sale totaling $54.3 million that were in a loss position and had an unrealized loss of $8.1 million.

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the declines in fair value are attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company has not recorded an allowance for credit losses on these investments at June 30, 2024.

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2024, by contractual maturity, are as follows (in thousands):

	Amortized
	Cost	Fair Value

Less than one year	$2,289	$2,256
One to five years	47,716	44,210
Five to ten years	23,691	21,848
More than ten years	17,172	14,810

Total	$90,868	$83,124

Note 5 – Loans and allowance for credit losses

Loans classified by type as of June 30, 2024 and December 31, 2023 are as follows (dollars in thousands):

	June 30, 2024		December 31, 2023
	Amount	%	Amount	%
Construction and land development
Residential	$13,080	2.16%	$10,471	1.82%
Commercial	36,067	5.96%	37,024	6.44%
	49,147	8.12%	47,495	8.26%
Commercial real estate
Owner occupied	128,783	21.28%	122,666	21.33%
Non-owner occupied	162,621	26.86%	154,855	26.93%
Multifamily	18,293	3.02%	12,743	2.22%
Farmland	315	0.05%	326	0.06%
	310,012	51.21%	290,590	50.54%
Consumer real estate
Home equity lines	22,281	3.68%	21,557	3.75%
Secured by 1-4 family residential,
First deed of trust	95,196	15.72%	95,638	16.63%
Second deed of trust	12,808	2.12%	11,337	1.97%
	130,285	21.52%	128,532	22.35%
Commercial and industrial loans
(except those secured by real estate)	97,363	16.08%	86,203	14.99%
Guaranteed student loans	14,156	2.34%	17,923	3.12%
Consumer and other	4,445	0.73%	4,265	0.74%

Total loans	605,408	100.0%	575,008	100.0%
Deferred and costs, net	678		803
Less: allowance for credit losses	(3,681)		(3,423)

	$602,405		$572,388

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the U.S. Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the FHLB as part of their lending arrangement with the Company totaled $57.2 million and $35.5 million as of June 30, 2024, and December 31, 2023, respectively.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (in thousands):

	June 30,	December 31,
	2024	2023
Consumer real estate
Secured by 1-4 family residential
First deed of trust	$157	$160
Second deed of trust	96	105
	253	265
Commercial and industrial loans
(except those secured by real estate)	134	26

Total loans	$387	$291

There was $125,000 in loans with an individual allowance of $17,000 that were collateral dependent associated with the total nonaccrual loans of $387,000 at June 30, 2024.  There were no individual allowances associated with the total nonaccrual loans of $291,000 at December 31, 2023, that were considered collateral dependent.

The Company recognized $12,000 of interest on nonaccrual loans outstanding as of June 30, 2024.

Management considers the guidance in Accounting Standards Codification (“ASC”) 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination.  Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below.

As of June 30, 2024, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows (in thousands):

									Revolving-	Total
	2024	2023	2022	2021	2020	Prior	Revolving		Term	Loans
June 30, 2024
Construction and land development
Residential
Pass	$5,528	$4,902	$2,311	$339	$—	$—	$—		$—	$13,080
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Residential	$5,528	$4,902	$2,311	$339	$—	$—	$—		$—	$13,080
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial
Pass	1,271	7,430	14,118	10,277	214	959	1,798		—	36,067
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Commercial	$1,271	$7,430	$14,118	$10,277	$214	$959	$1,798		$—	$36,067
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial real estate
Owner occupied
Pass	8,890	12,906	24,293	19,014	9,161	50,313	625		—	125,202
Special Mention	—	—	—	—	456	3,125	—		—	3,581
Substandard	—	—	—	—	—	—	—		—	—
Total Owner occupied	$8,890	$12,906	$24,293	$19,014	$9,617	$53,438	$625		$—	$128,783
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Non-owner occupied
Pass	9,535	9,379	28,949	28,023	23,128	54,241	4,476		—	157,731
Special Mention	—	—	—	2,148	—	2,742	—		—	4,890
Substandard	—	—	—	—	—	—	—		—	—
Total Non-owner occupied	$9,535	$9,379	$28,949	$30,171	$23,128	$56,983	$4,476		$—	$162,621
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Multifamily
Pass	5,250	1,300	—	2,363	537	6,751	2,092		—	18,293
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Multifamily	$5,250	$1,300	$—	$2,363	$537	$6,751	$2,092		$—	$18,293
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Farmland
Pass	—	—	—	—	—	20	295		—	315
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Farmland	$—	$—	$—	$—	$—	$20	$295		$—	$315
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Consumer real estate
Home equity lines
Pass	—	—	—	—	—	—	22,206		—	22,206
Special Mention	—	—	—	—	—	—	75		—	75
Substandard	—	—	—	—	—	—	—		—	—
Total Home equity lines	$—	$—	$—	$—	$—	$—	$22,281		$—	$22,281
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Secured by 1-4 family residential
First deed of trust
Pass	7,483	30,394	14,148	14,019	7,834	18,826	2,124		—	94,828
Special Mention	—	—	—	—	—	211	—		—	211
Substandard	—	—	—	—	—	157	—		—	157
Total First deed of trust	$7,483	$30,394	$14,148	$14,019	$7,834	$19,194	$2,124		$—	$95,196
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Second deed of trust
Pass	1,768	4,377	2,996	989	375	1,464	547		—	12,516
Special Mention	87	—	—	—	—	109	—		—	196
Substandard	—	—	—	—	—	96	—		—	96
Total Second deed of trust	$1,855	$4,377	$2,996	$989	$375	$1,669	$547	$		$12,808
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial and industrial loans
(except those secured by real estate)
Pass	11,149	17,274	13,894	12,044	5,003	5,135	32,098		—	96,597
Special Mention	—	—	93	—	—	123	416		—	632
Substandard	—	—	—	83	—	51	—		—	134
Total Commercial and industrial	$11,149	$17,274	$13,987	$12,127	$5,003	$5,309	$32,514		$—	$97,363
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Guaranteed student loans
Pass	—	—	—	—	—	14,156	—		—	14,156
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Guaranteed student loans	$—	$—	$—	$—	$—	$14,156	$—		$—	$14,156
Current period gross writeoff	$11	$—	$—	$—	$—	$—	$—		$—	$11
Consumer and other
Pass	283	394	363	81	30	16	3,278		—	4,445
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Consumer and other	$283	$394	$363	$81	$30	$16	$3,278	$		$4,445
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Total Current period gross writeoff	$11	$—	$—	$—	$—	$—	$—		$—	$11
Total loans	$51,244	$88,356	$101,165	$89,380	$46,738	$158,495	$70,030		$—	$605,408

									Revolving-	Total
	2023	2022	2021	2020	2019	Prior	Revolving		Term	Loans
December 31, 2023
Construction and land development
Residential
Pass	$6,320	$3,812	$339	$—	$—	$—	$—		$—	$10,471
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Residential	$6,320	$3,812	$339	$—	$—	$—	$—		$—	$10,471
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial
Pass	5,007	14,506	10,339	235	—	1,183	5,754		—	37,024
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Commercial	$5,007	$14,506	$10,339	$235	$—	$1,183	$5,754		$—	$37,024
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial real estate
Owner occupied
Pass	11,945	21,846	20,044	9,855	12,145	41,067	788		—	117,690
Special Mention	—	202	73	—	—	4,701	—		—	4,976
Substandard	—	—	—	—	—	—	—		—	—
Total Owner occupied	$11,945	$22,048	$20,117	$9,855	$12,145	$45,768	$788		$—	$122,666
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Non-owner occupied
Pass	9,468	25,607	28,455	23,567	9,528	47,645	3,312		—	147,582
Special Mention	—	—	2,173	—	—	5,100	—		—	7,273
Substandard	—	—	—	—	—	—	—		—	—
Total Non-owner occupied	$9,468	$25,607	$30,628	$23,567	$9,528	$52,745	$3,312		$—	$154,855
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Multifamily
Pass	1,300	—	2,503	548	885	6,113	1,394		—	12,743
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Multifamily	$1,300	$—	$2,503	$548	$885	$6,113	$1,394		$—	$12,743
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Farmland
Pass	—	—	—	—	—	26	300		—	326
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Farmland	$—	$—	$—	$—	$—	$26	$300		$—	$326
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Consumer real estate
Home equity lines
Pass	—	446	—	—	—	—	21,036		—	21,482
Special Mention	—	—	—	—	—	—	75		—	75
Substandard	—	—	—	—	—	—	—		—	—
Total Home equity lines	$—	$446	$—	$—	$—	$—	$21,111		$—	$21,557
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Secured by 1-4 family residential
First deed of trust
Pass	34,067	14,288	15,613	8,107	2,957	17,427	2,125		—	94,584
Special Mention	—	—	—	170	—	724	—		—	894
Substandard	—	—	—	—	—	160	—		—	160
Total First deed of trust	$34,067	$14,288	$15,613	$8,277	$2,957	$18,311	$2,125		$—	$95,638
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Second deed of trust
Pass	4,530	3,207	1,027	397	1,067	626	266		—	11,120
Special Mention	—	—	—	—	45	67	—		—	112
Substandard	—	—	—	—	—	105	—		—	105
Total Second deed of trust	$4,530	$3,207	$1,027	$397	$1,112	$798	$266	$		$11,337
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial and industrial loans
(except those secured by real estate)
Pass	15,022	15,900	15,321	5,634	2,852	3,698	27,068		—	85,495
Special Mention	37	—	—	—	318	22	306		—	683
Substandard	—	—	—	13	—	12	—		—	25
Total Commercial and industrial	$15,059	$15,900	$15,321	$5,647	$3,170	$3,732	$27,374		$—	$86,203
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Guaranteed student loans
Pass	—	—	—	—	—	17,923	—		—	17,923
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Guaranteed student loans	$—	$—	$—	$—	$—	$17,923	$—		$—	$17,923
Current period gross writeoff	$30	$—	$—	$—	$—	$—	$—		$—	$30
Consumer and other
Pass	455	483	123	50	17	11	3,126		—	4,265
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Consumer and other	$455	$483	$123	$50	$17	$11	$3,126	$		$4,265
Current period gross writeoff	$3	$—	$—	$—	$—	$—	$—		$—	$3
Total Current period gross writeoff	$33	$—	$—	$—	$—	$—	$—		$—	$33
Total loans	$88,151	$100,297	$96,010	$48,576	$29,814	$146,610	$65,550		$—	$575,008

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

			Greater				Investment >
	30‑59 Days	60‑89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
June 30, 2024
Construction and land development
Residential	$—	$—	$—	$—	$13,080	$13,080	$—
Commercial	—	—	—	—	36,067	36,067	—
	—	—	—	—	49,147	49,147	—
Commercial real estate
Owner occupied	—	—	—	—	128,783	128,783	—
Non-owner occupied	—	—	—	—	162,621	162,621	—
Multifamily	—	—	—	—	18,293	18,293	—
Farmland	—	—	—	—	315	315	—
	—	—	—	—	310,012	310,012	—
Consumer real estate
Home equity lines	25	—	—	25	22,256	22,281	—
Secured by 1‑4 family residential
First deed of trust	—	—	—	—	95,196	95,196	—
Second deed of trust	—	—	—	—	12,808	12,808	—
	25	—	—	25	130,260	130,285	—
Commercial and industrial loans
(except those secured by real estate)	46	1,086	—	1,132	96,231	97,363	—
Guaranteed student loans	547	172	1,050	1,769	12,387	14,156	1,050
Consumer and other	—	—	17	17	4,428	4,445	—

Total loans	$618	$1,258	$1,067	$2,943	$602,465	$605,408	$1,050

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2023
Construction and land development
Residential	$—	$—	$—	$—	$10,471	$10,471	$—
Commercial	—	—	—	—	37,024	37,024	—
	—	—	—	—	47,495	47,495	—
Commercial real estate
Owner occupied	—	—	—	—	122,666	122,666	—
Non-owner occupied	—	—	—	—	154,855	154,855	—
Multifamily	—	—	—	—	12,743	12,743	—
Farmland	—	—	—	—	326	326	—
	—	—	—	—	290,590	290,590	—
Consumer real estate
Home equity lines	83	25	—	108	21,449	21,557	—
Secured by 1-4 family residential
First deed of trust	—	—	—	—	95,638	95,638	—
Second deed of trust	33	—	—	33	11,304	11,337	—
	116	25	—	141	128,391	128,532	—
Commercial and industrial loans
(except those secured by real estate)	—	—	—	—	86,203	86,203	—
Guaranteed student loans	690	493	2,228	3,411	14,512	17,923	2,228
Consumer and other	734	—	—	734	3,531	4,265	—

Total loans	$1,540	$518	$2,228	$4,286	$570,722	$575,008	$2,228

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

Collateral dependent loans are set forth in the following table as of the dates indicated (in thousands):

	June 30, 2024			December 31, 2023
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Secured by 1‑4 family residential
First deed of trust	$157	$157	$—	$160	$160	$—
Second deed of trust	96	96	—	105	105	—
	253	253	—	265	265	—
Commercial and industrial loans
(except those secured by real estate)	9	9	—	26	26	—

	262	262	—	291	291	—

With an allowance recorded
Commercial and industrial loans
(except those secured by real estate)	125	125	17	—	—	—
	125	125	17	—	—	—

Total
Secured by 1-4 family residential,
First deed of trust	157	157	—	160	160	—
Second deed of trust	96	96	—	105	105	—
	253	253	—	265	265	—
Commercial and industrial loans
(except those secured by real estate)	134	134	17	26	26	—
Consumer and other	—	—	—	—	—	—
	$387	$387	$17	$291	$291	$—

The following is a summary of average recorded investment in collateral dependent loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024		June 30, 2024
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Consumer real estate
Secured by 1-4 family residential
First deed of trust	$158	$3	$159	$5
Second deed of trust	98	5	100	6
	256	8	259	11
Commercial and industrial loans
(except those secured by real estate)	11	—	16	—
	267	8	275	11

With an allowance recorded
Commercial and industrial loans
(except those secured by real estate)	134	5	134	8
	134	5	134	8

Total
Consumer real estate
Secured by 1-4 family residential,
First deed of trust	158	3	159	5
Second deed of trust	98	5	100	6
	256	8	259	11
Commercial and industrial loans
(except those secured by real estate)	145	5	150	8
Consumer and other	—	—	—	—
	$401	$13	$409	$19

Loan Modifications to Borrowers in Financial Difficulty

As part of its credit risk management, the Company may modify a loan agreement with a borrower experiencing financial difficulties through a refinancing or restructuring of the borrower’s loan agreement. There were no modified loans identified during the six months ended June 30, 2024 and June 30, 2023.

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

Activity in the allowance for credit losses on loans is as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Credit Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2024
Construction and land development
Residential	$57	$27	$—	$—	$84
Commercial	202	4	—	—	206
	259	31	—	—	290
Commercial real estate
Owner occupied	437	24	—	—	461
Non-owner occupied	1,596	(127)	—	—	1,469
Multifamily	86	(2)	—	—	84
Farmland	—	1	—	—	1
	2,119	(104)	—	—	2,015
Consumer real estate
Home equity lines	32	—	—	—	32
Secured by 1-4 family residential		—
First deed of trust	298	(7)	—	1	292
Second deed of trust	98	(103)	—	108	103
	428	(110)	—	109	427
Commercial and industrial loans
(except those secured by real estate)	666	57	—	3	726
Student loans	55	(5)	(5)	—	45
Consumer and other	36	(2)	—	—	34
Unallocated	11	133	—	—	144

	$3,574	$—	$(5)	$112	$3,681

		Impact of	Provision for
	Beginning	adopting	(Recovery of)			Ending
	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2023
Construction and land development
Residential	$51	$—	$10	$—	$—	$61
Commercial	264	—	3	—	—	267
	315	—	13	—	—	328
Commercial real estate
Owner occupied	391	—	(12)	—	—	379
Non-owner occupied	1,460	—	(84)	—	—	1,376
Multifamily	40	—	—	—	—	40
Farmland	—	—	—	—	—	—
	1,891	—	(96)	—	—	1,795
Consumer real estate
Home equity lines	33	—	30	—	—	63
Secured by 1-4 family residential			—
First deed of trust	214	—	5	—	—	219
Second deed of trust	75	—	4	—	4	83
	322	—	39	—	4	365
Commercial and industrial loans
(except those secured by real estate)	549	—	118	—	6	673
Student loans	112	—	(95)	(4)	—	13
Consumer and other	34	—	1	—	—	35
Unallocated	49	—	(2)	—	—	47

	$3,272	$—	$(22)	$(4)	$10	$3,256

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Credit Losses	Charge-offs	Recoveries	Balance

Six Months Ended June 30, 2024
Construction and land development
Residential	$86	$(2)	$—	$—	$84
Commercial	228	(22)	—	—	206
	314	(24)	—	—	290
Commercial real estate
Owner occupied	409	52	—	—	461
Non-owner occupied	1,467	2	—	—	1,469
Multifamily	44	40	—	—	84
Farmland	3	(2)	—	—	1
	1,923	92	—	—	2,015
Consumer real estate
Home equity lines	40	(18)	—	10	32
Secured by 1-4 family residential
First deed of trust	293	(3)	—	2	292
Second deed of trust	99	(109)	—	113	103
	432	(130)	—	125	427
Commercial and industrial loans
(except those secured by real estate)	640	79	—	7	726
Student loans	57	(1)	(11)	—	45
Consumer and other	36	(2)	—	—	34
Unallocated	21	123	—	—	144

	$3,423	$137	$(11)	$132	$3,681

		Impact of	Provision for
	Beginning	adopting	(Recovery of)			Ending
	Balance	ASC 326	Loan Losses	Charge-offs	Recoveries	Balance

Six Months Ended June 30, 2023
Construction and land development
Residential	$79	$3	$(21)	$—	$—	$61
Commercial	192	34	41	—	—	267
	271	37	20	—	—	328
Commercial real estate
Owner occupied	867	(475)	(13)	—	—	379
Non-owner occupied	1,289	192	(105)	—	—	1,376
Multifamily	33	7	—	—	—	40
Farmland	—	—	—	—	—	—
	2,189	(276)	(118)	—	—	1,795
Consumer real estate
Home equity lines	11	24	28	—	—	63
Secured by 1-4 family residential
First deed of trust	131	76	11	—	1	219
Second deed of trust	43	25	9	—	6	83
	185	125	48	—	7	365
Commercial and industrial loans
(except those secured by real estate)	576	1	84	—	12	673
Student loans	52	—	(32)	(7)	—	13
Consumer and other	37	(5)	3	—	—	35
Unallocated	60	(9)	(4)	—	—	47

	$3,370	$(127)	$1	$(7)	$19	$3,256

		Impact of	Provision for
	Beginning	adopting	(Recovery of)			Ending
	Balance	ASC 326	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2023
Construction and land development
Residential	$79	$3	$4	$—	$—	$86
Commercial	192	34	2	—	—	228
	271	37	6	—	—	314
Commercial real estate
Owner occupied	867	(475)	17	—	—	409
Non-owner occupied	1,289	192	(14)	—	—	1,467
Multifamily	33	7	4	—	—	44
Farmland	—	—	3	—	—	3
	2,189	(276)	10	—	—	1,923
Consumer real estate
Home equity lines	11	24	5	—	—	40
Secured by 1-4 family residential
First deed of trust	131	76	83	—	3	293
Second deed of trust	43	25	15	—	16	99
	185	125	103	—	19	432
Commercial and industrial loans
(except those secured by real estate)	576	1	(110)	—	173	640
Student loans	52	—	35	(30)	—	57
Consumer and other	37	(5)	7	(3)	—	36
Unallocated	60	(9)	(30)	—	—	21

	$3,370	$(127)	$21	$(33)	$192	$3,423

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

The following table presents a breakdown of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended June 30,
	2024	2023
Provision for credit losses:
Recovery (provision) for loans	$—	$(22)
Provision for unfunded commitments	—	22
Total	$—	$—

	Six Months Ended June 30,
	2024	2023
Provision for credit losses:
Recovery for loans	$137	$1
Provision (recovery) for unfunded commitments	13	(1)
Total	$150	$—

As of June 30, 2024, the allowance for credit losses was $4.0 million and included an allowance for credit losses on loans of $3.68 million and a reserve for unfunded commitments of $320,000.

The Company did not record a provision for credit losses for the three months ended June 30, 2024. The lack of a provision for credit losses was driven primarily by the recognition of a net-recovery of previously charged-off loans of $107,000 during the period and was supported by stable local economic conditions and credit quality remaining strong during the period.

The Company did not record a provision for credit losses for unfunded commitments for the three months ended June 30, 2024, which was driven by a stable balance in the total commitments outstanding at June 30, 2024.

The Company recorded a provision for credit losses for loans of $136,700 for the six months ended June 30, 2024, which was the result of loan growth as all credit metrics remained strong compared to year-end 2023. Non-performing loans as a percentage of loans were consistent, 0.06% at June 30, 2024 compared to 0.05 at December 31, 2023.

The Company recorded a provision for credit losses for unfunded commitments of $13,300 for the six months ended June 30, 2024, which was driven by an increase in the total commitments outstanding at June 30, 2024.

As of June 30, 2023, the allowance for credit losses was $3.53 million and included an allowance for credit losses on loans of $3.26 million and a reserve for unfunded commitments of $277,000.

The Company recorded a recovery of credit losses for loans of $22,000 for the three months ended June 30, 2023, which was due to improved credit metrics as nonperforming loans as a percentage of loans decreased from 0.12% at March 31, 2023 to 0.06% at June 30, 2023.

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

Loans were evaluated for credit losses as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Six Months Ended June 30, 2024
Construction and land development
Residential	$84	$—	$84	$13,080	$—	$13,080
Commercial	206	—	206	36,067	—	36,067
	290	—	290	49,147	—	49,147
Commercial real estate
Owner occupied	461	—	461	128,783	—	128,783
Non-owner occupied	1,469	—	1,469	162,621	—	162,621
Multifamily	84	—	84	18,293	—	18,293
Farmland	1	—	1	315	—	315
	2,015	—	2,015	310,012	—	310,012
Consumer real estate
Home equity lines	32	—	32	22,281	—	22,281
Secured by 1-4 family residential
First deed of trust	292	—	292	95,196	157	95,039
Second deed of trust	103	—	103	12,808	96	12,712
	427	—	427	130,285	253	130,032
Commercial and industrial loans
(except those secured by real estate)	726	17	709	97,363	134	97,229
Student loans	45	—	45	14,156	—	14,156
Consumer and other	178	—	178	4,445	—	4,445

	$3,681	$17	$3,664	$605,408	$387	$605,021

Year Ended December 31, 2023
Construction and land development
Residential	$86	$—	$86	$10,471	$—	$10,471
Commercial	228	—	228	37,024	—	37,024
	314	—	314	47,495	—	47,495
Commercial real estate
Owner occupied	409	—	409	122,666	—	122,666
Non-owner occupied	1,467	—	1,467	154,855	—	154,855
Multifamily	44	—	44	12,743	—	12,743
Farmland	3	—	3	326	—	326
	1,923	—	1,923	290,590	—	290,590
Consumer real estate
Home equity lines	40	—	40	21,557	—	21,557
Secured by 1-4 family residential
First deed of trust	293	—	293	95,638	160	95,478
Second deed of trust	99	—	99	11,337	105	11,232
	432	—	432	128,532	265	128,267
Commercial and industrial loans
(except those secured by real estate)	640	—	640	86,203	26	86,177
Student loans	57	—	57	17,923	—	17,923
Consumer and other	57	—	57	4,265	—	4,265

	$3,423	$—	$3,423	$575,008	$291	$574,717

Note 6 – Deposits

Deposits as of June 30, 2024 and December 31, 2023 were as follows (dollars in thousands):

	June 30, 2024		December 31, 2023
	Amount	%	Amount	%

Demand accounts	$236,063	37.5%	$247,624	40.9%
Interest checking accounts	73,305	11.7%	76,289	12.6%
Money market accounts	217,147	34.5%	195,249	32.3%
Savings accounts	33,892	5.4%	39,633	6.5%
Time deposits of $250,000 and over	32,124	5.1%	9,145	1.5%
Other time deposits	36,381	5.8%	37,405	6.2%

Total	$628,912	100.0%	$605,345	100.0%

Note 7 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $1,936,000 in FHLB stock at June 30, 2024 and $2,644,000 at December 31, 2023, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of commercial and 1-4 family residential loans and investment securities. The Company had FHLB advances of $30,000,000 at June 30, 2024 and $45,000,000 at December 31, 2023.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no borrowings against the lines at June 30, 2024 or December 31, 2023.

The Company’s unused lines of credit for future borrowings total approximately $37.5 million at June 30, 2024, which consists of $14.7 million available from the FHLB based on current pledged assets, $20 million on revolving bank line of credit, and $2.8 million under secured federal funds agreements with third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank of Richmond or the FHLB above the current lendable collateral value.

Note 8 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a floating rate of interest indexed to the London InterBank Offered Rate (“LIBOR”) (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. As a result of the discontinuation of the 3-month LIBOR on June 30, 2023, the Company replaced the 3-month LIBOR leg of the calculated floating rate with the three-month term Secured Overnight Funding Rate (“SOFR”) plus the applicable tenor spread adjustment for 3-month LIBOR of 0.26161 percent as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System. The interest rate at June 30, 2024 was 7.73%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at June 30, 2024 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly.  As a result of the discontinuation of the 3-month LIBOR on June 30, 2023, the Company replaced the 3-month LIBOR leg of the calculated floating rate with the three-month term SOFR plus the applicable tenor spread adjustment for 3-month LIBOR of 0.26161 percent as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System. The interest rate at June 30, 2024 was 6.98%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at June 30, 2024 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 9 – Subordinated Debt

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrued interest at a fixed rate of 6.50% for the first five years until March 21, 2023. The subordinated notes have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 3.73%) which adjusts and is also payable quarterly. As a result of the discontinuation of the 3-month LIBOR on June 30, 2023, the Company is replaced the 3-month LIBOR leg of the calculated floating rate with the three-month term SOFR plus the applicable tenor spread adjustment for 3-month LIBOR of 0.26161 percent as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System. The interest rate at June 30, 2024 was 9.31%. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. The carrying value of the notes totaled $5,700,000 at June 30, 2024 and December 31, 2023, respectively.

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

The following table summarizes option activity under the Company's stock incentive plans during the indicated periods:

	Six Months Ended June 30,
	2024				2023
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	—	$—	$—		14	$25.28	$9.76
Granted	—	—	—		—	—	—
Forfeited	—	—	—		—	—	—
Exercised	—	—	$—		—	—	—
Options outstanding, end of period	—	$—	$—	$—	14	$25.28	$9.76	$—
Options exercisable, end of period	—				14

During the six months ended June 30, 2023, we granted certain officers time-based restricted shares of common stock. The time-based restricted shares vest ratably over a three year period provided the officer is employed with the Company on the applicable vesting date.

The total number of shares underlying non-vested restricted stock was 25,859 and 25,752 at June 30, 2024 and 2023, respectively.  The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to non-vested share-based compensation arrangements granted under the stock incentive plan as of June 30, 2024 and 2023 was $642,200 and $885,700, respectively. The time-based unrecognized compensation of $464,000 is expected to be recognized over a weighted average period of 1.84 years. For the period ended June 30, 2024, there were no forfeitures of restricted stock.

A summary of changes in the Company’s non-vested restricted stock and restricted stock unit awards for the six months ended June 30, 2024 follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair-Value	Value

December 31, 2023	31,077	$45.93	$1,384,791
Granted	—	—	—
Vested	(4,431)	51.89	(197,445)
Forfeited	—	—	—
Other (1)	(787)	58.95	(35,069)
June 30, 2024	25,859	$44.51	$1,152,277
(1)	Represents the incremental decrease in shares that vested based on the restricted stock units vesting at a lower value as opposed to the targeted value of the award.

Stock-based compensation expense was approximately $214,000 and $268,000 for the six months ended June 30, 2024 and 2023, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (in thousands):

	Fair Value Measurement
	at June 30, 2024 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government Agencies	$640	$—	$640	$—
Mortgage-backed securities	70,206	—	70,206	—
Municipals	1,670	—	1,670	—
Subordinated debt	10,608	—	10,108	500
Loans held for sale	8,236	—	8,236	—
IRLC	237	—	237	—
Forward sales commitment	22	—	22	—

	Fair Value Measurement
	at December 31, 2023 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government Agencies	$20,615	$—	$20,615	$—
Mortgage-backed securities	72,537	—	72,537	—
Municipals	1,656	—	1,656	—
Subordinated debt	10,777	—	10,277	500
Loans held for sale	4,983	—	4,983	—
IRLC	271	—	271	—

Financial Liabilities - Recurring
Forward sales commitment	506	—	506	—

There were no Level 3 fair value measurements for financial instruments measured on a non-recurring basis at fair value at June 30, 2024 and December 31, 2023.

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

		June 30,		December 31,
		2024		2023
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial assets
Cash	Level 1	$17,154	$17,154	$10,383	$10,383
Cash equivalents	Level 2	1,337	1,337	7,331	7,331
Investment securities available for sale	Level 2	82,624	82,624	105,085	105,085
Investment securities available for sale	Level 3	500	500	500	500
Restricted stock	Level 2	2,277	2,277	2,985	2,985
Loans held for sale	Level 2	8,236	8,236	4,983	4,983
Loans	Level 3	605,408	582,559	575,008	547,935
Bank owned life insurance	Level 2	13,291	13,291	13,120	13,120
Accrued interest receivable	Level 2	3,857	3,857	3,827	3,827
Interest rate lock commitments	Level 2	237	237	271	271
Forward sales commitment	Level 2	22	22	—	—

Financial liabilities
Deposits	Level 2	628,912	628,932	605,345	605,226
FHLB borrowings	Level 2	30,000	29,854	45,000	44,999
Trust preferred securities	Level 2	8,764	8,920	8,764	8,848
Other borrowings	Level 2	5,700	5,700	5,700	5,700
Accrued interest payable	Level 2	489	489	210	210
Forward sales commitment	Level 2	—	—	506	506

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

The following table presents segment information as of and for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended June 30, 2024

Revenues
Interest income	$9,734	$135	$—	$9,869
Mortgage banking income, net	—	600	(48)	552
Other revenues	880	—	(41)	839
Total revenues	10,614	735	(89)	11,260

Expenses
Provision for credit losses	—	—	—	—
Interest expense	3,259	—	—	3,259
Salaries and benefits	2,791	694	—	3,485
Other expenses	2,309	234	(89)	2,454
Total operating expenses	8,359	928	(89)	9,198

Income (loss) before income taxes	2,255	(193)	—	2,062
Income tax expense (benefit)	449	(40)	—	409
Net income	$1,806	$(153)	$—	$1,653

Capital expenditures by segment	$63	$—	$—	$63

Total assets	$755,588	$16,659	$(24,521)	$747,726

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended June 30, 2023

Revenues
Interest income	$7,998	$101	$—	$8,099
Mortgage banking income, net	—	610	(224)	386
Other revenues	878	—	(43)	835
Total revenues	8,876	711	(267)	9,320

Expenses
Provision for credit losses	—	—	—	—
Interest expense	1,975	—	—	1,975
Salaries and benefits	2,694	721	—	3,415
Other expenses	2,391	293	(267)	2,417
Total operating expenses	7,060	1,014	(267)	7,807

Income (loss) before income taxes	1,816	(303)	—	1,513
Income tax expense (benefit)	338	(64)	—	274
Net income (loss)	$1,478	$(239)	$—	$1,239

Capital expenditures by segment	$—	$—	$—	$—

Total assets	$764,034	$17,856	$(27,235)	$754,655

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Six Months Ended June 30, 2024

Revenues
Interest income	$18,977	$227	$—	$19,204
Mortgage banking income, net	—	1,509	(107)	1,402
Other revenues	1,675	—	(83)	1,592
Total revenues	20,652	1,736	(190)	22,198

Expenses
Provision for credit losses	150	—	—	150
Interest expense	6,198	—	—	6,198
Salaries and benefits	5,576	1,373	—	6,949
Loss on sale of investment securities, net	—	—	—	—
Other expenses	4,339	469	(190)	4,618
Total operating expenses	16,263	1,842	(190)	17,915

Income (loss) before income taxes	4,389	(106)	—	4,283
Income tax expense (benefit)	880	(22)	—	858
Net income (loss)	$3,509	$(84)	$—	$3,425

Capital expenditures by segment	$239	$—	$—	$239

Total assets	$755,588	$16,659	$(24,521)	$747,726

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Six Months Ended June 30, 2023

Revenues
Interest income	$15,541	$141	$—	$15,682
Mortgage banking income, net	—	1,148	(284)	864
Other revenues	1,700	—	(86)	1,614
Total revenues	17,241	1,289	(370)	18,160

Expenses
Provision for credit losses	—	—	—	—
Interest expense	3,193	—	—	3,193
Salaries and benefits	5,436	1,427	—	6,863
Other expenses	4,529	567	(370)	4,726
Total operating expenses	13,158	1,994	(370)	14,782

Income (loss) before income taxes	4,083	(705)	—	3,378
Income tax expense (benefit)	747	(148)	—	599
Net income (loss)	$3,336	$(557)	$—	$2,779

Capital expenditures by segment	$198	$—	$—	$198

Total assets	$764,034	$17,856	$(27,235)	$754,655

Note 13 – Shareholders’ Equity and Regulatory Matters

Accumulated Other Comprehensive Loss

The following table presents the change in accumulated other comprehensive loss for the six months ended June 30, 2024 and year ended December 31, 2023 and is summarized as follows, net of tax (dollars in thousands):

	Unrealized	Defined
	Losses on AFS	Benefit
	Securities	Plan	Total

Accumulated other comprehensive loss December 31, 2023	$(5,604)	$(9)	$(5,613)
Other comprehensive loss
Other comprehensive loss before reclassification	(515)	-	(515)
Net current period other comprehensive loss	(515)	-	(515)
Accumulated other comprehensive loss June 30, 2024	$(6,119)	$(9)	$(6,128)

	Unrealized	Defined
	Losses on AFS	Benefit
	Securities	Plan	Total

Accumulated other comprehensive loss December 31, 2022	$(10,863)	$(18)	$(10,881)
Other comprehensive income
Other comprehensive income before reclassification	1,320	9	1,329
Amounts reclassified from AOCI into earnings	3,939	-	3,939
Net current period other comprehensive income	5,259	9	5,268
Accumulated other comprehensive loss December 31, 2023	$(5,604)	$(9)	$(5,613)

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

The Basel III Capital Rules require banks to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).  The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of June 30, 2024, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950.  To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%.  As of June 30, 2024, the Bank exceeded the minimum ratios to be classified as well capitalized.

The capital amounts and ratios at June 30, 2024 and December 31, 2023 for the Bank are presented in the table below (dollars in thousands):

			Minimum Capital
			Requirements
	Actual		Including Conservation Buffer (1)		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2024
Total capital (to risk- weighted assets) Village Bank	$89,883	14.06%	$67,114	10.50%	$63,918	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	85,882	13.44%	54,330	8.50%	51,134	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	85,882	11.33%	30,326	4.00%	37,907	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	85,882	13.44%	44,743	7.00%	41,547	6.50%

December 31, 2023
Total capital (to risk- weighted assets) Village Bank	$86,493	14.49%	$62,679	10.50%	$59,695	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	82,764	13.86%	50,740	8.50%	47,756	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	82,764	11.14%	29,706	4.00%	37,133	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	82,764	13.86%	41,786	7.00%	38,801	6.50%

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

At June 30, 2024 and December 31, 2023, the Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	June 30,	December 31,
	2024	2023

Undisbursed credit lines	$139,450	$127,918
Commitments to extend or originate credit	11,280	7,463
Standby letters of credit	1,210	1,202

Total commitments to extend credit	$151,940	$136,583

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

Note 15 – Mortgage Banking and Derivatives

Loans held for sale. The Company, through the Bank’s mortgage banking subsidiary, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. The Company’s portfolio of loans held for sale (“LHFS”) is accounted for in accordance with ASC 820 - Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business and totaled $8.2 million as of June 30, 2024, of which $8.1 million is related to unpaid principal, and totaled $5.0 million as of December 31, 2023, of which $4.8 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments. The Company, through the Bank’s mortgage banking subsidiary, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation.  The Company determines the fair value of IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at June 30, 2024, and totaled $237,000, with a notional amount of $11.3 million and total positions of 33, and was reported in “Other Assets” at December 31, 2023, and totaled $271,000 with a notional amount of $7.5 million and total positions of 27. Changes in fair value are recorded as a component of mortgage banking income, net in the Consolidated Income Statement for the periods ended June 30, 2024 and 2023. The Company’s IRLCs are classified as Level 2. At June 30, 2024 and December 31, 2023, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b).  The fair value of forward sales commitments is reported in “Other Assets” in the Consolidated Balance Sheet at June 30, 2024, and totaled $22,000 with a notional amount of $19.4 million and total positions of 59 and was reported in “Other Liabilities” at December 31, 2023, and totaled $506,000, with a notional amount of $12.3 million and total positions of 47.

Note 16 - Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark (“CODM”), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

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

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at June 30, 2024 and December 31, 2023 and the results of operations for the Company for the three and six months ended June 30, 2024 and 2023. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended June 30, 2024, the Company had a net income of $1.65 million, or $1.11 per fully diluted share, compared to net income of $1.24 million, or $0.83 per fully diluted share, for the same period in 2023.  For the six months ended June 30, 2024, the Company had net income of $3.43 million, or $2.29 per fully diluted share, compared to net income of $2.78 million, or $1.87 per fully diluted share, for the same period in 2023.

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

As of June 30, 2024, the allowance for credit losses was $4.0 million and included an allowance for credit losses on loans of $3.68 million and a reserve for unfunded commitments of $320,000.

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

	For the Three Months Ended June 30,
	2024	2023	Change

	(dollars in thousands)
Average interest-earning assets	$708,777	$697,114	$11,663
Interest income	$9,869	$8,099	$1,770
Yield on interest-earning assets	5.60%	4.66%	0.94%
Average interest-bearing liabilities	$444,881	$426,333	$18,548
Interest expense	$3,259	$1,975	$1,284
Cost of interest-bearing liabilities	2.95%	1.86%	1.09%
Net interest income	$6,610	$6,124	$486
Net interest margin	3.75%	3.52%	0.23%

The following are variances of note for the three months ended June 30, 2024 compared to the three months ended June 30, 2023:

●NIM expanded by 23 basis points to 3.75% for the three months ended June 30, 2024 compared to 3.52% for the three months ended June 30, 2023. The expansion was driven by the following:
o	The yield on our earning assets increased by 94 basis point to 5.60% for the three months ended June 30, 2024 compared to 4.66% for the three months ended June 30, 2023. The increase in our yield on earning assets continues to be a result of improvement in our earning asset mix as well as the impact of the rise in interest rates during 2023 and 2024. We expect to see continued improvement in the yield on earning assets because of higher yielding loan growth combined with the amortization of lower yielding assets.

o	The increased yield on earnings assets was partially offset by the cost of interest-bearing liabilities increasing by 109 basis points to 2.95% for the three months ended June 30, 2024 compared to 1.86% for the three months ended June 30, 2023. The increase in our cost of interest bearing liabilities has been driven by an increase in the rate paid on variable rate debt and market pressures on deposit rates. The rate paid on money market deposit accounts increased 137 basis points to 3.16% for the three months ended June 30, 2024 compared to 1.79% for the three months ended June 30, 2023, and the rate paid on time deposits increased 199 basis points to 3.55% for the three months ended June 30, 2024 compared to 1.56% for the three months ended June 30, 2023. The increase in the rate on time deposits was impacted heavily by the addition of $20.0 million in brokered time deposits at a weighted average rate of 4.89% during the three months ended March 31, 2024. While we expect there will be continued pressure on our funding base, we are seeing the velocity of those increases slowing down as of June 30, 2024.

o	While the rate paid on interest bearing liabilities increased by 109 basis points for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, overall cost of funds increased by 76 basis points, 1.93% for the three months ended June 30, 2024 compared to 1.17% for the three months ended June 30, 2023. The lower increase in cost of funds was driven by our strong non-interest bearing deposits level, which remains near 37% of our deposit base.

	For the Six Months Ended June 30,
	2024	2023	Change

	(dollars in thousands)
Average interest-earning assets	$700,430	$689,068	$11,362
Interest income	$19,204	$15,682	$3,522
Yield on interest-earning assets	5.51%	4.59%	0.92%
Average interest-bearing liabilities	$437,151	$416,218	$20,933
Interest expense	$6,198	$3,193	$3,005
Cost of interest-bearing liabilities	2.85%	1.55%	1.30%
Net interest income	$13,006	$12,489	$517
Net interest margin	3.73%	3.66%	0.07%

The following are variances of note for the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

●	NIM expanded by 7 basis points to 3.73% for the six months ended June 30, 2024 compared to 3.66% for the six months ended June 30, 2023. The expansion was driven by the following:

o	The yield on our earning assets increased by 92 basis points, 5.51% as of the six months ended June 30, 2024 compared to 4.59% as of the six months ended June 30, 2023. The increase in our yield on earning assets continues to be a result of improvement in our earning asset mix as well as the impact of the rise in interest rates during 2023 and 2024. We expect to see continued improvement in the yield on earning assets because of higher yielding loan growth combined with the amortization of lower yielding assets.

o	The increased yield on earning assets was partially offset by the cost of interest-bearing liabilities increasing by 130 basis points to 2.85% for the six months ended June 30, 2024 compared to 1.55% for the six months ended June 30, 2023. The increase in our cost of funds was driven by an increase in the rate paid on variable rate debt and market pressures on deposit rates. The rate paid on money market deposit accounts increased 163 basis points to 3.05% for the six months ended June 30, 2024 compared to 1.42% for the six months ended June 30, 2023, and the rate paid on time deposits increased 218 basis points to 3.39% for the six months ended June 30, 2024 compared to 1.21% for the six months ended June 30, 2023. The increase in the rate on time deposits was impacted heavily by the addition of $20.0 million in brokered time deposits at a weighted average rate of 4.89% during the three months ended March 31, 2024. While we expect there will be continued pressure on our funding base, we are seeing the velocity of those increases slowing down as of June 30, 2024.

o	While the rate paid on interest bearing liabilities increased by 130 basis points for the six months ended June 30, 2024, overall cost of funds increased by 89 basis points, 1.86% for the six months ended June 30, 2024 vs. 0.97% for the six months ended June 30, 2023. The lower increase in cost of funds was driven by our strong non-interest bearing deposits level, which remained near 37% of our deposit base.

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

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
		Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$96,099	$1,590	6.65%	$91,462	$1,369	6.00%
Real estate - residential	129,858	2,003	6.20%	101,222	1,448	5.74%
Real estate - commercial	308,325	3,939	5.14%	282,440	3,381	4.80%
Real estate - construction	47,541	700	5.92%	48,153	528	4.40%
Student loans	15,042	256	6.85%	20,149	360	7.17%
Consumer	4,450	89	8.04%	4,317	80	7.43%
Loans net of deferred fees	601,315	8,577	5.74%	547,743	7,166	5.25%
Loans held for sale	8,146	135	6.67%	7,072	100	5.67%
Investment securities	82,389	905	4.42%	134,770	719	2.14%
Federal funds and other	16,927	252	5.99%	7,529	114	6.07%
Total interest earning assets	708,777	9,869	5.60%	697,114	8,099	4.66%
Allowance for credit losses	(3,657)			(3,276)
Cash and due from banks	10,642			11,908
Premises and equipment, net	11,736			11,851
Other assets	23,774			23,410
Total assets	$751,272			$741,007

Interest bearing deposits
Interest checking	$72,718	$130	0.72%	$79,881	$102	0.51%
Money market	213,199	1,674	3.16%	192,170	860	1.79%
Savings	31,047	12	0.16%	43,675	17	0.16%
Certificates	72,034	636	3.55%	53,075	207	1.56%
Total deposits	388,998	2,452	2.54%	368,801	1,186	0.13%
Borrowings
Long-term debt - trust
preferred securities	8,764	163	7.48%	8,764	146	6.68%
FHLB advances	41,154	507	4.95%	42,802	512	4.80%
Subordinated debt, net	5,700	135	9.53%	5,700	128	9.01%
Other borrowings	265	2	3.04%	266	3	4.52%
Total interest bearing liabilities	444,881	3,259	2.95%	426,333	1,975	1.86%
Noninterest bearing deposits	233,813			252,647
Other liabilities	3,511			3,415
Total liabilities	682,205			676,489
Equity capital	69,067			64,518
Total liabilities and capital	$751,272			$741,007

Net interest income before provision for credit losses		$6,610			$6,124
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			2.65%			2.80%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.75%			3.52%

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
		Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$93,150	$3,123	6.74%	$89,419	$2,588	5.84%
Real estate - residential	129,611	4,034	6.26%	97,892	2,744	5.65%
Real estate - commercial	301,229	7,423	4.96%	282,439	6,561	4.68%
Real estate - construction	47,306	1,376	5.85%	48,109	1,151	4.82%
Student loans	15,960	532	6.70%	20,315	699	6.94%
Consumer	4,382	197	9.04%	4,150	146	7.09%
Loans net of deferred fees	591,638	16,685	5.67%	542,324	13,889	5.16%
Loans held for sale	6,914	227	6.60%	4,517	140	6.25%
Investment securities	86,565	1,837	4.27%	134,890	1,446	2.16%
Federal funds and other	15,313	455	5.98%	7,337	207	5.69%
Total interest earning assets	700,430	19,204	5.51%	689,068	15,682	4.59%
Allowance for credit losses	(3,544)			(3,264)
Cash and due from banks	11,024			11,588
Premises and equipment, net	11,760			11,815
Other assets	24,109			23,578
Total assets	$743,779			$732,785

Interest bearing deposits
Interest checking	$72,736	$247	0.68%	$82,059	$164	0.40%
Money market	205,482	3,112	3.05%	186,129	1,307	1.42%
Savings	32,808	27	0.17%	46,558	36	0.16%
Certificates	68,831	1,162	3.39%	50,544	303	1.21%
Total deposits	379,857	4,548	2.41%	365,290	1,810	1.00%
Borrowings
Long-term debt - trust
preferred securities	8,789	324	7.41%	8,764	286	6.58%
FHLB advances	42,511	1,052	4.98%	36,188	859	4.79%
Subordinated debt, net	5,700	269	9.49%	5,697	232	8.21%
Other borrowings	294	5	3.42%	279	6	4.34%
Total interest bearing liabilities	437,151	6,198	2.85%	416,218	3,193	1.55%
Noninterest bearing deposits	234,054			276,742
Other liabilities	4,089			3,484
Total liabilities	675,294			696,444
Equity capital	68,485			61,336
Total liabilities and capital	$743,779			$757,780

Net interest income before provision for credit losses		$13,006			$12,489
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			2.66%			3.04%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.73%			3.66%

Provision for Credit losses

On January 1, 2023, the Commercial Banking Segment adopted the CECL methodology for estimating credit losses, which resulted in an increase of $150,000 in the allowance for credit losses on January 1, 2023. The allowance for credit losses included an allowance for credit losses on loans of $3.24 million and a reserve for unfunded commitments of $277,000.

As of June 30, 2024, the allowance for credit losses was $4.0 million and included an allowance for credit losses on loans of $3.68 million and a reserve for unfunded commitments of $320,000.

The Company did not record a provision for credit losses for the three months ended June 30, 2024. The lack of a provision for credit losses was driven primarily by the recognition of a net-recovery of previously charged-off loans of $107,000 during the period and was supported by stable local economic conditions and credit quality remaining strong during the period.

The Company did not record a provision for credit losses for unfunded commitments for the three months ended June 30, 2024, which was driven by a stable balance in the total commitments outstanding at June 30, 2024.

The Company recorded a provision for credit losses for loans of $136,700 for the six months ended June 30, 2024, which was the result of loan growth as all credit metrics remained strong compared to year-end 2023. Non-performing loans as a percentage of loans were consistent, 0.06% at June 30, 2024 compared to 0.05% at December 31, 2023.

The Company recorded a provision for credit losses for unfunded commitments of $13,300 for the six months ended June 30, 2024, which was driven by an increase in the total commitments outstanding at June 30, 2024.

The allowance for credit losses on loans to total loans ratio at the Company is 0.61% as of June 30, 2024 compared to the peer average of 1.11%, management considers this level of allowance, when compared to peers, sufficient and appropriate based on the current asset quality metrics of the Company compared to peers and the overall assessment of the Company’s loan portfolio. While higher inflation and the speed at which interest rates have been rising remain a risk to credit quality, we believe our current level of allowance for credit losses is sufficient.

For more financial data and other information about the allowance for credit losses refer to section, “Balance Sheet Analysis” under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 5 “Loans and allowance for credit losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Noninterest income

Noninterest income includes service charges and fees on deposit accounts, fee income related to loan origination, and mortgage banking income, net. The most significant noninterest income item has historically been mortgage banking income, net, representing 40% and 31%, for the three month periods ended June 30, 2024 and 2023, respectively.  Service charges and fees represent 47% and 58%, of noninterest income for the three month periods ended June 30, 2024 and 2023, respectively.

	For the Three Months Ended
	June 30,		Change
	2024	2023	$	%

	(dollars in thousands)
Service charges and fees	$655	$711	$(56)	(7.9)%
Mortgage banking income, net	552	386	166	43.0%
Other	184	124	60	48.4%
Total noninterest income	$1,391	$1,221	$170	13.9%

The increase in noninterest income of $170,000 for the three months ended June 30, 2024, was the result of the following:

●	Mortgage banking income, net increased $166,000 as a result of efforts to expand revenue opportunities, control expenses, and improve gross margins on loans sold.

	For the Six Months Ended
	June 30,		Change
	2024	2023	$	%

	(dollars in thousands)
Service charges and fees	$1,296	$1,380	$(84)	(6.1)%
Mortgage banking income, net	1,402	864	538	62.3%
Other	296	234	62	26.5%
Total noninterest income	$2,994	$2,478	$516	20.8%

The decrease in noninterest income of $516,000 for the six months ended June 30, 2024, was the result of the following:

●	The $84,000 decrease in service charges and fees was driven by lower interchange fees and non-sufficient funds fees during the period.
●	The $538,000 increase in mortgage banking income net during the six months ended June 30, 2024 was impacted by the following:
o	Result of efforts to expand revenue opportunities and improve gross margins on loans sold, and
o	The fair value of forward sales commitments associated with the Mortgage Banking Segment’s loans held for sale and interest rate lock commitments was adjusted to properly reflect the timing of income recognition in the life cycle of the interest rate lock commitments and loans held for sale, which resulted in a $233,900 increase to net income for the period. This increase was a one-time adjustment and is not expected to be recurring. Mortgage revenue is expected to normalize going forward.

Noninterest expense

	For the Three Months Ended
	June 30,		Change
	2024	2023	$	%

	(dollars in thousands)
Salaries and benefits	$3,485	$3,415	$70	2.0%
Occupancy	310	307	3	1.0%
Equipment	302	280	22	7.9%
Supplies	49	35	14	40.0%
Data processing	482	492	(10)	(2.0)%
Professional and outside services	411	346	65	18.8%
Advertising and marketing	95	140	(45)	(32.1)%
FDIC insurance premium	82	84	(2)	(2.4)%
Other operating expense	723	733	(10)	(1.4)%
Total noninterest expense	$5,939	$5,832	$107	1.8%

The increase in noninterest expense of $107,000 for the three months ended June 30, 2024, was the result of the following:

●	Salaries and benefits were up $70,000 primarily as a result of annual merit increases.
●	Professional and outside services expense increased by $65,000 as a result of increased costs associated with the implementation of new licensed software products, consultant fees, and increased fees associated with debit and credit card usage, which were implemented in the latter half of 2023.
●	Advertising and marketing expenses decreased by $45,000 as a result of timing of campaigns and cost control.

	For the Six Months Ended
	June 30,		Change
	2024	2023	$	%

	(dollars in thousands)
Salaries and benefits	$6,949	$6,863	$86	1.3%
Occupancy	642	618	24	3.9%
Equipment	580	565	15	2.7%
Supplies	99	84	15	17.9%
Data processing	921	931	(10)	(1.1)%
Professional and outside services	829	720	109	15.1%
Advertising and marketing	178	251	(73)	(29.1)%
FDIC insurance premium	174	134	40	29.9%
Other operating expense	1,195	1,423	(228)	(16.0)%
Total noninterest expense	$11,567	$11,589	$(22)	(0.2)%

The decrease in noninterest expense of $22,000 for the six months ended June 30, 2024, was the result of the following

●	Salaries and benefits were up $86,000 primarily as a result of annual merit increases.
●	Professional and outside services expense increased by $109,000 as a result of increased costs associated with the implementation of new licensed software products, consultant fees, and increased fees associated with debit and credit card usage, which were implemented in the latter half of 2023.
●	Advertising and marketing expenses decreased by $73,000 as a result of timing of campaigns and cost control.
●	FDIC insurance premium increased by $40,000 as a result of an increase in the assessment rate implemented by the FDIC.
●	Other operating expenses decreased by $228,000 primarily as a result of an decrease in check and card fraud during the six months ended June 30, 2024.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent differences and available tax credits. Income tax expense for the three and six months ended June 30, 2024, was $409,000 and $858,000, resulting in an effective tax rate of 19.8% and 20% respectively compared to $274,000 and $599,000 or 18.1% and 17.7%, respectively for the same periods in 2023. The increase in the effective tax rate was primarily related to a decrease in the tax credit received related to state taxes attributed to the Company and the Mortgage Banking Segment as well as the impact of permanent difference related to the cash surrender value on bank owned life insurance. The Bank is not subject to Virginia income taxes, and instead is subject to a franchise tax based on bank capital.

Balance Sheet Analysis

Investment securities

At June 30, 2024 and December 31, 2023, all of our investment securities were classified as available for sale.

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

As of June 30, 2024 approximately 81.0% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. Approximately 2.3% of the loan portfolio consists of rehabilitated student loans purchased by the Bank from 2014 to 2017 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 16.1% of all loans.  Loans in this category are typically made to individuals and small and medium-sized businesses, and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property.  The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.  The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

Loans classified by type as of June 30, 2024 and December 31, 2023 are as follows (dollars in thousands):

	June 30, 2024		December 31, 2023
	Amount	%	Amount	%
Construction and land development
Residential	$13,080	2.16%	$10,471	1.82%
Commercial	36,067	5.96%	37,024	6.44%
	49,147	8.12%	47,495	8.26%
Commercial real estate
Owner occupied	128,783	21.28%	122,666	21.33%
Non-owner occupied	162,621	26.86%	154,855	26.93%
Multifamily	18,293	3.02%	12,743	2.22%
Farmland	315	0.05%	326	0.06%
	310,012	51.21%	290,590	50.54%
Consumer real estate
Home equity lines	22,281	3.68%	21,557	3.75%
Secured by 1-4 family residential,
First deed of trust	95,196	15.72%	95,638	16.63%
Second deed of trust	12,808	2.12%	11,337	1.97%
	130,285	21.52%	128,532	22.35%
Commercial and industrial loans
(except those secured by real estate)	97,363	16.08%	86,203	14.99%
Guaranteed student loans	14,156	2.34%	17,923	3.12%
Consumer and other	4,445	0.73%	4,265	0.74%

Total loans	605,408	100.00%	575,008	100.00%
Deferred fees and costs, net	678		803
Less: allowance for credit losses	(3,681)		(3,423)
	$602,405		$572,388

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

As of June 30, 2024, the allowance for credit losses was $4.00 million and included an allowance for credit losses on loans of $3.68 million and a reserve for unfunded commitments of $320,000.

We monitor and maintain an allowance for credit losses to absorb an estimate of expected losses inherent in the loan portfolio. The following table presents the credit loss experience on loans for the dates indicated (dollars in thousands).

		Provision for
		(Recovery of)					Ratio of Net
	Beginning	Credit Losses			Ending	Average	(Charge-offs) to
	Balance	on Loans	Charge-offs	Recoveries	Balance	Loans	Average Loans
Six Months Ended June 30, 2024
Construction and land development
Residential	$86	$(2)	$—	$—	$84	$10,736	—%
Commercial	228	(22)	—	—	206	36,570	—%
	314	(24)	—	—	290	47,306	—%
Commercial real estate
Owner occupied	409	52	—	—	461	123,183	—%
Non-owner occupied	1,467	2	—	—	1,469	161,756	—%
Multifamily	44	40	—	—	84	16,135	—%
Farmland	3	(2)	—	—	1	155	—%
	1,923	92	—	—	2,015	301,229	—%
Consumer real estate
Home equity lines	40	(18)	—	10	32	22,088	0.05%
Secured by 1-4 family residential
First deed of trust	293	(3)	—	2	292	95,482	—%
Second deed of trust	99	(109)	—	113	103	12,041	0.94%
	432	(130)	—	125	427	129,611	0.10%
Commercial and industrial loans
(except those secured by real estate)	640	79	—	7	726	93,150	0.01%
Student loans	57	(1)	(11)	—	45	15,960	(0.07)%
Consumer and other	36	(2)	—	—	34	4,382	—%
Unallocated	21	123	—	—	144	—	—%

	$3,423	$137	$(11)	$132	$3,681	$591,638	0.02%

			Provision for
		Impact of	(Recovery of)					Ratio of Net
	Beginning	adopting	Credit Losses			Ending	Average	(Charge-offs) to
	Balance	ASC 326	on Loans	Charge-offs	Recoveries	Balance	Loans	Average Loans
Year Ended December 31, 2023
Construction and land development
Residential	$79	$3	$4	$—	$—	$86	$8,153	—%
Commercial	192	34	2	—	—	228	41,328	—%
	271	37	6	—	—	314	49,481	—%
Commercial real estate
Owner occupied	867	(475)	17	—	—	409	119,678	—%
Non-owner occupied	1,289	192	(14)	—	—	1,467	153,506	—%
Multifamily	33	7	4	—	—	44	12,385	—%
Farmland	—	—	3	—	—	3	183	—%
	2,189	(276)	10	—	—	1,923	285,752	—%
Consumer real estate
Home equity lines	11	24	5	—	—	40	18,459	—%
Secured by 1-4 family residential
First deed of trust	131	76	83	—	3	293	79,584	0.00%
Second deed of trust	43	25	15	—	16	99	9,550	0.17%
	185	125	103	—	19	432	107,593	0.02%
Commercial and industrial loans
(except those secured by real estate)	576	1	(110)	—	173	640	86,065	0.20%
Student loans	52	—	35	(30)	—	57	19,716	(0.15)%
Consumer and other	37	(5)	7	(3)	—	36	4,270	(0.07)%
Unallocated	60	(9)	(30)	—	—	21	—	—%

	$3,370	$(127)	$21	$(33)	$192	$3,423	$552,877	0.03%

For more financial data and other information about loans refer to Note 5 “Loans and allowance for credit losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2024	2023
Nonaccrual loans	$387	$291
Foreclosed properties	—	—
Total nonperforming assets	$387	$291

Restructured loans (not included in nonaccrual loans above)	$—	$—

Loans past due 90 days and still accruing (1)	$1,050	$2,228

Nonaccrual loans to total loans (2)	0.06%	0.05%

Nonperforming assets to loans (2)	0.06%	0.05%

Nonperforming assets to total assets	0.05%	0.04%

Allowance for credit losses on loans to
Loans, net of deferred fees and costs	0.61%	0.59%
Loans, net of deferred fees and costs (excluding guaranteed loans)	0.62%	0.61%
Nonaccrual loans	951.16%	1,176.29%

(1) All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.

(2) Loans are net of unearned income and deferred cost.

Nonperforming assets totaled $387,000 at June 30, 2024 compared to $291,000 at December 31, 2023.  Nonperforming assets, consisting solely of nonaccrual loans, totaled $387,000 at June 30, 2024, compared to $291,000 at December 31, 2023.

The following table presents an analysis of the changes in nonperforming assets for the six months ended June 30, 2024 (in thousands):

	Nonaccrual
	Loans	OREO	Total
Balance December 31, 2023	$291	$—	$291
Additions	115	—	115
Loans placed back on accrual	—	—	—
Repayments	(19)	—	(19)
Charge-offs	—	—	—
Balance June 30, 2024	$387	$—	$387

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

There was $125,000 in loans with an individual allowance of $17,000 that were collateral dependent associated with the total nonaccrual loans of $387,000 at June 30, 2024. There were no individual allowances associated with the total nonaccrual loans of $291,000 at December 31, 2023, that were considered individually evaluated.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $86,000 and $79,000 for the six months ended June 30, 2024 and 2023, respectively. Student loans totaling $1,050,000 and $2,228,000 at June 30, 2024 and December 31, 2023, respectively, were past due 90 days or more and interest was still being accrued as principal and interest on such loans have a 98% guarantee by the DOE.  The 2% not covered by the DOE guarantee is provided for in the allowance for credit losses.

Deposits

Deposits as of June 30, 2024 and December 31, 2023 were as follows (dollars in thousands):

	June 30, 2024		December 31, 2023
	Amount	%	Amount	%
Demand accounts	$236,063	37.5%	$247,624	40.9%
Interest checking accounts	73,305	11.7%	76,289	12.6%
Money market accounts	217,147	34.5%	195,249	32.3%
Savings accounts	33,892	5.4%	39,633	6.5%
Time deposits of $250,000 and over	32,124	5.1%	9,145	1.5%
Other time deposits	36,381	5.8%	37,405	6.2%
Total	$628,912	100.0%	$605,345	100.0%

Total deposits increased by $23,567,000, or 3.89%, from December 31, 2023. Variances of note are as follows:

●Noninterest bearing demand account balances decreased $11,561,000, or 4.67%, from December 31, 2023 and represented 37.5% of total deposits compared to 40.9% as of December 31, 2023. The decrease in noninterest bearing demand deposits was driven by a combination of consumers and businesses drawing down balances due to higher costs associated with continued pressure from inflation, as well as some movement into higher yielding accounts.
●Low cost relationship deposits (i.e. interest checking, money market, and savings) balances increased 13,173,000, or 4.23%, from December 31, 2023. The increase in low-cost relationship deposits from the prior periods was the result of seasonal relationship growth as well as some deposits moving from non-interest bearing to interest bearing.
●Time deposits increased by $21,955,000, or 47.17%, from December 31, 2023. The increase was the result of the Commercial Bank Segment issuing $20.0 million in brokered time deposits, at a weighted average rate of 4.89%, during the six months ended June 30, 2024 to supplement the noninterest-bearing reduction.

The following table presents the average deposits balance and average rate paid for the dates indicated (dollars in thousands).

	Average Balance		Average Cost Rate

	June 30,	December 31,	June 30,	December 31,
	2024	2023	2024	2023
Noninterest bearing deposits	$234,054	$249,711
Interest checking	72,736	79,744	0.68%	0.53%
Money market	205,482	197,720	3.05%	1.97%
Savings	32,808	42,559	0.17%	0.16%
Certificates
Less than $250,000	37,198	42,191	3.66%	1.49%
$250,000 or more	31,633	9,396	2.71%	2.94%
Total interest bearing deposits	379,857	371,610	2.41%	1.42%
Total deposits	$613,911	$621,321	1.49%	0.85%

The following table presents (in thousands) the scheduled maturities of time deposits greater than $250,000 which is the maximum FDIC insurance limit.

	June 30,	December 31,
	2024	2023
Months to maturity:
Three or less	$9,290	$1,268
Over three through six	12,891	3,889
Over six through twelve	8,875	3,449
Over twelve	1,068	539
Total	$32,124	$9,145

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

Capital resources

Shareholders’ equity at June 30, 2024 was $70,142,000 compared to $67,556,000 at December 31, 2023. The $2,586,000 increase in shareholders’ equity during the six months ended June 30, 2024, was due primarily to the recognition of net income of $3,425,000 offset by the $515,000 increase in accumulated other comprehensive loss and dividend payouts of $538,000.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2024	2023
Tier 1 capital
Total bank equity capital	$79,754	$77,151
Net unrealized loss on available-for-sale securities	6,118	5,603
Defined benefit postretirement plan	10	10
Total Tier 1 capital	85,882	82,764

Tier 2 capital
Allowance for credit losses	4,001	3,729
Tier 2 capital deduction	—	—
Total Tier 2 capital	4,001	3,729

Total risk-based capital	89,883	86,493

Risk-weighted assets	$639,181	$596,946

Average assets	$758,142	$742,655

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	11.33%	11.14%
Common equity tier 1 capital ratio (CET 1)	13.44%	13.86%
Tier 1 capital to risk-weighted assets	13.44%	13.86%
Total capital to risk-weighted assets	14.06%	14.49%
Equity to total assets	10.69%	10.50%

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

At June 30, 2024, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $101,615,000, or 13.59% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

At June 30, 2024, the Company had approximately $230.4 million in uninsured deposits, which represents 36.78% of total deposits. Total liquidity sources at June 30, 2024 equal $194.8 million, or 84.55% of uninsured deposits.

The Company’s internal policy limits wholesale deposits (i.e., brokered deposits and internet listing services) to 15 percent of total funding, representing $112.2 million of additional availability as of June 30, 2024. The Company had $20.2 million in wholesale deposits as of Jume 30, 2024, which were brokered deposits with a weighted average rate of 4.89%.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds lines of credit with correspondent banks totaling $22.8 million for which there were no borrowings against the lines at June 30, 2024 and December 31, 2023.

We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2024 was $14.7 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets, which would result in a total remaining credit availability of $156.3 million as of June 30, 2024.

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At June 30, 2024, we had commitments to originate $151,940,000 of loans. Fixed commitments to incur capital expenditures were less than $100,000 at June 30, 2024. Certificates of deposit scheduled to mature in the 12-month period ending June 30, 2025 totaled $62,362,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2024. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

101

The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed

Consolidated Financial Statements.

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date:	August 9, 2024	By:	/s/ James E. Hendricks, Jr.
James E. Hendricks, Jr.
President and Chief Executive Officer

Date:	August 9, 2024	By:	/s/ Donald M. Kaloski, Jr.
Donald M. Kaloski, Jr.
Executive Vice President and Chief Financial Officer