Form 10-Q
period 2024-09-30
Village Bank & Trust Financial Corp.
filed 2024-11-12
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

1,500,323 shares of common stock, $4.00 par value, outstanding as of October 31, 2024

Village Bank and Trust Financial Corp.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Balance Sheets September 30, 2024 (Unaudited) and December 31, 2023*

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$13,241	$10,383
Federal funds sold	12,163	7,331
Total cash and cash equivalents	25,404	17,714
Investment securities available for sale, at fair value	83,962	105,585
Restricted stock, at cost	1,802	2,985
Loans held for sale	2,442	4,983
Loans
Outstandings	614,772	575,008
Allowance for credit losses	(3,700)	(3,423)
Deferred costs, net	612	803
Total loans, net	611,684	572,388
Premises and equipment, net	11,539	11,760
Bank owned life insurance	13,387	13,120
Accrued interest receivable	3,593	3,827
Other assets	5,652	4,254
Total Assets	$759,465	$736,616

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing demand	$246,838	$247,624
Interest bearing	399,362	357,721
Total deposits	646,200	605,345
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,700	5,700
Federal Home Loan Bank advances	20,000	45,000
Accrued interest payable	364	210
Other liabilities	4,238	4,041
Total liabilities	685,266	669,060

Shareholders’ equity
Common stock, $4 par value, 10,000,000 shares authorized; 1,495,160 shares issued and outstanding at September 30, 2024 and 1,492,879 shares issued and outstanding at December 31, 2023	5,918	5,908
Additional paid-in capital	55,821	55,486
Retained earnings	16,499	11,775
Stock in directors rabbi trust	(439)	(467)
Directors deferred fees obligation	439	467
Accumulated other comprehensive loss	(4,039)	(5,613)
Total shareholders’ equity	74,199	67,556

Total liabilities and shareholders' equity	$759,465	$736,616

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Income (Loss) Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income
Loans	$9,219	$7,571	$26,131	$21,599
Investment securities	904	745	2,741	2,192
Federal funds sold	213	146	668	353
Total interest income	10,336	8,462	29,540	24,144

Interest expense
Deposits	2,640	1,563	7,188	3,372
Borrowed funds	625	785	2,275	2,169
Total interest expense	3,265	2,348	9,463	5,541

Net interest income	7,071	6,114	20,077	18,603
Provision for credit losses	—	—	150	—
Net interest income after provision for credit losses	7,071	6,114	19,927	18,603

Noninterest income
Service charges and fees	692	694	1,988	2,074
Mortgage banking income, net	542	489	1,944	1,353
Loss on sale of investment securities, net	—	(4,986)	—	(4,986)
Other	153	134	450	368
Total noninterest income (loss)	1,387	(3,669)	4,382	(1,191)

Noninterest expense
Salaries and benefits	3,526	3,310	10,475	10,173
Occupancy	283	314	925	932
Equipment	356	288	935	854
Supplies	62	35	161	119
Data processing	498	553	1,419	1,484
Professional and outside services	420	341	1,248	1,059
Advertising and marketing	98	89	276	340
FDIC insurance premium	82	81	256	215
Other operating expense	519	741	1,717	2,165
Total noninterest expense	5,844	5,752	17,412	17,341

Income (loss) before income tax expense (benefit)	2,614	(3,307)	6,897	71
Income tax expense (benefit)	508	(754)	1,366	(155)

Net income (loss)	$2,106	$(2,553)	$5,531	$226

Earnings (loss) per share, basic	$1.41	$(1.72)	$3.70	$0.15
Earnings (loss) per share, diluted	$1.41	$(1.72)	$3.70	$0.15

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Comprehensive Income (Loss) Three and Nine Months ended September 30, 2024 and 2023

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$2,106	$(2,553)	$5,531	$226
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	2,643	(1,987)	1,992	(1,424)
Tax effect	(554)	417	(418)	300
Net change in unrealized holding gains (losses) on securities available for sale, net of tax	2,089	(1,570)	1,574	(1,124)

Reclassification adjustment
Reclassification adjustment for losses realized in income	—	4,986	—	4,986
Tax effect	—	(1,047)	—	(1,047)
Reclassification for losses included in net income, net of tax	—	3,939	—	3,939

Minimum pension adjustment	—	3	—	9
Tax effect	—	(1)	—	(3)
Minimum pension adjustment, net of tax	—	2	—	6

Total other comprehensive income	2,089	2,371	1,574	2,821

Total comprehensive income (loss)	$4,195	$(182)	$7,105	$3,047

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Shareholders' Equity Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2024

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, June 30, 2024	$5,918	55,690	$14,662	$(439)	$439	$(6,128)	$70,142
Stock based compensation	—	131	—	—	—	—	131
Cash dividend declared ($0.18 per share)	—	—	(269)	—	—	—	(269)
Net income	—	—	2,106	—	—	—	2,106
Other comprehensive income	—	—	—	—	—	2,089	2,089
Balance, September 30, 2024	$5,918	$55,821	$16,499	$(439)	$439	$(4,039)	$74,199

	Three Months Ended September 30, 2023

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, June 30, 2023	$5,883	$55,420	$13,142	$(467)	$467	$(10,431)	$64,014
Vesting of restricted stock	11	(11)	—	—	—	—	—
Stock based compensation	—	90	—	—	—	—	90
Cash dividend declared ($0.16 per share)	—	—	(237)	—	—	—	(237)
Net loss	—	—	(2,553)	—	—	—	(2,553)
Other comprehensive income	—	—	—	—	—	2,371	2,371
Balance, September 30, 2023	$5,894	$55,499	$10,352	$(467)	$467	$(8,060)	$63,685

	Nine Months Ended September 30, 2024

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, December 31, 2023	$5,908	$55,486	$11,775	$(467)	$467	$(5,613)	$67,556
Restricted stock redemption	—	—	—	28	(28)	—	—
Vesting of restricted stock	10	(10)	—	—	—	—	—
Stock based compensation	—	345	—	—	—	—	345
Cash dividend declared ($0.54 per share)	—	—	(807)				(807)
Net income	—	—	5,531	—	—	—	5,531
Other comprehensive income	—	—	—	—	—	1,574	1,574
Balance, September 30, 2024	$5,918	$55,821	$16,499	$(439)	$439	$(4,039)	$74,199

	Nine Months Ended September 30, 2023

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Income (Loss)	Total

Balance, December 31, 2022	$5,868	$55,167	$10,957	$(689)	$689	$(10,881)	$61,111
Restricted stock redemption	—	—	—	222	(222)	—	—
Vesting of restricted stock	26	(26)	—	—	—	—	—
Stock based compensation	—	358	—	—	—	—	358
Cash dividend declared ($0.48 per share)	—	—	(712)	—	—	—	(712)
Impact of adoption of ASC 326	—	—	(119)	—	—	—	(119)
Net income	—	—	226	—	—	—	226
Other comprehensive income	—	—	—	—	—	2,821	2,821
Balance, September 30, 2023	$5,894	$55,499	$10,352	$(467)	$467	$(8,060)	$63,685

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary Consolidated Statements of Cash Flows Nine Months Ended September 30, 2024 and 2023

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023

Cash Flows from Operating Activities
Net income	$5,531	$226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	494	445
Amortization of debt issuance costs	—	8
Deferred income taxes	(199)	76
Provision for credit losses	150	—
Loss on sale of investment securities	—	4,986
Gain on sales of loans held for sale	(2,128)	(1,950)
Stock compensation expense	345	358
Proceeds from sale of mortgage loans	85,146	89,222
Origination of mortgage loans held for sale	(80,477)	(90,429)
Amortization of premiums and accretion of discounts on securities, net	(198)	(124)
Increase in bank owned life insurance	(267)	(233)
Net change in:
Interest receivable	234	115
Other assets	(1,617)	(798)
Interest payable	154	143
Other liabilities	175	(522)
Net cash provided by operating activities	7,343	1,523

Cash Flows from Investing Activities
Purchases of available for sale securities	(1,582)	(38,747)
Proceeds from the sale of available for sale securities	—	50,079
Proceeds from maturities, calls and paydowns of available for sale securities	25,395	17,176
Net increase in loans	(39,424)	(27,923)
Purchases of premises and equipment, net	(273)	(550)
Redemption (purchase) of restricted stock, net	1,183	(224)
Net cash used in investing activities	(14,701)	(189)

Cash Flows from Financing Activities
Cash dividends paid	(807)	(712)
Net increase in deposits	40,855	2,031
Net decrease in other borrowings	(25,000)	—
Net cash provided by financing activities	15,048	1,319

Net increase in cash and cash equivalents	7,690	2,653
Cash and cash equivalents, beginning of period	17,714	16,678

Cash and cash equivalents, end of period	$25,404	$19,331

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$9,309	$5,398
Cash payments for taxes	$522	$503
Supplemental Schedule of Non-Cash Activities
Unrealized gains on securities available for sale	$1,992	$3,563
Minimum pension adjustment	$—	$9

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”).

Note 2 – Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and statements of income for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the allowance for credit losses and its related provision.

Note 3 – Earnings per common share

The following table presents the basic and diluted earnings per common share computation (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income (loss) - basic and diluted	$2,106	$(2,553)	$5,531	$226

Denominator
Weighted average shares outstanding - basic	1,495	1,485	1,495	1,485
Dilutive effect of common stock options	—	—	—	—

Weighted average shares outstanding - diluted	1,495	1,485	1,495	1,485

Earnings (loss) per share - basic	$1.41	$(1.72)	$3.70	$0.15
Earnings (loss) per share - diluted	$1.41	$(1.72)	$3.70	$0.15

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

The vesting of 10,252 and 10,658 of the unvested restricted units at September 30, 2024 and 2023, respectively, included in Note 10 “Stock incentive plan” was dependent upon meeting certain performance criteria. As of September 30, 2024 and 2023, it was indeterminable whether these unvested restricted units would vest and as such the underlying shares were excluded from common shares issued and outstanding at such date and were not included in the computation of earnings per share for such period.

Note 4 – Investment securities available for sale

The amortized cost and fair value of investment securities available for sale as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2024
U.S. Government agency obligations	$650	$—	$(6)	$644
Mortgage-backed securities	73,942	1,087	(4,336)	70,693
Municipals	2,262	—	(502)	1,760
Subordinated debt	12,209	54	(1,398)	10,865

	$89,063	$1,141	$(6,242)	$83,962

December 31, 2023
U.S. Government agency obligations	$20,690	$—	$(75)	$20,615
Mortgage-backed securities	77,275	643	(5,381)	72,537
Municipals	2,264	—	(608)	1,656
Subordinated debt	12,449	30	(1,702)	10,777

	$112,678	$673	$(7,766)	$105,585

The Company did not have any investments securities pledged at September 30, 2024 and had investment securities with a fair value of $24,926,000 pledged to secure borrowings from the Federal Home Loan Bank of Atlanta ("FHLB") at December 31, 2023.

There were no sales of available for sale securities for the three and nine months ended September 30, 2024.

During the three and nine months ended September 30, 2023, the Company executed a securities repositioning and balance sheet deleveraging strategy by selling available for sale securities with a total book value of $55,195,000 and a weighted average yield of 1.48% at a pre-tax loss of $4,986,000. The net proceeds from the sale were used to reduce FHLB borrowings by $15.0 million costing 5.57% and the remaining funds were reinvested back into the securities portfolio with a weighted average yield of 5.48%, with a duration of 3.4 years, and a weighted average life of 5.0 years. The transaction was structured to improve the forward run rate on earnings, add interest rate risk protection to a higher for longer and potential down rate environments, while improving tangible common equity and maintaining our strong liquidity position.

Investment securities available for sale that have an unrealized loss position at September 30, 2024 and December 31, 2023 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2024
U.S. Government agency obligations	$—	$—	$328	(6)	$328	$(6)
Mortgage-backed securities	2,679	(7)	29,596	(4,329)	32,275	(4,336)
Municipals	—	—	1,760	(502)	1,760	(502)
Subordinated debt	—	—	9,636	(1,398)	9,636	(1,398)

	$2,679	$(7)	$41,320	$(6,235)	$43,999	$(6,242)

December 31, 2023
U.S. Government agency obligations	$—	$—	$20,289	$(75)	$20,289	$(75)
Mortgage-backed securities	4,631	(24)	30,311	(5,357)	34,942	(5,381)
Municipals	—	—	1,656	(608)	1,656	(608)
Subordinated debt	4,145	(587)	5,937	(1,115)	10,082	(1,702)

	$8,776	$(611)	$58,193	$(7,155)	$66,969	$(7,766)

As of September 30, 2024, there were 52 investments available for sale totaling $44.0 million that were in a loss position and had an unrealized loss of $6.2 million.

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the declines in fair value are attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company has not recorded an allowance for credit losses on these investments at September 30, 2024.

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2024, by contractual maturity, are as follows (in thousands):

	Amortized
	Cost	Fair Value

Less than one year	$2,253	$2,254
One to five years	6,365	8,729
Five to ten years	19,265	15,930
More than ten years	61,180	57,049

Total	$89,063	$83,962

Note 5 – Loans and allowance for credit losses

Loans classified by type as of September 30, 2024 and December 31, 2023 are as follows (dollars in thousands):

	September 30, 2024		December 31, 2023
	Amount	%	Amount	%
Construction and land development
Residential	$16,661	2.71%	$10,471	1.82%
Commercial	36,247	5.90%	37,024	6.44%
	52,908	8.61%	47,495	8.26%
Commercial real estate
Owner occupied	129,747	21.10%	122,666	21.33%
Non-owner occupied	165,979	27.00%	154,855	26.93%
Multifamily	17,862	2.91%	12,743	2.22%
Farmland	318	0.05%	326	0.06%
	313,906	51.06%	290,590	50.54%
Consumer real estate
Home equity lines	22,384	3.64%	21,557	3.75%
Secured by 1-4 family residential,
First deed of trust	94,497	15.37%	95,638	16.63%
Second deed of trust	13,783	2.24%	11,337	1.97%
	130,664	21.25%	128,532	22.35%
Commercial and industrial loans
(except those secured by real estate)	98,878	16.08%	86,203	14.99%
Guaranteed student loans	13,645	2.22%	17,923	3.12%
Consumer and other	4,771	0.78%	4,265	0.74%

Total loans	614,772	100.0%	575,008	100.0%
Deferred and costs, net	612		803
Less: allowance for credit losses	(3,700)		(3,423)

	$611,684		$572,388

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the U.S. Department of Education (“DOE”). The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the FHLB as part of their lending arrangement with the Company totaled $55.9 million and $35.5 million as of September 30, 2024, and December 31, 2023, respectively.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (in thousands):

	September 30,	December 31,
	2024	2023
Consumer real estate
Home equity lines	$25	$—
Secured by 1-4 family residential
First deed of trust	156	$160
Second deed of trust	85	105
	266	265
Commercial and industrial loans
(except those secured by real estate)	103	26

Total loans	$369	$291

There was $79,000 in loans with an individual allowance of $15,000 that were collateral dependent associated with the total nonaccrual loans of $369,000 at September 30, 2024.  There were no individual allowances associated with the total nonaccrual loans of $291,000 at December 31, 2023, that were considered collateral dependent.

The Company recognized $27,000 of interest on nonaccrual loans outstanding as of September 30, 2024.

Management considers the guidance in Accounting Standards Codification (“ASC”) 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination.  Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below.

As of September 30, 2024 and december 31, 2023, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows (in thousands):

									Revolving-	Total
	2024	2023	2022	2021	2020	Prior	Revolving		Term	Loans
September 30, 2024
Construction and land development
Residential
Pass	$8,364	$2,793	$1,358	$339	$—	$—	$3,807		$—	$16,661
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Residential	$8,364	$2,793	$1,358	$339	$—	$—	$3,807		$—	$16,661
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial
Pass	4,349	7,309	10,343	13,195	201	850	—		—	36,247
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Commercial	$4,349	$7,309	$10,343	$13,195	$201	$850	$—		$—	$36,247
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial real estate
Owner occupied
Pass	12,033	13,238	23,203	18,798	9,497	48,221	1,650		—	126,640
Special Mention	—	—	—	—	—	3,107	—		—	3,107
Substandard	—	—	—	—	—	—	—		—	—
Total Owner occupied	$12,033	$13,238	$23,203	$18,798	$9,497	$51,328	$1,650		$—	$129,747
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Non-owner occupied
Pass	11,725	11,463	29,220	27,256	22,869	53,861	4,727		—	161,121
Special Mention	—	—	—	2,135	—	2,723	—		—	4,858
Substandard	—	—	—	—	—	—	—		—	—
Total Non-owner occupied	$11,725	$11,463	$29,220	$29,391	$22,869	$56,584	$4,727		$—	$165,979
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Multifamily
Pass	5,249	1,300	—	2,293	257	6,654	2,109		—	17,862
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Multifamily	$5,249	$1,300	$—	$2,293	$257	$6,654	$2,109		$—	$17,862
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Farmland
Pass	—	—	—	—	—	18	300		—	318
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Farmland	$—	$—	$—	$—	$—	$18	$300		$—	$318
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Consumer real estate
Home equity lines
Pass	—	—	—	—	—	—	22,239		—	22,239
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	145		—	145
Total Home equity lines	$—	$—	$—	$—	$—	$—	$22,384		$—	$22,384
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Secured by 1-4 family residential
First deed of trust
Pass	12,170	27,947	13,909	13,587	6,696	17,521	—		—	91,830
Special Mention	—	2,304	—	—	—	207	—		—	2,511
Substandard	—	—	—	—	—	156	—		—	156
Total First deed of trust	$12,170	$30,251	$13,909	$13,587	$6,696	$17,884	$—		$—	$94,497
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Second deed of trust
Pass	3,673	4,140	2,906	879	362	1,256	289		—	13,505
Special Mention	87	—	—	—	—	106	—		—	193
Substandard	—	—	—	—	—	85	—		—	85
Total Second deed of trust	$3,760	$4,140	$2,906	$879	$362	$1,447	$289	$		$13,783
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial and industrial loans
(except those secured by real estate)
Pass	15,243	16,463	12,945	9,815	4,363	4,113	34,809		—	97,751
Special Mention	—	—	85	—	—	92	847		—	1,024
Substandard	—	—	—	79	—	24	—		—	103
Total Commercial and industrial	$15,243	$16,463	$13,030	$9,894	$4,363	$4,229	$35,656		$—	$98,878
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Guaranteed student loans
Pass	—	—	—	—	—	13,645	—		—	13,645
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Guaranteed student loans	$—	$—	$—	$—	$—	$13,645	$—		$—	$13,645
Current period gross writeoff	$16	$—	$—	$—	$—	$—	$—		$—	$16
Consumer and other
Pass	396	309	325	57	21	24	3,639		—	4,771
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Consumer and other	$396	$309	$325	$57	$21	$24	$3,639	$		$4,771
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Total Current period gross writeoff	$16	$—	$—	$—	$—	$—	$—		$—	$16
Total loans	$73,289	$87,266	$94,294	$88,433	$44,266	$152,663	$74,561		$—	$614,772

									Revolving-	Total
	2023	2022	2021	2020	2019	Prior	Revolving		Term	Loans
December 31, 2023
Construction and land development
Residential
Pass	$6,320	$3,812	$339	$—	$—	$—	$—		$—	$10,471
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Residential	$6,320	$3,812	$339	$—	$—	$—	$—		$—	$10,471
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial
Pass	5,007	14,506	10,339	235	—	1,183	5,754		—	37,024
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Commercial	$5,007	$14,506	$10,339	$235	$—	$1,183	$5,754		$—	$37,024
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial real estate
Owner occupied
Pass	11,945	21,846	20,044	9,855	12,145	41,067	788		—	117,690
Special Mention	—	202	73	—	—	4,701	—		—	4,976
Substandard	—	—	—	—	—	—	—		—	—
Total Owner occupied	$11,945	$22,048	$20,117	$9,855	$12,145	$45,768	$788		$—	$122,666
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Non-owner occupied
Pass	9,468	25,607	28,455	23,567	9,528	47,645	3,312		—	147,582
Special Mention	—	—	2,173	—	—	5,100	—		—	7,273
Substandard	—	—	—	—	—	—	—		—	—
Total Non-owner occupied	$9,468	$25,607	$30,628	$23,567	$9,528	$52,745	$3,312		$—	$154,855
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Multifamily
Pass	1,300	—	2,503	548	885	6,113	1,394		—	12,743
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Multifamily	$1,300	$—	$2,503	$548	$885	$6,113	$1,394		$—	$12,743
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Farmland
Pass	—	—	—	—	—	26	300		—	326
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Farmland	$—	$—	$—	$—	$—	$26	$300		$—	$326
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Consumer real estate
Home equity lines
Pass	—	446	—	—	—	—	21,036		—	21,482
Special Mention	—	—	—	—	—	—	75		—	75
Substandard	—	—	—	—	—	—	—		—	—
Total Home equity lines	$—	$446	$—	$—	$—	$—	$21,111		$—	$21,557
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Secured by 1-4 family residential
First deed of trust
Pass	34,067	14,288	15,613	8,107	2,957	17,427	2,125		—	94,584
Special Mention	—	—	—	170	—	724	—		—	894
Substandard	—	—	—	—	—	160	—		—	160
Total First deed of trust	$34,067	$14,288	$15,613	$8,277	$2,957	$18,311	$2,125		$—	$95,638
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Second deed of trust
Pass	4,530	3,207	1,027	397	1,067	626	266		—	11,120
Special Mention	—	—	—	—	45	67	—		—	112
Substandard	—	—	—	—	—	105	—		—	105
Total Second deed of trust	$4,530	$3,207	$1,027	$397	$1,112	$798	$266	$		$11,337
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial and industrial loans
(except those secured by real estate)
Pass	15,022	15,900	15,321	5,634	2,852	3,698	27,068		—	85,495
Special Mention	37	—	—	—	318	22	306		—	683
Substandard	—	—	—	13	—	12	—		—	25
Total Commercial and industrial	$15,059	$15,900	$15,321	$5,647	$3,170	$3,732	$27,374		$—	$86,203
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Guaranteed student loans
Pass	—	—	—	—	—	17,923	—		—	17,923
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Guaranteed student loans	$—	$—	$—	$—	$—	$17,923	$—		$—	$17,923
Current period gross writeoff	$30	$—	$—	$—	$—	$—	$—		$—	$30
Consumer and other
Pass	455	483	123	50	17	11	3,126		—	4,265
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Consumer and other	$455	$483	$123	$50	$17	$11	$3,126	$		$4,265
Current period gross writeoff	$3	$—	$—	$—	$—	$—	$—		$—	$3
Total Current period gross writeoff	$33	$—	$—	$—	$—	$—	$—		$—	$33
Total loans	$88,151	$100,297	$96,010	$48,576	$29,814	$146,610	$65,550		$—	$575,008

The following table presents the aging of the recorded investment in past due loans and leases as of the dates indicated (in thousands):

			Greater				Investment >
	30‑59 Days	60‑89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
September 30, 2024
Construction and land development
Residential	$—	$—	$—	$—	$16,661	$16,661	$—
Commercial	—	—	—	—	36,247	36,247	—
	—	—	—	—	52,908	52,908	—
Commercial real estate
Owner occupied	—	—	—	—	129,747	129,747	—
Non-owner occupied	16	—	—	16	165,963	165,979	—
Multifamily	—	—	—	—	17,862	17,862	—
Farmland	—	—	—	—	318	318	—
	16	—	—	16	313,890	313,906	—
Consumer real estate
Home equity lines	—	120	—	120	22,264	22,384	—
Secured by 1‑4 family residential
First deed of trust	—	—	—	—	94,497	94,497	—
Second deed of trust	—	—	—	—	13,783	13,783	—
	—	120	—	120	130,544	130,664	—
Commercial and industrial loans
(except those secured by real estate)	—	698	375	1,073	97,805	98,878	375
Guaranteed student loans	379	492	1,195	2,066	11,579	13,645	1,195
Consumer and other	—	—	22	22	4,749	4,771	—

Total loans	$395	$1,310	$1,592	$3,297	$611,475	$614,772	$1,570

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2023
Construction and land development
Residential	$—	$—	$—	$—	$10,471	$10,471	$—
Commercial	—	—	—	—	37,024	37,024	—
	—	—	—	—	47,495	47,495	—
Commercial real estate
Owner occupied	—	—	—	—	122,666	122,666	—
Non-owner occupied	—	—	—	—	154,855	154,855	—
Multifamily	—	—	—	—	12,743	12,743	—
Farmland	—	—	—	—	326	326	—
	—	—	—	—	290,590	290,590	—
Consumer real estate
Home equity lines	83	25	—	108	21,449	21,557	—
Secured by 1-4 family residential
First deed of trust	—	—	—	—	95,638	95,638	—
Second deed of trust	33	—	—	33	11,304	11,337	—
	116	25	—	141	128,391	128,532	—
Commercial and industrial loans
(except those secured by real estate)	—	—	—	—	86,203	86,203	—
Guaranteed student loans	690	493	2,228	3,411	14,512	17,923	2,228
Consumer and other	734	—	—	734	3,531	4,265	—

Total loans	$1,540	$518	$2,228	$4,286	$570,722	$575,008	$2,228

Loans greater than 90 days past due consist of United States Department of Agricultural loans that are guaranteed by the USDA which covers 100% of principal and interest and student loans that are guaranteed by the DOE which covers approximately 98% of the principal and interest. Accordingly, these loans will not be placed on nonaccrual status and are not considered to be impaired.

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

Collateral dependent loans are set forth in the following table as of the dates indicated (in thousands):

	September 30, 2024			December 31, 2023
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Consumer real estate
Home equity lines	$25	$25	$—	$—	$—	$—
Secured by 1‑4 family residential
First deed of trust	156	156	—	160	160	—
Second deed of trust	85	85	—	105	105	—
	266	266	—	265	265	—
Commercial and industrial loans
(except those secured by real estate)	24	24	—	26	26	—

	290	290	—	291	291	—

With an allowance recorded
Commercial and industrial loans
(except those secured by real estate)	79	79	15	—	—	—
	79	79	15	—	—	—

Total
Consumer real estate
Home equity lines	25	25	—	—	—	—
Secured by 1-4 family residential,
First deed of trust	156	156	—	160	160	—
Second deed of trust	85	85	—	105	105	—
	266	266	—	265	265	—
Commercial and industrial loans
(except those secured by real estate)	103	103	15	26	26	—
	$369	$369	$15	$291	$291	$—

The following is a summary of average recorded investment in collateral dependent loans with and without a valuation allowance and interest income recognized on those loans for the periods indicated (in thousands):

	For the Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Consumer real estate
Home equity lines	$12	$—	$8	$—
Secured by 1-4 family residential
First deed of trust	157	2	158	7
Second deed of trust	91	2	97	8
	260	4	263	15
Commercial and industrial loans
(except those secured by real estate)	20	4	23	4
	280	8	286	19

With an allowance recorded
Commercial and industrial loans
(except those secured by real estate)	46	1	40	4
	46	1	40	4

Total
Consumer real estate
Secured by 1-4 family residential,
First deed of trust	157	2	158	7
Second deed of trust	91	2	97	8
	260	4	263	15
Commercial and industrial loans
(except those secured by real estate)	66	5	63	8
	$326	$9	$326	$23

Loan Modifications to Borrowers in Financial Difficulty

As part of its credit risk management, the Company may modify a loan agreement with a borrower experiencing financial difficulties through a refinancing or restructuring of the borrower’s loan agreement. There were no modified loans identified during the nine months ended September 30, 2024 and September 30, 2023.

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

Activity in the allowance for credit losses on loans is as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Credit Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2024
Construction and land development
Residential	$84	$18	$—	$—	$102
Commercial	206	6	—	—	212
	290	24	—	—	314
Commercial real estate
Owner occupied	461	5	—	—	466
Non-owner occupied	1,469	14	—	—	1,483
Multifamily	84	(10)	—	—	74
Farmland	1	—	—	—	1
	2,015	9	—	—	2,024
Consumer real estate
Home equity lines	32	1	—	—	33
Secured by 1-4 family residential		—
First deed of trust	292	(14)	—	1	279
Second deed of trust	103	9	—	1	113
	427	(4)	—	2	425
Commercial and industrial loans
(except those secured by real estate)	726	(24)	—	30	732
Student loans	45	1	(5)	—	41
Consumer and other	34	(1)	—	1	34
Unallocated	144	(14)	—	—	130

	$3,681	$(9)	$(5)	$33	$3,700

		Impact of	Provision for
	Beginning	adopting	(Recovery of)			Ending
	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2023
Construction and land development
Residential	$61	$—	$12	$—	$—	$73
Commercial	268	—	24	—	—	292
	329	—	36	—	—	365
Commercial real estate
Owner occupied	379	—	18	—	—	397
Non-owner occupied	1,376	—	59	—	—	1,435
Multifamily	44	—	—	—	—	44
Farmland	—	—	3	—	—	3
	1,799	—	80	—	—	1,879
Consumer real estate
Home equity lines	32	—	2	—	—	34
Secured by 1-4 family residential			—
First deed of trust	245	—	24	—	1	270
Second deed of trust	84	—	3	—	5	92
	361	—	29	—	6	396
Commercial and industrial loans
(except those secured by real estate)	673	—	(223)	—	160	610
Student loans	44	—	16	(14)	—	46
Consumer and other	34	—	3	(2)	—	35
Unallocated	16	—	6	—	—	22

	$3,256	$—	$(53)	$(16)	$166	$3,353

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Credit Losses	Charge-offs	Recoveries	Balance

Nine Months Ended September 30, 2024
Construction and land development
Residential	$86	$16	$—	$—	$102
Commercial	228	(16)	—	—	212
	314	—	—	—	314
Commercial real estate
Owner occupied	409	57	—	—	466
Non-owner occupied	1,467	16	—	—	1,483
Multifamily	44	30	—	—	74
Farmland	3	(2)	—	—	1
	1,923	101	—	—	2,024
Consumer real estate
Home equity lines	40	(17)	—	10	33
Secured by 1-4 family residential
First deed of trust	293	(17)	—	3	279
Second deed of trust	99	(100)	—	114	113
	432	(134)	—	127	425
Commercial and industrial loans
(except those secured by real estate)	640	55	—	37	732
Student loans	57	—	(16)	—	41
Consumer and other	36	(3)	—	1	34
Unallocated	21	109	—	—	130

	$3,423	$128	$(16)	$165	$3,700

		Impact of	Provision for
	Beginning	adopting	(Recovery of)			Ending
	Balance	ASC 326	Loan Losses	Charge-offs	Recoveries	Balance

Nine Months Ended September 30, 2023
Construction and land development
Residential	$79	$3	$(9)	$—	$—	$73
Commercial	192	34	66	—	—	292
	271	37	57	—	—	365
Commercial real estate
Owner occupied	867	(475)	5	—	—	397
Non-owner occupied	1,289	192	(46)	—	—	1,435
Multifamily	33	7	4	—	—	44
Farmland	—	—	3	—	—	3
	2,189	(276)	(34)	—	—	1,879
Consumer real estate
Home equity lines	11	24	(1)	—	—	34
Secured by 1-4 family residential
First deed of trust	131	76	61	—	2	270
Second deed of trust	43	25	13	—	11	92
	185	125	73	—	13	396
Commercial and industrial loans
(except those secured by real estate)	576	1	(139)	—	172	610
Student loans	52	—	15	(21)	—	46
Consumer and other	37	(5)	5	(2)	—	35
Unallocated	60	(9)	(29)	—	—	22

	$3,370	$(127)	$(52)	$(23)	$185	$3,353

		Impact of	Provision for
	Beginning	adopting	(Recovery of)			Ending
	Balance	ASC 326	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2023
Construction and land development
Residential	$79	$3	$4	$—	$—	$86
Commercial	192	34	2	—	—	228
	271	37	6	—	—	314
Commercial real estate
Owner occupied	867	(475)	17	—	—	409
Non-owner occupied	1,289	192	(14)	—	—	1,467
Multifamily	33	7	4	—	—	44
Farmland	—	—	3	—	—	3
	2,189	(276)	10	—	—	1,923
Consumer real estate
Home equity lines	11	24	5	—	—	40
Secured by 1-4 family residential
First deed of trust	131	76	83	—	3	293
Second deed of trust	43	25	15	—	16	99
	185	125	103	—	19	432
Commercial and industrial loans
(except those secured by real estate)	576	1	(110)	—	173	640
Student loans	52	—	35	(30)	—	57
Consumer and other	37	(5)	7	(3)	—	36
Unallocated	60	(9)	(30)	—	—	21

	$3,370	$(127)	$21	$(33)	$192	$3,423

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

The following table presents a breakdown of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended September 30,
	2024	2023
Provision for credit losses:
Recovery for loans	$(9)	$(53)
Provision for unfunded commitments	9	53
Total	$—	$—

	Nine Months Ended September 30,
	2024	2023
Provision for credit losses:
Provision (recovery) for loans	$128	$(52)
Provision for unfunded commitments	22	52
Total	$150	$—

As of September 30, 2024, the allowance for credit losses was $4.03 million and included an allowance for credit losses on loans of $3.70 million and a reserve for unfunded commitments of $328,000.

The Company recorded a $8,500 recovery for credit losses on loans for the three months ended September 30, 2024. The recovery for credit losses on loans was driven primarily by stable local economic conditions, credit quality remaining strong, and the impact of net-recoveries recognized during the three months ended September 30, 2024.

The Company recorded a $8,500 provision for credit losses for unfunded commitments for the three months ended September 30, 2024, which was driven by a slight increase in balance in the total commitments outstanding at September 30, 2024.

The Company recorded a provision for credit losses for loans of $128,000 for the nine months ended September 30, 2024, which was the result of loan growth supported by stable macroeconomic conditions and credit quality remaining strong.  Non-performing loans as a percentage of loans were consistent, 0.06% at September 30, 2024 compared to 0.05% at December 31, 2023.

The Company recorded a provision for credit losses for unfunded commitments of $21,800 for the nine months ended September 30, 2024, which was driven by an increase in the total commitments outstanding at September 30, 2024.

As of September 30, 2023, the allowance for credit losses was $3.68 million and included an allowance for credit losses on loans of $3.35 million and a reserve for unfunded commitments of $329,000.

The Company recorded a recovery for credit losses for loans of $52,000 for the nine months ended September 30, 2023, which was the result of loan growth being offset by improved credit metrics as non-performing loans as a percentage of loans decreased from 0.13% at December 31, 2022 to 0.06% at September 30, 2023 and the impact of $162,000 in net-recoveries for the period. The Company recorded a provision for credit losses for unfunded commitments of $52,000 for the nine months ended September 30, 2023, which was driven by an increase in the total balance of commitments outstanding at September 30, 2023.

Loans were evaluated for credit losses as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Nine Months Ended September 30, 2024
Construction and land development
Residential	$102	$—	$102	$16,661	$—	$16,661
Commercial	212	—	212	36,247	—	36,247
	314	—	314	52,908	—	52,908
Commercial real estate
Owner occupied	466	—	466	129,747	—	129,747
Non-owner occupied	1,483	—	1,483	165,979	—	165,979
Multifamily	74	—	74	17,862	—	17,862
Farmland	1	—	1	318	—	318
	2,024	—	2,024	313,906	—	313,906
Consumer real estate
Home equity lines	33	—	33	22,384	25	22,359
Secured by 1-4 family residential
First deed of trust	279	—	279	94,497	156	94,341
Second deed of trust	113	—	113	13,783	85	13,698
	425	—	425	130,664	266	130,398
Commercial and industrial loans
(except those secured by real estate)	732	15	717	98,878	103	98,775
Student loans	41	—	41	13,645	—	13,645
Consumer and other	164	—	164	4,771	—	4,771

	$3,700	$15	$3,685	$614,772	$369	$614,403

Year Ended December 31, 2023
Construction and land development
Residential	$86	$—	$86	$10,471	$—	$10,471
Commercial	228	—	228	37,024	—	37,024
	314	—	314	47,495	—	47,495
Commercial real estate
Owner occupied	409	—	409	122,666	—	122,666
Non-owner occupied	1,467	—	1,467	154,855	—	154,855
Multifamily	44	—	44	12,743	—	12,743
Farmland	3	—	3	326	—	326
	1,923	—	1,923	290,590	—	290,590
Consumer real estate
Home equity lines	40	—	40	21,557	—	21,557
Secured by 1-4 family residential
First deed of trust	293	—	293	95,638	160	95,478
Second deed of trust	99	—	99	11,337	105	11,232
	432	—	432	128,532	265	128,267
Commercial and industrial loans
(except those secured by real estate)	640	—	640	86,203	26	86,177
Student loans	57	—	57	17,923	—	17,923
Consumer and other	57	—	57	4,265	—	4,265

	$3,423	$—	$3,423	$575,008	$291	$574,717

Note 6 – Deposits

Deposits as of September 30, 2024 and December 31, 2023 were as follows (dollars in thousands):

	September 30, 2024		December 31, 2023
	Amount	%	Amount	%

Demand accounts	$246,838	38.2%	$247,624	40.9%
Interest checking accounts	69,763	10.8%	76,289	12.6%
Money market accounts	236,135	36.6%	195,249	32.3%
Savings accounts	31,626	4.9%	39,633	6.5%
Time deposits of $250,000 and over	25,485	3.9%	9,145	1.5%
Other time deposits	36,353	5.6%	37,405	6.2%

Total	$646,200	100.0%	$605,345	100.0%

Note 7 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $1.5 million in FHLB stock at September 30, 2024 and $2.6 million at December 31, 2023, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The FHLB borrowings are secured by the pledge of commercial and 1-4 family residential loans and investment securities. The Company had FHLB advances of $20.0 million at September 30, 2024 and $45.0 million at December 31, 2023.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs. Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no borrowings against the lines at September 30, 2024 or December 31, 2023.

The Company’s unused lines of credit for future borrowings total approximately $45.4 million at September 30, 2024, which consists of $22.6 million available from the FHLB based on current pledged assets, $20.0 million on revolving bank line of credit, and $2.8 million under secured federal funds agreements with third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank of Richmond or the FHLB above the current lendable collateral value.

Note 8 – Trust preferred securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a floating rate of interest indexed to the London InterBank Offered Rate (“LIBOR”) (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. As a result of the discontinuation of the 3-month LIBOR on June 30, 2023, the Company replaced the 3-month LIBOR leg of the calculated floating rate with the three-month term Secured Overnight Funding Rate (“SOFR”) plus the applicable tenor spread adjustment for 3-month LIBOR of 0.26161 percent as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System. The interest rate at September 30, 2024 was 7.00%. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035. No amounts have been redeemed at September 30, 2024 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts, and is also payable, quarterly.  As a result of the discontinuation of the 3-month LIBOR on June 30, 2023, the Company replaced the 3-month LIBOR leg of the calculated floating rate with the three-month term SOFR plus the applicable tenor spread adjustment for 3-month LIBOR of 0.26161 percent as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System. The interest rate at September 30, 2024 was 6.25%. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at September 30, 2024 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 9 – Subordinated Debt

On March 21, 2018, the Company issued $5.7 million of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5.5 million in net proceeds after deducting issuance costs. The subordinated notes accrued interest at a fixed rate of 6.50% for the first five years until March 21, 2023. The subordinated notes have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 3.73%) which adjusts and is also payable quarterly. As a result of the discontinuation of the 3-month LIBOR on June 30, 2023, the Company is replaced the 3-month LIBOR leg of the calculated floating rate with the three-month term SOFR plus the applicable tenor spread adjustment for 3-month LIBOR of 0.26161 percent as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System. The interest rate at September 30, 2024 was 8.58%. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. The carrying value of the notes totaled $5.7 million at September 30, 2024 and December 31, 2023, respectively.

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

The total number of shares underlying non-vested restricted stock was 25,859 and 21,930 at September 30, 2024 and 2023, respectively.  The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period.  Unamortized stock-based compensation related to non-vested share-based compensation arrangements granted under the stock incentive plan as of September 30, 2024 and 2023 was $511,250 and $583,220, respectively. The time-based unrecognized compensation of $379,000 is expected to be recognized over a weighted average period of 1.69 years. For the period ended September 30, 2024, there were no forfeitures of restricted stock.

A summary of changes in the Company’s non-vested restricted stock and restricted stock unit awards for the nine months ended September 30, 2024 follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair-Value	Value

December 31, 2023	31,077	$45.93	$2,369,621
Granted	—	—	—
Vested	(4,431)	51.89	(337,864)
Forfeited	—	—	—
Other (1)	(787)	58.95	(60,009)
September 30, 2024	25,859	$44.51	$1,971,748
(1)	Represents the incremental decrease in shares that vested based on the restricted stock units vesting at a lower value as opposed to the targeted value of the award.

Stock-based compensation expense was approximately $345,000 and $358,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (in thousands):

	Fair Value Measurement
	at September 30, 2024 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government Agencies	$644	$—	$644	$—
Mortgage-backed securities	70,693	—	70,693	—
Municipals	1,760	—	1,760	—
Subordinated debt	10,865	—	10,365	500
Loans held for sale	2,442	—	2,442	—
IRLC	302	—	302	—
Forward sales commitment	6	—	6	—

	Fair Value Measurement
	at December 31, 2023 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government Agencies	$20,615	$—	$20,615	$—
Mortgage-backed securities	72,537	—	72,537	—
Municipals	1,656	—	1,656	—
Subordinated debt	10,777	—	10,277	500
Loans held for sale	4,983	—	4,983	—
IRLC	271	—	271	—

Financial Liabilities - Recurring
Forward sales commitment	506	—	506	—

There were no Level 3 fair value measurements for financial instruments measured on a non-recurring basis at fair value at September 30, 2024 and December 31, 2023.

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

		September 30,		December 31,
		2024		2023
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial assets
Cash	Level 1	$13,241	$13,241	$10,383	$10,383
Federal funds sold	Level 2	12,163	12,163	7,331	7,331
Investment securities available for sale	Level 2	83,462	83,462	105,085	105,085
Investment securities available for sale	Level 3	500	500	500	500
Restricted stock	Level 2	1,802	1,802	2,985	2,985
Loans held for sale	Level 2	2,442	2,442	4,983	4,983
Loans	Level 3	614,772	596,381	575,008	547,935
Bank owned life insurance	Level 2	13,387	13,387	13,120	13,120
Accrued interest receivable	Level 2	3,593	3,593	3,827	3,827
Interest rate lock commitments	Level 2	302	302	271	271
Forward sales commitment	Level 2	6	6	—	—

Financial liabilities
Deposits	Level 2	646,200	646,152	605,345	605,226
FHLB borrowings	Level 2	20,000	20,008	45,000	44,999
Trust preferred securities	Level 2	8,764	9,121	8,764	8,848
Other borrowings	Level 2	5,700	5,700	5,700	5,700
Accrued interest payable	Level 2	364	364	210	210
Forward sales commitment	Level 2	—	—	506	506

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

The following table presents segment information as of and for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended September 30, 2024

Revenues
Interest income	$10,203	$133	$—	$10,336
Mortgage banking income, net	—	632	(90)	542
Other revenues	886	—	(41)	845
Total revenues	11,089	765	(131)	11,723

Expenses
Provision for credit losses	—	—	—	—
Interest expense	3,265	—	—	3,265
Salaries and benefits	2,842	684	—	3,526
Other expenses	2,235	214	(131)	2,318
Total operating expenses	8,342	898	(131)	9,109

Income (loss) before income taxes	2,747	(133)	—	2,614
Income tax expense (benefit)	536	(28)	—	508
Net income (loss)	$2,211	$(105)	$—	$2,106

Capital expenditures by segment	$34	$—	$—	$34

Total assets	$772,990	$16,625	$(30,150)	$759,465

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Three Months Ended September 30, 2023

Revenues
Interest income	$8,334	$128	$—	$8,462
Mortgage banking income, net	—	570	(81)	489
Other revenues	871	—	(43)	828
Total revenues	9,205	698	(124)	9,779

Expenses
Provision for credit losses	—	—	—	—
Interest expense	2,348	—	—	2,348
Salaries and benefits	2,611	699	—	3,310
Loss on sale of investment securities, net	4,986	—	—	4,986
Other expenses	2,279	287	(124)	2,442
Total operating expenses	12,224	986	(124)	13,086

Loss before income taxes	(3,019)	(288)	—	(3,307)
Income tax benefit	(693)	(61)	—	(754)
Net loss	$(2,326)	$(227)	$—	$(2,553)

Capital expenditures by segment	$123	$—	$—	$123

Total assets	$738,452	$17,151	$(28,099)	$727,504

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Nine Months Ended September 30, 2024

Revenues
Interest income	$29,180	$360	$—	$29,540
Mortgage banking income, net	—	2,140	(196)	1,944
Other revenues	2,562	—	(124)	2,438
Total revenues	31,742	2,500	(320)	33,922

Expenses
Provision for credit losses	150	—	—	150
Interest expense	9,463	—	—	9,463
Salaries and benefits	8,418	2,057	—	10,475
Other expenses	6,575	682	(320)	6,937
Total operating expenses	24,606	2,739	(320)	27,025

Income (loss) before income taxes	7,136	(239)	—	6,897
Income tax expense (benefit)	1,416	(50)	—	1,366
Net income (loss)	$5,720	$(189)	$—	$5,531

Capital expenditures by segment	$273	$—	$—	$273

Total assets	$772,990	$16,625	$(30,150)	$759,465

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Nine Months Ended September 30, 2023

Revenues
Interest income	$23,876	$268	$—	$24,144
Mortgage banking income, net	—	1,718	(365)	1,353
Other revenues	2,572	—	(130)	2,442
Total revenues	26,448	1,986	(495)	27,939

Expenses
Provision for credit losses	—	—	—	—
Interest expense	5,541	—	—	5,541
Salaries and benefits	8,048	2,125	—	10,173
Loss on sale of investment securities, net	4,986	—	—	4,986
Other expenses	6,809	854	(495)	7,168
Total operating expenses	25,384	2,979	(495)	27,868

Income (loss) before income taxes	1,064	(993)	—	71
Income tax expense (benefit)	54	(209)	—	(155)
Net income (loss)	$1,010	$(784)	$—	$226

Capital expenditures by segment	$550	$—	$—	$550

Total assets	$738,452	$17,151	$(28,099)	$727,504

Note 13 – Shareholders’ Equity and Regulatory Matters

Accumulated Other Comprehensive Loss

The following table presents the change in accumulated other comprehensive loss for the nine months ended September 30, 2024 and year ended December 31, 2023 and is summarized as follows, net of tax (dollars in thousands):

	Unrealized	Defined
	Losses on AFS	Benefit
	Securities	Plan	Total

Accumulated other comprehensive loss December 31, 2023	$(5,604)	$(9)	$(5,613)
Other comprehensive income
Other comprehensive income before reclassification	1,574	-	1,574
Net current period other comprehensive income	1,574	-	1,574
Accumulated other comprehensive loss September 30, 2024	$(4,030)	$(9)	$(4,039)

	Unrealized	Defined
	Losses on AFS	Benefit
	Securities	Plan	Total

Accumulated other comprehensive loss December 31, 2022	$(10,863)	$(18)	$(10,881)
Other comprehensive income
Other comprehensive income before reclassification	1,320	9	1,329
Amounts reclassified from AOCI into earnings	3,939	-	3,939
Net current period other comprehensive income	5,259	9	5,268
Accumulated other comprehensive loss December 31, 2023	$(5,604)	$(9)	$(5,613)

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

The Basel III Capital Rules require banks to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).  The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of September 30, 2024, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950.  To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%.  As of September 30, 2024, the Bank exceeded the minimum ratios to be classified as well capitalized.

The capital amounts and ratios at September 30, 2024 and December 31, 2023 for the Bank are presented in the table below (dollars in thousands):

			Minimum Capital
			Requirements
	Actual		Including Conservation Buffer (1)		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2024
Total capital (to risk- weighted assets) Village Bank	$91,886	14.16%	$68,124	10.50%	$64,880	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	87,858	13.54%	55,148	8.50%	51,904	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	87,858	11.57%	30,385	4.00%	37,981	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	87,858	13.54%	45,416	7.00%	42,172	6.50%

December 31, 2023
Total capital (to risk- weighted assets) Village Bank	$86,493	14.49%	$62,679	10.50%	$59,695	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	82,764	13.86%	50,740	8.50%	47,756	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	82,764	11.14%	29,706	4.00%	37,133	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	82,764	13.86%	41,786	7.00%	38,801	6.50%

(1) Basel III Capital Rules require banking organizations to maintain a minimum CETI ratio of 4.5%, plus a 2.5% capital conservation buffer; a minimum Tier 1 capital ratio of 6.0%, plus a 2.5% capital conservation buffer; a minimum, total risk-based capital ratio of 8.0%, plus a 2.5% capital conservation buffer; and a minimum Tier leverage ratio of 4.0%.

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

At September 30, 2024 and December 31, 2023, the Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	September 30,	December 31,
	2024	2023

Undisbursed credit lines	$146,306	$127,918
Commitments to extend or originate credit	11,802	7,463
Standby letters of credit	1,203	1,202

Total commitments to extend credit	$159,311	$136,583

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

Note 15 – Mortgage Banking and Derivatives

Loans held for sale. The Company, through the Bank’s mortgage banking subsidiary, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. The Company’s portfolio of loans held for sale (“LHFS”) is accounted for in accordance with ASC 820 - Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business and totaled $2.4 million as of September 30, 2024, of which $2.4 million is related to unpaid principal, and totaled $5.0 million as of December 31, 2023, of which $4.8 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments. The Company, through the Bank’s mortgage banking subsidiary, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation.  The Company determines the fair value of IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at September 30, 2024, and totaled $302,000, with a notional amount of $11.8 million and total positions of 40, and was reported in “Other Assets” at December 31, 2023, and totaled $271,000 with a notional amount of $7.5 million and total positions of 27. Changes in fair value are recorded as a component of mortgage banking income, net in the Consolidated Income Statement for the periods ended September 30, 2024 and 2023. The Company’s IRLCs are classified as Level 2. At September 30, 2024 and December 31, 2023, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b).  The fair value of forward sales commitments is reported in “Other Assets” in the Consolidated Balance Sheet at September 30, 2024, and totaled $6,000 with a notional amount of $14.2 million and total positions of 50 and was reported in “Other Liabilities” at December 31, 2023, and totaled $506,000, with a notional amount of $12.3 million and total positions of 47.

Note 16 - Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB’) issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

●	the merger of the Company and the Bank with and into TowneBank (the “Merger”) may not be consummated in a timely manner or at all, which may adversely affect the Company’s business and the price of the Company’s common stock;
●	required regulatory approvals for the Merger may not be obtained, or may be obtained subject to unanticipated conditions;
●	the Company’s shareholders may fail to approve the Merger;
●	the Company and TowneBank may fail to satisfy other conditions to the consummation of the Merger or fail to meet expectations regarding the timing and consummation of the Merger;
●	an event, change or other circumstance could give rise to the termination of the Merger;
●	the announcement or pendency of the Merger could adversely affect the Company’s business relationships, results of operations, employees and business generally;
●	the proposed Merger may disrupt current plans and operations of the Company and cause difficulties in the Company’s employee retention;
●	the proposed Merger may divert management’s attention from the Company’s ongoing business operations;
●	legal proceedings may be instituted against the Company related to the Merger;
●	the amount of unexpected costs, fees, expenses and other charges related to the Merger;
●	changes in assumptions underlying the establishment of allowances for credit losses, and other estimates;
●	the risks of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
●	the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s or banking industry’s reputation becomes damaged;
●	the effects of future economic, business and market conditions;
●	legislative and regulatory changes, including the Dodd-Frank Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverages;
●	our inability to maintain our regulatory capital position;
●	the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions despite security measures implemented by the Company;
●	changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, and soundness of other financial institutions with which we do business;
●	risks inherent in making loans such as repayment risks and fluctuating collateral values;
●	changes in operations of Village Bank Mortgage Corporation as a result of the activity in the residential real estate market;
●	exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;
●	governmental monetary and fiscal policies;
●	geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
●	changes in accounting policies, rules and practices;

●	reliance on our management team, including our ability to attract and retain key personnel;
●	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
●	demand, development and acceptance of new products and services;
●	problems with technology utilized by us;
●	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events;
●	changing trends in customer profiles and behavior; and
●	other factors described from time to time in our reports filed with the SEC.

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

Agreement and Plan of Merger

On September 23, 2024, the Company, the Bank and TowneBank entered into an Agreement and Plan of Reorganization (the “Agreement”), which provides that, subject to the terms and conditions set forth in the Agreement, the Company and the Bank will merge with and into TowneBank (the “Merger”), with TowneBank being the surviving corporation in the Merger. Under the terms of the Agreement, shareholders of the Company will receive $80.25 per share in cash for each share of the Company’s common stock outstanding immediately prior to the Merger.

The Agreement and the transactions contemplated thereby are subject to the approval of the shareholders of the Company, approval of the Federal Deposit Insurance Corporation (“FDIC”), approval of the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia, and other customary closing conditions. The Company and TowneBank anticipate closing the Merger in the first quarter of 2025.

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

Results of operations

The following presents management’s discussion and analysis of the financial condition of the Company at September 30, 2024 and December 31, 2023 and the results of operations for the Company for the three and nine months ended September 30, 2024 and 2023. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Summary

For the three months ended September 30, 2024, the Company had a net income of $2.11 million, or $1.41 per fully diluted share, compared to a net loss of $2.55 million, or $(1.72) per fully diluted share, for the same period in 2023.  For the nine months ended September 30, 2024, the Company had net income of $5.53 million, or $3.70 per fully diluted share, compared to net income of $226,000, or $0.15 per fully diluted share, for the same period in 2023.

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

As of September 30, 2024, the allowance for credit losses was $4.03 million and included an allowance for credit losses on loans of $3.70 million and a reserve for unfunded commitments of $328,000.

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

	For the Three Months Ended September 30,
	2024	2023	Change

	(dollars in thousands)
Average interest-earning assets	$712,403	$700,657	$11,746
Interest income	$10,336	$8,462	$1,874
Yield on interest-earning assets	5.77%	4.79%	0.98%
Average interest-bearing liabilities	$437,547	$430,433	$7,114
Interest expense	$3,265	$2,348	$917
Cost of interest-bearing liabilities	2.97%	2.16%	0.81%
Net interest income	$7,071	$6,114	$957
Net interest margin	3.95%	3.46%	0.49%

The following are variances of note for the three months ended September 30, 2024 compared to the three months ended September 30, 2023:

●NIM expanded by 49 basis points to 3.95% for the three months ended September 30, 2024 compared to 3.46% for the three months ended September 30, 2023. The expansion was driven by the following:
o	The yield on our earning assets increased by 98 basis point to 5.77% for the three months ended September 30, 2024 compared to 4.79% for the three months ended September 30, 2023. The increase in our yield on earning assets continues to be a result of improvement in our earning asset mix as well as the impact of the rise in interest rates during 2023 and 2024. We expect to see continued improvement in the yield on earning assets because of higher yielding loan growth combined with the amortization of lower yielding assets.

o	The increased yield on earnings assets was partially offset by the cost of interest-bearing liabilities increasing by 81 basis points to 2.97% for the three months ended September 30, 2024 compared to 2.16% for the three months ended September 30, 2023. The increase in our cost of interest bearing liabilities has been driven by an increase in the rate paid on variable rate debt and market pressures on deposit rates. The rate paid on money market deposit accounts increased 108 basis points to 3.30% for the three months ended September 30, 2024 compared to 2.22% for the three months ended September 30, 2023, and the rate paid on time deposits increased 142 basis points to 3.55% for the three months ended September 30, 2024 compared to 2.13% for the three months ended September 30, 2023. The increase in the rate on time deposits was impacted heavily by the addition of $20.0 million in brokered time deposits at a weighted average rate of 4.89% during the three months ended March 31, 2024. During the three months ended September 30, 2024, $5.0 million in brokered time deposits at a weighted average rate of 4.98% matured and were not replaced due to core deposit growth during the three months ended September 30, 2024.

o	While the rate paid on interest bearing liabilities increased by 81 basis points for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, overall cost of funds increased by 55 basis points, 1.92% for the three months ended September 30, 2024 compared to 1.37% for the three months ended September 30, 2023. The lower increase in cost of funds was driven by our strong non-interest bearing deposits level, which remains near 38% of our deposit base.

	For the Nine Months Ended September 30,
	2024	2023	Change

	(dollars in thousands)
Average interest-earning assets	$704,451	$692,961	$11,490
Interest income	$29,540	$24,144	$5,396
Yield on interest-earning assets	5.60%	4.66%	0.94%
Average interest-bearing liabilities	$437,295	$421,135	$16,160
Interest expense	$9,463	$5,541	$3,922
Cost of interest-bearing liabilities	2.89%	1.76%	1.13%
Net interest income	$20,077	$18,603	$1,474
Net interest margin	3.81%	3.59%	0.22%

The following are variances of note for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

●	NIM expanded by 22 basis points to 3.81% for the nine months ended September 30, 2024 compared to 3.59% for the nine months ended September 30, 2023. The expansion was driven by the following:

o	The yield on our earning assets increased by 94 basis points, 5.60% as of the nine months ended September 30, 2024 compared to 4.66% as of the nine months ended September 30, 2023. The increase in our yield on earning assets continues to be a result of improvement in our earning asset mix as well as the impact of the rise in interest rates during 2023 and 2024. We expect to see continued improvement in the yield on earning assets because of higher yielding loan growth combined with the amortization of lower yielding assets.

o	The increased yield on earning assets was partially offset by the cost of interest-bearing liabilities increasing by 113 basis points to 2.89% for the nine months ended September 30, 2024 compared to 1.76% for the nine months ended September 30, 2023. The increase in our cost of funds was driven by an increase in the rate paid on variable rate debt and market pressures on deposit rates. The rate paid on money market deposit accounts increased 118 basis points to 2.88% for the nine months ended September 30, 2024 compared to 1.70% for the nine months ended September 30, 2023, and the rate paid on time deposits increased 272 basis points to 4.25% for the nine months ended September 30, 2024 compared to 1.53% for the nine months ended September 30, 2023. The increase in the rate on time deposits was impacted heavily by the addition of $20.0 million in brokered time deposits at a weighted average rate of 4.89% during the three months ended March 31, 2024. During the nine months ended September 30, 2024, $5.0 million in brokered time deposits at a weighted average rate of 4.98% matured and were not replaced due to core deposit growth during the three months ended September 30, 2024. While we expect there will be continued pressure on our funding base, we continue to see the velocity of those increases slowing down as of September 30, 2024.

o	While the rate paid on interest bearing liabilities increased by 113 basis points for the nine months ended September 30, 2024, overall cost of funds increased by 77 basis points, 1.88% for the nine months ended September 30, 2024 vs. 1.11% for the nine months ended September 30, 2023. The lower increase in cost of funds was driven by our strong non-interest bearing deposits level, which remained near 38% of our deposit base.

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

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
		Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$94,399	$1,717	7.24%	$87,726	$1,343	6.07%
Real estate - residential	131,905	1,944	5.86%	110,784	1,621	5.81%
Real estate - commercial	311,294	4,176	5.34%	283,169	3,384	4.74%
Real estate - construction	50,538	918	7.23%	52,545	700	5.29%
Student loans	13,909	242	6.92%	19,964	307	6.10%
Consumer	4,436	89	7.98%	4,122	88	8.47%
Loans net of deferred fees	606,481	9,086	5.96%	558,310	7,443	5.29%
Loans held for sale	7,908	133	6.69%	7,953	128	6.39%
Investment securities	83,287	904	4.32%	124,780	745	2.37%
Federal funds and other	14,727	213	5.75%	9,614	146	6.02%
Total interest earning assets	712,403	10,336	5.77%	700,657	8,462	4.79%
Allowance for credit losses	(3,690)			(3,298)
Cash and due from banks	10,131			12,507
Premises and equipment, net	11,628			11,932
Other assets	24,225			23,354
Total assets	$754,697			$745,152

Interest bearing deposits
Interest checking	$68,688	$128	0.74%	$78,496	$133	0.67%
Money market	230,294	1,911	3.30%	201,732	1,131	2.22%
Savings	29,513	12	0.16%	42,616	16	0.15%
Certificates	65,966	589	3.55%	52,744	283	2.13%
Total deposits	394,461	2,640	2.66%	375,588	1,563	1.65%
Borrowings
Long-term debt - trust
preferred securities	8,764	162	7.35%	8,764	161	7.29%
FHLB advances	28,587	329	4.58%	40,109	488	4.83%
Subordinated debt, net	5,700	134	9.35%	5,700	134	9.33%
Other borrowings	35	—	—%	272	2	2.92%
Total interest bearing liabilities	437,547	3,265	2.97%	430,433	2,348	2.16%
Noninterest bearing deposits	240,783			247,819
Other liabilities	4,277			2,890
Total liabilities	682,607			681,142
Equity capital	72,090			64,010
Total liabilities and capital	$754,697			$745,152

Net interest income before provision for credit losses		$7,071			$6,114
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			2.80%			2.63%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.95%			3.46%

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
		Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$93,429	$4,840	6.92%	$88,833	$3,931	5.92%
Real estate - residential	130,550	5,978	6.12%	102,237	4,365	5.71%
Real estate - commercial	304,651	11,599	5.09%	282,687	9,944	4.70%
Real estate - construction	48,250	2,294	6.35%	49,603	1,851	4.99%
Student loans	15,271	774	6.77%	20,106	1,006	6.69%
Consumer	4,472	286	8.54%	4,244	233	7.34%
Loans net of deferred fees	596,623	25,771	5.77%	547,710	21,330	5.21%
Loans held for sale	7,247	360	6.64%	5,675	269	6.34%
Investment securities	85,465	2,741	4.28%	131,483	2,192	2.23%
Federal funds and other	15,116	668	5.90%	8,093	353	5.83%
Total interest earning assets	704,451	29,540	5.60%	692,961	24,144	4.66%
Allowance for credit losses	(3,593)			(3,276)
Cash and due from banks	10,724			11,897
Premises and equipment, net	11,716			11,854
Other assets	24,110			23,499
Total assets	$747,408			$736,935

Interest bearing deposits
Interest checking	$71,377	$375	0.70%	$80,859	$297	0.49%
Money market	213,813	4,614	2.88%	191,513	2,438	1.70%
Savings	31,702	38	0.16%	45,229	52	0.15%
Certificates	67,869	2,161	4.25%	51,286	585	1.53%
Total deposits	384,761	7,188	2.50%	368,887	3,372	1.22%
Borrowings
Long-term debt - trust
preferred securities	8,791	486	7.38%	8,764	447	6.82%
FHLB advances	37,836	1,381	4.88%	37,509	1,347	4.80%
Subordinated debt, net	5,700	404	9.47%	5,698	366	8.59%
Other borrowings	207	4	2.58%	277	9	4.34%
Total interest bearing liabilities	437,295	9,463	2.89%	421,135	5,541	1.76%
Noninterest bearing deposits	236,314			249,051
Other liabilities	4,104			3,010
Total liabilities	677,713			673,196
Equity capital	69,695			63,739
Total liabilities and capital	$747,408			$736,935

Net interest income before provision for credit losses		$20,077			$18,603
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			2.71%			2.90%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.81%			3.59%

Provision for Credit losses

On January 1, 2023, the Commercial Banking Segment adopted the CECL methodology for estimating credit losses, which resulted in an increase of $150,000 in the allowance for credit losses on January 1, 2023. The allowance for credit losses included an allowance for credit losses on loans of $3.24 million and a reserve for unfunded commitments of $277,000.

As of September 30, 2024, the allowance for credit losses was $4.03 million and included an allowance for credit losses on loans of $3.70 million and a reserve for unfunded commitments of $328,000.

The Company recorded a $8,500 recovery for credit losses on loans for the three months ended September 30, 2024. The recovery for credit losses on loans was driven primarily by stable local economic conditions, credit quality remaining strong, and the impact of net-recoveries recognized during the three months ended September 30, 2024.

The Company recorded a $8,500 provision for credit losses for unfunded commitments for the three months ended September 30, 2024, which was driven by a slight increase in balance in the total commitments outstanding at September 30, 2024.

The Company recorded a provision for credit losses for loans of $128,000 for the nine months ended September 30, 2024, which was the result of loan growth supported by stable macroeconomic conditions and credit quality remaining strong.  Non-performing loans as a percentage of loans were consistent, 0.06% at September 30, 2024 compared to 0.05% at December 31, 2023.

The Company recorded a provision for credit losses for unfunded commitments of $21,800 for the nine months ended September 30, 2024, which was driven by an increase in the total commitments outstanding at September 30, 2024.

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

The allowance for credit losses on loans to total loans ratio at the Company is 0.60% as of September 30, 2024 compared to the peer average of 1.12%. Management considers this level of allowance, when compared to peers, sufficient and appropriate based on the current asset quality metrics of the Company compared to peers and the overall assessment of the Company’s loan portfolio. We believe our current level of allowance for credit losses is sufficient given current economic conditions and projections for unemployment.

For more financial data and other information about the allowance for credit losses refer to section, “Balance Sheet Analysis” under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 5 “Loans and allowance for credit losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Noninterest income (loss)

Noninterest income (loss) includes service charges and fees on deposit accounts, fee income related to loan origination, and mortgage banking income, net. Mortgage banking income, net, represented 40% and 31%, for the three month periods ended September 30, 2024 and 2023, respectively.  Service charges and fees represent 50% and 53%, of noninterest income for the three month periods ended September 30, 2024 and 2023, respectively.

	For the Three Months Ended
	September 30,		Change
	2024	2023	$	%

	(dollars in thousands)
Service charges and fees	$692	$694	$(2)	(0.3)%
Mortgage banking income, net	542	489	53	10.8%
Loss on sale of investment securities	—	(4,986)	4,986	100.0%
Other	153	134	19	14.2%
Total noninterest income (loss)	$1,387	$(3,669)	$5,056	(137.8)%

The increase in noninterest income of $5.06 million for the three months ended September 30, 2024, was the result of the following:

●	The $4.99 million loss on sale of investment securities was the result of the balance sheet reposition strategy completed during the three months ended September 30, 2023, which was not replicated in 2024.
●	Mortgage banking income, net increased $53,000 as a result of efforts to expand revenue opportunities, control expenses, and improve gross margins on loans sold.

	For the Nine Months Ended
	September 30,		Change
	2024	2023	$	%

	(dollars in thousands)
Service charges and fees	$1,988	$2,074	$(86)	(4.1)%
Mortgage banking income, net	1,944	1,353	591	43.7%
Loss on sale of investment securities	—	(4,986)	4,986	100.0%
Other	450	368	82	22.3%
Total noninterest income (loss)	$4,382	$(1,191)	$5,573	(467.9)%

The increase in noninterest income of $5.57 for the nine months ended September 30, 2024, was the result of the following:

●	The $4.99 ,000 loss on sale of investment securities was the result of the balance sheet reposition strategy completed during the nine months ended September 30, 2023, which was not replicated in 2024.
●	The $591,000 increase in mortgage banking income, net during the nine months ended September 30, 2024 was impacted by the following:
o	Result of efforts to expand revenue opportunities and improve gross margins on loans sold, and
o	The fair value of forward sales commitments associated with the Mortgage Banking Segment’s loans held for sale and interest rate lock commitments was adjusted to properly reflect the timing of income recognition in the life cycle of the interest rate lock commitments and loans held for sale, which resulted in a $233,900 increase to net income for the period. This increase was a one-time adjustment and is not expected to be recurring. Mortgage revenue is expected to normalize going forward.

Noninterest expense

	For the Three Months Ended
	September 30,		Change
	2024	2023	$	%

	(dollars in thousands)
Salaries and benefits	$3,526	$3,310	$216	6.5%
Occupancy	283	314	(31)	(9.9)%
Equipment	356	288	68	23.6%
Supplies	62	35	27	77.1%
Data processing	498	553	(55)	(9.9)%
Professional and outside services	420	341	79	23.2%
Advertising and marketing	98	89	9	10.1%
FDIC insurance premium	82	81	1	1.2%
Other operating expense	519	741	(222)	(30.0)%
Total noninterest expense	$5,844	$5,752	$92	1.6%

The increase in noninterest expense of $92,000 for the three months ended September 30, 2024, was the result of the following:

●	Salaries and benefits were up $216,000 primarily as a result of annual merit increases and increased benefits costs.
●	Equipment expenses increased by $68,000 as a result of increased costs associated with new hardware and associated software costs.
●	Professional and outside services expenses increased by $79,000 as a result of increased costs associated with legal fees, consultant fees, and increased fees associated with debit and credit card usage.
●	Other operating expense decreased $222,000 primarily as a result of a decrease in check and card fraud during the the three months ended September 30, 2024.

	For the Nine Months Ended
	September 30,		Change
	2024	2023	$	%

	(dollars in thousands)
Salaries and benefits	$10,475	$10,173	$302	3.0%
Occupancy	925	932	(7)	(0.8)%
Equipment	935	854	81	9.5%
Supplies	161	119	42	35.3%
Data processing	1,419	1,484	(65)	(4.4)%
Professional and outside services	1,248	1,059	189	17.8%
Advertising and marketing	276	340	(64)	(18.8)%
FDIC insurance premium	256	215	41	19.1%
Other operating expense	1,717	2,165	(448)	(20.7)%
Total noninterest expense	$17,412	$17,341	$71	0.4%

The increase in noninterest expense of $71,000 for the nine months ended September 30, 2024, was the result of the following:

●	Salaries and benefits were up $302,000 primarily as a result of annual merit increases and increased benefits costs.
●	Equipment expenses increased by $81,000 as a result of increased costs associated with new hardware and associated software costs.
●	Professional and outside services expenses increased by $189,000 as a result of increased costs associated with legal fees, consultant fees, and increased fees associated with debit and credit card usage.
●	Advertising and marketing expenses decreased by $64,000 as a result of timing of campaigns and cost control.
●	FDIC insurance premium increased by $41,000 as a result of an increase in the assessment rate implemented by the FDIC.
●	Other operating expenses decreased by $448,000 primarily as a result of a decrease in check and card fraud during the nine months ended September 30, 2024.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent differences and available tax credits. Income tax expense for the three and nine months ended September 30, 2024, was $508,000 and $1,366,000, respectively, resulting in an effective tax rate of 19.4% and 19.8%, respectively, compared to income tax benefit of  $754,000 and $155,000, respectively, or 22.8% and 218.2%, respectively, for the same periods in 2023. The increase in the effective tax rate was primarily related to a decrease in the tax credit received related to state taxes attributed to the Company and the Mortgage Banking Segment as well as the impact of the level of permanent difference related to the cash surrender value on bank owned life insurance remaining similar with significant change in pre-tax income. The Bank is not subject to Virginia income taxes, and instead is subject to a franchise tax based on bank capital.

Balance Sheet Analysis

Investment securities

At September 30, 2024 and December 31, 2023, all of our investment securities were classified as available for sale.

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

As of September 30, 2024 approximately 81.0% of all loans are secured by mortgages on real property located principally in the Commonwealth of Virginia. Approximately 2.2% of the loan portfolio consists of rehabilitated student loans purchased by the Bank from 2014 to 2017 (see discussion following). The Company’s commercial and industrial loan portfolio represents approximately 16.1% of all loans.  Loans in this category are typically made to individuals and small and medium-sized businesses, and range between $250,000 and $2.5 million. Based on underwriting standards, commercial and industrial loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory, and real property.  The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.  The remainder of our loan portfolio is in consumer loans which represent less than 1% of the total.

Loans classified by type as of September 30, 2024 and December 31, 2023 are as follows (dollars in thousands):

	September 30, 2024		December 31, 2023
	Amount	%	Amount	%
Construction and land development
Residential	$16,661	2.71%	$10,471	1.82%
Commercial	36,247	5.90%	37,024	6.44%
	52,908	8.61%	47,495	8.26%
Commercial real estate
Owner occupied	129,747	21.10%	122,666	21.33%
Non-owner occupied	165,979	27.00%	154,855	26.93%
Multifamily	17,862	2.91%	12,743	2.22%
Farmland	318	0.05%	326	0.06%
	313,906	51.06%	290,590	50.54%
Consumer real estate
Home equity lines	22,384	3.64%	21,557	3.75%
Secured by 1-4 family residential,
First deed of trust	94,497	15.37%	95,638	16.63%
Second deed of trust	13,783	2.24%	11,337	1.97%
	130,664	21.25%	128,532	22.35%
Commercial and industrial loans
(except those secured by real estate)	98,878	16.08%	86,203	14.99%
Guaranteed student loans	13,645	2.22%	17,923	3.12%
Consumer and other	4,771	0.78%	4,265	0.74%

Total loans	614,772	100.00%	575,008	100.00%
Deferred fees and costs, net	612		803
Less: allowance for credit losses	(3,700)		(3,423)
	$611,684		$572,388

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

As of September 30, 2024, the allowance for credit losses was $4.03 million and included an allowance for credit losses on loans of $3.70 million and a reserve for unfunded commitments of $328,000.

We monitor and maintain an allowance for credit losses to absorb an estimate of expected losses inherent in the loan portfolio. The following table presents the credit loss experience on loans for the dates indicated (dollars in thousands).

		Provision for
		(Recovery of)					Ratio of Net
	Beginning	Credit Losses			Ending	Average	(Charge-offs) to
	Balance	on Loans	Charge-offs	Recoveries	Balance	Loans	Average Loans
Nine Months Ended September 30, 2024
Construction and land development
Residential	$86	$16	$—	$—	$102	$11,515	—%
Commercial	228	(16)	—	—	212	36,735	—%
	314	—	—	—	314	48,250	—%
Commercial real estate
Owner occupied	409	57	—	—	466	125,079	—%
Non-owner occupied	1,467	16	—	—	1,483	162,635	—%
Multifamily	44	30	—	—	74	16,726	—%
Farmland	3	(2)	—	—	1	210	—%
	1,923	101	—	—	2,024	304,650	—%
Consumer real estate
Home equity lines	40	(17)	—	10	33	22,210	0.05%
Secured by 1-4 family residential
First deed of trust	293	(17)	—	3	279	95,784	0.00%
Second deed of trust	99	(100)	—	114	113	12,557	0.91%
	432	(134)	—	127	425	130,551	0.10%
Commercial and industrial loans
(except those secured by real estate)	640	55	—	37	732	93,429	0.04%
Student loans	57	—	(16)	—	41	15,271	(0.10)%
Consumer and other	36	(3)	—	1	34	4,472	0.02%
Unallocated	21	109	—	—	130	—	—%

	$3,423	$128	$(16)	$165	$3,700	$596,623	0.02%

			Provision for
		Impact of	(Recovery of)					Ratio of Net
	Beginning	adopting	Credit Losses			Ending	Average	(Charge-offs) to
	Balance	ASC 326	on Loans	Charge-offs	Recoveries	Balance	Loans	Average Loans
Year Ended December 31, 2023
Construction and land development
Residential	$79	$3	$4	$—	$—	$86	$8,153	—%
Commercial	192	34	2	—	—	228	41,328	—%
	271	37	6	—	—	314	49,481	—%
Commercial real estate
Owner occupied	867	(475)	17	—	—	409	119,678	—%
Non-owner occupied	1,289	192	(14)	—	—	1,467	153,506	—%
Multifamily	33	7	4	—	—	44	12,385	—%
Farmland	—	—	3	—	—	3	183	—%
	2,189	(276)	10	—	—	1,923	285,752	—%
Consumer real estate
Home equity lines	11	24	5	—	—	40	18,459	—%
Secured by 1-4 family residential
First deed of trust	131	76	83	—	3	293	79,584	0.00%
Second deed of trust	43	25	15	—	16	99	9,550	0.17%
	185	125	103	—	19	432	107,593	0.02%
Commercial and industrial loans
(except those secured by real estate)	576	1	(110)	—	173	640	86,065	0.20%
Student loans	52	—	35	(30)	—	57	19,716	(0.15)%
Consumer and other	37	(5)	7	(3)	—	36	4,270	(0.07)%
Unallocated	60	(9)	(30)	—	—	21	—	—%

	$3,370	$(127)	$21	$(33)	$192	$3,423	$552,877	0.03%

For more financial data and other information about loans refer to Note 5 “Loans and allowance for credit losses” in the “Notes to Consolidated Financial Statements” contained in Item 1 of this Form 10-Q.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2024	2023
Nonaccrual loans	$369	$291
Foreclosed properties	—	—
Total nonperforming assets	$369	$291

Restructured loans (not included in nonaccrual loans above)	$—	$—

Loans past due 90 days and still accruing (1)	$1,570	$2,228

Nonaccrual loans to total loans (2)	0.06%	0.05%

Nonperforming assets to loans (2)	0.06%	0.05%

Nonperforming assets to total assets	0.05%	0.04%

Allowance for credit losses on loans to
Loans, net of deferred fees and costs	0.60%	0.59%
Loans, net of deferred fees and costs (excluding guaranteed loans)	0.61%	0.61%
Nonaccrual loans	1,002.71%	1,176.29%

(1) All loans 90 days past due and still accruing consist of United States Department of Agricultural loans that are guaranteed by the USDA which covers 100% of principal and interest and student loans that are guaranteed by the DOE which covers approximately 98% of the principal and interest.

(2) Loans are net of unearned income and deferred cost.

Nonperforming assets totaled $369,000 at September 30, 2024 compared to $291,000 at December 31, 2023.  Nonperforming assets, consisting solely of nonaccrual loans, totaled $369,000 at September 30, 2024, compared to $291,000 at December 31, 2023.

The following table presents an analysis of the changes in nonperforming assets for the nine months ended September 30, 2024 (in thousands):

	Nonaccrual
	Loans	OREO	Total
Balance December 31, 2023	$291	$—	$291
Additions	150	—	150
Loans placed back on accrual	(10)	—	(10)
Repayments	(62)	—	(62)
Charge-offs	—	—	—
Balance September 30, 2024	$369	$—	$369

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

There was $79,000 in loans with an individual allowance of $15,000 that were collateral dependent associated with the total nonaccrual loans of $369,000 at September 30, 2024. There were no individual allowances associated with the total nonaccrual loans of $291,000 at December 31, 2023, that were considered individually evaluated.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been approximately $92,000 and $83,000 for the nine months ended September 30, 2024 and 2023, respectively. Student loans totaling $1.20 million and $2.23 million at September 30, 2024 and December 31, 2023, respectively, were past due 90 days or more and interest was still being accrued as principal and interest on such loans have a 98% guarantee by the DOE.  The 2% not covered by the DOE guarantee is provided for in the allowance for credit losses.

Deposits

Deposits as of September 30, 2024 and December 31, 2023 were as follows (dollars in thousands):

	September 30, 2024		December 31, 2023
	Amount	%	Amount	%
Demand accounts	$246,838	38.2%	$247,624	40.9%
Interest checking accounts	69,763	10.8%	76,289	12.6%
Money market accounts	236,135	36.6%	195,249	32.3%
Savings accounts	31,626	4.9%	39,633	6.5%
Time deposits of $250,000 and over	25,485	3.9%	9,145	1.5%
Other time deposits	36,353	5.6%	37,405	6.2%
Total	$646,200	100.0%	$605,345	100.0%

Total deposits increased by $40,855,000, or 6.75%, from December 31, 2023. Variances of note are as follows:

●Noninterest bearing demand account balances decreased $786,000, or 0.32%, from December 31, 2023 and represented 38.2% of total deposits compared to 40.9% as of December 31, 2023. The decrease in noninterest bearing demand deposits was driven by a combination of consumers and businesses drawing down balances due to higher costs associated with continued pressure from inflation.
●Low cost relationship deposits (i.e. interest checking, money market, and savings) balances increased $26,353,000, or 8.47%, from December 31, 2023. The increase in low-cost relationship deposits from the prior periods was the result of seasonal relationship growth as well as some deposits moving from non-interest bearing to interest bearing.
●Time deposits increased by $15,288,000, or 32.8%, from December 31, 2023. The increase was the result of the Commercial Bank Segment issuing $20.0 million in brokered time deposits, at a weighted average rate of 4.89%, during the nine months ended September 30, 2024 to supplement the noninterest-bearing reduction. As of September 30, 2024, $5.0 million in brokered time deposits have matured and were not replaced as a result of core deposit growth.

The following table presents the average deposits balance and average rate paid for the dates indicated (dollars in thousands).

	Average Balance		Average Cost Rate

	September 30,	December 31,	September 30,	December 31,
	2024	2023	2024	2023
Noninterest bearing deposits	$236,314	$249,711
Interest checking	71,377	79,744	0.70%	0.53%
Money market	213,813	197,720	2.88%	1.97%
Savings	31,702	42,559	0.16%	0.16%
Certificates
Less than $250,000	38,257	42,191	3.80%	1.49%
$250,000 or more	29,612	9,396	4.83%	2.94%
Total interest bearing deposits	384,761	371,610	2.50%	1.42%
Total deposits	$621,075	$621,321	1.55%	0.85%

The following table presents (in thousands) the scheduled maturities of time deposits greater than $250,000 which is the maximum FDIC insurance limit.

	September 30,	December 31,
	2024	2023
Months to maturity:
Three or less	$13,043	$1,268
Over three through six	9,208	3,889
Over six through twelve	2,693	3,449
Over twelve	541	539
Total	$25,485	$9,145

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

Capital resources

Shareholders’ equity at September 30, 2024 was $74,199,000 compared to $67,556,000 at December 31, 2023. The $6,643,000 increase in shareholders’ equity during the nine months ended September 30, 2024, was due primarily to the recognition of net income of $5,531,000 and by the $1,574,000 decrease in accumulated other comprehensive loss offset by the dividend payouts of $807,000.

The following table presents the composition of regulatory capital and the capital ratios for the Bank at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2024	2023
Tier 1 capital
Total bank equity capital	$83,819	$77,151
Net unrealized loss on available-for-sale securities	4,029	5,603
Defined benefit postretirement plan	10	10
Total Tier 1 capital	87,858	82,764

Tier 2 capital
Allowance for credit losses	4,028	3,729
Tier 2 capital deduction	—	—
Total Tier 2 capital	4,028	3,729

Total risk-based capital	91,886	86,493

Risk-weighted assets	$648,803	$596,946

Average assets	$759,627	$742,655

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	11.57%	11.14%
Common equity tier 1 capital ratio (CET 1)	13.54%	13.86%
Tier 1 capital to risk-weighted assets	13.54%	13.86%
Total capital to risk-weighted assets	14.16%	14.49%
Equity to total assets	11.07%	10.50%

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

At September 30, 2024, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $109,366,000, or 14.4% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

At September 30, 2024, the Company had approximately $249.4 million in uninsured deposits, which represents 38.70% of total deposits. Total liquidity sources at September 30, 2024 equal $214.60 million, or 86.05% of uninsured deposits.

The Company’s internal policy limits wholesale deposits (i.e., brokered deposits and internet listing services) to 20 percent of total funding, representing $151.2 million of additional availability as of September 30, 2024. The Company had $15.3 million in wholesale deposits as of September 30, 2024, which were brokered deposits with a weighted average rate of 4.89%.

Our holdings of liquid assets plus the ability to maintain and expand our deposit base and borrowing capabilities serve as our principal sources of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds lines of credit with correspondent banks totaling $22.8 million for which there were no borrowings against the lines at September 30, 2024 and December 31, 2023.

We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2024 was $22.6 million, based on the Bank's qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets, which would result in a total remaining credit availability of $166.4 million as of September 30, 2024.

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At September 30, 2024, we had commitments to originate $159,311,000 of loans. Fixed commitments to incur capital expenditures were less than $100,000 at September 30, 2024. Certificates of deposit scheduled to mature in the 12-month period ending September 30, 2025 totaled $56,528,000. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2024. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024 in ensuring that all material information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed summarized and reported with the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A – RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10- K for the year ended December 31, 2023, as filed with the SEC on March 22, 2024. Additional risks not presently known, or that are currently deemed immaterial, may also adversely affect the Company's business, financial condition or results of operations.

The Merger with TowneBank may distract management of the Company from its other responsibilities.

The Merger could cause management of the Company to focus its time and energies on matters related to the Merger that otherwise would be directed to the Company’s business and operations. Any such distraction on the part of management of the Company, if significant, could affect its ability to service existing business and develop new business and may adversely affect the business and earnings of the Company.

Termination of the Agreement with TowneBank could negatively impact the Company.

Each of the Company’s and TowneBank’s obligation to consummate the Merger remains subject to a number of conditions which must be fulfilled to consummate the Merger, and there can be no assurance that all of the conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Any delay in completing the Merger could cause the Company not to realize some or all of the benefits that the Company expects to achieve if the Merger is successfully completed within its expected timeframe. If the Agreement is terminated, the Company’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. TowneBank and/or the Company may be subject to litigation related to any failure to complete the Merger or to proceedings commenced against either company to perform obligations under the Agreement. If the Agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by the Company’s board of directors, the Company may be required to pay to TowneBank a termination fee of $4.8 million.

In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Agreement. If the Merger is not completed, the Company would have to recognize these expenses and would have committed substantial time and resources by management, without the Company’s shareholders receiving cash proceeds from the Merger. In addition, failure to consummate the Merger also may result in negative reactions from the financial markets or from the Company’s customers, vendors and employees.

The Agreement with TowneBank limits the ability of the Company to pursue alternatives to the Merger.

The Agreement contains customary “no-shop” provisions that, subject to limited exceptions, limit the ability of the Company to initiate, solicit, endorse, encourage or knowingly facilitate any inquiries or proposals with respect to any competing third-party proposals to acquire all or a significant part of the Company. In addition, under certain circumstances, if the Agreement is terminated and the Company consummates a similar transaction with a party other than TowneBank, the Company must pay to TowneBank a fee of $4.8 million. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing the acquisition even if it were prepared to pay consideration, with respect to the Company or its shareholders, with a higher per share market price than that proposed in the Merger.

The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effects of the Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees by the Company may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the Company or the combined company following the Merger. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or the combined company following the Merger, the Company’s business could be harmed. In addition, the Company has agreed to operate its business in the ordinary course prior to the closing of the Merger and from taking certain specified actions without the consent of TowneBank. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated, or cannot be met.

Before the Merger may be completed, various approvals, consents and non-objections must be obtained from bank regulatory authorities, including the FDIC. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Agreement or imposing additional material costs on the Company. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Merger. The completion of the Merger is conditioned on the receipt of the requisite regulatory approvals without the imposition of any materially burdensome regulatory condition and the expiration of all statutory waiting periods. Additionally, the completion of the Merger is conditioned on the absence of any order, decree or injunction by any court or governmental entity of competent jurisdiction that would enjoin or prohibit the completion of the Merger.

If the consummation of the Merger is delayed, including by a delay in receipt of necessary regulatory approvals, the Company’s business, financial condition and results of operations may be adversely affected.

Shareholder litigation could prevent or delay the completion of the Merger or otherwise negatively impact the Company’s business, financial condition and results of operations.

Shareholders of the Company and/or TowneBank may file lawsuits against the Company, TowneBank and/or the directors and officers of either company in connection with the Merger. One of the conditions to the closing is that no order, decree or injunction by any court or governmental entity of competent jurisdiction that would enjoin or prohibit the completion of the Merger be in effect. If any plaintiff were successful in obtaining an injunction prohibiting the Company or TowneBank from completing the Merger or any of the other transactions contemplated by the Agreement, then such injunction may delay or prevent the effectiveness of the Merger and could result in significant costs to the Company, including any cost associated with the indemnification of the Company’s directors and officers. The Company may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the Merger. Shareholder lawsuits may divert management attention from management of the Company’s business or operations. Such litigation could have an adverse effect on the Company’s business, financial condition and results of operations and could prevent or delay the completion of the Merger.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES and USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

2.1

Agreement and Plan of Reorganization, dated as of September 23, 2024, by and among TowneBank, Cardinal Sub, Inc., Village Bank and Trust Financial Corp. and Village Bank (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed with the SEC on September 25, 2024).*

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101

The following materials from the Village Bank and Trust Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed

Consolidated Financial Statements.

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).
*

Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the  SEC upon request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date:	November 12, 2024	By:	/s/ James E. Hendricks, Jr.
James E. Hendricks, Jr.
President and Chief Executive Officer

Date:	November 12, 2024	By:	/s/ Donald M. Kaloski, Jr.
Donald M. Kaloski, Jr.
Executive Vice President and Chief Financial Officer