Form 10-K
period 2024-12-31
Village Bank & Trust Financial Corp.
filed 2025-03-26
CIK 1290476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $27,436,000.

The number of shares of common stock outstanding as of March 15, 2025 was 1,498,097.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Bank revenues are derived from interest and fees received in connection with loans, deposits, and mortgage services. Administrative and operating expenses are the major expenses, followed by interest paid on deposits and borrowings. Revenues from the Mortgage Company consist primarily of gains from the sale of loans and loan origination fees and its major expenses consist of personnel, occupancy, data processing, and other operating expenses. In 2024, revenue (after intercompany eliminations) generated by the Bank totaled $43.1 million and the Mortgage Company generated $3.2 million in revenue.

Segment Reporting

The Company has two reportable segments: traditional commercial banking and mortgage banking. For more financial data and other information about each of the Company’s operating segments, refer to Note 19 “Segment Reporting” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Business Strategy

We have pursued strategies aimed at helping us achieve long-term total shareholder returns that rank in the top quartile of a nationwide peer group. To achieve this goal, we strived to deliver a top quartile return on equity, produce sustainable earnings growth, achieve best quartile earnings volatility in our industry and deliver best quartile asset quality in the worst part of the economic cycle. Our business strategies include the following:

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

Lending Limit. As of December 31, 2024, our legal lending limit for loans to one borrower was approximately $13,973,000.

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

At June 30, 2024, the latest date such information is available from the FDIC, the Bank’s deposit market share in Chesterfield County was 4.36%, 4.99% in Hanover County, 11.88% in Powhatan County, 1.12% in the Richmond metropolitan statistical area, 0.99% in Henrico County and 0.63% in James City County.

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

In October 2024, the Consumer Financial Protection Bureau (“CFPB”) issued a final rule regarding personal financial data rights that is designed to promote “open banking.” The final rule requires, among other things, that data providers, including any financial institution, make available to consumers and certain authorized third parties, upon request, certain covered transaction, account, and payment information. On the same day the final rule was released, certain industry participants filed a complaint against the CFPB challenging the final rule. This legal challenge has since been paused to allow time for the CFPB to assess the rule and determine whether it aligns with the agency’s current policy objectives.

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

Limits on the Payment of Dividends. The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Virtually all of the Company’s cash revenues will result from dividends paid to it by the Bank, which is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings without approval by the BFI. As of December 31, 2024, the Bank’s retained earnings were $17,283,000. In addition, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be "undercapitalized," as defined in FDIC regulations.

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

To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. At December 31, 2024, the Bank’s common equity Tier 1 capital ratio was 13.82%, its Tier 1 risk-based capital ratio was 13.82%, its total risk-based capital ratio was 14.45% and its leverage ratio was 11.56%. Accordingly, as of December 31, 2024, the Bank met the minimum ratios to be classified as well capitalized. More information concerning our regulatory ratios at December 31, 2024 is included in Note 13 to the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

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

Incentive Compensation Policies and Restrictions. In July 2010, the federal banking agencies issued guidance that applies to all banking organizations supervised by the agencies (thereby including both the Company and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. At December 31, 2024, we had not been made aware of any instances of non-compliance with this guidance. The Dodd-Frank Act requires the appropriate federal regulators to establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or bank that provides an insider or other employee with “excessive compensation” or that could lead to a material financial loss to such firm. These standards have not yet been established.

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

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on depository institutions by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. Federal regulatory authorities also have broad enforcement powers over us, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors. At December 31, 2024, the Bank met the ratio requirements to be classified as a well capitalized financial institution.

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

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB has broad rule making authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction.

In February 2025, the Trump administration halted the CFPB’s operations, and its employees were instructed to cease all supervision and examination activity.  As a result, the future of the CFPB and its impact on our business are uncertain.

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

On October 24, 2023, the federal bank regulatory agencies issued a final rule to modernize their respective CRA regulations. The revised rule substantially alters the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rule evaluates lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rule has been subject to an injunction since March 29, 2024, and the effective dates will be extended pending resolution of the lawsuit.

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

Employees

As of December 31, 2024, the Company and its subsidiaries had a total of 133 full-time employees and 3 part-time employees. None of the Company’s employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

The level of the allowance for credit losses on loans reflects management’s evaluation of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. The determination of the appropriate level of the allowance for credit losses on loans inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although we believe the allowance for credit losses on loans is a reasonable estimate of expected losses in the loan portfolio, we cannot precisely predict such losses or be certain that the allowance for credit losses on loans will be adequate in the future. Deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for credit losses on loans. In addition, bank regulatory agencies and our auditors periodically review our allowance for credit losses on loans and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. Further, if charge-offs in future periods exceed the allowance for credit losses on loans, we will need additional provisions to increase the allowance for credit losses on loans.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

Our nonperforming assets adversely affect our net income in various ways. Nonperforming assets, (which include nonaccrual loans and other real estate owned, but exclude loans past due 90 days and still accruing as these loans are rehabilitated student loans which have a 98% guarantee by the DOE of principal and interest), were $332,000, or 0.04% of total assets, as of December 31, 2024. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair value of the collateral less estimated selling costs, which may result in a loss. An increased level of nonperforming assets also increases our risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. We utilize various techniques such as workouts, restructurings and loan sales to manage problem assets. Increases in or negative changes in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that we will avoid increases in nonperforming loans in the future.

We have a high concentration of loans secured by real estate, and a downturn in the local real estate market could materially and negatively affect our business.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, residential mortgages, home equity loans and lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) located principally in the Commonwealth of Virginia. As of December 31, 2024, 82.14% of all loans were secured by mortgages on real property. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. If there is a decline in real estate values, especially in our market area, the collateral for loans would deteriorate and provide significantly less security. The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and we would be more likely to suffer losses.

A portion of our loan portfolio consists of construction and land development loans, and a decline in real estate values and economic conditions would adversely affect the value of the collateral securing the loans and have an adverse effect on our financial condition.

At December 31, 2024, approximately 9.35% of our loan portfolio, or $57,869,000, consisted of construction and land development loans. Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate and improved, income producing real estate. Risk of loss on a construction or land development loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction or development, the marketability of the property, and the bid price and estimated cost (including interest) of construction or development. If the estimate of construction or development costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders and developers, the cost breakdown of construction or development is provided by the builder or developer. Although our underwriting criteria are designed to evaluate and minimize the risks of each construction or land development loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to our operations. In addition, construction and land development loans are dependent on the successful completion of the projects they finance. Loans secured by vacant or unimproved land are generally riskier than loans secured by improved property. These loans are more susceptible to adverse conditions in the real estate market and local economy.

We have a significant concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2024, we had approximately $317,821,000 in loans secured by commercial real estate, representing approximately 51.36% of total loans outstanding at that date. The real estate consists primarily of non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful rental of their properties. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Some degree of instability in the commercial real estate markets is expected in the coming quarters as loans are refinanced in markets with higher vacancy rates under current economic conditions. The outlook for commercial real estate remains dependent on the broader economic environment and, specifically, how major subsectors respond to a higher interest rate environment and higher prices for commodities, goods and services.  Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition.

Our banking regulators generally give commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for credit losses and capital as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on our results of operations.

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

Mortgage banking income, net of commissions, represented approximately 42.33% of total noninterest income, excluding loss on sale of investment securities, net, for the year ended December 31, 2024. The success of our mortgage company is dependent upon our ability to originate loans and sell them to investors at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage banking activities. As a result, these conditions would also adversely affect our results of operations.

Risk Related to Liquidity

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could reduce our access to liquidity sources include a downturn in the economy, difficult credit markets or the liquidity needs of our depositors. A substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. Our access to deposits may be negatively impacted by, among other factors, changes in interest rates which could promote increased competition for deposits, including from new fintech competitors, or provide customers with alternative investment options. Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as many regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2024, approximately 35.84% of our deposits were uninsured and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

Unrealized losses in our securities portfolio could affect liquidity.

As market interest rates increased in 2022 and 2023, we experienced significant unrealized losses on our available for sale securities portfolio. Unrealized losses related to available for sale securities are reflected in accumulated other comprehensive loss in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available for sale securities portfolio and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, our access to liquidity sources could be affected by unrealized losses if securities must be sold at a loss; tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses; the Federal Home Loan Bank of Atlanta (“FHLB”) or other funding sources reduce capacity; or bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.

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

We face scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. In March 2024, the SEC adopted rules requiring public companies, such as the Company, to provide climate-related disclosures in their annual reports and registration statements. Investor advocacy groups, investment funds and influential investors may also focus on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

As of December 31, 2024, we had $5,700,000 of subordinated notes and $8,764,000 of subordinated debt securities outstanding. The agreements under which the subordinated notes and subordinated debt securities were issued prohibit us from paying any dividends on our common stock or making any other distributions to our shareholders upon our failure to make any required payment of principal or interest or during the continuance of an event of default under the applicable agreement. Events of default generally consist of, among other things, certain events of bankruptcy, insolvency or liquidation relating to us. If we were to fail to make a required payment of principal or interest on our subordinated notes or subordinated debt securities, it could have a material adverse effect on the market value of our common stock.

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

According to the Form 4 filed by Mr. Lehman with the SEC on December 16, 2020, Mr. Lehman owns 768,379 shares, or approximately 51.29%, of the Company’s outstanding common stock. Due to this ownership, he is able to influence the outcome of any matter submitted to a vote of our shareholders. In addition, Mr. Lehman previously served on the boards of directors of the Company and the Bank and management regularly seeks guidance and perspective from him given his extensive industry experience. Mr. Lehman owns significant shares of other financial institutions, some of which may compete with us. These affiliations may create conflicts of interest that could incentivize him to take or approve actions with respect to other institutions that may have a negative impact on us (e.g. marketing efforts, product pricing, lending policies, business combination transactions, etc.). While we believe Mr. Lehman’s significant investment in the Company provides some protection in this regard, Mr. Lehman’s interests may not directly align with the interests of other holders of our common stock.

If Mr. Lehman acquires more than 66.67% of the Company’s outstanding shares of common stock, it will cause the acceleration of benefits under certain of our employment and benefit agreements, which will cause us to incur additional compensation expenses.

Certain of our employment and benefit agreements include customary provisions that provide for additional or accelerated compensation in the event of a change of control of the Company. If Mr. Lehman acquires more than 66.67% of the Company’s outstanding shares of common stock, it will cause the acceleration of benefits under some of these agreements. As described above, to the Company’s knowledge, Mr. Lehman owned approximately 51.29% of our outstanding common stock as of December 31, 2024.

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

Severe weather, natural disasters, acts of war or terrorism, trade restrictions and tariffs, public health issues, and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism, trade restrictions and tariffs, public health issues, and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

We had no material cybersecurity incidents in 2024.

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

The Company declared quarterly cash dividends totaling $0.72 and $0.66 per common share for the years ended December 31, 2024 and 2023, respectively. All dividends paid are limited by the requirement to meet capital requirements issued by the regulatory authorities, and future declarations are subject to financial performance and regulatory guidelines.

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

Holders

At March 15, 2025, there were 1,498,097 shares of common stock outstanding held by approximately 841 shareholders of record.

For information concerning the Company’s Equity Compensation Plans, see Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Purchases of Equity Securities

The Company did not repurchase any of its common stock during 2024 or 2023.

ITEM 6. RESERVED

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to:

●	the merger of the Company and the Bank with and into TowneBank (the “Merger”) may not be consummated in a timely manner or at all, which may adversely affect the Company’s business and the price of the Company’s common stock;
●	the Company and TowneBank may fail to satisfy other conditions to the consummation of the Merger or fail to meet expectations regarding the timing and consummation of the Merger;
●	an event, change or other circumstance could give rise to the termination of the Merger;
●	the announcement or pendency of the Merger could adversely affect the Company’s business relationships, results of operations, employees and business generally;
●	the proposed Merger may disrupt current plans and operations of the Company and cause difficulties in the Company’s employee retention;
●	the proposed Merger may divert management’s attention from the Company’s ongoing business operations;
●	legal proceedings may be instituted against the Company related to the Merger;
●	the amount of unexpected costs, fees, expenses and other charges related to the Merger;
●	changes in assumptions underlying the establishment of allowances for credit losses, and other estimates;
●	the risks of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
●	the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s or banking industry’s reputation becomes damaged;
●	the effects of future economic, business and market conditions;
●	legislative and regulatory changes, including the Dodd-Frank Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverages;
●	our inability to maintain our regulatory capital position;
●	the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions despite security measures implemented by the Company;
●	changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, and soundness of other financial institutions with which we do business;
●	risks inherent in making loans such as repayment risks and fluctuating collateral values;
●	changes in operations of the Mortgage Company as a result of the activity in the residential real estate market;
●	exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;
●	governmental monetary and fiscal policies;
●	geopolitical conditions, including trade restrictions and tariffs, acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to trade restrictions and tariffs, acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
●	changes in accounting policies, rules and practices;
●	reliance on our management team, including our ability to attract and retain key personnel;
●	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
●	demand, development and acceptance of new products and services;
●	problems with technology utilized by us;
●	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events;
●	changing trends in customer profiles and behavior; and
●	other factors described from time to time in our reports filed with the SEC.

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

Merger Agreement

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

The Agreement and the transactions contemplated thereby have been approved by the shareholders of the Company, the Federal Deposit Insurance Corporation (“FDIC”), and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia.  The Merger remains subject to other customary closing conditions. The Company and TowneBank anticipate closing the Merger at the end of the first quarter of 2025.

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

Although we endeavor to minimize the credit risk inherent in the Company’s loan portfolio, we must necessarily make various assumptions and judgments about the collectability of the loan portfolio based on our experience and evaluation of economic conditions. If such assumptions or judgments prove to be incorrect, the current allowance for credit losses may not be sufficient to cover loan losses and additions to the allowance for credit losses may be necessary, which would have a negative impact on net income.

Results of Operations

The following presents management’s discussion and analysis of the financial condition of the Company at December 31, 2024 and 2023, and results of operations for the Company for the years ended December 31, 2024 and 2023. This discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

Summary

The Company recorded net income of $7,017,000, or $4.69 per fully diluted share, in 2024, compared to net income of $1,918,000, or $1.29 per fully diluted share, in 2023.

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

As of December 31, 2024, the allowance for credit losses was $4.03 million and included an allowance for credit losses on loans of $3.70 million and a reserve for unfunded commitments of $328,200. As of December 31, 2023, the allowance for credit losses was $3.73 million and included an allowance for credit losses on loans of $3.42 million and a reserve for unfunded commitments of $306,000.

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

	For the Year Ended December 31,
	2024	2023	Change

	(dollars in thousands)
Average interest-earning assets	$709,512	$692,895	$16,617
Interest income	$39,990	$33,274	$6,716
Yield on interest-earning assets	5.64%	4.80%	0.84%
Average interest-bearing liabilities	$437,158	$419,661	$17,497
Interest expense	$12,591	$7,986	$4,605
Cost of interest-bearing liabilities	2.88%	1.90%	0.98%
Net interest income	$27,399	$25,288	$2,111
Net interest margin	3.86%	3.65%	0.21%

The following are variances of note for the year ended December 31, 2024 compared to the year ended December 31, 2023:

●	NIM increased by 21 basis points to 3.86% for the year ended December 31, 2024 compared to 3.65% for the year ended December 31, 2023. The compression was driven by the following:

o	The yield on our earning assets increased by 84 basis points to 5.64% for the twelve months ended December 31, 2024 compared to 4.80% for the twelve months ended December 31, 2023. The increase in our yield on earning assets continues to be a result of improvement in our earning asset mix as well as the impact of the rise in interest rates during 2023 and 2024.

o	The increased yield on earning assets was offset by the cost of interest-bearing liabilities increasing by 98 basis points to 2.88% for the twelve months ended December 31, 2024 compared to 1.90% for the twelve months ended December 31, 2023. The increase in our cost of funds was driven by an increase in the rate paid on variable rate debt and market pressures on deposit rates. The rate paid on money market deposit accounts increased 118 basis points to 3.15% for the twelve months ended December 31, 2024 compared to 1.97% for the twelve months ended December 31, 2023, and the rate paid on time deposits increased 170 basis points to 3.46% for the twelve months ended December 31, 2024 compared to 1.76% for the twelve months ended December 31, 2023. The increase in the rate on time deposits was impacted heavily by the addition of $20.0 million in brokered time deposits at a weighted average rate of 4.89% during the three months ended March 31, 2024. During the twelve months ended December 31, 2024, $15.0 million in brokered time deposits at a weighted average rate of 4.93% matured and were not replaced due to core deposit growth during the period.

o	While the rate paid on interest bearing liabilities increased by 98 basis points for the twelve months ended December 31, 2024, overall cost of funds increased by 67 basis points, 1.86% for the twelve months ended December 31, 2024 compared to 1.19% for the twelve months ended December 31, 2023. The lower increase in cost of funds was driven by our strong non-interest bearing deposits level, which remained near 38% of our deposit base.

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

Average Balance Sheets, Income and Expense, Yields and Rates

	Year Ended December 31, 2024			Year Ended December 31, 2023
		Interest			Interest
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate	Balance	Expense	Rate
Loans
Commercial	$94,034	$6,500	6.91%	$86,065	$5,507	6.40%
Real estate - residential	130,854	8,023	8.19%	107,593	6,288	5.84%
Real estate - commercial	307,188	15,779	6.86%	285,752	13,412	4.69%
Real estate - construction	50,240	3,317	8.82%	49,481	2,255	4.56%
Student loans	14,788	1,005	9.08%	19,716	1,326	6.73%
Consumer	4,460	372	8.34%	4,270	332	7.78%
Loans net of deferred fees	601,564	34,996	5.82%	552,877	29,120	5.27%
Loans held for sale	6,790	444	6.54%	5,582	373	6.68%
Investment securities	84,598	3,621	4.28%	124,315	3,198	2.57%
Federal funds and other	16,560	929	5.61%	10,121	583	5.76%
Total interest earning assets	709,512	39,990	5.64%	692,895	33,274	4.80%
Allowance for credit losses	(3,619)			(3,295)
Cash and due from banks	10,638			11,279
Premises and equipment, net	11,661			11,845
Other assets	24,163			23,454
Total assets	$752,355			$736,178

Interest bearing deposits
Interest checking	$71,479	$526	0.74%	$79,744	$425	0.53%
Money market	220,552	6,956	3.15%	197,720	3,896	1.97%
Savings	31,128	50	0.16%	42,559	68	0.16%
Certificates	65,152	2,255	3.46%	51,587	906	1.76%
Total deposits	388,311	9,787	2.52%	371,610	5,295	1.42%
Borrowings
Long-term debt - trust
preferred securities	8,790	637	7.25%	8,789	608	6.92%
FHLB advances	34,202	1,626	4.75%	33,356	1,571	4.71%
Subordinated debt, net	5,700	536	9.40%	5,699	503	8.83%
Other borrowings	155	5	3.23%	207	9	4.35%
Total interest bearing liabilities	437,158	12,591	2.88%	419,661	7,986	1.90%
Noninterest bearing deposits	240,284			249,711
Other liabilities	4,130			2,944
Total liabilities	681,572			672,316
Equity capital	70,783			63,862
Total liabilities and capital	$752,355			$736,178

Net interest income before provision for credit losses		$27,399			$25,288
Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			2.76%			2.90%
Net interest margin (net interest income expressed as a percentage of average earning assets)			3.86%			3.65%

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

	2024 vs. 2023
	Increase (Decrease)
	Due to Changes in
	Volume	Rate	Total
Interest income
Loans	$2,709	$3,167	$5,876
Loans held for sale	79	(8)	71
Investment securities	(392)	815	423
Fed funds sold and other	361	(15)	346
Total interest income	2,757	3,959	6,716

Interest expense
Deposits
Interest checking	(38)	139	101
Money market	493	2,567	3,060
Savings	(18)	—	(18)
Certificates	288	1,061	1,349
Total deposits	725	3,767	4,492
Borrowings
Long-term debt - trust preferred securities	—	29	29
FHLB Advances	40	15	55
Subordinated debt, net	33	—	33
Other borrowings	(2)	(2)	(4)
Total interest expense	796	3,809	4,605
Net interest income	$1,961	$150	$2,111

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

As of December 31, 2024, the allowance for credit losses was $4.03 million and included an allowance for credit losses on loans of $3.70 million and a reserve for unfunded commitments of $328,200.

The Company recorded a provision for credit losses for loans of $128,000 for the year ended December 31, 2024, which was the result of loan growth supported by stable macroeconomic conditions and credit quality remaining strong.  Non-performing loans as a percentage of loans were consistent, 0.05% at December 31, 2024 compared to 0.05% at December 31, 2023.

The Company recorded a provision for credit losses for unfunded commitments of $21,800 for the year ended December 31, 2024, which was driven by an increase in the total commitments outstanding at December 31, 2024.

As of December 31, 2023, the allowance for credit losses was $3.73 million and included an allowance for credit losses on loans of $3.42 million and a reserve for unfunded commitments of $306,000.

The Company recorded a provision for credit losses for loans of $21,000 for the year ended December 31, 2023, which was the result of loan growth being offset by improved credit metrics as non-performing loans as a percentage of loans decreased from 0.12% at December 31, 2022 to 0.05% at December 31, 2023, and the impact of $162,000 in net-recoveries for the period. The Company recorded a provision for credit losses for unfunded commitments of $29,000 for the year ended December 31, 2023, which was driven by an increase in the total commitments outstanding at December 31, 2023.

The allowance for credit losses on loans to total loans ratio at the Company is 0.60% as of December 31, 2024 compared to the peer average of 1.13%. Management considers this level of allowance sufficient and appropriate based on the current economic conditions, projections for unemployment, current asset quality and assessment of the Company’s loan portfolio when compared to peer data.

For more financial data and other information about the provision for credit losses refer to section, “Balance Sheet Analysis” under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 4 “Allowance for Credit Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Noninterest income (loss)

Noninterest income (loss) includes service charges and fees on deposit accounts, fee income related to loan origination, gains and losses on sale of mortgage loans and securities held for sale. The most significant noninterest income item has been mortgage banking income, net of commissions for the years ended December 31, 2024 and 2023, respectively.

	For the Year Ended
	December 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Service charges and fees	$2,643	$2,738	$(95)	(3.5)%
Mortgage banking income, net	2,523	1,690	833	49.3%
Loss on sale of investment securities, net	(74)	(4,986)	4,912	(98.5)%
Other	794	522	272	52.1%
Total noninterest income (loss)	$5,886	$(36)	$5,922	(16,450.0)%

The increase in noninterest income of $5,922,000 for the year ended December 31, 2024, was the result of the following:

●	The $4,912,000 decrease in loss on sale of investment securities was the result of the balance sheet reposition strategy completed during the year ended December 31, 2023.
●	The $95,000 decrease in service charges and fees was driven by lower interchange fee income, increased charge-offs related to deposits accounts and lower fees related to insufficient funds transactions.
●	The $833,000 increase in mortgage banking income, net during the year ended December 31, 2024 was impacted by the following:
o	Result of efforts to expand revenue opportunities and improve gross margins on loans sold, and
o	The fair value of forward sales commitments associated with the Mortgage Banking Segment’s loans held for sale and interest rate lock commitments was adjusted to properly reflect the timing of income recognition in the life cycle of the interest rate lock commitments and loans held for sale, which resulted in a $233,900 increase to net income for the period. This increase was a one-time adjustment and is not expected to be recurring. Mortgage revenue is expected to normalize going forward.
●	The $272,000 increase in other income was primarily because of the recognition of $186,000 in death benefits related to the death of a former executive and dividends received from the FHLB related to the higher outstanding balance of advances during the year ended December 31, 2024.

Noninterest expense

Noninterest expense includes all expenses of the Company with the exception of interest expense on deposits and borrowings, provision for credit losses and income taxes. Some of the primary components of noninterest expense are salaries and benefits, occupancy and equipment costs and professional and outside services. Over the last two years, the most significant noninterest expense item has been salaries and benefits, representing 58% of noninterest expense in 2024 and 2023, respectively.

	For the Year Ended
	December 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Salaries and benefits	$14,225	$13,389	$836	6.2%
Occupancy	1,217	1,242	(25)	(2.0)%
Equipment	1,314	1,112	202	18.2%
Supplies	196	162	34	21.0%
Data processing	1,934	1,943	(9)	(0.5)%
Professional and outside services	2,574	1,598	976	61.1%
Advertising and marketing	363	404	(41)	(10.1)%
FDIC insurance premium	340	298	42	14.1%
Other operating expense	2,310	2,889	(579)	(20.0)%
Total noninterest expense	$24,473	$23,037	$1,436	6.2%

●	The $836,000 increase in salaries and benefits expense was driven primarily by annual merit increases and increased benefits costs.

●	Equipment expenses increased by $202,000 as a result of increased costs associated with new hardware and associated software costs.

●	Professional and outside expenses increased by $976,000 primarily due to $932,000 in merger related expenses during the period.

●	Other operating expenses decreased by $579,000 primarily as a result of a decrease in check and card fraud during the year ended December 31, 2024.

Income taxes

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent differences and available tax credits. Income tax expense for the years ended December 31, 2024 and 2023, was $1,645,000 and $247,000, respectively, resulting in an effective tax rate of 18.99% and 11.4%, respectively. The increase in the effective tax rate was primarily related to a decrease in the tax credit received related to state taxes attributed to the Company and the mortgage banking segment. The Bank is not subject to Virginia income taxes, and instead is subject to a franchise tax based on bank capital.

The Company has a net deferred tax asset which is included in other assets on the balance sheet. For more financial data and other information about income taxes refer to Note 1 “Summary of Significant Accounting Policies” and Note 9 “Income Taxes” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Balance Sheet Analysis

Investment securities

At December 31, 2024 and 2023, all of our investment securities were classified as available for sale.

The following table presents additional information pertaining to the composition of our investment securities portfolio at amortized cost, by maturity (dollars in thousands).

	December 31, 2024
		Weighted
	Amortized	Average
	Cost	Yield [1]
U.S. Government agency obligations
Maturing one to five years	$17	4.79%
Maturing five to ten years	596	4.41%
Total U.S. Government agency obligations	613	4.42%
Mortgage-backed securities
Maturing less than one year	2,130	4.26%
Maturing one to five years	7,615	4.72%
Maturing five to ten years	5,458	4.89%
Maturing more than ten years	56,612	3.52%
Total Mortgage-backed securities	71,815	3.77%
Municipals
Maturing more than 10 years	2,261	2.17%
Total Municipals	2,261	2.17%
Subordinated debt
Maturing one to five years	1,250	8.33%
Maturing five to ten years	10,462	4.59%
Total Subordinated debt	11,712	4.99%

Total investment securities	$86,401	3.90%

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

The following tables present the composition of our loan portfolio at the dates indicated (dollars in thousands).

	December 31, 2024		December 31, 2023
	Amount	%	Amount	%
Construction and land development
Residential	$19,283	3.12%	$10,471	1.82%
Commercial	38,586	6.23%	37,024	6.44%
	57,869	9.35%	47,495	8.26%
Commercial real estate
Owner occupied	130,216	21.04%	122,666	21.33%
Non-owner occupied	169,635	27.41%	154,855	26.93%
Multifamily	17,656	2.86%	12,743	2.22%
Farmland	314	0.05%	326	0.06%
	317,821	51.36%	290,590	50.54%
Consumer real estate
Home equity lines	24,497	3.96%	21,557	3.75%
Secured by 1-4 family residential,
First deed of trust	94,674	15.30%	95,638	16.63%
Second deed of trust	13,460	2.17%	11,337	1.97%
	132,631	21.43%	128,532	22.35%
Commercial and industrial loans
(except those secured by real estate)	93,144	15.05%	86,203	14.99%
Guaranteed student loans	13,261	2.14%	17,923	3.12%
Consumer and other	4,138	0.67%	4,265	0.74%

Total loans	618,864	100.00%	575,008	100.00%
Deferred fees and costs, net	611		803
Less: allowance for credit losses	(3,696)		(3,423)
	$615,779		$572,388

The following table presents the maturity and sensitivity of the loan portfolio at December 31, 2024 (in thousands):

			Due After
		Due After	Five Years
		One Year	Through	Due After		Due After One Year
	Due in One	Through	Fifteen	Fifteen			Adjustable
	Year or Less	Five Years	Years	Years	Totals	Fixed Rates	Rates
Construction and land development
Residential	$13,273	$5,981	$29	$—	$19,283	$6,010	$—
Commercial	17,890	13,684	7,012	—	38,586	16,648	4,048
	31,163	19,665	7,041	—	57,869	22,658	4,048
Commercial real estate
Owner occupied	17,479	70,657	33,566	8,514	130,216	110,979	1,758
Non-owner occupied	21,714	119,319	26,906	1,696	169,635	145,215	2,706
Multifamily	2,321	15,335	—	—	17,656	13,122	2,213
Farmland	300	14	—	—	314	—	14
	41,814	205,325	60,472	10,210	317,821	269,316	6,691
Consumer real estate
Home equity lines	23,239	1,258	—	—	24,497	1,258	—
Secured by 1-4 family residential,
First deed of trust	12,877	71,544	7,689	2,564	94,674	50,082	31,715
Second deed of trust	954	959	4,160	7,387	13,460	12,369	137
	37,070	73,761	11,849	9,951	132,631	63,709	31,852
Commercial and industrial loans
(except those secured by real estate)	32,625	37,394	21,098	2,027	93,144	59,434	1,085
Guaranteed student loans	13,261	—	—	—	13,261	—	—
Consumer and other	3,096	1,042	—	—	4,138	1,042	—

Total loans	$159,029	$337,187	$100,460	$22,188	$618,864	$416,159	$43,676

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

		Provision for
		(Recovery of)					Ratio of Net
	Beginning	Credit Losses			Ending	Average	(Charge-offs) to
	Balance	on Loans	Charge-offs	Recoveries	Balance	Loans	Average Loans
Year Ended December 31, 2024
Construction and land development
Residential	$86	$38	$—	$—	$124	$13,347	—%
Commercial	228	(3)	—	—	225	36,894	—%
	314	35	—	—	349	50,241	—%
Commercial real estate
Owner occupied	409	54	—	—	463	126,279	—%
Non-owner occupied	1,467	68	—	—	1,535	163,660	—%
Multifamily	44	38	—	—	82	17,011	—%
Farmland	3	(2)	—	—	1	237	—%
	1,923	158	—	—	2,081	307,187	—%
Consumer real estate
Home equity lines	40	(14)	—	10	36	22,514	0.04%
Secured by 1-4 family residential
First deed of trust	293	(5)	—	3	291	95,541	0.00%
Second deed of trust	99	(101)	—	115	113	12,799	0.90%
	432	(120)	—	128	440	130,854	0.10%
Commercial and industrial loans
(except those secured by real estate)	640	15	—	41	696	94,034	0.04%
Guaranteed student loans	57	6	(25)	—	38	14,788	(0.17)%
Consumer and other	36	(8)	—	1	29	4,460	0.02%
Unallocated	21	42	—	—	63	—	—%

	$3,423	$128	$(25)	$170	$3,696	$601,564	0.02%

			Provision for
		Impact of	(Recovery of)					Ratio of Net
	Beginning	adopting	Credit Losses			Ending	Average	(Charge-offs) to
	Balance	ASC 326	on Loans	Charge-offs	Recoveries	Balance	Loans	Average Loans
Year Ended December 31, 2023
Construction and land development
Residential	$79	$3	$4	$—	$—	$86	$8,153	—%
Commercial	192	34	2	—	—	228	41,328	—%
	271	37	6	—	—	314	49,481	—%
Commercial real estate
Owner occupied	867	(475)	17	—	—	409	119,678	—%
Non-owner occupied	1,289	192	(14)	—	—	1,467	153,506	—%
Multifamily	33	7	4	—	—	44	12,385	—%
Farmland	—	—	3	—	—	3	183	—%
	2,189	(276)	10	—	—	1,923	285,752	—%
Consumer real estate
Home equity lines	11	24	5	—	—	40	18,459	—%
Secured by 1-4 family residential
First deed of trust	131	76	83	—	3	293	79,584	0.00%
Second deed of trust	43	25	15	—	16	99	9,550	0.17%
	185	125	103	—	19	432	107,593	0.02%
Commercial and industrial loans
(except those secured by real estate)	576	1	(110)	—	173	640	86,065	0.20%
Guaranteed student loans	52	—	35	(30)	—	57	19,716	(0.15)%
Consumer and other	37	(5)	7	(3)	—	36	4,270	(0.07)%
Unallocated	60	(9)	(30)	—	—	21	—	—%

	$3,370	$(127)	$21	$(33)	$192	$3,423	$552,877	0.03%

For more financial data and other information about loans refer to Note 1 “Summary of Significant Accounting Policies” and Note 4 “Allowance for Credit Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Asset quality

The following table summarizes asset quality information at the dates indicated (dollars in thousands).

	December 31,	December 31,
	2024	2023
Nonaccrual loans	$332	$291
Foreclosed properties	—	—
Total nonperforming assets	$332	$291

Restructured loans (not included in nonaccrual loans above)	$—	$—

Loans past due 90 days and still accruing (1)	$874	$2,228

Nonaccrual loans to total loans (2)	0.05%	0.05%

Nonperforming assets to loans (2)	0.05%	0.05%

Nonperforming assets to total assets	0.04%	0.04%

Allowance for credit losses on loans to
Loans, net of deferred fees and costs	0.60%	0.59%
Loans, net of deferred fees and costs (excluding guaranteed loans)	0.61%	0.61%
Nonaccrual loans	1,113.25%	1,176.29%
(1)	All loans 90 days past due and still accruing are rehabilitated student loans which have a 98% guarantee by the DOE.
(2)	Loans are net of unearned income and deferred cost.

Nonperforming assets totaled $332,000 at December 31, 2024, compared to $291,000 at December 31, 2023. Nonperforming assets at December 31, 2024 consisted entirely of $332,000 in nonaccrual loans, compared to $291,000 at December 31, 2023.

The following table presents an analysis of the changes in nonperforming assets for 2024 (in thousands).

	Nonaccrual
	Loans	OREO	Total
Balance December 31, 2023	$291	$—	$291
Additions	163	—	163
Loans placed back on accrual	(10)	—	(10)
Repayments	(112)	—	(112)
Charge-offs	—	—	—
Balance December 31, 2024	$332	$—	$332

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

There was $79,000 in loans with an individual allowance of $15,000 that were collateral dependent associated with the total nonaccrual loans of $332,000 at December 31, 2024. There were no individual allowances associated with the total nonaccrual loans of $291,000 at December 31, 2023, that were considered individually evaluated.

Cumulative interest income that would have been recorded had nonaccrual loans been performing would have been $96,000 and $86,000 for 2024 and 2023, respectively. Student loans totaling $874,000 and $2,228,000 at December 31, 2024 and 2023, respectively, were past due 90 days or more and interest was still being accrued as principal and interest on such loans have a 98% guarantee by the DOE. The 2% not covered by the DOE guarantee is provided for in the allowance for credit losses.

Deposits

The following table gives the composition of our deposits at the dates indicated (dollars in thousands).

	December 31, 2024		December 31, 2023
	Amount	%	Amount	%
Demand accounts	$240,529	38.8%	$247,624	40.9%
Interest checking accounts	72,104	11.6%	76,289	12.6%
Money market accounts	223,325	36.1%	195,249	32.3%
Savings accounts	32,442	5.3%	39,633	6.5%
Time deposits over $250,000	14,365	2.3%	9,145	1.5%
Other time deposits	36,657	5.9%	37,405	6.2%
Total	$619,422	100.0%	$605,345	100.0%

Total deposits increased by $14,077,000, or 2.33%, from December 31, 2023. Variances of note are as follows:

●Noninterest bearing demand account balances decreased $7,095,000, or 2.87%, from December 31, 2023 and represented 38.8% of total deposits compared to 40.9% as of December 31, 2023. The decrease in noninterest bearing demand deposits was driven by a combination of consumers and businesses drawing down balances due to higher costs associated with continued pressure from inflation.
●Low cost relationship deposits (i.e. interest checking, money market, and savings) balances increased $16,700,000, or 5.37%, from December 31, 2023. The increase in low-cost relationship deposits from the prior periods was the result of seasonal relationship growth as well as some deposits moving from non-interest bearing to interest bearing.
●Time deposits increased by $4,472,000, or 9.61%, from December 31, 2023. The increase was the result of the Commercial Bank Segment issuing $20.0 million in brokered time deposits, at a weighted average rate of 4.89%, during the year ended December 31, 2024 to replace the noninterest-bearing reduction. As of December 31, 2024, $15.0 million in brokered time deposits have matured and were not replaced as a result of core deposit growth.

The following table presents the average deposits balances and average rate paid for the dates indicated (dollars in thousands).

	Average Balance		Average Cost Rate

	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
Noninterest bearing deposits	$240,284	$249,711
Interest checking	71,479	79,744	0.74%	0.53%
Money market	220,552	197,720	3.15%	1.97%
Savings	31,128	42,559	0.16%	0.16%
Certificates
Less than $250,000	38,014	42,191	3.95%	1.49%
$250,000 or more	27,138	9,396	2.77%	2.94%
Total interest bearing deposits	388,311	371,610	2.52%	1.42%
Total deposits	$628,595	$621,321	1.56%	0.85%

The following table presents (in thousands) the scheduled maturities of time deposits greater than $250,000 which is the maximum FDIC insurance limit.

	December 31,	December 31,
	2024	2023
Months to maturity:
Three or less	$9,245	$1,268
Over three through six	2,925	3,889
Over six through twelve	1,654	3,449
Over twelve	541	539
Total	$14,365	$9,145

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

Capital resources

Shareholders’ equity at December 31, 2024 was $73,739,000 compared to $67,556,000 at December 31, 2023. The $6,183,000 increase in shareholders’ equity during the twelve months ended December 31, 2024, was primarily due to the recognition of net income of $7,017,000, from December 31, 2023 to December 31, 2024, and was offset by the payment of $1,077,000 in cash dividends during the same period.

The following table presents the composition of regulatory capital and the capital ratios of the Bank at the dates indicated (dollars in thousands).

	December 31,	December 31,
	2024	2023
Tier 1 capital
Total bank equity capital	$83,405	$77,151
Net unrealized loss on available-for-sale securities	5,713	5,603
Defined benefit postretirement plan	10	10
Total Tier 1 capital	89,128	82,764

Tier 2 capital
Allowance for credit losses	4,024	3,729
Tier 2 capital deduction	—	—
Total Tier 2 capital	4,024	3,729

Total risk-based capital	93,152	86,493

Risk-weighted assets	$644,746	$596,946

Average assets	$771,298	$742,655

Capital ratios
Leverage ratio (Tier 1 capital to average assets)	11.56%	11.14%
Common equity tier 1 capital ratio (CET 1)	13.82%	13.86%
Tier 1 capital to risk-weighted assets	13.82%	13.86%
Total capital to risk-weighted assets	14.45%	14.49%
Equity to total assets	11.06%	10.50%

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

At December 31, 2024 and 2023, our liquid assets, consisting of cash, cash equivalents and investment securities available for sale, totaled $97,797,000 and $123,299,000, or 12.93% and 16.74% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

At December 31, 2024, the Company had approximately $222.6 million in uninsured deposits, which represents 35.84% of total deposits. Total liquidity sources at December 31, 2024 equal $185.7 million, or 83.4% of uninsured deposits.

The Company’s internal policy limits wholesale deposits (i.e., brokered deposits and internet listing services) to 20 percent of total funding, representing $145.2 million of additional availability as of December 31, 2024. The Company had $5.0 million and zero wholesale deposits as of December 31, 2024 and December 31, 2023, respectively. The use of wholesale deposits in conjunction with the above liquidity sources would give the bank $330.9 million, or 148.7%, in uninsured deposit coverage.

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

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2024 was $5.4 million, based on the Bank’s qualifying collateral available to secure any future borrowings. However, we are able to pledge additional collateral to the FHLB in order to increase our available borrowing capacity up to 25% of assets, which would result in a total remaining credit availability of $144.3 million as of December 31, 2024.

Liquidity provides us with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At December 31, 2024, we had commitments to originate $139,661,000 of loans. Fixed commitments to incur capital expenditures were less than $100,000 at December 31, 2024. Certificates of deposit scheduled to mature or reprice in the 12-month period ending December 31, 2024 total $45.1 million. We believe that a significant portion of such deposits will remain with us. We further believe that deposit growth, loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

LIBOR and Other Benchmark Rates

The administrator of the London Interbank Offered Rate (“LIBOR”) announced that the most commonly used U.S. dollar LIBOR settings would cease to be published or cease to be representative after June 30, 2023.

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

The Company utilizes a third-party model to tabulate its estimate of current expected credit losses, using a weighted average remaining maturity methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics by call report code. The Company primarily utilizes the short-term natural rate of unemployment forecast based on the Federal Open Market Committee’s projection of unemployment for its reasonable and supportable forecasting of current expected credit losses using a statistical regression analysis. For the periods beyond the reasonable and supportable forecast period, projections of expected credit losses are based on a reversion to the long-run mean for the national unemployment rate. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: changes in lending policies and procedures including changes in underwriting standards, and collections, charge-offs, and recovery practices, changes in international, national, regional, and local conditions, changes in the nature and volume of the portfolio and terms of loans, changes in experience, depth, and ability of lending management, changes in the volume and severity of past due loans and other similar conditions, changes in the quality of the organization’s loan review system, changes in the value of underlying collateral for collateral dependent loans, the existence and effect of any concentrations of credit and changes in the levels of such concentrations, and the effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses.

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

To the Shareholders and Board of Directors

Village Bank and Trust Financial Corp.

Midlothian, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Village Bank and Trust Financial Corp. and its subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

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

Allowance for Credit Losses – Loans Collectively Evaluated for Losses

As described in Note 1 – Summary of Significant Accounting Policies and Note 4 – Allowance for Credit Losses to the consolidated financial statements, the allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans made up the total recorded ACLL of $3.7 million as of December 31, 2024. The collectively evaluated ACLL consists of quantitative and qualitative components.

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

The primary audit procedures we performed to address this critical audit matter included:

● Substantively testing management’s process for measuring the collectively evaluated ACLL, including:
o	Evaluating conceptual soundness, assumptions, and key data inputs of the Company’s WARM methodology, including the identification of loan pools, the calculation of loss rate inputs, and the calculation of attrition rate inputs for each pool.
o	Evaluating the methodology and testing the accuracy of incorporating reasonable and supportable forecasts in the collectively evaluated ACLL estimate.
o	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
o	Evaluating the qualitative factors for directional consistency in comparison to prior periods and for reasonableness in comparison to underlying supporting data.
o	Testing the mathematical accuracy of the ACLL for collectively evaluated loans including both the quantitative and qualitative components of the calculation.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2018.

Richmond, Virginia

March 26, 2025

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Balance Sheets

December 31, 2024 and 2023

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Cash and due from banks	$14,261	$10,383
Federal funds sold	4,367	7,331
Total cash and cash equivalents	18,628	17,714
Investment securities available for sale, at fair value	79,169	105,585
Restricted stock, at cost	2,993	2,985
Loans held for sale	4,299	4,983
Loans
Outstandings	618,864	575,008
Allowance for credit losses	(3,696)	(3,423)
Deferred costs, net	611	803
Total loans, net	615,779	572,388
Premises and equipment, net	11,406	11,760
Bank owned life insurance	13,019	13,120
Accrued interest receivable	3,507	3,827
Other assets	7,365	4,254
Total Assets	$756,165	$736,616

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing demand	$240,529	$247,624
Interest bearing	378,893	357,721
Total deposits	619,422	605,345
Long-term debt - trust preferred securities	8,764	8,764
Subordinated debt, net	5,700	5,700
Federal Home Loan Bank advances	45,000	45,000
Accrued interest payable	453	210
Other liabilities	3,087	4,041
Total liabilities	682,426	669,060

Shareholders’ equity
Common stock, $4 par value, 10,000,000 shares authorized; 1,498,097 shares issued and outstanding at December 31, 2024 and 1,492,879 shares issued and outstanding at December 31, 2023	5,940	5,908
Additional paid-in capital	55,807	55,486
Retained earnings	17,715	11,775
Stock in directors rabbi trust	(439)	(467)
Directors deferred fees obligation	439	467
Accumulated other comprehensive loss	(5,723)	(5,613)
Total shareholders’ equity	73,739	67,556

Total liabilities and shareholders' equity	$756,165	$736,616

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2024 and 2023

(in thousands, except per share data)

	Year Ended
	December 31,
	2024	2023
Interest income
Loans	$35,440	$29,493
Investment securities	3,621	3,198
Federal funds sold	929	583
Total interest income	39,990	33,274

Interest expense
Deposits	9,787	5,295
Borrowed funds	2,804	2,691
Total interest expense	12,591	7,986

Net interest income	27,399	25,288
Provision for credit losses	150	50
Net interest income after provision for credit losses	27,249	25,238

Noninterest income (loss)
Service charges and fees	2,643	2,738
Mortgage banking income, net	2,523	1,690
Loss on sale of investment securities, net	(74)	(4,986)
Other	794	522
Total noninterest income (loss)	5,886	(36)

Noninterest expense
Salaries and benefits	14,225	13,389
Occupancy	1,217	1,242
Equipment	1,314	1,112
Supplies	196	162
Data processing	1,934	1,943
Professional and outside services	2,574	1,598
Advertising and marketing	363	404
FDIC insurance premium	340	298
Other operating expense	2,310	2,889
Total noninterest expense	24,473	23,037

Income before income tax expense	8,662	2,165
Income tax expense	1,645	247

Net income	$7,017	$1,918

Earnings per share, basic	$4.69	$1.29
Earnings per share, diluted	$4.69	$1.29

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2024 and 2023

(in thousands)

	Year Ended
	December 31,
	2024	2023
Net income	$7,017	$1,918
Other comprehensive income (loss)
Unrealized holding (losses) gains arising during the period	(213)	1,671
Tax effect	45	(351)
Net change in unrealized holding (losses) gains on securities available for sale, net of tax	(168)	1,320

Reclassification adjustment
Reclassification adjustment for losses realized in income	74	4,986
Tax effect	(16)	(1,047)
Reclassification for losses included in net income, net of tax	58	3,939

Minimum pension adjustment	—	14
Tax effect	—	(5)
Minimum pension adjustment, net of tax	—	9

Total other comprehensive (loss) income	(110)	5,268

Total comprehensive income	$6,907	$7,186

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2024 and 2023

(in thousands)

					Directors	Accumulated
		Additional		Stock in	Deferred	Other
	Common	Paid-in	Retained	Directors	Fees	Comprehensive
	Stock	Capital	Earnings	Rabbi Trust	Obligation	Loss	Total

Balance, December 31, 2022	$5,868	$55,167	$10,957	$(689)	$689	$(10,881)	$61,111

Vesting of restricted stock	40	(40)	—	222	(222)	—	—
Stock based compensation	—	359	—	—	—	—	359
Cash dividends declared ($0.66 per share)	—	—	(981)	—	—	—	(981)
Impact of adoption of ASC 326	—	—	(119)	—	—	—	(119)
Net income	—	—	1,918	—	—	—	1,918
Other comprehensive income	—	—	—	—	—	5,268	5,268
Balance, December 31, 2023	$5,908	$55,486	$11,775	$(467)	$467	$(5,613)	$67,556

Vesting of restricted stock	32	(32)	—	28	(28)	—	—
Stock based compensation	—	353	—	—	—	—	353
Cash dividends declared ($0.72 per share)	—	—	(1,077)	—	—	—	(1,077)
Net income	—	—	7,017	—	—	—	7,017
Other comprehensive loss	—	—	—	—	—	(110)	(110)
Balance, December 31, 2024	$5,940	$55,807	$17,715	$(439)	$439	$(5,723)	$73,739

See accompanying notes consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2024 and 2023

(in thousands)

	Year Ended
	December 31,
	2024	2023

Cash Flows from Operating Activities
Net income	$7,017	$1,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	661	604
Amortization of debt issuance costs	—	8
Deferred income taxes	(360)	101
Provision for credit losses	150	50
Loss on sale of investment securities	74	4,986
Gain on sales of loans held for sale	(3,024)	(2,409)
Stock compensation expense	353	359
Proceeds from sale of mortgage loans	117,489	112,720
Origination of mortgage loans held for sale	(113,781)	(113,026)
Amortization of premiums and accretion of discounts on securities, net	(261)	(221)
Income recognized from death benefit on bank owned life insurance	(185)	—
Increase in bank owned life insurance	(362)	(322)
Net change in:
Interest receivable	320	(176)
Other assets	(2,722)	(649)
Interest payable	243	140
Other liabilities	(976)	874
Net cash provided by operating activities	4,636	4,957

Cash Flows from Investing Activities
Purchases of available for sale securities	(1,582)	(38,747)
Proceeds from the sale of available for sale securities	426	50,079
Proceeds from maturities, calls and paydowns of available for sale securities	27,620	18,829
Net increase in loans	(43,519)	(36,666)
Purchases of premises and equipment, net	(307)	(616)
Proceeds from bank owned life insurance	648	—
Purchase of restricted stock, net	(8)	(1,421)
Net cash used in investing activities	(16,722)	(8,542)

Cash Flows from Financing Activities
Cash dividends paid	(1,077)	(981)
Net increase (decrease) in deposits	14,077	(19,398)
Net decrease in other borrowings	—	25,000
Net cash provided by financing activities	13,000	4,621

Net increase in cash and cash equivalents	914	1,036
Cash and cash equivalents, beginning of period	17,714	16,678

Cash and cash equivalents, end of period	$18,628	$17,714

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$12,348	$7,846
Cash payments for taxes	$1,419	$608
Supplemental Schedule of Non-Cash Activities
Unrealized (losses) gains on securities available for sale	$(139)	$6,658
Minimum pension adjustment	$—	$14

See accompanying notes to consolidated financial statements.

Village Bank and Trust Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

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

New Accounting Standards Adopted

On December 31, 2024, the Company adopted  Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. These amendments required that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, required other segment items by reportable segment to be disclosed and a description of their composition, and required disclosure of the title and position of the chief operating decision maker and an explanation of how they use the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments were applied retrospectively to all prior periods presented and did not have a material effect on the Company’s consolidated financial statements. Refer to Note 19 for more information about the Company’s segment disclosure.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheets dates and revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change include the determination of the allowance for credit losses and its related provision, including individually evaluated loans, and the valuation of deferred tax assets.

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

Mortgage Banking and Derivatives

Loans held for sale. The Company, through the Bank’s mortgage banking subsidiary, the Mortgage Company, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. The Company uses fair value accounting for its entire portfolio of loans held for sale (“LHFS”) in accordance with Accounting Standards Codification (“ASC”) 820 - Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for identical instruments traded in the secondary mortgage loan markets in which the Company conducts business and totaled $4.3 million as of December 31, 2024, of which $4.3 million is related to unpaid principal, and totaled $5.0 million as of December 31, 2023, of which $4.8 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments. The Company, through the Mortgage Company, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments (“IRLCs”). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation.  The Company determines the fair value of IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at December 31, 2024, and totaled $134,000, with a notional amount of $6.9 million and total positions of 21, and at December 31, 2023, totaled $271,000, with a notional amount of $7.5 million and total positions of 27. Changes in fair value are recorded as a component of mortgage banking income, net in the Consolidated Statements of Income for the years ended December 31, 2024, and December 31, 2023.  The Company’s IRLCs are classified as Level 2. At December 31, 2024 and December 31, 2023, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b).  The fair value of forward sales commitments is reported in “Other Assets” in the Consolidated Balance Sheet at December 31, 2024, and totaled $63,000, with a notional amount of $11.1 million and total positions of 31, and at December 31, 2023, totaled $506,000, with a notional amount of $12.3 million and total positions of 47.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. Our transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2024 and 2023 and the sale of residential mortgage loans in the secondary market; the extent of which are disclosed in the Consolidated Statements of Cash Flows.

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

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contractual amount of standby letters of credit, whose contract amounts represent credit risk, was approximately $2,449,000 at December 31, 2024 and approximately $1,202,000 at December 31, 2023.

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

We also purchase the guaranteed portion of United States Department of Agriculture Loans (“USDA”) which are guaranteed by the USDA for 100% of the principal and interest. The originating institution holds the unguaranteed portion of the loan and services the loan. These loans are typically purchased at a premium. In the event of a loan default or early prepayment the Bank may need to write off any unamortized premium. These loans are included in the commercial and industrial loan segment.

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

The Company utilizes a third-party model to tabulate its estimate of current expected credit losses, using a weighted average remaining maturity methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics by call report code. The Company primarily utilizes the short-term natural rate of unemployment forecast based on the Federal Open Market Committee’s projection of unemployment for its reasonable and supportable forecasting of current expected credit losses using a statistical regression analysis. For the periods beyond the reasonable and supportable forecast period, projections of expected credit losses are based on a reversion to the long-run mean for the national unemployment rate. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: changes in lending policies and procedures including changes in underwriting standards, and collections, charge-offs, and recovery practices, changes in international, national, regional, and local conditions, changes in the nature and volume of the portfolio and terms of loans, changes in experience, depth, and ability of lending management, changes in the volume and severity of past due loans and other similar conditions, changes in the quality of the organization’s loan review system, changes in the value of underlying collateral for collateral dependent loans, the existence and effect of any concentrations of credit and changes in the levels of such concentrations, and the effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses.

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

Other real estate owned

Real estate acquired through or in lieu of foreclosure is initially recorded at estimated fair value less estimated selling costs establishing a new cost basis. There were no assets held as other real estate owned (“OREO”) as of December 31, 2024 and December 31, 2023.  Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. If fair value declines subsequent to foreclosure a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred. Costs relating to the development and improvement of such property are capitalized when appropriate, whereas those costs relating to holding the property are expensed.

Assets held for sale

There were no assets held for sale at December 31, 2024 and 2023.  The Company periodically evaluates the value of assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.

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

Supplemental Executive Retirement Plan

The Company recognizes the unfunded status of its Supplemental Executive Retirement Plan (the “SERP”) as a liability in its Consolidated Balance Sheets, measured at the projected benefit obligation as of December 31, 2024 and 2023. Net periodic pension costs are recorded each period based on actuarially determined amounts in accordance with GAAP and recognized in salaries and employment benefits in the Consolidated Statements of Income. Actuarial determinations of net periodic pension cost are based on assumptions related to discount rates, employee compensation and mortality and interest crediting rates. Other changes in the status of the plan are recorded in the year in which the changes occur through other comprehensive income.

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

Interest and penalties associated with unrecognized tax benefits are classified as taxes other than income in the consolidated statements of income. The Company has no uncertain tax positions.

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

Comprehensive income

Total comprehensive income consists of net income and other comprehensive income (loss). At December 31, 2024 and 2023, the accumulated other comprehensive (loss) was comprised of unrealized (losses) on securities available for sale of ($5,714,000) and ($5,604,000), and unfunded pension liability of ($9,000) and ($9,000) net of tax, respectively.

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

Stock incentive plan

On May 26, 2015, the Company’s shareholders approved the adoption of the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (the “2015 Plan”) authorizing the issuance of up to 60,000 shares of common stock.  On May 19, 2020, the Company’s shareholders approved an amendment to the 2015 Plan authorizing the issuance of up to 120,000 shares of common stock. On May 21, 2024, the Company’s shareholders approved the adoption of the Village Bank and Trust Financial Corp. 2024 Stock Incentive Plan (the “2024 Plan”) authorizing the issuance of up to 100,000 shares of common stock.  See Note 14 for more information on the 2024 Plan.

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

Revenue recognition

The Company recognizes revenue as it is earned in accordance with ASU 2014-09. The following discussion is of revenues that are within the scope of this guidance:

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

Recent accounting pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments.” ASU 2024-04 clarifies requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company does not expect the adoption of ASU 2024-04 to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements – Amendments to Remove References to the Concepts Statements”. This ASU contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. This ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively to all new transactions recognized on or after the date that the entity first applies the amendments or retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. If an entity adopts the amendments retrospectively, it should adjust the opening balance of retained earnings as of the beginning of the earliest comparative period presented. The Company does not expect the adoption of ASU 2024-02 to have a material impact on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards”. This ASU provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. This ASU is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the annual period that includes that interim period. Transition can be done either retrospectively or prospectively. The Company does not expect the adoption of ASU 2024-01 to have a material impact on its consolidated financial statements.

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

Note 2. Investment Securities Available for Sale

The amortized cost and fair value of investment securities available for sale as of December 31, 2024 and 2023 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2024
U.S. Government agency obligations	$613	$—	$(13)	$600
Mortgage-backed securities	71,815	291	(5,785)	66,321
Municipals	2,261	—	(621)	1,640
Subordinated debt	11,712	16	(1,120)	10,608

	$86,401	$307	$(7,539)	$79,169

December 31, 2023
U.S. Government agency obligations	$20,690	$—	$(75)	$20,615
Mortgage-backed securities	77,275	643	(5,381)	72,537
Municipals	2,264	—	(608)	1,656
Subordinated debt	12,449	30	(1,702)	10,777

	$112,678	$673	$(7,766)	$105,585

The Company had investment securities with a fair value of $3,786,000 and $24,926,000 pledged to secure borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) at December 31, 2024 and 2023, respectively.

The Company sold approximately $500,000 in 2024 of investment securities available for sale at a loss of $74,000.

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

Investment securities available for sale that had an unrealized loss position at December 31, 2024 and December 31, 2023 are detailed below (in thousands):

	Securities in a loss		Securities in a loss
	position for less than		position for more than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2024
U.S. Government agency obligations	$312	$(2)	$288	$(11)	$600	$(13)
Mortgage-backed securities	14,658	(208)	27,426	(5,577)	42,084	(5,785)
Municipals	—	—	1,640	(621)	1,640	(621)
Subordinated debt	497	(3)	9,418	(1,117)	9,915	(1,120)

	$15,467	$(213)	$38,772	$(7,326)	$54,239	$(7,539)

December 31, 2023
U.S. Government agency obligations	$—	$—	$20,289	$(75)	$20,289	$(75)
Mortgage-backed securities	4,631	(24)	30,311	(5,357)	34,942	(5,381)
Municipals	—	—	1,656	(608)	1,656	(608)
Subordinated debt	4,145	(587)	5,937	(1,115)	10,082	(1,702)

	$8,776	$(611)	$58,193	$(7,155)	$66,969	$(7,766)

As of December 31, 2024, there were 61 investments available for sale totaling $54.2 million that were in a loss position and had an unrealized loss of $7.5 million.

As of December 31, 2023, there were 56 investments available for sale totaling $67.0 million that were in a loss position and had an unrealized loss of $7.8 million.

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that the Company will be able to collect all amounts due according to the contractual terms of the investments. Because the declines in fair value are attributable to changes in interest rates and not to credit quality, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company has not recorded an allowance for credit losses on these investments at December 31, 2024 or December 31, 2023.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2024, by contractual maturity, are as follows (in thousands):

	Amortized
	Cost	Fair Value

Less than one year	$2,130	$2,128
One to five years	8,882	8,952
Five to ten years	16,203	15,140
More than ten years	59,186	52,949

Total	$86,401	$79,169

Note 3. Loans

Loans classified by type as of December 31, 2024 and 2023 are as follows (dollars in thousands):

	December 31, 2024		December 31, 2023
	Amount	%	Amount	%
Construction and land development
Residential	$19,283	3.12%	$10,471	1.82%
Commercial	38,586	6.23%	37,024	6.44%
	57,869	9.35%	47,495	8.26%
Commercial real estate
Owner occupied	130,216	21.04%	122,666	21.33%
Non-owner occupied	169,635	27.41%	154,855	26.93%
Multifamily	17,656	2.86%	12,743	2.22%
Farmland	314	0.05%	326	0.06%
	317,821	51.36%	290,590	50.54%
Consumer real estate
Home equity lines	24,497	3.96%	21,557	3.75%
Secured by 1-4 family residential
First deed of trust	94,674	15.30%	95,638	16.63%
Second deed of trust	13,460	2.17%	11,337	1.97%
	132,631	21.43%	128,532	22.35%
Commercial and industrial loans
(except those secured by real estate)	93,144	15.05%	86,203	14.99%
Guaranteed student loans	13,261	2.14%	17,923	3.12%
Consumer and other	4,138	0.67%	4,265	0.74%

Total loans	618,864	100.0%	575,008	100.0%
Deferred and costs, net	611		803
Less: allowance for credit losses	(3,696)		(3,423)

	$615,779		$572,388

The Bank has a purchased portfolio of rehabilitated student loans guaranteed by the DOE. The guarantee covers approximately 98% of principal and accrued interest. The loans are serviced by a third-party servicer that specializes in handling the special needs of the DOE student loan programs.

Loans pledged as collateral with the FHLB as part of their lending arrangements with the Company totaled $60.8 million and $35.5 million as of December 31, 2024 and 2023, respectively.

The following is a summary of loans directly or indirectly with executive officers or directors of the Company for the years ended December 31, 2024 and 2023(in thousands):

	2024	2023

Beginning balance	$4,916	$4,365
Additions	16,048	6,774
Effect of changes in composition of related parties	—	(160)
Reductions	(12,523)	(6,063)

Ending balance	$8,441	$4,916

Executive officers and directors also had unused credit lines totaling $1,235,000 and $774,000 at December 31, 2024 and 2023, respectively. Based on management’s evaluation all loans and credit lines to executive officers and directors were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

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

The following table provides information on nonaccrual loans segregated by type at the dates indicated (in thousands):

	December 31,	December 31,
	2024	2023
Consumer real estate
Home equity lines	$25	$—
Secured by 1-4 family residential
First deed of trust	154	$160
Second deed of trust	46	105
	225	265
Commercial and industrial loans
(except those secured by real estate)	94	26
Consumer and other	13	—
	107	26

Total loans	$332	$291

There was $79,000 in commercial and industrial loans with an individual allowance of $15,000 that were collateral depended associated with the total nonaccrual loans of $332,000 at December 31, 2024. There were no individual allowances associated with the total nonaccrual loans of $291,000 at December 31, 2023 that were considered collateral dependent.

The following tables provide information on the risk rating of loans at the dates indicated (in thousands):

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination.  Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of December 31, 2024, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows (in thousands):

									Revolving-	Total
	2024	2023	2022	2021	2020	Prior	Revolving		Term	Loans
December 31, 2024
Construction and land development
Residential
Pass	$12,684	$2,141	$362	$339	$—	$—	$3,757		$—	$19,283
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Residential	$12,684	$2,141	$362	$339	$—	$—	$3,757		$—	$19,283
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial
Pass	7,325	6,805	10,310	13,188	192	766	—		—	38,586
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Commercial	$7,325	$6,805	$10,310	$13,188	$192	$766	$—		$—	$38,586
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial real estate
Owner occupied
Pass	15,202	12,537	22,953	18,594	9,345	47,038	1,458		—	127,127
Special Mention	368	—	—	—	—	2,721	—		—	3,089
Substandard	—	—	—	—	—	—	—		—	—
Total Owner occupied	$15,570	$12,537	$22,953	$18,594	$9,345	$49,759	$1,458		$—	$130,216
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Non-owner occupied
Pass	18,587	11,387	27,805	27,047	22,640	52,287	5,058		—	164,811
Special Mention	—	—	—	2,117	—	2,707	—		—	4,824
Substandard	—	—	—	—	—	—	—		—	—
Total Non-owner occupied	$18,587	$11,387	$27,805	$29,164	$22,640	$54,994	$5,058		$—	$169,635
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Multifamily
Pass	5,247	1,296	—	2,222	254	6,570	2,067		—	17,656
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Multifamily	$5,247	$1,296	$—	$2,222	$254	$6,570	$2,067		$—	$17,656
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Farmland
Pass	—	—	—	—	—	14	300		—	314
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Farmland	$—	$—	$—	$—	$—	$14	$300		$—	$314
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Consumer real estate
Home equity lines
Pass	—	—	—	—	—	—	24,352		—	24,352
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	145		—	145
Total Home equity lines	$—	$—	$—	$—	$—	$—	$24,497		$—	$24,497
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Secured by 1-4 family residential
First deed of trust
Pass	14,600	27,792	13,756	13,165	6,523	16,185	—		—	92,021
Special Mention	—	2,296	—	—	—	203	—		—	2,499
Substandard	—	—	—	—	—	154	—		—	154
Total First deed of trust	$14,600	$30,088	$13,756	$13,165	$6,523	$16,542	$—		$—	$94,674
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Second deed of trust
Pass	4,098	3,963	2,513	861	296	1,149	305		—	13,185
Special Mention	86	—	—	—	—	143	—		—	229
Substandard	—	—	—	—	—	46	—		—	46
Total Second deed of trust	$4,184	$3,963	$2,513	$861	$296	$1,338	$305	$		$13,460
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial and industrial loans
(except those secured by real estate)
Pass	18,010	15,199	12,123	8,863	4,056	3,366	30,482		—	92,099
Special Mention	—	—	77	—	—	75	799		—	951
Substandard	—	—	—	79	—	15	—		—	94
Total Commercial and industrial	$18,010	$15,199	$12,200	$8,942	$4,056	$3,456	$31,281		$—	$93,144
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Guaranteed student loans
Pass	—	—	—	—	—	13,261	—		—	13,261
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Guaranteed student loans	$—	$—	$—	$—	$—	$13,261	$—		$—	$13,261
Current period gross writeoff	$—	$—	$—	$—	$—	$25	$—		$—	$25
Consumer and other
Pass	477	287	236	47	13	5	3,073		—	4,138
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Consumer and other	$477	$287	$236	$47	$13	$5	$3,073	$		$4,138
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Total Current period gross writeoff	$—	$—	$—	$—	$—	$25	$—		$—	$25
Total loans	$96,684	$83,703	$90,135	$86,522	$43,319	$146,705	$71,796		$—	$618,864

									Revolving-	Total
	2023	2022	2021	2020	2019	Prior	Revolving		Term	Loans
December 31, 2023
Construction and land development
Residential
Pass	$6,320	$3,812	$339	$—	$—	$—	$—		$—	$10,471
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Residential	$6,320	$3,812	$339	$—	$—	$—	$—		$—	$10,471
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial
Pass	5,007	14,506	10,339	235	—	1,183	5,754		—	37,024
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Commercial	$5,007	$14,506	$10,339	$235	$—	$1,183	$5,754		$—	$37,024
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial real estate
Owner occupied
Pass	11,945	21,846	20,044	9,855	12,145	41,067	788		—	117,690
Special Mention	—	202	73	—	—	4,701	—		—	4,976
Substandard	—	—	—	—	—	—	—		—	—
Total Owner occupied	$11,945	$22,048	$20,117	$9,855	$12,145	$45,768	$788		$—	$122,666
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Non-owner occupied
Pass	9,468	25,607	28,455	23,567	9,528	47,645	3,312		—	147,582
Special Mention	—	—	2,173	—	—	5,100	—		—	7,273
Substandard	—	—	—	—	—	—	—		—	—
Total Non-owner occupied	$9,468	$25,607	$30,628	$23,567	$9,528	$52,745	$3,312		$—	$154,855
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Multifamily
Pass	1,300	—	2,503	548	885	6,113	1,394		—	12,743
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Multifamily	$1,300	$—	$2,503	$548	$885	$6,113	$1,394		$—	$12,743
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Farmland
Pass	—	—	—	—	—	26	300		—	326
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Farmland	$—	$—	$—	$—	$—	$26	$300		$—	$326
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Consumer real estate
Home equity lines
Pass	—	446	—	—	—	—	21,036		—	21,482
Special Mention	—	—	—	—	—	—	75		—	75
Substandard	—	—	—	—	—	—	—		—	—
Total Home equity lines	$—	$446	$—	$—	$—	$—	$21,111		$—	$21,557
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Secured by 1-4 family residential
First deed of trust
Pass	34,067	14,288	15,613	8,107	2,957	17,427	2,125		—	94,584
Special Mention	—	—	—	170	—	724	—		—	894
Substandard	—	—	—	—	—	160	—		—	160
Total First deed of trust	$34,067	$14,288	$15,613	$8,277	$2,957	$18,311	$2,125		$—	$95,638
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Second deed of trust
Pass	4,530	3,207	1,027	397	1,067	626	266		—	11,120
Special Mention	—	—	—	—	45	67	—		—	112
Substandard	—	—	—	—	—	105	—		—	105
Total Second deed of trust	$4,530	$3,207	$1,027	$397	$1,112	$798	$266	$		$11,337
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Commercial and industrial loans
(except those secured by real estate)
Pass	15,022	15,900	15,321	5,634	2,852	3,698	27,068		—	85,495
Special Mention	37	—	—	—	318	22	306		—	683
Substandard	—	—	—	13	—	12	—		—	25
Total Commercial and industrial	$15,059	$15,900	$15,321	$5,647	$3,170	$3,732	$27,374		$—	$86,203
Current period gross writeoff	$—	$—	$—	$—	$—	$—	$—		$—	$—
Guaranteed student loans
Pass	—	—	—	—	—	17,923	—		—	17,923
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Guaranteed student loans	$—	$—	$—	$—	$—	$17,923	$—		$—	$17,923
Current period gross writeoff	$—	$—	$—	$—	$—	$30	$—		$—	$30
Consumer and other
Pass	455	483	123	50	17	11	3,126		—	4,265
Special Mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Total Consumer and other	$455	$483	$123	$50	$17	$11	$3,126	$		$4,265
Current period gross writeoff	$—	$—	$—	$—	$—	$3	$—		$—	$3
Total Current period gross writeoff	$—	$—	$—	$—	$—	$33	$—		$—	$33
Total loans	$88,151	$100,297	$96,010	$48,576	$29,814	$146,610	$65,550		$—	$575,008

The following tables present the aging of the recorded investment in past due loans as of the dates indicated (in thousands):

			Greater				Investment >
	30‑59 Days	60‑89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2024
Construction and land development
Residential	$—	$—	$—	$—	$19,283	$19,283	$—
Commercial	—	—	—	—	38,586	38,586	—
	—	—	—	—	57,869	57,869	—
Commercial real estate
Owner occupied	—	—	—	—	130,216	130,216	—
Non-owner occupied	14	—	—	14	169,621	169,635	—
Multifamily	—	—	—	—	17,656	17,656	—
Farmland	—	—	—	—	314	314	—
	14	—	—	14	317,807	317,821	—
Consumer real estate
Home equity lines	33	120	—	153	24,344	24,497	—
Secured by 1‑4 family residential
First deed of trust	—	—	—	—	94,674	94,674	—
Second deed of trust	—	—	—	—	13,460	13,460	—
	33	120	—	153	132,478	132,631	—
Commercial and industrial loans
(except those secured by real estate)	—	680	—	680	92,464	93,144	—
Guaranteed student loans	644	396	874	1,914	11,347	13,261	874
Consumer and other	—	5	—	5	4,133	4,138	—

Total loans	$691	$1,201	$874	$2,766	$616,098	$618,864	$874

							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
December 31, 2023
Construction and land development
Residential	$—	$—	$—	$—	$10,471	$10,471	$—
Commercial	—	—	—	—	37,024	37,024	—
	—	—	—	—	47,495	47,495	—
Commercial real estate
Owner occupied	—	—	—	—	122,666	122,666	—
Non-owner occupied	—	—	—	—	154,855	154,855	—
Multifamily	—	—	—	—	12,743	12,743	—
Farmland	—	—	—	—	326	326	—
	—	—	—	—	290,590	290,590	—
Consumer real estate
Home equity lines	83	25	—	108	21,449	21,557	—
Secured by 1-4 family residential
First deed of trust	—	—	—	—	95,638	95,638	—
Second deed of trust	33	—	—	33	11,304	11,337	—
	116	25	—	141	128,391	128,532	—
Commercial and industrial loans
(except those secured by real estate)	—	—	—	—	86,203	86,203	—
Guaranteed student loans	690	493	2,228	3,411	14,512	17,923	2,228
Consumer and other	734	—	—	734	3,531	4,265	—

Total loans	$1,540	$518	$2,228	$4,286	$570,722	$575,008	$2,228

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

	December 31, 2024			December 31, 2023
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Consumer real estate
Home equity lines	$145	$145	$—	$—	$—	$—
Secured by 1‑4 family residential
First deed of trust	154	154	—	160	160	—
Second deed of trust	46	46	—	105	105	—
	345	345	—	265	265	—
Commercial and industrial loans
(except those secured by real estate)	15	15	—	26	26	—
Consumer and other	13	13	—	—	—	—

	373	373	—	291	291	—

With an allowance recorded
Commercial and industrial loans
(except those secured by real estate)	79	79	15	—	—	—
	79	79	15	—	—	—

Total
Consumer real estate
Home equity lines	145	145	—	—	—	—
Secured by 1-4 family residential,
First deed of trust	154	154	—	160	160	—
Second deed of trust	46	46	—	105	105	—
	345	345	—	265	265	—
Commercial and industrial loans
(except those secured by real estate)	94	94	15	26	26	—
Consumer and other	13	13	—	—	—	—
	$452	$452	$15	$291	$291	$—

The following is a summary of average recorded investment in individually evaluated loans with and without valuation allowance and interest income recognized on those loans for periods indicated (in thousands):

	December 31,
	2024		2023
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Consumer real estate
Home equity lines	$85	$9	$42	$9
Secured by 1-4 family residential
First deed of trust	155	3	157	10
Second deed of trust	66	1	82	9
	306	13	281	28
Commercial and industrial loans
(except those secured by real estate)	14	1	20	5
Consumer and other	13	1	3	1
	333	15	304	34

With an allowance recorded
Commercial and industrial loans
(except those secured by real estate)	40	—	30	6
	40	—	30	6

Total
Consumer real estate
Home equity lines	85	9	42	9
Secured by 1-4 family residential,
First deed of trust	155	3	157	10
Second deed of trust	66	1	82	9
	306	13	281	28
Commercial and industrial loans
(except those secured by real estate)	54	1	50	11
Consumer and other	13	1	3	1
	$373	$15	$334	$40

Loan Modifications to Borrowers in Financial Difficulty

As part of its credit risk management, the Company may modify a loan agreement with a borrower experiencing financial difficulties through a refinancing or restructuring of the borrower’s loan agreement. There were no modified loans identified during the year ended December 31, 2024 and December 31, 2023.

Note 4. Allowance for Credit Losses

In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics by call report code. The Company’s forecast of estimated expected credit losses is based on a twelve-month forecast of the national rate of unemployment and external observations of historical loan losses. The Company uses the Federal Open Market Committee’s projection of unemployment for its reasonable and supportable forecasting of current expected credit losses. For the periods beyond the reasonable and supportable forecast period, projections of expected credit losses are based on a reversion to the long-run mean for the national unemployment rate. To further adjust the allowance for credit losses for expected credit losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: changes in lending policies and procedures including changes in underwriting standards, changes in collections, charge-offs, and recovery practices, changes in international, national, regional, and local conditions, changes in the nature and volume of the portfolio and terms of loans, changes in experience, depth, and ability of lending management, changes in the volume and severity of past due loans and other similar conditions, changes in the quality of the organization’s loan review system, changes in the value of underlying collateral for collateral dependent loans, the existence and effect of any concentrations of credit and changes in the levels of such concentrations, and the effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses.

Activity in the allowance for credit losses is as follows for the periods indicated (in thousands):

		Provision for
	Beginning	(Recovery of)			Ending
	Balance	Credit Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2024
Construction and land development
Residential	$86	$38	$—	$—	$124
Commercial	228	(3)	—	—	225
	314	35	—	—	349
Commercial real estate
Owner occupied	409	54	—	—	463
Non-owner occupied	1,467	68	—	—	1,535
Multifamily	44	38	—	—	82
Farmland	3	(2)	—	—	1
	1,923	158	—	—	2,081
Consumer real estate
Home equity lines	40	(14)	—	10	36
Secured by 1-4 family residential
First deed of trust	293	(5)	—	3	291
Second deed of trust	99	(101)	—	115	113
	432	(120)	—	128	440
Commercial and industrial loans
(except those secured by real estate)	640	15	—	41	696
Student loans	57	6	(25)	—	38
Consumer and other	36	(8)	—	1	29
Unallocated	21	42	—	—	63

	$3,423	$128	$(25)	$170	$3,696

		Impact of	Provision for
	Beginning	adopting	(Recovery of)			Ending
	Balance	ASC 326	Loan Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2023
Construction and land development
Residential	$79	$3	$4	$—	$—	$86
Commercial	192	34	2	—	—	228
	271	37	6	—	—	314
Commercial real estate
Owner occupied	867	(475)	17	—	—	409
Non-owner occupied	1,289	192	(14)	—	—	1,467
Multifamily	33	7	4	—	—	44
Farmland	—	—	3	—	—	3
	2,189	(276)	10	—	—	1,923
Consumer real estate
Home equity lines	11	24	5	—	—	40
Secured by 1-4 family residential
First deed of trust	131	76	83	—	3	293
Second deed of trust	43	25	15	—	16	99
	185	125	103	—	19	432
Commercial and industrial loans
(except those secured by real estate)	576	1	(110)	—	173	640
Student loans	52	—	35	(30)	—	57
Consumer and other	37	(5)	7	(3)	—	36
Unallocated	60	(9)	(30)	—	—	21

	$3,370	$(127)	$21	$(33)	$192	$3,423

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

The following table presents a breakdown of the provision for credit losses for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Provision for credit losses:
Provision for loans	$128	$21
Provision for unfunded commitments	22	29
Total	$150	$50

On January 1, 2023, the Commercial Banking Segment adopted the current expected credit losses methodology for estimating credit losses, which resulted in an increase of $150,000 in the allowance for credit losses on January 1, 2023. The allowance for credit losses included an allowance for credit losses on loans of $3.24 million and a reserve for unfunded commitments of $277,000.

As of December 31, 2024, the allowance for credit losses was $4.03 million and included an allowance for credit losses on loans of $3.70 million and a reserve for unfunded commitments of $328,200.

The Company recorded a provision for credit losses for loans of $128,000 for the year ended December 31, 2024, which was the result of loan growth supported by stable macroeconomic conditions and credit quality remaining strong.  Non-

performing loans as a percentage of loans were consistent, 0.05% at December 31, 2024 compared to 0.05% at December 31, 2023.

The Company recorded a provision for credit losses for unfunded commitments of $21,800 for the year ended December 31, 2024, which was driven by an increase in the total commitments outstanding at December 31, 2024.

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

Loans were evaluated for the need for credit reserve as follows for the periods indicated (in thousands):

	Recorded Investment in Loans
	Allowance			Loans
	Ending			Ending
	Balance	Individually	Collectively	Balance	Individually	Collectively

Year Ended December 31, 2024
Construction and land development
Residential	$124	$—	$124	$19,283	$—	$19,283
Commercial	225	—	225	38,586	—	38,586
	349	—	349	57,869	—	57,869
Commercial real estate
Owner occupied	463	—	463	130,216	—	130,216
Non-owner occupied	1,535	—	1,535	169,635	—	169,635
Multifamily	82	—	82	17,656	—	17,656
Farmland	1	—	1	314	—	314
	2,081	—	2,081	317,821	—	317,821
Consumer real estate
Home equity lines	36	—	36	24,497	145	24,352
Secured by 1-4 family residential
First deed of trust	291	—	291	94,674	154	94,520
Second deed of trust	113	—	113	13,460	46	13,414
	440	—	440	132,631	345	132,286
Commercial and industrial loans
(except those secured by real estate)	696	15	681	93,144	94	93,050
Guaranteed student loans	38	—	38	13,261	13	13,248
Consumer and other	92	—	92	4,138	—	4,138

	$3,696	$15	$3,681	$618,864	$452	$618,412

Year Ended December 31, 2023
Construction and land development
Residential	$86	$—	$86	$10,471	$—	$10,471
Commercial	228	—	228	37,024	—	37,024
	314	—	314	47,495	—	47,495
Commercial real estate
Owner occupied	409	—	409	122,666	—	122,666
Non-owner occupied	1,467	—	1,467	154,855	—	154,855
Multifamily	44	—	44	12,743	—	12,743
Farmland	3	—	3	326	—	326
	1,923	—	1,923	290,590	—	290,590
Consumer real estate
Home equity lines	40	—	40	21,557	—	21,557
Secured by 1-4 family residential
First deed of trust	293	—	293	95,638	160	95,478
Second deed of trust	99	—	99	11,337	105	11,232
	432	—	432	128,532	265	128,267
Commercial and industrial loans
(except those secured by real estate)	640	—	640	86,203	26	86,177
Guaranteed student loans	57	—	57	17,923	—	17,923
Consumer and other	57	—	57	4,265	—	4,265

	$3,423	$—	$3,423	$575,008	$291	$574,717

Note 5. Premises and Equipment

The following is a summary of premises and equipment as of December 31, 2024 and 2023 (in thousands):

	2024	2023

Land	$4,352	$4,352
Buildings and improvements	11,580	11,448
Furniture, fixtures and equipment	8,675	8,500
Total premises and equipment	24,607	24,300
Less: Accumulated depreciation and amortization	(13,201)	(12,540)

Premises and equipment, net	$11,406	$11,760

Depreciation and amortization of premises and equipment for 2024 and 2023 amounted to $661,000 and $604,000, respectively.

Note 6. Investment in Bank Owned Life Insurance

The Bank is owner and designated beneficiary on life insurance policies in the aggregate face amount of $21,314,000 covering certain of its directors and executive officers. The earnings from these policies are used to offset expenses related to retirement plans. The cash surrender value of these policies at December 31, 2024 and 2023 was approximately $13,019,000 and $13,120,000, respectively.

Note 7. Deposits

Deposits as of December 31, 2024 and 2023 were as follows (dollars in thousands):

	December 31, 2024		December 31, 2023
	Amount	%	Amount	%

Demand accounts	$240,529	38.8%	$247,624	40.9%
Interest checking accounts	72,104	11.6%	76,289	12.6%
Money market accounts	223,325	36.1%	195,249	32.3%
Savings accounts	32,442	5.2%	39,633	6.5%
Time deposits over $250,000	14,365	2.3%	9,145	1.5%
Other time deposits	36,657	5.9%	37,405	6.2%

Total	$619,422	100.0%	$605,345	100.0%

The following are the scheduled maturities of time deposits as of December 31, 2024 (in thousands):

	Less Than
Year Ending	or Equal to	Greater Than
December 31,	$250,000	$250,000	Total

2025	$31,324	$13,824	$45,148
2026	2,139	—	2,139
2027	1,967	541	2,508
2028	584	—	584
2029	643	—	643

Total	$36,657	$14,365	$51,022

Deposits held at the Company by related parties, which include officers, directors, greater than 5% shareholders and companies in which directors of the board have a significant ownership interest, approximated $9,426,000 and $10,868,000 at December 31, 2024 and 2023, respectively.

The Company had $5 million in brokered deposits outstanding at December 31, 2024.

Note 8. Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The Company held $2.7 million in FHLB stock at December 31, 2024 and $2.6 million at December 31, 2023, which is held at cost. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. FHLB borrowings are secured by the pledge of commercial loans and 1-4 family residential loans. The Company had FHLB advances of $45.0 million at December 31, 2024 and 2023, respectively.

The Company uses federal funds purchased and repurchase agreements for short-term borrowing needs.  Securities sold under agreements to repurchase are classified as borrowings and generally mature within one to four days from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.  There were no borrowings against the lines at December 31, 2024 or December 31, 2023.

The Company’s unused lines of credit for future borrowings total approximately $28.2 million at December 31, 2024, which consists of $5.4 million available from the FHLB, $20.0 million on revolving bank line of credit, and $2.8 million under secured federal funds agreements with third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank of Richmond or the FHLB above the current lendable collateral value.

Information related to borrowings as of December 31, 2024 and 2023 is as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023

Maximum outstanding during the year
Federal Funds Purchased	$4,279	$6,498
FHLB advances	60,000	45,000
Balance outstanding at end of year
Federal Funds Purchased	—	—
FHLB advances	45,000	45,000
Average amount outstanding during the year
Federal Funds Purchased	135	207
FHLB advances	34,202	33,356
Average interest rate during the year
Federal Funds Purchased	3.75%	4.25%
FHLB advances	4.75%	4.71%
Average interest rate at end of year
Federal Funds Purchased	—%	—%
FHLB advances	4.34%	4.89%

Note 9. Income Taxes

The following summarizes the tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31, 2024 and 2023 (in thousands):

	2024	2023
Deferred tax assets
Capital loss carryforward	$—	$25
State net operating loss carryforward	272	—
Allowance for credit losses	776	719
Unfunded commitment liability	69	64
Unrealized loss on available for sale securities	1,519	1,489
Interest on nonaccrual loans	20	18
Stock compensation	80	81
Employee benefits	775	764
Depreciation	18	21
Lease obligation	5	6
Other, net	37	35

Total deferred tax assets	3,571	3,222

Deferred tax liabilities
Deferred costs, net of fees	128	169
Pension expense	10	10
Total deferred tax liabilities	138	179

Net deferred tax asset	$3,433	$3,043

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

The income tax expense charged to operations for the years ended December 31, 2024 and 2023 consists of the following (in thousands):

	2024	2023

Current tax expense	$2,005	$146
Deferred tax (benefit) expense	(360)	101

Provision for income taxes	$1,645	$247

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023

Net income before income taxes	$8,662	$2,165

Computed "expected" tax expense	$1,819	$455
State taxes, net of federal	(272)	(121)
Cash surrender value of life insurance	(76)	(68)
Other	174	(19)

Provision for income taxes	$1,645	$247

Commercial banking organizations conducting business in Virginia are not subject to Virginia income taxes. Instead, they are subject to a franchise tax based on bank capital. The Company recorded franchise tax expense, within other operating expense, of approximately $696,000 and $671,000 for the years ended December 31, 2024 and 2023, respectively. With few exceptions, the Company is no longer subject to U.S. Federal, State, or local income tax examinations by tax authorities for years prior to 2021.

Note 10. Earnings per Share

The following table presents the basic and diluted earnings per share computations (dollars in thousands except per share data):

	Year Ended December 31,
	2024	2023
Numerator
Net income - basic and diluted	$7,017	$1,918

Denominator
Weighted average shares outstanding - basic	1,495	1,486
Dilutive effect of common stock options	—	—

Weighted average shares outstanding - diluted	1,495	1,486

Earnings per share - basic	$4.69	$1.29
Earnings per share - diluted	$4.69	$1.29

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

The vesting of 10,252 and 15,130 restricted stock units outstanding as of December 31, 2024 and 2023, respectively, are dependent upon meeting certain performance criteria. As of December 31, 2024 and December 31, 2023, it was indeterminable whether these non-vested restricted stock units will vest and as such those shares are excluded from common shares issued and outstanding at each date and are not included in the computation of earnings per share for any period presented.

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

The following tables present information about the Company’s leases (dollars in thousands):

	For the year ended December 31,
	2024		2023
Lease liabilities	$554		$847
Right-of-use assets	$530		$818
Weighted average remaining lease term	3.13	years	3.66	years
Weighted average discount rate	3.12%		2.80%

	For the year ended December 31,
	2024	2023
Lease cost
Operating lease cost	$254	$309
Total lease cost	$254	$309

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

As of
December 31, 2024
Lease payments due
Twelve months ending December 31, 2025	$214
Twelve months ending December 31, 2026	163
Twelve months ending December 31, 2027	146
Twelve months ending December 31, 2028	52
Twelve months ending December 31, 2029	8
Total undiscounted cash flows	$583
Discount	29
Lease liabilities	$554

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2024 and 2023 was $254,000 and $307,000, respectively. The Company recognized lease expense of $254,000 and $309,000 for the year ended December 31, 2024 and 2023, respectively.

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

At December 31, 2024 and 2023, the Company had outstanding the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	December 31,	December 31,
	2024	2023

Undisbursed credit lines	$139,661	$127,918
Commitments to extend or originate credit	6,864	7,463
Standby letters of credit	2,449	1,202

Total commitments to extend credit	$148,974	$136,583

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

Note 13. Shareholders’ Equity and Regulatory Matters

Accumulated Other Comprehensive Loss

The following table presents the accumulated other comprehensive loss as of December 31, 2024 and 2023, respectively (in thousands):

	Unrealized	Defined
	Losses on AFS	Benefit
	Securities	Plan	Total

Accumulated other comprehensive loss December 31, 2023	$(5,604)	$(9)	$(5,613)
Other comprehensive loss
Other comprehensive loss before reclassification	(110)	-	(110)
Net current period other comprehensive loss	(110)	-	(110)
Accumulated other comprehensive loss December 31, 2024	$(5,714)	$(9)	$(5,723)

	Unrealized	Defined
	Losses on AFS	Benefit
	Securities	Plan	Total

Accumulated other comprehensive loss December 31, 2022	$(10,863)	$(18)	$(10,881)
Other comprehensive income
Other comprehensive income before reclassification	1,320	9	1,329
Amounts reclassified from AOCI into earnings	3,939	-	3,939
Net current period other comprehensive income	5,259	9	5,268
Accumulated other comprehensive loss December 31, 2023	$(5,604)	$(9)	$(5,613)

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

The Basel III Capital Rules require banks to comply with the following minimum capital ratios: (1) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (2) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (3) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (4) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the minimum plus conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of December 31, 2024, the Bank exceeded the minimum ratios under the Basel III Capital Rules.

The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950. To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (1) a common equity Tier 1 capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8.0%; (3) a total risk-based capital ratio of at least 10.0%; and (4) a leverage ratio of at least 5.0%. As of December 31, 2024, the Bank exceeded the minimum ratios to be classified as well capitalized.

The capital amounts and ratios at December 31, 2024 and 2023 for the Bank are presented in the table below (dollars in thousands):

			Minimum Capital
			Requirements
	Actual		Including Conservation Buffer (1)		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2024
Total capital (to risk- weighted assets) Village Bank	$93,152	14.45%	$67,698	10.50%	$64,475	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	89,128	13.82%	54,803	8.50%	51,580	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	89,128	11.56%	30,852	4.00%	38,565	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	89,128	13.82%	45,132	7.00%	41,908	6.50%

December 31, 2023
Total capital (to risk- weighted assets) Village Bank	$86,493	14.49%	$62,679	10.50%	$59,695	10.00%

Tier 1 capital (to risk- weighted assets) Village Bank	82,764	13.86%	50,740	8.50%	47,756	8.00%

Leverage ratio (Tier 1 capital to average assets) Village Bank	82,764	11.14%	29,706	4.00%	37,133	5.00%

Common equity tier 1 (to risk- weighted assets) Village Bank	82,764	13.86%	41,786	7.00%	38,801	6.50%

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

The following table summarizes options outstanding under the Company’s stock incentive plans at the indicated dates:

Year Ended December 31,
	2024				2023
		Weighted				Weighted
		Average				Average
		Exercise	Fair Value	Intrinsic		Exercise	Fair Value	Intrinsic
	Options	Price	Per Share	Value	Options	Price	Per Share	Value

Options outstanding, beginning of period	—	$—	$—		14	$25.28	$9.76
Granted	—	—	—		—	—	—
Forfeited	—	—	—		(14)	25.28	9.76
Exercised	—	—	$—		—	—	—
Options outstanding, end of period	—	$—	$—	$—	—	$—	$—	$—
Options exercisable, end of period	—				—

During 2024, we granted certain officers time-based restricted shares of common stock and performance-based restricted stock units.  The time-based restricted shares vest ratably over a three year period provided the officer is employed with the Company on the applicable vesting date.  The performance-based units, which have a two-year performance period that began on January 2, 2025, vest based on the Company’s achievement of performance targets related to return on tangible common equity over the performance period, with possible payouts ranging from 0% to 150% of the target awards.

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

The total number of shares underlying non-vested restricted stock was 23,364 and 31,077 at December 31, 2024 and 2023, respectively. The fair value of the stock is based on the grant date of the award and the expense is recognized over the vesting period. Unamortized stock-based compensation expense related to non-vested share-based compensation arrangements granted under the stock incentive plan as of December 31, 2024 and 2023 was $749,000 and $914,000, respectively. The time-based unrecognized compensation expense of $662,000 is expected to be recognized over a weighted average period of 2.21 years. During 2024, there were forfeitures of 416 shares of restricted stock awards. During 2023, there were no forfeitures of shares of restricted stock awards.

A summary of changes in the Company’s non-vested restricted stock awards for the year follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair-Value	Value

December 31, 2023	31,077	$45.93	$2,419,344
Granted	5,163	76.45	401,940
Vested	(11,673)	48.59	(908,743)
Forfeited	(416)	55.28	(32,386)
Other (1)	(787)	58.95	(61,268)
December 31, 2024	23,364	$50.74	$1,818,886
(1)	Represents the incremental increase in shares that vested based on the restricted stock units vesting at the maximum potential value as opposed to the targeted value of the award.

Stock-based compensation expense was $353,000 and $359,000 for the years ended December 31, 2024 and 2023, respectively.

Note 15. Trust Preferred Securities

During the first quarter of 2005, Southern Community Financial Capital Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On February 24, 2005, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a floating rate of interest indexed to the London InterBank Offered Rate (“LIBOR”) (three-month LIBOR plus 2.15%) which adjusts, and is payable, quarterly. The interest rate was 6.77% and 7.78% at December 31, 2024 and 2023, respectively. As a result of the discontinuation of the 3-month LIBOR on June 30, 2023, the Company replaced the 3-month LIBOR leg of the calculated floating rate with the three-month term Secured Overnight Funding Rate (“SOFR”) plus the applicable tenor spread adjustment for 3-month LIBOR of 0.26161 percent as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System. The securities were redeemable at par beginning on March 15, 2010 and each quarter after such date until the securities mature on March 15, 2035.  No amounts have been redeemed at December 31, 2024 and there are no plans to do so. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

During the third quarter of 2007, Village Financial Statutory Trust II, a wholly–owned subsidiary of the Company, was formed for the purpose of issuing redeemable securities. On September 20, 2007, $3.6 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.4%) which adjusts and is also payable quarterly. The interest rate was 6.02% and 7.03% at December

31, 2024 and 2023, respectively.  As a result of the discontinuation of the 3-month LIBOR on June 30, 2023, the Company replaced the 3-month LIBOR leg of the calculated floating rate with the three-month term SOFR plus the applicable tenor spread adjustment for 3-month LIBOR of 0.26161 percent as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System. The securities may be redeemed at par at any time commencing in December 2012 until the securities mature in 2037. No amounts have been redeemed at December 31, 2024 and there are no plans to do so. The principal asset of the Trust is $3.6 million of the Company’s junior subordinated securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 16. Subordinated Debt

On March 21, 2018, the Company issued $5,700,000 of fixed-to-floating rate subordinated notes due March 31, 2028 in a private placement. The Company received $5,539,000 in net proceeds after deducting issuance costs. The subordinated notes accrued interest at a fixed rate of 6.50% for the first five years until March 21, 2023. The subordinated notes have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 3.73%) which adjusts and is also payable quarterly. The interest rate at December 31, 2023 was 9.37%. As a result of the discontinuation of the 3-month LIBOR on June 30, 2023, the Company replaced the 3-month LIBOR leg of the calculated floating rate with the three-month term SOFR plus the applicable tenor spread adjustment for 3-month LIBOR of 0.26161 percent as per the guidelines outlined within the final rulings under the Adjustable Interest Rate (LIBOR) Act published by the Board of Governors of the Federal Reserve System. The Company may redeem the subordinated notes in whole or in part, on or after March 31, 2023. The subordinated notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness, whether secured or unsecured, including claims of depositors and general creditors, and rank equally in right of payment with any unsecured, subordinated indebtedness that the Company may incur in the future. The carrying value of the notes totaled $5,700,000 at December 31, 2024 and December 31, 2023, respectively.

Note 17. Retirement Plans

401K Plan: The Bank provides a qualified 401K plan to all eligible employees which is administered through the Virginia Bankers Association Benefits Corporation. Employees are eligible to participate in the plan after three months of employment. Eligible employees may, subject to statutory limitations, contribute a portion of their salary to the plan through payroll deduction. The Bank provided a matching contribution of 100% of the first 1% the participant contributes, and then 50% of the next 5% of their salary, totaling a maximum 3.5%. Participants are always fully vested in their own contributions, and the Bank’s matching contributions vest 100% after two years of service. Total contributions to the plan for the years ended December 31, 2024 and 2023 were $413,000, and $391,000, respectively.

Supplemental Executive Retirement Plan: The Bank established the Village Bank SERP on January 1, 2005 to provide supplemental retirement income to certain executive officers as designated by the Personnel Committee, later replaced by the Compensation Committee, and approved by the board of directors. The SERP is an unfunded employee pension plan under the provisions of the Employee Retirement Income Security Act of 1974. An eligible employee, once designated by the Committee and approved by the board of directors in writing to participate in the SERP, becomes a participant in the SERP 60 days following such approval (unless an earlier participation date is approved). The retirement benefit to be received by a participant is determined by the Committee and approved by the board of directors and is payable in equal monthly installments over the period specified in the SERP for each respective participant, commencing on the first day of the month following a participant’s retirement or termination of employment, provided the participant has been employed by the Bank for a minimum of 10 years. The Compensation Committee, in its sole discretion, may choose to treat a participant who has experienced a termination of employment on or after attaining age 65 but prior to completing his service requirement as having completed his service requirement. At December 31, 2024 and 2023, the Bank’s liability under the SERP was $2,402,000 and $2,468,000, respectively, and expense for the years ended December 31, 2024 and 2023 was $139,000 and $154,000, respectively. The increase in other comprehensive income related to the minimum pension adjustment was $9,000 net of tax for the year ended December 31, 2023 and there were no increases for the year ended December 31, 2024. The cash surrender value of the bank owned life insurance related to participants decreased by $101,000 for the year ended December 31, 2024 while cash surrender value of the bank owned life insurance related to the participants increased by $322,000 for the year ended December 31, 2023.

Directors Deferral Plan: The Bank established the Village Bank Outside Directors Deferral Plan (the “Directors Deferral Plan”) on January 1, 2005 under which non-employee directors of the Bank have the opportunity to defer receipt of all or a portion of certain compensation until retirement or departure from the board of directors. Deferral of compensation under the Directors Deferral Plan is voluntary by non-employee directors and to participate in the plan a director must file a deferral election as provided in the plan. A director shall become an active participant with respect to a plan year (as defined in the plan) only if he is expected to have compensation during the plan year and he timely files a deferral election. A separate account is established for each participant in the plan and each account shall, in addition to compensation deferred at the election of the participant, be credited with interest on the balance of the account, the rate of such interest to be established by the board of directors in its sole discretion at the beginning of each plan year. For those directors electing to purchase stock through the plan, the obligation will only be settled by delivery of the fixed number of shares they purchased. At December 31, 2024 and 2023, the Bank’s liability under the Directors Deferral Plan was $852,000 and $704,000, respectively, and expense for the years ended December 31, 2024 and 2023 was $165,000 and $122,000, respectively. A rabbi trust was established to hold the shares. At December 31, 2024 and 2023, the trust held 20,532 and 21,674 shares, respectively, of Company common stock totaling $439,000 and $467,000, respectively.

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

Assets and liabilities measured at fair value under Topic 820 on a recurring and non-recurring basis are summarized below for the indicated dates (in thousands):

	Fair Value Measurement
	at December 31, 2024 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government, agency obligations	$600	$—	$600	$—
Mortgage-backed securities	66,321	—	66,321	—
Municipals	1,640	—	1,640	—
Subordinated debt	10,608	—	10,108	500
Loans held for sale	4,299	—	4,299	—
IRLC	134	—	134	—
Forward sales commitment	63	—	63	—

	Fair Value Measurement
	at December 31, 2023 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets - Recurring
U.S. Government, agency obligations	$20,615	$—	$20,615	$—
Mortgage-backed securities	72,537	—	72,537	—
Municipals	1,656	—	1,656	—
Subordinated debt	10,777	—	10,277	500
Loans held for sale	4,983	—	4,983	—
IRLC	271	—	271	—

Financial Liabilities - Recurring
Forward sales commitment	506	—	506	—

The following table presents qualitative information about Level 3 fair value measurements for financial instruments measured at fair value for the year ended December 31, 2024

	December 31, 2024
				Range
	Fair Value	Valuation	Unobservable	(Weighted
	Estimate	Techniques	Input	Average)

Individually evaluated loans - real estate secured	$79	Appraisal (1) or Internal Valuation (2)	Selling costs, Discount for lack of marketability and age of appraisal	6%-10% (7%)

(1) Fair Value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not identifiable
(2) Internal valuations may be conducted to determine Fair Value for assets with nominal carrying balances

There were no Level 3 fair value measurements for financial instruments measured on a non-recurring basis at fair value at December 31, 2023.

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

		December 31,		December 31,
		2024		2023
	Level in Fair
	Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial assets
Cash	Level 1	$14,261	$14,261	$10,383	$10,383
Federal funds sold	Level 2	4,367	4,367	7,331	7,331
Investment securities available for sale	Level 2	78,669	78,669	105,085	105,085
Investment securities available for sale	Level 3	500	500	500	500
Restricted stock	Level 2	2,993	2,993	2,985	2,985
Loans held for sale	Level 2	4,299	4,299	4,983	4,983
Loans	Level 3	618,864	604,808	575,008	547,935
Bank owned life insurance	Level 2	13,019	13,019	13,120	13,120
Accrued interest receivable	Level 2	3,507	3,507	3,827	3,827
Interest rate lock commitments	Level 2	134	134	271	271
Forward sales commitment	Level 2	63	63	—	—

Financial liabilities
Deposits	Level 2	619,422	619,417	605,345	605,226
FHLB borrowings	Level 2	45,000	44,993	45,000	44,999
Trust preferred securities	Level 2	8,764	9,379	8,764	8,848
Other borrowings	Level 2	5,700	5,700	5,700	5,700
Accrued interest payable	Level 2	453	453	210	210
Forward sales commitment	Level 2	—	—	506	506

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

The Company’s chief operating decision makers (“CODMs”) are the President/Chief Executive Officer and the Chief Financial Officer.  The CODMs use net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the segments or into other parts of the entity, such as for acquisitions or to pay dividends.  Net income is used to monitor budget versus actual results.  The CODMs also use net income in competitive analysis by benchmarking to the Company’s competitors.  The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segments and in establishing management’s compensation.

Interest expense is allocated to the mortgage banking segment through borrowings from the commercial banking segment. The commercial banking segment extends a warehouse line of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans, that carry interest rates at the commercial banking segment’s cost of funds rate plus 100 basis points. The community banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. In addition to unallocated expenses recorded by the holding company, certain overhead costs are incurred by the community banking segment and are allocated to the mortgage banking segment.

The following table presents segment information as of and for the years ended December 31, 2024 and 2023 (in thousands):

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2024

Revenues
Interest income	$39,546	$444	$—	$39,990
Mortgage banking income, net	—	2,746	(223)	2,523
Other revenues	3,603	—	(166)	3,437
Total revenues	43,149	3,190	(389)	45,950

Expenses
Provision for credit losses	150	—	—	150
Interest expense	12,591	—	—	12,591
Salaries and benefits	11,477	2,748	—	14,225
Loss on sale of investment securities, net	74	—	—	74
Other expenses	9,755	882	(389)	10,248
Total operating expenses	34,047	3,630	(389)	37,288

Income (loss) before income taxes	9,102	(440)	—	8,662
Income tax expense (benefit)	1,737	(92)	—	1,645
Net income (loss)	$7,365	$(348)	$—	$7,017

Capital expenditures by segment	$307	$—	$—	$307

Total assets	$767,846	$15,223	$(26,904)	$756,165

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Year Ended December 31, 2023

Revenues
Interest income	$32,900	$374	$—	$33,274
Mortgage banking income, net	—	2,212	(522)	1,690
Other revenues	3,433	—	(173)	3,260
Total revenues	36,333	2,586	(695)	38,224

Expenses
Provision for credit losses	50	—	—	50
Interest expense	7,986	—	—	7,986
Salaries and benefits	10,585	2,804	—	13,389
Loss on sale of investment securities, net	4,986	—	—	4,986
Other expenses	9,251	1,092	(695)	9,648
Total operating expenses	32,858	3,896	(695)	36,059

Income (loss) before income taxes	3,475	(1,310)	—	2,165
Income tax expense (benefit)	522	(275)	—	247
Net income (loss)	$2,953	$(1,035)	$—	$1,918

Capital expenditures by segment	$616	$—	$—	$616

Total assets	$747,711	$16,947	$(28,042)	$736,616

Note 20.Parent Corporation Only Financial Statements

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Balance Sheet

(in thousands)

	December 31,	December 31,
	2024	2023

Assets
Cash and due from banks	$1,307	$1,666
Investment in subsidiaries	83,405	77,151
Investment in special purpose subsidiary	264	264
Prepaid expenses and other assets	3,294	3,008

	$88,270	$82,089

Liabilities and Shareholders’ Equity
Liabilities
Balance due to nonbank subsidiaries	$8,764	$8,764
Other borrowings	5,700	5,700
Accrued interest payable	67	69
Total liabilities	14,531	14,533

Shareholders’ equity
Common stock	5,940	5,908
Additional paid-in capital	55,807	55,486
Retained Earnings	17,715	11,775
Stock in directors rabbi trust	(439)	(467)
Directors deferred fees obligation	439	467
Accumulated other comprehensive loss	(5,723)	(5,613)
Total stockholders’ equity	73,739	67,556

	$88,270	$82,089

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Income and Comprehensive Income

Years Ended December 31, 2024 and 2023

(in thousands)

	2024	2023

Income
Interest income	$3	$4
Dividends received from subsidiaries	2,080	1,975
Total Income	2,083	1,979

Interest expense
Interest on borrowed funds	1,173	1,111
Total interest expense	1,173	1,111

Net interest income	910	868

Noninterest expense
Supplies	30	30
Professional and outside services	110	42
Other	49	47
Total noninterest expense	189	119
Net income before undistributed income of subsidiary	721	749
Undistributed income of subsidiary	6,011	911
Net income before income tax benefit	6,732	1,660
Income tax benefit	(285)	(258)

Net income	$7,017	$1,918

Total comprehensive income	$6,907	$7,186

Village Bank and Trust Financial Corp.

(Parent Corporation Only)

Condensed Statements of Cash Flows

Years Ended December 31, 2024 and 2023

(in thousands)

	2024	2023

Cash Flows from Operating Activities
Net income	$7,017	$1,918
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of debt issuance costs	—	8
Undistributed income of subsidiary	(6,011)	(911)
Net change in:
Other assets	(286)	(253)
Accrued interest payable	(2)	23
Other liabilities	—	(6)
Net cash provided by operating activities	718	779

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Cash dividends paid	(1,077)	(981)
Net cash used in financing activities	(1,077)	(981)
Net decrease in cash	(359)	(202)
Cash, beginning of year	1,666	1,868

Cash, end of year	$1,307	$1,666

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2024, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

(a) None.

(b) During the quarter ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following is biographical information with respect to the members of the Company’s board of directors, including their principal occupations and qualifications to serve as directors. There are no current arrangements between any director and any other person pursuant to which a director was elected. No family relationships exist among any of the directors or between any of the directors and executive officers of the Company.

Class A Directors With Terms Expiring in 2025

Craig D. Bell, 67, is a founder of the Bank and has been a director since 1998. Mr. Bell is Chair of the board of directors of the Company and the Bank. He has been a partner with the law firm of McGuireWoods LLP since March 2000, where he is head of the State and Local Tax and Tax Litigation Groups. McGuire Woods is an international law firm having offices in thirteen states and seven countries. Mr. Bell is an Emeritus Director of the Community Tax Law Project, a non-profit provider of pro bono tax assistance to low income families and its former President; a Fellow of the American College of Tax Council; former Chair of both the Virginia State Bar Section of Taxation and the Virginia Bar Association Tax Section; a Master member of the Edgar J. Murdock Inn of Court for Tax; and an adjunct Professor of Law at the College of William and Mary School of Law. The American Bar Association Section of Taxation awarded Mr. Bell its 2023 National Pro Bono Tax Attorney of the Year award for his longtime dedication to providing pro bono tax legal aid to the working poor in over 300 tax disputes and U.S. Court cases.  He is also President of the ASAC Foundation, a nonprofit organization that has charitable and educational purposes in the areas of antique arms and armor. Mr. Bell is also a credentialed Accredited Member appraiser by the International Society of Appraisers where he focuses his appraisal engagements to antique arms and armor of the 15th-19th centuries. Mr. Bell retired from the Army Reserves in 2006 as a Lieutenant Colonel after completing 27 years of service. As a result of the foregoing experience, Mr. Bell brings leadership, sound judgment, effective communication, business acumen, and decision-making skills to the board of directors. Mr. Bell currently serves as Chair of the Executive Committee, Chair of the Nominating and Corporate Governance Committee, and is a member of the Compensation Committee and Board Risk Committee. He also serves as an ex officio member of all committees.

Ronald L. Carey, Jr., 57, has been a director since January 2023. Mr. Carey is Founder and CEO of Tilt Creative + Production, a full-service marketing firm located in Richmond, Virginia that was founded in December 2017. With nearly 30 years of corporate experience across sales, human resources, marketing and entrepreneurship, Mr. Carey brings a unique perspective to the board. His background in working in large, complex organizations in Human Resources, as well as his experience in mergers and acquisitions, is of value in supporting Village Bank as it continues to grow and achieve its strategic goals. Mr. Carey serves as a board member for ChildSaver’s, Virginia CEOs, Minority Business League, and (Board Chair) HCA Chippenham/Johnston Willis Hospitals. He graduated from the University of Virginia with a bachelor’s degree in Sports Management. Mr. Carey serves as a member of the Audit Committee, Board Risk Committee, and Compensation Committee. He is also a member of the board of directors of Village Bank Mortgage Corporation.

Devon M. Henry, 48, has been a director since March 2018. Mr. Henry has served as Chief Executive Officer and President of Team Henry Enterprises, LLC since August 2006. Team Henry is a multi-discipline contracting and logistics firm headquartered in Richmond, Virginia, with offices in Raleigh, North Carolina and Miami, Florida. In 2014, Team Henry Enterprises was recognized in Fortune Magazine, ranking 12th on the 100 List of fastest growing inner-city companies in the country. Mr. Henry brings valuable business experience to the board of directors as a business owner and entrepreneur. His substantial network of business and personal relationships helps the Company grow and achieve its strategic goals.

Mr. Henry is active in the community and speaks at several local universities about entrepreneurship and S.T.E.M. initiatives. He serves on several boards and committees to include the Board of Visitors for Norfolk State University, Eastern Regional Director for Phi Beta Sigma Fraternity, Board of Directors for Venture Richmond, Transportation DBE Advisory Committee, Young Presidents Organization (YPO), and Metropolitan Business League. Mr. Henry serves as a member of the Board Risk Committee, Compensation Committee, and Nominating and Corporate Governance Committee. He is also a member of the board of directors of Village Bank Mortgage Corporation.

Class B Directors With Terms Expiring in 2026

James E. Hendricks, Jr., 61, has served as a director and Chief Executive Officer and President of the Company and the Bank since August 2020. He previously served as Executive Vice President, Chief Operating Officer and Chief Risk Officer of the Bank since December 2016, and as Chief Credit Officer since March 2014. Prior thereto, he served as Director of Special Assets of the Bank. From 1990 to 2013, Mr. Hendricks served in several leadership roles at SunTrust Bank (and its predecessor Crestar Bank), including Senior Vice President and Consumer Banking Chief Operational Risk Officer, Senior Vice President and Consumer Lending Credit and Compliance Risk Officer, and Senior Vice President of Credit Process Review. Prior to 1990, he served as Bank Examiner for the Comptroller of the Currency. Mr. Hendricks received his Bachelor of Science degree in Finance from Virginia Tech and Master of Business Administration degree from University of Richmond. Mr. Hendricks has over 35 years of banking industry experience, which has afforded him broad knowledge and a keen understanding of all aspects of banking. In addition to his banking experience, he currently serves on the board of directors of the Virginia Association of Community Banks, Virginia Bankers Association’s Benefits Board, Virginia Commerce Group, and Better Business Bureau Serving Central Virginia. Mr. Hendricks is a member of the Executive Committee and the Board Risk Committee. Mr. Hendricks is also a member of the board of directors of Village Bank Mortgage Corporation.

Mary Margaret Kastelberg, 61, has been a director since October 2020. Ms. Kastelberg was Director of Investment Research at Alpha Wealth Advisors, LLC, a full service independent financial advisory firm for more than 10 years. Ms. Kastelberg has lived in the Richmond community for her entire life. With more than 35 years of small business and financial experience, Ms. Kastelberg brings a unique perspective to the board. Her background in managing small businesses, mortgage securitizations, and mergers and acquisitions is of value in supporting Village Bank. Ms. Kastelberg serves as a board member and former Chair of Commonwealth Catholic Charities. She was appointed by Governor Youngkin to the Virginia Small Business Financing Authority Board and currently serves as Vice-Chair. She is a past board member of Western Wildcats Youth Football Association and past Secretary and Board Member for Benedictine Education Foundation.  Ms. Kastelberg graduated from Princeton University with a B.A. degree in Politics and earned a master’s in business administration from the University of Virginia’s Colgate Darden School. Ms. Kastelberg serves as Chair of the Board Risk Committee and a member of the Compensation Committee.

Selena T. Sanderson, 56, has been a director since January 2023. Ms. Sanderson is Principal at Growth by Design and Managing Director of Fahrenheit Advisors, LLC, a middle market consulting, advisory, and executive search firm since October 2021. Prior thereto, she was Managing Director at Nulogy Corporation, a Saas-based technology company headquartered in Toronto, Canada. Ms. Sanderson’s specific expertise is helping mid-market businesses to accelerate growth. Prior to joining Fahrenheit, she served as Director for Nulogy Corporation, Executive Vice President of Strategy of Weston Foods, was General Manager of Interbake Foods/FFV, and served for more than 20+ years in various leadership roles. Ms. Sanderson served as the prior Board Chair for the Greater Richmond Alzheimer’s Association, taught as an adjunct professor at the University of Richmond, and is a board advisor to several start-up companies. Ms. Sanderson graduated Magna Cum Laude with a Bachelor of Arts in Economics, Sociology, and International Studies from the University of Richmond and earned a Master of Business Administration from Darden Graduate Business School at the University of Virginia. Her experience in strategic planning, growing, and leading businesses, and developing relationships is of immense value to Village Bank as it continues to grow and expand its services. Ms. Sanderson serves on the Audit Committee, ALCO Committee, Board Risk Committee, and Nominating and Corporate Governance Committee. She is also a member of the board of directors of Village Bank Mortgage Corporation

Class C Directors With Terms Expiring in 2027

Frank E. Jenkins, Jr., 59, has been a director since 2017. He has been Managing Partner of Adams, Jenkins and Cheatham since December 1998, one of the largest accounting firms in Virginia. The firm’s core client base and business strategy align well with the mission of the Bank working closely with individuals and businesses to solve problems and help businesses grow and prosper. Mr. Jenkins brings valuable business and accounting experience to the board of directors as a Certified Public Accountant, business owner and entrepreneur. His substantial network of business and personal relationships helps the Company grow and achieve its strategic goals. Mr. Jenkins is a member of the Virginia Young Presidents’ Organization (YPO), the American Institute of Certified Public Accountants (AICPA), the Community Associations Institute, and the Virginia Society of Certified Public Accountants (VSCPA). He is a licensed CPA in Virginia and North Carolina and qualifies as an audit committee financial expert under SEC guidelines. Mr. Jenkins serves as Chair of the Audit Committee and is a member of the Executive Committee, Nominating and Corporate Governance Committee and Board Risk Committee.

Michael A. Katzen, 71, has been a director since 2008 when River City Bank merged with the Bank. He formerly served as a director of River City Bank. Mr. Katzen retired as Partner and President of The Law Firm of Michael A. Katzen, P.C. He is a director of Glebe Hill Associates, Inc., a privately held development company. His experience with real estate law provides the board of directors with expertise in evaluating significant loan relationships as well as working out nonperforming loans collateralized by real estate. Mr. Katzen currently serves as Chair of the Compensation Committee, and is a member of the Executive Committee, Nominating and Corporate Governance Committee and Board Risk Committee.

Michael L. Toalson, 72, has been a director since 2004. Mr. Toalson retired as Chief Executive Officer of the Home Builders Association of Virginia (“HBAV”) in June 2017. He led the HBAV lobbying team before state lawmakers and regulators and was the chief administrative officer of the 3,000-member business organization. His familiarity with various home builders and the Virginia real estate market in general are invaluable to the board of directors in evaluating significant loan relationships and marketing the Bank’s services to the home building community. Mr. Toalson is Vice-Chair of the board of directors of the Company and the Bank.  Mr. Toalson currently serves as a member of the Audit Committee, Board Risk Committee and Executive Committee. He also serves as Chair of the board of directors of Village Bank Mortgage Corporation.

Executive Officers Who Are Not Directors

The following is biographical information with respect to the Company’s executive officers.

Roy I. Barzel, 73, has served as Executive Vice President and Chief Credit Officer of the Bank since August 1, 2020. He joined the Bank on July 5, 2017 as Senior Vice President-Director of Strategic Initiatives. He was Executive Vice President and Chief Credit Officer of Bank of Virginia from April 2011 until it was acquired by First Citizens Bank in September 2016, and Senior Vice President and Regional Credit Manager of First Citizens Bank until he joined the Bank. Mr. Barzel started his banking career in 1983 at United Virginia Bank, predecessor to Crestar Bank and SunTrust Bank, and performed a number of credit roles, culminating in a Senior Regional Credit Officer position in Commercial Real Estate banking. Mr. Barzel is a graduate of the University of Florida with a Bachelor of Science in Zoology and a Master of Business Administration.

Jennifer J. Church, 45, has served as Executive Vice President - Retail Banking of the Bank since March 21, 2022. Ms. Church was a Market Leader, Vice President with BB&T from September 2018 to March 2022, and prior thereto, she served in various positions with Union Bank & Trust from 2007 to 2018, including Retail Support Manager, Senior Retail Operations Consultant and Branch Manager. Ms. Church is a graduate of Longwood University with a Bachelor of Science in Business Administration and has over 20 years of banking experience.

Donald M. Kaloski, Jr., 43, has served as Executive Vice President and Chief Financial Officer of the Company and the Bank since May 31, 2018, and as Chief Risk Officer of the Bank since August 15, 2020. He joined the Company in March 2013 and was promoted to Senior Vice President of Accounting in April 2015. Prior thereto, he had over six years of experience in public accounting, supervising audit teams on financial institution engagements throughout the country.

Mr. Kaloski is a 2006 graduate of Troy University with a Bachelor of Science degree in accounting, holds a Master of Business Administration degree from Troy University, and is a Certified Public Accountant and Chartered Global Management Accountant with 16 years of experience in the banking industry. Mr. Kaloski is Chair of the Virginia Bankers Association Chief Financial Officer Committee. He also served as past Lt. Governor for Capital District Division 11 of Kiwanis International.

Max C. Morehead, Jr., 61, has served as Executive Vice President - Commercial Banking since March 2014. Prior thereto, Mr. Morehead held various positions at SunTrust Bank for 25 years, including managing commercial and business banking groups. He is a 1986 graduate of the Virginia Military Institute. He has over 37 years of banking experience.

Christy F. Quesenbery, 66, has served as Executive Vice President of Operations since August 24, 2020. Ms. Quesenbery’s expertise includes loan and deposit operations, compliance, human resources, information technology and information security. Ms. Quesenbery was Executive Vice President and Chief Operating Officer for Touchstone Bankshares, Inc., where she was responsible for deposit and loan operations, compliance, information security and technology, as well as enterprise risk and vendor management. Prior thereto, she held leadership roles at various community banks in Virginia. Ms. Quesenbery holds a Bachelor of Science degree in Psychology and Business Administration from James Madison University and graduated from the Virginia Bankers School of Bank Management. Ms. Quesenbery has over 40 years’ experience in commercial banking.

James C. Winn, 51, has served as President and Chief Executive Officer of Village Bank Mortgage Corporation since December 2017. Prior thereto, he served as Senior Vice President and Risk Manager of Village Bank Mortgage Corporation. From 1998 to 2009, he served in several leadership roles with Benchmark Mortgage, including Vice President of Secondary Market. Mr. Winn is a 1997 graduate of Virginia Commonwealth University and has more than 25 years of mortgage banking experience.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers, and any persons who own more than 10% of the outstanding shares of common stock, to file reports of ownership and changes in ownership of common stock. Officers and directors are required by regulations to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports furnished to the Company or written representation that no other reports were required, the Company believes that, during fiscal year 2024, all of the Company’s insiders were in compliance with the reporting requirements of Section 16(a).

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

Audit Committee

The Company’s Audit Committee assists the board of directors in fulfilling its oversight responsibility to the shareholders relating to the integrity of the Company’s financial statements, compliance with legal and regulatory requirements and the qualifications, independence, and the performance of the internal audit function. The Audit Committee is directly responsible for the appointment, compensation, retention, and oversight of the work of the independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review, or attestation services for the Company. The board of directors has adopted a written charter for the Audit Committee. A copy of the charter of the Audit Committee is available on the “Investor Relations” page of the Company’s website at www.villagebank.com under the heading “Corporate Information - Governance Documents.”

The Audit Committee is composed of Frank E. Jenkins, Jr. (Chair), Ronald L. Carey, Jr., Selena T. Sanderson, and Michael L. Toalson. The board of directors, in its business judgment, has determined that such directors are independent as defined by Nasdaq’s listing standards and SEC regulations. The board of directors also has determined that all of the members of the Audit Committee have sufficient knowledge in financial and auditing matters to serve on the Audit Committee and that Mr. Jenkins qualifies as audit committee financial experts as defined by SEC regulations.

The Audit Committee met four times in 2024.

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale and/or other dispositions of the Company's securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of such policy is filed as Exhibit 19 to this Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

No Hedging Policy

The Company’s insider trading policy prohibits directors and executive officers from engaging in transactions designed to hedge or offset any decrease in the market value of the Company’s common stock, such as prepaid variable forward contracts, equity swaps, puts, calls, collars, forwards, exchange funds and other derivative instruments. The policy also prohibits directors and executive officers from engaging in short sale transactions in the Company’s common stock.

ITEM 11. EXECUTIVE COMPENSATION

Introduction

This section provides an overview and explanation of the material information relevant to understanding the objectives, policies, and the philosophy underlying the Company's compensation programs for its executives, focusing on the named executive officers (referred to as “NEOs”). The NEOs for 2024 were as follows:

●	James E. Hendricks, Jr., President and Chief Executive Officer of the Company
●	Max C. Morehead, Jr., Executive Vice President-Commercial Banking of the Bank
●	Donald M. Kaloski, Jr., Executive Vice President-Chief Financial Officer of the Company and Chief Risk Officer of the Bank

This section is intended to inform shareholders about certain incentive compensation plans as well as components of compensation paid to the NEOs. Following this section, the Company provides additional information relating to executive compensation in a series of tables, including important explanatory footnotes and narrative.

At the May 21, 2024 Annual Meeting of the Company’s shareholders, the shareholders voted to approve, on an advisory basis, the compensation of the Company’s NEOs, as described in the “Executive Compensation” section, the tabular disclosure regarding such compensation, and the accompanying narrative disclosure, set forth in the Company’s Proxy Statement. The vote was 1,036,761 shares “For” (95.95% of the shares voted), 10,095 shares “Against” (0.94% of the shares voted), and 33,613 shares “Abstained” (3.11% of the shares voted).

The Compensation Committee took into account the result of the shareholder vote in determining executive compensation policies and decisions since the 2024 Annual Meeting. The Compensation Committee viewed the vote as an expression of the shareholders’ overall satisfaction with the Company’s current executive compensation programs. While the Compensation Committee considered this shareholder satisfaction in determining to continue the Company’s executive compensation programs, decisions regarding incremental changes in individual compensation were made in consideration of the factors described below.

Compensation Policy and Objectives

The Compensation Committee’s compensation philosophy with respect to its executive officers is one of pay for performance. Accordingly, an executive officer’s annual compensation consists of a base salary, an annual monetary bonus and stock-based compensation. The annual monetary bonus is utilized to reward our executives for achieving short-term financial and productivity goals, and stock-based compensation is utilized for achieving long-term financial and productivity goals. The Compensation Committee evaluates all compensation plans to ensure that they do not encourage unnecessary or excessive risk.

The Compensation Committee’s primary objective is to provide competitive levels of compensation to attract, retain and reward outstanding executive officers. In a highly competitive community banking marketplace, excellent leadership is essential. Our executive officers are expected to manage the business of the Company in a manner that promotes its growth and profitability for the benefit of our shareholders. To that end, we believe that:

●	Our key executives should have compensation opportunities at levels that are competitive with peer institutions;
●	Total compensation should include significant “at risk” components that are linked to annual and longer-term performance results; and
●	Stock-based compensation should form a key component of total compensation as a means of linking executive management to the long-term performance of the Company and aligning their interests with those of shareholders.

Compensation Consultants

The Compensation Committee engaged Gallagher USA in 2024 as its independent executive compensation advisor. The compensation advisor advises the Compensation Committee on matters relating to compensation benchmarking, staying current with regulatory and legal issues related to executive compensation, and designing appropriate compensation programs. As part of its consultation with the Compensation Committee, the compensation advisor provides the Committee with peer group comparisons. The Compensation Committee has direct access to the consultant and control over its engagement. The Compensation Committee has determined that the work of the compensation advisor and its employees as compensation consultants to the Company has not created any conflict of interest.

Base Salary

The Company believes that a competitive salary for executive management is essential. Furthermore, flexibility to adapt to the particular skills of an individual or the specific needs of the Company is required. Proposed salary adjustments for executive management are presented to the Compensation Committee by the Chief Executive Officer, typically during the fourth quarter. The Compensation Committee reviews the recommendations, makes any further adjustments, and generally approves the recommendations with input from the Compensation Committee’s external compensation advisor. Recommendations regarding adjustments to Mr. Hendricks’ salary are reviewed and, if appropriate, approved by the board of directors. There were modest salary increases for the NEOs during 2024. The base salaries for 2024 and 2023 were as follows:

Name and Principal Position	Year	Base Salary

James E. Hendricks, Jr.	2024	$379,000
President and Chief Executive Officer	2023	$364,400

Max C. Morehead, Jr.	2024	$239,200
Executive Vice President-Commercial Banking	2023	$230,000

Donald M. Kaloski, Jr.	2024	$233,000
Executive Vice President-Chief Financial Officer and Chief Risk Officer of the Bank	2023	$224,000

Short-Term Incentive Compensation

In 2023 and again in 2024, the board of directors approved a short-term incentive plan to reward executives for creating value for the Company by achieving corporate and individual performance goals during 2023 and 2024, respectively. The corporate goals included measures of net income before taxes and incentive accrual, noninterest expense to average assets for the Bank, average relationship deposits, average core loans, and noninterest income to budget for the Bank. The Compensation Committee was given the responsibility to administer and implement the plan. Under the plan, the following incentive amounts were set for each of the NEOs if certain Company performance goals were attained, adjusted for the NEO’s individual performance results against the plan:

	Percent of Base Salary
Name	2024	2023

James E. Hendricks, Jr.	30%	30%
Max C. Morehead, Jr.	25%	25%
Donald M. Kaloski, Jr.	25%	20%

In 2023, the Company performance goals of net income before taxes and incentive accrual as well as average relationship deposits were not met, while the goals for average core loans and noninterest income to budget for the Bank were met above threshold, and noninterest expense to average assets for the Bank was met above target, and the following awards were paid to NEOs in March 2024:

Name	Amount	Percent of Base Salary

James E. Hendricks, Jr.	$69,583	19%
Max C. Morehead, Jr.	$31,442	14%
Donald M. Kaloski, Jr.	$32,140	14%

Actual awards would be adjusted upward or downward based on actual performance results versus goal and individual performance relative to goal. The Company performance goals were met above target in 2024 and the following awards were paid to NEOs in December 2024:

Name	Amount	Percent of Base Salary(1)

James E. Hendricks, Jr.	$210,036	55%
Max C. Morehead, Jr.	$80,206	34%
Donald M. Kaloski, Jr.	$111,741	48%
(1)	The Compensation Committee recommended and the Board approved an increased award payout to the NEOs in December 2024 to recognize exceptional performance and exceeding personal goals.

Long-Term Incentive Plans

2022 Long-Term Incentive Plan

On October 25, 2022, the board approved a Long-Term Incentive Plan under which directors were awarded time-vested restricted stock. Executives were awarded time-vested restricted stock and performance-based restricted stock units. The time-vested restricted stock awards vest annually with 33.333% vesting on each of November 1, 2023, 2024 and 2025. The performance-based restricted stock units can be earned based on performance versus goals for Consolidated Return on Tangible Common Equity for 2023-2024 with shares issued in 2025.

The Company’s performance goal of Consolidated Return on Tangible Common Equity was based on a two-year performance period that ended on December 31, 2024. The performance goal was met below target level, and the restricted stock units will vest upon the filing of this Annual Report on Form 10-K. The table below details the actual shares to be awarded:

Consolidated Return on Tangible Common Equity(1)

Name	Year	Threshold (#)	Target Shares (#)	Maximum (#)	Actual Shares to be Awarded (#)(1)
James E. Hendricks, Jr.	2024	502	1,003	1,505	533
Max C. Morehead, Jr.	2024	268	535	803	285
Donald M. Kaloski, Jr.	2024	201	401	602	213

(1)	The performance-based restricted stock units’ fair value will be calculated in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation. The fair value per share will be based on the Company’s common stock closing price on March 26, 2025, the date of vesting.

2023 Long-Term Incentive Plan

On October 24, 2023, the board approved a Long-Term Incentive Plan under which directors were awarded time-vested restricted stock. Executives were awarded time-vested restricted stock and performance-based restricted stock units. The time-vested restricted stock awards vest annually with 33.333% vesting on each of November 1, 2024, 2025 and 2026. The performance-based restricted stock units can be earned based on performance versus goals for Consolidated Return on Tangible Common Equity for 2024-2025 with shares issued in 2026.

As a result of the Merger, the performance-based restricted stock units will vest at target level due to the activation of the change in control provisions as outlined in the award agreements. The table below details the actual shares to be awarded:

Consolidated Return on Tangible Common Equity(2)

Name	Year	Threshold (#)	Target Shares (#)	Maximum (#)	Actual Shares to be Awarded (#)(1)
James E. Hendricks, Jr.	2025	562	1,124	1,686	1,124
Max C. Morehead, Jr.	2025	303	606	909	606
Donald M. Kaloski, Jr.	2025	284	568	852	568
(1)	The performance-based restricted stock units’ fair value will be calculated in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation. The fair value per share will be based on the Company’s common stock closing price upon merger closure.

2024 Long-Term Incentive Plan

On October 22, 2024, the board approved a Long-Term Incentive Plan under which directors were awarded time-vested restricted stock. Executives were awarded time-vested restricted stock and performance-based restricted stock units. The time-vested restricted stock awards vest annually with 33.333% vesting on each of November 1, 2025, 2026 and 2027. The performance-based restricted stock units can be earned based on performance versus goals for Consolidated Return on Tangible Common Equity for 2025-2026 with shares issued in 2027.

As a result of the Merger the performance-based restricted stock units will vest at target level due to the activation of the change in control provisions as outline in the award agreements. The table below details the actual shares to be awarded:

Consolidated Return on Tangible Common Equity(2)

Name	Year	Threshold (#)	Target Shares (#)	Maximum (#)	Actual Shares to be Awarded (#)(1)
James E. Hendricks, Jr.	2026	374	747	1,121	747
Max C. Morehead, Jr.	2026	197	393	590	393
Donald M. Kaloski, Jr.	2026	192	383	575	383
(1)	The performance-based restricted stock units’ fair value will be calculated in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation. The fair value per share will be based on the Company’s common stock closing price upon merger closure.

In granting the stock awards, the Compensation Committee asked its external compensation advisor to provide a recommendation regarding incentive stock awards for executive management and directors. The Compensation Committee’s advisor recommended stock awards and/or stock units for executives based on the Company’s executive compensation philosophy statement. As a result of this evaluation, the Compensation Committee and board approved a combination of time-vested restricted stock and performance-based restricted stock units in 2024. The number of shares is reported below under Grants of Plan-Based Awards in 2024. The stock-based compensation for the NEOs shown in the Summary Compensation Table for 2024 includes the target value of the performance-based restricted stock units as of the date of grant.

Supplemental Executive Retirement Plan

We believe that retirement compensation plays an important role in retaining key executives, as well as helping them provide for retirement. The Compensation Committee engaged an independent compensation advisor to analyze the total retirement benefits provided by the Company and/or the Bank and Social Security to employees with various levels of compensation and years of service so that the Compensation Committee could determine the projected replacement ratio of income at retirement compared with active employment. Because of limits under our qualified retirement plan on the amount of deferrals that our executives can make, several of our executives can expect to have a lower retirement replacement ratio than we have targeted for all employees. Consequently, as a matter of “pension equity,” we have adopted a supplemental plan, which should provide a benefit for designated executives that will help approach the targeted retirement replacement ratio.

Under the Bank’s Supplemental Executive Retirement Plan, the Bank has agreed to provide a supplemental retirement benefit of $50,000 annually for 20 years to Mr. Hendricks and a benefit of $25,000 annually for 15 years to Mr. Morehead. Other than Mr. Hendricks, the participants are fully vested in their respective benefits. Mr. Hendricks is vested in a benefit equal to $25,000 annually for 15 years. The remainder of Mr. Hendricks’s benefit, which was awarded in connection with his promotion to President and Chief Executive Officer in 2020, is subject to vesting and requires Mr. Hendricks to remain employed by the Company for a term of 90 months beginning December 31, 2020. Under the plan, each participant’s payments will begin on the later of the date of his termination of employment with the Company or the date he would otherwise have completed his service requirement. In the event of a pre-termination death, the executive’s named beneficiary receives the benefit under the applicable payout schedule. In the event of a post-termination death, the executive’s named beneficiary receives any remaining benefit payments under the applicable payout schedule.

Employment and Change of Control Agreements with Named Executive Officers

Securing the continued service of key executives is essential to the successful future of the Company. Employment agreements and change of control agreements assist the Company by providing security to key executives. The Company has employment agreements with Mr. Hendricks and Mr. Kaloski. The Bank has an employment agreement with Mr. Morehead.

Mr. Hendricks’ employment agreement with the Company was entered into on July 28, 2020. The agreement automatically renewed for an additional 12 months on August 14, 2023 so that the current term will expire on August 14, 2025. The agreement will automatically extend for an additional 12-month period on each August 14th, unless either party gives notice of nonrenewal at least 90 days prior to the renewal date. Pursuant to the agreement, Mr. Hendricks is entitled to receive an annual base salary of not less than $300,000. His current base salary is $364,400. The Company’s board of directors or compensation committee will review his base salary at least annually and may increase his salary in its discretion. Mr. Hendricks is entitled to an annual performance bonus based on a target of 30% of his annual base salary, provided that he meets the performance goals established by the board of directors or compensation committee. He is also entitled to stock-based awards in such amounts as may be determined by the Company’s board of directors or compensation committee in accordance with the terms and conditions of the applicable incentive plans in effect for senior executives of the Company and the Bank. Mr. Hendricks is also entitled to participate in the Village Bank Supplemental Executive Retirement Plan as described above. Pursuant to his agreement, if Mr. Hendricks is terminated without “Cause” (as defined in his agreement) or resigns for “Good Reason” (as defined in his agreement), he will be paid two times the sum of (i) his annual base salary in effect as of the date of termination, plus (ii) an annual bonus amount equal to 30% of such annual base salary. If, within 24 months following a change of control of the Company, he is terminated by the Company without Cause, he terminates his employment for Good Reason or the Company fails to renew his agreement, he will be paid a lump sum cash payment equal to 2.99 times the sum of his annual base salary as of the date of termination and an annual bonus amount equal to 30% of his annual base salary.

Mr. Morehead’s employment agreement with the Bank was entered into on September 4, 2020, and amended November 2, 2023 and March 26, 2024. The agreement automatically renewed for an additional 12 months on September 4, 2023 so that the current term will expire on September 4, 2025. The agreement will automatically extend for an additional 12-month period on each September 4th, unless either party gives notice of nonrenewal at least 90 days prior to the renewal date. Pursuant to the agreement, Mr. Morehead is entitled to receive an annual base salary of not less than $230,000. His current base salary is $239,200. The Bank’s board of directors or compensation committee will review his base salary at least annually and may increase his salary in its discretion. Mr. Morehead is entitled to an annual performance bonus based on a target of 25% of his annual base salary, provided that he meets the performance goals established by the board of directors or compensation committee. His annual performance bonus for 2024 was based on a target of 25% of his base salary. He is also entitled to stock-based awards in such amounts as may be determined by the Bank’s board of directors or compensation committee in accordance with the terms and conditions of the applicable incentive plans in effect for senior executives of the Bank. Mr. Morehead is also entitled to participate in the Village Bank Supplemental Executive Retirement Plan as described above. Pursuant to his agreement, if Mr. Morehead is terminated without “Cause” (as defined in his agreement) or resigns for “Good Reason” (as defined in his agreement), he will be paid the sum of (i) his annual base salary in effect as of the date of termination, plus (ii) an annual bonus amount equal to 25% of such annual base salary. If, within 24 months following a change of control of the Company, he is terminated by the Company without Cause, he terminates his employment for Good Reason or the Company fails to renew his agreement, he will be paid a lump sum cash payment equal to two times the sum of his annual base salary as of the date of termination and an annual bonus amount equal to 25% of his annual base salary.

Mr. Kaloski’s employment agreement with the Bank was entered into on February 22, 2022, and amended November 2, 2023 and March 26, 2024. The agreement automatically renewed for an additional 12 months on February 22, 2024 so that the current term will expire on February 22, 2026. The agreement will automatically extend for an additional 12-month period on each February 22nd, unless either party gives notice of nonrenewal at least 90 days prior to the renewal date. Pursuant to the agreement, Mr. Kaloski is entitled to receive an annual base salary of not less than $224,000. His current base salary is $233,000. The Bank’s board of directors or compensation committee will review his base salary at least annually and may increase his salary in its discretion. Mr. Kaloski is entitled to an annual performance bonus based on a target of 25% of his annual base salary, provided that he meets the performance goals established by the board of directors or compensation committee. His annual performance bonus for 2024 was based on a target of 25% of his base salary. He is also entitled to stock-based awards in such amounts as may be determined by the Bank’s board of directors or compensation committee in accordance with the terms and conditions of the applicable incentive plans in effect for senior executives of the Bank. Pursuant to his agreement, if Mr. Kaloski is terminated without “Cause” (as defined in his agreement) or resigns for “Good Reason” (as defined in his agreement), he will be paid the sum of (i) his annual base salary in effect as of the date of termination, plus (ii) an annual bonus amount equal to 25% of such annual base salary. If, within 24 months following a change of control of the Company, he is terminated by the Company without Cause, he terminates his employment for Good Reason or the Company fails to renew his agreement, he will be paid a lump sum cash payment equal to two times the sum of his annual base salary as of the date of termination and an annual bonus amount equal to 25% of his annual base salary.

Other Benefits and Agreements

All NEOs are eligible to participate in the health and welfare benefit programs available to all of the Company’s employees. These programs include medical, dental, and vision coverages, short and long-term disability plans, and life insurance.

In addition, the Company has a 401(k) profit sharing plan. The NEOs participate in this plan and are fully vested in their own contributions. The Company’s discretionary matching contributions cliff vest 100% at two years.

The Company and certain members of the board of directors and NEOs are parties to split dollar life insurance agreements or bank owned life insurance (“BOLI”) agreements. Generally, under each split dollar or BOLI agreement, the Company has life insurance on the executive’s life. Upon death, a death benefit will be paid to the executive’s designated beneficiary, or to his estate, as may be applicable, under the provisions of the applicable agreement, and a death benefit will also be paid to the Company. Any death benefit paid to the Company will be in excess of any death benefit paid to the insured executive’s designated beneficiary.

All NEOs have access to a Non-Qualified Deferred Compensation plan, which allows a select group of management and highly compensated employees to save additional pre-tax dollars beyond the current retirement plan limits. Participants may elect to defer dollars from base salary, incentive pay, commissions, and/or 401(k) refunds per the terms of this program. All participants in the plan are fully vested in their own contributions. James E. Hendricks, Jr. elected to defer a portion of his compensation into the plan in 2024. No other NEOs participated in the plan as of December 31, 2024.

Summary Compensation Table

The following table presents information concerning the compensation of the NEOs for services rendered in all capacities to the Company and the Bank.

						Nonqualified
					Non-Equity	Deferred
				Stock	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Compensation	Earnings	Compensation
Name and Principal Position	Year	($)	($)	($) (1)	($) (2)	($)	($) (3)	Total ($)
James E. Hendricks, Jr.	2024	367,208	—	114,216	210,036	55,007	18,882	765,349
President and Chief Executive Officer	2023	343,754	—	87,290	69,583	51,410	18,347	570,384

Max C. Morehead, Jr.	2024	231,769	—	60,090	80,206	10,826	16,546	399,437
Executive Vice President/Commercial Banking	2023	221,540	—	47,062	31,442	10,386	15,612	326,042

Donald M. Kaloski, Jr.	2024	225,731	—	58,561	111,741	—	12,738	408,771
Executive Vice President/Chief Financial Officer	2023	208,769	—	56,925	32,140	—	9,903	307,837
(1)	The amounts represent the grant date fair value of the awards calculated in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation - Stock Compensation. The 2024 and 2023 stock awards consist of time-based and performance-based restricted stock awards. The performance-based awards in the above table assume the probable outcome of performance conditions is equal to the targeted potential value of the awards. The time-based awards vest over a period of three years and the performance-based awards can be earned over a period of two years. The grant date fair value per share was $76.45 and $38.83 and was based on the Company’s common stock closing price on October 24, 2024 and November 1, 2023, respectively. The Assumptions used in the calculation of these amounts are included in Note 14 of the Company’s audited financial statements for the year ended December 31, 2024 included in this Annual Report on Form 10-K.
(2)	The amounts in this column reflect the short-term incentive compensation awards for 2024 and 2023 performance, which are discussed in further detail under “Short-Term Incentive Compensation”.
(3)	Amounts shown in the “All Other Compensation” column are detailed in the following table:

All Other Compensation

			Company
			Contributions	Company
			to Retirement	Vehicle /
		BOLI	and 401(k)	Automobile	Telephone
Name and Principal Position	Year	Income	Plans	Allowance	Allowance	Total
James E. Hendricks, Jr.	2024	$207	$12,075	$6,000	$600	$18,882
	2023	$197	$11,550	$6,000	$600	$18,347

Max C. Morehead, Jr.	2024	$197	$9,749	$6,000	$600	$16,546
	2023	$188	$8,824	$6,000	$600	$15,612

Donald M. Kaloski, Jr.	2024	$63	$12,075	$—	$600	$12,738
	2023	$59	$9,244	$—	$600	$9,903

Plan-Based Awards in 2024

The following table sets forth certain information with respect to the amount and value of plan-based awards granted to the NEOs during 2024.

Grants of Plan-Based Award in 2024

									All Other
			Estimated Future Payouts Under			Estimated Future Payouts Under			Stock Awards:
			Non- Equity Incentive Plan Awards			Equity Incentive Plan Awards			Number of	Grant Date Fair
		Actual							Share of	Value of Stock
		Cash							Stock or	and Option
Name	Grant Date	Payout	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Awards(1)
James E. Hendricks, Jr.	N/A	$210,036	$85,275	$113,700	$170,550	—	—	—	—	N/A
	10/24/2024	$—	$—	$—	$—	374	747	1,121	—	$57,108
	10/24/2024	$—	$—	$—	$—	—	—	—	747	$57,108

Max C. Morehead, Jr.	N/A	$80,206	$44,850	$59,800	$89,700	—	—	—	—	N/A
	10/24/2024	$—	$—	$—	$—	197	393	590	—	$30,045
	10/24/2024	$—	$—	$—	$—	—	—	—	393	$30,045

Donald M. Kaloski, Jr.	N/A	$111,741	$43,688	$58,250	$87,375	—	—	—	—	N/A
	10/24/2024	$—	$—	$—	$—	192	383	575	—	$29,280
	10/24/2024	$—	$—	$—	$—	—	—	—	383	$29,280

(1)	The amounts represent the grant date fair value of the awards calculated in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation - Stock Compensation. The performance-based awards in the above table assume the probable outcome of performance conditions is equal to the targeted potential value of the awards. The time-based awards vest over a period of three years and the performance-based awards can be earned over a period of two years. The grant date fair value per share was $76.45 and was based on the Company’s common stock closing price on October 24, 2024. The Assumptions used in the calculation of these amounts are included in Note 14 of the Company’s audited financial statements for the year ended December 31, 2024 included in this Annual Report on Form 10-K.

Outstanding Equity Awards

The following table sets forth certain information with respect to the amount and value of outstanding equity awards on an award-by-award basis held by the NEOs at December 31, 2024.

Outstanding Equity Awards at Fiscal Year-End

			Stock Awards
					Equity
					Incentive Plan
					Awards:
					Number of	Equity Incentive
			Number of	Market Value	Unearned	Plan Awards:
			Shares	of Shares	Shares, Units	Market or Payout
			or Units	or Units	or Other	Value of Unearned
			of Stock That	of Stock That	Rights That	Shares, Units or
	Grant		Have Not	Have Not	Have Not	Other Rights That
Name	Date		Vested	Vested(1)	Vested	Have Not Vested(1)
James E. Hendricks, Jr.	11/1/2021	(2)	287	$11,440	—	$—
	11/1/2022	(3)	668	$26,626	1,003	$39,980
	11/1/2023	(4)	1,124	$44,803	1,124	$44,803
			2,079	$82,869	2,127	$84,782

Max C. Morehead, Jr.	11/1/2021	(2)	225	$8,969	—	$—
	11/1/2022	(3)	356	$14,190	535	$21,325
	11/1/2023	(4)	606	$24,155	606	$24,155
			1,187	$47,314	1,141	$45,480

Donald M. Kaloski, Jr.	11/1/2021	(2)	118	$4,703	—	$—
	11/1/2022	(3)	267	$10,643	401	$15,984
	11/1/2023	(4)	898	$35,794	568	$22,640
			1,283	$51,140	969	$38,624
(1)	The market value of the stock awards that have not vested was determined based on the per share closing price of the Company’s common stock on December 31, 2024 ($77.85).
(2)	Time based restricted stock awards and performance based restricted stock unit awards under the 2022 Long Term Incentive Plan described above.
(3)	Time based restricted stock awards and performance based restricted stock unit awards under the 2023 Long Term Incentive Plan described above.
(4)	Time based restricted stock awards and performance based restricted stock unit awards under the 2024 Long Term Incentive Plan described above.

Pay versus Performance

The following table provides information on total compensation and compensation “actually paid,” as determined based on SEC methodology, to the Company’s principal executive officer (“PEO”) and to the remaining NEOs for the fiscal years ended December 31, 2024, December 31, 2023, and December 31, 2022, and the cumulative total shareholder return (“TSR”) on the Company’s common stock and net income over the same time period.

			Average		Value of Initial
			Summary	Average	Fixed $100
	Summary		Compensation	Compensation	Investment Based
	Compensation	Compensation	Table Total for	Actually Paid	on Total
	Table Total for	Actually Paid	Non-PEO	to Non-PEO	Shareholder	Net Income
Year	PEO(1)	to PEO(1)(2)	NEOs(3)	NEOs(3)(4)	Return(5)	($in thousands)
2024	$765,349	$889,716	$404,104	$474,779	$137.96	$7,017
2023	$570,384	$525,956	$316,939	$294,794	$71.05	$1,918
2022	$600,930	$612,877	$327,690	$326,839	$90.89	$8,305
(1)	During 2024, 2023, and 2022, James E. Hendricks, Jr. was our PEO.
(2)	The following table sets forth the adjustments made during each year to arrive at compensation “actually paid” to our PEO during each of the years in question:

Adjustments to determine compensation “actually paid” for PEO	2024	2023	2022
Deduction for amounts reported under the “Stock Awards” column in the Summary Compensation Table	$(114,216)	$(87,290)	$(93,045)
Increase for fair value of awards granted during year that remained unvested at year-end	$116,308	$89,605	$104,312
Change in fair value from prior year-end to year-end of awards granted in a prior year that were outstanding and unvested at year-end	$83,844	$(23,770)	$(14,116)
Change in fair value from prior year-end to vesting date of awards granted in a prior year that vested during year	$36,979	$(24,454)	$13,274
Increase based on dividends or other earnings paid during year prior to vesting	$1,453	$1,481	$1,522
Total Adjustments	$124,367	$(44,428)	11,947
(3)	During 2024 and 2023 our remaining NEOs consisted of Max C. Morehead, Jr. and Donald M. Kaloski, Jr, and during 2022 our remaining NEOs consisted of Max C. Morehead Jr. and Christy F. Quesenbery.
(4)	The following table sets forth the adjustments made during each year represented in the table above to arrive at compensation “actually paid” to our remaining NEOs during each of the years in question:

Adjustments to determine compensation “actually paid” for NEOs	2024	2023	2022
Deduction for amounts reported under the “Stock Awards” column in the Summary Compensation Table	$(59,325)	$(51,993)	$(48,789)
Increase for fair value of awards granted during year that remained unvested at year-end	$60,412	$53,373	$50,934
Change in fair value from prior year-end to year-end of awards granted in a prior year that were outstanding and unvested at year-end	$47,241	$(11,545)	$(7,277)
Change in fair value from prior year-end to vesting date of awards granted in a prior year that vested during year	$21,494	$(12,739)	$3,456
Increase based on dividends or other earnings paid during year prior to vesting	$855	$759	$825
Total Adjustments	$70,676	$(22,145)	(851)
(5)	TSR is calculated assuming a fixed investment of $100 in the Company’s common stock based on the closing price on December 31, 2021, the last trading day prior to January 1, 2022, assuming reinvestment of dividends, through and including the end of each fiscal year. The amount for 2022 represents the one-year TSR, the amount for 2023 represents the two-year TSR, and the amount for 2024 represents the three-year TSR.

Relationship between Financial Performance and Executive Compensation

As described in more detail above, the Company’s executive compensation program includes variable components in the form of annual incentive cash compensation and performance-based restricted stock units that are contingent on the Company achieving goals intended to drive shareholder returns. Compensation decisions at the Company are made independent of SEC disclosure requirements. While the Company utilizes several performance measures to align executive compensation with the Company’s performance, all of those measures are not presented in the “Pay versus Performance Table.” Moreover, the Company generally seeks to incentivize long-term performance and, therefore, does not specifically align the Company’s performance measures with compensation that is “actually paid” (as computed in accordance with SEC methodology) for a particular year.

Compensation “Actually Paid” versus Company Performance

The relationship between compensation “actually paid” and the Company’s financial performance over the three-year period shown in the preceding Pay versus Performance Table is described as follows.

CEO

From 2022 to 2024, the compensation “actually paid” to the Company’s PEO increased by 45.17%, from $612,877 to $889,716. Over this same period, the Company’s TSR increased by 51.79%. Net income decreased by 15.51%, from $8,305,000 to $7,017,000, due largely to the impact of increased deposits costs and margin compression because of the historic rise in interest rates during 2022 and 2023. A significant portion of our PEO’s variable pay is delivered as deferred equity-based awards. As a result, PEO compensation “actually paid” increases and decreases when our TSR increases or decreases and correlates with our TSR performance and shareholder value creation over the applicable measurements periods.

Other NEOs

From 2022 to 2024 the average compensation “actually paid” to the other NEOs increased by 45.26%, from 326,839 to $474,779. Over this same period, the Company’s TSR increased by 51.79%. Net income decreased by 15.51%, from $8,305,000 to $7,017,000, due largely to the impact of increased deposits costs and margin compression because of the historic rise in interest rates during 2022 and 2023. A significant portion of our NEOs variable pay is delivered as deferred equity-based awards. As a result, NEO average compensation “actually paid” increases and decreases when our TSR increases or decreases and correlates with our TSR performance and shareholder value creation over the applicable measurements periods.

The relationship between compensation “actually paid” and the Company’s financial performance over the two-year period shown in the preceding Pay versus Performance Table is illustrated in the following charts comparing PEO/NEO compensation “actually paid” versus TSR and net income.

Director Compensation

Members of the board of directors of the Company do not receive cash fees for their service as directors. However, all of the directors of the Company also serve as directors of the Bank, and the non-employee directors are compensated for their service on the Bank board. In 2024, the Chair of the board of directors of the Bank received a $26,000 retainer payable semi-annually in increments of $13,000. The Chair of the Compensation Committee received a $24,000 retainer payable semi-annually in increments of $12,000. The Chairs of the Audit Committee and Board Risk Committee each received a $22,000 retainer payable semi-annually in increments of $11,000. Each of the remaining non-employee members of the board of directors of the Bank received a $20,000 retainer payable semi-annually in increments of $10,000. Directors of the Company also received awards of time-based restricted stock in connection with the Company’s long-term incentive plan as described below. Directors do not receive attendance fees for board or committee meetings.

Board members who are also officers of the Company or the Bank receive compensation only for their executive roles. They do not receive additional compensation for board service or attending committee meetings.

In 2005, the Bank adopted the Outside Directors Deferral Plan under which non-employee directors of the Bank have the opportunity to defer receipt of all or a portion of their compensation until retirement or departure from the board of directors. Any amounts deferred under this plan are maintained in an account for the benefit of the director and are credited annually with interest on the cash portion of the deferred amount at a market rate established at the beginning of each plan year (6.70% for 2024).

The following table provides information concerning the compensation of all non-employee directors for the year ended December 31, 2024:

	Fees Earned
	or Paid		Stock		BOLI
Name	in Cash		Awards		Income	Total
Craig D. Bell	$26,000	(1)	$11,391	(2)	$360	$37,751
Ronald L Carey	$20,000	(1)	$10,015	(2)	$—	$30,015
Devon M. Henry	$20,000		$10,015	(2)	$—	$30,015
Frank E. Jenkins, Jr.	$22,000	(1)	$10,015	(2)	$—	$32,015
Mary Margaret Kastelberg	$22,000		$10,015	(2)	$—	$32,015
Michael A. Katzen	$24,000	(1)	$10,015	(2)	$—	$34,015
Selena T. Sanderson	$20,000	(1)	$10,015	(2)	$—	$30,015
Michael L. Toalson	$20,000		$10,015	(2)	$641	$30,656
(1)	All fees earned by the director were deferred for the year ended December 31, 2024.
(2)	Represents the grant date fair value of the awards computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation - Stock Compensation. These awards are part of the long-term incentive plan described above and consist of time-based restricted stock. The time-based awards vest in equal installments over a period of three years. The grant date fair value per share was $76.45 and was based on the Company’s common stock closing price on October 24, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plans

The following table summarizes information, as of December 31, 2024, relating to the Company's stock-based compensation plans, pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

Number of Shares
	To be Issued	Number of Shares
	Upon Exercise	Weighted-Average	Remaining Available
	of Outstanding	Exercise Price of	for Future Issuance
	Options, Warrants	Outstanding Options,	Under Equity
	and Rights(1)	Warrants and Rights	Compensation Plan
Equity compensation plans approved by shareholders	13,165	$—	92,082
Equity compensation plans not approved by shareholders	—	—	—
Total	13,165	$—	92,082
(1)	Shares represent performance-based restricted stock units.

Certain Beneficial Ownership of the Company’s Common Stock

The following table sets forth, as of March 15, 2025, certain information with respect to the beneficial ownership of the Company’s common stock held by the Company’s directors and named executive officers, all of the Company’s executive officers and directors as a group, and each person, or group of affiliated persons, known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.  Shares of the Company’s common stock that may be acquired by an individual or group within 60 days of March 15, 2025 pursuant to the exercise of options, warrants or other rights, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.  The table below calculates the percentage of beneficial ownership of the Company’s common stock based on 1,498,097 shares of common stock outstanding as of March 15, 2025.

Except as indicated in footnotes to this table, the Company believes that the shareholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such shareholders.  The address for each director and executive officer listed is: c/o Village Bank and Trust Financial Corp., 13319 Midlothian Turnpike, Midlothian, Virginia 23113.

	Shares	Percentage of Class
Name	Beneficially Owned	Beneficially Owned
Directors:
Craig D. Bell (1)	21,969	1.46%
Ronald L. Carey (2)	736	*
James E. Hendricks, Jr. (3)	27,956	1.87%
Devon M. Henry (4)	1,622	*
Frank E. Jenkins, Jr. (5)	5,361	*
Mary Margaret Kastelberg (6)	1,910	*
Michael A. Katzen (7)	10,430	*
Selena Trudy Sanderson (8)	915	*
Michael A. Toalson (9)	10,921	*
Named executive officers who are not directors:
Donald M. Kaloski, Jr. (10)	4,599	*
Max C. Morehead, Jr. (11)	13,756	*
Directors and executive officers as a group (15 persons)	113,530	7.58%
Greater than 5% shareholders:
Kenneth R. Lehman	768,622	51.31%
122 North Gordon Road
Fort Lauderdale, Florida 33301
Alliance Bernstein LP	76,523	5.11%
501 Commerce Street
Nashville, TN 37203

*	Represents less than 1% of the Company’s outstanding common stock.
(1)	Amount disclosed consists of 4,669 shares held directly by Mr. Bell; 3,125 shares held in Mr. Bell’s IRA account; 4,506 shares held in a revocable trust; 7 shares held jointly with Mr. Bell’s brother; 9,277 shares held by the Trustee under the Village Bank Outside Directors Deferral Plan Trust FBO Craig D. Bell; and the unvested portion of restricted stock awards (time-based) of 385 shares.
(2)	Amount disclosed consists of 398 shares held directly by Mr. Carey and the unvested portion of restricted stock awards (time-based) of 338 shares.

(3)	Amount disclosed consists of 18,398 shares held directly by Mr. Hendricks; 807 shares held jointly with Mr. Hendricks’ spouse; 4,957 shares held in Mr. Hendricks’ IRA account; 1,964 shares held by Mr. Hendricks’ spouse; and the unvested portion of restricted stock awards (time-based) of 1,830 shares.
(4)	Amount disclosed consists of 1,284 shares held directly by Mr. Henry and the unvested portion of restricted stock awards (time-based) of 338 shares.
(5)	Amount disclosed consists of 4,448 shares held directly by Mr. Jenkins; 575 shares held in Mr. Jenkins’ SEP account; and the unvested portion of restricted stock awards (time-based) of 338 shares.
(6)	Amount disclosed consists of 671 shares held directly by Ms. Kastelberg; 901 shares held in Ms. Kastelberg’s IRA account; and the unvested portion of a restricted stock award (time-based) of 338 shares.
(7)	Amount disclosed consists of 2,837 shares held directly by Mr. Katzen; 114 shares held jointly with Mr. Katzen’s spouse; 300 shares held in Mr. Katzen’s IRA account; 6,841 shares held by the Trustee under the Village Bank Outside Directors Deferral Plan Trust FBO Michael A. Katzen; and the unvested portion of a restricted stock award (time-based) of 338 shares.
(8)	Amount disclosed consists of 577 shares held directly by Ms. Sanderson and the unvested portion of restricted stock awards (time-based) of 338 shares.
(9)	Amount disclosed consists of 1,614 shares held directly by Mr. Toalson; 2,050 shares held jointly with Mr. Toalson’s spouse; 5,438 shares held in Mr. Toalson’s IRA account; 1,481 shares held by the Trustee under the Village Bank Outside Directors Deferral Plan Trust FBO Michael L. Toalson; and the unvested portion of restricted stock awards (time-based) of 338 shares.
(10)	Amount disclosed consists of 3,485 shares held directly by Mr. Kaloski and the unvested portion of restricted stock awards (time-based) of 1,114 shares.
(11)	Amount disclosed consists of 9,861 shares held directly by Mr. Morehead; 2,920 shares held in Mr. Morehead’s IRA account; and the unvested portion of restricted stock awards (time-based) of 915 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Some of the directors and officers of the Company are customers of the Company and the Bank, and the Company and the Bank have had banking transactions in the ordinary course of business with directors, officers, and their associates, on substantially the same terms, including interest rates, collateral, and repayment terms on loans, as those prevailing at the same time for comparable transactions with persons not related to the Company. All outstanding loans to such officers and directors and their associates are current as to principal and interest and do not involve more than the normal risk of collectability or present other unfavorable features. None of such outstanding loans is classified as non-accrual, past due, restructured or a potential problem. As of December 31, 2024, all loans to directors, executive officers and their affiliates totaled approximately $8,441,000.

There are no legal proceedings to which any director, officer or associate is a party that would be material and adverse to the Company.

Independence of the Directors

The board of directors has determined that eight of its nine current directors are independent as defined by applicable SEC rules and the listing standards of the Nasdaq Stock Market (“Nasdaq”): Craig D. Bell, Ronald L. Carey, Jr., Devon M. Henry, Frank E. Jenkins, Jr., Mary Margaret Kastelberg, Michael A. Katzen, Selena T. Sanderson, and Michael L. Toalson. In reaching this conclusion, the board of directors considered that the Company and its subsidiary conduct business with companies of which certain members of the board of directors or members of their immediate families are or were directors or officers.

The Compensation Committee is composed of Michael A. Katzen (Chair), Craig D. Bell, Ronald L. Carey, Jr., Devon M. Henry, and Mary Margaret Kastelberg, all of whom the board in its business judgment has determined are independent as defined by Nasdaq’s listing standards and SEC regulations.

The Nominating and Corporate Governance Committee is composed of Craig D. Bell (Chair), Devon M. Henry, Frank E. Jenkins, Jr., Michael A. Katzen, and Selena T. Sanderson, all of whom the board of directors in its business judgment has determined are independent as defined by Nasdaq’s listing standards and SEC regulations.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of Independent Registered Public Accounting Firm

The Company’s independent registered public accounting firm, Yount, Hyde & Barbour, P.C., billed the following fees for services provided to the Company for the fiscal year ended December 31, 2024, and 2023.

	Yount, Hyde & Barbour, P.C.
	2024	2023
Audit fees (1)	$129,000	$113,000
Audit-related fees (2)	29,000	36,500
Tax fees (3)	19,000	17,800
Total	$177,000	$167,300
(1)	Audit fees: Audit and review services, review of documents filed with the SEC.
(2)	Audit-related fees: Audit of the VBA Defined Contribution Plan; agreed upon procedures related to the U.S. Department of Education Student Loan Program, Public Deposits; and HUD engagement for Village Bank Mortgage Corporation.
(3)	Tax fees: Preparation of tax returns and consultation on tax matters.

Audit Committee Pre-Approval Policies

All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Yount, Hyde & Barbour, P.C. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s Charter provides for pre-approval of audit, audit-related and tax services. The Charter authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

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
2.1

Agreement and Plan of Reorganization, dated as of September 23, 2024, by and among TowneBank, Cardinal Sub, Inc., Village Bank and Trust Financial Corp. and Village Bank (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2024).

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

Exhibit Number	Description
10.4

Amendment No.1 to Employment Agreement, dated November 2, 2023, by and between Village Bank and Max C. Morehead, Jr. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2023).*

10.5

Amendment No. 2 to Employment Agreement, dated March 26, 2024, by and between Village Bank and Trust Financial Corp. and Max C. Morehead, Jr. (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2024).*

10.6

Employment Agreement, dated February 22, 2022, by and between Village Bank and Trust Financial Corp. and Donald M. Kaloski, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2022).*

10.7

Amendment No.1 to Employment Agreement, dated November 2, 2023, by and between Village Bank and Trust Financial Corp. and Donald M. Kaloski, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2023)*.

10.8

Amendment No. 2 to Employment Agreement, dated March 26, 2024, by and between Village Bank and Trust Financial Corp. and Donald M. Kaloski, Jr. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2024).*

10.9

Amended and Restated Change of Control Agreement, dated August 24, 2022, by and between Village Bank and Christy F. Quesenbery (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2023).*

10.10

Amended and Restated Change of Control Agreement, dated February 22, 2022, by and between Village Bank and James C. Winn (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2022).*

10.11	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-KSB for the year ended December 31, 2004).*
10.12	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-KSB for the year ended December 31, 2004).*
10.13

Village Bank and Trust Financial Corp. 2024 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2024, filed with the Securities and Exchange Commission on April 9, 2024).*

10.14

Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan, as amended (incorporated by reference to Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on May 19, 2020, filed with the Securities and Exchange Commission on April 6, 2020).*

10.15

Form of Performance-Based Restricted Stock Unit Award Agreement under the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).*

10.16

Form of Time-Based Restricted Stock Award Agreement under the Village Bank and Trust Financial Corp. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).*

10.17

Village Bank and Trust Financial Corp. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2019).*

Exhibit Number	Description
10.18

Outside Directors Deferral Plan, as amended and restated effective January 1, 2023 (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2023).*

10.19

Supplemental Executive Retirement Plan, as amended and restated effective November 27, 2018 (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022).*

10.20	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2018).
19	Insider Trading Policy
21	Subsidiaries of Village Bank and Trust Financial Corp.
23.1	Consent of Yount, Hyde & Barbour, P.C. Accounting Firm.
31.1	Section 302 Certification by Chief Executive Officer.
31.2	Section 302 Certification by Chief Financial Officer.
32	Section 906 Certification.
97	Village Bank and Trust Financial Corp. Clawback Policy (incorporated by reference to Exhibit 97 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2024).
101

The following materials from the Village Bank and Trust Financial Corp. Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline eXtensible Business Reporting (iXBRL) (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

* Management contracts and compensatory plans and arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VILLAGE BANK AND TRUST FINANCIAL CORP.

Date: March 26, 2025	By:	/s/ James E. Hendricks, Jr.
James E. Hendricks, Jr.
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Hendricks, Jr.	President, Chief Executive	March 26, 2025
James E. Hendricks, Jr.	Officer and Director (Principal Executive Officer)

/s/ Donald M. Kaloski, Jr.	Executive Vice President and Chief	March 26, 2025
Donald M. Kaloski, Jr.	Financial Officer (Principal Financial and Accounting Officer)

/s/ Craig D. Bell	Director and	March 26, 2025
Craig D. Bell	Chairman of the Board

/s/ Ron Carey	Director	March 26, 2025
Ron Carey

/s/ Devon Henry
Devon Henry	Director	March 26, 2025

/s/ Frank E. Jenkins, Jr.
Frank E. Jenkins, Jr.	Director	March 26, 2025

/s/ Mary Margaret Kastelberg
Mary Margaret Kastelberg	Director	March 26, 2025

/s/ Michael A. Katzen
Michael A. Katzen	Director	March 26, 2025

/s/ Michael L. Toalson
Michael L. Toalson	Director	March 26, 2025

/s/ Selena Sanderson	Director	March 26, 2025
Selena Sanderson